Form 10-Q
period 1995-06-30
S&T BANCORP INC
filed 1995-08-01
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON D.C.  20549
                                  FORM 10-Q


(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended              June 30, 1995

                             OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

Commission file number                          0-12508

                             S&T BANCORP, INC.
      (Exact name of registrant as specified in its charter)

                             Pennsylvania       25-1434426
      (State or other jurisdiction of           (I.R.S.EMPLOYER
      incorporation or organization)            Identification No.)

      800 Philadelphia Street, Indiana, PA      15701
      (Address of principal executive offices)  (Zip Code)

                             (412) 349-2900
      (Registrant's telephone number, including area code)

                             Not Applicable
      (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES   X   NO


                             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $2.50 Par Value - 11,236,553 shares as of July 25, 1995

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES





PART I.  FINANCIAL INFORMATION                                 Page No.



Item 1.  Financial Statements

         Condensed consolidated balance sheets -
         June 30, 1995 and December 31, 1994                          3

         Condensed consolidated statements of income -
         Three months and six months ended June 30, 1995 and 19       4

         Condensed consolidated statements of cash flows -
         Six months ended June 30, 1995 and 1994                      5

         Notes to condensed consolidated financial statements       6-9


Item 2.  Management's discussion and analysis of financial
           condition and results of operations                    10-14




PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                            15


SIGNATURES                                                           16


  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS

                                              June 30,       December 31,
                                                1995             1994
                                           (000's omitted except share data)
  ASSETS
      Cash and due from banks                   $37,109          $38,791
      Interest-earning deposits
          with banks                                167            3,824
      Securities available for sale             132,300          118,904
      Investment securities                     194,968          187,220
      Total loans                               947,108          924,408
      Less allowance for loan losses            (15,058)         (14,331)
              Net Loans                         932,050          910,077
      Premises and equipment                     14,656           14,690
      Other assets                               18,356           20,231
  TOTAL ASSETS                               $1,329,606       $1,293,737


  LIABILITIES
      Deposits:
          Noninterest-bearing demand           $105,902         $111,345
          Interest-bearing demand                97,025           97,970
          Money market                          108,706          104,296
          Savings                               134,251          139,648
          Time                                  490,231          449,981
              Total Deposits                    936,115          903,240
      Securities sold under repurchase          149,064          169,871
           agreements
      Federal funds purchased                     5,475           19,590
      Other borrowed funds                          380              430
      Long-term borrowing                        73,101           43,405
      Other liabilities                          13,203           15,614
  TOTAL LIABILITIES                           1,177,338        1,152,150

  SHAREHOLDERS' EQUITY
      Common stock  $2.50 par value,
           25,000,000 shares authorized          29,552           29,552
           and 11,820,944 issued
      Additional paid in capital                 10,589           10,217
      Retained earnings                         105,891           99,824
      Net unrealized holding gains on            13,894            8,406
           securities available for sale
      Treasury stock (600,514 shares at
           June 30, 1995 and 555,223             (7,278)          (5,982)
           at December 31, 1994)
      Deferred compensation                        (380)            (430)
  TOTAL SHAREHOLDER'S EQUITY                    152,268          141,587
  TOTAL LIABILITIES AND
      SHAREHOLDER'S EQUITY                   $1,329,606       $1,293,737

See Notes to Condensed Consolidated Financial Statements



  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             For Three Months Ended  For Six Months Ended
                                     June 30,                June 30,
                                    1995   1994            1995   1994
                                (000's omitted except per share data)
  INTEREST INCOME
      Loans, including fees      $21,444     $17,176    $41,932    $33,452
      Deposits with banks             62          70        131        139
      Federal funds sold              14           7         14          7
      Investment securities:
           Taxable                 4,185       4,300      8,113      8,683
           Tax-exempt                447         557        917      1,123
           Dividends                 628         583      1,261      1,139
  Total Interest Income           26,780      22,693     52,368     44,543

  INTEREST EXPENSE
      Deposits
           Interest-bearing demand   372         403        749        838
           Money market            1,122         773      2,196      1,440
           Savings                   809         871      1,626      1,714
           Time                    6,740       5,629     12,961     11,279
      Securities sold under        2,318       1,413      4,708      2,561
           repurchase agreements
      Federal funds purchased        201         113        374        193
      Long term borrowing          1,007         322      1,635        651
      Other borrowed funds             8          12         16         23
  Total Interest Expense          12,577       9,536     24,265     18,699
  NET INTEREST INCOME             14,203      13,157     28,103     25,844
      Provision for loan losses      750         700      1,500      1,300
  NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES   13,453      12,457     26,603     24,544

  NONINTEREST INCOME:
      Trust fees                     595         521      1,212      1,062
      Service charges on deposit     727         635      1,370      1,186
            accounts
      Net securities/nonrecurring    397         255        360        464
            gains
      Other                          325         493        991      1,058
  Total Noninterest Income         2,044       1,904      3,933      3,770

  NONINTEREST EXPENSE
      Salaries and employee        4,423       4,286      8,787      8,467
      Occupancy expense, net         517         559      1,044      1,081
      Equipment expense, net         496         416      1,102      1,068
      Data processing                355         320        714        700
      FDIC assessment                511         505      1,021      1,011
      Other                        2,275       1,936      4,254      3,842
  Total Noninterest Expense        8,577       8,022     16,922     16,169
  INCOME BEFORE INCOME TAXES       6,920       6,339     13,614     12,145
      Applicable income taxes      1,842       1,714      3,615      3,053
  NET INCOME                      $5,078      $4,625     $9,999     $9,092

  PER COMMON SHARE
       Net Income                  $0.45       $0.41      $0.89      $0.80
       Dividends                    0.18        0.15       0.35       0.29
  Average Common Shares           11,239      11,289     11,249     11,282
       Outstanding

See Notes to Condensed Consolidated Financial Statements




S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six Months Ended June 30
                                                      1995       1994
                                                       (000's omitted)
Operating Activities
Net Income                                           $9,999     $9,092
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses                           1,500      1,300
  Provision for depreciation and amortization           688        626
  Net amortizaton of investment security premiums       435        783
  Net accretion of loan and deposit discounts          (538)      (623)
  Net gains on sales of securities available for       (130)      (463)
    sale
  Net investment security gains                                     (1)
  (Increase) decrease in deferred income taxes         (197)        23
  Increase in interest receivable                      (165)      (960)
  Increase in interest payable                        2,099      1,734
  Increase in other assets                             (548)      (976)
  (Decrease) increase in other liabilities           (4,614)       778
  Net Cash Provided by Operating Activities           8,529     11,313

Investing Activities
  Net redemption (increase) of interest-earning
    deposits with banks                               3,657       (111)
  Proceeds from maturities of investment securities  16,811     28,192
  Proceeds from maturities of securities available    2,000      5,000
    for sale
  Proceeds from sales of securities available        11,976     19,009
    for sale
  Purchases of investment securities                (24,706)   (14,800)
  Purchases of securities available for sale        (19,086)   (22,193)
  Net increase in loans                             (57,674)   (40,975)
  Proceeds from the sale of loans                    34,739
  Purchases of premises and equipment                  (844)    (1,429)
  Proceeds from the sale of premises and equipment       19        (13)
  Net Cash Used by Investing Activities             (33,108)   (27,320)

Financing Activities
  Net (decrease) increase in demand, NOW and
    savings deposits                                 (7,375)    14,985
  Net increase (decrease) in certificates of deposit 40,250     (1,878)
  Net(decrease) increase  in repurchase agreements  (20,807)    22,393
  Net decrease in federal funds purchased           (14,115)   (15,000)
  Increase in long-term borrowing                    29,695      3,443
  Acquisition of treasury stock                      (1,720)      (567)
  Sale of treasury stock                                795        658
  Cash dividends paid to shareholders                (3,826)    (3,043)
  Net Cash Provided by Financing Activities          22,897     20,991

  (Decrease) Increase in Cash and Cash Equivalents   (1,682)     4,984
  Cash and Cash Equivalents at Beginning of Period   38,791     32,936
  Cash and Cash Equivalents at End of Period        $37,109    $37,920


See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of theresults that may be expected for the year ending
December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1994.

NOTE B--SECURITIES

The amortized cost and estimated market value of securities as of June 30 are as follows:


   1995                                 Available for Sale
                                          Gross      Gross    Estimated
                             Amortized  Unrealized Unrealized  Market
                               Cost       Gains     Losses      Value
                                           (000's omitted)
   Marketable equity
     securities               $32,426    $20,987      ($652)   $52,761
   Obligations of U.S. government
     corporations and agencie  17,028        215        (13)    17,230
   Collateralized mortgage
     obligations of U.S.
     government corporations
     and agencies               5,134                  (146)     4,988
   U.S. Treasury securities    56,336        985                57,321
                             $110,924    $22,187      ($811)  $132,300

   1995                                 Investment Securities
                                          Gross      Gross    Estimated
                             Amortized  Unrealized Unrealized  Market
                               Cost       Gains     Losses      Value
                                           (000's omitted)
   U.S. Treasury bonds and
    obligations of U.S.
    government corporations
    and agencies             $138,170     $4,133      ($637)  $141,666
   Collateralized mortgage
    obligations of U.S.
    government corporations
    and agencies               13,170        168                13,338
   Obligations of states and
    political subdivisions     30,565        757        (30)    31,292
   Corporate securities         2,791        319                 3,110
                              184,696      5,377       (667)   189,406
   Other securities            10,272          0          0     10,272
         Total               $194,968     $5,377      ($667)  $199,678

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued


NOTE B-SECURITIES

The amortized cost and estimated market value of securities as of December 31 are as follows:

          1994                        Available for Sale
                                        Gross     Gross     Estimated
                          Amortized   UnrealizedUnrealized   Market
                            Cost        Gains    Losses       Value
                                      (000's omitted)
   Marketable equity
    securities             $32,122     $15,864   ($1,568)    $46,418
   Collateralized mortgage
    obligations of U.S.
    government corporations
    and agencies             5,147                  (597)      4,550
   U.S. Treasury
    securities              68,704          67      (835)     67,936
                          $105,973     $15,931   ($3,000)   $118,904

          1994                        Investment Securities
                                        Gross     Gross     Estimated
                          Amortized   UnrealizedUnrealized   Market
                            Cost        Gains    Losses       Value
                                      (000's omitted)
  U.S. Treasury bonds
  and obligations of U.S.
  government corporations
    and agencies          $130,456         $99   ($4,508)   $126,047
  Collateralized mortgage
    obligations of U.S.
    government corporations
    and agencies            14,451          30      ($68)     14,413
  Obligations of states
    and political
    subdivisions            32,816         295      (542)     32,569
  Corporate securities      4,038         129                 4,167
                           181,761         553    (5,118)    177,196
  Other securities          5,459                             5,459
         Total            $187,220        $553   ($5,118)   $182,655

During the period ended June 30, 1995, there were $542,882 in realized gains and $412,759 in realized lossed relative to securities available for sale.

The amortized cost and estimated market value of debt securities at June 30, 1995, by contractual maturity, are shown below:

                                                            Estimated
                                      Amortized              Market
   Available for Sale                   Cost                  Value
                                             (000's omitted)
   Due in one year or less             $25,109               $26,272
   Due after one year through           41,227                41,264
    five years                           7,028                 7,015
   Due after five years through          5,134                 4,988
    ten years
         Total                         $78,498               $79,539

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE B-SECURITIES
                                                            Estimated
                                         Amortized              Market
   Investment Securities                Cost                  Value
                                                         (000's omitted)
   Due in one year or less              $4,687                $4,729
   Due after one year through
     five years                         99,486               101,882
   Due after five years through
     ten years                          72,784                74,999
   Due after ten years                   7,739                 7,796
         Total                        $184,696              $189,406

At June 30, 1995 and December 31, 1994 investment securities with a principal amount of $201,637,000 and $230,171,000 respectively, were pledged to secure repurchase agreements and public and trust fund deposits.

NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

                                      June 30, 1995         December 31, 1994
                                                 (000's omitted)
     Real estate - construction        $42,994               $32,714
     Real estate - mortgages:
       Residential                     358,796               343,935
       Commercial                      182,626               199,959
     Commercial - industrial
       and agricultural                218,581               197,028
     Consumer installment              144,111               150,772
         Total Loans                  $947,108              $924,408

Changes in the allowance for loan losses for the six months ended June 30 were as follows:

                                        1995                  1994
                                               (000's omitted)

     Balance at beginning
     of period                         $14,331               $13,480
     Charge-offs                        (1,156)               (1,221)
     Recoveries                            383                   438
     Net charge-offs                      (773)                 (783)
     Provision for loan losses           1,500                 1,300
     Balance at end of period          $15,058               $13,997

Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" (Statement No. 114) requires certain loan impairments to be measured using a present value of expected cash flows method. S&T implemented Statement No. 114 in the first quarter of 1995. Statement No. 114 had no effects on S&T's financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisify the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $154,131,000 and obligations under standby letters of credit totaled $49,840,000 at June 30, 1995.

At June 30, 1995, S&T had marketable equity securities totaling $778,750 at amortized cost and $1,125,000 at estimated market value, that were subject to covered call option contracts. The purpose of these contracts was to generate fee income for S&T.

NOTE E - LITIGATION

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. No material losses are anticipated by management as a result of these legal proceedings.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis is presented so that shareholders may review in further detail the financial condition and results of operations of S&T
Bancorp, Inc. and subsidiaries (S&T). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the selected financial data presented elsewhere in this report.

Financial Condition

Total assets at June 30, 1995 were $1.3 billion, a 3% increase from December 31, 1994. Total assets averaged $1.3 billion in the first six months of 1995, a $66.3 million increase from the 1994 full year average. Average loans increased $91.8 million in the first six months of 1995 compared to the average loans for the 1994 full year, funded primarily by a $23.7 million decrease in average securities, a $54.1 million increase in average borrowings and average retained earnings increases of $7.8 million. Average cash and due from banks, other assets and deposits did not change significantly from the prior full year average.

Lending Activity

Total loans at June 30, 1995 were $947.1 million, a 3% or $22.7 million increase from December 31, 1994.
Excluding the effects from the sale of the student loan portfolio and participation of several commercial loans, total loans would have increased $57.7 million, or 6%. Changes in the composition of the loan portfolio during 1995 included increases of $28.0 million of commercial loans, $25.2 million of residential mortgages and $4.5 million of installment loans,offset by the $11.2 million sale of the student loan portfolio and $23.5 million from commercial loan participations. Average loans increased $91.8 million, or 11% to $936.1 million for the six months ended June 30, 1995 from the 1994 full year average.

Most of the increase in the commercial category are loans secured by real estate. Although real estate loans can be an area of higher risk, management believes these risks are mitigated by limiting the percentage amount of portfolio composition, a rigorous underwriting review by loan administration and the fact that many of the commercial real estate loans are owner-occupied and/or seasoned properties that were refinanced from other banks.

Residential mortgage lending continued to be a strategic area of focus during the second quarter of 1995. Management believes that if a downturn in the

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies which generally require a maximum term of twenty years for fixed rate mortgages, and private mortgage insurance for loans with less than a 20% down payment. At June 30, 1995 the residential mortgage portfolio had a 34% composition of adjustable rate mortgages.

Installment loans continue to benefit from the restructuring and refocus of the indirect lending function as part of a 1994 strategic initiative.
Direct installment loan activity was essentially flat for the first six months of 1995 as consumers continued to favor home equity and mortgage refinancing because of the tax deductibility of interest on these products.

The bulk of the student loan portfolio was sold in the first quarter of 1995 because newly issued government regulations and restrictions significantly reduced much of the profit potential associated with the product. S&T began to expand the participation of select commercial loans during the second quarter of 1995. These participation's will allow S&T to continue building a servicing portfolio which will generate future fee income, and to diversify the credit risk of the commercial loan portfolio.

Security Activity

Average securities decreased $23.7 million in the first six months of 1995 compared to the 1994 full year average. Some maturing investment securities were not replaced during the first six months of 1995 in order to fund loan growth that typically provides higher yields and the potential of developing other banking product relationships. The change in composition of the average investment portfolio included a $19.3 million decrease in average taxable securities and a $4.4 million decrease in tax-exempt state and municipal securities. The decrease in average taxable investment securities was principally comprised of $40.7 million in U.S. Treasury securities, $1.2 million in collateralized mortgage obligations (CMO's) and $0.5 million in corporate securities. Offsetting these decreases were average increases of $18.8 million in U.S. government agency securities, $2.0 million in corporate stock and $2.2 million in Federal Home Loan Bank (FHLB) capital stock.

Equity purchases of preferred and common stocks were made in order to take advantage of the higher yields and the dividends received deduction for corporations;

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

the FHLB stock is a membership and borrowing requirement. The equities portfolio is currently yielding 10.6% on a fully taxable equivalent (FTE) basis and has $20.3 million of unrealized gains net of nominal unrealized loss.

Allowance for Loan Losses

The allowance for loan losses increased to $15.1 million or 1.59% of total loans at June 30, 1995 as compared to $14.3 million or 1.55% of total loans at December 31, 1994. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans, review of economic conditions and business trends, historical loss experience, growth and composition of the loan portfolio as well as other relevant factors.
The balance of nonperforming loans, which includes nonaccrual loans past due 90 days or more, at June 30, 1995 was $2.2 million or 0.23% of total loans. This compares to nonperforming loans of $1.9 million or 0.21% of total loans at December 31, 1994. Asset quality is the major corporate objective at S&T and management believes that the total allowance for loan losses is adequate to absorb probable loan losses.
Deposits

Average total deposits increased slightly by $4.1
million for the six months ended June 30, 1995 compared to the 1994 average. Changes in the average deposit mix include a $20.6 million increase in time deposits and $0.7 million in demand deposits, offset by a $17.2 million decrease in NOW's, money market accounts and savings accounts compared to the annual
1994 average. These changes can be partially explained by customer preferences for higher-yielding, longer-term certificates of deposits in a rising interest rate environment and the withdrawal of some temporary corporate funds deposited in December 1994.

Special rate deposits of $100 thousand and over were 6% of total deposits at June 30, 1995 and December 31,
1994 and primarily represent deposit relationships with local customers in our market area. Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary. During the second quarter of 1995, S&T issued $20 million of retail certificates of deposits through two brokerage firms, further broadening the availability of reasonably priced funding sources.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Borrowings

Average borrowings increased $54.1 million for the six months ended June 30, 1995 compared to the 1994 annual average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. During the first six months of 1995, S&T obtained two long-term borrowings of $25.0 million at an adjustable rate and $4.7 million at a fixed rate with the FHLB in order to mitigate the funding risks associated with short-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale
REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOS increased approximately $25.4 million for the first six months of 1995 compared to the full year 1994 average. The customer preference for this type of account is due to the slightly higher rates that S&T could make available because of the lack of FDIC insurance premiums. Average wholesale REPOs, long-term borrowings and federal funds purchased averaged $139.7 million for the first six months of 1995, an increase of $29.0 million over the 1994 average balances. This increase is primarily related to the funding requirements of an increase in loan demand, and to take advantage of the relatively low costs as compared to attracting new deposits locally.

Capital Resources

Shareholders' equity increased $7.8 million at June
30,1995, compared to December 31, 1994. Net income was $10.0 million for the six months ended June 30, 1995 and dividends paid to shareholders were $3.9 million for the six months ended June 30, 1995.
During the first six months of 1995, S&T paid 39% of 1995 net income in dividends, equating to an annual dividend rate of $0.72 per share.

The book value of S&T's common stock increased 8% from $12.57 at December 31, 1994 to $13.57 at June 30, 1995 due to an increase in shareholders' equity from retained earnings and the positive effect of Financial
Accounting Standards Board Statement No. 115,
Statement on Accounting for Certain Investments in
Debt and Equity Securities." The market price of S&T's common stock increased 15.9% to $23.75 per share at June 30, 1995 as compared to $20.50 per share at December 31, 1994.

S&T continues to maintain a strong capital position

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

with a leverage ratio of 10.4% as compared to the 1993 minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 13.1% and 14.3% respectively, at June 30, 1995, which places
S&T well above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS

Six months ended June 30, 1995 compared to Six months ended June 30, 1994

Net Income

Net income increased to $10.0 million or $0.89 per share in the first six months of 1995 from $9.1 million or $0.80 per share for the same period of 1994. The significant improvement during the first six months of 1995 was primarily the result of higher net interest income, partially offset by higher provision and operating expense.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $2.3 million or 8% in the first six months of 1995 compared to the same period of 1994.
The net yield on interest-earning assets improved slightly by 4 basis points to 4.79%. Net interest income was also positively affected by a $68.1 million or 6% increase in average earning assets.

Active management by the Asset Liability Committee
(ALCO) during a period of substantial and unprecedented rate changes in 1994 enabled S&T to maintain consistent spreads. The earning asset increase is primarily attributable to a $109 million or 13% loan growth over the past 12 months. New market penetration in the Allegheny and Westmoreland counties has been particularly successful.

Provision for Loan Losses

The provision for loan losses increased to $1.5 million for the first six months of 1995 compared to $1.3 million in the same period of 1994. The increase was the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio. Net loan charge-offs totaled $0.8 million for the first six months of 1995 and 1994.
S&T's allowance for loan losses at June 30, 1995 was $15.1 million, or 1.59% of total loans compared to

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

$14.0 million, or 1.67% of total loans at June 30, 1994. Nonperforming loans to total loans at June 30, 1995 was 0.23% which is unchanged from the previous year period.

Noninterest Income

Noninterest income increased 4% in the first six months of 1995 compared to the same period of 1994.
Increases included $0.2 million or 14% in trust income and $0.2 million or 16% in service charges and fees, offset by a $0.1 million or 6% decrease in other income.

The increase in trust income was attributable to a bank wide incentive program and expanded marketing efforts designed to develop new trust business. The increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed and to manage closely the collection of these fees.

The decrease in other income was attributable to decreased performance for the relatively new fee based businesses of mutual funds and annuities sales in the first six months of 1995.

Security/nonrecurring gains increased $0.1 million in the first six months of 1995 as compared to the same period of 1994. Security losses were taken on available for sale securities in the first six months of 1995 in order to reinvest in higher-yielding investment securities. These losses were almost offset by gains from the sale of various equity securities that were made in order to take advantage of market opportunities. Included in this category is a $219,000 gain from the aforementioned sale of student loans.

Noninterest Expense

Noninterest expense increased $0.8 million or 5% at June 30, 1995 compared to June 30, 1994. The increase is primarily attributable to employment costs which increased 4% or $0.3 million in the first six months of 1995 compared to the same period of 1994.
The increase resulted from normal merit increases and higher incentive payouts relative to commercial loan volume, offset by higher deferral of loan origination costs, also resulting from commercial loan activity.
Average full-time equivalent staff increased from 546 to 558 as compared to the same period of 1994.

S&T BANCORP, INC, AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Federal Income Taxes

Federal income tax expense increased $0.6 million or 18% at June 30, 1995 as compared to June 30, 1994 as a result of higher pre-tax income in 1995. The first quarter effective tax rate of 27% was below the 35% statutory tax rate due to the tax benefits resulting from tax exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

Three months ended June 30, 1995 compared to Three months ended June 30, 1994

Net Income

Net income was $5.1 million or $0.45 per share for the second quarter of 1995 compared to $4.6 million or $0.41 per share in the second quarter of 1994, a 10% improvement.

Net Interest Income

Net interest income for the second quarter of 1995, increased $1.0 million from the second quarter of 1994. This improvement in net interest income resulted from a higher level of earning assets while maintaining consistent spreads.

Average earning assets increased by $89.2 million as compared to the second quarter of 1994, primarily as a result of a $113.1 million or 14% increase in average loans. Funding for this loan growth came primarily from the maturities of securities, as well as increased borrowings that provided additional balance sheet leveraging.

Net interest margin on fully taxable equivalent basis was 4.78% for the second quarter of 1995, as compared to 4.77% for the same period of 1994.

Provision for Loan Losses

The provision for loan losses was $0.8 million in the second quarter of 1995 compared to $0.7 million in the same period of 1994. The increase was the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on probable losses in the loan portfolio.

Noninterest Income

Noninterest income increased 7% or $0.1 million to $2.0 million for the second quarter of 1995 compared to the same period of 1994. The increase is primarily attributable to an increase in service charges on

S&T BANCORP, INC, AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

deposit accounts, trust income and other income, offset by a slight decrease in security gains.

The $0.1 million increase in service charges and fees on deposit accounts are attributable to pricing and product changes for fee based services. Management continually reviews pricing, product enhancements, collections and market conditions in order to effectively increase service revenues. Trust income increased $0.1 million for the second quarter of 1995 compared to the same period of 1994. The increase was attributable to a bank wide incentive program and expanded marketing efforts to develop new trust business. The $0.1 million increase in other noninterest income is primarily attributable to increased performance in credit insurance sales and letters of credit fees.

Noninterest Expense

Noninterest expense increased 7% or $0.6 million at June 30, 1995 as compared to the same period of 1994.
The increase is primarily attributable to increases in employment costs, occupancy, data processing and other noninterest expenses.

Employment cost increased 3% or $0.1 million in the second quarter of 1995 compared to the second quarter of 1994. The increase resulted from normal merit increases, partially offset by a higher deferral of loan origination costs resulting from commercial loan activity.

Occupancy, furniture and equipment expenses increased
4% in the second quarter of 1995 compared to the same period of 1994. The increase is a result of recent renovations, higher utility costs and the addition of a new branch office located in a Wal*Mart Super
Center.

Other expenses increased 18% or $0.3 million in the second quarter of 1995 as compared to the same period of 1994. The increase is attributable to higher costs for supplies, loan volume related expenses and partnership losses from LIHTC investments. The LIHTC partnership losses are offset by tax credits.

Federal income Taxes

S&T recognized federal income tax expense of $1.8
million for the quarter ending June 30, 1995 and $1.7 million for the quarter ending June 30, 1994. The second quarter effective tax rate of 27% was below the 35% statutory tax rate due to the tax benefits resulting from tax exempt interest, excludable dividend income and LIHTC.

PART II

OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits

                 None.

         (b) Reports on Form 8-K

                 None.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.









                                       S&T Bancorp, Inc.
                                       (REGISTRANT)


                                       /s/ Robert E. Rout
Date:  July 31, 1995                   Robert E. Rout
                                       Principal Accounting Officer