Form 10-Q
period 1995-09-30
S&T BANCORP INC
filed 1995-10-31
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON D.C.  20549
                                  FORM 10-Q


(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended              September 30, 1995

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

      Common Stock, $2.50 Par Value - 11,235,668 shares as of October 20, 1995

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES





PART I.  FINANCIAL INFORMATION                                 Page No.



Item 1.  Financial Statements

         Condensed consolidated balance sheets -
         September 30, 1995 and December 31, 1994                     3

         Condensed consolidated statements of income -
         Three months and nine months ended September 30, 1995        4

         Condensed consolidated statements of cash flows -
         nine months ended September 30, 1995 and 1994                5

         Notes to condensed consolidated financial statements       6-9


Item 2.  Management's discussion and analysis of financial
           condition and results of operations                    10-16




PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                            17


SIGNATURES                                                           18

  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS

                                            September 30,    December 31,
                                                1995             1994
                                           (000's omitted except share data)
  ASSETS
      Cash and due from banks                   $33,791          $38,791
      Interest-earning deposits
          with banks                                425            3,824
      Securities available for sale             149,019          118,904
      Investment securities                     194,784          187,220
      Total loans                               964,280          924,408
      Less allowance for loan losses            (15,518)         (14,331)
              Net Loans                         948,761          910,077
      Premises and equipment                     14,831           14,690
      Other assets                               18,799           20,231
  TOTAL ASSETS                               $1,360,410       $1,293,737


  LIABILITIES
      Deposits:
          Noninterest-bearing demand           $107,483         $111,345
          Interest-bearing demand                93,611           97,970
          Money market                          115,633          104,296
          Savings                               129,498          139,648
          Time                                  501,322          449,981
              Total Deposits                    947,546          903,240
      Securities sold under repurchase          142,611          169,871
           agreements
      Federal funds purchased                    12,075           19,590
      Other borrowed funds                          360              430
      Long-term borrowing                        85,606           43,405
      Other liabilities                          13,988           15,614
  TOTAL LIABILITIES                           1,202,186        1,152,150

  SHAREHOLDERS' EQUITY
      Common stock  $2.50 par value,
           25,000,000 shares authorized          29,552           29,552
           and 11,820,944 issued
      Additional paid in capital                 10,809           10,217
      Retained earnings                         109,077           99,824
      Net unrealized holding gains on            16,323            8,406
           securities available for sale
      Treasury stock (585,741 shares at
           September 30, 1995 and 555,223        (7,177)          (5,982)
           at December 31, 1994)
      Deferred compensation                        (360)            (430)
  TOTAL SHAREHOLDER'S EQUITY                    158,224          141,587
  TOTAL LIABILITIES AND
      SHAREHOLDER'S EQUITY                   $1,360,410       $1,293,737


See Notes to Condensed Consolidated Financial Statements

  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      For Three Months Ended  For Nine Months Ended
                                       September 30,           September 30,
                                       1995        1994       1995       1994
                                   (000's omitted except per share data)
  INTEREST INCOME
      Loans, including fees         $21,694     $18,144    $63,626    $51,596
      Deposits with banks                 5          71        136        210
      Federal funds sold                 18           3         32         10
      Investment securities:
           Taxable                    4,399       4,237     12,512     12,920
           Tax-exempt                   442         522      1,359      1,645
           Dividends                    619         591      1,880      1,730
  Total Interest Income              27,177      23,568     79,545     68,111

  INTEREST EXPENSE
      Deposits
           Interest-bearing demand      378         408      1,127      1,246
           Money market               1,134         872      3,330      2,312
           Savings                      794         890      2,420      2,604
           Time                       7,159       5,706     20,121     16,985
      Securities sold under           2,164       1,596      6,872      4,157
           repurchase agreements
      Federal funds purchased            56         181        430        374
      Long term borrowing             1,129         276      2,764        927
      Other borrowed funds                7          13         23         36
  Total Interest Expense             12,821       9,942     37,087     28,641
  NET INTEREST INCOME                14,356      13,626     42,458     39,470
      Provision for loan losses       1,100         800      2,600      2,100
  NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES      13,256      12,826     39,858     37,370

  NONINTEREST INCOME:
      Trust fees                        541         486      1,753      1,548
      Service charges on deposit        781         623      2,151      1,809
        accounts
      Net securities/nonrecurring
        gains                           317         (17)       676        447
      Other                             460         529      1,452      1,587
  Total Noninterest Income            2,099       1,621      6,032      5,391

  NONINTEREST EXPENSE
      Salaries and employee benefits  4,449       4,188     13,236     12,655
      Occupancy expense, net            538         476      1,582      1,557
      Equipment expense, net            404         417      1,506      1,485
      Data processing                   368         347      1,082      1,047
      FDIC assessment                    55         509      1,076      1,520
      Other                           2,347       1,963      6,601      5,805
  Total Noninterest Expense           8,161       7,900     25,083     24,069
  INCOME BEFORE INCOME TAXES          7,194       6,547     20,807     18,692
      Applicable income taxes         1,986       1,816      5,601      4,869
  NET INCOME                         $5,208      $4,731    $15,206    $13,823

  PER COMMON SHARE
       Net Income                     $0.46       $0.42      $1.35      $1.21
       Dividends                       0.18        0.15       0.53       0.44
  Average Common Shares Outstanding  11,233      11,279     11,244     11,281

See Notes to Condensed Consolidated Financial Statements


S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Nine Months Ended September 30
                                                      1995       1994
                                                       (000's omitted)
Operating Activities
Net Income                                          $15,206    $13,823
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses                           2,600      2,100
  Provision for depreciation and amortization         1,016        960
  Net amortizaton of investment security premiums       613        981
  Net accretion of loan and deposit discounts          (762)      (768)
  Net gains on sales of securities available for       (447)      (441)
    sale
  Net investment security gains                                     (6)
  (Decrease) increase in deferred income taxes         (254)       186
  Increase in interest receivable                    (1,693)    (1,384)
  Increase in interest payable                        3,376      1,823
  Increase in other assets                             (627)      (681)
  (Decrease) increase in other liabilities           (5,109)       178
  Net Cash Provided by Operating Activities          13,919     16,771

Investing Activities
  Net redemption (increase) of interest-earning
    deposits with banks                               3,399       (168)
  Proceeds from sales of investment securities                     356
  Proceeds from maturities of investment securities  18,224     31,758
  Proceeds from maturities of securities available    8,000     14,000
    for sale
  Proceeds from sales of securities available        14,163     22,224
    for sale
  Purchases of investment securities                (25,713)   (14,800)
  Purchases of securities available for sale        (40,338)   (25,148)
  Net increase in loans                             (75,262)   (80,648)
  Proceeds from the sale of loans                    34,739
  Purchases of premises and equipment                (1,442)    (1,620)
  Proceeds from the sale of premises and equipment       28         18
  Net Cash Used by Investing Activities             (64,202)   (54,028)

Financing Activities
  Net (decrease) increase in demand, NOW and
    savings deposits                                 (7,035)    14,824
  Net increase in certificates of deposit            51,341      2,467
  Net (decrease)increase  in repurchase agreements  (27,260)    25,351
  Net(decrease)increase in federal funds purchased   (7,515)     2,025
  Increase in long-term borrowing                    42,201      3,429
  Acquisition of treasury stock                      (1,878)      (567)
  Sale of treasury stock                              1,275       1044
  Cash dividends paid to shareholders                (5,846)    (4,733)
  Net Cash Provided by Financing Activities          45,283     43,840

  (Decrease) Increase in Cash and Cash Equivalents   (5,000)     6,583
  Cash and Cash Equivalents at Beginning of Period   38,791     32,936
  Cash and Cash Equivalents at End of Period        $33,791    $39,519


See Notes to Condensed Consolidated Financial Statements


S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1995
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of theresults that may be expected for the year ending
December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1994.

NOTE B--SECURITIES

The amortized cost and estimated market value of securities as of September 30 are as follows:

   1995                                 Available for Sale
                                          Gross      Gross    Estimated
                             Amortized  Unrealized Unrealized  Market
                               Cost       Gains     Losses      Value
                                           (000's omitted)
   Marketable equity
     securities               $32,982    $24,242      ($196)   $57,028
   Obligations of U.S. government
     corporations and agencies 35,532        387                35,919
   Collateralized mortgage
     obligations of U.S.
     government corporations
     and agencies               5,127                  (127)     5,000
   U.S. Treasury securities    50,266        806                51,072
                             $123,907    $25,435      ($323)  $149,019
   1995                                 Investment Securities
                                          Gross      Gross    Estimated
                             Amortized  Unrealized Unrealized  Market
                               Cost       Gains     Losses      Value
                                           (000's omitted)
   U.S. Treasury bonds and
    obligations of U.S.
    government corporations
    and agencies             $138,058     $3,702      ($446)  $141,314
   Collateralized mortgage
    obligations of U.S.
    government corporations
    and agencies               12,103        178                12,281
   Obligations of states and
    political subdivisions     30,345        885        (17)    31,213
   Corporate securities         2,682        305                 2,987
                              183,188      5,070       (463)   187,795
   Other securities            11,596          0          0     11,596
         Total               $194,784     $5,070      ($463)  $199,391

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE B-SECURITIES

The amortized cost and estimated market value of securities as of December 31 are as follows:

          1994                        Available for Sale
                                        Gross     Gross     Estimated
                          Amortized   UnrealizedUnrealized   Market
                            Cost        Gains    Losses       Value
                                      (000's omitted)
   Marketable equity
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


          1994                        Investment Securities
                                        Gross     Gross     Estimated
                          Amortized   UnrealizedUnrealized   Market
                            Cost        Gains    Losses       Value
                                        (000's omitted)
   U.S. Treasury bonds
    and obligations of U.S.
    government corporations
    and agencies           $130,456         $99   ($4,508)   $126,047
   Collateralized mortgage
    obligations of U.S.
    government corporations
    and agencies             14,451          30       (68)     14,413
   Obligations of states
    and political
    subdivisions             32,816         295      (542)     32,569
   Corporate securities       4,038         129                 4,167
                            181,761         553    (5,118)    177,196
   Other securities          5,459                             5,459
         Total            $187,220        $553   ($5,118)   $182,655


During the period ended September 30, 1995, there were $1,073,582 in realized gains and $626,386 in realized lossed relative to securities available for sale.

The amortized cost and estimated market value of debt securities at September 30, 1995, by contractual maturity, are shown below:

                                                            Estimated
                                      Amortized              Market
   Available for Sale                   Cost                  Value
                                              (000's omitted)
   Due in one year or less             $22,051               $22,195
   Due after one year through           41,090                41,889
    five years                          22,657                22,907
   Due after five years through          5,127                 5,000
    ten years
         Total                         $90,925               $91,991


S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE B-SECURITIES
                                                            Estimated
                                      Amortized              Market
   Investment Securities                Cost                  Value
                                             (000's omitted)
   Due in one year or less              $7,995                $8,062
   Due after one year through
     five years                         83,285                84,837
   Due after five years through
     ten years                          78,549                81,398
   Due after ten years                  13,359                13,498
         Total                        $183,188              $187,795

At September 30, 1995 and December 31, 1994 investment securities with a principal amount of $211,491,000 and $230,171,000 respectively, were pledged to secure repurchase agreements and public and trust fund deposits.

NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

                                      September 30, 1995    December 31, 1994
                                                 (000's omitted)
     Real estate - construction        $32,296               $32,714
     Real estate - mortgages:
       Residential                     369,543               343,935
       Commercial                      193,909               199,959
     Commercial - industrial
       and agricultural                222,047               197,028
     Consumer installment              146,485               150,772
         Total Loans                  $964,280              $924,408

Changes in the allowance for loan losses for the nine months ended September 30 were as follows:

                                        1995                  1994
                                               (000's omitted)
     Balance at beginning
     of period                         $14,331               $13,480
     Charge-offs                        (2,001)               (1,840)
     Recoveries                            588                   676
     Net charge-offs                    (1,413)               (1,164)
     Provision for loan losses           2,600                 2,100
     Balance at end of period          $15,518               $14,416

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisify the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $163,387,000 and obligations under standby letters of credit totaled $49,715,000 at September 30, 1995.

At September 30, 1995, S&T had no securities that were subject to covered option contracts.

NOTE E - LITIGATION

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. No material losses are anticipated by management as a result of these legal proceedings.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Equity purchases of preferred and common stocks were made in order to take advantage of the higher yields and the dividends received deduction for corporations;
the FHLB stock is a membership and borrowing requirement. The equities portfolio is currently yielding 10.6% on a fully taxable equivalent basis and has $24.0 million of unrealized gains net of nominal unrealized loss.

Allowance for Loan Losses

The allowance for loan losses increased to $15.5
million or 1.61% of total loans at September 30, 1995 as compared to $14.3 million or 1.55% of total loans at December 31, 1994. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans, review of economic conditions and business trends, historical loss experience, growth and composition of the loan portfolio as well as other relevant factors.
The balance of nonperforming loans, which includes nonaccrual loans past due 90 days or more, at September 30, 1995 was $3.4 million or 0.35% of total loans. This compares to nonperforming loans of $1.9 million or 0.21% of total loans at December 31, 1994.
Asset quality is the major corporate objective at S&T and management believes that the total allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $14.5 million for the nine months ended September 30, 1995 compared to the 1994 average. Changes in the average deposit mix include a $30.4 million increase in time deposits and $1.5 million in demand deposits, offset by a $17.4 million decrease in NOW's, money market and savings accounts, as compared to the annual 1994 average.
These changes can be partially explained by customer preferences for higher-yielding, longer-term certificates of deposits in a rising interest rate environment and the withdrawal of some temporary corporate funds deposited in December 1994.

Special rate deposits of $100 thousand and over were 6% of total deposits at September 30, 1995 and December 31, 1994 and primarily represent deposit relationships with local customers in our market area.
Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary. During 1995, S&T

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

issued $25 million of retail certificates of deposits through two brokerage firms, further broadening the availability of reasonably priced funding sources.

Borrowings

Average borrowings increased $53.2 million for the nine months ended September 30, 1995 compared to the 1994 annual average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings.
During the first nine months of 1995, S&T obtained long-term borrowings of $37.5 million at an adjustable rate and $4.7 million at a fixed rate with the FHLB in order to mitigate the funding risks associated with short-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail
REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOS increased approximately $23.3 million for the first nine months of 1995 compared to the full year 1994 average. The customer preference for this type of account is due to collateralization feature and the slightly higher rates that S&T could make available because of the lack of FDIC insurance premiums. Average wholesale
REPO's, long-term borrowings and federal funds purchased averaged $141.3 million for the first nine months of 1995, an increase of $29.9 million over the 1994 average balances. This increase is primarily related to the funding requirements of an increase in loan demand, and to take advantage of the relatively low costs as compared to attracting new deposits locally.

Capital Resources

Average shareholders' equity increased $10.6 million at September 30,1995, compared to December 31, 1994.
Net income was $15.2 million for the nine months ended
September 30, 1995 and dividends paid to shareholders were $6.0 million for the nine months ended September
30, 1995. During the first nine months of 1995, S&T paid 39% of 1995 net income in dividends, equating to an annual dividend rate of $0.72 per share.

The book value of S&T's common stock increased 12% from $12.57 at December 31, 1994 to $14.08 at
September 30, 1995 due to an increase in shareholders' equity from retained earnings and the positive effect of Financial Accounting Standards Board Statement No.
115, "Statement on Accounting for Certain Investments in Debt and Equity Securities." The market price of S&T's common stock increased 22.0% to $25.00 per share

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

at September 30, 1995 as compared to $20.50 per share at December 31, 1994.

S&T continues to maintain a strong capital position with a leverage ratio of 10.4% as compared to the 1993 minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 13.7% and 15.0% respectively, at September 30, 1995, which places S&T well above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared to Nine months ended September 30, 1994

Net Income

Net income increased to $15.2 million or $1.35 per share in the first nine months of 1995 from $13.8 million or $1.21 per share for the same period of 1994. The significant improvement during the first nine months of 1995 was primarily the result of higher net interest income and noninterest income partially offset by higher provision and operating expense.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $3.1 million or 7% in the first nine months of 1995 compared to the same period of 1994.
The net yield on interest-earning assets deceased slightly by 2 basis points to 4.77%. Net interest income was positively affected by a $79.1 million or 7% increase in average earning assets.

Active management by the Asset Liability Committee
(ALCO) during a period of substantial and unprecedented rate changes in 1994 and 1995 enabled
S&T to maintain consistent spreads. The earning asset increase is primarily attributable to a $87 million or 10% loan growth over the past 12 months. New market penetration in the Allegheny and Westmoreland counties has been particularly successful.

Provision for Loan Losses

The provision for loan losses increased to $2.6 million for the first nine months of 1995 compared to $2.1 million in the same period of 1994. The increase was the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio. Net loan charge-offs totaled $1.4

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

million for the first nine months of 1995 and 1994.
S&T's allowance for loan losses at September 30, 1995 was $15.5 million, or 1.61% of total loans compared to $14.4 million, or 1.64% of total loans at September
30, 1994. Nonperforming loans to total loans at September 30, 1995 was 0.35% which is essentially unchanged from the previous year period.

Noninterest Income

Noninterest income increased 12% in the first nine months of 1995 compared to the same period of 1994.
Increases included $0.2 million or 13% in trust income and $0.3 million or 19% in service charges and fees, offset by a $0.1 million or 9% decrease in other income.

The increase in trust income was attributable to a bank wide incentive program and expanded marketing efforts designed to develop new trust business. The increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed and to manage closely the collection of these fees.

The decrease in other income was attributable to decreased performance for the relatively new fee based businesses of mutual funds and annuities sales in the first nine months of 1995.

Security/nonrecurring gains increased $0.2 million in the first nine months of 1995 as compared to the same period of 1994. Security losses were taken on available for sale securities in the first nine months of 1995 in order to reinvest in higher-yielding investment securities. These losses were offset by gains from the sale of various equity securities that were made in order to take advantage of market opportunities. Included in this category is a $0.2 million gain from the aforementioned sale of student loans

Noninterest Expense

Noninterest expense increased $1.0 million or 4% at September 30, 1995 compared to September 30, 1994.
The increase is primarily attributable to employment costs which increased 5% or $0.6 million, and a $0.3 million contribution to the S&T charitable Foundation.
Offsetting these increases was a $0.4 million decrease to Federal Deposit Insurance Corporation (FDIC) premiums. The staff expense increase resulted from normal merit increases and higher incentive payouts relative to commercial loan volume, offset by higher deferral of loan origination costs, also resulting from commercial loan activity. Average full-time

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

equivalent staff increased from 554 to 567 as compared to the same period of 1994.

In the third quarter of 1995, FDIC premiums were reduced from 23bp to 4bp resulting in expense savings for S&T estimated at $1.4 million annually.

Federal Income Taxes

Federal income tax expense increased $0.7 million or 15% at September 30, 1995 as compared to September 30,
1994 as a result of higher pre-tax income in 1995.
The effective tax rate of 27% was below the 35% statutory tax rate due to the tax benefits resulting from tax exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

Three months ended September 30, 1995 compared to Three months ended September 30, 1994

Net Income

Net income was $5.2 million or $0.46 per share for the third quarter of 1995 compared to $4.7 million or $0.42 per share in the third quarter of 1994, a 10% improvement.

Net Interest Income

On a fully taxable equivalent basis, net interest income for the third quarter of 1995 increased $0.8 million from the third quarter of 1994. This improvement in net interest income resulted from a higher level of earning assets while maintaining fairly consistent spreads.

Average earning assets increased by $99.4 million as compared to the third quarter of 1994, primarily as a result of a $102.5 million or 12% increase in average loans. The bulk of funding for this loan growth came from increased borrowings and slightly higher deposits.

Net interest margin on a fully taxable equivalent basis was 4.74% for the third quarter of 1995, as compared to 4.85% for the same period of 1994.

Provision for Loan Losses

The provision for loan losses was $1.1 million in the third quarter of 1995 compared to $0.8 million in the same period of 1994. The increase was the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on probable losses in the loan portfolio.

S&T BANCORP, INC, AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income increased 29% or $0.5 million to $2.1 million for the third quarter of 1995 compared to the same period of 1994. The increase is primarily attributable to an increase in service charges on deposit accounts, trust income and security gains, offset by a slight decrease in other income.

The $0.2 million increase in service charges and fees
on deposit accounts are attributable to pricing and
product changes for fee based services.  Management
continually reviews pricing, product enhancements,
collections and market conditions in order to
effectively increase service revenues.  Trust income
increased $0.1 million for the third quarter of 1995
compared to the same period of 1994.  The increase was
attributable to a bank wide incentive program and
expanded marketing efforts to develop new trust
business.  The $0.3 million increase in security gains
resulted from the sale of various equity securities.
 Selected bank stocks were sold in  order to take
advantage of market opportunities and to reduce the
over concentrations created from recently announced
bank mergers.   The decrease of $0.1 million in other
income is attributable to lower letter of credit origination's during the third quarter of 1995.

Noninterest Expense

Noninterest expense increased 6% or $0.3 million at September 30, 1995 as compared to the same period of 1994. The increase is primarily attributable to increases in employment costs, occupancy, and other noninterest expenses offset by the $0.5 million FDIC premium refund.

Employment costs increased 6% or $0.3 million in the third quarter of 1995 compared to the third quarter of 1994. The increase resulted from normal merit increases, partially offset by a higher deferral of loan origination costs resulting from commercial loan activity.

Occupancy, furniture and equipment expenses increased
5% or $0.1 million in the third quarter of 1995 compared to the same period of 1994. The increase is a result of recent renovations, higher utility costs and the addition of a new branch office located in a Wal*Mart Super Center.

Other expenses increased 20% or $0.4 million in the third quarter of 1995 as compared to the same period of 1994. The increase is attributable to a $0.3 million funding of S&T's Charitable Foundation and partnership losses from LIHTC investments. The

S&T BANCORP, INC, AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

funding of the Charitable Foundation will allow us to fund community contributions well into the future from the Foundation and help us to control future costs.
The LIHTC partnership losses are offset by tax credits. Other expenses were also positively affected by the aforementioned $0.5 million reduction in FDIC premiums.

Federal income Taxes

S&T recognized federal income tax expense of $2.0 million for the quarter ending September 30, 1995 and $1.8 million for the quarter ending September 30, 1994. The third quarter effective tax rate of 28% was below the 35% statutory tax rate due to the tax benefits resulting from tax exempt interest, excludable dividend income and LIHTC.

PART II

OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits

                 None.

         (b) Reports on Form 8-K

                 None.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.









                                       S&T Bancorp, Inc.
                                       (REGISTRANT)


                                       /s/ Robert E. Rout
Date:  October 31, 1995                Robert E. Rout
                                       Principal Accounting Officer