Form 10-K
period 1995-12-31
S&T BANCORP INC
filed 1996-03-21
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the fiscal year ended December 31, 1995

Commission file number 0-12508
                                   S&T BANCORP, INC.
               (Exact name of registrant as specified in its charter)

Pennsylvania                                      25-1434426
(State or other jurisdiction of                   (I.R.S. Employer
incorporation of organization)                    Identification No.)

800 Philadelphia Street,Indiana, PA               15701
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number,
including area code                               (412)-349-2900

Securities registered pursuant to
Section 12(b) of the Act:                         None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, Par Value $2.50 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
requirements for the past 90 days   Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K ($229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this form 10-K or any amendment to this for 10-K.  {   }

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 20, 1996:

Common Stock, $2.50 par value -   $287,736,904

The number of shares outstanding of the issuer's classes of common stock as of February 20, 1996:

Common Stock, $2.50 par value -   11,213,977 shares

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the annual shareholders report for the year ended December 31, 1995 are incorporated by reference into Part II.

      Portions of the proxy statement for the annual shareholders meeting to be held April 15, 1996 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

  S&T Bancorp, Inc. (Company) was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and has two wholly owned subsidiaries, S&T Bank and S&T Investment
Company, Inc. The Company is registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act, as amended.

  As of December 31, 1995, the Company had $1.4 billion in total assets, $167 million in total shareholders' equity and $980 million in total deposits. Deposits are insured by the Federal Deposit Insurance Corporation to the full extent provided by law.

  Total trust assets were approximately $416 million at December 31, 1995. Trust services include services as executor and trustee under wills and deeds, and as guardian and custodian of employee benefit trusts.

  S&T Bank is a full service bank with its main office at 800 Philadelphia Street, Indiana, Pennsylvania, providing service to its customers through a branch network of thirty-four offices located in Armstrong, Allegheny, Indiana, Jefferson, Clearfield and Westmoreland counties.

  S&T Bank's services include accepting time and demand deposit accounts, making secured and unsecured commercial and consumer loans, providing letters of credit, and offering discount brokerage services, personal financial planning and credit card services. S&T Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). S&T Bank does not experience significant fluctuations in deposits.

Employees

  As of December 31, 1995, S&T Bank had a total of 572 full-time equivalent employees. S&T provides a variety of employment benefits and considers its relationship with its employees to be good.

Supervision and Regulation

  The Company is under the jurisdiction of the Securities and Exchange Commission and of state securities commissions for matters relating to the offering and sale of its securities. The Company is subject to the Securities and Exchange Commission's rules and regulations relating to periodic reporting to its shareholders, insider trading and proxy solicitation.

  The Company is also subject to the provisions of the Bank Holding
Company Act of 1956 (the Act), as amended and to supervision by the Federal Reserve Board. The Act requires the company to secure the prior approval of the Federal Reserve Board before it can acquire more than 5% of the voting shares of any bank other than its existing subsidiary. The
Act also prohibits acquisition by the Company of more than 5% of the voting shares of, or interest in, or all or substantially all of the assets of any bank located outside Pennsylvania unless such an acquisition is specifically authorized by the laws of the state in which such bank is located.

  A bank holding company is prohibited under the Act from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making determinations, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public which outweigh possible adverse effects. See Permitted NonBanking Activities.

  As a bank holding company, the Company is required to file with the Federal Reserve Board annual reports or any additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board also makes regular examinations of the Company and its subsidiaries.

  Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Act on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower.

Permitted NonBanking Activities

  The Federal Reserve Board permits bank holding companies to engage in nonbanking activities so closely related to banking or managing or controlling banks so as to be a proper incident thereto. The types of permissible activities are subject to change by the Federal Reserve Board.

 The Company is presently engaged in two nonbanking activities. The first one is S&T Investment Company, Inc., which is an investment holding company incorporated in the state of Delaware. S&T Investment Company, Inc. was formed in June 1988 for the purpose of holding and managing a group of investments which were previously owned by S&T and to give the Company additional latitude to purchase other investments, such as corporate preferred stocks. The second is Commonwealth Trust Credit Life Insurance Company which is located in Phoenix, Arizona. The company, which is a joint venture with a local financial institution, acts as a reinsurer for credit life, accident and health insurance policies sold by the respective banks. At December 31, 1995, S&T's share of the company's total assets and net income for the year was $2,346,223 and $346,532, respectively.

   Federal Reserve Board approval is required before the Company or a nonbank subsidiary of the Company may begin to engage in any of the above activities and before any such business may be acquired. The Federal Reserve Board is empowered to differentiate between activities which are initiated by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern.

Legislation

   As a state chartered bank, S&T is subject to regulations of the Federal Deposit Insurance Corporation (FDIC) and the Pennsylvania Department of Banking (PADB). As an insured bank under the Federal Deposit Insurance Act, S&T is also regulated by the FDIC. Some of the aspects of the lending and deposit business of S&T which are regulated include personal lending, mortgage lending, and interest rates, both as they relate to lending and interest paid on deposits and reserve requirements. Representatives of the FDIC and PADB regularly conduct examinations of S&T's affairs and records, and S&T must furnish quarterly reports to the FDIC and the PADB.

Competition

  All phases of S&T Bank's business are highly competitive. S&T Bank's market area is western Pennsylvania, with a representation in Indiana, Armstrong, Allegheny, Jefferson, Clearfield and Westmoreland counties. S&T Bank competes with those local commercial banks which have branches and customer calling programs in its market area. S&T Bank considers its major competitors to be National Bank of the Commonwealth, headquartered in Indiana, Pennsylvania; PNC Bank, N.A. headquartered in Pittsburgh, Pennsylvania; Laurel Bank, headquartered in Johnstown, Pennsylvania; People's Bank, headquartered in Ford City, Pennsylvania; Indiana First Savings Bank headquartered in Indiana, Pennsylvania; Deposit Bank, headquartered in DuBois, Pennsylvania; Clearfield Bank and Trust Company, headquartered in Clearfield, Pennsylvania and Marion Center National Bank, headquartered in Marion Center, Pennsylvania. The proximity of Indiana to metropolitan Pittsburgh results in a significant impact on the S&T market because of media influence and penetration by larger financial institutions.

  Under the Community Reinvestment Act of 1977, the FDIC is required to assess the records of all financial institutions regulated by it to determine if these institutions meet the credit needs of the community (including low and moderate income neighborhoods) served by them and to take this record into account in its evaluation of any application made by any such institution for, among other things, approval of a branch or other deposit facility, office relocation, or the merger with or acquisition of assets of another bank.

  As a consequence of the extensive regulation of commercial banking activities in the United States, S&T's business is particularly susceptible to being affected by federal and state legislation and regulations which may have the effect of increasing the costs of doing business.

  A subsidiary bank of a bank holding company, such as S&T, is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities of the bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower. Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a bank holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship. Furthermore, federal legislation prohibits acquisition of control of a bank holding company without prior notice to the Federal Reserve Board.

Monetary Policy

  The earnings of S&T are affected by the policies of regulatory authorities including the Board of Governors of the Federal Reserve System, the FDIC and PADB. An important function of the Federal Reserve System is to provide an environment that is conducive to stable economic growth. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits and limitations on interest rates that banks may pay on time and savings deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid deposits.

  The policies and regulations of the Federal Reserve Board have had and will probably continue to have a significant effect on S&T's deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect S&T's operations in the future. The effect of such policies and regulations upon the future business and earnings of S&T cannot accurately be predicted.

    Distribution of Assets, Liabilities and Shareholders' Equity;
    Interest Rates and Interest Differential.

      The following discussion and analysis is presented so that shareholders may review in further detail the financial condition and results of operations of S&T Bancorp, Inc. and subsidiaries (S&T). This discussion and analysis should be read in conjunction with the consolidated financial statements, selected financial data and management's discussion and analysis incorporated by reference. References to assets and liabilities and changes thereto represent daily average balances for the periods discussed, unless otherwise noted.

      Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Interest on loans to and obligations of state, municipalities and other public entities is not subject to federal income tax. As such, the stated (pre-tax) yield on these assets is lower than the yields on taxable assets of similar risk and maturity. In order to make the pre-tax income and resultant yields comparable to taxable loans and investments, a taxable equivalent adjustment was added to interest income in the tables below. This adjustment has been calculated using the U.S. federal statutory income tax rate of 35% for 1995, 1994 and 1993. The following table demonstrates the amount that has been added to interest income per the summary of operations.

                                              Year Ended December 31

                                         1995          1994          1993
                                             (In thousands of dollars)
    Interest income per consolidated
       statements of income          $107,017       $92,654       $86,923
    Adjustment to fully taxable
      equivalent basis                  2,871         2,740         2,829

    Interest income adjusted to fully
      taxable equivalent basis        109,888        95,394        89,752
    Interest expense                   49,998        39,346        36,965

    Net interest income adjusted to fully
      taxable equivalent basis        $59,890       $56,048       $52,787

Average Balance Sheet and Net Interest Income Analysis

                                                                 December 31,
                                              1995                   1994                      1993

                                     Average         Yield  Average         Yield    Average              Yield/
                                     Balance Interest Rate  Balance Interest Rate    Balance  Interest     Rate
                                                              (In thousands of dollars)

ASSETS
Interest-earning assets:
 Loans (1)                          $949,896 $86,428  9.10% $844,222 $71,575  8.48% $732,255  $62,628     8.55%
 Taxable investment securities       294,575  20,483  6.95%  302,663  20,189  6.67%  314,566   23,061     7.33%
 Tax-exempt investment securities     31,132   2,784  8.94%   35,715   3,335  9.34%   39,153    3,734     9.41%
 Interest-earning deposits with banks  1,744     143  8.20%    3,267     281  8.60%    3,420      297     8.68%
 Federal funds sold                      847      50  5.90%      295      13  4.41%    1,032       32     3.10%
Total interest-earning assets      1,278,194 109,888  8.60%1,186,162  95,393  8.04%1,090,426   89,752     8.23%

Noninterest-earning assets:
 Cash and due from banks              31,651                  32,940                  28,716
 Premises and equipment, net          14,719                  15,033                  13,053
 Other assets                         21,423                  17,244                  20,338
Less allowance for loan losses       (15,028)                (13,914)                (13,032)
                                  $1,330,959              $1,237,465              $1,139,501

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
 Demand deposits                     $94,332  $1,502  1.59% $100,336  $1,650  1.64%  $98,714   $2,121     2.15%
 Money market accounts               112,230   4,516  4.02%  110,491   3,346  3.03%  109,252    2,929     2.68%
 Savings deposits                    133,056   3,173  2.38%  146,284   3,452  2.36%  141,178    3,749     2.66%
 Time deposits                       484,314  27,494  5.68%  444,521  22,793  5.13%  455,355   23,968     5.26%
 Federal funds purchased               7,851     474  6.04%   11,952     524  4.38%    9,294      290     3.12%
 Securities sold under agreements
   to repurchase                      88,485   4,978  5.63%   69,141   2,893  4.18%   41,468    1,450     3.50%
 Other borrowed funds                135,278   7,861  5.81%   99,453   4,687  4.71%   66,094    2,458     3.72%
Total interest-bearing liabilities 1,055,546  49,998  4.74%  982,178  39,345  4.01%  921,355   36,965     4.01%

Noninterest-bearing liabilities:
 Demand deposits                     105,209                 102,779                  91,339
 Other                                15,248                  11,001                  11,257

Shareholders' equity                 154,956                 141,507                 115,550
                                  $1,330,959              $1,237,465              $1,139,501

Net interest income                  $59,890                 $56,048                  $52,787
Net yield on interest-earning assets                 4.77%                   4.79%                       4.84%

(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding. Loan fees are included in the interest amounts and are not material.

         The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                  1995 Compared to 1994        1994 Compared to 1993
                               Increase (Decrease) Due to (1) Increase (Decrease) Due to (1)


                                Volume  Rate   Net             Volume  Rate    Net
                                            (In thousands of dollars)
Interest earned on:
 Loans                          $8,959  $656  $9,615           $9,576  ($83)  $9,493
 Taxable investment securities    (790)  (44)   (834)          (2,225)   69   (2,156)
 Tax-exempt investment securities (428)   18    (410)            (328)    7     (321)
 Interest-earning deposits        (131)    6    (125)             (13)    0      (13)
 Federal funds sold                 24     8      32              (23)  (10)     (33)
Total interest-earning assets   $7,634  $644  $8,278           $6,987  ($17)  $6,970


Interest paid on:
 Demand deposits                  ($99)   $3    ($96)             $35   ($8)     $27
 Money market accounts              53    17      70               33     4       37
 Savings Deposits                 (312)   (3)   (315)             136   (15)     121
 Time deposits                   2,040   219   2,259             (570)   15     (555)
 Securities sold under agreements
   to repurchase                   809   279   1,088              968   190    1,158
 Other borrowed funds            1,484   364   1,848            1,313   372    1,685
Total interest-bearing          $3,975  $879   4,854           $1,915  $558    2,473
 liabilities
Change in net interest income                 $3,424                          $4,497


(1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INFLATION AND CHANGING INTEREST RATES

   The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventory. Fluctuations in interest rates and the efforts of the Federal Reserve Board to regulate money and credit conditions have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its asset/liability management function, S&T is positioned to cope with changing interest rates and inflationary trends.

  Interest rate risk at a given point in time is portrayed by the interest rate sensitivity position ("gap"). The cumulative gap represents the net position of assets and liabiities subject to repricing in specified time periods. The gap presented at any point in time is one measure of the risk inherent in the existing balance sheet structure as it relates to potential changes in net interest income. Gap alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. The following table shows the Company's gap position at December 31, 1995.







Interest Rate Sensitivity

                                                        Rate Sensitive
                                                  (In thousands of dollars)
                                  1 to 90  91 to 180 181 to 365 1 to 2   Beyond
                                   Days      Days     Days     Years   2 Years    Total
Loans                            $380,702   $45,733 $102,242 $102,415 $329,789   $960,881
Interest-earning deposits              51                                              51
Investment securities              17,191    29,857   26,204   64,898  212,190    350,340
Other assets                                                            89,430     89,430
   Total Assets                  $397,944   $75,590 $128,446 $167,313 $631,409 $1,400,702


Demand deposits                                                       $116,054   $116,054
Interest-bearing deposits        $109,629  $192,032  $95,928 $204,125  261,857    863,571
Wholesale repurchase agreements    48,420                                          48,420
Retail repurchase agreements       74,059       315                                74,374
Federal Funds Purchased               325                                             325
Long-term Borrowing                15,327                      36,000   45,618     96,945
Other Liabilities                   2,361                               31,705     34,066
Shareholders' equity                                                   166,947    166,947 Liabilities and
 Shareholders' Equity            $250,121  $192,347  $95,928 $240,125 $622,181 $1,400,702

Interest Rate Sensitivity        $147,823 ($116,757) $32,518 ($72,812)  $9,228
Cumulative gap                  ($147,823) ($31,066)($63,584)  $9,228

Securities
The following table sets forth the carrying amount of securities
  at the dates indicated:                                    December 31
                                                     1995       1994      1993
Available for Sale                                   (In thousands of dollars)
Marketable equity securities                      $64,223    $46,418    $30,184
Obligations of U.S. government corporations
  and agencies                                    177,582
Collateralized mortgage obligations of
  U.S. government corporations and agencies        11,035      4,550      5,165
U.S. Treasury securities                           53,198     67,936    107,385
Corporate securities                                  190
Other securities                                    9,115
        TOTAL                                    $315,343   $118,904   $142,734
Investment Securities
U.S. Treasury bonds and obligations of
  U.S. government corporations and agencies                 $130,456   $126,435
Collateralized mortgage obligations of
  U.S. government corporations and agencies                   14,451     23,317
Obligations of states and political subdivision    31,412     32,816     38,513
Corporate securities                                2,493      4,038      3,937
Other securities                                    1,092      5,459      4,193
        TOTAL                                     $34,997   $187,220   $196,395

     During the fourth quarter of 1995, management reclassified the securities portfolio allowed by the "one time" amnesty per Financial Accounting
Standards Board Statement No. 115. The reclassified securities were from the held to maturity category to the available for sale category. The transfered securities had an amortized cost of $154.2 million and a market value of $159.5 million. The resulting net of tax effect of the reclassification to S&T's equity was $3.4 million.

     The following table sets forth the maturities of securities at December 31, 1995, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Tax-equivalent adjustments (using a 35% federal income tax rate) for 1995 have been made in calculating yields on obligations of state and political subdivisions.

                                                                                Maturing
                                           Within       After One But        After Five But       After     No Fixed
                                          One Year     Within Five Years     Within Ten Years    Ten Years  Maturity
                                        Amount  Yield    Amount  Yield      Amount  Yield     Amount  Yield  Amount
Available for Sale                                                    (In thousands of dollars)
Marketable equity securities                                                                                 $64,223
Obligations of U.S. government
  corporations and agencies            $15,249  6.90%   $87,520  7.21%     $74,813  7.57%
Collateralized mortgage obligations
  of U.S. goverment corporations
  and agencies                                           11,035  8.38%
U.S. Treasury securities                21,223  7.09%    25,101  8.28%       6,874  7.81%
Corporate securities                                        100  8.10%          90  8.25%
Other securities                                                                                               9,115
  TOTAL                                $36,472         $123,756            $81,777               $0          $73,338

Investment Securities
Obligations of states and political
  subdivisions                             930  6.47%     8,256  5.87%     $16,915  5.79%     5,311   5.59%
Corporate securities                       496  9.00%                        1,997  9.90%
Other securities                                                                                              $1,092
  TOTAL                                 $1,426           $8,256            $18,912           $5,311           $1,092


Loan Portfolio

     The following table shows the Company's loan distribution at the end of each of the last five years:

                                                  December 31
                                 1995      1994      1993      1992      1991
                                           (In thousands of dollars)
Domestic Loans:
 Commercial, financial
   and agricultural          $234,779  $197,028  $178,723  $175,475  $192,991
 Real estate-construction      23,712    32,714    23,705     9,400     2,768
 Real estate-mortgage         569,143   543,894   457,462   374,055   298,570
 Installment                  149,185   150,772   136,819   133,124   124,001
TOTAL LOANS                  $976,819  $924,408  $796,709  $692,054  $618,330


     The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 1995. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                            Maturing
                           Within     After One But           After
                          One Year  Within Five Years      Five Years  Total
                                           (In thousands of dollars)
Commercial, financial
  and agricultural        $153,174       $58,394             $23,211 $234,779
Real estate-construction     7,889         6,028               9,795   23,712
Real estate-mortgage        23,762        59,464             108,659  191,885
  TOTAL                   $184,825      $123,886            $141,665 $450,376




Fixed interest rates                     $44,210             $44,266
Variable interest rates                   79,676              97,399
  TOTAL                                 $123,886            $141,665


The following table summarizes the Company's nonaccrual, past due and restructured loans:

                                     December 31
                        1995    1994    1993    1992    1991
                             (In thousands of dollars)

Nonaccrual loans      $2,844  $1,922  $2,481  $2,983  $3,915

Accruing loans past
 due 90 days or more      $0      $0    $323    $605  $1,178

  At December 31, 1995, $2,844,000 of nonaccrual loans were secured. Interest income that would have been recorded under original terms totaled $242,000. No interest income was recorded on these loans. It is the Company's policy to place loans on nonaccrual status when the interest and principal is 90 days or more past due. There are no foreign loan amounts required to be included in this table. There were no restructured loans in the periods presented.

Potential Problem Loans

  At December 31, 1995, the Company had no known mataerial loans where payments were presently current or less than 90 days past due, yet the borrowers were experiencing severe financial difficulties. Management continues to review and evaluate all loans with Senior Loan Committee on an ongoing basis so that potential problems can be addressed immediately.

Summary of Loan Loss Experience

This table summarizes the Company's loan loss experience for each of the five years ended December 31:

                                          Year Ended December 31
                                 1995     1994     1993     1992     1991
                                         (In thousands of dollars)
Balance at January 1:         $14,331  $13,480  $12,029   $9,321   $8,878

  Charge-offs:
  Commercial, financial
    and agricultural            1,054    2,287    1,185    1,469    2,613
  Real estate-mortgage            325      239      644      553      590
  Installment                   1,510    1,201      835    1,349    1,517
                                2,889    3,727    2,664    3,371    4,720

  Recoveries:
  Commercial, financial
    and agricultural              288      505      241       51       52
  Real estate-mortgage            104      156      171       19       20
  Installment                     304      417      103      231      158
                                  696    1,078      515      301      230
  Net charge-offs               2,193    2,649    2,149    3,070    4,490
  Provision for loan losses     3,800    3,500    3,600    5,778    4,333
  Reserve on acquired loans         0        0        0        0      600
  Balance at December 31:     $15,938  $14,331  $13,480  $12,029   $9,321

  Ratio of net charge-offs
  to average loans outstanding   0.23%    0.31%    0.29%    0.48%    0.76%

  Management evaluates the degree of loss exposure based on continuous detailed reviews of commercial and real estate loans. Problem loans which are identified are monitored very closely by S&T management. Installment and mortgage loans are monitored using delinquency levels, nonaccrual loan balances and current charge-offs. These analyses and continuous monitoring of other risk elements such as nonaccrual and past due loans are factors considered in determining the amount of the allowance for loan losses.

  Management completes the aforementioned review and analysis to determine the adequacy of the allowance for loan losses on a quarterly basis. The provision for loan losses represents an amount that is sufficient to maintain the reserve at a level necessary to meet present and potential risk characteristics of the loan portfolio. Based on continual evaluation of loan quality and assessment of risk characteristics, management believes that the allowance for loan losses is adequate to absorb probable loan losses.

    This table shows allocation of the allowance for loan losses as of the end of each of the last five years:

                         December 31,1995   December 31,1994    December 31,1993    December 31,1992   December 31, 1991
                               Percent of        Percent of        Percent of         Percent of         Percent of
                               Loans in          Loans in          Loans in           Loans in           Loans in
                               Each              Each              Each               Each               Each
                              Category to        Category to       Category to        Category to        Category to
                        Amount Total Loans Amount Total Loans Amount Total Loans Amount  Total Loan Amount Total Loans
                                                           (In thousands of dollars)
Commercial, financial
 and agricultural       $8,335        24%  $9,376       21%  $9,304       23%   $7,249        25%  $5,155         31%
Real estate-constructi       0         3%       0        4%       0        3%        0         1%       0          0%
Real estate-mortgage       701        58%     732       59%     678       57%      606        54%     464         49%
Installment              1,627        15%   1,381       16%   1,193       17%    1,125        19%     868         20%
Unallocated              5,275         0%   2,842        0%   2,305        0%    3,049         1%   2,834          0%
   TOTAL               $15,938       100% $14,331      100% $13,480      100%  $12,029       100%  $9,321        100%

  Deposits

     The daily average amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                     Year Ended December 31
                             1995           1994          1993

                       Amount    Rate  Amount   Rate  Amount    Rate
                                    (In thousands of dollars)
Noninterest-bearing
 demand deposits       $105,209       $102,779        $91,339
Interest-bearing
 demand deposits         94,332  1.59% 100,336  1.64%  98,714   2.15%
Money market accounts   112,230  4.02% 110,491  3.03% 109,252   2.68%
Savings deposits        133,056  2.38% 146,284  2.36% 141,178   2.66%
Time deposits           484,314  5.68% 444,521  5.13% 455,355   5.26%
 TOTAL                 $929,141       $904,411       $895,838

     Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1995, are summarized as follows:(In thousands of dollars)

               3 Months or less              $31,200
               Over 3 through 6 months         4,847
               Over 6 through 12 months        7,274
               Over 12 months                 28,700
                      TOTAL                  $72,021


Return on Equity and Assets

   The table below shows consolidated operating and capital ratios of the Company for each of the last three years:

                                              Year Ended December 31
                                              1995     1994     1993
         Return on average assets             1.54%    1.49%    1.43%
         Return on average equity            13.21%   13.03%   14.14%
         Dividend payout ratio               38.43%   34.85%   32.28%
         Equity to asset ratio               11.92%   10.94%   10.00%

Short-Term Borrowings

   The following table shows the distribution of the Company's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.

                                                   Federal Funds
                                                   Purchased and
                                                     Securities
                                                     Sold Under
                                                     Agreements
                                                   to Repurchase
                                                (In thousands of dollars)
         Balance at December 31:
            1995                                   $123,119
            1994                                    189,461
            1993                                    149,931

         Weighted average interest rate at year end:
            1995                                       5.57%
            1994                                       5.58%
            1993                                       3.26%

         Maximum amount outstanding at any month's end:
            1995                                   $195,811
            1994                                    219,614
            1993                                    169,391

         Average amount outstanding during the year:
            1995                                   $158,072
            1994                                    160,539
            1993                                    102,862

         Weighted average interest rate during the year:
            1995                                       5.79%
            1994                                       4.25%
            1993                                       3.27%

  S&T defines repurchase agreements with its retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

CAPITAL

   The leverage ratio of total equity to total assets and allowance for loan losses, one measure of capital adequacy, was 10.4% in 1995 and 10.2% in 1994. The 1995 regulatory minimum guideline leverage ratio is 3.0%. S&T's risk based capital Tier I and Tier II ratios were 13.7% and 15.0%, respectively, at December 31, 1995, which places S&T well above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Tier II, respectively. In addition, management believes that S&T has the ability to raise additional capital if necessary.

    S&T sponsors an Employee Stock Ownership Plan (ESOP). The ESOP shares are allocated to employees as part of S&T's contribution to its employee thrift and profit sharing plans. At December 31, 1995, 34,000 unallocated shares were held by the ESOP. During the fourth quarter of 1994, S&T announced a program to annually acquire up to 3% of its common stock as treasury shares. In 1995, S&T acquired 97,689 treasury shares on the open market and used 74,820 treasury shares to fund the employee stock option plan, its dividend reinvestment plan for shareholders and other general corporate purposes. The stock repurchase program was also reaffirmed in the fourth quarter of 1995 for 1996.

S&T adopted an Incentive Stock Plan in 1992 (Stock Plan) that provides for for granting incentive stock options, nonstatutory stock options and stock appreciation rights (SARs). On October 17, 1994, the Stock Plan was amended to include outside directors. The Stock Plan covers a maximum of 600,000 shares of S&T stock and expires ten years from the date of board approval. The following table summarizes the changes in nonstatutory stock options outstanding during 1995, 1994, 1993 and 1992:

                                              12/31/95
                                             Nonstatutory
                                            Stock Options      Excercise
Date      Issued           Excercised        Outstanding        Price/Share
    1992   58,000             4,000             54,000             $13.62
    1993   70,000                               70,000              17.25
    1994  122,500                              122,500              19.00
    1995  165,000                              165,000              26.25
Total     415,500             4,000            411,500

As of December 31, 1995, 165,000 nonstatutory stock options are not excercisable.

Risk-Based Capital and Leverage Ratios (as defined by federal regulators) (In thousands of dollars)
December 31:

CAPITAL COMPONENTS                                1995               1994
    Tier I                                    $144,704           $132,666
    Total risk-based                           157,882            145,361
ASSETS
   Risk Weighted assets                     $1,054,204          1,015,630
   Average tangible assets                   1,330,464          1,236,595
CAPITAL RATIOS
   Tier I risk-based capital                     13.73%             13.05%
   Total risk-based capital                      14.98%             14.30%
   Leverage                                      10.38%             10.21%
MINIMUM REGULATORY GUIDELINES
   Tier I risk-based capital                      4.00%              4.00%
   Total risk-based capital                       8.00%              8.00%
   Leverage                                       3.00%              3.00%


Item 2. PROPERTIES

     The Company operates thirty-four banking offices in Indiana, Armstrong, Allegheny, Jefferson, Clearfield, Westmoreland and surrounding counties in Pennsylvania. The Company owns land and banking offices at the following locations: 800 Philadelphia
Street, 645 Philadelphia Street and 2175 Route 286, South in Indiana;
Route 119 South & Lucerne Road and 34 North Main Street in Homer City; 539
West Mahoning Street, 100 West Mahoning Street and 232 North Hampton Avenue in Punxsutawney; 133 Philadelphia Street in Armagh; Route 119 South in Black Lick; 256 Main Street and Route 36 & I-80 in Brookville; 456 Main Street in Brookway; Route 28 & Carrier Street in Summerville; 602 Salt
Street in Saltsburg; 12-14 West Long Avenue, 35 West Scribner Avenue,
Treasure Lake and 614 Liberty Boulevard in DuBois; 418 Main Street in Reynoldsville; 205 East Market Street in Blairsville; 85 Greensburg Street in Delmont; 100 Chestnut Street in Derry; Second Avenue and Hicks Street in Leechburg; 109 Grant Avenue in Vandergrift and 100 South Fourth Street in Youngwood. Land is leased where the Company owns the banking office at 1107 Wayne Avenue and remote ATM building at 435 South Seventh Street and 1176 Grant Street, all in Indiana. In addition, the Company leases land and banking offices at the following locations: Chestnut
Ridge Plaza in Blairsville; 324 North Fourth Street and 2850 Route 286 South in Indiana; the Mall Office in DuBois, 229 Westmoreland Mall; 2320 Route 286 in Holiday Park; Route 268 Hilltop Plaza in Kittanning and a remote ATM location at the Main Street Mall in DuBois.

Item 3. LEGAL PROCEEDINGS

     The nature of the Company's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management, there are no proceedings pending to which the Company is a party or to which its property is subject, which, if detemined adverse, would be material in relation to its shareholders' equity or financial condition. In addition,no material proceedings are pending nor are known to be threatened or contemplated against the Company by governmental authorities or other parties.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters during the fourth quarter of the fiscal year covered by this report that were submitted to a vote of the security holders through solicitation of proxies of otherwise.

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

     Stock Prices and Dividend Information on page 47 and Dividend and Loan Restrictions on page 40 of the Annual Report for the year ended December 31, 1995, are incorporated herein by reference.


Item 6. SELECTED FINANCIAL DATA

     Selected Financial Data on page 47 of the Annual Report for the year ended December 31, 1995, is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 49 through 58 of the Annual
Report for the year ended December 31, 1995, is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, Report of Independent
Auditors and Quarterly Selected Financial Data on pages 28 through 46 and 48 of the Annual Report for the year ended December 31, 1995, are incorporated herein by reference.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

PART III

Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Election of Directors on pages 12 through 13 of the proxy statement for the April 15, 1996 annual meeting of shareholders are incorporated herein by reference.

                              Executive Officers
                                                   Number of
                                                   Shares
                         For the         Officer   Beneficially
        Name             Corporation       Since   Owned *      Age
        Robert D. Duggan Chairman,          1983    76,886       63
                         President, Chief
                         Executive Officer
                         and Director

        James C. Miller  Executive Vice     1983    48,464       50
                         President and
                         Director

        James G. Barone  Secretary          1992    20,578       48
                         and Treasurer

        Robert E. Rout   Chief Financial    1993    13,922       43
                         Officer

        Bruce W. Salome   Vice              1991    20,491       49
                         President

        Edward C. Hauck  Vice               1991    16,761       43
                         President


                                Executive Officers (continued)

                                                    Number of
                                                    Shares
                         For the           Officer  Beneficially
               Name      Corporation       Since    Owned *     Age
       David L. Krieger  Vice                1984    22,625       52
                         President

       Edward A. Onderick Vice               1989    15,328       51
                          President

       J. Jeffrey Smead   Vice               1992    17,075       44
                          President, Formerly
                          Executive Vice
                          President of First
                          National Bank of
                          Pennsylvania

       William H. Klumpp  Vice               1994    12,015       52
                          President, Formerly
                          Senior Vice President
                          of Huntington National
                          Bank





        *Includes vested stock options


Item 11.EXECUTIVE COMPENSATION

           Remuneration of Executive Officers on pages 6 through 9 of the proxy statement for the April 15, 1996, annual meeting of shareholders is incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

           Principal Beneficial Owners of Common Stock on page 4 of the proxy statement for the April 15, 1996, annual meeting of shareholders is incorporated herein by reference.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Transactions with Management and Others on page 10 and 11 of the proxy statement for April 15, 1996, annual meeting with shareholders is incorporated herein by reference.

PART IV

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  List of financial statements and financial statement schedules

      (1)  The following Consolidated Financial Statements and Report of
        Independent Auditors of S&T Bancorp, Inc. and subsidiaries included in the annual report of the registrant to its shareholders for the year ended December 31, 1995, are incorporated by reference in Part II, Item 8:

                                                                      Page
                                                                    Reference
        Report of Ernst & Young LLP,  Independent Auditors                46

        Consolidated Balance Sheets
             December 31, 1995 and 1994                                   28

        Consolidated Statements of Income
             Years ended December 31, 1995, 1994 and 1993                 29

        Consolidated Statements of Changes in Shareholders' Equity
             Years ended December 31, 1995, 1994 and 1993                 30

        Consolidated Statements of Cash Flows
             Years ended December 31, 1995, 1994 and 1993                 31

        Notes to Consolidated Financial Statements
             December 31, 1995                                         32-45

        Quarterly Selected Financial Data                                 48


Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
        (Continued)

      (2) Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (3)   Listings of Exhibits - See Item 14 (c) below

          (b)  Reports on Form 8-K

               None

          (c)  Exhibits

      (3.1)     Articles of Incorporation of S&T Bancorp, Inc. filed as
        Exhibit B to Registration Statement (No. 2-83565) on Form S-4 of
        S&T Bancorp, Inc. and incorporated herein by reference.

      (3.2)     Amendment to Articles of Incorporation of S&T Bancorp, Inc.
        filed as Exhibit 3.2 to Form S-4 Registration Statement dated January
        15, 1986 and incorporated herein by reference.

      (3.3)     By-laws of S&T Bancorp, Inc., as amended, filed as Exhibit
        3.3 to Form S-4 Registration Statement dated January 15, 1986 and incorporated herein by reference.

      (10.1)    Deferred compensation arrangement with former director
        filed as Exhibit 10.1 to Form 10-K dated December 31, 1983 and incorporated herein by reference.

      (10.3)    Employment Agreement dated December 9, 1985 between S&T Bancorp,
        Inc. and Waid H. Nevins filed as Exhibit 10.1 to Form S-4 Registration
        Statement dated January 15, 1986 and incorporated herein by reference.

      (10.5)    Sixth amendment to the Thrift Plan for Employees of S&T
        Bank to be effective December 31, 1988, approved by the Board of
        Directors at the November 21, 1988 meeting and incorporated herein by reference.

      (13) Annual Report for the year ended December 31, 1995 - incorporated herein by reference.

      (22)      Subsidiaries of the Registrant - filed herewith

             S&T Bank, a bank incorporated under the laws of Pennsylvania.

             S&T Investment Company, Inc., an investment holding company incorporated under the laws of Delaware.

  (23.1) Consent of Ernst & Young LLP,  Independent Auditors - filed herewith.

         (d) Financial Statement Schedules
             None


SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                        S&T BANCORP, INC.
                                 (Registrant)



                     /s/  Robert D. Duggan                           03/18/96
                     Robert D. Duggan, Chairman,                      Date
                     President and Chief Executive Officer
                     (Principal Executive Officer)


                     /s/  James C. Miller                            03/18/96
                     James C. Miller, Executive Vice President        Date
                     (Executive Officer)


                     /s/  Robert E. Rout                             03/18/96
                     Robert E. Rout, Chief Financial Officer          Date
                     (Principal Financial and Accounting Officer)






















SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Raymond C. Bachelier        03/18/96    /s/ Paul B. Johnston        03/18/96
Raymond C. Bachelier, Director     Date     Paul B. Johnston, Director     Date


/s/ Thomas A. Brice             03/18/96    /s/ Joseph A. Kirk          03/18/96
Thomas A. Brice, Director          Date     Joseph A. Kirk, Director       Date


/s/ Forrest L. Brubaker         03/18/96                                03/18/96
Forrest L. Brubaker, Director      Date     Samuel Levy, Director          Date


/s/ James L. Carino             03/18/96    /s/ James C. Miller         03/18/96
James L. Carino, Director          Date     James C. Miller, Executive     Date
                                            Vice President and Director

/s/ John J. Delaney             03/18/96                                03/18/96
John J. Delaney, Director          Date     W. Parker Ruddock, Director    Date


/s/ Robert D. Duggan            03/18/96
Robert D. Duggan, Chairman, Pres   Date     /s/ Charles A. Spadafora    03/18/96
Chief Executive Officer and Director        Charles A. Spadafora, Director Date


/s/ Thomas W. Garges, Jr.       03/18/96    /s/ Christine J. Toretti    03/18/96
Thomas W. Garges, Jr., Director    Date     Christine J. Toretti, Director Date


/s/ William J. Gatti            03/18/96    /s/ Harold W. Widdowson     03/18/96
William J. Gatti, Director         Date     Harold W. Widdowson, Director  Date


/s/ Herbert L. Hanna            03/18/96
Herbert L. Hanna, Director         Date






