Form 10-Q
period 1996-03-31
S&T BANCORP INC
filed 1996-05-14
CIK 719220

                          SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON D.C.  20549
                                  FORM 10-Q
[CAPTION]
(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended              March 31, 1996

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

      Common Stock, $2.50 Par Value - 11,030,506 shares as of May 10, 1996

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES





PART I.  FINANCIAL INFORMATION                                 Page No.



Item 1.  Financial Statements

         Condensed consolidated balance sheets -
         March 31, 1996 and December 31, 1995                         3

         Condensed consolidated statements of income -
         Three months ended March 31, 1996 and 1995                   4

         Condensed consolidated statements of cash flows -
         Three months ended March 31, 1996 and 1995                   5

         Notes to condensed consolidated financial statements       6-9


Item 2.  Management's discussion and analysis of financial
           condition and results of operations                    10-16




PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                            17


SIGNATURES                                                           18

  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS

                                             March 31,       December 31,
                                                1996             1995
                                          (000's omitted except share data)
  ASSETS
      Cash and due from banks                   $33,365          $39,852
      Interest-earning deposits
          with banks                                 51               51
      Securities available for sale             333,044          315,343
      Investment securities                      33,405           34,997
      Total loans                               969,125          976,819
      Less allowance for loan losses            (15,985)         (15,938)
              Net Loans                         953,140          960,881
      Premises and equipment                     14,727           14,795
      Other assets                               35,859           34,783
  TOTAL ASSETS                               $1,403,591       $1,400,702


  LIABILITIES
      Deposits:
          Noninterest-bearing demand           $106,011         $116,054
          Interest-bearing demand                95,450           96,577
          Money market                          134,748          123,121
          Savings                               127,144          123,606
          Time                                  519,745          520,267
              Total Deposits                    983,098          979,625
      Securities sold under repurchase
           agreements                           132,438          122,794
      Federal funds purchased                    10,975              325
      Other borrowed funds                          260              340
      Long-term borrowing                        81,614           96,618
      Other liabilities                          33,533           34,053
  TOTAL LIABILITIES                           1,241,918        1,233,755

  SHAREHOLDERS' EQUITY
      Preferred stock
      Common stock  $2.50 par value,
           25,000,000 shares authorized
           and 11,820,944 issued                 29,552           29,552
      Additional paid in capital                 11,282           11,009
      Retained earnings                         115,240          111,980
      Net unrealized holding gains on
           securities available for sale         19,758           21,928
      Treasury stock (802,880 shares at
           March 31, 1996 and 578,092           (13,899)          (7,182)
           at December 31, 1995)
      Deferred compensation                        (260)            (340)
  TOTAL SHAREHOLDERS' EQUITY                    161,673          166,947
  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $1,403,591       $1,400,702


See Notes to Condensed Consolidated Financial Statements

  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       For Three Months Ended
                                                              March 31,
                                                            1996   1995
                                                   (000's omitted except share data)
  INTEREST INCOME
      Loans, including fees                              $21,359     $20,488
      Deposits with banks                                      2          69
      Federal funds sold                                      27
      Investment securities:
           Taxable                                         4,553       3,928
           Tax-exempt                                        453         470
           Dividends                                         699         633
  Total Interest Income                                   27,093      25,588

  INTEREST EXPENSE
      Deposits
           Interest-bearing demand                           347         377
           Money market                                    1,276       1,074
           Savings                                           741         817
           Time                                            7,231       6,221
      Securities sold under repurchase
           agreements                                      1,671       2,390
      Federal funds purchased                                 78         173
      Long term borrowing                                  1,265         628
      Other borrowed funds                                     5           8
  Total Interest Expense                                  12,614      11,688
  NET INTEREST INCOME                                     14,479      13,900
      Provision for loan losses                              975         750
  NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                           13,504      13,150

  NONINTEREST INCOME:
      Trust fees                                             692         617
      Service charges on deposit accounts                    808         643
      Net securities/nonrecurring gains/(losses)             475         182
      Other                                                  707         447
  Total Noninterest Income                                 2,682       1,889

  NONINTEREST EXPENSE
      Salaries and employee benefits                       4,743       4,364
      Occupancy expense, net                                 568         527
      Equipment expense, net                                 619         606
      Data processing                                        395         359
      FDIC assessment                                         97         510
      Other                                                2,275       1,979
  Total Noninterest Expense                                8,697       8,345
  INCOME BEFORE INCOME TAXES                               7,489       6,694
      Applicable income taxes                              1,913       1,773
  NET INCOME                                              $5,576      $4,921

  PER COMMON SHARE
       Net Income                                          $0.50       $0.44
       Dividends                                            0.21        0.17
  Average Common Shares Outstanding                       11,163      11,260

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended March 31
                                                    1996               1995
                                                          (000's omitted)
Operating Activities
Net Income                                         $5,576             $4,921
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses                           975                750
  Provision for depreciation and amortization         323                318
  Net amortizaton of investment security premiums     148                225
  Net accretion of loan and deposit discounts        (134)              (269)
  Net gains on sales of securities available for
    sale                                             (475)                37
  Net investment security gains
  Decrease in deferred income taxes                   (49)              (144)
  Increase in interest receivable                  (1,122)               (41)
  (Decrease) increase in interest payable            (743)               685
  (Decrease) increase in other assets                 200             (1,105)
  Increase (decrease) in other liabilities          1,408             (3,207)
  Net Cash Provided by Operating Activities         6,107              2,170

Investing Activities
  Net redemption of interest-earning
    deposits with banks                                                  733
  Proceeds from maturities of investment securitie    501              7,654
  Proceeds from maturities of securities available
    for sale                                       28,038              2,000
  Proceeds from sales of securities available
    for sale                                        3,894             10,640
  Purchases of investment securities                 (683)           (13,520)
  Purchases of securities available for sale      (50,874)            (1,337)
  Net decrease (increase) in loans                  1,411            (19,084)
  Proceeds from the sale of loans                   5,489             11,200
  Purchases of premises and equipment                (313)              (479)
  Proceeds from the sale of premises and equipment    (28)                17
  Net Cash Used by Investing Activities           (12,565)            (2,176)

Financing Activities
  Net increase (decrease) in demand, NOW and
    savings deposits                                3,996             (9,642)
  Net (decrease) increase in certificates of depos   (522)            15,630
  Net increase (decrease) in repurchase agreements  9,644            (26,272)
  Net increase (decrease) in federal funds purchas 10,650             (8,340)
  (Decrease) increase in long-term borrowing      (14,991)            24,996
  Acquisition of treasury stock                    (7,034)              (983)
  Sale of treasury stock                              589                387
  Cash dividends paid to shareholders              (2,361)            (1,916)
  Net Cash Used by Financing Activities               (29)            (6,140)

  Decrease in Cash and Cash Equivalents            (6,487)            (6,146)
  Cash and Cash Equivalents at Beginning of Period 39,852             38,791
  Cash and Cash Equivalents at End of Period      $33,365            $32,645


See Notes to Condensed Consolidated Financial Statements


S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1995.

Earnings per common share are based on the average number of shares of common stock outstanding during the periods presented.

Financial Accounting Standards Board Statement No.123 Accounting for Stock-Based Compensation is effective in 1996 and allows companies the choice of either changing their accounting for stock-based awards by recognizing compensation cost in earnings for such plans or providing supplemental pro forma footnote disclosures. For year end 1996, S&T is expecting to continue its current accounting treatment of stock-based compensation and provide the supplemental pro forma disclosures related to the fair value approach. As provided in Statement No. 123, pro forma disclosure is not required in interim financial statements.

NOTE B--SECURITIES

The amortized cost and estimated market value of securities as of March 31 are as follows:

   1996                                 Available for Sale
                                          Gross      Gross    Estimated
                             Amortized  Unrealized Unrealized  Market
                               Cost       Gains     Losses      Value
                                        (000's omitted)
   Marketable equity
     securities               $36,535    $27,539      ($145)   $63,929
   Obligations of U.S. government
     corporations and agencie 195,267      2,904     (1,228)   196,943
   Collateralized mortgage
     obligations of U.S.
     government corporations
     and agencies               9,880        135                10,015
   U.S. Treasury securities    51,152      1,192                52,344
   Corporate Securities           190                              190
                              293,024     31,770     (1,373)   323,421
   Other securities             9,623                            9,623
                             $302,647    $31,770    ($1,373)  $333,044
   1996                                 Investment Securities
                                          Gross      Gross    Estimated
                             Amortized  Unrealized Unrealized  Market
                               Cost       Gains     Losses      Value
                                        (000's omitted)
   Obligations of states and
    political subdivisions    $30,910       $716       ($13)   $31,613
   Corporate securities         2,495        265                 2,760

         Total                $33,405       $981       ($13)   $34,373

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE B-SECURITIES

The amortized cost and estimated market value of securities as of December 31 are as follows:

          1995                        Available for Sale
                                        Gross     Gross     Estimated
                          Amortized   UnrealizedUnrealized   Market
                            Cost        Gains    Losses       Value
                                      (000's omitted)
   Marketable equity
    securities             $37,573     $26,926     ($276)    $64,223
   Obligations of U.S.
    government corporations
    and agencies           172,612       5,113      (143)    177,582
   Collateralized mortgage
    obligations of U.S.
    government corporations
    and agencies            10,911         124                11,035
   U.S. Treasury securitie  51,205       1,993                53,198
   Corporate Securities        190                               190
                           272,491      34,156      (419)    306,228
   Other securities          9,115                             9,115
   Total                  $281,606     $34,156     ($419)   $315,343


          1995                        Investment Securities
                                        Gross     Gross     Estimated
                          Amortized   UnrealizedUnrealized   Market
                            Cost        Gains    Losses       Value
                                      (000's omitted)
   Obligations of states
    and political
    subdivisions            31,412         949       (12)     32,349
   Corporate securities      2,493         350                 2,843
                            33,905       1,299       (12)     35,192
   Other securities          1,092                             1,092
         Total             $34,997      $1,299      ($12)    $36,284

During the period ended March 31, 1996, there were $475,076 in realized gains relative to securities available for sale.

The amortized cost and estimated market value of securities at March 31, 1996, by contractual maturity, are shown below:

                                                            Estimated
                                      Amortized              Market
   Available for Sale                   Cost                  Value
                                                (000's omitted)
   Due in one year or less             $60,324               $60,424
   Due after one year through
    five years                         185,289               187,631
   Due after five years through
    ten years                            8,556                 9,086
   Due after ten years                   2,321                 2,351
         Total                        $256,490              $259,492

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE B-SECURITIES
                                                            Estimated
                                      Amortized              Market
   Held to Maturity                     Cost                  Value
                                                 (000's omitted)
   Due in one year or less              $9,626                $9,720
   Due after one year through
     five years                         18,622                19,285
   Due after five years through
     ten years                           5,157                 5,368
         Total                         $33,405               $34,373

At March 31, 1996 and December 31, 1995 investment securities with a principal amount of $208,028,000 and $203,063,000 respectively, were pledged to secure repurchase agreements and public and trust fund deposits.

NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

                                      March 31, 1996        December 31, 1995
                                                 (000's omitted)
     Real estate - construction        $20,636               $23,712
     Real estate - mortgages:
       Residential                     379,162               377,258
       Commercial                      196,819               191,885
     Commercial - industrial
       and agricultural                226,923               234,779
     Consumer installment              145,585               149,185
         Total Loans                  $969,125              $976,819

Changes in the allowance for loan losses for the three months ended March 31 were as follows:

                                        1996                  1995
                                               (000's omitted)
     Balance at beginning
     of period                         $15,938               $14,331
     Charge-offs                        (1,176)                 (411)
     Recoveries                            248                   206
     Net charge-offs                      (928)                 (205)
     Provision for loan losses             975                   750
     Balance at end of period          $15,985               $14,876

At March 31, 1996, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $7,400,000 of which $835,000 were on a nonaccrual basis. The allowance for loan losses related to these impaired investments was $3,002,000.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisify the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $190,226,000 and obligations under standby letters of credit totaled $59,498,000 at March 31, 1996.

At March 31, 1996, S&T had marketable equity securities totaling $339,140 at amortized cost and $776,200 at estimated market value, that were subject to covered call option contracts. The purpose of these contracts was to generate fee income for S&T.

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

Financial Condition

Total assets at March 31, 1996 were $1.4 billion, the same as December 31, 1995. Total assets averaged $1.4 billion in the first three months of 1996, a $61.2 million increase from the 1995 full year average.
Average loans and average securities increased $21.2 million and $17.3 million, respectively, in the first three months of 1996 compared to the 1995 full year averages. Funding for this loan and security growth was primarily provided by a $41.4 million increase in average deposits, a $5.6 million increase in average retained earnings, offset by a $9.3 million decrease in average borrowings.

Lending Activity

Total loans at March 31, 1996 were $969.1 million, a 1% or $7.7 million decrease from December 31, 1995.
Average loans increased $21.2 million, or 2% to $971.1 million for the three months ended March 31, 1996 from the 1995 full year average. Changes in the composition of the loan portfolio during 1996 included increases of $4.9 million of commercial real-estate loans, $1.9 million of residential mortgages, offset by decreases of $3.6 million of installment loans and $7.9 million of commercial loans.

The slight decline in overall loan volumes for the first three months of 1996 can be attributed to higher level of prepayments and refinancings. Borrowers perceived the first quarter of 1996 to be the bottom of the interest rate cycle and significantly increased refinancing activities in order to lock in lower loan rates. At the same time, competitive pressures in the market pushed new loan rates to levels that were sometimes below the risk adjusted yields that could be obtained from investment securities with similar duration.

Commercial real estate loans comprise 20% of the loan portfolio. Although real estate loans can be an area of higher risk, management believes these risks are mitigated by limiting the percentage amount of portfolio composition, a rigorous underwriting review by loan administration and the fact the many of the commercial real estate loans are owner-occupied and/or

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

seasoned properties that were refinanced from other banks.

Residential mortgage lending continued to be a strategic area of focus during the first quarter of 1996 through the establishment of a centralized mortgage origination department, product redesign and the utilization of commission compensated originators.
Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies. These policies generally require a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At March 31, 1996 the residential mortgage portfolio had a 36% composition of adjustable rate mortgages.

Installment loan decreases are primarily associated with significantly lower volumes in the indirect auto loan category. Pricing pressures were unusually intense in this market during the quarter and the decision was made to temporarily deploy investable funds into other, higher yielding and lower risk earning assets.


In addition to prepayment and refinancing activity, the decrease in commercial loan volumes for the quarter can be partially attributed to $5.5 million of loan participations during the quarter. S&T began to expand the participation of select commercial loans in 1995 and has developed a network of banks seeking to participate in larger commercial loans. Total commercial loan participations sold in 1995 were $32.3 million. The rationale for these participations included credit risk diversification, servicing income generation and the development of alternative funding sources.

Management intends to continue to pursue quality loans in all lending categories within our market area in order to honor our commitment to provide the best service possible to our customers. S&T's loan portfolio primarily represents loans to businesses and consumers in our market area of Western Pennsylvania rather than to borrowers in other areas of the country or to borrowers in other nations. S&T has not concentrated its lending activities in any industry or group. During the past several years, management has concentrated on building an effective credit and loan administration staff which assists management in evaluating loans before they are made and identifies problem loans early.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Security Activity

Average securities increased $17.3 million in the first three months of 1996 compared to the 1995 full year average. Security yields during the period offered reasonable investment alternatives to the depressed yields in the market for new loans. The change in composition of the average investment portfolio was all related to increases in average taxable securities; tax-exempt state and municipal securities average balances were relatively unchanged.
The increase in average taxable investment securities was principally comprised of $29.5 million of U.S.
government agencies securities, $3.2 of common stocks and $1.6 million of Federal Home Loan Bank (FHLB) stock. Offsetting these increases were average decreases of $8.6 million in U.S. Treasury securities, $7.2 million in collateral mortgage obligations
(CMO's) and $1.2 in other corporate securities.

Equity purchases of common stocks were made in order to take advantage of the higher yields and the dividends received deduction for corporations; the FHLB stock is a membership and borrowing requirement.
The equities portfolio is currently yielding 10.6% on a fully taxable equivalent (FTE) basis and has $27.4 million of unrealized gains net of nominal unrealized losses.

Allowance for Loan Losses

The allowance for loan losses increased to $16.0 million or 1.65% of total loans at March 31, 1996, essentially the same as December 31, 1995. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans, review of economic conditions and business trends, historical loss experience, growth and composition of the loan portfolio as well as other relevant factors. The balance of nonperforming loans, at March 31, 1996 which includes nonaccrual loans past due 90 days or more, was $2.9 million, or 0.30% of total loans. This compares to nonperforming loans of $2.8 million or 0.29% of total loans at December 31, 1995. Asset quality is the major corporate objective at S&T and management believes that the total allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $41.4 million, or 4% for the three months ended March 31, 1996 as compared to the 1995 average. Changes in the average

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

deposit mix included a $34.6 million increase in time deposits and a $15.6 million increase in money market accounts, offset by a $9.0 million decrease savings accounts. During the second half of 1995, S&T issued
$25.0 million of retail certificates of deposits through two brokerage firms, further broadening the availability of reasonably priced deposit funds.
Demand and NOW average balances were essentially flat.
In addition, money market accounts were recently repriced in order to be more competitive with money funds offered by brokerage firms.

Special rate deposits of $100 thousand and over were 7% of total deposits at March 31, 1996 and December
31, 1995 and primarily represent deposit relationships with local customers in our market area. Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary.

Borrowings

Average borrowings decreased $9.3 million for the three months ended March 31, 1996 compared to the 1995 annual average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail and wholesale REPOS decreased approximately $25.9 million for the first three months of 1996 compared to the full year 1995 average. Some retail REPO funds have shifted back to deposits as a result of the Federal Deposit Insurance
Corporation (FDIC) insurance premium reduction; more comparable rates can now be offerred on deposits. In addition, core deposit increases and more moderate loan growth have decreased the usage of wholesale REPO fundings.

Average long-term borrowings have increased $16.7 million in the first quarter of 1996 as compared to the full year 1995 average. At March 31, 1996, S&T had long-term borrowings outstanding of $8.1 million at a fixed rate and $73.5 million at an adjustable rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

volatile liability fundings and to take advantage of lower cost funds through the FHLB's Community
Investment Program. All other long-term borrowings are related to the funding of the S&T Employee Stock
Ownership Plan (ESOP) loan. The loan was used by the ESOP to acquire treasury stock from S&T. This loan is recorded in the financial statements as other borrowed funds, offset by a reduction in shareholders' equity to reflect S&T's guarantee of the ESOP borrowing. The balance of the ESOP loan at March 31, 1996 was $0.3 million. The terms of this loan require annual principal payments and quarterly interest payments at a rate equal to 80% of the lender's prime rate.

Capital Resources

Shareholders' equity decreased $5.3 million at March
31, 1996, compared to December 31, 1995. The bulk of this decrease is related to a program announced in the fourth quarter of 1995 to annually acquire up to 350,000 shares, or approximately 3%, of S&T's common stock as treasury shares. In the first quarter of 1996, S&T acquired 249,019 treasury shares on the open market in order to fund the employee stock option plan, the dividend reinvestment plan for shareholders and other general corporate purposes. This treasury stock activity caused a $6.4 million decline in shareholders equity. Net income was $5.6 million and dividends to shareholders were $2.3 million for the three months ended March 31, 1996. During the first three months of 1996, S&T paid 41% of 1996 net income in dividends, equating to an annual dividend rate of
0.84 per share.

The book value of S&T's common stock decreased slightly from $14.85 at December 31, 1995 to $14.67 at March 31,1996 due to a decrease in shareholders' equity from the stock buyback and the effect of Financial Accounting Standards Board Statement No.
115, "Statement on Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). Equity associated with FAS 115 decreased $2.2 during the first quarter of 1996 due to rising interest rates and the resulting decline in values of the available for sale securities portfolio. The market price of S&T's common stock was relatively unchanged at $30.75 per share at March 31, 1996 as compared to $30.50 per share at December 31, 1995.

S&T continues to maintain a strong capital position with a leverage ratio of 10.1% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 13.3% and 14.5% respectively, at March 31, 1996. These

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ratios place S&T well above the Federal Reserve
Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 compared to Three months ended March 31, 1995


Net Income

Net income increased to $5.6 million or $0.50 per share in the first three months of 1996 from $4.9 million or $0.44 per share for the same period of 1995. The significant improvement during the first three months of 1996 was the result of higher net interest income, increased noninterest income, partially offset by higher provision and operating expense.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $.6 million or 4% in the first three months of 1996 compared to the same period of 1995.
The net yield on interest-earning assets decreased slightly from 4.81% to 4.71%. Net interest income was positively affected by a $61.8 million, or 3% increase in average earning assets.

Maintaining consistent spreads between earning assets and costing liabilities is very significant to S&T's financial performance since net interest income comprises 87% of operating revenue. A variety of asset/liablity management strategies were successfully implemented, within prescribed ALCO risk parameters, that enabled S&T to maintain a net interest margin consistent with historical levels.

During the same period, earning assets increased primarily through both new loan originations and securities purchases. The bulk of funding for this asset growth was provided by deposits, borrowings and retained earnings. The level and mix of funds is continually monitored by ALCO in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

Provision for Loan Losses

The provision for loan losses increased to $1.0 million for the first three months of 1996 compared to $0.8 million in the same period of 1995. The increase was the result of management's assessment of economic

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio. Net loan charge-offs totaled $0.9 million for the first three months of 1996 compared to $0.2 million for the same period of 1995. S&T's allowance for loan losses at March 31, 1996 was $16.0 million, or 1.65% or total loans compared to $14.9 million, or 1.60% of total loans at March 31, 1995.
Nonperforming loans to total loans increased slightly, by 6 bp to 0.30% at March 31, 1996.

Noninterest Income

Noninterest income increased 29% in the first three months of 1996 compared to the same period of 1995.
Increases included $0.1 million or 12% in trust income, $0.2 million or 26% in service charges and fees, $0.3 million or 58% in other income and a $0.3 million in security gains.

The increase in trust income was attributable to a bank wide incentive program and expanded marketing efforts designed to develop new trust business. The increase in service charges on deposit accounts was primarily the result of the introduction of new cash management services and management's continual effort to implement reasonable fees for services performed and to manage closely the collection of these fees.
Other income increases included insurance sales, brokerage, equity call fees and letters of credit.

Security gains were taken on available for sale equities securities in the first quarter of 1996 in order to maximize returns by taking advantage of market opportunities when presented. Unrealized gains, net of unrealized losses in the available for sale equities portfolio totaled $27.4 million at March
31, 1996.

Noninterest Expense

Noninterest expense increased $0.4 million or 4% at March 31, 1996 compared to March 31, 1995. The increase is primarily attributable to employment and other expense, offset by the reduction in FDIC insurance premium. The $0.4 million increase in employment expense resulted from normal merit increases, higher incentive payouts relative to commercial loan volume and trust sales, and lower deferral of loan origination costs, resulting from a first quarter slowdown in new installment loan activity. Average full-time equivalent staff increased from 555 to 564 as compared to the same period of 1995.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other expense increased $0.3 million primarily due to higher legal, postage, loan related costs and partnership losses from low income housing tax credit
(LIHTC) projects. LIHTC partnership losses are offset by tax credits.

During 1995, FDIC premiums were eliminated resulting in expense savings of $0.4 million for the quarter.
Currently, S&T has $183 million of Oakar deposits subject to the Savings Association Insurance Fund
(SAIF) rate of 23 basis points, and a possible surcharge of 80 basis points, or $1.5 million in 1996 if legislation is passed for recapitalization of the SAIF fund.

Federal Income Taxes

Federal income tax expense increased $0.2 million or 7% at March 31, 1996 as compared to March 31, 1995 as a result of higher pre-tax income in 1995. The first quarter effective tax rate of 26% was below the 35% statutory rate due to benefits resulting from tax exempt interest, excludable dividend income and LIHTC's.

RESULTS OF OPERATIONS

Three months ended March 31, 1995 compared to Three months ended March 31, 1994


Net Income

Net income increased to $4.9 million or $0.44 per share in the first three months of 1995 from $4.5 million or $0.39 per share for the same period of 1994. The significant improvement during the first three months of 1995 was the result of higher net interest income and increased noninterest income, partially offset by higher provision expense.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $1.2 million or 9% in the first three months of 1995 compared to the same period of 1994.
The net yield on interest-earning assets improved 6 basis points to 4.81%. Net interest income was also positively affected by a $83.8 million or 7% increase in average earning assets.

Active management by the Asset Liability Committee
(ALCO) during a period of substantial and unprecedented rate changes in 1994 enabled S&T to maintain consistent spreads. The earning asset

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

increase is primarily attributable to a $122 million or 16% loan growth over the past 12 months. New market penetration in the Allegheny and Westmoreland counties has been particularly successful.

Provision for Loan Losses

The provision for loan losses increased to $0.8 million for the first three months of 1995 compared to $0.6 million in the same period of 1994. The increase was the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio. Net loan charge-offs totaled $0.2 million for the first three months of 1995 compared to $0.3 million for the same period of 1994. S&T's allowance for loan losses at March 31, 1995 was $14.9 million, or 1.60% of total loans compared to $13.8 million, or 1.70% of total loans at March 31, 1994.
Nonperforming loans to total loans decreased 14 bp or 37% since March 31, 1994 to 0.24% at March 31, 1995.

Noninterest Income

Noninterest income increased slightly in the first three months of 1995 compared to the same period of 1994. Increases included $0.1 million or 14% in trust income and $0.1 million or 17% in service charges and fees, offset by a $0.1 million or 21% decrease in other income.

The increase in trust income was attributable to a bank wide incentive program and expanded marketing efforts designed to develop new trust business. The increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed and to manage closely the collection of these fees.

The decrease in other income was attributable to decreased performance for the relatively new fee based businesses of mutual funds and annuities sales and lower volumes for credit insurance sales in the first quarter of 1995.

Security/nonrecurring gains were relatively unchanged for the two quarters. Security losses were taken on available for sale securities in the first quarter of 1995 in order to reinvest in higher-yielding investment securities. These losses were almost offset by gains from the sale of various equity securities that were made in order to take advantage

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

of market opportunities. Included in this category is a $219 thousand gain from the aforementioned sale of student loans.

Noninterest Expense

Noninterest expense increased $0.2 million or 2% at March 31, 1995 compared to March 31, 1994. The increase is primarily attributable to employment costs which increased 4% or $0.2 million in the first three months of 1995 compared to the same period of 1994.
The increase resulted from normal merit increases and higher incentive payouts relative to commercial loan volume, offset by higher deferral of loan origination costs, also resulting from commercial loan activity.
Average full-time equivalent staff increased from 537 to 555 as compared to the same period of 1994.

Federal Income Taxes

Federal income tax expense increased $0.4 million or 32% at March 31, 1995 as compared to March 31, 1994 as a result of higher pre-tax income in 1995. The first quarter effective tax rate of 26% was below the 35% statutory tax rate due to the tax benefits resulting from tax exempt interest, excludable dividend income and low income housing tax credits.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.









                                       S&T Bancorp, Inc.
                                       (REGISTRANT)



Date:  May 10, 1996                    Robert E. Rout
                                       Principal Accounting Officer