Form 10-Q
period 1996-06-30
S&T BANCORP INC
filed 1996-08-08
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON D.C.  20549
                                  FORM 10-Q


(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended              June 30, 1996

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

      Common Stock, $2.50 Par Value - 11,029,564 shares as of July 23, 1996

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES





PART I.  FINANCIAL INFORMATION                                 Page No.



Item 1.  Financial Statements

         Condensed consolidated balance sheets -
         June 30, 1996 and December 31, 1995                          3

         Condensed consolidated statements of income -
         Three months ended June 30, 1996 and 1995, and               4
         Six months ended June 30, 1996 and 1995

         Condensed consolidated statements of cash flows -
         Six months ended June 30, 1996 and 1995                      5

         Notes to condensed consolidated financial statements       6-9


Item 2.  Management's discussion and analysis of financial
           condition and results of operations                    10-16




PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                            17


SIGNATURES                                                           18

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
[CAPTION]

                                              June 30,       December 31,
                                                1996             1995
                                             (000's omitted except share data)
  ASSETS
      Cash and due from banks                   $40,156          $39,852
      Interest-earning deposits
          with banks                                 52               51
      Securities available for sale             343,331          315,343
      Investment securities                      32,428           34,997
      Total loans                               976,170          976,819
      Less allowance for loan losses            (16,708)         (15,938)
              Net Loans                         959,462          960,881
      Premises and equipment                     14,807           14,795
      Other assets                               34,678           34,783
  TOTAL ASSETS                               $1,424,914       $1,400,702


  LIABILITIES
      Deposits:
          Noninterest-bearing demand           $113,070         $116,054
          Interest-bearing demand                95,792           96,577
          Money market                          136,323          123,121
          Savings                               125,780          123,606
          Time                                  523,335          520,267
              Total Deposits                    994,300          979,625
      Securities sold under repurchase
           agreements                           146,476          122,794
      Federal funds purchased                     8,800              325
      Other borrowed funds                          230              340
      Long-term borrowing                        81,612           96,618
      Other liabilities                          30,522           34,053
  TOTAL LIABILITIES                           1,261,940        1,233,755

  SHAREHOLDERS' EQUITY
      Preferred stock, without par value,
           10,000,000 shares authorized
           and none outstanding                  -                -
      Common stock  $2.50 par value,
           25,000,000 shares authorized
           and 11,820,944 issued                 29,552           29,552
      Additional paid in capital                 11,494           11,009
      Retained earnings                         118,346          111,980
      Net unrealized holding gains on
           securities available for sale         17,645           21,928
      Treasury stock (793,198 shares at
           June 30, 1996 and 578,092            (13,833)          (7,182)
           at December 31, 1995)
      Deferred compensation                        (230)            (340)
  TOTAL SHAREHOLDERS' EQUITY                    162,974          166,947
  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $1,424,914       $1,400,702


See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
[CAPTION]

                          For Three Months Ended   For Six Months Ended
                               June 30,                  June 30,
                               1996        1995        1996        1995
                                      (000's omitted except share data)
INTEREST INCOME
 Loans, including fees      $21,355     $21,444     $42,714     $41,932                                     ERR
 Deposits with banks              1          62           3         131
 Federal funds sold              38          14          65          14
 Investment securities:
  Taxable                     4,969       4,185       9,522       8,113
  Tax-exempt                    437         447         890         917
  Dividends                     712         628       1,411       1,261
Total Interest Income        27,512      26,780      54,605      52,368

INTEREST EXPENSE
 Deposits
  Interest-bearing demand       343         372         690         749
  Money market                1,353       1,122       2,629       2,196
  Savings                       761         809       1,502       1,626
  Time                        7,202       6,740      14,433      12,961
  Securities sold under repurchase
   agreements                 1,765       2,318       3,436       4,708
  Federal funds purchased        96         201         174         374
  Long term borrowing         1,135       1,007       2,400        1635
  Other borrowed funds            5           8          10          16
Total Interest Expense       12,660      12,577      25,274      24,265
NET INTEREST INCOME          14,852      14,203      29,331      28,103
 Provision for loan losses    1,450         750       2,425       1,500
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES   13,402      13,453      26,906      26,603

NONINTEREST INCOME:
 Trust fees                     689         595       1,381       1,212
 Service charges on
  deposit accounts              866         727       1,674       1,370
 Net securities/nonrecurring
  gains/(losses)                609         177       1,084         359
Other                           517         545       1,224         992
Total Noninterest Income      2,681       2,044       5,363       3,933

NONINTEREST EXPENSE
 Salaries and employee
  benefits                    4,595       4,423       9,338       8,787
 Occupancy expense, net         527         517       1,095       1,044
 Equipment expense, net         420         496       1,039       1,102
 Data processing                377         355         772         714
 FDIC assessment                113         511         210       1,021
 Other                        2,391       2,275       4,666       4,254
Total Noninterest Expense     8,423       8,577      17,120      16,922
INCOME BEFORE INCOME TAXES    7,660       6,920      15,149      13,614
 Applicable income taxes      1,908       1,842       3,821       3,615
NET INCOME                   $5,752      $5,078     $11,328      $9,999

PER COMMON SHARE
 Net Income                   $0.52       $0.45       $1.02       $0.89
 Dividends                     0.24        0.18        0.45        0.35
Average Common Shares
 Outstanding                 11,026      11,239      11,095      11,249
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[CAPTION]

                                                   Six Months Ended June 30
                                                    1996               1995
                                                          (000's omitted)
Operating Activities
Net Income                                        $11,328             $9,999
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses                         2,425              1,500
  Provision for depreciation and amortization         642                688
  Net amortizaton of investment security premiums     295                435
  Net accretion of loan and deposit discounts        (268)              (538)
  Net gains on sales of securities available for
    sale                                           (1,002)              (130)
  Net investment security gains
  Increase in deferred income taxes                  (345)              (197)
  Increase in interest receivable                    (506)              (165)
  (Decrease) increase in interest payable            (462)             2,099
  Decrease (increase) in other assets               1,237               (548)
  Decrease in other liabilities                    (1,171)            (4,614)
  Net Cash Provided by Operating Activities        12,173              8,529

Investing Activities
  Net (increase in) redemption of interest-earning
    deposits with banks                                (1)             3,657
  Proceeds from maturities of investment securitie  1,478             16,811
  Proceeds from maturities of securities available
    for sale                                       52,492              2,000
  Proceeds from sales of securities available
    for sale                                        5,889             11,976
  Purchases of investment securities                 (144)           (24,706)
  Purchases of securities available for sale      (91,018)           (19,086)
  Net increase in loans                           (14,426)           (57,674)
  Proceeds from the sale of loans                  13,688             34,739
  Purchases of premises and equipment                (797)              (844)
  Proceeds from the sale of premises and equipment    (28)                19
  Net Cash Used by Investing Activities           (32,867)           (33,108)

Financing Activities
  Net increase (decrease) in demand, NOW and
    savings deposits                               11,608             (7,375)
  Net increase in certificates of deposits          3,068             40,250
  Net increase (decrease) in repurchase agreements 23,682            (20,807)
  Net increase (decrease) in federal funds purchas  8,475            (14,115)
  (Decrease) increase in long-term borrowing      (14,993)            29,695
  Acquisition of treasury stock                    (7,270)            (1,720)
  Sale of treasury stock                            1,103                795
  Cash dividends paid to shareholders              (4,675)            (3,826)
  Net Cash Used by Financing Activities            20,998             22,897

  Increase (Decrease) in Cash and Cash Equivalents    304             (1,682)
  Cash and Cash Equivalents at Beginning of Period 39,852             38,791
  Cash and Cash Equivalents at End of Period      $40,156            $37,109


See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1995.

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

NOTE B--SECURITIES
[CAPTION]

The amortized cost and estimated market value of securities as of June 30 are as follows:

   1996                                 Available for Sale
                                          Gross      Gross    Estimated
                             Amortized  Unrealized Unrealized  Market
                               Cost       Gains     Losses      Value
                                        (000's omitted)
   Marketable equity
     securities               $37,211    $27,459      ($160)   $64,510
   Obligations of U.S. government
     corporations and agencie 225,151      1,825     (2,897)   224,079
   Collateralized mortgage
     obligations of U.S.
     government corporations
     and agencies               8,435         78                 8,513
   U.S. Treasury securities    36,112        842                36,954
   Corporate Securities           190                              190
                              307,099     30,204     (3,057)   334,246
   Other securities             9,085                            9,085
                             $316,184    $30,204    ($3,057)  $343,331
   1996                                 Investment Securities
                                          Gross      Gross    Estimated
                             Amortized  Unrealized Unrealized  Market
                               Cost       Gains     Losses      Value
                                        (000's omitted)
   Obligations of states and
    political subdivisions    $29,933       $540       ($13)   $30,460
   Corporate securities         2,495        221                 2,716

         Total                $32,428       $761       ($13)   $33,176

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
[CAPTION]

NOTE B-SECURITIES

The amortized cost and estimated market value of securities as of December 31 are as follows:

          1995                        Available for Sale
                                        Gross     Gross     Estimated
                          Amortized   UnrealizedUnrealized   Market
                            Cost        Gains    Losses       Value
                                      (000's omitted)
   Marketable equity
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

During the period ended June 30, 1996, there were $1,001,633 in realized gains relative to securities available for sale.

The amortized cost and estimated market value of securities at June 30, 1996, by contractual maturity, are shown below:
[CAPTION]

                                                            Estimated
                                      Amortized              Market
   Available for Sale                   Cost                  Value
                                              (000's omitted)
   Due in one year or less             $32,050               $32,240
   Due after one year through
    five years                          73,949                75,156
   Due after five years through
    ten years                          162,155               160,591
   Due after ten years                   1,734                 1,749
         Total                        $269,888              $269,736

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
[CAPTION]

NOTE B-SECURITIES
                                                            Estimated
                                      Amortized              Market
   Held to Maturity                     Cost                  Value
                                                 (000's omitted)
   Due in one year or less              $4,953                $4,987
   Due after one year through
     five years                          9,922                10,314
   Due after five years through
     ten years                          12,562                12,845
   Due after ten years                   4,991                 5,030
         Total                         $32,428               $33,176

At June 30, 1996 and December 31, 1995 investment securities with a principal amount of $221,887,000 and $203,063,000 respectively, were pledged to secure repurchase agreements and public and trust fund deposits.

NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:
[CAPTION]

                                      June 30, 1996         December 31, 1995
                                                 (000's omitted)
     Real estate - construction        $23,684               $23,712
     Real estate - mortgages:
       Residential                     385,916               377,258
       Commercial                      201,324               191,885
     Commercial - industrial
       and agricultural                226,556               234,779
     Consumer installment              138,690               149,185
         Total Loans                  $976,170              $976,819

Changes in the allowance for loan losses for the six months ended June 30 were as follows:
[CAPTION]

                                        1996                  1995
                                               (000's omitted)
     Balance at beginning
     of period                         $15,938               $14,331
     Charge-offs                        (3,214)               (1,156)
     Recoveries                          1,559                   383
     Net charge-offs                    (1,655)                 (773)
     Provision for loan losses           2,425                 1,500
     Balance at end of period          $16,708               $15,058

At June 30, 1996, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $5,500,000 of which $19,000 were on a nonaccrual basis. The allowance for loan losses related to these impaired investments was $2,043,000.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisify the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $200,703,000 and obligations under standby letters of credit totaled $59,593,000 at June 30, 1996.

At June 30, 1996, S&T had marketable equity securities totaling $4,500 at amortized cost and $388,750 at estimated market value, that were subject to covered call option contracts. The purpose of these contracts was to generate fee income for S&T.

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

Financial Condition

Total assets at June 30, 1996 were $1.4 billion, increasing slightly from December 31, 1995. Total assets averaged $1.4 billion in the first six months of 1996, a $70.9 million increase from the 1995 full year average. Average loans and average securities increased $22.4 million and $26.8 million, respectively, in the first six months of 1996 compared to the 1995 full year averages. Funding for this loan and security growth was primarily provided by a $51.3 million increase in average deposits, a $11.2 million increase in average retained earnings, offset by a $7.7 million decrease in average borrowings.

Lending Activity

Total loans at June 30, 1996 were $976.2 million, a slight decrease from December 31, 1995. Average loans increased $22.4 million, or 2% to $972.3 million for the six months ended June 30, 1996 from the 1995 full year average. Changes in the composition of the loan portfolio during 1996 included increases of $9.4 million of commercial real-estate loans, $8.6 million of residential mortgages, offset by decreases of $10.4 million of installment loans and $8.2 million of commercial loans.

The slight decline in overall loan volumes for the first six months of 1996 can be attributed to higher level of prepayments and refinancings. Borrowers perceived the first half of 1996 to be the bottom of the interest rate cycle and significantly increased refinancing activities in order to lock in lower loan rates. At the same time, competitive pressures in the market pushed new loan rates to levels that were sometimes below the risk adjusted yields that could be obtained from investment securities with similar duration.

Commercial real estate loans comprise 21% of the loan portfolio. Although real estate loans can be an area of higher risk, management believes these risks are mitigated by limiting the percentage amount of portfolio composition, a rigorous underwriting review by loan administration and the fact the many of the

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

commercial real estate loans are owner-occupied and/or seasoned properties that were refinanced from other banks.

Residential mortgage lending continued to be a strategic area of focus during the first half of 1996 through the establishment of a centralized mortgage origination department, product redesign and the utilization of commission compensated originators.
Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies. These policies generally require a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At June 30, 1996 the residential mortgage portfolio had a 36% composition of adjustable rate mortgages.

Installment loan decreases are primarily associated with significantly lower volumes in the indirect auto loan category and the sale of the student loan portfolio in the second quarter of 1996. Pricing pressures were unusually intense in this market during the first half of 1996 and the decision was made to temporarily deploy investable funds into other, higher yielding and lower risk earning assets. The bulk of the student loan portfolio was sold in the second quarter of 1996 because of newly issued government regulations and restrictions that significantly reduced much of the profit potential associated with the product.

In addition to prepayment and refinancing activity, the decrease in commercial loan volumes for the period can be partially attributed to $5.5 million of loan participations during the first half of 1996 and $8.8 million in the second half of 1995. S&T began to expand the participation of select commercial loans in 1995 and has developed a network of banks seeking to participate in larger commercial loans. The rationale for these participations included credit risk diversification, servicing income generation and the development of alternative funding sources.

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

Security Activity

Average securities increased $26.8 million in the first half of 1996 compared to the 1995 full year average. Security yields during the period offered reasonable investment alternatives to the depressed yields in the market for new loans. The change in composition of the average investment portfolio was all related to increases in average taxable securities; tax-exempt state and municipal securities average balances decreased $0.5 million . The increase in average taxable investment securities was principally comprised of $43.9 million of U.S.
government agencies securities, $3.4 of common stocks and $1.2 million of Federal Home Loan Bank (FHLB) stock. Offsetting these increases were average decreases of $12.2 million in U.S. Treasury securities, $8.0 million in collateral mortgage obligations (CMO's) and $1.0 in other corporate securities.

Equity purchases of common stocks were made in order to take advantage of the higher yields and the dividends received deduction for corporations; the FHLB stock is a membership and borrowing requirement.
The equities portfolio is currently yielding 10.7% on a fully taxable equivalent (FTE) basis and has $27.3 million of unrealized gains net of nominal unrealized losses.

Allowance for Loan Losses

The allowance for loan losses increased to $16.7 million or 1.71% of total loans at June 30, 1996, as compared to December 31, 1995. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans, review of economic conditions and business trends, historical loss experience, growth and composition of the loan portfolio as well as other relevant factors.
The balance of nonperforming loans, at June 30, 1996 which includes nonaccrual loans past due 90 days or more, was $2.4 million, or 0.24% of total loans. This compares to nonperforming loans of $2.8 million or 0.29% of total loans at December 31, 1995. Asset quality is the major corporate objective at S&T and management believes that the total allowance for loan losses is adequate to absorb probable loan losses.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Deposits

Average total deposits increased by $51.3 million, or 6% for the six months ended June 30, 1996 as compared to the 1995 average. Changes in the average deposit mix included a $37.2 million increase in time deposits, $19.8 million increase in money market accounts, and a $2.2 million increase in demand accounts offset by a $7.9 million decrease in savings accounts.

During the second half of 1995, S&T issued $25.0
million of retail certificates of deposits through two
brokerage firms, further broadening the availability
of reasonably priced deposit funds.  At June 30, 1996,
there were $15.0 million of brokered retail
certificates of deposits outstanding.    In addition,
money market accounts were recently repriced in order to be more competitive with money funds offered by brokerage firms.

Special rate deposits of $100 thousand and over were 8% of total deposits at June 30, 1996 and 7% of total deposits at December 31, 1995 and primarily represent deposit relationships with local customers in our market area. Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary.

Borrowings

Average borrowings decreased $7.7 million for the six months ended June 30, 1996 compared to the 1995 annual average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail and wholesale REPOS decreased approximately $18.7 million for the first six months of 1996 compared to the full year 1995 average. Some retail REPO funds have shifted back to deposits as a result of the Federal Deposit Insurance
Corporation (FDIC) insurance premium reduction; more comparable rates can now be offered on deposits. In addition, core deposit increases and more moderate loan growth have decreased the usage of wholesale REPO fundings.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average long-term borrowings have increased $12.5 million in the first six months of 1996 as compared to the full year 1995 average. At June 30, 1996, S&T had long-term borrowings outstanding of $8.1 million at a fixed rate and $73.5 million at an adjustable rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings and to take advantage of lower cost funds through the FHLB's Community
Investment Program. All other long-term borrowings are related to the funding of the S&T Employee Stock
Ownership Plan (ESOP) loan. The loan was used by the ESOP to acquire treasury stock from S&T.

This loan is recorded in the financial statements as other borrowed funds, offset by a reduction in shareholders' equity to reflect S&T's guarantee of the ESOP borrowing. The balance of the ESOP loan at June
30, 1996 was $0.2 million. The terms of this loan require annual principal payments and quarterly interest payments at a rate equal to 80% of the lender's prime rate.

Capital Resources

Shareholders' equity decreased $4.0 million at June
30, 1996, compared to December 31, 1995. The bulk of this decrease is related to a program announced in the fourth quarter of 1995 to annually acquire up to 350,000 shares, or approximately 3%, of S&T's common stock as treasury shares. In the first half of 1996, S&T acquired 256,904 treasury shares on the open market in order to fund the employee stock option plan, the dividend reinvestment plan for shareholders and other general corporate purposes. This treasury stock activity caused a $7.3 million decline in shareholders equity. Net income was $11.3 million and dividends paid to shareholders were $4.7 million for the six months ended June 30, 1996. During the first half of 1996, S&T paid 41% of 1996 net income in dividends, equating to an annual dividend rate of $0.96 per share.

The book value of S&T's common stock decreased slightly from $14.85 at December 31, 1995 to $14.78 at June 30,1996 due to a decrease in shareholders' equity from the stock buyback and the effect of Financial
Accounting Standards Board Statement No. 115,
Statement on Accounting for Certain Investments in
Debt and Equity Securities" (FAS 115). Equity associated with FAS 115 decreased $4.3 million during the first half of 1996 due to rising interest rates and the resulting decline in values of the available for sale securities portfolio. The market price of S&T's common stock was relatively unchanged at $30.75

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

per share at June 30, 1996 as compared to $30.50 per share at December 31, 1995.

S&T continues to maintain a strong capital position with a leverage ratio of 10.2% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 13.5% and 14.7% respectively, at June 30, 1996. These ratios place S&T well above the Federal Reserve
Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS

Six months ended June 30, 1996 compared to Six months ended June 30, 1995


Net Income

Net income increased to $11.3 million or $1.02 per share in the first six months of 1996 from $10.0 million or $0.89 per share for the same period of 1995. The significant improvement during the first six months of 1996 was the result of higher net interest income, increased noninterest income, partially offset by higher provision and operating expense.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $1.3 million or 4% in the first six months of 1996 compared to the same period of 1995.
The net yield on interest-earning assets decreased slightly from 4.79% to 4.72%. Net interest income was positively affected by a $49.1 million, or 4% increase in average earning assets.

Maintaining consistent spreads between earning assets and costing liabilities is very significant to S&T's financial performance since net interest income comprises 88% of operating revenue. A variety of asset/liablity management strategies were successfully implemented, within prescribed ALCO risk parameters, that enabled S&T to maintain a net interest margin consistent with historical levels.

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

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses

The provision for loan losses increased to $2.4 million for the first six months of 1996 compared to $1.5 million in the same period of 1995. The increase was the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio. Net loan charge-offs totaled $1.7 million forthe first six months of 1996 compared to $0.8 million for the same period of 1995. S&T's allowance for loan losses at June 30, 1996 was $16.7 million, or 1.71% or total loans compared to $15.1 million, or 1.59% of total loans at June 30, 1995.
Nonperforming loans to total loans increased slightly, by 1 bp to 0.24% at June 30, 1996.

Noninterest Income

Noninterest income increased 36% in the first six months of 1996 compared to the same period of 1995.
Increases included $0.2 million or 14% in trust income, $0.3 million or 22% in service charges and fees, $0.2 million or 23% in other income and a $0.7 million in security/nonrecurring gains.

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

Security gains were taken on available for sale equities securities in the first half of 1996 in order to maximize returns by taking advantage of market opportunities when presented. Unrealized gains, net of unrealized losses in the available for sale equities portfolio totaled $27.3 million at June 30, 1996.

Noninterest Expense

Noninterest expense increased $0.2 million or 1% at June 30, 1996 compared to June 30, 1995. The increase is primarily attributable to employment and other expense, offset by the reduction in FDIC insurance premium. The $0.6 million increase in employment expense resulted from normal merit increases, higher

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

incentive payouts relative to commercial loan volume and trust sales, offset by lower deferral of loan origination costs, resulting from a slowdown in new installment loan activity. Average full-time equivalent staff increased from 558 to 564 as compared to the same period of 1995.

Other expense increased $0.4 million primarily due to higher legal, postage, loan related costs and partnership losses from low income housing tax credit
(LIHTC) projects. LIHTC partnership losses are offset by tax credits.

During 1995, FDIC premiums were eliminated resulting in expense savings of $0.8 million for the first half of 1996. Currently, S&T has $183 million of Oakar deposits subject to the Savings Association Insurance
Fund (SAIF) rate of 23 basis points, and a possible surcharge of 80 basis points, or $1.5 million in 1996 if legislation is passed for recapitalization of the SAIF fund.

Federal Income Taxes

Federal income tax expense increased $0.2 million or 6% at June 30, 1996 as compared to June 30, 1995 as a result of higher pre-tax income in 1996. The effective tax rate for the first half of 1996 was 25% below the 35% statutory rate due to benefits resulting from tax exempt interest, excludable dividend income and LIHTC's.

RESULTS OF OPERATIONS

Three months ended June 30, 1996 compared to Three months ended June 30, 1995


Net Income

Net income increased to $5.8 million or $0.52 per share for the second quarter of 1996 from $5.1 million or $0.45 per share for the second quarter of 1995, a 13% improvement.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $0.5 million or 5% in the second three months of 1996 compared to the same period of 1995. This improvement in net interest income resulted from a higher level of earning assets while maintaining fairly consistent spreads.

Average earning assets increased by $68.0 million as compared to the second quarter of 1995, primarily as a

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

result of an increase in new loan originations and securities purchases. The bulk of funding for this asset growth was provided by deposits, borrowings and retained earnings.

Net interest margin on a fully taxable equivalent basis was 4.74% for the second quarter of 1996, as compared to 4.78% for the same period of 1995.

Provision for Loan Losses

The provision for loan losses was $1.5 million in the second quarter of 1995 compared to $0.8 million in the same period of 1995. Net loan charge-offs totaled
$0.7 million for the second quarter of 1996 and $0.6 million in the second quarter of 1995.

Noninterest Income

Noninterest income increased $0.6 million or 31% in the second quarter of 1996 compared to the same period of 1995. Increases included $0.1 million or 16% in trust income, $0.1 million or 19% in service charges and fees and $0.4 million in security/nonrecurring gains, offset by a slight decrease in other income.

The increase in trust income was attributable to a bank wide incentive program and expanded marketing efforts designed to develop new trust business. The increase in service charges on deposit accounts was primarily the result of new cash management services and management's continual effort to implement reasonable fees for services performed and to manage closely the collection of these fees.

Security/nonrecurring gains increased $0.4 million in the second quarter of 1996 as compared to the same period of 1995. Security gains were taken on available for sale securities in the second quarter of 1996 in order to take advantage of market opportunities when presented. Included in this category is a $0.1 million gain from the aforementioned sale of student loans.

Noninterest Expense

Noninterest expense decreased $0.2 million or 2% at June 30, 1996 compared to June 30, 1995. The decrease is primarily attributable to the aforementioned reduction in FDIC premiums, offset by an increase in employment costs and other expense.

Employment costs increased 4% or $0.2 million in the second quarter of 1996 compared to the same period of 1995. The increase resulted from normal merit increases. Other expenses increased $0.1 million or

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

5% primarily due to higher legal, postage and loan related expenses.

Federal Income Taxes

Federal income tax expense increased $0.1 million or 4% at June 30, 1996 as compared to June 30, 1995 as a result of higher pre-tax income in 1996. The second quarter effective tax rate of 25% was below the 35% statutory tax rate due to the tax benefits resulting from tax exempt interest, excludable dividend income and low income housing tax credits.

PART II

OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits

                 None.

         (b) Reports on Form 8-K

                 None.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.









                                       S&T Bancorp, Inc.
                                       (REGISTRANT)



Date:  May 8, 1996                    /s/Robert E. Rout
                                      Principal Accounting Officer