Form 10-Q
period 1996-09-30
S&T BANCORP INC
filed 1996-11-07
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549
                                       FORM 10-Q


(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              September 30, 1996

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

      Common Stock, $2.50 Par Value - 11,046,575 shares as of October 22, 1996

                                    INDEX
                    S&T BANCORP, INC. AND SUBSIDIARIES





PART I.  FINANCIAL INFORMATION                                 Page No.



Item 1.  Financial Statements

         Condensed consolidated balance sheets -
         September 30, 1996 and December 31, 1995                     3

         Condensed consolidated statements of income -
         Three months ended September 30, 1996 and 1995, and          4
         Nine months ended September 30, 1996 and 1995

         Condensed consolidated statements of cash flows -
         Nine months ended September 30, 1996 and 1995                5

         Notes to condensed consolidated financial statements       6-9


Item 2.  Management's discussion and analysis of financial
           condition and results of operations                    10-16




PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                            17


SIGNATURES                                                           18

  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS

                                            September 30,    December 31,
                                                1996             1995
                                           (000's omitted except share data)
  ASSETS
      Cash and due from banks                   $39,748          $39,852
      Interest-earning deposits
          with banks                                 82               51
      Securities available for sale             340,180          315,343
      Investment securities                      29,864           34,997
      Total loans                             1,011,325          976,819
      Less allowance for loan losses            (17,024)         (15,938)
              Net Loans                         994,301          960,881
      Premises and equipment                     15,374           14,795
      Other assets                               35,778           34,783
  TOTAL ASSETS                               $1,455,327       $1,400,702


  LIABILITIES
      Deposits:
          Noninterest-bearing demand           $122,927         $116,054
          Interest-bearing demand                27,999           96,577
          Money market                          206,966          123,121
          Savings                               118,379          123,606
          Time                                  533,983          520,267
              Total Deposits                  1,010,254          979,625
      Securities sold under repurchase
           agreements                           144,915          122,794
      Federal funds purchased                    15,775              325
      Other borrowed funds                          230              340
      Long-term borrowing                        81,618           96,618
      Other liabilities                          33,734           34,053
  TOTAL LIABILITIES                           1,286,526        1,233,755

  SHAREHOLDERS' EQUITY
      Preferred stock, without par value,
           10,000,000 shares authorized
           and none outstanding                      -                -
      Common stock  $2.50 par value,
           25,000,000 shares authorized
           and 11,820,944 issued                 29,552           29,552
      Additional paid in capital                 11,727           11,009
      Retained earnings                         121,663          111,980
      Net unrealized holding gains on
           securities available for sale         19,606           21,928
      Treasury stock (774,589 shares at
           September 30, 1996 and 578,092       (13,517)          (7,182)
           at December 31, 1995)
      Deferred compensation                        (230)            (340)
  TOTAL SHAREHOLDERS' EQUITY                    168,801          166,947
  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $1,455,327       $1,400,702


See Notes to Condensed Consolidated Financial Statements

  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 For Three Months Ended    For Nine Months Ended
                                      September 30,              September 30,
                                       1996        1995       1996        1995
                                            (000's omitted except share data)
INTEREST INCOME
 Loans, including fees              $21,999     $21,694     $64,713     $63,626
 Deposits with banks                                  5           3         136
 Federal funds sold                       6          18          71          32
 Investment securities:
  Taxable                             5,101       4,399      14,623      12,512
  Tax-exempt                            404         442       1,294       1,359
  Dividends                             725         619       2,136       1,880
Total Interest Income                28,235      27,177      82,840      79,545

INTEREST EXPENSE
 Deposits
  Interest-bearing demand               347         378       1,037       1,127
  Money market                        1,428       1,134       4,057       3,330
  Savings                               759         794       2,261       2,420
  Time                                7,337       7,159      21,770      20,121
 Securities sold under repurchase
  agreements                          1,889       2,164       5,324       6,872
 Federal funds purchased                 89          56         263         430
 Long term borrowing                  1,165       1,129       3,564       2,764
 Other borrowed funds                     4           7          14          23
Total Interest Expense               13,018      12,821      38,290      37,087
NET INTEREST INCOME                  15,217      14,356      44,550      42,458
 Provision for loan losses              825       1,100       3,250       2,600
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES          14,392      13,256      41,300      39,858

NONINTEREST INCOME:
 Trust fees                             738         541       2,118       1,753
 Service charges on deposit accounts    950         781       2,624       2,151
 Net securities/nonrecurring gains/
    (losses)                            592         317       1,675         676
 Other                                  724         460       1,948       1,452
Total Noninterest Income              3,004       2,099       8,365       6,032

NONINTEREST EXPENSE
 Salaries and employee benefits       4,570       4,449      13,908      13,236
 Occupancy expense, net                 506         538       1,601       1,582
 Equipment expense, net                 495         404       1,534       1,506
 Data processing                        406         368       1,178       1,082
 FDIC assessment                        988          55       1,198       1,076
 Other                                2,388       2,347       7,055       6,601
Total Noninterest Expense             9,353       8,161      26,474      25,083
INCOME BEFORE INCOME TAXES            8,043       7,194      23,191      20,807
 Applicable income taxes              2,075       1,986       5,896       5,601
NET INCOME                           $5,968      $5,208     $17,295     $15,206

PER COMMON SHARE
 Net Income                           $0.54       $0.46       $1.56       $1.35
 Dividends                             0.24        0.18        0.69        0.53
Average Common Shares Outstanding    11,041      11,233      11,077      11,244

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine Months Ended September 30
                                                    1996               1995
                                                          (000's omitted)
Operating Activities
Net Income                                           $17,295            $15,206
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses                            3,250              2,600
  Provision for depreciation and amortization            961              1,016
  Net amortizaton of investment security premiums        417                613
  Net accretion of loan and deposit discounts           (343)              (762)
  Net gains on sales of securities available for
    sale                                              (1,593)              (447)
  Net investment security gains
  Decrease in deferred income taxes                     (521)              (254)
  Increase in interest receivable                     (1,501)            (1,693)
  Increase in interest payable                           488              3,376
  (Decrease) increase in other assets                  1,386               (627)
  Increase (decrease) in other liabilities                40             (5,109)
  Net Cash Provided by Operating Activities           19,879             13,919

Investing Activities
  Net (increase in) redemption of interest-earning
    deposits with banks                                  (31)             3,399
  Proceeds from maturities of investment securitie     6,115             18,224
  Proceeds from maturities of securities available    58,444              8,000
    for sale
  Proceeds from sales of securities available          6,685              14163
    for sale
  Purchases of investment securities                    (534)           (25,713)
  Purchases of securities available for sale         (92,813)           (40,338)
  Net increase in loans                              (52,318)           (75,262)
  Proceeds from the sale of loans                     15,991             34,739
  Purchases of premises and equipment                 (1,715)            (1,442)
  Proceeds from the sale of premises and equipment       (82)                28
  Net Cash Used by Investing Activities              (60,258)           (64,202)

Financing Activities
  Net increase (decrease) in demand, NOW and
    savings deposits                                  16,914             (7,035)
  Net increase in certificates of deposits            13,716             51,341
  Net increase (decrease) in repurchase agreements    22,121            (27,260)
  Net increase (decrease) in federal funds purchased  15,450             (7,515)
  (Decrease) increase in long-term borrowing         (14,987)            42,201
  Acquisition of treasury stock                       (7,289)            (1,878)
  Sale of treasury stock                               1,671              1,275
  Cash dividends paid to shareholders                 (7,321)            (5,846)
  Net Cash Used by Financing Activities               40,275             45,283

  Decrease in Cash and Cash Equivalents                 (104)            (5,000)
  Cash and Cash Equivalents at Beginning of Period    39,852             38,791
  Cash and Cash Equivalents at End of Period         $39,748            $33,791


See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1995.

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

NOTE B--SECURITIES

The amortized cost and estimated market value of securities as of September 30 are as follows:

   1996                                 Available for Sale
                                          Gross      Gross    Estimated
                             Amortized  Unrealized Unrealized  Market
                               Cost       Gains     Losses      Value
                                        (000's omitted)
   Marketable equity
     securities                   $38,692    $29,551      ($227)   $68,016
   Obligations of U.S. government
     corporations and agencie     222,054      1,996     (1,978)   222,072
   Collateralized mortgage
     obligations of U.S.
     government corporations
     and agencies                   7,046         42                 7,088
   U.S. Treasury securities        34,078        778                34,856
   Corporate Securities               300                              300
                                  302,170     32,367     (2,205)   332,332
   Other securities                 7,848                            7,848
                                 $310,018    $32,367    ($2,205)  $340,180
   1996                                 Investment Securities
                                            Gross       Gross     Estimated
                             Amortized   Unrealized   Unrealized    Market
                                 Cost       Gains       Losses      Value
                                        (000's omitted)
   Obligations of states and
    political subdivisions        $25,742       $544       ($10)   $26,276
   Corporate securities             2,496        209                 2,705
                                   28,238        753        (10)    28,981
   Other securities                 1,626                            1,626
         Total                    $29,864       $753       ($10)   $30,607

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE B-SECURITIES

The amortized cost and estimated market value of securities as of December 31 are as follows:

          1995                        Available for Sale
                                         Gross      Gross     Estimated
                            Amortized   Unrealized Unrealized   Market
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


          1995                        Investment Securities
                                        Gross      Gross        Estimated
                            Amortized   Unrealized Unrealized   Market
                            Cost        Gains      Losses       Value
                                      (000's omitted)
   Obligations of states
    and political
    subdivisions               31,412         949       (12)     32,349
   Corporate securities         2,493         350                 2,843
                               33,905       1,299       (12)     35,192
   Other securities             1,092                             1,092
         Total                $34,997      $1,299      ($12)    $36,284

During the period ended September 30, 1996, there were $1,592,652 in realized gains relative to securities available for sale.

The amortized cost and estimated market value of securities at September 30, 1996 by contractual maturity, are shown below:

                                                            Estimated
                                      Amortized              Market
   Available for Sale                   Cost                  Value
                                                (000's omitted)
   Due in one year or less             $27,025               $27,143
   Due after one year through
    five years                          73,900                75,125
   Due after five years through
    ten years                          161,288               160,776
   Due after ten years                   1,265                 1,272
         Total                        $263,478              $264,316

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE B-SECURITIES
                                                             Estimated
                                      Amortized               Market
   Held to Maturity                      Cost                  Value
                                                  (000's omitted)
   Due in one year or less               $2,939                $2,954
   Due after one year through
     five years                          10,312                10,701
   Due after five years through
     ten years                           10,665                10,959
   Due after ten years                    4,322                 4,367
         Total                          $28,238               $28,981

At September 30, 1996 and December 31, 1995 investment securities with a principal amount of $202,104,000 and $203,063,000 respectively, were pledged to secure repurchase agreements and public and trust fund deposits.

NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

                                      September 30, 1996     December 31, 1995
                                                  (000's omitted)
     Real estate - construction         $29,547               $23,712
     Real estate - mortgages:
       Residential                      398,226               377,258
       Commercial                       209,100               191,885
     Commercial - industrial
       and agricultural                 230,674               234,779
     Consumer installment               143,778               149,185
         Total Loans                 $1,011,325              $976,819

Changes in the allowance for loan losses for the nine months ended September 30 were as follows:

                                         1996                  1995
                                                (000's omitted)
     Balance at beginning
     of period                          $15,938               $14,331
     Charge-offs                         (3,869)               (2,001)
     Recoveries                           1,705                   588
     Net charge-offs                     (2,164)               (1,413)
     Provision for loan losses            3,250                 2,600
     Balance at end of period           $17,024               $15,518

At September 30, 1996, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $5,200,000 of which $380,000 were on a nonaccrual basis. The allowance for loan losses related to these impaired investments was $1,619,000.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisify the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $230,487,000 and obligations under standby letters of credit totaled $61,297,000 at September 30, 1996.

At September 30, 1996, S&T had marketable equity securities totaling $407,813 at amortized cost and $603,225 at estimated market value, that were subject to covered call option contracts. The purpose of these contracts was to generate fee income for S&T.

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

Financial Condition

Total assets at September 30, 1996 were $1.5 billion, increasing slightly from December 31, 1995. Total assets averaged $1.4 billion in the first nine months of 1996, an $80.2 million increase from the 1995 full year average. Average loans and average securities increased $29.1 million and $31.0 million, respectively, in the first nine months of 1996 compared to the 1995 full year averages. Funding for this loan and security growth was primarily provided by a $57.8 million increase in average deposits, a $11.6 million increase in average retained earnings, offset by a $5.1 million decrease in average borrowings.

Lending Activity

Total loans at September 30, 1996 were $1.0 billion,
a $34.4 million or 3.5% increase from December 31, 1995. Average loans increased $29.1 million, or 3% to $979.0 million for the nine months ended September 30, 1996 from
the 1995 full year average.   Changes in the composition
of the average loan portfolio during 1996 included increases of $10.2 million of commercial loans, $24.8 million of residential mortgages, offset by a decreases of $0.9 million of installment loans and $5.0 million of commercial real estate loans.

The slight increase in overall loan volumes for the first nine months of 1996 can be attributed to higher new loan activity in the third quarter. Borrowers perceived the first half of 1996 to be the bottom of the interest rate cycle and significantly increased refinancing activities in order to lock in lower loan rates. At the same time, competitive pressures in the market pushed new loan rates to levels that were sometimes below the risk adjusted yields that could be obtained from investment securities with similar duration. Loan priceings firmed somewhat in the third quarter providing better risk adjusted returns as compared to securities.

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

Residential mortgage lending continued to be a strategic area of focus during the first nine months of 1996 through the establishment of a centralized mortgage origination department, product redesign and the utilization of commission compensated originators. Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies. These policies generally require a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At September 30, 1996 the residential mortgage portfolio had a 36% composition of adjustable rate mortgages.

Installment loan decreases are primarily associated with significantly lower volumes in the indirect auto loan category and the sale of the student loan portfolio in the second quarter of 1996. Pricing pressures were unusually intense in the indirect market during the first nine months of 1996 and the decision was made to temporarily deploy investable funds into other, higher yielding and lower risk earning assets. In the second quarter of 1996, S&T implemented an indirect auto leasing program and currently has $2.5 million of outstanding auto leases.
$8.2 million of the student loan portfolio was sold in the second quarter of 1996 because of newly issued government regulations and restrictions that significantly reduced much of the profit potential associated with the product.

In addition to prepayment and refinancing activity, the decrease in commercial loan volumes for the period can be partially attributed to $7.8 million of loan participations during the first nine months of 1996.
S&T began to expand the participation of select

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

commercial loans in 1995 and has developed a network of banks seeking to participate in larger commercial loans. The rationale for these participations included credit risk diversification, servicing income generation and the development of alternative funding sources.

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

Security Activity

Average securities increased $31.0 million in the first nine months of 1996 compared to the 1995 full year average. Security yields during the period offered reasonable investment alternatives to the depressed yields in the market for new loans. The change in composition of the average investment portfolio was all related to increases in average taxable securities; tax-exempt state and municipal securities average balances decreased $1.3 million .
The increase in average taxable investment securities was principally comprised of $53.8 million of U.S.
government agencies securities, $3.9 of common stocks and $1.1 million of Federal Home Loan Bank (FHLB) stock. Offsetting these increases were average decreases of $16.7 million in U.S. Treasury securities, $8.6 million in collateral mortgage obligations (CMO's) and $1.1 million in other corporate securities.

Equity purchases of common stocks were made in order to take advantage of the higher yields and the dividends received deduction for corporations; the FHLB stock is a membership and borrowing requirement.
The equities portfolio is currently yielding 10.6% on a fully taxable equivalent (FTE) basis and has $29.3 million of unrealized gains net of nominal unrealized losses.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS


Allowance for Loan Losses

The allowance for loan losses increased to $17.0 million or 1.68% of total loans at September 30, 1996, as compared to December 31, 1995. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans, review of economic conditions and business trends, historical loss experience, growth and composition of the loan portfolio as well as other relevant factors.
The balance of nonperforming loans, at September 30, 1996 which includes nonaccrual loans past due 90 days or more, was $1.9 million, or 0.18% of total loans.
This compares to nonperforming loans of $2.8 million or 0.29% of total loans at December 31, 1995. Asset quality is a major corporate objective at S&T and management believes that the total allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $57.8 million, or 6% for the nine months ended September 30, 1996 as compared to the 1995 average. Changes in the average deposit mix included a $39.5 million increase in time deposits, $23.0 million increase in money market accounts, and a $3.6 million increase in demand accounts offset by a $8.3 million decrease in savings accounts.

During the second half of 1995, S&T issued $25.0 million of retail certificates of deposits through two brokerage firms, further broadening the availability of reasonably priced deposit funds. At September 30, 1996, there were $15.0 million of these brokered retail certificates of deposits outstanding. In addition, money market accounts were recently repriced in order to be more competitive with money funds offered by brokerage firms.

Special rate deposits of $100 thousand and over were 8% of total deposits at September 30, 1996 and 7% of total deposits at December 31, 1995 and primarily represent deposit relationships with local customers in our market area. Management believes that the S&T deposit base is stable and that S&T has the ability to

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

attract new deposits, mitigating a funding dependency on volatile liabilities. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary.

Borrowings

Average borrowings decreased $5.1 million for the nine months ended September 30, 1996 compared to the 1995 annual average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail and wholesale REPOS decreased approximately $18.3 million for the first nine months of 1996 compared to the full year 1995 average. Some retail REPO funds have shifted back to deposits as a result of the Federal Deposit Insurance
Corporation (FDIC) insurance premium reduction; more comparable rates can now be offered on deposits. In addition, core deposit increases and more moderate loan growth have decreased the usage of wholesale REPO fundings.

Average long-term borrowings have increased $13.2 million in the first nine months of 1996 as compared to the full year 1995 average. At September 30, 1996, S&T had long-term borrowings outstanding of $8.1 million at a fixed rate and $73.5 million at an adjustable rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings and to take advantage of lower cost funds through the FHLB's
Community Investment Program. All other long-term borrowings are related to the funding of the S&T
Employee Stock Ownership Plan (ESOP) loan. The loan was used by the ESOP to acquire treasury stock from S&T. This loan is recorded in the financial statements as other borrowed funds, offset by a reduction in shareholders' equity to reflect S&T's guarantee of the ESOP borrowing. The balance of the ESOP loan at September 30, 1996 was $0.2 million. The terms of this loan require annual principal payments and quarterly interest payments at a rate equal to 80% of the lender's prime rate.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Capital Resources

Shareholders' equity increased $1.9 million at September 30, 1996, compared to December 31, 1995.
The slight increase is related to a program announced in the fourth quarter of 1995 to annually acquire up to 350,000 shares, or approximately 3%, of S&T's common stock as treasury shares. In the first nine months of 1996, S&T acquired 257,525 treasury shares on the open market in order to fund the employee stock option plan, the dividend reinvestment plan for shareholders and other general corporate purposes.
Net income was $17.3 million and dividends paid to shareholders were $7.3 million for the nine months ended September 30, 1996. During the first nine months of 1996, S&T paid 42% of 1996 net income in dividends, equating to an annual dividend rate of $0.96 per share.

The book value of S&T's common stock increased slightly from $14.85 at December 31, 1995 to $15.28 at September 30,1996 due to the stock buyback and the effect of the unrealized gains on the available for sale portfolio. Equity associated with the available for sale securities portfolio decreased $2.3 million during the first nine months of 1996 due to rising interest rates and the resulting decline in values.
The market price of S&T's common stock increased to $31.50 per share at September 30, 1996 as compared to $30.50 per share at December 31, 1995.

S&T continues to maintain a strong capital position with a leverage ratio of 10.3% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 13.3% and 14.5% respectively, at September 30, 1996. These ratios place S&T well above the Federal Reserve
Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS

Nine months ended September 30, 1996 compared to Nine months ended September 30, 1995


Net Income

Net income increased to $17.3 million or $1.56 per

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

share in the first nine months of 1996 from $15.2 million or $1.35 per share for the same period of 1995. The significant improvement during the first nine months of 1996 was the result of higher net interest income, increased noninterest income, partially offset by higher provision and operating expense.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $2.2 million or 5% in the first nine months of 1996 compared to the same period of 1995.
The net yield on interest-earning assets decreased slightly from 4.77% to 4.73%. Net interest income was positively affected by a $59.4 million, or 5% increase in average earning assets.

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

Provision for Loan Losses

The provision for loan losses increased to $3.3 million for the first nine months of 1996 compared to $2.6 million in the same period of 1995. The increase was the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio. Net loan charge-offs totaled $2.2 million for the first nine months of 1996 compared to $1.4 million for the same period of 1995. S&T's allowance for loan losses at September 30, 1996 was

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

$17.0 million, or 1.68% or total loans compared to $15.5 million, or 1.61% of total loans at September
30, 1995. Nonperforming loans to total loans decreased
17 bp to 0.18% at September 30, 1996.

Noninterest Income

Noninterest income increased $0.2 million or 39% in the first nine months of 1996 compared to the same period of 1995. Increases included $0.4 million or 21% in trust income, $0.5 million or 22% in service charges and fees, $0.5 million or 34% in other income and $1.0 million in security/nonrecurring gains.

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

Security gains were taken on available for sale equities securities in the first nine months of 1996 in order to maximize returns by taking advantage of market opportunities when presented. Unrealized gains, net of unrealized losses in the available for sale equities portfolio totaled $29.3 million at September 30, 1996.

Noninterest Expense

Noninterest expense increased $1.4 million or 6% at September 30, 1996 compared to September 30, 1995.
The increase is primarily attributable to employment, other expense, and FDIC insurance premium. The $0.7 million increase in employment expense resulted from normal merit increases, higher incentive payouts relative to commercial loan volume and trust sales, offset by higher deferral of loan origination costs, resulting from new loan activity. Average full-time equivalent staff increased from 567 to 571 as compared to the same period of 1995. Other expense increased
$0.5 million primarily due to higher legal, consulting, postage, loan related costs.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

During 1995, FDIC premiums were eliminated resulting in expense savings of $0.8 million for the first half of 1996. However, S&T has $168 million of Oakar deposits subject to the Savings Association Insurance
Fund (SAIF) rate of 23 basis points.  On September 30,
1996, legislation was passed for recapitalization of the SAIF fund. The SAIF fund was recapitalized by imposing a one-time surcharge of 65.6 basis points on any financial institution holding SAIF deposits. This surcharge resulted in a expense of $0.9 million to S&T. For future years, the insurance rate for SAIF deposits is expected to be lower, significantly reducing future expense.

Federal Income Taxes

Federal income tax expense increased $0.3 million or 5% at September 30, 1996 as compared to September 30,
1995 as a result of higher pre-tax income in 1996.
The effective tax rate for the first nine of 1996 was 25%, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and LIHTC's.

RESULTS OF OPERATIONS

Three months ended September 30, 1996 compared to Three months ended September 30, 1995


Net Income

Net income increased to $6.0 million or $0.54 per share for the third quarter of 1996 from $5.2 million or $0.46 per share for the third quarter of 1995, a 15% improvement.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $0.9 million or 6% in the third quarter of 1996 compared to the same period of 1995.
This improvement in net interest income resulted from a higher level of earning assets while maintaining fairly consistent spreads.

Average earning assets increased by $68.3 million as compared to the third quarter of 1995, primarily as a result of an increase in new loan originations and securities purchases. The bulk of funding for this asset growth was provided by deposits, borrowings and retained earnings.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Net interest margin on a fully taxable equivalent basis was 4.75% for the third quarter of 1996, as compared to 4.74% for the same period of 1995.

Provision for Loan Losses

The provision for loan losses was $0.8 million in the third quarter of 1996 compared to $1.1 million in the same period of 1995. Net loan charge-offs totaled
$0.5 million for the third quarter of 1996 and $0.6 million in the third quarter of 1995.

Noninterest Income

Noninterest income increased $0.9 million or 43% in the third quarter of 1996 compared to the same period of 1995. Increases included $0.2 million or 36% in trust income, $0.2 million or 22% in service charges and fees, $0.3 million or 57% in other income and $0.3 million in security/nonrecurring gains.

The increase in trust income was attributable to a bank wide incentive program and expanded marketing efforts designed to develop new trust business. The increase in service charges on deposit accounts was primarily the result of new cash management services and management's continual effort to implement reasonable fees for services performed and to manage closely the collection of these fees. The increase in other income is attributable to higher insurance commissions due to low experience ratings and an increase from the sale of credit insurance.

Security/nonrecurring gains increased $0.3 million in the third quarter of 1996 as compared to the same period of 1995. Security gains were taken on available for sale securities in the third quarter of 1996 in order to take advantage of market opportunities when presented.

Noninterest Expense

Noninterest expense increased $1.2 million or 15% at September 30, 1996 compared to September 30, 1995.
The increase is primarily attributable to the aforementioned surcharge in FDIC/SAIF premiums and an increase in employment costs.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS


FDIC expense increased $0.9 million in the third quarter of 1996 compared to the third quarter of 1995.
The increase is attributable to legislation passed on September 30, 1996 for recapitalization of the SAIF fund. S&T has $168 million of Oakar deposits subject to the surcharge of 65.6 basis points, resulting in an expense of $0.9 million in the third quarter of 1996.

Employment costs increased $0.2 million or 3% in the third quarter of 1996 compared to the same period of 1995. The increase resulted from normal merit increases offset by higher deferral of loan origination costs, resulting from an increase in loan volume during the third quarter of 1996.

Federal Income Taxes

Federal income tax expense increased $0.1 million or 4% at September 30, 1996 as compared to September 30,
1995 as a result of higher pre-tax income in 1996.
The third quarter effective tax rate of 26% was below the 35% statutory tax rate due to the tax benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits.

PART II

OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


                (a) Exhibits

                    None

                (b) Reports on Form 8-K

                    None

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.









                                       S&T Bancorp, Inc.
                                       (REGISTRANT)



Date:  November 8, 1996                Robert E. Rout
                                       Principal Accounting Officer