Form 10-K
period 1996-12-31
S&T BANCORP INC
filed 1997-03-18
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                 FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. { }

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 18, 1997:

Common Stock, $2.50 par value - $364,472,218

The number of shares outstanding of the issuer's classes of common stock as of February 18, 1997:

Common Stock, $2.50 par value - 11,092,850 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended
December 31, 1996 are incorporated by reference into Part II.

Portions of the proxy statement for the annual shareholders meeting to be held April 21, 1997 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

S&T Bancorp, Inc. ("S&T") was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and has two wholly owned subsidiaries, S&T Bank and S&T Investment Company, Inc. S&T is registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act, as amended.

As of December 31, 1996, S&T had $1.5 billion in total assets, $176 million in total shareholders' equity and $1.0 billion in total deposits. Deposits are insured by the Federal Deposit Insurance Corporation to the full extent provided by law.

Total trust assets were approximately $465 million at December 31, 1996.
Trust services include services as executor and trustee under wills and deeds, and as guardian and custodian of employee benefit trusts.

S&T Bank is a full service bank with its main office at 800 Philadelphia Street, Indiana, Pennsylvania, providing service to its customers through a branch network of thirty-five offices located in Armstrong, Allegheny, Indiana, Jefferson, Clearfield and Westmoreland counties.

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

Employees

As of December 31, 1996, S&T Bank had a total of 586 full-time equivalent employees. S&T provides a variety of employment benefits and considers its relationship with its employees to be good.

Supervision and Regulation

General

S&T and S&T Bank are each extensively regulated under both federal and state law. The following information describes certain aspects of that regulation applicable to S&T and S&T Bank and does not purport to be complete. To the extent statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory of regulatory provisions or proposals.

On November 26, 1996, S&T announced the signing of a definitive agreement and plan of merger to acquire Peoples Bank of Unity (Peoples). Peoples is a $291 million state chartered bank, headquartered in Plum Borough, a suburb of Pittsburgh, Pennsylvania. The merger, which is based on a fixed exchange ratio of 26.25 shares of S&T common stock for each outstanding share of Peoples (up to 3,036,075 shares of S&T common stock), will be accounted for as a pooling-of-interest.

The transaction, which is subject to approval by the appropriate regulatory authorities, is expected to be completed during the second quarter of 1997.

S&T

As a bank holding company, S&T is subject to regulation under the Bank Holding Company Act of 1956 ("BHCA") and the examination and reporting requirements of the Federal Reserve Board. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any additional bank, or merge or consolidate with another bank holding company, without the prior approval of the Federal Reserve Board.

The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. S&T is presently engaged in two nonbanking activities: S&T Investment Company, Inc., which is an investment holding company, and Commonwealth Trust Credit Life Insurance Company ("CTCLIC"). S&T Investment Company, Inc. was formed in June 1988 to hold and manage a group of investments previously owned by S&T Bank and to give S&T additional latitude to purchase other investments. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, under a policy of the Federal Reserve Board with respect bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and and to commit resources to support such institutions in circumstances where it might not do so otherwise.

S&T Bank

As a state-chartered commercial bank, the deposits of which are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"), S&T Bank is subject to the supervision and regulation of the Pennsylvania Department of Banking ("PADB") and the FDIC. S&T Bank also is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted, and limits on the type of other activities in which S&T Bank may engage and the investments it may make. Various consumer and compliance laws and regulations also affect S&T Bank's operations.

S&T Bank also is subject to federal laws that limit the amount of transactions between itself and S&T or S&T's nonbank subsidiaries. Under these provisions, transactions by a bank subsidiary to any one of its parent company or any nonbank affiliate generally are limited to ten percent of the bank subsidiary's capital and surplus, or twenty percent in the aggregate. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. A bank, such as S&T Bank, is prohibited from purchasing any "low quality" asset from an affiliate. S&T Bank is in compliance with these provisions.

As an FDIC-insured bank, S&T Bank also is subject to FDIC insurance assessments. Currently, the amount of FDIC assessments paid by individual insured depository institutions ranges from zero to $.27 per $100 of insured deposits, based on their relative risk to the deposit insurance funds, as measured by the institutions' regulatory capital position and other supervisory factors. S&T Bank currently pays the lowest premium rate based upon this risk assessment. However, because legislation enacted in 1996 requires that all insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, the FDIC is assessing BIF-insured deposits an additional $.013 per $100 of deposits to cover those obligations.

S&T Bank also has $168.1 million of deposits subject to the Savings Association Insurance Fund (SAIF). These deposits are related to a thrift institution and branches acquired from the Resolution Trust Corporation in 1991. S&T Bank currently pays an annual premium of $.013 per $100 on BIF deposits and $.0648 per $100 on SAIF deposits.

Capital

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, S&T and S&T Bank each generally is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit), of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital").
The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance ("Tier 2 capital") and, together with Tier 1 capital, ("Total capital"). At December 31, 1996, S&T's Tier 1 and Total capital ratios were 13.08 percent and 14.33 percent, respectively, and the ratios of Tier I capital and Total capital to total risk-adjusted assets for S&T Bank were 9.29 percent and 10.54 percent, respectively.

In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to three percent for bank and bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing significant growth or expansion. All other banks and bank holding companies will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. S&T's leverage ratio at December 31, 1996 was 10.28 percent, and S&T Bank's leverage ratio was 7.26 percent.

Both the Federal Reserve Board's and the FDIC's risk-based capital standards explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has recently issued additional capital guidelines for certain bank holding companies that engage in trading activities. S&T does not believe that consideration of these additional factors will affect the regulators' assessment of S&T's or S&T Bank's capital position.

Payment of Dividends

S&T is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of the revenues of S&T result from amounts paid as dividends to S&T by S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if
(1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. S&T does not expect that any of these laws, regulations or policies will materially impact its ability or the ability of S&T Bank to pay dividends. During the year ended December 31, 1996, S&T Bank paid $10.0 million in cash dividends to S&T.

Other Safety and Soundness Regulations

The federal banking agencies possess broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," as defined by the law. As of December 31, 1996, S&T Bank was classified as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions and is not intended to be, and should not be interpreted as, a representation of overall financial condition or prospects of any financial institution.

The agencies' prompt corrective action powers can include, among other things, requiring an insured depository institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution's parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval and, ultimately, appointing a receiver for the institution. Among other things, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval.

The PADB also has broad enforcement powers over S&T Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator or receiver.

Interstate Banking and Branching

The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state- imposed concentration limits. Effective June 1, 1997, S&T Bank will have the ability, subject to certain restrictions, including state opt-out provisions, to acquire by acquisition or merger, branches of banks located outside of Pennsylvania, its home state. States may affirmatively opt-in to permit these transactions earlier, which Pennsylvania, among other states, has done. The establishment of de novo interstate branches also will be possible in those states that expressly permit it. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Competition

All phases of S&T Bank's business are highly competitive. S&T Bank's market area is western Pennsylvania, with a representation in Indiana, Armstrong, Allegheny, Jefferson, Clearfield and Westmoreland counties. S&T Bank competes with those local commercial banks which have branches and customer calling programs in its market area. S&T Bank considers its major competitors to be First Commonwealth Bank headquartered in Indiana, Pennsylvania; People's
Bank headquartered in Ford City, Pennsylvania; Indiana First Savings Bank headquartered in Indiana, Pennsylvania; Clearfield Bank and Trust Company, headquartered in Clearfield, Pennsylvania and Marion Center National Bank, headquartered in Marion Center, Pennsylvania. The proximity of Indiana to metropolitan Pittsburgh results in a significant impact on the S&T market because of media influence and penetration by larger financial institutions, such as Mellon Bank, National City Bank and PNC Bank.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential.

The following discussion and analysis is presented so that shareholders may review in further detail the financial condition and results of operations of S&T. This discussion and analysis should be read in conjunction with the consolidated financial statements, selected financial data and management's discussion and analysis incorporated by reference. References to assets and liabilities and changes thereto represent daily average balances for the periods discussed, unless otherwise noted.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Interest on loans to and obligations of state, municipalities and other public entities is not subject to federal income tax. As such, the stated (pre-tax) yield on these assets is lower than the yields on taxable assets of similar risk and maturity. In order to make the pre-tax income and resultant yields comparable to taxable loans and investments, a taxable equivalent adjustment was added to interest income in the tables below. This adjustment has been calculated using the U.S. federal statutory income tax rate of 35% for 1996, 1995 and 1994. The following table demonstrates the amount that has been added to interest income per the summary of operations.

                                             Year Ended December 31

                                   1996         1995        1994
                                              (In thousands of dollars)
Interest income per consolidated
   statements of income           $111,431    $107,017    $92,653
Adjustment to fully taxable
  equivalent basis                   2,856       2,871      2,740
Interest income adjusted to fully
  taxable equivalent basis         114,287     109,888     95,393
Interest expense                    51,544      49,998     39,346

Net interest income adjusted to fully
  taxable equivalent basis         $62,743     $59,890    $56,047

Average Balance Sheet and Net Interest Income Analysis

                                                                  December
                                            1996                   1995                   1994
                                  Average          Yield/ Average          Yield/ Average          Yield/
                                  Balance  Interest Rate  Balance  Interest Rate  Balance  Interest Rate
                                                          (In thousands of dollars)
ASSETS

Interest-earning assets:
 Loans (1)(2)                      $991,105 $88,056 8.88% $949,896 $86,428 9.10% $844,222 $71,575 8.48%
 Taxable investment securities (2)  306,818  23,588 7.69%  273,097  20,483 7.50%  284,222  20,189 7.10%
 Tax-exempt investment securities (2)28,448   2,529 8.89%   31,132   2,784 8.94%   35,715   3,335 9.34%
 Interest-earning deposits with banks    73       5 6.85%    1,744     143 8.20%    3,267     281 8.60%
 Federal funds sold                   2,045     109 5.33%      847      50 5.90%      295      13 4.41%
Total interest-earning assets (3) 1,328,489 114,287 8.60%1,256,716 109,888 8.74%1,167,721  95,393 8.17%

Noninterest-earning assets:
 Cash and due from banks             32,030                 31,651                 32,940
 Premises and equipment, net         15,052                 14,719                 15,033
 Market value appreciation of
  securities available for sale      30,930                 21,478                 18,441
 Other assets                        34,455                 33,198                 17,244
Less allowance for loan losses      (16,373)               (15,028)               (13,914)
                                 $1,424,583             $1,342,734             $1,237,465
LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
 Demand deposits                    $93,750 $1,338 1.43%   $94,332  $1,503 1.59% $100,336  $1,650 1.64%
 Money market accounts              137,822  5,520 4.01%   112,230   4,516 4.02%  110,491   3,346 3.03%
 Savings deposits                   123,122  2,977 2.42%   133,056   3,173 2.38%  146,284   3,452 2.36%
 Time deposits                      528,023 29,295 5.55%   484,314  27,494 5.68%  444,521  22,793 5.13%
 Federal funds purchased              5,812    319 5.49%     7,851     474 6.04%   11,951     524 4.38%
 Securities sold under agreements
  to repurchase                     135,199  7,006 5.18%   150,221   8,482 5.65%  148,588   6,542 4.40%
 Long-term borrowings                88,613  5,071 5.72%    73,154   4,326 5.91%   19,254     990 5.14%
 Other borrowed funds                   264     18 6.82%       388      30 7.73%      753      49 6.51%
Total interest-bearing            1,112,605 51,544 4.63% 1,055,546  49,998 4.74%  982,178  39,346 4.01%
 liabilities (3)
Noninterest-bearing liabilities:
 Demand deposits                    110,933                105,209                102,779
 Other                               31,946                 27,023                 11,001

Shareholders' equity                169,099                154,956                141,507
                                 $1,424,583             $1,342,734             $1,237,465

Net interest income                          $62,743                $59,890                  $56,047
Net yield on interest-earning assets                4.72%                       4.77%                    4.79%

(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis, including the dividend received deduction for equity securities, using the statutory federal income tax rate of 35% for 1996, 1995, and 1994.
(3) Yields are calculated using historical cost basis.

The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:


                                         1996 Compared to 1995             1995 Compared to 1994
                                     Increase (Decrease) Due to (1)      Increase (Decrease) Due to (1)
                                        Volume    Rate      Net           Volume    Rate      Net
                                                    (In thousands of dollars)
Interest earned on:
  Loans (2)                             $3,750  ($2,121)  $1,628          $8,959   $5,894  $14,853
  Taxable investment securities (2)      2,529      576    3,105            (790)   1,084      294
  Tax-exempt investment securities (2)    (240)     (15)    (255)           (428)    (123)    (551)
  Interest-earning deposits               (137)      (1)    (138)           (131)      (7)    (138)
  Federal funds sold                        71      (12)      59              24       13       37
Total interest-earning assets           $5,973  ($1,573)  $4,399          $7,634   $6,861  $14,495


Interest paid on:
  Demand deposits                          ($9)   ($156)   ($165)           ($99)    ($48)   ($147)
  Money market accounts                  1,030      (25)   1,004              53    1,117    1,170
  Savings deposits                        (237)      41     (196)           (312)      33     (279)
  Time deposits                          2,481     (680)   1,801           2,040    2,661    4,701
  Securities sold under agreements
     to repurchase                        (848)    (628)  (1,476)             72    1,868    1,940
  Federal funds purchased                 (123)     (32)    (155)           (180)     130      (50)
  Long-term borrowings                     914     (169)     745           2,771      565    3,336
  Other borrowed funds                     (10)      (2)     (12)            (24)       5      (19)
Total interest-bearing liabilities      $3,198  ($1,651)  $1,546          $4,321   $6,331  $10,652

Change in net interest income                             $2,853                            $3,843



(1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) Tax-exempt income is on an FTE basis using the statutory federal income tax rate of 35% for 1996, 1995 and 1994.

INFLATION AND CHANGING INTEREST RATES

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventory. Fluctuations in interest rates and the efforts of the Federal Reserve Board to regulate money and credit conditions have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its asset/liability management committee ("ALCO"), S&T is positioned to cope with changing interest rates and inflationary trends. ALCO monitors and manages interest rate sensitivity through gap, simulation and duration analysis.

The schedule below presents S&T's interest rate sensitivity at December
31, 1996 using gap analysis. The gap and cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. ALCO policy guidelines for cumulative gap in the six and twelve month time frame, annually approved by the S&T Board of Directors, is currently a .85 to 1.15 range. Management believes this range provides an acceptable and manageable level of interest rate risk for S&T.
Significant to gap analysis is the expected rate of asset prepayment, calls on securities and the behavior of depositors during periods of changing interest rates. For example, in periods of declining interest rates, borrowers can be expected to accelerate loan prepayments and refinancings; depositors will tend to hold those certificates of deposits with rates currently higher than the market. Conversely, in a rising interest rate scenario, borrower refinancings and prepayments typically decrease, while deposit shifting and early withdrawals tend to accelerate as depositors position funds to earn higher yields.

ALCO continually monitors these historical behavior patterns through periods of changing interest rates, and uses this information to develop loan prepayments and decay rates for Core Deposits (demand, NOW, savings). The gap analysis below incorporates a flat rate scenario, and the following significant assumptions:

Monthly loan prepayments above contractual requirements
   5 year ARM - Commercial Real Estate                    0.50 %
   Fixed Rate - Commercial Real Estate                    1.25
   Residential Real Estate                                1.00
   New Indirect Auto Loans                                2.00
   Other Installment Loans                                2.25

Deposit behavioral patterns/decay rate assumptions

   NOW and Savings - Year #1                             25.00 %
   Now and Savings - Year #2                             25.00
   Now and Savings - beyond Year #2                      50.00
   Money market pricing is indexed and tiered to market
      interest rates                                       NA
   S&T has not historically experienced fluctuations in
      demand deposit balances during periods of interest
      rate fluctuations.                                   NA

Swaps

Reflects that portion of borrowings whose interest rate risk is reduced due to the effects of interest rate swaps.

                          Interest Rate Sensitivity
                                December 1996
                           (thousands of dollars)
         GAP           1-6 Months   7-12 Months 13-24 Months   >2 Years

Repricing Assets:
  Cash/Due From Bank          $0           $0           $0      $33,319
  Securities              69,546       17,922       60,857      233,731
  Net Loans              448,162      108,542      132,407      339,971
  Other Assets                 0            0            0       51,488
       Total            $517,708     $126,464     $193,264     $658,509

Repricing Liabilities:
  Demand                      $0           $0           $0     $115,766
  NOW                     12,028       12,028       24,054       48,109
  Money Market           151,400            0            0            0
  Savings/Clubs           14,820       14,820       29,640       59,282
  Certificates           206,151      108,929       91,943      143,304
  Repos & Short-term
       Borrowings         85,649          331            0            0
  Long-term Borrowin      98,730            0            0       38,118
  Swaps                    2,000        2,000            0       25,000
  Other Liab./Equity           0            0            0      211,843
       Total            $570,778     $138,108     $145,637     $641,422

GAP                     ($53,070)    ($11,644)     $47,627      $17,087

Cumulative GAP          ($53,070)    ($64,714)    ($17,087)          $0

                                                               Immediate
Rate Sensitive Assets/Rate Sensitive   Current      Policy    Core Deposit
     Liabilities                        Month      Guideline    Repricing
Cumulative 6 months                     0.91       .85-1.15       0.68
Cumulative 12 months                    0.91       .85-1.15       0.74

S&T's six month and one year gap position at December 31, 1996 is liability sensitive. This means that more liabilities than assets of S&T will reprice during the measured time frames. The implications of this liability sensitive position will differ depending upon the current trent of market interest rates.

For example, in a declining interest rate environment, the cost of S&T repricing liabilities can theoretically be expected to decline more quickly than the yields on repricing assets. This situation would cause an increase to S&T interest rate spreads, net interest income and to operating income. Liquidity impacts would not be material in the short-term; in the long-term, improved operating income is always beneficial to liquidity issues.

Conversely, a liability sensitive gap position in a rising interest rate scenario would theoretically have a negative impact to interest rate spreads, net income and to operating income. Liquidity impacts in this scenario, other than increase costs, would not be material unless serious ongoing declines in operating results caused depositors, lenders and investors to lose confidence.

Gap analysis usefulness as a measurement of interest rate risk is limited because the time period measured is static. Simulation provides a more dynamic modeling tool for interest rate risk since this technique can incorporate future assumptions about interest rates, volume fluctuations and customer behaviors. ALCO uses simulation to measure changes in net interest income during a 3%, plus or minus, change in current market interest rates (Rate Shock Analysis). Current ALCO policy guidelines require that declines in forecasted net interest income do not exceed 3% as a result of Rate Shock Analysis.

Duration techniques are a relatively new addition to S&T's interest rate risk monitoring tools. Duration modeling is primarily used to assist in match fundings for large commercial loans, security purchases and segments of the installment loan portfolios.

Securities

S&T invests in various securities in order to provide a source of liquidity, increase net interest income and as an ALCO tool to quickly reposition the balance sheet for interest rate risk purposes. Securities are subject to similar interest rate and credit risks as loans. In addition, by their nature, securities classified as available for sale are also subject to market value risks that could negatively affect the level of liquidity available to S&T, as well as equity.

Risks associated with various securities portfolio are managed and monitored by investment policies annually approved by the S&T Board of Directors, and administered through ALCO and the Chief Investment Officer. As of December 31, 1996, management is not aware of any risk associated with securities that would be expected to have a significant, negative effect to S&T's statement of condition or statement of operations.

The following table sets forth the carrying amount of securities at the dates indicated:
                                                 December 31
                                                   1996     1995     1994
                                                 (In thousands of dollars)
Available for Sale
Marketable equity securities                      $73,458  $64,223  $46,418
Obligations of U.S. government corporations
  and agencies                                    231,776  177,582
Collateralized mortgage obligations of
  U.S. government corporations and agencies         4,182   11,035    4,550
U.S. Treasury securities                           30,928   53,198   67,936
Corporate securities                                  300      190
Other securities                                   13,136    9,115
           TOTAL                                 $353,780 $315,343 $118,904

Held to Maturity
U.S. Treasury bonds and obligations of
  U.S. government corporations and agencies                        $130,456
Collateralized mortgage obligations of
  U.S. government corporations and agencies                          14,451
Obligations of states and political subdivisions  $24,239  $31,412   32,816
Corporate securities                                1,998    2,493    4,038
Other securities                                    1,928    1,092    5,459
           TOTAL                                  $28,165  $34,997 $187,220

During the fourth quarter of 1995, management reclassified the securities portfolio allowed by the "one time" amnesty per Financial Accounting Standards Board Statement No. 115. The reclassified securities were from the held to maturity category to the available for sale category. The transferred securities had an amortized cost of $154.2 million and a market value of $159.5 million. The resulting net of tax effect of the reclassification to S&T's equity was $3.4 million.

The following table sets forth the maturities of securities at December 31, 1996, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Tax-equivalent adjustments (using a 35% federal income tax rate) for 1996 have been made in calculating yields on obligations of state and political subdivisions.

                                                         Maturing
                                       Within     After One But  After Five But    After        No Fixed
                                      One Year   Within Five Years Within Ten Years Ten Years   Maturity
                                     Amount Yield  Amount Yield   Amount Yield    Amount Yield  Amount
                                                                (In thousands of dollars)
Available for Sale
Marketable equity securities                                                                     $73,458
Obligations of U.S. government
  corporations and agencies                       $65,678  7.55% $166,098  7.42%
Collateralized mortgage obligations
  of U.S. government corporations
  and agencies                                      2,517  9.09%      754  7.03%   $911   8.54%
U.S. Treasury securities            $15,080  6.61%  9,432  7.61%    6,416  7.81%
Corporate securities                                  100  8.10%      200  7.35%
Other securities                                                                                  13,136
TOTAL                               $15,080       $77,727        $173,468          $911          $86,594
Weighted Average Rate                        6.61%         7.61%           7.43%          8.54%

Held to Maturity
Obligations of states and political
  subdivisions                       $1,400 10.10% $8,643  8.81%   $9,874  8.69% $4,322  8.66%
Corporate securities                                1,998  9.90%
Other securities                                                                                  $1,928
TOTAL                                $1,400       $10,641          $9,874        $4,322           $1,928
Weighted Average Rate                       10.10%         9.01%           8.69%         8.66%

Loan Portfolio

The following table shows S&T's loan distribution at the end of each of the last five years:
                                                  December 31
                                    1996      1995     1994       1993     1992
                                                  (In thousands of dollars)
Domestic Loans:
  Commercial, financial
    and agricultural              $237,882  $234,779  $197,028  $178,723  $175,475
  Real estate-construction          24,984    23,712    32,714    23,705     9,400
  Real estate-mortgage             638,282   569,143   543,894   457,462   374,055
  Installment                      144,980   149,185   150,772   136,819   133,124
       TOTAL LOANS              $1,046,128  $976,819  $924,408  $796,709  $692,054

The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 1996. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.


                                            Maturing
                         Within    After One But       After
                        One Year  Within Five Years  Five Year  Total
                      (In thousands of dollars)
Commercial, financial
  and agricultural        $155,392   $64,990          $17,500  $237,882
Real estate-construction     8,826     4,580           11,578    24,984
Real estate-mortgage        41,673    76,188          110,821   228,682
       TOTAL              $205,891  $145,758         $139,899  $491,548




  Fixed interest rates               $46,608          $36,351
  Variable interest rates             99,150          103,548
       TOTAL                        $145,758         $139,899

Nonaccrual, Past Due and Restructured Loans

The following table summarizes S&T's nonaccrual, past due and restructured loans:



                                     December 31
                     1996     1995     1994     1993     1992
                            (In thousands of dollars)
Nonaccrual loans       $8,280   $2,844   $1,922   $2,481   $2,983

Accruing loans past
  due 90 days or more      $0       $0       $0     $323     $605

At December 31, 1996, $8,280,000 of nonaccrual loans were secured. Interest income that would have been recorded under original terms totaled $399,000.
No interest income was recorded on these loans. It is S&T's policy to place loans on nonaccrual status when the interest and principal is 90 days or more past due. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. At December 31, 1996, $6,000,000 of impaired loans were on nonaccrual. There are no foreign loan amounts required to be included in this table. There were no restructured loans in the periods presented.

Summary of Loan Loss Experience

Management evaluates the degree of loss exposure for loans on a continuous basis through a formal loan policy as administered by the Loan Administration Department and various management and director committees. Problem loans are identified and continually monitored through detailed reviews of specific large dollar loans, and the analysis of delinquency and charge-off levels of consumer loan portfolios. Quarterly updates are presented to the S&T Board of Directors as to the status of loan quality.

Charged-off and recovered loan amounts are applied to the allowance for loan losses. Additional amounts are added through a charge to current earnings through the provision for loan losses, based upon management's assessment about the adequacy of the allowance for loan losses for probable loan losses. In addition to the identification and monitoring of problem loans, management also assesses other subjective factors such as economic conditions and business trends, concentrations, growth and composition of the loan portfolio and effectiveness of the Loan Administration Department. This assessment results in an allowance for loan losses consisting of two components, allocated and unallocated.

The allocated component of the allowance for loan losses reflects expected losses resulting from the analysis of individual loans developed through specific ratings and allocations, and historical loss experience for categories of loans. The specific allocations are based upon regular analysis of loans and commitments over a fixed dollar amount and the internal credit rating for the loan or commitment. Categories of smaller individual loans are allocated based upon historical losses and current delinquency levels.

The unallocated component is primarily subjective based upon management's assessment of nonquantifiable factors that make historical trend analyses difficult:

     Loan concentration in western Pennsylvania.
     Significant commercial loan volume increases in the last three years in new markets with new customers.
     The introduction of several new consumer products.
     Increased commercial real estate lending.
     Recent increases in charged-off, nonperforming and delinquent loans. Peer analysis.

The provision for loan losses in each of the years presented below considered management's assessment of the factors noted above along with the growth in the loan portfolio. The additions to the allowance charged to operating expense has maintained the allowance as a percent of loans at the following levels at the end of each year presented.

                        Year Ended December 31

                  1996   1995    1994    1993    1992
                  1.63%   1.63%   1.55%   1.69%   1.74%

The Company has considered impaired loans in its determination of the allowance for loan losses. The allowance for loan losses for all impaired loans totaled $2,600,000 and $1,800,000 at December 31, 1996 and 1995, respectively, and is included in the allowance allocated specifically to commercial loans.

Based on the evaluation of loan quality and assessment of risk characteristics, management believes that the allowance for loan losses is adequate to absorb probable loan losses.

This table summarizes S&T's loan loss experience for each of the five years ended December 31:

                                       Year Ended December 31
                                 1996    1995    1994    1993    1992
                                      (In thousands of dollars)
     Balance at January 1:       $15,938 $14,331 $13,480 $12,029  $9,321

     Charge-offs:
       Commercial, financial and   1,480   1,054   2,287   1,185   1,469
        agricultural
       Real estate-mortgage        1,788     325     239     644     553
       Installment                 1,920   1,510   1,201     835   1,349
                                   5,188   2,889   3,727   2,664   3,371
     Recoveries:
       Commercial, financial and
        agricultural               1,409     288     505     241      51
       Real estate-mortgage          277     104     156     171      19
       Installment                   307     304     417     103     231
                                   1,993     696   1,078     515     301
     Net charge-offs               3,195   2,193   2,649   2,149   3,070
     Provision for loan losses     4,300   3,800   3,500   3,600   5,778
     Balance at December 31:     $17,043 $15,938 $14,331 $13,480 $12,029

     Ratio of net charge-offs to
       average loans outstanding    0.32%   0.23%   0.31%   0.29%   0.48%

This table shows allocation of the allowance for loan losses as of the end of each of the last five years:

                         December 31, 1996 December 31, 1995 December 31, 1994 December 31, 1993 December 31, 1992
                                  Percent of        Percent of        Percent of        Percent of        Percent of
                                   Loans in          Loans in          Loans in          Loans in          Loans in
                                     Each              Each              Each              Each              Each
                                  Category to       Category to       Category to       Category to       Category to
                           Amount Total Loans Amount Total Loans Amount Total Loans Amount Total Loans Amount Total Loans
                                                            (In thousands of dollars)
Commercial, financial
  and agricultural         $9,383      23%    $8,335      24%    $9,376      21%    $9,304      23%    $7,249      25%
Real estate-construction        0       2%         0       3%         0       4%         0       3%         0       1%
Real estate-mortgage          708      61%       701      58%       732      59%       678      57%       606      54%
Installment                 1,761      14%     1,627      15%     1,381      16%     1,193      17%     1,125      19%
Unallocated                 5,191       0%     5,275       0%     2,842       0%     2,305       0%     3,049       1%
    TOTAL                 $17,043     100%   $15,938     100%   $14,331     100%   $13,480     100%   $12,029     100%

In 1995, S&T adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan", (Statement No. 114 as amended by Financial Accounting Standards Board Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (Statement No. 118)). The adoption of these accounting pronouncements did not have a material impact on the comparability for the table of loan loss experience or the table for allocation of the allowance for loan losses presented above.

Deposits

The daily average amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                                     Year Ended December 31
                                             1996              1995              1994

                                        Amount    Rate    Amount    Rate    Amount    Rate
                                                        (In thousands of dollars)

Noninterest-bearing demand deposits    $110,933           $105,209           $102,779
Interest-bearing demand deposits         93,750    1.43%    94,332    1.59%   100,336    1.64%
Money market accounts                   137,821    4.01%   112,230    4.02%   110,491    3.03%
Savings deposits                        123,122    2.42%   133,056    2.38%   146,284    2.36%
Time deposits                           528,023    5.55%   484,314    5.68%   444,521    5.13%
    TOTAL                              $993,649    4.44%  $929,141    4.45%  $904,411    3.90%

Maturities of time certificates of deposit of $100,000 or more outstanding at
December 31, 1996, are summarized as follows:
              (In thousands of dollars)
      3 Months or less                    $47,696
      Over 3 through 6 months              11,059
      Over 6 through 12 months             10,345
      Over 12 months                       19,947
              TOTAL                       $89,047

Return on Equity and Assets

The table below shows consolidated operating and capital ratios of S&T for each of the last three years:

                                           Year Ended December 31
                                            1996     1995     1994
Return on average assets                   1.63%     1.54%   1.49%
Return on average equity                  13.75%    13.21%  13.03%
Dividend payout ratio                     42.90%    38.43%  34.85%
Equity to asset ratio                     11.78%    11.92%  10.94%

Short-Term Borrowings

   The following table shows the distribution of the Company's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.

                                                     Federal Funds
                                                     Purchased and
                                                       Securities
                                                       Sold Under
                                                       Agreements
                                                      to Repurchase
                                                (In thousands of dollars)
    Balance at December 31:
       1996                                              $114,980
       1995                                               123,119
       1994                                               189,461

    Weighted average interest rate at year end:
       1996                                                  5.68%
       1995                                                  5.57%
       1994                                                  5.58%

    Maximum amount outstanding at any month's end:
       1996                                              $180,776
       1995                                               195,811
       1994                                               219,614

    Average amount outstanding during the year:
       1996                                              $141,012
       1995                                               158,072
       1994                                               160,539

    Weighted average interest rate during the year:
       1996                                                  5.24%
       1995                                                  5.79%
       1994                                                  4.25%

  S&T defines repurchase agreements with its retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

Item 2.PROPERTIES

 The Company operates thirty-five banking offices in Indiana, Armstrong, Allegheny, Jefferson, Clearfield, Westmoreland and surrounding counties in Pennsylvania. The Company owns land and banking offices at the following locations: 800 Philadelphia Street, 645 Philadelphia Street and 2175 Route
 286, South in Indiana; Route 119 S. & Lucerne Road and 34 North Main Street in Homer City; 539 West Mahoning Street, 100 West Mahoning Street and 232 North Hampton Avenue in Punxsutawney; 133 Philadelphia Street in Armagh; Route 119 South in Black Lick; 256 Main Street and Route 36 & I-80 in Brookville; 456 Main Street in Brookway; Route 28 & Carrier Street in Summerville; 602 Salt Street in Saltsburg; 12-14 West Long Avenue, 35 West Scribner Avenue, Treasure Lake and 614 Liberty Boulevard in DuBois; 418 Main Street in Reynoldsville;
 205 East Market Street in Blairsville; 85 Greensburg Street in Delmont; 100 Chestnut Street in Derry; Second Avenue and Hicks Street in Leechburg; 109 Grant Avenue in Vandergrift; 100 South Fourth Street in Youngwood; and 701 East Pittsburgh Street in Greensburg. Land is leased where the Company owns the banking office at 1107 Wayne Avenue and remote ATM building at 435 South Seventh Street and 1176 Grant Street, all in Indiana. In addition, the Company leases land and banking offices at the following locations: Chestnut
 Ridge Plaza in Blairsville; 324 North Fourth Street and 2850 Route 286 South in Indiana; the Mall Office in DuBois, 229 Westmoreland Mall; 2320 Route 286 in Holiday Park; Route 268 Hilltop Plaza in Kittanning and a remote ATM location at the Main Street Mall in DuBois.

Item 3.LEGAL PROCEEDINGS

 The nature of the Company's business gnerates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management, there are no proceedings pending to which the Company is a party or to which its property is subject, which, if determined adverse, would be material in relation to its shareholders' equity or financial condition. In addition, no material proceedings are pending nor are known to be threatened or contemplated against the Company by governmental authorities or other parties.

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 There were no matters during the fourth quarter of the fiscal year covered by this report that were submitted to a vote of the security holders through solicitation of proxies of otherwise.

PART II
Item 5.MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
       MATTERS

  Stock Prices and Dividend Information on page 44 and Dividend and Loan Restrictions on page 35 of the Annual Report for the year ended December 31, 1996, are incorporated herein by reference.


Item 6.SELECTED FINANCIAL DATA

  Selected Financial Data on page 44 and 45 of the Annual Report for the year ended December 31, 1996, is incorporated herein by reference.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 46 through 58 of the Annual
  Report for the year ended December 31, 1996, is incorporated herein by reference.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements, Report of Independent
  Auditors and Quarterly Selected Financial Data on pages 22 through 43 and 45 of the Annual Report for the year ended December 31, 1996, are incorporated herein by reference.

Item 9.CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.
PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Election of Directors on pages 4 through 5 of the proxy statement for the April 21, 1997 annual meeting of shareholders are incorporated herein by reference.

                          Executive Officers
                                                  Number of
                                                   Shares
                            For the      Officer Beneficially
             Name         Corporation     Since    Owned *     Age
       Robert D. Duggan Chairman,           1983     97,420       64
                        President, Chief
                        Executive Officer
                        and Director

       James C. Miller  Executive Vice      1983     64,170       51
                        President and
                        Director

       James G. Barone  Secretary           1992     30,871       49
                        and Treasurer

       Robert E. Rout   Chief Financial     1993     20,588       44
                        Officer

       Bruce W. Salome  Vice                1991     30,650       50
                        President

       Edward C. Hauck  Vice                1991     16,758       44
                        President

                                                  Number of
                                                   Shares
                            For the      Officer Beneficially
             Name         Corporation     Since    Owned *     Age
      David L. Krieger   Vice                1984     33,089       53
                         President

      Edward A. Onderick Vice                1989     21,742       52
                         President

      J. Jeffrey Smead   Vice                1992     23,410       45
                         President, Formerly
                         Executive Vice
                         President of First
                         National Bank of
                         Pennsylvania

      William H. Klumpp  Vice                1994     16,067       53
                         President, Formerly
                         Senior Vice President
                         of Huntington National
                         Bank






       *Includes vested stock options

Item 11. EXECUTIVE COMPENSATION

       Remuneration of Executive Officers on pages 7 through 9 of the proxy statement for the April 21, 1997, annual meeting of shareholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

       Principal Beneficial Owners of Common Stock on page 3 of the proxy statement for the April 21, 1997, annual meeting of shareholders is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Transactions with Management and Others on pages 11 and 12 of the proxy statement for April 21, 1997, annual meeting with shareholders is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) List of financial statements and financial statement schedules

  (1) The following Consolidated Financial Statements and Report of Independent Auditors of S&T Bancorp, Inc. and subsidiaries included in the annual report of the registrant to its shareholders for the year ended December 31, 1996, are incorporated by reference in Part II, Item 8:

                                                                        Page
                                                                      Reference
       Report of Ernst & Young LLP,  Independent Auditors                  43

       Consolidated Balance Sheets
            December 31, 1996 and 1995                                     22

       Consolidated Statements of Income
            Years ended December 31, 1996, 1995 and 1994                   23

       Consolidated Statements of Changes in Shareholders' Equity
            Years ended December 31, 1996, 1995 and 1994                   24

       Consolidated Statements of Cash Flows
            Years ended December 31, 1996, 1995 and 1994                   25

       Notes to Consolidated Financial Statements
            December 31, 1996                                           26-42

       Quarterly Selected Financial Data                                   45

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

  (2)  Schedules to the consolidated financial statements required by
       Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have not been omitted.

  (3)  Listings of Exhibits - See Item 14 (c) below

   (b) Reports on Form 8-K

 Form 8-K dated November 25, 1996 was filed as S&T Bancorp, Inc. (S&T) signed a definitive agreement in which Peoples Bank of Unity will be merged into S&T's subsidiary, S&T Bank. Subject to regulatory approvals and approval of the shareholders of both companies, the transaction is expected to close in the second quarter of 1997.

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

(10.5) Sixth amendment to the Thrift Plan for Employees of S & T
       Bank to be effective December 31, 1988, approved by the Board of Directors at the November 21, 1988 meeting and incorporated herein by reference.

 (13) Annual Report for the year ended December 31, 1996 - incorporated herein by reference.

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








                S&T BANCORP, INC.
                   (Registrant)



       /s/  Robert Duggan                         03/17/97
       Robert D. Duggan, Chairman,                Date
       President and Chief Executive Officer
       (Principal Executive Officer)


       /s/  James C. Miller                       03/17/97
       James C. Miller, Executive Vice President   Date
       (Executive Officer)


       /s/  Robert E. Rout                        03/17/97
       Robert E. Rout, Chief Financial Officer    Date
       (Principal Financial and Accounting Officer)

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                03/17/97  /s/ Paul B. Johnston        03/17/97
Thomas A. Brice, Director       Date      Paul B.Johnston, Director   Date


/s/ Forrest L. Brubaker         03/17/97  /s/ Joseph A. Kirk          03/17/97
Forrest L. Brubaker, Director   Date      Joseph A. Kirk, Director    Date


/s/ James L. Carino             03/17/97                              03/17/97
James L. Carino, Director       Date      Samuel Levy, Director       Date


/s/ John J. Delaney             03/17/97  /s/ James C. Miller         03/17/97
John J. Delaney, Director       Date      James C. Miller,            Date
                                          Executive Vice President

/s/ Robert D. Duggan            03/17/97                              03/17/97
Robert D. Duggan, Chairman,     Date      W. Parker Ruddock,          Date
President, Chief Executive                Director
Officer and Director


/s/ Thomas W. Garges, Jr.       03/17/97  /s/ Charles A. Spadafora    03/17/97
Thomas W. Garges, Jr.,          Date      Charles A. Spadafora,       Date
Director                                  Director


/s/ William J. Gatti            03/17/97  /s/ Christine J. Torretti   03/17/97
William J. Gatti, Director      Date      Christine J. Torretti,      Date
                                          Director


                                03/17/97 /s/ Harold W. Widdowson,     03/17/97
Herbert L. Hanna, Director      Date    Harold W. Widdowson, Director Date