Form 10-Q
period 1997-03-31
S&T BANCORP INC
filed 1997-05-01
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C.  20549
                                FORM 10-Q


(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended              March 31, 1997

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

      Common Stock, $2.50 Par Value - 11,094,179 shares as of April 15, 1997

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES





PART I.  FINANCIAL INFORMATION                                 Page No.



Item 1.  Financial Statements

         Condensed consolidated balance sheets -
         March 31, 1997 and December 31, 1996                         3

         Condensed consolidated statements of income -
         Three months ended March 31, 1997 and 1996                   4

         Condensed consolidated statements of cash flows -
         Three months ended March 31, 1997 and 1996                   5

         Notes to condensed consolidated financial statements       6-9


Item 2.  Management's discussion and analysis of financial
           condition and results of operations                    10-16




PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                            17


SIGNATURES                                                           18

  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS

                                             March 31,       December 31,
                                                1997             1996
                                            (000's omitted except share data)
  ASSETS
      Cash and due from banks                   $38,142          $33,319
      Interest-earning deposits
          with banks                                104              109
      Securities:
      Available for sale                        352,659          353,780
      Held to maturity ( market value
          $26,794 in 1997 and $28,943
          in 1996)                               26,149           28,165
      Total Securities                          378,808          381,945

  Loans, net of allowance for loan
      losses of $17,948 in 1997 and
      $17,043 in 1996                         1,043,085        1,029,085
      Premises and equipment                     16,097           15,926
      Other assets                               35,850           35,561
  TOTAL ASSETS                               $1,512,086       $1,495,945


  LIABILITIES
      Deposits:
          Noninterest-bearing demand           $118,919         $115,766
          Interest-bearing demand                29,570           32,816
          Money market                          218,573          214,802
          Savings                               120,754          118,563
          Time                                  526,823          550,327
              Total Deposits                  1,014,639        1,032,274
      Securities sold under repurchase
           agreements                           144,236          114,205
      Federal funds purchased                    24,900              775
      Long-term borrowings                      111,618          136,618
      Other borrowed funds                          230              230
      Other liabilities                          37,570           35,567
  TOTAL LIABILITIES                           1,333,193        1,319,669

  SHAREHOLDERS' EQUITY
      Preferred stock, without par value,
           10,000,000 shares authorized
           and none outstanding
      Common stock  ($2.50 par value)
           Authorized-25,000,000 shares
           in 1997 and 1996
           Issued-11,820,944 shares in
           1997 and 1996                         29,552           29,552
      Additional paid in capital                 12,204           11,933
      Retained earnings                         128,321          124,847
      Net unrealized holding gains on
           securities available for sale         21,728           23,191
      Treasury stock (726,765 shares at
           March 31, 1997 and 746,003
           at December 31, 1996, at cost)       (12,682)         (13,017)
      Deferred compensation                        (230)            (230)
  TOTAL SHAREHOLDERS' EQUITY                    178,893          176,276
  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $1,512,086       $1,495,945


See Notes to Condensed Consolidated Financial Statements

  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       For Three Months Ended
                                                              March 31,
                                                            1997        1996
                                             (000's omitted except share data)
  INTEREST INCOME
      Loans, including fees                              $22,826     $21,359
      Deposits with banks                                      2           2
      Federal funds sold                                       5          27
      Investment securities:
           Taxable                                         5,067       4,553
           Tax-exempt                                        332         453
           Dividends                                         786         699
  Total Interest Income                                   29,018      27,093

  INTEREST EXPENSE
      Deposits                                             9,751       9,595
      Securities sold under repurchase
           agreements                                      1,616       1,671
      Federal funds purchased                                175          78
      Long-term borrowings                                 1,817        1265
      Other borrowed funds                                     4           5
  Total Interest Expense                                  13,363      12,614
  NET INTEREST INCOME                                     15,655      14,479
      Provision for loan losses                            1,200         975
  NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                           14,455      13,504

  NONINTEREST INCOME:
      Service charges on deposit accounts                    936         808
      Trust fees                                             632         692
      Security gains, net                                  1,392         475
      Other                                                  732         707
  Total Noninterest Income                                 3,692       2,682

  NONINTEREST EXPENSE
      Salaries and employee benefits                       5,003       4,743
      Occupancy, net                                         565         568
      Furniture and equipment                                595         619
      Other taxes                                            245         226
      Data processing                                        417         395
      Amortizaton of intangibles                               0          86
      FDIC assessment                                         51          97
      Other                                                2,501       1,963
  Total Noninterest Expense                                9,376       8,697
  INCOME BEFORE INCOME TAXES                               8,771       7,489
      Applicable income taxes                              2,523       1,913
  NET INCOME                                              $6,248      $5,576

  PER COMMON SHARE
       Net Income                                          $0.56       $0.50
       Dividends                                            0.25        0.21
  Average Common Shares Outstanding                       11,088      11,163

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months Ended March 31
                                                    1997               1996
                                                          (000's omitted)
Operating Activities
Net Income                                         $6,248             $5,576
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses                         1,200                975
  Provision for depreciation and amortization         428                323
  Net amortizaton of investment security premiums     123                148
  Net accretion of loan and deposit discounts           0               (134)
  Deferred income taxes                              (239)               (49)
  Security gains, net                              (1,392)              (475)
  Increase in interest receivable                    (727)            (1,122)
  Decrease in interest payable                       (247)              (743)
  Decrease in other assets                            553                200
  Increase in other liabilities                     3,166              1,408
Net Cash Provided by Operating Activities           9,113              6,107

Investing Activities
Net decrease in interest-earning
  deposits with banks                                   5                  0
Proceeds from maturities of investment securities   2,016                501
Proceeds from maturities of securities available
  for sale                                         13,041             28,038
Proceeds from sales of securities available
  for sale                                          8,580              3,894
Purchases of investment securities                      0               (683)
Purchases of securities available for sale        (21,482)           (50,874)
Net (increase)decrease in loans                   (15,200)             6,900
Purchases of premises and equipment                  (599)              (341)
  Net Cash Used by Investing Activities           (13,639)           (12,565)

Financing Activities
Net increase in demand, NOW and
  savings deposits                                  5,869              3,996
Net decrease in certificates of deposit           (23,504)              (522)
Net increase in federal funds purchased            24,125             10,650
Net increase in repurchase agreements              30,031              9,644
Repayments from FHLB long-term borrowings         (25,000)           (14,991)
Acquisition of treasury stock                           0             (7,034)
Sale of treasury stock                                607                589
Cash dividends paid to shareholders                (2,779)            (2,361)
Net Cash Used by Financing Activities               9,349                (29)

Decrease in Cash and Cash Equivalents               4,823             (6,487)
Cash and Cash Equivalents at Beginning of Period   33,319             39,852
Cash and Cash Equivalents at End of Period        $38,142            $33,365


See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1996.

Earnings per common share are based on the average number of shares of common stock outstanding during the periods presented.

Financial Accounting Standards Board Statement No.123 "Accounting for Stock-Based Compensation" (Statement No. 123) is effective in 1996 and allows companies the choice of either changing their accounting for stock-based awards by recognizing compensation cost in earnings for such plans or providing supplemental pro forma footnote disclosures. For year end 1997, S&T will continue its current accounting treatment of stock-based compensation and provide the supplemental pro forma disclosures related to the fair value approach. As provided in Statement No. 123, pro forma disclosure is not required in interim financial statements.

Financial Accounting Standards Board Statement No. 128 "Accounting for Earnings per Share" (Statement No. 128) is effective in 1997 and provides specific computation, presentation and disclosure requirements for earnings per share. The statement's objective is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the standards of other countries and with that of the International Accounting Standards Committee. Early adoption is not permitted and Statement No. 128 will not have a material affect on S&T's financial position or results of operations.


NOTE B--SECURITIES

The amortized cost and estimated market value of securities as of March 31 are as follows:

   1997                                 Available for Sale
                                          Gross      Gross    Estimated
                             Amortized  Unrealized Unrealized  Market
                               Cost       Gains     Losses      Value
                                        (000's omitted)
   Marketable equity
     securities                  $42,543    $34,902      ($233)   $77,212
   Obligations of U.S. government
     corporations and agencies   234,509      1,088     (2,841)   232,756
   Collateralized mortgage
     obligations of U.S.
     government corporations
     and agencies                  1,140          1         (1)     1,140
   U.S. Treasury securities       30,008        510                30,518
   Corporate Securities              300                              300
   Debt securities available
     for sale                    308,500     36,501     (3,075)   341,926
   Other securities               10,733                           10,733
   Total                        $319,233    $36,501    ($3,075)  $352,659

   1997                                 Held to Maturity
                                          Gross      Gross    Estimated
                             Amortized  Unrealized Unrealized  Market
                               Cost       Gains     Losses      Value
                                        (000's omitted)
   Obligations of states and
     political subdivisions      $22,622       $465        ($4)   $23,083
   Corporate securities            1,998        184                 2,182
   Debt securities held to
     maturity                     24,620        649         (4)    25,265
   Other securities                1,529                            1,529
   Total                         $26,149       $649        ($4)   $26,794

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued


NOTE B-SECURITIES

The amortized cost and estimated market value of securities as of December 31 are as follows:

          1996                        Available for Sale
                                        Gross     Gross     Estimated
                          Amortized   Unrealized Unrealized  Market
                            Cost        Gains     Losses      Value
                                      (000's omitted)
   Obligations of U.S.
    government corporations
    and agencies              230,567       2,325    (1,116)    231,776
   Collateralized mortgage
    obligations of U.S.
    government corporations
    and agencies                4,176           7        (1)      4,182
   U.S. Treasury securities    30,042         886                30,928
   Corporate Securities           300                               300
   Debt securities available
    for sale                  265,085       3,218    (1,117)    267,186
   Marketable equity
    securities                 39,879      33,803      (224)     73,458
   Other securities            13,136                            13,136
   Total                     $318,100     $37,021   ($1,341)   $353,780

          1996                         Held to Maturity
                                        Gross     Gross     Estimated
                          Amortized   Unrealized Unrealized   Market
                            Cost        Gains    Losses       Value
                                      (000's omitted)
   Obligations of states
    and political
    subdivisions               24,239         569        (7)     24,801
   Corporate securities         1,998         216                 2,214
   Debt securities held
   to maturity                 26,237         785        (7)     27,015
   Other securities             1,928                             1,928
         Total                $28,165        $785       ($7)    $28,943

During the period ended March 31, 1997, there were $1,391,696 in realized gains relative to securities available for sale.

The amortized cost and estimated market value of debt securities at March 31, 1997,by contractual maturity, are shown below:

                                                            Estimated
                                      Amortized              Market
   Available for Sale                   Cost                  Value
                                                (000's omitted)
   Due in one year or less             $18,025               $18,078
   Due after one year through
    five years                          61,086                61,719
   Due after five years through
    ten years                          186,309               184,379
   Due after ten years                     537                   538
         Total                        $265,957              $264,714

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued


NOTE B-SECURITIES

                                                             Estimated
                                      Amortized                Market
   Held to Maturity                      Cost                  Value
                                                  (000's omitted)
   Due in one year or less                 $390                   $392
   Due after one year through
     five years                          10,056                 10,407
   Due after five years through
     ten years                           10,692                 10,941
   Due after ten years                    3,482                  3,525
         Total                          $24,620                $25,265

At March 31, 1997 and December 31, 1996 investment securities with a principal amount of $209,217,000 and $167,691,000 respectively, were pledged to secure repurchase agreements and public and trust fund deposits.

NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

                                      March 31, 1997         December 31, 1996
                                                  (000's omitted)
     Real estate - construction         $25,383                $24,984
     Real estate - mortgages:
       Residential                      409,954                409,600
       Commercial                       242,062                228,682
     Commercial - industrial
       and agricultural                 243,562                237,882
     Consumer installment               140,072                144,980
     Gross Loans                      1,061,033              1,046,128
     Allowance for loan losses         ($17,948)              ($17,043)
         Net Loans                   $1,043,085             $1,029,085


Changes in the allowance for loan losses for the three months ended March 31 were as follows:

                                         1997                   1996
                                                (000's omitted)
     Balance at beginning
     of period                          $17,043                $15,938
     Charge-offs                           (489)                (1,176)
     Recoveries                             194                    248
     Net charge-offs                       (295)                  (928)
     Provision for loan losses            1,200                    975
     Balance at end of period           $17,948                $15,985

At March 31, 1997 and December 31, 1996, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114, as amended by FASB Statement No. 118, was $11,500,000 and $10,200,000, respectively, after charge-offs of $3,400,000. Of these impaired investments, $6,000,000 were on nonaccrual at March 31, 1997 and December 31, 1996. The average recorded investment in impaired loans at March 31, 1997 and December 31, 1996 was $10,900,000 and $3,900,000, respectively. S&T Bank has recorded an allowance for loan losses for all impaired loans totaling $3,000,000 and $2,600,000 at March 31, 1997 and December 31, 1996, respectively. Interest income on impaired loans of $300,000 and $1,100,000 was recognized at March 31, 1997 and December 31, 1996, respectively. Of this interest income recognized on impaired loans, primarily all was recognized using a cash basis method of accounting.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisify the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $221,029,000 and obligations under standby letters of credit totaled $52,684,000 at March 31, 1997.

At March 31, 1997, S&T had no marketable equity securities that were subject to covered call option contracts.

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

Financial Condition

Total assets at March 31, 1997 were $1.5 billion, increasing slightly from December 31, 1996. Total assets averaged $1.5 billion in the first three months of 1997, a $73.0 million increase from the 1996 full year average. Average loans and average securities increased $62.1 million and $6.4 million, respectively, in the first three months of 1997 compared to the 1996 full year averages. Funding for this loan and security growth was primarily provided by a $15.1 million increase in average deposits, a $12.7 million increase in average retained earnings and a $41.9 million increase in average borrowings.

Lending Activity

Total loans at March 31, 1997 were $1.1 billion, a $14.8 million or 1.4% increase from December 31, 1996. Average loans increased $62.1 million, or 6% to $1.1 billion for the three months ended March 31, 1997 from the 1996 full year average. Changes in the average composition of the loan portfolio during 1997 included increases of $7.5 million of commercial loans, $20.9 million of residential mortgages and $34.7 million of commercial real estate loans offset by a decrease of $1.0 million of installment loans.

Commercial real estate loans comprise 23% of the loan portfolio.
Although real estate loans can be an area of higher risk, management believes these risks are mitigated by limiting the percentage amount of portfolio composition, a rigorous underwriting review by loan administration and the fact that many of the commercial real estate loans are owner-occupied and/or seasoned properties that were refinanced from other banks.

Residential mortgage lending continued to be a strategic area of focus during the first three months of 1997 through the establishment of a centralized mortgage origination department, product redesign and the utilization of commission compensated originators. Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies. These policies generally require a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At March 31, 1997 the residential mortgage portfolio had a 36% composition of adjustable rate mortgages.

Installment loan decreases are primarily associated with significantly lower volumes in the indirect auto loan category . Pricing pressures have been unusually intense in the indirect market during the last eighteen months and the decision was made to temporarily deploy investable funds into other higher yielding and lower risk earning assets. In the second quarter of 1996, S&T implemented an indirect auto leasing program and currently has $4.0 million of outstanding auto leases.

Loan underwriting standards for S&T are established by a formal policy administered by the S&T Bank Credit Administration Department, and subject to the periodic review and approval of the S&T Bank Board of Directors.

Rates and terms for commercial real estate and equipment loans normally are negotiated, subject to such variables as economic conditions, marketability of collateral, credit history of the borrower and future cash flows. The loan to value policy guideline for commercial loans is generally 75%.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The residential, first lien, mortgage loan to value policy guideline is 80%. Higher loan to value loans can be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes incurred with home equity loans, but normally only to the extent that the combined credit exposure for both first and second liens do not exceed
100% of loan to value.

A variety of unsecured and secured installment loan and credit card products are offered by S&T. However, the bulk of the consumer loan portfolio is automobile loans. Loan to value guidelines for direct loans are 80% and 67% for new and used automobiles, respectively. Loan to value policy guidelines for automobile loans purchased from dealers on a third party basis are 125% of dealer invoice for new automobiles and 125% of black book" dealer value for used automobiles.

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

Security Activity

Average securities increased $6.4 million in the first three months of 1997 compared to the 1996 full year average. The increase in the average investment portfolio was all related to increases in average taxable securities, partially offset by a decline in tax-exempt state and municipal securities average balances of $5.2 million. The increase in average taxable investment securities was principally comprised of $20.0 million of U.S. government agencies securities, $3.2 of common stocks and $4.4 million of Federal Home Loan Bank (FHLB) stock. Offsetting these increases were average decreases of $10.1 million in U.S. Treasury securities, $5.7 million in collateral mortgage obligations (CMO's) and $0.2 million in other corporate securities.

The CMOs are principally Planned Amortization Class tranches of
U.S. government agencies and were purchased during 1992 as alternatives to loans in a period of declining loan demand, and due to their attractive rates and reasonable risk factors. Declining interest rates have caused an acceleration of principal prepayments for these securities and $1.1 million are remaining at March 31, 1997. The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks, to take advantage of the dividends received deduction for corporations. During 1997, the equity portfolio yielded 10.7% on a fully taxable equivalent basis and had unrealized gains net of nominal unrealized losses, of $34.7 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to change in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification included U.S. treasuries, U.S. government agencies, mortgage-backed securities, CMOs and corporate equities as available for sale. Municipal securities and other debt securities are classified as held to maturity. At March 31, 1997, unrealized gains, net of unrealized losses for securities classified as available for sale were approximately 33.4 million.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Loan Losses

The allowance for loan losses increased to $17.9 million or 1.69% of total loans at March 31, 1997, as compared to $17.0 million or 1.63% of total loans at December 31, 1996. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans, review of economic conditions and business trends, historical loss experience, growth and composition of the loan portfolio as well as other relevant factors.

The balance of nonperforming loans, at March 31, 1997 which includes nonaccrual loans past due 90 days or more, was $5.8 million, or 0.55% of total loans. This compares to nonperforming loans of $8.6 million or 0.79% of total loans at December 31, 1996. The decrease is attributable to one commercial real estate loan that went into nonperforming status in the fourth quarter of 1996, was resolved in the first quarter of 1997, and is now back in the performing category. Asset quality is a major corporate objective at S&T and management believes that the total allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $15.1 million, or 6% for the three months ended March 31, 1997 as compared to the 1996 average.
Changes in the average deposit mix included a $6.2 million increase in time deposits, $16.0 million increase in money market accounts, and a $0.1 million increase in demand accounts offset by a $4.3 million decrease in savings accounts and $2.9 million decrease in NOW accounts.

During the second half of 1995, S&T issued $25.0 million of retail certificates of deposits through two brokerage firms, further broadening the availability of reasonably priced deposit funds. At March 31, 1997, there were $16.6 million of these brokered retail certificates of deposits outstanding. In addition, money market accounts were recently repriced in order to be more competitive with money funds offered by brokerage firms.

Special rate deposits of $100 thousand and over were 6% of total deposits at March 31, 1997 and 9% of total deposits at December 31, 1996 and primarily represent deposit relationships with local customers in our market area.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary.

Borrowings

Average borrowings increased $41.9 million for the three months ended March 31, 1997 compared to the 1996 annual average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average balance in retail and wholesale REPOS decreased approximately $7.9 million for the first three months of 1997 compared to the full year 1996 average. Some retail REPO funds have shifted back to deposits as a result of the Federal Deposit Insurance Corporation
(FDIC) insurance premium reduction; more comparable rates can now be offered on deposits. In addition, core deposit increases and more moderate loan growth and the availability of reasonably priced longer term borrowings have decreased the usage of wholesale REPO fundings.

Average long-term borrowings have increased $43.0 million in the first three months of 1997 as compared to the full year 1996 average. At
March 31, 1997, S&T had long-term borrowings outstanding of $38.1 million at a fixed rate and $73.5 million at an adjustable rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings and to take advantage of lower cost funds through the FHLB's Community Investment Program. All other long-term borrowings are related to the funding of the S&T Employee Stock
Ownership Plan (ESOP) loan. The loan was used by the ESOP to acquire treasury stock from S&T. This loan is recorded in the financial statements as other borrowed funds, offset by a reduction in shareholders' equity to reflect S&T's guarantee of the ESOP borrowing.
The balance of the ESOP loan at March 31, 1997 was $0.2 million. The terms of this loan require annual principal payments and quarterly interest payments at a rate equal to 80% of the lender's prime rate.

Capital Resources

Shareholders' equity increased $2.6 million at March 31, 1997, compared to December 31, 1996. Net income was $6.2 million and dividends paid to shareholders were $2.8 million for the three months ended March 31, 1997. During the first three months of 1997, S&T paid 44% of 1997 net income in dividends, equating to an annual dividend rate of $1.00 per share.

The book value of S&T's common stock increased slightly from $15.92 at December 31, 1996 to $16.12 at March 31,1997. Equity associated with the available for sale securities portfolio decreased $1.5 million during the first three months of 1997 due to rising interest rates and the resulting decline in values of debt securities. The market price of S&T's common stock was $30.50 per share at March 31, 1997, approximately unchanged from $30.75 per share at December 31, 1996.

S&T continues to maintain a strong capital position with a leverage ratio of 10.4% as compared to the minimum regulatory guideline of 3.0%.
S&T's risk-based capital Tier I and Total ratios were 13.3% and 14.6% respectively, at March 31, 1997. These ratios place S&T well above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier 1 and Total, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 1997 compared to Three months ended March 31, 1996

Net Income

Net income increased to $6.2 million or $0.56 per share in the first three months of 1997 from $5.6 million or $0.50 per share for the same period of 1996. The significant improvement during the first three months of 1997 was the result of higher net interest income, increased noninterest income, partially offset by higher provision and operating expense.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $1.1 million or 8% in the first three months of 1997 compared to the same period of 1996. The net yield on interest-earning assets was steady at 4.71% in the first three months of 1997 and 1996.

Net interest income was positively affected by a $66.9 million, or 5% increase in average earning assets. The bulk of funding for this asset growth was provided by deposits, borrowings and retained earnings The level and mix of funds is continually monitored by ALCO in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

In the first quarter of 1997, average loans increased $62.1 million and average securities increased $6.4 million, comprising most of the earning asset growth. The yields on average loans remained constant and average securities increased by 17 bp during this period.

Average interest bearing deposits provided $14.9 million of the funds for the growth in average loans and average securities at a cost of 4.41%, relatively unchanged from 1996. The cost of REPOS and other borrowed funds were also relatively unchanged at 5.39%.

Also positively affecting net interest income was a $10.0 million increase to average net free funds. Average net free funds are the excess of demand deposits, other non-interests bearing liabilities and shareholders' equity over non-earning assets.

Maintaining consistent spreads between earning assets and costing liabilities is very significant to S&T's financial performance since net interest income comprises 88% of operating revenue. A variety of asset/liablity management strategies were successfully implemented within prescribed ALCO risk parameters, that enabled S&T to maintain a net interest margin consistent with historical levels.

Provision for Loan Losses

The provision for loan losses increased slightly to $1.2 million for the first three months of 1997 compared to $1.0 million in the same period of 1996. The increase was the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio.

Credit quality statistics are an important factor in determining the amount of provision expense. Net loan charge-offs totaled $0.3 million for the first three months of 1997 compared to $0.9 million for the same period 1996. Nonperforming loans to total loans increased to 0.55% at March
31, 1997 as compared to 0.30% at March 31, 1996.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Also affecting the amount of provision expense is loan growth. Despite a $62.1 or 6% increase in loans. S&T's allowance for loan losses to total loans, remained relatively constant at 1.69% at March 31, 1997 compared to 1.65% at March 31, 1996.

Noninterest Income

Noninterest income increased $1.0 million or 38% in the first three months of 1997 compared to the same period of 1996. Increases included $0.1 million or 16% in service charges and fees, $0.1 million or 3% in other income and $0.9 million in security/nonrecurring gains, offset by a decrease of $0.1 million or 9% in trust income.

The increase in service charges on deposit accounts was primarily the result of expanding new cash management relationships and management's continual effort to implement reasonable fees for services performed and to manage closely the collection of these fees. Other income increases included safe deposit box fees, credit/debit card fees and letters of credit. The decrease in trust income was primarily attributable to a change in timing and methodology for billing tax preparation fees.

Security gains were taken on available for sale equities securities in the first three months of 1997 in order to maximize returns by taking advantage of market opportunities when presented. Unrealized gains, net of unrealized losses in the available for sale equities portfolio totaled $34.7 million at March 31, 1997.

Noninterest Expense

Noninterest expense increased $0.7 million or 8% at March 31, 1997 compared to March 31, 1996. The increase is primarily attributable to employment and other expense. The $0.3 million increase in employment expense resulted from normal merit increases and staffing increases, offset by higher deferral of loan origination costs resulting from new loan activity. Average full-time equivalent staff increased from 564 to 573 as compared to the same period of 1996. Other expenses increased $0.4 million primarily due to higher legal, accounting and professional consulting fees that are a result of additional services related to the pending merger with Peoples Bank of Unity. A definitive agreement for the merger was announced on November 26, 1996 and is expected to consummate in the second quarter of 1997. Expense increases to marketing, data processing and other expenses were not significant and reflect normal changes due to activity increases, organization expansion and fee increases from vendors.

Federal Deposit Insurance Corporation (FDIC) premium expense decreased by 37% at March 31, 1997 as compared to the same period last year as a result of recapitalization legislature passed in September 1996. S&T Bank currently pays an annual premium of $.013 per $100 on Bank Insurance Fund deposits and $.0648 per $100 on Savings Association Insurance Fund (SAIF) deposits, the lowest premium possible under the FDIC's risk assessment program for determining deposit insurance premiums. S&T Bank has $168.1 million of deposits subject to the SAIF. These deposits are related to a thrift institution and branches acquired from the Resolution Trust Corporation in 1991.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Federal Income Taxes

Federal income tax expense increased $0.6 million at March 31, 1997 as compared to March 31, 1996 primarily as a result of higher pre-tax income in 1997. The effective tax rate for the first three months of 1997 was 29%, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The statements in this Form 10-Q which are not historical fact are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of economic conditions, the impact of competitive products and pricing, and other risks detailed in S&T's Securities and Exchange Commission filings.

PART II

OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

                 (a) Exhibits
                       None
                 (b) Reports on Form 8-K
                       None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       S&T Bancorp, Inc.
                                         (Registrant)

Date:  April 30, 1997             /s/ Robert E. Rout
                                          Robert E. Rout
                                         (Senior Vice President
                                          and Chief Financial
                                          Officer)