Form 10-Q
period 1997-06-30
S&T BANCORP INC
filed 1997-08-14
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON D.C.  20549
                                  FORM 10-Q


(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended              June 30, 1997

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

      Common Stock, $2.50 Par Value - 14,130,638 shares as of July 29, 1997

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES





PART I.  FINANCIAL INFORMATION                                 Page No.



Item 1.  Financial Statements

         Condensed consolidated balance sheets -
         June 30, 1997 and December 31, 1996                          3

         Condensed consolidated statements of income -
         Three months ended June 30, 1997 and 1996                    4
         and six months ended June 30, 1997 and 1996

         Condensed consolidated statements of cash flows -
         Six months ended June 30, 1997 and 1996                      5

         Notes to condensed consolidated financial statements       6-9


Item 2.  Management's discussion and analysis of financial
           condition and results of operations                    10-17




PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                            18


SIGNATURES                                                           19

  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS

                                              June 30,       December 31,
                                                1997             1996
                                            (000's omitted except share data)
  ASSETS
      Cash and due from banks                   $45,574          $40,710
      Interest-earning deposits
          with banks                                102              109
      Federal funds sold                            800            6,465
      Securities:
      Available for sale                        412,978          449,801
      Held to maturity ( market value
          $48,455 in 1997 and $51,343
          in 1996)                               47,523           50,260
      Total Securities                          460,501          500,061

  Loans, net of allowance for loan
      losses of $19,970 in 1997 and
      $18,729 in 1996                         1,215,553        1,181,407
      Premises and equipment                     19,678           20,038
      Other assets                               38,634           38,255
  TOTAL ASSETS                               $1,780,842       $1,787,045


  LIABILITIES
      Deposits:
          Noninterest-bearing demand           $166,587         $159,268
          Interest-bearing demand                35,063           52,659
          Money market                          260,611          230,143
          Savings                               189,496          198,195
          Time                                  629,014          630,102
              Total Deposits                  1,280,771        1,270,367
      Securities sold under repurchase
           agreements                           106,735          114,205
      Federal funds purchased                         0              775
      Long-term borrowings                      111,618          136,618
      Other borrowed funds                          230              230
      Other liabilities                          42,885           38,732
  TOTAL LIABILITIES                           1,542,239        1,560,927

  SHAREHOLDERS' EQUITY
      Preferred stock, without par value,
           10,000,000 shares authorized
           and none outstanding
      Common stock $2.50 par value,
           25,000,000 shares authorized
           and 14,857,019 issued                 37,142           37,142
      Additional paid in capital                 19,319           19,044
      Retained earnings                         166,548          157,982
      Net unrealized holding gains on
           securities available for sale         28,502           25,197
      Treasury stock (726,396 shares at
           June 30, 1997 and 746,003
           at December 31, 1996, at cost)       (12,678)         (13,017)
      Deferred compensation                        (230)            (230)
  TOTAL SHAREHOLDERS' EQUITY                    238,603          226,118
  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $1,780,842       $1,787,045


See Notes to Condensed Consolidated Financial Statements

  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                               For Three Months Ended    For Six Months Ended
                                       June 30,                  June 30,
                                       1997       1996          1997       1996
                                            (000's omitted except share data)
  INTEREST INCOME
      Loans, including fees         $27,069     $24,368      $53,334    $48,590
      Deposits with banks                 2           1            4          3
      Federal funds sold                278         100          409        183
      Investment securities:
           Taxable                    6,043       6,810       12,640     13,256
           Tax-exempt                   581         739        1,191      1,503
           Dividends                    835         712        1,621      1,411
  Total Interest Income              34,808      32,730       69,199     64,946

  INTEREST EXPENSE
      Deposits:
           Interest-bearing demand      336         441          694        886
           Money market               1,756       1,442        3,374      2,805
           Savings                    1,115       1,283        2,247      2,566
           Time                       8,455       8,204       16,766     16,468
      Securities sold under repurchase
           agreements                 1,688       1,765        3,304      3,436
      Federal funds purchased            65          96          240        174
      Long-term borrowings            1,615       1,135        3,438      2,400
      Other borrowed funds                4          18            8         39
  Total Interest Expense             15,034      14,384       30,071     28,774
  NET INTEREST INCOME                19,774      18,346       39,128     36,172
      Provision for loan losses         800       1,600        2,350      2,650
  NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES      18,974      16,746       36,778     33,522

  NONINTEREST INCOME:
      Trust fees                        777         689        1,409      1,381
      Service charges on deposit
         accounts                     1,090         974        2,143      1,876
      Net securities/other gains      2,038         624        3,540      1,117
      Other                             568         594        1,401      1,381
  Total Noninterest Income            4,473       2,881        8,493      5,755

  NONINTEREST EXPENSE
      Salaries and employee benefits  6,268       5,371       11,963     10,844
      Occupancy expense, net            648         666        1,350      1,384
      Equipment expense, net          1,285         593        2,022      1,382
      Data processing                   648         445        1,135        927
      FDIC assessment                    62         114          118        211
      Other                           2,745       2,846        6,014      5,521
  Total Noninterest Expense          11,656      10,035       22,602     20,269
  INCOME BEFORE INCOME TAXES         11,791       9,592       22,669     19,008
      Applicable income taxes         3,478       2,471        6,615      4,950
  NET INCOME                         $8,313      $7,121      $16,054    $14,058

  PER COMMON SHARE
       Net Income                     $0.59       $0.51        $1.14      $1.00
       Dividends                       0.28        0.24         0.53       0.45
  Average Common Shares Outstanding  14,130      14,062       14,127     14,131

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six Months Ended June 30
                                                    1997               1996
                                                          (000's omitted)
Operating Activities
Net Income                                        $16,054            $14,058
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses                         2,350              2,650
  Provision for depreciation and amortization       1,115                928
  Net amortizaton of investment security premiums     263                295
  Net accretion of loan and deposit discounts           0               (268)
  Net gains on sales of securities available
    for sale                                       (3,438)            (1,035)
  Decrease (increase) in deferred income taxes         93               (345)
  Increase in interest receivable                     (24)              (220)
  Decrease in interest payable                       (252)              (573)
  Decrease in other assets                          1,321                949
  Decrease in other liabilities                      (260)            (1,171)
Net Cash Provided by Operating Activities          17,222             15,268

Investing Activities
Net redemption (increase in) interest-earning
  deposits with banks                                   7                 (1)
Net decrease in federal funds sold                  5,665                340
Proceeds from maturities of investment securities   2,731              3,020
Proceeds from maturities of securities available
  for sale                                         67,696             58,685
Proceeds from sales of securities available
  for sale                                         38,202             23,601
Purchases of investment securities                      0             (1,603)
Purchases of securities available for sale        (60,763)          (107,856)
Net increase in loans                             (39,640)           (29,686)
Proceeds from the sale of loans                     3,144             13,688
Purchases of premises and equipment                  (114)              (999)
Proceeds from the sale of premises and equipment     (641)               (28)
  Net Cash Used by Investing Activities            16,287            (40,839)

Financing Activities
Net increase in demand, NOW and
  savings deposits                                 11,492             17,010
Net (decrease) increase in certificates of deposit (1,088)             3,068
Net (decrease) increase in federal funds purchased   (775)             8,475
Net (decrease) increase in repurchase agreements   (7,470)            23,682
Repayments from FHLB long-term borrowings         (25,000)           (14,993)
Acquisition of treasury stock                          (4)            (7,270)
Sale of treasury stock                                619              1,103
Decrease in obligation under capital lease           (119)              (143)
Cash dividends paid to shareholders                (6,300)            (5,369)
Net Cash Used by Financing Activities             (28,645)            25,563

Increase (decrease) in Cash and Cash Equivalents    4,864                 (8)
Cash and Cash Equivalents at Beginning of Period   40,710             46,477
Cash and Cash Equivalents at End of Period        $45,574            $46,469


See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements give retroactive effect to the merger of Peoples Bank of Unity with and into S&T Bancorp, Inc. The merger which was consumated on May 2, 1997 resulted in S&T issuing a total of 3,036,075 shares of common stock. The merger was accounted for on a pooling of interest basis and the financial statements are presented as if the merger had been consummated for all the periods presented, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1996.

Earnings per common share are based on the average number of shares of common stock outstanding during the periods presented.

Financial Accounting Standards Board Statement No. 128 "Accounting for Earnings per Share" (Statement No. 128), is effective in 1997 and provides specific computation, presentation and disclosure requirements for earnings per share. The statement's objective is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the standards of other countries and with that of the International Accounting Standards Committee. Early adoption is not permitted and Statement No. 128 will not have a material affect on S&T's financial position or results of operations.

NOTE B--SECURITIES

The amortized cost and estimated market value of securities as of June 30 are as follows:

   1997                                 Available for Sale
                                          Gross      Gross    Estimated
                             Amortized  Unrealized Unrealized  Market
                               Cost       Gains     Losses      Value
                                           (000's omitted)

Obligations of U.S. government
  corporations and agencies   $246,188     $1,571    ($1,152)  $246,607
Collateralized mortgage
  obligations of U.S.
  government corporations
  and agencies                  17,218        220                17,438
U.S. Treasury securities        38,127      1,121         (3)    39,245
Corporate securities            11,752         47                11,799
Debt securities available
  for sale                     313,285      2,959     (1,155)   315,089
Marketable equity
  securities                    45,697     42,116        (71)    87,742
Other securities                10,147                           10,147
Total                         $369,129    $45,075    ($1,226)  $412,978
   1997                                 Held To Maturity
                                          Gross      Gross    Estimated
                             Amortized  Unrealized Unrealized  Market
                               Cost       Gains     Losses      Value
                                          (000's omitted)
Obligations of states and
  political subdivisions       $42,568       $777       ($46)   $43,299
Corporate securities             1,998        201                 2,199
Debt securities held to
  maturity                      44,566        978        (46)    45,498
Other securities                 2,957                            2,957
Total                          $47,523       $978       ($46)   $48,455

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE B-SECURITIES

The amortized cost and estimated market value of securities as of December 31 are as follows:

          1996                        Available for Sale
                                        Gross     Gross     Estimated
                          Amortized   Unrealized Unrealized   Market
                            Cost        Gains     Losses       Value
                                         (000's omitted)
Obligations of U.S.
 government corporations
 and agencies             $234,632      $2,408   ($1,116)   $235,924
Collateralized mortgage
 obligations of U.S.
 government corporations
 and agencies               51,503         408      (267)     51,644
U.S. Treasury securities    57,187       1,555                58,742
Corporate securities        14,463         143       (56)     14,550
Debt securities available
 for sale                  357,785       4,514    (1,439)    360,860
Marketable equity
 securities                 40,161      35,868      (224)     75,805
Other securities            13,136                            13,136
Total                     $411,082     $40,382   ($1,663)   $449,801


          1996                        Held To Maturity
                                        Gross     Gross     Estimated
                          Amortized   Unrealized Unrealized   Market
                            Cost        Gains     Losses       Value
                                         (000's omitted)
Obligations of states
 and political
 subdivisions               46,334         919       (52)     47,201
Corporate securities         1,998         216                 2,214
Debt securities held
 to maturity                48,332       1,135       (52)     49,415
Other securities             1,928                             1,928
      Total                $50,260      $1,135       (52)    $51,343

During the period ended June 30, 1997, there were $3,437,545 in realized gains relative to securities available for sale.

The amortized cost and estimated market value of debt securities at June 30, 1997, by contractual maturity, are shown below:

                                                            Estimated
                                      Amortized              Market
   Available for Sale                   Cost                  Value
   Due in one year or less             $15,034               $15,213
   Due after one year through
    five years                          87,341                88,663
   Due after five years through
    ten years                          202,219               202,436
   Due after ten years                   8,691                 8,777
         Total                        $313,285              $315,089

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE B-SECURITIES
                                                             Estimated
                                      Amortized                Market
   Held to Maturity                      Cost                  Value
                                                (000's omitted)
   Due in one year or less               $5,670                 $5,703
   Due after one year through
     five years                          21,403                 21,928
   Due after five years through
     ten years                           13,593                 13,904
   Due after ten years                    3,900                  3,963
         Total                          $44,566                $45,498

At June 30, 1997 and December 31, 1996 investment securities with a principal amount of $197,566,000 and $181,489,000 respectively, were pledged to secure repurchase agreements and public and trust fund deposits.

NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

                                   June 30, 1997          December 31, 1996
                                             (000's omitted)
     Real estate - construction         $39,030                $35,508
     Real estate - mortgages:
       Residential                      518,768                513,424
       Commercial                       269,789                250,132
     Commercial - industrial
       and agricultural                 272,115                246,731
     Consumer installment               135,821                154,341
     Gross Loans                      1,235,523              1,200,136
     Allowance for loan losses          (19,970)               (18,729)
     Total Loans                     $1,215,553             $1,181,407


Changes in the allowance for loan losses for the six months ended June 30 were as follows:

                                        1997                   1996
                                                (000's omitted)
     Balance at beginning
     of period                          $18,729                $16,695
     Charge-offs                         (1,524)                (3,333)
     Recoveries                             415                  1,578
     Net charge-offs                     (1,109)                (1,755)
     Provision for loan losses            2,350                  2,650
     Balance at end of period           $19,970                $17,590

At June 30, 1997 and December 31, 1996, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114, as amended by FASB Statement
No. 118, was $13,065,000 and $10,687,000, respectively, after cumulative charge-offs of
$3,690,000 at June 30, 1997 and $3,458,000 at December 31, 1996.  Of these impaired investments, $6,000,000 were on nonaccrual at June 30, 1997 and $6,487,000 at December 31,
1996.  The average recorded investment in impaired loans at June 30, 1997 and December 31,
1996 was $12,300,000 and $4,256,000, respectively.  S&T Bank has recorded an allowance for loan losses for all impaired loans totaling $3,000,000 and $2,605,000 at
June 30, 1997 and December 31, 1996, respectively.  Interest income on impaired loans of $600,000 and $1,103,000 was recognized at June 30, 1997 and December 31, 1996, respectively.  Of this interest income recognized on impaired loans, primarily all was recognized using a cash basis method of accounting.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisify the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $259,653,000 and obligations under standby letters of credit totaled $51,644,000 at June 30, 1997.

At June 30, 1997, S&T had no marketable equity securities, totaling $1,212,952 at amortized cost and $1,872,177 at estimated market value, that were subject to covered call option contracts. The purpose of these contracts was to gererate fee income for S&T.

NOTE E - LITIGATION

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. No material losses are anticipated by management as a result of these legal proceedings.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is presented so
that shareholders may review in further detail the
financial condition and results of  operations of S&T
Bancorp, Inc. and subsidiaries (S&T).  This discussion
and analysis should be read in conjunction with the
condensed consolidated financial statements and the
selected financial data presented elsewhere in this
report.   All prior period amounts have been restated
to reflect the pooling of interests transaction with Peoples Bank of Unity (Peoples) which closed on May 2,
1997.

Financial Condition

Total assets at June 30, 1997 were $1.8 billion, relatively unchanged from December 31, 1996. Total assets averaged $1.8 billion in the first six months of 1997, a $68.4 million increase from the 1996 full year average. Average loans increased $83.4 million and average securities and federal funds decreased $20.0 million in the first six months of 1997 compared to the 1996 full year averages. Funding for this loan growth was primarily provided by the $20.0 million decrease in securities and federal funds, a $19.0 million increase in average deposits, a $17.4 million increase in average retained earnings and a $27.6 million increase in average borrowings.

Lending Activity

Total loans at June 30, 1997 were $1.2 billion, a $35.4 million or 2.9% increase from December 31, 1996.
Average loans increased $83.4 million, or 7% to $1.2 billion for the six months ended June 30, 1997 from the 1996 full year average. Changes in the composition of the loan portfolio during 1997 included increases of $25.4 million of commercial loans, $8.9 million of residential mortgages and $19.6 million of commercial real estate loans, offset by a decrease of $18.5 million of installment loans.

Commercial real estate loans comprise 22% of the loan portfolio. Although real estate loans can be an area of higher risk, management believes these risks are mitigated by limiting the percentage amount of portfolio composition, a rigorous underwriting review by loan administration and the fact that many of the commercial real estate loans are owner-occupied and/or seasoned properties that were refinanced from other banks.

Residential mortgage lending continued to be a strategic area of focus during the first six months of 1997 through a centralized mortgage origination department, ongoing product redesign and the utilization of commission compensated originators.
Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies. These policies generally require a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At June 30, 1997 the residential mortgage portfolio had a 28% composition of adjustable rate mortgages.

Installment loan decreases are primarily associated
with significantly lower  volumes in the indirect auto
loan category and a $6.8 million sale of the student
loan portfolio.   Pricing pressures have been
unusually intense in the indirect market during the
last twenty-one months and the decision was made to
temporarily deploy investable funds into other higher
yielding and lower risk earning assets.  In the second
quarter of 1996, S&T implemented an indirect auto
leasing program and currently has $4.3 million of
outstanding auto leases.   Recent changes in
government regulations have significantly decreased the profit potential of guaranteed student loans. S&T will continue to distribute student loan applications for customer convenience, but will not fund or hold the loans.

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

A variety of unsecured and secured installment loan and credit card products are offered by S&T. However, the bulk of the consumer loan portfolio is automobile loans. Loan to value guidelines for direct loans are 80% and 67% for new and used automobiles, respectively. Loan to value policy guidelines for automobile loans purchased from dealers on a third party basis are 125% of dealer invoice for new automobiles and 125% of "black book" dealer value for used automobiles.

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

Security Activity

Average securities decreased $29.2 million in the first six months of 1997 compared to the 1996 full year average. The decrease in the average investment portfolio was all related to decreases in average taxable securities and tax-exempt state and municipal securities average balances of $7.8 million. The decrease in average taxable investment securities was principally comprised of $29.3 million of U.S.
Treasury securities, $48.2 million of mortgage backed securities and $2.6 million in other corporate securities. Offsetting these decreases were average increases of $51.8 million in U.S. Government Agency securities, $3.8 million of common stocks and $3.1 million of Federal Home Loan Bank (FHLB) stock.

During 1997 S&T sold $27.9 million of mortgaged backed securities and $6.0 million of U.S. agency securities classified as available for sale. These sales were made as part of a balance sheet restructuring in order to integrate the investment and asset/liability management strategies of S&T and Peoples following the merger. The equity securities sales of $4.3 million were made in order to maximize returns when market opportunities are presented.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks, to take advantage of the dividends received deduction for corporations. During 1997, the equity portfolio yielded 10.7% on a fully taxable equivalent basis and had unrealized gains net of nominal unrealized losses, of $42.0 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to change in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification included U.S.
Treasuries, U.S. government agencies, mortgage-backed securities, CMOs and corporate equities as available for sale. Municipal securities and other debt securities are classified as held to maturity. At
June 30, 1997, unrealized gains, net of unrealized losses for securities classified as available for sale were approximately $43.8 million.

Allowance for Loan Losses

The allowance for loan losses increased to $20.0 million or 1.62% of total loans at June 30, 1997, as compared to $18.7 million or 1.56% of total loans at December 31, 1996. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans, review of economic conditions and business trends, historical loss experience, growth and composition of the loan portfolio as well as other relevant factors.

The balance of nonperforming loans, at June 30, 1997 which includes nonaccrual loans past due 90 days or more, was $7.2 million, or 0.58% of total loans. This compares to nonperforming loans of $10.3 million or 0.86% of total loans at December 31, 1996. The decrease is attributable to one commercial real estate loan that went into nonperforming status in the fourth quarter of 1996, was resolved in the first quarter of 1997, and is now back in the performing category.
Asset quality is a major corporate objective at S&T and management believes that the total allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $19.0 million, or 2% for the six months ended June 30, 1997 as compared to the 1996 average. Changes in the average deposit mix included a $7.5 million increase in time deposits, $13.4 million increase in money market accounts, $3.6 million in NOW accounts and a $5.5 million increase in demand accounts, offset by a $11.0 million decrease in savings accounts.

During the second half of 1995, S&T issued $25.0 million of retail certificates of deposits through two brokerage firms, further broadening the availability of reasonably priced deposit funds. At June 30, 1997, there were $21.6 million of these brokered retail certificates of deposits outstanding. In addition, money market accounts were recently repriced in order to be more competitive with money funds offered by brokerage firms.

Special rate deposits of $100 thousand and over were 6% of total deposits at June 30, 1997 and 8% of total deposits at December 31, 1996 and primarily represent deposit relationships with local customers in our market area.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary.

Borrowings

Average borrowings increased $27.6 million for the six months ended June 30, 1997 compared to the 1996 annual average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOS increased
approximately $6.0 million for the first six months of
1997 compared to the full year 1996 average.    This
increase is primarily attributable to new REPO sweep relationships in our cash management department. S&T views retail REPOS as a relatively stable source of funds since most of these accounts are with local, long-term customers.

Wholesale REPOS and federal funds purchased decreased
$10.8 million for the first six months of 1997 compared to the full year 1996 average. The availability and more favorable pricings of other funding sources has allowed S&T to meet the funding demands of loan growth without depending upon large amounts of wholesale REPOS. Core deposit increases, securities sales and the availability of reasonably priced longer term borrowings decreased the usage of wholesale REPO fundings in 1997.

Average long-term borrowings have increased $32.4 million in the first six months of 1997 as compared to the full year 1996 average. At June 30, 1997, S&T had long-term borrowings outstanding of $38.1 million at a fixed rate and $73.5 million at an adjustable rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings and to take advantage of lower cost funds through the FHLB's Community
Investment Program. All other long-term borrowings are related to the funding of the S&T Employee Stock
Ownership Plan (ESOP) loan. The loan was used by the ESOP to acquire treasury stock from S&T. This loan is recorded in the financial statements as other borrowed funds, offset by a reduction in shareholders' equity to reflect S&T's guarantee of the ESOP borrowing. The balance of the ESOP loan at June 30, 1997 was $0.2 million. The terms of this loan require annual principal payments and quarterly interest payments at a rate equal to 80% of the lender's prime rate.

Capital Resources

Shareholders' equity increased $12.5 million at June
30, 1997, compared to December 31, 1996. Net income was $16.1 million and dividends paid to shareholders were $7.9 million for the six months ended June 30, 1997. During the first six months of 1997, S&T paid
39% of 1997 net income in dividends, equating to an annual dividend rate of $1.12 per share.

The book value of S&T's common stock increased from $16.02 at December 31, 1996 to $16.89 at June 30,1997.
Equity associated with the available for sale securities portfolio increased $3.3 million during the first six months of 1997 due to stabilized interest rates and the resulting increase in values of debt and equity securities. The market price of S&T's common stock was $33.50 per share at June 30, 1997, an increase from $30.75 per share at December 31, 1996.

S&T continues to maintain a strong capital position with a leverage ratio of 11.9% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 15.3% and 16.6% respectively, at June 30, 1997. These ratios place
S&T well above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS

Six months ended June 30, 1997 compared to Six months ended June 30, 1996


Net Income

Net income increased to $16.1 million or $1.14 per share in the first six months of 1997 from $14.1 million or $1.00 per share for the same period of 1996. The significant improvement during the first six months of 1997 was the result of higher net interest income, increased noninterest income, higher security gains, partially offset by higher operating expense.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $2.8 million or 7% in the first six months of 1997 compared to the same period of 1996.
The net yield on interest-earning assets was 4.92% in the first six months of 1997 as compared to 4.88% in the same period of 1996.

Net interest income was positively affected by a $87.0 million, or 6% increase in average earning assets.
The bulk of funding for this asset growth was provided by deposits, borrowings and retained earnings. The level and mix of funds is continually monitored by ALCO in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

In the first half of 1997, average loans increased
$111.8 million, comprising most of the earning asset
growth, offset by a decrease of $33.3 million in
average securities.   The yields on average loans
remained relatively unchanged and average securities increased by 19 basis points during the period. The yield increase for securities is partially a result of selling lower yielding investments as part of the People's merger portfolio and balance sheet restructuring.

Average interest bearing deposits provided $23.9 million of the funds for the growth in loans and securities; cost of deposits totaled 4.26%, relatively unchanged from 1996. The cost of REPOS and other borrowed funds increased 5 basis points to 5.47%.

Also positively affecting net interest income was a $29.6 million increase to average net free funds.
Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over non-earning assets.

Maintaining consistent spreads between earning assets and costing liabilities is very significant to S&T's financial performance since net interest income comprises 89% of operating revenue. A variety of asset/liablity management strategies were successfully implemented within prescribed ALCO risk parameters that enabled S&T to maintain a net interest margin consistent with historical levels.

Provision for Loan Losses

The provision for loan losses decreased slightly to $2.4 million for the first six months of 1997 as compared to $2.7 million in the same period of 1996.
The decrease was the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio.

Credit quality statistics are an important factor in determining the amount of provision expense. Net loan charge-offs totaled $1.1 million for the first six months of 1997 compared to $1.8 million for the same period 1996. Nonperforming loans to total loans increased to 0.58% at June 30, 1997 as compared to 0.34% at June 30, 1996.

Also affecting the amount of provision expense is loan growth. Despite a $83.4 or 7% increase in average loans, S&T's allowance for loan losses to total loans remained relatively constant at 1.62% at June 30, 1997 compared to 1.61% at June 30, 1996.

Noninterest Income

Noninterest income increased $2.7 million or 48% in the first six months of 1997 compared to the same period of 1996. Increases included $0.3 million or 14% in service charges and fees and $2.4 million in security gains. Trust and other income remained constant during the first half of 1997.

The increase in service charges on deposit accounts was primarily the result of expanding new cash management relationships and management's continual effort to implement reasonable fees for services performed and to manage closely the collection of these fees.

Security gains were taken on available for sale equities securities in the first six months of 1997 in order to maximize returns by taking advantage of market opportunities when presented. These security gains helped to offset $2.2 million of merger related and nonrecurring expenses related to the acquisition of Peoples. Unrealized gains, net of unrealized losses, in the available for sale equities portfolio totaled $43.8 million at June 30, 1997.

Noninterest Expense

Noninterest expense increased $2.3 million or 12% at June 30, 1997 compared to June 30, 1996. The increase is primarily attributable to $2.2 million of merger related and other nonrecurring expenses associated with the acquisition of Peoples during the second quarter of 1997. Merger related and other nonrecurring expenses included costs for severance and early retirement programs that eliminated 38 duplicate positions, the write-off and conversion of data processing systems, as well as legal, accounting and investment banker expenses.

Recurring expense increases included $0.5 million resulting from normal year-end merit increases, offset by a $0.1 million decrease in FDIC insurance, a $0.2 million reduction of goodwill amortization relating to a 1991 branch acquisition, a $0.1 million reduction in ongoing data processing costs and smaller decreases in several expense categories totaling $0.1 million.
Average full -time equivalent staff decreased from 669 to 665. Severance and early retirement programs were implemented in May 1997, therefore the full effect of these programs are not yet fully reflected in the year to date full-time equivalent staff averages.

Federal Deposit Insurance Corporation (FDIC) premium expense decreased by 44% at June 30, 1997 as compared to the same period last year as a result of recapitalization legislature passed in September
1996. S&T Bank currently pays an annual premium of $.013 per $100 on Bank Insurance Fund deposits and
$.0648 per $100 on Savings Association Insurance Fund
(SAIF) deposits, the lowest premium possible under the FDIC's risk assessment program for determining deposit insurance premiums. S&T Bank has $168.1 million of deposits subject to the SAIF. These deposits are related to a thrift institution and branches acquired from the Resolution Trust Corporation in 1991.

Federal Income Taxes

Federal income tax expense increased $1.7 million at June 30, 1997 as compared to June 30, 1996 primarily as a result of higher pre-tax income in 1997. The effective tax rate for the first six months of 1997 was 29%, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).


RESULTS OF OPERATIONS

Three months ended June 30, 1997 compared to Three months ended June 30, 1996


Net Income

Net income increased to $8.3 million or $0.59 per share in the second quarter of 1997 from $7.1 million or $0.51 per share for the same period of 1996, a 16% improvement. This significant improvement is due to higher net interest income, lower provision expense, higher noninterest income, offset by significantly higher nonrecurring noninterest expense resulting from the acquisition of Peoples in May 1997.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $1.4 million or 7% in the second quarter of 1997 compared to the same period of 1996.
This improvement in net interest income resulted from a higher level of earning assets while maintaining fairly consistent spreads.

Average earning assets increased by $75.5 million as compared to the second quarter of 1996, primarily as a result $111.7 million of loan growth. Funding for this asset growth was provided by available for sale securities sales, deposits, borrowings and retained earnings.

Net interest margin on a fully taxable equivalent basis was 4.97% for the second quarter of 1997, as compared to 4.92% for the same period of 1996. The improvement in the net interest margin is primarily the result of the aforementioned balance sheet restructuring that increased earning asset yields.
Funding costs and mix were also positively affected by this restructuring, as well as a $14.5 million increase in core deposits.

Provision for Loan Losses

The provision for loan losses decreased to $0.8 million for the second quarter of 1997 compared to $1.6 million in the same period of 1996. Net loan charge-offs totaled $0.8 million for the second of 1997 compared to $0.7 million for the same period
1996. The extra provision expense in 1996 was a result of an effort to maintain S&T's allowance for loan losses to total loans at a relatively consistant level with loan growth and management's assessment of economic conditions , credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio.

Noninterest Income

Noninterest income increased $1.6 million or 55% in the second quarter of 1997 compared to the same period of 1996. Increases included $1.4 million in security/nonrecurring gains, $0.1 million in service charges and fees and $0.1 million in trust income.
Other income remained constant during the second quarter of 1997.

The increase in service charges on deposit accounts was primarily the result of expanding new cash management relationships and management's continual effort to implement reasonable fees for services performed and to manage closely the collection of these fees. The increase in trust fees is attributable to a change in methodology and timing of tax preparation fees collected in the second quarter of 1997.

Security gains were taken on available for sale equities securities in the second of 1997 in order to maximize returns by taking advantage of market opportunities when presented. The extra security gains helped to offset $1.8 million of merger related and nonrecurring expenses related to the acquisition of Peoples.
S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
CONDITION AND RESULTS OF OPERATIONS


Noninterest Expense

Noninterest expense increased $1.6 million or 16% in the second quarter of 1997 as compared to 1996. The increase is primarily attributable to the aforementioned merger related and other nonrecurring expenses associated with the acquisition of Peoples during the second quarter of 1997.

Recurring noninterest expense changes included $0.2 million for merit increases, offset by lower FDIC insurance expense, the elimination of goodwill amortization from a 1991 branch acquisition and smaller expense reductions in several other categories of noninterest expense totaling $0.1 million.

Federal Income Taxes

Federal income tax expense increased $1.0 million at June 30, 1997 as compared to June 30, 1996 primarily as a result of higher pre-tax income in 1997. The effective tax rate for the second quarter of 1997 was 29%, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

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

PART II

OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

        None.

(b) Reports on Form 8-K

        Form 8-K dated May 13, 1997

On May 2, 1997, S&T Bancorp, Inc. completed the merger of Peoples
Bank of Unity into its principal subsidiary, S&T Bank. Peoples Bank of Unity, had assets of $287 million, operated six offices in the eastern suburbs of Pittsburgh, including Plum Borough, Penn Hills, Monroeville, Oakmont and Holiday Park. All of these offices now operate under the S&T Bank name.

Under the terms of the merger agreement, Peoples Bank shareholders received 26.25 S&T common shares for each of the 115,660 outstanding Peoples Bank common shares. This resulted in a tax-free exchange, and the merger was accounted for as a pooling-of-interest. Based upon the market price of S&T Bancorp common stock on May 2, 1997, the transaction has a value of approximately $102 million.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       S&T Bancorp, Inc.
                                       (REGISTRANT)


Date:  August 14, 1997                 /s/ Robert E. Rout
                                       Robert E. Rout
                                       Senior Vice President
                                       and Chief Financial Officer)