Form 10-Q
period 1997-09-30
S&T BANCORP INC
filed 1997-11-10
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON D.C.  20549
                                  FORM 10-Q


(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended              September 30, 1997

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

      Common Stock, $2.50 Par Value - 14,138,145 shares as of October 24, 1997

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES





PART I.  FINANCIAL INFORMATION                                 Page No.



Item 1.  Financial Statements

         Condensed consolidated balance sheets -
         September 30, 1997 and December 31, 1996                     3

         Condensed consolidated statements of income -
         Three months ended September 30, 1997 and 1996               4
         and nine months ended September 30, 1997 and 1996

         Condensed consolidated statements of cash flows -
         Nine months ended September 30, 1997 and 1996                5

         Notes to condensed consolidated financial statements       6-9


Item 2.  Management's discussion and analysis of financial
           condition and results of operations                    10-17




PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                            18


SIGNATURES                                                           19

  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS

                                            September 30,    December 31,
                                                1997             1996
                                            (000's omitted except share data)
  ASSETS
      Cash and due from banks                   $43,400          $40,710
      Interest-earning deposits
          with banks                                104              109
      Federal funds sold                              0            6,465
      Securities:
      Available for sale                        441,266          449,801
      Held to maturity ( market value
          $50,334 in 1997 and $51,343
          in 1996)                               49,299           50,260
      Total Securities                          490,565          500,061

  Loans, net of allowance for loan
      losses of $20,392 in 1997 and
      $18,729 in 1996                         1,238,663        1,181,407
      Premises and equipment                     19,235           20,038
      Other assets                               40,185           38,255
  TOTAL ASSETS                               $1,832,152       $1,787,045


  LIABILITIES
      Deposits:
          Noninterest-bearing demand           $167,462         $159,268
          Interest-bearing demand                37,728           52,659
          Money market                          264,774          230,143
          Savings                               176,576          198,195
          Time                                  643,351          630,102
              Total Deposits                  1,289,891        1,270,367
      Securities sold under repurchase
           agreements                           121,425          114,205
      Federal funds purchased                       935              775
      Long-term borrowings                      123,118          136,618
      Other borrowed funds                          230              230
      Other liabilities                          46,421           38,732
  TOTAL LIABILITIES                           1,582,020        1,560,927

  SHAREHOLDERS' EQUITY
      Preferred stock, without par value,
           10,000,000 shares authorized
           and none outstanding
      Common stock  ($2.50 par value)
           Authorized-25,000,000 shares
           in 1997 and 1996
           Issued-14,857,019 shares in
           1997 and 1996                         37,142           37,142
      Additional paid in capital                 19,333           19,044
      Retained earnings                         171,239          157,982
      Net unrealized holding gains on
           securities available for sale         35,212           25,197
      Treasury stock (719,874 shares at
           September 30, 1997 and 746,003
           at December 31, 1996, at cost)       (12,564)         (13,017)
      Deferred compensation                        (230)            (230)
  TOTAL SHAREHOLDERS' EQUITY                    250,132          226,118
  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $1,832,152       $1,787,045


See Notes to Condensed Consolidated Financial Statements

  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                              For Three Months Ended    For Nine Months Ended
                                     September 30,             September 30,
                                      1997   1996              1997   1996
                                      (000's omitted except per share data)
INTEREST INCOME
  Loans, including fees           $27,670     $25,134      $81,003    $73,724
  Deposits with banks                   2           0            6          3
  Federal funds sold                   92          40          501        223
  Investment securities:
       Taxable                      6,364       6,948       19,004     20,204
       Tax-exempt                     550         701        1,741      2,204
       Dividends                      811         725        2,432      2,136
Total Interest Income              35,489      33,548      104,687     98,494

INTEREST EXPENSE
  Deposits :
       Interest-bearing demand        342         450        1,036      1,335
       Money market                 1,993       1,528        5,367      4,333
       Savings                      1,075       1,268        3,322      3,834
       Time                         9,027       8,376       25,793     24,846
  Securities sold under repurchase
       agreements                   1,538       1,889        4,842      5,325
  Federal funds purchased              64         100          304        274
  Long-term borrowings              1,704       1,165        5,142      3,564
  Other borrowed funds                  5          16           13         55
 Total Interest Expense            15,748      14,792       45,819     43,566
 NET INTEREST INCOME               19,741      18,756       58,868     54,928
  Provision for loan losses           750       1,225        3,100      3,875
 NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES        18,991      17,531       55,768     51,053

NONINTEREST INCOME:
  Service charges on deposit accounts 896         738        2,305      2,119
  Trust fees                        1,174       1,059        3,317      2,937
  Net securities/other gains(losses)  378         612        3,917      1,729
  Other                               777         821        2,178      2,201
Total Noninterest Income            3,224       3,231       11,717      8,986

NONINTEREST EXPENSE
  Salaries and employee benefits    5,540       5,265       17,503     16,093
  Occupancy, net                      638         633        1,989      2,017
  Furniture and equipment             559         666        2,580      2,048
  Data processing                     510         544        1,645      1,471
  FDIC assessment                      58         989          176      1,200
  Other                             2,686       2,832        8,699      8,369
Total Noninterest Expense           9,991      10,929       32,592     31,198
INCOME BEFORE INCOME TAXES         12,224       9,833       34,893     28,841
  Applicable income taxes           3,575       2,586       10,190      7,536
 NET INCOME                        $8,649      $7,247      $24,703    $21,305

PER COMMON SHARE
   Net Income                       $0.61       $0.51        $1.75      $1.51
   Dividends                         0.28        0.24         0.81       0.69
Average Common Shares Outstanding  14,132      14,077       14,129     14,113

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Nine Months Ended September 30,
                                                    1997               1996
                                                          (000's omitted)
Operating Activities
Net Income                                        $24,703            $21,304
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses                         3,100              3,875
  Provision for depreciation and amortization       1,643              1,364
  Net amortizaton of investment security premiums     470                417
  Net accretion of loan and deposit discounts           0               (343)
  Net gains on sales of securities available for
    sale                                           (3,813)            (1,646)
  Increase (decrease)in deferred income taxes          38               (521)
  Increase in interest receivable                  (1,226)            (1,213)
  Increase in interest payable                        189                643
  Decrease in other assets                          1,139              1,066
  Increase (decrease)in other liabilities            (891)                40
Net Cash Provided by Operating Activities          25,352             24,986

Investing Activities
Net redemption(increase in)interest-earning
  deposits with banks                                   5                (31)
Net decrease in federal funds sold                  6,465              7,015
Proceeds from maturities of held to maturity
  securities                                          952              9,152
Proceeds from maturities of securities available
  for sale                                         86,985             67,772
Proceeds from sales of securities available
  for sale                                         38,480             38,450
Purchases of held to maturity securities                0             (1,993)
Purchases of securities available for sale        (98,124)          (121,655)
Net increase in loans                             (70,541)           (74,673)
Proceeds from the sale of loans                    10,185             15,991
Purchases of premises and equipment                  (167)            (1,949)
Proceeds from the sale of premises and equipment     (673)               (82)
  Net Cash Used by Investing Activities           (26,433)           (62,003)

Financing Activities
Net increase in demand, NOW and
  savings deposits                                  6,275             16,741
Net increase in certificates of deposit            13,249             13,716
Net increase in repurchase agreements               7,220             22,121
Net increase in federal funds purchased               160             15,450
Decrease in long-term borrowings                  (13,500)           (14,987)
Acquisition of treasury stock                          (4)            (7,289)
Sale of treasury stock                                748              1,671
Cash dividends paid to shareholders               (10,258)            (8,015)
Decrease in obligation under capital lease           (119)              (218)
Net Cash Used by Financing Activities               3,771             39,190

Increase in Cash and Cash Equivalents               2,690              2,173
Cash and Cash Equivalents at Beginning of Period   40,710             46,477
Cash and Cash Equivalents at End of Period        $43,400            $48,650


See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements give retroactive effect to the merger of Peoples Bank of Unity with and into S&T Bancorp, Inc. The merger which was consumated on May 2, 1997 resulted in S&T issuing a total of 3,036,075 shares of common stock. The merger was accounted for on a pooling of interest basis and the financial statements are presented as if the merger had been consummated for all the periods presented, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1996.

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

NOTE B--SECURITIES

The amortized cost and estimated market value of securities as of September 30 are as follows:

   1997                                 Available for Sale
                                             Gross        Gross    Estimated
                             Amortized     Unrealized   Unrealized  Market
                               Cost          Gains       Losses      Value
                                                 (000's omitted)

   Obligations of U.S. government
     corporations and agencies    $269,134     $2,544      ($363)  $271,314
   Collateralized mortgage
     obligations of U.S.
     government corporations
     and agencies                   15,238        335                15,573
   U.S. Treasury securities         38,087      1,335                39,422
   Corporate Securities             11,251        197        (11)    11,437
   Debt securities available
     for sale                      333,710      4,411       (374)   337,746
   Marketable equity
     securities                     42,392     50,168        (33)    92,527
   Other securities                 10,993                           10,993
   Total                          $387,095    $54,579      ($407)  $441,266

   1997                                 Held To Maturity
                                             Gross         Gross    Estimated
                             Amortized     Unrealized    Unrealized  Market
                               Cost          Gains        Losses      Value
                                                (000's omitted)
   Obligations of states and
     political subdivisions        $39,538       $835       ($12)   $40,361
   Corporate securities              1,998        212                 2,210
   Debt securities held to
     maturity                       41,536      1,047        (12)    42,571
   Other securities                  7,763                            7,763
   Total                           $49,299     $1,047       ($12)   $50,334


S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued


NOTE B-SECURITIES

The amortized cost and estimated market value of securities as of December 31 are as follows:

          1996                        Available for Sale
                                           Gross       Gross     Estimated
                          Amortized      Unrealized  Unrealized   Market
                            Cost           Gains      Losses       Value
                                            (000's omitted)
   Obligations of U.S.
    government corporations
    and agencies               $234,632      $2,408   ($1,116)   $235,924
   Collateralized mortgage
    obligations of U.S.
    government corporations
    and agencies                 51,503         408      (267)     51,644
   U.S. Treasury securitie       57,187       1,555                58,742
   Corporate Securities          14,463         143       (56)     14,550
   Debt securities available
    for sale                    357,785       4,514    (1,439)    360,860
   Marketable equity
    securities                   40,161      35,868      (224)     75,805
   Other securities              13,136                            13,136
   Total                       $411,082     $40,382   ($1,663)   $449,801



          1996                           Held To Maturity
                                           Gross       Gross     Estimated
                             Amortized   Unrealized  Unrealized   Market
                              Cost         Gains      Losses       Value
                                      (000's omitted)
   Obligations of states
    and political
    subdivisions                 46,334         919       (52)     47,201
   Corporate securities           1,998         216                 2,214
                                 48,332       1,135       (52)     49,415
   Other securities               1,928                             1,928
         Total                  $50,260      $1,135      ($52)    $51,343

During the period ended September 30, 1997, there were $3,813,153 in realized gains relative to securities available for sale.

The amortized cost and estimated market value of securities at September 30, 1997, by contractual maturity, are shown below:

                                                            Estimated
                                      Amortized              Market
   Available for Sale                   Cost                  Value
                                                (000's omitted)
   Due in one year or less             $20,067               $20,284
   Due after one year through
    five years                          86,430                87,986
   Due after five years through
    ten years                          218,970               221,052
   Due after ten years                   8,242                 8,424
         Total                        $333,710              $337,746

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE B-SECURITIES
                                                             Estimated
                                      Amortized                Market
   Held to Maturity                      Cost                  Value
                                                  (000's omitted)
   Due in one year or less               $6,215                 $6,278
   Due after one year through
     five years                          18,770                 19,328
   Due after five years through
     ten years                           13,609                 13,954
   Due after ten years                    2,942                  3,011
         Total                          $41,536                $42,571

At September 30, 1997 and December 31, 1996 investment securities with a principal amount of $214,230,000 and $181,489,000 respectively, were pledged to secure repurchase agreements and public and trust fund deposits.

NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

                                   September 30, 1997     December 31, 1996
                                                  (000's omitted)
     Real estate - construction         $48,105                $35,508
     Real estate - mortgages:
       Residential                      520,989                513,424
       Commercial                       299,055                250,132
     Commercial - industrial
       and agricultural                 258,009                246,731
     Consumer installment               132,897                154,341
     Gross Loans                      1,259,055              1,200,136
     Allowance for loan losses         ($20,392)              ($18,729)
     Total Loans                      1,238,663              1,181,407


Changes in the allowance for loan losses for the nine months ended September 30 were as follows:

                                         1997                   1996
                                                (000's omitted)
     Balance at beginning
     of period                          $18,729                $17,065
     Charge-offs                         (2,137)                (4,057)
     Recoveries                             699                  1,727
     Net charge-offs                     (1,438)                (2,330)
     Provision for loan losses            3,100                  3,875
     Balance at end of period           $20,392                $18,610

At September 30, 1997 and December 31, 1996, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114, as amended by FASB Statement
No. 118, was $14,600,000 and $10,687,000, respectively, after cumulative charge-offs of
$3,690,000 at September 30, 1997 and $3,458,000 at December 31, 1996.  Of these impaired investments, none were on nonaccrual at September 30, 1997 and $6,487,000 at December 31,
1996.  The average recorded investment in impaired loans at September 30, 1997 and December
31, 1996 was $11,000,000 and $4,256,000, respectively.  S&T Bank has recorded an allowance for loan losses for all impaired loans totaling $2,700,000 and $2,605,000 at
September 30, 1997 and December 31, 1996, respectively.  Interest income on impaired loans of $1,000,000 and $1,103,000 was recognized at September 30, 1997 and December 31, 1996, respectively.  Of this interest income recognized on impaired loans, primarily all was recognized using a cash basis method of accounting.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisify the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $278,838,000 and obligations under standby letters of credit totaled $51,590,000 at September 30, 1997.

At September 30, 1997, S&T had no marketable equity securities, totaling $1,573,324 at amortized cost and $3,990,538 at estimated market value, that were subject to covered call option contracts. The purpose of these contracts was to gererate fee income for S&T.

NOTE E - LITIGATION

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. No material losses are anticipated by management as a result of these legal proceedings.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is presented so
that shareholders may review in further detail the
financial condition and results of operations of S&T
Bancorp, Inc. and subsidiaries (S&T).  This discussion
and analysis should be read in conjunction with the
condensed consolidated financial statements and the
selected financial data presented elsewhere in this
report.   All prior period amounts have been restated
to reflect the pooling of interest transaction with Peoples Bank of Unity (Peoples) which closed on May 2,
1997.

Financial Condition

Total assets averaged $1.8 billion in the first nine months of 1997, a $80.4 million increase from the 1996 full year average. Average loans increased $94.6 million and average securities and federal funds decreased $22.2 million in the first nine months of 1997 compared to the 1996 full year averages. Funding for this loan growth was primarily provided by the aforementioned decrease in average securities and federal funds, a $33.1 million increase in average deposits, a $21.8 million increase in average retained earnings and a $19.6 million increase in average borrowings.

Lending Activity

Total loans at September 30, 1997 were $1.3 billion, a $58.9 million or 4.9% increase from December 31, 1996.
Average loans increased $94.6 million, or 8% to $1.2
billion for the nine months ended September 30, 1997 from the 1996 full year average. Changes in the composition of the loan portfolio during 1997 included increases of $11.3 million of commercial loans, $9.0 million of residential mortgages and $60.1 million of commercial real estate loans, offset by a decrease of $21.5 million of installment loans.

Commercial real estate loans comprise 24% of the loan portfolio. Although real estate loans can be an area of higher risk, management believes these risks are mitigated by limiting the percentage amount of portfolio composition, a rigorous underwriting review by loan administration and the fact that many of the commercial real estate loans are owner-occupied and/or seasoned properties that were refinanced from other banks.

Residential mortgage lending continued to be a strategic area of focus during the first nine months of 1997 through a centralized mortgage origination department, ongoing product redesign and the utilization of commission compensated originators.
Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies. These policies generally require a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At September 30, 1997 the residential mortgage portfolio had a 27% composition of adjustable rate mortgages.

Installment loan decreases are primarily associated
with significantly lower  volumes in the indirect auto
loan category and a $7.0 million sale of the student
loan portfolio.   Pricing pressures have been
unusually intense in the indirect market during the
last twenty-one months and the decision was made to
temporarily deploy investable funds into other higher
yielding and lower risk earning assets.  In the second
quarter of 1996, S&T implemented an indirect auto
leasing program and currently has $4.3 million of
outstanding auto leases.   Recent changes in
government regulations have significantly decreased the profit potential of guaranteed student loans. S&T will continue to distribute student loan applications for customer convenience, but will not fund or hold the loans.

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

Security Activity

Average securities decreased $28.3 million in the first nine months of 1997 compared to the 1996 full year average. The decrease in the average investment portfolio was related to decreases in average taxable securities of $19.5 million and tax-exempt state and municipal securities average balances of $8.8 million.
The decreases in average taxable investment securities were principally comprised of $34.0 million of U.S.
Treasury securities, $45.1 million of mortgage backed securities and $2.0 million in other corporate securities. Offsetting these decreases were average increases of $54.5 million in U.S. Government Agency securities, $4.4 million of common stocks and $2.7 million of Federal Home Loan Bank (FHLB) stock.

During 1997 S&T sold $27.9 million of mortgaged backed securities and $6.0 million of U.S. agency securities classified as available for sale. These sales were made as part of a balance sheet restructuring in order to integrate the investment and asset/liability management strategies of S&T and Peoples following the merger. The equity securities sales of $4.9 million were made in order to maximize returns when market opportunities are presented.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks to take advantage of the dividends received deduction for corporations. During 1997, the equity portfolio yielded 10.6% on a fully taxable equivalent basis and had unrealized gains net of nominal unrealized losses, of $50.1 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to change in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

S&T's policy for security classification included U.S.
Treasuries, U.S. government agencies, mortgage-backed securities, CMOs and corporate equities as available for sale. Municipal securities and other debt securities are classified as held to maturity. At
September 30, 1997, unrealized gains, net of unrealized losses for securities classified as available for sale were approximately $54.2 million.

Allowance for Loan Losses

The allowance for loan losses increased to $20.4 million or 1.62% of total loans at September 30, 1997, as compared to $18.7 million or 1.56% of total loans at December 31, 1996. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans, review of economic conditions and business trends, historical loss experience, growth and composition of the loan portfolio as well as other relevant factors.

The balance of nonperforming loans, at September 30, 1997 which includes nonaccrual loans past due 90 days or more, was $4.1 million, or 0.32% of total loans.
This compares to nonperforming loans of $10.3 million or 0.86% of total loans at December 31, 1996. The decrease is attributable to one commercial real estate loan that went into nonperforming status in the fourth quarter of 1996, was resolved in the first quarter of 1997, and is now back in the performing category.
Asset quality is a major corporate objective at S&T and management believes that the total allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $33.1 million, or 3% for the nine months ended September 30, 1997 as compared to the 1996 average. Changes in the average deposit mix included a $16.0 million increase in time deposits, $26.6 million increase in money market accounts and a $7.9 million increase in demand accounts, offset by a $14.4 million decrease in savings accounts and a $3.0 million decrease in NOW accounts.

Special rate deposits of $100 thousand and over were 8% of total deposits at September 30, 1997 and December 31, 1996 and primarily represent deposit relationships with local customers in our market area.
Retail time deposit increases of $13.1 million were the result of expanded promotional programs.

During the second half of 1995, S&T issued $25.0 million of retail certificates of deposits through two brokerage firms, further broadening the availability of reasonably priced deposit funds. At September 30, 1997, there were $26.6 million of these brokered retail certificates of deposits outstanding. Money market accounts were recently repriced in order to be more competitive with money funds offered by brokerage firms. As a result of this repricing and proactive sales activities to high-balance deposit customers, S&T has experienced a significant shift in funds from savings to money market accounts. Although this strategy tends to increase cost of funds, management believes it is necessary for customer retention and the development of long-term relationships.

The decrease in NOW balances is attributable to the implementation of a NOW money market sweep product on the accounts acquired from Peoples that reduces the amount of Federal Reserve Requirements.

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

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Borrowings

Average borrowings increased $19.6 million for the nine months ended September 30, 1997 compared to the 1996 annual average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOS increased approximately $7.6 million for the first nine months of 1997 compared to the full year 1996 average.
This increase is primarily attributable to new REPO sweep relationships in our cash management department.
S&T views retail REPOS as a relatively stable source of funds since most of these accounts are with local, long-term customers.

Wholesale REPOS and federal funds decreased $18.3 million for the first nine months of 1997 compared to the full year 1996 average. The availability and more favorable pricings of other funding sources has allowed S&T to meet the funding demands of loan growth without depending upon large amounts of wholesale
REPOS. Core deposit increases, securities sales and the availability of reasonably priced longer term borrowings decreased the usage of wholesale REPO fundings in 1997.

Average long-term borrowings have increased $30.3 million in the first nine months of 1997 as compared to the full year 1996 average. At September 30, 1997, S&T had long-term borrowings outstanding of $49.6 million at a fixed rate and $73.5 million at an adjustable rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings and to take advantage of lower cost funds through the FHLB's
Community Investment Program. All other long-term borrowings are related to the funding of the S&T
Employee Stock Ownership Plan (ESOP) loan. The loan was used by the ESOP to acquire treasury stock from S&T. This loan is recorded in the financial statements as other borrowed funds, offset by a reduction in shareholders' equity to reflect S&T's guarantee of the ESOP borrowing. The balance of the ESOP loan at September 30, 1997 was $0.2 million. The terms of this loan require annual principal payments and quarterly interest payments at a rate equal to 80% of the lender's prime rate.

Capital Resources

Shareholders' equity increased $24.0 million at September 30, 1997, compared to December 31, 1996.
Net income was $24.7 million and dividends paid to shareholders were $10.3 million for the nine months ended September 30, 1997. During the first nine months of 1997, S&T paid 42% of 1997 net income in dividends, equating to an annual dividend rate of $1.12 per share.

The book value of S&T's common stock increased from $16.02 at December 31, 1996 to $17.69 at September
30,1997. Equity associated with the available for sale securities portfolio increased $10.0 million during the first nine months of 1997 due to stabilized interest rates and the resulting increase in values of debt and equity securities. The market price of S&T's common stock was $38.25 per share at September 30, 1997, an increase from $30.75 per share at December
31, 1996.

S&T continues to maintain a strong capital position with a leverage ratio of 11.8% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 17.1% and 18.4% respectively, at September 30, 1997. These ratios place S&T well above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine months ended September 30, 1997 compared to Nine months ended September 30, 1996

Net Income

Net income increased to $24.7 million or $1.75 per share in the first nine months of 1997 from $21.3 million or $1.51 per share for the same period of 1996. The significant improvement during the first nine months of 1997 was the result of higher net interest income, increased noninterest income, higher security gains, partially offset by higher operating expense.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $3.8 million or 7% in the first nine months of 1997 compared to the same period of 1996.
The net yield on interest-earning assets was 4.90% in the first nine months of 1997 as compared to 4.85% in the same period of 1996.

Net interest income was positively affected by a $85.6 million, or 5% increase in average earning assets.
The bulk of funding for this asset growth was provided by deposits, borrowings and retained earnings. The level and mix of funds is continually monitored by ALCO in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

In the first nine months of 1997, average loans
increased $110.3 million, comprising most of the
earning asset growth, offset by a decrease of $31.6
million in average securities.   The yields on average
loans remained relatively unchanged and average
securities increased by 5 basis points during the
period.   The yield increase for securities is
partially a result of selling lower yielding investments as part of the People's merger portfolio and balance sheet restructuring.

Average interest bearing deposits provided $29.9 million of the funds for the growth in loans; cost of deposits totaled 4.30%, relatively unchanged from 1996. The cost of REPOS and other borrowed funds increased 9 basis points to 5.51%. More longer-term borrowings were utilized in 1997 in order to mitigate interest rate risk.

Also positively affecting net interest income was a $32.7 million increase to average net free funds.
Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over non-earning assets.

Maintaining consistent spreads between earning assets and costing liabilities is very significant to S&T's financial performance since net interest income comprises 89% of operating revenue. A variety of asset/liablity management strategies were successfully implemented within prescribed ALCO risk parameters that enabled S&T to maintain a net interest margin consistent with historical levels.

Provision for Loan Losses

The provision for loan losses decreased slightly to $3.1 million for the first nine months of 1997 as compared to $3.9 million in the same period of 1996.
The decrease was the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio. Also, during the third quarter of 1996, prior to the merger, Peoples significantly increased its loan loss reserve on the recommendation of external auditors.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Credit quality statistics are an important factor in determining the amount of provision expense. Net loan charge-offs totaled $1.4 million for the first nine months of 1997 compared to $2.3 million for the same period 1996. Nonperforming loans to total loans was 0.32% at September 30, 1997 and 1996.

Also affecting the amount of provision expense is loan growth. Despite a $94.6 or 8% increase in average loans, S&T's allowance for loan losses to total loans remained relatively constant at 1.62% at September 30, 1997 compared to 1.60% at September 30, 1996.

Noninterest Income

Noninterest income increased $2.7 million or 30% in the first nine months of 1997 compared to the same period of 1996. Increases included $0.4 million or 13% in service charges and fees, $0.2 million in trust income and $2.1 million in security gains. Other income remained constant during the first nine months of 1997.

The increase in service charges on deposit accounts was primarily the result of expanding new cash management relationships and management's continual effort to implement reasonable fees for services performed and to manage closely the collection of these fees. The increase in trust fees is attributable to expanded marketing efforts to develop new trust business and to develop new relationships within the Allegheny county market.

Security gains were taken on available for sale equities securities in the first nine months of 1997 in order to maximize returns by taking advantage of market opportunities when presented. These security gains helped to offset $2.2 million of merger related and nonrecurring expenses related to the acquisition of Peoples. Unrealized gains, net of unrealized losses, in the available for sale equities portfolio totaled $50.1 million at September 30, 1997.

Noninterest Expense

Noninterest expense increased $1.4 million or 4% at September 30, 1997 compared to September 30, 1996.
The increase is primarily attributable to $2.2 million of merger related and other nonrecurring expenses associated with the acquisition of Peoples during the second quarter of 1997, offset by higher FDIC insurance expense in 1996 relating to the one-time surcharge of 65.6 basis points on any financial institution holding Savings Association Insurance Fund
(SAIF) deposits. Merger related and other nonrecurring expenses included costs for severance and early retirement programs that eliminated 38 duplicate positions, the write-off and conversion of data processing systems, as well as legal, accounting and investment banker expenses.

Recurring expense changes included a $0.7 million increase resulting from normal year-end staff merit increases, a $0.3 million reduction of goodwill amortization relating to a 1991 branch acquisition, a $0.2 million increase in ongoing data processing costs and smaller increases in several expense categories totaling $0.3 million.
Average full-time equivalent staff decreased from 675 to 667. Severance and early retirement programs were implemented in May 1997, therefore the full effect of these programs are not yet fully reflected in the year to date full-time equivalent staff averages.

Federal Deposit Insurance Corporation (FDIC) premium expense decreased by 85% or $1.0 million at September 30, 1997 as compared to the same period last year as a result of recapitalization legislature passed in September 1996.
S&T Bank currently pays an annual premium of $.013 per $100 on Bank Insurance Fund deposits and $.0648 per
$100 on SAIF deposits, the lowest premium possible under

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

the FDIC's risk assessment program for determining deposit insurance premiums. S&T Bank has $168.1 million of deposits subject to the SAIF. These deposits are related to a thrift institution and branches acquired from the Resolution Trust Corporation in 1991.

Federal Income Taxes

Federal income tax expense increased $2.7 million at September 30, 1997 as compared to September 30, 1996 primarily as a result of higher pre-tax income in 1997 and nondeductible merger related expenses. The effective tax rate for the first nine months of 1997 was 29%, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

RESULTS OF OPERATIONS

Three months ended September 30, 1997 compared to Three months ended September 30, 1996

Net Income

Net income increased to $8.6 million or $0.61 per share in the third quarter of 1997 from $7.2 million or $0.51 per share for the same period of 1996, a 19% improvement. This significant improvement is due to higher net interest income, lower provision expense, higher noninterest income, offset by significantly higher nonrecurring noninterest expense resulting from the acquisition of Peoples in May 1997.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $1.0 million or 5% in the third quarter of 1997 compared to the same period of 1996.
This improvement in net interest income resulted from a higher level of earning assets while maintaining fairly consistent spreads.

Average earning assets increased by $78.9 million as compared to the third quarter of 1996, primarily as a result $107.4 million of loan growth. Funding for this asset growth was provided by available for sale securities sales, deposits, borrowings and retained earnings.

Net interest margin on a fully taxable equivalent basis was 4.85% for the third quarter of 1997, as compared to 4.90% for the same period of 1996. The decrease in the net interest margin is primarily the result of the aforementioned balance sheet restructuring that increased long-term borrowings.

Provision for Loan Losses

The provision for loan losses decreased to $0.8
million for the third quarter of 1997 compared to $1.2 million in the same period of 1996. Net loan charge-offs totaled $0.3 million for the third quarter of 1997 compared to $0.6 million for the same period 1996.
The extra provision expense in 1996 was a result of an effort to maintain S&T's allowance for loan losses to total loans at a relatively consistant level with loan growth and management's assessment of economic conditions , credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio. During the third quarter of 1996, prior to the merger, Peoples significantly increased its loan loss reserve on the recommendation of external auditors.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income remained constant at $3.2 million in the third quarter of 1997 and 1996. Component changes included a $0.2 million decrease in security/nonrecurring gains, $0.1 million increase in service charges and fees and $0.1 million in trust income. Other income remained constant during the third quarter of 1997.

The increase in service charges on deposit accounts was primarily the result of expanding new cash management relationships and management's continual effort to implement reasonable fees for services performed and to manage closely the collection of these fees. The increase in trust fees is attributable to expanded marketing efforts to develop new trust business and to develop new relationships within the Allegheny county market.

Security gains were taken on available for sale equities securities in the third quarter of 1997 in order to maximize returns as market opportunities were presented.

Noninterest Expense

Noninterest expense decreased $0.9 million or 9% in the third quarter of 1997 as compared to1996. The decrease is primarily attributable to the aforementioned FDIC one-time surcharge during the third quarter of 1996.

Recurring noninterest expense changes included $0.3 million for annual staff merit increases, offset by lower FDIC insurance expense, the elimination of goodwill amortization from a 1991 branch acquisition and smaller expense reductions in several other categories of noninterest expense totaling $0.1 million.

Federal Income Taxes

Federal income tax expense increased $1.0 million at September 30, 1997 as compared to September 30, 1996 primarily as a result of higher pre-tax income in 1997. The effective tax rate for the third quarter of 1997 was 29%, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and LIHTC.

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

PART II

OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

        None.

(b) Reports on Form 8-K

        Form 8-K dated September 12, 1997

     On September 18, 1997, the Board of Directors of S&T Bancorp announced that it has accepted Robert D. Duggan's retirement plans. Duggan intends to retire as chief executive officer of the Corporation and S&T Bank, effective December 31, 1997. Duggan has been the chief executive officer of S&T Bancorp and S&T Bank since 1982. He will remain the chairman of both Boards of Directors.

     James C. Miller, president and chief operating officer of S&T Bancorp and S&T Bank, will become chief executive officer of both organizations, effective January 2, 1998. Mr. Miller has been the chief operating officer of the holding company and the bank since 1993. Mr. Miller joined S&T Bank in 1983, when S&T acquired Univank in Brookville, PA where he was an Executive Vice President.

     On September 12, 1997, Robert D. Duggan, chairman and chief executive officer of S&T Bancorp, announced that Jeffrey D. Grube and Alan Papernick have been appointed to the S&T Bancorp Board of Directors.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       S&T Bancorp, Inc.
                                       (REGISTRANT)


Date:  November 10, 1997              /s/ Robert E. Rout
                                       Robert E. Rout
                                       Senior Vice President
                                       and Chief Financial Officer)