Form 10-K
period 1997-12-31
S&T BANCORP INC
filed 1998-03-23
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
       FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1997

Commission file number 0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania
(State or other jurisdiction of incorporation of organization)

      25-1434426
(I.R.S. Employer Identification No.)

800 Philadelphia Street,  Indiana, PA     15701
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including(724)-349-2900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $2.50 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes     X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
form 10-K or any amendment to this form 10-K.  {   }

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 1998:

Common Stock, $2.50 par value -   $663,641,104

The number of shares outstanding of the issuer's classes of common stock as of February 27, 1998:

Common Stock, $2.50 par value -   13,831,604 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1997 are incorporated by reference into Part II.

Portions of the proxy statement for the annual shareholders meeting to be held April 20, 1998 are incorporated by reference into Part III.

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

   As of December 31, 1997, S&T had $1.9 billion in total assets, $260 million in total shareholders' equity and $1.3 billion in total deposits. Deposits are insured by the Federal Deposit Insurance Corporation to the full extent provided by law.

   Total trust assets were approximately $579 million at December 31, 1997. Trust services include services as executor and trustee under wills and deeds, and as guardian and custodian of employee benefit trusts.

   S&T Bank is a full service bank with its main office at 800 Philadelphia Street, Indiana, Pennsylvania, providing service to its customers through a branch network of thirty-seven offices located in Armstrong, Allegheny, Indiana, Jefferson, Clearfield and Westmoreland counties.

   S&T Bank's services include accepting time and demand deposit accounts, making secured and unsecured commercial and consumer loans, providing letters of credit, and offering discount brokerage services, personal financial plan-ning and credit card services. S&T Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). S&T Bank does not experience significant fluctuations in deposits.

Employees

   As of December 31, 1997, S&T Bank had a total of 664 full-time equivalent employees. S&T provides a variety of employment benefits and considers its relationship with its employees to be good.

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

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise.

S&T Bank

     As a state-chartered commercial bank, the deposits of which are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corpor-ation ("FDIC"), S&T Bank is subject to the supervision and regulation of the Pennsylvania Department of Banking ("PADB") and the FDIC. S&T Bank also is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted, and limits on the type of other activities in which S&T Bank may engage and the investments it may make. Various consumer and compliance laws and regul-ations also affect S&T Bank's operations.

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

Capital

     The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizatons they supervise. Under the risk-based capital requirements, S&T and S&T Bank each generally is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit), of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance ("Tier 2 capital") and, together with Tier 1 capital, ("Total capital"). At December 31, 1997, S&T's Tier 1 and Total capital ratios were 16.97 percent and 18.22 percent, respectively, and the ratios of Tier 1 capital and Total capital to total risk-adjusted assets for S&T Bank were 13.12 percent and 14.37 percent, respectively.

     In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to three percent for bank and bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing significant growth or expansion. All other banks and bank holding companies will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. S&T's leverage ratio at December 31, 1997 was
11.70 percent, and S&T Bank's leverage ratio was 9.24 percent.

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

Payment of Dividends

     S&T is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of the revenues of S&T result from amounts paid as dividends to S&T by S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to S&T.
In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. S&T does not expect that any of these laws, regulations or policies will materially impact its ability or the ability of S&T Bank to pay dividends. During the year ended December 31, 1997, S&T Bank paid $14.2 million in cash dividends to S&T.

Other Safety and Soundness Regulations

     The federal banking agencies possess broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," as defined by the law. As of December 31, 1997, S&T Bank was classified as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions and is not intended to be, and should not be interpreted as, a representation of overall financial condition or prospects of any financial institution.

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

Interstate Banking and Branching

     The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nation-wide and state-imposed concentration limits. Effective June 1, 1997, S&T Bank will have the ability, subject to certain restrictions, including state opt-out provisions, to acquire by acquisition or merger, branches of banks located outside of Pennsylvania, its home state. States may affirmatively opt-in to permit these transactions earlier, which Pennsylvania, among other states, has done. The establishment of de novo interstate branches also will be possible in those states that expressly permit it. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

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

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

  The following discussion and analysis is presented so that shareholders may review in further detail the financial condition and results of operations of S&T. This discussion and analysis should be read in conjunction with the consolidated financial statements, selected financial data and management's discussion and analysis incorporated by reference. References to assets and liabilities and changes thereto represent daily average balance for the periods discussed, unless otherwise noted.

  Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Interest on loans to and obligaions of state, municipalities and other public entities is not subject to federal income tax. As such, the stated (pre-tax) yield on these assets is lower than the yields on taxable assets of similar risk and maturity. In order to make the pre-tax income and resultant yields comparable to taxable loans and investments, a taxable equivalent adjustment was added to interest income in the tables below. This adjustment has been calculated using the U.S. federal statutory income tax rate of 35% for 1997, 1996 and 1995. The following table demonstrates the amount that has been added to interest income per the summary of operations. [CAPTION]

                                                Year Ended December 31

                                            1997         1996         1995
                                               (In thousands of dollars)
Interest income per consolidated
   statements of income                  $141,101     $132,442     $127,020
Adjustment to fully taxable
  equivalent basis                          3,333        3,469        3,550
Interest income adjusted to fully
  taxable equivalent basis                144,434      135,911      130,570
Interest expense                           62,284       58,589       57,677

Net interest income adjusted to fully
  taxable equivalent basis                $82,150      $77,322      $72,893

Average Balance Sheet and Net Interest Income Analysis
[CAPTION]

                                                                  December 31
                                                   1997                        1996                        1995
                                         Average            Yield  Average             Yield  Average             Yield/
                                         Balance  Interest  Rate   Balance   Interest  Rate   Balance    Interest Rate
                                                                   (In thousands of dollars)
ASSETS

Interest-earning assets:
   Loans (1)(2)                        $1,234,733 $109,779  8.89% $1,131,186 $100,373  8.87% $1.063.276  $96,501  9.08%
   Taxable investment securities (2)      405,733   30,663  7.56%    411,560   30,871  7.50%    397,545   28,739  7.23%
   Tax-exempt investment securities (2)    41,850    3,461  8.27%     52,026    4,332  8.33%     56,386    4,781  8.48%
   Interest-earning deposits with banks       218        8  3.67%         73        5  6.85%      1,744      143  8.20%
   Federal funds sold                       9,528      523  5.49%      6,097      330  5.41%      6,976      406  5.82%
Total interest-earning assets (3)       1,692,062  144,434  8.54%  1,600,942  135,911  8.49%  1,525,927  130,570  8.56%

Noninterest-earning assets:
   Cash and due from banks                 36,185                     38,741                     38,584
   Premises and equipment, net             19,752                     19,419                     19,444
   Market value appreciation of
     securities available for sale         46,626                     33,524                     23,164
   Other assets                            38,971                     36,972                     36,277
Less allowance for loan losses            (19,802)                   (17,630)                   (15,977)
                                       $1,813,794                 $1,711,968                 $1,627,419

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
   Demand deposits                       $111,097   $1,383  1.24%   $113,795    $1,723  1.51%  $114,177  $1,899  1.66%
   Money market accounts                  183,259    7,389  4.03%    152,692     5,905  3.87%   128,661   4,926  3.83%
   Savings deposits                       187,394    4,340  2.32%    206,287     5,049  2.45%   227,712   6,037  2.65%
   Time deposits                          626,192   34,854  5.57%    605,693    33,448  5.52%   555,035  31,415  5.66%
   Federal funds purchased                  8,369      472  5.64%      5,812       319  5.49%     7,851     474  6.04%
   Securities sold under agreements
     to repurchase                        126,481    6,602  5.22%    135,199     7,006  5.18%   150,221   8,482  5.65%
   Long-term borrowings                   123,722    7,227  5.84%     88,613     5,071  5.72%    73,154   4,326  5.91%
   Other borrowed funds                       230       17  7.39%        641        68 10.61%     1,042     118 11.32%
Total interest-bearing liabilities (3)  1,366,744   62,284  4.56%  1,308,732    58,589  4.48% 1,257,853  57,677  4.59%

Noninterest-bearing liabilities:
  Demand deposits                         161,339                    151,863                    141,966
  Other                                    42,048                     34,235                     29,086

Shareholders' equity                      243,663                    217,138                    198,514
                                       $1,813,794                 $1,711,968                 $1,627,419

Net interest income                               $82,150                      $77,322                  $72,893
Net yield on interest-earning assets                       4.85%                        4.83%                    4.78%

(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis, including the dividend received deduction for equity securities, using the statutory federal income tax rate of 35% for 1997, 1996 and 1995.
(3) Yields are calculated using historical cost basis.

     The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:
[CAPTION]

                                      1997 Compared to 1996           1996 Compared to 1995
                                  Increase (Decrease) Due to (1)  Increase (Decrease) Due to (1)
                                      Volume    Rate    Net           Volume   Rate     Net
                                                     (In thousands of dollars)
Interest earned on:
  Loans (2)                           $9,188    $218  $9,406         $6,097  ($2,225)  $3,872
  Taxable investment securities (2)     (437)    229    (208)         1,262      870    2,132
  Tax-exempt investment securities (2)  (847)    (24)   (871)          (363)     (86)    (449)
  Interest-earning deposits               10      (7)      3           (137)      (1)    (138)
  Federal funds sold                     186       7     193            (40)     (36)     (76)
Total interest-earning assets         $8,100    $423  $8,523         $6,819  ($1,478)  $5,341


Interest paid on:
  Demand deposits                       ($41)  ($299)  ($340)          ($5)    ($171)   ($176)
  Money market accounts                1,182     302   1,484           990       (11)     979
  Savings deposits                      (462)   (247)   (709)         (728)     (260)    (988)
  Time deposits                        1,132     274   1,406         2,852      (819)   2,033
  Securities sold under agreements
    to repurchase                       (452)     48    (404)         (848)     (628)  (1,476)
  Federal funds purchased                140      13     153          (123)      (32)    (155)
  Long-term borrowings                 2,009     147   2,156           914      (169)     745
  Other borrowed funds                   (44)     (7)    (51)          (47)       (3)     (50)
Total interest-bearing liabilities    $3,464    $231  $3,695        $3,005   ($2,093)     912

Change in net interest income                         $4,828                           $4,429


(1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) Tax-exempt income is on an FTE basis using the statutory federal income tax rate of 35% for 1997, 1996 and 1995.

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

   The schedule below presents S&T's interest rate sensitivity at December
31, 1997 using gap analysis. The gap and cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. ALCO policy guidelines for cumulative gap in the six and twelve month time frames, annually approved by the S&T Board of Directors, is currently a .85 to 1.15 range. Management believes this range provides an acceptable and manageable level of interest rate risk for S&T. Significant to gap analysis is the expected rate of asset prepayment, calls on securities and the behavior of depositors during periods of changing interest rates.
For example, in periods of declining interest rates, borrowers can be expected to accelerate loan prepayments and refinancings; depositors will tend to hold those certificates of deposits with rates currently higher than the market. Conversely, in a rising interest rate scenario, borrower refinancings and prepayments typically decrease, while deposit shifting and early withdrawals tend to accelerate as depositors position funds to earn higher yields.

   ALCO continually monitors these historical behavior patterns through periods of changing interest rates, and uses this information to develop loan prepayments and decay rates for Core Deposits (demand, NOW, savings). The gap analysis below incorporates a flat rate scenario, and the following significant assumptions:
[CAPTION]

Monthly loan prepayments above contractual requirements
    5 year ARM - Commercial Real Estate                               0.50 %
    Fixed Rate - Commercial Real Estate                               1.25
    Residential Real Estate                                           1.00
    New Indirect Auto Loans                                           2.00
    Other Installment Loans                                           2.25

Deposit behavioral patterns/decay rate assumptions

    NOW and Savings - Year #1                                        25.00 %
    NOW and Savings - Year #2                                        25.00
    NOW and Savings - beyond Year #2                                 50.00
    Money market pricing is indexed and tiered to market interest
        rates.                                                           NA
    S&T has not historically experienced fluctuations in demand
        deposit balances during periods of interest rate fluctuations.   NA

Swaps

     Reflects that portion of borrowings whose interest rate risk is reduced due to the effects of interest rate swaps.

Interest Rate Sensitivity
December 1997
(thousands of dollars)
[CAPTION]

                   GAP                1-6 Months  7-12 Months 13-24 Months >2 Years
Repricing Assets:
  Cash/Due From Banks                         $0         $0         $0    $35,951
  Securities                             120,604    121,097    122,250    204,371
  Net Loans                              499,365    132,772    168,825    452,353
  Other Assets                                 0          0          0     61,192
       Total                            $619,969   $253,869   $291,075   $753,867

Repricing Liabilities:
  Demand                                      $0         $0         $0   $165,727
  NOW                                     13,954     13,954     27,908     55,817
  Money Market                           196,823          0          0          0
  Savings/Clubs                           21,898     21,898     43,796     87,594
  Certificates                           185,473    120,806    187,257    141,755
  Repos & Short-term Borrowings          153,660        532          0        258
  Long-term Borrowings                    94,730          0          0     49,618
  Swaps                                        0     15,000          0     10,000
  Other Liabilities/Equity                     0          0          0    310,322
       Total                            $666,538   $172,190   $258,961   $821,091

GAP                                     ($46,569)   $81,679    $32,114   ($67,224)

Cumulative GAP                          ($46,569)   $35,110    $67,224         $0

                                                                       Immediate
                                                  Current   Policy    Core Deposit
Rate Sensitive Assets/Rate Sensitive Liabilities   Month   Guideline    Repricing
Cumulative 6 months                                0.93    .85-1.15       0.68
Cumulative 12 months                               1.04    .85-1.15       0.83

     S&T's six month gap position at December 31, 1997 is liability sensitive; the one year gap is asset sensitive. Liability sensitive means that more liabilities than assets of S&T will reprice during the measured time frames; asset sensitivety has the opposite meaning. The implications of a liability sensitive position, or an asset sensitive position, will differ depending upon the current trend of market interest rates.

     For example, a liability sensitive position in a declining interest rate environment, the cost of S&T repricing liabilities can theoretically be expected to decline more quickly than the yields on repricing assets. This situation would cause an increase to S&T's interest rate spreads, net interest income and to operating income. Liquidity impacts would not be material in the short-term; in the long-term, improved operating income is always beneficial to liquidity issues.

     Conversely, a liability sensitive gap position in a rising interest rate scenario would theoretically have a negative impact to interest rate spreads, net income and to operating income. Liquidity impacts in this scenario, other than increased costs, would not be material unless serious ongoing declines in operating results caused depositors, lenders and investors to lose confidence.

     Gap analysis usefulness as a measurement of interest rate risk is limited because the time period measured is static. Simulation provides a more dynamic modeling tool for interest rate risk since this technique can incorporate future assumptions about interest rates, volume fluctuations and customer behaviors. ALCO uses simulation to measure changes in net interest income during a 2%, plus or minus, change in current market interest rates (Rate Shock Analysis).
Current ALCO policy guidelines require that declines in forecasted net interest income do not exceed 3% as a result of Rate Shock Analysis.

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

  Risks associated with various securities portfolio are managed and monitored by investment policies annually approved by the S&T Board of Directors, and administered through ALCO and the Chief Investment Officer. As of December 31, 1997, management is not aware of any risk associated with securities that would be expected to have a significant, negative effect to S&T's statement of condition or statement of operations.

  The following table sets forth the carrying amount of securities at the dates indicated:
[CAPTION]

                                                      December 31

                                                    1997   1996   1995
                                                 (In thousands of dollars)
Available for Sale
Marketable equity securities                     $101,639  $75,805  $65,873
Obligations of U.S. government corporations
  and agencies                                    341,288  235,924  178,579
Collateralized mortgage obligations of
  U.S. government corporations and agencies             0    4,182   11,035
Mortgage-backed securities                         14,542   47,462   38,843
U.S. Treasury securities                           39,473   58,742  107,763
Corporate securities                               11,064   14,550   21,648
Other securities                                   13,111   13,136    9,115
        TOTAL                                    $521,117 $449,801 $432,856


Held to Maturity
Obligations of states and political subdivisions  $37,497  $46,334  $55,795
Corporate securities                                1,998    1,998    2,493
Other securities                                    7,608    1,928    1,092
        TOTAL                                     $47,103  $50,260  $59,380

     The following table sets forth the maturities of securities at December 31, 1997, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Tax-equivalent adjustments (using a 35% federal income tax rate) for 1997 have been made in calculating yields on obligations of state and political subdivisions.
[CAPTION]

                                                                 Maturing
                                   Within       After One But    After Five But       After      No Fixed
                                  One Year    Within Five Years Within Ten Years    Ten Years    Maturity
                               Amount   Yield   Amount   Yield    Amount   Yield   Amount  Yield  Amount
                                                         (in thousands of dollars)
Available for Sale
Marketable equity securities                                                                     $101,639
Obligations of U.S. government
  corporations and agencies    $9,078   7.31%  $66,243   6.87%  $265,967   7.23%
Mortgage-backed securities      3,474   7.62%      364   7.82%     2,552   7.76%  $8,152  7.50%
U.S. Treasury securities       11,606   7.43%   21,364   7.25%     6,503   7.81%
Corporate securities                             9,844   7.39%     1,220   7.16%
Other securities                                                                                   13,111
                       TOTAL  $24,158          $97,815          $276,242          $8,152         $114,750
Weighted Average Rate                   7.41%            7.01%             7.25%          7.50%


Held to Maturity
Obligations of states and
  political subdivisions       $5,680   8.46%  $16,290   7.93%   $12,585   8.57%  $2,942  8.56%
Corporate securities                             1,998   7.53%
Other securities                                                                                   $7,608
                       TOTAL   $5,680          $18,288           $12,585          $2,942           $7,608
Weighted Average Rate                   8.46%            7.89%             8.57%          8.56%

Loan Portfolio

   The following table shows S&T's loan distribution at the end of each of the last five years:
[CAPTION]

                                                       December 31
                                 1997          1996         1995           1994      1993
                                                   (in thousands of dollars)
Domestic Loans:
  Commercial, financial
    and agricultural           $255,017      $246,731      $242,854      $205,862  $185,656
  Real estate-construction       47,967        35,508        30,191        35,660    26,338
  Real estate-mortgage          839,801       763,556       669,900       623,707   529,231
  Installment                   130,968       154,341       160,437       161,105   149,978
       TOTAL LOANS           $1,273,753    $1,200,136    $1,103,382    $1,026,334  $891,203


  The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 1997. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.
[CAPTION]

                                                      Maturing
                               Within    After One But      After
                              One Year Within Five Years  Five Years      Total
                                              (in thousands of dollars)
Commercial, financial
  and agricultural             $172,999       $65,051       $16,967      $255,017
Real estate-construction         14,668        12,495        20,804        47,967
Real estate-mortgage             52,156       117,556       157,672       327,384
                 TOTAL         $239,823      $195,102      $195,443      $630,368




  Fixed interest rates                        $75,942       $42,037
  Variable interest rates                     119,160       153,406
                 TOTAL                       $195,102      $195,443

Nonaccrual, Past Due and Restructured Loans

   The following table summarizes S&T's nonaccrual, past due and restructured loans:
[CAPTION]

                                       December 31
                          1997    1996     1995     1994     1993
                               (In thousands of dollars)
Nonaccrual loans        $3,602  $10,268   $4,748   $3,894   $2,577

Accruing loans past
  due 90 days or more       $0       $0       $0       $0   $1,254

  At December 31, 1997, $3,602,000 of nonaccrual loans were secured. Interest income that would have been recorded under original terms totaled $368,000.
No interest income was recorded on these loans. It is S&T's policy to place loans on nonaccrual status when the interest and principal is 90 days or more past due. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. At December 31, 1997, there were no impaired loans that were on nonaccrual. There are no foreign loan amounts required to be included in this table. There were no restructured loans in the periods presented.


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

     Charged-off and recovered loan amounts are applied to the allowance for loan losses. Additional amounts are added through a charge to current earnings through the provision for loan losses, based upon management's assessment about the adequacy of the allowance for loan losses for probable loan losses. In addition to the identification and monitoring of problem loans, management also assesses other subjective factors such as economic conditions and business trends, concentrations, growth and composition of the loan portfolio and effect-iveness of the Loan Administration Department. This assessment results in an allowance for loan losses consisting of two components, allocated and unallocated.

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

                                    Year Ended December 31
                             1997    1996    1995    1994    1993

                            1.60%   1.56%   1.55%   1.48%   1.60%

     The Company has considered impaired loans in its determination of the allowance for loan losses. The allowance for loan losses for all impaired loans totaled $914,000 and $2,605,000 at December 31, 1997 and 1996,
respectively, and is included in the allowance allocated specifically to commercial loans.

     Based on the evaluation of loan quality and assessment of risk characteristics, management believes that the allowance for loan losses is adequate to absorb probable loan losses.

This table summarizes S&T's loan loss experience for each of the five years ended December 31:
[CAPTION]

                                                        Year Ended December 31
                                               1997    1996    1995    1994    1993
                                                      (In thousands of dollars)
     Balance at January 1:                   $18,729 $17,065 $15,169 $14,242 $12,786

     Charge-offs:
     Commercial, financial and agricultural    1,363   1,572   1,054   2,290   1,186
     Real estate-mortgage                      1,347   1,819     407     239     690
     Installment                               1,771   2,145   1,578   1,258     890
                                               4,481   5,536   3,039   3,787   2,766
     Recoveries:
     Commercial, financial and agricultural      512   1,409     288     505     245
     Real estate-mortgage                        226     287     113     188     201
     Installment                                 441     329     314     421     111
                                               1,179   2,025     715   1,114     557
     Net charge-offs                           3,302   3,511   2,324   2,673   2,209
     Provision for loan losses                 5,000   5,175   4,220   3,600   3,665
     Balance at December 31:                 $20,427 $18,729 $17,065 $15,169 $14,242

     Ratio of net charge-offs
       to average loans outstanding            0.27%    0.31%    0.22%    0.28% 0.27%

     This table shows allocation of the allowance for loan losses as of the end of each of the last five years:
[CAPTION]

                       December 31, 1997 December 31, 1996 December 31, 1995 December 31, 1994 December 31, 1993
                                   Percent of           Percent of           Percent of           Percent of           Percent of
                                   Loans in             Loans in             Loans in             Loans in             Loans in
                                   Each                 Each                 Each                 Each                 Each
                                   Category to          Category to          Category to          Category to          Category to
                           Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                                                                     (In thousands of dollars)
 Commercial, financial
   and agricultural        $13,556     20%      $9,605     21%      $8,579       22%      $9,578     20%      $9,419     21%
 Real estate-construction        0      4%           0      3%           0        3%           0      3%           0      3%
 Real estate-mortgage          763     66%       1,680     63%       1,321       61%       1,215     61%       1,087     59%
 Installment                 1,865     10%       1,859     13%       1,803       14%       1,510     16%       1,291     17%
 Unallocated                 4,243      0%       5,585      0%       5,362        0%       2,866      0%       2,445      0%
               TOTAL       $20,427    100%     $18,729    100%     $17,065      100%     $15,169    100%     $14,242    100%

In 1995, S&T adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," (as amended by Financial Accounting Standards Board Statement No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures"). The adoption of these accounting pronouncements did not have a material impact on the comparability for the table of loan loss experience or the table for allocation of the allowance for loan losses presented above.

Deposits

   The daily average amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:
[CAPTION]

                                                        Year Ended December 31
                                             1997                1996               1995

                                      Amount     Rate     Amount     Rate    Amount      Rate
                                                       (In thousands of dollars)
Noninterest-bearing demand deposits  $161,339            $151,863            $141,966
Interest-bearing demand deposits      111,097    1.24%    113,795    1.51%    114,177    1.66%
Money market accounts                 183,259    4.03%    152,692    3.87%    128,661    3.83%
Savings deposits                      187,394    2.32%    206,287    2.45%    227,712    2.65%
Time deposits                         626,192    5.57%    605,693    5.52%    555,035    5.66%
               TOTAL               $1,269,281          $1,230,330          $1,167,551

   Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1997, are summarized as follows:
[CAPTION]

                              (In thousands of dollars)
                        3 Months or less                  $28,507
                        Over 3 through 6 months            18,195
                        Over 6 through 12 months           12,682
                        Over 12 months                     36,294
                                TOTAL                     $95,678

Return on Equity and Assets

  The table below shows consolidated operating and capital ratios of S&T for each of the last three years:
[CAPTION]

                                           Year Ended December 31
                                           1997     1996     1995
Return on average assets                    1.84%    1.65%   1.53%
Return on average equity                   13.71%   13.01%  12.51%
Dividend payout ratio                      42.54%   37.77%  35.25%
Equity to asset ratio                      13.55%   12.65%  12.67%

Short-Term Borrowings

   The following table shows the distribution of the Company's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.
[CAPTION]

                                                      Federal Funds
                                                      Purchased and
                                                      Securities
                                                      Sold Under
                                                      Agreements
                                                      to Repurchase
                                                 (In thousands of dollars)
         Balance at December 31
            1997                                         $179,449
            1996                                          114,980
            1995                                          123,119

         Weighted average interest rate at year end:
            1997                                             5.82%
            1996                                             5.68%
            1995                                             5.57%

         Maximum amount outstanding at any month's end:
            1997                                         $195,024
            1996                                          180,776
            1995                                          195,811

         Average amount outstanding during the year:
            1997                                         $134,851
            1996                                          141,012
            1995                                          158,072

         Weighted average interest rate during the year:
            1997                                             5.31%
            1996                                             5.24%
            1995                                             5.79%

  S&T defines repurchase agreements with its retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

Item 2.  PROPERTIES

   The Company operates thirty-seven banking offices in Indiana, Armstrong, Allegheny, Jefferson, Clearfield, Westmoreland and surrounding counties in Pennsylvania. The Company owns land and banking offices at the following locations: 800 Philadelphia Street, 645 Philadelphia Street and 2175 Route
286 South in Indiana; Route 119 South & Lucerne Road and 34 North Main Street in Homer City; 539 West Mahoning Street and 232 North Hampton Avenue in Punxsutawney; 133 Philadelphia Street in Armagh; Route 119 South in Black
Lick; 256 Main Street and Route 36 & I-80 in Brookville; 456 Main Street in Brockway; Route 28 & Carrier Street in Summerville; 602 Salt Street in Saltsburg; 35 West Scribner Avenue, Treasure Lake and 614 Liberty Boulevard in DuBois; 418 Main Street in Reynoldsville; 205 East Market Street in Blairsville; 85 Greensburg Street in Delmont; 100 Chestnut Street in Derry; 109 Grant Avenue in Vandergrift; 100 South Fourth Street in Youngwood; 701 East Pittsburgh Street in Greensburg; 2190 Hulton Road in East Oakmont; 4385 Old William Penn Highway in Monroeville; 7660 Saltsburg Road in Plum; 12262 Frankstown Road in Penn Hills; and 301 Unity Center Road in Unity. Land is leased where the Company owns the banking offices at 1107 Wayne Avenue and remote ATM buildings at 435 South Seventh Street and 1176 Grant Street, all in Indiana. In addition, the Company leases land and banking offices at the following locations: Chestnut Ridge Plaza in Blairsville; 324 North Fourth Street and 2850 Route 286 South Indiana; the Mall Office in DuBois; 229 Westmoreland Mall; 2388 Route 286 in Holiday Park; Route 268 Hilltop Plaza in Kittanning and a remote ATM location at the Main Street Mall in DuBois.

Item 3. LEGAL PROCEEDINGS

   The nature of the Company's business generates a certain amount of litigation involving matters arising in the ordinary cource of business. However, in the opinion of management, there are no proceedings pending to which the Company is a party or to which its property is subject, which, if determined adverse, would be material in relation to its shareholders' equity or financial condition. In addition, no material proceedings are pending nor are known to be threatened or contemplated against the Company by governmental authorities or other parties.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters during the fourth quarter of the fiscal year covered by this report that were submitted to a vote of the security holders through solicitation of proxies of otherwise.

PART II
Item 5.  MARKET TO REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

   Stock Prices and Dividend Information on page 54 and Dividend and Loan Restrictions on page 44 of the Annual Report for the year ended December 31, 1997, incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

   Selected Financial Data on pages 54 and 55 of the Annual Report for the year ended December 31, 1997, incorporated herein by reference.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 through 29 of the Annual Report for the year ended December 31, 1997, incorporated herein by reference.

Item 7(A) QUANITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Quanitative and Qualitative Disclosures about Market Risk on page 28 of the Annual Report for the year ended December 31, 1997, incorporated herein by reference

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements, Report of Independent Auditors and Quarterly Selected Financial Data on pages 30 through 53 and 55 of the Annual Report for the year ended
       December 31, 1997, incorporated herein by reference.

Item 9.CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       AND FINANCIAL DISCLOSURES

          There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.
PART III

Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Election of Directors on pages 4 through 5 of the proxy statement for the April 20, 1998, annual meeting of share-holders are incorporated herein by reference.
[CAPTION]

                         Executive Officers
                                                      Number of
                                                      Shares
                         For the             Officer  Beneficially
              Name       Corporation          Since   Owned (2)     Age
 Robert D. Duggan (1)    Chairman                1983  118,783       65
                         and Director

 James C. Miller (1)     President, Chief        1983   79,543       52
                         Executive Officer and
                         Director

 James G. Barone         Executive Vice          1992   41,086       50
                         President, Secretary and
                         Treasurer

 Robert E. Rout          Senior Vice             1993   27,940       45
                         President and Chief
                         Financial Officer

 Bruce W. Salome         Executive Vice          1991   40,908       51
                         President

 Edward C. Hauck         Executive Vice          1991   25,111       45
                         President

                                                     Number of
                                                       Shares
                         For the             Officer Beneficially
      Name               Corporation          Since  Owned (2)     Age
 David L. Krieger        Executive Vice         1984   43,299       54
                         President

 J. Jeffrey Smead        Executive Vice         1992   30,542       46
                         President

 William H. Klumpp       Senior Vice            1994   22,409       54
                         President

 Edward A. Onderick      Senior Vice            1989   29,022       53
                         President

(1) On January 2, 1998 Mr. Duggan retired as President and Chief Executive Officer. He will continue as chairman and director of S&T. Mr. Miller, previously Executive Vice President and Chief Operating Officer, was appointed President and Chief Executive Officer.

(2) May include shares held by family members, as trustee and nonstatutory stock options vesting within 60 days of the date of this 10-K Report.

Item 11. EXECUTIVE COMPENSATION

            Remuneration of Executive Officers on pages 7 through 9 of the proxy statement for the April 20, 1998, annual meeting of share-holders, incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

            Principal Beneficial Owners of Common Stock on page 3 of the proxy statement for the April 20, 1998, annual meeting of share-holders, incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Transactions with Management and Others on page 11 and 12 of the proxy statement for April 20, 1998, annual meeting with shareholders, incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         List of financial statements and financial statement schedules

      (1) The following Consolidated Financial Statements and Report of Independent Auditors of S&T Bancorp, Inc. and subsidiaries included in the annual report of the registrant to its shareholders for the year ended December 31, 1997, are incorporated by reference in Part II, Item 8:

                                                           Page
                                                         Reference
   Report of Ernst & Young LLP,  Independent Auditors       53

   Consolidated Balance Sheets
    December 31, 1997 and 1996                              30

   Consolidated Statements of Income
    Years ended December 31, 1997, 1996, and 1995           31

   Consolidated Statements of Changes in Shareholders' Equity
    Years ended December 31, 1997, 1996, and 1995           32

   Consolidated Statements of Cash Flows
    Years ended December 31, 1997, 1996, and 1995           33

   Notes to Consolidated Financial Statements
    December 31, 1997                                     34-52

  Quarterly Selected Financial Data                         55

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

  (2)     Schedules to the consolidated financial statements required by
       Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (3)     Listings of Exhibits - See Item 14 (c) below

       Reports on Form 8-K

       Form 8-K dated May 2, 1997 was filed as S&T Bancorp, Inc. (S&T) completed the merger of Peoples Bank of Unity into its principal subsidiary, S&T Bank. Peoples Bank of Unity, had assets of $288 million and operated six offices in the eastern suburbs of Pittsburgh.

       Form 8-K dated September 12, 1997 was filed as S&T Bancorp, Inc. (S&T) announcing Robert D. Duggan's retirement and James C. Miller's appointment as President and Chief Executive Officer. The Form 8-K also included the announcement of two new directors, Jeffrey D. Grube and Alan Papernick.

       Exhibits

  (3.1)     Articles of Incorporation of S&T Bancorp, Inc. filed as Exhibit
       B to Registration Statement (No. 2-83565) on Form S-4 of S&T Bancorp, Inc., incorporated herein by reference.

  (3.2)     Amendment to Articles of Incorporation of S&T Bancorp, Inc.
       filed as Exhibit 3.2 to Form S-4 Registration Statement dated January 15, 1986, incorporated herein by reference.

  (3.3)     By-laws of S&T Bancorp, Inc., as amended, filed as Exhibit 3.3 to Form S-4 Registration Statement dated January 15, 1986, incorporated herein by reference.

  (10.1)    Deferred compensation arrangement with former director filed as Exhibit 10.1 to Form 10-K dated December 31, 1983, incorporated herein by reference.

  (10.3)    Employment Agreement dated December 9, 1985 between S&T Bancorp,
       Inc. and Waid H. Nevins filed as Exhibit 10.1 to Form S-4 Registration Statement dated January 15, 1986, incorporated herein by reference.

  (10.5)    Sixth amendment to the Thrift Plan for Employees of  S & T Bank to be effective December 31, 1988, approved by the Board of Directors at the November 21, 1988 meeting, incorporated herein by reference.

  (13) Annual Report for the year ended December 31, 1997, incorporated herein by reference.

  (22)      Subsidiaries of the Registrant - filed herewith

            S&T Bank, a bank incorporated under the laws of Pennsylvania.

            S&T Investment Company, Inc., an investment holding company incorporated under the laws of Delaware.

  (23.1) Consent of Ernst & Young LLP,  Independent Auditors - filed herewith.

  (23.2) Consent of S.R. Snodgrass, A.C., Independent Auditors - filed herewith.

       Financial Statement Schedules
            None

  (99)    Report of S.R. Snodgrass, A.C., Independent Auditors - filed herewith.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








        S&T BANCORP, INC.
          (Registrant)




   /s/ James C. Miller                          03/16/98
   James C. Miller,                             Date
   President and Chief Executive Officer
   (Principal Executive Officer)


   /s/ Robert E. Rout                           03/16/98
   Robert E. Rout,                              Date
   Senior Vice President and Chief Financial Officer
   (Principal Financial and Accounting Officer)

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/Thomas A. Brice    03/16/98       /s/Herbert L. Hanna   03/16/98
Thomas A. Brice,                     Herbert L. Hanna,
Director              Date           Director              Date


/s/ Forrest L. Brubaker 03/16/98     /s/Frank W. Jones     03/16/98
Forrest L. Brubaker,                 Frank W. Jones,
Director              Date           Director              Date


/s/ James L. Carino   03/16/98       /s/Joseph A. Kirk     03/16/98
James L. Carino,                     Joseph A. Kirk,
Director              Date           Director              Date


/s/ John J. Delaney   03/16/98                             03/16/98
John J. Delaney,                     Samuel Levy,
Director              Date           Director              Date


/s/Robert D. Duggan   03/16/98       /s/James C. Miller    03/16/98
Robert D. Duggan,                    James C. Miller,
Chairman              Date           President, Chief
                                     Executive Officer
                                     and Director          Date


/s/ Thomas W. Garges,Jr.03/16/98     /s/ Alan Papernick    03/16/98
Thomas W. Garges, Jr.,               Alan Papernick,
Director              Date           Director              Date


/s/William J. Gatti   03/16/98                             03/16/98
William J. Gatti,                    W. Parker Ruddock,
Director              Date           Director              Date


/s/ Ruth M. Grant     03/16/98       /s/ Myles D. Sampson  03/16/98
Ruth M. Grant,                       Myles D. Sampson,
Director              Date           Director              Date


/s/Jeffrey D. Grube   03/16/98       /s/Charles A. Spadafora 03/16/98
Jeffrey D. Grube,                    Charles A. Spadafora,
Director              Date           Director              Date


                                     /s/Christine J. Torretti 03/16/98
                                     Christine J. Toretti,
                                     Director              Date