Form 10-Q
period 1998-03-31
S&T BANCORP INC
filed 1998-05-13
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D. C.  20549
                                        FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934
For  the  quarterly  period  ended   March  31, 1998

                                 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934
For   the  transition   period                         to

Commission    file   number                          0-12508

                                         S&T BANCORP, INC.
                     (Exact name of registrant as specified in its charter)

                      Pennsylvania                            25-1434426
             (State or other jurisdiction                 (I.R.S.EMPLOYER
             incorporation or organization)                Identification No.)

             800 Philadelphia Street, Indiana, PA                15701
             (Address of principal executive offices)          (Zip Code)

                                                (724) 349-2900
                         (Registrant's telephone number, including area code)

                                                Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes      X       No



                            APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $2.50 Par Value -- 13,868,354 shares as of April 22, 1998

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES





PART I.  FINANCIAL INFORMATION                                 Page No.



Item 1.  Financial Statements

         Condensed consolidated balance sheets - March 31, 1998
         and December 31, 1997                                     3

         Condensed consolidated statements of income - Three months
         ended March 31, 1998 and 1997                             4

         Condensed consolidated statements of cash flows -  Three months
         ended March 31, 1998 and 1997                             5

         Notes to condensed consolidated financial statements     6-9


Item 2.  Management's discussion and analysis of financial condition
           and results of operations                             10-16




PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                         17


SIGNATURES                                                        18

  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS

                                             March 31,       December 31,
                                                1998             1997
                                          (000's omitted except share data)
  ASSETS
      Cash and due from banks                   $51,910          $35,951
      Interest-earning deposits with banks          105              102
      Securities:
        Available for sale                      580,120          521,117
        Held to maturity (market value $36,968
        in 1998 and $48,101 in 1997)             36,070           47,103
      Total Securities                          616,190          568,220

      Loans, net of allowance for loan
        losses of $21,734 in 1998 and         1,269,079        1,253,326
        $20,427 in 1997
      Premises and equipment                     20,841           20,613
      Other assets                               43,999           42,079
  TOTAL ASSETS                               $2,002,124       $1,920,291


  LIABILITIES
      Deposits:
        Noninterest-bearing                    $182,329         $165,727
        Interest-bearing                      1,137,245        1,118,931
      Total deposits                          1,319,574        1,284,658

      Securities sold under repurchase          210,527          170,124
        agreements
      Federal funds purchased                    22,850            9,325
      Long-term borrowings                      144,218          144,218
      Other borrowed funds                          130              130
      Other liabilities                          53,502           51,718
  TOTAL LIABILITIES                           1,750,801        1,660,173

  SHAREHOLDERS' EQUITY
      Preferred stock, without par value, 10,000,000
        shares authorized and none outstanding    -                -
      Common stock  ($2.50 par value)
        Authorized-25,000,000 shares in 1998
        and 1997
        Issued-14,857,019 shares in 1998         37,142           37,142
        and 1997
      Additional paid-in capital                 20,909           19,369
      Retained earnings                         180,788          175,707
      Accumulated other comprehensive income     43,204           40,524
      Treasury stock (989,165 shares at
        March 31, 1998 and 715,864 at
        December 31, 1997, at cost)             (30,590)         (12,494)
      Deferred compensation                        (130)            (130)
  TOTAL SHAREHOLDERS' EQUITY                    251,323          260,118
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUTIY $2,002,124       $1,920,291


See Notes to Condensed Consolidated Financial Statements

  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                              For The Three Months Ended
                                                        March 31,
                                                   1998          1997
                                         (000's omitted except per share data)
  INTEREST INCOME
      Loans, including fees                     $28,061       $26,265
      Deposits with banks                             2             2
      Federal funds sold                             64           131
      Investment securities:
           Taxable                                7,721         6,597
           Tax-exempt                               485           610
           Dividends                                839           786
  Total Interest Income                          37,172        34,391

  INTEREST EXPENSE
      Deposits                                   12,153        11,419
      Securities sold under repurchase            2,292         1,616
        agreements
      Federal funds purchased                       154           175
      Long term borrowings                        2,231         1,817
      Other borrowed funds                            2            10
  Total Interest Expense                         16,832        15,037
  NET INTEREST INCOME                            20,340        19,354
      Provision for loan losses                   2,050         1,550
  NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                  18,290        17,804

  NONINTEREST INCOME
      Service charges on deposit accounts         1,260         1,053
      Trust fees                                    870           632
      Security gains, net                         2,317         1,501
      Other                                         999           833
  Total Noninterest Income                        5,446         4,019

  NONINTEREST EXPENSE
      Salaries and employee benefits              5,670         5,708
      Occupancy, net                                685           703
      Furniture and equipment                       745           736
      Other taxes                                   356           321
      Data processing                               512           487
      FDIC assessment                                55            56
      Other                                       2,563         2,935
  Total Noninterest Expense                      10,586        10,945
  INCOME BEFORE INCOME TAXES                     13,150        10,878
      Applicable income taxes                     3,909         3,137
  NET INCOME                                     $9,241        $7,741

  PER COMMON SHARE
       Net Income - Basic                         $0.66         $0.55
       Net Income - Diluted                        0.65          0.54
       Dividends Declared                          0.30          0.25
       Average Common Shares Outstanding         14,038        14,124

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Three Months Ended March 31
                                                   1998         1997
                                                     (000's omitted)
Operating Activities
Net Income                                        $9,241       $7,741
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                       2,050        1,550
   Provision for depreciation and amortization       520          506
   Net amortizaton of investment security premiums   145          123
   Deferred income taxes                            (443)        (239)
   Security gains, net                            (2,317)      (1,501)
   Increase in interest receivable                (1,149)        (840)
   Increase (decrease) in interest payable           577          (99)
   (Increase) decrease in other assets              (493)         553
   Decrease in other liabilities                      11        3,196
Net Cash Provided by Operating Activities          8,142       10,990

Investing Activities
Net (increase) decrease in interest-earning deposits  (3)           5
  with banks
Net (increase) in federal funds sold                   0      (14,090)
Proceeds from maturities of investment securities 11,047        2,386
Proceeds from maturities of securities available  51,589       17,389
  for sale
Proceeds from sales of securities available        5,191       21,978
  for sale
Purchases of securities available for sale      (109,503)     (21,482)
Net (increase) in loans                          (18,752)     (19,167)
Proceeds from sale of loans                          949        3,086
Purchases of premises and equipment                 (748)        (599)
  Net Cash Used by Investing Activities          (60,230)     (10,494)

Financing Activities
Net increase in demand, NOW and savings deposits  33,477        1,850
Net increase (decrease) in certificates of deposit 1,439      (23,504)
Net increase in federal funds purchased           13,525       24,125
Net increase in repurchase agreements             40,403       30,031
Decrease in obligation under capital lease             0          (79)
Repayments from FHLB long-term borrowings              0      (25,000)
Acquisition of treasury stock                    (21,541)           0
Excercise of stock options and related tax benefit 4,985          607
Cash dividends paid to shareholders               (4,241)      (2,779)
Net Cash Used by Financing Activities             68,047        5,251

Decrease in Cash and Cash Equivalents             15,959        5,747
Cash and Cash Equivalents at Beginning of Period  35,951       40,710
Cash and Cash Equivalents at End of Period       $51,910      $46,457


See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered
necessary for a fair presentation have been included.   Operating results
for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1997.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in diluted earnings per share. Average shares outstanding for computing basic earnings per share were 14,038,321 and 14,124,341 for the period ending March 31, 1998 and 1997.
Average shares outstanding for computing dilutive earnings per share were 14,189,885 and 14,283,194 for the period ending March 31, 1998 and 1997. In computing dilutive earnings per share, average shares outstanding have been increased by the common stock equivalents relating to S&T's available stock options.

As of January 1, 1998, S&T adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on S&T's net income or shareholders' equity.
Statement 130 requires unrealized gains or losses on S&T's available-for-sale securities, which prior to adoption were reported seperately in share-holders' equity to be included in comprehensive income. Prior period financial statements have been reclassified to conform to the requirements of Statement
130. During the first quarter of 1998 and 1997, total comprehensive income amounted to $11,921,000 and $5,508,000.

NOTE B--SECURITIES
The amortized cost and estimated market value of securities as of March 31 are as follows:

   1998                                        Available for Sale
                                              Gross      Gross     Estimated
                                 Amortized  Unrealized Unrealized   Market
                                   Cost       Gains     Losses       Value
                                                 (000's omitted)
   Obligations of U.S. government
     corporations and agencies    $396,875     $2,662      ($326)    $399,211
   Mortgage-backed securities       13,097        346                  13,443
   U.S. treasury securities         35,003      1,341                  36,344
   Corporate securities             10,845        239                  11,084
   Debt securities available       455,820      4,588       (326)     460,082
     for sale
   Marketable equity securities     42,450     62,383       (179)     104,654
   Other securities                 15,384                             15,384
   Total                          $513,654    $66,971      ($505)    $580,120

   1998                                          Held to Maturity
                                              Gross      Gross     Estimated
                                 Amortized  Unrealized Unrealized    Market
                                    Cost       Gains     Losses       Value
                                                 (000's omitted)
   Obligations of states and
     political subdivisions        $32,377       $699        ($1)     $33,075
   Corporate securities              1,998        200                   2,198
   Debt securities held to          34,375        899         (1)      35,273
     maturity
   Other securities                  1,695                              1,695
   Total                           $36,070       $899        ($1)     $36,968

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued


NOTE B-SECURITIES

The amortized cost and estimated market value of securities as of December 31 are as follows:

           1997                                 Available for Sale
                                               Gross       Gross       Estimated
                                 Amortized   Unrealized  Unrealized     Market
                                    Cost        Gains      Losses       Value
                                                (000's omitted)
   Obligations of U.S. government
       corporations and agencies  $338,855      $2,616       ($183)   $341,288
   Mortgage-backed securities       14,169         373                  14,542
   U.S. treasury securities         38,044       1,429                  39,473
   Corporate securities             10,848         228         (12)     11,064
   Debt securities available       401,916       4,646        (195)    406,367
     for sale
   Marketable equity securities     43,745      58,060        (166)    101,639
   Other securities                 13,111                              13,111
         Total                    $458,772     $62,706       ($361)   $521,117


           1997                                Held to Maturity
                                              Gross       Gross     Estimated
                                Amortized   Unrealized  Unrealized    Market
                                   Cost        Gains      Losses       Value
                                               (000's omitted)
   Obligations of states and
     political subdivisions        $37,497        $794         ($5)    $38,286
   Corporate securities              1,998         209                   2,207
   Debt securities held to          39,495       1,003          (5)     40,493
     maturity
   Other securities                  7,608                               7,608
         Total                     $47,103      $1,003         ($5)    $48,101

During the period ended March 31, 1998, there were $2,316,756 in realized gains relative to securities available for sale.

The amortized cost and estimated market value of debt securities at March 31, 1998, by contractual maturity, are shown below.

                                                              Estimated
                                       Amortized                Market
   Available for Sale                    Cost                    Value
                                                 (000's omitted)
   Due in one year or less                $22,439                 $22,605
   Due after one year through five years  172,053                 173,409
   Due after five years through ten years 253,738                 256,265
   Due after ten years                      7,590                   7,803
         Total                           $455,820                $460,082


S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued


NOTE B-SECURITIES

                                                            Estimated
                                       Amortized              Market
  Held to Maturity                       Cost                  Value
                                              (000's omitted)
  Due in one year or less                $6,464                $6,501
  Due after one year through five years  16,686                17,162
  Due after five years through ten years  9,140                 9,443
  Due after ten years                     2,085                 2,167
        Total                           $34,375               $35,273

At March 31, 1998 and December 31, 1997 investment securities with a principal amount of $303,059,000 and $274,350,000 respectively, were pledged to secure repurchase agreements and public and trust fund deposits.


NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

                                 March 31, 1998        December 31, 1997
                                            (000's omitted)
  Real estate-construction               $53,317               $47,967
  Real estate-mortgages:
    Residential                          502,998               512,417
    Commercial                           340,817               327,384
  Commercial-industrial and agricultural 269,760               255,017
  Consumer installment                   123,921               130,968

  Gross Loans                          1,290,813             1,273,753
  Allowance for loan losses              (21,734)              (20,427)
    Net Loans                         $1,269,079             1,253,326

Changes in the allowance for loan losses for the three months ended March 31 were as follows:

                                    1998                  1997
                                          (000's omitted)
  Balance at beginning of period        $20,427               $18,729
  Charge-offs                            (1,166)                 (537)
  Recoveries                                423                   208
  Net charge-offs                          (743)                 (329)
  Provision for loan losses               2,050                 1,550
  Balance at end of period              $21,734               $19,950


S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued


The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans at March 31, 1998 and December 31, 1997.

                                                         1998        1997
Recorded investment in loans considered to be impaired $5,126,213 $1,869,000
Loans considered to be impaired that were on a
    nonaccrual basis                                      -            -
Allowance for loan losses related to loans considered
    to be impaired                                       808,000     914,000
Average recorded investment in impaired loans          3,497,607   6,329,000
Total interest income recognized on impaired loans       219,246     656,000
Interest income on impaired loans recognized on a
    cash basis                                            -             -

NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan committments totaled $319,856,000 and obligations under standby letters of credit totaled $59,444,000 at March 31, 1998.

At March 31, 1998, S&T had marketable equity securities, totaling $1,786,406 at amortized cost and $3,652,588 at estimated market value, that were subject to covered call option contracts. The purpose of these contracts was to generate fee income for S&T.

NOTE E - LITIGATION

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. No material losses are anticipated by management as a result of these legal proceedings.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is presented so
that shareholders may review in further detail the
financial condition and results of  operations of S&T
Bancorp, Inc. and subsidiaries (S&T).  This discussion
and analysis should be read in conjunction with the
condensed consolidated financial statements and the
selected financial data presented elsewhere in this
report.   All prior period amounts have been restated
to reflect the pooling of interest transaction with
Peoples Bank of Unity (Peoples) which closed on May 2,
1997

Financial Condition

Total assets averaged $1.9 billion in the first three months of 1998, a $132.5 million increase from the 1997 full year average. Average loans increased $47.2 million and average securities and federal funds increased $64.1 million in the first three months of 1998 compared to the 1997 full year averages. Funding for this loan and security growth was primarily provided by a $23.3 million increase in average deposits, a $16.1 million increase in average retained earnings and a $86.8 million increase in average borrowings.

Lending Activity

Total loans at March 31, 1998 were $1.3 billion, a $17.1 million or 1.3% increase from December 31, 1997.
Average loans increased $47.2 million, or 4% to $1.3 billion for the three months ended March 31, 1998 from the 1997 full year average. Changes in the composition of the loan portfolio during 1998 included increases of $14.7 million of commercial loans, $18.3 million of commercial real estate loans, offset by a decrease of $8.9 million of residential mortgages and and $7.0 million of installment loans.

Commercial real estate loans comprise 26% of the loan portfolio. Although real estate loans can be an area of higher risk, management believes these risks are mitigated by limiting the percentage amount of portfolio composition, a rigorous underwriting review by loan administration and the fact that many of the commercial real estate loans are owner-occupied and/or seasoned properties that were refinanced from other banks.

Residential mortgage lending continued to be a strategic area of focus during the first three months of 1998 through a centralized mortgage origination department, ongoing product redesign, the utilization of commission compensated originators and the implementation of a mortgage banking function.
Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies. These policies generally require, for portfolio loans, maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment.
At March 31, 1998 the residential mortgage portfolio had a 26% composition of adjustable rate mortgages.

Beginning in the fourth quarter of 1997, S&T sold $12.7 million of long-term, lower-yielding 1-4 family mortgages, acquired from the Peoples merger, to the Federal National Mortgage Association (FNMA). S&T retained ongoing servicing rights on the mortgages sold to FNMA. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. S&T will continue to sell loans to FNMA in the future on a selective basis, especially during periods of lower interest rates.

Installment loan decreases are primarily associated
with significantly lower  volumes in the indirect auto
loan category.   Pricing pressures have been unusually
intense in the indirect market during the last two years and the decision was made to temporarily deploy investable funds into other higher yielding and lower risk earning assets. In the second quarter of 1996, S&T implemented an indirect auto leasing program and currently has $4.3 million of outstanding auto leases.
Installment loans have also decreased due to recent changes in government regulations which have significantly decreased the profit potential of

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

guaranteed student loans. S&T will continue to distribute student loan applications for customer convenience, but will not fund or hold the loans.

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

A variety of unsecured and secured installment loan and credit card products are offered by S&T. However, the bulk of the consumer loan portfolio is automobile loans. Loan to value guidelines for direct loans are 90%-100% of invoice for new automobiles and 80%-90% of "NADA" value for used automobiles. Loan to value policy guidelines for automobile loans purchased from dealers on a third party basis are 90%-125% of invoice for new automobiles and 100%-125% of "Black
Book" value for used automobiles.

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

Security Activity

Average securities increased $69.0 million in the
first three months of 1998 compared to the 1997 full
year average.  The increase in the average investment
portfolio was related to an increase in average
taxable securities of $76.0 million, offset by a
decrease in tax-exempt state and municipal securities
average balances of $7.0 million.   This increase was
comprised of $78.9 million in U.S. government agency securities, $2.2 million of mortgage-backed securities, $0.5 million of corporate securities and $3.8 million of Federal Home Loan Bank (FHLB) stock.
Offsetting these increases were average decreases of $9.4 million of U.S. treasury securities.

During 1998 S&T purchased $105.2 million of intermediate-term U.S. government agency securities classified as available for sale. These purchases were made as part of a balance sheet leveraging strategy to maximize net interest income by taking advantage of low, short-term funding rates. Proceeds from the sale of available for sale securities were $5.2 million, including equity securities sales of $3.2 million which were made in order to maximize returns when market opportunities are presented.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks to take advantage of the dividends received deduction for corporations. During 1998, the equity portfolio yielded 11.0% on a fully taxable equivalent basis and had unrealized gains net of nominal unrealized losses, of $62.2 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to change in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T BANCORP , INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

S&T's policy for security classification included U.S.
treasuries, U.S. government agencies, mortgage-backed securities, CMOs and corporate equities as available for sale. Municipal securities and other debt securities are classified as held to maturity. At
March 31, 1998, unrealized gains, net of unrealized losses for securities classified as available for sale were $66.5 million.

Allowance for Loan Losses

The allowance for loan losses increased to $21.7 million or 1.68% of total loans at March 31, 1998, as compared to $20.4 million or 1.60% of total loans at December 31, 1997. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans, review of economic conditions and business trends, historical loss experience, growth and composition of the loan portfolio as well as other relevant factors.

The balance of nonperforming loans at March 31, 1998, which includes nonaccrual loans past due 90 days or more, was $3.2 million, or 0.25% of total loans. This compares to nonperforming loans of $3.6 million or 0.28% of total loans at December 31, 1997. Asset quality is a major corporate objective at S&T and management believes that the total allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $23.3 million, or 2% for the three months ended March 31, 1998 as compared to the 1997 average. Changes in the average deposit mix included a $9.6 million increase in time deposits, $22.2 million increase in money market accounts and a $5.6 million increase in demand accounts, offset by a $12.4 million decrease in savings accounts and a $1.7 million decrease in NOW accounts.

Special rate deposits of $100 thousand and over were 7% of total deposits at March 31, 1998 and December
31, 1997 and primarily represent deposit relationships with local customers in our market area. Retail time deposit increases of $9.6 million were the result of expanded promotional programs.

During the second half of 1995, S&T issued $25.0 million of retail certificates of deposits through two brokerage firms, further broadening the availability of reasonably priced deposit funds. At March 31, 1998, there were $26.6 million of these brokered retail certificates of deposits outstanding. Money market accounts were recently repriced in order to be more competitive with money funds offered by brokerage firms. As a result of this repricing and proactive sales activities to high-balance deposit customers, S&T has experienced a significant shift in funds from savings to money market accounts. Although this strategy tends to increase cost of funds, management believes it is necessary for customer retention and the development of long-term relationships.

The decrease in NOW balances is attributable to the implementation of a NOW/money market sweep product on the accounts acquired from Peoples that reduces the amount of Federal Reserve Requirements.
Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Borrowings

Average borrowings increased $86.8 million for the three months ended March 31, 1998 compared to the 1997 annual average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOS increased approximately $7.1 million for the first three months of 1998 compared to the full year 1997 average.
This increase is primarily attributable to new REPO sweep relationships in our cash management department.
S&T views retail REPOS as a relatively stable source of funds since most of these accounts are with local, long-term customers.

Wholesale REPOS and federal funds increased $40.4 million for the first three months of 1998 compared to the full year 1997 average. The aforementioned balance sheet leveraging strategy has increased the usage of wholesale REPO fundings in 1998.

Average long-term borrowings have increased $39.3 million in the first three months of 1998 as compared to the full year 1997 average. At March 31, 1998, S&T had long-term borrowings outstanding of $49.6 million at a fixed rate and $94.6 million at an adjustable rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings and to take advantage of lower cost funds through the FHLB's Community
Investment Program.

Capital Resources

Shareholders' equity decreased $8.8 million at March
31, 1998, compared to December 31, 1997. Net income was $9.2 million and dividends paid to shareholders were $4.2 million for the three months ended March 31, 1998. The decrease is attributable to the conclusion of the Modified Dutch Auction in which S&T repurchased approximately 440,000 shares of its common stock.
During the first three months of 1998, S&T paid 46% of net income in dividends, equating to an annual dividend rate of $1.20 per share.

The book value of S&T's common stock decreased slightly from $18.39 at December 31, 1997 to $18.12 at March 31,1998, primarily due to the stock buy-backs during the first quarter of 1998. Equity associated with the available for sale securities portfolio increased $2.3 million during the first three months of 1998 due to stabilized interest rates and the resulting increase in values of debt and equity securities. The market price of S&T's common stock was $55.38 per share at March 31, 1998, an increase from $43.25 per share at December 31, 1997.

S&T continues to maintain a strong capital position with a leverage ratio of 10.7% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 15.8% and 17.0% respectively, at March 31, 1998. These ratios place
S&T well above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OFOPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 1998 compared to Three months ended March 31, 1997

Net Income

Net income increased to $9.2 million or $0.65 per diluted earnings per share in the first three months of 1998 from $7.7 million or $0.54 per diluted earnings per share for the same period of 1997. The significant improvement during the three months of 1998 was the result of higher net interest income, increased noninterest income, higher security gains and reduced operating expenses due to the Peoples merger related costs incurred in the first quarter of 1997 and post merger restructurings.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $0.9 million or 5% in the first three months of 1998 compared to the same period of 1997.
The net yield on interest-earning assets was 4.70% in the first three months of 1998 as compared to 4.91% in the same period of 1997.

Net interest income was affected by a change in the mix of funds as S&T implemented the aforementioned balance sheet leveraging strategy. This balance sheet leveraging strategy, combined with the first quarter stock buy-backs from the Modified Dutch Tender Offer, contributed to the 21 basis point decline in the net yield on interest-earning assets. Net interest income, was positively affected by the strategy and the growth in loan and deposit volumes. The level and mix of funds is continually monitored by ALCO in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

In the three months of 1998, average securities
increased $70.0, comprising most of the earning asset
growth, and average loans increased $47.2 million.
The yields on average securities increased by 32 basis
points during the period and the yield on average
loans increased by 5 basis points.   The yield
increase for securities is a result of the aforementioned balance sheet leveraging strategy.

Average interest bearing deposits provided $17.6 million of the funds for the growth in securities and loans; cost of deposits totaled 4.38%, an increase of 5 basis points from 1997. The cost of REPOS and other borrowed funds decreased 4 basis points to 5.49%.
More longer-term borrowings were utilized in 1998 in order to take advantage of low, long-term funds rates and to mitigate interest rate risk.

Also positively affecting net interest income was a $6.8 million increase to average net free funds.
Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over non-earning assets.

Maintaining consistent spreads between earning assets and costing liabilities is very significant to S&T's financial performance since net interest income comprises 87% of operating revenue. A variety of asset/liablity management strategies were successfully implemented within prescribed ALCO risk parameters that enabled S&T to maintain a net interest margin consistent with historical levels.

Provision for Loan Losses

The provision for loan losses increased to $2.1 million for the first three months of 1998 as compared to $1.6 million in the same period of 1997. The increase was the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Credit quality statistics are an important factor in determining the amount of provision expense. Net loan charge-offs totaled $0.7 million for the first three months of 1998 compared to $0.3 million for the same period 1997. Nonperforming loans to total loans was 0.25% at March 31, 1998 and 0.62% in the same period of 1997.

Also affecting the amount of provision expense is loan growth. Despite a $47.2 or 4% increase in average loans, S&T's allowance for loan losses to total loans remained relatively constant at 1.68% at March 31, 1998 compared to 1.64% at March 31, 1997.

Noninterest Income

Noninterest income increased $1.4 million or 35% in the first three months of 1998 compared to the same period of 1997. Increases included $0.2 million or 20% in service charges and fees, $0.2 million in trust income, $0.8 million in security gains and $0.2 million in other income.

The increase in service charges on deposit accounts was primarily the result of expanding new cash management relationships and management's continual effort to implement reasonable fees for services performed and to manage closely the collection of these fees, as well as the implementation of foreign
ATM service charges in the fourth quarter of 1997.
The increase in trust fees is attributable to expanded marketing efforts to develop new trust business and to develop new relationships within the Allegheny County market. The increase in other income was a result of increased performance for brokerage activities, letters of credit and fees on covered call options.
These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

Security gains were taken on available for sale equities securities in the first three months of 1998 in order to maximize returns by taking advantage of market opportunities when presented. Unrealized gains, net of unrealized losses, in the available for sale equities portfolio totaled $62.2 million at March
31, 1998.

Noninterest Expense

Noninterest expense decreased $0.4 million or 3% at March 31, 1998 compared to March 31, 1997. The decrease is primarily attributable to $0.4 million of merger related and other nonrecurring expenses associated with the acquisition of Peoples during the first quarter of 1997, and reduction in full-time-equivalent staff levels. Merger related and other nonrecurring expenses included legal, accounting and investment banker expenses.

Recurring expenses were relatively flat during the first quarter of 1998 as compared to the first quarter of 1997. Average full-time equivalent staff decreased from 673 to 652. Severance and early retirement programs were implemented in May 1997 in order to eliminate duplicate positions following post merger restructuring and consolidation of operations. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, improved to 43.64% at March 31, 1998 as compared to 46.63% at March 31, 1997.

Federal Income Taxes

Federal income tax expense increased $0.8 million at March 31, 1998 as compared to March 31, 1997 primarily as a result of higher pre-tax income in 1998. The effective tax rate for the first three months of 1998 was 30% and 29% during the same period of 1997, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Year 2000

In June 1997, S&T management formed a committee to evaluate the process of preparing its computer systems and applications for the Year 2000. This process involves modifying or replacing certain hardware and software maintained by S&T, as well as communicating with external service providers and customers to ensure that they are taking the appropriate action to remedy their Year 2000 issues. Management and the committee expect to have substantially all of the system and application changes completed and tested by the end of 1998 and believe that its level of preparedness is appropriate.

S&T has estimated the total cost of the project to be $250,000 and is not expected to materially impact future operations. Purchased hardware and software will be capitalized in accordance with normal policy.
Personnel and all other costs related to the project will be expensed as incurred.

Safe Harbor "Statement under the Private Securities
Litigation Reform Act of 1995"

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










                                           S&T Bancorp, Inc.
                                           (Registrant)


Date: May 13, 1998
                                           /S/ Robert E. Rout
                                           (Senior Vice President and
                                            Chief Financial Offiicer)