Form 10-Q
period 1998-06-30
S&T BANCORP INC
filed 1998-08-12
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON D. C.  20549
                                                FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 1998

                              OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number                 0-12508

                                   S&T BANCORP, INC.
               (Exact name of registrant as specified in its charter)

               Pennsylvania                         25-1434426
         (State or other jurisdiction of          (I.R.S.EMPLOYER
         incorporation or organization)          Identification No.)

         800 Philadelphia Street, Indiana             15701
        (Address of principal executive offices)    (Zip Code)

                                  (724) 349-2900
                (Registrant's telephone number, including area code)

                                 Not Applicable
    (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports),  and (2) has been subject
to such filing requirements for the past 90 days   Yes   X       No



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $2.50 Par Value -- 13,825,916 shares as of July 22, 1998

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES





PART I.  FINANCIAL INFORMATION                                 Page No.



Item 1.  Financial Statements

     Condensed consolidated balance sheets - June 30, 1998
     and December 31, 1997                                         3

     Condensed consolidated statements of income - three
     months ended June 30, 1998 and 1997, and six months
     ended June 30, 1998 and 1997                                  4

     Condensed consolidated statements of cash flows -
     six months ended June 30, 1998 and 1997                       5

     Notes to condensed consolidated financial statements         6-9


Item 2.  Management's discussion and analysis of financial
     condition and results of operations                         10-19




PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                         20


SIGNATURES                                                        21

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
[CAPTION]

                                              June 30,       December 31,
                                                1998             1997
                                          (000's omitted except share data)
ASSETS
  Cash and due from banks                       $36,284          $35,951
  Interest-earning deposits with banks              101              102
  Securities:
     Available for sale                         561,513          521,117
     Held to maturity (market value $32,864
     in 1998 and $48,101 in 1997)                32,035           47,103
   Total Securities                             593,548          568,220

  Loans, net of allowance for loan losses
     of $25,076 in 1998 and $20,427 in 1997   1,280,419        1,253,326
  Premises and equipment                         20,667           20,613
  Other assets                                   42,504           42,079
TOTAL ASSETS                                 $1,973,523       $1,920,291


LIABILITIES
  Deposits:
     Noninterest-bearing                       $181,041         $165,727
     Interest-bearing                         1,133,095        1,118,931
       Total Deposits                         1,314,136        1,284,658

  Securities sold under repurchase
     agreements                                 210,509          170,124
  Federal funds purchased                         4,650            9,325
  Long term borrowing                           144,218          144,218
  Other borrowed funds                              130              130
  Other liabilities                              50,373           51,718
TOTAL LIABILITIES                             1,724,016        1,660,173

SHAREHOLDERS' EQUITY
  Preferred stock, without par value,
    10,000,000 shares authorized and
    none outstanding                                  -                -
  Common stock  ($2.50 par value)
    Authorized - 50,000,000 shares
    in 1998 and 25,000,000 in 1997
    Issued - 14,857,019 shares in
    1998 and 1997                                37,142           37,142
  Additional paid in capital                     20,717           19,369
  Retained earnings                             185,669          175,707
  Accumulated other comprehensive income         40,077           40,524
  Treasury stock (1,038,003 shares at
    June 30, 1998 and 715,864 at
    December 31, 1997, at cost                  (33,968)         (12,494)
  Deferred compensation                            (130)            (130)
TOTAL SHAREHOLDERS' EQUITY                      249,507          260,118
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $1,973,523       $1,920,291

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
[CAPTION]

                                For Three Months Ended    For Six Months Ended
                                       June 30,                  June 30,
                                   1998        1997         1998         1997
                                      (000's omitted except per share data)
INTEREST INCOME
  Loans, including fees           $28,467      $27,069      $56,528    $53,334
  Deposits with banks                   2            2            4          4
  Federal funds sold                  115          278          179        409
  Investment securities:
     Taxable                        7,725        6,043       15,446     12,640
     Tax-exempt                       397          581          882      1,191
     Dividends                        842          835        1,681      1,621
Total Interest Income              37,548       34,808       74,720     69,199

INTEREST EXPENSE
  Deposits                         12,370       11,662       24,523     23,081
  Securities sold under
    repurchase agreements           2,841        1,688        5,133      3,304
  Federal funds purchased              83           65          237        240
  Long term borrowing               1,975        1,615        4,206      3,438
  Other borrowed funds                  3            4            5          8
Total Interest Expense             17,272       15,034       34,104     30,071
NET INTEREST INCOME                20,276       19,774       40,616     39,128
  Provision for loan losses         4,000          800        6,050      2,350
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES        16,276       18,974       34,566     36,778

NONINTEREST INCOME:
  Trust fees                          874          777        1,744      1,409
  Service charges on deposit
   accounts                         1,347        1,090        2,607      2,143
  Net securities/other gains        5,126        2,038        7,443      3,540
  Other                             1,004          568        2,003      1,401
Total Noninterest Income            8,351        4,473       13,797      8,493

NONINTEREST EXPENSE
  Salaries and employee benefits    5,575        6,268       11,245     11,963
  Occupancy, net                      694          648        1,379      1,350
  Furniture and equipment             799        1,285        1,544      2,022
  Other taxes                         366          333          722        654
  Data processing                     881          648        1,393      1,135
  FDIC assessment                      58           62          113        118
  Other                             2,676        2,412        5,239      5,360
Total Noninterest Expense          11,049       11,656       21,635     22,602
INCOME BEFORE INCOME TAXES         13,579       11,791       26,728     22,669
  Applicable income taxes           4,131        3,478        8,040      6,615
NET INCOME                         $9,448       $8,313      $18,688    $16,054

PER COMMON SHARE
  Net Income - Basic                $0.68        $0.59        $1.34      $1.14
  Net Income - Diluted              $0.67        $0.58        $1.32      $1.12
  Dividends                          0.33         0.28         0.63       0.53
Average Common Shares Outstanding  13,861       14,130       13,949     14,127

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[CAPTION]

                                                    Six Months Ended June 30
                                                   1998                  1997
                                                         (000's omitted)
Operating Activities
Net Income                                       $18,688              $16,054
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                        6,050                2,350
  Provision for depreciation and amortization      1,052                1,115
  Net amortizaton of investment security
    premiums                                         328                  263
  Net gains on sales of securities available
    for sale                                      (7,449)              (3,438)
  (Decrease) increase in deferred income
    taxes                                           (627)                  93
  Decrease (increase) in interest receivable         552                  (24)
  Decrease in interest payable                      (380)                (252)
  Decrease in other assets                           466                1,321
  Decrease in other liabilities                   (1,863)                (260)
  Net Cash Provided by Operating Activities       16,817               17,222

Investing Activities
  Net redemption of interest-earning
    deposits with banks                                1                    7
  Net decrease in federal funds sold                   0                5,665
  Proceeds from maturities of investment
    securities                                    15,079                2,731
  Proceeds from maturities of securities
    available for sale                           113,765               67,696
  Proceeds from sales of securities
    available for sale                            67,328               38,202
  Purchases of securities available
    for sale                                    (215,068)             (60,763)
  Net increase in loans                          (44,825)             (46,401)
  Proceeds from the sale of loans                 11,682                9,905
  Purchases of premises and equipment             (1,127)                (114)
  Other, net                                          21                 (641)
  Net Cash Used by Investing Activities          (53,144)              16,287

Financing Activities
  Net increase in demand, NOW and
    savings deposits                              27,965               11,492
  Net increase (decrease) in certificates
    of deposit                                     1,513               (1,088)
  Net increase (decrease) in repurchase
    agreements                                    40,386               (7,470)
  Net decrease in federal funds purchased         (4,675)                (775)
  Repayments of FHLB long-term borrowings              0              (25,000)
  Acquisition of treasury stock                  (25,685)                  (4)
  Excercise of stock options and related
    tax benefit                                    5,560                  619
  Decrease in obligation under capital lease           0                 (119)
  Cash dividends paid to shareholders             (8,404)              (6,300)
  Net Cash Used by Financing Activities           36,660              (28,645)

  Increase in Cash and Cash Equivalents              333                4,864
  Cash and Cash Equivalents at Beginning
    of Period                                     35,951               40,710
  Cash and Cash Equivalents at End of
    Period                                       $36,284              $45,574

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1997.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in diluted earnings per share. Average shares outstanding for computing basic earnings per share were 13,949,411 and 14,127,306 for the period ending June 30, 1998 and 1997. Average shares outstanding for computing dilutive earnings per share were 14,104,525 and 14,285,195 for the period ending June 30, 1998 and 1997. In computing dilutive earnings per share, average shares outstanding have been increased by the common stock equivalents relating to S&T's available stock options.

As of January 1, 1998, S&T adopted Statement 130, Reporting
Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on S&T's net income or shareholders' equity.
Statement 130 requires unrealized gains or losses on S&T's available-for-sale securities, which prior to adoption were reported seperately in shareholders' equity, to be included in comprehensive income. Prior period financial statements have been reclassified to conform to the requirements of Statement 130. During the first half of 1998 and 1997, total comprehensive income amounted to $18,241,000 and $19,359,000.

NOTE B--SECURITIES
The amortized cost and estimated market value of securities as of June 30 are as follows:
[CAPTION]

1998                                           Available for Sale
                                           Gross        Gross       Estimated
                              Amortized    Unrealized   Unrealized  Market
                              Cost         Gains        Losses      Value
                                                (000's omitted)
Obligations of U.S. government
  corporations and agencies     $384,067    $2,756       ($141)      $386,682
Mortgage-backed securities        11,557       336          (1)        11,892
U.S. Treasury securities          31,958     1,326                     33,284
Corporate securities              10,842       252                     11,094
Debt securities available for
  sale                           438,424     4,670        (142)       442,952
Marketable equity securities      46,049    57,791        (663)       103,177
Other securities                  15,384                               15,384
   Total                        $499,857   $62,461       ($805)      $561,513

   1998                                             Held to Maturity
                                          Gross         Gross       Estimated
                              Amortized   Unrealized    Unrealized  Market
                              Cost        Gains         Losses      Value
                                                (000's omitted)
Obligations of states and political
  subdivisions                   $28,315      $641         ($1)       $28,955
Corporate securities               1,998       189                      2,187
Debt securities held to maturity  30,313       830          (1)        31,142
Other securities                   1,722                                1,722
   Total                         $32,035      $830         ($1)       $32,864

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued


NOTE B-SECURITIES

The amortized cost and estimated market value of securities as of December 31 are as follows:
[CAPTION]

1997                                            Available for Sale
                                             Gross       Gross       Estimated
                                  Amortized  Unrealized  Unrealized  Market
                                  Cost       Gains       Losses      Value
                                                  (000's omitted)
Obligations of U.S. government
  corporations and agencies        $338,855   $2,616     ($183)       $341,288
Mortgage-backed securities           14,169      373                    14,542
U.S. treasury securities             38,044    1,429                    39,473
Corporate securities                 10,848      228       (12)         11,064
Debt securities available
  for sale                          401,916    4,646      (195)        406,367
Marketable equity securities         43,745   58,060      (166)        101,639
Other securities                     13,111                             13,111
  Total                            $458,772  $62,706     ($361)       $521,117


1997                                             Held to Maturity
                                            Gross        Gross       Estimated
                                Amortized   Unrealized   Unrealized  Market
                                Cost        Gains        Losses      Value
                                                  (000's omitted)
Obligations of states and political
  subdivisions                     $37,497     $794        ($5)        $38,286
Corporate securities                 1,998      209                      2,207
Debt securities held to
  maturity                          39,495    1,003         (5)         40,493
Other securities                     7,608                               7,608
  Total                            $47,103   $1,003        ($5)        $48,101


During the period ended June 30, 1998, there were $7,449,099 in realized gains relative to securites available for sale.

The amortized cost and estimated market value of debt securities at June 30, 1998, by contractual maturity, are shown below.
[CAPTION]

                                                                   Estimated
                                          Amortized                Market
  Available for Sale                      Cost                     Value
                                                  (000's omitted)
  Due in one year or less                  $21,590                  $21,769
  Due after one year through five years    225,772                  227,399
  Due after five years through ten years   185,635                  188,188
  Due after ten years                        5,427                    5,596
      Total                               $438,424                 $442,952

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued


NOTE B-SECURITIES
[CAPTION]

                                                                 Estimated
                                          Amortized              Market
  Held to Maturity                        Cost                   Value
                                                 (000's omitted)
  Due in one year or less                 $5,404                $5,441
  Due after one year through five years   14,353                14,781
  Due after five years through ten years   8,471                 8,740
  Due after ten years                      2,085                 2,180
      Total                              $30,313               $31,142

At June 30, 1998 and December 31, 1997 investment securities with a principal amount of $284,228,000 and $274,350,000 respectively, were pledged to secure repurchase agreements and public and trust fund deposits.


NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:
[CAPTION]

                                       June 30, 1998         December 31, 1997
                                                    (000's omitted)
 Real estate - construction                $62,562                 $47,967
 Real estate - mortgages:
   Residential                             500,044                 512,417
   Commercial                              356,115                 327,384
 Commercial - industrial and agricultural  264,892                 255,017
 Consumer installment                      121,882                 130,968

 Gross Loans                             1,305,495               1,273,753
 Allowance for loan losses                 (25,076)                (20,427)
     Total Loans                        $1,280,419              $1,253,326

Changes in the allowance for loan losses for the six months ended June 30 were as follows:
[CAPTION]

                                               1998                  1997
                                                     (000's omitted)
   Balance at beginning of period           $20,427                 $18,729
   Charge-offs                               (2,154)                 (1,524)
   Recoveries                                   753                     415
   Net charge-offs                           (1,401)                 (1,109)
   Provision for loan losses                  6,050                   2,350
   Balance at end of period                 $25,076                 $19,970

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued


The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans at June 30, 1998 and December 31, 1997.
[CAPTION]

                                                       1998            1997
Recorded investment in loans considered
  to be impaired                                   $3,766,000     $1,869,000
Loans considered to be impaired that
  were on a nonaccrual basis                                -              -
Allowance for loan losses related to
  loans considered to be impaired                     333,000        914,000
Average recorded investment in impaired
  loans                                             3,587,000      6,329,000
Total interest income recognized on
  impaired loans                                      365,000        656,000
Interest income on impaired loans
  recognized on a cash basis                                -              -


NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit.
The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled
$360,109,000 and obligations under standby letters of credit totaled $64,841,000 at June 30, 1998.

At June 30, 1998, S&T had marketable equity securities, totaling $2,005,612 at amortized cost and $3,432,725 at estimated market value, that were subject to covered call option contracts.
The purpose of these contracts was to generate fee income for S&T.

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



Financial Condition



Total assets averaged $2.0 billion in the first six

months of 1998, a $149.9 million increase from the

1997 full year average.  Average loans increased $56.7

million and average securities and federal funds

increased $72.0 million in the first six months of

1998 compared to the 1997 full year averages.  Funding

for this loan and security growth was primarily

provided by a $35.5 million increase in average

deposits, a $13.8 million increase in average retained

earnings and  a $93.7 million increase in average

borrowings.



Lending Activity



Total loans at June 30, 1998 were $1.3 billion, a

$31.7 million or 2.5% increase from December 31, 1997.

Average loans increased $56.7 million, or 5% to $1.3

billion for the six months ended June 30, 1998 from

the 1997 full year average.  Changes in the

composition of the loan portfolio during 1998 included

increases of $9.9 million of  commercial loans, $42.0

million of commercial real estate loans, offset by a

decrease of $11.2 million of residential mortgages and

$9.0 million of installment loans.



Commercial real estate loans comprise 27% of the loan

portfolio.  Although commercial real estate loans can

be an area of higher risk, management believes these

risks are mitigated by limiting the percentage amount

of portfolio composition, a rigorous underwriting

review by loan administration and the fact that many

of the commercial real estate loans are owner-occupied

and/or seasoned properties.



Residential mortgage lending continued to be a

strategic area of focus during the first six  months

of 1998 through a centralized mortgage origination

department, ongoing product redesign, the utilization

of commission compensated originators and the

implementation of a mortgage banking function.

Management believes that if a downturn in the local

residential real estate market occurs, the impact of

declining values on the real estate loan portfolio

will be negligible because of S&T's conservative

mortgage lending policies.  These policies generally

require, for portfolio loans, a maximum term of twenty

years for fixed rate mortgages and private mortgage

insurance for loans with less than a 20% down payment.

At June 30, 1998 the residential mortgage portfolio

had a 25% composition of adjustable rate mortgages.



Beginning in the fourth quarter of 1997, S&T sold

$12.7 million of long-term, lower-yielding 1-4 family

mortgages, acquired from the Peoples  merger, to the

Federal National Mortgage Association (FNMA).  S&T

retained ongoing servicing rights on the mortgages

sold to FNMA.  The rationale for these sales is to

mitigate interest rate risk associated with holding

long-term residential mortgages in the loan portfolio,

to generate fee revenue from servicing, and still

maintain the primary customer relationship.  During

the second quarter of 1998, S&T sold $4.2 million of

1-4 family mortgages to FNMA.  S&T will continue to

sell longer-term loans to FNMA in the future on a

selective basis, especially during periods of lower

interest rates.

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

S&T implemented an indirect auto leasing program and

currently has $4.2 million of outstanding auto leases.

Installment loans have also decreased due to  recent

changes in government regulations which have

significantly decreased the profit potential of

guaranteed student loans.  The remaining student loan

portfolio of $7.0 million was sold in 1997.  S&T will

continue to distribute student loan applications for

customer convenience, but will not fund or hold the

loans.



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



Security Activity



Average securities increased $75.0 million in the

first six months of 1998 compared to the 1997 full

year average.  The increase in the average investment

portfolio was related to an increase in average

taxable securities of $84.6 million, offset by a

decrease in tax-exempt state and municipal securities

average balances of $9.6 million.   This increase was

comprised of $90.6 million in U.S. government agency

securities, $1.6 million of mortgage-backed

securities, $1.4 million of corporate equity

securities and $3.8 million of Federal Home Loan Bank

(FHLB) stock.  Offsetting these increases were average

decreases of $11.0 million of U.S. treasury securities

and $1.8 million of corporate securities.

S&T BANCORP , INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF

OPERATIONS



The significant increase in U.S. government agency

securities, classified as available for sale, during

1998 was due to a  balance sheet leveraging strategy

to maximize net interest income by taking advantage of

low, short-term funding rates.  Interest rate risks

associated with this strategy is managed and monitored

through S&T's Asset Liability Committee (ALCO).


The equity securities portfolio is primarily comprised

of  bank holding companies, as well as preferred and

utility stocks to take advantage of the dividends

received deduction for corporations.  During 1998, the

equity portfolio yielded 10.6% on a fully taxable

equivalent basis and had unrealized gains, net of

nominal unrealized losses, of  $57.1 million.  The

equity securities portfolio consists of securities

traded on the various stock markets and are subject to

change in market value.  The FHLB capital stock is a

membership and borrowing requirement and is acquired

and sold at stated value.



S&T's policy for security classification included U.S.

treasuries, U.S. government agencies, mortgage-backed

securities, CMOs and corporate equities as available

for sale.  Municipal securities and other debt

securities are classified as held to maturity.  At

June 30, 1998, unrealized gains, net of unrealized

losses, for securities classified as available for

sale were $61.7 million.



Allowance for Loan Losses



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



The balance of nonperforming loans at June 30, 1998,

which includes nonaccrual loans past due 90 days or

more, was $3.2 million, or 0.24% of total loans.  This

compares to nonperforming loans of $3.6 million or

0.28% of total loans at December 31, 1997.



S&T had a $56.7 million, or 5%, increase in average

loans during the first half of 1998 as compared to the

1997 average.  All of this portfolio growth occurred

in the industrial and commercial real estate

classifications.  Despite currently favorable credit

quality statistics, S&T recognizes the increased risks

of these types of loans, especially when the current

economic expansion slows or declines.  Also unknown is

the effect that the Year 2000 issue will have on the

businesses of commercial customers, pending completion

of a Year 2000 risk assessment program currently in

process for major S&T commercial customers.

Therefore, S&T believed it prudent to increase the

allowance for loan losses to $25.1 million, or 1.92%

of total loans at June 30, 1998, as compared to $20.4

million, or 1.60% at December 31, 1997.

Deposits

Average total deposits increased by $35.5 million, or

2% for the six months ended June 30, 1998 as compared

to the 1997 average. Changes in the average deposit

mix included a $12.1 million increase in time

deposits, $31.2 million increase in money market

accounts and a $12.0 million increase in demand

accounts, offset by a $12.7 million decrease in

savings accounts and a $7.1 million decrease in NOW

accounts.



Special rate deposits of $100 thousand and over were

7% of total deposits at June 30, 1998 and December 31,

1997 and primarily represent deposit relationships

with local customers in our market area.  Retail time

deposit increases of $12.1 million were the result of

expanded promotional programs.

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

Borrowings

Average borrowings increased $93.7 million for the six

months ended June 30, 1998 compared to the 1997 annual

average and were comprised of retail repurchase

agreements (REPO's), wholesale REPO's, federal funds

purchased and long-term borrowings.  S&T defines

repurchase agreements with its local, retail customers

as retail REPOS; wholesale REPOS are those transacted

with other banks and brokerage firms with terms

normally ranging from 1 to 14 days.



The average balance in retail REPOS  increased

approximately $6.2 million for the first six months of

1998 compared to the full year 1997 average.    This

increase is primarily attributable to new REPO sweep

relationships in our cash management department.  S&T

views retail REPOS as a relatively stable source of

funds since most of these accounts are with local,

long-term customers.



Wholesale REPOS and federal funds increased $57.7

million for the first six months of 1998 compared to

the full year 1997 average.  The aforementioned

balance sheet leveraging strategy has increased  the

usage of wholesale REPO fundings in 1998.



Average long-term borrowings have increased $29.9

million in the first six months of 1998 as compared to

the full year 1997 average.  At June 30, 1998, S&T had

long-term borrowings outstanding of $49.6 million at a

fixed rate and $94.6 million at an adjustable rate

with the FHLB.  The purpose of these borrowings was to

provide matched, fixed rate fundings for newly

originated loans, to mitigate the risk  associated

with volatile liability fundings, to take advantage of

lower cost funds through the FHLB's Community

Investment Program and to fund stock buy-backs.



Capital Resources



Shareholders' equity decreased $10.6 million at June

30, 1998, compared to December 31, 1997.  Net income

was $18.7 million and dividends paid to shareholders

were $8.4 million for the six months ended June 30,

1998.  The decrease is attributable to the conclusion

of the Modified Dutch Auction in which S&T repurchased

approximately 440,000 shares of its common stock.  An

authorization to buy-back up to 1,060,000 shares not

acquired in the Modified Dutch Auction remains in

effect until December 31, 1998. During the second

quarter of 1998, S&T  repurchased an additional 73,000

shares of its common stock.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF

OPERATIONS



S&T paid 45% of net income in dividends, equating to

an annual dividend rate of $1.26 per share during the

first six months of 1998.



The book value of S&T's common stock decreased

slightly from $18.39 at December 31, 1997 to $18.06 at

June 30,1998, primarily due to the stock buy-backs

during the first half of 1998.  Equity associated with

the available for sale securities portfolio decreased

$0.4 million during the first six months of 1998.  The

market price of S&T's common stock was $55.25 per

share at June 30, 1998, an increase from $43.25 per

share at December 31, 1997.



S&T continues to maintain a strong capital position

with a leverage ratio of 10.7% as compared to the

minimum regulatory guideline of 3.0%. S&T's risk-based

capital Tier I and Total ratios were 15.7% and 17.0%

respectively, at June 30, 1998.  These ratios place

S&T well above the Federal Reserve Board's risk-based

capital guidelines of 4.0% and 8.0% for Tier I and

Total, respectively.



RESULTS OF OPERATIONS



Six months ended June 30, 1998 compared to

Six months ended June 30, 1997



Net Income



Net income increased to $18.7 million or $1.32 per

diluted earnings per share in the first six months of

1998 from $16.1 million or $1.12 per diluted earnings

per share for  the same period of 1997.  The

significant improvement during the first six months of

1998 was the result of higher net interest income,

noninterest income and security gains.   Operating

expenses were lower due to the People's merger related

costs and post merger restructurings incurred in the

first half of 1997.



Net Interest Income



On a fully taxable equivalent basis, net interest

income increased $1.3 million or 3% in the first six

months of 1998 compared to the same period of 1997.

The net  yield on interest-earning assets was 4.64% in

the first six months of 1998 as compared to 4.92% in

the same period of 1997.  The decline in the net yield

on interest earning assets during 1998 was attributed

the aforementioned balance sheet leveraging strategy

with arbitraged securities, and stock buybacks during

the first six months of 1998.



In the first six months of 1998, average securities

increased $75.0 million and average loans increased

$56.7 million.  The yields on average securities

decreased by 3 basis points during the period and the

yield on average loans remained constant.



In the fourth quarter of 1997, S&T implemented a

balance sheet leveraging strategy through the purchase

of approximately $100 million of intermediate-term

U.S. government securities, funded with short-term

borrowings.  The strategy provided pre-tax spreads of

100-125 basis points during the period with manageable risks,

contributing positively to net interest income, but

also causing a 21 basis points decline in the net

yield on interest earning assets.



Average interest bearing deposits provided $39.4

million of the funds for the growth in securities and

loans; cost of deposits totaled 4.26%, a decrease of

1 basis point from 1997.  The cost of REPOS and other

borrowed funds increased 5 basis points to 5.47%.

More longer-term borrowings were utilized in 1998 in

order to take advantage of low, long-term funds rates

and to mitigate interest rate risk.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF

OPERATIONS



Also positively affecting net interest income was a

$22.1 million increase to average net free funds.

Average net free funds are the excess of  demand

deposits, other non-interest bearing liabilities and

shareholders' equity over non-earning assets.  This

increase is net of the reduction to shareholders

equity resulting from stock buy-backs.



Maintaining consistent spreads between earning assets

and costing liabilities is very significant to S&T's

financial performance since net interest income

comprises 87% of operating revenue.  A variety of

asset/liablity management strategies were successfully

implemented within prescribed ALCO risk parameters

that enabled S&T to maintain a net interest margin

reasonably consistent with historical levels.  The

level and mix of funds is continually monitored by

ALCO in order to mitigate the interest rate

sensitivity and liquidity risks of the balance sheet.



Provision for Loan Losses



The provision for loan losses increased to $6.1

million for the first six months of 1998 as compared

to $2.4 million in the same period of 1997.  The

increase was the result of management's assessment of

economic conditions, credit quality statistics, loan

administration effectiveness and other factors that

would have an impact on future probable losses in the

loan portfolio.



Credit quality statistics are an important factor in

determining the amount of provision expense.  Net loan

charge-offs totaled $1.4 million for the first six

months of 1998 compared to $1.1 million for the same

period 1997.  Nonperforming loans to total loans was

0.24% at June 30, 1998 and 0.58% in the same period of

1997.



Also affecting the amount of provision expense is the

amount and types of loan growth.  Recent loan growth

has been primarily in the commercial sectors, which

can be areas of higher risks in the event of an

economic downturn.  Therefore, despite currently

favorable credit quality statistics, S&T believed that

a significant increase to the allowance for loan

losses was warranted.



Noninterest Income



Noninterest income increased $5.3 million or 62% in

the first six months of 1998 compared to the same

period of 1997.  Increases included $0.5 million in

service charges and fees, $0.3 million in trust

income, $3.9 million in security gains and $0.6

million in other income.



The 22% increase in service charges on deposit

accounts was primarily the result of  expanding new

cash management relationships and management's

continual effort to implement reasonable fees for

services performed, to manage closely the collection

of these fees, as well as the implementation of

foreign ATM service charges in the fourth quarter of

1997.  The increase in trust fees is attributable to

expanded marketing efforts to develop new trust

business and to expand current relationships.  The

People's merger presents new trust opportunites within

the Allegheny County market for trust products.  The

increase in other income  was a result of increased

performance for brokerage activities, credit

insurance, letters of credit fees and fees on covered

call options.  These areas were the focus of several

strategic initiatives and product enhancements

implemented in order to expand this source of revenue.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF

OPERATIONS



S&T recognized $7.4 million of gains on equity

securities in the first six months of 1998.  $3.0

million were the result of Emerging Issues Task Force

#91-5, Nonmonetary Exchange of Cost-Method Investments

(EITF 91-5).  This accounting pronouncement requires

the mark to market of equity securities when an

acquisition of the company in which securities are

owned occurs.  Gains recognized included $2.6 million

from the First Union/Corestates merger and $0.4

million from the CFX/Peoples Heritage merger.  The

remaining security gains were taken on available for

sale equities securities in the first six months of

1998 in order to maximize returns by taking advantage

of market opportunities when presented.  Unrealized

gains, net of unrealized losses, in the available for

sale equities portfolio totaled $57.1 million at

June 30, 1998.



Noninterest Expense



Noninterest expense decreased $1.0 million or 4% at

June 30, 1998 compared to June 30, 1997.  The decrease

is primarily attributable to $2.2 million of merger

related and other nonrecurring expenses associated

with the acquisition of Peoples during the first half

of 1997.  Merger related and other nonrecurring

expenses included costs for severance and early

retirement programs, the write-off and conversion of

data processing systems, as well as legal, accounting

and investment banker expenses.  Other expenses of

$1.0 million were provided for during the first six

months of 1998 and included $0.3 million of consulting

fees for reengineering of retail loan delivery

services, $0.3 million for Year 2000 projected costs

and $0.4 million of costs associated with the

conversion of data processing systems for a  branch

purchase.



Recurring expenses were relatively flat during the

first half of 1998 as compared to the first half 1997.

Severance and early retirement programs were

implemented in May 1997 in order to eliminate

duplicate positions following post merger

restructuring and consolidation of operations.

Average full-time equivalent staff decreased from 666

to 653.  S&T's efficiency ratio, which measures

noninterest expense as a  percent of recurring

noninterest income plus net interest income on a fully

taxable equivalent basis, improved to 42.85% at June

30, 1998 as compared to 44.84% at June 30, 1997.



Federal Income Taxes



Federal income tax expense increased $1.4 million at

June  30, 1998 as compared to June 30, 1997 primarily

as a result of higher pre-tax income in 1998.  The

effective tax rate for the first six months of 1998

was 30%, and 29% during the same period of 1997,

which is below the 35% statutory rate due to benefits

resulting from tax-exempt interest, excludable

dividend income and low income housing tax credits

(LIHTC).



RESULTS OF OPERATIONS



Three months ended June 30, 1998 compared to

Three months ended June 30, 1997





Net Income



Net income increased to $9.4 million or $0.67 per

diluted earnings per share in the second quarter of

1998 from $8.3 million or $0.58 per diluted earnings

per share for  the same period of 1997, a 16%

improvement.  This significant improvement is due to

higher net interest income, higher noninterest income,

higher security gains and reduced operating expenses

due to the Peoples merger related costs incurred in

the second quarter of 1997.

S&T BANCORP, INC, AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF

OPERATIONS



Net Interest Income



On a fully taxable equivalent basis, net interest

income increased $0.4 million or 2% in the second

quarter of 1998 compared to the same period of 1997.

This improvement in net interest income primarily

resulted from a higher level of earning assets while

spreads decreased.



Average earning assets increased by $156.2 million as

compared to the second quarter of 1997, primarily as a

result $76.8 million of  loan growth and $88.1 million

of security growth.  Funding for this asset growth was

provided by available for sale securities sales,

deposits, borrowings and retained earnings.



Net interest margin on a fully taxable equivalent

basis was 4.58% for the second quarter of 1998, as

compared to 4.97% for the same period of 1997.  The

decline in the net interest margin is primarily the

result of the aforementioned balance sheet leveraging

strategy utilizing securities arbitrage.

Provision for Loan Losses



The provision for loan losses increased to $4.0

million for the second quarter of 1998 compared to

$0.8 million in the same period of 1997.  Net loan

charge-offs totaled $0.7 million for the second

quarter of 1998 compared to $0.8 million for the same

period 1997.  The provision expense in 1998 was a

result of an effort to maintain S&T's allowance for

loan losses to total loans at a relatively consistent

level with loan growth, and the continuing change in

the loan portfolio mix  to a greater percentage of

commercial loans.  The provision expense also

considers management's assessment  of economic

conditions , credit quality statistics, loan

administration effectiveness and other factors that

would have an impact on future probable losses in the

loan portfolio.



Noninterest Income



Noninterest income increased $3.9 million or 87% in

the second quarter of 1998 compared to the same period

of 1997.  Increases included $3.1 million in

security/nonrecurring gains, $0.3 million  in service

charges and fees, $0.1 million in trust income and

$0.4 million in other income during the second quarter of 1998.



S&T recognized $5.1 million of gains on equity

securities in the second quarter of 1998;  $3.0

million were the result of Emerging Issues Task Force

#91-5, Nonmonetary Exchange of Cost-Method Investments

(EITF 91-5).  This accounting pronouncement requires

the mark to market of equity securities when an

acquisition of the company in which securities are

owned occurs.  Gains recognized included $2.6 million

from the FirstUnion/Corestates merger and $0.4 million

from the CFX/Peoples Heritage merger.



The remaining security gains were taken on available

for sale equities securities in the second quarter of

1998 in order to maximize returns by taking advantage

of market opportunities when presented.  The increase

in service charges on deposit accounts was primarily

the result of  expanding new cash management

relationships, management's continual effort to

implement reasonable fees for services

performed to manage closely the collection of these

fees, as well as the implementation of foreign ATM

service charges in the fourth quarter of 1997.  The

increase in trust fees is attributable to expanded

marketing efforts to develop new trust business and

expand current relationships.  The People's merger

also provides new trust opportunities within the

Allegheny County market.  The increase in other income

was a result of increased performance for brokerage

activities, letters of credit fees, insurance and fees

on covered call options.  These areas were the focus

of several  strategic initiatives and product

enhancements implemented in order to expand this

source of revenue.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF

OPERATIONS



Noninterest Expense



Noninterest expense decreased $0.6 million or 5% in

the second quarter of 1998 as compared to 1997.  The

decrease is primarily attributable to the

aforementioned merger related and other nonrecurring

expenses associated with the acquisition of Peoples

during the second quarter of 1997, offset by other

expenses of $1.0 million which were provided for

during the second quarter of 1998.  The increase in

other expense included $0.3 million of consulting fees

for reengineering of retail loan delivery services, $0.3

million for Year 2000 projected costs and $0.4 million

of costs associated with the conversion of data

processing systems for a branch purchase.  Other

recurring noninterest expenses were relatively flat

during the second quarter of 1998.



Federal Income Taxes



Federal income tax expense increased $0.7 million at

June  30, 1998 as compared to June 30, 1997 primarily

as a result of higher pre-tax income in 1998.  The

effective tax rate for the second quarter of 1998 was

30%, which is below the 35% statutory rate due to

benefits resulting from tax-exempt interest,

excludable dividend income and low income housing tax

credits (LIHTC).



Year 2000


The Year 2000 Issue is the result of computer programs

being written using two digits rather than four to define

the applicable year.  Any of S&T's computer programs or

hardware that have date-sensitive software or embedded

chips may recognize a date using "00" as the year 1900

rather than the year 2000.  This could result in a system

failure or miscalculations causing disruptions of operations,

including, among other things, a temporary inability to

process transactions, send invoices or engage in similar

normal business activities.


Based on recent assessments, S&T determined that it will be

required to modify or replace some portions of hardware

and software so that those systems will properly utilize dates beyond December 31, 1999.  S&T presently believes that with

modifications and replacement of existing hardware and software,

the Year 2000 Issue can be mitigated.  However, if such

modifications and replacements are not made, or are not

completed timely,  the Year 2000 Issue could have a material impact on the operations of S&T.


S&T's plan to resolve the Year 2000 Issue involves four phases;

assessment, remediation, testing and implementation.  In June 1997,

S&T management formed a task force (Y2K Task Force) to evaluate the process of preparing its computer systems and applications for the Year 2000.  This process involves modifying or replacing certain hardware and software maintained by S&T, as well as

communication with external service providers and customers to ensure that they are taking the appropriate action to remedy their Year 2000 Issues.  To date,  the Y2K Tack Force has completed its assessment of the Year 2000 Issue with internal systems and third party vendors.  Assessment of the effect of Year 2000 Issue on commercial business customers is still being evaluated.

Significant to S&T's data processing abilities is the services provided by M&I Data Services (M&I) which provides the majority of computer services for S&T customer accounts and transactions.

M&I is also currently involved in a similar Year 2000 assessment and remediation.  S&T has been notified by M&I that the project is on target.  M&I expects to be fully Year 2000 compliant in the fourth quarter of 1998.  If compliance assurance is not

received from M&I at that time, S&T will develop contingency plans.

All internal data processing systems aare in the process of being tested for Year 2000 compliance.  The testing also includes

validations of third party software/hardware vendors that have provided assurance or certifications of compliance.  To date,

70% of the testing for critical systems has been completed and software/hardware replacements have been scheduled where problems have been identified.  The testing is expected to be completed in the fourth quarter of 1998;  the remediation of critical internal systems is expected to be completed by December 31, 1998.


The effect of Year 2000 on the businesses of commercial customers is unknown and is currently being evaluated as part of this risk assessment process.  The assessment identified 31 high-risk

commercial cutomers as being significant to S&T's future financial performance.  Each of these significant business customers will be called upon and interviewed to determine their respective company's awareness and preparedness for the Year 2000 Issue.  Results of these interviews are reported to the S&T Senior Loan Committee and credit administration so that remedial action can be taken when appropriate.

Communications to all commercial customers via mail and calling officers has been ongoing to ensure effective planning to meet the Year 2000 compliance requirements.


Management and the Y2K Task Force expect to have substantially all of the critical systems and application changes completed and tested by the end of 1998 and believe that its level of preparedness is appropriate. S&T has estimated the total cost of the project to be $0.3 million and is not expected to materially impact

future operations.  Purchased hardware and software

will be capitalized in accordance with normal policy.

Personnel and all other costs related to the project

will be expensed as incurred.  The Y2K Task Force reports

to the S&T Board of Directors each quarter.



"Safe Harbor" Statement under the Private Securities

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

        (b)  Reports of Form 8-K

             None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             S&T Bancorp, Inc.
                                             Registrant

                                             /s/ Robert E. Rout
                                             Principal Accounting Officer
Date:  August 12, 1998