Form 10-Q
period 1998-09-30
S&T BANCORP INC
filed 1998-11-12
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C.  20549
                                    FORM 10-Q


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 30, 1998

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

Common Stock, $2.50 Par Value -- 27,642,620 shares as of November 2, 1998

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES





PART I.  FINANCIAL INFORMATION                                 Page No.



Item 1.  Financial Statements

         Condensed consolidated balance sheets -
         September 30, 1998 and December 31, 1997                 3

         Condensed consolidated statements of income -
         three months ended September 30, 1998 and 1997,
         and nine months ended September 30, 1998 and 1997        4

         Condensed consolidated statements of cash flows -
         nine months ended September 30, 1998 and 1997            5

         Notes to condensed consolidated financial
         statements                                              6-9

Item 2.  Management's discussion and analysis of financial
         condition and results of operations                    10-19



PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                         20


SIGNATURES                                                        21

  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30,    December 31,
                                                   1998             1997
                                            (000's omitted except share data)
  ASSETS
      Cash and due from banks                      $42,550          $35,951
      Interest-earning deposits with banks              50              102
      Securities:
        Available for sale                         571,498          521,117
        Held to maturity (market value
        $33,956 in 1998 and $48,101 in 1997)        33,025           47,103
        Total Securities                           604,523          568,220

      Loans, net of allowance for loan losses
         of $24,791 in 1998 and $20,427 in
         1997                                    1,318,509        1,253,326
      Premises and equipment                        21,218           20,613
      Other assets                                  50,227           42,079
  TOTAL ASSETS                                  $2,037,077       $1,920,291


  LIABILITIES
      Deposits:
          Noninterest-bearing                     $200,367         $165,727
          Interest-bearing                       1,171,079        1,118,931
              Total Deposits                     1,371,446        1,284,658

      Securities sold under repurchase
       agreements                                  137,366          170,124
      Federal funds purchased                            0            9,325
      Long term borrowing                          229,068          144,218
      Other borrowed funds                             130              130
      Other liabilities                             47,861           51,718
  TOTAL LIABILITIES                              1,785,871        1,660,173

  SHAREHOLDERS' EQUITY
      Preferred stock, without par value,
           10,000,000 shares authorized and
           none outstanding                          -                -
      Common stock  ($2.50 par value)
           Authorized - 50,000,000 shares
             in 1998 and 25,000,000 in 1997
          *Issued - 29,714,038 shares in 1998
             and 14,857,019 in 1997                 74,285           37,142
      Additional paid in capital                    21,017           19,369
      Retained earnings                            153,479          175,707
      Accumulated other comprehensive income        38,319           40,524
     *Treasury stock (2,136,824 shares at
           September 30, 1998 and 1,431,728 at
           December 31, 1997, at cost)             (35,764)         (12,494)
      Deferred compensation                           (130)            (130)
  TOTAL SHAREHOLDERS' EQUITY                       251,206          260,118
  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                      $2,037,077       $1,920,291

*Reflects the effect of a two-for-one common stock split in the form of a 100% stock dividend distributed on October 30, 1998.

See Notes to Condensed Consolidated Financial Statements

  S&T BANCORP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                     For Three Months Ended    For Nine Months Ended
                                          September 30,             September 30,
                                         1998        1997          1998         1997
                                            (000's omitted except per share data)
  INTEREST INCOME
      Loans, including fees           $29,263       $27,670     $85,791      $81,003
      Deposits with banks                   1             2           5            6
      Federal funds sold                   39            92         218          501
      Investment securities:
           Taxable                      7,816         6,364      23,262       19,004
           Tax-exempt                     371           550       1,253        1,741
           Dividends                      855           811       2,537        2,432
  Total Interest Income                38,345        35,489     113,066      104,687

  INTEREST EXPENSE
      Deposits                         12,502        12,437      37,000       35,518
      Securities sold under
         repurchase agreements          2,183         1,538       7,316        4,842
      Federal funds purchased              68            64         305          304
      Long term borrowing               2,822         1,704       7,028        5,142
      Other borrowed funds                  2             5           7           13
  Total Interest Expense               17,577        15,748      51,656       45,819
  NET INTEREST INCOME                  20,768        19,741      61,410       58,868
      Provision for loan losses         2,000           750       8,050        3,100
  NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES        18,768        18,991      53,360       55,768

  NONINTEREST INCOME
      Trust fees                          870           896       2,614        2,305
      Service charges on deposit
         accounts                       1,387         1,174       3,993        3,317
      Net securities/other gains        1,095           378       8,539        3,918
      Other                               976           777       2,954        2,178
  Total Noninterest Income              4,328         3,224      18,100       11,718

  NONINTEREST EXPENSE
      Salaries and employee benefits    5,291         5,540      16,537       17,503
      Occupancy, net                      695           638       2,074        1,989
      Furniture and equipment             624           559       2,168        2,580
      Other taxes                         369           333       1,091          987
      Data processing                     542           510       1,934        1,645
      FDIC assessment                      59            58         172          176
      Other                             2,042         2,354       7,282        7,712
  Total Noninterest Expense             9,623         9,991      31,258       32,593
  INCOME BEFORE INCOME TAXES           13,472        12,224      40,201       34,893
      Applicable income taxes           3,971         3,575      12,012       10,190
  NET INCOME                           $9,501        $8,649     $28,189      $24,703

  PER COMMON SHARE (1)
       Net Income - Basic               $0.35         $0.31       $1.02        $0.88
       Net Income - Diluted             $0.34         $0.30       $1.00        $0.87
       Dividends                         0.17          0.14        0.48         0.41
  Average Common Shares
    Outstanding - Basic                27,622        28,264      27,806       28,258
  Average Common Shares
    Outstanding - Diluted              28,028        28,614      28,130       28,582

(1) Per share amounts and average shares outstanding have been restated to record the effect of a two-for-one common stock split in the form of a 100% stock dividend distributed on October 30, 1998.
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Nine Months Ended September 30
                                                1998                 1997
                                                     (000's omitted)
Operating Activities
Net Income                                    $28,189              $24,703
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for loan losses                     8,050                3,100
  Provision for depreciation and
    amortization                                1,598                1,643
  Net amortizaton of investment security
    premiums                                      466                  470
  Net gains on sales of securities
    available for sale                         (8,168)              (3,813)
  Deferred income taxes                          (814)                  38
  Increase in interest receivable              (1,095)              (1,226)
  Increase in interest payable                    611                  189
  (Increase) decrease in other assets          (5,697)               1,139
  Decrease in other liabilities                (4,128)                (891)
  Net Cash Provided by Operating Activities    19,012               25,352

Investing Activities
  Net redemption of interest-earning
    deposits with banks                            52                    5
  Net decrease in federal funds sold                0                6,465
  Proceeds from maturities of investment
    securities                                 14,094                  952
  Proceeds from maturities of securities
    available for sale                        136,711               86,985
  Proceeds from sales of securities
    available for sale                         76,626               38,480
  Purchases of securities available for sale (259,425)             (98,124)
  Net increase in loans                       (94,379)             (70,541)
  Proceeds from the sale of loans              21,146               10,185
  Purchases of premises and equipment          (2,226)                (167)
  Other, net                                       23                 (673)
  Net Cash Used by Investing Activities      (107,378)             (26,433)

Financing Activities
  Net increase in demand, NOW, MMI,  and
    savings deposits                           58,279                6,275
  Net increase in certificates of deposit      28,509               13,249
  Net (decrease) increase in repurchase
    agreements                                (32,758)               7,220
  Net (decrease) increase in federal
    funds purchased                            (9,325)                 160
  Proceeds from  FHLB long-term borrowings     84,850                    0
  Repayments of FHLB long-term borrowings           0              (13,500)
  Acquisition of treasury stock               (27,975)                  (4)
  Excercise of stock options and related
    tax benefit                                 6,354                  748
  Decrease in obligation under capital lease        0                 (119)
  Cash dividends paid to shareholders         (12,969)             (10,258)
  Net Cash Used by Financing Activities        94,965                3,771

  Increase in Cash and Cash Equivalents         6,599                2,690
  Cash and Cash Equivalents at Beginning
      of Period                                35,951               40,710
  Cash and Cash Equivalents at End of Period  $42,550              $43,400


See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have
been included.   Operating results for the nine month period ended September
30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1997.

On September 21, 1998, the Board of Directors approved a two-for-one common stock split in the form of a 100% stock dividend. The new shares were distributed on October 30, 1998 to shareholders of record on October 15, 1998. This increased the outstanding shares by 13,789,110. All per share amounts in the report have been restated to reflect the stock split.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in diluted earnings per share. Average shares outstanding for computing basic earnings per share were 27,805,228 and 28,257,954 for the period ending September 30, 1998 and 1997. Average shares outstanding for computing dilutive earnings per share were 28,130,976 and 28,581,988 for the period ending September 30, 1998 and 1997. In computing dilutive earnings per share, average shares outstanding have been increased by the common stock equivalents relating to S&T's available stock options.

As of January 1, 1998, S&T adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of of comprehensive income and its components. The adoption of this Statement had no impact on S&T's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on S&T's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in comprehensive income. Prior period financial statements have been reclassified to conform to the requirements of Statement 130. During the nine months ended September 30, 1998 and 1997, total comprehensive income amounted to $25,984,000 and $34,718,000.

NOTE B--SECURITIES
The amortized cost and estimated market value of securities as of September 30 are as follows:

   1998                                      Available for Sale
                                             Gross        Gross     Estimated
                               Amortized   Unrealized   Unrealized    Market
                                  Cost       Gains        Losses      Value
                                                (000's omitted)
   Obligations of U.S.
     government corporations
     and agencies               $391,471      $6,699                $398,170
   Mortgage-backed securities      9,340         400          (1)      9,739
   U.S. Treasury securities       31,414       1,922                  33,336
   Corporate securities           15,914         534                  16,448
   Debt securities available
    for sale                     448,139       9,555          (1)    457,693
   Marketable equity
    securities                    47,140      51,179      (1,781)     96,538
   Other securities               17,267                              17,267
         Total                  $512,546     $60,734     ($1,782)   $571,498

   1998                                      Held to Maturity
                                             Gross        Gross     Estimated
                               Amortized   Unrealized   Unrealized    Market
                                  Cost       Gains        Losses      Value
                                                (000's omitted)
   Obligations of states and
     political subdivision       $25,286        $728                 $26,014
   Corporate securities            1,999         203                   2,202
   Debt securities held to
    maturity                      27,285         931           0      28,216
   Other securities                5,740                               5,740
         Total                   $33,025        $931          $0     $33,956

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

During the period ended September 30, 1998 and 1997, there were $8,168,308 and $3,813,153 in realized gains relative to securites available for sale.

The amortized cost and estimated market value of debt securities at September 30, 1998, by contractual maturity, are shown below.

                                                               Estimated
                                       Amortized                 Market
Available for Sale                        Cost                   Value
                                                (000's omitted)
Due in one year or less                  $20,944                 $21,196
Due after one year through five years    256,147                 261,903
Due after five years through ten years   166,007                 169,346
Due after ten years                        5,041                   5,248
      Total                             $448,139                $457,693

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued


NOTE B-SECURITIES

                                                               Estimated
                                        Amortized                Market
Held to Maturity                           Cost                  Value
                                                 (000's omitted)
Due in one year or less                    $6,149                 $6,190
Due after one year through five years      15,263                 15,944
Due after five years through ten years      5,873                  6,082
Due after ten years                             0                      0
      Total                               $27,285                $28,216

At September 30, 1998 and December 31, 1997 investment securities with a principal amount of $269,440,000 and $274,350,000 respectively, were pledged to secure repurchase agreements and public and trust fund deposits.


NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

                                        September 30, 1998     December 31, 1997
                                                    (000's omitted)
  Real estate - construction              $70,763                $47,967
  Real estate - mortgages:
    Residential                           501,392                512,417
    Commercial                            383,146                327,384
  Commercial - industrial and
    agricultural                          269,498                255,017
  Consumer installment                    118,501                130,968

  Gross Loans                           1,343,300              1,273,753
  Allowance for loan losses               (24,791)               (20,427)
      Total Loans
                                       $1,318,509             $1,253,326

Changes in the allowance for loan losses for the nine months ended September 30 were as follows:

                                           1998                   1997
                                                 (000's omitted)
  Balance at beginning of period          $20,427                $18,729
  Charge-offs                              (4,787)                (2,137)
  Recoveries                                1,101                    699
  Net charge-offs                          (3,686)                (1,438)
  Provision for loan losses                 8,050                  3,100
  Balance at end of period                $24,791                $20,392

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued


The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans at September 30,
1998 and December 31, 1997.
                                                1998           1997
Recorded investment in loans considered
  to be impaired                             $4,131,000       $1,869,000
  Loans considered to be impaired that
  were on a nonaccrual basis                    534,000                -
Allowance for loan losses related to
  loans considered to be impaired               238,000          914,000
Average recorded investment in impaired
  loans                                       3,723,000        6,329,000
Total interest income recognized on
  impaired loans                                670,000          656,000
Interest income on impaired loans
  recognized on a cash basis                                           -


NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $361,198,000 and obligations under standby letters of credit totaled $65,040,000 at September 30, 1998.

At September 30, 1998, S&T had marketable equity securities, totaling $2,581,267 at amortized cost and $4,780,688 at estimated market value, that were subject to covered call option contracts. The purpose of these contracts was to generate fee income for S&T.

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

Financial Condition

Total assets averaged $2.0 billion in the first nine months of 1998, a $162.4 million increase from the 1997 full year average. Average loans increased
$67.3 million and average securities and federal funds increased $76.4 million in the first nine months of 1998 compared to the 1997 full year averages. Funding for this loan and security growth was primarily provided by a $43.2 million increase in average deposits, a $12.1 million increase in average retained earnings and a $101.1 million increase in average borrowings.

Lending Activity

Total loans at September 30, 1998 were $1.3 billion, a $69.4 million or 5.5% increase from December 31, 1997. Average loans increased $67.3 million, or 5% to $1.3 billion for the nine months ended September
30, 1998 from the 1997 full year average. Changes in the composition of the loan portfolio during 1998 included increases of $14.5 million of commercial loans, $77.2 million of commercial real estate loans, offset by a decrease of $9.6 million of residential mortgages and $12.6 million of installment loans.

Commercial real estate loans comprise 29% of the loan portfolio. Although commercial real estate loans can be an area of higher risk, management believes these risks are mitigated by limiting the percentage amount of portfolio composition, a rigorous underwriting review by loan administration and the fact that many of the commercial real estate loans are owner-occupied and/or seasoned properties. During
1998, S&T sold $13.8 million of participations in originated commercial real estate loans. The purpose of these sales was to diversify credit risk on larger loans and to generate fee income from servicing.

Residential mortgage lending continued to be a strategic area of focus during the first nine months of 1998 through a centralized mortgage origination department, ongoing product redesign, the utilization of commission compensated originators and the implementation of a mortgage banking function.
Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At September 30, 1998 the residential mortgage portfolio had a 24% composition of adjustable rate mortgages.

Beginning in the fourth quarter of 1997, S&T sold
$12.7 million of long-term, lower-yielding 1-4 family mortgages, acquired from the Peoples merger, to the Federal National Mortgage Association (FNMA). S&T retained ongoing servicing rights on the mortgages sold to FNMA. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship.
During the first nine months of 1998, S&T sold $7.3 million of 1-4 family mortgages to FNMA. S&T will continue to sell longer-term loans to FNMA in the future on a selective basis, especially during periods of lower interest rates.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF
OPERATIONS

Installment loan decreases are primarily associated
with significantly lower  volumes in the indirect
auto loan category.   Pricing pressures have been
unusually intense in the indirect auto loan market during the last two years and the decision was made to exit this line of business and allow the portfolio to roll off. Installment loans have also decreased due to recent changes in government regulations which have significantly decreased the profit potential of guaranteed student loans. The remaining student loan portfolio of $7.0 million was sold in 1997. S&T will continue to distribute student loan applications for customer convenience, but will not fund or hold the loans.

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

Management intends to continue to pursue quality loans in a variety of lending categories within our market area in order to honor our commitment to provide the best service possible to our customers.
S&T's loan portfolio primarily represents loans to businesses and consumers in our market area of Western Pennsylvania rather than to borrowers in other areas of the country or to borrowers in other nations. S&T has not concentrated its lending activities in any industry or group. During the past several years, management has concentrated on building an effective credit and loan administration staff which assists management in evaluating loans before they are made and identifies problem loans early.

Security Activity

Average securities increased $80.6 million in the
first nine months of 1998 compared to the 1997 full
year average.  The increase in the average investment
portfolio was related to an increase in average
taxable securities of $92.0 million, offset by a
decrease in tax-exempt state and municipal securities
average balances of $11.4 million.   This increase
was comprised of $98.2 million in U.S. government agency securities, $0.5 million of mortgage-backed securities, $2.2 million of corporate equity securities and $4.5 million of Federal Home Loan Bank
(FHLB) stock. Offsetting these increases were average decreases of $11.8 million of U.S. treasury securities and $1.6 million of corporate securities.

S&T BANCORP , INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF
OPERATIONS

The significant increase in U.S. government agency securities, classified as available for sale, during 1998 was due to a balance sheet leveraging strategy to maximize net interest income by taking advantage of low, short-term funding rates. Interest rate risk associated with this strategy is managed and monitored through S&T's Asset Liability Committee
(ALCO).

The equity securities portfolio is primarily
comprised of  bank holding companies, as well as
preferred and utility stocks to take advantage of the
dividends received deduction for corporations.
During 1998, the equity portfolio yielded 10.4% on a
fully taxable equivalent basis and had unrealized
gains, net of nominal unrealized losses, of  $49.4
million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to change in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes
U.S. treasuries, U.S. government agencies, mortgage-backed securities, CMOs and corporate equities as available for sale. Municipal securities and other debt securities are classified as held to maturity. At September 30, 1998, unrealized gains, net of unrealized losses, for securities classified as available for sale were $58.9 million.

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

The balance of nonperforming loans at September 30, 1998, which includes nonaccrual loans past due 90 days or more, was $3.6 million, or 0.27% of total loans. This compares to nonperforming loans of $3.6 million or 0.28% of total loans at December 31, 1997.

S&T had a $67.3 million, or 5%, increase in average loans during the first nine months of 1998 as compared to the 1997 average. All of this portfolio growth occurred in the industrial and commercial real estate classifications. Despite currently favorable credit quality statistics, S&T recognizes the increased risks of these types of loans, especially when the current economic expansion slows or declines. Also unknown is the effect that the Year 2000 computer issue will have on the businesses of commercial customers, pending completion of a Year 2000 risk assessment program currently in process for major S&T commercial customers. Therefore, S&T believed it prudent to increase the allowance for loan losses to $24.8 million, or 1.85% of total loans at September
30, 1998, as compared to $20.4 million, or 1.60% at December 31, 1997. During the third quarter of 1998,
$2.0 million was charged-off related to an out of trust problem on a floor plan inventory loan with a local automobile dealer.

Deposits

Average total deposits increased by $43.2 million, or 3% for the nine months ended September 30, 1998 as compared to the 1997 average. Changes in the average deposit mix included a $12.5 million increase in time deposits, $25.0 million increase in money market accounts, $1.5 million increase in NOW accounts and a $17.4 million increase in demand accounts, offset by a $13.2 million decrease in savings accounts. On
September 25, 1998, S&T consummated the purchase of Mellon Bank's Clarion office which added approximately $40.0 million in deposits.

Special rate deposits of $100 thousand and over were 7% of total deposits at September 30, 1998 and December 31, 1997 and primarily represent deposit relationships with local customers in our market area. Retail time deposit increases of $12.5 million were the result of expanded promotional programs.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF
OPERATIONS

During the second half of 1995, S&T issued $25.0 million of retail certificates of deposits through two brokerage firms, further broadening the availability of reasonably priced deposit funds. At
September 30, 1998, there were $26.6 million of these brokered retail certificates of deposits outstanding.
Money market accounts were recently repriced in order to be more competitive with money funds offered by brokerage firms. As a result of this repricing and proactive sales activities to high-balance deposit customers, S&T has experienced a significant shift in funds from savings to money market accounts.
Although this strategy tends to increase cost of funds, management believes it is necessary for customer retention and the development of long-term relationships.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary.

Borrowings

Average borrowings increased $101.1 million for the nine months ended September 30, 1998 compared to the 1997 annual average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings.
S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOS increased approximately $10.4 million for the first nine months of 1998 compared to the full year 1997 average. This increase is primarily attributable to new REPO sweep relationships in our cash management department. S&T views retail REPOS as a relatively stable source of funds since most of these accounts are with local, long-term customers.

Wholesale REPOS and federal funds increased $43.1 million for the first nine months of 1998 compared to the full year 1997 average. The aforementioned balance sheet leveraging strategy has increased the usage of wholesale REPO fundings in 1998.

Average long-term borrowings have increased $47.7 million in the first nine months of 1998 as compared to the full year 1997 average. At September 30, 1998, S&T had long-term borrowings outstanding of $49.6 million at a fixed rate and $119.6 million at an adjustable rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advantage of lower cost funds through the FHLB's
Community Investment Program and to fund stock buy-backs.

Capital Resources

Shareholders' equity decreased $8.9 million at September 30, 1998, compared to December 31, 1997.
Net income was $28.2 million and dividends paid to shareholders were $13.0 million for the nine months ended September 30, 1998. The decrease is attributable to the conclusion of the Modified Dutch
Auction in which S&T repurchased approximately
880,000 shares of its common stock. An authorization to buy-back up to 2,120,000 shares not acquired in the Modified Dutch Auction remains in effect until December 31, 1998. During the second and third quarters of 1998, S&T repurchased an additional
238,000 shares of its common stock.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF
OPERATIONS

S&T paid 46% of net income in dividends, equating to an annual dividend rate of $0.64 per share during the first nine months of 1998. On September 21, 1998. the Board of Directors of S&T approved a two-for-one stock split which will be effected in the form of a 100 percent stock dividend. The new shares will be distributed on October 30, 1998 to shareholders of record on October 15, 1998. The split will increase the number of shares outstanding to 27,577,214.

The book value of S&T's common stock decreased slightly from $9.20 at December 31, 1997 to $9.11 at September 30,1998, primarily due to the stock buy-backs during the first nine months of 1998.
Equity associated with the available for sale securities portfolio decreased $2.2 million during the first nine months of 1998. The market price of S&T's common stock was $26.75 per share at September
30, 1998, an increase from $21.63 per share at December 31, 1997.

S&T continues to maintain a strong capital position with a leverage ratio of 10.8% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 15.3% and 16.6% respectively, at September 30, 1998. These ratios place S&T well above the Federal Reserve
Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS

Nine months ended September 30, 1998 compared to Nine months ended September 30, 1997

Net Income

Net income increased to $28.2 million or $1.00 per diluted earnings per share in the first nine months of 1998 from $24.7 million or $0.87 per diluted earnings per share for the same period of 1997.
The significant improvement during the first nine months of 1998 was the result of higher net interest income, noninterest income and security gains.
Operating expenses were lower due to the People's merger related costs and post merger restructurings incurred in the first nine months of 1997.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $2.3 million or 4% in the first nine months of 1998 compared to the same period of 1997.
The net  yield on interest-earning assets was 4.63%
in the first nine months of 1998 as compared to 4.90% in the same period of 1997. The decline in the net yield on interest earning assets during 1998 was primarily attributed the aforementioned balance sheet leveraging strategy with arbitraged securities, and stock buy-backs during the first nine months of 1998.

In the first nine months of 1998, average securities increased $80.6 million and average loans increased
$67.3 million. The yields on average securities decreased by 17 basis points during the period and the yield on average loans remained constant.

In the fourth quarter of 1997, S&T implemented a balance sheet leveraging strategy through the purchase of approximately $100 million of intermediate-term U.S. government securities, funded with short-term borrowings. The strategy provided pre-tax spreads of 100-125 basis points during the period with manageable risks, contributing positively to net interest income, but also causing a 13 basis points decline in the net yield on interest earning assets.

Average interest-bearing deposits provided $49.1 million of the funds for the growth in securities and loans; cost of deposits totaled 3.77%, an increase of 1 basis point from 1997. The cost of REPOS and

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

other borrowed funds decreased 6 basis points to 5.45%. More longer-term borrowings were utilized in 1998 in order to take advantage of low, long-term funds rates and to mitigate interest rate risk.

Also positively affecting net interest income was a $22.0 million increase to average net free funds.
Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over non-earning assets. This increase is net of the reduction to shareholders' equity resulting from stock buy-backs.

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

Provision for Loan Losses

The provision for loan losses increased to $8.1 million for the first nine months of 1998 as compared to $3.1 million in the same period of 1997. The increase was the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio.

Credit quality statistics are an important factor in determining the amount of provision expense. Net loan charge-offs totaled $3.7 million for the first nine months of 1998 compared to $1.4 million for the same period 1997. Net loan charge-offs in 1998 included a $2.0 million charge-off to one related credit. Nonperforming loans to total loans was 0.27% at September 30, 1998 and 0.32% in the same period of 1997.

Also affecting the amount of provision expense is the amount and types of loan growth. Recent loan growth has been primarily in the commercial sectors, which can be areas of higher risks in the event of an economic downturn. Therefore, despite currently favorable credit quality statistics, S&T believed that a significant increase to the allowance for loan losses was warranted in 1998.

Noninterest Income

Noninterest income increased $6.4 million or 54% in the first nine months of 1998 compared to the same period of 1997. Increases included $0.7 million in service charges and fees, $0.3 million in trust income, $4.6 million in security gains and $0.8 million in other income.

The 20% increase in service charges on deposit accounts was primarily the result of expanding new cash management relationships, management's continual effort to implement reasonable fees for services performed, to manage closely the collection of these fees, as well as the implementation of foreign ATM service charges in the fourth quarter of 1997. The increase in trust fees is attributable to expanded marketing efforts to develop new trust business and to expand current relationships. The People's merger presents new trust opportunities within the Allegheny
County market for trust products. The increase in other income was a result of increased performance for brokerage activities, credit insurance, letters of credit fees and fees on covered call options.
These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF
OPERATIONS

S&T recognized $8.2 million of gains on equity
securities in the first nine months of 1998.  $3.0
million were the result of Emerging Issues Task Force
#91-5, Nonmonetary Exchange of Cost-Method
Investments (EITF 91 5). This accounting pronouncement requires the mark to market of equity securities when an acquisition of the company in which securities are owned occurs. EITF 91-5 gains recognized included $2.6 million from the First
Union/Corestates merger and $0.4 million from the CFX/Peoples Heritage merger. The remaining security gains were taken on available for sale equities securities in the first nine months of 1998 in order to maximize returns by taking advantage of market opportunities when presented. Unrealized gains, net of unrealized losses, in the available for sale equities portfolio totaled $49.4 million at September 30, 1998.

Noninterest Expense

Noninterest expense decreased $1.3 million or 4% at September 30, 1998 compared to September 30, 1997.
The decrease is primarily attributable to $2.2 million of merger related and other nonrecurring expenses associated with the acquisition of Peoples
Bank of Unity (Peoples) during the first nine months of 1997. Merger related and other nonrecurring expenses included costs for severance and early retirement programs, the write-off and conversion of data processing systems, as well as legal, accounting and investment banker expenses. Other expenses of $0.9 million were provided for during the first nine months of 1998 and included $0.2 million of consulting fees for reengineering of retail loan delivery services, $0.3 million for Year 2000 projected costs and $0.4 million of costs associated with the conversion of data processing systems for a branch purchase.

Recurring expenses were relatively flat during the first nine months of 1998 as compared to the first nine months of 1997. Severance and early retirement programs were implemented in May 1997 in order to eliminate duplicate positions following post merger restructuring and consolidation of operations.
Average full-time equivalent staff decreased from 667 to 658. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, improved to 41.85% at September 30, 1998 as compared to 44.10% at September
30, 1997.

Federal Income Taxes

Federal income tax expense increased $1.8 million at September 30, 1998 as compared to September 30, 1997 primarily as a result of higher pre-tax income in 1998. The effective tax rate for the first nine months of 1998 was 30%, and 29% during the same period of 1997, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

RESULTS OF OPERATIONS

Three months ended September 30, 1998 compared to Three months ended September 30, 1997


Net Income

Net income increased to $9.5 million or $0.34 per diluted earnings per share in the third quarter of 1998 from $8.6 million or $0.30 per diluted earnings per share for the same period of 1997, a 13% earnings per share improvement. This significant improvement is due to higher net interest income, higher noninterest income, higher security gains, reduced operating expenses and increased revenues resulting from the synergies achieved with the Peoples merger and stock buy-backs.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF
OPERATIONS


Net Interest Income

On a fully taxable equivalent basis, net interest income increased $1.0 million or 5% in the third quarter of 1998 compared to the same period of 1997.
This improvement in net interest income primarily resulted from a higher level of earning assets while spreads decreased. Average earning assets increased increased by $162.1 million as compared to the third quarter of 1997, primarily as a result $76.2 million of loan growth and $86.0 million of security growth.
Funding for this asset growth was provided by available for sale securities sales, deposits, borrowings and retained earnings. Net interest margin on a fully taxable equivalent basis was 4.60% for the third quarter of 1998, as compared to 4.85% for the same period of 1997. The decline in the net interest margin is primarily due to the aforementioned balance sheet leveraging strategy utilizing securities arbitrage and the reduction of common equity through stock buy-back programs.

Provision for Loan Losses

The provision for loan losses increased to $2.0 million for the third quarter of 1998 compared to $0.8 million in the same period of 1997. Net loan charge-offs totaled
$2.3 million for the third quarter of 1998, of which $2.0 million was related to a single credit, compared to $0.3 million for the same period 1997. The provision expense in 1998 was a result of an effort to maintain S&T's allowance for loan losses to total loans at a relatively consistent level with loan growth, to provide for the charge-off of a single credit this quarter and the continuing change in the loan portfolio mix to a greater percentage of commercial loans. The provision expense also considers management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio.

Noninterest Income

Noninterest income increased $1.1 million or 34% in the third quarter of 1998 compared to the same period of 1997. Increases included $0.7 million in security/nonrecurring gains, $0.2 million in service charges and fees and $0.2 million in other income during the third quarter of 1998.
S&T recognized $0.7 million of gains on equity securities in the third quarter of 1998. The security gains were taken on available for sale equities securities in the third quarter of 1998 in order to maximize returns by taking advantage of market opportunities when presented. $0.4 million of nonrecurring gains were recognized from oil and gas producing properties that were sold during the third quarter of 1998. The increase in service charges on deposit accounts was primarily the result of expanding new cash management relationships, management's continual effort to implement reasonable fees for services performed, to manage closely the collection of these fees, as well as the implementation of foreign ATM service charges in the fourth quarter of 1997.
The increase in other income was a result of increased performance for brokerage activities, letters of credit fees, insurance and fees on covered call options. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

Noninterest Expense

Noninterest expense decreased $0.4 million or 4% in the third quarter of 1998 as compared to 1997. The decrease is primarily attributable to the partial recovery of a previously charged-off fraud loss and adjustments to employee benefit plans.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Recurring expenses were relatively flat during the third quarter of 1998 as compared to the third quarter of 1997. Severance and early retirement programs were implemented in May 1997 in order to eliminate duplicate positions following the merger restructuring and consolidation of operations. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, improved to 39.88% at September 30, 1998 as compared to 42.67%at September 30, 1997.

Federal Income Taxes

Federal income tax expense increased $0.4 million at September 30, 1998 as compared to September 30, 1997 primarily as a result of higher pre-tax income in 1998.
The effective tax rate for the third quarter of 1998 was 29%, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

Year 2000 Issue

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

S&T's plan to resolve the Year 2000 Issue involves four phases; assessment, remediation, testing and implementation. In June 1997, S&T management formed a task force (Y2K Task Force) to evaluate the process of preparing its computer systems and applications for the Year 2000. This process involves modifying or replacing certain hardware and software maintained by S&T, as well as communicating with external service providers and customers to ensure that they are taking the appropriate action to remedy the their Year 2000 issues. To date, the Y2K Task Force has completed its assessment of the Year 2000 issue with internal systems and third party vendors. Assessment of the effect of the Year 2000 issue on commercial business customers is still being evaluated.

Significant to S&T's data processing abilities is the.
services provided by M&I Data Services (M&I) which provides the majority of computer services for S&T customer accounts and transactions. M&I is also currently involved in a similar Year 2000 assessment and remediation. S&T has been notified by M&I that the project is on target. M&I expects to be fully Year 2000 compliant in the fourth quarter of 1998. If compliance assurance is not received from M&I at that time, S&T will develop contingency plans.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

All internal data processing systems are in the process of being tested for Year 2000 compliance. The testing also includes validations of third party software/hardware vendors that have provided assurance or certifications of compliance. To date, 90% of the testing for critical systems has been completed and software/hardware replace-ments have been scheduled where problems have been identified. The testing and remediation of critical internal systems is expected to be completed by December
31, 1998.

The effect of Year 2000 on the businesses of commercial customers is unknown and is currently being evaluated as part of this risk assessment process. The assessment identified 31 high-risk commercial customers as being significant to S&T's future financial performance. Each of these significant business customers are being called upon and interviewed to determine their respective company's awareness and preparedness for the Year 2000
Issue. Results of these interviews are reported to the S&T Senior Loan Committee and credit administration so that remedial action can be taken when appropriate.
Communications to all commercial customers via mail and calling officers has been ongoing to ensure effective planning to meet the Year 2000 compliance requirements.

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

PART II

OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


         (a) Exhibits

                 None.

         (b) Reports on Form 8-K

                 Form 8-K dated September 21, 1998

                    On September 21, 1998, the Board of Directors of S&T Bancorp, Inc. (S&T) approved a two-for-one stock split which will be effected in the form of a 100 percent stock dividend. The new shares will be distributed on October 30, 1998 to shareholders of record on October 15, 1998. The split will increase the number of shares outstanding to approximately 27,577,214.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                       S&T Bancorp, Inc.
                                       (Registrant)


Date:  November 11, 1998              /s/ Robert E. Rout
                                       Robert E. Rout
                                       Principal Accounting Officer