Form 10-K
period 1998-12-31
S&T BANCORP INC
filed 1999-03-25
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the fiscal year ended December 31, 1998

Commission file number 0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania                                         25-1434426
(State or other jurisdiction of
incorporation of organization)        (I.R.S. Employer Identification No.)

800 Philadelphia Street,  Indiana, PA                  15701
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (724) 349-1800

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 26, 1999:

Common Stock, $2.50 par value -   $660,439,670

The number of shares outstanding of the issuer's classes of common stock as of February 26, 1999:

Common Stock, $2.50 par value -   27,325,493 shares

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the annual shareholders report for the year ended December 31, 1998 are incorporated by reference into Part II.

      Portions of the proxy statement for the annual shareholders meeting to be held April 19, 1999 are incorporated by reference into Part III.

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

   As of December 31, 1998, S&T had $2.1 billion in total assets, $260 million in total shareholders' equity and $1.4 billion in total deposits. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the full extent provided by law.

   Total trust assets were approximately $649 million at December
31, 1998. Trust services include services as executor and trustee under wills and deeds, and as guardian and custodian of employee benefit trusts.

   S&T Bank is a full service bank with its Main Office at 800 Philadelphia Street, Indiana, Pennsylvania, providing service to its customers through a branch network of 38 offices located in Armstrong, Allegheny, Indiana, Jefferson, Clarion, Clearfield and Westmoreland counties.

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

Employees

   As of December 31, 1998, S&T Bank had a total of 665 full-time equivalent employees. S&T provides a variety of employment benefits and considers its relationship with its employees to be good.

Supervision and Regulation

General

   S&T and S&T Bank are each extensively regulated under both federal and state law. The following information describes certain aspects of that regulation applicable to S&T and S&T Bank and does not purport to be complete. To the extent statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

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

     The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. S&T is presently engaged in two nonbanking activities: S&T Investment Company, Inc., which is an investment holding company, and Commonwealth Trust Credit Life Insurance Company ("CTCLIC"). S&T Investment Company, Inc. was formed in June 1988 to hold and manage a group of investments previously owned by S&T Bank and to give S&T additional latitude to pur-chase other investments. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution.

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

S&T Bank

     As a state-chartered commercial bank, the deposits of which are insured by the Bank Insurance Fund ("BIF") of the FDIC, S&T Bank is subject to the supervision and regulation of the Pennsylvania Department of Banking ("PADB") and the FDIC. S&T
Bank also is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted, and limits on the type of other activities in which S&T Bank may engage and the investments it may make. Various consumer and compliance laws and regulations also affect S&T Bank's operations.

     S&T Bank also is subject to federal laws that limit the amount of transactions between itself and S&T or S&T's nonbank subsidiaries. Under these provisions, transactions by a bank subsidiary to its parent company or any nonbank affiliate generally are limited to 10% of the bank subsidiary's capital and surplus, or 20% in the aggregate. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. A bank, such as S&T Bank, is prohibited from purchasing any "low quality" asset from an affiliate. S&T Bank is in compliance with these provisions.

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

Capital

     The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, S&T and S&T Bank each generally is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit), of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital").
The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance ("Tier 2 capital") and, together with Tier 1 capital, ("Total capital"). At December 31, 1998, S&T's Tier 1 and Total capital ratios were 14.18 percent and 17.09 percent, respectively, and the ratios of Tier 1 capital and Total capital to total risk-adjusted assets for S&T Bank were 10.42 percent and 11.68 percent, respectively.

     In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to three percent for bank and bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing significant growth or expansion.
All other banks and bank holding companies will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. S&T's leverage ratio at December 31, 1998 was
10.68 percent, and S&T Bank's leverage ratio was 7.48 percent.

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

Payment of Dividends

     S&T is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of the revenues of S&T result from amounts paid as dividends to S&T by S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve
Board has indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. S&T does not expect that any of these laws, regulations or policies will materially impact its ability or the ability of S&T Bank to pay dividends. During the year ended December 31, 1998, S&T Bank paid $17.5 million in cash dividends to S&T.

PAG3 4

Item 1. BUSINESS -- Continued

Other Safety and Soundness Regulations

     The federal banking agencies possess broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapital-ized," "significantly undercapitalized," or "critically under-capitalized," as defined by the law. As of December 31, 1998, S&T Bank was classified as "well capitalized." The classific-ation of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions and is not intended to be, and should not be interpreted as, a representation of overall financial condition or prospects of any financial institution.

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

Interstate Banking and Branching

     The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nation-wide and state-imposed concentration limits. Effective
June 1, 1997, S&T Bank has the ability, subject to certain restrictions, including state opt-out provisions, to acquire by acquisition or merger, branches of banks located outside of Pennsylvania, its home state. States may affirmatively opt-in to permit these transactions earlier, which Pennsylvania, among other states, has done. The establishment of de novo interstate branches also will be possible in those states that expressly permit it. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Competition

     All phases of S&T Bank's business are highly competitive.
S&T Bank's market area is western Pennsylvania, with a represent-ation in Indiana, Armstrong, Allegheny, Jefferson, Clarion, Clearfield and Westmoreland counties. S&T Bank competes with those local commercial banks which have branches and customer calling programs in its market area. S&T Bank considers its major competitors to be First Commonwealth Bank headquartered in Indiana, PA; People's Bank headquartered in Ford City, PA; Indiana First Savings Bank headquartered in Indiana, PA; Clearfield Bank and Trust Company, headquartered in Clearfield, PA and Marion Center National Bank, headquartered in Marion Center, PA. The proximity of Indiana to metropolitan Pittsburgh results in a significant impact on the S&T market because of media influence and penetration by larger financial institutions, such as Mellon Bank, National City Bank and PNC Bank.

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

  Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Interest on loans to and obligations of state, municipal-ities and other public entities is not subject to federal income tax. As such, the stated (pre-tax) yield on these assets is lower than the yields on taxable assets of similar risk and maturity. In order to make the pre-tax income and resultant yields comparable to taxable loans and investments, a taxable equivalent adjustment was added to interest income in the tables below. This adjustment has been calculated using the U.S. federal statutory income tax rate of 35% for 1998, 1997 and 1996. The following table demonstrates the amount that has been added to interest income per the summary of operations.

[CAPTION]

                                                   Year Ended December 31

                                               1998         1997        1996
                                                 (In thousands of dollars)
Interest income per consolidated
   statements of income                     $151,438    $141,101    $132,442
Adjustment to fully taxable
  equivalent basis                             3,048       3,335       3,469
Interest income adjusted to fully
  taxable equivalent basis                   154,486     144,436     135,911
Interest expense                              69,156      62,284      58,589

Net interest income adjusted to fully
  taxable equivalent basis                   $85,330     $82,152     $77,322

Average Balance Sheet and Net Interest Income Analysis
[CAPTION]

                                                           December 31
                                    1998                       1997                        1996
                         Average             Yield/ Average             Yield/ Average              Yield/
                         Balance    Interest  Rate  Balance    Interest  Rate  Balance     Interest  Rate
                                                  (IN THOUSANDS OF DOLLARS)

ASSETS
                                     >C>
Interest-earning
assets:
   Loans (1)(2)          $1,314,984  $115,993 8.82% $1,234,733  $109,781 8.89% $1,131,186  $100,373  8.87%
   Taxable investment
    securities              502,889    35,784 7.12%    405,840    30,663 7.56%    411,560    30,871  7.50%
   Tax-exempt investment
    securities (2)           28,459     2,395 8.42%     41,850     3,461 8.27%     52,026     4,332  8.33%
   Interest-earning
    deposits with banks          83         6 7.23%        111         8 7.21%         73         5  6.85%
   Federal funds sold         5,812       308 5.30%      9,528       523 5.49%      6,097       330  5.41%
Total interest-earning
assets (3)                1,852,227   154,486 8.34%  1,692,062   144,436 8.54%  1,600,942   135,911  8.49%

Noninterest-earning
assets:
   Cash and due from
    banks                    39,395                     36,185                     38,741
   Premises and equip-
    ment, net                20,905                     19,752                     19,419
   Market value appreci-
    ation of securities
    available for sale       60,811                     46,626                     33,524
   Other assets              44,755                     38,971                     36,972
Less allowance for loan
losses                      (23,562)                   (19,802)                   (17,630)
                         $1,994,531                 $1,813,794                 $1,711,968

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing
liabilities:
   NOW/Money market
    accounts               $327,851   $10,146 3.09%   $294,356    $8,772 2.98%  $242,838  $7,628  3.14%
   Savings deposits         172,525     3,914 2.27%    187,394     4,340 2.32%   206,287   5,049  2.45%
   Time deposits            642,681    35,510 5.53%    626,192    34,854 5.57%   605,693  33,448  5.52%
   Federal funds
    purchased                 7,007       383 5.47%      8,369       472 5.64%     5,812     319  5.49%
   Securities sold
    under agreements
    to repurchase           170,961     8,968 5.25%    126,481     6,602 5.22%   135,199   7,006  5.18%
   Long-term borrowing      185,959    10,226 5.50%    123,722     7,227 5.84%    88,613   5,071  5.72%
   Other borrowed funds         130         9 6.92%        230        17 7.39%       641      68 10.61%
Total interest-bearing
liabilities (3)           1,507,114    69,156 4.59%  1,366,744    62,284 4.56% 1,285,083  58,589  4.56%

Noninterest-bearing
liabilities:
  Demand deposits           183,435                    161,339                   151,863
  Other                      47,423                     42,048                    34,235

Shareholders' equity        256,559                    243,663                   217,138
                         $1,994,531                 $1,813,794                $1,688,319

Net interest income                   $85,330                    $82,152                 $77,322
Net yield on interest-
earning assets                                4.61%                     4.85%                     4.83%


(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis, including the dividend received deduction for equity securities, using the statutory federal income tax rate of 35% for 1998, 1997 and 1996.
(3) Yields are calculated using historical cost basis.

     The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:
[CAPTION]

                           1998 Compared to 1997           1997 Compared to 1996
                      Increase (Decrease) Due to (1)   Increase (Decrease) Due to (1)
                        Volume     Rate      Net         Volume     Rate     Net
                                       (In thousands of dollars)
Interest earned on:
  Loans (2)              $7,135    ($923)    $6,212      $9,188     $220     $9,408
  Taxable investment
   securities             7,332   (2,211)     5,121        (429)     221       (208)
  Tax-exempt investment
   securities (2)        (1,107)      41     (1,066)       (847)     (24)      (871)
  Interest-earning
   deposits                  (2)       0         (2)          3        0          3
  Federal funds sold       (204)     (11)      (215)        186        7        193
Total interest-earning
 assets                 $13,154  ($3,104)   $10,050      $8,101     $424     $8,525

Interest paid on:
  NOW/Money market
   accounts              $3,597  ($2,223)    $1,374      $1,141       $3     $1,144
  Savings deposits         (344)     (82)      (426)       (462)    (247)      (709)
  Time deposits             918     (262)       656       1,132      274      1,406
  Securities sold under
   agreements to
   repurchase             2,322       44      2,366        (452)      48       (404)
  Federal funds purchased   (77)     (12)       (89)        140       13        153
  Long-term borrowings    3,635     (636)     2,999       2,009      147      2,156
  Other borrowed funds       (7)      (1)        (8)        (44)      (7)       (51)
Total interest-bearing
 liabilities            $10,044  ($3,172)    $6,872      $3,464     $231     $3,695

Change in net interest
 income                                      $3,178                          $4,830


(1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) Tax-exempt income is on an FTE basis using the statutory federal income tax rate of 35% for 1998, 1997 and 1996.

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

   The schedule below presents S&T's interest rate sensitivity at December 31, 1998 using gap analysis. The gap and cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. ALCO policy guidelines for cumulative gap in the six and twelve month time frames, annually approved by the S&T Board of Directors, is currently a .85 to 1.15 range. Management believes this range provides an acceptable and manageable level of interest rate risk for S&T. Significant to gap analysis is the expected rate of asset prepayment, calls on securities and the behavior of depositors during periods of changing interest rates. For example, in periods of declining interest rates, borrowers can be expected to accelerate loan prepayments and refinancings; depositors will tend to hold those certificates of deposits with rates currently higher than the market. Conversely, in a rising interest rate scenario, borrower refinancings and prepayments typically decrease, while deposit shifting and early withdrawals tend to accelerate as depositors position funds to earn higher yields.

   ALCO continually monitors these historical behavior patterns through periods of changing interest rates, and uses this information to develop loan prepayments and decay rates for Core Deposits (demand, NOW, savings). The gap analysis below incorporates a flat rate scenario, and the following significant assumptions:

Monthly loan prepayments above contractual requirements

          5 year ARM - Commercial Real Estate                1.50 %
          Fixed Rate - Commercial Real Estate                1.25
          Residential Real Estate                            1.75
          New Indirect Auto Loans                            2.00
          Other Installment Loans                            2.75

Deposit behavioral patterns/decay rate assumptions

          NOW and Savings - Year #1                         25.00 %
          NOW and Savings - Year #2                         25.00
          NOW and Savings - beyond Year #2                  50.00
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

[CAPTION]

                                  Interest Rate Sensitivity
                                       December 1998
                                   (thousands of dollars)

             GAP          1-6 Months  7-12 Months 13-24 Months  >2 Years
Repricing Assets:
 Cash/Due From Banks              $0          $0          $0     $48,789
 Federal Funds                19,300           0           0           0
 Securities                  112,486      87,599     211,319     180,084
 Net Loans                   537,401     153,269     211,043     437,520
 Other Assets                      0           0           0      70,804
      Total                 $669,187    $240,868    $422,362    $737,197

Repricing Liabilities:
 Demand                           $0          $0          $0    $215,666
 NOW                          15,424      15,424      30,846      61,694
 Money Market                239,341           0           0           0
 Savings/Clubs                21,060      21,060      42,122      84,243
 Certificates                244,034     142,927     143,355     102,868
 Repos & Short-term
  Borrowings                 128,262         564           0           0
 Long-term Borrowings         19,600           0           0     220,468
 Swaps                             0           0      10,000           0
 Other Liabilities/Equity          0           0           0     310,656
      Total                 $667,721    $179,975    $226,323    $995,595

GAP                           $1,466     $60,893    $196,039   ($258,398)

Cumulative GAP                $1,466     $62,359    $258,398          $0



                                                  Immediate
Rate Sensitive Assets/Rate   Current   Policy     Core Deposits
Sensitive Liabilities        Month     Guideline  Repricing
Cumulative 6 months           1.00      .85-1.15    0.72
Cumulative 12 months          1.07      .85-1.15    0.85

     S&T's six month and one year gap position at December 31, 1998 is asset sensitive. Asset sensitive means that more assets than liabilities of S&T will reprice during the measured time frames. The implications of an asset sensitive position will differ depending upon the current trend of market interest rates.

     For example, an asset sensitive position in a declining interest rate environment, the yields on repricing assets can theoretically be expected to decline more quickly than the cost of S&T repricing liabilities. This situation would cause a decrease to S&T's interest rate spreads, net interest income and to operating income. Liquidity impacts in this scenario, other than decreased yields, would not be material unless serious ongoing declines in operating results caused depositors, lenders and investors to lose confidence.

     Conversely, an asset sensitive gap position in a rising interest rate scenario would theoretically have a positive impact to interest rate spreads, net income and to operating income. Liquidity impacts would not be material in the short-term; in the long-term, improved operating income is always beneficial to liquidity issues.

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

     Risks associated with various securities portfolios are managed and monitored by investment policies annually approved by the S&T Board of Directors, and administered through ALCO and the Chief Investment Officer. As of December 31, 1998, management is not aware of any risk associated with securities that would be expected to have a significant, negative effect to S&T's statement of condition or statement of operations.

     The following table sets forth the carrying amount of securities at the dates indicated:
[CAPTION]

                                                      December 31
                                               1998       1997       1996
                                                (In thousands of dollars)
Available for Sale
Marketable equity securities                 $115,532   $101,639    $75,805
Obligations of U.S. government corporations
  and agencies                                357,417    341,288    235,924
Collateralized mortgage obligations of
  U.S. government corporations and agencies         0          0      4,182
Mortgage-backed securities                      8,715     14,542     47,462
U.S. Treasury securities                       27,952     39,473     58,742
Corporate securities                           36,353     11,064     14,550
Other securities                               19,172     13,111     13,136
           TOTAL                             $565,141   $521,117   $449,801


Held to Maturity
Obligations of states and political
  subdivisions                                $21,009    $37,497    $46,334
Corporate securities                            1,999      1,998      1,998
Other securities                                3,337      7,608      1,928
           TOTAL                              $26,345    $47,103    $50,260

     The following table sets forth the maturities of securities at December 31, 1998, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Tax-equivalent adjustments (using a 35% federal income tax rate) for 1998 have been made in calculating yields on obligations of state and political subdivisions.


                                                                   Maturing
                                    Within     After One But     After Five But      After         No Fixed
                                   One Year  Within Five Years  Within Ten Years    Ten Years      Maturity
                               Amount   Yield  Amount   Yield   Amount     Yield  Amount   Yield   Amount
                                                 (in thousands of dollars)
Available for Sale
Marketable equity securities                                                                       $115,532
Obligations of U.S. government
  corporations and agencies    $10,170  7.47%  $242,703  6.25%  $104,545   7.39%
Mortgage-backed securities         194  6.49%                      4,632   7.64%  $3,889   7.51%
U.S. Treasury securities        12,712  7.27%     8,571  7.20%     6,669   7.81%
Corporate securities               615  8.70%    26,177  6.59%     9,560   6.19%
Other securities                                                                                     19,172
     TOTAL                     $23,691         $277,451         $125,406          $3,889           $134,704
Weighted Average Rate                   7.39%            6.31%             7.33%           7.51%

Held to Maturity
Obligations of states and
  political subdivisions        $4,934  7.46%   $12,436  8.50%    $3,639   8.87%
Corporate securities                              1,999  7.15%
Other securities                                                                                     $3,337
     TOTAL                      $4,934          $14,435           $3,639              $0             $3,337
Weighted Average Rate                   7.46%            8.31%             8.87%           0.00%

Item 1. BUSINESS -- Continued

Loan Portfolio

   The following table shows S&T's loan distribution at the end of each of the last five years:
[CAPTION]

                                                 December 31
                               1998       1997      1996      1995       1994
                                               (In thousands of dollars)
Domestic Loans:
  Commercial, mortgage
    and industrial           $672,742   $582,401   $496,863   $450,932   $416,036
  Real estate-construction     87,246     47,967     35,508     30,191     35,660
  Real estate-mortgage        492,570    512,417    513,424    461,822    413,533
  Installment                 113,351    130,968    154,341    160,437    161,105
       TOTAL LOANS         $1,365,909 $1,273,753 $1,200,136 $1,103,382 $1,026,334


  The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 1998. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

[CAPTION]

                                              Maturing
                                       After One
                           Within      But Within    After
                           One Year    Five Years    Five Years  Total
                                    <in thousands of dollars)

Commercial, mortgage
  and industrial           $259,634     $204,121     $208,987    $672,742
Real estate-construction     18,199       33,849       35,198      87,246
           TOTAL           $277,833     $237,970     $244,185    $759,988



Fixed interest rates                     $92,797      $62,036
Variable interest rates                  145,173      182,149
           TOTAL                        $237,970     $244,185

Item 1. BUSINESS -- Continued

Nonaccrual, Past Due and Restructured Loans

   The following table summarizes S&T's nonaccrual, past due and restructured loans:
[CAPTION]

                                                December 31
                           1998         1997       1996       1995       1994
                                                                                    (IN THOUSANDS OF DOLLARS)
Nonaccrual loans         $2,933       $3,602    $10,268     $4,748     $3,894

Accruing loans past
  due 90 days or more        $0           $0         $0         $0         $0


     At December 31, 1998, $2,933,000 of nonaccrual loans were secured. Interest income that would have been recorded under original terms totaled $337,000. No interest income was recorded on these loans.
It is S&T's policy to place loans on nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal are 90 days or more past due. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. At
December 31, 1998, there were no impaired loans that were on nonaccrual. There are no foreign loan amounts required to be included in this table. There were no restructured loans in the periods presented.

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

     Additional amounts are added through a charge to current earnings through the provision for loan losses, based upon management's assess-ment about the adequacy of the allowance for loan losses for probable loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the high and low historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Economic factors consider the level of S&T's historical charge-offs that have occurrence within the credits economic life cycle. Management also assesses other subjective factors such as economic conditions and business trends, concentrations, growth and composition of the loan portfolio and effectiveness of the Loan Administration Department.

    Significant to this analysis and assessment is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and due to our continuing growth, many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current economic factors and trends in risk ratings are considered in the determination of the allowance for loan losses.

     This analysis and assessment results in an allowance for loan losses consisting of two components, allocated and unallocated. The allocated component of the allowance for loan losses reflects expected losses resulting from the analysis of individual loans developed through specific ratings and allocations, and historical loss experience for categories of loans. The specific allocations are based upon regular analysis of loans and commitments over a fixed dollar amount and the internal credit rating for the loan or commit-ment. Categories of smaller individual loans are allocated based upon historical losses and current delinquency levels.

Item 1. BUSINESS -- Continued

     The unallocated component is primarily subjective based upon management's assessment of nonquantifiable factors that make historical trend analyses difficult:

          Economic factors
          Loan concentration in western Pennsylvania.
          Significant commercial loan volume increases in
            the last three years in new markets with new customers. The introduction of several new consumer products.
          Increased commercial real estate lending.
          Recent increases in charged-off and impaired loans.
          Peer analysis.


     The allowance for loan losses in each of the years presented below considered management's assessment of the factors noted above, along with the growth in the loan portfolio. The additions to the allowance charged to operating expense has maintained the allowance as a percent of loans at the following levels at the end of each year presented.


                                Year Ended December 31

                   1998         1997       1996       1995       1994

                   1.95%        1.60%      1.56%      1.55%      1.48%


     S&T has considered impaired loans in its determination of the allowance for loan losses. The allowance for loan losses for all impaired loans totaled $133,000 and $914,000 at December 31, 1998 and 1997, respectively, and is included in the allowance allocated specifically to commercial loans.

     Asset quality is a major corporate objective at S&T.
Based on the evaluation of loan quality and assessment of risk characteristics, management believes that the allowance for loan losses is adequate to absorb probable loan losses.

This table summarizes S&T's loan loss experience for each of the five years ended December 31:
[CAPTION]

                                         Year Ended December 31
                             1998     1997       1996       1995       1994
                                           (In thousands of dollars)
Balance at January 1:      $20,427   $18,729    $17,065    $15,169    $14,242

Charge-offs:
 Commercial, mortgage
  and industrial             2,905     1,654      2,986      1,313      2,333
 Real estate-mortgage        1,497     1,056        405        148        196
 Installment                 1,597     1,771      2,145      1,578      1,258
                             5,999     4,481      5,536      3,039      3,787
Recoveries:
 Commercial, mortgage
  and industrial               713       517      1,591        294        505
 Real estate-mortgage          389       221        105        107        188
 Installment                   597       441        329        314        421
                             1,699     1,179      2,025        715      1,114
Net charge-offs              4,300     3,302      3,511      2,324      2,673
Provision for loan losses   10,550     5,000      5,175      4,220      3,600
Balance at December 31:    $26,677   $20,427    $18,729    $17,065    $15,169

Ratio of net charge-offs
to average loans outstanding  0.33%     0.27%      0.31%      0.22%      0.28%

Item 1. BUSINESS -- Continued
[CAPTION]

     This table shows allocation of the allowance for loan losses as of the end of each of the last five years:

                      December 31, 1998    December 31, 1997    December 31, 1996    December 31, 1995       December 31, 1994
                              Percent of           Percent of           Percent of           Percent of           Percent of
                              Loans in             Loans in             Loans in             Loans in             Loans in
                              Each                 Each                 Each                 Each                 Each
                              Category to          Category to          Category to          Category to          Category to
                       Amount Total Loans   Amount Total Loans   Amount Total Loans   Amount Total Loans   Amount Total Loans
                                           (In thousands of dollars)
 Commercial, mortgage
   and industrial         $16,850  49%           $13,556  46%          $9,605   41%          $8,579   41%          $9,578   41%
 Real estate-construc-
   tion                         0   7%                 0   4%               0    3%               0    3%               0    3%
 Real estate-mortgage       1,096  36%               763  40%           1,680   43%           1,321   42%           1,215   40%
 Installment                2,635   8%             1,865  10%           1,859   13%           1,803   14%           1,510   16%
 Unallocated                6,096   0%             4,243   0%           5,585    0%           5,362    0%           2,866    0%
           TOTAL          $26,677 100%           $20,427 100%         $18,729  100%         $17,065  100%         $15,169  100%


Deposits

   The daily average amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

[CAPTION]                                      Year Ended December 31

                             1998               1997               1996
                        Amount   Rate      Amount   Rate      Amount   Rate
                                    (In thousands of dollars)
Noninterest-bearing
  demand deposits      $183,435           $161,339           $151,863
NOW/ Money market
  accounts              327,851  3.09%     294,356  2.98%     242,838  3.14%
Savings deposits        172,525  2.27%     187,394  2.32%     206,287  2.45%
Time deposits           642,681  5.53%     626,192  5.57%     605,693  5.52%
           TOTAL     $1,326,492         $1,269,281         $1,206,681


   Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1998, are summarized as follows:
                       (In thousands of dollars)
[CAPTION]

           3 Months or less                                 $39,268
           Over 3 through 6 months                            9,887
           Over 6 through 12 months                          16,301
           Over 12 months                                    25,716
                      TOTAL                                 $91,172

Return on Equity and Assets

  The table below shows consolidated operating and capital ratios of S&T for each of the last three years:
[CAPTION]

                                               Year Ended December 31
                                             1998       1997       1996
Return on average assets                     1.90%      1.84%      1.65%
Return on average equity                    14.80%     13.71%     13.01%
Dividend payout ratio                       46.14%     42.54%     37.77%
Equity to asset ratio                       12.55%     13.55%     12.65%

Item 1. BUSINESS -- Continued

Short-Term Borrowings

   The following table shows the distribution of S&T's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.

                                                        Federal Funds
                                                        Purchased and
                                                        Securities
                                                        Sold Under
                                                        Agreements
                                                        to Repurchase
                                                 (In thousands of dollars)
Balance at December 31:
  1998                                                     $138,825
  1997                                                      179,449
  1996                                                      114,980

Weighted average interest rate at year end:
  1998                                                         4.63%
  1997                                                         5.82%
  1996                                                         5.68%

Maximum amount outstanding at any month's end:
  1998                                                     $251,030
  1997                                                      195,024
  1996                                                      180,776

Average amount outstanding during the year:
  1998                                                     $177,968
  1997                                                      134,851
  1996                                                      141,012

Weighted average interest rate during the year:
  1998                                                         5.29%
  1997                                                         5.31%
  1996                                                         5.24%

  S&T defines repurchase agreements with its retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

Item 2.    PROPERTIES

              S&T operates 38 banking offices in Indiana, Armstrong, Allegheny, Jefferson, Clearfield, Clarion, Westmoreland
           and surrounding counties in Pennsylvania.  S&T owns land
           and banking offices at the following locations: 800 Philadelphia Street, 2175 Route 286 South in Indiana;
           Route 119 South & Lucerne Road and 34 North Main Street in Homer City; 232 North Hampton Avenue in Punxsutawney;
           133 Philadelphia Street in Armagh; Route 119 in Black
           Lick; 256 Main Street and Route 36 & I-80 in Brookville;
           456 Main Street in Brockway; Route 28 & Carrier Street in Summerville; 602 Salt Street in Saltsburg; 35 West Scribner Avenue, Treasure Lake; and 614 Liberty Boulevard in DuBois; 418 Main Street in Reynoldsville; 205 East
           Market Street in Blairsville; 85 Greensburg Street in Delmont; 100 South Chestnut Street in Derry; 109 Grant
           Avenue in Vandergrift; 100 South Fourth Street in
           Youngwood; 701 East Pittsburgh Street in Greensburg;
           2190 Hulton Road in East Oakmont; 4385 Old William Penn Highway in Monroeville; 7660 Saltsburg Road in Plum;
           12262 Frankstown Road in Penn Hills; 410 Main Street in Clarion; and 301 Unity Center Road in Unity. Land is leased where S&T owns the banking offices at 1107 Wayne Avenue and remote ATM buildings at 435 South Seventh Street and 1176 Grant Street, all in Indiana; 8th and Merle Street and Gemmel Student Center in Clarion; 730 East Pittsburgh Street in Greensburg; and 523 Franklin Avenue in Vandergrift. In addition, S&T leases land and banking offices at the following locations: Chestnut Ridge Plaza in Blairsville;
           324 North Fourth Street and 2850 Route 286 South and Hospital Road in Indiana; the Mall Office in DuBois; 229 Westmoreland Mall; 2388 Route 286 in Holiday Park; Route 268 Hilltop Plaza in Kittanning and a remote ATM location at the Main Street Mall in DuBois.

Item 3.    LEGAL PROCEEDINGS

              The nature of S&T's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management, there are no proceedings pending to which S&T is a party or to which its property is subject, which, if determined adverse, would be material in relation to its shareholders' equity or financial condition. In addition, no material proceedings are pending nor are known to be threatened or contemplated against S&T by governmental authorities or other parties.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              There were no matters during the fourth quarter of the fiscal year covered by this report that were submitted to a vote of the security holders through solicitation of proxies or otherwise.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
           MATTERS

              Stock Prices and Dividend Information on page 54 and Dividend and Loan Restrictions on page 44 of the Annual Report for the year ended December 31, 1998, incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA

              Selected Financial Data on pages 54 and 55 of the Annual Report for the year ended December 31, 1998, incorporated herein by reference.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

              Management's Discussion and Analysis of Financial
           Condition and Results of Operations on pages 21 through 30 of the Annual Report for the year ended December 31, 1998, incorporated herein by reference.

Item 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Quantitative and Qualitative Disclosures about Market Risk on pages 27 and 28 of the Annual Report for the year ended December 31, 1998, incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The Consolidated Financial Statements, Report of Independent Auditors and Quarterly Selected Financial Data on pages 31 through 53 and page 55 of the Annual Report for the year ended December 31, 1998, incorpor-ated herein by reference.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

              There have been no changes in accountants or disagree-ments with accountants on accounting and financial disclosures.
PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              Election of Directors on pages 4 through 5 of the
            proxy statement for the April 19, 1999, annual meeting of shareholders, incorporated herein by reference.

                                     Executive Officers
                                                        Number of
                                                        Shares
                          For the              Officer  Beneficially
Name                      Corporation           Since   Owned (1)       Age
Robert D. Duggan           Chairman              1983    180,927         66
                           and Director

James C. Miller            President, Chief      1983    154,516         53
                           Executive Officer
                           and Director

James G. Barone            Executive Vice        1992     50,682         51
                           President,
                           Secretary and
                           Treasurer

Robert E. Rout             Executive Vice        1993     39,014         46
                           President and
                           Chief Financial
                           Officer

Bruce W. Salome            Executive Vice        1991     76,773         52
                           President

Edward C. Hauck            Executive Vice        1991     47,090         46
                           President

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -- Continued

                                          Executive Officers (continued)
                                                        Number of
                                                        Shares
                          For the             Officer   Beneficially
Name                      Corporation          Since    Owned (1)       Age

David L. Krieger          Executive Vice       1984     22,680         55
                          President

J. Jeffrey Smead          Executive Vice       1992     53,731         47
                          President

William H. Klumpp         Senior Vice          1994     14,971         55
                          President

Edward A. Onderick        Senior Vice          1989     56,774         54
                          President

David P. Ruddock          Senior Vice          1998      6,038         37
                          President

(1) May include shares held by spouse, other family members, as trustee or through a corporation, and nonstatutory stock options vesting within 60 days of the date of this 10-K Report. The reporting person may disclaim beneficial ownership of such shares.

Item 11.   EXECUTIVE COMPENSATION

      Remuneration of Executive Officers on pages 7 and 8 of the proxy statement for the April 19, 1999, annual meeting of shareholders, incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

        Principal Beneficial Owners of Common Stock on page 3 of the proxy statement for the April 19, 1999, annual meeting of shareholders, incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Transactions with Management and Others on pages 10 and 11 of the proxy statement for April 19, 1999, annual meeting with shareholders, incorporated herein by reference.

PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

       (a) List of financial statements and financial statement schedules

    (1) The following Consolidated Financial Statements and Report of Independent Auditors of S&T Bancorp, Inc. and subsidiaries included in the annual report of the registrant to its shareholders for the year ended December 31, 1998, are incorporated by reference in Part II, Item 8:

                                                                        Page
                                                                     Reference
           Report of Ernst & Young LLP,  Independent Auditors             53

           Consolidated Balance Sheets
              December 31, 1998 and 1997                                  31

           Consolidated Statements of Income
              Year ended December 31, 1998, 1997, and 1996                32

           Consolidated Statements of Changes in Shareholders' Equity
              Year ended December 31, 1998, 1997, and 1996                33

           Consolidated Statements of Cash Flows
              Year ended December 31, 1998, 1997, and 1996                34

           Notes to Consolidated Financial Statements
              December 31, 1998                                         35-52

           Quarterly Selected Financial Data                              55

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K (Continued)

    (2) Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (3)    Listings of Exhibits - See Item 14 (c) below

       (b) Reports on Form 8-K

              Form 8-K dated September 21, 1998 was filed by S&T
           Bancorp, Inc. announcing a two-for-one stock split which was effected in the form of a 100% stock dividend.

       (c) Exhibits

          (3.1)  Articles of Incorporation of S&T Bancorp, Inc.
                 filed as Exhibit B to Registration Statement (No. 2-83565) on Form S-4 of S&T Bancorp, Inc. dated May 5, 1983, incorporated herein by reference.

          (3.2)  Amendment to Articles of Incorporation of S&T Bancorp,
                 Inc. filed as Exhibit 3.2 to Form S-4 Registration Statement (No. 33-02600) dated January 15, 1986, incorporated herein by reference.

          (3.3) Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective May 8, 1989 - filed herewith.

          (3.4) Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective July 21, 1995 - filed herewith.

          (3.5) Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective June 18, 1998 - filed herewith.

          (3.6)   By-Laws of S&T Bancorp, Inc., as amended, - filed herewith.

    (13) Annual Report for the year ended December 31, 1998, pages 21-55 filed herewith.

    (21)      Subsidiaries of the Registrant - filed herewith.

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








                                            S&T BANCORP, INC.
                                               (Registrant)




                                /s/  James C. Miller              03/15/99
                                James C. Miller,                    Date
                                President and Chief
                                Executive Officer
                                (Principal Executive Officer)


                                /s/  Robert E. Rout               03/15/99
                                Robert E. Rout,                     Date
                                Executive Vice President
                                and Chief Financial Officer
                                (Principal Financial and
                                 Accounting Officer)
PAGE 23

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/  Thomas A. Brice         03/15/99    /s/  Joseph A. Kirk         03/15/99
Thomas A. Brice, Director      Date      Joseph A. Kirk, Director      Date


/s/  James L. Carino         03/15/99    /s/  Frank W. Jones         03/15/99
James L. Carino, Director      Date      Frank W. Jones, Director      Date


/s/  John J. Delaney         03/15/99    /s/  James C. Miller        03/15/99
John J. Delaney, Director      Date      James C. Miller, President,   Date
                                         Chief Executive Officer and
                                         Director

/s/  Robert D. Duggan        03/15/99    /s/  Alan Papernick         03/15/99
Robert D. Duggan, Chairman     Date      Alan Papernick, Director      Date


/s/  William J. Gatti        03/15/99    /s/ W. Parker Ruddock       03/15/99
William J. Gatti, Director     Date      W. Parker Ruddock, Director   Date


/s/  Ruth M. Grant           03/15/99    /s/  Myles D. Sampson       03/15/99
Ruth M. Grant, Director        Date      Myles D. Sampson, Director    Date


/s/  Jeffrey D. Grube        03/15/99    /s/  Charles A. Spadafora   03/15/99
Jeffrey D. Grube, Director     Date      Charles A. Spadafora,         Date
                                         Director


/s/  Herbert L. Hanna        03/15/99    /s/  Christine J. Toretti   03/15/99
Herbert L. Hanna, Director     Date      Christine J. Toretti,         Date
                                         Director

PAGE 24