Form 10-Q
period 1999-03-31
S&T BANCORP INC
filed 1999-05-12
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D. C.  20549
                                   FORM 10-Q


(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For  the  quarterly  period  ended         March 31, 1999

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

Common Stock, $2.50 Par Value -- 27,131,087 shares as of April 6, 1999

                                   INDEX
                    S&T BANCORP, INC. AND SUBSIDIARIES





PART I.  FINANCIAL INFORMATION                                 Page No.



Item 1.  Financial Statements

 Condensed consolidated balance sheets -
 March 31, 1999 and December 31, 1998                             3

 Condensed consolidated statements of income -
 three months ended March 31, 1999 and 1998.                      4

 Condensed consolidated statements of cash flows -
 three months ended March 31, 1999 and 1998                       5

 Notes to condensed consolidated financial statements            6-9


Item 2.  Management's discussion and analysis of financial
condition and results of operations                            10-16


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                        17


SIGNATURES                                                       18

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
[CAPTION]

                                             March 31,       December 31,
                                                1999             1998
                                          (000's omitted except share data)
ASSETS
  Cash and due from banks                         $43,593          $48,736
  Interest-earning deposits with banks                 52               53
  Federal funds sold                                    -           19,300
  Securities:
    Available for sale                            534,013          565,141
    Held to maturity (market value $25,891
    in 1999 and $27,161 in 1998)                   25,144           26,345
  Total Securities                                559,157          591,486

  Loans, net of allowance for loan losses
   of $27,389 in 1999 and $26,677 in 1998       1,366,890        1,339,232
  Premises and equipment                           20,950           20,932
  Other assets                                     50,250           49,872
TOTAL ASSETS                                   $2,040,892       $2,069,611


LIABILITIES
  Deposits:
    Noninterest-bearing                          $207,679         $215,659
    Interest-bearing                            1,186,591        1,164,404
  Total Deposits                                1,394,270        1,380,063

  Securities sold under repurchase
    agreements                                    109,029          138,825
  Federal funds purchased                           3,225                -
  Long term borrowing                             240,068          240,068
  Other liabilities                                49,466           51,018
TOTAL LIABILITIES                               1,796,058        1,809,974

SHAREHOLDERS' EQUITY
  Preferred stock, without par value,
    10,000,000 shares authorized and none
    outstanding                                         -                -
  Common stock  ($2.50 par value)
    Authorized - 50,000,000 shares
    Issued - 29,714,038 shares                     74,285           74,285
  Additional paid in capital                       21,232           21,234
  Retained earnings                               163,509          158,274
  Accumulated other comprehensive income           33,603           39,961
  Treasury stock (2,584,955 shares at March
    31, 1999 and 2,038,459 at December 31,
    1998, at cost)                                (47,795)         (34,117)
TOTAL SHAREHOLDERS' EQUITY                        244,834          259,637
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                         $2,040,892       $2,069,611


See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
[CAPTION]

                                            For Three Months Ended
                                                  March 31,

                                             1999            1998
INTEREST INCOME
  Loans, including fees                   $28,702         $28,061
  Deposits with banks                           1               2
  Federal funds sold                          153              64
  Investment securities:
    Taxable                                 7,244           7,721
    Tax-exempt                                268             485
    Dividends                                 972             839
Total Interest Income                      37,340          37,172

INTEREST EXPENSE
  Deposits                                 11,572          12,153
  Securities sold under repurchase
   agreements                               1,448           2,292
  Federal funds purchased                      54             154
  Long term borrowing                       3,186           2,231
  Other borrowed funds                          -               2
Total Interest Expense                     16,260          16,832
NET INTEREST INCOME                        21,080          20,340
  Provision for loan losses                 1,000           2,050
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                20,080          18,290

NONINTEREST INCOME:
  Trust fees                                  882             870
  Service charges on deposit accounts       1,438           1,260
  Securities gains, net                     1,419           2,311
  Other                                     1,537           1,005
Total Noninterest Income                    5,276           5,446

NONINTEREST EXPENSE
  Salaries and employee benefits            5,580           5,670
  Occupancy, net                              769             685
  Furniture and equipment                     856             745
  Other taxes                                 397             356
  Data processing                             592             512
  FDIC assessment                              61              55
  Other                                     2,561           2,563
Total Noninterest Expense                  10,816          10,586
INCOME BEFORE INCOME TAXES                 14,540          13,150
  Applicable income taxes                   4,404           3,909
NET INCOME                                $10,136          $9,241

PER COMMON SHARE (1)
  Net Income - Basic                        $0.37           $0.33
  Net Income - Diluted                      $0.37           $0.33
  Dividends                                  0.18            0.15
Average Common Shares
  Outstanding - Basic                      27,499          28,077
Average Common Shares
  Outstanding - Diluted                    27,740          28,408

(1) Per share amounts and average shares outstanding have been restated to record the effect of a two-for-one common stock split in the form of a 100% stock dividend distributed on October 30, 1998.

See Notes to Condensed Consolidated Financial Statements


S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[CAPTION]

                                                Three Months Ended March 31
                                                  1999                 1998
                                                       (000's omitted)
Operating Activities
Net Income                                       $10,136               $9,241
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses                        1,000                2,050
  Provision for depreciation and amortization        550                  520
  Net amortizaton of investment security premiums    168                  145
  Net gains on sales of securities available for
     sale                                         (1,419)              (2,317)
  Deferred income taxes                             (310)                (443)
  Decrease (increase) in interest receivable         931               (1,149)
  (Decrease) increase in interest payable           (978)                 577
  Increase in other assets                        (1,149)                (493)
  Increase in other liabilities                    2,919                   11
  Net Cash Provided by Operating Activities       11,848                8,142

Investing Activities
  Net decrease (increase) of interest-earning
    deposits with banks                                1                   (3)
  Net decrease in federal funds sold              19,300                    0
  Proceeds from maturities of investment
    securities                                     1,200               11,047
  Proceeds from maturities of securities
    available for sale                            55,895               51,589
  Proceeds from sales of securities
    available for sale                            61,223                5,191
  Purchases of securities available for sale     (94,521)            (109,503)
  Net increase in loans                          (35,223)             (18,752)
  Proceeds from the sale of loans                  6,565                  949
  Purchases of premises and equipment               (567)                (748)
  Other, net                                          (1)                   0
  Net Cash Used by Investing Activities           13,872              (60,230)

Financing Activities
  Net increase in demand, NOW, MMI, and
    savings deposits                              27,190               33,477
  Net (decrease) increase in certificates
    of deposit                                   (12,982)               1,439
  Net (decrease) increase in repurchase
    agreements                                   (29,797)              40,403
  Net increase in federal funds purchased          3,225               13,525
  Acquisition of treasury stock                  (14,303)             (21,542)
  Sale of treasury stock                             623                4,987
  Cash dividends paid to shareholders             (4,819)              (4,242)
  Net Cash Used by Financing Activities          (30,863)              68,047

  (Decrease) increase in Cash and Cash
     Equivalents                                  (5,143)              15,959
  Cash and Cash Equivalents at Beginning
     of Period                                    48,736               35,951
  Cash and Cash Equivalents at End of Period     $43,593              $51,910


See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accetped accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on form 10-K for the year ended December 31, 1998.

On September 21, 1998, the Board of Directors approved a two-for-one common stock split in the form of a 100% stock dividend. The new shares were distributed on October 30, 1998 to shareholders of record on October 15, 1998. This increased the outstanding shares by 13,789,110. All per share amounts in the report have been restated to reflect the stock split.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares out-standing during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in diluted earnings per share. Average shares outstanding for computing basic earnings per share were 27,498,813 and 28,076,642 for the period ending March 31, 1999 and 1998. Average shares outstanding for computing dilutive earnings per share were 27,739,943 and 28,408,108 for the period ending March 31, 1999 and 1998. In computing dilutive earnings per share, average shares outstanding have been increased by the common stock equivalents relating to S&T's available stock options.

Beginning in 1998, S&T adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on S&T's available-for-sale securities, which prior to adoption were reported seperately in shareholders' equity, to be included in comprehensive income. During the three months ended March 31, 1999 and 1998, total comprehensive income amounted to $3,778,000 and $11,921,000.

NOTE B--SECURITIES
The amortized cost and estimated market value of securities as of March 31 are as follows:
[CAPTION]

1999                                        Available for Sale
                                            Gross       Gross     Estimated
                              Amortized   Unrealized  Unrealized    Market
                                 Cost       Gains       Losses      Value
                                              (000's omitted)
Obligations of U.S. government
  corporations and agencies    $330,116      $1,716       ($195)   $331,637
Mortgage-backed securities        7,581         237                   7,818
U.S. Treasury securities         24,334       1,166                  25,500
Corporate securities             43,900         304         (58)     44,146
Debt securities available
  for sale                      405,931       3,423        (253)    409,101
Marketable equity securities     57,213      50,569      (2,042)    105,740
Other securities                 19,172                              19,172
       Total                   $482,316     $53,992     ($2,295)   $534,013

1999                                       Held to Maturity
                                            Gross       Gross     Estimated
                              Amortized   Unrealized  Unrealized    Market
                                 Cost       Gains       Losses      Value
                                                 (000's omitted)
Obligations of states and
  political subdivisions        $18,237        $601                 $18,838
Corporate securities              1,999         146                   2,145
Debt securities held to
  maturity                       20,236         747           0      20,983
Other securities                  4,908                               4,908
       Total                    $25,144        $747          $0     $25,891

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued


NOTE B-SECURITIES

The amortized cost and estimated market value of securities as of December 31 are as follows:
[CAPTION]

1998                                          Available for Sale
                                            Gross       Gross     Estimated
                              Amortized   Unrealized  Unrealized    Market
                                 Cost       Gains       Losses      Value
                                                (000's omitted)
Obligations of U.S. government
    corporations and agencies  $353,393      $4,035        ($11)   $357,417
Mortgage-backed securities        8,410         305                   8,715
U.S. treasury securities         26,374       1,578                  27,952
Corporate securities             35,902         454          (3)     36,353
Debt securities available
    for sale                    424,079       6,372         (14)    430,437
Marketable equity securities     60,411      55,597        (476)    115,532
Other securities                 19,172                              19,172
         Total                 $503,662     $61,969       ($490)   $565,141


1998                                          Held to Maturity
                                            Gross       Gross     Estimated
                              Amortized   Unrealized  Unrealized    Market
                                 Cost       Gains       Losses      Value
                                                (000's omitted)
Obligations of states and
  political subdivisions        $21,009        $647                 $21,656
Corporate securities              1,999         169                   2,168
Debt securities held to
  maturity                       23,008         816           0      23,824
Other securities                  3,337                               3,337
         Total                  $26,345        $816          $0     $27,161


During the period ended March 31, 1999, there were $1,419,140 in realized gains relative to securities available for sale.

The amortized cost and estimated market value of debt securities at March 31, 1999, by contractual maturity, are shown below.
[CAPTION]

                                                                  Estimated
                                          Amortized                 Market
Available for Sale                           Cost                   Value
                                                      (000's omitted)
Due in one year or less                     $18,271                 $18,463
Due after one year through five years       262,258                 263,755
Due after five years through ten years      122,196                 123,587
Due after ten years                           3,206                   3,296
      Total                                $405,931                $409,101

PAGE 7


S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
[CAPTION]

NOTE B-SECURITIES

                                                              Estimated
                                         Amortized             Market
Held to Maturity                           Cost                 Value
                                                     (000's omitted)
Due in one year or less                     $2,965               $2,978
Due after one year through five years       13,632               14,209
Due after five years through ten years       3,639                3,796
Due after ten years                              0                    0
      Total                                $20,236              $20,983

At March 31, 1999 and December 31, 1998 investment securities with a principal amount of $286,515,000 and $295,286,000 respectively, were pledged to secure repurchase agreements and public and trust fund deposits.


NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES
[CAPTION]

The composition of the loan portfolio was as follows:

                                        March 31, 1999       December 31, 1998
                                                     (000's omitted)
Real estate - construction                 $90,284              $87,246
Real estate - mortgages:
    Residential                            476,853              492,570
    Commercial                             437,333              407,445
Commercial - industrial and agricultural   281,160              265,297
Consumer installment                       108,649              113,351

Gross Loans                              1,394,279            1,365,909
Allowance for loan losses                  (27,389)             (26,677)
      Total Loans                       $1,366,890           $1,339,232

Changes in the allowance for loan losses for the three months ended March 31 were as follows:
[CAPTION]

                                           1999                 1998
                                                (000's omitted)
  Balance at beginning of period           $26,677              $20,427
  Charge-offs                                 (515)              (1,166)
  Recoveries                                   227                  423
  Net charge-offs                             (288)                (743)
  Provision for loan losses                  1,000                2,050
  Balance at end of period                 $27,389              $21,734

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

[CAPTION]

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans at March 31, 1999 and December 31, 1998.

                                                1999         1998
Recorded investment in loans considered
    to be impaired                           $3,620,000   $3,391,000
Loans considered to be impaired that
    were on a nonaccrual basis                        -            -
Allowance for loan losses related to
    loans considered to be impaired             141,000      133,000
Average recorded investment in impaired
    loans                                     3,505,000    2,927,000
Total interest income recognized on
    impaired loans                              150,640      674,000
Interest income on impaired loans
    recongnized on a cash basis                  82,405      605,000


NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $369,347,000 and obligations under standby letters of credit totaled $88,930,000 at March 31, 1999.

At March 31, 1999, S&T had marketable equity securities, totaling
$1,550,738 at amortized cost and $4,250,262 at estimated market value, that were subject to covered call option contracts. The purpose of these contracts was to generate fee income for S&T.

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

Financial Condition

Total assets averaged $2.0 billion in the first three months of 1999, a $48.1 million increase from the 1998 full year average. Average loans increased $54.6 million in the first three months of 1999 compared to the 1998 full year averages. Funding for this loan growth was primarily provided by a $40.2 million increase in average deposits, a $ 7.3 million decrease in average securities and federal funds sold, a $1.0 million increase in average retained earnings and a $9.5 million increase in average borrowings.

Lending Activity

Average loans increased $54.6 million, or 4% to $1.4 billion for the three months ended March 31, 1999 from the 1998 full year average. Changes in the composition of the average loan portfolio during 1999 included increases of $2.2 million of commercial loans and $81.2 million of commercial real estate loans, offset by decreases of $18.2 million of residential mortgages and $10.6 million of installment loans.

Commercial real estate loans comprise 31% of the loan portfolio. Although commercial real estate loans can be an area of higher risk, management believes these risks are mitigated by limiting the percentage amount of portfolio composition, a rigorous underwriting review by loan administration and the fact that many of the commercial real estate loans are owner-occupied and/or seasoned properties. During 1999, S&T sold
$0.5 million of participation's in originated commercial real estate loans. The purpose of these sales was to diversify credit risk on larger loans and to generate fee income from servicing.

Residential mortgage lending continued to be a strategic area of focus during the first three months of 1999 through a centralized mortgage origination department, ongoing product redesign, the utilization of commission compensated originators and the implementation of a mortgage banking function.
Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment.
At March 31, 1999 the residential mortgage portfolio had a 23% composition of adjustable rate mortgages.

S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to the Federal National Mortgage
Association (FNMA). The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first quarter of 1999, S&T sold $6.1 million of 1-4 family mortgages to FNMA. S&T will continue to sell longer-term loans to FNMA in the future on a selective basis, especially during periods of lower interest rates.

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

Security Activity

Average securities decreased $14.5 million in the first three months of 1999 compared to the 1998 full year average. This decrease is attributable to utilizing funds from the maturities and calls of securities to fund loan growth. Loans typically provide higher yields and have the potential of developing other banking relationships. This decrease was comprised of $7.1 million in U.S. treasury securities, $29.7 million in U.S. government agency securities, $3.2 million of mortgage-backed securities and $8.8 million of states and political subdivisions.
Offsetting these decreases were average increases of $19.4 million of corporate securities, $12.0 million of corporate equity securities and $2.9 million of Federal Home Loan Bank (FHLB) stock.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks to take advantage of the dividends received deduction for corporations. During 1999, the equity portfolio yielded 9.3% on a fully taxable equivalent basis and had unrealized gains, net of nominal unrealized losses, of $48.5 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to change in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S.
treasuries, U.S. government agencies, mortgage-backed securities and corporate equities as available for sale. Municipal securities and other debt securities are classified as held to maturity. At March 31, 1999, unrealized gains, net of unrealized losses, for securities classified as available for sale were $61.5 million.

Allowance for Loan Losses

The balance in the allowance for loan losses was $27.4 million or 1.96% of total loans at March 31, 1999 as compared to $26.7 million or 1.95% of total loans at December 31, 1998.

The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the high and low historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Economic factors consider the level of S&T's historical charge-offs that have occurred within the credits economic life cycle.

Significant to this analysis is the shift in the loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to our continuing growth, many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current economic factors and trends in risk ratings are considered in the determination of the allowance for loan losses.

Net loan charge-offs totaled $0.3 million in the first quarter of 1999, as compared to $0.7 million in the same period of 1998. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at March 31, 1999, was $3.3 million or 0.23% of total loans. This compares to nonperforming loans of $2.9 million or 0.21% of total loans at December 31, 1998.

Asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $40.2 million, or 3% for the three months ended March 31, 1999 as compared to the 1998 full year average. Changes in the average deposit mix included a $45.8 million increase in money market accounts, $5.3 million increase in NOW accounts and a $16.9 million increase in demand accounts, offset by a $23.6 million decrease in time deposits and a $4.2 million decrease in savings accounts. Some of the changes can be partially explained by strategic initiatives to increase demand accounts and cash management services. In addition, a new, successful strategy for money market account pricing was implemented in order to make these accounts more competitive with money funds offered at brokerage firms. In September 1998, S&T purchased a branch in Clarion, Pennsylvania and assumed $39.0 million of deposits.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Special rate deposits of $100,000 and over were 6% of total deposits at March 31, 1999 and 7% of total deposits at December 31, 1998 and primarily represent deposit relationships with local customers in our market area. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary. During 1995, S&T issued $25.0 million of retail certificates of deposit through two brokerage firms, further broadening the availability of reasonably priced funding sources. At
March 31, 1999, there were $11.6 million of these brokered retail certificates of deposit outstanding.

Borrowings

Average borrowings increased $9.5 million for the three months ended March 31, 1999 compared to the 1998 full year average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOS decreased approximately $2.0 million for the first three months of 1999 compared to the full year 1998 average. S&T views retail REPOS as a relatively stable source of funds since most of these accounts are with local, long-term customers.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average wholesale REPOS and federal funds decreased
$42.5 million for the first three months of 1999 compared to the full year 1998 average. The increase in core deposits, funds from the sales and maturities of investment securities and the availability of reasonably priced long-term borrowings from the FHLB decreased the usage of these types of fundings in 1999.

Average long-term borrowings have increased $54.1 million in the first three months of 1999 as compared to the full year 1998 average. At March 31, 1999, S&T had long-term borrowings outstanding of $60.6 million at a fixed rate and $119.6 million at an adjustable rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advantage of lower cost funds through the FHLB's Community
Investment Program and to fund stock buy-backs.

Capital Resources

Shareholders' equity decreased $14.8 million at March
31, 1999, compared to December 31, 1998. Net income was $10.1 million and dividends paid to shareholders were $4.9 million for the three months ended March 31, 1999. The decrease is attributable to the repurchase of 581,000 shares of S&T common stock during the first quarter of 1999. An authorization to buy-back up to 1,000,000 shares remains in effect until December 31, 1999.

S&T paid 48% of net income in dividends, equating to an annual dividend rate of $0.72 per share during the first three months of 1999. The book value of S&T's common stock decreased slightly from $9.38 at December
31, 1998 to $9.02 at March 31,1999, primarily due to the stock buy-backs during the first quarter of 1999.
Equity associated with the available for sale securities portfolio decreased $6.4 million during the first three months of 1999. The market price of S&T's common stock was $19.13 per share at March 31, 1999, compared to $26.56 per share at December 31, 1998.

S&T continues to maintain a strong capital position with a leverage ratio of 10.2% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 13.4% and 16.0% respectively, at March 31, 1999. These ratios place
S&T well above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.




RESULTS OF OPERATIONS


Three months ended March 31, 1999 compared to Three months ended March 31, 1998

Net Income

Net income increased to $10.1 million or $0.37 per diluted earnings per share in the first three months of 1999 from $9.2 million or $0.33 per diluted earnings per share for the same period of 1998. The significant improvement during the first three months of 1999 was the result of higher net interest income and noninterest income, offset by a 2% increase in operating expenses.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $0.7 million or 4% in the first three months of 1999 compared to the same period of 1998.
The net yield on interest-earning assets was 4.62% in the first three months of 1998 as compared to 4.70% in the same period of 1998. The decline in the net yield on interest earning assets during 1999 was primarily attributable to stock buy-backs during the first three months of 1999.

In the first three months of 1999, average securities decreased $14.5 million and average loans increased
$54.6 million. The yields on average securities decreased by 23 basis points during the period and the yield on average loans decreased 24 basis points.

Average interest-bearing deposits provided $23.3 million of the funds for the growth in loan portfolio;
cost of deposits totaled 4.02%, a decrease of 32 basis points from 1998 due to an improved mix in the composition of deposits. The cost of REPOS and other borrowed funds increased 47 basis points to 5.09%.

Also positively affecting net interest income was a $14.2 million increase to average net free funds.
Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over non-earning assets. This increase is net of the reduction to shareholders' equity resulting from stock buy-backs. Maintaining consistent spreads between earning assets and costing liabilities is very significant to S&T's financial performance since net interest income comprises 85% of operating revenue. A variety of asset/liablity management strategies were successfully implemented within prescribed ALCO risk parameters that enabled
S&T to maintain a net interest margin reasonably consistent with historical levels. The level and mix of funds is continually monitored by ALCO in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

Provision for Loan Losses

The provision for loan losses was $1.0 million for the first three months of 1999 as compared to $2.1 million in the same period of 1998. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on probable losses in the loan portfolio. Also affecting the amount of provision expense is loan growth, portfolio composition and trends within risk ratings.

Credit quality statistics are an important factor in determining the amount of provision expense. Net loan charge-offs totaled $0.3 million for the first three months of 1999 compared to $0.7 million for the same period 1998. Nonperforming loans to total loans was 0.23% at March 31, 1999 and 0.25% in the same period of 1998.

Also affecting the amount of provision expense is the amount and types of loan growth and portfolio composition. Most of the loan growth in 1999 is attributable to larger-sized commercial loans.

Noninterest Income

Noninterest income decreased $0.2 million or 3% in the first three months of 1999 compared to the same period of 1998. Increases included $0.2 million in service charges and fees, $0.5 million in other income offset by a decrease of $0.9 million in security gains.

The 14% increase in service charges on deposit accounts was primarily the result of expanding new cash management relationships, management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. The increase in other income was a result of increased performance for brokerage activities, credit insurance, letters of credit fees, ATM fees and fees on covered call options. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

S&T recognized $1.4 million of gains on equity securities in the first three months of 1999 as compared to $2.3 million in the same period of 1998.
The security gains were taken on available for sale equities securities in the first three months of 1999 and 1998 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented. Unrealized gains, net of unrealized losses, in the available for sale equities portfolio totaled $48.5 million at March 31, 1999.

Noninterest Expense

Noninterest expense increased slightly by $0.2 million or 2% at March 31, 1999 compared to March 31, 1998.
Recurring expenses were relatively flat during the first three months of 1999 as compared to the first three months of 1998 and reflect normal activity increases. Average full-time equivalent staff increased slightly from 652 to 654. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, improved to 42% at March 31, 1999 as compared to 44% at March 31, 1998.

Federal Income Taxes

Federal income tax expense increased $0.5 million at March 31, 1999 as compared to March 31, 1998 primarily as a result of higher pre-tax income in 1999. The effective tax rate for the first three months of 1999 and 1998 was 30%, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

Year 2000

The Year 2000 Issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Any of S&T's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

Assessment of the effect of the Year 2000 Issue on commercial business customers is still being evaluated. Significant to S&T's data processing abilities are the services provided by M&I Data
Services (M&I) and Sungard Trust Services (Sungard) which provides the majority of computer services for S&T customer accounts and transactions. M&I and Sungard are also currently involved in a similar Year
2000 assessment and remediation. S&T converted to both M&I's and Sungard's Year 2000 compliant software systems in the fourth quarter of 1998.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

All internal data processing systems have been tested for Year 2000 compliance. The testing included validations of third party software/hardware vendors that have provided assurance or certifications of compliance. To date, 100% of the testing for critical systems has been completed and software/hardware replacements have been scheduled where problems have been identified. The testing of critical internal systems was completed during the first quarter of 1999.

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

Management and the Y2K Task Force have completed all of the critical systems and application changes by the end of the first quarter of 1999 and believe that its level of preparedness is appropriate. S&T has also developed contingency plans for mission critical systems or applications which are either internal systems or services provided by external sources.
These plans involve alternative processing plans in the event of system or application failure. S&T finalized these contingency plans during the first quarter of 1999. S&T has estimated the total cost of the project to be $0.3 million and is not expected to materially impact future operations. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project will be expensed as incurred. The Y2K Task Force reports to the S&T
Board of Directors each quarter.

Safe Harbor Statement under the Private Securities
Litigation Reform Act of 1995

The statements in this Annual Report, which are not historical fact, are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of economic conditions, the impact of competitive products and pricings, and other risks detailed in S&T's Securities and Exchange Commission filings.

PART II

OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


         (a) Exhibits

                 None.

         (b) Reports on Form 8-K

                 None.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                       S&T Bancorp, Inc.
                                             (Registrant)


Date:
                                           Robert E. Rout
                                           Principal Accounting Officer