Form 10-Q
period 1999-06-30
S&T BANCORP INC
filed 1999-08-06
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON D. C. 20549
                                             FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period         ended               June 30, 1999

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

     Common Stock, $2.50 Par Value -- 27,116,894 shares as of July 30, 1999

                                               INDEX
                                 S&T BANCORP, INC. AND SUBSIDIARIES





PART       I.         FINANCIAL  INFORMATION                    Page No.



Item 1. Financial Statements

           Condensed  consolidated balance sheets -
           June 30, 1999 and December 31, 1998                     3

           Condensed consolidated statements of income -
           three months ended June 30, 1999 and 1998,
           and six months ended June 30, 1999 and 1998             4

           Condensed consolidated statements of cash flows -
           six months ended June 30, 1999 and 1998                 5

           Notes to condensed consolidated financial statements   6-9


Item 2.    Management's discussion and analysis of financial
           condition and results of operations                   10-17




PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                       18


SIGNATURES                                                        19

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

[CAPTION]

                                                     June 30,              December 31,
                                                       1999                  1998
                                                     (000's omitted except share data)
ASSETS
  Cash and due from banks                               $37,399               $48,736
  Interest-earning deposits with banks                       51                    53
  Federal funds sold                                     12,700                19,300
  Securities:
    Available for sale                                  576,795               565,141
    Held to maturity (market value $22,348
     in 1999 and $27,161 in 1998)                        21,846                26,345
        Total Securities                                598,641               591,486

  Loans, net of allowance for loan losses
     of $28,224 in 1999 and $26,677 in 1998           1,386,257             1,339,232
  Premises and equipment                                 21,135                20,932
  Other assets                                           75,765                49,872
TOTAL ASSETS                                         $2,131,948            $2,069,611


LIABILITIES
  Deposits:
    Noninterest-bearing                                $214,321              $215,659
    Interest-bearing                                  1,178,330             1,164,404
        Total Deposits                                1,392,651             1,380,063

  Securities sold under repurchase
    agreements                                          206,186               138,825
  Long term borrowings                                  240,068               240,068
  Other liabilities                                      45,464                51,018
TOTAL LIABILITIES                                     1,884,369             1,809,974

SHAREHOLDERS' EQUITY
  Preferred stock, without par value,
           10,000,000 shares authorized and
           none outstanding                                     -                -
Common stock ($2.50 par value)
    Authorized - 50,000,000 shares
    Issued - 29,714,038 shares                           74,285                74,285
  Additional paid in capital                             21,231                21,234
  Retained earnings                                     168,509               158,274
  Accumulated other comprehensive income                 31,850                39,961
  Treasury stock (2,604,144 shares at
    June 30, 1999 and 2,038,459 at
    December 31, 1998, at cost)                         (48,296)              (34,117)
TOTAL SHAREHOLDERS' EQUITY                              247,579               259,637
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                             $2,131,948            $2,069,611

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

[CAPTION]

                                                    For Three Months Ended     For Six Months Ended
                                                            June 30,               June 30,

                                                           1999       1998       1999     1998
INTEREST INCOME
  Loans, including fees                                 $29,453    $28,467    $58,155  $56,528
  Deposits with banks                                         1          2          2        4
  Federal funds sold                                        106        115        259      179
  Investment securities:
    Taxable                                               7,452      7,725     14,696   15,446
    Tax-exempt                                              240        397        508      882
    Dividends                                               986        842      1,958    1,681
Total Interest Income                                    38,238     37,548     75,578   74,720

INTEREST EXPENSE
  Deposits                                               11,494     12,370     23,066   24,523
  Securities sold under repurchase
    agreements                                            1,851      2,841      3,299    5,133
  Federal funds purchased                                    67         83        121      237
  Long term borrowings                                    3,225      1,975      6,411    4,206
  Other borrowed funds                                        -          3          -        5
Total Interest Expense                                   16,636     17,272     32,897   34,104
NET INTEREST INCOME                                      21,602     20,276     42,681   40,616
  Provision for loan losses                               1,000      4,000      2,000    6,050
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              20,602     16,276     40,681   34,566

NONINTEREST INCOME:
  Securities gains, net                                     407      5,126      1,826    7,443

  Trust fees                                              1,051        874      1,933    1,744
  Service charges on deposit accounts                     1,537      1,347      2,975    2,607
  Other                                                   1,487      1,004      3,024    2,003
Total Noninterest Income                                  4,075      3,225      7,932    6,354

NONINTEREST EXPENSE
  Salaries and employee benefits                          5,482      5,575     11,062   11,245
  Occupancy, net                                            729        694      1,498    1,379
  Furniture and equipment                                   627        799      1,483    1,544
  Other taxes                                               347        366        744      722
  Data processing                                           492        881      1,084    1,393
  FDIC assessment                                            59         58        120      113
  Other                                                   2,778      2,676      5,339    5,239
Total Noninterest Expense                                10,514     11,049     21,330   21,635
INCOME BEFORE INCOME TAXES                               14,570     13,579     29,110   26,728
  Applicable income taxes                                 4,422      4,131      8,826    8,040
NET INCOME                                              $10,148     $9,448    $20,284  $18,688

PER COMMON SHARE (1)
Net Income-Basic                                          $0.37      $0.34      $0.74    $0.67
Net Income-Diluted                                        $0.37      $0.34      $0.74    $0.66
Dividends                                                  0.19       0.17       0.37     0.32
Average Common Shares Outstanding-Basic                  27,128     27,723     27,312   27,899
Average Common Shares Outstanding-Diluted                27,346     28,021     27,542   28,213


(1) Per share amounts and average shares outstanding have been restated to record the effect of a two-for-one common stock split in the form of a 100% stock dividend distributed on October 30, 1998.

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[CAPTION]

                                                                Six Months Ended June 30
                                                                      1999       1998
                                                                    (000's omitted)
Operating Activities
Net Income                                                         $20,284    $18,688
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses                                          2,000      6,050
  Provision for depreciation and amortization                        1,096      1,052
  Net amortizaton of investment security premiums                      339        328
  Net gains on sales of securities available for sale               (1,826)    (7,449)
  Deferred income taxes                                                116       (627)
  Decrease in interest receivable                                      462        552
  Decrease in interest payable                                        (365)      (380)
  (Increase) decrease in other assets                              (26,107)       466
  Decrease in other liabilities                                     (1,354)    (1,863)
  Net Cash Provided by Operating Activities                         (5,355)    16,817

Investing Activities
  Net redemption of interest-earning
    deposits with banks                                                  2          1
  Net decrease in federal funds sold                                 6,600          0
  Proceeds from maturities of investment securities                  4,495     15,079
  Proceeds from maturities of securities available
    for sale                                                        79,162    113,765
  Proceeds from sales of securities available for
    sale                                                           207,663     67,328
  Purchases of securities available for sale                      (309,466)  (215,068)
  Net increase in loans                                            (63,089)   (44,825)
  Proceeds from the sale of loans                                   14,064     11,682
  Purchases of premises and equipment                               (1,224)    (1,127)
  Other, net                                                           (75)         21
  Net Cash Used by Investing Activities                            (61,868)   (53,144)

Financing Activities
Net increase in demand, NOW, MMI,and
  savings deposits                                                  26,930     27,965
  Net (decrease) increase in certificates of
    deposit                                                        (14,341)     1,513
  Net increase in repurchase agreements                             67,360     40,386
  Net decrease in federal funds purchased                                0     (4,675)
  Acquisition of treasury stock                                    (14,922)   (25,685)
  Sale of treasury stock                                               740      5,560
  Cash dividends paid to shareholders                               (9,881)    (8,404)
  Net Cash Used by Financing Activities                             55,886     36,660

 (Decrease) increase in Cash and Cash Equivalents                  (11,337)       333
  Cash and Cash Equivalents at Beginning of Period                  48,736     35,951
  Cash and Cash Equivalents at End of Period                       $37,399    $36,284


See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjust-ments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1998.

On September 21, 1998, the Board of Directors approved a two-for-one common stock split in the form of a 100% stock dividend. The new shares were distributed on October 30, 1998 to shareholders of record on October 15, 1998. This increased the outstanding shares by 13,789,110. All per share amounts in the report have been restated to reflect the stock split.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in diluted earnings per share. Average shares outstanding for computing basic earnings per share were 27,312,231 and 27,898,822 for the period ending June 30, 1999 and 1998. Average shares outstanding for computing dilutive earnings per share were 27,541,958 and 28,213,353 for the period ending June 30, 1999 and 1998. In computing dilutive earnings per share, average shares outstanding have been increased by the common stock equivalents relating to S&T's available stock options.

Beginning in 1998, S&T adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on S&T's available-for-sale securities, which prior to adoption were reported seperately in shareholders' equity, to be included in compre-hensive income. During the second quarter of June 30, 1999 and 1998, total comprehensive income amounted to $8,395,000 and $6,320,000. During the six months ended June 30, 1999 and 1998, total comprehensive income amounted to $12,173,000 and $18,241,000.

NOTE B--SECURITIES
The amortized cost and estimated market value of securities as of June 30 are as follows:

[CAPTION]

1999                                                      Available for Sale
                                                          Gross      Gross  Estimated
                                           Amortized Unrealized Unrealized     Market
                                                Cost      Gains     Losses      Value
                                                           (000's omitted)
Obligations of U.S. government
  corporations and agencies                 $359,466       $546    ($2,412)  $357,600
Mortgage-backed securities                     6,818        123         (1)     6,940
U.S. Treasury securities                      21,291        793                22,084
Corporate securities                          62,271        126       (947)    61,450
Debt securities available for sale           449,846      1,588     (3,360)   448,074
Marketable equity securities                  58,778     52,261     (1,490)   109,549
Other securities                              19,172                           19,172
Total                                       $527,796    $53,849    ($4,850)  $576,795

1999                                                   Held to Maturity
                                                         Gross       Gross  Estimated
                                           Amortized Unrealized Unrealized     Market
                                                Cost      Gains     Losses      Value
                                                                (000's omitted)
Obligations of states and political
  subdivisions                               $16,374       $388        ($1)   $16,761
Corporate securities                           1,999        115                 2,114
Debt securities held to maturity              18,373        503         (1)    18,875
Other securities                               3,473                            3,473
Total                                        $21,846       $503        ($1)   $22,348


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


During the period ended June 30, 1999, there were $1,826,338 in realized gains relative to securities available for sale.

The amortized cost and estimated market value of debt securities at June 30, 1999, by contractual maturity, are shown below.

[CAPTION]

                                                                            Estimated
                                                     Amortized                 Market
Available for Sale                                        Cost                  Value
                                                                (000's omitted)
Due in one year or less                                 $16,254               $16,418
Due after one year through five years                   279,364               277,109
Due after five years through ten years                  151,530               151,818
Due after ten years                                       2,698                 2,729
      Total                                            $449,846              $448,074


S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued


NOTE B-SECURITIES

[CAPTION]

                                                                            Estimated
                                                      Amortized                Market
Held to Maturity                                           Cost                 Value
                                                                (000's omitted)
Due in one year or less                                  $2,135                $2,151
Due after one year through five years                    12,599                12,982
Due after five years through ten years                    3,639                 3,742
Due after ten years                                           0                     0
      Total                                             $18,373               $18,875


At June 30, 1999 and December 31, 1998 investment securities with a principal amount of $409,727,000 and $295,286,000 respectively, were pledged to secure repurchase agreements and public and trust fund deposits.


NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

[CAPTION]

                                                June 30, 1999         December 31, 1998
                                                          (000's omitted)
Real estate - construction                           $107,533               $87,246
Real estate - mortgages:
  Residential                                         469,995               492,570
  Commercial                                          433,140               407,445
Commercial - industrial and agricultural              295,744               265,297
Consumer installment                                  108,069               113,351
Gross Loans                                         1,414,481             1,365,909
Allowance for loan losses                             (28,224)              (26,677)
      Total Loans                                  $1,386,257            $1,339,232


Changes in the allowance for loan losses for the six months ended June 30 were as follows:

[CAPTION]

                                                           1999                  1998
                                                                (000's omitted)
  Balance at beginning of period                        $26,677               $20,427
  Charge-offs                                            (2,700)               (2,154)
  Recoveries                                              2,247                   753
  Net charge-offs                                          (453)               (1,401)
  Provision for loan losses                               2,000                 6,050
  Balance at end of period                              $28,224               $25,076


S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued


The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans at June 30, 1999 and December 31, 1998.

[CAPTION]

                                                                      1999       1998
Recorded investment in loans considered to be
    impaired                                                    $4,557,000 $3,391,000
Loans considered to be impaired that were on a
    nonaccrual basis                                                     -          -
Allowance for loan losses related to loans
   considered to be impaired                                             -    133,000
Average recorded investment in impaired loans                    3,856,000  2,927,000
Total interest income recognized on impaired loans                 364,000    674,000
Interest income on impaired loans recognized on a
      cash basis                                                   251,000    605,000


NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $385,322,000 and obligations under standby letters of credit totaled $115,237,000 at June 30, 1999.

At June 30, 1999, S&T had marketable equity securities, totaling $1,502,272 at amortized cost and $3,803,197 at estimated market value, that were subject to covered call option contracts. The purpose of these contracts was to generate fee income for S&T.

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

Financial Condition

Total assets averaged $2.1 billion in the first six months of 1999, a $73.7 million increase from the 1998 full year average. Average loans increased $73.7 million in the first six months of 1999 compared to the 1998 full year averages. Funding for this loan growth was primarily provided by a $51.9 million increase in average deposits and a $27.8 million increase in average borrowings offset by decreases of $1.7 million in average securities and federal funds sold and a $2.3 million decrease in average retained earnings.

Lending Activity

Average loans increased $73.7 million, or 6% to $1.4 billion for the six months ended June 30, 1999 from the 1998 full year average. Changes in the composition of the average loan portfolio during 1999 included increases of $15.5 million of commercial loans and $92.5 million of commercial real estate loans, offset by decreases of $22.6 million of residential mortgages and $11.7 million of installment loans.

Commercial real estate loans comprise 31% of the loan portfolio. Although commercial real estate loans can be an area of higher risk, management believes these risks are mitigated by limiting the percentage amount of portfolio composition, a rigorous underwriting review by loan administration and the fact that many of the commercial real estate loans are owner-occupied and/or seasoned properties. During 1999, S&T sold $4.4 million of participations in originated commercial real estate loans. The purpose of these sales was to diversify credit risk on larger loans and to generate fee income from servicing.

Residential mortgage lending continued to be a strategic area of focus during the first six months of 1999 through a centralized mortgage origination department, ongoing product redesign, the utilization of commission compensated originators and the implementation of a mortgage banking function. Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At June 30, 1999 the residential mortgage portfolio had a 22% composition of adjustable rate mortgages.

Much of the decline in average residential loans is due to more active participation in the secondary mortgage markets. S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to the Federal National Mortgage Association (FNMA). The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first six months of 1999, S&T sold $9.6 million of 1-4 family mortgages to FNMA. S&T will continue to sell longer-term loans to FNMA in the future on a selective basis, especially during periods of lower interest rates.

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

A variety of unsecured and secured installment loan and credit card products are offered by S&T. However, the bulk of the consumer loan portfolio is automobile loans. Loan to value guidelines for direct loans are 90%-100% of invoice for new automobiles and 80%-90% of "NADA" value for used automobiles. Loan to value policy guidelines for automobile loans purchased from dealers on a third party basis were 90%-125% of invoice for new automobiles and 100%-125% of "Black Book" value for used automobiles.

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

Security Activity

Average securities decreased slightly by $6.9 million in the first six months of 1999 compared to the 1998 full year average.
During the second quarter of 1999, S&T's bond portfolio was restructured by selling $137.6 million of U.S. government agency and treasury securities, and reinvesting the proceeds. The restructuring was implemented in order to extend potential call maturities and to take advantage of higher interest rates. The average decrease was comprised of $8.5 million in U.S. treasury securities, $27.8 million in U.S. government agency securities, $3.6 million of mortgage-backed securities and $9.9 million of states and political subdivisions. Offsetting these decreases were average increases of $28.1 million of corporate securities, $11.9 million of corporate equity securities and $2.9 million of Federal Home Loan Bank (FHLB) stock.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks to take advantage of the dividends received deduction for corporations. During 1999, the equity portfolio yielded 9.3% on a fully taxable equivalent basis and had unrealized gains, net of nominal unrealized losses, of $50.8 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to change in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities and corporate equities as available for sale. Municipal securities and other debt securities are classified as held to maturity. At June 30, 1999, unrealized gains, net of unrealized losses, for securities classified as available for sale were $49.0 million.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Allowance for Loan Losses

The balance in the allowance for loan losses was $28.2 million or 2.00% of total loans at June 30, 1999 as compared to $26.7 million or 1.95% of total loans at December 31, 1998. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the high and low historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Economic factors consider the level of S&T's historical charge-offs that have occurred within the credits' economic life cycle.

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

Net loan charge-offs totaled $0.5 million in the first six months of 1999, as compared to $1.4 million in the same period of 1998. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at June 30, 1999, was $3.8 million or 0.27% of total loans. This compares to nonperforming loans of $2.9 million or 0.21% of total loans at December 31, 1998.

Asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $51.9 million, or 4% for the six months ended June 30, 1999 as compared to the 1998 full year average. In September 1998, S&T purchased a branch in Clarion, Pennsylvania and assumed $39.0 million of deposits which accounted for $37.8 million of the average increase. Changes in the average deposit mix included a $66.2 million increase in money market accounts and a $21.6 million increase in demand accounts, offset by a $24.6 million decrease in time deposits, a $3.3 million decrease in savings accounts and a $8.0 million decrease in NOW accounts. Some of the changes can be partially explained by strategic initiatives to increase demand accounts and cash management services. In addition, a new, successful strategy for money market account pricing was implemented in order to make these accounts more competitive with money funds offered at brokerage firms.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Special rate deposits of $100,000 and over were 6% of total deposits at June 30, 1999 and 7% of total deposits at December 31, 1998 and primarily represent deposit relationships with local customers in our market area. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary. During 1995, S&T issued $25.0 million of retail certificates of deposit through two brokerage firms, further broadening the availability of reasonably priced funding sources. At June 30, 1999, there were $11.6 million of these brokered retail certificates of deposit outstanding.

Borrowings

Average borrowings increased $27.8 million for the first six months ended June 30, 1999 compared to the 1998 full year average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The average balance in retail REPOS decreased approximately $1.9 million for the first six months of 1999 compared to the full year 1998 average. S&T views retail REPOS as a relatively stable source of funds since most of these accounts are with local, long-term customers.

Average wholesale REPOS and federal funds decreased $24.2 million for the first six months of 1999 compared to the full year 1998 average. The increase in core deposits, funds from the sales and maturities of available for sale securities and the availability of reasonably priced long-term borrowings from the FHLB decreased the usage of these types of fundings in 1999.

Average long-term borrowings have increased $54.0 million in the first six months of 1999 as compared to the full year 1998 average. At June 30, 1999, S&T had long-term borrowings outstanding of $60.6 million at a fixed rate and $119.6 million at an adjustable rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advantage of lower cost funds through the FHLB's Community Investment Program and to fund stock buy-backs.

Capital Resources

Shareholders' equity decreased $12.1 million at June 30, 1999,
compared to December 31, 1998.   Net income was $20.3 million and
dividends paid to shareholders were $9.9 million for the six months ended June 30, 1999. The decrease is attributable to the repurchase of 607,000 shares of S&T common stock during the first half of 1999. An authorization to buy-back up to 1,000,000 shares remains in effect until December 31, 1999.

S&T paid 49% of net income in dividends, equating to an annual dividend rate of $0.76 per share during the first six months of 1999. The book value of S&T's common stock decreased slightly from $9.38 at December 31, 1998 to $9.13 at June 30,1999, primarily due to the stock buy-backs during the first half of 1999. Equity associated with the available for sale securities portfolio decreased $8.1 million during the first six months of 1999. The market price of S&T's common stock was $25.25 per share at June 30, 1999, compared to $26.56 per share at December 31, 1998.

S&T continues to maintain a strong capital position with a leverage ratio of 10.0% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 12.9% and 15.6% respectively, at June 30, 1999. These ratios place S&T well above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS

          Six months ended June 30, 1999 compared to Six months ended June 30, 1998

Net Income

Net income increased to $20.3 million or $0.74 per diluted earnings per share in the first six months of 1999 from $18.7 million or $0.66 per diluted earnings per share for the same period of 1998, a 12% improvement. The significant improvement during the first six months of 1999 was the result of higher net interest income and noninterest income and by a decrease in operating expenses.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $2.1 million or 5% in the first six months of 1999 compared to the same period of 1998. The net yield on interest-earning assets was 4.64% in the first six months of 1998 as compared to 4.67% in the same period of 1998. The decline in the net yield on interest earning assets during 1999 was primarily attributable to the aforementioned bond portfolio restructuring and stock buy-backs during the first six months of 1999.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In the first six months of 1999, average securities decreased $6.9 million and average loans increased $73.7 million. The yields on average securities decreased by 8 basis points during the period and the yield on average loans decreased 29 basis points.

Average interest-bearing deposits provided $30.3 million of the funds for the growth in the loan portfolio; cost of deposits totaled 3.97%, a decrease of 37 basis points from 1998 due to an improved mix in the composition of deposits. The cost of REPOS and other borrowed funds decreased 32 basis points to 5.06%.

Also positively affecting net interest income was a $13.8 million increase to average net free funds. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over non-earning assets. This increase is net of the reduction to shareholders' equity resulting from stock buy-backs.

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

Provision for Loan Losses

The provision for loan losses was $2.0 million for the first six months of 1999 as compared to $6.1 million in the same period of 1998 The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on probable losses in the loan portfolio. Also affecting the amount of provision expense is loan growth, portfolio composition and trends within risk ratings.

Credit quality statistics are an important factor in determining the amount of provision expense. Net loan charge-offs totaled $0.5 million for the first six months of 1999 compared to $1.4 million for the same period 1998. Nonperforming loans to total loans was 0.27% at June 30, 1999 and 0.24% in the same period of 1998.

Also affecting the amount of provision expense is the amount and types of loan growth and portfolio composition. Most of the loan growth in 1999 is attributable to larger-sized commercial loans.

Noninterest Income

Noninterest income increased $1.6 million or 25% in the first six months of 1999 compared to the same period of 1998. Increases included $0.4 million in service charges and fees, $0.2 million in trust fees and $1.0 million in other income. Security gains decreased $5.6 million in the first half of 1999 as compared to the same period of 1998.

The 14% increase in service charges on deposit accounts was primarily the result of expanding new cash management relationships, management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. The 51% increase in other income was primarily a result of increased performance for brokerage activities, insurance activities, letters of credit fees, merchant and debit card income, equity call options and mortgage servicing revenues. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

S&T recognized $1.8 million of gains on available for sale securities in the first six months of 1999 as compared to $7.4 million in the same period of 1998. The security gains were taken on available for sale securities in the first six months of 1999 and 1998 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented. Offsetting these gains were $1.4 million in losses, in the second quarter, from the aforementioned restructuring of the available for sale bond portfolio. Unrealized gains, net of unrealized losses, in the available for sale portfolio totaled $49.0 million at June 30, 1999.

Noninterest Expense

Noninterest expense decreased by $0.3 million or 1% at June 30, 1999 compared to June 30, 1998. Recurring expenses were relatively flat during the first six months of 1999 as compared to the first six months of 1998. Average full-time equivalent staff increased slightly from 651 to 654. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, improved to 41% at June 30, 1999 as compared to 43% at June 30, 1998.

Federal Income Taxes

Federal income tax expense increased $0.8 million at June 30, 1999 as compared to June 30, 1998 primarily as a result of higher pre-tax income in 1999. The effective tax rate for the first six months of 1999 and 1998 was 30%, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

RESULTS OF OPERATIONS

           Three months ended June 30, 1999 compared to Three months ended June 30, 1998

Net Income

Net income increased to $10.1 million or $0.37 per diluted earnings per share in the second quarter of 1999 from $9.4 million or $0.34 per diluted earnings per share for the same period of 1998. This significant improvement is due to higher net interest income, higher noninterest income and relatively flat operating expenses.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $1.3 million or 6% in the second quarter of 1999 compared to the same period of 1998. This improvement in net interest income resulted from a higher level of earning assets while maintaining fairly consistent spreads.

Average earning assets increased by $110.9 million as compared to the second quarter of 1998, primarily as a result of $106.8 million of loan growth and $3.5 million of security growth. Funding for this asset growth was provided by available for sale securities sales, deposit growth, increased borrowings and earnings retained.

Net interest margin on a fully taxable equivalent basis was 4.61% for the second quarter of 1999, as compared to 4.59% for the same period of 1998, relatively unchanged from the year ago period.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Provision for Loan Losses

The provision for loan losses decreased to $1.0 million for the second quarter of 1999 as compared to $4.0 million in the same period of 1998. Net loan charge-offs totaled $0.2 million for the second quarter of 1999 compared to $0.7 million for the same period of 1998. The lower provision expense in 1999 was a result of an effort to maintain S&T's allowance for loan losses to total loans at a relatively consistent level with charge-offs, loan growth, a continuing mix change in the loan portfolio to a greater percentage of commercial loans and management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio.

Noninterest Income

Noninterest income increased $0.9 million or 28% in the second quarter of 1999 as compared to 1998. Increases included $0.2 million in service charges and fees, $0.2 million in trust fees and $0.5 million in other income during the second quarter of 1999. Security gains decreased $4.7 million in the second quarter of 1999 as compared to the same period of 1998.

The 14% increase in service charges on deposit accounts was primarily the result of expanding new cash management relationships, management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. The 20% increase in trust fees is attributable to expanded marketing efforts to develop new trust business and to develop new relationships within the Allegheny County market, and increased market performance of clients' portfolios. The 53% increase in other income was primarily a result of increased performance for brokerage activities, insurance activities, letters of credit fees, merchant and debit card income, equity call options and mortgage servicing revenues. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

During the second quarter of 1999, S&T realized equity security gains of $1.8 million offset by $1.4 million in losses from restructuring the available for sale bond portfolio. The available for sale equity security gains were taken in order to maximize returns by taking advantage of market opportunities when presented.

Noninterest Expense

Noninterest expense decreased $0.5 million or 5% in the second quarter of 1999 as compared to the second quarter of 1998. The decrease is attributable to nonrecurring expenses provided for during the second quarter of 1998 for projected costs of the Year 2000 computer issue, consulting fees for reengineering of branch delivery services and conversion costs for a branch purchase. Recurring expenses were relatively flat during the second quarter of 1999 as compared to the second quarter of 1998. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, improved to 40% for the quarter ending June 30, 1999 as compared to 42% for the quarter ending June 30, 1998.

Federal Income Taxes

Federal income tax expense increased $0.3 million in the second quarter of 1999 as compared to the second quarter of 1998 primarily as a result of higher pre-tax income in 1999. The effective tax rate for the second quarter of 1999 and 1998 was 30%, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

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

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Based on recent assessments, S&T determined that it would be required to modify or replace some portions of hardware and software so that those systems will properly utilize dates beyond
December 31, 1999. S&T presently believes that with modifications made to and replacement of existing hardware and software, the Year 2000 Issue can be mitigated. However, if such modifications and replacements were not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of S&T. S&T's plan to resolve the Year 2000 Issue involved four phases; assessment, remediation, testing and implementation. In June 1997, S&T management formed a task force
(Y2K Task Force) to evaluate the process of preparing its computer systems and applications for the Year 2000. This process involved modifying or replacing certain hardware and software maintained by S&T, as well as communicating with external service providers and customers to ensure that they are taking the appropriate action to remedy their Year 2000 issues.
To date, the Y2K Task Force has completed its assessment of the Year 2000 Issue with internal systems and third party vendors.

Assessment of the effect of the Year 2000 Issue on commercial business customers is still being evaluated. Significant to S&T's data processing abilities are the services provided by M&I Data Services (M&I) and Sungard Trust Services (Sungard) which provides the majority of computer services for S&T customer accounts and transactions. M&I and Sungard are also currently involved in a similar Year 2000 assessment and remediation efforts. S&T converted to both M&I's and Sungard's Year 2000 compliant software systems in the fourth quarter of 1998.

All internal data processing systems have been tested for Year
2000 compliance. The testing included validations of third party software/hardware vendors that have provided assurance or certifications of compliance. To date, 100% of the testing for critical systems has been completed and software/hardware replacements have been completed where problems have been identified. The testing of critical internal systems was completed during the first quarter of 1999.

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










                                       S&T Bancorp, Inc.
                                             (Registrant)


Date:  August 6, 1999                    \s\ Robert E. Rout
                                          Robert E. Rout
                                          Principal Accounting Officer