Form 10-Q
period 1999-09-30
S&T BANCORP INC
filed 1999-11-08
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON D. C.  20549
                                        FORM 10-Q


(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period                  September 30, 1999

                                                  OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, $2.50 Par Value -- 26,972,407 shares as of October 31, 1999

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES





PART I.  FINANCIAL INFORMATION                                 Page No.



Item Financial Statements

     Condensed consolidated balance sheets - September 30, 1999
     and December 31, 1998                                           3

     Condensed consolidated statements of income - three months
     ended September 30, 1999 and 1998, and nine months ended        4
     September 30, 1999 and 1998

     Condensed consolidated statements of cash flows - nine months
     ended September 30, 1999 and 1998                               5

     Notes to condensed consolidated financial statements           6-9


Item Management's discussion and analysis of financial condition
     and results of operations                                     10-18




PART II.  OTHER INFORMATION


Item Exhibits and Reports on Form 8-K                               19


SIGNATURES                                                          20

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    September 30,  December 31,
                                                        1999           1998
                                                (000's omitted except per share data)
ASSETS
  Cash and due from banks                               $37,766        $48,736
  Interest-earning deposits with banks                       52             53
  Federal funds sold                                          -         19,300
  Securities:
    Available for sale                                  585,444        565,141
    Held to maturity (market value $23,702
    in 1999 and $27,161 in 1998)                         23,279         26,345
  Total Securities                                      608,723        591,486

  Loans, net of allowance for loan losses
    of $28,405 in 1999 and $26,677 in 1998            1,435,365      1,339,232
  Premises and equipment                                 20,961         20,932
  Other assets                                           77,298         49,872
TOTAL ASSETS                                         $2,180,165     $2,069,611


LIABILITIES
  Deposits:
    Noninterest-bearing                                $217,578       $215,659
    Interest-bearing                                  1,194,646      1,164,404
  Total Deposits                                      1,412,224      1,380,063

  Securities sold under repurchase agreements            98,946        138,825
  Long term borrowings                                  378,912        240,068
  Federal funds purchased                                 5,000              -
  Other liabilities                                      43,645         51,018
TOTAL LIABILITIES                                     1,938,727      1,809,974

SHAREHOLDERS' EQUITY
  Preferred stock, without par value, 10,000,000
    shares authorized and none outstanding                    -              -
  Common stock  ($2.50 par value)
    Authorized - 50,000,000 shares
    Issued - 29,714,038 shares                           74,285         74,285
  Additional paid in capital                             21,186         21,234
  Retained earnings                                     173,856        158,274
  Accumulated other comprehensive income                 24,293         39,961
  Treasury stock (2,774,929 shares at September 30,
    1999 and 2,038,459 at December 31, 1998,
    at cost)                                            (52,182)       (34,117)
TOTAL SHAREHOLDERS' EQUITY                              241,438        259,637
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                 $2,180,165     $2,069,611

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            For Three Months Ended      For Nine Months Ended
                                                 September 30,               September 30,
                                                1999          1998          1999          1998

INTEREST INCOME
  Loans, including fees                      $30,402       $29,263       $88,557       $85,791
  Deposits with banks                              1             1             3             5
  Federal funds sold                              76            39           335           218
  Investment securities:
     Taxable                                   8,133         7,816        22,829        23,262
     Tax-exempt                                  221           371           729         1,253
     Dividends                                   997           855         2,955         2,537
Total Interest Income                         39,830        38,345       115,408       113,066

INTEREST EXPENSE
  Deposits                                    11,936        12,502        35,002        37,000
  Securities sold under repurchase agreements  1,786         2,183         5,085         7,316
  Federal funds purchased                         93            68           214           305
  Long term borrowings                         4,111         2,822        10,522         7,028
  Other borrowed funds                             -             2             -             7
Total Interest Expense                        17,926        17,577        50,823        51,656
NET INTEREST INCOME                           21,904        20,768        64,585        61,410
  Provision for loan losses                    1,000         2,000         3,000         8,050
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                   20,904        18,768        61,585        53,360

NONINTEREST INCOME
  Securities gains, net                        1,017           719         2,843         8,168

  Trust fees                                     955           870         2,888         2,614
  Service charges on deposit accounts          1,613         1,386         4,588         3,993
  Other                                        1,822         1,352         4,846         3,325
Total Noninterest Income                       4,390         3,608        12,322         9,932

NONINTEREST EXPENSE
  Salaries and employee benefits               6,003         5,292        17,065        16,537
  Occupancy, net                                 697           695         2,195         2,074
  Furniture and equipment                        534           624         2,017         2,168
  Other taxes                                    398           369         1,142         1,091
  Data processing                                564           541         1,648         1,934
  FDIC assessment                                 58            59           178           172
  Other                                        2,980         2,043         8,319         7,282
Total Noninterest Expense                     11,234         9,623        32,564        31,258
INCOME BEFORE INCOME TAXES                    15,076        13,472        44,186        40,201
  Applicable income taxes                      4,592         3,971        13,418        12,012
NET INCOME                                   $10,484        $9,501       $30,768       $28,189

PER COMMON SHARE (1)
  Net Income - Basic                           $0.39         $0.35         $1.13         $1.02
  Net Income - Diluted                         $0.38         $0.34         $1.12         $1.00
  Dividends                                     0.19          0.17          0.56          0.48
Average Common Shares Outstanding - Basic     27,086        27,621        27,236        27,805
Average Common Shares Outstanding - Diluted   27,273        27,895        27,448        28,131

(1) Per share amounts and average shares outstanding have been restated to record the effect of a two-for-one common stock split in the form of a 100% stock dividend distributed on October 30, 1998.

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Nine Months Ended September 30
                                                          1999           1998
                                                            (000's omitted)
Operating Activities
Net Income                                              $30,768        $28,189
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses                               3,000          8,050
  Provision for depreciation and amortization             1,645          1,598
  Net amortizaton of investment security premiums           479            466
  Net gains on sales of securities available for sale    (2,843)        (8,168)
  Deferred income taxes                                   1,142           (814)
  Increase in interest receivable                        (2,496)        (1,095)
  (Decrease) increase in interest payable                  (213)           611
  Increase in other assets                              (25,332)        (5,697)
  Increase (decrease) in other liabilities                  383         (4,128)
  Net Cash Provided by Operating Activities               6,533         19,012

Investing Activities
  Net redemption of interest-earning
    deposits with banks                                       1             52
  Net decrease in federal funds sold                     19,300              0
  Proceeds from maturities of investment securities       3,058         14,094
  Proceeds from maturities of securities available
    for sale                                             93,528        136,711
  Proceeds from sales of securities available for
    sale                                                212,517         76,626
  Purchases of securities available for sale           (348,080)      (259,425)
  Net increase in loans                                (117,669)       (94,379)
  Proceeds from the sale of loans                        18,535         21,146
  Purchases of premises and equipment                    (1,599)        (2,226)
  Other, net                                                (75)            23
  Net Cash Used by Investing Activities                (120,484)      (107,378)

Financing Activities
  Net increase in demand, NOW, MMI,  and
    savings deposits                                     21,391         58,279
  Net increase in certificates of deposit                10,771         28,509
  Net decrease in repurchase agreements                 (39,880)       (32,758)
  Net increase (decrease) in federal funds purchased      5,000         (9,325)
  Proceeds from long-term borrowing                     163,844         84,850
  Repayments from long-term borrowing                   (25,000)             0
  Acquisition of treasury stock                         (19,143)       (27,975)
  Sale of treasury stock                                  1,030          6,354
  Cash dividends paid to shareholders                   (15,032)       (12,969)
  Net Cash Used by Financing Activities                 102,981         94,965

  (Decrease) increase in Cash and Cash Equivalents      (10,970)         6,599
  Cash and Cash Equivalents at Beginning of Period       48,736         35,951
  Cash and Cash Equivalents at End of Period            $37,766        $42,550

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial inform-ation and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair
presentation have been included.   Operating results for the
nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1998.

On September 21, 1998, the Board of Directors approved a two-for-one common stock split in the form of a 100% stock dividend. The new shares were distributed on October 30, 1998 to share-holders of record on October 15,1998. This increased the out-standing shares by 13,789,110. All per share amounts in the report have been restated to reflect the stock split.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calcul-ation, but are included in diluted earnings per share. Average shares outstanding for computing basic earnings per share were 27,236,036 and 27,805,228 for the period ending September 30, 1999 and 1998. Average shares outstanding for computing dilutive earn-ings per share were 27,447,842 and 28,130,976 for the period ending September 30, 1999 and 1998. In computing dilutive earnings per share, average shares outstanding have been increased by the common stock equivalents relating to S&T's available stock options.

Beginning in 1998, S&T adopted Statement 130, Reporting Comprehen-sive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement
130 requires unrealized gains or losses on S&T's available-for-sale securities, which prior to adoption were reported seperately in share-holders' equity, to be included in comprehensive income. During the third quarter of September 30, 1999 and 1998, total comprehensive income amounted to $2,927,000 and $7,743,000. During the nine months ended September 30, 1999 and 1998, total comprehensive income amounted to $15,100,000 and $25,984,000.

NOTE B--SECURITIES
The amortized cost and estimated market value of securities as of September 30 are as follows:


1999                                                Available for Sale
                                                Gross       Gross     Estimated
                                  Amortized   Unrealized  Unrealized    Market
                                     Cost       Gains       Losses      Value
                                                        (000's omitted)
Obligations of U.S. government
  corporations and agencies        $371,402        $373     ($5,197)   $366,578
Mortgage-backed securities            6,485          88                   6,573
U.S. treasury securities             19,748         684                  20,432
Corporate securities                 62,220          64      (1,262)     61,022
Debt securities available for sale  459,855       1,209      (6,459)    454,605
Marketable equity securities         59,468      46,001      (3,377)    102,092
Other securities                     28,747                              28,747
  Total                            $548,070     $47,210     ($9,836)   $585,444

1999                                                   Held to Maturity
                                                Gross       Gross     Estimated
                                  Amortized   Unrealized  Unrealized    Market
                                     Cost       Gains       Losses      Value
                                                        (000's omitted)
Obligations of states and political
  subdivisions                      $15,540        $333         ($1)    $15,872
Corporate securities                  1,999          91                   2,090
Debt securities held to maturity     17,539         424          (1)     17,962
Other securities                      5,740                               5,740
  Total                             $23,279        $424         ($1)    $23,702

PAGE 6

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


During the period ended September 30, 1999, there were $2,843,128 in realized gains relative to securities available for sale.

The amortized cost and estimated market value of debt securities at September 30, 1999, by contractual maturity, are shown below.

                                                             Estimated
                                      Amortized                 Market
Available for Sale                       Cost                   Value
                                               (000's omitted)
Due in one year or less                $140,171                $138,909
Due after one year through five years   287,433                 283,297
Due after five years through ten years   29,701                  29,829
Due after ten years                       2,550                   2,570
  Total                                $459,855                $454,605

PAGE 7

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued


NOTE B-SECURITIES

                                                                 Estimated
                                         Amortized                Market
Held to Maturity                           Cost                    Value
                                                  (000's omitted)
Due in one year or less                     $6,652                  $6,706
Due after one year through five years       10,887                  11,256
  Total                                    $17,539                 $17,962


At September 30, 1999 and December 31, 1998 investment securities with a principal amount of $365,180,000 and $295,286,000 respectively, were pledged to secure repurchase agreements and public and trust fund deposits.


NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

                                        September 30, 1999      December 31, 1998
                                                     (000's omitted)
Real estate - construction                 $93,094                 $87,246
Real estate - mortgages:
  Residential                              467,478                 492,570
  Commercial                               487,574                 407,445
Commercial - industrial and agricultural   310,537                 265,297
Consumer installment                       105,087                 113,351
Gross Loans                              1,463,770               1,365,909
Allowance for loan losses                  (28,405)                (26,677)
  Total Loans                           $1,435,365              $1,339,232


Changes in the allowance for loan losses for the nine months ended September 30 were as follows:

                                           1999                    1998
                                                 (000's omitted)
  Balance at beginning of period           $26,677                 $20,427
  Charge-offs                               (3,870)                 (4,787)
  Recoveries                                 2,598                   1,101
  Net charge-offs                           (1,272)                 (3,686)
  Provision for loan losses                  3,000                   8,050
  Balance at end of period                 $28,405                 $24,791

PAGE 8

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued


The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans at September 30, 1999 and December 31, 1998.

                                                       1999         1998
Recorded investment in loans considered to be
  impaired                                          $4,015,000   $3,391,000
Loans considered to be impaired that were on a
  nonaccrual basis                                           -            -
Allowance for loan losses related to loans
  considered to be impaired                                  -      133,000
Average recorded investment in impaired loans        3,896,000    2,927,000
Total interest income recognized on impaired loans     550,000      674,000
Interest income on impaired loans recognized on a
  cash basis                                           433,000      605,000


NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $397,714,000 and obligations under standby letters of credit totaled $116,630,000 at September 30, 1999.

At September 30, 1999, S&T had marketable equity securities, totaling $1,341,631 at amortized cost and $2,606,856 at estimated market value, that were subject to covered call option contracts. The purpose of these contracts was to generate fee income for S&T.

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

Financial Condition

Total assets averaged $2.1 billion in the first nine months of 1999, a $100.6 million increase from the 1998 full year average. Average loans increased $88.6 million and average securities and federal funds increased $9.1 million in the first nine months of 1999 compared to the 1998 full year average. Funding for this loan and security growth was primarily provided by a $61.9 million increase in average deposits and a $48.2 million increase in average borrowings offset by a decrease of $4.6 million in average retained earnings.

Lending Activity

Average loans increased $88.6 million, or 7% to $1.4 billion for the nine months ended September 30, 1999 from the 1998 full year average. Changes in the composition of the average loan portfolio during 1999 included increases of $22.0 million of commercial loans and $105.4 million of commercial real estate loans, offset by decreases of $26.1 million of residential mortgages and $12.7 million of installment loans.

Commercial real estate loans comprise 33% of the loan portfolio. Although commercial real estate loans can be an area of higher risk, management believes these risks are mitigated by limiting the percentage amount of portfolio composition, a rigorous under-writing review by loan administration and the fact that many of the commercial real estate loans are owner-occupied or rental properties and many are seasoned properties. During 1999, S&T sold $4.5 million of participations in originated commercial real estate loans. The purpose of these sales was to diversify credit risk on larger loans and to generate fee income from servicing.

Residential mortgage lending continued to be a strategic area of focus during the first nine months of 1999 through a centralized mortgage origination department, ongoing product redesign, the utilization of commission compensated originators and the implement-ation of a mortgage banking function. Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At September 30, 1999 the residential mortgage portfolio had a 21% composition of adjustable rate mortgages.

Much of the decline in average residential loans is due to more active participation in the secondary mortgage markets. S&T period-ically sells longer-term, lower-yielding 1-4 family mortgages to the
Federal National Mortgage Association (FNMA).   The rationale for
these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first nine months of 1999, S&T sold $14.0 million of 1-4 family mortgages to FNMA. S&T will continue to sell longer-term loans to FNMA in the future on a selective basis, especially during periods of lower interest rates.

Installment loan decreases are primarily associated with significantly lower volumes in the indirect auto loan category and S&T's stategy to continue to focus resources toward originations of direct installment loans and home equity loans. Pricing pressures have been unusually intense in the indirect auto loan market during the last two years and the decision was made to exit this line of business and allow the portfolio to liquidate via normal paydowns and pay-off activities. Direct loans and home equity loans increased $33.8 million for the nine months ending September 30, 1999 as compared to the 1998 full year average.

Loan underwriting standards for S&T are established by a formal policy administered by the S&T Bank Credit Administration Department, and subject to the periodic review and approval of the S&T Bank Board of Directors.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rates and terms for commercial real estate and equipment loans normally are negotiated, subject to such variables as economic conditions, marketability of collateral, credit history of the borrower and future cash flows. The loan to value policy guide-line for commercial real estate loans is generally 75%.

The residential, first lien, mortgage loan to value policy guide-line is 80%. Higher loan to value loans can be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes incurred with home equity loans, but normally only to the extent that the combined credit exposure for both first and second liens do not exceed 100% of loan to value.

A variety of unsecured and secured installment loan and credit card products are offered by S&T. However, the bulk of the consumer loan portfolio is automobile loans. Loan to value guidelines for direct loans are 90%-100% of invoice for new automobiles and 80%-90% of "NADA" value for used automobiles.

Management intends to continue to pursue quality loans in a variety of lending categories within our market area in order to honor our commitment to provide the best service possible to our customers. S&T's loan portfolio primarily represents loans to businesses and consumers in our market area of Western Pennsylvania rather than to borrowers in other areas of the country or to borrowers in other nations. S&T has not concentr-ated its lending activities in any industry or group. During the past several years, management has concentrated on building an effective credit and loan administration staff which assists management in evaluating loans before they are made and ident-ifies problem loans early.

Security Activity

Average securities increased by $5.7 million in the first nine months of 1999 compared to the 1998 full year average. During the second quarter of 1999, S&T's bond portfolio was restruct-ured by selling $137.6 million of U.S. government agency and treasury securities, and reinvesting the proceeds. The restruct-uring was implemented in order to extend potential call maturities and to take advantage of higher interest rates. The average increase was comprised of $34.7 million of corporate securities, $11.9 million of corporate equity securities and $4.0 million of Federal Home Loan Bank (FHLB) stock. Offsetting these increases were average decreases of $9.4 million in U.S. treasury securities, $20.8 million in U.S. government agency securities, $3.9 million of mortgage-backed securities and $10.8 million of states and political subdivisions.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks to take advantage of the dividends received deduction for corporations. During 1999, the equity portfolio yielded 9.3% on a fully taxable equivalent basis and had unrealized gains, net of nominal unrealized losses, of $42.6 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to change in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities and corporate equities as available for sale. Municipal securities and other debt securities are classified as held to maturity. At September 30, 1999, unrealized gains, net of unrealized losses, for securities classified as available for sale were $37.4 million.

Allowance for Loan Losses

The balance in the allowance for loan losses was $28.4 million or 1.94% of total loans at September 30, 1999 as compared to $26.7 million or 1.95% of total loans at December 31, 1998.
The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

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

Net loan charge-offs totaled $1.3 million in the first nine months of 1999, as compared to $3.7 million in the same period of 1998. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at September 30, 1999, was $3.5 million or 0.24% of total loans. This compares to nonperforming loans of $2.9 million or 0.21% of total loans at December 31, 1998.

Asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $61.9 million, or 5% for the nine months ended September 30, 1999 as compared to the 1998 full year average. In September 1998, S&T purchased a branch in Clarion, Pennsylvania and assumed $39.0 million of deposits which accounted for $38.1 million of the average increase. Changes in the average deposit mix included a $53.5 million increase in money market accounts, a $24.4 million increase in demand accounts and a $8.1 million increase in NOW accounts offset by a $21.1 million decrease in time deposits, and a $3.0 million decrease in savings accounts. Some of the changes can be partially explained by strategic initi-atives to increase demand accounts and cash management services.
In addition, a new, successful strategy for money market account pricing was implemented in order to make these accounts more compet-itive with money funds offered at brokerage firms.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Special rate deposits of $100,000 and over were 6% of total deposits at September 30, 1999 and 7% of total deposits at December 31, 1998 and primarily represent deposit relationships with local customers in our market area. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary. During 1995, S&T issued $25.0 million of retail certificates of deposit through two brokerage firms, further broadening the availability of reasonably priced funding sources. At September 30, 1999, there were $11.6 million of these brokered retail certificates of deposit outstanding.

Borrowings

Average borrowings increased $48.2 million for the first nine months ended September 30, 1999 compared to the1998 full year average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average balance in retail REPOS decreased approximately $2.5 million for the first nine months of 1999 compared to the full year 1998 average. S&T views retail REPOS as a relatively stable source of funds since most of these accounts are with local, long-term customers.

Average wholesale REPOS and federal funds decreased $22.7 million for the first nine months of 1999 compared to the full year 1998 average. The increase in core deposits and the availability of reasonably priced long-term borrowings from the FHLB decreased the usage of these types of fundings in 1999.

Average long-term borrowings have increased $73.4 million in the first nine months of 1999 as compared to the full year 1998 average. At September 30, 1999, S&T had long-term borrowings outstanding of $60.6 million at a fixed rate and $209.6 million at an adjustable rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advant-age of lower cost funds through the FHLB's Community Investment Program and to fund stock buy-backs.

Capital Resources

Shareholders' equity decreased $18.2 million at September 30, 1999, compared to December 31, 1998. Net income was $30.8 million and dividends paid to shareholders were $15.0 million for the nine months ended September 30, 1999. The decrease is attributable to the repurchase of 796,000 shares of S&T common stock during the first nine months of 1999. An authorization to buy-back up to 1,000,000 shares remains in effect until December 31, 1999.

S&T paid 49% of net income in dividends, equating to an annual dividend rate of $0.76 per share during the first nine months of 1999. The book value of S&T's common stock decreased slightly from $9.38 at December 31, 1998 to $8.96 at September 30,1999, primarily due to the stock buy-backs during the first nine months of 1999. Equity associated with the available for sale securities portfolio decreased $15.7 million during the first nine months of 1999.
The market price of S&T's common stock was $22.75 per share at September 30, 1999, compared to $26.56 per share at December 31, 1998.

S&T continues to maintain a strong capital position with a leverage ratio of 9.8% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 12.6% and 15.0% respectively, at September 30, 1999. These ratios place S&T well above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS

Nine months ended September 30, 1999 compared to Nine months ended September 30, 1998

Net Income

Net income increased to $30.8 million or $1.12 per diluted earnings per share in the first nine months of 1999 from $28.2 million or $1.00 per diluted earnings per share for the same period of 1998, a 12% improvement. The significant improvement during the first nine months of 1999 was the result of higher net interest income and noninterest income offset by slight increases in operating expenses.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $3.2 million or 5% in the first nine months of 1999 compared to the same period of 1998. The net yield on interest-earning assets was 4.59% in the first nine months of 1998 as compared to 4.64% in the same period of 1998. The decline in the net yield on interest earning assets during 1999 was primarily attributable to the aforementioned bond portfolio and debt restructuring, implemetnation of a bank owned life insurance program in the second quarter of 1999 and stock buybacks during the first nine months of 1999, offset by growth in low cost core deposits.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first nine months of 1999, average securities increased $5.7 million and average loans increased
$88.6 million. The yields on average securities decreased by 11 basis points during the period and the yield on average loans decreased 31 basis points.

In the first nine months of 1999, average interest-bearing deposits provided $37.5 million of the funds for the growth in the loan and security portfolios; cost of deposits totaled 3.97%, a decrease of 37 basis points from 1998 due to an improved mix in the composition of deposits. The cost of REPOS and other borrowed funds decreased 25 basis points to 5.13%.

Also positively affecting net interest income was a $12.1 million increase to average net free funds. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over non-earning assets. This increase is net of the reduction to shareholders' equity resulting from the $19.1 million of stock buy-backs and the aforementioned $25 million bank owned life insurance program.

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

Provision for Loan Losses

The provision for loan losses was $3.0 million for the first nine months of 1999 as compared to $8.1 million in the same period of 1998. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on probable losses in the loan portfolio.
Also affecting the amount of provision expense is loan growth, portfolio composition and trends within risk ratings.

Credit quality statistics are an important factor in determining the amount of provision expense. Net loan charge-offs totaled $1.3 million for the first nine months of 1999 compared to $3.7 million for the same period 1998. Nonperforming loans to total loans was 0.24% at September 30, 1999 compared to 0.27% in the same period of 1998.

Also affecting the amount of provision expense is the amount and types of loan growth and portfolio composition. Most of the loan growth in 1999 is attributable to larger-sized commercial loans.

Noninterest Income

Noninterest income increased $2.4 million or 24% in the first nine months of 1999 compared to the same period of 1998. Increases included $0.6 million in service charges and fees, $0.3 million in trust fees and $1.5 million in other income. Security gains decreased $5.3 million in the first nine months of 1999 as compared to the same period of 1998.

The 15% or $0.6 million increase in service charges on deposit accounts was primarily the result of expanding new cash management relationships, management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. The
46% increase in other income was primarily a result of a $0.4 million increase in letter of credit fees related to secondary market placements of commercial real estate.
Other significant increases included increased performance for brokerage activities, insurance activities, merchant and debit card income, equity call options, mortgage servicing revenues as well as a full quarter of bank owned life insurance income from a transaction entered into in the second quarter of 1999. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

S&T recognized $2.8 million of gains on available for sale securities in the first nine months of 1999 as compared to $8.1 million in the same period of 1998. The security gains were taken on available for sale securities in the first nine months of 1999 and 1998 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented. Offsetting these gains were $1.5 million in losses from the aforementioned restructuring of the available for sale bond portfolio. Unrealized gains, net of unrealized losses, in the available for sale portfolio totaled $37.4 million at September 30, 1999.

Noninterest Expense

Noninterest expense increased by $1.3 million or 4% at September 30, 1999 compared to September 30, 1998.
Other expenses increased $1.0 million or 13% as compared to September 30, 1998. This increase included $0.3 million of goodwill related to a branch purchase in the third quarter of 1998, $0.3 million for the implementation of new inceptive plans $0.2 million of consulting fees relating to an operational efficiency initiative, $0.2 million in telephone expense relating to the implement-ation of a wide area computer communications network offset by $0.3 million recovery of a previously charged-off fraud loss in 1998. Average full-time equivalent staff was 658 at September 30, 1999 and 1998. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, improved to 41% at September 30, 1999 as compared to 42% at September 30, 1998.

Federal Income Taxes

Federal income tax expense increased $1.4 million at September 30, 1999 as compared to September 30, 1998 primarily as a result of higher pre-tax income in 1999. The effective tax rate for the first nine months of 1999 and 1998 was 30%, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

RESULTS OF OPERATIONS

Three months ended September 30, 1999 compared to Three months ended September 30, 1998

Net Income

Net income increased to $10.5 million or $0.38 per diluted earnings per share in the third quarter of 1999 from $9.5 million or $0.34 per diluted earnings per share for the same period of 1998. This significant improvement is due to higher net interest income, higher noninterest income offset by an increase in operating expenses.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $1.1 million or 5% in the third quarter of 1999 compared to the same period of 1998. This improvement in net interest income resulted from a higher level of earning assets while maintaining reasonably consistent spreads.

Average earning assets increased by $135.5 million as compared to the third quarter of 1998, primarily as a result of $109.9 million of loan growth and $22.6 million of security growth. Funding for this asset growth was provided by deposit growth and increased borrowings.

Net interest margin on a fully taxable equivalent basis was 4.50% for the third quarter of 1999, as compared to 4.58% for the same period of 1998, a 8bp decrease from the year ago period. The decrease is attributable to stock buy-backs, Bank owned insurance investment and restructuring of borrowings to longer terms in anticip-ation of higher interest rates in the future.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses

The provision for loan losses decreased to $1.0 million for the third quarter of 1999 as compared to $2.0 million in the same period of 1998. Net loan charge-offs totaled $0.8 million for the third quarter of 1999 compared to $2.3 million for the same period of 1998. In the third quarter of 1998, S&T experienced a $2.0 million charge-off related to a floor plan fraud with one auto dealership.
The lower provision expense in 1999 was a result of an effort to maintain S&T's allowance for loan losses to total loans at a relatively consistent level with charge-offs, loan growth, a continuing mix change in the loan portfolio to a greater percentage of commercial loans and management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio.

Noninterest Income

Noninterest income increased $0.8 million or 22% in the third quarter of 1999 as compared to 1998. Increases included $0.2 million in service charges and fees, $0.1 million in trust fees and $0.5 million in other income during the third quarter of 1999. Security gains increased $0.3 million in the third quarter of 1999 as compared to the same period of 1998.

The 16% increase in service charges on deposit accounts was primarily the result of expanding new cash management relationships, management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. The 10% increase in trust fees is attributable to expanded marketing efforts to develop new trust business and to develop new relationships within the Allegheny County market, and increased market performance of clients' portfolios. The 35% increase in other income was primarily a result of increased performance for brokerage activities, insurance activities, letters of credit fees, merchant and debit card income, equity call options, mortgage servicing revenues as well as a full quarter of bank owned life insurance income from a transaction entered into in the second quarter of 1999. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

During the third quarter of 1999, S&T realized equity security gains of $1.0 million. The available for sale equity security gains were taken in order to maximize returns by taking advantage of market opportunities when presented.

Noninterest Expense

Noninterest expense increased $1.6 million or 17% in the third quarter of 1999 as compared to the third quarter of 1998.
Salaries and employee benefits increased $0.7 million or 13% as compared to September 30, 1998. The increase is attributable to normal merit increases, the implementation of new sales incentive programs in 1999 as well as restructuring of employee benefit plans during the third quarter of 1998. Other expense increased $1.0 million or 40 % as compared to the third quarter of 1998. The increase is primarily attributable to a $0.3 million partial recovery of a previously charged-off fraud loss during the third quarter of 1998, $0.2 million of consulting fees relating to an operational efficiency initiative, $0.1 million in telephone expense relating to the delivery of a wide area network as well as normal operational increases. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, was 42% for the quarter ending September 30, 1999 as compared to 40% for the quarter ending September 30, 1998.

Federal Income Taxes

Federal income tax expense increased $0.6 million in the third quarter of 1999 as compared to the third quarter of 1998 primarily as a result of higher pre-tax income in 1999. The effective tax rate for the second quarter of 1999 and 1998 was 30%, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000

The Year 2000 Issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Any of S&T's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalcul-ations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Based on recent assessments, S&T determined that it would be required to modify or replace some portions of hardware and software so that those systems will properly utilize dates beyond December 31, 1999. S&T presently believes that with the modifications made to and replacement of existing hardware and software, the Year 2000 Issue will be mitigated. However, if such modifications and replacements were not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of S&T. S&T's plan to resolve the Year 2000 Issue involved five phases; assessment, remediation, testing, implementation and monitoring. In June 1997, S&T management formed a task force (Y2K Task Force) to evaluate the process of preparing its computer systems and applications for the Year 2000. This process involved modifying or replacing certain hardware and software maintained by S&T, as well as communicating with external service providers and customers to ensure that they are taking the appropriate action to remedy their Year 2000 issues. To date, the Y2K Task Force has completed itsassessment of the Year 2000 Issue with internal systems and third party vendors.

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

The effect of Year 2000 on the businesses of commercial customers is unknown and is currently being evaluated as part of this risk assessment process. The assessment identified 31 high-risk commercial customers as being significant to S&T's future financial performance. Each of these significant business customers are being called upon and interviewed to determine their respective company's awareness and preparedness for the Year 2000. Results of these interviews are reported to the S&T Senior Loan Committee and Credit Administration so that remedial action can be taken when appropriate. Communications to all commercial customers via mail and calling officers has been ongoing to ensure effective planning to meet the Year 2000 compliance requirements.

Management and the Y2K Task Force have completed all of the critical systems and application changes by the end of the first quarter of 1999 and believe that its level of preparedness is appropriate. S&T has also developed contingency plans for mission critical systems or applications which are either internal systems or services provided by external sources. These plans involve alternative processing plans in the event of system or application failure. S&T finalized these contingency plans during the first quarter of 1999. The total cost of the project is approximately $0.3 million and is not expected to materially impact future operations. Purchased hardware and software was capitalized in accordance with normal policy. Personnel and all other costs related to the project was expensed as incurred.
The Y2K Task Force reports to the S&T Board of Directors each quarter.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform
Act of 1995

The statements in this Annual Report, which are not historical fact, are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of economic conditions, the impact of competitive products and pricings, and other risks detailed in S&Ts Securities and Exchange Commission filings.

PART II

OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


         (a) Exhibits

                 None.

         (b) Reports on Form 8-K

                 None.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                       S&T Bancorp, Inc.
                                             (Registrant)


Date  November 8, 1999                   /s/ Robert E. Rout
                                             Robert E. Rout
                                             Principal Accounting Officer