Form 10-K
period 1999-12-31
S&T BANCORP INC
filed 2000-03-22
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the fiscal year ended December 31, 1999

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

Securities registered pursuant to Section 12(b) of the Act           None

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 07, 2000:

Common Stock, $2.50 par value -   $493,358,520

The number of shares outstanding of the issuer's classes of common stock as of February 07, 2000:

Common Stock, $2.50 par value -   27,000,042 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1999 are incorporated by reference into Part II. Portions of the proxy statement for the annual shareholders meeting to be held April 17, 2000 are incorporated by reference into Part III.

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

  As of December 31, 1999, S&T had $2.2 billion in total assets, $240 million in total shareholders' equity and $1.4 billion in total deposits. Deposits are insured by the Federal Deposit Insurance Corporation
("FDIC") to the full extent provided by law.

  Total trust assets were approximately $645 million at December 31, 1999. Trust services include services as executor and trustee under wills and deeds, and as guardian and custodian of employee benefit trusts. S&T Bank is a full service bank with its Main Office at 800 Philadelphia Street, Indiana, Pennsylvania, providing service to its customers through a branch network of 38 offices located in Armstrong, Allegheny, Indiana, Jefferson, Clarion, Clearfield and Westmoreland counties.

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

Employees

  As of December 31, 1999, S&T Bank had a total of 662 full-time equivalent employees. S&T provides a variety of employment benefits and considers its relationship with its employees to be good.

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

S&T

  As a bank holding company, S&T is subject to regulation under the Bank Holding Company Act of 1956 ("BHCA") and the examination and reporting requirements of the Federal Reserve Board. Under the BHCA a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any additional bank, or merge or consolidate with another bank holding company, without the prior approval of the Federal Reserve Board.

  The BHCA also generally limits the activities of a bank holding company to that of banking, managing on controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.
S&T is presently engaged in two nonbanking activities: S&T
Investment Company, Inc., which is an investment holding company, and Commonwealth Trust Credit Life Insurance Company
("CTCLIC").  S&T Investment Company, Inc. was formed in June
1988 to hold and manage a group of investments previously owned by S&T Bank and to give S&T additional latitude to purchase other investments. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution.

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

Capital

    The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, S&T and S&T Bank each generally is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit), of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital").
The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance ("Tier 2 capital") and, together with Tier 1 capital, ("Total capital"). At December 31, 1999, S&T's Tier 1 and Total capital ratios were 12.41 percent and 14.59 percent, respectively, and the ratios of Tier 1 capital and Total capital to total risk-adjusted assets for S&T Bank were 9.03 percent and 10.29 percent, respectively.

     In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to three percent for bank and bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing significant growth or expansion. All other banks and bank holding companies will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. S&T's leverage ratio at December 31, 1999 was 9.90 percent, and S&T Bank's leverage ratio was 7.08 percent.

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

Payment of Dividends

  S&T is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of the revenues of S&T result from amounts paid as dividends to S&T by S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. S&T does not expect that any of these laws, regulations or policies will materially impact its ability or the ability of S&T Bank to pay dividends. During the year ended December 31, 1999, S&T Bank paid $20.1 million in cash dividends to S&T.

Other Safety and Soundness Regulations

  The federal banking agencies possess broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," as defined by the law. As of December 31, 1999, S&T Bank was classified as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions and is not intended to be, and should not be interpreted as, a representation overall financial condition or prospects of any financial institution.

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

Competition

  All phases of S&T Bank's business are highly competitive. S&T Bank's market area is western Pennsylvania, with a representation in Indiana, Armstrong, Allegheny, Jefferson, Clarion, Clearfield and Westmoreland counties. S&T Bank competes with those local commercial banks which have branches and customer calling programs in its market area. S&T Bank considers its major competitors to be First Commonwealth Bank headquartered in Indiana, PA; People's
Bank headquartered in Ford City, PA; Indiana First Savings Bank headquartered in Indiana, PA; Clearfield Bank and Trust Company, headquartered in Clearfield, PA and Marion Center National Bank, headquartered in Marion Center, PA. The proximity of Indiana to metropolitan Pittsburgh results in a significant impact on the S&T market because of media influence and penetration by larger financial institutions, such as Mellon Bank,National City Bank and PNC Bank.

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

  Net interest incme represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Interest on loans to and obligations of state, municipalities and other public entities is not subject to federal income tax. As such, the stated (pre-tax) yield on these assets is lower than the yields on taxable assets of similar risk and maturity. In order to make the pre-tax income and resultant yields comparable to taxable loans and investments, a taxable equivalent adjustment was added to interest income in the tables below. This adjustment has been calculated using the U.S. federal statutory income tax rate of 35% for 1999, 1998 and 1997. The following table demonstrates the amount that has been added to interest income per the summary of operations.

[CAPTION]

                                        		Year Ended December 31
	                                     		1999      		1998     		1997
	                                     	  (In thousands of dollars)
Interest income per consolidated
		statements of income            		$156,727   	$151,438  		$141,101
Adjustment to fully taxable
		equivalent basis                   		3,098 		    3,048 		    3,335
Interest income adjusted to fully
		taxable equivalent basis         		159,825 		  154,486 	  	144,436
Interest expense		                    69,942 		   69,156 		   62,284

Net interest income adjusted to
  fully	taxable equivalent basis   		$89,883 	  	$85,330 	  	$82,152

Average Balance Sheet and Net Interest Income Analysis
[CAPTION]

                                                		December 31

			                                      1999                      			1998	                        1997
		                            Average		          Yield/	   Average		          Yield/	   Average 		         Yield/
		                            Balance	 Interest	  Rate	    Balance	 Interest	  Rate 	   Balance	 Interest 	 Rate
		                                                      (in thousands of dollars)

ASSETS

Interest-earning assets:
 Loans (1)(2)            		$1,421,906 	$121,424 	8.54%	 $1,314,984 	$115,993  8.82%	 $1,234,733 	$109,781 	8.89%
 Taxable investment
   securities		               525,848 	  36,404 	6.92%	    502,889   	35,784 	7.12%	    405,840 	  30,663 	7.56%
 Tax-exempt investment
   securities (2)            		17,045 	   1,449 	8.50% 	    28,459 	   2,395 	8.42%	     41,850 	   3,461 	8.27%
 Interest-earning
   deposits with banks		           71 	       4 	5.63%         	83 	       6 	7.23%	        111 	       8 	7.21%
 Federal funds sold          		10,880 	     544 	5.00%	      5,812 	     308 	5.30%	      9,528 	     523 	5.49%
Total interest-earning
   assets (3)		             1,975,750 	 159,825 	8.09%	  1,852,227  	154,486 	8.34%	  1,692,062 	 144,436 	8.54%

Noninterest-earning assets:

 Cash and due from banks    		40,121 			                   39,395 		                     36,185
 Premises and equipment, net		20,976 			                   20,905 		                     19,752
 Market value appreciation
   of	securities available
   for sale		                 45,573 			                   60,811 		                     46,626
 Other assets  		             65,559 			                   44,755 	                      38,971
Less allowance for loan
   losses		                  (27,743)			                  (23,562)			                   (19,802)
		                        $2,120,236 			               $1,994,531      		            $1,813,794

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:

 NOW/Money market accounts		 $393,929 	 $11,808 	3.00% 	  $327,851 	 $10,146 	3.09%	   $294,356   	$8,772 	2.98%
 Savings deposits           		167,414 	   3,546 	2.12%	    172,525 	   3,914 	2.27%	    187,394 	   4,340 	2.32%
 Time deposits              		626,166 	  31,924 	5.10%	    642,681 	  35,510 	5.53%	    626,192 	  34,854 	5.57%
 Federal funds purchased      		4,465 	     229 	5.13%	      7,007      	383 	5.47%	      8,369 	     472 	5.64%
 Securities sold under
   agreements	to repurchase		 138,387 	   6,519 	4.71%    	170,961    	8,968 	5.25%	    126,481 	   6,602 	5.22%
 Long-term borrowing        		286,975 	  15,916 	5.55%	    185,959   	10,226 	5.50%	    123,722 	   7,227 	5.84%
 Other borrowed funds		             -         -    	-	         130 	       9 	6.92%	        230 	      17 	7.39%
Total interest-bearing
   liabilities (3)		        1,617,336 	  69,942 	4.32%	  1,507,114 	  69,156 	4.59%	  1,366,744 	  62,284 	4.56%

Noninterest-bearing liabilities:

 Demand deposits            		210,095 			                  183,435 	                    161,339
 Other                       		41,815 			                   47,423 	                     42,048

Shareholders' equity		        250,990 			                  256,559                      243,663
		                         $2,120,236 			               $1,994,531		                 $1,813,794

Net interest income			                  $89,883 			                  $85,330 			                  $82,152
Net yield on interest-
   earning assets				                           4.55%			                      4.61%			                     4.85%

(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis, including the dividend received deduction for equity securities, using the statutory federal income tax rate of 35% for 1999, 1998 and 1997.
(3) Yields are calculated using historical cost basis.

 The following tables set forth for the periods indicated a summary of the changes in interest earned and Interest paid resulting from changes in volume and changes in rates:
[CAPTION]

	                                       1999 Compared to 1998				       1998 Compared to 1997
	                                 Increase (Decrease) Due to (1)		Increase (Decrease) Due to (1)
	                                   Volume	     Rate	      Net		  Volume	     Rate	       Net
                                                   	(In thousands of dollars)
Interest earned on:
 Loans (2)	                         $9,431 	 ($4,000)	  $5,431 		 $7,135 	   ($923)    $6,212
 Taxable investment securities	      1,634 	  (1,014)	     620 		  7,332 	  (2,211)	    5,121
 Tax-exempt investment securities(2)  (961) 	     15 	    (946)  	(1,107) 	     41 	   (1,066)
 Interest-earning deposits	             (1)	      (1)      	(2)		     (2) 	      0 	       (2)
  Federal funds sold	                  269 	     (33)	     236 	   	(204) 	    (11)	     (215)
Total interest-earning assets	     $10,372 	 ($5,033)   $5,339 		$13,154  	($3,104)  	$10,050

Interest paid on:
  NOW/Money market accounts 	       $2,045 	   $(383)   $1,662 	 	$3,597 	 ($2,223)	   $1,374
  Savings deposits	                   (116)	    (252)    	(368)		   (344)	     (82) 	    (426)
  Time deposits                      	(913)	  (2,673)	  (3,586)		    918 	    (262) 	     656
  Securities sold under agreements
    to repurchase	                  (1,709)	    (740)	  (2,449)		  2,322 	      44  	   2,366
  Federal funds purchased	            (139)	     (15)	    (154)		    (77) 	    (12) 	     (89)
  Long-term borrowings	              5,555 	     135 	   5,690 		  3,635  	   (636)	    2,999
  Other borrowed funds	                 (9)	       0 	      (9)     		(7) 	     (1) 	      (8)
Total interest-bearing liabilities	 $4,715 	 ($3,928)	    $786 	 $10,044 	 ($3,172)	   $6,872

Change in net interest income			                        $4,553 		 		                   $3,178

(1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) Tax-exempt income is on an FTE basis using the statutory federal income tax rate of 35% for 1999, 1998 and 1997.

INFLATION AND CHANGING INTEREST RATES

  The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventory. Fluctuations in interest rates and the efforts of the Federal Reserve Board to regulate money and credit have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its asset/liability management committee ("ALCO"), S&T is positioned to cope with changing interest rates and inflationary trends. ALCO monitors and manages interest rate sensitivity through gap, simulation and duration analysis.

  The schedule below presents S&T's interest rate sensitivity at December 31, 1999 using gap analysis. The gap and cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. ALCO policy guide-lines for cumulative gap in the six and twelve month time frames, annually approved by the S&T Board of Directors, is currently a .85 to 1.15 range. Management believes this range provides an accept-able and manageable level of interest rate risk for S&T. Significant to gap analysis is the expected rate of asset prepayment, calls on securities and the behavior of depositors during periods of changing interest rates. For example, in periods of declining interest rates, borrowers can be expected to accelerate loan prepayments and refinancings; depositors will tend to hold those certificates of deposits with rates currently higher than the market. Conversely, in a rising interest rate scenario, borrower refinancings and prepayments typically decrease, while deposit shifting and early withdrawals tend to accelerate as depositors position funds to earn higher yields.

  ALCO continually monitors these historical behavior patterns through periods of changing interest rates, and uses this information to develop loan prepayments and decay rates for Core Deposits (demand, NOW, savings). The gap analysis below incorporates a flat rate scenario, and the following significant assumptions:

Monthly loan prepayments above contractual requirements

  5 year ARM - Commercial Real Estate             1.50%
  Fixed Rate - Commercial Real Estate             1.25
  Residential Real Estate                         1.75
  New Indirect Auto Loans                         2.00
  Other Installment Loans                         2.65

Deposit behavioral patterns/decay rate assumptions

  NOW and Savings - Year #1                      25.00%
  NOW and Savings - Year #2                      25.00
  NOW and Savings - beyond Year #2               50.00
  Money market pricing is indexed and
    tiered to market interest rates.                NA
  S&T has not historically experienced
    fluctuations in demand deposit
    balances during periods of interest
    rate fluctuations.                              NA

Swaps
Reflects that portion of borrowings whose interest rate risk is reduced due to the effects of interest rate swaps.

[CAPTION]

                                          Interest Rate Sensitivity
                                               December 31, 1999
                                             (thousands of dollars)

 GAP	                           1-6 Months	7-12 Months 13-24 Months >2 Years

	Repricing Assets:
				Cash/Due From Banks                	$0 		      $0 		      $0 		   $38,717
	   Federal Funds	                  15,400 		       0 		       0 		         0
	   Securities	                     42,010 		  13,354 		  22,363 		   497,501
	   Net Loans	                     602,012 		 159,207  		223,218 		   484,705
	   Other Assets	                        0 		       0 		       0 		    95,588
	     Total	                      $659,422 		$172,561 		$245,581 		$1,116,511

	Repricing Liabilities:
	   Demand	                             $0 		      $0 		      $0 		  $219,202
	   NOW	                            15,026 		  15,026 		  30,052 		    60,106
	   Money Market	                  295,258 		       0 		       0 		         0
	   Savings/Clubs	                  19,974 		  19,974 		  39,950 		    79,899
	   Certificates	                  200,282 		 130,166 		 122,193 		   187,954
	   Repos & Short-term Borrowings	 106,009 		       0 	        0 		         0
	   Long-term Borrowings	           69,600 		  30,000 		  73,844 		   190,618
	   Swaps	                          10,000 		       0 		       0 		         0
	   Other Liabilities/Equity	            0 		       0 		       0 		   278,942
	     Total	                      $716,149 		$195,166 		$266,039 		$1,016,721

			GAP	                           ($56,727)		($22,605)		($20,458)		   $99,790

			Cumulative GAP	                ($56,727)		($79,332)		($99,790)		        $0


[CAPTION]

                                                                             Immediate
	                                                  Current       Policy		  Core Deposit
Rate Sensitive Assets/Rate Sensitive Liabilities				Month	     Guideline			  Repricing

	Cumulative 6 months			                              0.92	      .85-1.15			   0.69
	Cumulative 12 months			                             0.91	      .85-1.15 		   0.74

  S&T's six month and one year gap position at December 31, 1999 is liability sensitive. Liability sensitive means that more liabilities than assets of S&T will reprice during the measured time frames. The implications of liability sensitive position will differ depending upon the current trend of market interest rates.

  For example, a liability sensitive position in a declining interest rate environment, the cost of S&T repricing liabilities can theoretically be expected to decline more quickly than the yields on S&T repricing assets. This situation would cause an increase to S&T's interest rate spreads, net interest income and to operating income. Liquidity impacts in this scenario, other than increased costs, would not be material unless serious ongoing declines in operating results caused depositors, lenders and investors to lose confidence.

  Conversely, a liability sensitive gap position in a rising interest rate scenario would theoretically have a negative impact to interest rate spreads, net income and to operating income. Liquidity impacts would not be material in the short-term; in the long-term, improved operating income is always beneficial to liquidity issues.

  Gap analysis usefulness as a measurement of interest rate risk is limited because the time period measured is static. Simulation provides a more dynamic modeling tool for interest rate risk since this technique can incorporate future assumptions about interest rates, volume flucuations and customer behaviors. ALCO uses simulation to measure changes in net interest income during a 2%, plus or minus, change in current market interest rates (Rate Shock Analysis). Current ALCO policy guidelines require that declines in forecasted net interest income do not exceed 3% as a result of Rate Shock Analysis.

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

     Risks associated with various securities portfolios are managed and monitored by investment policies annually approved by the S&T Board of Directors, and administered through ALCO and the Chief
Investment Officer. As of December 31, 1999, management is not aware of any risk associated with securities that would be expected to have a significant, negative effect to S&T's statement of condition or statement of operations.

The following table sets forth the carrying amount of securities at the dates indicated:
[CAPTION]

	                                           	December 31
 	                                      1999     	1998	    1997
		                                     (In thousands of dollars)
Available for Sale
Marketable equity securities		        $97,729 	$115,532 	$101,639
Obligations of U.S. government
  corporations	and agencies 		        335,941  	357,417 	 341,288
Mortgage-backed securities		            6,170 	   8,715 	  14,542
U.S. Treasury securities		             14,126   	27,952   	39,473
Corporate securities	                 	64,526   	36,353   	11,064
Other securities		                     39,502 	  22,509   	20,719
TOTAL		                              $557,994 	$568,478 	$528,725

Held to Maturity
Obligations of states and
  political subdivisions		            $15,231  	$21,009  	$37,497
Corporate securities		                  1,999    	1,999    	1,998
TOTAL		                               $17,230  	$23,008  	$39,495

     The following table sets forth the maturities of securities at December 31, 1999, and the weighted average yields of such Securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Tax-Equivalent adjustments
(using a 35% federal income tax rate) for 1999 have been made in calculating yields on obligations of state and political subdivisions. [CAPTION]

                                                            	Maturing
	                                 Within		   After One But		   After Five But		   After		     No Fixed
	                                One Year		Within Five Years		Within Ten Years		Ten Years	    Maturity
  	                             Amount	Yield 	Amount	Yield	     Amount	Yield	  Amount 	Yield 	 Amount
	                                                      (in thousands of dollars)
Available for Sale
Marketable equity securities									                                                          $97,729
Obligations of U.S. government
  corporations and agencies 	  $10,141 7.86%	$176,683 6.25%   	$149,117	7.06%
Mortgage-backed securities	         25	7.96%     	199 7.35%      	3,551 7.69% 	$2,395 	7.47%
U.S. Treasury securities	        3,059 7.18%   	5,103 7.22%      	5,964 7.81%
Corporate securities	            1,102 7.06%  	48,619 6.61%     	14,805 6.64%
Other securities 		                                                                             39,502
TOTAL	                         $14,327 		    $230,604 		       $173,437 		     $2,395 		      $137,231
Weighted Average Rate		                7.65%		        6.35%		           7.06%		        7.47%

Held to Maturity
Obligations of states and
		political subdivisions       	$2,907	8.05% 	$10,847	8.70%     	$1,477 8.71%
Corporate securities			                         1,999 7.15%
TOTAL	                          $2,907 		     $12,846 		         $1,477 		         $0 		            $0
Weighted Average Rate		                8.05%		        8.46%		           8.71%		        0.00%

Loan Portfolio

  The following table shows S&T's loan distribution at the end of each of the last five years:
[CAPTION]

	                                                   December 31
			                              1999		       1998		      1997		       1996		       1995
	                                                (In thousands of dollars)
Domestic Loans:
	Commercial, mortgage
   and industrial 	          $830,847   		$672,742 		 $582,401   		$496,863 		  $450,932
  Real estate-construction	    94,786 		    87,246 		   47,967	      35,508 		    30,191
  Real estate-mortgage	       466,881 		   492,570 		  512,417 	    513,424 		   461,822
  Installment	                103,763 		   113,351 		  130,968 		   154,341 		   160,437
       TOTAL LOANS	        $1,496,277 		$1,365,909 	$1,273,753 		$1,200,136 		$1,103,382

Item 1. BUSINESS -- Continued

 The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 1999. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates. [CAPTION]

		                                                       Maturing
	                            Within		    After One But		     After
                           	One Year		 Within Five Years	 	Five Years		  Total
                                          	(In thousands of dollars)
Commercial, mortgage
	 and industrial 	          $282,436 		     $261,345 		    $287,066 		$830,847
Real estate-construction	     23,754 		       32,544       		38,488   		94,786
	                           $306,190      		$293,889     		$325,554 		$925,633

Fixed interest rates                      			$92,706 		     $73,949
Variable interest rates                   			201,183      		251,605
	                                         		$293,889 		    $325,554

Nonaccrual, Past Due and Restructured Loans

The following table summarizes S&T's nonaccrual, past due and restructured loans:
[CAPTION]

                                                 December 31
                                    	1999   	1998	   1997	    1996	   1995
	                                        (in thousands of dollars)

Nonaccrual loans	                  $2,987 	$2,933 	$3,602 	$10,268 	$4,748
Accruing loans past
	due 90 days or more                  	$0 	    $0 	    $0 	     $0 	    $0

Item 1. BUSINESS -- Continued


     At December 31, 1999, $2,987,000 of nonaccrual loans were secured. Interest income that would have been recorded under original terms totaled $578,000. No interest income was recorded on these loans. It is S&T's policy to place loans on non-accrual status when collection of interest or principal is doubtful, or generally when interest or principal are 90 days or more past due. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. At
December 31, 1999, there were no impaired loans that were on nonaccrual. There are no foreign loan amounts required to be included in this table. There were no restructured loans in the periods presented.

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

     Additional amounts are added through a charge to current earnings through the provision for loan losses, based upon management's assessment about the adequacy of the allowance for loan losses for probable loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the high and low historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Economic factors consider the level of S&T's historical charge-offs that have occurrence within the credits economic life cycle. Management also assesses other subjective factors such as economic conditions and business trends, concentrations, growth and composition of the loan portfoio and effectiveness of the Loan Administration Department.

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

Item 1. BUSINESS -- Continued

  The unallocated component is primarily subjective based upon management's assessment of nonquantifiable factors that make historical trend analyses difficult such as:

  Economic factors
  Loan concentration in western Pennsylvania.
  Significant commercial loan volume increases in the last
    three years in new markets with new customers.
  The introduction of several new consumer products.
  Increased commercial real estate lending.

  The allowance for loan losses considered management's assessment of the factors noted above along with the growth in the loan portfolio. The additions to the allowance charged to operating expense has maintained the allowance as a percent of loans at the following levels at the end of each year presented below.
[CAPTION]

                           	 	Year Ended December 31
                    		1999   	1998	   1997	   1996	   1995
                   		1.81%  	1.95%  	1.60%  	1.56%  	1.55%

  S&T has considered impaired loans in its determination of the allowance for loan losses. The allowance for loan losses for all impaired loans totaled $73,000 and $133,000 at December 31, 1999 and 1998, respectively, and is included in the allowance allocated specifically to commercial loans.

  Asset quality is a major corporate objective at S&T. Based on the evaluation of loan quality and assessment of risk characteristics, management believes that the allowance for loan losses is adequate to absorb probable loan losses.

This table summarizes S&T's loan loss experience for each of the five years ended December 31:
[CAPTION]

                            			                Year Ended December 31
		                                   1999	    1998	    1997	    1996	     1995
		                                           (In thousands of dollars)
Balance at January 1:	            $26,677 	$20,427 	$18,729 	$17,065 	 $15,169

Charge-offs:
	Commercial, mortgage and
   industrial	                      4,270   	2,905   	1,654   	2,986    	1,313
 Real estate-mortgage	                913   	1,497   	1,056     	405      	148
 Installment	                       1,819 	  1,597 	  1,771 	  2,145 	   1,578
                                  		7,002   	5,999   	4,481 	  5,536    	3,039
Recoveries:
 Commercial, mortgage and
   industrial                       2,483 	    713     	517 	  1,591      	294
 Real estate-mortgage	                495     	389     	221     	105      	107
 Installment                         	481 	    597 	    441 	    329 	     314
                                  		3,459 	  1,699 	  1,179   	2,025 	     715
Net charge-offs 	                   3,543   	4,300   	3,302   	3,511    	2,324
Provision for loan losses 	         4,000  	10,550   	5,000   	5,175    	4,220
Balance at December 31:	          $27,134 	$26,677 	$20,427 	$18,729  	$17,065

Ratio of net charge-offs
	 to average loans outstanding	      0.25%	   0.33%	   0.27%	   0.31%	    0.22%

Item 1. BUSINESS -- Continued

This table shows allocation of the allowance for loan losses as of the end of each of the last five years:
[CAPTION]

                         December 31,1999 December 31,1998 December 31,1997  December 31,1996 December 31,1995
                                Percent          Percent          Percent           Percent           Percent
                               of Loans         of Loans         of Loans          of Loans          of Loans
                                in Each          in Each          in Each           in Each           in Each
                               Category         Category         Category          Category          Category
                               to Total         to Total         to Total          to Total          to Total
                         Amount   Loans   Amount   Loans   Amount   Loans    Amount   Loans   Amount   Loans

Commercial, mortgage
  and industrial         $20,147    56%   $16,850    49%   $13,556    46%    $9,605    41%    $8,579    41%
Real estate-construction       0     6%         0     7%         0     4%         0     3%         0     3%
Real estate-mortgage         868    31%     1,096    36%       763    40%     1,680    43%     1,321    42%
Installment                2,541     7%     2,635     8%     1,865    10%     1,859    13%     1,803    14%
Unallocated                3,578     0%     6,096     0%     4,243     0%     5,585     0%     5,362     0%
   TOTAL                 $27,134   100%   $26,677   100%   $20,427   100%   $18,729   100%   $17,065   100%

Deposits

The daily average amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:
[CAPTION]

                                                      Year Ended December 31
                                             1999              1998              1997
                                      Amount    Rate     Amount    Rate    Amount     Rate
                                                        (in thousands of dollars)
Noninterest-bearing demand deposits   $210,095           $183,435           $161,339
NOW/Money market account               393,929  3.00%     327,851  3.09%     294,356  2.98%
Savings deposits                       167,414  2.12%     172,525  2.27%     187,394  2.32%
Time deposits                          626,166  5.10%     642,681  5.53%     626,192  5.57%
   TOTAL                            $1,397,604         $1,326,492         $1,269,281

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1999, are summarized as follows:
[CAPTION]

                                           (in thousands of dollars)
              3 Months or less                        $32,389
              Over 3 through 6 months                   8,655
              Over 6 through 12 months                 13,045
              Over 12 months                           31,560
                 TOTAL                                $85,649

Return on Equity an Assets
[CAPTION]

                                   Year Ended December 31
                               1999          1998        1997
Return on average assets       1.95%          1.90%       1.84%
Return on average equity      16.50%         14.80%      13.71%
Dividend payout ratio         48.65%         46.14%      42.54%
Equity to asset ratio         10.92%         12.55%      13.55%

Item 1. BUSINESS -- Continued

Short-Term Borrowings

  The following table shows the distribution of S&T's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.
[CAPTION]

                                               Federal Funds
                                               Purchased and
                                                Securities
                                                Sold under
                                                 Agreements
                                               to Repurchase
                                          (in thousand of dollars)
Balance at December 31:
  1999                                            $116,009
  1998                                             138,825
  1997                                             179,449

Weighted average interest rate at
  year end:
  1999                                               5.06%
  1998                                               4.63%
  1997                                               5.82%

Maximum amount outstanding at any
  month's end:
  1999                                            $212,361
  1998                                             251,030
  1997                                             195,024

Average amount outstanding during the year:
  1999                                            $142,852
  1998                                             177,968
  1997                                             134,851

Weighted average interest rate during the year:
  1999                                               4.72%
  1998                                               5.29%
  1997                                               5.31%

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

PART II
Item 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND
            RELATED SHAREHOLDER MATTERS

   Stock Prices and Dividend Information on page 54 and
Dividend and Loan Restrictions on page 44 of the Annual Report for the year ended December 31, 1999, incorporated herein by reference.

Item 6.     SELECTED FINANCIAL DATA

   Selected Financial Data on pages 54 and 55 of the Annual
Report for the year ended December 31, 1999, incorporated herein by reference.
PAGE 19

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS

   Management's Discussion and Analysis of Financial
Condition and Results of Operations on page 21 through 30 of the Annual Report for the year ended December 31, 1999, incorporated herein by reference.

Item 7(A).QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

   Quantitative and Qualitative Disclosures about Market Risk on pages 28 and 29 of the Annual Report for the year ended December 31, 1999, incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY
          DATA

   The Consolidated Financial Statements, Report of
Independent Auditors and Quarterly Selected Financial Data on pages 31 through 53 and page 55 of the Annual Report for the year ended
December 31, 1999, incorporated herein by reference.

Item 9.     CHANGES AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURES

   There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
           REGISTRANT

   Election of Directors on pages 4 through 5 of the proxy statement for the April 17, 2000, annual meeting of shareholders, incorporated herein by reference.
[CAPTION]

                                      Executive Officers
                                                              Number of
                                                               Shares
                         For the                 Officer     Beneficially
Name                     Corporation              Since         Owned(1)   Age

Robert D. Duggan         Chairman                  1983         180,235     67
                         and Director

James C. Miller          President, Chief          1983         172,763     54
                         Executive Officer and
                         Director

James G. Barone          Executive Vice            1992          46,140     52
                         President, Secretary and
                         Treasurer

Robert E. Rout           Executive Vice            1993          55,468     47
                         President and Chief
                         Financial Officer
PAGE 20

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
                        Executive Officers (continued)

Edward C. Hauck          Executive Vice            1991          43,244     47
                         President

David L. Kreiger         Executive Vice            1984          38,070     56
                         President

J. Jeffrey Smead         Executive Vice            1992          72,199     48
                         President

William H. Klummp        Senior Vice               1994          29,692     56
                         President

Edward A. Onderick       Senior Vice               1989          67,466     55
                         President

David P. Rudduck         Senior Vice               1998          17,882     38
                         President

Todd D. Brice            Senior Vice               1999          62,531     38
                         President

Richard A. Fiscus        Senior Vice               1999          24,149     44
                         President

(1) May include shares held by spouse, other family members, as trustee or through a corporation and nonstatutory stock options vesting within 60 days of the date of this 10-K Report. The reporting person may disclaim beneficial ownership of such shares.

Item 11.   EXECUTIVE COMPENSATION

  Remuneration of Executive Officers on pages 7 and 8 of the proxy statement for the April 17, 2000, annual meeting of shareholders, incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

  Principal Beneficial Owners of Common Stock on page 3 of the proxy statement for the April 17, 2000, annual meeting of shareholders, incorporated herein by reference.

PAGE 21

PART IV
PART IV
Item 13.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS

  Transactions with Management and Others on pages 10 and 11 of the proxy statement for April 17, 2000, annual meeting with shareholders, incorporated herein by reference.


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K

     (a) List of financial statements and financial statement schedules

(1) The following Consolidated Financial Statements and
    Report of Independent Auditors of S&T Bancorp, Inc. and subsidiaries included in the annual report of the registrant to its shareholders for the year ended December 31, 1999, are incorporated by reference in Part II, Item 8:

                                                                      Page
                                                                    Reference

        Report of Ernst & Young LLP,  Independent Auditors                53

        Consolidated Balance Sheets
        December 31, 1999 and 1998                                        31

        Consolidated Statements of Income
        Year ended December 31, 1999, 1998, and 1997                      32

        Consolidated Statements of Changes in Shareholders'
        Equity Year ended December 31, 1999, 1998, and 1997               33

        Consolidated Statements of Cash Flows
        Year ended December 31, 1999, 1998, and 1997                      34

        Notes to Consolidated Financial Statements
        December 31, 1999                                              35-52

        Quarterly Selected Financial Data                                 55


(2) Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (3)       Listing of Exhibits - See Item 14 (c) below

           (b)       Reports on Form 8-K

                      None
PAGE 22

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                 AND REPORTS ON FORM 8-K (Continued)


        (c)   Exhibits

             (3.1) Articles of Incorporation of S&T Bancorp, Inc. filed as Exhibit B to Registration Statement (No. 2-83565) on Form S-4 of S&T Bancorp, Inc., dated May 5,
                      1983, incorporated herein by reference.

             (3.2) Amendment to Articles of Incorporation of S&T Bancorp, Inc. filed as Exhibit 3.2 to Form S-4 Registration Statement (No. 33-02600) dated
                      January 15, 1986, incorporated herein by reference.

             (3.3) Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective May 8, 1989 - incorporated herein by reference.

             (3.4) Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective July 21, 1995 - incorporated herein by reference.

             (3.5) Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective June 18, 1998 - incorporated herein by reference.

             (3.6)    By-Laws of S&T Bancorp, Inc., as amended,
                      December 20, 1999 - filed herewith.

(13)     Annual Report for the year ended December 31, 1999, pages
                 21-55, - filed herewith.

      (21)     Subsidiaries of the Registrant - filed herewith.

(23.1) Consent of Ernst & Young LLP,  Independent Auditors
               filed herewith.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       S&T BANCORP, INC.
                                         (Registrant)


                                    /s/ James C. Miller               3/20/00
                                    James C. Miller,                  Date
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Robert E. Rout                3/20/00
                                    Robert E. Rout,                   Date
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Thomas A. Brice          3/20/00       /s/ Joeseph A Kirk          3/20/00
Thomas A. Brice, Director    Date          Joseph A. Kirk, Director    Date


/s/ James L. Carino          3/20/00       /s/ Frank W. Jones          3/20/00
James L. Carino, Director    Date          Frank W. Jones, Director    Date


/s/ John J. Delaney          3/20/00       /s/ James C. Miller         3/20/00
John J. Delaney, Director    Date          James C. Miller, President, Date
                                           Chief Executive Officer
                                           and Director

/s/ Robert D. Duggan         3/20/00       /s/ Alan Papernick          3/20/00
Robert D. Duggan, Chairman   Date          Alan Papernick, Director    Date


/s/ William J. Gatti         3/20/00       /s/ Myles D. Sampson        3/20/00
William J. Gatti, Director   Date          Myles D. Sampson, Director  Date

/s/ Ruth M. Grant            3/20/00
Ruth M. Grant, Director      Date          Charles A. Spadafora,       Date
                                           Director

/s/ Jeffrey D. Grube         3/20/00       /s/ Christine J. Toretti    3/20/00
Jeffrey D. Grube, Director   Date          Christine J. Toretti,       Date
                                           Director

/s/ Herbert L. Hanna         3/20/00
Herbert L. Hanna, Director   Date          Samuel Levy, Director       Date