Form 10-Q
period 2000-03-31
S&T BANCORP INC
filed 2000-05-10
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number                                0-12508

S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)

         Pennsylvania                                 25-1434426
(State or other jurisdiction of                     (I.R.S. EMPLOYER
incorporation or organization)                     Identification No.)

800 Philadelphia Street, Indiana, PA                        15701
(Address of principal executive offices)                  (zip code)

724-349-2900
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $2,50 Par Value - 27,001,552 shares as of April 24, 2000

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                Page No.

Item 1.  Financial Statements

    Condensed consolidated balance sheets -
    March 31, 2000 and December 31, 1999                         3

    Condensed consolidated statements of income -
    three months ended March 31, 2000 and 1999                   4

    Condensed consolidated statements of cash
    flows - three months ended March 31, 2000
    and 1999                                                     5

    Notes to condensed consolidated financial
    Statements                                                  6-9

Item 2.  Management's discussion and analysis of
    financial condition and results of operations              10-16



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                       17

SIGNATURES                                                      18

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
[CAPTION]

                                              March 31,          December 31,
                                                2000                 1999
                                         (000's omitted except per share data)
ASSETS
  Cash and due from banks                     $36,748              $38,663
  Interest-earning deposits with banks             55                   54
  Federal funds sold                           48,310               15,400
  Securities:
     Available for sale                       551,245              557,994
     Held to maturity (market value
       $17,031 in 2000 and $17,527
        in 1999)                               16,807               17,230
  Total Securities                            568,052              575,224

  Loans, net of allowance for loan
     losses of $29,410 in 2000
     and $27,134 in 1999                    1,479,687            1,469,143
  Premises and equipment                       20,550               20,678
  Other assets                                 79,706               74,911
TOTAL ASSETS                               $2,233,108           $2,194,073

LIABILITIES
  Deposits:
     Noninterest-bearing                     $224,295             $219,202
     Interest-bearing                       1,247,598            1,215,863
  Total Deposits                            1,471,893            1,435,065

  Securities sold under repurchase
     agreements                                87,895              116,009
  Long term borrowings                        389,109              364,062
  Other liabilities                            42,282               39,237
TOTAL LIABILITIES                           1,991,179            1,954,373

SHAREHOLDERS' EQUITY
  Preferred stock, without par value,
     10,000,000 shares authorized and
     none outstanding                               -                    -
  Common stock ($2.50 par value)
     Authorized - 50,000,000 shares
       in 2000 and 1999
     Issued - 29,714,038 shares in
       2000 and 1999                           74,285               74,285
  Additional paid in capital                   21,068               21,070
  Retained earnings                           184,512              179,129
  Accumulated other comprehensive
     income                                    13,235               16,410
  Treasury stock (2,713,996 shares at
     March 31, 2000 and 2,715,221 at
     December 31,1999, at cost)               (51,171)             (51,194)
TOTAL SHAREHOLDERS'EQUITY                     241,929              239,700
TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                $2,233,108           $2,194,073

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
[CAPTION]

                                            For three months ended
                                                    March 31,
                                            2000              1999
INTEREST INCOME
  Loans, including fees                   $32,510           $28,702
  Deposits with banks                           1                 1
  Federal funds sold                          230               153
  Investment securities:
     Taxable                                7,886             7,244
     Tax-exempt                               208               268
     Dividends                              1,064               972
Total Interest Income                      41,899            37,340

INTEREST EXPENSE
  Deposits                                 12,976            11,572
  Securities sold under
     repurchase agreements                  1,917             1,448
  Federal funds purchased                      17                54
  Long-term borrowings                      4,956             3,186
Total Interest Expense                     19,866            16,260
NET INTEREST INCOME                        22,033            21,080
  Provision for loan losses                 1,000             1,000
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                          21,033            20,080

NONINTEREST INCOME
  Security gains, net                         895             1,419

  Trust fees                                  886               882
  Service charges on deposit accounts       1,490             1,438
  Other                                     1,985             1,537
Total Noninterest Income                    4,361             3,857

NONINTEREST EXPENSE
  Salaries and employee benefits            5,997            5,580
  Occupancy, net                              729              769
  Furniture and equipment                     693              856
  Other taxes                                 416              397
  Data processing                             620              592
  FDIC assessment                              74               61
  Other                                     2,783            2,561
Total Noninterest Expense                  11,312           10,816
INCOME BEFORE INCOME TAXES                 14,977           14,540
  Applicable income taxes                   4,190            4,404
NET INCOME                                $10,787          $10,136

PER COMMON SHARE (1)
  Net Income - Basic                        $0.40            $0.37
  Net Income - Diluted                       0.40             0.37
  Dividends                                  0.20             0.18
Average Common Shares
   Outstanding - Basic                     27,000           27,499
Average Common Shares
   Outstanding - Diluted                   27,093           27,740

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[CAPTION]

                                               Three Months Ended March 31
                                                2000                 1999
                                                     (ooo's omitted)
Operating Activities
Net Income                                    $10,787              $10,136
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Provision for loan losses                     1,000                1,000
  Provision for depreciation
    and amortization                              568                  550
  Net amortization of investment
    security premiums                             127                  168
  Net accretion of loans and
    deposit discounts                             (68)                   -
  Net gains on sales of securities
    available for sale                           (895)              (1,419)
  Deferred income taxes                        (1,043)                (310)
  (Increase) decrease in interest receivable   (1,824)                 931
  Increase (decrease) in interest payable         133                 (978)
  Increase in other assets                     (2,051)              (1,149)
  Increase in other liabilities                 4,328                2,919
  Net Cash Provided by Operating Activities    11,062               11,848

Investing Activities
  Net (increase) decrease in
   interest-earning deposits
   with banks                                      (1)                   1
  Net (increase) decrease in
   federal funds sold                         (32,910)              19,300
  Proceeds from maturities of
   Investment securities                          391                1,200
  Proceeds from maturities of
   Securities available for sale                2,277               55,895
  Proceeds from sales of securities
   available for sale                           6,297               61,223
  Purchases of securities
   available for sale                          (5,908)             (94,521)
  Net increase in loans                       (19,291)             (35,223)
  Proceeds from the sale of loans               7,816                6,565
  Purchases of premises and equipment            (437)                (567)
  Other, net                                       (4)                  (1)
  Net Cash (Used in) Provided by
   Investing Activities                       (41,770)              13,872

Financing Activities
  Net increase in demand, NOW, MMI, and
   savings deposits                            10,817               27,190
  Net increase (decrease) in certificates
   of deposit                                  26,011              (12,982)
  Net decrease in repurchase agreements       (28,114)             (29,797)
  Net increase in federal funds purchased           0                3,225
  Proceeds from long-term borrowing            78,275                    -
  Repayments on long-term borrowing           (53,228)                   -
  Acquisition of treasury stock                     0              (14,303)
  Sale of treasury stock                           23                  623
  Cash dividends paid to shareholders          (4,991)              (4,819)
  Net Cash Provided by (Used in)
      Financing Activities                     28,793              (30,863)

  Decrease in Cash and Cash equivalents        (1,915)              (5,143)
  Cash and Cash Equivalents at beginning
    of Period                                  38,663               48,736
  Cash and Cash Equivalents at end of
    Period                                    $36,748              $43,593

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
March 31, 2000
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instrucitons to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1999.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in diluted earnings per share. Average shares outstanding for computing basic earnings per share were 26,999,959 and 27,498,813 for the period ending March 31, 2000 and 1999.
Average shares outstanding for computing dilutive earnings per share were 27,092,954 and 27,739,943 for the period ending March 31, 2000 and 1999. In computing dilutive earnings per share, average shares outstanding have been increased by the common stock equivalents relating to S&T's available stock options.

Components of comprehensive income for S&T include net income and unrealized gains or losses on S&T's available-for-sale securities. During the three months ended March 31, 2000 and 1999, total comprehensive income amounted to $7,612,000 and $3,778,000.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
NOTE B--SECURITIES

The amortized cost and estimated market value of securities as of March 31 are as follows:
[CAPTION]

2000
                                                  Available for Sale
                                                 Gross      Gross   Estimated
                                   Amortized  Unrealized Unrealized    Market
                                        Cost     Gains     Losses       Value
                                                (000's omitted)
Obligations of U.S. government
  corporations and agencies         $345,311       $59   ($10,286)   $335,084
Mortgage-backed securities             5,984        18        (26)      5,976
U.S. treasury securities              13,673       407         (2)     14,078
Corporate securities                  65,247         6     (1,927)     63,326
Debt securities available for sale   430,215       490    (12,241)    418,464
Marketable equity securities          62,353    37,730     (5,618)     94,465
Other securities                      38,316                           38,316
Total                               $530,884   $38,220   ($17,859)   $551,245

2000                                               Held to Maturity
                                                 Gross      Gross   Estimated
                                   Amortized  Unrealized Unrealized    Market
                                        Cost     Gains     Losses       Value
                                                    (000's omitted)
Obligation of states and political
  subdivisions                       $14,807      $185        ($5)    $14,987
Corporate securities                   2,000        44                  2,044
Total                                $16,807      $229        ($5)    $17,031

The amortized cost and estimated market value of securities as of December 31 are as follows:
[CAPTION]

1999                                         Available for Sale
                                             Gross       Gross      Estimated
                                  Amortized  Unrealized  Unrealized    Market
                                       Cost  Gains       Losses         Value
                                              (000's omitted)
Obligations of U.S. government
  corporations and agencies        $345,329      $86     ($9,474)    $335,941
Mortgage-backed securities            6,179       12         (21)       6,170
U.S. treasury securities             13,709      417                   14,126
Corporate securities                 66,395       11      (1,880)      64,526
Debt securities available for sale  431,612      526     (11,375)     420,763
Marketable equity securities         61,635   42,073      (5,979)      97,729
Other securities                     39,502                            39,502
Total                              $532,749  $42,599    ($17,354)    $557,994

1999                                            Held to Maturity
                                             Gross       Gross      Estimated
                                  Amortized  Unrealized  Unrealized    Market
                                       Cost  Gains       Losses         Value
                                               (000's omitted)
Obligation of states and political
  subdivisions                      $15,231     $235         ($3)     $15,463
Corporate securities                  1,999       65                    2,064
Total                               $17,230     $300         ($3)     $17,527

PAGE 7

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
NOTE B--SECURITIES
Continued

During the period ended March 31, 2000, there were $894,572 in realized gains relative to securities available for sale.

The amortized cost and estimated market value of debt securities at March 31, 2000, by contractual maturity, are shown below.
[CAPTION]

                                                      Estimated
                                         Amortized       Market
Available for Sale                            Cost        Value
                                             (000's omitted)
Due in one year or less                    $15,064      $15,140
Due after one year through five years      234,980      228,068
Due after five years through ten years     177,812      172,910
Due after ten years                          2,359        2,346
Total                                     $430,215     $418,464

                                                      Estimated
                                         Amortized       Market
Held to Maturity                              Cost        Value
                                             (000's omitted)

Due in one year or less                     $5,841       $5,904
Due after one year through five years       10,179       10,335
Due after five years through ten years         787          792
Total                                      $16,807      $17,031


At March 31, 2000 and December 31, 1999 investment securities with a principal amount of $332,133,000 and $317,979,000, respectively, were pledged to secure repurchase agreements and public and trust fund deposits.

NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:
[CAPTION]

                                         March 31,  December 31,
                                           2000         1999
                                             (000's omitted)
Real estate - construction                  $92,290     $94,786
Real estate - mortgages:
   Residential                              465,998     466,881
   Commercial                               544,530     527,970
Commercial - industrial and agricultural    309,587     302,877
Consumer installment                         96,692     103,763
Gross Loans                               1,509,097   1,496,277
Allowance for loan losses                   (29,410)    (27,134)
Total Loans                              $1,479,687  $1,469,143

PAGE 8

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES
Continued

Changes in the allowance for loan losses for the three months ended March 31 were as follows:
[CAPTION]

                                       2000           1999
                                         (000's omitted)
Balance at beginning of period        $27,134        $26,677
Charge-offs                              (619)          (515)
Recoveries                              1,895            227
Net charge-offs                         1,276           (288)
Provision for loan losses               1,000          1,000
Balance at end of period              $29,410        $27,389


The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans at March 31, 2000 and December 31, 1999.
[CAPTION]

                                        2000            1999
Recorded investment in loans
  considered to be impaired           $11,546,000    $11,602,000
Loans considered to be impaired
  that were on a nonaccrual basis               -              -
Allowance for loan losses related
  to loans considered to be impaired            -         73,000
Average recorded investment in
  impaired loans                       11,574,000      5,948,000
Total interest income recognized on
  impaired loans                          338,104      1,271,000
Interest income on impaired loans
  recognized on a cash basis              124,301      1,107,000


NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $408,352,000 and obligations under standby letters of credit totaled $156,518,000 at March 31, 2000.

At March 31, 2000, S&T had marketable equity securities, totaling
$2,777,216 at amortized cost and $7,680,408 at estimated market value, that were subject to covered call option contracts. The purpose of these contracts was to generate fee income for S&T.

NOTE E--LITIGATION

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

Financial Condition

Total assets averaged $2.2 billion in the first three months of 2000, a $72.1 million increase from the 1999 full year average. Average loans increased $82.2 million and average securities and federal funds increased $12.1 million in the first three months of 2000 compared to the 1999 full year average. Funding for this loan and security growth was primarily provided by a $46.7 million increase in average deposits and a $42.7 million increase in average borrowings, offset by a decrease of $11.2 million in average shareholders' equity.

Lending Activity

Average loans increased $82.2 million, or 6% to $1.5 billion for the three months ended March 31, 2000 from the 1999 full year average. Changes in the composition of the average loan portfolio during 2000 included increases of $13.3 million of commercial loans and $83.4 million of commercial real estate loans, offset by decrease of $7.0 million of residential mortgages and $7.5 million of installment loans.

Commercial real estate loans comprise 35% of the loan portfolio. Although commercial real estate loans can be an area of higher risk, management believes these risks are mitigated by limiting the percentage amount of portfolio composition, a rigouous underwriting review by loan administration and the fact that many of the commercial real estate loans are owner-occupied or rental properties, and many are seasoned properties. During 2000, S&T sold $7.1 million of participations in originated commercial real estate loans. The purpose of these participations was to diversify credit risk on larger loans and to generate fee income from servicing.

Residential mortgage lending continued to be a strategic area of focus during the first three months of 2000 through a centralized mortgage origination department, ongoing product redesign, the utilization of commission compensated originators and the implementation of a mortgage banking function. Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies. These policies generally require, for portfolio loans a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At March 31, 2000 the residential mortgage portfolio had a 20% composition of adjustable rate mortgages.

The decline in average residential loans is due to more active participation in the secondary mortgage markets and reduced demand for mortgage loans in the the first quarter of 2000. S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to the Federal National Mortgage Association (FNMA). The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first three months of 2000, S&T sold $0.7 million of 1-4 family mortgages to FNMA. S&T will continue to sell longer-term loans to FNMA in the future on a selective basis, especially during periods of lower interest rates.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Installment loan decreases are primarily associated with significantly lower volumes in the indirect auto loan category and S&T's strategy to continue to focus resources toward originations of direct installment loans and home equity loans. Pricing pressures have been unusually intense in the indirect auto loan market during the last two years and the decision was made to exit this line of business and allow the portfolio to liquidate via normal paydowns and pay-off activities. Direct loans and home equity loans increased $8.3 million for the three months ending March 31, 2000 as compared to the 1999 full year average.

Loan underwriting standards for S&T are established by a formal policy administered by the S&T Bank Credit Administration
Department, and subject to the periodic review and approval of the S&T Bank Board of Directors.

Rates and terms for commercial real estate and equipment loans normally are negotiated, subject to such variables as economic conditions, marketability of collateral, credit history of the borrower and future cash flows. The loan to value policy guideline for commercial real estate loans is generally 75-80%.

The residential, first lien, mortgage loan to value policy guideline is 80%. Higher loan to value loans can be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes incurred with home equity loans, but normally only to the extent that the combined credit exposure for both first and second liens do not exceed 100% of loan to value.

A variety of unsecured and secured installment loan and credit card products are offered by S&T. However, the bulk of the consumer loan portfolio is automobile loans. Loan to value guidelines for direct loans are 90%-100% of invoice for new automobiles and 80%-90% of National Automobile Dealer Association (NADA) value for used automobiles.

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

Security Activity

Average securities increased by $6.9 million in the first three months of 2000 compared to the 1999 full year average. The average increase was comprised of $14.7 million of corporate securities, $3.0 million of corporate equity securities and $9.7 million of Federal Home Loan Bank (FHLB) stock. Offsetting these increases were average decreases of $7.2 million in U.S. treasury securities, $10.2 million in U.S. government agency securities, $0.9 million of mortgage-backed securities and $2.2 million of states and political subdivisions.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks to take advantage of the dividends received deduction for corporations. During 2000, the equity portfolio yielded 9.6% on a fully taxable equivalent basis and had unrealized gains, net of nominal unrealized losses, of $32.1 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to change in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

S&T's policy for security classificaton includes U.S. treasuries, U.S. government agencies, mortgage-backed securities and corporate equities as available for sale. Municipal securities and other debt securities are classified as held to maturity. At March 31, 2000, unrealized gains, net of unrealized losses, for securities classified as available for sale were $20.4 million.

Allowance for Loan Losses

The balance in the allowance for loan losses was $29.4 million or 1.95% of total loans at March 31, 2000 as compared to $27.1 million or 1.81% of total loans at December 31, 1999. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

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

Significant to this analysis is the shift in the loan portfolio composition to an increased mix of commerical loans. These loans are generally larger in size and, due to our continuing growth, many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends which may be occurring relative to commerical loans to assess potential weaknesses within specific credits. Current economic factors and trends in risk ratings are considered in the determination of the allowance for loan losses.

Net loan charge-offs (recoveries) totaled ($1.3) million in the first three months of 2000, as compared to $0.3 million in the same period of 1999. Net recoveries for the first quarter of 2000 were primarily due to proceeds received on a floor plan loan charged-off in 1998.
The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at March 31, 1999, was $8.3 million or 0.55% of total loans. This compares to nonperforming loans of $3.0 million or 0.20% of total loans at December 31, 1999. The increase is attributable to one commercial real estate credit where there should be sufficient collateral value, and that real estate is presently for sale.

Asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $46.7 million, or 3% for the three months ended March 31, 2000 as compared to the 1999 full year average. Changes in the average deposit mix included a $30.0 million increase in time deposits, a $24.5 million increase in money market accounts and a $4.2 million increase in demand accounts, offset by a $9.2 million decrease in savings accounts and a $2.8 million decrease in NOW accounts. Some of the changes can be partially explained by strategic initiatives to increase demand accounts and cash management services. In addition, a new, successful strategy for money market account pricing was implemented in order to make these accounts more competitive with money funds offered at brokerage firms.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Special rate deposits of $100,000 and over were 7% of total deposits at March 31, 2000 and 6% of total deposits at December 31, 1999 and primarily represent deposit relationships with local customers in our market area. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary. During 1995, S&T issued $25.0 million of retail certificates of deposit through two brokerage firms, further broadening the availability of reasonably priced funding sources. During the first quarter of 2000, S&T engaged a firm that trades institutional certificates of deposit on the Internet. At March 31, 2000, there were $13.3 million of brokered retail and institutional certificates of deposit outstanding.

Borrowings

Average borrowings increased $42.7 million for the first three months ended March 31, 2000 compared to the 1999 full year average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOS decreased approximately $2.4 million for the first three months of 2000 compared to the full year 1999 average. S&T views retail REPOS as a relatively stable source of funds since most of these accounts are with local, long-term customers.

Average wholesale REPOS and federal funds increased slightly by $2.4 million for the first three months of 2000 compared to the full year 1999 average. The increase in core deposits and the availability of reasonably priced long-term borrowings from the FHLB decreased the usage of these types of fundings in 2000.

Average long-term borrowings have increased $42.7 million in the first three months of 2000 as compared to the full year 1999 average.
At March 31, 2000, S&T had long-term borrowings outstanding of $265.6 million at a fixed rate and $19.6 million at an adjustable rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advantage of lower cost funds through the FHLB's Community Investment
Program and to fund stock buy-backs.

Capital Resources

Shareholders' equity increased $2.2 million at March 31, 2000, compared to December 31, 1999. Net income was $10.8 million and dividends paid to shareholders were $5.4 million for the three months ended March 31, 2000. Also affecting capital is a decrease of $3.2 million in unrealized gains on securities available for sale. There were no buy-backs during the first quarter of 2000. An authorization is in effect to buy-back up to 1,000,000 shares until December 31, 2000.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

S&T paid 50% of net income in dividends, equating to an annual dividend rate of $0.80 per share during the first three months of 2000. The book value of S&T's common stock increased slightly from
$8.88 at December 31, 1999 to $8.96.   The market price of S&T's
common stock was $17.13 per share at March 31, 2000, compared to $23.19 per share at December 31, 1999.

S&T continues to maintain a strong capital position with a leverage ratio of 10.2% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 12.2% and 14.3%, respectively, at March 31, 2000. These ratios place S&T well above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS

              Three months ended March 31, 2000
           compared to Three months ended March 31, 1999

Net Income

Net income increased to $10.8 million or $0.40 per diluted earnings per share in the first three months of 2000 from $10.1 million or $0.37 per diluted earnings per share for the same period of 1999, representing an 8% improvement. The significant improvement during the first three months of 2000 was the result of higher net interest income and noninterest income, offset by normal increases in operating expenses.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $0.9 million or 4% in the first three months of 2000 compared to the same period of 1999. The net yield on interest-earning assets was 4.43% in the first three months of 1999 as compared to 4.67% in the same period of 1999. The decline in the net yield on interest earning assets during 2000 was primarily attributable to the implementation of a bank owned life insurance program in the second quarter of 1999 and to the stock buy-back program, offset by growth in low cost core deposits.

In the first three months of 2000, average securities increased $6.9 million and average loans increased $82.2 million. The yields on average securities increased by 27 basis points during the period and the yield on average loans increased 22 basis points.

In the first three months of 2000, average interest-bearing deposits provided $42.5 million of the funds for the growth in the loan and security portfolios; cost of deposits totaled 4.24%, an increase of 26 basis points from 1999 due to increased rates paid on money market and time deposits. The cost of REPOS and other borrowed funds increased 60 basis points to 5.87%.

Also positively affecting net interest income was a $9.1 million increase to average net free funds. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over non-earning assets. This increase is net of the reduction to shareholders' equity resulting from stock buy-backs during the first quarter of 1999 and the aforementioned $25 million bank owned life insurance program.

Maintaining consistent spreads between earning assets and costing liabilities is very significant to S&T's financial performance since net interest income comprises 84% of operating revenue. A variety of asset/liability management strategies were successfully implemented within prescribed ALCO risk parameters that enabled S&T to maintain a net interest margin reasonably consistent with historical levels. The level and mix of funds is continually monitored by ALCO in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Provision for Loan Losses

The provision for loan losses was $1.0 million for the first three months of 2000 and 1999. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that
would have an impact on probable losses in the loan portfolio.   Also
affecting the amount of provision expense is loan growth, portfolio composition and trends within risk ratings.

Credit quality statistics are an important factor in determining the amount of provision expense. Net loan recoveries totaled $1.3 million for the first three months of 2000 compared to $0.3 million of charge-offs for the same period 1999. Net recoveries for the first quarter of 2000 were primarily due to proceeds received on a floor plan loan charged-off in 1998. Nonperforming loans to total loans was 0.55% at March 31, 2000 compared to 0.23% in the same period of 1999.
The increase is attributable to one commercial real estate credit where there should be sufficient collateral value to cover the bank's exposure. Also affecting the amount of provision expense is the amount and types of loan growth and portfolio composition. Most of the loan growth in 2000 and 1999 is attributable to larger-sized commercial loans.

Noninterest Income

Noninterest income increased $0.5 million or 13% in the first three months of 2000 as compared to the same period of 1999. Increases included $0.1 million in service charges and fees and $0.4 million in other income. Security gains decreased $0.5 million in the first three months of 2000 as compared to the same period of 1999.

The $0.1 million increase in service charges on deposit accounts was primarily the result of expanding new cash management relationships, management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. The $0.4 million increase in other income was primarily a result of higher performance levels for brokerage activities, merchant and debit card income as well as bank owned life insurance income from a transaction entered into in the second quarter of 1999. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

S&T recognized $0.9 million of gains on available for sale securities in the first three months of 2000 as compared to $1.4 million in the same period of 1999. The security gains were taken on available for sale securities in the first three months of 2000 and 1999 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented. Unrealized gains, net of unrealized losses, in the available for sale portfolio totaled $20.4 million at March 31, 2000.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Noninterest Expense

Noninterest expense increased by $0.5 million or 5% at March 31,
2000 compared to March 31, 1999.  Staff expense increased $0.4 million or 7% primarily attributable to normal merit increases and higher incentive payouts. Other expenses increased $0.3 million or
8% as compared to March 31, 1999.  This increase included $0.1 million in telephone expense relating to the implementation of a wide
area computer communications network.   Other expense increases of
$0.2 million were not significant and reflect normal changes due to activity increases, organization expansion, timing on maintenance contracts and fee increases from vendors. Average full-time equivalent staff was 657 at March 31, 2000 and 654 at March 31,
1999. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, was 42% at March 31, 2000 and March 31, 1999.

Federal Income Taxes

Federal income tax expense decreased $0.2 million at March 31, 2000 as compared to March 31, 1999 primarily as a result of higher pre-tax income offset by by a lower effective tax rate resulting from a buildup of deferred tax expense in previous years. The effective tax rate for the first three months of 2000 was 28% and 30% in 1999, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income, bank owned life insurance (BOLI) and low income housing tax credits (LIHTC).

Year 2000

During 1999, S&T completed the process of preparing for the Year
2000 date change. This process involved identifying and remediating date recognition problems in computer systems, software and other operating equipment, working with third parties to address their Year 2000 issues, and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, S&T has successfully managed the transition.

Although considered unlikely, unanticipated problems in S&T's core business processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate affected systems and develop contingency plans. Management will continue to monitor all business processes, including interaction with S&T's business customers, vendors and other third parties, throughout 2000 to address any issues and to ensure all processes continue to function properly.

Through first quarter of 2000, the cost of the Year 2000 project totaled approximately $0.3 million. Purchased hardware and software was capitalized in accordance with normal policy. Personnel and all other costs related to the project was expensed as incurred.

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




                                              S&T Bancorp, Inc.
                                                (Registrant)

Date:
May 9, 2000                                   /s/ Robert E. Rout
                                              Robert E. Rout
                                              Principal Accounting Officer