Form 10-Q/A
period 2000-03-31
S&T BANCORP INC
filed 2000-05-11
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

724-349-1800
(Registrant's telephone number, including area code)

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

Net loan charge-offs (recoveries) totaled ($1.3) million in the first three months of 2000, as compared to $0.3 million in the same period of 1999. Net recoveries for the first quarter of 2000 were primarily due to proceeds received on a floor plan loan charged-off in 1998.
The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at March 31, 2000, was $8.3 million or 0.55% of total loans. This compares to nonperforming loans of $3.0 million or 0.20% of total loans at December 31, 1999. The increase is attributable to one commercial real estate credit where there should be sufficient collateral value, and that real estate is presently for sale.

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




                                              S&T Bancorp, Inc.
                                                (Registrant)

Date:
May 11, 2000                                   /s/ Robert E. Rout
                                              Robert E. Rout
                                              Principal Accounting Officer