Form 10-Q
period 2000-06-30
S&T BANCORP INC
filed 2000-08-11
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2000

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

800-325-2265
(Registrant's telephone number, including area code)

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

Common Stock, $2,50 Par Value - 26,986,912 shares as of July 20, 2000

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION	                            Page No.

Item 1.  Financial Statements

         Condensed consolidated balance sheets -
         June 30, 2000 and December 31, 1999                 	3

         Condensed consolidated statements of income
         three months ended June 30, 2000 and 1999,
         and six months ended June 30, 2000 and 1999         	4

         Condensed consolidated statements of cash
         flows - six months ended June 30, 2000
         and 1999                                            	5

         Notes to condensed consolidated financial
         statements                                         	6-9

Item 2.  Management's discussion and analysis of
         financial condition and results of operations	     10-18



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K 	                  19

SIGNATURES	                                                  20

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

[CAPTION]

                                               		June 30,		December 31,
		                                                  2000        		1999
	                                       	(000's omitted except per share data)

ASSETS
  Cash and due from banks		                      $40,730     		$38,663
  Interest-earning deposits with banks		              61          		54
  Federal funds sold		                            46,000      		15,400
  Securities:
     Available for sale                        		561,485     		557,994
     Held to maturity (market value $15,856
     in 2000 and $17,527 in 1999)		               15,677      		17,230
  Total Securities		                             577,162     		575,224

  Loans, net of allowance for loan losses
     of $29,892 in 2000 and $27,134 in 1999	  	1,528,999   		1,469,143
  Premises and equipment		                        20,576      		20,678
  Other assets		                                  76,881      		74,911
TOTAL ASSETS		                                $2,290,409  		$2,194,073

LIABILITIES
  Deposits:
     Noninterest-bearing                      		$228,651    		$219,202
     Interest-bearing		                        1,255,578   		1,215,863
  Total Deposits		                             1,484,229   		1,435,065

  Securities sold under repurchase
     agreements		                                 91,389     		116,009
  Long term borrowings		                         427,139     		364,062
  Other liabilities		                             39,738      		39,237
TOTAL LIABILITIES		                            2,042,495    	1,954,373

SHAREHOLDERS' EQUITY
  Preferred stock, without par value,
    10,000,000	shares authorized and none
    outstanding                            		          -             -
  Common stock ($2.50 par value)
     Authorized - 50,000,000 shares in
     2000 and 1999
     Issued - 29,714,038 shares in 2000
     and 1999		                                   74,285      		74,285
  Additional paid in capital		                    21,060      		21,070
  Retained earnings		                            189,988     		179,129
  Accumulated other comprehensive income		        13,999      		16,410
  Treasury stock (2,728,136 shares at
     June 30, 2000 and 2,715,221 at
     December 31,1999, at cost)		                (51,418)    		(51,194)
TOTAL SHAREHOLDERS' EQUITY		                     247,914     		239,700
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		  $2,290,409  		$2,194,073

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

[CAPTION]


                              		  For three months ended		For six months ended
		                                        June 30,          				June 30
		                                   2000 		      1999    		2000	      	1999
INTEREST INCOME
  Loans, including fees		         $33,484    		$29,453 		$65,994   		$58,155
  Deposits with banks		                 3 		         1 		      4 		        2
  Federal funds sold		                490 		       106 		    720 		      259
  Investment securities:
     Taxable		                      7,957 		     7,452 		 15,843    		14,696
     Tax-exempt		                     202 		       240 		    410 		      508
     Dividends		                    1,079 		       986 		  2,144 		    1,958
Total Interest Income		            43,215 		    38,238  		85,115    		75,578

INTEREST EXPENSE
  Deposits                       		13,733     		11,494  		26,709    		23,066
  Securities sold under
   repurchase agreements		          1,225 		     1,851 		  3,142 		    3,299
  Federal funds purchased		             3 		        67 		     20 		      121
  Long-term borrowings		            6,082 		     3,225  		11,038 	    	6,411
Total Interest Expense		           21,043 		    16,636 	 	40,909    		32,897
NET INTEREST INCOME		              22,172 		    21,602  		44,206    		42,681
  Provision for loan losses		       1,000      		1,000   		2,000     		2,000
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES		      21,172     		20,602  		42,206    		40,681

NONINTEREST INCOME
  Security gains, net		               569 		       407 		  1,464 		    1,826

  Trust fees                        		970      		1,051    	1,856     		1,933
  Service charges on deposit
   accounts		                       1,710      		1,537   		3,200     		2,975
  Other		                           2,229      		1,487   		4,214     		3,024
Total Noninterest Income		          4,909      		4,075   		9,270     		7,932

NONINTEREST EXPENSE
  Salaries and employee benefits		  5,862 		     5,482 	 	11,859    		11,062
  Occupancy, net		                    726        		729   		1,455     		1,498
  Furniture and equipment		           640 		       627 		  1,333 		    1,483
  Other taxes		                       400 		       347 		    816 		      744
  Data processing		                   647 		       492 		  1,267 		    1,084
  FDIC assessment		                    73 	        	59 	    	147       		120
  Other		                           2,828 		     2,778   		5,612     		5,339
Total Noninterest Expense		        11,176     		10,514  		22,489    		21,330
INCOME BEFORE INCOME TAXES		       15,474     		14,570  		30,451    		29,110
  Applicable income taxes		         4,331      		4,422   		8,521     		8,826
NET INCOME		                      $11,143    		$10,148 		$21,930   		$20,284

PER COMMON SHARE (1)
  Net Income - Basic		              $0.41      		$0.37   		$0.81     		$0.74
  Net Income - Diluted		             0.41       		0.37    		0.81      		0.74
  Dividends		                        0.21 		      0.19 		   0.41 		     0.37
Average Common Shares
  Outstanding - Basic		            26,997     		27,128  		26,998    		27,312
Average Common Shares
  Outstanding - Diluted		          27,071 		    27,346 		 27,082 		   27,542

See Notes to Condensed Consolidated Financial Statements



S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[CAPTION]


                                                    		       Six Months Ended
                                                                  June 30
		                                                             2000    		1999
		                                                            (ooo's omitted)
Operating Activities
Net Income		                                                $21,930 		$20,284
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses		                                 2,000   		2,000
  Provision for depreciation and amortization		               1,133   		1,096
  Net amortization of investment security premiums		            186     		339
  Net accretion of loans and deposit discounts               		(136)       	-
  Net gains on sales of securities available for sale		      (1,464) 		(1,826)
  Deferred income taxes		                                    (1,461)    		116
  (Increase) decrease in interest receivable		                 (127)	    	462
  Increase (decrease) in interest payable		                   1,391   	 	(365)
  Increase in other assets		                                   (844)		(26,107)
  Increase (decrease) in other liabilities		                    602  		(1,354)
  Net Cash Provided by (Used in) Operating Activities		      23,210  		(5,355)

Investing Activities
  Net (increase) decrease in interest-earning
     deposits with banks                                       		(7)		      2
  Net (increase) decrease in federal funds sold		           (30,600)  		6,600
  Proceeds from maturities of investment securities		         1,548   		4,495
  Proceeds from maturities of securities available for sale		10,118  		79,162
  Proceeds from sales of securities available for sale		     23,890 		207,663
  Purchases of securities available for sale		              (39,923)	(309,466)
  Net increase in loans		                                   (75,917)		(63,089)
  Proceeds from the sale of loans		                          14,196  		14,064
  Purchases of premises and equipment		                      (1,060)	 	(1,224)
  Other, net	                                                   	29     		(75)
  Net Cash Used in Investing Activities		                   (97,726)		(61,868)

Financing Activities
  Net increase in demand, NOW, MMI, and
     savings deposits		                                       6,184  		26,930
  Net increase (decrease) in certificates of deposit		       42,980 		(14,341)
  Net (decrease) increase in repurchase agreements		        (24,620) 		67,360
  Proceeds from long-term borrowing		                       116,075 		      -
  Repayments on long-term borrowing		                       (52,998)		      -
  Acquisition of treasury stock		                              (280)		(14,922)
  Sale of treasury stock		                                       48     		740
  Cash dividends paid to shareholders		                     (10,806) 		(9,881)
  Net Cash Provided by Financing Activities		                76,583  		55,886

  Increase (decrease)in Cash and Cash Equivalents             2,067 		(11,337)
  Cash and Cash Equivalents at Beginning of Period		         38,663  		48,736
  Cash and Cash Equivalents at End of Period		              $40,730 		$37,399

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instrucitons to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1999.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in diluted earnings per share. Average shares outstanding for computing basic earnings per share were 26,998,240 and 27,312,231 for the period ending June 30, 2000 and 1999. Average shares outstanding for computing dilutive earnings per share were 27,081,783 and 27,541,958 for the period ending June 30, 2000 and 1999. In computing dilutive earnings per share, average shares outstanding have been increased by the common stock equivalents relating to S&T's available stock options.

Components of comprehensive income for S&T include net income and unrealized gains or losses on S&T's available-for-sale securities. During the six months ended June 30, 2000 and 1999, total comprehensive income amounted to $19,519,000 and $12,173,000.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B-SECURITIES

The amortized cost and estimated market value of securities as of June 30 are as follows:

[CAPTION]

2000	                                             Available for Sale
            			                                 Gross     		Gross		  Estimated
	                                    Amortized		Unrealized		Unrealized		Market
	                                         Cost  Gains  	   	Losses      	Value
	                                                  (000's omitted)
Obligations of U.S. government
  corporations and agencies	           $356,206   		$369 		($9,267)		$347,308
Mortgage-backed securities	               5,788     		25     		(36)   		5,777
U.S. treasury securities	                13,635  		  409      		(1)  		14,043
Corporate securities	                    65,208    		  4  		(2,146)  		63,066
Debt securities available for sale	     440,837  		  807 		(11,450) 		430,194
Marketable equity securities	            63,867  	38,445  		(6,264)	  	96,048
Other securities	                        35,243                  						35,243
Total	                                 $539,947		$39,252		($17,714) 	$561,485

2000	                                               Held to Maturity
			                                            Gross     		Gross   		Estimated
	                                   Amortized 	Unrealized 	Unrealized 		Market
	                                        Cost		Gains		     Losses		      Value
	                                                   (000's omitted)
Obligation of states and political
  subdivisions	                        $13,677   		$153     		($4)  		$13,826
Corporate securities	                    2,000     		30             				2,030
Total	                                 $15,677   		$183     		($4)	  	$15,856


The amortized cost and estimated market value of securities as of December 31 are as follows:

[CAPTION]

1999	                                          Available for Sale
			                                             Gross		     Gross		  Estimated
	                                    Amortized		Unrealized		Unrealized		Market
	                                         Cost		Gains		     Losses		     Value
	                                                  (000's omitted)
Obligations of U.S. government
  corporations and agencies	         $345,329     		$86  		($9,474)		$335,941
Mortgage-backed securities	             6,179      		12      		(21)   		6,170
U.S. treasury securities	              13,709     		417            				14,126
Corporate securities	                  66,395      		11 	  	(1,880)  		64,526
Debt securities available for sale	   431,612     		526 	 	(11,375) 		420,763
Marketable equity securities	          61,635  		42,073   		(5,979)  		97,729
Other securities	                      39,502                    						39,502
Total	                               $532,749 		$42,599 		($17,354)		$557,994

1999	                                              Held to Maturity
			                                             Gross		     Gross		  Estimated
	                                    Amortized		Unrealized		Unrealized		Market
                                         	Cost		Gains		     Losses		     Value
	                                                   (000's omitted)

Obligation of states and political
  subdivisions	                       $15,231   		$235      		($3)  		$15,463
Corporate securities	                   1,999     		65              				2,064
Total	                                $17,230 		  $300 	     	($3)  		$17,527

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B--SECURITIES
Continued

During the period ended June 30, 2000, there were $1,463,707 in
realized gains relative to securities	available for sale.

The amortized cost and estimated market value of debt securities
at June 30, 2000, by contractual	maturity, are shown below.

[CAPTION]

			                                                    Estimated
	                                           Amortized   		Market
Available for Sale	                              Cost	    	Value
	                                              (000's omitted)
Due in one year or less	                      $14,527 	 	$14,524
Due after one year through five years        	246,541  		240,312
Due after five years through ten years	       177,521  		173,141
Due after ten years	                            2,248    		2,217
Total	                                       $440,837 		$430,194

			                                                    Estimated
	                                           Amortized   		Market
Held to Maturity	                                Cost	    	Value
	                                              (000's omitted)

Due in one year or less	                       $4,956   		$4,997
Due after one year through five years	         10,198   		10,334
Due after five years through ten years	           523      		525
Total	                                        $15,677  		$15,856


At June 30, 2000 and December 31, 1999 investment securities with
a principal amount of	$368,842,000 and $317,979,000, respectively,
were pledged to secure repurchase agreements	and public and trust
fund deposits.

NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

[CAPTION]

	                                               June 30, 	December 31,
	                                                   2000	       	1999
                                                 	(000's omitted)
Real estate - construction	                     $107,541    		$94,786
Real estate - mortgages:
   Residential	                                  465,411    		466,881
   Commercial	                                   569,409    		527,970
Commercial - industrial and agricultural	        322,163     	302,877
Consumer installment	                             94,367    		103,763
Gross Loans	                                   1,558,892  		1,496,277
Allowance for loan losses	                       (29,892)	   	(27,134)
Total Loans	                                  $1,528,999 		$1,469,143

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES
Continued

Changes in the allowance for loan losses for the six months ended June 30 were as follows:

[CAPTION]

                                           	2000      		1999
                                           	(000's omitted)
Balance at beginning of period	           $27,134    		$26,677
Charge-offs	                               (1,602)	    	(2,700)
Recoveries	                                 2,360      		2,247
Net recoveries (charge-offs)	                 758       		(453)
Provision for loan losses	                  2,000      		2,000
Balance at end of period	                 $29,892 	   	$28,224


The following table represents S&T's investment in loans considered
to be impaired and related	information on those impaired loans at
June 30, 2000 and December 31, 1999.

[CAPTION]

	                                                       2000		        1999
Recorded investment in loans considered
   to be impaired	                               $16,067,000 		$11,602,000
Loans considered to be impaired that were
   on a	nonaccrual basis                          	5,887,000           		-
Allowance for loan losses related
   to loans considered	to be impaired                     	-		      73,000
Average recorded investment in impaired loans	    13,072,000   		5,948,000
Total interest income recognized on impaired
   loans	                                            899,000   		1,271,000
Interest income on impaired loans recognized
   on a cash basis.                                 	325,000	   	1,107,000


NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $411,464,000 and obligations under standby letters of credit totaled $154,690,000 at June 30, 2000.

At June 30, 2000, S&T had marketable equity securities, totaling
$2,506,394 at amortized cost and $6,755,810 at estimated market
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

Financial Condition

Total assets averaged $2.2 billion in the first six months of 2000, a $95.5 million increase from the 1999 full year average. Average loans increased $95.6 million and average securities and federal funds increased $20.3 million in the first six months of 2000 compared to the 1999 full year average. Funding for this loan and security growth was primarily provided by a $63.1 million increase in average deposits and a $45.6 million increase in average borrowings offset by a decrease of $7.9 million in average retained earnings.

Lending Activity

Average loans increased $95.6 million, or 7% to $1.5 billion for the six months ended June 30, 2000 from the 1999 full year average. Changes in the composition of the average loan portfolio during 2000 included increases of $18.4 million of commercial loans and $93.6 million of commercial real estate loans, offset by decreases of $6.9 million of residential mortgages and $9.5 million of installment loans.

Commercial real estate loans comprise 36% of the loan portfolio.
Although commercial real estate loans can be an area of higher risk, management believes these risks are mitigated by limiting the percentage amount of portfolio composition, a rigorous underwriting review by loan administration and the fact that many of the commercial real estate loans are owner-occupied or rental properties and many are seasoned properties. During 2000, S&T sold $11.8 million of participations in originated commercial real estate loans. The purpose of these sales was to diversify credit risk on larger loans and to generate fee income from servicing.

Residential mortgage lending continued to be a strategic area of focus during the first six months of 2000 through a centralized mortgage origination department, ongoing product redesign, the utilization of commission compensated originators and the implementation of a mortgage banking function. Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At June 30, 2000 the residential mortgage portfolio had a 20% composition of adjustable rate mortgages.

Much of the decline in average residential loans is due to more active participation in the secondary mortgage markets. S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to the Federal
National Mortgage Association (FNMA).   The rationale for these sales
is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first six months of 2000, S&T sold $2.4 million of 1-4 family mortgages to FNMA. S&T will continue to sell longer-term loans to FNMA in the future on a selective basis, especially during periods of lower interest rates.

Installment loan decreases are primarily associated with significantly lower volumes in the indirect auto loan category and S&T's strategy to continue to focus resources toward originations of direct installment loans and home equity loans. Pricing pressures have been unusually intense in the indirect auto loan market during the last two years and the decision was made to exit this line of business and allow the portfolio to liquidate via normal paydowns and pay-off activities. Direct loans and home equity loans increased $8.8 million for the six months ending June 30, 2000 as compared to the 1999 full year average.

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

Security Activity

Average securities increased by $7.3 million in the first six months of 2000 compared to the 1999 full year average. The average increase was comprised of $12.8 million of corporate securities, $3.7 million of corporate equity securities and $9.7 million of Federal Home Loan
Bank (FHLB) stock. Offsetting these increases were average decreases of $7.2 million in U.S. treasury securities, $8.3 million in U.S.
government agency securities, $1.0 million of mortgage-backed securities and $2.4 million of states and political subdivisions.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks to take advantage of the dividends received deduction for corporations. During 2000, the equity portfolio yielded 9.5% on a fully taxable equivalent basis and had unrealized gains, net of nominal unrealized losses, of  $32.2 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to change in market value.
The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities and corporate equities as available for sale. Municipal securities and other debt securities are classified as held to maturity. At June 30, 2000, unrealized gains, net of unrealized losses, for securities classified as available for sale were $21.5 million.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Allowance for Loan Losses

The balance in the allowance for loan losses was $29.9 million or 1.92% of total loans at June 30, 2000 as compared to $27.1 million or 1.81% of total loans at December 31, 1999. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

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

Net loan (recoveries) charge-offs totaled $(0.8) million and $0.5 million in the first six months of 2000 and 1999, respectively. Net charge-offs for the first half of 2000 were reduced by the proceeds received on a previously charged-off floor plan loan in 1998. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at June 30, 2000, was $12.4 million or 0.80% of total loans. This compares to nonperforming loans of $3.0 million or 0.20% of total loans at December 31, 1999. The increase is primarily attributable to three commercial real estate credits where there should be sufficient collateral value, and that real estate is presently for sale.

Asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $63.1 million, or 5% for the six months ended June 30, 2000 as compared to the 1999 full year average. Changes in the average deposit mix included a $23.9 million increase in money market accounts, a $11.4 million increase in demand accounts and a $39.5 million increase in time deposits offset by a $2.6 million decrease in NOW accounts, and a $9.1 million decrease in savings accounts. Some of the changes can be partially explained by strategic initiatives to increase demand accounts and cash management services. In addition, a successful strategy for money market account pricing was implemented in order to make these accounts more competitive with money funds offered at brokerage firms.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Special rate deposits of $100,000 and over were 7% and 6% of total deposits at June 30, 2000 and December 31, 1999, respectively and primarily represent deposit relationships with local customers in our market area. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary. During 1995, S&T issued $25.0 million of retail certificates of deposit through two brokerage firms, further broadening the availability of reasonably priced funding sources. During the first quarter of 2000, S&T joined National CD Rateline which is a firm that trades institutional CD's on the Internet. At June 30, 2000, there were $13.4 million of these brokered and institutional retail certificates of deposit outstanding.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Borrowings

Average borrowings increased $45.6 million for the first six months ended June 30, 2000 compared to the 1999 full year average and were comprised of retail repurchase agreements (REPO's), wholesale
REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOS decreased approximately $2.9 million for the first six months of 2000 compared to the full year 1999 average. S&T views retail REPOS as a relatively stable source of funds since most of these accounts are with local, long-term customers.

Average wholesale REPOS and federal funds decreased by $24.8 million for the first six months of 2000 compared to the full year 1999 average. The increase in core deposits and the availability of reasonably priced long-term borrowings from the FHLB decreased the usage of these types of fundings in 2000.

Average long-term borrowings have increased $73.3 million in the first six months of 2000 as compared to the full year 1999 average. At June 30, 2000, S&T had long-term borrowings outstanding of $265.6 million at a fixed rate and $19.6 million at an adjustable rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advantage of lower cost funds through the FHLB's Community Investment Program and to fund stock buy-backs.

Capital Resources

Shareholders' equity increased $8.2 million at June 30, 2000, compared to December 31, 1999. Net income was $21.9 million and dividends paid to shareholders were $10.8 million for the six months ended June 30, 2000. Also affecting capital is a decrease of $3.2 million in unrealized gains on securities available for sale. There were 16,000 shares of S&T common stock repurchased during the first half of 2000. An authorization is in effect to buy-back up to 1,000,000 shares until December 31, 2000.

S&T paid 49% of net income in dividends, equating to an annual dividend rate of $0.84 per share during the first six months of 2000.
The book value of S&T's common stock increased slightly from $8.88 at December 31, 1999 to $9.19. Equity associated with the available for sale securities portfolio decreased $2.4 million during the first six months of 2000. The market price of S&T's common stock was $18.25 per share at June 30, 2000, compared to $23.19 per share at December
31, 1999.

S&T continues to maintain a strong capital position with a leverage ratio of 10.2% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 12.2% and 14.2% respectively, at June 30, 2000. These ratios place S&T well above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six months ended June 30, 2000 compared to Six months ended June 30, 1999
Net Income

Net income increased to $21.9 million or $0.81 per diluted earnings per share in the first six months of 2000 from $20.3 million or $0.74 per diluted earnings per share for the same period of 1999, representing a 9% improvement. The significant improvement during the first six months of 2000 was the result of higher net interest income and noninterest income offset by normal increases in operating expenses.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $1.5 million or 3% in the first six months of 2000 compared to the same period of 1999. The net yield on interest-earning assets was 4.40% in the first six months of 1999 as compared to 4.64% in the same period of 1999. The decline in the net yield on interest earning assets during 2000 was primarily attributable to the implementation of a bank owned life insurance program in the second quarter of 1999 and to the stock buy-back program, offset by growth in low cost core deposits.

In the first six months of 2000, average securities increased $7.3 million and average loans increased $95.6 million. The yields on average securities increased by 30 basis points during the period and the yield on average loans increased 27 basis points.

In the first six months of 2000, average interest-bearing deposits provided $51.7 million of the funds for the growth in the loan and security portfolios; cost of deposits totaled 4.34%, an increase of 36 basis points from 1999 due to increased rates paid on money market and time deposits. The cost of REPOS and other borrowed funds increased 74 basis points to 6.01%.

Also positively affecting net interest income was a $18.7 million increase to average net free funds. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over non-earning assets. This increase is net of the reduction to shareholders' equity resulting from stock buy-backs during the first half of 1999 and the aforementioned $25 million bank owned life insurance program.

Maintaining consistent spreads between earning assets and costing liabilities is very significant to S&T's financial performance since net interest income comprises 83% of operating revenue. A variety of asset/liablity management strategies were successfully implemented within prescribed ALCO risk parameters that enabled S&T to maintain a net interest margin reasonably consistent with historical levels. The level and mix of funds is continually monitored by ALCO in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

Provision for Loan Losses

The provision for loan losses was $2.0 million for the first six months of 2000 and 1999. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an
impact on probable losses in the loan portfolio.   Also affecting the
amount of provision expense is loan growth, portfolio composition and trends within risk ratings.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit quality statistics are an important factor in determining the amount of provision expense. Net loan (recoveries) charge-offs totaled ($0.8) million for the first six months of 2000 compared to $0.5 million for the same period 1999. Net recoveries for the first half of 2000 were primarily due to proceeds received on a previously charged-off floor plan loan in 1998. Nonperforming loans to total loans was 0.80% at June 30, 2000 compared to 0.27% in the same period of 1999. The increase is attributable to three commercial real estate credits where there should be sufficient collateral value, and that real estate is presently for sale. Also affecting the amount of provision expense is the amount and types of loan growth and portfolio composition. Most of the loan growth in 2000 and 1999 is attributable to larger-sized commercial loans.

Noninterest Income

Noninterest income increased $1.3 million or 17% in the first six months of 2000 as compared to the same period of 1999. Increases included $0.2 million in service charges and fees, $1.2 million in other income, offset by a decrease of $0.1 million in trust income. Security gains decreased $0.4 million in the first six months of 2000 as compared to the same period of 1999.

The $0.2 million increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. The $1.2 million increase in other income was primarily a result of higher performance levels for brokerage activities, merchant and debit card income, equity call options, mortgage servicing revenues as well as bank owned life insurance income from a
transaction entered into in the second quarter of 1999.   These areas
were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

S&T recognized $1.5 million of gains on available for sale securities in the first six months of 2000 as compared to $1.8 million in the same period of 1999. The security gains were taken on available for sale securities in the first six months of 2000 and 1999 in order to maximize returns in the portfolio by taking dvantage of market opportunities when presented. Unrealized gains, net of unrealized losses, in the available for sale portfolio totaled $21.5 million at June 30, 2000.


Noninterest Expense

Noninterest expense increased by $1.2 million or 5% at June 30, 2000 compared to June 30, 1999. Staff expense increased $0.8 million or 7% primarily attributable to normal merit increases and higher incentive payouts. Other expenses increased $0.4 million or 6% as compared to June 30, 1999. This increase included $0.1 million in telephone expense relating to the implementation of a wide area computer communications network and $0.2 million in legal fees related to increased activity in collections as well as the formation of S&T
Insurance Group, LLC.   Other expense increases of $0.1 million were
not significant and reflect normal changes due to activity increases, organization expansion and fee increases from vendors. Occupancy expense decreased $0.2 million or 6% due to timing differences in the payment of annual maintenance agreements and data processing increased $0.2 million due to a refund received from our third party processor in the second quarter of 1999. Average full-time equivalent staff was 658 at June 30, 2000 and 654 at June 30, 1999. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, was 41% at June 30, 2000 and June 30, 1999.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Federal Income Taxes

Federal income tax expense decreased $0.3 million at June 30, 2000 as compared to June 30, 1999 primarily as a result of higher pre-tax income offset by a lower effective tax rate. The effective tax rate for the first six months of 2000 was 28% and 30% in 1999, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared to Three months ended June 30, 1999

Net Income

Net income increased to $11.1 million or $0.41 per diluted earnings per share in the second quarter of 2000 from $10.1 million or $0.37 per diluted earnings per share for the same period of 1999. This significant improvement is due to higher net interest income, higher noninterest income and minimal increases in operating expenses.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $0.6 million or 2% in the second quarter of 2000 compared to the same period of 1999. This improvement in net interest income resulted from a higher level of earning assets while maintaining fairly consistent spreads.

Average earning assets increased by $167.5 million as compared to the second quarter of 1999, primarily as a result of $128.8 million of loan growth and $25.7 million of security growth. Funding for this asset growth was provided by available for sale securities sales, deposit growth, increased borrowings and earnings retained.

Net interest margin on a fully taxable equivalent basis was 4.36% for the second quarter of 2000, as compared to 4.61% for the same period of 1999.

Provision for Loan Losses

The provision for loan losses was $1.0 million in the second quarter of
2000 and 1999.   Net loan charge-offs totaled $0.5 million for the
second quarter of 2000 compared to $0.2 million for the same period of 1999. The provision expense in 2000 and 1999 is the result of an effort to maintain S&T's allowance for loan losses to total loans at a relatively consistent level with charge-offs, loan growth, a continuing mix change in the loan portfolio to a greater percentage of commercial loans and management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio.

Noninterest Income

Noninterest income increased $0.8 million or 20% in the second quarter of 2000 as compared to 1999. Increases included $0.2 million in service charges and $0.7 million in other income during the second quarter of 2000. Trust income decreased $0.1 million in the second
quarter of 2000 as compared to the same period of 1999.    Security
gains decreased $0.2 million in the second quarter of 2000 as compared to the same period of 1999.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The 11% increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. The 50% increase in other income was primarily a result of increased performance for brokerage activities, loan related fees, merchant and debit card income and BOLI investment income. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

During the second quarter of 2000, S&T realized equity security gains of $1.0 million offset by $0.4 million in losses from the available for sale bond portfolio. The available for sale equity security gains were taken in order to maximize returns by taking advantage of market opportunities when presented.

Noninterest Expense

Noninterest expense increased $0.7 million or 6% in the second quarter of 2000 as compared to the second quarter of 1999. The increase is primarily attributable to increased employment and other expenses. Staff expense increased $0.4 million or 7% as compared to the same period of 1999. The increase is a result of normal merit increases and higher incentive payouts. Data processing increased $0.2 million due to a refund received from our third party processor in the second quarter of 1999. Other expenses increased $0.1 million primarily due to normal organizational expansion and fee increases from vendors.

Federal Income Taxes

Federal income tax expense decreased slightly in the second quarter of 2000 as compared to the second quarter of 1999. The decrease is primarily attributable to higher pre-tax income offset by a lower effective tax rate. The effective tax rate for the second quarter of 2000 was 28% and 30% for the second quarter of 1999, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits
(LIHTC).

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

Although considered unlikely, unanticipated problems in S&T's core business processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remediate affected systems and develop contingency plans. Management will continue to monitor all business processes, including interaction with S&T's business customers, vendors and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly.

Through second quarter of 2000, the cost of the Year 2000 project totaled approximately $0.3 million. Purchased hardware and software was capitalized in accordance with normal policy. Personnel and all other costs related to the project was expensed as incurred.

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





                                               S&T Bancorp, Inc.
                                              (Registrant)

Date:  August 11, 2000                         /S/ Robert E. Rout
                                               Robert E. Rout
                                               Principal Accounting Officer