Form 10-Q
period 2000-09-30
S&T BANCORP INC
filed 2000-11-08
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000

OR

      TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number                   0-12508

S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)

         Pennsylvania                  25-1434426
(State or other jurisdiction of        (I.R.S. EMPLOYER
incorporation or organization)         Identification No.)

43 South Ninth Street, Indiana, PA         15701
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


Common Stock, $2,50 Par Value - 26,984,512 shares as of October 06, 2000

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                            Page No.

Item 1.  Financial Statements

Condensed consolidated balance sheets -
September 30, 2000 and December 31, 1999                   3

Condensed consolidated statements of income -
three months ended September 30, 2000 and 1999,
and nine months ended September 30, 2000 and 1999          4

Condensed consolidated statements of cash
flows - nine months ended September 30, 2000
and 1999                                                   5

Notes to condensed consolidated financial
Statements                                               6-9

Item 2.  Management's discussion and analysis of
financial condition and results of operations           10-18



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                 19

SIGNATURES                                                20

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
[CAPTION]

                                              September 30,     December 31,
                                                   2000            1999
                                        (000's omitted except per share data)
ASSETS
  Cash and due from banks                           $38,759       $38,663
  Interest-earning deposits with banks                   52            54
  Federal funds sold                                               15,400
  Securities:
     Available for sale                             575,911       557,994
     Held to maturity (market value $15,471
     in 2000 and $17,527 in 1999)                    15,292        17,230
  Total Securities                                  591,203       575,224

  Loans, net of allowance for loan losses
     of $30,030 in 2000 and $27,134 in 1999       1,564,306     1,469,143
  Premises and equipment                             20,417        20,678
  Other assets                                       81,531        74,911
TOTAL ASSETS                                     $2,296,268    $2,194,073

LIABILITIES
  Deposits:
     Noninterest-bearing                           $234,519      $219,202
     Interest-bearing                             1,259,546     1,215,863
  Total Deposits                                  1,494,065     1,435,065

  Securities sold under repurchase agreements        99,183       116,009
  Long term borrowings                              384,868       364,062
  Other liabilities                                  53,345        39,237
TOTAL LIABILITIES                                 2,031,461     1,954,373

SHAREHOLDERS' EQUITY
  Preferred stock, without par value,
    10,000,000 shares authorized
    and none outstanding                                  -             -
  Common stock ($2.50 par value)
     Authorized - 50,000,000 shares
       in 2000 and 1999
     Issued - 29,714,038 shares
       in 2000 and 1999                              74,285        74,285
  Additional paid in capital                         21,053        21,070
  Retained earnings                                 195,733       179,129
  Accumulated other comprehensive income             25,161        16,410
  Treasury stock (2,728,526 shares at
     September 30, 2000 and 2,715,221 at
     December 31,1999, at cost)                     (51,425)      (51,194)
TOTAL SHAREHOLDERS' EQUITY                          264,807       239,700
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                          $2,296,268    $2,194,073

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
[CAPTION]

                            For three months ended        For nine months ended
                                 September 30,                 September 30,
                               2000         1999            2000          1999
INTEREST INCOME
  Loans, including fees        $35,503   $30,402        $101,497       $88,557
  Deposits with banks                2         1               6             3
  Federal funds sold               466        76           1,186           335
  Investment securities:
     Taxable                     8,087     8,133          23,930        22,829
     Tax-exempt                    189       221             599           729
     Dividends                   1,080       997           3,224         2,955
Total Interest Income           45,327    39,830         130,442       115,408

INTEREST EXPENSE
  Deposits                      14,655    11,936          41,364        35,002
  Securities sold under
repurchase agreements            1,172     1,786           4,314         5,085
  Federal funds purchased           60        93              80           214
  Long-term borrowings           6,555     4,111          17,592        10,522
Total Interest Expense          22,442    17,926          63,350        50,823
NET INTEREST INCOME             22,885    21,904          67,092        64,585
  Provision for loan losses      1,000     1,000           3,000         3,000

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN
LOSSES                          21,885    20,904          64,092        61,585

NONINTEREST INCOME
  Security gains, net              961     1,017           2,424         2,843

  Trust fees                       911       955           2,767         2,888
  Service charges on deposit
     Accounts                    1,787     1,613           4,987         4,588
  Other                          2,058     1,822           6,272         4,846
Total Noninterest Income         4,756     4,390          14,026        12,322

NONINTEREST EXPENSE
  Salaries and employee
     benefits                    5,967     6,003          17,826        17,065
  Occupancy, net                   775       697           2,230         2,195
  Furniture and equipment          644       534           1,977         2,017
  Other taxes                      426       398           1,242         1,142
  Data processing                  572       564           1,839         1,648
  FDIC assessment                   74        58             221           178
  Other                          3,272     2,980           8,884         8,319
Total Noninterest Expense       11,730    11,234          34,219        32,564

INCOME BEFORE INCOME TAXES      15,872    15,076          46,323        44,186
  Applicable income taxes        4,459     4,592          12,980        13,418
NET INCOME                     $11,413   $10,484         $33,343       $30,768

PER COMMON SHARE
  Net Income - Basic             $0.42     $0.39           $1.24         $1.13
  Net Income - Diluted            0.42      0.38            1.23          1.12
  Dividends                       0.21      0.19            0.62          0.56
  Average Common Shares
  Outstanding - Basic           26,987    27,086          26,994        27,236
  Average Common Shares
  Outstanding - Diluted         27,071    27,273          27,078        27,448

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[CAPTION]

                                                 Nine Months Ended September 30
                                                      2000            1999
                                                        (ooo's omitted)
Operating Activities
Net Income                                           $33,343        $30,768
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses                            3,000          3,000
  Provision for depreciation and amortization          1,707          1,645
  Net amortization of investment security
    premiums                                             266            479
  Net accretion of loans and deposit discounts          (204)
  Net gains on sales of securities available
       for sale                                       (2,424)        (2,843)
  Deferred income taxes                               (1,969)         1,142
  Increase in interest receivable                     (2,944)        (2,496)
  Increase (decrease) in interest payable                886           (213)
  Increase in other assets                            (2,388)       (25,332)
  Increase in other liabilities                        1,441            383
  Net Cash Provided by Operating Activities           30,714          6,533

Investing Activities
  Net decrease in interest-earning
     deposits with banks                                   2              1
  Net decrease in federal funds sold                  15,400         19,300
  Proceeds from maturities of investment
      securities                                       1,930          3,058
  Proceeds from maturities of securities
      available for sale                              11,280         93,528
  Proceeds from sales of securities
      available for sale                              61,155        212,517
  Purchases of securities available for sale         (74,721)      (348,080)
  Net increase in loans                             (114,572)      (117,669)
  Proceeds from the sale of loans                     16,613         18,535
  Purchases of premises and equipment                 (1,483)        (1,599)
  Other, net                                              37            (75)
  Net Cash Used in Investing Activities              (84,359)      (120,484)

Financing Activities
  Net increase in demand, NOW, MMI,
       and savings deposits                            9,226         21,391
  Net increase in certificates of deposit             49,774         10,771
  Net decrease in repurchase agreements              (16,826)       (39,880)
  Net increase in federal funds purchased              7,750          5,000
  Proceeds from long-term borrowing                  116,075        163,844
  Repayments on long-term borrowing                  (95,269)       (25,000)
  Acquisition of treasury stock                         (326)       (19,143)
  Sale of treasury stock                                  96          1,030
  Cash dividends paid to shareholders                (16,759)       (15,032)
  Net Cash Provided by Financing
      Activities                                      53,741        102,981

  Increase (decrease) in Cash and
       Cash Equivalents                                   96        (10,970)
  Cash and Cash Equivalents at Beginning
        of Period                                     38,663         48,736
  Cash and Cash Equivalents at End
        of Period                                    $38,759        $37,766

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
September 30, 2000
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instrucitons to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1999.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in diluted earnings per share. Average shares outstanding for computing basic earnings per share were 26,994,403 and 27,236,036 for the nine month period ending September 30, 2000 and 1999. Average shares outstanding for computing dilutive earnings per share were 27,078,208 and 27,447,842 for the nine month period ending September 30, 2000 and 1999.
In computing dilutive earnings per share, average shares outstanding have been increased by the common stock equivalents relating to S&T's available stock options.

Components of comprehensive income for S&T include net income and unrealized gains or losses on S&T's available-for-sale securities. During the nine months ended September 30, 2000 and 1999, total comprehensive income amounted to $42,094,000 and $15,100,000.

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), as amended by Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Statement No. 133" (Statement No. 137), is effective in 2001, and requires measuring and recording the change in fair value of derivative instruments. S&T is currently in the process of evaluating the impact of Statement No. 133. Statement No. 133 is not expected to materially affect S&T's financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
NOTE B--SECURITIES

The amortized cost and estimated market value of securities as of September 30 are as follows:
[CAPTION]


2000                                            Available for Sale
                                               Gross       Gross    Estimated
                               Amortized  Unrealized   Unrealized      Market
                                    Cost       Gains       Losses       Value
                                                  (000's omitted)
Obligations of U.S. government
  corporations and agencies       $352,369      $788     ($5,719)    $347,438
Mortgage-backed securities           5,580        61          (2)       5,639
U.S. treasury securities            13,597       466          (1)      14,062
Corporate securities                63,667         8      (1,321)      62,354
Debt securities available
   for sale                        435,213     1,323      (7,043)     429,493
Marketable equity securities        61,736    47,142      (2,713)     106,165
Other securities                    40,253                             40,253
Total                             $537,202   $48,465     ($9,756)    $575,911

2000                                             Held to Maturity
                                               Gross       Gross    Estimated
                               Amortized  Unrealized  Unrealized       Market
                                    Cost       Gains      Losses        Value
                                                  (000's omitted)
Obligation of states and
   political subdivisions          $13,292      $162         ($2)    $13,452
Corporate securities                 2,000        19                   2,019
Total                              $15,292      $181         ($2)    $15,471

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
NOTE B--SECURITIES
Continued

During the period ended September 30, 2000, there were $2,424,278 in realized gains relative to securities available for sale.

The amortized cost and estimated market value of debt securities at September 30, 2000, by contractual maturity, are shown below.

[CAPTION]

                                                                 Estimated
                                         Amortized                 Market
Available for Sale                          Cost                   Value
                                                 (000's omitted)
Due in one year or less                  $13,501                 $13,467
Due after one year through five years    259,376                 256,285
Due after five years through ten years   162,336                 159,741
Total                                   $435,213                $429,493

                                                                 Estimated
                                         Amortized                 Market
Held to Maturity                            Cost                   Value
                                                  (000's omitted)

Due in one year or less                   $5,278                  $5,301
Due after one year through five years     10,014                  10,170
Total                                    $15,292                 $15,471


At September 30, 2000 and December 31, 1999 investment securities with a principal amount of $347,286,000 and $317,979,000, respectively, were pledged to secure repurchase agreements and public and trust fund deposits.

NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

[CAPTION]

                                          September 30,     December 31,

                                               2000             1999

                                                 (000's omitted)
Real estate - construction                   $126,226          $94,786
Real estate - mortgages:
   Residential                                468,261          466,881
   Commercial                                 566,447          527,970
Commercial - industrial and agricultural      340,560          302,877
Consumer installment                           92,842          103,763
Gross Loans                                 1,594,336        1,496,277
Allowance for loan losses                     (30,030)         (27,134)
Total Loans                                $1,564,306       $1,469,143

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES
Continued

Changes in the allowance for loan losses for the nine months ended September 30 were as follow
[CAPTION]

                                          2000         1999
                                          (000's omitted)
Balance at beginning of period         $27,134      $26,677
Charge-offs                             (2,814)      (3,870)
Recoveries                               2,710        2,598
Net (charge-offs)                         (104)      (1,272)
Provision for loan losses                3,000        3,000
Balance at end of period               $30,030      $28,405

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans at September 30, 2000 and December 31, 1999.

[CAPTION]

                                                 2000            1999
Recorded investment in loans considered
   to be impaired                            $14,566,000     $11,602,000
Loans considered to be impaired that
   were on a nonaccrual basis                  5,187,000               -
Allowance for loan losses related to
   loans considered to be impaired                     -          73,000
Average recorded investment in impaired
   loans                                      13,445,000       5,948,000
Total interest income recognized on
   impaired loans                              1,346,000       1,271,000
Interest income on impaired loans
   recognized on a cash basis.                   640,000       1,107,000

NOTE D--FINANCIAL INSTRUMENT



S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial conditionand ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $421,216,000 and obligations under standby letters of credit totaled $154,858,000 at September 30, 2000.

At September 30, 2000, S&T had marketable equity securities, totaling $727,310 at amortized cost and $2,534,025 at estimated market value, that were subject to covered call option contracts. The purpose of these contracts was to generate fee income for S&T.

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

Financial Condition

Total assets averaged $2.2 billion in the first nine months of 2000, a $115.8 million increase from the 1999 full year average. Average loans increased $110.1 million and average securities and federal funds increased $22.3 million in the first nine months of 2000 compared to the 1999 full year average. Funding for this loan and security growth was primarily provided by a $70.3 million increase in average deposits and a $69.3 million increase in average borrowings, offset by a decrease of $2.8 million in average retained earnings.

Lending Activity

Average loans increased $110.1 million, or 8% to $1.5 billion for the nine months ended September 30, 2000 from the 1999 full year average. Changes in the composition of the average loan portfolio during 2000 included increases of $21.3 million of commercial loans, $106.5 million of commercial real estate loans, offset by decreases of $6.6 million of residential mortgages and $11.1 million in installment loans.

Commercial real estate loans comprise 36% of the loan portfolio.
Although commercial real estate loans can be an area of higher risk, management believes these risks are mitigated by limiting the percentage amount of portfolio composition, a rigorous underwriting review by loan administration and the fact that many of the commercial real estate loans are owner-occupied or rental properties and many are seasoned properties. During 2000, S&T sold $12.8 million of participation's of originated commercial real estate loans. The purpose of these sales was to diversify credit risk on larger loans and to generate fee income from servicing.

Residential mortgage lending continued to be a strategic area of focus during the first nine months of 2000 through a centralized mortgage origination department, ongoing product redesign, the utilization of commission compensated originators and the implementation of a mortgage banking function. Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies. These policies generally

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At September 30, 2000 the residential mortgage portfolio had a 20% composition of adjustable rate mortgages.

Much of the decline in average residential loans is due to more active participation in the secondary mortgage markets. S&T periodically originates to sell longer-term, lower-yielding 1-4 family mortgages to
the Federal National Mortgage Association (FNMA).   The rationale for
these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first nine months of 2000, S&T sold $3.8 million of 1-4 family mortgages to FNMA. S&T will continue to sell longer-term loans to FNMA in the future on a selective basis, especially during periods of lower interest rates.

Installment loan decreases are primarily associated with significantly lower volumes in the indirect auto loan category and S&T's strategy to continue to focus resources toward originations of direct installment loans and home equity loans. Pricing pressures have been unusually intense in the indirect auto loan market during recent years and the decision was made to exit this line of business and allow the portfolio to liquidate via normal paydowns and pay-off activities. Direct loans and home equity loans increased $9.5 million for the nine months ending September 30, 2000 as compared to the 1999 full year average.

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

Security Activity

Average securities increased by $7.8 million in the first nine months of 2000 compared to the 1999 full year average. The average increase was comprised of $11.8 million of corporate securities, $4.2 million of corporate equity securities and $9.7 million of Federal Home Loan Bank
(FHLB) stock. Offsetting these increases were average decreases of $7.2 million in U.S. treasury securities, $6.9 million in U.S. government agency securities, $1.0 million of mortgage-backed securities and $2.8 million of states and political subdivisions.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks to take advantage of the dividends received deduction for corporations. During 2000, the equity portfolio yielded 9.4% on a fully taxable equivalent basis and had unrealized gains, net of nominal unrealized losses, of $44.4 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to change in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities and corporate equities as available for sale. Municipal securities and other debt securities are classified as held to maturity. At September 30, 2000, unrealized gains, net of unrealized losses, for securities classified as available for sale were $38.7 million.

Allowance for Loan Losses

The balance in the allowance for loan losses was $30.0 million or 1.88%

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of total loans at September 30, 2000 as compared to $27.1 million or 1.81% of total loans at December 31, 1999. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

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

Net loan charge-offs totaled $0.1 million and $1.3 million in the first nine months of 2000 and 1999, respectively. Net charge-offs for the first nine months of 2000 were reduced by the proceeds received on a previously charged-off floor plan loan in 1998. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at September 30, 2000, was $7.8 million or 0.49% of total loans. This compares to nonperforming loans of $3.0 million or 0.20% of total loans at December 31, 1999. The increase is primarily attributable to two commercial real estate credits where the real estate is presently for sale.

Asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $70.3 million, or 5% for the nine months ended September 30, 2000 as compared to the 1999 full year average. Changes in the average deposit mix included a $24.7 million increase in money market accounts, a $12.7 million increase in demand accounts and a $45.5 million increase in time deposits, offset by a $2.4

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million decrease in NOW accounts, and a $10.2 million decrease in savings accounts. Some of the changes can be partially explained by strategic initiatives to increase demand accounts and cash management services. In addition, a successful strategy for money market account pricing was implemented in order to make these accounts more competitive with money funds offered at brokerage firms.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Special rate deposits of $100,000 and over were
8% and 6% of total deposits at September 30, 2000 and December 31,
1999, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, S&T has the ability to access both public and private markets to raise long-term funding if
necessary.   During the first quarter of 2000, S&T joined National CD
Rateline which is a firm that trades institutional CD's on the Internet. At September 30, 2000, there were $3.5 million of these brokered and institutional retail certificates of deposit outstanding.

Borrowings

Average borrowings increased $51.7 million for the first nine months ended September 30, 2000 compared to the 1999 full year average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOS  decreased approximately $5.8 million for the first nine months of 2000 compared to the full year 1999
average.    S&T views retail REPOS as a relatively stable source of
funds since most of these accounts are with local, long-term customers. Average wholesale REPOS and federal funds decreased by $32.4 million for the first nine months of 2000 compared to the full year 1999 average. The increase in core deposits and the availability of reasonably priced long-term borrowings from the FHLB decreased the usage of these types of fundings in 2000.

Average long-term borrowings have increased $89.9 million in the first nine months of 2000 as compared to the full year 1999 average. At September 30, 2000, S&T had long-term borrowings outstanding of $265.6 million at a fixed rate and $7.1 million at an adjustable rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advantage of lower

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

cost funds through the FHLB's Community Investment Program and to fund stock buy-backs.

Capital Resources

Shareholders' equity increased $25.1 million at September 30, 2000, compared to December 31, 1999. Net income was $33.3 million and dividends paid to shareholders were $16.8 million for the nine months ended September 30, 2000. Also affecting capital is a increase of $8.7 million related to the available for sale securities portfolio. There were 18,400 shares of S&T common stock repurchased during the first nine months of 2000. An authorization is in effect to buy-back up to 1,000,000 shares until December 31, 2000.

S&T paid 50% of net income in dividends, equating to an annual dividend rate of $0.84 per share during the first nine months of 2000. The book value of S&T's common stock increased from $8.88 at December 31, 1999 to $9.81. The market price of S&T's common stock was $19.00 per share at September 30, 2000, compared to $23.19 per share at December 31, 1999.

S&T continues to maintain a strong capital position with a leverage ratio of 10.3% as compared to the minimum regulatory guideline of 3.0%.
S&T's risk-based capital Tier I and Total ratios were 12.2% and 14.5% respectively, at September 30, 2000. These ratios place S&T well above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.





RESULTS OF OPERATIONS

Nine months ended September 30, 2000 compared to Nine months ended September 30, 1999
Net Income

Net income increased to $33.3 million or $1.23 per diluted earnings per share in the first nine months of 2000 from $30.8 million or $1.12 per diluted earnings per share for the same period of 1999, representing a 10% improvement. The significant improvement during the first nine months of 2000 was the result of higher net interest income and noninterest income, offset by normal increases in operating expenses.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $2.5 million or 4% in the first nine months of 2000 compared to the same period of 1999. The net yield on interest-earning assets was 4.40% in the first nine months of 1999 as compared to 4.59% in the same period of 1999. The decline in the net yield on interest earning assets during 2000 was primarily attributable to the implementation of a bank owned life insurance program in the second quarter of 1999, higher borrowing costs and funding for the stock buy-back program. Partially offsetting these negative factors for the net yield on net interest income rate was a program to reduce cash and due from balances and growth in low cost core deposits.

In the first nine months of 2000, average securities increased $13.7 million and average loans increased $128.4 million. The yields on average securities increased by 30 basis points during the period and the yield on average loans increased 41 basis points.

In the first nine months of 2000, average interest-bearing deposits provided $64.6 million of the funds for the growth in the loan and security portfolios; cost of deposits totaled 4.44%, an increase of 47 basis points from 1999 due to increased rates paid on money market and time deposits. The cost of REPOS and other borrowed funds increased 97 basis points to 6.10%. Borrowed funds costs were affected by a restructuring program directed toward more longer term fixed rate borrowings.

Also positively affecting net interest income was a $24.3 million increase to average net free funds. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over non-earning assets. Demand deposit growth and the initiative to reduce branch cash are primarily responsible for the increase. This increase is net of the reduction to shareholders' equity resulting from stock buy-backs during the first nine months of 1999 and the aforementioned $25 million bank owned life insurance program.

Maintaining consistent spreads between earning assets and costing liabilities is very significant to S&T's financial performance since net interest income comprises 80% of operating revenue. A variety of asset/liability management strategies were successfully implemented within prescribed ALCO risk parameters that enabled S&T to maintain a net interest margin reasonably consistent with historical levels. The level and mix of funds is monitored by ALCO in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

Provision for Loan Losses

The provision for loan losses was $3.0 million for the first nine months of 2000 and 1999. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on probable losses in the loan portfolio. Also affecting the amount of provision expense is loan growth, portfolio composition and trends within risk ratings.

Credit quality statistics are an important factor in determining the amount of provision expense. Net loan charge-offs totaled $0.1 million for the first nine months of 2000 compared to $1.3 million for the same period 1999. The decrease in net charge-offs for the first nine months of 2000 is primarily due to proceeds received on a previously charged-off floor plan loan in 1998. Nonperforming loans to total loans was 0.49% at September 30, 2000 compared to 0.24% in the same period of 1999. The increase is attributable to two commercial real estate credits where that real estate is presently for sale. Also affecting the amount of provision expense is the amount and types of loan growth and portfolio composition. Most of the loan growth in 2000 and 1999 is attributable to larger-sized commercial loans.

Noninterest Income

Noninterest income increased $1.7 million or 14% in the first nine months of 2000 as compared to the same period of 1999. Increases included $0.4 million in service charges and fees, $1.4 million in other income, offset by a decrease of $0.1 million in trust income. Security gains decreased $0.4 million in the first nine months of 2000 as compared to the same period of 1999.

The $0.4 million increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. The $1.4 million increase in other income was primarily a result of higher performance levels for brokerage activities, merchant and debit card income, loan related fees as well as bank owned life insurance income from a transaction entered into in the second
quarter of 1999.   These areas were the focus of several strategic
initiatives and product enhancements implemented in order to expand this source of revenue.

S&T recognized $2.4 million of gains on available for sale securities in the first nine months of 2000 as compared to $2.8 million in the same period of 1999. The security gains were taken on available for sale securities in the first nine months of 2000 and 1999 in order to maximize returns in the portfolio by taking advantage of market opportunities when

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

presented. Unrealized gains, net of unrealized losses, in the available for sale portfolio totaled $38.7 million at September 30, 2000.


Noninterest Expense

Noninterest expense increased by $1.7 million or 5% at September 30,
2000 compared to September 30, 1999. Staff expense increased $0.8 million or 4% primarily attributable to normal merit increases and higher incentive payouts. Other expenses increased $0.7 million or 7% as compared to September 30, 1999. This increase included $0.1 million in telephone expense relating to the implementation of a wide area computer communications network and $0.6 million in legal fees related to increased activity in loan collections as well as the formation of S&T
Insurance Group, LLC.   Data processing expense increased $0.2 million
due to a refund received from our third party processor in the second quarter of 1999. Average full-time equivalent staff was 660 at September 30, 2000 and 658 at September 30, 1999. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, was 41% at September 30, 2000 and September 30, 1999.



Federal Income Taxes

Federal income tax expense decreased $0.4 million at September 30, 2000 as compared to September 30, 1999 primarily as a result of a lower effective tax rate. The effective tax rate for the first nine months of 2000 was 28% and 30% in 1999, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

RESULTS OF OPERATIONS

Three months ended September 30, 2000
compared to Three months ended September 30, 1999

Net Income

Net income increased to $11.4 million or $0.42 per diluted earnings per share in the third quarter of 2000 from $10.5 million or $0.38 per diluted earnings per share for the same period of 1999. This significant improvement is due to higher net interest income, higher noninterest income, offset by relatively normal increases in operating expenses.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $1.0 million or 4% in the third quarter of 2000 compared to the same period of 1999. This improvement in net interest income resulted from a higher level of earning assets while maintaining fairly consistent spreads.

Average earning assets increased by $140.1 million as compared to the third quarter of 1999, primarily as a result of $127.8 million of loan growth. Funding for this asset growth was provided by available for sale securities sales, deposit growth, increased borrowings and earnings retained.

Net interest margin on a fully taxable equivalent basis was 4.40 for the third quarter of 2000, as compared to 4.50 for the same period of 1999.

Provision for Loan Losses

The provision for loan losses was $1.0 million in the third quarter of
2000 and 1999.   Net loan charge-offs totaled $0.9 million for the third
quarter of 2000 compared to $0.8 million for the same period of 1999.
The provision expense in 2000 and 1999 is the result of an effort to maintain S&T's allowance for loan losses to total loans at a relatively consistent level with charge-offs, loan growth, a continuing mix change in the loan portfolio to a greater percentage of commercial loans and management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio.

Noninterest Income

Noninterest income increased $0.4 million or 8% in the third quarter of 2000 as compared to 1999. Increases included $0.2 million in service charges and $0.2 million in other income during the third quarter of 2000. Security gains decreased $0.1 million in the third quarter of 2000 as compared to the same period of 1999.

The 11% increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. The 13% increase in other income was primarily a result of increased performance for brokerage activities, loan related fees, merchant and debit card income. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

During the third quarter of 2000, S&T realized equity security gains of $1.6 million offset by $0.6 million in losses from the available for sale bond portfolio. The available for sale equity security gains were taken in order to maximize returns by taking advantage of market opportunities when presented. The available for sale bond portfolios were part of a balance sheet restructuring effort.

Noninterest Expense

Noninterest expense increased $0.5 million or 4% in the third quarter of 2000 as compared to the third quarter of 1999. The increase is primarily attributable to increased occupancy expense and other expenses.
Occupancy expense increased $0.2 million due to a new support facility, a new branch and a change in timing of maintenance contracts with various vendors. Other expenses increased $0.3 million primarily due to normal organizational expansion, fee increases from vendors and legal fees due to increased collection activities.

Federal Income Taxes

Federal income tax expense decreased $0.1 million in the third quarter of 2000 as compared to the third quarter of 1999. The decrease is primarily attributable to a lower effective tax rate. The effective tax rate for the third quarter of 2000 was 28% and 30% for the third quarter of 1999, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

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

Through third quarter of 2000, the cost of the Year 2000 project totaled approximately $0.3 million. Purchased hardware and software was capitalized in accordance with normal policy. Personnel and all other costs related to the project was expensed as incurred.


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



                                      S&T Bancorp, Inc.
                                      (Registrant)


Date:   November 8, 2000            /s/ Robert E. Rout
                                      Robert E. Rout
                                      Executive Vice President &
                                      Chief Financial Officer