Form 10-K
period 2000-12-31
S&T BANCORP INC
filed 2001-03-26
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                             FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934.

For the fiscal year ended December 31, 2000

Commission file number 0-12508
                           S&T BANCORP, INC.
         (Exact name of registrant as specified in its charter)

Pennsylvania                                            25-1434426
(State or other jurisdiction of
  incorporation of organization)         (I.R.S. Employer Identification No.)

43 South Ninth Street,  Indiana, PA                           15701
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code           (800) 325-2265

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2001:

Common Stock, $2.50 par value -   $558,130,740

The number of shares outstanding of the issuer's classes of common stock as of February 28, 2001:

Common Stock, $2.50 par value -   26,976,912 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2000 are incorporated by reference into Part II.

Portions of the proxy statement for the annual shareholders meeting to be held April 16, 2001 are incorporated by reference into Part III.

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

  As of December 31, 2000, S&T had $2.3 billion in total assets, $277 million in total shareholders' equity and $1.5 billion in total deposits. Deposits are insured by the Federal Deposit Insurance
Corporation ("FDIC") to the full extent provided by law.

  Total trust assets were approximately $649 million at December 31, 2000. Trust services include services as executor and trustee under wills and deeds, and as guardian and custodian of employee benefit trusts.

  S&T Bank is a full service bank with its Main Office at 800 Philadelphia Street, Indiana, Pennsylvania, providing service to its customers through a branch network of 39 offices located in Armstrong, Allegheny, Indiana, Jefferson, Clarion, Clearfield and Westmoreland counties.

  S&T Bank services include accepting time and demand deposit accounts, making secured and unsecured commercial and consumer loans, providing letters of credit, and offering discount brokerage services, personal financial planning and credit card services. S&T Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). S&T Bank does not experience significant fluctu-ations in deposits.

Employees

  As of December 31, 2000, S&T Bank had a total of 662 full-time equivalent employees. S&T provides a variety of employment benefits and considers its relationship with its employees to be good.

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

  The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. S&T is presently engaged in three nonbanking activities: S&T Investment Company, Inc., which is an investment holding company, and Commonwealth Trust Credit Life
Insurance Company ("CTCLIC") and S&T Insurance Group, LLC. S&T Investment Company, Inc. was formed in June 1988 to hold and manage a group of investments previously owned by S&T Bank and to give S&T additional latitude to purchase other investments. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC distributes high-quality life insurance and long-term disability income insurance products.

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

S&T Bank

   As a state-chartered commercial bank, the deposits of which are insured by the Bank Insurance Fund ("BIF") of the FDIC, S&T Bank is subject to the supervision and regulation of the Pennsylvania Depart-ment of Banking ("PADB") and the FDIC. S&T Bank also is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted, and limits on the type of other activities in which S&T Bank may engage and the investments it may make. Various consumer and compliance laws and regulations also affect S&T Bank's operations.

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

Capital

   The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, S&T and S&T Bank each generally is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit), of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance ("Tier 2 capital") and, together with Tier 1 capital, ("Total capital"). At December 31, 2000, S&T's Tier 1 and Total capital ratios were 12.28 percent and 14.61 percent, respectively, and the ratios of Tier 1 capital and Total capital to total risk-adjusted assets for S&T Bank were 9.11 percent and 10.37 percent, respectively.

   In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to four percent for bank and bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing significant growth or expansion. All other banks and bank holding companies will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. S&T's leverage ratio at December 31, 2000 was 10.41 percent, and S&T Bank's leverage ratio was 7.64 percent.

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

Payment of Dividends

   S&T is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of the revenues of S&T result from amounts paid as dividends to S&T by S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. S&T does not expect that any of these laws, regulations or policies will materially impact its ability or the ability of S&T Bank to pay dividends. During the year ended December 31, 2000, S&T Bank paid $22.1 million in cash dividends to S&T.

Other Safety and Soundness Regulations

   The federal banking agencies possess broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," as defined by the law. As of December 31, 2000, S&T Bank was classified as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions and is not intended to be, and should not be interpreted as, a representation overall financial condition or prospects of any financial institution.

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

Interstate Banking and Branching

   The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nation-wide and state-imposed concentration limits. Effective June 1, 1997, S&T Bank has the ability, subject to certain restrictions, including state opt-out provisions, to acquire by acquisition or merger, branches of banks located outside of Pennsylvania, its home state.
The establishment of de novo interstate branches also will be possible in those states where expressly permitted. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Competition

   All phases of S&T Bank's business are highly competitive. S&T Bank's market area is western Pennsylvania, with a representation in Indiana, Armstrong, Allegheny, Jefferson, Clarion, Clearfield and Westmoreland counties. S&T Bank competes with local national and state banks, thrift institutions, mortgage bankers, finance companies and insurance companies within its market area.
The proximity of Indiana to metropolitan Pittsburgh results in a significant impact on the S&T market because of media influence and penetration by larger financial institutions, such as Mellon Bank, National City Bank and PNC Bank.

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

  Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Interest on loans to and obligations of state, municipalities and other public entities is not subject to federal income tax. As such, the stated (pre-tax) yield on these assets is lower than the yields on taxable assets of similar risk and maturity. In order to make the pre-tax income and resultant yields comparable to taxable loans and investments, a taxable equivalent adjustment was added to interest income in the tables below. This adjustment has been calculated using the U.S. federal statutory income tax rate of 35% for 2000, 1999 and 1998. The following table demonstrates the amount that has been added to interest income per the summary of operations.

[CAPTION]

                                              Year Ended December 31

                                           2000         1999        1998
                                           (In thousands of dollars)
Interest income per consolidated
   statements of income                $176,184     $156,727     $151,438
Adjustment to fully taxable
  equivalent basis                        3,105        3,098        3,048
Interest income adjusted to fully
  taxable equivalent basis              179,289      159,825      154,486
Interest expense                         86,141       69,942       69,156

Net interest income adjusted to fully
  taxable equivalent basis              $93,148      $89,883      $85,330

PAGE 7

Item 1. BUSINESS -- Continued

Average Balance Sheet and Net Interest Income Analysis

[CAPTION]

                                                                             December 31
                                                      2000                       1999                         1998
                                          Average            Yield/   Average            Yield/   Average            Yield/
                                          Balance   Interest  Rate    Balance  Interest   Rate    Balance   Interest  Rate
                                                                       (in thousands of dollars)
ASSETS

Interest-earning assets:
   Loans (1)(2)                          $1,548,945 $138,860  8.96%  $1,421,906 $121,424  8.54%  $1,314,984 $115,993  8.82%
   Taxable investment securities            535,135   37,895  7.08%     525,848   36,404  6.92%     502,889   35,784  7.12%
   Tax-exempt investment securities (2)      13,690    1,186  8.66%      17,045    1,449  8.50%      28,459    2,395  8.42%
   Interest-earning deposits with banks         109        9  8.26%          71        4  5.63%          83        6  7.23%
   Federal funds sold                        21,332    1,339  6.28%      10,880      544  5.00%       5,812      308  5.30%
Total interest-earning assets (3)         2,119,211  179,289  8.46%   1,975,750  159,825  8.09%   1,852,227  154,486  8.34%

Noninterest-earning assets:
   Cash and due from banks                   36,171                      40,121                      39,395
   Premises and equipment, net               20,522                      20,976                      20,905
   Market value appreciation of
    securities available for sale            26,600                      45,573                      60,811
   Other assets                              79,017                      65,559                      44,755
Less allowance for loan losses              (29,184)                    (27,743)                    (23,562)
                                         $2,252,337                  $2,120,236                  $1,994,531

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
   NOW/Money market accounts               $419,214  $15,647  3.73%    $393,929  $11,808  3.00%    $327,851  $10,146  3.09%
   Savings deposits                         154,226    3,390  2.20%     167,414    3,546  2.12%     172,525    3,914  2.27%
   Time deposits                            679,684   37,430  5.51%     626,166   31,924  5.10%     642,681   35,510  5.53%
   Federal funds purchased                    2,142      139  6.49%       4,465      229  5.13%       7,007      383  5.47%
   Securities sold under agreements
     to repurchase                          102,379    5,863  5.73%     138,387    6,519  4.71%     170,961    8,968  5.25%
   Long-term borrowing                      377,352   23,672  6.27%     286,975   15,916  5.55%     185,959   10,226  5.50%
   Other borrowed funds                           -        -     -            -        -     -          130        9  6.92%
Total interest-bearing liabilities (3)    1,734,997   86,141  4.96%   1,617,336   69,942  4.32%   1,507,114   69,156  4.59%

Noninterest-bearing liabilities:
  Demand deposits                           223,045                      210,095                    183,435
  Other                                      40,264                       41,815                     47,423

Shareholders' equity                        254,031                      250,990                    256,559
                                         $2,252,337                   $2,120,236                 $1,994,531
Net interest income                                  $93,148                     $89,883                     $85,330
Net yield on interest-earning assets                          4.40%                       4.55%                       4.61%


(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a fully taxable equivalent basis, including the dividend received deduction for equity securities, using the statutory federal income tax rate of 35% for 2000, 1999 and 1998.
(3) Yields are calculated using historical cost basis.

   The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:
[CAPTION]

                                              2000 Compared to 1999              1999 Compared to 1998
                                          Increase (Decrease) Due to (1)     Increase (Decrease) Due to (1)
                                             Volume     Rate       Net          Volume     Rate       Net
                                                                (In thousands of dollars)
Interest earned on:
  Loans (2)                                 $10,849   $6,587   $17,436          $9,431  ($4,000)   $5,431
  Taxable investment securities                 643      848     1,491           1,634   (1,014)      620
  Tax-exempt investment securities (2)         (285)      22      (263)           (961)      15      (946)
  Interest-earning deposits                       2        3         5              (1)      (1)       (2)
  Federal funds sold                            523      272       795             269      (33)      236
Total interest-earning assets               $11,732   $7,732   $19,464         $10,372  ($5,033)   $5,339


Interest paid on:
  NOW/Money market accounts                    $758   $3,081    $3,839          $2,045    ($383)   $1,662
  Savings deposits                             (279)     123      (156)           (116)    (252)     (368)
  Time deposits                               2,729    2,777     5,506            (913)  (2,673)   (3,586)
  Securities sold under agreements
    to repurchase                            (1,696)   1,040      (656)         (1,709)    (740)   (2,449)
  Federal funds purchased                      (119)      29       (90)           (139)     (15)     (154)
  Long-term borrowings                        5,012    2,744     7,756           5,555      135     5,690
  Other borrowed funds                            0        0         0              (9)       0        (9)
Total interest-bearing liabilities           $6,405   $9,794   $16,199          $4,714  ($3,928)     $786

Change in net interest income                                    3,265                             $4,553


(1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) Tax-exempt income is on a fully taxable equivalent basis using the statutory federal income tax rate of 35% for 2000, 1999 and 1998.

INFLATION AND CHANGING INTEREST RATES

   The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventory. Fluctuations in interest rates and the efforts of the Federal Reserve Board to regulate money and credit have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its asset/ liability management committee ("ALCO"), S&T is positioned to cope with changing interest rates and inflationary trends. ALCO monitors and manages interest rate sensitivity through gap, simulation and duration analysis.

   The schedule below presents S&T's interest rate sensitivity at December 31, 2000 using gap analysis. The gap and cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. ALCO policy guidelines for cumulative gap in the six and twelve month time frames, annually approved by the S&T Board of Directors, is currently a .85 to 1.15 range. Management believes this range provides an acceptable and manageable level of interest rate risk for S&T. Significant to gap analysis is the expected rate of asset prepayment, calls on securities and the behavior of depositors during periods of changing interest rates. For example, in periods of declining interest rates, borrowers can be expected to accelerate loan prepayments and refinancings; depositors will tend to hold those certificates of deposits with rates currently higher than the market. Conversely, in a rising interest rate scenario, borrower refinancings and prepayments typically decrease, while deposit shifting and early withdrawals tend to accelerate as depositors position funds to earn higher yields.

  ALCO continually monitors these historical behavior patterns through periods of changing interest rates, and uses this information to develop loan prepayments and decay rates for Core Deposits (demand, NOW, savings). The gap analysis below incorporates a flat rate scenario, and the following significant assumptions:

Monthly loan prepayments above contractual requirements
[CAPTION]

  5 year ARM - Commercial Real Estate            1.50 %
  Fixed Rate - Commercial Real Estate            1.25
  Residential Real Estate                        1.00
  New Indirect Auto Loans                        2.00
  Other Installment Loans                        2.65

Deposit behavioral patterns/decay rate assumptions
[CAPTION]

  NOW and Savings - Year #1                          25.00 %
  NOW and Savings - Year #2                          25.00
  NOW and Savings - beyond Year #2                   50.00
  Money market pricing is indexed and tiered to
     market interest rates.                             NA
  S&T has not historically experienced
     fluctuations in demand deposit balances
     during periods of interest rate fluctuations.      NA


[CAPTION]

                                          Interest Rate Sensitivity
                                               December 31, 2000
                                            (thousands of dollars)
       GAP                    1-6 Months 7-12 Months 13-24 Months  >2 Years

Repricing Assets:
 Cash/Due From Banks                   $0         $0         $0     $43,721
 Federal Funds                      6,600          0          0           0
 Securities                        58,432     14,084     12,455     495,943
 Net Loans                        649,974    164,317    214,282     549,059
 Other Assets                           0          0          0     101,423
  Total                          $715,006   $178,401   $226,737  $1,190,146

Repricing Liabilities:
 Demand                                $0         $0         $0    $232,625
 NOW                               15,421     15,422     30,842      61,686
 Money Market                     308,401          0          0           0
 Savings/Clubs                     18,074     18,074     36,148      72,295
 Certificates                     236,826    119,163    243,547     116,810
 Repos & Short-term Borrowings     80,686          0          0           0
 Long-term Borrowings              25,000     54,281    104,563     194,154
 Swaps                                  0          0          0           0
 Other Liabilities/Equity               0          0          0     326,272
  Total                          $684,408   $206,940   $415,100  $1,003,842

GAP                               $30,598   ($28,539) ($188,363)   $186,304

Cumulative GAP                    $30,598     $2,059  ($186,304)         $0

                                                                          Immediate
                                                  Current    Policy      Core Deposit
Rate Sensitive Assets/Rate Sensitive Liabilities    Month   Guideline     Repricing
  Cumulative 6 months                                1.04   .85-1.15         0.78
  Cumulative 12 months                               1.00   .85-1.15         0.82


  S&T's one year gap position at December 31, 2000 is asset sensitive. Asset sensitive means that more assets than liabilities of S&T will reprice during the measured time frames. The implications of an asset sensitive position will differ depending upon the current trend of market interest rates.

  For example, with an asset sensitive position in a declining interest rate environment, the cost of S&T repricing liabilities can theoretically be expected to decline less quickly than the yields on S&T repricing assets. This situation would cause a decrease to S&T's interest rate spreads, net interest income and to operating income. Liquidity impacts in this scenario, other than decreased yields, would not be material unless serious ongoing declines in operating results caused depositors, lenders and investors to lose confidence.

  Conversely, a liability sensitive gap position in a declining interest rate scenario would theoretically have a positive impact to interest rate spreads, net income and to operating income. Liquidity impacts would not be material in the short-term; in the long-term, improved operating income is always beneficial to liquidity issues.

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

  Risks associated with various securities portfolios are managed and monitored by investment policies annually approved by the S&T Board of Directors, and administered through ALCO and the Chief Investment Officer. As of December 31, 2000, management is not aware of any risk associated with securities that would be expected to have a significant, negative effect to S&T's statement of condition or statement of operations.

  The following table sets forth the carrying amount of securities at the dates indicated:
[CAPTION]

                                                December 31
                                        2000        1999       1998
                                       (In thousands of dollars)
Available for Sale
Marketable equity securities        $114,317     $97,729   $115,532
Obligations of U.S. government
  corporations and agencies          334,797     335,941    357,417
Mortgage-backed securities             5,563       6,170      8,715
U.S. Treasury securities              11,201      14,126     27,952
Corporate securities                  64,237      64,526     36,353
Other securities                      37,285      39,502     22,509
TOTAL                               $567,400    $557,994   $568,478

Held to Maturity
Obligations of states and
  political subdivisions             $11,512     $15,231    $21,009
Corporate securities                   2,000       1,999      1,999
TOTAL                                $13,512     $17,230    $23,008


  The following table sets forth the maturities of securities at December 31, 2000, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Tax-equivalent adjustments (using a 35% federal income tax rate) for 2000 have been made in calculating yields on oblig-ations of state and political subdivisions.
[CAPTION]

                                                                        Maturing
                                         Within       After One But    After Five But     After       No Fixed
                                        One Year    Within Five Years Within Ten Years  Ten Years     Maturity
                                      Amount  Yield    Amount  Yield   Amount  Yield  Amount  Yield    Amount
                                                               (in thousands of dollars)
Available for Sale
Marketable equity securities                                                                         $114,318
Obligations of U.S. government
  corporations and agencies                          $180,448  6.69% $154,348  7.07%
Mortgage-backed securities                              5,564  7.63%
U.S. Treasury securities              $5,064  7.22%     6,136  7.81%
Corporate securities                   7,502  6.39%    56,736  6.58%
Other securities                                                                                       37,285
TOTAL                                $12,566         $248,884        $154,348             $0         $151,603
Weighted Average Rate                         6.72%            6.71%           7.07%          0.00%

Held to Maturity
Obligations of states and
  political subdivisions              $2,090  5.21%    $9,422  5.72%
Corporate securities                   2,000  9.88%
TOTAL                                 $4,090           $9,422              $0              $0              $0
Weighted Average Rate                         7.49%            5.72%           0.00%           0.00%


Loan Portfolio

   The following table shows S&T's loan distribution at the end of each of the last five years:
[CAPTION]

                                                       December 31
                                   2000        1999        1998        1997        1996
                                                (In thousands of dollars)
Domestic Loans:
  Commercial, mortgage
    and industrial             $936,313    $830,847    $672,742    $582,401    $496,863
  Real estate-construction      113,856      94,786      87,246      47,967      35,508
  Real estate-mortgage          465,779     466,881     492,570     512,417     513,424
  Installment                    89,076     103,763     113,351     130,968     154,341
       TOTAL LOANS           $1,605,024  $1,496,277  $1,365,909  $1,273,753  $1,200,136


  The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 2000. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates. [CAPTION]

                                                                                                                            Maturing
                               Within     After One But      After
                              One Year  Within Five Years  Five Years     Total
                                             (In thousands of dollars)
Commercial, mortgage
  and industrial              $346,452       $294,612      $295,248     $936,312
Real estate-construction        26,028         43,833        43,996      113,857
                              $372,480       $338,445      $339,244   $1,050,169


Fixed interest rates                         $113,499       $77,033
Variable interest rates                       224,946       262,211
                                             $338,445      $339,244



Nonaccrual, Past Due and Restructured Loans

The following table summarizes S&T's nonaccrual, past due and restructured loans:
[CAPTION]

                                           December 31
                             2000     1999     1998     1997      1996
                                     (in thousands of dollars)
Nonaccrual loans           $2,897   $2,987   $2,933   $3,602   $10,268

Accruing loans past
  due 90 days or more          $0       $0       $0       $0        $0


  At December 31, 2000, $2,897,000 of nonaccrual loans were secured. Interest income that would have been recorded under original terms totaled $324,000. No interest income was recorded on these loans.
It is S&T's policy to place loans on non-accrual status when collection of interest or principal is doubtful, or generally when interest or principal are 90 days or more past due. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. At
December 31, 2000, there were $915,000 impaired loans that were on nonaccrual. There are no foreign loan amounts required to be included in this table. There were no restructured loans in the periods presented.

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

  Amounts are added to the allowance for loan losses through a charge to current earnings through the provision for loan losses, based upon management's assessment about the adequacy of the allowance for loan losses for probable loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the high and low historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Economic factors consider the level of S&T's historical charge-offs that have occurrence within the credits economic life cycle. Management also assesses other subjective factors such as economic conditions and business trends, concentrations, growth and composition of the loan portfolio and effectiveness of the Loan Administration Department.

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
[CAPTION]

                     Year Ended December 31
              2000    1999    1998    1997    1996
             1.71%   1.81%   1.95%   1.60%   1.56%


   S&T has considered impaired loans in its determination of the allowance for loan losses. The allowance for loan losses for all impaired loans was zero at December 31, 2000 and $73,000 at December 31, 1999, and is included in the allowance allocated specifically to commercial loans.

   Asset quality is a major corporate objective at S&T. Based on the evaluation of loan quality and assessment of risk characteristics, management believes that the allowance for loan losses is adequate to absorb probable loan losses.

This table summarizes S&T's loan loss experience for each of the five years ended December 31:
[CAPTION]

                                          Year Ended December 31
                                    2000    1999    1998    1997    1996
                                         (In thousands of dollars)
Balance at January 1:            $27,134 $26,677 $20,427 $18,729 $17,065
Charge-offs:
 Commercial, mortgage and
    industrial                     6,327   4,270   2,905   1,654   2,986
 Real estate-mortgage                864     913   1,497   1,056     405
 Installment                       1,809   1,819   1,597   1,771   2,145
                                   9,000   7,002   5,999   4,481   5,536
Recoveries:
 Commercial, mortgage and
    industrial                     4,450   2,483     713     517   1,591
 Real estate-mortgage                394     495     389     221     105
 Installment                         417     481     597     441     329
                                   5,261   3,459   1,699   1,179   2,025
Net charge-offs                    3,739   3,543   4,300   3,302   3,511
Provision for loan losses          4,000   4,000  10,550   5,000   5,175
Balance at December 31:          $27,395 $27,134 $26,677 $20,427 $18,729

Ratio of net charge-offs
 to average loans outstanding       0.24%   0.25%   0.33%   0.27%   0.31%


  This table shows allocation of the allowance for loan losses as of the end of each of the last five years:
[CAPTION]

                           December 31, 2000 December 31, 1999 December 31, 1998 December 31, 1997 December 31, 1996
                                     Percent           Percent           Percent           Percent           Percent
                                    of Loans          of Loans          of Loans          of Loans          of Loans
                                     in Each           in Each           in Each           in Each           in Each
                                    Category          Category          Category          Category          Category
                                    to Total          to Total          to Total          to Total          to Total
                             Amount    Loans   Amount    Loans   Amount    Loans   Amount    Loans   Amount    Loans
                                                              (In thousands of dollars)
Commercial, mortgage
  and industrial            $18,835      58%  $20,147      56%  $16,850      49%  $13,556      46%   $9,605      41%
Real estate-construction          0       7%        0       6%        0       7%        0       4%        0       3%
Real estate-mortgage            845      29%      868      31%    1,096      36%      763      40%    1,680      43%
Installment                   2,766       6%    2,541       7%    2,635       8%    1,865      10%    1,859      13%
Unallocated                   4,949       0%    3,578       0%    6,096       0%    4,243       0%    5,585       0%
  TOTAL                     $27,395     100%  $27,134     100%  $26,677     100%  $20,427     100%  $18,729     100%


Deposits

  The daily average amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:
[CAPTION]

                                              Year Ended December 31
                                      2000              1999              1998

                                 Amount   Rate     Amount   Rate     Amount   Rate
                                               (In thousands of dollars)
Noninterest-bearing demand
  deposits                     $223,045          $210,095          $183,435
NOW/ Money market accounts      419,214  3.73%    393,929  3.00%    327,851  3.09%
Savings deposits                154,226  2.20%    167,414  2.12%    172,525  2.27%
Time deposits                   679,684  5.51%    626,166  5.10%    642,681  5.53%
TOTAL                        $1,476,169        $1,397,604        $1,326,492


  Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2000, are summarized as follows:
[CAPTION]

                    (In thousands of dollars)
   3 Months or less                       $45,668
   Over 3 through 6 months                 15,535
   Over 6 through 12 months                11,446
   Over 12 months                          50,650
      TOTAL                              $123,299



Return on Equity and Assets

  The table below shows consolidated operating and capital ratios of S&T for each of the last three years:

                                         Year Ended December 31
                                   2000            1999            1998
Return on average assets           2.00%           1.95%           1.90%
Return on average equity          17.70%          16.50%          14.80%
Dividend payout ratio             49.22%          48.65%          46.14%
Equity to asset ratio             11.99%          10.92%          12.55%

PAGE 17

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

                                                    Federal Funds
                                                    Purchased and
                                                       Securities
                                                       Sold Under
                                                       Agreements
                                                    to Repurchase
                                         (In thousands of dollars)
Balance at December 31:
  2000                                                    $80,686
  1999                                                    116,009
  1998                                                    138,825

Weighted average interest rate at year end:
  2000                                                       5.89%
  1999                                                       5.06%
  1998                                                       4.63%

Maximum amount outstanding at any month's end:
  2000                                                   $168,244
  1999                                                    212,361
  1998                                                    251,030

Average amount outstanding during the year:
  2000                                                   $104,521
  1999                                                    142,852
  1998                                                    177,968

Weighted average interest rate during the year:
  2000                                                       5.75%
  1999                                                       4.72%
  1998                                                       5.29%

  S&T defines repurchase agreements with its retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

Item 2.   PROPERTIES

          S&T operates 39 banking offices in Indiana, Armstrong, Allegheny, Jefferson, Clearfield, Clarion, Westmoreland
          and surrounding counties in Pennsylvania.  S&T owns land
          and banking offices at the following locations: 800 Philadelphia Street, 2175 Route 286 South in Indiana;
          Route 119 South & Lucerne Road and 34 North Main Street in Homer City; 232 North Hampton Avenue in Punxsutawney;
          133 Philadelphia Street in Armagh; Route 119 in Black Lick;
          256 Main Street and Route 36 & I-80 in Brookville; 456
          Main Street in Brockway; 602 Salt Street in Saltsburg; 35
          West Scribner Avenue, Treasure Lake and 614 Liberty Boulevard in DuBois; 418 Main Street in Reynoldsville; 205 East Market Street in Blairsville; 85 Greensburg Street in Delmont; 100 South Chestnut Street in Derry; 109 Grant Avenue in
          Vandergrift; 100 South Fourth Street in Youngwood; 701 East Pittsburgh Street in Greensburg; 2190 Hulton Road in East Oakmont; 4385 Old William Penn Highway in Monroeville; 7660 Saltsburg Road in Plum; 12262 Frankstown Road in Penn Hills;
          410 Main Street in Clarion; and 301 Unity Center Road in Unity. Land is leased where S&T owns the banking offices at 1107
          Wayne Avenue and remote ATM buildings at 435 South Seventh Street and 1176 Grant Street, all in Indiana; 8th and Merle Street and Gemmel Student Center in Clarion; 730 East
          Pittsburgh Street in Greensburg; and 523 Franklin Avenue in Vandergrift. In addition, S&T leases land and banking offices at the following locations: Chestnut Ridge Plaza in Blairsville; 324 North Fourth Street and 2850 Route 286 South and Hospital Road in Indiana; the Mall Office in DuBois; 229 Westmoreland Mall; 2388 Route 286 in Holiday Park; 802 South Aiken Avenue, Shadyside Village in Pittsburgh; Route 268 Hilltop Plaza in Kittanning and a remote ATM location at the Main Street Mall in DuBois.

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

PART II
Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

          Stock Prices and Dividend Information on page 55 and Dividend and Loan Restrictions on page 45 of the Annual Report for the year ended December 31, 2000, incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

          Selected Financial Data on pages 55 and 56 of the Annual Report for the year ended December 31, 2000, incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations on page 22 through 31 of the Annual Report for the year ended December 31, 2000, incorporated herein by reference.

Item 7(A).QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

          Quantitative and Qualitative Disclosures about Market
          Risk on pages 29 and 30 of the Annual Report for the year ended December 31, 2000, incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements, Report of
          Independent Auditors and Quarterly Selected Financial
          Data on pages 32 through 55 and page 56 of the Annual
          Report for the year ended December 31, 2000, incorporated herein by reference.

Item 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

          There have been no changes in accountants or disagree-ments with accountants on accounting and financial disclosures.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Election of Directors on pages 4 through 5 of the proxy statement for the April 16, 2001, annual meeting of shareholders, incorporated herein by reference.

                               Executive Officers
                                                           Number of
                                                              Shares
                     For the                Officer     Beneficially
Name                 Corporation              Since            Owned (1) Age

Robert D. Duggan     Chairman                  1983          185,442      68
                     and Director

James C. Miller      President, Chief          1983          199,491      55
                     Executive Officer and
                     Director

James G. Barone(2)   Executive Vice            1992           61,693      53
                     President, Secretary and
                     Treasurer

Robert E. Rout       Executive Vice            1993           71,869      48
                     President and Chief
                     Financial Officer

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT --
                                             Continued
                                   Executive Officers (continued)

                                                           Number of
                                                              Shares
                     For the                 Officer    Beneficially
Name                 Corporation               Since        Owned (1)    Age

Edward C. Hauck      Executive Vice            1991           61,592      48
                     President

David L. Krieger     Executive Vice            1984           53,496      57
                     President

J. Jeffrey Smead     Executive Vice            1992           88,012      49
                     President

William H. Klumpp    Senior Vice               1994           42,744      57
                     President

Edward A. Onderick   Senior Vice               1989           73,416      56
                     President

David P. Ruddock     Senior Vice               1998           29,110      39
                     President

Todd D. Brice        Senior Vice               1999           62,531      39
                     President

Richard A. Fiscus    Senior Vice               1999           35,122      45
                     President


    (1) May include shares held by spouse, other family members, as trustee or through a corporation and nonstatutory stock options vesting within 60 days of the date of this 10-K Report. The reporting person may disclaim beneficial ownership of such shares.

    (2) Mr. Barone resigned as Secretary and Treasurer effective at the board meeting held on February 19, 2001, and currently continues as President of S&T Investment Company, a subsidiary of S&T. Robert E. Rout, Executive Vice President and Chief Financial Officer, succeeded Mr. Barone as Secretary. Mark Kochvar, Senior Vice President, was promoted to Treasurer.

Item 11.  EXECUTIVE COMPENSATION

          Remuneration of Executive Officers on pages 7 and 8 of the proxy statement for the April 16, 2001, annual meeting of shareholders, incorporated herein by reference.

PART IV

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          Principal Beneficial Owners of Common Stock on page 3 of the proxy statement for the April 16, 2001, annual meeting of shareholders, incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Transactions with Management and Others on pages 10 and 11 of the proxy statement for April 16, 2001, annual meeting with shareholders, incorporated herein by reference.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

     (a)  List of financial statements and financial statement schedules

  (1) The following Consolidated Financial Statements and Report of Independent Auditors of S&T Bancorp, Inc. and subsidiaries included in the annual report of the registrant to its shareholders for the year ended December 31, 2000, are incorporated by reference in Part II, Item 8:
                                                          Page
                                                        Reference

Report of Ernst & Young LLP, Independent Auditors          54

Consolidated Balance Sheets
December 31, 2000 and 1999                                 32

Consolidated Statements of Income
Year ended December 31, 2000, 1999, and 1998               33

Consolidated Statements of Changes
in Shareholders' Equity
Year ended December 31, 2000, 1999, and 1998               34

Consolidated Statements of Cash Flows
Year ended December 31, 2000, 1999, and 1998               35

Notes to Consolidated Financial
Statements December 31, 2000                              36-53

Quarterly Selected Financial                               56


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

          (3.3) Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective May 8, 1989 - incorporated herein by reference.

          (3.4) Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective July 21, 1995 - incorporated herein by reference.

          (3.5) Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective June 18, 1998 - incorporated herein by reference.

          (3.6) By-Laws of S&T Bancorp, Inc., as amended, December 20, 1999 - incorporated herein by reference.

  (13) Annual Report for the year ended December 31, 2000, pages 22-56, - filed herewith.

  (21)    Subsidiaries of the Registrant - filed herewith.

  (23.1) Consent of Ernst & Young LLP, Independent Auditors - filed herewith.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                        S&T BANCORP, INC.
                       (Registrant)



                        /s/ James C. Miller                  03/19/01
                        James C. Miller,                         Date
                        President and Chief Executive Officer
                       (Principal Executive Officer)



                        /s/ Robert E. Rout                    03/19/01
                        Robert E. Rout,                           Date
                        Executive Vice President and Chief Financial
                        Officer and Secretary
                       (Principal Financial and Accounting Officer)

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         /s/ Frank W. Jones          03/19/01
Thomas A. Brice, Director     Date       Frank W. Jones, Director        Date


/s/ James L. Carino       03/19/01       /s/ Joseph A. Kirk          03/19/01
James L. Carino, Director     Date       Joseph A. Kirk, Director        Date


/s/ John J. Delaney       03/19/01
John J. Delaney, Director     Date       Samuel Levy, Director           Date


/s/ Michael J. Donnelly   03/19/01       /s/ James C. Miller         03/19/01
Michael J. Donnelly, Director Date       James C. Miller, President,     Date
                                         Chief Executive Officer and Director

/s/ Robert D. Duggan      03/19/01       /s/ Alan Papernick          03/19/01
Robert D. Duggan, Chairman    Date       Alan Papernick, Director        Date


/s/ William J. Gatti      03/19/01       /s/ Myles D. Sampson        03/19/01
William J. Gatti, Director    Date       Myles D. Sampson, Director      Date


/s/ Ruth M. Grant         03/19/01       /s/ Charles A. Spadafora    03/19/01
Ruth M. Grant, Director       Date       Charles A. Spadafora, Director  Date


/s/ Jeffrey D. Grube      03/19/01       /s/ Christine J. Toretti    03/19/01
Jeffrey D. Grube, Director    Date       Christine J. Toretti, Director  Date



Herbert L. Hanna, Director    Date