Form 10-Q
period 2001-03-31
S&T BANCORP INC
filed 2001-05-11
CIK 719220

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2001
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To
Commission file number	0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	25-1434426
(State or other jurisdiction of incorporation or organization)	(I.R.S. EMPLOYER Identification No.)
43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(zip code)
800-325-2265
(Registrant's telephone number, including zip code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X___        No ________

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $2.50 Par Value - 26,961,328 shares as of April 30, 2001
INDEX S&T BANCORP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements
	Condensed consolidated balance sheets - March 31, 2001 and December 31, 2000	3
	Condensed consolidated statements of income - three months ended March 31, 2001 and 2000	4
	Condensed consolidated statements of cash flows - three months ended March 31, 2001 and 2000	5
	Notes to condensed consolidated financial statements	6-9
Item 2. Item 3.	Management's discussion and analysis of financial condition and results of operations Quantitative and Qualitative Disclosures about Market Risk	10-15 16
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16
	SIGNATURES	17
S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2001	December 31, 2000
	(000's omitted except per share data)
ASSETS
Cash and due from banks	$40,454	$43,665
Interest-earning deposits with banks	58	-
Federal funds sold	53,825	6,655
Securities:
Available for sale	538,171	567,400
Held to maturity (market value $8,340 in 2001 and $13,703 in 2000)	8,134	13,512
Total Securities	546,305	580,912
Loans, net of allowance for loan losses of $27,993 in 2001 and $27,395 in 2000	1,610,191	1,577,629
Premises and equipment	20,293	20,390
Other assets	83,272	81,039
TOTAL ASSETS	$2,354,398	$2,310,290
LIABILITIES
Deposits:
Noninterest-bearing	$228,958	$232,625
Interest-bearing	1,338,048	1,292,707
Total Deposits	1,567,006	1,525,332
Securities sold under repurchase agreements	66,670	80,686
Long-term borrowings	378,227	377,997
Other liabilities	57,867	49,178
TOTAL LIABILITIES	2,069,770	2,033,193
SHAREHOLDERS' EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value)
Authorized - 50,000,000 shares in 2001 and 2000
Issued - 29,714,038 shares in 2001 and 2000	74,285	74,285
Additional paid-in capital	21,018	21,028
Retained earnings	207,151	201,435
Accumulated other comprehensive income	34,143	32,502
Treasury stock (2,753,920 shares at March 31, 2001 and 2,766,626 at December 31, 2000)	(51,969)	(52,153)
TOTAL SHAREHOLDERS' EQUITY	284,628	277,097
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,354,398	$2,310,290

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	For three months ended March 31
	2001	2000
INTEREST INCOME
Loans, including fees	$35,364	$32,510
Deposits with banks and federal funds sold	373	231
Investment securities:
Taxable	7,283	7,886
Tax-exempt	143	208
Dividends	1,014	1,064
Total Interest Income	44,177	41,899
INTEREST EXPENSE
Deposits	14,778	12,976
Securities sold under repurchase agreements	825	1,917
Federal funds purchased	22	17
Long-term borrowings	5,935	4,956
Total Interest Expense	21,560	19,866
NET INTEREST INCOME	22,617	22,033
Provision for loan losses	1,000	1,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,617	21,033
NONINTEREST INCOME
Security gains, net	1,424	895
Wealth Management	1,299	1,087
Service charges on deposit accounts	1,715	1,490
Other	2,010	1,784
Total Noninterest Income	6,448	5,256
NONINTEREST EXPENSE
Salaries and employee benefits	6,436	5,997
Occupancy, net	818	729
Furniture and equipment	694	693
Other taxes	447	416
Data processing	641	620
FDIC assessment	72	74
Other	2,582	2,783
Total Noninterest Expense	11,690	11,312
INCOME BEFORE INCOME TAXES	16,375	14,977
Applicable income taxes	4,725	4,190
NET INCOME	$11,650	$10,787
PER COMMON SHARE
Net Income - Basic	$.43	$0.40
Net Income - Diluted	.43	0.40
Dividends	.22	0.20
Average Common Shares Outstanding - Basic	26,966	27,000
Average Common Shares Outstanding - Diluted	27,120	27,093

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31
	2001	2000
	(000's omitted)
Operating Activities
Net Income	$11,650	$10,787
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	1,000
Provision for depreciation and amortization	596	568
Net amortization of investment security premiums	2	127
Net accretion of loans and deposit discounts	-	(68)
Net gains on sales of securities available for sale	(1,424)	(895)
Deferred income taxes	(344)	(1,043)
Increase in interest receivable	(405)	(1,824)
(Decrease) increase in interest payable	(379)	133
Increase in other assets	(1,772)	(2,051)
Increase in other liabilities	8,480	4,328
Net Cash Provided by Operating Activities	17,404	11,062
Investing Activities
Net increase in interest-earning deposits with banks	(3)	(1)
Net increase in federal funds sold	(47,225)	(32,910)
Proceeds from maturities of investment securities	5,379	391
Proceeds from maturities of securities available for sale	81,289	2,277
Proceeds from sales of securities available for sale	7,820	6,297
Purchases of securities available for sale	(55,934)	(5,908)
Net increase in loans	(35,205)	(19,291)
Proceeds from the sale of loans	1,642	7,816
Purchases of premises and equipment	(499)	(437)
Other, net	-	(4)
Net Cash Used in Investing Activities	(42,736)	(41,770)
Financing Activities
Net increase in demand, NOW, MMI, and savings deposits	18,171	10,817
Net increase in certificates of deposit	23,503	26,011
Net decrease in repurchase agreements	(14,016)	(28,114)
Proceed from long-term borrowings	230	78,275
Repayments on long-term borrowings	-	(53,228)
Acquisition of treasury stock	(410)	-
Sale of treasury stock	584	23
Cash dividends paid to shareholders	(5,941)	(4,991)
Net Cash Provided by Financing Activities	22,121	28,793
Decrease in Cash and Cash Equivalents	(3,211)	(1,915)
Cash and Cash Equivalents at Beginning of Period	43,665	38,663
Cash and Cash Equivalents at End of Period	$40,454	$36,748

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2000.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in diluted earnings per share. Average shares outstanding for computing basic earnings per share were 26,966,164 and 26,999,959 for the three-month period ending March 31, 2001 and 2000. Average shares outstanding for computing dilutive earnings per share were 27,120,228 and 27,092,954 for the three-month period ending March 31, 2001 and 2000. In computing dilutive earnings per share, average shares outstanding have been increased by the common stock equivalents relating to S&T's available stock options.

Components of comprehensive income for S&T include net income and unrealized gains or losses on S&T's available-for-sale securities. During the three months ended March 31, 2001 and 2000, total comprehensive income amounted to $13,291,000 and $7,612,000.

As of January 1, 2001, S&T adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), as amended by Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (Statement No. 138) which requires measuring and recording the change in fair value of derivative instruments. S&T does not extensively use derivative financial instruments. Historically, the only type that S&T utilizes is interest rate swaps. At March 31, 2001, S&T had no swaps outstanding. The adoption of these statements did not materially affect S&T's financial position or results of operations.

S&T BANCORP INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE B - SECURITIES
The amortized cost and estimated market value of securities as of March 31 are as follows:
2001	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$299,939	7,087	-	307,026
Mortgage-backed securities	21,007	177	(80)	21,104
U.S. treasury securities	9,536	735	-	10,271
Corporate securities	65,684	848	(47)	66,485
Debt securities available for sale	396,166	8,847	(127)	404,886
Marketable equity securities	69,896	46,188	(2,380)	113,704
Other securities	19,581	-	-	19,581
Total	$485,643	$55,035	$(2,507)	$538,171

2001	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$8,134	$206	-	$8,340
Total	$8,134	$206	-	$8,340
The amortized cost and estimated market value of securities as of December 31 are as follows:
2000	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$331,846	$3,824	($873)	$334,797
Mortgage-backed securities	5,405	158	-	5,563
U.S. treasury securities	10,564	637	-	11,201
Corporate securities	64,633	240	(636)	64,237
Debt securities available for sale	412,448	4,859	(1,509)	415,798
Marketable equity securities	67,665	50,211	(3,559)	114,317
Other securities	37,285	-	-	37,285
Total	$517,398	$55,070	($5,068)	$567,400

2000	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$11,512	$181	-	$11,693
Corporate securities	2,000	10	-	2,010
Total	$13,512	$191	-	$13,703

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SECURITIES
Continued

During the period ended March 31, 2001, there were $1,423,676 in realized gains relative to securities available for sale.

The amortized cost and estimated market value of debt securities at March 31, 2001, by contractual maturity, are shown below.
Available for Sale	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$15,527	$15,679
Due after one year through five years	228,619	233,617
Due after five years through ten years	152,020	155,590
Total	$396,166	$404,886

Held to Maturity	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$645	$652
Due after one year through five years	7,489	7,688
Total	$8,134	$8,340

At March 31, 2001 and December 31, 2000 investment securities with a principal amount of $296,592,000 and $321,549,000, respectively, were pledged to secure repurchase agreements and public and trust fund deposits.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio was as follows:
	March 31, 2001	December 31, 2000
	(000's omitted)
Real estate - construction	$109,395	$113,856
Real estate - mortgages:
Residential	455,446	465,779
Commercial	614,550	589,028
Commercial and industrial	373,100	347,285
Consumer installment	85,693	89,076
Gross Loans	$1,638,184	$1,605,024
Allowance for loan losses	(27,993)	(27,395)
Total Loans	$1,610,191	$1,577,629

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SECURITIES
Continued

Changes in the allowance for loan losses for the three months ended March 31 were as follows:
	2001	2000
	(000's omitted)
Balance at beginning of period	$27,395	$27,134
Charge-offs	(766)	(619)
Recoveries	364	1,895
Net charge-offs	(402)	1,276
Provision for loan losses	1,000	1,000
Balance at end of period	$27,993	$27,410

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans at March 31, 2001 and December 31, 2000.

	For the Three Months Ended March 31, 2001	For the Year Ended December 31, 2000

Recorded investment in loans considered to be impaired	$7,744,000	$8,142,000
Loans considered to be impaired that were on a nonaccrual basis	515,000	915,000
Allowance for loan losses related to loans considered to be impaired	-	-
Average recorded investment in impaired loans	7,943,000	12,580,000
Total interest income per contractual terms on impaired loans	374,569	1,665,000
Interest income on impaired loans recognized on a cash basis	206,079	1,507,000

NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $406,867,000 and obligations under standby letters of credit totaled $188,815,000 at March 31, 2001.

At March 31, 2001, S&T had marketable equity securities, totaling $1,567,940 at amortized cost and $1,985,920 at estimated market value, that were subject to covered call option contracts. The purpose of these contracts was to generate fee income for S&T.

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

Financial Condition

Total assets averaged $2.3 billion in the first three months of 2001, a $59.2 million increase from the 2000 full year average. Average loans increased $71.1 million and average securities and federal funds decreased $42.2 million in the first three months of 2001 compared to the 2000 full year average. Funding for this loan growth was primarily provided by a $55.2 million increase in average deposits, the $42.2 million decrease in average securities and an increase of $31.0 million in average earnings retained, offset by a $36.5 million decrease in average borrowings.

Lending Activity

Average loans increased $71.1 million, or 5% to $1.6 billion for the three months ended March 31, 2001 from the 2000 full year average. Changes in the composition of the average loan portfolio during 2001 included increases of $41.2 million of commercial loans and $43.7 million of commercial real estate loans, offset by decreases of $5.8 million of residential mortgages and $8.0 million of installment loans.

Average commercial mortgage and industrial loans currently comprise 66% of the loan portfolio. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by underwriting guidelines and ongoing review by loan administration. During 2001, S&T sold $0.9 million of participations of originated commercial real estate loans. The purpose of these sales was to diversify credit risk on larger loans and to generate fee income from servicing.

Average residential mortgage loans comprise 28% of the loan portfolio and are originated through a centralized mortgage origination department and the utilization of commission compensated originators. Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At March 31, 2001 the residential mortgage portfolio had a 19% composition of adjustable rate mortgages.

Much of the decline in average residential loans is due to more active participation in the secondary mortgage markets. S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to the Federal National Mortgage Association (FNMA). The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first three months of 2001, S&T sold $0.7 million of 1-4 family mortgages to FNMA. S&T will continue to sell longer-term loans to FNMA in the future on a selective basis, especially during periods of lower interest rates.

Installment loan decreases are primarily associated with significantly lower volumes in the indirect auto loan category. Pricing pressures have been unusually intense in the indirect auto loan market during recent years and the decision was made to exit this line of business and allow the portfolio to liquidate via normal paydowns and pay-off activities. Direct loans and home equity loans decreased $3.3 million for the three months ending March 31, 2001 as compared to the 2000 full year average due to lower origination and higher payoff activity.

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

Security Activity

Average securities decreased by $48.7 million in the first three months of 2001 compared to the 2000 full year average. The average decrease was comprised of $3.2 million in U.S. treasury securities, $39.8 million in U.S. government agency securities, $4.0 million of states and political subdivisions, $2.0 million of corporate securities and $2.4 million of Federal Home Loan Bank (FHLB) stock. Offsetting these decreases were average increases of $2.5 million of corporate equity securities and $0.2 million of mortgage-backed securities.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks to take advantage of the dividends received deduction for corporations. During 2001, the equity portfolio yielded 8.6% on a fully taxable equivalent basis and had unrealized gains, net of nominal unrealized losses, of $43.8 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to change in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities and corporate equities as available for sale. Municipal securities and other debt securities are classified as held to maturity. At March 31, 2001, unrealized gains, net of unrealized losses, for securities classified as available for sale were $52.5 million.

Allowance for Loan Losses

The balance in the allowance for loan losses was $28.0 million or 1.71% of total loans at March 31, 2001 as compared to $27.4 million or 1.71% of total loans at December 31, 2000. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; growth and composition of the loan portfolio, as well as other relevant factors.

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

Net loan charge-offs totaled $0.4 million in the first three months of 2001 compared to a net recovery of $1.3 million in the first quarter of 2000. Net charge-offs for the first three months of 2000 were reduced by the proceeds received on a previously charged-off floor plan loan in 1998. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at March 31, 2001, was $3.7 million or 0.23% of total loans. This compares to nonperforming loans of $2.9 million or 0.18% of total loans at December 31, 2000. Asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $55.2 million, or 4% for the three months ended March 31, 2001 as compared to the 2000 full year average. Changes in the average deposit mix included a $13.8 million increase in money market and NOW accounts and a $50.7 million increase in time deposits, offset by a $9.1 million decrease in savings accounts and a slight decrease of $0.2 million in demand accounts. A successful strategy for money market account pricing was implemented in order to make these accounts more competitive with money funds offered at brokerage firms. Time deposit increases reflect successes in promotional programs.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Special rate deposits of $100,000 and over were 8% of total deposits at March 31, 2001 and December 31, 2000, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary.

Borrowings

Average borrowings decreased $36.5 million for the first three months ended March 31, 2001 compared to the 2000 full year average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOS decreased approximately $17.4 million for the first three months of 2001 compared to the full year 2000 average. S&T views retail REPOS as a relatively stable source of funds since most of these accounts are with local, long-term customers. Average wholesale REPOS and federal funds decreased by $19.8 million for the first three months of 2001 compared to the full year 2000 average. The increase in core deposits decreased the usage of REPO type fundings in 2001.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average long-term borrowings have increased slightly by $0.7 million in the first three months of 2001 as compared to the full year 2000 average. At March 31, 2001, S&T had long-term borrowings outstanding of $265.6 million at a fixed rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advantage of lower cost funds through the FHLB's Community Investment Program and to fund stock buy-backs.

Capital Resources

Shareholders' equity increased $7.5 million at March 31, 2001, compared to December 31, 2000. Net income was $11.7 million and dividends paid to shareholders were $5.9 million for the three months ended March 31, 2001. Also affecting capital is a slight decrease of $0.2 million in unrealized gains on securities available for sale. There were 18,800 shares of S&T common stock repurchased during the first three months of 2001. An authorization is in effect to buy-back up to 1,000,000 shares until December 31, 2001.

S&T paid 51% of net income in dividends, equating to an annual dividend rate of $0.88 per share during the first three months of 2001. The book value of S&T's common stock increased slightly from $10.28 at December 31, 2000 to $10.56 at March 31, 2001. The market price of S&T's common stock was $23.14 per share at March 31, 2001, compared to $21.63 per share at December 31, 2000.

S&T continues to maintain a strong capital position with a leverage ratio of 10.6% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 12.3% and 14.5% respectively, at March 31, 2001. These ratios place S&T well above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to

Three months ended March 31, 2000

Net Income

Net income increased to $11.7 million or $0.43 per diluted earnings per share in the first three months of 2001 from $10.8 million or $0.40 per diluted earnings per share for the same period of 2000, representing an 8% improvement. The significant improvement during the first three months of 2001 was the result of higher net interest income and noninterest income, offset by normal increases in operating expenses.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $0.6 million or 3% in the first three months of 2001 compared to the same period of 2000. The net yield on interest-earning assets was 4.41% in the first three months of 2001 was comparable to the 4.43% in the same period of 2000.

In the first three months of 2001, average loans increased $71.1 million and average securities decreased $48.7 million. The yields on average securities increased by 65 basis points during the period and the yield on average loans decreased slightly by 4 basis points.

In the first three months of 2001, average interest-bearing deposits provided $55.5 million of the funds for the growth in the loan portfolio; cost of deposits totaled 4.58%, an increase of 7 basis points from 2000 due to increased rates paid on money market and time deposits. The cost of REPOS and other borrowed funds increased 1 basis point to 6.17%.
S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Also positively affecting net interest income was a $9.8 million increase to average net free funds. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over non-earning assets.

Maintaining consistent spreads between earning assets and costing liabilities is very significant to S&T's financial performance since net interest income comprises 78% of operating revenue. A variety of asset/liability management strategies were successfully implemented within prescribed ALCO risk parameters that enabled S&T to maintain a net interest margin reasonably consistent with historical levels. The level and mix of funds is monitored by ALCO in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

Provision for Loan Losses

The provision for loan losses was $1.0 million for the first three months of 2001 and 2000. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on probable losses in the loan portfolio. Also affecting the amount of provision expense is loan growth, portfolio composition and trends within risk ratings.

Credit quality statistics are an important factor in determining the amount of provision expense. Net loan charge-offs totaled $0.4 million for the first three months of 2001 compared to a net recovery of $1.3 million for the same period of 2000. Net recoveries for the first three months of 2000 was primarily due to proceeds received on a previously charged-off floor plan loan in 1998. Nonperforming loans to total loans was 0.23% at March 31, 2001 compared to 0.55% in the same period of 2000. The decrease is attributable to two commercial real estate credits which were sold in the fourth quarter of 2000. Also affecting the amount of provision expense is the amount and types of loan growth and portfolio composition. Most of the loan growth in 2001 and 2000 is attributable to larger-sized commercial loans.

Noninterest Income

Noninterest income increased $0.7 million or 15% in the first three months of 2001 as compared to the same period of 2000. Increases included $0.3 million in service charges and fees, $0.2 million in other income and $0.2 million in wealth management income. Security gains increased $0.5 million in the first three months of 2001 as compared to the same period of 2000.

The $0.3 million increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. The $0.2 million increase in wealth management income was primarily attributable to increased performance levels for brokerage and insurance activities. The $0.2 million increase in other income was primarily a result of higher performance levels for merchant and debit card income and equity call option fees. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

S&T recognized $1.4 million of gains on available for sale securities in the first three months of 2001 as compared to $0.9 million in the same period of 2000. The security gains were taken on available for sale securities in the first three months of 2001 and 2000 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented. Unrealized gains, net of unrealized losses, in the available for sale portfolio totaled $52.5 million at March 31, 2001.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense

Noninterest expense increased by $0.4 million or 3% at March 31, 2001 compared to March 31, 2000. Staff expense increased $0.4 million or 7% primarily attributable to normal merit increases and higher benefit plan costs. Other expenses decreased $0.2 million or 7% as compared to March 31, 2000. This decrease included $0.1 million in legal fees related to decreased activity in collections as well costs associated with the formation of S&T Insurance Group, LLC in 2000. Other expense increases of $0.1 million were not significant and reflect normal activity changes. Occupancy expense increased $0.1 million or 12% as compared to the same period of 2000. The increase is attributable to the opening of a new branch office in Allegheny County and higher energy and maintenance costs. Average full-time equivalent staff was 656 at March 31, 2001 and 657 at March 31, 2000. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, was 41% and 42% at March 31, 2001 and March 31, 2000, respectively.

Federal Income Taxes

Federal income tax expense increased $0.5 million at March 31, 2001 as compared to March 31, 2000 primarily as a result of higher pre-tax income and a higher effective tax rate. The effective tax rate for the first three months of 2001 was 29% and 28% in 2000, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

The statements in this Annual Report, which are not historical fact, are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of economic conditions, the impact of competitive products and pricings, and other risks detailed in S&T Securities and Exchange Commission filings.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.     Quantitative and qualitative disclosures about market risk are presented at December 31,
                2000 in Item 7A of S&T's Annual Report on Form 10-K, filed with the SEC on March
                26, 2001.  Management believes there have been no material changes in S&T's market risk since December 31, 2000.

PART II

OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits
None
	(b)	Reports on Form 8-K

Form 8-K dated January 16, 2001

 S&T Bancorp, Inc. announces record earnings for the fourth quarter and the year ending December 31, 2000. Diluted earnings per share increased 10 percent in the fourth quarter to $0.43 per share from $0.39 per share in 1999. Net income increased 9 percent to $11.6 million from $10.7 million in the year ago period. For the year ending December 31, 2000, diluted earnings per share increased 10 percent to $1.66 from $1.51 in 1999. Net income rose 9 percent to $45.0 million from $41.4 million in 1999.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
S&T Bancorp, Inc.
(Registrant)
Date: May 11, 2001	/s/ Robert E. Rout
Robert E. Rout
Executive Vice President, Secretary and Chief Financial Officer