Form 10-Q
period 2001-06-30
S&T BANCORP INC
filed 2001-08-10
CIK 719220

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2001
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To
Commission file number	0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	25-1434426
(State or other jurisdiction of incorporation or organization)	(I.R.S. EMPLOYER Identification No.)
43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(zip code)
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $2.50 Par Value - 26,901,629 shares as of August 9, 2001
INDEX S&T BANCORP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements
	Condensed consolidated balance sheets - June 30, 2001 and December 31, 2000	3
	Condensed consolidated statements of income - three and six months ended June 30, 2001 and 2000	4
	Condensed consolidated statements of cash flows - six months ended June 30, 2001 and 2000	5
	Notes to condensed consolidated financial statements	6-9
Item 2. Item 3.	Management's discussion and analysis of financial condition and results of operations Quantitative and Qualitative Disclosures about Market Risk	10-17 18
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18
	SIGNATURES	19

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2001	December 31, 2000
	(000's omitted except per share data)
ASSETS
Cash and due from banks	$38,409	$43,665
Interest-earning deposits with banks and federal funds sold	34,626	6,655
Securities:
Available for sale	560,009	567,400
Held to maturity (market value $8,181 in 2001 and $13,703 in 2000)	8,002	13,512
Total Securities	568,011	580,912
Loans, net of allowance for loan losses of $28,451 in 2001 and $27,395 in 2000	1,620,590	1,577,629
Premises and equipment	20,664	20,390
Other assets	81,670	81,039
TOTAL ASSETS	$2,363,970	$2,310,290
LIABILITIES
Deposits:
Noninterest-bearing	$236,340	$232,625
Interest-bearing	1,359,232	1,292,707
Total Deposits	1,595,572	1,525,332
Securities sold under repurchase agreements	70,058	80,686
Long-term borrowings	353,456	377,997
Other liabilities	53,978	49,178
TOTAL LIABILITIES	2,073,064	2,033,193
SHAREHOLDERS' EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value)
Authorized - 50,000,000 shares in 2001 and 2000
Issued - 29,714,038 shares in 2001 and 2000	74,285	74,285
Additional paid-in capital	21,004	21,028
Retained earnings	212,889	201,435
Accumulated other comprehensive income	36,221	32,502
Treasury stock (2,820,549 shares at June 30, 2001 and 2,766,626 at December 31, 2000)	(53,493)	(52,153)
TOTAL SHAREHOLDERS' EQUITY	290,906	277,097
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,363,970	$2,310,290

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	For three months ended June 30,		For six months ended June 30,

	2001	2000	2001	2000
INTEREST INCOME	(000's omitted except per share data)
Loans, including fees	$34,492	$33,484	$69,856	$65,994
Deposits with banks and federal funds sold	512	493	885	724
Investment securities:
Taxable	6,831	7,957	14,114	15,843
Tax-exempt	130	202	273	410
Dividends	1,032	1,079	2,046	2,144
Total Interest Income	42,997	43,215	87,174	85,115
INTEREST EXPENSE
Deposits	13,869	13,733	28,647	26,709
Securities sold under repurchase agreements	601	1,225	1,426	3,142
Federal funds purchased	1	3	23	20
Long-term borrowings	5,801	6,082	11,736	11,038
Total Interest Expense	20,272	21,043	41,832	40,909
NET INTEREST INCOME	22,725	22,172	45,342	44,206
Provision for loan losses	2,000	1,000	3,000	2,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,725	21,172	42,342	42,206
NONINTEREST INCOME
Security gains, net	2,499	569	3,923	1,464
Wealth Management	1,268	970	2,567	1,856
Service charges on deposit accounts	1,765	1,710	3,480	3,200
Other	2,256	2,229	4,266	4,214
Total Noninterest Income	7,788	5,478	14,236	10,734
NONINTEREST EXPENSE
Salaries and employee benefits	6,129	5,862	12,565	11,859
Occupancy, net	798	726	1,616	1,455
Furniture and equipment	780	640	1,474	1,333
Other taxes	377	400	824	816
Data processing	677	647	1,318	1,267
FDIC assessment	71	73	143	147
Other	2,960	2,828	5,542	5,612
Total Noninterest Expense	11,792	11,176	23,482	22,489
INCOME BEFORE INCOME TAXES	16,721	15,474	33,096	30,451
Applicable income taxes	4,799	4,331	9,524	8,521
NET INCOME	$11,922	$11,143	$23,572	$21,930
PER COMMON SHARE
Net Income - Basic	$0.44	$0.41	$0.87	$0.81
Net Income - Diluted	0.44	0.41	0.87	0.81
Dividends	0.23	0.21	0.45	0.41
Average Common Shares Outstanding - Basic	26,933	26,997	26,949	26,998
Average Common Shares Outstanding - Diluted	27,093	27,071	27,106	27,082

See Notes to Condensed Consolidated Financial Statements
S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30
	2001	2000
	(000's omitted)
Operating Activities
Net Income	$23,572	$21,930
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,000	2,000
Provision for depreciation and amortization	1,193	1,133
Net amortization of investment security premiums	88	186
Net accretion of loans and deposit discounts	-	(136)
Net gains on sales of securities available for sale	(3,923)	(1,464)
Deferred income taxes	(602)	(1,461)
Decrease (increase) in interest receivable	1,131	(127)
(Decrease) increase in interest payable	(234)	1,391
Increase in other assets	(1,681)	(844)
Increase in other liabilities	3,303	602
Net Cash Provided by Operating Activities	25,847	23,210
Investing Activities
Net decrease (increase) in interest-earning deposits with banks	4	(7)
Net increase in federal funds sold	(27,975)	(30,600)
Proceeds from maturities of investment securities	5,512	1,548
Proceeds from maturities of securities available for sale	201,938	10,118
Proceeds from sales of securities available for sale	15,590	23,890
Purchases of securities available for sale	(200,582)	(39,923)
Net increase in loans	(55,880)	(75,917)
Proceeds from the sale of loans	9,918	14,196
Purchases of premises and equipment	(1,467)	(1,060)
Other, net	-	29
Net Cash Used in Investing Activities	(52,942)	(97,726)
Financing Activities
Net increase in demand, NOW, MMI, and savings deposits	32,044	6,184
Net increase in certificates of deposit	38,196	42,980
Net decrease in repurchase agreements	(10,628)	(24,620)
Proceed from long-term borrowings	-	116,075
Repayments on long-term borrowings	(24,541)	(52,998)
Acquisition of treasury stock	(2,113)	(280)
Sale of treasury stock	749	48
Cash dividends paid to shareholders	(11,868)	(10,806)
Net Cash Provided by Financing Activities	21,839	76,583
(Decrease) increase in Cash and Cash Equivalents	(5,256)	2,067
Cash and Cash Equivalents at Beginning of Period	43,665	38,663
Cash and Cash Equivalents at End of Period	$38,409	$40,730

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2000.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in diluted earnings per share. Average shares outstanding for computing basic earnings per share were 26,949,201 and 26,998,240 for the six-month period ending June 30, 2001 and 2000. Average shares outstanding for computing dilutive earnings per share were 27,106,277 and 27,081,783 for the six-month period ending June 30, 2001 and 2000. In computing dilutive earnings per share, average shares outstanding have been increased by the common stock equivalents relating to S&T's available stock options.

Components of comprehensive income for S&T include net income and unrealized gains or losses on S&T's available-for-sale securities. During the six months ended June 30, 2001 and 2000, total comprehensive income amounted to $27,291,000 and $19,519,000.

As of January 1, 2001, S&T adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), as amended by Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (Statement No. 138) which requires measuring and recording the change in fair value of derivative instruments. S&T does not extensively use derivative financial instruments. Historically, the only type that S&T utilizes is interest rate swaps. At June 30, 2001, S&T had no swaps outstanding. The adoption of these statements did not materially affect S&T's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement No. 141), and No. 142, "Goodwill and Other Intangible Assets", (Statement No. 142) effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

S&T will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement No. 142 is not expected to materially affect S&T's financial position or results of operations.

S&T BANCORP INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE B - SECURITIES
The amortized cost and estimated market value of securities as of June 30 are as follows:
2001	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$256,915	$5,420	$(606)	$261,729
Mortgage-backed securities	29,316	143	(43)	29,416
Collateralized mortgage obligations	49,800	66	(63)	49,803
U.S. treasury securities	9,510	609	-	10,119
Obligations of state and political subdivisions	3,620	13	-	3,633
Corporate securities	68,197	874	(4)	69,067
Debt securities available for sale	417,358	7,125	(716)	423,767
Marketable equity securities	68,452	51,505	(2,190)	117,767
Other securities	18,475	-	-	18,475
Total	$504,285	$58,630	$(2,906)	$560,009

2001	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$8,002	$179	-	$8,181
Total	$8,002	$179	-	$8,181
The amortized cost and estimated market value of securities as of December 31 are as follows:
2000	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$331,846	$3,824	($873)	$334,797
Mortgage-backed securities	5,405	158	-	5,563
U.S. treasury securities	10,564	637	-	11,201
Corporate securities	64,633	240	(636)	64,237
Debt securities available for sale	412,448	4,859	(1,509)	415,798
Marketable equity securities	67,665	50,211	(3,559)	114,317
Other securities	37,285	-	-	37,285
Total	$517,398	$55,070	($5,068)	$567,400

2000	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$11,512	$181	-	$11,693
Corporate securities	2,000	10	-	2,010
Total	$13,512	$191	-	$13,703

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SECURITIES
Continued

During the period ended June 30, 2001, there were $3,923,098 in realized gains relative to securities available for sale.

The amortized cost and estimated market value of debt securities at June 30, 2001, by contractual maturity, are shown below.
Available for Sale	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$21,729	$21,873
Due after one year through five years	312,683	316,934
Due after five years through ten years	82,946	84,960
Total	$417,358	$423,767

Held to Maturity	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$1,700	$1,727
Due after one year through five years	6,302	6,454
Total	$8,002	$8,181

At June 30, 2001 and December 31, 2000 investment securities with a principal amount of $323,165,000 and $321,549,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio was as follows:
	June 30, 2001	December 31, 2000
	(000's omitted)
Real estate - construction	$104,331	$113,856
Real estate - mortgages:
Residential	445,882	465,779
Commercial	613,065	589,028
Commercial and industrial	402,313	347,285
Consumer installment	83,450	89,076
Gross Loans	$1,649,041	$1,605,024
Allowance for loan losses	(28,451)	(27,395)
Total Loans	$1,620,590	$1,577,629

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE C - LOANS
Continued

Changes in the allowance for loan losses for the six months ended June 30 were as follows:
	2001	2000
	(000's omitted)
Balance at beginning of period	$27,395	$27,134
Charge-offs	(2,685)	(1,602)
Recoveries	741	2,360
Net (charge-offs) recoveries	(1,944)	758
Provision for loan losses	3,000	2,000
Balance at end of period	$28,451	$29,892

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans at June 30, 2001 and December 31, 2000.

	For the Six Months Ended June 30, 2001	For the Year Ended December 31, 2000
	(000's omitted)
Recorded investment in loans considered to be impaired	$10,681	$8,142
Loans considered to be impaired that were on a nonaccrual basis	4,071	915
Allowance for loan losses related to loans considered to be impaired	1,194	-
Average recorded investment in impaired loans	8,856	12,580
Total interest income per contractual terms on impaired loans	880	1,665
Interest income on impaired loans recognized on a cash basis	536	1,507

NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $409,702,000 and obligations under standby letters of credit totaled $188,449,000 at June 30, 2001.

At June 30, 2001, S&T had marketable equity securities, totaling $4,294,179 at amortized cost and $6,329,420 at estimated market value, that were subject to covered call option contracts. The purpose of these contracts was to generate fee income for S&T.

NOTE E--LITIGATION

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. No material losses are anticipated by management as a result of these legal proceedings.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis is presented so that shareholders may review in further detail the financial condition and results of operations of S&T Bancorp, Inc. and subsidiaries (S&T). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the selected financial data presented elsewhere in this report.

Financial Condition

Total assets averaged $2.3 billion in the first six months of 2001, an $81.2 million increase from the 2000 full year average. Average loans increased $85.5 million in the first six months of 2001 compared to the 2000 full year average. Funding for this loan growth was primarily provided by a $79.0 million increase in average deposits and an increase of $16.0 million in average earnings retained, offset by a $36.4 million decrease in average securities and federal funds, offset by a $42.6 million decrease in average borrowings.

Lending Activity

Average loans increased $85.5 million, or 6% to $1.6 billion for the six months ended June 30, 2001 from the 2000 full year average. Changes in the composition of the average loan portfolio during 2001 included increases of $54.8 million of commercial loans and $50.5 million of commercial real estate loans, offset by decreases of $10.9 million of residential mortgages and $8.9 million of installment loans.

Commercial real estate loans comprise 37% of the loan portfolio. Although commercial real estate loans can be an area of higher risk, management believes these risks are mitigated by limiting the percentage amount of portfolio composition, a rigorous underwriting review by loan administration and the fact that many of the commercial real estate loans are owner-occupied or rental properties and many are seasoned properties. During 2001, S&T sold $1.6 million of participations of originated commercial real estate loans. The purpose of these sales was to diversify credit risk on larger loans and to generate fee income from servicing.

Residential mortgage lending continued to be a strategic area of focus during the first six months of 2001 through a centralized mortgage origination department, ongoing product redesign, the utilization of commission compensated originators and a mortgage banking function. Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At June 30, 2001 the residential mortgage portfolio had an 18% composition of adjustable rate mortgages.

Much of the decline in average residential loans is due to more active participation in the secondary mortgage markets. S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to the Federal National Mortgage Association (FNMA). The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first six months of 2001, S&T sold $8.3 million of 1-4 family mortgages to FNMA. S&T will continue to sell longer-term loans to FNMA in the future on a selective basis, especially during periods of lower interest rates.

Installment loan decreases are primarily associated with significantly lower volumes in the indirect auto loan category. Pricing pressures have been unusually intense in the indirect auto loan market during recent years and the decision was made to exit this line of business and allow the portfolio to liquidate via normal paydowns and pay-off activities. At June 30, 2001 the indirect auto loan portfolio had an outstanding balance of $3.0 million. Direct loans decreased $2.5 million for the six months ending June 30, 2001 as compared to the 2000 full year average due to lower origination and higher payoff activity.
S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
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

Security Activity

Average securities decreased by $52.4 million in the first six months of 2001 compared to the 2000 full year average. The average decrease was comprised of $3.4 million in U.S. treasury securities, $53.4 million in U.S. government agency securities, $4.1 million of states and political subdivisions, $0.3 million of corporate securities and $11.2 million of Federal Home Loan Bank (FHLB) stock. Offsetting these decreases were average increases of $4.6 million of corporate equity securities and $15.4 million of mortgage-backed securities. Average federal funds increased by $16.0 million during the same period.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks to take advantage of the dividends received deduction for corporations. During 2001, the equity portfolio yielded 8.4% on a fully taxable equivalent basis and had unrealized gains, net of nominal unrealized losses, of $49.3 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to change in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities and corporate equities as available for sale. Municipal securities and other debt securities are classified as held to maturity. At June 30, 2001, unrealized gains, net of unrealized losses, for securities classified as available for sale were $55.7 million.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

Allowance for Loan Losses

The balance in the allowance for loan losses was $28.5 million or 1.73% of total loans at June 30, 2001 as compared to $27.4 million or 1.71% of total loans at December 31, 2000. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

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

Net loan charge-offs totaled $1.9 million in the first six months of 2001 compared to a net recovery of $0.8 million in the first six months of 2000. Charge-offs for the first six months of 2000 were reduced by the proceeds received on a previously charged-off floor plan loan in 1998. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at June 30, 2001, was $7.8 million or 0.48% of total loans. This compares to nonperforming loans of $2.9 million or 0.18% of total loans at December 31, 2000

Asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $79.0 million, or 5% for the six months ended June 30, 2001 as compared to the 2000 full year average. Changes in the average deposit mix included a $21.9 million increase in money market and NOW accounts, a $60.7 million increase in time deposits and a $4.0 million increase in demand accounts, offset by a $7.6 million decrease in savings accounts. A successful strategy for money market account pricing was implemented in order to make these accounts more competitive with money funds offered at brokerage firms. Time deposit increases reflect successes in promotional programs.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Special rate deposits of $100,000 and over were 8% of total deposits at June 30, 2001 and December 31, 2000, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

Borrowings

Average borrowings decreased $42.6 million for the first six months ended June 30, 2001 compared to the 2000 full year average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOS decreased approximately $17.4 million for the first six months of 2001 compared to the full year 2000 average. S&T views retail REPOS as a relatively stable source of funds since most of these accounts are with local, long-term customers. Average wholesale REPOS and federal funds decreased by $20.4 million for the first six months of 2001 compared to the full year 2000 average. The increase in core deposits decreased the usage of REPO type fundings in 2001.

Average long-term borrowings have decreased by $4.8 million in the first six months of 2001 as compared to the full year 2000 average. At June 30, 2001, S&T had long-term borrowings outstanding of $240.6 million at a fixed rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advantage of lower cost funds through the FHLB's Community Investment Program and to fund stock buy-backs.

Capital Resources

Shareholders' equity increased $13.8 million at June 30, 2001, compared to December 31, 2000. Net income was $23.6 million and dividends paid to shareholders were $11.8 million for the six months ended June 30, 2001. Also affecting capital is an increase of $3.7 million in unrealized gains on securities available for sale. There were 94,850 shares of S&T common stock repurchased during the first six months of 2001. An authorization is in effect to buy-back up to 1,000,000 shares until December 31, 2001.

S&T paid 50% of net income in dividends, equating to an annual dividend rate of $0.92 per share during the first six months of 2001. The book value of S&T's common stock increased slightly from $10.28 at December 31, 2000 to $10.82 at June 30, 2001. The market price of S&T's common stock was $25.11 per share at June 30, 2001, compared to $21.63 per share at December 31, 2000.

S&T continues to maintain a strong capital position with a leverage ratio of 10.6% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 12.3% and 14.7% respectively, at June 30, 2001. These ratios place S&T well above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

Six months ended June 30, 2001 compared to Six Months ended June 30, 2000

Net Income

Net income increased to $23.6 million or $0.87 per diluted earnings per share in the first six months of 2001 from $21.9 million or $0.81 per diluted earnings per share for the same period of 2000, representing a 7% improvement. The improvement during the first six months of 2001 was the result of higher net interest income and noninterest income, offset by normal increases in operating expenses.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $1.1 million or 2% in the first six months of 2001 compared to the same period of 2000. The net yield on interest-earning assets was 4.35% in the first six months of 2001 comparable to the 4.40% in the same period of 2000.

In the first six months of 2001, average loans increased $85.5 million and average securities decreased $52.4 million and average federal funds sold increased $16.0 million. The yields on average securities increased by 12 basis points during the period and the yield on average loans decreased by 27 basis points. The yield on federal funds declined 153 basis points.

In the first six months of 2001, average interest-bearing deposits provided $75.0 million of the funds for the growth in the loan portfolio; cost of deposits totaled 4.35%, a decrease of 16 basis points from 2000 due to reduced rates paid on core deposits and time deposits. The cost of REPO's and other borrowed funds decreased 11 basis points to 6.05%.

Also positively affecting net interest income was a $16.8 million increase to average net free funds. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over non-earning assets.

Maintaining consistent spreads between earning assets and costing liabilities is very significant to S&T's financial performance since net interest income comprises 77% of operating revenue. A variety of asset/liability management strategies were successfully implemented within prescribed ALCO risk parameters that enabled S&T to maintain a net interest margin reasonably consistent with historical levels. The level and mix of funds is monitored by ALCO in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

Provision for Loan Losses

The provision for loan losses was $3.0 million for the first six months of 2001 and $2.0 million for the same period of 2000. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on probable losses in the loan portfolio. Also affecting the amount of provision expense is loan growth, portfolio composition and trends within risk ratings.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

Credit quality statistics are an important factor in determining the amount of provision expense. Net loan charge-offs totaled $1.9 million for the first six months of 2001 compared to a net recovery of $0.8 million for the same period 2000. Net recoveries for the first six months of 2000 was primarily due to proceeds received on a previously charged-off floor plan loan in 1998. Nonperforming loans to total loans was 0.48% at June 30, 2001 compared to 0.80% in the same period of 2000 and 0.18% at December 31, 2000. Also affecting the amount of provision expense is the amount and types of loan growth and portfolio composition. Most of the loan growth in 2001 and 2000 is attributable to larger-sized commercial loans.

Noninterest Income

Noninterest income increased $1.0 million or 11% in the first six months of 2001 as compared to the same period of 2000. Increases included $0.3 million in service charges and fees, $0.4 million in other income and $0.3 million in wealth management income. Security gains increased $2.5 million in the first six months of 2001 as compared to the same period of 2000.

The $0.3 million increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. The $0.3 million in wealth management income was primarily attributable to increased performance levels for brokerage and insurance activities. The $0.4 million increase in other income was related to higher performance levels for merchant and debit card income, mortgage banking and equity call option fees. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

S&T recognized $3.9 million of gains on available for sale securities in the first six months of 2001 as compared to $1.5 million in the same period of 2000. The equity security gains were taken on available for sale securities in the first six months of 2001 and 2000 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented. Offsetting $1.5 million of equity security gains in the first six months of 2000 was $0.5 million of debt security losses that were recognized as part of a debt securities portfolio restructuring. Unrealized gains, net of unrealized losses, in the available for sale portfolio totaled $55.7 million at June 30, 2001.

Noninterest Expense

Noninterest expense increased by $1.0 million or 4% at June 30, 2001 compared to June 30, 2000. Staff expense increased $0.7 million or 6% primarily attributable to normal merit increases and higher benefit plan costs. Occupancy expense increased $0.3 million or 11% as compared to the same period of 2000. The increase is attributable to the opening of a new branch office in Allegheny County, expanded operations and administrative facilities and higher energy and maintenance costs. Average full-time equivalent staff was 659 at June 30, 2001 and 658 at June 30, 2000. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, was 41% at June 30, 2001 and June 30, 2000, respectively.

Federal Income Taxes

Federal income tax expense increased $1.0 million at June 30, 2001 as compared to June 30, 2000 primarily as a result of higher pre-tax income and a higher effective tax rate. The effective tax rate for the first six months of 2001 was 29% and 28% in 2000, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 30, 2001 compared to Three months ended June 30, 2000

Net Income

Net income increased to $11.9 million or $0.44 per diluted earnings per share in the second quarter of 2001 from $11.1 million or $0.41 per diluted earnings per share for the same period of 2000. This significant improvement is due to higher net interest income, higher noninterest income and normal increases in operating expenses.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $0.5 million or 2% in the second quarter of 2001 compared to the same period of 2000. This improvement in net interest income resulted from a higher level of earning assets while maintaining fairly consistent spreads.

Average earning assets increased by $76.7 million as compared to the second quarter of 2000, primarily as a result of $116.9 million of loan growth offset by a decrease of $40.3 million in investment securities. Funding for this asset growth was primarily provided by an increase of $94.4 million in deposits and earnings retained.

Net interest margin on a fully taxable equivalent basis was 4.30% for the second quarter of 2001, as compared to 4.37% for the same period of 2000.

Provision for Loan Losses

The provision for loan losses was $2.0 million in the second quarter of 2001 and $1.0 million for the same period of 2000. Net loan charge-offs totaled $1.5 million for the second quarter of 2001 compared to $0.5 million for the same period of 2000. The provision expense in 2001 and 2000 is the result of an effort to maintain S&T's allowance for loan losses to total loans at a relatively consistent level with charge-offs, loan growth, a continuing mix change in the loan portfolio to a greater percentage of commercial loans and management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio.

Noninterest Income

Noninterest income increased $0.4 million or 8% in the second quarter of 2001 as compared to 2000. Increases included, $0.1 million in service charges, $0.1 million in wealth management fees and $0.2 million in other income in the second quarter of 2001 as compared to the same period of 2000. Security gains increased $1.9 million in the second quarter of 2001 as compared to the same period of 2000.

The 3% increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. Wealth management fees increased $0.1 million due to higher brokerage and traditional trust activities. The 11% increase in other income was primarily a result of increased performance for merchant and debit card income, mortgage banking, and equity call fees. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

During the second quarter of 2001, S&T realized equity security gains of $2.5 million. The available for sale equity security gains were taken in order to maximize returns by taking advantage of market opportunities when presented.

Noninterest Expense

Noninterest expense increased $0.6 million or 6% in the second quarter of 2001 as compared to the second quarter of 2000. The increase is primarily attributable to increased employment, occupancy expense and other expenses. Staff expense increased $0.3 million or 5% as compared to the same period of 2000. The increase is a result of normal merit increases and higher benefit plan costs. Occupancy expense increased $0.2 million or 16% as compared to the same period of 2000. The increase is attributable to the opening of a new branch office in Allegheny County, expanded operations and administrative facilities and higher energy and maintenance costs. Other expenses increased $0.1 million primarily due to normal organizational expansion and fee increases from vendors.

Federal Income Taxes

Federal income tax expense increased $0.5 million in the second quarter of 2001 as compared to the second quarter of 2000. The increase is primarily attributable to higher pre-tax income offset by a lower effective tax rate. The effective tax rate for the second quarter of 2001 was 29% and 28% for the second quarter of 2000, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.    Quantitative and qualitative disclosures about market risk are presented at December 31, 2000 in Item 7A of S&T's Annual Report on Form 10-K, filed with the SEC on March 26, 2001. Management believes that there have been no material changes in S&T's market risk since December 31, 2000.

PART II

OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits
None
	(b)	Reports on Form 8-K

Form 8-K dated April 16, 2001

 S&T Bancorp, Inc. announces record earnings for the first quarter ending March 31, 2001. Diluted earnings per share increased 7.5 percent in the first quarter to $0.43 per share from $0.40 per share in the same period of 2000. Net income increased 8.0 percent to $11.7 million from $10.8 million in the year ago period.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
S&T Bancorp, Inc.
(Registrant)
Date: August 10, 2001	/s/ Robert E. Rout
Robert E. Rout
Executive Vice President, Secretary and Chief Financial Officer