Form 10-Q
period 2001-09-30
S&T BANCORP INC
filed 2001-11-07
CIK 719220

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2001
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To
Commission file number	0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	25-1434426
(State or other jurisdiction of incorporation or organization)	(I.R.S. EMPLOYER Identification No.)
43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(zip code)
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $2.50 Par Value - 26,731,579 shares as of October 22, 2001

INDEX S&T BANCORP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements
	Condensed consolidated balance sheets - September 30, 2001 and December 31, 2000	3
	Condensed consolidated statements of income - three and nine months ended September 30, 2001 and 2000	4
	Condensed consolidated statements of cash flows - nine months ended September 30, 2001 and 2000	5
	Notes to condensed consolidated financial statements	6-9
Item 2. Item 3.	Management's discussion and analysis of financial condition and results of operations Quantitative and Qualitative Disclosures about Market Risk	10-18 19
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	19
	SIGNATURES	20

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2001	December 31, 2000
	(000's omitted except per share data)
ASSETS
Cash and due from banks	$39,673	$43,665
Interest-earning deposits with banks and federal funds sold	51	6,655
Securities:
Available for sale	533,935	567,400
Held to maturity (market value $7,645 in 2001 and $13,703 in 2000)	7,469	13,512
Total Securities	541,404	580,912
Loans, net of allowance for loan losses of $28,764 in 2001 and $27,395 in 2000	1,613,399	1,577,629
Premises and equipment	21,359	20,390
Other assets	78,982	81,039
TOTAL ASSETS	$2,294,868	$2,310,290
LIABILITIES
Deposits:
Noninterest-bearing	$240,157	$232,625
Interest-bearing	1,356,243	1,292,707
Total Deposits	1,596,400	1,525,332
Securities sold under repurchase agreements	72,930	80,686
Federal Funds Purchased	3,700	-
Long-term borrowings	281,255	377,997
Other liabilities	49,234	49,178
TOTAL LIABILITIES	2,003,519	2,033,193
SHAREHOLDERS' EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value)
Authorized - 50,000,000 shares in 2001 and 2000
Issued - 29,714,038 shares in 2001 and 2000	74,285	74,285
Additional paid-in capital	21,027	21,028
Retained earnings	218,584	201,435
Accumulated other comprehensive income	33,579	32,502
Treasury stock (2,937,459 shares at September 30, 2001 and 2,766,626 at December 31, 2000)	(56,126)	(52,153)
TOTAL SHAREHOLDERS' EQUITY	291,349	277,097
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,294,868	$2,310,290

See Notes to Condensed Consolidated Financial Statements
S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	For three months ended September 30,		For nine months ended September 30,

	2001	2000	2001	2000
INTEREST INCOME	(000's omitted except per share data)
Loans, including fees	$33,431	$35,503	$103,287	$101,497
Deposits with banks and federal funds sold	325	468	1,210	1,192
Investment securities:
Taxable	6,182	8,087	20,296	23,930
Tax-exempt	145	189	418	599
Dividends	978	1,080	3,024	3,224
Total Interest Income	41,061	45,327	128,235	130,442
INTEREST EXPENSE
Deposits	12,983	14,655	41,630	41,364
Securities sold under repurchase agreements	480	1,172	1,906	4,314
Federal funds purchased	7	60	30	80
Long-term borrowings	5,170	6,555	16,906	17,592
Total Interest Expense	18,640	22,442	60,472	63,350
NET INTEREST INCOME	22,421	22,885	67,763	67,092
Provision for loan losses	850	1,000	3,850	3,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,571	21,885	63,913	64,092
NONINTEREST INCOME
Security gains, net	4,268	961	8,191	2,424
Wealth Management	1,128	911	3,695	2,767
Service charges on deposit accounts	1,888	1,787	5,368	4,987
Other	2,433	2,058	6,699	6,272
Total Noninterest Income	9,717	4,756	23,953	14,026
NONINTEREST EXPENSE
Salaries and employee benefits	6,251	5,967	18,816	17,826
Occupancy, net	784	775	2,400	2,230
Furniture and equipment	760	644	2,234	1,977
Other taxes	452	426	1,276	1,242
Data processing	676	572	1,994	1,839
FDIC assessment	72	74	215	221
Other	2,785	3,272	8,327	8,884
Total Noninterest Expense	11,780	11,730	35,262	34,219
INCOME BEFORE TAXES AND EXTRAORDINARY ITEM	19,508	15,872	52,604	46,323
Applicable income taxes	5,763	4,459	15,287	12,980
NET INCOME BEFORE EXTRAORDINARY ITEM	13,745	11,413	37,317	33,343
Extraordinary Item (after-tax)	1,887	-	1,887	-
NET INCOME	$11,858	$11,413	$35,430	$33,343
Earnings per common share:
Net income before extraordinary item	$0.51	$0.42	$1.39	$1.24
Extraordinary item	(0.07)	0.00	(0.07)	0.00
Net income	$0.44	$0.42	$1.32	$1.24
Earnings per common share assuming dilution:
Net Income before extraordinary item	$0.51	$0.42	$1.38	$1.23
Extraordinary item	(0.07)	0.00	(0.07)	0.00
Net income	$0.44	$0.42	$1.31	$1.23
Dividends	0.23	0.21	0.68	0.62
Average Common Shares Outstanding - Basic	26,881	26,987	26,926	26,994
Average Common Shares Outstanding - Diluted	27,081	27,071	27,097	27,078

See Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30
	2001	2000
	(000's omitted)
Operating Activities
Net Income	$35,430	$33,343
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,850	3,000
Provision for depreciation and amortization	1,797	1,707
Net amortization of investment security premiums	375	266
Net accretion of loans and deposit discounts	(165)	(204)
Net gains on sales of securities available for sale	(8,191)	(2,424)
Deferred income taxes	(2,338)	(1,969)
Extraordinary item prepayment penalty on early repayment of debt, net of tax	(1,887)	-
Decrease (increase) in interest receivable	2,783	(2,944)
(Decrease) increase in interest payable	(1,611)	886
Increase in other assets	(984)	(2,388)
Increase in other liabilities	3,427	1,441
Net Cash Provided by Operating Activities	32,486	30,714
Investing Activities
Net decrease in interest-earning deposits with banks	4	2
Net decrease in federal funds sold	6,600	15,400
Proceeds from maturities of investment securities	6,046	1,930
Proceeds from maturities of securities available for sale	243,551	11,280
Proceeds from sales of securities available for sale	82,371	61,155
Purchases of securities available for sale	(282,958)	(74,721)
Net increase in loans	(59,879)	(114,572)
Proceeds from the sale of loans	20,423	16,613
Purchases of premises and equipment	(2,766)	(1,483)
Other, net	-	37
Net Cash Used in Investing Activities	13,392	(84,359)
Financing Activities
Net increase in demand, NOW, MMI, and savings deposits	15,019	9,226
Net increase in certificates of deposit	56,048	49,774
Net decrease in repurchase agreements	(7,756)	(16,826)
Net increase in federal funds purchased	3,700	7,750
Proceed from long-term borrowings	-	116,075
Repayments on long-term borrowings	(94,854)	(95,269)
Acquisition of treasury stock	(4,998)	(326)
Sale of treasury stock	1,024	96
Cash dividends paid to shareholders	(18,053)	(16,759)
Net Cash (Used in) Provided by Financing Activities	(49,870)	53,741
(Decrease) increase in Cash and Cash Equivalents	(3,992)	96
Cash and Cash Equivalents at Beginning of Period	43,665	38,663
Cash and Cash Equivalents at End of Period	$39,673	$38,759

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
NOTE A--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2000.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in diluted earnings per share. Average shares outstanding for computing basic earnings per share were 26,926,253 and 26,994,403 for the nine-month period ending September 30, 2001 and 2000. Average shares outstanding for computing dilutive earnings per share were 27,097,480 and 27,078,208 for the nine-month period ending September 30, 2001 and 2000. In computing dilutive earnings per share, average shares outstanding have been increased by the common stock equivalents relating to S&T's available stock options.

Components of comprehensive income for S&T include net income and unrealized gains or losses on S&T's available-for-sale securities. During the nine months ended September 30, 2001 and 2000, total comprehensive income amounted to $36,507,000 and $42,094,000.

During the third quarter of 2001, S&T incurred a one-time extraordinary charge of $2.9 million, $1.9 million after-tax, as a prepayment penalty on $50 million of callable long-term debt. The early repayment of the debt was part of a strategy to modify interest rate sensitivity. This prepayment penalty was offset by gains of $2.9 million on the sale of callable securities in the available for sale bond portfolio.

As of January 1, 2001, S&T adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), as amended by Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (Statement No. 138) which requires measuring and recording the change in fair value of derivative instruments. S&T does not extensively use derivative financial instruments. Historically, the only type that S&T utilizes is interest rate swaps. At September 30, 2001, S&T had no swaps outstanding. The adoption of these statements did not materially affect S&T's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement No. 141), and No. 142, "Goodwill and Other Intangible Assets" (Statement No. 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

S&T will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement No. 142 is not expected to materially affect S&T's financial position or results of operations.

S&T BANCORP INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE B - SECURITIES
The amortized cost and estimated market value of securities as of September 30 are as follows:
2001	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$189,380	$7,934	-	$197,314
Mortgage-backed securities	27,185	631	-	27,816
Collateralized mortgage obligations	99,390	1,188	-	100,578
U.S. treasury securities	9,482	801	-	10,283
Obligations of state and political subdivisions	3,620	77	-	3,697
Corporate securities	65,111	2,334	-	67,445
Debt securities available for sale	394,168	12,965	-	407,133
Marketable equity securities	74,802	42,991	(4,268)	113,525
Other securities	13,277	-	-	13,277
Total	$482,247	$55,956	$(4,268)	$533,935

2001	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$7,469	$176	-	$7,645
Total	$7,469	$176	-	$7,645
The amortized cost and estimated market value of securities as of December 31 are as follows:
2000	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$331,846	$3,824	($873)	$334,797
Mortgage-backed securities	5,405	158	-	5,563
U.S. treasury securities	10,564	637	-	11,201
Corporate securities	64,633	240	(636)	64,237
Debt securities available for sale	412,448	4,859	(1,509)	415,798
Marketable equity securities	67,665	50,211	(3,559)	114,317
Other securities	37,285	-	-	37,285
Total	$517,398	$55,070	($5,068)	$567,400

2000	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$11,512	$181	-	$11,693
Corporate securities	2,000	10	-	2,010
Total	$13,512	$191	-	$13,703

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SECURITIES
Continued

During the period ended September 30, 2001, there were $8,191,275 in realized gains relative to securities available for sale.
The amortized cost and estimated market value of debt securities at September 30, 2001, by contractual maturity, are shown below.
Available for Sale	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$34,706	$35,249
Due after one year through five years	351,605	363,692
Due after five years through ten years	7,857	8,192
Total	$394,168	$407,133

Held to Maturity	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$2,843	$2,903
Due after one year through five years	4,626	4,742
Total	$7,469	$7,645

At September 30, 2001 and December 31, 2000 investment securities with a principal amount of $287,543,000 and $321,549,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.
NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio was as follows:
	September 30, 2001	December 31, 2000
	(000's omitted)
Real estate - construction	$106,011	$113,856
Real estate - mortgages:
Residential	439,189	465,779
Commercial	611,517	589,028
Commercial and industrial	403,751	347,285
Consumer installment	81,695	89,076
Gross Loans	$1,642,163	$1,605,024
Allowance for loan losses	(28,764)	(27,395)
Total Loans	$1,613,399	$1,577,629

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE C - LOANS
Continued
Changes in the allowance for loan losses for the nine months ended September 30 were as follows:
	2001	2000
	(000's omitted)
Balance at beginning of period	$27,395	$27,134
Charge-offs	(3,690)	(2,814)
Recoveries	1,209	2,710
Net (charge-offs)	(2,481)	(104)
Provision for loan losses	3,850	3,000
Balance at end of period	$28,764	$30,030

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans at September 30, 2001 and December 31, 2000.
	For the Nine Months Ended September 30, 2001	For the Year Ended December 31, 2000
	(000's omitted)
Recorded investment in loans considered to be impaired	$12,061	$8,142
Loans considered to be impaired that were on a nonaccrual basis	7,327	915
Allowance for loan losses related to loans considered to be impaired	1,492	-
Average recorded investment in impaired loans	9,657	12,580
Total interest income per contractual terms on impaired loans	1,312	1,665
Interest income on impaired loans recognized on a cash basis	743	1,507

NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $430,720,000 and obligations under standby letters of credit totaled $180,279,000 at September 30, 2001.

At September 30, 2001, S&T had marketable equity securities, totaling $245,622 at amortized cost and $631,408 at estimated market value, that were subject to covered call option contracts. The purpose of these contracts was to generate fee income for S&T.

NOTE E--LITIGATION

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. No material losses are anticipated by management as a result of these legal proceedings.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis is presented so that shareholders may review in further detail the financial condition and results of operations of S&T Bancorp, Inc. and subsidiaries (S&T). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the selected financial data presented elsewhere in this report.

Financial Condition

Total assets averaged $2.3 billion in the first nine months of 2001, an $82.1 million increase from the 2000 full year average. Average loans increased $88.6 in the first nine months of 2001 compared to the 2000 full year average. Funding for this loan growth was primarily provided by a $93.1 million increase in average deposits, an increase of $36.7 million in average earnings retained and a $38.2 million decrease in average securities and federal funds, offset by a $58.4 million decrease in average borrowings.

Lending Activity

Average loans increased $88.6 million, or 6% to $1.6 billion for the nine months ended September 30, 2001 from the 2000 full year average. Changes in the composition of the average loan portfolio during 2001 included increases of $62.3 million of commercial loans and $51.3 million of commercial real estate loans, offset by decreases of $15.0 million of residential mortgages and $10.0 million of installment loans.

Commercial real estate loans comprise 37% of the loan portfolio. Although commercial real estate loans can be an area of higher risk, management believes these risks are mitigated by limiting the percentage amount of portfolio composition, a rigorous underwriting review by loan administration and the fact that many of the commercial real estate loans are owner-occupied or rental properties, and many are seasoned properties. During 2001, S&T sold $2.3 million of participations of originated commercial real estate loans. The purpose of these sales was to diversify credit risk on larger loans and to generate fee income from servicing.

Residential mortgage lending continued to be a strategic area of focus during the first nine months of 2001 through a centralized mortgage origination department, ongoing product redesign, the utilization of commission compensated originators and a mortgage banking function. Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be negligible because of S&T's conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At September 30, 2001 the residential mortgage portfolio had an 18% composition of adjustable rate mortgages.

Much of the decline in average residential loans is due to more active participation in the secondary mortgage markets. S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to the Federal National Mortgage Association (FNMA). The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first nine months of 2001, S&T sold $18.1 million of 1-4 family mortgages to FNMA. S&T will continue to sell longer-term loans to FNMA in the future on a selective basis, especially during periods of lower interest rates.

Installment loan decreases are primarily associated with significantly lower volumes in the indirect auto loan category. Pricing pressures have been unusually intense in the indirect auto loan market during recent years and the decision was made to exit this line of business and allow the portfolio to liquidate via normal paydowns and pay-off activities. At September 30, 2001 the indirect auto loan portfolio had an outstanding balance of $2.1 million. Direct loans decreased $2.9 million for the nine months ending September 30, 2001 as compared to the 2000 full year average due to lower origination and higher payoff activity.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

A variety of unsecured and secured installment loan and credit card products are offered by S&T. However, the bulk of the consumer loan portfolio is automobile loans. Loan to value guidelines for direct loans are 90%-100% of invoice for new automobiles and 80%-90% of National Automobile Dealer Association "NADA" value for used automobiles.

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

Security Activity

Average securities decreased by $53.6 million in the first nine months of 2001 compared to the 2000 full year average. The average decrease was comprised of $3.6 million in U.S. treasury securities, $76.1 million in U.S. government agency securities, $3.5 million of states and political subdivisions and $14.5 million of Federal Home Loan Bank (FHLB) stock. Offsetting these decreases were average increases of $5.1 million of corporate equity securities, $0.1 million of corporate securities and $38.9 million of mortgage-backed securities. Average federal funds increased by $15.4 million during the same period.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks to take advantage of the dividends received deduction for corporations. During 2001, the equity portfolio yielded 8.1% on a fully taxable equivalent basis and had unrealized gains, net of nominal unrealized losses, of $38.7 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to change in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities and corporate equities as available for sale. Municipal securities and other debt securities are classified as held to maturity. At September 30, 2001, unrealized gains, net of unrealized losses, for securities classified as available for sale were $51.7 million.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Allowance for Loan Losses

The balance in the allowance for loan losses was $28.8 million or 1.75% of total loans at September 30, 2001 as compared to $27.4 million or 1.71% of total loans at December 31, 2000. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

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

Net loan charge-offs totaled $2.5 million in the first nine months of 2001 compared to $0.1 million in the first nine months of 2000. Charge-offs for the first nine months of 2000 were reduced by the proceeds received on a previously charged-off floor plan loan in 1998. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at September 30, 2001, was $11.6 million or 0.71% of total loans. This compares to nonperforming loans of $2.9 million or 0.18% of total loans at December 31, 2000. The increase in nonperforming loans is primarily due to two manufacturing credits that S&T is currently in the process of liquidating collateral which is believed to be written down to fair market values.

Asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $93.1 million, or 6% for the nine months ended September 30, 2001 as compared to the 2000 full year average. Changes in the average deposit mix included a $26.0 million increase in money market and NOW accounts, a $66.0 million increase in time deposits and an $8.0 million increase in demand accounts, offset by a $6.9 million decrease in savings accounts. A successful strategy for money market account pricing was implemented in order to make these accounts more competitive with money funds offered at brokerage firms. Time deposit increases reflect successes in promotional programs.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Special rate deposits of $100,000 and over were 8% of total deposits at September 30, 2001 and December 31, 2000, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Borrowings

Average borrowings decreased $58.4 million for the first nine months ended September 30, 2001 compared to the 2000 full year average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOS decreased approximately $16.8 million for the first nine months of 2001 compared to the full year 2000 average. S&T views retail REPOS as a relatively stable source of funds since most of these accounts are with local, long-term customers. Average wholesale REPOS and federal funds decreased by $20.4 million for the first nine months of 2001 compared to the full year 2000 average. The increase in core deposits decreased the usage of REPO type fundings in 2001.

Average long-term borrowings have decreased by $21.2 million in the first nine months of 2001 as compared to the full year 2000 average. During the third quarter of 2001, S&T incurred a one-time extraordinary charge of $2.9 million, $1.9 million after-tax, as a prepayment penalty on callable long-term debt. At September 30, 2001, S&T had long-term borrowings outstanding of $190.6 million at a fixed rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advantage of lower cost funds through the FHLB's Community Investment Program and to fund stock buy-backs.

Capital Resources

Shareholders' equity increased $14.3 million at September 30, 2001, compared to December 31, 2000. Net income was $35.4 million and dividends paid to shareholders were $18.1 million for the nine months ended September 30, 2001. Also affecting capital is an increase of $1.1 million in unrealized gains on securities available for sale. There were 225,005 shares of S&T common stock repurchased during the first nine months of 2001. An authorization is in effect to buy-back up to 1,000,000 shares until December 31, 2001.

S&T paid 51% of net income in dividends, equating to an annual dividend rate of $0.92 per share during the first nine months of 2001. The book value of S&T's common stock increased from $10.28 at December 31, 2000 to $10.88 at September 30, 2001. The market price of S&T's common stock was $23.40 per share at September 30, 2001, compared to $21.63 per share at December 31, 2000.

S&T continues to maintain a strong capital position with a leverage ratio of 10.8% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 12.8% and 14.9% respectively, at September 30, 2001. These ratios place S&T well above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine months ended September 30, 2001 compared to

Nine months ended September 30, 2000

Net Income

Net income increased to $35.4 million or $1.31 per diluted earnings per share in the first nine months of 2001 from $33.3 million or $1.23 per diluted earnings per share for the same period of 2000, representing a 7% improvement. Earnings include an extraordinary one-time charge of $.07 per share or $1.9 million, after-tax, for the early repayment of $50 million of long-term debt. The improvement during the first nine months of 2001 was the result of strong increases in noninterest income, offset by normal increases in operating expenses.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $0.6 million or 1% in the first nine months of 2001 compared to the same period of 2000. The net yield on interest-earning assets was 4.31% in the first nine months of 2001 comparable to the 4.40% in the same period of 2000. This relatively flat performance in net interest income was primarily the result of the dramatic drop in short-term interest rates, higher delinquent loan interest and the general slowing of loan demand.

In the first nine months of 2001, average loans increased $88.6 million and average securities decreased $53.6 million and average federal funds sold increased $15.4 million. The yields on average securities decreased by 52 basis points during the period and the yield on average loans decreased by 46 basis points. The yield on federal funds declined 189 basis points. During 2001, $193.0 million of U.S. agency securities were called causing reinvestment into lower yielding securities and the reduction in securities leveraging programs.

In the first nine months of 2001, average interest-bearing deposits provided $85.1 million of the funds for the growth in the loan portfolio; cost of deposits totaled 4.16%, a decrease of 35 basis points from 2000 due to reduced rates paid on core deposits and time deposits. The cost of REPOS and other borrowed funds decreased 22 basis points to 5.94%.

Also positively affecting net interest income was a $23.6 million increase to average net free funds. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over non-earning assets.

Maintaining consistent spreads between earning assets and costing liabilities is very significant to S&T's financial performance since net interest income comprises 74% of operating revenue. A variety of asset/liability management strategies were successfully implemented within prescribed ALCO risk parameters that enabled S&T to maintain a net interest margin reasonably consistent with historical levels. The level and mix of funds is monitored by ALCO in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

Provision for Loan Losses

The provision for loan losses was $3.9 million for the first nine months of 2001 and $3.0 million for the same period of 2000. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on probable losses in the loan portfolio. Also affecting the amount of provision expense is loan growth, portfolio composition and trends within risk ratings.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Credit quality statistics are an important factor in determining the amount of provision expense. Net loan charge-offs totaled $2.5 million for the first nine months of 2001 compared to $0.1 million for the same period of 2000. The reduction in net charge-offs for the first nine months of 2000 was primarily due to proceeds received on a previously charged-off floor plan loan in 1998. Nonperforming loans to total loans was 0.71% at September 30, 2001 compared to 0.49% in the same period of 2000 and 0.18% at December 31, 2000. Also affecting the amount of provision expense is the amount and types of loan growth and portfolio composition. Most of the loan growth in 2001 and 2000 is attributable to larger-sized commercial loans.

Noninterest Income

Noninterest income increased $1.7 million or 12% in the first nine months of 2001 as compared to the same period of 2000. Increases included $0.4 million in service charges and fees, $0.9 million in other income and $0.4 million in wealth management income. Security gains increased $5.8 million in the first nine months of 2001 as compared to the same period of 2000.

The $0.4 million increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. The $0.4 million in wealth management income was primarily attributable to increased performance levels for brokerage and insurance activities. The $0.9 million increase in other income was related to higher performance levels for merchant and debit card income, mortgage banking and letters of credit fees. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

S&T recognized $8.2 million of gains on available for sale securities in the first nine months of 2001 as compared to $2.4 million in the same period of 2000. The equity security gains were taken on available for sale securities in the first nine months of 2001 and 2000 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented. Equity security gains of $5.3 million were taken in the first nine months of 2001 along with $2.9 million of debt security gains. The debt securities gains were taken on the sale of $62.0 million of callable U.S. agency securities, classified as available for sale, as part of a strategy to reduce imbedded options in the securities and long-term debt positions. Unrealized gains, net of unrealized losses, in the available for sale portfolio totaled $51.7 million at September 30, 2001.

Noninterest Expense

Noninterest expense increased by $1.0 million or 3% at September 30, 2001 compared to September 30, 2000. Staff expense increased $1.0 million or 6% primarily attributable to normal merit increases, staffing increases and higher benefit plan costs. Occupancy expense increased $0.4 million or 10% as compared to the same period of 2000. The increase is attributable to the opening of a new branch office in Allegheny County, expanded operations and administrative facilities and higher energy and maintenance costs. Offsetting these increases were decreases of $0.5 million or 5% in other expenses at September 30, 2001 as compared to the same period of 2000. The decrease is primarily attributable to a decrease in legal expenses due to costs associated with increased collection activities and the formation of S&T Insurance Group, LLC in 2000. Average full-time equivalent staff was 671 at September 30, 2001 and 660 at September 30, 2000. Staffing increases are primarily related to expansion of mortgage banking, brokerage, wealth management and retail banking functions. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, was 41% at September 30, 2001 and September 30, 2000, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Federal Income Taxes

Federal income tax expense increased $1.3 million at September 30, 2001 as compared to September 30, 2000 primarily as a result of higher pre-tax income and a higher effective tax rate. The effective tax rate for the first nine months of 2001 was 29% and 28% in 2000, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

RESULTS OF OPERATIONS

Three months ended September 30, 2001 compared to

Three months ended September 30, 2000

Net Income

Net income increased to $11.9 million or $0.44 per diluted earnings per share in the third quarter of 2001 from $11.4 million or $0.42 per diluted earnings per share for the same period of 2000. During the third quarter of 2001, S&T incurred a extraordinary one-time charge of $.07 per share or $1.9 million, after-tax. Earnings improvement is due to higher noninterest income and relatively flat operating expenses.

Net Interest Income

On a fully taxable equivalent basis, net interest income decreased $0.5 million or 2% in the third quarter of 2001 compared to the same period of 2000. This decline in net interest income resulted from the dramatic drop in short-term interest rates, delinquent loan interest and the general slowing of loan demand. The comparison between quarters is also affected by a $0.4 million delinquent interest recovery in the third quarter of 2000, as compared to higher delinquent interest for two manufacturing credits classified as nonperforming in the third quarter of 2001.

Average earning assets increased by $61.4 million as compared to the third quarter of 2000, primarily as a result of $105.5 million of loan growth offset by a decrease of $44.1 million in investment securities and federal funds. Funding for this asset growth was primarily provided by an increase of $143.9 million in deposits and earnings retained. During 2001, declining interest rates and a relatively flat yield curve caused limited opportunities for securities leveraging programs. Excess funds from deposit growth and called securities were utilized to pay-down borrowings until better yielding opportunities are presented.

Net interest margin on a fully taxable equivalent basis was 4.23% for the third quarter of 2001, as compared to 4.40% for the same period of 2000.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Provision for Loan Losses

The provision for loan losses was $0.9 million in the third quarter of 2001 and $1.0 million for the same period of 2000. Net loan charge-offs totaled $0.5 million for the third quarter of 2001 compared to $0.9 million for the same period of 2000. The provision expense in 2001 and 2000 is the result of an effort to maintain S&T's allowance for loan losses to total loans at a relatively consistent level with charge-offs, loan growth, a continuing mix change in the loan portfolio to a greater percentage of commercial loans and management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio.

Noninterest Income

Noninterest income increased $0.7 million or 15% in the third quarter of 2001 as compared to 2000. Increases included, $0.1 million in service charges, $0.1 million in wealth management fees and $0.5 million in other income. Security gains increased $3.3 million in the third quarter of 2001 as compared to the same period of 2000.

The 6% increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. Wealth management fees increased $0.1 million due to higher brokerage and traditional trust activities. The 28% increase in other income was primarily a result of increased performance for merchant and debit card income, mortgage banking and letters of credit fees. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

S&T recognized $4.3 million of gains on available for sale securities in the third quarter of 2001 as compared to $1.0 million in the same period of 2000. The equity security gains were taken on available for sale securities in the third quarter of 2001 and 2000 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented. Equity security gains of $1.4 million were taken in the third quarter of 2001 and $2.9 million of debt security gains were recognized. The debt securities gains were taken on the sale of $62.0 million of callable U.S. agency securities, classified as available for sale, as part of a strategy to reduce imbedded options in the securities and long-term debit positions.

Noninterest Expense

Noninterest expense was relatively flat in the third quarter of 2001 as compared to the third quarter of 2000. Employment, occupancy expense and data processing expenses increased in the third quarter of 2001 as compared to the same period of 2000. Staff expense increased $0.3 million or 5% as compared to the same period of 2000. The increase is a result of normal merit increases, staff increases and higher benefit plan costs. Occupancy and data processing expense increased $0.2 million or 12% as compared to the same period of 2000. The increase is attributable to the opening of a new branch office in Allegheny County, expanded operations and administrative facilities and higher energy and maintenance costs. Offsetting these increases were decreases of $0.5 million or 12% in other expenses in the third quarter of 2001 as compared to the third quarter of 2000. The decrease is primarily attributable to a decrease in legal expenses of $0.5 million due to costs associated with increased loan collection activities and the formation of S&T Insurance Group, LLC in 2000.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Federal Income Taxes

Federal income tax expense increased $0.3 million in the third quarter of 2001 as compared to the third quarter of 2000. The increase is primarily attributable to higher pre-tax income offset by a higher effective tax rate. The effective tax rate for the third quarter of 2001 was 29% and 28% for the third quarter of 2000, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

Forward Looking Information

Loan demand has been negatively affected by the slowdown in the economy and recent political events. As such, we are adjusting our loan growth projections for 2001 from 6-8 percent to 2-4 percent. This economic and loan demand contraction will almost certainly affect earnings, so we are also adjusting our 2001 earnings per share estimate from $1.75 - $1.79 to $1.73 - $1.75. Other current financial projections for 2001 are: deposit growth of 5-7 percent; fee increases of 10-12 percent; net margin rate decline of 8-12 basis points; loan loss provision of $4-5 million; and equity security gains of $6-7 million.

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

Form 8-K dated July 16, 2001

 S&T Bancorp, Inc. announces record earnings for the second quarter and first half of 2001. Diluted earnings per share increased 7 percent in the second quarter to $0.44 per share from $0.41 per share in the same period of 2000. Net income increased 7 percent to $11.9 million from $11.1 million in the year ago period. For the six months ending June 30, 2001, diluted earnings per share increased 7 percent to $0.87 from $0.81 in the first half of 2000. Net income for the six months rose 7 percent to $23.6 million from $21.9 million in 2000.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
S&T Bancorp, Inc.
(Registrant)
Date: November 7, 2001	/s/ Robert E. Rout
Robert E. Rout
Executive Vice President, Chief Financial Officer and Secretary