Form 10-K
period 2001-12-31
S&T BANCORP INC
filed 2002-03-19
CIK 719220

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2001
Commission file number 1-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	25-1434426
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)
43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(800) 325-2265
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $2.50 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes     X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229-405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.{    }

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 20, 2002: Common Stock, $2.50 par value - $593,200,450
The number of shares outstanding of the issuer's classes of common stock as of February 20, 2002: Common Stock, $2.50 par value - 26,491,479 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders report for the year ended December 31, 2001 are incorporated by reference into Part II.
Portions of the proxy statement for the annual shareholders meeting to be held April 15, 2002 are incorporated by reference into Part III.

PART I

Item 1.  BUSINESS

General

     S&T Bancorp, Inc. ("S&T") was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and has three wholly owned subsidiaries, S&T Bank, S&T Investment Company, Inc. and S&T Insurance Company, LLC. S&T is registered as a financial holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act, as amended.

     As of December 31, 2001, S&T had $2.4 billion in total assets, $293 million in total shareholder's equity and $1.6 billion in total deposits. The Federal Deposit Insurance Corporation ("FDIC") insures deposits fully provided by law.

     Total trust assets were approximately $624 million at December 31, 2001. Trust services include services as executor and trustee under wills and deeds, and as guardian and custodian of employee benefit trusts.

     S&T Bank is a full service bank with its Main Office at 800 Philadelphia Street, Indiana, Pennsylvania, providing service to its customers through a branch network of 40 offices located in Armstrong, Allegheny, Indiana, Jefferson, Clarion, Clearfield and Westmoreland counties.

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

Employees

     As of December 31, 2001, S&T Bank had 688 full-time equivalent employees. S&T provides a variety of employment benefits and considers its relationship with its employees to be good.

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

S&T

     As a financial holding company, S&T is subject to regulation under the Bank Holding Company Act of 1956 ("BHCA") and the examination and reporting requirements of the Federal Reserve Board. Under the BHCA a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any additional bank, or merge or consolidate with another bank holding company, without the prior approval of the Federal Reserve Board.

     The BHCA also generally limits the activities of a financial holding company to that of banking, managing or controlling banks, or any other activities that are financial in nature or incidental to a financial activity. S&T is presently engaged in three nonbanking activities: S&T Investment Company, Inc., which is an investment holding company, and Commonwealth Trust Credit Life Insurance Company ("CTCLIC") and S&T Insurance Group,

Item 1.  BUSINESS - Continued

LLC. S&T Investment Company, Inc. was formed in June 1988 to hold and manage a group of investments previously owned by S&T Bank and to give S&T additional latitude to purchase other investments. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC distributes high-quality life insurance and long-term disability income insurance products.

     There are a number of obligations and restrictions imposed on financial holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise.

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

     S&T Bank also is subject to federal laws that limit the amount of transactions between itself and S&T or S&T's nonbank subsidiaries. Under these provisions, transactions by a bank subsidiary to its parent company or any nonbank affiliate generally are limited to 10% of the bank subsidiary's capital and surplus or 20% in the aggregate. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. A bank, such as S&T Bank is prohibited from purchasing any "low quality" asset from an affiliate. S&T Bank is in compliance with these provisions.

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

Capital

     The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, S&T and S&T Bank each generally is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit), of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier I capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance ("Tier II capital") and, together with Tier I capital, ("Total capital"). At December 31, 2001, S&T's Tier I and Total capital ratios were 12.69 percent and 14.89 percent, respectively, and the ratios of Tier I capital and Total capital to total risk-adjusted assets for S&T Bank were 9.33 percent and 10.58 percent, respectively.

     In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier I capital to adjusted average quarterly assets equal to four percent for bank and bank holding companies that meet certain

Item 1.  BUSINESS - Continued

specified criteria, including that they have the highest regulatory rating and are not experiencing significant growth or expansion. All other banks and bank holding companies will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. S&T's leverage ratio at December 31, 2001 was 10.98 percent, and S&T Bank's leverage ratio was 8.07 percent.

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

Payment of Dividends

     S&T is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of the revenues of S&T result from amounts paid as dividends to S&T by S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. S&T does not expect that any of these laws, regulations or policies will materially influence its ability or the ability of S&T Bank to pay dividends. During the year ended December 31, 2001, S&T Bank paid $24.2 million in cash dividends to S&T.

Other Safety and Soundness Regulations

     The federal banking agencies possess broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized", as defined by the law. As of December 31, 2001, S&T Bank was classified as "well capitalized". The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions and is not intended to be, and should not be interpreted as a representation overall financial condition or prospects of any financial institution.

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

     Pennsylvania Department of Banking also has broad enforcement powers over S&T Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator or receiver.

Item 1.  BUSINESS - Continued

Interstate Banking and Branching

     The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nation-wide and state-imposed concentration limits. S&T Bank has the ability, subject to certain restrictions, including state opt-out provisions, to acquire by acquisition or merger, branches of banks located outside of Pennsylvania, its home state. The establishment of de novo interstate branches is also possible in those states where expressly permitted. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Competition

     All phases of S&T Bank's business are highly competitive. S&T Bank's market area is western Pennsylvania, with a representation in Indiana, Armstrong, Allegheny, Jefferson, Clarion, Clearfield and Westmoreland counties. S&T Bank competes with local national and state banks, thrift institutions, brokerage firms, mortgage banks, finance companies and insurance companies within its market area. The proximity of Indiana to metropolitan Pittsburgh results in a significant impact on the S&T market because of media influence and penetration by larger financial institutions, such as Mellon Bank, National City, PNC Bank and Citizens Bank.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     The following discussion and analysis is presented so that shareholders may review in further detail the financial condition and results of operations of S&T. This discussion and analysis should be read in conjunction with the consolidated financial statements, selected financial data and management's discussion and analysis incorporated by reference from the S&T Bancorp, Inc. 2001 annual report. References to assets and liabilities and changes thereto represent daily average balances for the periods discussed, unless otherwise noted.

     Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Interest on loans to and obligations of state, municipalities and other public entities is not subject to federal income tax. As such, the stated (pre-tax) yield on these assets is lower than the yields on taxable assets of similar risk and maturity. In order to make the pre-tax income and resultant yields comparable to taxable loans and investments, a taxable equivalent adjustment was added to interest income in the tables below. This adjustment has been calculated using the U.S. federal statutory income tax rate of 35% for 2001, 2000 and 1999. The following table demonstrates the amount that has been added to interest income per the summary of operations.

	Year Ended December 31
	2001	2000	1999
	(in thousands of dollars)
Interest income per consolidated statements of income	$166,702	$176,184	$156,727
Adjustment to fully taxable equivalent basis	2,938	3,105	3,098
Interest income adjusted to fully taxable equivalent basis	169,640	179,289	159,825
Interest expense	76,713	86,141	69,942
Net interest income adjusted to fully taxable equivalent basis	$92,927	$93,148	$89,883

Item 1. BUSINESS - Continued

Average Balance Sheet and Net Interest Income Analysis

	December 31
	2001			2000			1999
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(in thousands of dollars)
Loans (1)(2)	$1,639,946	$135,670	8.27%	$1,548,945	$138,860	8.96%	$1,421,906	$121,424	8.54%
Taxable investment securities	489,654	31,876	6.51%	535,135	37,895	7.08%	525,848	36,404	6.92%
Tax-exempt investment securities(2)	10,625	873	8.22%	13,690	1,186	8.66%	17,045	1,449	8.50%
Interest-earning deposits with banks	87	6	6.90%	109	9	8.26%	71	4	5.63%
Federal funds sold	27,912	1,215	4.35%	21,332	1,339	6.28%	10,880	544	5.00%
Total interest-earning assets (3)	2,168,224	169,640	7.82%	2,119,211	179,289	8.46%	1,975,750	159,825	8.09%
Noninterest-earning assets:
Cash and due from banks	37,031			36,171			40,121
Premises and equipment, net	20,821			20,522			20,976
Market value appreciation of securities available for sale	54,388			26,600			45,573
Other assets	80,095			79,017			65,559
Less allowance for loan losses	(28,286)			(29,184)			(27,743)
	$2,332,273			$2,252,337			$2,120,236
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
NOW/Money market accounts	$446,701	$10,667	2.39%	$419,214	$15,647	3.73%	$393,929	$11,808	3.00%
Savings deposits	146,735	2,283	1.56%	154,226	3,390	2.20%	167,414	3,546	2.12%
Time deposits	748,630	40,226	5.37%	679,684	37,430	5.51%	626,166	31,924	5.10%
Federal funds purchased	7,481	187	2.49%	2,142	139	6.49%	4,465	229	5.13%
Securities sold under agreements to repurchase	72,284	2,268	3.14%	102,379	5,863	5.73%	138,387	6,519	4.71%
Long-term borrowings	333,636	21,082	6.32%	377,352	23,672	6.27%	286,975	15,916	5.55%
Total interest-bearing liabilities (3)	1,755,467	76,713	4.37%	1,734,997	86,141	4.96%	1,617,336	69,942	4.32%
Noninterest-bearing liabilities:
Demand deposits	234,519			223,045			210,095
Other	50,214			40,264			41,815
Shareholders' equity	292,073			254,031			250,990
	$2,332,273			$2,252,337			$2,120,236

Net interest income		$92,927			$93,148			$89,883
Net yield on interest-earning assets			4.29%			4.40%			4.55%

(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a fully taxable equivalent basis, including the dividend-received deduction for equity securities, using the statutory federal income tax rate of 35% for 2001, 2000 and 1999.
(3) Yields are calculated using historical cost basis.

Item 1.  BUSINESS - Continued

The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2001 Compared to 2000 Increase (Decrease) Due to (1)			2000 Compared to 1999 Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands of dollars)
Interest earned on:
Loans (2)	$8,154	$(11,344)	$(3,190)	$10,849	$6,587	$17,436
Taxable investment securities	(3,220)	(2,799)	(6,019)	643	848	1,491
Tax-exempt investment securities (2)	(265)	(48)	(313)	(285)	22	(263)
Interest-earning deposits	(2)	(1)	(3)	2	3	5
Federal funds sold	413	(537)	(124)	523	272	795
Total interest-earning assets	$5,080	$(14,729)	$(9,649)	$11,732	$7,732	$19,464
Interest paid on:
NOW/Money market accounts	$1,025	$(6,005)	$(4,980)	$758	$3,081	$3,839
Savings deposits	(165)	(942)	(1,107)	(279)	123	(156)
Time deposits	3,799	(1,002)	2,796	2,729	2,777	5,506
Securities sold under agreements to repurchase	(1,724)	(1,871)	(3,595)	(1,696)	1,040	(656)
Federal funds purchased	346	(299)	47	(119)	29	(90)
Long-term borrowings	(2,741)	152	(2,589)	5,012	2,744	7,756
Total interest-bearing liabilities	$540	$(9,967)	$(9,428)	$6,405	$9,794	$16,199
Change in net interest income	$4,540	$(4,762)	$(221)	$5,327	$(2,062)	$3,265

(1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)  Tax-exempt income is on a fully taxable equivalent basis using the statutory federal income tax rate of 35% for 2001, 2000 and 1999.

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

     The schedule below presents S&T's interest rate sensitivity at December 31, 2001 using gap analysis. The gap and cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. ALCO policy guidelines for cumulative gap in the six and twelve month time frames, annually approved by the S&T Board of Directors, is currently a range of 0.85 to 1.15. Management believes this range provides an acceptable and manageable level of interest rate risk for S&T. Significant to gap analysis is the expected rate of asset prepayment, calls on securities and the behavior of depositors during periods of changing interest rates. For example, in periods of declining interest rates, borrowers can be expected to accelerate loan prepayments and refinancing; depositors will tend to hold those certificates of deposits with rates higher than the then current market rate. Conversely, in a rising interest rate scenario, borrower refinancing and prepayments typically decrease, while deposit shifting and early withdrawals tend to accelerate as depositors position funds to earn higher yields.

Item 1.  BUSINESS - Continued

     ALCO continually monitors these historical behavior patterns through periods of changing interest rates, and uses this information to develop loan prepayments and decay rates for Core Deposits (demand, NOW, savings). The gap analysis below incorporates a flat rate scenario, and the following significant assumptions:

Monthly loan prepayments above contractual requirements
5 year ARM - Commercial Real Estate	1.50%
Fixed Rate - Commercial Real Estate	1.25%
Residential Real Estate	1.50%
Other Installment Loans	2.25%
Deposit behavioral pattern/decay rate assumption
NOW and Savings - Year #1	25.00%
NOW and Savings - Year #2	25.00%
NOW and Savings - beyond Year #2	50.00%
Money market pricing is indexed and tiered to market interest rates.	NA
S&T has not historically experienced fluctuations in demand deposit balances during periods of interest rate fluctuations.	NA
Interest Rate Sensitivity December 31, 2001 (in thousands of dollars)
GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
Repricing Assets:
Cash/Due From Banks	$-	$-	$-	$52,833
Securities	51,292	64,397	90,735	378,841
Net Loans	711,892	147,130	235,077	521,745
Other Assets	-	-	-	103,932
Total	$763,184	$211,527	$325,812	$1,057,351
Repricing Liabilities:
Demand	$-	$-	$-	$257,694
NOW	16,108	16,108	32,216	64,431
Money Market	328,333	-	-	-
Savings/Clubs	18,460	18,460	36,918	73,839
Certificates	289,015	188,709	129,062	141,967
Repos & Short-term Borrowings	152,282	-	-	-
Long-term Borrowings	-	64,563	61,000	125,693
Swaps	25,000	-	-	(25,000)
Other Liabilities/Equity	-	-	-	343,016
Total	$829,198	$287,840	$259,196	$981,640
Gap	$(66,014)	$(76,313)	$66,616	$75,711
Cumulative GAP	$(66,014)	$(142,327)	$(75,711)	$-

Rate Sensitive Assets/Rate Sensitive Liabilities	Current Month	Policy Guideline	Immediate Core Deposit Repricing
Cumulative 6 months	0.92	.85-1.15	0.71
Cumulative 12 months	0.87	.85-1.15	0.74

Item 1.  BUSINESS - Continued

     S&T's one-year gap position at December 31, 2001 is liability sensitive. Liability sensitive means that more liabilities than assets of S&T will reprice during the measured timeframes. The implications of a liability sensitive position will differ depending upon the current trend of market interest rates.

     For example, with a liability sensitive position in a declining interest rate environment, the cost of S&T repricing liabilities can theoretically be expected to decline more quickly than the yields on S&T repricing assets. This situation would cause an increase to S&T's interest rate spreads, net interest income and to operating income. Liquidity impacts would not be material in the short-term; in the long-term, improved operating income is always beneficial to liquidity issues.

     Conversely, a liability sensitive gap position in a rising interest rate scenario would theoretically have a negative impact to interest rate spreads, net income and to operating income. Liquidity impacts in this scenario, other than increased costs, would not be material unless serious ongoing declines in operating results caused depositors, lenders and investors to lose confidence.

     Gap analysis usefulness as a measurement of interest rate risk is limited because the time period measured is static. Simulation provides a more dynamic modeling tool for interest rate risk since this technique can incorporate future assumptions about interest rates, volume fluctuations and customer behaviors. ALCO uses simulation to measure changes in net interest income during a 2%, plus or minus, change in current market interest rates (Rate Shock Analysis). Current ALCO policy guidelines require that declines in forecasted net interest income does not exceed 3% because of Rate Shock Analysis.

     Duration techniques are a relatively new addition to S&T's interest rate risk monitoring tools. Duration modeling is primarily used to assist in match fundings for large commercial loans, security purchases and segments of the installment loan portfolios.

Securities

     S&T invests in various securities in order to provide a source of liquidity, increase net interest income and as an ALCO tool to quickly reposition the balance sheet for interest rate risk purposes. Securities are subject to similar interest rate and credit risk as loans. In addition, by their nature, securities classified as available for sale are also subject to market value risks that could negatively affect the level of liquidity available to S&T, as well as equity.

     Risks associated with various securities portfolios are managed and monitored by investment policies annually approved by the S&T Board of Directors, and administered through ALCO and the Chief Investment Officer. As of December 31, 2001, management is not aware of any risk associated with securities that would be expected to have a significant, negative effect to S&T's statement of condition or statement of operations.

Item 1.  BUSINESS - Continued

     The following table sets forth the carrying amount of securities at the dates indicated:

	December 31
	2001	2000	1999
	(in thousands of dollars)
Available for Sale
Marketable equity securities	$112,312	$114,317	$97,729
Obligations of U.S. government corporations and agencies	188,111	334,797	335,941
Collateralized mortgage obligations of U.S. government corporations and agencies	151,794	-	-
Mortgage-backed securities	24,924	5,563	6,170
U.S. treasury securities	6,113	11,201	14,126
Obligations of states and political subdivisions	12,519	-	-
Corporate securities	66,075	64,237	64,526
Other securities	16,602	37,285	39,502
TOTAL	$578,450	$567,400	$557,994
Held to Maturity
Obligations of states and political subdivisions	$6,815	$11,512	$15,231
Corporate securities	-	2,000	1,999
TOTAL	$6,815	$13,512	$17,230

      The following table sets forth the maturities of securities at December 31, 2001, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Tax-equivalent adjustments (using a 35% federal income tax rate) for 2001 have been made in calculating yields on obligations of state and political subdivisions.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	(in thousands of dollars)
Available for Sale
Marketable equity securities									$112,312
Obligations of U.S. government corporations and agencies	$10,272	7.17%	$177,839	5.69%
Collateralized mortgage obligations of U.S. government corporations and agencies			142,220	5.02%	$9,575	4.99%
Obligations of states and political subdivisions			7,701	4.60%	4,818	4.78%
Mortgage-backed securities			24,923	5.74%
U.S. treasury securities			6,113	7.81%
Corporate securities	18,268	5.87%	47,807	6.60%
Other securities									16,602
TOTAL	$28,540		$406,603		$14,393				$128,914
Weighted Average Rate		6.34%		5.58%		4.92%
Held to Maturity
Obligations of states and political subdivisions	$3,634	8.73%	3,181	8.79%
TOTAL	$3,634		$3,181
Weighted Average Rate		8.73%		8.79%

Item 1.  BUSINESS - Continued

Loan Portfolio

     The following table shows S&T's loan distribution at the end of each of the last five years:

	December 31
	2001	2000	1999	1998	1997
	(in thousands of dollars)
Domestic Loans:
Commercial, mortgage and industrial	$1,016,113	$936,313	$830,847	$672,742	$582,401
Real estate - construction	115,825	113,856	94,786	87,246	47,967
Real estate - mortgage	430,261	465,779	466,881	492,570	512,417
Installment	80,569	89,076	103,763	113,351	130,968
TOTAL LOANS	$1,642,768	$1,605,024	$1,496,277	$1,365,909	$1,273,753

     The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 2001. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(in thousands of dollars)
Commercial, mortgage and industrial	$382,895	$320,474	$312,744	$1,016,113
Real estate - construction	25,639	43,700	46,486	115,825
	$408,534	$364,174	$359,230	$1,131,938
Fixed interest rates		$106,045	$68,877
Variable interest rates		258,129	290,353
		$364,174	$359,230

Item 1.  BUSINESS - Continued

Nonaccrual, Past Due and Restructured Loans

    The following table summarizes S&T's nonaccrual, past due and restructured loans:

	December 31
	2001	2000	1999	1998	1997
	(in thousands of dollars)
Nonaccrual loans	$8,253	$2,897	$2,987	$2,933	$3,602
Accruing loans past due 90 days or more	$-	$-	$-	$-	$-

     At December 31, 2001, $8,253,000 of nonaccrual loans was secured. Interest income that would have been recorded under original terms totaled $1,003,000. No interest income was recorded on these loans. It is S&T's policy to place loans on non-accrual status when collection of interest or principal is doubtful, or generally when interest or principals are 90 days or more past due. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. At December 31, 2001, there were $4,761,000 impaired loans that were on nonaccrual. There are no foreign loan amounts required to be included in this table. There were no restructured loans in the periods presented.

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

     Significant to this analysis and assessment is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and due to our continuing growth; many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current economic factors and trends in risk ratings are considered in the determination of the allowance for loan losses. During 2001, the risk rating analysis of the portfolio remained relatively stable.

Item 1.  BUSINESS - Continued

     Beginning in 2001, generally all of the allowance was allocated to the various loan types. An insignificant amount of unallocated allowance exists at year-end and reflects the inherent imprecision in loan loss migration models. Management anticipates that future unallocated portions of the allowance will remain insignificant.

     Management believes its quantitative analysis and risk-rating process is sufficient and enables it to conclude that the total allowance for loan losses is adequate to absorb probable loan losses.

     The allowance for loan losses considered management's assessment of the factors noted above, along with the growth in the loan portfolio. The additions to the allowance charged to operating expense has maintained the allowance as a percent of loans at the following levels at the end of each year presented below.

Year Ended December 31
2001	2000	1999	1998	1997
1.64%	1.71%	1.81%	1.95%	1.60%

     S&T has considered impaired loans in its determination of the allowance for loan losses. The allowance for loan losses for all impaired loans was $1,564,000 at December 31, 2001 and zero in 2000, and is included in the allowance allocated specifically to commercial loans.

     Asset quality is a major corporate objective at S&T. Based on the evaluation of loan quality and assessment of risk characteristics, management believes that the allowance for loan losses is adequate to absorb probable loan losses.

     This table summarizes S&T's loan loss experience for each of the five years ended December 31:

	Year Ended December 31
	2001	2000	1999	1998	1997
	(in thousands of dollars)
Balance at January 1:	$27,395	$27,134	$26,677	$20,427	$18,729
Charge-offs:
Commercial, mortgage and industrial	4,728	6,327	4,270	2,905	1,654
Real estate - mortgage	912	864	913	1,497	1,056
Installment	1,299	1,809	1,819	1,597	1,771
	6,939	9,000	7,002	5,999	4,481
Recoveries:
Commercial, mortgage and industrial	643	4,450	2,483	713	517
Real estate - mortgage	404	394	495	389	221
Installment	423	417	481	597	441
	1,470	5,261	3,459	1,699	1,179
Net charge-offs	5,469	3,739	3,543	4,300	3,302
Provision for loan losses	5,000	4,000	4,000	10,550	5,000
Balance at December 31:	$26,926	$27,395	$27,134	$26,677	$20,427
Ratio of net charge-offs to average loans outstanding	0.33%	0.24%	0.25%	0.33%	0.27%

Item 1.  BUSINESS - Continued

     This table shows allocation of the allowance for loan losses as of the end of each of the last five years:

December 31
2001	2000		1999		1998		1997
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(in thousands of dollars)
Commercial, mortgage and industrial	$22,954	62%	$18,835	58%	$20,147	56%	$16,850	49%	13,556	46%
Real estate-construction	0	7%	0	7%	0	6%	0	7%	0	4%
Real estate-mortgage	744	26%	845	29%	868	31%	1,096	36%	763	40%
Installment	3,124	5%	2,766	6%	2,541	7%	2,635	8%	1,865	10%
Unallocated	104	0%	4,949	0%	3,578	0%	6,096	0%	4,243	0%
TOTAL	$26,926	100%	$27,395	100%	$27,134	100%	$26,677	100%	$20,427	100%

Deposits

     The daily average amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31
	2001		2000		1999
	Amount	Rate	Amount	Rate	Amount	Rate
	(in thousands of dollars)
Noninterest-bearing demand deposits	$234,519		$223,045		$210,095
NOW/Money market accounts	446,701	2.39%	419,214	3.73%	393,929	3.00%
Savings deposits	146,735	1.56%	154,226	2.20%	167,414	2.12%
Time deposits	748,630	5.37%	679,684	5.51%	626,166	5.10%
TOTAL	$1,576,585		$1,476,169		$1,397,604

Item 1.  BUSINESS - Continued

     Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2001, are summarized as follows:

(in thousands of dollars)
Three months or less	$48,923
Over three through six months	15,060
Over six through twelve months	16,324
Over twelve months	36,216
TOTAL	$116,523

Return on Equity and Assets

     The table below shows consolidated operating and capital ratios of S&T for each of the last three years:

	Year Ended December 31
	2001	2000	1999
Return on average assets	2.03%	2.00%	1.95%
Return on average equity	16.19%	17.70%	16.50%
Dividend payout ratio	51.18%	49.22%	48.65%
Equity to asset ratio	12.44%	11.99%	10.92%

Item 1.  BUSINESS - Continued

Short-Term Borrowings

     The following table shows the distribution of S&T's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
(in thousands of dollars)
Balance at December 31:
2001	$99,837
2000	$80,686
1999	$116,009
Weighted average interest rate at year end:
2001	1.50%
2000	5.89%
1999	5.06%
Maximum amount outstanding at any month's end:
2001	$160,103
2000	$168,244
1999	$212,361
Average amount outstanding during the year:
2001	$79,766
2000	$104,521
1999	$142,852
Weighted average interest rate during the year:
2001	3.08%
2000	5.75%
1999	4.72%

 S&T defines repurchase agreements with its retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

Item 2.  PROPERTIES

     S&T operates 40 banking offices in Indiana, Armstrong, Allegheny, Jefferson, Clearfield, Clarion, Westmoreland and surrounding counties in Pennsylvania.

S&T owns land and banking offices at the following locations.

800 Philadelphia Street Indiana, PA 15701	256 Main Street Brookville, PA 15825	205 East Market Street Blairsville, PA 15717
2175 Route 286 South Indiana, PA 15701	Route 36 & Interstate 80 Brookville, PA 15825	85 Greensburg Street Greensburg, PA 15601
Route 119 & Lucerne Road Lucernmines, PA 15754	456 Main Street Brockway, PA 15824	100 South Chestnut Street Derry, PA 15627
34 North Main Street Homer City, PA 15748	602 Salt Street Saltsburg, PA 15681	109 Grant Avenue Vandergrift, PA 15690
232 Hampton Avenue Punxsutawney, PA 15767	35 West Scribner Avenue DuBois, PA 15801	100 South Fourth Street Youngwood, PA 15697
133 Philadelphia Street Armagh, PA 15920	614 Liberty Boulevard DuBois, PA 15801	701 East Pittsburgh Street Greensburg, PA 15601
Route 119 Blacklick, PA 15716	418 Main Street Reynoldsville, PA 15851	2190 Hulton Road Verona, PA 15147
4385 Old Wm. Penn Highway Monroeville, PA 15146	7660 Saltsburg Road Pittsburgh, PA 15239	12262 Frankstown Road Pittsburgh, PA 15235
410 Main Street Clarion, PA 16214	301 Unity Center Road Pittsburgh, PA 15239	4251 Old Wm. Penn Highway Murrysville, PA 15668

Land is leased where S&T owns the banking offices and remote ATM buildings at the following locations:

1107 Wayne Avenue Indiana, PA 15701	1176 Grant Street Indiana, PA 15701	Gemmel Student Center Clarion, PA 16214
435 South Seventh Street Indiana, PA 15701	8th & Merle Street Clarion, PA 16214	730 East Pittsburgh Street Greensburg, PA 15601
523 Franklin Avenue Vandergrift, PA 15690

S&T leases land and banking offices at the following locations:

Route 22 East Blairsville, PA 15717	Shaffer Road DuBois, PA 15801	2388 Route 286 Pittsburgh, PA 15239
324 North Fourth Street Indiana, PA 15701	Route 268 Hilltop Plaza Kittanning, PA 16201	Main Street Mall DuBois, PA 15801
2850 Route 286 South and Hospital Road Indiana, PA 15701	820 South Aiken Avenue Shadyside Village Pittsburgh, PA 15232	Route 30 Westmoreland Mall Greensburg, PA 15601
2550 Route 286 South Indiana, PA 15701

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

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Stock Prices and Dividend Information on page 52 and Dividend and Loan Restrictions on page 44 of the Annual Report for the year ended December 31, 2001, incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

     Selected Financial Data on page 52 and 53 of the Annual Report for the year ended December 31, 2001, incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on page 22 through 30 of the Annual Report for the year ended December 31, 2001, incorporated herein by reference.

Item 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and Qualitative Disclosures about Market Risk on pages 28 and 29 of the Annual Report and pages 7 through 9 of this form 10-K for the year ended December 31, 2001, incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, Report of Independent Auditors and Quarterly Selected Financial Data on pages 31 through 51 and page 53 of the Annual Report for the year ended December 31, 2001, incorporated herein by reference.

Item 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Election of Directors on pages 4 and 5 of the proxy statement of the April 15, 2002, annual meeting of shareholders, incorporated herein by reference.

Executive Officers
Name	For the Corporation	Officer Since	Number of Shares Beneficially Owned (1)	Age
James C. Miller	President, Chief Executive Officer and Director	1983	219,971	56
Robert E. Rout	Executive Vice President, Chief Financial Officer and Secretary	1993	87,811	49
Edward C. Hauck -	Executive Vice President	1991	77,972	49
David L. Krieger	Executive Vice President	1984	68,819	58
J. Jeffrey Smead	Executive Vice President	1992	103,694	50
Gregor T. Young IV	Executive Vice President	2000	18,480	46
William H. Klumpp	Senior Vice President	1994	29,277	58
David P. Ruddock	Senior Vice President	1998	40,152	40
Todd D. Brice	Senior Vice President	1999	83,151	40
Richard A. Fiscus	Senior Vice President	1999	45,981	46
Mark Kochvar	Senior Vice President	2000	22,116	41
David G. Antolik	Senior Vice President	2001	9,670	35

(1)   May include shares held by spouse, other family members, as trustee or through a corporation and nonstatutory stock options vesting within 60 days of the date of this 10-K Report. The reporting person may disclaim beneficial ownership of such shares.

Item 11.  EXECUTIVE COMPENSATION

     Remuneration of Executive Officers on pages 7 and 8 of the proxy statement for the April 15, 2002, annual meeting of shareholders, incorporated herein by reference.

PART IV

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Principal Beneficial Owners of Common Stock on pages 2 and 3 of the proxy statement for the April 15, 2002, annual meeting of shareholders, incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Management and Others on pages 11 and 12 of the proxy statement for April 15, 2002, annual meeting with shareholders, incorporated herein by reference.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

	(a)	List of financial statements and financial statement schedules
(1)

   The following Consolidated Financial Statements and Report of Independent Auditors of S&T Bancorp, Inc. and subsidiaries included in the annual report of the registrant to its shareholders for the year ended December 31, 2001, are incorporated by reference in Part II, Item 8:

			Page Reference
		Report of Ernst & Young LLP, Independent Auditors	51
		Consolidated Balance Sheets December 31, 2001 and 2000	31
		Consolidated Statements of Income Year ended December 2001, 2000 and 1999	32
		Consolidated Statements of Changes in Shareholders' Equity Year ended December 31, 2001, 2000 and 1999	33
		Consolidated Statements of Cash Flows Year ended December 31, 2001, 2000 and 1999	34
		Notes to Consolidated Financial Statements December 31, 2001	35-50
		Quarterly Selected Financial Data	53
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - continued
(2)		Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.
(3)		Listing of Exhibits - See Item 14(c) below
	(b)	Reports on Form 8-K

Form 8-K dated January 22, 2002

S&T Bancorp, Inc. announces earnings for the fourth quarter and the year ending December 31, 2001. Diluted earnings per share increased 2 percent in the fourth quarter to $0.44 per share from $0.43 per share in 2000. Net income also increased 2 percent to $11.9 million from $11.6 million in the year ago period. For the year ending December 31, 2001, diluted earnings per share, inclusive of a one-time extraordinary charge of $0.07 per share, increased 5 percent to $1.75 from $1.66 in 2000. Net income increased 5 percent to $47.3 million ($49.2 million before the one-time extraordinary charge) from $45.0 million in 2000.

Form 8-K dated December 17, 2001

S&T Bancorp, Inc. announced that its Board of Directors approved a four percent increase in its quarterly cash dividend at yesterday's Board meeting. The Board declared a $0.24 per share cash dividend payable on January 25, 2002 to shareholders of record on December 31, 2001. The previous quarterly dividend rate had been $0.23 per share. The Board of Directors also approved a share repurchase authorization of up to 1,000,000 shares or four percent of shares outstanding through year-end 2002.

Form 8-K dated October 16, 2001

S&T Bancorp, Inc. announces earnings for the third quarter and first nine months of 2001. Diluted earnings per share, inclusive of a one-time extraordinary charge of $0.07 per share, increased 5 percent in the third quarter to $0.44 per share from $0.42 per share in the same period of 2000. Net income increased 4 percent to $11.9 million from $11.4 million in the year ago period ($13.8 million before the extraordinary charge of $1.9 million, after-tax). For the nine months ending September 30, 2001, diluted earnings per share increased 7 percent to $1.31 from $1.23 in the first nine months of 2000. Net income for the nine months rose 6 percent to $35.4 million from $33.3 million in 2000 ($37.3 million before the one-time extraordinary charge).

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

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - continued

Form 8-K dated April 16, 2001

S&T Bancorp, Inc. announces record earnings for the first quarter ending March 31, 2001. Diluted earnings per share increased 7.5 percent in the first quarter to $0.43 per share from $0.40 per share in the same period of 2000. Net income increased 8 percent to $11.7 million from $10.8 million in the year ago period.

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
(3.1) Articles of Incorporation of S&T Bancorp, Inc. filed as Exhibit B to Regulation Statement (No. 2-83565) on Form S-4 of S&T Bancorp, Inc., dated May 5, 1983 incorporated herein by reference.
(3.2) Amendment to Articles of Incorporation of S&T Bancorp, Inc. filed as Exhibit 3.2 to Form S-4 Registration Statement (No. 33-02600) dated January 15, 1986, incorporated herein by reference.
(3.3) Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective May 8, 1989, incorporated herein by reference.
(3.4) Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective July 21, 1995, incorporated herein by reference.
(3.5) Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective June 18, 1998, incorporated herein by reference.
(3.6) By-Laws of S&T Bancorp, Inc., as amended, December 20, 1999, incorporated herein by reference.
(10.1)

S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan filed at Exhibit 4.2 to Form S-8 Registration Statement (No. 333-48549) dated March 24, 1998, incorporated herein by reference.*

*Management contract or compensatory plan.

(13)		Annual Report for the year ended December 31, 2001, pages 22-53, - filed herewith.
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - continued
(21)	Subsidiaries of the Registrant - filed herewith
(23.1)	Consent of Ernst & Young LLP, Independent Auditors - filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
/s/ James C. Miller	03/18/02
James C. Miller, President and Chief Executive Officer (Principal Executive Officer)	Date
/s/ Robert E. Rout	03/18/02
Robert E. Rout, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	Date

SIGNATURES - continued

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	03/18/02	/s/ Frank W. Jones	03/18/02
Thomas A. Brice, Director	Date	Frank W. Jones, Director	Date
/s/ James L. Carino	03/18/02	/s/ Joseph A. Kirk	03/18/02
James L. Carino, Director	Date	Joseph A. Kirk, Director	Date
/s/ John J. Delaney	03/18/02	/s/ Samuel Levy	03/18/02
John J. Delaney, Director	Date	Samuel Levy, Director	Date
/s/ Michael J. Donnelly	03/18/02	/s/ James C. Miller	03/18/02
Michael J. Donnelly, Director	Date	James C. Miller, President, Chief Executive Officer and Director	Date
/s/ Robert D. Duggan	03/18/02	/s/ Alan Papernick	03/18/02
Robert D. Duggan, Chairman	Date	Alan Papernick, Director	Date
/s/ William J. Gatti	03/18/02	/s/ Myles D. Sampson	03/18/02
William J. Gatti, Director	Date	Myles D. Sampson, Director	Date
/s/ Ruth M. Grant	03/18/02	/s/ Charles A. Spadafora	03/18/02
Ruth M. Grant, Director	Date	Charles A. Spadafora, Director	Date
/s/ Jeffrey D. Grube	03/18/02		03/18/02
Jeffrey D. Grube, Director	Date	Christine J. Toretti, Director	Date
/s/ Herbert L. Hanna	03/18/02
Herbert L. Hanna, Director	Date