Form 10-Q
period 2002-03-31
S&T BANCORP INC
filed 2002-05-10
CIK 719220

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2002
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To
Commission file number	0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	25-1434426
(State or other jurisdiction of incorporation or organization)	(I.R.S. EMPLOYER Identification No.)
43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(zip code)
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $2.50 Par Value - 26,552,587 shares as of April 22, 2002

INDEX S&T BANCORP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements
	Condensed consolidated balance sheets - March 31, 2002 and December 31, 2001	3
	Condensed consolidated statements of income - three months ended March 31, 2002 and 2001	4
	Condensed consolidated statements of cash flows - three months ended March 31, 2002 and 2001	5
	Notes to condensed consolidated financial statements	6-9
Item 2. Item 3.	Management's discussion and analysis of financial condition and results of operations Quantitative and Qualitative Disclosures about Market Risk	10-15 16
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16
	SIGNATURES	17

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2002	December 31, 2001
	(000's omitted except per share data)
ASSETS
Cash and due from banks	$36,320	$52,783
Securities:
Available for sale	626,107	578,450
Held to maturity (market value $6,564 in 2002 and $6,946 in 2001)	6,486	6,815
Total Securities	632,593	585,265
Loans, net of allowance for loan losses of $27,853 in 2002 and $26,926 in 2001	1,589,906	1,615,842
Premises and equipment	21,239	21,382
Other assets	82,558	82,602
TOTAL ASSETS	$2,362,616	$2,357,874
LIABILITIES
Deposits:
Noninterest-bearing	$261,622	$257,694
Interest-bearing	1,340,686	1,353,623
Total Deposits	1,602,308	1,611,317
Securities sold under repurchase agreements	111,911	99,837
Long-term borrowings	251,224	251,226
Federal funds purchased	56,525	52,445
Other liabilities	48,051	49,722
TOTAL LIABILITIES	2,070,019	2,064,547
SHAREHOLDERS' EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value)
Authorized - 50,000,000 shares in 2002 and 2001
Issued - 29,714,038 shares in 2002 and 2001	74,285	74,285
Additional paid-in capital	21,092	21,051
Retained earnings	229,170	224,044
Accumulated other comprehensive income	30,752	33,447
Treasury stock (3,193,059 shares at March 31, 2001 and 3,067,859 at December 31, 2001)	(62,702)	(59,500)
TOTAL SHAREHOLDERS' EQUITY	292,597	293,327
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,362,616	$2,357,874

See Notes to Condensed Consolidated Financial Statements
S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	For Three Months Ended March 31
	2002	2001
INTEREST INCOME	(000's omitted except per share data)
Loans, including fees	$28,886	$35,364
Federal funds sold	-	373
Investment securities:
Taxable	6,198	7,283
Tax-exempt	202	143
Dividends	965	1,014
Total Interest Income	36,251	44,177
INTEREST EXPENSE
Deposits	10,135	14,778
Securities sold under repurchase agreements	354	825
Federal funds purchased	171	22
Long-term borrowings	3,813	5,935
Total Interest Expense	14,473	21,560
NET INTEREST INCOME	21,778	22,617
Provision for loan losses	1,000	1,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,778	21,617
NONINTEREST INCOME
Security gains, net	1,752	1,424
Wealth Management	1,248	1,299
Service charges on deposit accounts	1,772	1,715
Other	2,508	2,010
Total Noninterest Income	7,280	6,448
NONINTEREST EXPENSE
Salaries and employee benefits	6,994	6,436
Occupancy, net	847	818
Furniture and equipment	785	694
Other taxes	459	447
Data processing	697	641
FDIC assessment	71	72
Other	2,625	2,582
Total Noninterest Expense	12,478	11,690
INCOME BEFORE TAXES	15,580	16,375
Applicable income taxes	4,107	4,725
NET INCOME	$11,473	$11,650
Earnings per common share:
Net Income - basic	$0.43	$0.43
Net Income - diluted	$0.43	$0.43
Dividends	$0.24	$0.22
Average Common Shares Outstanding - Basic	26,545	26,966
Average Common Shares Outstanding - Diluted	26,743	27,120

See Notes to Condensed Consolidated Financial Statements
S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31
	2002	2001
	(000's omitted)
Operating Activities
Net Income	$11,473	$11,650
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	1,000
Provision for depreciation and amortization	621	596
Net amortization of investment security premiums	447	2
Net accretion of loans and deposit discounts	(79)	-
Security gains, net	(1,752)	(1,424)
Deferred income taxes	(489)	(344)
Proceeds from the sale of loans	28,617	1,642
Decrease (increase) in interest receivable	1,968	(405)
Decrease in interest payable	(621)	(379)
Increase in other assets	(1,422)	(1,775)
(Decrease) increase in other liabilities	(66)	8,480
Net Cash Provided by Operating Activities	39,697	19,043
Investing Activities
Net increase in federal funds sold	-	(47,225)
Proceeds from maturities of investment securities	329	5,379
Proceeds from maturities of securities available for sale	11,668	81,289
Proceeds from sales of securities available for sale	1,183	7,820
Purchases of securities available for sale	(63,381)	(55,934)
Net increase in loans	(3,602)	(35,205)
Purchases of premises and equipment	(477)	(499)
Net Cash Used in Investing Activities	(54,280)	(44,375)
Financing Activities
Net increase in demand, NOW, MMI, and savings deposits	7,799	18,171
Net (decrease) increase in certificates of deposit	(16,807)	23,503
Net increase (decrease) in repurchase agreements	12,074	(14,016)
Net increase in federal funds purchased	4,080	-
Proceeds from long-term borrowings	-	230
Acquisition of treasury stock	(4,051)	(410)
Tax benefit from stock options exercised	890	584
Cash dividends paid to shareholders	(5,865)	(5,941)
Net Cash (Used in) Provided by Financing Activities	(1,880)	22,121
Decrease in Cash and Cash Equivalents	(16,463)	(3,211)
Cash and Cash Equivalents at Beginning of Period	52,783	43,665
Cash and Cash Equivalents at End of Period	$36,320	$40,454

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE A--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of S&T Bancorp, Inc. (S&T) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2001.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in diluted earnings per share. Average shares outstanding for computing basic earnings per share were 26,545,187 and 26,966,164 for the three-month period ending March 31, 2002 and 2001. Average shares outstanding for computing dilutive earnings per share were 26,742,806 and 27,120,228 for the three-month period ending March 31, 2002 and 2001. In computing dilutive earnings per share, average shares outstanding have been increased by the common stock equivalents relating to S&T's available stock options.

Components of comprehensive income for S&T include net income and unrealized gains or losses on S&T's available-for-sale securities. During the three months ended March 31, 2002 and 2001, total comprehensive income amounted to $8,778,000 and $13,291,000.
S&T BANCORP INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE B - SECURITIES
The amortized cost and estimated market value of securities as of March 31 are as follows:
2002	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$209,005	$4,432	$(155)	$213,282
Mortgage-backed securities	22,333	247	-	22,580
Collateralized mortgage obligations	177,941	682	(2,024)	176,599
U.S. treasury securities	5,428	542	-	5,970
Obligations of state and political subdivisions	12,662	44	(158)	12,548
Corporate securities	59,950	1,399	(1)	61,348
Debt securities available for sale	487,319	7,346	(2,338)	492,327
Marketable equity securities	77,422	45,860	(3,591)	119,691
Other securities	14,089	-	-	14,089
Total	$578,830	$53,206	$(5,929)	$626,107

2002	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$6,486	$78	-	$6,564
Total	$6,486	$78	-	$6,564
The amortized cost and estimated market value of securities as of December 31 are as follows:
2001	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$181,514	$6,608	($11)	$188,111
Collateralized mortgage obligations	152,136	1,219	(1,561)	151,794
Mortgage-backed securities	24,592	332	-	24,924
U.S. treasury securities	5,456	657	-	6,113
Obligations of states and political subdivisions	12,661	23	(165)	12,519
Corporate securities	64,029	2,046	-	66,075
Debt securities available for sale	440,388	10,885	(1,737)	449,536
Marketable equity securities	70,004	44,303	(1,995)	112,312
Other securities	16,602	-	-	16,602
Total	$526,994	$55,188	($3,732)	$578,450

2001	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$6,815	$131	-	$6,946
Total	$6,815	$131	-	$6,946

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SECURITIES
Continued

During the period ended March 31, 2002, S&T realized gains of $1,752,239 from its available for sale securities portfolio. S&T may receive an exchange of shares relative to mergers; gains and losses are recognized on shares held of acquired institutions in accordance with Emerging Issues Task Force #91-5, Nonmonetary Exchange of Cost-Method Investments (EITF 91-5). At March 31, 2002, $0.8 million was the result of EITF 91-5.

The amortized cost and estimated market value of debt securities at March 31, 2002, by contractual maturity, are shown below.
Available for Sale	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$95,593	$96,420
Due after one year through five years	345,132	350,890
Due after five years through ten years	46,594	45,017
Total	$487,319	$492,327

Held to Maturity	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$3,634	$3,681
Due after one year through five years	2,852	2,883
Total	$6,486	$6,564

At March 31, 2002 and December 31, 2001 investment securities with a principal amount of $343,274,000 and $315,287,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.
NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio was as follows:
	March 31, 2002	December 31, 2001
	(000's omitted)
Real estate - construction	$121,470	$115,825
Real estate - mortgages:
Residential	396,413	430,261
Commercial	614,644	621,997
Commercial and industrial	408,891	394,116
Consumer installment	76,341	80,569
Gross Loans	$1,617,759	$1,642,768
Allowance for loan losses	(27,853)	(26,926)
Total Loans	$1,589,906	$1,615,842

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE C - LOANS
Continued
Changes in the allowance for loan losses for the three months ended March 31 were as follows:
	2002	2001
	(000's omitted)
Balance at beginning of period	$26,926	$27,395
Charge-offs	(425)	(766)
Recoveries	352	364
Net charge-offs	(73)	(402)
Provision for loan losses	1,000	1,000
Balance at end of period	$27,853	$27,993

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans at March 31, 2002 and December 31, 2001.
	For the Three Months Ended March 31, 2002	For the Year Ended December 31, 2001
	(000's omitted)
Recorded investment in loans considered to be impaired	$8,204	$9,101
Loans considered to be impaired that were on a nonaccrual basis	3,800	4,761
Allowance for loan losses related to loans considered to be impaired	2,836	1,564
Average recorded investment in impaired loans	8,652	9,897
Total interest income per contractual terms on impaired loans	220	1,455
Interest income on impaired loans recognized on a cash basis	102	1,002

NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $466,667,000 and obligations under standby letters of credit totaled $191,310,000 at March 31, 2002.

At March 31, 2002, S&T had marketable equity securities, totaling $6,533,012 at amortized cost and $9,480,394 at estimated market value, that were subject to covered call option contracts. The purpose of these contracts was to generate fee income for S&T.

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

Financial Condition

Total assets averaged $2.3 billion in the first three months of 2002 and for the 2001 full year average. Average loans decreased $19.4 million and average securities and federal funds decreased $21.1 million in the first three months of 2002 compared to the 2001 full year average. Average deposits increased $21.5 million and average borrowings decreased $19.7 million.

Lending Activity

Average loans decreased $19.4 million, or 1% to $1.6 billion for the three months ended March 31, 2002 from the 2001 full year average. Changes in the composition of the average loan portfolio during 2002 included increases of $6.0 million of commercial loans and $15.4 million of commercial real estate loans, offset by decreases of $35.1 million of residential mortgages and $5.7 million of installment loans.

Real estate construction and commercial loans, including mortgage and industrial, currently comprise 70% of the loan portfolio. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by limiting concentrations and a rigorous underwriting review by loan administration.

Residential mortgage loans currently comprise 25% of the loan portfolio. Residential mortgage lending continued to be a strategic focus for the first quarter of 2002 through our centralized mortgage origination department, product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its past conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At March 31, 2002 the residential mortgage portfolio had a 17% composition of adjustable rate mortgages.

Much of the decline in average residential loans is due to more active participation in the secondary mortgage markets. S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to the Federal National Mortgage Association (FNMA). The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first three months of 2002, S&T sold $28.6 million of 1-4 family mortgages to FNMA. S&T will continue to sell longer-term loans to FNMA in the future on a selective basis, especially during periods of lower interest rates.

Consumer installment loans currently comprise 5% of the loan portfolio. Direct auto loans decreased $3.3 million for the three months ending March 31, 2002 as compared to the 2001 full year average due to lower origination and higher payoff activity.

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

A variety of unsecured and secured installment loan and credit card products are offered by S&T. However, the majority of the consumer loan portfolio is automobile loans. Loan to value guidelines for direct loans are 90%-100% of invoice for new automobiles and 80%-90% of National Automobile Dealer Association "NADA" value for used automobiles.

Management intends to continue to pursue quality loans in a variety of lending categories within our market area in order to honor our commitment to provide the best service possible to our customers. S&T's loan portfolio primarily represents loans to businesses and consumers in our market area of Western Pennsylvania rather than to borrowers in other areas of the country or to borrowers in other nations. S&T has not concentrated its lending activities in any industry or group. During the past several years, management has concentrated on building an effective credit and loan administration staff, which assists management in evaluating loans before they are made and identifies problem loans early.

Security Activity

Average securities increased by $48.4 million in the first three months of 2002 compared to the 2001 full year average. The average increase was comprised of $4.6 million of corporate equity securities, $8.7 million of states and political subdivisions and $102.9 million of mortgage-backed securities. Offsetting these increases were average decreases of $3.7 million in U.S. treasury securities, $52.3 million in U.S. government agency securities, $4.4 million of corporate securities and $7.4 million of Federal Home Loan Bank (FHLB) stock. Average federal funds decreased by $27.3 million during the first three months of 2002 as compared to the same period of 2001.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks to take advantage of the dividends received deduction for corporations. During 2002, the equity portfolio yielded 7.2% on a fully taxable equivalent basis and had unrealized gains, net of nominal unrealized losses, of $42.3 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to change in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate securities and marketable equity securities as available for sale. Fifteen municipal securities are classified as held to maturity. At March 31, 2002, unrealized gains, net of unrealized losses, for securities classified as available for sale were $47.3 million.

Allowance for Loan Losses

The balance in the allowance for loan losses was $27.9 million or 1.72% of total loans at March 31, 2002 as compared to $26.9 million or 1.64% of total loans at December 31, 2001. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

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
Significant to this analysis is the shift in the loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to our continuing growth, many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current economic factors and trends in risk ratings are considered in the determination of the allowance for loan losses. During the past fifteen months S&T's risk rating analysis of the portfolio remained relatively stable.

Net loan charge-offs totaled $0.1 million in the first three months of 2002 compared to $0.4 million in the first three months of 2001. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at March 31, 2002, was $7.7 million or 0.47% of total loans. This compares to nonperforming loans of $8.3 million or 0.50% of total loans at December 31, 2001.

Asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $21.5 million, or 1% for the three months ended March 31, 2002 as compared to the 2001 full year average. Changes in the average deposit mix included a $8.2 million increase in money market and NOW accounts, a $6.4 million increase in savings accounts and a $16.9 million increase in demand accounts, offset by a $10.0 million decrease in time deposits. Some of these changes can be partially explained by customers shifting funds into demand, savings and money market accounts in anticipation of higher interest rates in the future.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Special rate deposits of $100,000 and over were 7% of total deposits at March 31, 2002 and December 31, 2001, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary.

Borrowings

Average borrowings decreased $19.7 million for the first three months ended March 31, 2002 compared to the 2001 full year average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOS increased approximately $0.5 million for the first three months of 2002 compared to the full year 2001 average. S&T views retail REPOS as a relatively stable source of funds since most of these accounts are with local, long-term customers. Average wholesale REPOS and federal funds increased by $62.3 million for the first three months of 2002 compared to the full year 2001 average.

Average long-term borrowings have decreased by $82.4 million in the first three months of 2002 as compared to the full year 2001 average. At March 31, 2002, S&T had long-term borrowings outstanding of $160.6 million at a fixed rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advantage of lower cost funds through the FHLB's Community Investment Program and to fund stock buy-backs.

Capital Resources

Shareholders' equity decreased $0.7 million at March 31, 2002, compared to December 31, 2001. Net income was
$11.5 million and dividends paid to shareholders were $6.4 million for the three months ended March 31, 2002. Also affecting capital is a decrease of $2.7 million in unrealized gains on securities available for sale and stock buybacks of 166,500 shares during the quarter. Authorization for repurchasing up to 1,000,000 shares remains in effect for 2002.

On March 20, 2002, S&T announced a pending acquisition of Peoples Financial Corporation (Peoples), a $322 million community bank headquartered in Ford City, PA. Under the terms of the agreement, the shareholders of Peoples will receive $52.50 in cash for each share of Peoples for an aggregate transaction value of $87.4 million. S&T views the acquisition as an opportunity to leverage existing capital and operations infrastructure. The transaction will be funded with borrowings and by restructuring the PFC bond and equities portfolios.

S&T paid 56% of net income in dividends, equating to an annual dividend rate of $0.96 per share during the first three months of 2002. The book value of S&T's common stock increased from $11.01 at December 31, 2001 to $11.03 at March 31, 2002. The market price of S&T's common stock was $25.45 per share at March 31, 2002, compared to $24.28 per share at December 31, 2001.

S&T continues to maintain a strong capital position with a leverage ratio of 11.0% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 12.8% and 15.0% respectively, at March 31, 2002. These ratios place S&T above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS
Three months ended March 31, 2002 compared to
Three months ended March 31,2001

Net Income

Net income decreased to $11.5 million or $0.43 per diluted earnings per share in the first three months of 2002 from $11.7 million or $0.43 per diluted earnings per share for the same period of 2001. The slight decline during the first three months of 2002 was primarily the result of decreases in net interest income and normal increases in operating expenses, offset by improvements in noninterest income and a lower effective tax rate.

Net Interest Income

On a fully taxable equivalent basis, net interest income decreased $0.8 million or 3.6% in the first three months of 2002 compared to the same period of 2001. The net yield on interest-earning assets was 4.21% in the first three months of 2002 as compared to the 4.41% in the same period of 2001. This decreased performance in net interest income was primarily the result of net interest spreads contracting during the 475 basis point decline in short-term interest rates that has occurred over the past fifteen months, as well as the general slowing of loan demand.

In the first three months of 2002, average loans decreased $19.4 million, average securities increased $48.4 million and average federal funds sold decreased $27.3 million. The yields on average securities decreased by 242 basis points during the period and the yield on average loans decreased by 98 basis points. The yield on federal funds declined 271 basis points.

In the first three months of 2002, balances of average interest-bearing deposits increased only slightly by $4.5 million, but the mix change from time deposits to core deposits was beneficial to the overall cost of funds. The cost of deposits totaled 3.05%, a decrease of 91 basis points from 2001 due to reduced rates paid on both core and time deposits and the aforementioned shift in deposit mix. The cost of REPOS and other borrowed funds decreased 122 basis points to 4.47%.

Positively affecting net interest income was a $16.8 million increase to average net free funds. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over nonearning assets.

Maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to S&T's financial performance since net interest income comprises 80% of operating revenue. A variety of asset/liability management strategies were successfully implemented within prescribed ALCO risk parameters that enabled S&T to maintain a net interest margin reasonably consistent with historical levels during a volatile interest rate environment. The level and mix of funds is monitored by ALCO in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

Provision for Loan Losses

The provision for loan losses was $1.0 million for the first three months of 2002 and for the same period of 2001. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on probable losses in the loan portfolio. Also affecting the amount of provision expense is loan growth, portfolio composition and trends within risk ratings.

Credit quality statistics are an important factor in determining the amount of provision expense. Net loan charge-offs totaled $0.1 million for the first three months of 2002 compared to $0.4 million for the same period of 2001. Nonperforming loans to total loans was 0.47% at March 31, 2002 compared to 0.23% in the same period of 2001 and 0.50% at December 31, 2001. Also affecting the amount of provision expense is the amount and types of loan growth and portfolio composition. Most of the loan growth in 2002 and 2001 is attributable to larger-sized commercial loans.

Noninterest Income

Noninterest income increased $0.5 million or 10% in the first three months of 2002 as compared to the same period of 2001. Increases included $0.1 million in service charges and fees, $0.5 million in other income offset by a slight decrease of $0.1 million in wealth management income. Security gains increased $0.4 million in the first three months of 2002 as compared to the same period of 2001.

The $0.1 million increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. The $0.5 million increase in other income was related to higher performance levels for mortgage banking and insurance. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue.

S&T recognized $1.8 million of gains on available for sale equity securities in the first three months of 2002 as compared to $1.4 million in the same period of 2001. The equity security gains were taken on available for sale securities in the first three months of 2002 and 2001 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented. Unrealized gains, net of unrealized losses, in the available for sale portfolio totaled $47.3 million at March 31, 2002.

Noninterest Expense

Noninterest expense increased by $0.8 million or 7% at March 31, 2002 compared to March 31, 2001. Staff expense increased $0.6 million or 9% primarily attributable to higher medical and pension costs, and higher staffing levels required to implement new initiatives in fee based business lines. Occupancy expense increased $0.1 million or 8% as compared to the same period of 2001. The increase is attributable to the opening of a new branch office in Allegheny County, expanded operations and administrative facilities and higher energy and maintenance costs. Other expense increases of $0.1 million were not significant and reflect normal changes due to activity levels. Average full-time equivalent staff was 680 at March 31, 2002 and 656 at March 31, 2001. Staffing increases are primarily related to expansion of mortgage banking, brokerage, wealth management and retail banking functions. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, was 44% at March 31, 2002 and 41% at March 31, 2001.

Federal Income Taxes

Federal income tax expense decreased $0.6 million at March 31, 2002 as compared to March 31, 2001. This decrease is primarily the result of the tax benefit from a recent tax law change that now allows for a tax deduction of dividends paid to participants in S&T defined contribution retirement plans, as well as lower pre-tax income. The effective tax rate for the first three months of 2002 was 26% and 29% in 2001, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income, low income housing tax credits and the new defined contribution retirement plan deduction.

Forward Looking Information

While there are still many uncertainties regarding interest rates and the economy in general, we are anticipating net loan growth of 2-3 percent as well as deposit growth of 2-3 percent. We are also anticipating that our net interest margin of 4.21 percent will be relatively unchanged for the year. Fee income is projected to increase 8-10 percent in 2002. The $120 million of equity securities in our S&T Investment Company should allow recognition of $5-7 million of equity security gains in 2002. We believe the combination of these factors, along with anticipated increases in noninterest expense, will allow earnings per share to increase by 4-6 percent in 2002 to a range of $1.82 to $1.86.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.    Quantitative and qualitative disclosures about market risk are presented at December 31, 2001 in Item 7A of S&T's Annual Report on Form 10-K, filed with the SEC on March 19, 2002.
                Management believes that there have been no material changes in S&T's market risk since
                December 31, 2001.

PART II

OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits
None
	(b)	Reports on Form 8-K

Form 8-K dated April 15, 2002

 S&T Bancorp, Inc. today announced net income of $11.5 million or $0.43 diluted earnings per share for the quarter ending March 31, 2002, compared to net income of $11.7 million or $0.43 diluted earnings per share for the first quarter of 2001.

Form 8-K dated March 20, 2002

 S&T Bancorp, Inc. (Nasdaq: STBA), the holding company for S&T Bank , and Peoples Financial Corp., Inc. (OTC Bulletin Board: PPFN.OB), the holding company for PFC Bank, announced jointly today that they have entered into a definitive agreement under which S&T Bancorp and S&T Bank would acquire Peoples Financial Corporation and PFC Bank, respectively. Under the terms of the agreement, the shareholders of Peoples Financial Corporation will receive $52.50 in cash for each share of Peoples Financial for an aggregate transaction value of $87.4 million.

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
S&T Bancorp, Inc.
(Registrant)
Date: May 10, 2002	/s/ Robert E. Rout
Robert E. Rout
Executive Vice President, Chief Financial Officer and Secretary