Form 10-Q
period 2002-06-30
S&T BANCORP INC
filed 2002-08-13
CIK 719220

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2002
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To
Commission file number	0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	25-1434426
(State or other jurisdiction of incorporation or organization)	(I.R.S. EMPLOYER Identification No.)
43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(zip code)
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $2.50 Par Value - 26,631,603 shares as of August 07, 2002

INDEX S&T BANCORP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements
	Condensed consolidated balance sheets - June 30, 2002 and December 31, 2001	3
	Condensed consolidated statements of income - three and six months ended June 30, 2002 and 2001	4
	Condensed consolidated statements of cash flows - six months ended June 30, 2002 and 2001	5
	Notes to condensed consolidated financial statements	6-9
Item 2. Item 3.	Management's discussion and analysis of financial condition and results of operations Quantitative and Qualitative Disclosures about Market Risk	10-17 18
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18-19
	SIGNATURES	20

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2002	December 31, 2001
	(000's omitted except per share data)
ASSETS
Cash and due from banks	$43,537	$52,783
Securities:
Available for sale	609,817	578,450
Held to maturity (market value $5,338 in 2002 and $6,946 in 2001)	5,297	6,815
Total Securities	615,114	585,265
Loans, net of allowance for loan losses of $28,389 in 2002 and $26,926 in 2001	1,661,299	1,615,842
Premises and equipment	20,906	21,382
Other assets	84,998	82,602
TOTAL ASSETS	$2,425,854	$2,357,874
LIABILITIES
Deposits:
Noninterest-bearing	$273,317	$257,694
Interest-bearing	1,362,949	1,353,623
Total Deposits	1,636,266	1,611,317
Securities sold under repurchase agreements	98,827	99,837
Long-term borrowings	256,225	251,226
Federal funds purchased	90,625	52,445
Other liabilities	44,202	49,722
TOTAL LIABILITIES	2,126,145	2,064,547
SHAREHOLDERS' EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value)
Authorized - 50,000,000 shares in 2002 and 2001
Issued - 29,714,038 shares in 2002 and 2001	74,285	74,285
Additional paid-in capital	21,289	21,051
Retained earnings	234,609	224,044
Accumulated other comprehensive income	30,064	33,447
Treasury stock (3,075,035 shares at June 30, 2002 and 3,067,859 at December 31, 2001)	(60,538)	(59,500)
TOTAL SHAREHOLDERS' EQUITY	299,709	293,327
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,425,854	$2,357,874

See Notes to Condensed Consolidated Financial Statements
S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	For three months ended June 30,		For six months ended June 30,

	2002	2001	2002	2001
INTEREST INCOME	(000's omitted except per share data)
Loans, including fees	$28,906	$34,492	$57,792	$69,856
Deposits with banks and federal funds sold	2	512	2	885
Investment securities:
Taxable	6,613	6,831	12,811	14,114
Tax-exempt	188	130	390	273
Dividends	963	1,032	1,928	2,046
Total Interest Income	36,672	42,997	72,923	87,174
INTEREST EXPENSE
Deposits	9,584	13,869	19,719	28,647
Securities sold under repurchase agreements	354	601	708	1,426
Federal funds purchased	349	1	520	23
Long-term borrowings	3,860	5,801	7,673	11,736
Total Interest Expense	14,147	20,272	28,620	41,832
NET INTEREST INCOME	22,525	22,725	44,303	45,342
Provision for loan losses	1,500	2,000	2,500	3,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,025	20,725	41,803	42,342
NONINTEREST INCOME
Security gains, net	1,722	2,499	3,474	3,923
Wealth Management	1,433	1,268	2,683	2,567
Service charges on deposit accounts	1,909	1,765	3,681	3,480
Other	2,591	2,256	5,099	4,266
Total Noninterest Income	7,655	7,788	14,937	14,236
NONINTEREST EXPENSE
Salaries and employee benefits	6,299	6,129	13,293	12,565
Occupancy, net	851	798	1,698	1,616
Furniture and equipment	619	780	1,404	1,474
Other taxes	390	377	849	824
Data processing	695	677	1,392	1,318
FDIC assessment	70	71	141	143
Other	3,059	2,960	5,685	5,542
Total Noninterest Expense	11,983	11,792	24,462	23,482
INCOME BEFORE INCOME TAXES	16,697	16,721	32,278	33,096
Applicable income taxes	4,871	4,799	8,978	9,524
NET INCOME	$11,826	$11,922	$23,300	$23,572
PER COMMON SHARE
Net Income - Basic	$0.44	$0.44	$0.88	$0.87
Net Income - Diluted	0.44	0.44	0.87	0.87
Dividends	0.24	0.23	0.48	0.45
Average Common Shares Outstanding - Basic	26,592	26,933	26,569	26,949
Average Common Shares Outstanding - Diluted	26,826	27,093	26,785	27,106

See Notes to Condensed Consolidated Financial Statements
S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30
	2002	2001
	(000's omitted)
Operating Activities
Net Income	$23,300	$23,572
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,500	3,000
Provision for depreciation and amortization	1,231	1,193
Net amortization of investment security premiums	851	88
Net accretion of loans and deposit discounts	(179)	-
Security gains, net	(3,474)	(3,923)
Deferred income taxes	(853)	(602)
Proceeds from the sale of loans	47,884	9,918
(Increase) decrease in interest receivable	(221)	1,131
Decrease in interest payable	(642)	(234)
Increase in other assets	(1,547)	(1,681)
(Decrease) increase in other liabilities	(2,720)	3,303
Net Cash Provided by Operating Activities	66,130	35,765
Investing Activities
Net increase in interest-earning deposits with banks	(2)	4
Net decrease in federal funds sold	-	(27,975)
Proceeds from maturities of investment securities	1,519	5,512
Proceeds from maturities of securities available for sale	32,911	201,938
Proceeds from sales of securities available for sale	20,324	15,590
Purchases of securities available for sale	(87,266)	(200,582)
Net increase in loans	(95,662)	(55,880)
Purchases of premises and equipment	(755)	(1,467)
Net Cash Used in Investing Activities	(128,931)	(62,860)
Financing Activities
Net increase in demand, NOW, MMI, and savings deposits	30,412	32,044
Net (decrease) increase in certificates of deposit	(5,462)	38,196
Net decrease in repurchase agreements	(1,010)	(10,628)
Net increase in federal funds purchased	38,180	-
Proceeds from long-term borrowings	5,000	-
Repayments on long-term borrowings	-	(24,541)
Acquisition of treasury stock	(1,324)	(2,113)
Tax benefit from stock options exercised	524	749
Cash dividends paid to shareholders	(12,765)	(11,868)
Net Cash Provided by Financing Activities	53,555	21,839
Decrease in Cash and Cash Equivalents	(9,246)	(5,256)
Cash and Cash Equivalents at Beginning of Period	52,783	43,665
Cash and Cash Equivalents at End of Period	$43,537	$38,409

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2001.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in diluted earnings per share. Average shares outstanding for computing basic earnings per share were 26,568,538 and 26,949,201 for the six-month period ending June 30, 2002 and 2001. Average shares outstanding for computing dilutive earnings per share were 26,784,663 and 27,106,277 for the six-month period ending June 30, 2002 and 2001. In computing dilutive earnings per share, average shares outstanding have been increased by the common stock equivalents relating to S&T's available stock options.

Components of comprehensive income for S&T include net income and unrealized gains or losses on S&T's available-for-sale securities. During the six months ended June 30, 2002 and 2001, total comprehensive income amounted to $19,917,000 and $27,291,000.
S&T BANCORP INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE B - SECURITIES
The amortized cost and estimated market value of securities as of June 30 are as follows:
2002	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$198,951	$6,666	$(1)	$205,616
Mortgage-backed securities	20,556	512	-	21,068
Collateralized mortgage obligations	177,609	2,917	(188)	180,338
U.S. treasury securities	5,399	665	-	6,064
Obligations of state and political subdivisions	12,663	245	-	12,908
Corporate securities	57,873	1,939	-	59,812
Debt securities available for sale	473,051	12,944	(189)	485,806
Marketable equity securities	72,040	38,583	(5,170)	105,453
Other securities	18,558	-	-	18,558
Total	$563,649	$51,527	$(5,359)	$609,817

2002	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$5,297	$41	-	$5,338
Total	$5,297	$41	-	$5,338
The amortized cost and estimated market value of securities as of December 31 are as follows:
2001	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$181,514	$6,608	$(11)	$188,111
Mortgage-backed securities	152,136	1,219	(1,561)	151,794
Collateralized mortgage obligations	24,592	332	-	24,924
U.S. treasury securities	5,456	657	-	6,113
Obligations of state and political subdivisions	12,661	23	(165)	12,519
Corporate securities	64,029	2,046	-	66,075
Debt securities available for sale	440,388	10,885	(1,737)	449,536
Marketable equity securities	70,004	44,303	(1,995)	112,312
Other securities	16,602	-	-	16,602
Total	$526,994	$55,188	$(3,732)	$578,450

2001	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$6,815	$131	-	$6,946
Total	$6,815	$131	-	$6,946

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SECURITIES
Continued

During the period ended June 30, 2002, S&T realized net gains of $3,473,562 from its available for sale securities portfolio. S&T may receive an exchange of shares relative to mergers; gains and losses are recognized on shares held of acquired institutions in accordance with Emerging Issues Task Force #91-5, Nonmonetary Exchange of Cost-Method Investments (EITF 91-5). At June 30, 2002, $0.8 million was the result of EITF 91-5.
The amortized cost and estimated market value of debt securities at June 30, 2002, by contractual maturity, are shown below.
Available for Sale	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$27,980	$28,441
Due after one year through five years	248,567	257,721
Due after five years through ten years	46,614	47,431
Due after ten years	149,890	152,213
Total	$473,051	$485,806

Held to Maturity	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$4,425	$4,452
Due after one year through five years	872	886
Total	$5,297	$5,338

At June 30, 2002 and December 31, 2001 investment securities with a principal amount of $327,864,000 and $315,287,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.
NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio was as follows:
	June 30, 2002	December 31, 2001
	(000's omitted)
Real estate - construction	$133,493	$115,825
Real estate - mortgages:
Residential	385,028	430,261
Commercial	656,436	621,997
Commercial and industrial	439,835	394,116
Consumer installment	74,896	80,569
Gross Loans	$1,689,688	$1,642,768
Allowance for loan losses	(28,389)	(26,926)
Total Loans	$1,661,299	$1,615,842

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE C - LOANS
Continued
Changes in the allowance for loan losses for the six months ended June 30 were as follows:
	2002	2001
	(000's omitted)
Balance at beginning of period	$26,926	$27,395
Charge-offs	(1,853)	(2,685)
Recoveries	816	741
Net charge-offs	(1,037)	(1,944)
Provision for loan losses	2,500	3,000
Balance at end of period	$28,389	$28,451

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans at June 30, 2002 and December 31, 2001.
	For the Six Months Ended June 30, 2002	For the Year Ended December 31, 2001
	(000's omitted)
Recorded investment in loans considered to be impaired	$7,283	$9,101
Loans considered to be impaired that were on a nonaccrual basis	2,800	4,761
Allowance for loan losses related to loans considered to be impaired	1,793	1,564
Average recorded investment in impaired loans	8,196	9,897
Total interest income per contractual terms on impaired loans	442	1,455
Interest income on impaired loans recognized on a cash basis	241	1,002

NOTE D--FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $464,194,000 and obligations under standby letters of credit totaled $196,338,000 at June 30, 2002.

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

Financial Condition

Total assets averaged $2.4 billion in the first six months of 2002 and $2.3 billion for the 2001 full year average. Average loans decreased $2.7 million and average securities and federal funds increased $37.0 million in the first six months of 2002 compared to the 2001 full year average. Average deposits increased $35.0 million and average borrowings decreased $2.9 million.

Lending Activity

Average loans decreased $2.7 million to $1.6 billion for the six months ended June 30, 2002 from the 2001 full year average. Changes in the composition of the average loan portfolio during 2002 included increases of $22.6 million of commercial loans and $28.9 million of commercial real estate loans, offset by decreases of $47.1 million of residential mortgages and $7.1 million of installment loans.

Real estate construction and commercial loans, including mortgage and industrial, currently comprise 71% of the loan portfolio. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by limiting concentrations and a rigorous underwriting review by loan administration.

Residential mortgage loans currently comprise 24% of the loan portfolio. Residential mortgage lending continued to be a strategic focus for the second quarter of 2002 through our centralized mortgage origination department, product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its past conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At June 30, 2002 the residential mortgage portfolio had a 16% composition of adjustable rate mortgages.

Much of the decline in average residential loans is due to more active participation in the secondary mortgage markets. S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to the Federal National Mortgage Association (FNMA). The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first six months of 2002, S&T sold $41.2 million of 1-4 family mortgages to FNMA. S&T will continue to sell longer-term loans to FNMA in the future on a selective basis, especially during periods of lower interest rates.

Consumer installment loans currently comprise 5% of the loan portfolio. Direct auto loans decreased $4.5 million for the six months ending June 30, 2002 as compared to the 2001 full year average due to lower origination and higher payoff activity.

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

Security Activity

Average securities increased by $64.5 million in the first six months of 2002 compared to the 2001 full year average. The average increase was comprised of $5.1 million of corporate equity securities, $8.2 million of states and political subdivisions and $114.4 million of mortgage-backed securities. Offsetting these increases were average decreases of $3.7 million in U.S. treasury securities, $47.3 million in U.S. government agency securities, $5.3 million of corporate securities and $6.9 million of Federal Home Loan Bank (FHLB) stock. Average federal funds decreased by $27.5 million during the first six months of 2002 as compared to the same period of 2001.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks to take advantage of the dividends received deduction for corporations. During 2002, the equity portfolio yielded 7.1% on a fully taxable equivalent basis and had unrealized gains, net of nominal unrealized losses, of $33.4 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to change in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate securities and marketable equity securities as available for sale. Fifteen municipal securities are classified as held to maturity. At June 30, 2002, unrealized gains, net of unrealized losses, for securities classified as available for sale were $46.2 million.

Allowance for Loan Losses

The balance in the allowance for loan losses was $28.4 million or 1.68% of total loans at June 30, 2002 as compared to $26.9 million or 1.64% of total loans at December 31, 2001. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

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

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

Significant to this analysis is the shift in the loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to our continuing growth, many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current economic factors and trends in risk ratings are considered in the determination of the allowance for loan losses. At this time S&T's risk rating analysis of the portfolio remains relatively stable even though there has recently been a definitive decline in the general economy.

Net loan charge-offs totaled $1.0 million in the first six months of 2002 compared to $1.9 million in the first six months of 2001. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at June 30, 2002, was $6.2 million or 0.37% of total loans. This compares to nonperforming loans of $8.3 million or 0.50% of total loans at December 31, 2001.

Asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $35.0 million, or 2% for the six months ended June 30, 2002 as compared to the 2001 full year average. Changes in the average deposit mix included a $11.4 million increase in money market and NOW accounts, a $10.1 million increase in savings accounts and a $26.0 million increase in demand accounts, offset by a $12.5 million decrease in time deposits. Some of these changes can be partially explained by customers shifting funds into demand, savings and money market accounts in anticipation of higher interest rates in the future, and strategic initiatives to increase cash management type accounts.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Special rate deposits of $100,000 and over were 8% of total deposits at June 30, 2002 and 7% at December 31, 2001, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary.

Borrowings

Average borrowings decreased $2.9 million for the first six months ended June 30, 2002 compared to the 2001 full year average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOS decreased approximately $2.7 million for the first six months of 2002 compared to the full year 2001 average. S&T views retail REPOS as a relatively stable source of funds since most of these accounts are with local, long-term customers. Average wholesale REPOS and federal funds increased by $81.9 million for the first six months of 2002 compared to the full year 2001 average, in order to take advantage of low rate short-term funds and to better match commercial borrower shifts into more variable rate products.

Average long-term borrowings have decreased by $82.1 million in the first six months of 2002 as compared to the full year 2001 average. At June 30, 2002, S&T had long-term borrowings outstanding of $251.5 million at a fixed rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advantage of lower cost funds through the FHLB's Community Investment Program and to fund stock buy-backs.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

Capital Resources

Shareholders' equity increased $6.4 million at June 30, 2002, compared to December 31, 2001. Net income was
$23.3 million and dividends paid to shareholders were $12.8 million for the six months ended June 30, 2002. Also affecting capital is a decrease of $3.4 million in unrealized gains on securities available for sale and stock buybacks of 196,500 shares during 2002. Authorization for repurchasing up to 1,000,000 shares remains in effect for 2002.

On March 20, 2002, S&T announced a pending acquisition of Peoples Financial Corporation (Peoples), a $344 million community bank headquartered in Ford City, PA. Under the terms of the agreement, the shareholders of Peoples will receive $52.50 in cash for each share of Peoples for an aggregate transaction value of $87.4 million. S&T views the acquisition as an excellent opportunity to leverage existing capital and operations infrastructure. The transaction will be funded with borrowings and by restructuring the PFC bond and equities portfolios.

S&T paid 55% of net income in dividends, equating to an annual dividend rate of $0.96 per share during the first six months of 2002. The book value of S&T's common stock increased from $11.01 at December 31, 2001 to $11.25 at June 30, 2002. The market price of S&T's common stock was $27.00 per share at June 30, 2002, compared to $24.28 per share at December 31, 2001.

S&T continues to maintain a strong capital position with a leverage ratio of 11.2% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 12.9% and 14.9% respectively, at June 30, 2002. These ratios place S&T above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS
Six months ended June 30, 2002 compared to
Six months ended June 30,2001

Net Income

Net income was $23.3 million or $0.87 per diluted earnings per share in the first six months of 2002 as compared to $23.6 million or $0.87 per diluted earnings per share for the same period of 2001. The slight decline during the first six months of 2002 was primarily the result of decreases in net interest income and normal increases in operating expenses, offset by improvements in noninterest income and a lower effective tax rate.

Net Interest Income

On a fully taxable equivalent basis, net interest income decreased $1.0 million or 2.2% in the first six months of 2002 compared to the same period of 2001. The net yield on interest-earning assets was 4.19% in the first six months of 2002 as compared to the 4.35% in the same period of 2001. This decreased performance in net interest income was primarily the result of net interest spreads contracting during the 475 basis point decline in short-term interest rates that has occurred over the past eighteen months, as well as the general slowing of loan demand.

In the first six months of 2002, average loans decreased $2.7 million, average securities increased $64.5 million and average federal funds sold decreased $27.6 million. The yields on average securities decreased by 260 basis points during the period and the yield on average loans decreased by 108 basis points. The yield on federal funds declined 271 basis points.

In the first six months of 2002, balances of average interest-bearing deposits increased only slightly by $9.0 million, but the mix change from time deposits to core deposits was beneficial to the overall cost of funds. The cost of deposits totaled 2.94%, a decrease of 102 basis points from 2001 due to reduced rates paid on both core and time deposits and the aforementioned shift in deposit mix. The cost of REPOS and other borrowed funds decreased 132 basis points to 4.37%.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

Positively affecting net interest income was a $28.0 million increase to average net free funds. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over nonearning assets.

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

Provision for Loan Losses

The provision for loan losses was $2.5 million for the first six months of 2002 and $3.0 million for the same period of 2001. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on probable losses in the loan portfolio. Also affecting the amount of provision expense is loan growth, portfolio composition and trends within risk ratings.

Credit quality statistics are an important factor in determining the amount of provision expense. Net loan charge-offs totaled $1.0 million for the first six months of 2002 compared to $1.9 million for the same period of 2001. Nonperforming loans to total loans was 0.37% at June 30, 2002 compared to 0.48% in the same period of 2001 and 0.50% at December 31, 2001. Also affecting the amount of provision expense is the amount and types of loan growth and portfolio composition. All of the loan growth in 2002 and 2001 is attributable to larger-sized commercial loans.

Noninterest Income

Noninterest income increased $1.1 million or 11% in the first six months of 2002 as compared to the same period of 2001. Increases included $0.2 million in service charges and fees, $0.1 million in wealth management income and $0.8 million in other income. Security gains decreased $0.4 million in the first six months of 2002 as compared to the same period of 2001.

The $0.2 million increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. The $0.1 million in wealth management fees was the result of better performance in the development of new business offset by the decline in wealth management portfolios the last 12 months which also affects fee revenue. The $0.8 million increase in other income was related to higher performance levels for mortgage banking and insurance. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue. Other fee revenue was also affected by heavy refinancing activities by mortgage customers in response to the low-interest rate environment.

S&T recognized $3.5 million of gains on available for sale equity securities in the first six months of 2002 as compared to $3.9 million in the same period of 2001. The equity security gains were taken on available for sale securities in the first six months of 2002 and 2001 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented. Unrealized gains, net of unrealized losses, in the available for sale portfolio totaled $33.4 million at June 30, 2002.

Noninterest Expense

Noninterest expense increased by $1.0 million or 4% at June 30, 2002 compared to June 30, 2001. Staff expense increased $0.7 million or 6% primarily attributable to higher medical and pension costs, and higher staffing levels required to implement new initiatives in fee based business lines. Offsetting those increased costs were increases in deferred loan origination costs resulting from increased lending activity. Data processing expense increased $0.1 million or 6% as compared to the same period of 2001 and is attributable to increases in electronic banking services.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

Other expense increases of $0.2 million were not significant and reflect normal changes due to activity levels. Average full-time equivalent staff was 677 at June 30, 2002 and 659 at June 30, 2001. Staffing increases are primarily related to expansion of mortgage banking, brokerage, wealth management and retail banking functions. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, was 43% at June 30, 2002 and 41% at June 30, 2001. The increase to the efficiency ratio is primarily the result of lower net interest margin, as well as the addition of new employees in order to start-up several new strategic initiatives.

Federal Income Taxes

Federal income tax expense decreased $0.5 million at June 30, 2002 as compared to June 30, 2001. This decrease is primarily the result of the tax benefit from a recent tax law change that now allows for a tax deduction of dividends paid to participants in S&T defined contribution retirement plans, as well as lower pre-tax income. The effective tax rate for the first six months of 2002 was 28% and 29% in 2001, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income, low income housing tax credits and the new defined contribution retirement plan deduction.

RESULTS OF OPERATIONS
Three months ended June 30, 2002 compared to
Three months ended June 30,2001

Net Income

Net income was $11.8 million or $0.44 per diluted earnings per share in the second quarter of 2002 compared to $11.9 million or $0.44 per diluted earnings per share for the same period of 2001.

Net Interest Income

On a fully taxable equivalent basis, net interest income decreased $0.2 million or 1% in the second quarter of 2002 compared to the same period of 2001. This decline in net interest income resulted from the dramatic drop in short-term interest rates during the last 18 months and the general slowing of loan demand. Net interest margin on a fully taxable equivalent basis was 4.18% for the second quarter of 2002, as compared to 4.30% for the same period of 2001. During the second quarter of 2002, commercial loan demand accelerated and the net interest margin began to evidence a stabilization trend.

Average earning assets increased by $34.0 million as compared to the second quarter of 2001, primarily as a result of $31.4 million increase in investment securities, federal funds and $2.7 million increase in loans. Funding for this asset growth was primarily provided by an increase of $64.8 million in deposits and earnings retained.

Provision for Loan Losses

The provision for loan losses was $1.5 million in the second quarter of 2002 and $2.0 million for the same period of 2001. Net loan charge-offs totaled $1.0 million for the second quarter of 2002 compared to $1.5 million for the same period of 2001. The provision expense in 2002 and 2001 is the result of an effort to maintain S&T's allowance for loan losses to total loans at a relatively consistent level considering charge-offs, loan growth, a continuing mix change in the loan portfolio to a greater percentage of commercial loans and management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

Noninterest Income

Noninterest income increased $0.6 million or 12% in the second quarter of 2002 as compared to 2001. Increases included, $0.1 million in service charges, $0.2 million in wealth management fees and $0.3 million in other income. Security gains decreased $0.8 million in the second quarter of 2002 as compared to the same period of 2001.

The 8% increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. Increased cash management fees were a significant factor in this performance. Wealth management fees increased 13% due to higher brokerage and traditional trust activities. The 15% increase in other income was primarily a result of increased performance for merchant and debit card income, mortgage banking and letters of credit fees. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue. Other fee revenue was also affected by heavy refinancing activities of mortgage customers in response to the low interest rate environment.

S&T recognized $1.7 million of gains on available for sale securities in the second quarter of 2002 as compared to $2.5 million in the same period of 2001. The equity security gains were taken on available for sale securities in the second quarter of 2002 and 2001 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented. Unrealized gains, net of unrealized losses, in the available for sale portfolio totaled $33.4 million at June 30, 2002.

Noninterest Expense

Noninterest expense increased $0.2 million in the second quarter of 2002 as compared to the second quarter of 2001. Staff expense increased $0.2 million or 3% primarily attributable to higher medical and pension costs, and higher staffing levels required to implement new initiatives in fee based business lines. Offsetting those increased costs were increases in deferred loan origination costs resulting from increased lending activity. Other expense increases of $0.1 million were not significant and reflect normal changes due to activity levels. Offsetting these increases were decreases of $0.1 million in occupancy expense due to lower small equipment purchases during the second quarter of 2002.

Federal Income Taxes

Federal income tax expense increased $0.1 million in the second quarter of 2002 as compared to the second quarter of 2001. The increase is primarily attributable to higher pre-tax income offset by a higher effective tax rate. The effective tax rate for the second quarter of 2002 and 2001was 29%, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits (LIHTC).

Forward Looking Information

In March 2002, S&T announced a pending acquisition of Peoples Financial Corporation (PFC), a $344 million community bank headquartered in Ford City, PA. Integration and regulatory processes are moving forward and the merger is expected to be finalized in the third quarter of 2002. Pending final regulatory approval, the amount of merger related expenses is expected to range between $1.5 and $4.0 million, pre-tax. These one-time, non-recurring charges will reduce reported diluted earnings per share between $.04 and $.10 for the third quarter and full year of 2002.

Core earnings for 2002 are expected to range from $1.81 - $1.83 per share for the year, the non-recurring charges anticipated with the PFC transaction makes it prudent to reduce reported projections of net income for the full year to a range of $1.71 to $1.79. Looking forward expectations for net loan growth will be 2-4 percent and deposit growth of 2-3 percent. Net interest margin is expected to be 4.19 percent, relatively unchanged for the year. Fee income is projected to increase 8-12 percent for the full year. Noninterest expense increases of 4-6 percent and provision for loan loss expense of $4-6 million are also projected. Equity security gains are expected to be $5-7 million for the full year.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

Significant risk factors that could affect the 2002 performance projections would include a continued decline in the general economy that could affect loan demand and credit quality, and further declines in the stock market that would limit realized equity security gains.

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

PART II

OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits
(99.1) Certification by Chief Executive Officer - filed herewith (99.2) Certification by Chief Financial Officer - filed herewith
	(b)	Reports on Form 8-K

Form 8-K dated August 2, 2002

S&T Bancorp, Inc. (NASDAQ: STBA), the holding company for S&T Bank, announced today that it has acquired Evergreen Insurance Associates, Inc. a multi-line insurance agency. Evergreen will retain its business name and has offices located in Ebensburg and Greensburg, PA.

Form 8-K dated July 16, 2002

S&T Bancorp, Inc. today announced net income of $11.8 million or $0.44 diluted earnings per share for the second quarter of 2002, compared to $11.9 million net income and $0.44 diluted earnings per share for the second quarter ending June 30, 2001.

For the six months ending June 30, 2002, net income totaled $23.3 million and diluted earnings per share were $0.87, compared to $23.6 million of net income and $0.87 diluted earnings per share for the six months ending June 30, 2001.

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

OTHER INFORMATION - continued

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
S&T Bancorp, Inc.
(Registrant)
Date: August 13, 2002	/s/ Robert E. Rout
Robert E. Rout
Executive Vice President, Secretary and Chief Financial Officer