Form 10-Q
period 2002-09-30
S&T BANCORP INC
filed 2002-11-13
CIK 719220

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2002
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To
Commission file number	0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	25-1434426
(State or other jurisdiction of incorporation or organization)	(I.R.S. EMPLOYER Identification No.)
43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(zip code)
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $2.50 Par Value - 26,527,509 shares as of October 25, 2002
INDEX S&T BANCORP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements
Condensed consolidated balance sheets - September 30, 2002 and December 31, 2001	3
Condensed consolidated statements of income - three and nine months ended September 30, 2002 and 2001	4
Condensed consolidated statements of cash flows - nine months ended September 30, 2002 and 2001	5
Notes to condensed consolidated financial statements	6-10
Item 2. Item 3. Item 4.	Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures about Market Risk Controls and Procedures	11-17 18 18
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18-19
SIGNATURES	20
Certification of the Chief Executive Officer	21
Certification of the Chief Financial Officer	22
S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2002	December 31, 2001
(000's omitted except per share data)
ASSETS
Cash and due from banks	$65,239	$52,783
Securities:
Available for sale	604,923	578,450
Held to maturity (market value $1,524 in 2002 and $6,946 in 2001)	1,517	6,815
Total Securities	606,440	585,265
Loans, net of allowance for loan losses of $29,498 in 2002 and $26,926 in 2001	1,951,558	1,615,842
Premises and equipment	22,840	21,382
Goodwill and other intangibles	54,702	6,170
Other assets	76,189	76,432
TOTAL ASSETS	$2,776,968	$2,357,874
LIABILITIES
Deposits:
Noninterest-bearing	$327,659	$257,694
Interest-bearing	1,603,799	1,353,623
Total Deposits	1,931,458	1,611,317
Securities sold under repurchase agreements	154,701	99,837
Long-term borrowings	211,663	251,226
Federal funds purchased	97,850	52,445
Other liabilities	82,691	49,722
TOTAL LIABILITIES	2,478,363	2,064,547
SHAREHOLDERS' EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value)
Authorized - 50,000,000 shares in 2002 and 2001
Issued - 29,714,038 shares in 2002 and 2001	74,285	74,285
Additional paid-in capital	21,310	21,051
Retained earnings	240,669	224,044
Accumulated other comprehensive income	26,155	33,447
Treasury stock (3,203,629 shares at September 30, 2002 and 3,067,859 at December 31, 2001)	(63,814)	(59,500)
TOTAL SHAREHOLDERS' EQUITY	298,605	293,327
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,776,968	$2,357,874
See Notes to Condensed Consolidated Financial Statements S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For three months ended September 30,	For nine months ended September 30,

2002	2001	2002	2001
INTEREST INCOME	(000's omitted except per share data)
Loans, including fees	$30,361	$33,431	$88,153	$103,287
Deposits with banks and federal funds sold	2	325	4	1,210
Investment securities:
Taxable	6,413	6,182	19,224	20,296
Tax-exempt	144	145	534	418
Dividends	923	978	2,851	3,024
Total Interest Income	37,843	41,061	110,766	128,235
INTEREST EXPENSE
Deposits	9,399	12,983	29,118	41,630
Securities sold under repurchase agreements	126	480	834	1,906
Federal funds purchased	394	7	914	30
Long-term borrowings	3,907	5,170	11,580	16,906
Total Interest Expense	13,826	18,640	42,446	60,472
NET INTEREST INCOME	24,017	22,421	68,320	67,763
Provision for loan losses	2,300	850	4,800	3,850
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,717	21,571	63,520	63,913
NONINTEREST INCOME
Security gains, net	2,168	4,268	5,642	8,191
Wealth Management	1,340	1,128	4,023	3,695
Service charges on deposit accounts	2,238	1,888	5,919	5,368
Other	3,203	2,433	8,302	6,699
Total Noninterest Income	8,949	9,717	23,886	23,953
NONINTEREST EXPENSE
Salaries and employee benefits	6,700	6,251	19,993	18,816
Occupancy, net	852	784	2,550	2,400
Furniture and equipment	775	760	2,179	2,234
Other taxes	514	452	1,363	1,276
Data processing	921	676	2,313	1,994
FDIC assessment	67	72	208	215
Other	3,432	2,785	9,118	8,327
Total Noninterest Expense	13,261	11,780	37,724	35,262
INCOME BEFORE TAXES AND EXTRAORDINARY ITEM	17,405	19,508	49,682	52,604
Applicable income taxes	4,988	5,763	13,966	15,287
NET INCOME BEFORE EXTRAORDINARY ITEM	12,417	13,745	35,716	37,317
Extraordinary Item (after-tax)	-	1,887	-	1,887
NET INCOME	$12,417	$11,858	$35,716	$35,430
Earnings per common share:
Net Income before extraordinary item	$0.47	$0.51	$1.34	$1.39
Extraordinary item	-	(0.07)	-	(0.07)
Net income	$0.47	$0.44	$1.34	$1.32
Earnings per common share assuming dilution:
Net Income before extraordinary item	$0.46	$0.51	$1.33	$1.38
Extraordinary item	-	(0.07)	-	(0.07)
Net income	$0.46	$0.44	$1.33	$1.31
Dividends	0.24	0.23	0.72	0.68
Average Common Shares Outstanding - Basic	26,605	26,881	26,581	26,926
Average Common Shares Outstanding - Diluted	26,808	27,081	26,792	27,097
See Notes to Condensed Consolidated Financial Statements S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30
2002	2001
(000's omitted)
Operating Activities
Net Income	$35,716	$35,430
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,800	3,850
Provision for depreciation and amortization	1,840	1,797
Net amortization of investment security premiums	1,389	375
Net accretion of loans and deposit discounts	(179)	(165)
Security gains, net	(5,642)	(8,191)
Deferred income taxes	4,928	(2,338)
Extraordinary item prepayment penalty on early repayment of debt, net of tax	-	(1,887)
Mortgage loans originated for sale	(52,914)	(17,691)
Proceeds from the sale of loans	53,317	18,148
Decrease in interest receivable	939	2,783
Decrease in interest payable	(310)	(1,611)
Increase in other assets	(6,343)	(984)
Increase in other liabilities	28,294	3,427
Other	1,428	-
Net Cash Provided by Operating Activities	67,263	32,943
Investing Activities
Net (increase) decrease in interest-earning deposits with banks	(102)	4
Net decrease in federal funds sold	-	6,600
Proceeds from maturities of investment securities	5,299	6,046
Proceeds from maturities of securities available for sale	102,570	243,551
Proceeds from sales of securities available for sale	84,355	82,371
Purchases of securities available for sale	(154,682)	(282,958)
Net increase in loans	(103,970)	(39,913)
Net cash paid in acquisitions	(47,187)	-
Purchases of premises and equipment	(3,298)	(2,766)
Net Cash (Used) Provided by Investing Activities	(117,015)	12,935
Financing Activities
Net increase in demand, NOW, MMI, and savings deposits	67,112	15,019
Net (decrease) increase in certificates of deposit	(42,398)	56,048
Net increase (decrease) in repurchase agreements	54,864	(7,756)
Net increase in federal funds purchased	45,405	3,700
Proceeds from long-term borrowings	25,000	-
Repayments on long-term borrowings	(64,562)	(94,854)
Acquisition of treasury stock	(4,595)	(4,998)
Tax benefit from stock options exercised	540	1,024
Cash dividends paid to shareholders	(19,158)	(18,053)
Net Cash Provided by (Used in) Financing Activities	62,208	(49,870)
Increase (decrease) in Cash and Cash Equivalents	12,456	(3,992)
Cash and Cash Equivalents at Beginning of Period	52,783	43,665
Cash and Cash Equivalents at End of Period	$65,239	$39,673

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2001.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in computing diluted earnings per share. Average shares outstanding for computing basic earnings per share were 26,580,679 and 26,926,253 for the nine-month periods ending September 30, 2002 and 2001, respectively. Average shares outstanding for computing dilutive earnings per share were 26,792,489 and 27,097,480 for the nine-month periods ending September 30, 2002 and 2001, respectively. In computing dilutive earnings per share, average shares outstanding have been increased by the common stock equivalents relating to S&T's available stock options.

Components of comprehensive income for S&T include net income and unrealized gains or losses on S&T's available-for-sale securities. During the nine months ended September 30, 2002 and 2001, total comprehensive income amounted to $28,424,000 and $36,507,000.

NOTE B - ACQUISITIONS

Pursuant to the definitive agreement signed by S&T Bancorp, Inc. (S&T) and Evergreen Insurance Associates, Inc. (Evergreen) on July 2, 2002, S&T completed its acquisition of Evergreen on August 1, 2002. The acquisition was accounted for under the purchase method of accounting. The acquisition had an aggregate transaction value of $2.4 million. As a result of the transaction, $1.1 million of purchase intangible ($0.7 million, net of taxes) was recorded and will be amortized over 10 years. Estimated goodwill arising from the transaction totaled $1.3 million, which will be accounted for in accordance with Financial Accounting Standards Board Statement 142, Goodwill and Other Intangible Assets.

Pursuant to the definitive agreement signed by S&T and Peoples Financial Corp., Inc. (Peoples) on March 20, 2002, S&T completed its acquisition of Peoples on September 7, 2002. The acquisition was accounted for under the purchase method of accounting. The shareholders of Peoples received $52.50 per share in cash. The acquisition had an aggregate transaction value of $87.4 million.

At the acquisition date, the fair value of Peoples net assets totaled approximately $52.0 million, which included cash of $42.6 million, loans receivable with a fair value of $238.1 million, investment securities and other assets of $69.7 million, deposits with a fair value of $295.4 million and other liabilities of $3.0 million. As a result of the transaction, $2.7 million of core deposit intangible ($1.8 million, net of taxes) was recorded and will be amortized over 11 years. Additionally, the fair value adjustments required by purchase accounting rules consisted of $2.7 million ($1.8 million, net of taxes) for deposits and will be amortized over an estimated 6 years and $2.8 million ($1.8 million, net of taxes) for loans and will be amortized over an estimated 11 years. The resulting estimated goodwill arising from the transaction totaled $43.4 million, which will be accounted for in accordance with Financial Accounting Standards Board Statement 142, Goodwill and Other Intangible Assets.

Pro forma combined historical results of operations for the current year up to the most recent interim statement of financial condition date as though S&T and Peoples had been combined at the beginning of the year are presented below. These unaudited condensed pro forma combined statements of operations are presented as if the acquisition had been effective on January 1, 2002 and 2001, respectively.

The unaudited condensed pro forma combined statements of operations include the estimated effect of pro forma adjustments that would have been realized had the Peoples acquisition actually occurred at the beginning of the respective periods.

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - ACQUISITION
Continued
	Pro Forma combined for the nine months ended September 30, 2002	Pro Forma combined for the nine months ended September 30, 2001
	(000's omitted, except per share data) (Unaudited)
Interest income	$125,701	$144,701
Interest expense	48,656	69,317
Net interest income	77,045	75,384
Provision for loan losses	4,856	3,895
Net interest income after provision for losses	72,189	71,489
Total other income	25,520	26,555
Total other expense	42,664	39,963
Income before income taxes	55,045	58,081
Income tax expense	14,036	16,973
Net income before extraordinary item	41,009	41,108
Extraordinary item, net of tax	-	1,887
Net Income	$41,009	$39,221
Net income per share - diluted	$1.53	$1.45

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of Long-Lived Assets and Long-Lived Assets to Be Disposed. This statement is effective for fiscal years beginning after December 15, 2001. Management has evaluated the impact of this statement and has determined that there is no material effect on S&T's financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement. S&T plans to adopt the provisions of this Statement related to the rescission of Statement 4 in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the accounting and reporting for one-time employee termination benefits, certain contract termination costs, and other costs associated with exit or disposal activities such as facility closings or consolidations and employee relocations. The standard is effective for exit or disposal activities initiated after December 31, 2002. S&T plans to adopt SFAS No. 146 prospectively as of January 1, 2003.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions. This new Standard, which becomes effective October 1, 2002, provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Accordingly, the requirement to amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. In accordance with FAS No. 147, S&T may cease amortization of certain intangible assets upon completion of its analysis of FAS No. 147 effective October 1, 2002.

In October 2002, the FASB issued an Exposure Draft, Accounting for Stock-Based Compensation-Transition and Disclosure, that would amend FASB Statement No. 123, Accounting for Stock-Based Compensation. The purpose of the proposed amendment is to i) enable companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption and ii) make available to investors more frequent disclosure about the cost of employee stock options. The proposed changes would provide three methods of transition for companies that voluntarily adopt the fair value method of recording expenses relating to employee stock options. In addition, the amendment proposes more prominent disclosures about the cost of stock-based employee compensation and an increase in the frequency of those disclosures to include publication in quarterly financial statements. Currently, companies are not required to present stock option disclosures in interim financial statements. The FASB plans to issue the amendment to Statement 123 by the end of 2002 and its provisions would be effective immediately upon issuance. The proposed disclosures to be provided in annual financial statements would be required for fiscal years ending after December 15, 2002. The proposed disclosures to be provided in interim financial information would be required as of the first interim period beginning after December 15, 2002, with earlier application encouraged.

NOTE D - GOODWILL AND OTHER INTANGIBLES

S&T's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposit intangibles). Goodwill resulting from the Peoples and Evergreen acquisitions will be accounted for in accordance with Statement 142 and will be periodically reviewed for impairment as required. The remaining goodwill and other intangibles are comprised of the 1998 purchase of a branch office in Clarion, Pennsylvania with $39.0 million in deposits and other mortgage servicing assets.

NOTE E - SECURITIES
The amortized cost and estimated market value of securities as of September 30 are as follows:
2002	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$215,892	$10,784	-	$226,676
Mortgage-backed securities	18,207	611	-	18,818
Collateralized mortgage obligations	177,279	4,123	-	181,402
U.S. treasury securities	5,372	845	-	6,217
Obligations of state and political subdivisions	15,500	514	-	16,014
Corporate securities	51,855	2,403	-	54,258
Debt securities available for sale	484,105	19,280	-	503,385
Marketable equity securities	64,568	24,864	(3,854)	85,578
Other securities	15,960	-	-	15,960
Total	$564,633	$44,144	$(3,854)	$604,923

2002	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$1,517	$7	-	$1,524
Total	$1,517	$7	-	$1,524
S&T BANCORP INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE E - SECURITIES Continued
2001	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$181,514	$6,608	$(11)	$188,111
Mortgage-backed securities	152,136	1,219	(1,561)	151,794
Collateralized mortgage obligations	24,592	332	-	24,924
U.S. treasury securities	5,456	657	-	6,113
Obligations of state and political subdivisions	12,661	23	(165)	12,519
Corporate securities	64,029	2,046	-	66,075
Debt securities available for sale	440,388	10,885	(1,737)	449,536
Marketable equity securities	70,004	44,303	(1,995)	112,312
Other securities	16,602	-	-	16,602
Total	$526,994	$55,188	$(3,732)	$578,450

2001	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$6,815	$131	-	$6,946
Total	$6,815	$131	-	$6,946

During the period ended September 30, 2002, S&T realized net gains of $5,641,854 from its available for sale securities portfolio. S&T may receive an exchange of shares relative to mergers; gains and losses are recognized on shares held of acquired institutions in accordance with Emerging Issues Task Force #91-5, Nonmonetary Exchange of Cost-Method Investments (EITF 91-5). At September 30, 2002, $0.8 million was the result of EITF 91-5.
The amortized cost and estimated market value of debt securities at September 30, 2002, by contractual maturity, are shown below.
Available for Sale	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$57,079	$58,363
Due after one year through five years	213,575	225,950
Due after five years through ten years	76,314	78,888
Due after ten years	137,137	140,184
Total	$484,105	$503,385

Held to Maturity	Amortized Cost	Estimated Market Value
	(000's omitted)
Due after one year through five years	$1,517	$1,524
Total	$1,517	$1,524

At September 30, 2002 and December 31, 2001 investment securities with a principal amount of $351,703,000 and $315,287,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE F - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:
	September 30, 2002	December 31, 2001
	(000's omitted)
Real estate - construction	$151,795	$115,825
Real estate - mortgages:
Residential	565,059	430,261
Commercial	690,508	621,997
Commercial and industrial	470,029	394,116
Consumer installment	103,665	80,569
Gross Loans	$1,981,056	$1,642,768
Allowance for loan losses	(29,498)	(26,926)
Total Loans	$1,951,558	$1,615,842
Changes in the allowance for loan losses for the nine months ended September 30 were as follows:
	2002	2001
	(000's omitted)
Balance at beginning of period	$26,926	$27,395
Charge-offs	(4,777)	(3,690)
Recoveries	1,128	1,209
Net charge-offs	(3,649)	(2,481)
Provision for loan losses	4,800	3,850
Peoples loan loss reserve	1,421	-
Balance at end of period	$29,498	$28,764

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans at September 30, 2002 and December 31, 2001.
	For the Nine Months Ended September 30, 2002	For the Year Ended December 31, 2001
	(000's omitted)
Recorded investment in loans considered to be impaired	$5,192	$9,101
Loans considered to be impaired that were on a nonaccrual basis	4,408	4,761
Allowance for loan losses related to loans considered to be impaired	499	1,564
Average recorded investment in impaired loans	7,445	9,897
Total interest income per contractual terms on impaired loans	663	1,455
Interest income on impaired loans recognized on a cash basis	348	1,002

NOTE G - FINANCIAL INSTRUMENTS

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of agreement equals the notional amount of the obligation less the value of any collateral. Unfunded loan commitments totaled $516,158,000 and obligations under standby letters of credit totaled $200,640,000 at September 30, 2002.

NOTE H - LITIGATION

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

FINANCIAL CONDITION

Total assets averaged $2.4 billion in the first nine months of 2002 and $2.3 billion for the full year 2001. Average loans increased $42.1 million and average securities and federal funds increased $38.2 million in the first nine months of 2002 compared to the 2001 full year average. Average deposits increased $68.7 million and average borrowings increased $6.7 million. During the third quarter of 2002, S&T acquired Evergreen Insurance, Inc. (Evergreen), a full service insurance agency, and finalized the merger with Peoples Financial Corporation (Peoples), a $330 million community bank. The merger of Peoples had minimal impact on the average balance sheet because this acquisition was consummated late in the third quarter of 2002.

Lending Activity

Average loans increased $42.1 million to $1.7 billion for the nine months ended September 30, 2002 from the 2001 full year average. Changes in the composition of the average loan portfolio during 2002 included increases of $33.7 million of commercial loans and $50.0 million of commercial real estate loans, offset by decreases of $36.3 million of residential mortgages and $5.3 million of installment loans. Total loans at September 30, 2002 increased $338.3 million from December 31, 2001. The increase is attributable to $237.4 million of primarily 1-4 family loans acquired in the Peoples merger. The remaining growth of $100.9 million is internal growth in the commercial loan category of $157.3 million, offset by a decrease in residential mortgage balances as borrowers refinanced portfolio mortgages into the secondary mortgage market.

Real estate construction and commercial loans, including mortgage and industrial, currently comprise 71% of the loan portfolio. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by limiting concentrations and a rigorous underwriting review by loan administration.

Residential mortgage loans currently comprise 24% of the loan portfolio. Residential mortgage lending continued to be a strategic focus for the third quarter of 2002 through our centralized mortgage origination department, product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its past conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At September 30, 2002 the residential mortgage portfolio had a 10% composition of adjustable rate mortgages.

Much of the decline in average residential loans is due to more active participation in the secondary mortgage markets. S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to the Federal National Mortgage Association (FNMA). The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first nine months of 2002, S&T sold $53.3 million of 1-4 family mortgages to FNMA. S&T will continue to sell longer-term loans to FNMA in the future on a selective basis, especially during periods of lower interest rates.

Consumer installment loans currently comprise 5% of the loan portfolio. Direct auto loans decreased $2.8 million for the nine months ending September 30, 2002 as compared to the 2001 full year average due to lower origination and higher payoff activity.

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

A variety of unsecured and secured installment loan and credit card products are offered by S&T. However, the majority of the consumer loan portfolio is automobile loans. Loan to value guidelines for direct loans are 90%-100% of invoice for new automobiles and 80%-90% of National Automobile Dealer Association value for used automobiles.

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

Security Activity

Average securities increased by $65.9 million in the first nine months of 2002 compared to the 2001 full year average. The average increase was comprised of $6.4 million of states and political subdivisions and $122.3 million of mortgage-backed securities. Offsetting these increases were average decreases of $3.8 million in U.S. treasury securities, $33.7 million in U.S. government agency securities, $16.1 million of corporate securities, $5.3 million of corporate equity securities and $3.9 million of Federal Home Loan Bank (FHLB) stock. Average federal funds decreased by $27.7 million during the first nine months of 2002 as compared to the first nine months of 2001.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks to take advantage of the dividends received deduction for corporations. During 2002, the equity portfolio yielded 7.3% on a fully taxable equivalent basis and had unrealized gains, net of nominal unrealized losses, of $21.0 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to changes in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate securities and marketable equity securities as available for sale. Five municipal securities are classified as held to maturity. On a quarterly basis management evaluates the equity portfolio for other than temporary declines in fair value. At September 30, 2002, $0.7 million of realized losses were taken on two permanently impaired equity securities. The underlying performance of the equities market could generate further impairment in future periods. At September 30, 2002, unrealized gains, net of unrealized losses, for securities classified as available for sale were $40.3 million.

Allowance for Loan Losses

The balance in the allowance for loan losses was $29.5 million or 1.49% of total loans at September 30, 2002 as compared to $26.9 million or 1.64% of total loans at December 31, 2001. The decrease in the allowance for loan losses as a percent of total loans is a result of internal loan growth and acquiring $237.4 million of loans in the Peoples merger. The acquired portfolio was primarily 1-4 family residential loans and consumer installment loans with a lower credit risk profile and allowance coverage of .60%. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

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

Net loan charge-offs totaled $3.6 million in the first nine months of 2002 compared to $2.5 million in the first nine months of 2001. The increase in net charge-offs is primarily related to two troubled commercial loans in the wholesale supply and telemarketing industries that were charged down to the estimated market value of collateral. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at September 30, 2002, was $9.1 million or 0.46% of total loans. This compares to nonperforming loans of $8.3 million or 0.50% of total loans at December 31, 2001.

Asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $68.7 million, or 4% for the nine months ended September 30, 2002 as compared to the 2001 full year average. Changes in the average deposit mix included a $35.1 million increase in demand accounts, $22.3 million increase in money market and NOW accounts, and a $15.3 million increase in savings accounts, offset by a $3.9 million decrease in time deposits. Some of these changes can be partially explained by customers shifting funds into demand, savings and money market accounts in anticipation of higher interest rates in the future, and strategic initiatives to increase cash management type accounts. Total deposits at September 30, 2002 increased $320 million compared to December 31, 2001. The increase is attributable to $293 million of deposits acquired in the Peoples merger. The remaining period-end increase is attributable to internal core deposit growth.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Special rate deposits of $100,000 and over were 9% of total deposits at September 30, 2002 and 7% at December 31, 2001, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary.

Borrowings

Average borrowings increased $6.7 million for the first nine months ended September 30, 2002 compared to the 2001 full year average and were comprised of retail repurchase agreements (REPO's), wholesale REPO's, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from one to 14 days.

The average balance in retail REPOS decreased approximately $6.0 million for the first nine months of 2002 compared to the full year 2001 average. S&T views retail REPOS as a relatively stable source of funds since most of these accounts are with local, long-term customers. Average wholesale REPOS and federal funds increased by $101.8 million for the first nine months of 2002 compared to the full year 2001 average, in order to take advantage of low rate short-term funds and to better match commercial borrower shifts into more variable rate products.

Average long-term borrowings have decreased by $89.1 million in the first nine months of 2002 as compared to the full year 2001 average. At September 30, 2002, S&T had long-term borrowings outstanding of $145.6 million at a fixed rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advantage of lower cost funds through the FHLB's Community Investment Program and to fund stock buy-backs.

Capital Resources

Shareholders' equity increased $5.3 million at September 30, 2002, compared to December 31, 2001. Net income was
$35.7 million and dividends paid to shareholders were $19.2 million for the nine months ended September 30, 2002. Also affecting capital is a decrease of $7.3 million in unrealized gains on securities available for sale, stock buybacks of 210,500 shares during 2002 and 122,500 shares retired, previously owned by Peoples. Authorization for repurchasing up to 1,000,000 shares remains in effect for 2002.

On September 7, 2002, S&T completed the acquisition of Peoples Financial Corp., Inc. a $330 million community bank headquartered in Ford City, PA. Under the terms of the agreement, the shareholders of Peoples received $52.50 in cash for each share of Peoples for an aggregate transaction value of $87.4 million. S&T views the acquisition as an opportunity to leverage existing capital and operations infrastructure. The transaction was funded with borrowings and by restructuring the Peoples bond and equities portfolios.

S&T paid 54% of net income in dividends, equating to an annual dividend rate of $0.96 per share during the first nine months of 2002. The book value of S&T's common stock increased from $11.01 at December 31, 2001 to $11.26 at September 30, 2002. The market price of S&T's common stock was $25.18 per share at September 30, 2002, compared to $24.28 per share at December 31, 2001.

S&T continues to maintain a strong capital position with a leverage ratio of 8.9% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 9.8% and 11.5% respectively, at September 30, 2002. These ratios place S&T above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS
Nine months ended September 30, 2002 compared to
Nine months ended September 30, 2001

Net Income

Net income was $35.7 million or $1.33 per share diluted earnings for the first nine months of 2002 as compared to $35.4 million or $1.31 per share diluted earnings for the same period of 2001. The increase during the first nine months of 2002 was primarily the result of increases in net interest income, improvements in noninterest income and a lower effective tax rate offset by increased operating expenses.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $0.6 million or 1% in the first nine months of 2002 compared to the same period of 2001. The net yield on interest-earning assets was 4.20% in the first nine months of 2002 as compared to the 4.31% in the same period of 2001. This modest performance in net interest income was primarily the result of net interest spreads contracting during the 475 basis point decline in short-term interest rates that has occurred over the past eighteen months, as well as the general slowing of loan demand during the late 2001 and early 2002.

In the first nine months of 2002, average loans increased $42.1 million, average securities increased $65.9 million and average federal funds sold decreased $27.7 million. The yields on average securities decreased by 390 basis points during the period and the yield on average loans decreased by 119 basis points. The yield on federal funds declined 271 basis points.

In the first nine months of 2002, balances of average interest-bearing deposits increased by $33.6 million and the mix change from time deposits to core deposits was beneficial to the overall cost of funds. The cost of deposits totaled 2.83%, a decrease of 113 basis points from 2001 due to reduced rates paid on both core and time deposits and the aforementioned shift in deposit mix. The cost of REPOS and other borrowed funds decreased 145 basis points to 4.24%.

Positively affecting net interest income was a $40.0 million increase to average net free funds. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over nonearning assets.

Maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to S&T's financial performance since net interest income comprises 79% of operating revenue. A variety of asset/liability management strategies were successfully implemented within prescribed Asset/Liability Committee risk parameters that enabled S&T to maintain a net interest margin reasonably consistent with historical levels during a volatile interest rate environment. The level and mix of funds is monitored by Asset/Liability Committee in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

Provision for Loan Losses

The provision for loan losses was $4.8 million for the first nine months of 2002 and $3.9 million for the same period of 2001. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on probable losses in the loan portfolio. Also affecting the amount of provision expense is loan growth, portfolio composition and trends within risk ratings.

Credit quality statistics are an important factor in determining the amount of provision expense. Net loan charge-offs totaled $3.6 million for the first nine months of 2002 compared to $2.5 million for the same period of 2001. Nonperforming loans to total loans was 0.46% at September 30, 2002 compared to 0.71% at September 30, 2001 and 0.50% at December 31, 2001. Also affecting the amount of provision expense is the amount and types of loan growth and portfolio composition. All of the loan growth in 2002 and 2001 is attributable to larger-sized commercial loans.

Noninterest Income

Noninterest income increased $2.5 million or 16% in the first nine months of 2002 as compared to the same period of 2001. Increases included $0.6 million in service charges and fees, $0.3 million in wealth management income and $1.6 million in other income. Security gains decreased $2.5 million in the first nine months of 2002 as compared to the same period of 2001.

The $0.6 million increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. The $0.3 million in wealth management fees was the result of better performance in the development of new business offset by the decline in market value of the wealth management portfolios over the last 12 months which also affects fee revenue. The $1.6 million increase in other income was related to higher performance levels for mortgage banking and insurance. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue. Other fee revenue was also affected by heavy refinancing activities by mortgage customers in response to the low-interest rate environment and the additional insurance commission revenue being generated by Evergreen that was acquired by S&T on August 1, 2002.

S&T recognized $5.6 million of gains on available for sale equity securities in the first nine months of 2002 as compared to $8.2 million in the same period of 2001. The equity security gains were taken on available for sale securities in the first nine months of 2002 and 2001 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented. There have been reduced market opportunities in 2002 as a result of the general decline in the equities market over the last 18 months. Unrealized gains, net of unrealized losses, in the available for sale portfolio, which includes debt and equity securities, totaled $40.3 million at September 30, 2002.

Noninterest Expense

Noninterest expense increased by $2.5 million or 7% at September 30, 2002 compared to September 30, 2001. Staff expense increased $1.2 million or 6% primarily attributable to higher medical and pension costs, and higher staffing levels required to implement new initiatives in fee based business lines and from the Evergreen and Peoples acquisitions. Offsetting those increased costs were increases in deferred loan origination costs resulting from increased lending activity. Data processing expense increased $0.3 million or 16% as compared to the same period of 2001 and is attributable to conversion costs of $0.2 million relating to the Peoples acquisition and increases in electronic banking services.

Other expense increases of $0.9 million reflect normal changes due to activity levels and $0.4 million of expenses related to the Evergreen and Peoples acquisitions. Average full-time equivalent staff was 757 at September 30, 2002 and 671 at September 30, 2001. Staffing increases are primarily related to the Evergreen and Peoples acquisitions and the expansion of mortgage banking, brokerage, wealth management and retail banking functions. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, was 42% at September 30, 2002 and 41% at September 30, 2001. The increase to the efficiency ratio is primarily the result of a relatively flat net interest margin, the addition of new employees in order to start-up several new strategic initiatives and the insurance and bank acquisitions and the one-time expensed merger costs of $0.6 million for the Peoples acquisition.

Federal Income Taxes

Federal income tax expense decreased $1.3 million at September 30, 2002 as compared to September 30, 2001. This decrease is primarily the result of the tax benefit from a recent tax law change that now allows for a tax deduction of dividends paid to participants in the S&T defined contribution retirement plan. The effective tax rate for the first nine months of 2002 was 28% and 29% in 2001, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income, low income housing tax credits and the new defined contribution retirement plan deduction.
Three months ended September 30, 2002 compared to
Three months ended September 30, 2001

Net Income

Net income was $12.4 million or $0.46 per share diluted earnings in the third quarter of 2002 compared to $11.9 million or $0.44 per share diluted earnings for the same period of 2001.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $1.6 million or 7% in the third quarter of 2002 compared to the same period of 2001. This increase in net interest income resulted from increases in average earning assets, the addition of assets and liabilities from the Peoples acquisition and a stabilizing trend of the net interest margin. Net interest margin on a fully taxable equivalent basis was 4.20% for the third quarter of 2002, as compared to 4.23% for the same period of 2001.

Average earning assets increased by $167.3 million as compared to the third quarter of 2001, primarily as a result of a $76.0 million increase in investment securities and federal funds and a $126.8 million increase in loans. Funding for this asset growth was primarily provided by an increase of $114.5 million in deposits and retained earnings.

Provision for Loan Losses

The provision for loan losses was $2.3 million in the third quarter of 2002 and $0.9 million for the same period of 2001. Net loan charge-offs totaled $2.6 million for the third quarter of 2002 compared to $0.5 million for the same period of 2001. The third quarter net charge-offs is primarily related to two commercial loans in the wholesale supply and telemarketing industries that were considered in the determination of the provision for loan losses. The provision expense in 2002 and 2001 is the result of an effort to maintain S&T's allowance for loan losses to total loans at a relatively consistent level. Factors considered are net charge-offs, loan growth, a continuing mix change in the loan portfolio to a greater percentage of commercial loans and management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on future probable losses in the loan portfolio.

Noninterest Income

Noninterest income, not including security gains, increased $1.3 million or 24% in the third quarter of 2002 as compared to 2001. Increases included, $0.3 million in service charges, $0.2 million in wealth management fees and $0.8 million in other income. Security gains decreased $2.1 million in the third quarter of 2002 as compared to the same period of 2001 primarily due to less market opportunities in a declining equities market.

The 19% increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. Increased cash management fees were a significant factor in this performance. Wealth management fees increased 19% due to higher brokerage and traditional trust activities. The 32% increase in other income was primarily a result of increased performance for merchant and debit card income, mortgage banking, insurance and letters of credit fees. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue. Other fee revenue was also affected by heavy refinancing activities of mortgage customers in response to the low interest rate environment and increased insurance revenue resulting from the Evergreen acquisition in August 2002.

S&T recognized $2.2 million of gains on available for sale securities in the third quarter of 2002 as compared to $4.3 million in the same period of 2001. The decrease is partially explained by less market opportunities in a declining equities market. Unrealized gains, net of unrealized losses, in the available for sale portfolio, which includes debt and equity securities, totaled $40.3 million at September 30, 2002.

Noninterest Expense

Noninterest expense increased $1.5 million in the third quarter of 2002 as compared to the third quarter of 2001. $0.6 million of this increase is directly related to one-time merger/conversion expenses related to the Peoples acquisition. Staff expense, increased $0.4 million or 7% primarily attributable to higher medical and pension costs, and higher staffing levels required to implement new initiatives in fee based business lines and the Evergreen and Peoples acquisitions. Offsetting these increased costs were increases in deferred loan origination costs resulting from increased lending activity. Data processing expense increased $0.2 million as compared to the same period of 2001 primarily due to conversion costs associated with the Peoples merger. Other expense increases of $0.7 million were primarily attributable to merger costs related to the Evergreen and Peoples acquisitions and normal changes due to activity levels.

Federal Income Taxes

Federal income tax expense decreased $0.2 million in the third quarter of 2002 as compared to the third quarter of 2001. This decrease is primarily the result of the tax benefit from a recent tax law change that now allows for a tax deduction of dividends paid to participants in the S&T defined contribution retirement plan. The effective tax rate for the third quarter of 2002 and 2001 was approximately 29%, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits.

Forward Looking Information

The integration and conversion phases for both the Evergreen and Peoples acquisitions have exceeded expectations. The one-time, non-recurring charges previously anticipated to go as high as $4.0 million in 2002 for potential branch divestitures associated with the Peoples acquisition will not be incurred, as these issues have been satisfactorily resolved. This will allow S&T to reiterate our full year earnings projections for 2002 of $1.81 - $1.83 per share reported earnings. Significant risk factors that could affect the 2002 performance projections would include a continued decline in the general economy that could affect loan demand and credit quality. We are also anticipating that uncertainties in the stock market will limit realized equity security gains.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

The statements in this Quarterly Report, which are not historical fact, are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of economic conditions, the impact of competitive products and pricings, and other risks detailed in S&T's Securities and Exchange Commission filings.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 3.

Quantitative and qualitative disclosures about market risk are presented at December 31, 2001 in Item 7A of S&T's Annual Report on Form 10-K, filed with the SEC on March 19, 2002. Management believes that there have been no material changes in S&T's market risk since December 31, 2001.

DISCLOSURES AND PROCEDURES
Item 4.

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of S&T's management, including the CEO and CFO, of the effectiveness of the design and operation of S&T's disclosure controls and procedures. Based on that evaluation, S&T's management, including the CEO and CFO, concluded that S&T's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in S&T's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II
OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
(a)	The following exhibits are filed herewith.

Exhibit 99.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James C. Miller, Chief Executive Officer

Exhibit 99.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert E. Rout, Chief Financial Officer

(b)	Reports on Form 8-K

Form 8-K dated October 22, 2002

S&T Bancorp, Inc. today announced record earnings for the quarter and year-to-date 2002. Diluted earnings per share increased 5 percent to $.46 from $.44 in the third quarter of 2002 as compared to 2001. Net income also increased 5 percent to $12.4 million from $11.9 million in the third quarter of 2002 as compared to 2001.

For the nine months ending September 30, 2002, net income totaled $35.7 million and diluted earnings per share were $1.33, compared to $35.4 million of net income and $1.31 diluted earnings per share for the nine months ending September 30, 2001.

Form 8-K dated September 7, 2002

S&T Bancorp, Inc., the holding company for S&T Bank, announced today that it has completed the acquisition of Peoples Financial Corporation and PFC Bank on September 7, 2002. The shareholders of Peoples Financial Corporation received $52.50 per share in cash. This transaction had been approved by the board of directors of both companies, by bank regulatory authorities and Peoples Financial Corporation shareholders. The acquisition has an aggregate transaction value of $87.4 million.

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
S&T Bancorp, Inc.
(Registrant)
Date: November 13, 2002	/s/ Robert E. Rout
Robert E. Rout
Executive Vice President, Secretary and Chief Financial Officer

Certifications of the Chief Executive Officer
I, James C. Miller as Chief Executive Officer, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of S&T Bancorp, Inc;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, or for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002
/s/ James C. Miller
James C. Miller, Chief Executive Officer

Certifications of the Chief Financial Officer
I, Robert E. Rout as Chief Financial Officer, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of S&T Bancorp, Inc;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, or for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002
/s/ Robert E. Rout
Robert E. Rout, Chief Financial Officer