Form 10-K
period 2002-12-31
S&T BANCORP INC
filed 2003-03-21
CIK 719220

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2002
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
Common Stock, Par Value $2.50 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes     X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229-405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.{    }

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 10, 2003: Common Stock, $2.50 par value - $618,715,779
The number of shares outstanding of the issuer's classes of common stock as of March 10, 2003: Common Stock, $2.50 par value - 26,422,013 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders report for the year ended December 31, 2002 are incorporated by reference into Part II.
Portions of the proxy statement for the annual shareholders meeting to be held April 21, 2003 are incorporated by reference into Part III.

PART I
Item 1.  BUSINESS

General

     S&T Bancorp, Inc. ("S&T") was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and has two wholly owned subsidiaries, S&T Bank and S&T Investment Company, Inc. S&T owns a one-half interest in Commonwealth Trust Credit Life Insurance Company. S&T is registered as a financial holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act, as amended.

     As of December 31, 2002, S&T had $2.8 billion in total assets, $306 million in total shareholder's equity and $1.9 billion in total deposits. The Federal Deposit Insurance Corporation ("FDIC") insures deposits fully provided by law.

     Total trust assets were approximately $843 million at December 31, 2002. Trust services include services as executor and trustee under wills and deeds, as guardian and custodian of employee benefit trusts and brokerage services.

     S&T Bank is a full service bank with its Main Office at 800 Philadelphia Street, Indiana, Pennsylvania, providing service to its customers through a branch network of 46 offices located in Allegheny, Armstrong, Butler Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania.

     S&T Bank's services include accepting time and demand deposit accounts, originating commercial and consumer loans, providing letters of credit, offering discount brokerage services, personal financial planning and credit card services. S&T Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). S&T Bank has not experienced significant fluctuations in deposits.

     S&T Bank has three wholly owned subsidiaries, S&T Insurance Group, LLC, S&T Bancholdings, Inc. and S&T Professional Resources Group, LLC. In May 2002, S&T Professional Resources Group, LLC was formed to market software developed by S&T. In August 2002, S&T Bancholdings, Inc. was formed as an investment holding company. In August 2002, S&T Bank acquired Evergreen Insurance Associates, Inc., a multi-line insurance agency with a client base of approximately 2,000 customers in Pennsylvania, Maryland and West Virginia. Evergreen Insurance Associates, Inc. was merged into Evergreen Insurance, LLC at merger. Evergreen Insurance, LLC is a wholly owned subsidiary of S&T Insurance Group, LLC.

Employees

     As of December 31, 2002, S&T Bank and subsidiaries had 765 full-time equivalent employees. S&T provides a variety of employment benefits and considers its relationship with its employees to be good.

Supervision and Regulation

General

     S&T and S&T Bank are each extensively regulated under both federal and state law. The following information describes certain aspects of that regulation applicable to S&T and S&T Bank and does not purport to be complete. To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures and before the various bank regulatory agencies. The likelihood and timing on any changes and the impact such changes might have on S&T or S&T Bank are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of S&T and S&T Bank.

S&T

     S&T is a bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the examination and reporting requirements of the Federal Reserve Board. Under the BHCA a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any additional bank, or merge or consolidate with another bank holding company, without the prior approval of the Federal Reserve Board. S&T also is subject to the supervision and regulation of the Pennsylvania Department of Banking ("PADB").

     S&T became a financial holding company under BHCA as amended by the Gramm-Leach-Bliley Act of 1999 ("GLB") in 2001. In order to maintain its status as a financial holding company, all depository institutions controlled by the bank holding company must be well capitalized and well managed, and have at least a "satisfactory" Community Reinvestment Act ("CRA") rating. S&T and S&T Bank currently satisfy these criteria. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The GLB defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Banks also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a "satisfactory" CRA rating. The GLB also establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission (the "SEC") will regulate their securities activities and state insurance regulators will regulate their insurance activities. In addition, rules developed by the federal banking agencies pursuant to the GLB require disclosure of privacy policies to consumers and in some circumstances, allow consumers to prevent the disclosure of certain personal information to nonaffiliated third parties.

     S&T is presently engaged in three nonbanking activities: S&T Investment Company, Inc., Commonwealth Trust Credit Life Insurance Company ("CTCLIC") and S&T Insurance Group, LLC. S&T Investment Company, Inc. was formed in June 1988 to hold and manage a group of investments previously owned by S&T Bank and to give S&T additional latitude to purchase other investments. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC distributes high-quality life insurance and long-term disability income insurance products. During 2002, S&T Insurance Group, LLC expanded into the property and casualty insurance business with the acquisition of Evergreen Insurance, LLC.

     There are a number of obligations and restrictions imposed on financial holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, under the cross-guarantee provisions of the Federal Deposit Insurance Act (the "FDIA"), a financial institution insured by the FDIC that is under common control with a failed or failing FDIC-insured institution can be required to reimburse the FDIC for losses resulting from the insolvency of the failed institution or from assistance to the failing institution, even if this causes the affiliated institution also to become insolvent.

S&T Bank

     As a state-chartered, commercial bank, the deposits of which are insured by the Bank Insurance Fund ("BIF") of the FDIC, S&T Bank is subject to the supervision and regulation of the PADB and the FDIC. S&T Bank also is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted, and limits on the type of other activities in which S&T Bank may engage and the investments it may make.

     S&T Bank also is subject to federal laws that limit the amount of transactions between itself and S&T or S&T's nonbank subsidiaries. Under these provisions, transactions by a bank with its parent company or any nonbank affiliate generally are limited to 10 percent of the bank subsidiary's capital and surplus or 20 percent in the aggregate. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. The GLB imposes similar restrictions on transactions between a bank and its financial subsidiaries. A bank, such as S&T Bank is prohibited from purchasing any "low quality" asset from an affiliate. S&T Bank is in compliance with these provisions.

Insurance of Accounts; Depositor Preference

     The deposits of S&T Bank are insured up to $100,000 per insured depositor by the Bank Insurance Fund ("BIF") of the FDIC. As an FDIC-insured bank, S&T Bank also is subject to FDIC insurance assessments. Currently, the amount of FDIC assessments paid by individual insured depository institutions ranges from zero to $.27 per $100 of insured deposits, based on their relative risk to the deposit insurance funds, as measured by the institutions' regulatory capital position and other supervisory factors. S&T Bank currently pays the lowest premium rate based upon this risk assessment. However, the FDIC retains the ability to increase regular assessments and to levy special additional assessments.

     In addition to deposit insurance fund assessments, beginning in 1997 the FDIC assessed BIF-assessable and Savings Association Insurance Fund ("SAIF")-assessable deposits to fund the repayment of debt obligations of the Financing Corporation ("FICO"). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The current annualized rate established by the FDIC for both BIF-assessable and SAIF-assessable deposits is 1.68 basis points (hundredths of one percent).

     Under federal law, deposits and certain claims for administrative expenses and employee compensation against insured depository institutions are afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver appointed by regulatory authorities. Such priority creditors would include the FDIC.

Capital

     The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, S&T and S&T Bank each generally is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit), of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier I capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance ("Tier II capital") and, together with Tier I capital, ("Total capital"). At December 31, 2002, S&T's Tier I and Total capital ratios were 9.95 percent and 11.63 percent, respectively, and the ratios of Tier I capital and Total capital to total risk-adjusted assets for S&T Bank were 9.35 percent and 10.60 percent, respectively.

     In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier I capital to adjusted average quarterly assets equal to four percent for bank and bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing significant growth or expansion. All other banks and bank holding companies will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. S&T's leverage ratio at December 31, 2002 was 8.46 percent, and S&T Bank's leverage ratio was 7.93 percent.

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

Payment of Dividends

     S&T is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of the revenues of S&T result from amounts paid as dividends to S&T by S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. S&T does not expect that any of these laws, regulations or policies will materially influence its ability or the ability of S&T Bank to pay dividends. During the year ended December 31, 2002, S&T Bank paid $25.9 million in cash dividends to S&T.

Other Safety and Soundness Regulations

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized", as defined by the law. Under regulations established by the federal banking agencies, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6 percent, a Total capital ratio of at least 10 percent and a leverage ratio of at least 5 percent and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4 percent, a Total capital ratio of at least 8 percent and a leverage ratio of at least 4 percent, or 3 percent in some cases. As of December 31, 2002, S&T Bank was classified as "well capitalized". The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions and is not intended to be, and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.

     The federal banking agencies' prompt corrective action powers (which increase depending upon the degree to which an institution is undercapitalized) can include, among other things, requiring an insured depository institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution's parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval and, ultimately, appointing a receiver for the institution. Among other things, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval.

     As required by FDICIA, the federal banking agencies also have adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not in compliance with any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions described above.

Regulatory Enforcement Authority

     The enforcement powers available to federal banking agencies are substantial and include, among other things and in addition to other powers described herein, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banks and bank holding companies and "institution affiliated parties," as defined in the FDIA. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

Community Reinvestment and Consumer Protection Laws

     In connection with its lending activities, S&T Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and the Community Reinvestment Act (the "CRA").

     The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods. Furthermore, such assessment also is required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a bank holding company (including a financial holding company) applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve" or "unsatisfactory." S&T Bank was rated "satisfactory" in its most recent CRA evaluation.

USA Patriot Act

The USA Patriot Act imposes additional obligations on U.S. financial institutions, including banks and broker dealer subsidiaries, to implement policies, procedures and controls that are reasonably designed to detect and report instances of money laundering and the financing of terrorism. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     The following discussion and analysis is presented so that shareholders may review in further detail the financial condition and results of operations of S&T. This discussion and analysis should be read in conjunction with the consolidated financial statements, selected financial data and management's discussion and analysis of financial condition and results of operations incorporated by reference from the S&T Bancorp, Inc. 2002 annual report. References to assets and liabilities and changes thereto represent daily average balances for the periods discussed, unless otherwise noted.

     Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Interest on loans to and obligations of state, municipalities and other public entities is not subject to federal income tax. As such, the stated (pre-tax) yield on these assets is lower than the yields on taxable assets of similar risk and maturity. In order to make the pre-tax income and resultant yields comparable to taxable loans and investments, a taxable equivalent adjustment was added to interest income in the tables below. This adjustment has been calculated using the U.S. federal statutory corporate income tax rate of 35% for 2002, 2001 and 2000. The following table demonstrates the amount that has been added to interest income per the summary of operations:
	Year Ended December 31
	2002	2001	2000
	(in thousands of dollars)
Interest income per consolidated statements of income	$151,160	$166,702	$176,184
Adjustment to fully taxable equivalent basis	2,976	2,938	3,105
Interest income adjusted to fully taxable equivalent basis	154,136	169,640	179,289
Interest expense	56,300	76,713	86,141
Net interest income adjusted to fully taxable equivalent basis	$97,836	$92,927	$93,148

Item 1. BUSINESS - Continued

Average Balance Sheet and Net Interest Income Analysis
	December 31
	2002			2001			2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(in thousands of dollars)
Loans (1)(2)	$1,759,018	$122,769	6.98%	$1,639,946	$135,670	8.27%	$1,548,945	$138,860	8.96%
Taxable investment securities	548,428	30,237	5.51%	489,654	31,876	6.51%	535,135	37,895	7.08%
Tax-exempt investment securities(2)	19,119	1,123	5.87%	10,625	873	8.22%	13,690	1,186	8.66%
Interest-earning deposits with banks	90	4	4.44%	87	6	6.90%	109	9	8.26%
Federal funds sold	171	3	1.75%	27,912	1,215	4.35%	21,332	1,339	6.28%
Total interest-earning assets (3)	2,326,826	154,136	6.62%	2,168,224	169,640	7.82%	2,119,211	179,289	8.46%
Noninterest-earning assets:
Cash and due from banks	41,061			37,031			36,171
Premises and equipment, net	21,817			20,821			20,522
Market value appreciation of securities available for sale	44,810			54,388			26,600
Other assets	97,369			80,095			79,017
Less allowance for loan losses	(28,625)			(28,286)			(29,184)
	$2,503,258			$2,332,273			$2,252,337
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
NOW/Money market accounts	$494,757	$4,846	0.98%	$446,701	$10,667	2.39%	$419,214	$15,647	3.73%
Savings deposits	169,988	1,494	0.88%	146,735	2,283	1.56%	154,226	3,390	2.20%
Time deposits	767,455	32,357	4.22%	748,630	40,226	5.37%	679,684	37,430	5.51%
Federal funds purchased	76,186	1,401	1.84%	7,481	187	2.49%	2,142	139	6.49%
Securities sold under agreements to repurchase	123,820	1,690	1.36%	72,284	2,268	3.14%	102,379	5,863	5.73%
Long-term borrowings	236,181	14,512	6.14%	333,636	21,082	6.32%	377,352	23,672	6.27%
Total interest-bearing liabilities (3)	1,868,387	56,300	3.01%	1,755,467	76,713	4.37%	1,734,997	86,141	4.96%
Noninterest-bearing liabilities:
Demand deposits	282,104			234,519			223,045
Other	51,849			50,214			40,264
Shareholders' equity	300,918			292,073			254,031
	$2,503,258			$2,332,273			$2,252,337

Net interest income		$97,836			$92,927			$93,148
Net yield on interest-earning assets			4.21%			4.29%			4.40%

(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a fully taxable equivalent basis, including the dividend-received deduction for equity securities, using the statutory federal corporate income tax rate of 35% for 2002, 2001 and 2000.
(3) Yields are calculated using historical cost basis.

Item 1.  BUSINESS - Continued

The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:
	2002 Compared to 2001 Increase (Decrease) Due to (1)			2001 Compared to 2000 Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands of dollars)
Interest earned on:
Loans (2)	$9,851	$(22,752)	$(12,901)	$8,154	$(11,344)	$(3,190)
Taxable investment securities	3,826	(5,465)	(1,639)	(3,220)	(2,799)	(6,019)
Tax-exempt investment securities (2)	698	(448)	250	(265)	(48)	(313)
Interest-earning deposits	0	(2)	(2)	(2)	(1)	(3)
Federal funds sold	(1,208)	(4)	(1,212)	413	(537)	(124)
Total interest-earning assets	$13,167	$(28,671)	$(15,504)	$5,080	$(14,729)	$(9,649)
Interest paid on:
NOW/Money market accounts	$1,148	$(6,969)	$(5,821)	$1,025	$(6,005)	$(4,980)
Savings deposits	362	(1,151)	(789)	(165)	(942)	(1,107)
Time deposits	1,012	(8,881)	(7,869)	3,799	(1,002)	2,796
Securities sold under agreements to repurchase	1,253	(1,831)	(578)	(1,724)	(1,871)	(3,595)
Federal funds purchased	1,717	(503)	1,214	346	(299)	47
Long-term borrowings	(5,816)	(754)	(6,570)	(2,741)	152	(2,589)
Total interest-bearing liabilities	$(324)	$(20,089)	$(20,413)	$540	$(9,967)	$(9,428)
Change in net interest income	$13,491	$(8,582)	$4,909	$4,540	$(4,762)	$(221)

(1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)  Tax-exempt income is on a fully taxable equivalent basis using the statutory federal corporate income tax rate of 35% for 2002, 2001 and 2000.

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

     The schedule below presents S&T's interest rate sensitivity at December 31, 2002 using gap analysis. The gap and cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. ALCO policy guidelines for cumulative gap in the six and twelve month time frames, annually approved by the S&T Board of Directors, is currently a range of 0.85 to 1.15. Management believes this range provides an acceptable and manageable level of interest rate risk for S&T. Significant to gap analysis is the expected rate of asset prepayment, calls on securities and the behavior of depositors during periods of changing interest rates. For example, in periods of declining interest rates, borrowers can be expected to accelerate loan prepayments and refinancing; depositors will tend to hold those certificates of deposits with rates higher than the then current market rate. Conversely, in a rising interest rate scenario, borrower refinancing and prepayments typically decrease, while deposit shifting and early withdrawals tend to accelerate as depositors position funds to earn higher yields.

Item 1.  BUSINESS - Continued

     ALCO continually monitors these historical behavior patterns through periods of changing interest rates, and uses this information to develop loan prepayments and decay rates for Core Deposits (demand, NOW, savings). The gap analysis below incorporates a flat rate scenario, and the following significant assumptions:

Monthly loan prepayments above contractual requirements
3 year ARM - Commercial Real Estate 5 year ARM - Commercial Real Estate Fixed Rate - Commercial Real Estate Residential Real Estate Other Installment Loans	2.25% 3.00% 1.50% 5.25% 2.50%
Deposit behavioral pattern/decay rate assumptions

     NOW and Savings - Year #1
     NOW and Savings - Year #2
     NOW and Savings - beyond Year #2
     Money market pricing is indexed and tiered to market interest rates.
     S&T has not historically experienced fluctuations in demand deposit balances during periods of interest rate fluctuations.

25.00% 25.00% 50.00% NA NA

Interest Rate Sensitivity December 31, 2002 (in thousands of dollars)
GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
Repricing Assets:
Cash/Due From Banks	$-	$-	$-	$50,421
Securities	104,774	77,275	124,941	334,171
Net Loans	991,973	243,517	335,160	398,102
Other Assets	-	-	-	163,533
Total	$1,096,747	$320,792	$460,101	$946,227
Repricing Liabilities:
Demand	$-	$-	$-	$330,160
NOW	19,872	19,872	39,746	79,491
Money Market	414,217	-	-	-
Savings/Clubs	24,400	24,400	48,798	97,598
Certificates	255,932	104,106	182,723	284,804
Repos & Short-term Borrowings	319,388	-	-	-
Long-term Borrowings	-	61,000	89,300	61,393
Swaps	25,000	-	-	(25,000)
Other Liabilities/Equity	-	-	-	366,667
Total	$1,058,809	$209,378	$360,567	$1,195,113
Gap	$37,938	$111,414	$99,534	($248,886)
Cumulative GAP	$37,938	$149,352	$248,886	$-

Rate Sensitive Assets/Rate Sensitive Liabilities	Current Month	Policy Guideline	Immediate Core Deposit Repricing
Cumulative 6 months	1.04	.85-1.15	0.80
Cumulative 12 months	1.12	.85-1.15	0.92

Item 1.  BUSINESS - Continued

     S&T's one-year gap position at December 31, 2002 is asset sensitive. Asset sensitive means that more assets than liabilities of S&T will reprice during the measured timeframes. The implications of an asset sensitive position will differ depending upon the current trend of market interest rates.

     For example, with an asset sensitive position in a declining interest rate environment, the cost of S&T repricing assets can theoretically be expected to decline more quickly than the yields on S&T repricing liabilities. This situation would cause a decrease to S&T's interest rate spreads, net interest income and to operating income. Liquidity impacts in this scenario, other than increased costs, would not be material unless serious ongoing declines in operating results caused depositors, lenders and investors to lose confidence.

     Conversely, an asset sensitive gap position in a rising interest rate scenario would theoretically have a positive impact to interest rate spreads, net income and to operating income. Liquidity impacts would not be material in the short-term; in the long-term, improved operating income is always beneficial to liquidity issues.

     Gap analysis usefulness as a measurement of interest rate risk is limited because the time period measured is static. Simulation provides a more dynamic modeling tool for interest rate risk because this technique can incorporate future assumptions about interest rates, volume fluctuations and customer behaviors. ALCO uses simulation to measure changes in net interest income during a 2%, plus or minus, change in current market interest rates (Rate Shock Analysis). Current ALCO policy guidelines require that declines in forecasted net interest income do not exceed 3% because of Rate Shock Analysis.

     Duration techniques are a relatively new addition to S&T's interest rate risk monitoring tools. Duration modeling is primarily used to assist in matching fundings for large commercial loans, security purchases and segments of the installment loan portfolios.

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

     Risks associated with various securities portfolios are managed and monitored by investment policies annually approved by the S&T Board of Directors, and administered through ALCO and the Treasury function of S&T Bank. As of December 31, 2002, management is not aware of any risk associated with securities that would be expected to have a significant, negative effect to S&T's statement of condition or statement of operations.

Item 1.  BUSINESS - Continued

     The following table sets forth the carrying amount of securities at the dates indicated:

	December 31
	2002	2001	2000
	(in thousands of dollars)
Available for Sale
Marketable equity securities	$71,819	$112,312	$114,317
Obligations of U.S. government corporations and agencies	286,739	188,111	334,797
Collateralized mortgage obligations of U.S. government corporations and agencies	156,784	151,794	-
Mortgage-backed securities	15,828	24,924	5,563
U.S. treasury securities	6,130	6,113	11,201
Obligations of states and political subdivisions	31,004	12,519	-
Corporate securities	43,684	66,075	64,237
Other securities	28,795	16,602	37,285
TOTAL	$640,783	$578,450	$567,400
Held to Maturity
Obligations of states and political subdivisions	$381	$6,815	$11,512
Corporate securities	-	-	2,000
TOTAL	$381	$6,815	$13,512

     The following table sets forth the maturities of securities at December 31, 2002, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Tax-equivalent adjustments (using a 35% federal income tax rate) for 2002 have been made in calculating yields on obligations of states and political subdivisions.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	(in thousands of dollars)
Available for Sale
Marketable equity securities									$71,819
Obligations of U.S. government corporations and agencies	$37,488	4.42%	$178,160	4.73%	$71,091	4.12%
Collateralized mortgage obligations of U.S. government corporations and agencies					29,149	4.81%	$127,635	4.96%
Obligations of states and political subdivisions			14,060	3.34%	15,744	3.16%	1,200	4.01%
Mortgage-backed securities			7,487	5.53%	7,347	5.64%	994	7.42%
U.S. treasury securities			6,130	7.80%
Corporate securities	21,691	6.52%	21,993	6.61%
Other securities									28,795
TOTAL	$59,179		$227,830		$123,331		$129,829		$100,614
Weighted Average Rate		5.19%		4.93%		4.25%		4.97%
Held to Maturity
Obligations of states and political subdivisions	$116	5.50%	$265	5.33%
TOTAL	$116		$265
Weighted Average Rate		5.50%		5.33%

Item 1.  BUSINESS - Continued

Loan Portfolio

     The following table shows S&T's loan distribution at the end of each of the last five years:

	December 31
	2002	2001	2000	1999	1998
	(in thousands of dollars)
Domestic Loans:
Commercial, mortgage and industrial	$1,169,138	$1,016,113	$936,313	$830,847	$672,742
Real estate - construction	191,927	115,825	113,856	94,786	87,246
Real estate - mortgage	541,102	430,261	465,779	466,881	492,570
Installment	96,726	80,569	89,076	103,763	113,351
TOTAL LOANS	$1,998,893	$1,642,768	$1,605,024	$1,496,277	$1,365,909

     The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 2002. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(in thousands of dollars)
Commercial, mortgage and industrial	$461,019	$500,495	$207,624	$1,169,138
Real estate - construction	38,676	75,736	77,515	191,927
	$499,695	$576,231	$285,139	$1,361,065
Fixed interest rates		$119,935	$79,136
Variable interest rates		456,296	206,003
		$576,231	$285,139

Item 1.  BUSINESS - Continued

Nonaccrual, Past Due and Restructured Loans

    The following table summarizes S&T's nonaccrual, past due and restructured loans:

	December 31
	2002	2001	2000	1999	1998
	(in thousands of dollars)
Nonaccrual loans	$5,831	$8,253	$2,897	$2,987	$2,933
Accruing loans past due 90 days or more	$-	$-	$-	$-	$-

     At December 31, 2002, $5,831,000 of nonaccrual loans were secured. Interest income that would have been recorded under original terms totaled $541,869. No interest income was recorded on these loans. It is S&T's policy to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. At December 31, 2002, there were $515,000 of impaired loans that were on nonaccrual. There are no foreign loan amounts required to be included in this table. There were no restructured loans in the periods presented.

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

     Significant to this analysis and assessment is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to our continuing growth, many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current economic factors and trends in risk ratings are considered in the determination of the allowance for loan losses. During 2002, the risk rating analysis of the portfolio remained relatively stable.

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

     The allowance for loan losses considered management's assessment of the factors noted above along with the growth in the loan portfolio. The additions to the allowance charged to operating expense has maintained the allowance as a percent of loans at the following levels at the end of each year presented below:

Year Ended December 31
2002	2001	2000	1999	1998
1.51%	1.64%	1.71%	1.81%	1.95%

     The decrease in the allowance for loan losses as a percent of total loans is a result of internal loan growth and acquiring $237.4 million of loans in the PFC acquisition. The acquired portfolio was primarily 1-4 family residential loans and consumer installment loans with a lower credit risk profile and allowance coverage of 0.60%.

     S&T has considered impaired loans in its determination of the allowance for loan losses. The allowance for loan losses for all impaired loans was zero at December 31, 2002 and $1,564,000 in 2001, and is included in the allowance allocated specifically to commercial loans.

     Asset quality is a major corporate objective at S&T. Based on the evaluation of loan quality and assessment of risk characteristics, management believes that the allowance for loan losses is adequate to absorb probable loan losses.

     This table summarizes S&T's loan loss experience for each of the five years ended December 31:

	Year Ended December 31
	2002	2001	2000	1999	1998
	(in thousands of dollars)
Balance at January 1:	$26,926	$27,395	$27,134	$26,677	$20,427
Charge-offs:
Commercial, mortgage and industrial	6,131	4,728	6,327	4,270	2,905
Real estate - mortgage	588	912	864	913	1,497
Installment	1,102	1,299	1,809	1,819	1,597
	7,821	6,939	9,000	7,002	5,999
Recoveries:
Commercial, mortgage and industrial	1,118	643	4,450	2,483	713
Real estate - mortgage	349	404	394	495	389
Installment	345	423	417	481	597
	1,812	1,470	5,261	3,459	1,699
Net charge-offs	6,009	5,469	3,739	3,543	4,300
Provision for loan losses	7,800	5,000	4,000	4,000	10,550
PFC acquisition loan loss reserve	1,421	-	-	-	-
Balance at December 31:	$30,138	$26,926	$27,395	$27,134	$26,677
Ratio of net charge-offs to average loans outstanding	0.34%	0.33%	0.24%	0.25%	0.33%

Item 1.  BUSINESS - Continued

     This table shows allocation of the allowance for loan losses as of the end of each of the last five years:

	December 31
	2002	2001			2000		1999		1998
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(in thousands of dollars)
Commercial, mortgage and industrial	$26,661	58%	$22,954	62%	$18,835	58%	$20,147	56%	$16,850	49%
Real estate-construction	0	10%	0	7%	0	7%	0	6%	0	7%
Real estate-mortgage	685	27%	744	26%	845	29%	868	31%	1,096	36%
Installment	2,676	5%	3,124	5%	2,766	6%	2,541	7%	2,635	8%
Unallocated	116	0%	104	0%	4,949	0%	3,578	0%	6,096	0%
TOTAL	$30,138	100%	$26,926	100%	$27,395	100%	$27,134	100%	$26,677	100%

Deposits

     The daily average amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(in thousands of dollars)
Noninterest-bearing demand deposits	$282,104		$234,519		$223,045
NOW/Money market accounts	494,757	0.98%	446,701	2.39%	419,214	3.73%
Savings deposits	169,988	0.88%	146,735	1.56%	154,226	2.20%
Time deposits	767,455	4.22%	748,630	5.37%	679,684	5.51%
TOTAL	$1,714,304		$1,576,585		$1,476,169

Item 1.  BUSINESS - Continued

     Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2002, are summarized as follows:

(in thousands of dollars)
Three months or less	$63,126
Over three through six months	17,556
Over six through twelve months	19,191
Over twelve months	70,989
TOTAL	$170,862

Return on Equity and Assets

     The table below shows consolidated operating and capital ratios of S&T for each of the last three years:

	Year Ended December 31
	2002	2001	2000
Return on average assets	1.94%	2.03%	2.00%
Return on average equity	16.15%	16.19%	17.70%
Dividend payout ratio	53.39%	51.18%	49.22%
Equity to asset ratio	10.84%	12.44%	11.99%

Item 1.  BUSINESS - Continued

Short-Term Borrowings

     The following table shows the distribution of S&T's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
(in thousands of dollars)
Balance at December 31: 2002 2001 2000	$162,513 $99,837 $80,686
Weighted average interest rate at year end: 2002 2001 2000	1.22% 1.50% 5.89%
Maximum amount outstanding at any month's end: 2002 2001 2000	$319,388 $160,103 $168,244
Average amount outstanding during the year: 2002 2001 2000	$200,006 $79,766 $104,521
Weighted average interest rate during the year: 2002 2001 2000	1.55% 3.08% 5.75%

     S&T defines repurchase agreements with its retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 14 days.

PROPERTIES

     S&T operates 46 banking offices in Allegheny, Armstrong, Butler, Clarion, Clearfield, Indiana, Jefferson, Westmoreland and surrounding counties in Pennsylvania.

S&T owns land and banking offices at the following locations:

133 Philadelphia Street Armagh, PA 15920	205 East Market Street Blairsville, PA 15717	111 Resort Plaza Drive Blairsville, PA 15717	456 Main Street Brockway, PA 15824
256 Main Street Brookville, PA 15825	Route 36 & Interstate 80 Brookville, PA 15825	181 New Castle Road Butler, PA 16001	410 Main Street Clarion, PA 16214
650 Main Street Clarion, PA 16214	85 Greensburg Street Delmont, PA 15626	100 South Chestnut Street Derry, PA 15627	Coral Reef Road & Crooke DuBois, PA 15801
614 Liberty Boulevard DuBois, PA 15801	35 West Scribner Avenue DuBois, PA 15801	420 Pleasantview Drive & Armstrong Street Ford City, PA 16226	323 Ford Street Ford City, PA 16226
701 East Pittsburgh Street Greensburg, PA 15601	34 North Main Street Homer City, PA 15748	2175 Route 286 South Indiana, PA 15701	800 Philadelphia Street Indiana, PA 15701
501 Philadelphia Street Indiana, PA 15701	Route 119 & Lucerne Road Lucernemines, PA 15754	4385 Old Wm. Penn Hwy Monroeville, PA 15146	4251 Old Wm. Penn Hwy Murrysville, PA 15668
628 Broad Street New Bethlehem, PA 16242	12262 Frankstown Road Pittsburgh, PA 15235	301 Unity Center Road Pittsburgh, PA 15239	7660 Saltsburg Road Pittsburgh, PA 15239
539 West Mahoning St Punxsutawney, PA 15767	232 Hampton Avenue Punxsutawney, PA 15767	418 Main Street Reynoldsville, PA 15851	602 Salt Street Saltsburg, PA 15681
109 Grant Avenue Vandergrift, PA 15690	2190 Hulton Road Verona, PA 15147	100 South Fourth Street Youngwood, PA 15697

Land is leased where S&T owns the banking offices and remote ATM buildings at the following locations:

8th & Merle Street Clarion, PA 16214	Gemmel Student Center Clarion, PA 16214	730 East Pittsburgh Street Greensburg, PA 15601	435 South Seventh Street Indiana, PA 15701
1107 Wayne Avenue Indiana, PA 15701	1176 Grant Street Indiana, PA 15701	523 Franklin Avenue Vandergrift, PA 15690

S&T leases land and banking offices at the following locations:

Main Street Mall DuBois, PA 15801	Shaffer Road DuBois, PA 15801	Route 30 Westmoreland Mall Greensburg, PA 15601	324 North Fourth Street Indiana, PA 15701
2850 Route 286 South and Hospital Road Indiana, PA 15701	2550 Route 286 South Indiana, PA 15701	Route 268 Hilltop Plaza Kittanning, PA 16201	820 South Aiken Avenue Shadyside Village Pittsburgh, PA 15232
2388 Route 286 Pittsburgh, PA 15239

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

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Stock Prices and Dividend Information on page 59 and Dividend and Loan Restrictions on page 51 of the Annual Report for the year ended December 31, 2002, are incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

     Selected Financial Data on page 59 and 60 of the Annual Report for the year ended December 31, 2002, is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on page 21 through 34 of the Annual Report for the year ended December 31, 2002, is incorporated herein by reference.

Item 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and Qualitative Disclosures about Market Risk on pages 30 and 31 of the Annual Report and pages 9 through 11 of this form 10-K for the year ended December 31, 2002, are incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, Report of Independent Auditors and Quarterly Selected Financial Data on pages 35 through 58 and page 60 of the Annual Report for the year ended December 31, 2002, are incorporated herein by reference.

Item 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Election of Directors on pages 4 and 5 of the proxy statement of the April 21, 2003, annual meeting of shareholders, is incorporated herein by reference.

Executive Officers
Name	For the Corporation	Officer Since	Number of Shares Beneficially Owned (1)	Age
James C. Miller	President, Chief Executive Officer and Director	1983	250,553	57
Robert E. Rout	Executive Vice President, Chief Financial Officer and Secretary	1993	92,182	50
Edward C. Hauck	Executive Vice President	1991	81,826	50
Thomas E. Kiral	Executive Vice President	2002	18,729	42
David L. Krieger	Executive Vice President	1984	51,594	59
J. Jeffrey Smead	Executive Vice President	1992	95,801	51
Gregor T. Young IV	Executive Vice President	2000	38,060	47

(1)   May include shares held by spouse, other family members, as trustee or through a corporation, restricted stock awards and nonstatutory stock options vesting within 60 days of the date of this 10-K Report. The reporting person may disclaim beneficial ownership of such shares.

Item 11.  EXECUTIVE COMPENSATION

     Remuneration of Executive Officers on pages 10 and 11 of the proxy statement for the April 21, 2003, annual meeting of shareholders, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Principal Beneficial Owners of Common Stock on pages 2 and 3 of the proxy statement for the April 21, 2003, annual meeting of shareholders, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Management and Others on pages 13 and 14 of the proxy statement for April 21, 2003, annual meeting with shareholders, is incorporated herein by reference.

Item 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report an evaluation was performed under the supervision and with the participation of S&T's management, including the CEO and CFO, of the effectiveness of the design and operation of S&T's disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based on that evaluation, S&T's management, including the CEO and CFO, concluded that S&T's disclosure controls and procedures were effective. There have been no significant changes in S&T's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

Item 15. WEBSITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION  FILINGS

All reports filed electronically by S&T Bancorp, Inc. with the United States Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Corporation's Website at www.stbank.com. These filings are also accessible on the SEC's Website at www.sec.gov.

Item 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Independent Public Accountants, Fees and Services on page 18 of the proxy statement for the April 21, 2003, annual meeting of shareholders, is incorporated herein by reference.

PART IV

Item 17.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

	(a)	List of financial statements and financial statement schedules
(1)

   The following Consolidated Financial Statements and Report of Independent Auditors of S&T Bancorp, Inc. and subsidiaries included in the annual report of the registrant to its shareholders for the year ended December 31, 2002, are incorporated by reference in Part II, Item 8:

			Page Reference
		Report of Ernst & Young LLP, Independent Auditors	58
		Consolidated Balance Sheets December 31, 2002 and 2001	35
		Consolidated Statements of Income Year ended December 31, 2002, 2001 and 2000	36
		Consolidated Statements of Changes in Shareholders' Equity Year ended December 31, 2002, 2001 and 2000	37
		Consolidated Statements of Cash Flows Year ended December 31, 2002, 2001 and 2000	38

Page 22 Item 17. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - continued
		Notes to Consolidated Financial Statements December 31, 2002	39-57
		Quarterly Selected Financial Data	60
(2)		Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.
(3)		Listing of Exhibits - See Item 14(c) below
	(b)	Reports on Form 8-K

Form 8-K dated January 21, 2003

S&T Bancorp, Inc. today announced record earnings for the fourth quarter and the year ending December 31, 2002. Diluted earnings per share increased 9 percent in the fourth quarter to $0.48 per share from $0.44 per share in 2001. Net income also increased 9 percent to $12.9 million from $11.9 million in the year ago period. For the year ending December 31, 2002, diluted earnings per share increased 3 percent to $1.81 from $1.75 in 2001. Net income increased 3 percent to $48.6 million from $47.3 million in 2001.

Form 8-K dated October 22, 2002

S&T Bancorp, Inc. today announced record earnings for the quarter and year-to-date 2002. Diluted earnings per share increased 5 percent to $0.46 from $0.44 in the third quarter of 2001. Net income also increased 5 percent to $12.4 million from $11.9 million in the third quarter of 2001. For the nine months ending September 30, 2002, net income totaled $35.7 million and diluted earnings per share were $1.33, compared to $35.4 million of net income and $1.31 diluted earnings per share for the nine months ending September 30, 2001.

Form 8-K dated September 9, 2002

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

Form 8-K dated August 2, 2002

S&T Bancorp, Inc., the holding company for S&T Bank, announced today that it has acquired Evergreen Insurance Associates, Inc., a multi-line insurance agency. Evergreen will retain its business name and has offices located in Ebensburg and Greensburg, PA.

		Page 23

Item 17. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - continued

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

Form 8-K dated March 20, 2002

S&T Bancorp, Inc., the holding company for S&T Bank, and Peoples Financial Corp. Inc., the holding company for PFC Bank, announced jointly today that they have entered into a definitive agreement under which S&T Bancorp and S&T Bank would acquire Peoples Financial Corporation and PFC Bank, respectively. Under the terms of the agreement, the shareholders of Peoples Financial Corporation will receive $52.50 in cash for each share of Peoples Financial for an aggregate transaction value of $87.4 million.

Form 8-K dated January 22, 2002

S&T Bancorp, Inc. announces earnings for the fourth quarter and the year ending December 31, 2001. Diluted earning per share increased 2 percent in the fourth quarter to $0.44 per share from $0.43 per share in 2000. Net income also increased 2 percent to $11.9 million from $11.6 million in the year ago period. For the year ending December 31, 2001, diluted earnings per share, inclusive of a one-time extraordinary charge of $0.07 per share, increased 5 percent to $1.75 from $1.66 in 2000. Net income increased 5 percent to $47.3 million ($49.2 million before the one-time extraordinary charge) from $45.0 million in 2000.

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
(3.3)

Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective May 8, 1989, incorporated herein by reference. Filed as exhibit 3.3 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998.

(3.4)

Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective July 21, 1995, incorporated herein by reference. Filed as exhibit 3.4 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998.

(3.5)

Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective June 18, 1998, incorporated herein by reference. Filed as exhibit 3.5 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998.

(3.6)		By-laws of S&T Bancorp, Inc., as amended, December 16, 2002, filed herewith.
Page 24 Item 17. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K continued
(10.1)

S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 33-48549) dated March 24, 1998, incorporated herein by reference.

Management contract or compensatory plan.

(13)		Annual Report for the year ended December 31, 2002, pages 21-60, filed herewith.

(21)		Subsidiaries of the Registrant, filed herewith.
(23.1)		Consent of Ernst & Young LLP, Independent Auditors, filed herewith.
(99.1)		Certification of the Chief Executive Officer.
(99.2)		Certification of the Chief Financial Officer.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
/s/ James C. Miller James C. Miller, President and Chief Executive Officer (Principal Executive Officer)	03/17/03 Date
/s/ Robert E. Rout Robert E. Rout, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	03/17/03 Date

SIGNATURES - continued

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Thomas A. Brice, Director	03/17/03 Date	/s/ Frank W. Jones Frank W. Jones, Director	03/17/03 Date
/s/ James L. Carino James L. Carino, Director	03/17/03 Date	/s/ Joseph A. Kirk Joseph A. Kirk, Director	03/17/03 Date
John J. Delaney, Director	03/17/03 Date	/s/ Samuel Levy Samuel Levy, Director	03/17/03 Date
/s/ Michael J. Donnelly Michael J. Donnelly, Director	03/17/03 Date	/s/ James C. Miller James C. Miller, President, Chief Executive Officer and Director	03/17/03 Date
/s/ Robert D. Duggan Robert D. Duggan, Chairman	03/17/03 Date	/s/ Alan Papernick Alan Papernick, Director	03/17/03 Date
/s/ William J. Gatti William J. Gatti, Director	03/17/03 Date	/s/ Myles D. Sampson Myles D. Sampson, Director	03/17/03 Date
/s/ Ruth M. Grant Ruth M. Grant, Director	03/17/03 Date	/s/ Charles A. Spadafora Charles A. Spadafora, Director	03/17/03 Date
/s/ Jeffrey D. Grube Jeffrey D. Grube, Director	03/17/03 Date	/s/ Christine J. Toretti Christine J. Toretti, Director	03/17/03 Date
Page 27

Certifications of the Chief Executive Officer
I, James C. Miller as Chief Executive Officer, certify that:
1.	I have reviewed this annual report on Form 10-K of S&T Bancorp, Inc;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, or for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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

Date:	March 17, 2003
/s/ James C. Miller James C. Miller, Chief Executive Officer

Certifications of the Chief Financial Officer
I, Robert E. Rout as Chief Financial Officer, certify that:
1.	I have reviewed this annual report on Form 10-K of S&T Bancorp, Inc;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, or for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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

Date:	March 17, 2003
/s/ Robert E. Rout Robert E. Rout, Chief Financial Officer