Form 10-Q
period 2003-03-31
S&T BANCORP INC
filed 2003-05-09
CIK 719220

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To
Commission file number	0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	25-1434426
(State or other jurisdiction of incorporation or organization)	(I.R.S. EMPLOYER Identification No.)
43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(zip code)
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $2.50 Par Value - 26,327,213 shares as of April 11, 2003

INDEX S&T BANCORP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements
	Condensed consolidated balance sheets - March 31, 2003 and December 31, 2002	3
	Condensed consolidated statements of income - three months ended March 31, 2003 and 2002	4
	Condensed consolidated statements of cash flows - three months ended March 31, 2003 and 2002	5
	Notes to condensed consolidated financial statements	6-10
Item 2. Item 3. Item 4.	Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures about Market Risk Disclosures and Procedures	11-16 17 17
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	17
	SIGNATURES	18

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2003	December 31, 2002
	(000's omitted except per share data)
ASSETS
Cash and due from banks	$58,407	$50,258
Securities:
Available for sale	640,855	640,783
Held to maturity (market value $350 in 2003 and $384 in 2002)	350	381
Total Securities	641,205	641,164
Loans, net of allowance for loan losses of $29,837 in 2003 and $30,138 in 2002	1,994,390	1,968,755
Premises and equipment	23,014	23,232
Goodwill	48,416	48,436
Other intangibles	5,838	5,891
Other assets	84,388	86,131
TOTAL ASSETS	$2,855,658	$2,823,867
LIABILITIES
Deposits:
Noninterest-bearing	$344,010	$330,160
Interest-bearing	1,603,239	1,595,959
Total Deposits	1,947,249	1,926,119
Securities sold under repurchase agreements	163,580	162,513
Long-term borrowings	242,191	211,656
Federal funds purchased	139,100	156,875
Other liabilities	59,226	60,590
TOTAL LIABILITIES	2,551,346	2,517,753
SHAREHOLDERS' EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value)
Authorized - 50,000,000 shares in 2003 and 2002
Issued - 29,714,038 shares in 2003 and 2002	74,285	74,285
Additional paid-in capital	21,689	21,673
Retained earnings	252,849	246,920
Accumulated other comprehensive income	25,399	26,499
Treasury stock (3,391,025 shares at March 31, 2003 and 3,129,429 at December 31, 2002)	(69,910)	(63,263)
TOTAL SHAREHOLDERS' EQUITY	304,312	306,114
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,855,658	$2,823,867

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	For three months ended March 31,
	2003	2002
INTEREST INCOME	(000's omitted except per share data)
Loans, including fees	$31,860	$28,886
Federal funds sold	1	-
Investment securities:
Taxable	5,986	6,198
Tax-exempt	301	202
Dividends	1,170	965
Total Interest Income	39,318	36,251
INTEREST EXPENSE
Deposits	8,665	10,135
Securities sold under repurchase agreements	525	354
Federal funds purchased	542	171
Long-term borrowings	3,192	3,813
Total Interest Expense	12,924	14,473
NET INTEREST INCOME	26,394	21,778
Provision for loan losses	2,400	1,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,994	20,778
NONINTEREST INCOME
Security gains, net	1,005	1,752
Wealth Management	1,295	1,248
Service charges on deposit accounts	2,192	1,772
Letter of credit fees	477	391
Other	2,744	2,117
Total Noninterest Income	7,713	7,280
NONINTEREST EXPENSE
Salaries and employee benefits	7,581	6,994
Occupancy, net	1,041	847
Furniture and equipment	796	785
Other taxes	600	459
Data processing	822	697
Amortization of intangibles	87	112
FDIC assessment	81	71
Other	3,174	2,513
Total Noninterest Expense	14,182	12,478
INCOME BEFORE TAXES	17,525	15,580
Applicable income taxes	4,987	4,107
NET INCOME	$12,538	$11,473

Earnings per common share:
Net income	$0.47	$0.43
Earnings per common share assuming dilution:
Net income	$0.47	$0.43
Dividends	$0.25	$0.24

Average Common Shares Outstanding - Basic	26,515	26,545
Average Common Shares Outstanding - Diluted	26,722	26,743

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31
	2003	2002
	(000's omitted)
Operating Activities
Net Income	$12,538	$11,473
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,400	1,000
Provision for depreciation and amortization	634	621
Net amortization of investment security premiums	771	447
Security gains, net	(1,005)	(1,752)
Deferred income taxes	(1,754)	(489)
Mortgage loans originated for sale	(17,528)	(28,622)
Proceeds from the sale of loans	17,852	28,538
Decrease in interest receivable	994	1,968
Decrease in interest payable	(183)	(621)
Decrease (increase) in other assets	2,191	(1,422)
Decrease in other liabilities	(119)	(66)
Net Cash Provided by Operating Activities	16,791	11,075
Investing Activities
Net increase of interest-earning deposits with banks	(105)	-
Proceeds from maturities of investment securities	31	329
Proceeds from maturities of securities available for sale	59,896	11,668
Proceeds from sales of securities available for sale	27,955	1,183
Purchases of securities available for sale	(89,314)	(63,381)
Net (increase) decrease in loans	(28,359)	25,020
Purchases of premises and equipment	(416)	(477)
Net Cash (Used) in Investing Activities	(30,312)	(25,658)
Financing Activities
Net increase in demand, NOW, MMI, and savings deposits	27,146	7,799
Net decrease in certificates of deposit	(6,015)	(16,807)
Net increase in repurchase agreements	1,067	12,074
Net (decrease) increase in federal funds purchased	(17,775)	4,080
Proceeds from long-term borrowings	30,535	-
Net acquisition of treasury stock	(6,638)	(4,051)
Tax benefit from nonstatutory stock options exercised	7	890
Cash dividends paid to shareholders	(6,657)	(5,865)
Net Cash Provided (Used) by Financing Activities	21,670	(1,880)
Increase (decrease) in Cash and Cash Equivalents	8,149	(16,463)
Cash and Cash Equivalents at Beginning of Period	50,258	52,783
Cash and Cash Equivalents at End of Period	$58,407	$36,320

See Notes to Condensed Consolidated Financial Statements Page 5

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2002.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in computing diluted earnings per share. Average shares outstanding for computing basic earnings per share were 26,514,923 and 26,545,187 for the three-month periods ending March 31, 2003 and 2002, respectively. Average shares outstanding for computing dilutive earnings per share were 26,722,098 and 26,742,806 for the three-month periods ending March 31, 2003 and 2002, respectively. In computing dilutive earnings per share, average shares outstanding have been increased by the common stock equivalents relating to S&T's available stock options.

Components of comprehensive income for S&T include net income and unrealized gains or losses on S&T's available-for-sale securities. During the three months ended March 31, 2003 and 2002, total comprehensive income amounted to $11,438,000 and $8,778,000, respectively.

NOTE B - STOCK-BASED COMPENSATION

S&T accounts for stock options using the intrinsic value method. The following proforma information regarding net income and earnings per share assumes stock options granted subsequent to December 31, 1994 had been accounted for under the fair value method and the estimated fair value of the options is amortized to expense over the vesting period. Compensation expense, net of related tax, of $155,000 and $705,000 at March 31, 2003 and March 31, 2002, respectively, is included in the proforma net income as reported below.
	2003	2002
(dollars in thousands, except per share data)
Proforma net income	$12,383	$10,768
Proforma earnings per share - Basic	$0.47	$0.41
Proforma earnings per share - Diluted	$0.46	$0.40

The fair value was estimated at the grant dates using a Black-Scholes option pricing model with the following weighted-average assumptions for March 31, 2003 and March 31, 2002, respectively: risk-free interest rates of 3.03% and 4.39%; a dividend yield of 3.6% and 4.0%; volatility factors of the expected market price of S&T's common stock of .275 and .283; and a weighted-average expected life of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because S&T's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, Financial Accounting Standards Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, was issued, including indirect guarantees of indebtedness of others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in special purpose entity and guarantees of a company's own future performance. Significant guarantees that have been entered into by S&T are disclosed in Note G. S&T has determined that the adoption of FIN 45 did not have a material impact on results of operations, financial position or liquidity.

Statement of Financial Accounting Standards Statement No. 148, Accounting for Stock Based Compensation amends Financial Accounting Standards Statement No. 123 to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and APB 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. While Statement No. 148 does not amend Statement No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of Opinion 25. S&T adopted the disclosure provisions of Statement No. 148 as of December 31, 2002.

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - GOODWILL AND OTHER INTANGIBLES

S&T's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposit intangibles). Goodwill resulting from the Peoples and Evergreen acquisitions were accounted for in accordance with Statement No. 142 and will be periodically reviewed for impairment as required. The remaining goodwill and other intangibles are comprised of the 1998 purchase of a branch office in Clarion, Pennsylvania and other mortgage servicing assets.
NOTE E - SECURITIES The amortized cost and estimated market value of securities are as follows:
March 31, 2003	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$313,608	$12,365	$(184)	$325,789
Mortgage-backed securities	12,632	524	-	13,156
Collateralized mortgage obligations	129,924	2,327	-	132,251
U.S. treasury securities	5,314	737	-	6,051
Obligations of state and political subdivisions	45,273	914	(6)	46,181
Corporate securities	27,777	1,787	-	29,564
Debt securities available for sale	534,528	18,654	(190)	552,992
Marketable equity securities	42,142	22,151	(1,388)	62,905
Other securities	24,958	-	-	24,958
Total	$601,628	$40,805	$(1,578)	$640,855

March 31, 2003	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$350	-	-	$350
Total	$350	-	-	$350

S&T BANCORP INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE E - SECURITIES Continued
December 31, 2002	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$274,613	$12,126	$-	$286,739
Collateralized mortgage obligations	153,538	3,246	-	156,784
Mortgage-backed securities	15,217	611	-	15,828
U.S. treasury securities	5,343	787	-	6,130
Obligations of state and political subdivisions	30,418	596	(10)	31,004
Corporate securities	41,818	1,866	-	43,684
Debt securities available for sale	520,947	19,232	(10)	540,169
Marketable equity securities	50,190	22,939	(1,310)	71,819
Other securities	28,795	-	-	28,795
Total	$599,932	$42,171	$(1,320)	$640,783

December 31, 2002	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$381	$3	-	$384
Total	$381	$3	-	$384

During the period ended March 31, 2003, S&T realized net gains of $1.0 million from its available for sale securities portfolio. S&T may receive an exchange of shares relative to mergers; gains and losses are recognized on shares held of acquired institutions in accordance with Emerging Issues Task Force #91-5, Nonmonetary Exchange of Cost-Method Investments (EITF 91-5). There were no EITF 91-5 gains or losses realized during the period ending March 31, 2003.
The amortized cost and estimated market value of debt securities at March 31, 2003, by contractual maturity, are shown below.
Available for Sale	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$52,782	$53,960
Due after one year through five years	200,298	211,975
Due after five years through ten years	167,210	170,644
Due after ten years	114,238	116,413
Total	$534,528	$552,992

Held to Maturity	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$85	$85
Due after one year through five years	265	265
Total	$350	$350

At March 31, 2003 and December 31, 2002 investment securities with a principal amount of $396,428,000 and $359,485,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

S&T BANCORP INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE F - LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio was as follows:
	March 31, 2003	December 31, 2002
	(000's omitted)
Real estate - construction	$190,632	$191,927
Real estate - mortgages:
Residential	521,971	541,102
Commercial	704,802	692,948
Commercial and industrial	517,740	476,190
Consumer installment	89,082	96,726
Gross Loans	$2,024,227	$1,998,893
Allowance for loan losses	(29,837)	(30,138)
Total Loans	$1,994,390	$1,968,755
Changes in the allowance for loan losses for the three months ended March 31 were as follows:
	2003	2002
	(000's omitted)
Balance at beginning of period	$30,138	$26,926
Charge-offs	(2,984)	(425)
Recoveries	283	352
Net charge-offs	(2,701)	(73)
Provision for loan losses	2,400	1,000
Balance at end of period	$29,837	$27,853

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2003 and December 31, 2002 and for the three and twelve month periods, respectively.
	March 31, 2003	December 31, 2002
	(000's omitted)
Recorded investment in loans considered to be impaired	$3,116	$1,127
Loans considered to be impaired that were on a nonaccrual basis	2,509	515
Allowance for loan losses related to loans considered to be impaired	-	-
Average recorded investment in impaired loans	2,122	5,451
Total interest income per contractual terms on impaired loans	112	290
Interest income on impaired loans recognized on a cash basis	75	280

NOTE G - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $429,152,000, unfunded other loan commitments totaled $107,875,000 and obligations under standby letters of credit totaled $208,412,000 at March 31, 2003.

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

Financial Condition

Total assets averaged $2.8 billion in the first three months of 2003 and $2.5 billion for the 2002 full year average. Average loans increased $249.6 million and average securities and federal funds increased $28.4 million in the first three months of 2003 compared to the 2002 full year average. Average deposits increased $202.5 million and average borrowings increased $103.1 million.

Lending Activity

Average loans increased $249.6 million to $2.0 billion for the three months ended March 31, 2003 from the 2002 full year average. Included in the average increase is $237.4 million of primarily 1-4 family loans acquired in the Peoples Financial Corporation (Peoples) acquisition which was finalized in the third quarter of 2002. Changes in the composition of the average loan portfolio during 2003 included increases of $57.5 million of commercial loans, $101.0 million of commercial real estate loans, $82.5 million of residential mortgages and $8.6 million of installment loans.

Real estate construction and commercial loans, including mortgage and industrial, currently comprise 69% of the loan portfolio. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by limiting concentrations and a rigorous underwriting review by loan administration.

Residential mortgage loans currently comprise 26% of the loan portfolio. Residential mortgage lending continued to be a strategic focus for the first quarter of 2003 through our centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its past conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At March 31, 2003 the residential mortgage portfolio had a 10% composition of adjustable rate mortgages.

S&T periodically will identify at origination and subsequently sell longer-term, lower-yielding 1-4 family mortgages. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first three months of 2003, S&T sold $17.9 million of 1-4 family mortgages to Fannie Mae. S&T will continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Consumer installment loans currently comprise 5% of the loan portfolio. Direct auto loans increased $7.0 million during the three months ending March 31, 2003 as compared to the 2002 full year average due to loans acquired in the Peoples acquisition.

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

The loan to value policy guideline is 80% for residential first lien mortgages. Higher loan to value loans can be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes incurred with home equity loans, but normally only to the extent that the combined credit exposure for both first and second liens do not exceed 100% of loan to value.

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

Security Activity

Average securities increased by $28.6 million in the first three months of 2003 compared to the 2002 full year average. The average increase was comprised of $74.7 million in U.S. government agency securities, $17.6 million of states and political subdivisions and $6.9 million of Federal Home Loan Bank (FHLB) stock. Offsetting these increases were average decreases of $1.2 million in U.S. treasury securities, $35.1 million of mortgage-backed securities, $22.2 million of corporate equity securities and $12.1 of corporate debt securities.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks to take advantage of the dividends received deduction for corporations. At March 31, 2003, the equity portfolio had net unrealized gains of $20.8 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to change in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate securities and marketable equity securities as available for sale. Two municipal securities are classified as held to maturity. At March 31, 2003, unrealized gains, net of unrealized losses, for securities classified as available for sale were $39.2 million.

Allowance for Loan Losses

The balance in the allowance for loan losses was $29.8 million or 1.47% of total loans at March 31, 2003 as compared to $30.1 million or 1.51% of total loans at December 31, 2002. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss inherent on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

An analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the high and low historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Economic factors consider the level of S&T's historical charge-offs that have occurred within the credits' economic life cycle.

Significant to this analysis is the shift in the loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to our continuing growth, many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current economic factors and trends in risk ratings are considered in the determination of the allowance for loan losses. S&T's risk rating analysis of the portfolio indicates that the inherent risk has remained relatively stable.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Net loan charge-offs totaled $2.7 million in the first three months of 2003 compared to $0.1 million in the first three months of 2002. Included in net loan charge-offs is $2.0 million incurred during the first quarter of 2003 for a single commercial loan, which was considered in the determination of the allowance for loan losses in previous quarters. The remaining balance of that partially charged-off commercial loan is $2.0 million and is included and classified as nonperforming. Management believes that future business cash flows and/or collateral liquidation will be sufficient to satisfy the outstanding balance. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at March 31, 2003, was $10.8 million or 0.53% of total loans. This compares to nonperforming loans of $5.8 million or 0.29% of total loans at December 31, 2002.

Asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb inherent loan losses.

Deposits

Average total deposits increased by $202.5 million, or 11.8% during the three months ended March 31, 2003 as compared to the 2002 full year average. Included in the average increase is $293.0 million of deposits acquired in the Peoples acquisition. Changes in the average deposit mix included a $78.5 million increase in money market and NOW accounts, a $29.0 million increase in savings accounts, a $56.9 million increase in time deposits and a $38.1 million increase in demand accounts. Some of these changes can be partially explained by customers shifting funds into demand, savings and money market accounts in anticipation of higher interest rates in the future as well as the deposits acquired from the Peoples acquisition.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Special rate deposits of $100,000 and over were 9% of total deposits at March 31, 2003 and December 31, 2002, and primarily represent deposit relationships with local customers in our market area. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary.

Borrowings

Average borrowings increased $103.1 million for the first three months ended March 31, 2003 compared to the 2002 full year average and were comprised of retail repurchase agreements (REPOs), wholesale REPOs, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOs decreased approximately $5.2 million for the first three months of 2003 compared to the full year 2002 average of $62.5 million. S&T views retail REPOs as a relatively stable source of funds since most of these accounts are with local, long-term customers. Average wholesale REPOs and federal funds increased by $126.1 million for the first three months of 2003 compared to the full year 2002 average of $137.5 million. The strategy to increase short-term borrowings was implemented in order to take advantage of low funding costs and to mitigate asset sensitivity in the balance sheet composition.

Average long-term borrowings have decreased by $17.8 million in the first three months of 2003 as compared to the full year 2002 average. At March 31, 2003, S&T had long-term borrowings outstanding of $218.4 million at a fixed rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advantage of lower cost funds through the FHLB's Community Investment Program and to help fund the S&T stock repurchase program.

Capital Resources

Shareholders' equity decreased $1.8 million at March 31, 2003, compared to December 31, 2002. Net income was $12.5 million and dividends paid to shareholders were $6.7 million for the three months ended March 31, 2003. Also affecting capital is a decrease of $1.1 million in unrealized gains on securities available for sale and stock buybacks of 266,504 shares during the quarter acquired at an average cost of $25.76 per share. Authorization for repurchasing up to 1,000,000 shares remains in effect for 2003.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

S&T paid 53% of net income in dividends, equating to an annual dividend rate of $1.00 per share during the first three months of 2003. The book value of S&T's common stock increased from $11.51 at December 31, 2002 to $11.56 at March 31, 2003. The market price of S&T's common stock was $25.57 per share at March 31, 2003, compared to $25.05 per share at December 31, 2002.

S&T continues to maintain a strong capital position with a leverage ratio of 8.1% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 9.9% and 11.6% respectively, at March 31, 2003. These ratios place S&T above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS
Three months ended March 31, 2003 compared to
Three months ended March 31, 2002

Net Income

Net income increased to $12.5 million or $0.47 per diluted earnings per share in the first three months of 2003 from $11.5 million or $0.43 per diluted earnings per share for the same period of 2002. The increase during the first three months of 2003 was primarily the result of increases in net interest income and noninterest income, offset by increased operating expenses, lower equity security gains and higher provision expense.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $4.9 million or 22% in the first three months of 2003 compared to the same period of 2002. The net yield on interest-earning assets was 4.20% in the first three months of 2003 as compared to the 4.12% in the same period of 2002. The significant factor for this increase in net interest income was an increase of $415.1 million of average earning assets, primarily from the Peoples acquisition. The Peoples acquisition added approximately $60.0 million of investment securities, $237.4 million of loans and $293.0 million of deposits at the time of merger in September of 2002.

In the first three months of 2003, average loans increased $249.6 million, average securities increased $28.6 million and average federal funds sold decreased $0.2 million. The yields on average securities decreased by 75 basis points during the period and the yield on average loans decreased by 47 basis points.

In the first three months of 2003, balances of average interest-bearing deposits increased by $164.4 million. The cost of deposits totaled 2.20%, a decrease of 50 basis points from 2002 due to reduced rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 84 basis points to 3.20%.

Positively affecting net interest income was a $10.7 million increase to average net free funds. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over nonearning assets. During the first quarter of 2003 dividend income included the impact of special dividends.

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

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Provision for Loan Losses

The provision for loan losses was $2.4 million for the first three months of 2003 and $1.0 million for the same period of 2002. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on inherent losses in the loan portfolio. Also affecting the amount of provision expense is loan growth, portfolio composition and trends within risk ratings.

Credit quality indicators are important factors in determining the amount of provision expense. Nonperforming loans to total loans was 0.53% at March 31, 2003 compared to 0.47% at March 31, 2002 and 0.29% at December 31, 2002. Also affecting the amount of expense is the amount and types of loan growth and portfolio composition. Most of the non-merger related loan growth in 2003 and 2002 is attributable to larger-sized commercial loans, which are inherently higher risk.

Noninterest Income

Noninterest income increased $1.2 million or 21.4% in the first three months of 2003 as compared to the same period of 2002. Increases included $0.4 million in service charges and fees, $0.1 million in wealth management income and $0.7 million in other income. Security gains decreased $0.7 million in the first three months of 2003 as compared to the same period of 2002.

The $0.4 million increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed and to manage closely the collection of these fees. Also positively affecting this quarter's service charges on deposit accounts is the addition of more deposit customers from the Peoples acquisition. The $0.6 million increase in other income was related to higher volume levels for insurance and mortgage banking activities. These areas were the focus of several strategic initiatives and product enhancements, including the acquisition of Evergreen Insurance, that were implemented in order to expand this source of revenue.

S&T recognized $1.0 million of gains on available for sale equity securities in the first three months of 2003 as compared to $1.8 million in the same period of 2002. The equity security gains were taken on available for sale securities in the first three months of 2003 and 2002 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented. Unrealized gains, net of unrealized losses, in the available for sale equity portfolio totaled $20.8 million at March 31, 2003.

Noninterest Expense

Noninterest expense increased by $1.7 million or 13.7% during the three months ended March 31, 2003 as compared to March 31, 2002. Staff expense increased $0.6 million or 8.4% primarily attributable to higher medical and pension costs and higher staffing levels that reflect the personnel and infrastructure increases resulting from the Peoples and Evergreen Insurance acquisitions. Occupancy expense increased $0.2 million or 12.6% as compared to the same period of 2002. Data processing expense increased $0.1 million or 17.9% as compared to the same period in 2002. Other expense increased of $0.8 million or 25.2%. Average full-time equivalent staff was 759 at March 31, 2003 and 680 at March 31, 2002.

S&T's efficiency ratio, which measures noninterest expense as a percent of noninterest income, less security gains plus net interest income on a fully taxable equivalent basis, was 42% during the three months ended March 31, 2003 and 44% during the three months ended March 31, 2002. Tax-exempt income on a fully taxable equivalent basis using the statutory corporate income tax rate of 35% was $1.0 million at March 31, 2003.

Federal Income Taxes

Federal income tax expense increased $0.9 million at March 31, 2003 as compared to March 31, 2002. The effective tax rate for the first three months was 28% and 26% in 2003 and 2002, respectively. The effective tax rate is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income, low income housing tax credits, federal historic tax credits and the defined contribution retirement plan deduction which became effective in the first quarter of 2002.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 3.

Quantitative and qualitative disclosures about market risk are presented at December 31, 2002 in Item 7A of S&T's Annual Report on Form 10-K, filed with the SEC on March 21, 2003. Management believes that there have been no material changes in S&T's market risk since December 31, 2002

DISCLOSURES AND PROCEDURES
Item 4.

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of S&T's management, including the CEO and CFO, of the effectiveness of the design and operation of S&T's disclosure controls and procedures. Based on that evaluation, S&T's management, including the CEO and CFO, concluded that S&T's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in S&T's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II
OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
(a)	The following exhibits are filed herewith.
Exhibit 99.1 Certifications of the Chief Executive Officer and Chief Financial Officer

Exhibit 99.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxly Act of 2002 for James C. Miller, Chief Executive Officer and Robert E. Rout, Chief Financial Officer

(b)	Reports on Form 8-K

Form 8-K dated April 21, 2003

 S&T Bancorp, Inc. today announced net income of $12.5 million or $0.47 diluted earnings per share for the quarter ending March 31, 2003, representing a 9 percent increase compared to net income of $11.5 million or $0.43 diluted earnings per share for the first quarter of 2002.

Form 8-K dated January 20, 2003

 S&T Bancorp, today announced record earnings for the fourth quarter and the year ending December 31, 2002. Diluted earnings per share increased 9 percent in the fourth quarter to $0.48 per share from $0.44 per share in 2001. Net income also increased 9 percent to $12.9 million from $11.9 million in the year ago period. For the year ending December 31, 2002, diluted earnings per share, increased 3 percent to $1.81 from $1.75 in 2001. Net income increased 3 percent to $48.6 million from $47.3 million in 2001.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
S&T Bancorp, Inc.
(Registrant)
Date: May 9, 2003	/s/ Robert E. Rout
Robert E. Rout
Executive Vice President, Secretary and Chief Financial Officer