Form 10-Q
period 2003-06-30
S&T BANCORP INC
filed 2003-08-13
CIK 719220

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To
Commission file number	0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	25-1434426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(zip code)
800-325-2265
(Registrant's telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X         No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $2.50 Par Value - 26,406,319 shares as of July 18, 2003

INDEX S&T BANCORP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements
	Condensed consolidated balance sheets - June 30, 2003 and December 31, 2002	3
	Condensed consolidated statements of income - three and six months ended June 30, 2003 and 2002	4
	Condensed consolidated statements of cash flows - six months ended June 30, 2003 and 2002	5
	Notes to condensed consolidated financial statements	6-10
Item 2. Item 3. Item 4.	Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures about Market Risk Controls and Procedures	11-17 18 18
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders.	18-19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19
	SIGNATURES	20

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30, 2003	December 31, 2002
	(000's omitted, except share data)
ASSETS
Cash and due from banks	$61,439	$50,258
Securities:
Available for sale	687,997	640,783
Held to maturity (market value $322 in 2003 and $384 in 2002)	318	381
Total Securities	688,315	641,164
Loans, net of allowance for loan losses of $31,483 in 2003 and $30,138 in 2002	2,001,945	1,968,755
Premises and equipment	22,717	23,232
Goodwill	48,416	48,436
Other intangibles	4,949	5,891
Other assets	87,258	86,131
TOTAL ASSETS	$2,915,039	$2,823,867
LIABILITIES
Deposits:
Noninterest-bearing	$354,701	$330,160
Interest-bearing	1,572,334	1,595,959
Total Deposits	1,927,035	1,926,119
Securities sold under repurchase agreements	164,755	162,513
Long-term borrowings	267,195	211,656
Federal funds purchased	175,176	156,875
Other liabilities	61,536	60,590
TOTAL LIABILITIES	2,595,697	2,517,753
SHAREHOLDERS' EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value)
Authorized - 50,000,000 shares in 2003 and 2002
Issued - 29,714,038 shares in 2003 and 2002	74,285	74,285
Additional paid-in capital	21,772	21,673
Retained earnings	259,030	246,920
Accumulated other comprehensive income	32,747	26,499
Treasury stock (3,330,619 shares at June 30, 2003 and 3,129,429 at December 31, 2002)	(68,492)	(63,263)
TOTAL SHAREHOLDERS' EQUITY	319,342	306,114
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,915,039	$2,823,867

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	For three months ended June 30,		For six months ended June 30,

	2003	2002	2003	2002
INTEREST INCOME	(000's omitted, except per share data)
Loans, including fees	$32,141	$28,906	$64,000	$57,792
Deposits with banks and federal funds sold	2	2	3	2
Investment securities:
Taxable	5,648	6,613	11,635	12,811
Tax-exempt	417	188	718	390
Dividends	514	963	1,684	1,928
Total Interest Income	38,722	36,672	78,040	72,923
INTEREST EXPENSE
Deposits	8,091	9,584	16,756	19,719
Securities sold under repurchase agreements	475	354	999	708
Federal funds purchased	492	349	1,034	520
Long-term borrowings	3,322	3,860	6,515	7,673
Total Interest Expense	12,380	14,147	25,304	28,620
NET INTEREST INCOME	26,342	22,525	52,736	44,303
Provision for loan losses	1,900	1,500	4,300	2,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,442	21,025	48,436	41,803
NONINTEREST INCOME
Security gains, net	1,206	1,722	2,211	3,474
Wealth management fees	1,429	1,433	2,724	2,683
Service charges on deposit accounts	2,268	1,909	4,460	3,681
Insurance	1,017	744	2,076	1,422
Other	1,645	1,847	3,807	3,677
Total Noninterest Income	7,565	7,655	15,278	14,937
NONINTEREST EXPENSE
Salaries and employee benefits	7,649	6,299	15,230	13,293
Occupancy, net	966	851	2,007	1,698
Furniture and equipment	788	619	1,584	1,404
Other taxes	610	390	1,211	849
Data processing	811	695	1,633	1,392
Other	3,164	3,129	6,505	5,826
Total Noninterest Expense	13,988	11,983	28,170	24,462
INCOME BEFORE INCOME TAXES	18,019	16,697	35,544	32,278
Income taxes	5,243	4,871	10,230	8,978
NET INCOME	$12,776	$11,826	$25,314	$23,300
PER COMMON SHARE
Net Income - Basic	$0.48	$0.44	$0.95	$0.88
Net Income - Diluted	0.48	0.44	0.95	0.87
Dividends	0.25	0.24	0.50	0.48
Average Common Shares Outstanding - Basic	26,357	26,592	26,435	26,569
Average Common Shares Outstanding - Diluted	26,614	26,826	26,668	26,785

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2003	2002
	(000's omitted)
Operating Activities
Net Income	$25,314	$23,300
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,300	2,500
Provision for depreciation and amortization	1,266	1,231
Net amortization of investment security premiums	1,635	851
Net accretion of loan discounts	-	(179)
Security gains, net	(2,211)	(3,474)
Deferred income taxes	(2,520)	(853)
Mortgage loans originated for sale	(33,331)	(47,718)
Proceeds from the sale of loans	34,198	47,884
Increase in interest receivable	(116)	(221)
Decrease in interest payable	(428)	(642)
Decrease (increase) in other assets	2,172	(1,547)
Decrease in other liabilities	(1,528)	(2,720)
Net Cash Provided by Operating Activities	28,751	18,412
Investing Activities
Net decrease (increase) of interest-earning deposits with banks	10	(2)
Proceeds from maturities of investment securities	63	1,519
Proceeds from maturities of securities available for sale	92,780	32,911
Proceeds from sales of securities available for sale	28,751	20,324
Purchases of securities available for sale	(158,679)	(87,266)
Net increase in loans	(38,357)	(47,944)
Purchases of premises and equipment	(751)	(755)
Net Cash Used in Investing Activities	(76,183)	(81,213)
Financing Activities
Net increase in demand, NOW, MMI, and savings deposits	42,372	30,412
Net decrease in certificates of deposit	(41,456)	(5,462)
Net increase (decrease) in repurchase agreements	2,242	(1,010)
Net increase in federal funds purchased	18,300	38,180
Proceeds from long-term borrowings	55,539	5,000
Net acquisition of treasury stock	(5,345)	(1,324)
Tax benefit from nonstatutory stock options exercised	215	524
Cash dividends paid to shareholders	(13,254)	(12,765)
Net Cash Provided by Financing Activities	58,613	53,555
Increase (decrease) in Cash and Cash Equivalents	11,181	(9,246)
Cash and Cash Equivalents at Beginning of Period	50,258	52,783
Cash and Cash Equivalents at End of Period	$61,439	$43,537

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2002.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in computing diluted earnings per share. Average shares outstanding for computing basic earnings per share were 26,435,417 and 26,568,538 for the six-month periods ending June 30, 2003 and 2002, respectively. Average shares outstanding for computing dilutive earnings per share were 26,667,535 and 26,784,664 for the six-month periods ending June 30, 2003 and 2002, respectively. In computing dilutive earnings per share, average shares outstanding have been increased by the common stock equivalents relating to S&T's available stock options.

Components of comprehensive income for S&T include net income and unrealized gains or losses on S&T's available-for-sale securities. During the six months ended June 30, 2003 and 2002, total comprehensive income amounted to $31,562,000 and $19,917,000, respectively.

NOTE B - STOCK-BASED COMPENSATION

S&T accounts for stock options using the intrinsic value method. The following proforma information regarding net income and earnings per share assumes stock options granted subsequent to December 31, 1994 had been accounted for under the fair value method and the estimated fair value of the options was amortized to expense over the vesting period. Compensation expense, net of related tax, of $155,000 and $595,000 for the three months and $311,000 and $1,300,000 for the six months ending June 30, 2003 and June 30, 2002, respectively, is included in the proforma net income as reported below.

	Three months ended		Six months ended
	2003	2002	2003	2002
(000's omitted, except per share data)
Proforma net income	$12,620	$11,231	$25,003	$22,000
Proforma earnings per share - Basic	$0.48	$0.42	$0.95	$0.83
Proforma earnings per share - Diluted	$0.47	$0.42	$0.94	$0.82

The fair value was estimated at the grant dates using a Black-Scholes option pricing model with the following weighted-average assumptions for June 30, 2003 and June 30, 2002, respectively: risk-free interest rates of 3.03% and 4.39%; a dividend yield of 3.6% and 4.0%; volatility factors of the expected market price of S&T's common stock of .275 and .283; and a weighted-average expected life of five years.

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

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, Financial Accounting Standards Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect guarantees of indebtedness of others, was issued. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in special purpose entity and guarantees of a company's own future performance. Guarantees that have been entered into by S&T are disclosed in Note G. S&T has determined that the adoption of FIN 45 did not have a material impact on results of operations, financial position or liquidity.

In January 2003, Financial Accounting Standards Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIEs), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities was issued. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003, and for preexisting VIEs in the first interim reporting period after June 15, 2003. With respect to other interests, in entities subject to FIN 46, including low income housing investments, the adoption of FIN 46 will not have a material impact on S&T's financial position or results of operations.

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

Statement of Financial Accounting Standards Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. Statement No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement No. 149 is not anticipated to materially affect S&T's financial position or results of operations.

Statement of Financial Accounting Standards Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of Statement No. 150 is not anticipated to materially impact S&T's financial position or results of operations.

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - GOODWILL AND OTHER INTANGIBLES

S&T's balance sheet shows both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposit intangibles). Goodwill resulting from the acquisitions in 2002 was accounted for in accordance with Statement No. 142 and will be periodically reviewed for impairment as required. The remaining goodwill and other intangibles are comprised of the 1998 purchase of a branch office in Clarion, Pennsylvania and other mortgage servicing assets.

NOTE E - SECURITIES The amortized cost and estimated market value of securities are as follows:
June 30, 2003	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$362,561	$16,879	$-	$379,440
Mortgage-backed securities	118,183	1,613	(6)	119,790
U.S. treasury securities	5,284	728	-	6,012
Obligations of state and political subdivisions	61,889	2,025	-	63,914
Corporate securities	25,737	1,722	-	27,459
Debt securities available for sale	573,654	22,967	(6)	596,615
Marketable equity securities	42,534	27,657	(276)	69,915
Other securities	21,467	-	-	21,467
Total	$637,655	$50,624	$(282)	$687,997

June 30, 2003	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$318	4	-	$322
Total	$318	4	-	$322

S&T BANCORP INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE E - SECURITIES Continued
December 31, 2002	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$274,613	$12,126	$-	$286,739
Collateralized mortgage obligations	153,538	3,246	-	156,784
Mortgage-backed securities	15,217	611	-	15,828
U.S. treasury securities	5,343	787	-	6,130
Obligations of state and political subdivisions	30,418	596	(10)	31,004
Corporate securities	41,818	1,866	-	43,684
Debt securities available for sale	520,947	19,232	(10)	540,169
Marketable equity securities	50,190	22,939	(1,310)	71,819
Other securities	28,795	-	-	28,795
Total	$599,932	$42,171	$(1,320)	$640,783

December 31, 2002	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$381	$3	-	$384
Total	$381	$3	-	$384

During the period ended June 30, 2003, S&T realized net gains of $2.2 million from its available for sale securities portfolio. S&T may receive an exchange of shares relative to mergers; gains and losses are recognized on shares held of acquired institutions in accordance with Emerging Issues Task Force #91-5, Nonmonetary Exchange of Cost-Method Investments (EITF 91-5). There were no EITF 91-5 gains or losses realized during the period ending June 30, 2003.

The amortized cost and estimated market value of debt securities at June 30, 2003, by contractual maturity, are shown below.
Available for Sale	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$63,789	$65,134
Due after one year through five years	212,615	226,677
Due after five years through ten years	195,157	201,496
Due after ten years	102,093	103,308
Total	$573,654	$596,615

Held to Maturity	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$53	$54
Due after one year through five years	265	268
Total	$318	$322

At June 30, 2003 and December 31, 2002 investment securities with a principal amount of $441,263,000 and $359,485,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.
S&T BANCORP INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE F - LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio was as follows:
	June 30, 2003	December 31, 2002
	(000's omitted)
Real estate - construction	$196,599	$191,927
Real estate - mortgages:
Residential	513,660	541,102
Commercial	717,781	692,948
Commercial and industrial	521,062	476,190
Consumer installment	84,326	96,726
Gross Loans	$2,033,428	$1,998,893
Allowance for loan losses	(31,483)	(30,138)
Total Loans	$2,001,945	$1,968,755
Changes in the allowance for loan losses for the six months ended June 30 were as follows:
	2003	2002
	(000's omitted)
Balance at beginning of period	$30,138	$26,926
Charge-offs	(3,511)	(1,853)
Recoveries	556	816
Net charge-offs	(2,955)	(1,037)
Provision for loan losses	4,300	2,500
Balance at end of period	$31,483	$28,389

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2003 and December 31, 2002 and for the six and twelve month periods, respectively.

	June 30, 2003	December 31, 2002
	(000's omitted)
Recorded investment in loans considered to be impaired	$3,212	$1,127
Loans considered to be impaired that were on a nonaccrual basis	2,506	515
Allowance for loan losses related to loans considered to be impaired	-	-
Average recorded investment in impaired loans	2,485	5,451
Total interest income per contractual terms on impaired loans	210	290
Interest income on impaired loans recognized on a cash basis	167	280

NOTE G - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $368,505,000, unfunded other loan commitments totaled $109,513,000 and obligations under standby letters of credit totaled $217,632,000 at June 30, 2003.

NOTE H - LITIGATION

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. No material losses are anticipated by management as a result of these legal proceedings.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis is presented so that shareholders may review in further detail the financial condition and results of operations of S&T Bancorp, Inc. and subsidiaries (S&T). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements presented elsewhere in this report.

Financial Condition

Total assets averaged $2.8 billion in the first six months of 2003 and $2.5 billion for the year ended December 31, 2002. Average loans increased $256.8 million and average securities and federal funds increased $30.7 million in the first six months of 2003 compared to the 2002 full year average. Average deposits increased $204.9 million and average borrowings increased $110.6 million.

Lending Activity

Average loans increased $256.8 million to $2.0 billion for the six months ended June 30, 2003 from the 2002 full year average. Included in the average increase is $237.4 million of primarily 1-4 family loans acquired in the Peoples Financial Corporation. (Peoples) acquisition which was finalized in the third quarter of 2002. Changes in the composition of the average loan portfolio during 2003 included increases of $73.5 million of commercial loans, $101.2 million of commercial real estate loans, $76.5 million of residential mortgages and $5.6 million of installment loans.

Real estate construction and commercial loans, including mortgage and industrial, comprised 70% of the loan portfolio as of June 30,2003. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by limiting concentrations and a rigorous underwriting review by loan administration.

Residential mortgage loans comprise 26% of the loan portfolio. Residential mortgage lending continued to be a strategic focus for the second quarter of 2003 through our centralized mortgage origination department, product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its past conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At June 30, 2003, 10% of the residential mortgage portfolio was comprised of adjustable rate mortgages.

S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first six months of 2003, S&T sold $34.1 million of 1-4 family mortgages to Fannie Mae. S&T will continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Consumer installment loans comprise 5% of the loan portfolio. Direct auto loans increased $4.2 million during the six months ended June 30, 2003 as compared to the 2002 full year average due to loans acquired in the Peoples acquisition.

Loan underwriting standards for S&T are established by a formal policy administered by the S&T Bank Credit Administration Department and are subject to the periodic review and approval of the S&T Bank Board of Directors.

Rates and terms for commercial real estate and equipment loans normally are negotiated, subject to such variables as economic conditions, marketability of collateral, credit history of the borrower and future cash flows. The loan to value policy guideline for commercial real estate loans is generally 75-80%.

The loan to value policy guideline is 80% for residential first lien mortgages. Higher loan to value loans can be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes incurred with home equity loans, but normally only to the extent that the combined credit exposure for both first and second liens does not exceed 100% of loan to value.

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

Security Activity

Average securities increased by $30.8 million in the first six months of 2003 compared to the 2002 full year average. The average increase was comprised of $94.5 million of U.S. government agency securities, $25.2 million of states and political subdivisions and $6.1 of Federal Home Loan Bank (FHLB) stock. Offsetting these increases were average decreases of $1.2 million in U.S. treasury securities, $48.8 million of mortgage-backed securities, $24.3 million of corporate equity securities and $20.7 million of other corporate securities.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks to take advantage of the dividends received deduction for corporations. At June 30, 2003, the equity portfolio had net unrealized gains of $27.4 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to changes in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate securities and marketable equity securities as available for sale. Two municipal securities are classified as held to maturity. At June 30, 2003, unrealized gains, net of unrealized losses, for securities classified as available for sale were $50.3 million.

Allowance for Loan Losses

The balance in the allowance for loan losses was $31.5 million or 1.55% of total loans at June 30, 2003 as compared to $30.1 million or 1.51% of total loans at December 31, 2002. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical loss rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Economic factors consider the level of S&T's historical losses that have occurred within the credits' economic life cycle.

Significant to this analysis is the shift in the loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to our continuing growth, many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current economic factors and trends in risk ratings are considered in the determination of the allowance for loan losses. At this time, S&T's risk rating analysis of the portfolio remains relatively stable even though there has recently been a definitive decline in the general economy.

Net loan charge-offs totaled $3.0 million in the first six months of 2003 compared to $1.0 million in the first six months of 2002. Included in net loan charge-offs is $2.0 million incurred during the first quarter of 2003 for a single commercial loan, which was considered in the determination of the allowance for loan losses in previous quarters. The remaining balance of that partially charged-off commercial loan is $2.0 million and is classified as nonperforming at June 30, 2003. Management believes that future business cash flows and/or collateral liquidation will be sufficient to satisfy the outstanding balance. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at June 30, 2003, was $8.6 million or 0.42% of total loans. This compares to nonperforming loans of $5.8 million or 0.29% of total loans at December 31, 2002.

Asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb probable loan losses.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Deposits

Average total deposits increased by $204.9 million, or 12% for the six months ended June 30, 2003 as compared to the 2002 full year average. Included in the average increase is $293.0 million of deposits acquired in the Peoples acquisition. Changes in the average deposit mix included increases of $77.3 million in money market and NOW accounts, $32.9 million in savings accounts, $48.5 million in demand accounts and $46.2 million in time deposits. Some of these changes can be partially explained by customers shifting funds into demand, savings and money market accounts in anticipation of higher interest rates in the future, as well as the deposits acquired from the Peoples acquisition.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Special rate deposits of $100,000 and over were 8% of total deposits at June 30, 2003 and 9% at December 31, 2002, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, S&T management believes it has the ability to access both public and private markets to raise long-term funding if necessary.

Borrowings

Average borrowings increased $110.6 million for the six months ended June 30, 2003 compared to the 2002 full year average and were comprised of retail repurchase agreements (REPOs), wholesale REPOs, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local, retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOs decreased approximately $7.7 million for the first six months of 2003 compared to the full year 2002 average. S&T views retail REPOs as a relatively stable source of funds since most of these accounts are with local, long-term customers. Average wholesale REPOs and federal funds increased by $118.7 million for the first six months of 2003 compared to the full year 2002 average, as S&T took advantage of low rate short-term funds and to better match commercial borrower shifts into more variable rate products.

Average long-term borrowings have decreased by $0.4 million in the first six months of 2003 as compared to the full year 2002 average. At June 30, 2003, S&T had long-term borrowings outstanding of $235.7 million at a fixed rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advantage of lower cost funds through the FHLB's Community Investment Program and to fund stock buy-backs.

Capital Resources

Shareholders' equity increased $13.2 million at June 30, 2003, compared to December 31, 2002. Net income was $25.3 million and dividends paid to shareholders were $13.3 million for the six months ended June 30, 2003. Also affecting capital is an increase of $6.2 million in unrealized gains on securities available for sale and stock buybacks of 266,504 shares during 2003 acquired at an average cost of $25.76 per share. Authorization for repurchasing up to 1,000,000 shares remains in effect for 2003.

S&T paid 52% of net income in dividends, equating to an annual dividend rate of $1.00 per share during the first six months of 2003. The book value of S&T's common stock increased from $11.51 at December 31, 2002 to $12.10 at June 30, 2003. The market price of S&T's common stock was $27.44 per share at June 30, 2003, compared to $25.05 per share at December 31, 2002.

S&T continues to maintain a strong capital position with a leverage ratio of 8.50% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 10.11% and 11.90% respectively, at June 30, 2003. These ratios place S&T above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Six months ended June 30, 2003 compared to Six months ended June 30,2002

Net Income

Net income was $25.3 million or $0.95 per diluted earnings per share in the first six months of 2003 as compared to $23.3 million or $0.87 per diluted earnings per share for the same period of 2002. The increase during the first six months of 2003 was primarily the result of increases in net interest income and noninterest income, offset by increased operating expenses, lower equity security gains and a higher provision expense for loan losses.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $8.8 million or 19.1% in the first six months of 2003 compared to the same period of 2002. The net interest margin on a fully taxable equivalent basis was 4.14% in the first six months of 2003 as compared to the 4.10% in the same period of 2002. The significant cause of this increase in net interest income was an increase of $406.4 million of average earning assets, primarily from the Peoples acquisition. The Peoples acquisition added approximately $60.0 million of investment securities, $237.4 million of loans and $293.0 million of deposits at the time of merger in September of 2002.

In the first six months of 2003, average loans increased $256.8 million and average securities and average federal funds sold increased $30.7 million. The yields on average securities decreased by 127 basis points during the period and the yield on average loans decreased by 50 basis points. The yield on federal funds declined 57 basis points.

In the first six months of 2003, balances of average interest-bearing deposits increased by $156.4 million. The cost of deposits totaled 2.13%, a decrease of 57 basis points from 2002 due to reduced rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 89 basis points to 3.15%.

Positively affecting net interest income was a $20.7 million increase to average net free funds. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over nonearning assets. During the first quarter of 2003, dividend income included the impact of special dividends. Also during the first six months of 2003, $0.9 million of prepayment penalties were received for the early prepayment of large commercial loans.

Maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to S&T's financial performance since net interest income comprises 81% of operating revenue. A variety of asset/liability management strategies were successfully implemented within prescribed Asset Liability Committee (ALCO) risk parameters that enabled S&T to maintain a net interest margin reasonably consistent with historical levels during a volatile interest rate environment. The level and mix of funds is monitored by ALCO in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

Provision for Loan Losses

The provision for loan losses was $4.3 million for the first six months of 2003 and $2.5 million for the same period of 2002. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on inherent losses in the loan portfolio. Also affecting the amount of provision expense is loan growth, portfolio composition and trends within risk ratings.

Credit quality indicators are important factors in determining the amount of provision expense. Nonperforming loans to total loans was 0.42% at June 30, 2003 compared to 0.37% at June 30, 2002 and 0.29% at December 31, 2002. Also affecting the amount of expense is the amount and types of loan growth and portfolio composition. Most of the non-merger related loan growth in 2003 and 2002 is attributable to larger-sized commercial loans, which are inherently higher risk.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income increased $1.6 million or 14% in the first six months of 2003 as compared to the same period of 2002. Increases included $0.8 million in service charges and fees, $0.7 million in insurance and $0.1 million in other income. Security gains decreased $1.3 million in the first six months of 2003 as compared to the same period of 2002.

The $0.8 million increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. Also positively affecting this period's service charges on deposit accounts is the addition of more deposit customers from the Peoples acquisition. The $0.7 million increase in insurance is primarily attributable to the acquisition of Evergreen Insurance, Inc. (Evergreen) in the third quarter of 2002. The $0.1 million increase in other income is partially offset by the establishment of a valuation allowance by a charge of $0.8 million to reflect the decreased current value of mortgage servicing rights during this period of heavy residential mortgage refinancing activity. These areas continue to be the focus of several strategic initiatives and product enhancements that were implemented in order to expand these sources of revenue.

S&T recognized $2.2 million of gains on available for sale equity securities in the first six months of 2003 as compared to $3.5 million in the same period of 2002. The equity security gains were taken on available for sale securities in the first six months of 2003 and 2002 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented and to reduce the holdings of corporate debt securities. Unrealized gains, net of unrealized losses, in the available for sale equity portfolio totaled $27.4 million at June 30, 2003.

Noninterest Expense

Noninterest expense increased by $3.7 million or 15% at June 30, 2003 compared to June 30, 2002. Staff expense increased $1.9 million or 15% primarily attributable to higher medical and pension costs and higher staffing levels that reflect the personnel and infrastructure increases resulting from the Peoples and Evergreen acquisitions. Occupancy expense increased $0.5 million or 16% as compared to the same period of 2002. Data processing expense increased $0.2 million or 17% as compared to the same period in 2002. Other expense increased $1.0 million or 16%. These increases reflect the normal changes due to increased activity levels. Average full-time equivalent staff was 761 at June 30, 2003 and 677 at June 30, 2002. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, was 42% at June 30, 2003 and 43% at June 30, 2002. Tax-exempt income on a fully taxable equivalent basis using the statutory corporate income tax rate of 35% was $1.8 million at June 30, 2003.

Federal Income Taxes

Federal income tax expense increased $1.3 million at June 30, 2003 as compared to June 30, 2002. The effective tax rate for the first six months was 29% and 28% in 2003 and 2002, respectively. The effective tax rate is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income, low income housing tax credits, federal historic tax credits and the defined contribution retirement plan deduction which became effective in the first quarter of 2002.

RESULTS OF OPERATIONS

Three months ended June 30, 2003 compared to Three months ended June 30, 2002

Net Income

Net income was $12.8 million or $0.48 per diluted earnings per share in the second quarter of 2003 compared to $11.8 million or $0.44 per diluted earnings per share for the same period of 2002. The increase during the second quarter of 2003 was primarily the result of increases in net interest income and noninterest income, offset by increased operating expenses, lower equity security gains and higher provision expense.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $3.9 million or 16.7% in the second quarter of 2003 compared to the same period of 2002. The significant cause of this increase in net interest income was an increase of $386.9 million of average earning assets, primarily from the Peoples acquisition. The Peoples acquisition added approximately $60.0 million of investment securities, $237.4 million of loans and $293.0 million of deposits at the time of merger in September of 2002. Net interest margin on a fully taxable equivalent basis was 4.08% for the second quarter of 2003, as compared to 4.09% for the same period of 2002.

Provision for Loan Losses

The provision for loan losses was $1.9 million for the three months of 2003 and $1.5 million for the same period of 2002. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an inherent on probable losses in the loan portfolio. Also affecting the amount of provision expense is loan growth, portfolio composition and trends within risk ratings.

Credit quality indicators are important factors in determining the amount of provision expense. Nonperforming loans to total loans was 0.42% at June 30, 2003 compared to 0.37% at June 30, 2002 and 0.29% at December 31, 2002. Also affecting the amount of expense is the amount and types of loan growth and portfolio composition. Most of the non-merger related loan growth in 2003 and 2002 is attributable to larger-sized commercial loans, which are inherently higher risk.

Noninterest Income

Noninterest income increased $0.4 million or 7% in the second quarter of 2003 as compared to 2002. Increases included $0.3 million in service charges and $0.3 million in insurance, offset by a $0.2 million decrease in other income. Security gains decreased $0.5 million in the second quarter of 2003 as compared to the same period of 2002.

The 19% increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed, and to manage closely the collection of these fees. Also positively affecting this period's service charges on deposit accounts is the addition of more deposit customers from the Peoples acquisition. The $0.3 million increase in insurance is primarily attributable to the acquisition of Evergreen in the third quarter of 2002. Offsetting these increases was a decrease of $0.2 million in other income due to the establishment of a valuation allowance by a charge of $0.8 million taken in the second quarter of 2003 to reflect the decreased current value of mortgage servicing rights during this period of heavy residential mortgage refinancing activity. These areas continue to be the focus of several strategic initiatives and product enhancements that were implemented in order to expand these sources of revenue.

S&T recognized $1.2 million of gains on available for sale securities in the second quarter of 2003 as compared to $1.7 million in the same period of 2002. The equity security gains were taken on available for sale securities in the second quarter of 2003 and 2002 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented. Unrealized gains, net of unrealized losses, in the available for sale equity portfolio totaled $27.4 million at June 30, 2003.

Noninterest Expense

Noninterest expense increased $2.0 million or 17% in the second quarter of 2003 as compared to the second quarter of 2002. Staff expense increased $1.4 million or 21% primarily attributable to higher medical and pension costs and higher staffing levels that reflect the personnel and infrastructure increases resulting from the Peoples and Evergreen acquisitions. Occupancy expense increased $0.3 million or 19% as compared to the same period of 2002. Data processing expense increased $0.1 million or 17% as compared to the same period in 2002. Other expense increased $0.2 million or 7%. These increases reflect the normal changes due to increased activity levels.

Federal Income Taxes

Federal income tax expense increased $0.4 million in the second quarter of 2003 as compared to the second quarter of 2002. The effective tax rate for the second quarter of 2003 and 2002 was 29%, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Critical Accounting Policies and Judgements

S&T's consolidated financial statements are prepared based upon the application of certain critical accounting policies affecting accounts such as: securities, allowance for loan losses and goodwill and other intangibles. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect S&T's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on S&T's future financial condition and results of operations. S&T's critical accounting policies are presented in Management's Discussion and Analysis in S&T's Annual Report on Form 10-K, filed with the SEC on March 21, 2003. There have been no material changes in S&T's critical accounting policies since December 31, 2002.

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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 3.

Quantitative and qualitative disclosures about market risk are presented at December 31, 2002 in Item 7A of S&T's Annual Report on Form 10-K, filed with the SEC on March 21, 2003. Management believes that there have been no material changes in S&T's market risk since December 31, 2002.

CONTROLS AND PROCEDURES
Item 4.

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of S&T's management, including the CEO and CFO, of the effectiveness of the design and operation of S&T's disclosure controls and procedures. Based on that evaluation, S&T's management, including the CEO and CFO, concluded that S&T's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in S&T's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings.
Not Applicable
Item 2.	Changes in Securities and Use of Proceeds.
Not Applicable
Item 3.	Defaults Upon Senior Securities.
Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders.
	(a)	The Annual Meeting of Shareholders of S&T Bancorp, Inc. was held on April 21, 2003 ("Annual Meeting")
	(b)	Not Applicable
	(c)	At the Annual Meeting, the stockholders considered and approved the following proposals:
		(i)	Election of Directors. The following sets forth the nominees who were elected Directors of the Company for the term expiring in the year 2006 and the number of votes cast for or withheld as indicated:
			Name	Votes For	Withheld
			John J. Delaney Michael J. Donnelly Frank W. Jones Alan Papernick Myles D. Sampson Christine J. Toretti	18,139,853 19,144,799 18,900,471 17,930,647 18,900,832 18,125,242	1,709,490 708,513 950,576 1,920,487 950,605 1,674,104
(ii)

Adoption of the S&T Bancorp, Inc. 2003 Incentive Stock Plan. The 2003 Plan is a new compensation plan and is similar to the S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan, which the 2003 Plan will replace. The total number of shares of common stock that may be issued under the 2003 Plan is 1,500,000. The total number of shares that may be granted to any individual during any calendar year under all forms of awards may not exceed 50,000 shares. This proposal received 14,892,604 votes for, 1,977,221 votes against and 517,272 votes abstained.

Item 5.	Other Information.
Not Applicable
Item 6.	Exhibits and Reports on Form 8-K
	(a)	The following exhibits are filed herewith.
Exhibit 31 Certifications of the Chief Executive Officer and Chief Financial Officer

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxly Act of 2002 for James C. Miller, Chief Executive Officer and Robert E. Rout, Chief Financial Officer

	(b)	Reports on Form 8-K

Form 8-K dated July 21, 2003

S&T Bancorp, Inc. today announced net income of $12.8 million or $0.48 diluted earnings per share for the second quarter of 2003, compared to $11.8 million net income and $0.44 diluted earnings per share for the second quarter ending June 30, 2002, representing an 8 percent and 9 percent increase for net income and earnings per share, respectively.

For the six months ending June 30, 2003, net income totaled $25.3 million and diluted earnings per share were $0.95, a 9 percent increase as compared to $23.3 million of net income and $0.87 diluted earnings per share for the six months ending June 30, 2002.

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
S&T Bancorp, Inc.
(Registrant)
Date: August 13, 2003	/s/ Robert E. Rout
Robert E. Rout
Executive Vice President, Secretary and Chief Financial Officer