Form 10-Q
period 2003-09-30
S&T BANCORP INC
filed 2003-11-13
CIK 719220

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To
Commission file number	0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	25-1434426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(zip code)
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
                                                                                                                                                     Yes  X          No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $2.50 Par Value - 26,507,055 shares as of October 21, 2003

INDEX S&T BANCORP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements
	Condensed consolidated balance sheets - September 30, 2003 and December 31, 2002	3
	Condensed consolidated statements of income - three and nine months ended September 30, 2003 and 2002	4
	Condensed consolidated statements of cash flows - nine months ended September 30, 2003 and 2002	5
	Notes to condensed consolidated financial statements	6-9
Item 2. Item 3. Item 4.	Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures about Market Risk Controls and Procedures	10-17 18 18
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18-19
	SIGNATURES	20

Page 2 S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2003 (unaudited)	December 31, 2002
	(000's omitted, except share and per share data)
ASSETS
Cash and due from banks	$49,066	$50,258
Securities:
Available for sale	625,585	640,783
Held to maturity (market value $287 in 2003 and $384 in 2002)	287	381
Total Securities	625,872	641,164
Loans, net of allowance for loan losses of $31,714 in 2003 and $30,138 in 2002	2,023,488	1,968,755
Premises and equipment	22,862	23,232
Goodwill	48,529	48,436
Other intangibles	5,710	5,891
Other assets	83,151	86,131
TOTAL ASSETS	$2,858,678	$2,823,867
LIABILITIES
Deposits:
Noninterest-bearing	$371,413	$330,160
Interest-bearing	1,565,788	1,595,959
Total Deposits	1,937,201	1,926,119
Securities sold under repurchase agreements	106,749	162,513
Long-term borrowings	217,192	211,656
Federal funds purchased	221,075	156,875
Other liabilities	55,525	60,590
TOTAL LIABILITIES	2,537,742	2,517,753
SHAREHOLDERS' EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value)
Authorized - 50,000,000 shares in 2003 and 2002
Issued - 29,714,038 shares in 2003 and 2002	74,285	74,285
Additional paid-in capital	21,892	21,673
Retained earnings	265,421	246,920
Accumulated other comprehensive income	25,743	26,499
Treasury stock (3,230,819 shares at September 30, 2003 and 3,129,429 at December 31, 2002)	(66,405)	(63,263)
TOTAL SHAREHOLDERS' EQUITY	320,936	306,114
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,858,678	$2,823,867

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	For three months ended September 30,		For nine months ended September 30,

	2003	2002	2003	2002
INTEREST INCOME	(000's omitted, except per share data)
Loans, including fees	$30,391	$30,361	$94,391	$88,153
Deposits with banks and federal funds sold	-	2	1	4
Investment securities:
Taxable	5,418	6,413	17,053	19,224
Tax-exempt	518	144	1,236	534
Dividends	584	923	2,268	2,851
Total Interest Income	36,911	37,843	114,949	110,766
INTEREST EXPENSE
Deposits	7,167	9,399	23,923	29,118
Securities sold under repurchase agreements	278	126	1,277	834
Federal funds purchased	593	394	1,625	914
Long-term borrowings	3,403	3,907	9,918	11,580
Total Interest Expense	11,441	13,826	36,743	42,446
NET INTEREST INCOME	25,470	24,017	78,206	68,320
Provision for loan losses	1,500	2,300	5,800	4,800
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,970	21,717	72,406	63,520
NONINTEREST INCOME
Security gains, net	1,099	2,168	3,310	5,642
Wealth management fees	1,326	1,340	4,050	4,023
Service charges on deposit accounts	2,335	2,238	6,795	5,919
Insurance	1,071	984	3,147	2,407
Other	3,426	2,219	7,233	5,895
Total Noninterest Income	9,257	8,949	24,535	23,886
NONINTEREST EXPENSE
Salaries and employee benefits	8,100	6,700	23,330	19,993
Occupancy, net	1,015	852	3,022	2,550
Furniture and equipment	541	775	2,125	2,179
Other taxes	524	514	1,735	1,363
Data processing	956	921	2,589	2,313
Other	3,563	3,499	10,068	9,326
Total Noninterest Expense	14,699	13,261	42,869	37,724
INCOME BEFORE INCOME TAXES	18,528	17,405	54,072	49,682
Income taxes	5,251	4,988	15,481	13,966
NET INCOME	$13,277	$12,417	$38,591	$35,716
PER COMMON SHARE
Net Income - Basic	$0.50	$0.47	$1.46	$1.34
Net Income - Diluted	0.50	0.46	1.45	1.33
Dividends	0.26	0.24	0.76	0.72
Average Common Shares Outstanding - Basic	26,428	26,605	26,433	26,581
Average Common Shares Outstanding - Diluted	26,711	26,808	26,682	26,792
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2003	2002
	(000's omitted)
Operating Activities
Net Income	$38,591	$35,716
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,800	4,800
Provision for depreciation and amortization	1,445	1,840
Net amortization of investment security premiums	2,423	1,389
Net accretion of loan discounts	-	(179)
Security gains, net	(3,310)	(5,642)
Deferred income taxes	(2,995)	4,928
Mortgage loans originated for sale	(81,364)	(52,914)
Proceeds from the sale of loans	82,787	53,317
Decrease in interest receivable	1,476	939
Decrease in interest payable	(254)	(310)
Decrease (increase) in other assets	4,099	(6,343)
(Decrease) increase in other liabilities	(3,437)	29,722
Net Cash Provided by Operating Activities	45,261	67,263
Investing Activities
Net decrease (increase) of interest-earning deposits with banks	21	(102)
Proceeds from maturities of investment securities	95	5,299
Proceeds from maturities of securities available for sale	195,256	102,570
Proceeds from sales of securities available for sale	55,804	84,355
Purchases of securities available for sale	(236,399)	(154,682)
Net increase in loans	(61,956)	(103,970)
Net cash paid in acquisitions	-	(47,187)
Purchases of premises and equipment	(1,075)	(3,298)
Net Cash Used in Investing Activities	(48,254)	(117,015)
Financing Activities
Net increase in demand and savings deposits	51,844	67,112
Net decrease in certificates of deposit	(40,762)	(42,398)
Net (decrease) increase in repurchase agreements	(55,764)	54,864
Net increase in federal funds purchased	64,200	45,405
Net proceeds (repayments) from long-term borrowings	5,536	(39,562)
Net acquisition of treasury stock	(3,525)	(4,595)
Tax benefit from nonstatutory stock options exercised	602	540
Cash dividends paid to shareholders	(20,330)	(19,158)
Net Cash Provided by Financing Activities	1,801	62,208
(Decrease) increase in Cash and Cash Equivalents	(1,192)	12,456
Cash and Cash Equivalents at Beginning of Period	50,258	52,783
Cash and Cash Equivalents at End of Period	$49,066	$65,239

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2002.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in computing diluted earnings per share.

Components of comprehensive income for S&T include net income and unrealized gains or losses on S&T's available-for-sale securities. During the three and nine months ended September 30, 2003 and 2002, total comprehensive income amounted to $6,273,000, $8,508,000, $37,835,000 and $28,424,000, respectively.

NOTE B - STOCK-BASED COMPENSATION

S&T accounts for stock options using the intrinsic value method. The following proforma information regarding net income and earnings per share assumes stock options granted subsequent to December 31, 1994 had been accounted for under the fair value method and the estimated fair value of the options was amortized to expense over the vesting period. Compensation expense, net of related tax, of $81,000 and zero for the three months and $243,000 and $1,300,000 for the nine months ended September 30, 2003 and 2002, is included in the proforma net income as reported below.

	Three months ended		Nine months ended
	2003	2002	2003	2002
(000's omitted, except per share data)
Proforma net income	$13,196	$12,417	$38,348	$34,416
Proforma earnings per share - Basic	$0.50	$0.47	$1.45	$1.29
Proforma earnings per share - Diluted	$0.49	$0.46	$1.44	$1.28

The fair value was estimated at the grant dates using a Black-Scholes option pricing model with the following assumptions at September 30, 2003 and September 30, 2002, respectively: risk-free interest rates of 3.03% and 4.39%; a dividend yield of 3.6% and 4.0%; volatility of the expected market price of S&T's common stock of .275 and .283; and a weighted-average expected life of five years.

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

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - RECENT ACCOUNTING PRONOUNCEMENT

In January 2003, Financial Accounting Standards Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIEs), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities was issued. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003, and for VIEs entered into before February 1, 2003, the provisions are effective beginning in periods ending after December 15, 2003. With respect to other interests, in entities subject to FIN 46, including low income housing investments, S&T is in the process of determining if it is the primary beneficiary of the variable interest entities.

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

NOTE E - SECURITIES The amortized cost and estimated market value of securities are as follows:
September 30, 2003	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$327,076	$9,017	$(1,036)	$335,057
Collateralized mortgage obligations	53,582	702	(145)	54,139
Mortgage-backed securities	47,310	619	(351)	47,578
U.S. treasury securities	5,254	599	-	5,853
Obligations of state and political subdivisions	66,420	1,082	(290)	67,212
Corporate securities	20,306	1,407	-	21,713
Debt securities available for sale	519,948	13,426	(1,822)	531,552
Marketable equity securities	42,345	28,346	(522)	70,169
Other securities	23,864	-	-	23,864
Total	$586,157	$41,772	$(2,344)	$625,585

September 30, 2003	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$287	-	-	$287
Total	$287	-	-	$287

S&T BANCORP INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE E - SECURITIES Continued
December 31, 2002	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$274,613	$12,126	$-	$286,739
Collateralized mortgage obligations	153,538	3,246	-	156,784
Mortgage-backed securities	15,217	611	-	15,828
U.S. treasury securities	5,343	787	-	6,130
Obligations of state and political subdivisions	30,418	596	(10)	31,004
Corporate securities	41,818	1,866	-	43,684
Debt securities available for sale	520,947	19,232	(10)	540,169
Marketable equity securities	50,190	22,939	(1,310)	71,819
Other securities	28,795	-	-	28,795
Total	$599,932	$42,171	$(1,320)	$640,783

December 31, 2002	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$381	$3	-	$384
Total	$381	$3	-	$384

During the period ended September 30, 2003, S&T realized net gains of $3.3 million from its available for sale securities portfolio. S&T may receive an exchange of shares relative to mergers; gains and losses are recognized on shares held of acquired institutions in accordance with Emerging Issues Task Force #91-5, Nonmonetary Exchange of Cost-Method Investments (EITF 91-5). There were no EITF 91-5 gains or losses realized during the period ending September 30, 2003.

The amortized cost and estimated market value of debt securities at September 30, 2003, by contractual maturity, are shown below.

Available for Sale	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$43,057	$43,961
Due after one year through five years	203,360	212,558
Due after five years through ten years	200,242	201,621
Due after ten years	73,289	73,412
Total	$519,948	$531,552

Held to Maturity	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$22	$22
Due after one year through five years	265	265
Total	$287	$287

At September 30, 2003 and December 31, 2002, investment securities with a principal amount of $382,987,000 and $359,485,000, respectively, were pledged to secure repurchase agreements public funds and trust fund deposits.

S&T BANCORP INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE F - LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio was as follows:
	September 30, 2003	December 31, 2002
	(000's omitted)
Real estate - construction	$166,824	$191,927
Real estate - mortgages:
Residential	506,086	541,102
Commercial	786,737	692,948
Commercial and industrial	514,588	476,190
Consumer installment	80,967	96,726
Gross Loans	$2,055,202	$1,998,893
Allowance for loan losses	(31,714)	(30,138)
Total Loans	$2,023,488	$1,968,755
Changes in the allowance for loan losses for the nine months ended September 30 were as follows:
	2003	2002
	(000's omitted)
Balance at beginning of period	$30,138	$26,926
Charge-offs	(5,083)	(4,777)
Recoveries	859	1,128
Net charge-offs	(4,224)	(3,649)
Provision for loan losses	5,800	4,800
Peoples Financial Corp. loan loss reserve	-	1,421
Balance at end of period	$31,714	$29,498

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans as of September 30, 2003 and December 31, 2002 and for the nine and twelve month periods respectively.

	September 30, 2003	December 31, 2002
	(000's omitted)
Recorded investment in loans considered to be impaired	$4,100	$1,127
Loans considered to be impaired that were on a nonaccrual basis	3,392	515
Allowance for loan losses related to loans considered to be impaired	-	-
Average recorded investment in impaired loans	2,889	5,451
Total interest income per contractual terms on impaired loans	397	290
Interest income on impaired loans recognized on a cash basis	347	280

NOTE G - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $444,258,000, unfunded other loan commitments totaled $118,450,000 and obligations under standby letters of credit totaled $222,604,000 at September 30, 2003.

NOTE H - LITIGATION

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. The ultimate resolution of these matters is not expected to materially impact S&T's financial statements.

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

Financial Condition

Total assets averaged $2.9 billion in the first nine months of 2003 and $2.5 billion for the full year 2002. Average loans increased $266.4 million and average securities and federal funds increased $37.3 million in the first nine months of 2003 compared to the 2002 full year average. Average deposits increased $207.6 million and average borrowings increased $123.5 million during the nine months ended September 30, 2003.

Lending Activity

Average loans increased $266.4 million to $2.0 billion for the nine months ended September 30, 2003 from the 2002 full year average. Included in the average increase is $237.4 million of primarily 1-4 family loans acquired in the Peoples Financial Corporation (Peoples) acquisition which was finalized in the third quarter of 2002. Changes in the composition of the average loan portfolio during 2003 included increases of $76.5 million of commercial loans, $114.5 million of commercial real estate loans, $72.3 million of residential mortgages and $3.1 million of installment loans.

Real estate construction and commercial loans, including mortgage and industrial, currently comprise 70% of the average loan portfolio. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by limiting concentrations and a rigorous underwriting review by loan administration.

Residential mortgage loans currently comprise 26% of the average loan portfolio. Residential mortgage lending continued to be a strategic focus for the third quarter of 2003 through our centralized mortgage origination department, product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At September 30, 2003 the residential mortgage portfolio had a 10% composition of adjustable rate mortgages.

S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to the Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first nine months of 2003, S&T sold $64.6 million of 1-4 family mortgages to Fannie Mae, of which $31.0 million were sold in the third quarter. S&T will continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Consumer installment loans currently comprise 4% of the average loan portfolio. Direct auto loans increased $1.8 million for the nine months ending September 30, 2003 as compared to the 2002 full year average due to loans acquired in the Peoples acquisition.

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

S&T offers a variety of unsecured and secured installment loan and credit card products. However, the majority of the consumer loan portfolio is automobile loans. Loan to value guidelines for direct loans are 90%-100% of invoice for new automobiles and 80%-90% of National Automobile Dealer Association (NADA) value for used automobiles.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

Management intends to continue to pursue quality loans in a variety of lending categories within our market area in order to honor our commitment to provide the best service possible to our customers. S&T's loan portfolio primarily represents loans to businesses and consumers in our market area of Western Pennsylvania rather than to borrowers in other areas of the country or to borrowers in other nations. S&T has not concentrated its lending activities in any industry or group. During the past several years, management has concentrated on building an effective credit and loan administration staff, which assists management in evaluating loans before they are made and in identifying problem loans early.

Security Activity

Average securities increased by $37.4 million in the first nine months of 2003 compared to the 2002 full year average. The average increase was comprised of $111.9 million in U.S. government agency securities, $32.4 million of states and political subdivisions and $6.3 million of Federal Home Loan Bank (FHLB) stock. Offsetting these increases were average decreases of $62.5 million of mortgage-backed securities, $24.8 million of corporate equity securities, $1.2 million in U.S. treasury securities and $24.7 million of other corporate securities.

The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks, to take advantage of the dividends received deduction for corporations. At September 30, 2003, the equity portfolio had net unrealized gains of $27.8 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to changes in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate securities and marketable equity securities as available for sale. Two securities are classified as held to maturity. At September 30, 2003, unrealized gains, net of unrealized losses, for securities classified as available for sale were $39.4 million.

Allowance for Loan Losses

The balance in the allowance for loan losses was $31.7 million or 1.54% of total loans at September 30, 2003 as compared to $30.1 million or 1.51% of total loans at December 31, 2002. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the high and low historical loss rates by loan categories, fluctuations and trends in the amount of impaired and classified loans and economic factors. Economic factors consider the level of S&T's historical losses that have occurred within the credits' economic life cycle.

Significant to this analysis is the shift in the loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to our continuing growth, many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current economic factors and trends in risk ratings are considered in the determination of the allowance for loan losses. At this time, S&T's risk rating analysis of the portfolio remains relatively stable even though there has recently been a definitive decline in the general economy in our market area.

Net loan charge-offs totaled $4.2 million in the first nine months of 2003 compared to $3.6 million in the first nine months of 2002. Included in net loan charge-offs is $2.0 million incurred during the first quarter of 2003 for a single commercial loan, which was considered in the determination of the allowance for loan losses in previous quarters. The remaining balance of that partially charged-off commercial loan is $2.0 million and is included in nonperforming loans. Management believes that future business cash flows and/or collateral liquidation will be sufficient to substantially satisfy the outstanding balance. The third quarter net charge-offs of $1.3 million included two commercial loans in the food processing and automotive sales industries that were considered in the determination of the prior period allowance for loan losses. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at September 30, 2003, was $9.7 million or 0.47% of total loans. This compares to nonperforming loans of $5.8 million or 0.29% of total loans at December 31, 2002.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

Asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb probable loan losses.

Deposits

Average total deposits increased by $207.6 million, or 12%, for the nine months ended September 30, 2003 as compared to the 2002 full year average. Included in the average increase is $293.0 million of deposits acquired in the Peoples acquisition. Changes in the average deposit mix included increases of $58.9 million in demand accounts, $77.5 million in money market and NOW accounts, $34.9 million in savings accounts and $36.3 million in time deposits. Some of these changes can be partially explained by customers shifting funds into demand, savings and money market accounts in anticipation of higher interest rates in the future. In addition, contributing to increases in core deposits were strategic initiatives and products such as free checking, online account opening and corporate cash management, as well as the deposits acquired in the Peoples acquisition.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Special rate deposits of $100,000 and over were 8% of total deposits at September 30, 2003 and 9% at December 31, 2002, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, S&T believes it has the ability to access both public and private markets to raise long-term funding if necessary.

Borrowings

Average borrowings increased $123.5 million for the first nine months ended September 30, 2003 compared to the 2002 full year average and were comprised of retail repurchase agreements (REPOs), wholesale REPOs, federal funds purchased and long-term borrowings. S&T defines repurchase agreements with its local retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 14 days.

The average balance in retail REPOs decreased approximately $6.9 million for the first nine months of 2003 compared to the full year 2002 average. S&T views retail REPOs as a relatively stable source of funds since most of these accounts are with local long-term customers. Average wholesale REPOs and federal funds increased by $120.6 million for the first nine months of 2003 compared to the full year 2002 average, in order to take advantage of low rate short-term funds and to better match commercial borrower shifts into more variable rate products.

Average long-term borrowings have increased by $9.8 million in the first nine months of 2003 as compared to the full year 2002 average. At September 30, 2003, S&T had average long-term borrowings outstanding of $246.0 million at a fixed rate with the FHLB. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advantage of lower cost funds through the FHLB's Community Investment Program and to fund stock buy-backs.

Capital Resources

Shareholders' equity increased $14.8 million at September 30, 2003, compared to December 31, 2002. Net income was $38.6 million and dividends paid to shareholders were $20.3 million for the nine months ended September 30, 2003. Also affecting capital is a decrease of $0.8 million in unrealized gains on securities available for sale, stock buybacks of 266,504 shares during 2003 at an average cost of $25.76 per share. Authorization for repurchasing up to 1,000,000 shares remains in effect for 2003.

S&T paid 53% of net income in dividends, equating to an annual dividend rate of $1.02 per share during the first nine months of 2003. The book value of S&T's common stock increased from $11.51 at December 31, 2002 to $12.12 at September 30, 2003. The market price of S&T's common stock was $28.50 per share at September 30, 2003, compared to $25.05 per share at December 31, 2002.

S&T continues to maintain a strong capital position with a leverage ratio of 8.7% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 10.5% and 12.3%, respectively, at September 30, 2003. These ratios place S&T above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2003 compared to Nine months ended September 30, 2002

Net Income

Net income was $38.6 million or $1.45 per share diluted earnings for the first nine months of 2003 as compared to $35.7 million or $1.33 per share diluted earnings for the same period of 2002. The increase during the first nine months of 2003 was primarily the result of increases in net interest income and noninterest income, offset by lower equity security gains and higher loan loss provision expense.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $10.4 million or 15% in the first nine months of 2003 compared to the same period of 2002. The net interest margin on a fully taxable equivalent basis was 4.05% in the first nine months of 2003 as compared to the 4.11% in the same period of 2002.

In the first nine months of 2003 average loans increased $343.3 million, and average securities and average federal funds sold increased $34.1 million as compared to the same period of 2002. The yields on average securities decreased by 193 basis points from the comparable period in 2002 and the yield on average loans decreased by 77 basis points.

In the first nine months of 2003 balances of average interest-bearing deposits increased by $205.2 million as compared to the same period of 2002. The cost of deposits totaled 2.02%, a decrease of 81 basis points from the comparable period in 2002 due to decreased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 118 basis points to 3.06%.

Positively affecting net interest income was a $32.7 million increase in average net free funds. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders' equity over nonearning assets. During the first quarter of 2003, dividend income included the impact of special dividends. Also during the first nine months of 2003, $0.9 million of prepayment penalties were received for the early prepayment of large commercial loans.

Maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to S&T's financial performance because net interest income comprises 79% of operating revenue. A variety of asset/liability management strategies were successfully implemented within prescribed Asset/Liability Committee risk parameters that enabled S&T to maintain a net interest margin reasonably consistent with historical levels during a volatile interest rate environment. The level and mix of funds are monitored by the Asset/Liability Committee in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

S&T BANCORP, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2003			2002
	(dollars in thousands)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans	$2,025.4	$95.6	6.31%	$1,682.1	$89.0	7.08%
Securities/Other	647.4	22.1	4.56%	613.2	24.0	5.23%
Total interest-earning assets	2,672.8	117.7	5.91%	2,295.3	113.0	6.72%
Noninterest-earning assets	181.5			118.1
TOTAL	$2,854.3			$2,413.4
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW/money market/savings	$777.1	$3.8	0.66%	$631.0	$4.5	0.96%
Time deposits	803.7	20.1	3.34%	744.7	24.6	4.41%
Borrowed funds < 1 year	313.8	2.9	1.24%	175.6	2.1	1.59%
Borrowed funds > 1 year	246.0	9.9	5.39%	244.5	11.2	6.15%
Total interest-bearing liabilities	2,140.6	36.7	2.32%	1,795.8	42.4	3.16%
Noninterest-bearing liabilities:
Demand deposits	341.0			269.6
Shareholders' equity/Other	372.7			348.0
TOTAL	$2,854.3			$2,413.4

Net yield on interest-earning assets			4.05%			4.11%

Provision for Loan Losses

The provision for loan losses was $5.8 million for the first nine months of 2003 and $4.8 million for the same period of 2002. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on probable losses in the loan portfolio. Also affecting the amount of provision expense is loan growth, portfolio composition and trends within risk ratings.

Credit quality indicators are important factors in determining the amount of provision expense. Nonperforming loans to total loans was 0.47% at September 30, 2003 compared to 0.29% at December 31, 2002 and 0.46% at September 30, 2002. Net charged-off loans were $4.2 million and $3.6 million for the first nine months of 2003 and 2002, respectively. Also affecting the amount of provision expense are the amount and types of loan growth and portfolio composition. Most of the non-merger related loan growth in 2003 and 2002 is attributable to larger-sized commercial loans, which present an inherently higher risk than other types of loans in the portfolio.

Noninterest Income

Noninterest income, excluding security gains, increased $3.0 million or 16% in the first nine months of 2003 as compared to the same period of 2002. Increases included $0.9 million or 15% in service charges and fees, $0.7 million or 31% in insurance and $1.4 million or 23% in other income. Security gains decreased $2.3 million in the first nine months of 2003 as compared to the same period of 2002.

The $0.9 million increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed and to manage closely the collection of these fees. Also positively affecting this period's service charges on deposit accounts were the addition of deposit customers from the Peoples acquisition. The $0.7 million increase in insurance is primarily attributable to the acquisition of Evergreen Insurance in the third quarter of 2002. The $1.4 million increase in other income was primarily related to higher performance levels for mortgage banking.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

S&T recognized $3.3 million of gains on available for sale equity securities in the first nine months of 2003 as compared to $5.6 million in the same period of 2002. The equity security gains were taken on available for sale securities in the first nine months of 2003 and 2002 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented and to reduce the holdings of corporate debt securities. Unrealized gains, net of unrealized losses, in the available for sale equity portfolio totaled $27.8 million at September 30, 2003.

Noninterest Expense

Noninterest expense increased by $5.1 million or 14% during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Staff expense increased $3.3 million or 17% primarily attributable to higher medical and pension costs, and higher staffing levels required to implement new initiatives in fee based business lines and from the Evergreen and Peoples acquisitions. Average full-time equivalent staff was 765 at September 30, 2003 and 689 at September 30, 2002. Occupancy expense increased $0.4 million or 9% for the nine months ended September 30, 2003 as compared to the same period of 2002 and data processing expense increased $0.3 million or 12% for the nine months ended September 30, 2003 as compared to the same period of 2002, reflecting the increased size of S&T's infrastructure following the two acquisitions in 2002. Other expense increased $1.1 million or 10%. These increases reflect the normal changes due to increased activity levels. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, was 42% at September 30, 2003 and 2002, respectively. Tax-exempt income on a fully-taxable equivalent basis using the statutory corporate income tax rate of 35% was $2.7 million and $2.3 million for the nine months ended September 30, 2003 and 2002, respectively.

Federal Income Taxes

Federal income tax expense increased $1.5 million for the nine months ended September 30, 2003 as compared to the same period of 2002. The effective tax rate for the first nine months of 2003 was 29% and 28% in 2002, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income, low income housing tax credits and the defined contribution retirement plan dividend deduction which became effective in the first quarter of 2002.

Three months ended September 30, 2003 compared to Three months ended September 30, 2002

Net Income

Net income was $13.3 million or $0.50 per share diluted earnings in the third quarter of 2003 compared to $12.4 million or $0.46 per share diluted earnings for the same period of 2002.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $1.6 million or 6% in the third quarter of 2003 compared to the same period of 2002. The significant cause of this increase in net interest income was an increase of $320.8 million of average earning assets, primarily from the Peoples acquisition. The Peoples acquisition added approximately $60.0 million of investment securities, $237.4 million of loans and $293.0 million of deposits at the time of merger in September of 2002. Net interest margin on a fully taxable equivalent basis was 3.87% for the third quarter of 2003, as compared to 4.13% for the same period of 2002. The decrease in the net interest margin is primarily due to significant loan refinancing activities and accelerated repayments in mortgage-backed securities during a period of historically low interest rates. This affect to net interest income was offset through higher earning asset volumes and the growth in net free funds.

S&T BANCORP, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS
	Three Months Ended September 30,
	2003			2002
	(dollars in thousands)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans	$2,044.2	$30.8	5.98%	$1,770.3	$30.7	6.88%
Securities/Other	658.6	7.0	4.23%	611.7	7.9	5.13%
Total interest-earning assets	2,702.8	37.8	5.57%	2,382.0	38.6	6.44%
Noninterest-earning assets	185.6			128.5
TOTAL	$2,888.4			$2,510.5
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW/money market/savings	$781.3	$0.9	0.47%	$662.3	$1.6	0.95%
Time deposits	784.2	6.2	3.16%	761.7	7.8	4.06%
Borrowed funds < 1 year	319.1	0.9	1.08%	208.3	0.9	1.65%
Borrowed funds > 1 year	266.1	3.4	5.07%	230.6	3.5	6.13%
Total interest-bearing liabilities	2,150.7	11.4	2.14%	1,862.9	13.8	2.95%
Noninterest-bearing liabilities:
Demand deposits	361.7			287.4
Shareholders' equity/Other	376.0			360.2
TOTAL	$2,888.4			$2,510.5

Net yield on interest-earning assets			3.87%			4.13%

Provision for Loan Losses

The provision for loan losses was $1.5 million in the third quarter of 2003 and $2.3 million for the same period of 2002. Net loan charge-offs totaled $1.3 million for the third quarter of 2003 compared to $2.6 million for the same period of 2002. The third quarter net charge-offs included two commercial loans in the food processing and automotive sales industries that were considered in the determination of the prior period allowance for loan losses. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that could have an impact on inherent losses in the loan portfolio. Also affecting the amount of provision expense is loan growth, portfolio composition and trends within risk ratings.

Credit quality indicators are important factors in determining the amount of provision for loan losses. Nonperforming loans to total loans was 0.47% at September 30, 2003 compared to 0.29% at December 31, 2002 and 0.46% at September 30, 2002. Net charged-off loans were $1.3 million and $2.6 million for the third quarter of 2003 and 2002, respectively. Also affecting the provision for loan losses is the amount and types of loan growth and portfolio composition. Most of the non-merger related loan growth in 2003 and 2002 is attributable to larger commercial loans, which present an inherently higher risk than other types of loans in the portfolio.

Noninterest Income

Noninterest income, excluding security gains, increased $1.4 million or 20% in the third quarter of 2003 as compared to 2002. Increases included $0.1 million or 4% in service charges, $0.1 million or 9% in insurance and $1.2 million or 54% in other income. Security gains decreased $1.1 million in the third quarter of 2003 as compared to the same period of 2002.

The $0.1 million increase in service charges on deposit accounts was primarily the result of management's continual effort to implement reasonable fees for services performed and to manage closely the collection of these fees. The $0.1 million increase in insurance is primarily attributable to the acquisition of Evergreen in the third quarter of 2002. The increase of $1.2 million in other income was primarily related to higher performance levels for mortgage banking. Included in mortgage banking income for the third quarter of 2003 is a $0.6 million reduction in the valuation allowance for residential mortgage servicing rights as a result of favorable changes in mortgage pricing during the quarter. Increases in long and intermediate term interest rates during the third quarter significantly reduced the prepayment speeds in the $157.2 million serviced loan portfolio. Noninterest income areas continue to be the focus of several strategic initiatives and product enhancements that were implemented in order to expand these sources of revenue.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

S&T recognized $1.1 million of gains on available for sale securities in the third quarter of 2003 as compared to $2.2 million in the same period of 2002. The equity security gains were taken on available for sale securities in the third quarter of 2003 and 2002 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented. Included in gains on available for sale securities for the third quarter of 2003 is $0.4 million related to appreciated equity securities donated to the S&T Charitable Foundation. Unrealized gains, net of unrealized losses, in the available for sale equity portfolio totaled $27.8 million at September 30, 2003.

Noninterest Expense

Noninterest expense increased $1.4 million or 11% in the third quarter of 2003 as compared to the third quarter of 2002. Staff expense increased $1.4 million or 21% and primarily attributable to higher medical and pension costs, and higher staffing levels required to implement new initiatives in fee based business lines and the Evergreen and Peoples acquisitions. Other expense increased $0.1 million or 2%. These increases reflect the normal changes due to increased activity levels and larger organizational size following the two acquisitions in 2002, the aforementioned charitable contribution, offset by $0.6 million of acquisition expenses incurred in the third quarter of 2002. Occupancy expense decreased $0.1 million or 4% as compared to the same period of 2002, primarily as a result of a gain on the disposition of a branch building.

Federal Income Taxes

Federal income tax expense increased $0.3 million in the third quarter of 2003 as compared to the third quarter of 2002. The effective tax rate for the third quarter of 2003 and 2002 was approximately 28% and 29%, respectively, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income, low income housing tax credits and the donation of appreciated equity securities.

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

CONTROLS AND PROCEDURES
Item 4.

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of S&T's management, including the CEO and CFO, of the effectiveness of the design and operation of S&T's disclosure controls and procedures. Based on that evaluation, S&T's management, including the CEO and CFO, concluded that S&T's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in S&T's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings
Not Applicable
Item 2.	Changes in Securities and Use of Proceeds
Not Applicable
Item 3.	Defaults Upon Senior Securities
Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders
Not Applicable
Item 5.	Other Information
Not Applicable
Item 6.	Exhibits and Reports on Form 8-K
(a) The following exhibits are filed herewith.
Exhibit 31 Certifications of the Chief Executive Officer and Chief Financial Officer

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James C. Miller, Chief Executive Officer and Robert E. Rout, Chief Financial Officer

OTHER INFORMATION - continued
(b)	Reports on Form 8-K

Form 8-K dated October 21, 2003

S&T Bancorp, Inc. today announced record earnings for the quarter and year-to-date 2003. Diluted earnings per share increased 9 percent to $0.50 from $0.46 in the third quarter of 2002. Net income increased 7 percent to $13.3 million from $12.4 million in the third quarter of 2002. The higher performance level of earnings per share as compared to net income is attributed to stock repurchases during the last 12 months.

For the nine months ending September 30, 2003, net income totaled $38.6 million and diluted earnings per share were $1.45, compared to $35.7 million of net income and $1.33 diluted earnings per share for the nine months ending September 30, 2002.

Form 8-K dated August 29, 2003

Officials of S&T Bancorp, Inc. today announced that James C. Miller, President and CEO, has entered into a plan pursuant to Rule 10b5-1 under the Securities and Exchange Act of 1934 to sell up to 70,000 shares of S&T Bancorp, Inc. common stock. These shares are issuable upon exercise of certain stock options that were issued to Mr. Miller in 1994-1996. Following the planned sales, Mr. Miller will continue to hold options to purchase 130,000 shares of S&T Bancorp, Inc. common stock. In addition, Mr. Miller and his immediate family will continue to own, directly or indirectly, more than 50,000 shares of S&T Bancorp, Inc. common stock. This 10b5-1 plan was established by Mr. Miller as part of his personal financial planning.

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
S&T Bancorp, Inc.
(Registrant)
Date: November 13, 2003	/s/ Robert E. Rout
Robert E. Rout
Executive Vice President, Secretary and Chief Financial Officer