Form 10-K
period 2003-12-31
S&T BANCORP INC
filed 2004-03-15
CIK 719220

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2003
Commission file number 1-12508
S&T BANCORP, INC. (Exact name of registrant as specified in its charter)
Pennsylvania (State or other jurisdiction of incorporation of organization)	25-1434426 (IRS Employer Identification No.)
43 South Ninth Street, Indiana, PA (Address of principal executive offices)	15701 (Zip Code)
Registrant's telephone number, including area code	(800) 325-2265
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $2.50 per share (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes     X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229-405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.{    } Yes     X              No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                   Yes     X              No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 26, 2004: Common Stock, $2.50 par value - $744,095,933
The number of shares outstanding of the issuer's classes of common stock as of February 26, 2004: Common Stock, $2.50 par value - 26,710,034 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders report for the year ended December 31, 2003 are incorporated by reference into Part II.
Portions of the proxy statement for the annual shareholders meeting to be held April 19, 2004 are incorporated by reference into Part III.

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

     As of December 31, 2003, S&T had $2.9 billion in total assets, $333 million in total shareholder's equity and $2.0 billion in total deposits. The Federal Deposit Insurance Corporation ("FDIC") insures deposits fully provided by law.

     Total trust assets were approximately $1.0 billion at December 31, 2003. Trust services include services as executor and trustee under wills and deeds, as guardian and custodian of employee benefit trusts and brokerage services.

     S&T Bank is a full service bank with its Main Office at 800 Philadelphia Street, Indiana, Pennsylvania, providing service to its customers through a branch network of 49 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania.

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

     S&T Bank has three wholly owned subsidiaries, S&T Insurance Group, LLC, S&T Bancholdings, Inc. and S&T Professional Resources Group, LLC. In May 2002, S&T Professional Resources Group, LLC was formed to market software developed by S&T. In August 2002, S&T Bancholdings, Inc. was formed as an investment holding company. In August 2002, S&T Bank acquired Evergreen Insurance Associates, Inc., a multi-line insurance agency with a client base of approximately 2,000 customers in Pennsylvania, Maryland and West Virginia. Evergreen Insurance Associates, Inc. was merged into Evergreen Insurance, LLC, a wholly owned subsidiary of S&T Insurance Group, LLC.

Employees

     As of December 31, 2003, S&T Bank and subsidiaries had 767 full-time equivalent employees. S&T provides a variety of employment benefits and considers its relationship with its employees to be good.

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

Item 1.  BUSINESS - continued

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

     S&T is presently engaged in nonbanking activities through the following three entities: S&T Investment Company, Inc., Commonwealth Trust Credit Life Insurance Company ("CTCLIC") and S&T Insurance Group, LLC. S&T Investment Company, Inc. was formed in June 1988 to hold and manage a group of investments previously owned by S&T Bank and to give S&T additional latitude to purchase other investments. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC distributes high-quality life insurance and long-term disability income insurance products. During 2002, S&T Insurance Group, LLC expanded into the property and casualty insurance business with the acquisition of Evergreen Insurance, LLC.

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

Item 1.  BUSINESS - continued

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

     In addition to deposit insurance fund assessments, beginning in 1997 the FDIC assessed BIF-assessable and Savings Association Insurance Fund ("SAIF")-assessable deposits to fund the repayment of debt obligations of the Financing Corporation ("FICO"). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2003, the current annualized rate established by the FDIC for both BIF-assessable and SAIF-assessable deposits was 1.52 basis points (hundredths of one percent).

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

Capital

     The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, S&T and S&T Bank each generally is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit), of 8.00 percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance ("Tier 2 capital") and, together with Tier 1 capital, ("Total capital"). At December 31, 2003, S&T's Tier 1 and Total capital ratios

Item 1.  BUSINESS - continued

were 10.56 percent and 12.39 percent, respectively, and the ratios of Tier 1 capital and Total capital to total risk-adjusted assets for S&T Bank were 9.93 percent and 11.33 percent, respectively.

In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to three percent for bank and bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing significant growth or expansion. All other banks and bank holding companies will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. S&T's leverage ratio at December 31, 2003 was 9.16 percent, and S&T Bank's leverage ratio was 8.63 percent.

     Both the Federal Reserve Board's and the FDIC's risk-based capital standards explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has issued additional capital guidelines for certain bank holding companies that engage in trading activities. S&T does not believe that consideration of these additional factors will affect the regulators' assessment of S&T's or S&T Bank's capital position.

Payment of Dividends

     S&T is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of the revenues of S&T result from amounts paid as dividends to S&T by S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. S&T does not expect that any of these laws, regulations or policies will materially influence its ability or the ability of S&T Bank to pay dividends. During the year ended December 31, 2003, S&T Bank paid $27.0 million in cash dividends to S&T.

Other Safety and Soundness Regulations

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized", as defined by the law. Under regulations established by the federal banking agencies, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6 percent, a Total capital ratio of at least 10 percent and a leverage ratio of at least 5 percent and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4 percent, a Total capital ratio of at least 8 percent and a leverage ratio of at least 4 percent, or 3 percent in some cases. As of December 31, 2003, S&T Bank was classified as "well capitalized". The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions and is not intended to be, and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.

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

Item 1.  BUSINESS - continued

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

Interstate Banking and Branching

     The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nation-wide and state-imposed deposit concentration limits. S&T Bank has the ability, subject to certain restrictions, including state opt-out provisions, to acquire by acquisition or merger, branches of banks located outside of Pennsylvania, its home state. The establishment of de novo interstate branches is also possible in those states where expressly permitted. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

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

Item 1.  BUSINESS - continued

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as S&T, with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws.

Item 1.  BUSINESS - continued

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     The following discussion and analysis is presented so that shareholders may review in further detail the financial condition and results of operations of S&T. This discussion and analysis should be read in conjunction with the consolidated financial statements, selected financial data and management's discussion and analysis of financial condition and results of operations incorporated by reference from the S&T Bancorp, Inc. 2003 annual report. References to assets and liabilities and changes thereto represent daily average balances for the periods discussed, unless otherwise noted.

     Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Interest on loans to and obligations of state, municipalities and other public entities is not subject to federal income tax. As such, the stated (pre-tax) yield on these assets is lower than the yields on taxable assets of similar risk and maturity. In order to make the pre-tax income and resultant yields comparable to taxable loans and investments, a taxable equivalent adjustment was added to interest income in the tables below. This adjustment has been calculated using the U.S. federal statutory corporate income tax rate of 35% for 2003, 2002 and 2001. The following table demonstrates the amount that has been added to interest income per the summary of operations:

	Year Ended December 31
	2003	2002	2001
	(in thousands of dollars)
Interest income per consolidated statements of income	$151,460	$151,160	$166,702
Adjustment to fully taxable equivalent basis	3,675	2,976	2,938
Interest income adjusted to fully taxable equivalent basis	155,135	154,136	169,640
Interest expense	47,066	56,300	76,713
Net interest income adjusted to fully taxable equivalent basis	$108,069	$97,836	$92,927

Item 1. BUSINESS - Continued

Average Balance Sheet and Net Interest Income Analysis

	December 31
	2003			2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(in thousands of dollars)
Loans (1)(2)	$2,034,670	$126,535	6.22%	$1,759,018	$122,769	6.98%	$1,639,946	$135,670	8.27%
Taxable investment securities	584,024	25,888	4.43%	593,238	30,237	5.10%	544,042	31,876	5.86%
Tax-exempt investment securities(2)	55,311	2,711	4.90%	19,119	1,123	5.87%	10,625	873	8.22%
Interest-earning deposits with banks	192	1	0.52%	90	4	4.44%	87	6	6.90%
Federal funds sold	40	-	-%	171	3	1.75%	27,912	1,215	4.35%
Total interest-earning assets (3)	2,674,237	155,135	5.80%	2,371,636	154,136	6.50%	2,222,612	169,640	7.63%
Noninterest-earning assets:
Cash and due from banks	49,209			41,061			37,031
Premises and equipment, net	22,927			21,817			20,821
Other assets	138,978			97,369			80,095
Less allowance for loan losses	(31,117)			(28,625)			(28,286)
	$2,854,234			$2,503,258			$2,332,273
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
NOW/Money market accounts	$568,869	$3,772	0.66%	$494,757	$4,846	0.98%	$446,701	$10,667	2.39%
Savings deposits	203,633	944	0.46%	169,988	1,494	0.88%	146,735	2,283	1.56%
Time deposits	803,323	26,502	3.30%	767,455	32,357	4.22%	748,630	40,226	5.37%
Federal funds purchased	181,259	2,340	1.29%	76,186	1,401	1.84%	7,481	187	2.49%
Securities sold under agreements to repurchase	146,091	1,567	1.07%	123,820	1,690	1.36%	72,284	2,268	3.14%
Long-term borrowings	228,963	11,941	5.22%	236,181	14,512	6.14%	333,636	21,082	6.32%
Total interest-bearing liabilities (3)	2,132,138	47,066	2.21%	1,868,387	56,300	3.01%	1,755,467	76,713	4.37%
Noninterest-bearing liabilities:
Demand deposits	347,042			282,104			234,519
Other	56,071			51,849			50,214
Shareholders' equity	318,983			300,918			292,073
	$2,854,234			$2,503,258			$2,332,273

Net interest income		$108,069			$97,836			$92,927
Net yield on interest-earning assets			4.04%			4.13%			4.18%

(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a fully taxable equivalent basis, including the dividend-received deduction for equity securities, using the statutory federal corporate income tax rate of 35% for 2003, 2002 and 2001.
(3) Yields are calculated using historical cost basis.

Item 1.  BUSINESS - Continued

The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2003 Compared to 2002 Increase (Decrease) Due to (1)			2002 Compared to 2001 Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands of dollars)
Interest earned on:
Loans (2)	$19,239	$(15,473)	$3,766	$9,851	$(22,752)	$(12,901)
Taxable investment securities	(470)	(3,879)	(4,349)	3,826	(5,465)	(1,639)
Tax-exempt investment securities (2)	2,126	(538)	1,588	698	(448)	250
Interest-earning deposits	5	(8)	(3)	0	(2)	(2)
Federal funds sold	(2)	(1)	(3)	(1,208)	(4)	(1,212)
Total interest-earning assets	$20,898	$(19,899)	$999	$13,167	$(28,671)	$(15,504)
Interest paid on:
NOW/Money market accounts	$726	$(1,800)	$(1,074)	$1,148	$(6,969)	$(5,821)
Savings deposits	296	(846)	(550)	362	(1,151)	(789)
Time deposits	1,512	(7,367)	(5,855)	1,012	(8,881)	(7,869)
Federal funds purchased	1,932	(993)	939	1,717	(503)	1,214
Securities sold under agreements to repurchase	304	(427)	(123)	1,253	(1,831)	(578)
Long-term borrowings	(444)	(2,127)	(2,571)	(5,816)	(754)	(6,570)
Total interest-bearing liabilities	$4,326	$(13,560)	$(9,234)	$(324)	$(20,089)	$(20,413)
Change in net interest income	$16,572	$(6,339)	$10,233	$13,491	$(8,582)	$4,909

(1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)  Tax-exempt income is on a fully taxable equivalent basis using the statutory federal corporate income tax rate of 35% for 2003, 2002 and 2001.

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

     The schedule below presents S&T's interest rate sensitivity at December 31, 2003 using gap analysis. The gap and cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. ALCO policy guidelines for cumulative gap in the six and twelve month time frames, annually approved by the S&T Board of Directors, is currently a range of 0.85 to 1.15. Management believes this range provides an acceptable and manageable level of interest rate risk for S&T. Significant to gap analysis is the expected rate of asset prepayment, calls on securities and the behavior of depositors during periods of changing interest rates. For example, in periods of declining interest rates, borrowers can be expected to accelerate loan prepayments and refinancing; depositors will tend to hold those certificates of deposits with rates higher than the then current market rate. Conversely, in a rising interest rate scenario, borrower refinancing and prepayments typically decrease, while deposit shifting and early withdrawals tend to accelerate as depositors position funds to earn higher yields.

Item 1.  BUSINESS - Continued

     ALCO continually monitors these historical behavior patterns through periods of changing interest rates, and uses this information to develop loan prepayments and decay rates for Core Deposits (demand, NOW, savings). The gap analysis below incorporates a flat rate scenario, and the following significant assumptions:

Monthly loan prepayments above contractual requirements
3 year ARM - Commercial Real Estate	2.25%
5 year ARM - Commercial Real Estate	3.00%
Fixed Rate - Commercial Real Estate	1.50%
Residential Real Estate	3.75%
Other Installment Loans	2.50%
Deposit behavioral pattern/decay rate assumptions
NOW and Savings - Year #1	25.00%
NOW and Savings - Year #2	25.00%
NOW and Savings - beyond Year #2	50.00%
Money market pricing is indexed and tiered to market interest rates.	NA
S&T has not historically experienced fluctuations in demand deposit balances during periods of interest rate fluctuations.	NA

Interest Rate Sensitivity December 31, 2003 (in thousands of dollars)
GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
Repricing Assets:
Cash/Due From Banks	$-	$-	$-	$52,361
Securities	67,075	59,547	72,135	412,326
Net Loans	1,130,929	210,768	298,034	429,411
Other Assets	-	-	-	167,686
Total	$1,198,004	$270,315	$370,169	$1,061,784
Repricing Liabilities:
Demand	$-	$-	$-	$382,364
NOW	22,540	22,540	45,080	90,157
Money Market	384,766	-	-	-
Savings/Clubs	25,118	25,118	50,238	100,475
Certificates	250,760	123,422	195,943	243,732
Repos & Short-term Borrowings	432,020	-	-	-
Long-term Borrowings	25,000	30,540	28,275	33,118
Swaps	25,000	-	(25,000)	-
Other Liabilities/Equity	-	-	-	389,066
Total	$1,165,204	$201,620	$294,536	$1,238,912
Gap	$32,800	$68,695	$75,633	($177,128)
Cumulative GAP	$32,800	$101,495	$177,128	$-

Rate Sensitive Assets/Rate Sensitive Liabilities	Current Month	Policy Guideline	Immediate Core Deposit Repricing
Cumulative 6 months	1.03	.85-1.15	0.80
Cumulative 12 months	1.07	.85-1.15	0.90

Item 1.  BUSINESS - Continued

     S&T's one-year gap position at December 31, 2003 is asset sensitive. Asset sensitive means that more assets than liabilities of S&T will reprice during the measured timeframes. The implications of an asset sensitive position will differ depending upon the current trend of market interest rates.

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

     Gap analysis usefulness as a measurement of interest rate risk is limited because the time period measured is static. Simulation provides a more dynamic modeling tool for interest rate risk because this technique can incorporate future assumptions about interest rates, volume fluctuations and customer behaviors. ALCO uses simulation to measure changes in net interest income during a 2%, plus or minus, change in current market interest rates (Rate Shock Analysis). Current ALCO policy guidelines require that declines in forecasted annual pretax earnings do not exceed 3% because of Rate Shock Analysis.

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

     Risks associated with various securities portfolios are managed and monitored by investment policies annually approved by the S&T Board of Directors, and administered through ALCO and the Treasury function of S&T Bank. As of December 31, 2003, management is not aware of any risk associated with securities that would be expected to have a significant, negative effect to S&T's statement of condition or statement of operations.

Item 1.  BUSINESS - Continued

     The following table sets forth the carrying amount of securities at the dates indicated:

	December 31
	2003	2002	2001
	(in thousands of dollars)
Available for Sale
Marketable equity securities	$72,591	$71,819	$112,312
Obligations of U.S. government corporations and agencies	325,903	286,739	188,111
Collateralized mortgage obligations of U.S. government corporations and agencies	44,251	156,784	151,794
Mortgage-backed securities	45,769	15,828	24,924
U.S. treasury securities	5,744	6,130	6,113
Obligations of states and political subdivisions	67,539	31,004	12,519
Corporate securities	21,464	43,684	66,075
Other securities	27,557	28,795	16,602
TOTAL	$610,818	$640,783	$578,450
Held to Maturity
Obligations of states and political subdivisions	$265	$381	$6,815
TOTAL	$265	$381	$6,815

      The following table sets forth the maturities of securities at December 31, 2003, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of debt securities and estimated prepayment rates on mortgage-backed securities). Tax-equivalent adjustments (using a 35% federal income tax rate) for 2003 have been made in calculating yields on obligations of states and political subdivisions.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	(in thousands of dollars)
Available for Sale
Marketable equity securities									$72,591
Obligations of U.S. government corporations and agencies	$75,982	3.67%	$187,171	4.33%	$62,750	4.80%
Collateralized mortgage obligations of U.S. government corporations and agencies	9,411	4.83%	28,223	4.59%	6,617	4.67%
Obligations of states and political subdivisions	2,287	4.62%	56,464	4.79%	8,788	5.07%
Mortgage-backed securities	6,184	5.29%	15,745	4.83%	11,260	4.60%	12,580	4.67%
U.S. treasury securities			5,744	7.77%
Corporate securities	4,095	5.94%	17,369	6.74%
Other securities									27,557
TOTAL	97,959		$310,716		$89,415		$12,580		$100,148
Weighted Average Rate		4.00%		4.66%		4.79%		4.67%
Held to Maturity
Obligations of states and political subdivisions	$265	8.31%
TOTAL	$265
Weighted Average Rate		8.31%

Item 1.  BUSINESS - Continued

Loan Portfolio

     the following table shows S&T's loan distribution at the end of each of the last five years:

	December 31
	2003	2002	2001	2000	1999
	(in thousands of dollars)
Domestic Loans:
Commercial, mortgage and industrial	$1,328,378	$1,169,138	$1,016,113	$936,313	$830,847
Real estate - construction	193,874	191,927	115,825	113,856	94,786
Real estate - mortgage	499,661	541,102	430,261	465,779	466,881
Installment	78,707	96,726	80,569	89,076	103,763
TOTAL LOANS	$2,100,620	$1,998,893	$1,642,768	$1,605,024	$1,496,277

     The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 2003. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(in thousands of dollars)
Commercial, mortgage and industrial	$520,687	$499,399	$308,292	$1,328,378
Real estate - construction	45,385	98,750	49,739	193,874
	$566,072	$598,149	$358,031	$1,522,252
Fixed interest rates		$102,568	$50,879
Variable interest rates		495,581	307,152
		$598,149	$358,031

Item 1.  BUSINESS - Continued

Nonaccrual, Past Due and Restructured Loans

    The following table summarizes S&T's nonaccrual, past due and restructured loans:

	December 31
	2003	2002	2001	2000	1999
	(in thousands of dollars)
Nonaccrual loans	$9,120	$5,831	$8,253	$2,897	$2,987
Accruing loans past due 90 days or more	$-	$-	$-	$-	$-

     At December 31, 2003, $9,120,000 of nonaccrual loans were secured. Interest income that would have been recorded under original terms totaled $546,518. No interest income was accrued on these loans. It is S&T's policy to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. At December 31, 2003, there were $3,392,000 of impaired loans that were on nonaccrual. There are no foreign loan amounts required to be included in this table. There were no restructured loans in the periods presented.

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

     Amounts are added to the allowance for loan losses through a charge to current earnings through the provision for loan losses, based upon management's assessment about the adequacy of the allowance for loan losses for probable loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the high and average historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Economic factors consider the level of S&T's historical charge-offs that have occurrence within the credits economic life cycle. Management also assesses other subjective factors such as economic conditions and business trends, concentrations, growth and composition of the loan portfolio and effectiveness of the Loan Administration Department.

     Significant to this analysis and assessment is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to our continuing growth, many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current economic factors and trends in risk ratings are considered in the determination of the allowance for loan losses. During 2003, the risk rating analysis of the portfolio remained relatively stable.

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

     The allowance for loan losses considered management's assessment of the factors noted above along with the growth in the loan portfolio. The additions to the allowance charged to operating expense has maintained the allowance as a percent of loans at the following levels at the end of each year presented below:

Year Ended December 31
2003	2002	2001	2000	1999
1.50%	1.51%	1.64%	1.71%	1.81%

     S&T has considered impaired loans in its determination of the allowance for loan losses. The allowance for loan losses for all impaired loans was zero at December 31, 2003 and 2002.

     Asset quality is a major corporate objective at S&T. Based on the evaluation of loan quality and assessment of risk characteristics, management believes that the allowance for loan losses is adequate to absorb probable loan losses.

     This table summarizes S&T's loan loss experience for each of the five years ended December 31:

	Year Ended December 31
	2003	2002	2001	2000	1999
	(in thousands of dollars)
Balance at January 1:	$30,138	$26,926	$27,395	$27,134	$26,677
Charge-offs:
Commercial, mortgage and industrial	5,208	6,131	4,728	6,327	4,270
Real estate - mortgage	905	588	912	864	913
Installment	1,193	1,102	1,299	1,809	1,819
	7,306	7,821	6,939	9,000	7,002
Recoveries:
Commercial, mortgage and industrial	624	1,118	643	4,450	2,483
Real estate - mortgage	384	349	404	394	495
Installment	338	345	423	417	481
	1,346	1,812	1,470	5,261	3,459
Net charge-offs	5,960	6,009	5,469	3,739	3,543
Provision for loan losses	7,300	7,800	5,000	4,000	4,000
Loan loss reserve acquired in acquisition	-	1,421	-	-	-
Balance at December 31:	$31,478	$30,138	$26,926	$27,395	$27,134
Ratio of net charge-offs to average loans outstanding	0.29%	0.34%	0.33%	0.24%	0.25%

Item 1.  BUSINESS - Continued

     This table shows allocation of the allowance for loan losses as of the end of each of the last five years:

	December 31
	2003		2002		2001		2000		1999
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(in thousands of dollars)
Commercial, mortgage and industrial	$27,789	63%	$26,661	58%	$22,954	62%	$18,835	58%	$20,147	56%
Real estate-construction	0	9%	0	10%	0	7%	0	7%	0	6%
Real estate-mortgage	559	24%	685	27%	744	26%	845	29%	868	31%
Installment	3,009	4%	2,676	5%	3,124	5%	2,766	6%	2,541	7%
Unallocated	121	0%	116	0%	104	0%	4,949	0%	3,578	0%
TOTAL	$31,478	100%	$30,138	100%	$26,926	100%	$27,395	100%	$27,134	100%

Deposits

     The daily average amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(in thousands of dollars)
Noninterest-bearing demand deposits	$347,042		$282,104		$234,519
NOW/Money market accounts	568,870	0.66%	494,757	0.98%	446,701	2.39%
Savings deposits	203,633	0.46%	169,988	0.88%	146,735	1.56%
Time deposits	803,323	3.30%	767,455	4.22%	748,630	5.37%
TOTAL	$1,922,868		$1,714,304		$1,576,585

Item 1.  BUSINESS - Continued

     Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2003, are summarized as follows:

(in thousands of dollars)
Three months or less	$42,754
Over three through six months	26,049
Over six through twelve months	18,320
Over twelve months	75,802
TOTAL	$162,925

Return on Equity and Assets

     The table below shows consolidated operating and capital ratios of S&T for each of the last three years:

	Year Ended December 31
	2003	2002	2001
Return on average assets	1.81%	1.94%	2.03%
Return on average equity	16.23%	16.15%	16.19%
Dividend payout ratio	51.62%	53.39%	51.18%
Equity to asset ratio	11.47%	10.84%	12.44%

Item 1.  BUSINESS - Continued

Short-Term Borrowings

     The following table shows the distribution of S&T's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
(in thousands of dollars)
Balance at December 31: 2003 2002 2001	$432,020 $319,388 $152,282
Weighted average interest rate at year end: 2003 2002 2001	1.10% 1.28% 1.50%
Maximum amount outstanding at any month's end: 2003 2002 2001	$453,504 $319,388 $160,103
Average amount outstanding during the year: 2003 2002 2001	$327,350 $200,006 $79,766
Weighted average interest rate during the year: 2003 2002 2001	1.19% 1.55% 3.08%

     S&T defines repurchase agreements with its retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

Item 2.  PROPERTIES

     S&T operates 49 banking offices in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson, Westmoreland and surrounding counties in Pennsylvania.

S&T owns land and banking offices at the following locations:

133 Philadelphia Street Armagh, PA 15920	205 East Market Street Blairsville, PA 15717	111 Resort Plaza Drive Blairsville, PA 15717	456 Main Street Brockway, PA 15824
256 Main Street Brookville, PA 15825	Route 36 & Interstate 80 Brookville, PA 15825	181 New Castle Road Butler, PA 16001	410 Main Street Clarion, PA 16214
650 Main Street Clarion, PA 16214	85 Greensburg Street Delmont, PA 15626	100 South Chestnut Street Derry, PA 15627	614 Liberty Boulevard DuBois, PA 15801
Coral Reef & Crooked Island Roads DuBois, PA 15801	35 West Scribner Avenue DuBois, PA 15801	200 Patchway Road Duncansville, PA 16635	420 Pleasantview Drive & Armstrong Street Ford City, PA 16226
323 Ford Street Ford City, PA 16226	701 East Pittsburgh Street Greensburg, PA 15601	34 North Main Street Homer City, PA 15748	2175 Route 286 South Indiana, PA 15701
800 Philadelphia Street Indiana, PA 15701	501 Philadelphia Street Indiana, PA 15701	Route 119 & Lucerne Road Lucernemines, PA 15754	4385 Old Wm. Penn Hwy Monroeville, PA 15146
4251 Old Wm. Penn Hwy Murrysville, PA 15668	363 Broad Street New Bethlehem, PA 16242	628 Broad Street New Bethlehem, PA 16242	12262 Frankstown Road Pittsburgh, PA 15235
301 Unity Center Road Pittsburgh, PA 15239	7660 Saltsburg Road Pittsburgh, PA 15239	539 West Mahoning St Punxsutawney, PA 15767	232 Hampton Avenue Punxsutawney, PA 15767
418 Main Street Reynoldsville, PA 15851	602 Salt Street Saltsburg, PA 15681	109 Grant Avenue Vandergrift, PA 15690	2190 Hulton Road Verona, PA 15147
100 South Fourth Street Youngwood, PA 15697

Land is leased where S&T owns the banking offices and remote ATM buildings at the following locations:

8th & Merle Street Clarion, PA 16214	840 Wood Street Gemmel Student Center Clarion, PA 16214	730 East Pittsburgh Street Greensburg, PA 15601	435 South Seventh Street Indiana, PA 15701
1107 Wayne Avenue Indiana, PA 15701	1176 Grant Street Indiana, PA 15701	523 Franklin Avenue Vandergrift, PA 15690

S&T leases land and banking offices at the following locations:

20001 Route 19 Suite B Cranberry Township, PA 16066	6700 Hollywood Blvd. Delmont, PA 15626	690 Shaffer Road Main Street Mall DuBois, PA 15801	Shaffer Road DuBois, PA 15801
Route 30 Westmoreland Mall Greensburg, PA 15601	324 North Fourth Street Indiana, PA 15701	2850 Route 286 South and Hospital Road Indiana, PA 15701	2550 Route 286 South Indiana, PA 15701
3100 Oakland Avenue Indiana, PA 15701	Route 268 Hilltop Plaza Kittanning, PA 16201	100 Colony Lane Suite B Latrobe, PA 15650	820 South Aiken Avenue Shadyside Village Pittsburgh, PA 15232
2388 Route 286 Holiday Park, PA 15239

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

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Stock Prices and Dividend Information on page 56 and Dividend and Loan Restrictions on page 48 of the Annual Report for the year ended December 31, 2003, are incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

     Selected Financial Data on page 56 and 57 of the Annual Report for the year ended December 31, 2003, is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on page 17 through 30 of the Annual Report for the year ended December 31, 2003, is incorporated herein by reference.

Item 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and Qualitative Disclosures about Market Risk on pages 26 and 27 of the Annual Report and pages 8 through 11 of this form 10-K for the year ended December 31, 2003, are incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, Report of Independent Auditors and Quarterly Selected Financial Data on pages 31 through 55 and page 57 of the Annual Report for the year ended December 31, 2003, are incorporated herein by reference.

Item 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

Item 9A.  CONTROLS AND PROCEDURES

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

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Election of Directors on pages 4 and 5 of the proxy statement of the April 19, 2004, annual meeting of shareholders, is incorporated herein by reference.

Executive Officers
Name	For the Corporation	Officer Since	Number of Shares Beneficially Owned (1)	Age
James C. Miller	President, Chief Executive Officer and Director	1983	211,961	58
Robert E. Rout	Executive Vice President, Chief Financial Officer and Secretary	1993	77,971	51
Todd D. Brice	Executive Vice President	2003	95,509	42
Edward C. Hauck	Executive Vice President	1991	48,219	51
Thomas E. Kiral	Executive Vice President	2002	17,691	43
David L. Krieger	Executive Vice President	1984	36,920	60
J. Jeffrey Smead	Executive Vice President	1992	55,413	52
Gregor T. Young IV	Executive Vice President	2000	37,971	48

(1)   May include shares held by spouse, other family members, as trustee or through a corporation, restricted stock awards and nonstatutory stock options vesting within 60 days of the date of this 10-K Report. The reporting person may disclaim beneficial ownership of such shares.

     Section 16(a) of the Exchange Act, requires our directors, executive officers and persons who own more than 10% of our outstanding stock to file reports of ownership and changes in ownership with the Securities and

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - continued

Exchange Commission. To our knowledge, based solely on our review of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-ten-percent shareholders were complied with during the year ended December 31, 2003, except for the following: Directors Grant and Grube did not file a Form 4 within two business days, and Executive Officer Todd Brice did not include a restricted stock grant on Form 3 within the ten days. These late filings were inadvertent.

Code of Ethics

We have adopted a code of ethics applicable to our principal executive officer and principal financial officer. The text of this code of ethics may be found on our web site at www.stbank.net. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

Item 11.  EXECUTIVE COMPENSATION

     Remuneration of Executive Officers on pages 7 and 8 of the proxy statement for the April 19, 2004, annual meeting of shareholders, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Principal Beneficial Owners of Common Stock on pages 2 and 3 of the proxy statement for the April 19, 2004, annual meeting of shareholders, is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2003 related to the equity compensation plans in effect at that time.

Plan category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders[1]	2,025,272	$23.93	0
Equity compensation plans not approved by shareholders	0	0	0
Total	2,025,272	$23.93	0

(1)Awards granted under the S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan (the "1992 Plan") and the 2003 Incentive Stock Plan (the "2003 Plan"). The 1992 Plan expired in 2002 and no further awards may be granted thereunder.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Management and Others on pages 10 and 11 of the proxy statement for April 19, 2004, annual meeting with shareholders, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Independent Public Accountants, Fees and Services on page 15 of the proxy statement for the April 19, 2004, annual meeting of shareholders, is incorporated herein by reference.

     All services provided by our independent auditors in 2003 were pre-approved by the Audit Committee of the Board (the"Committee"). The Committee is required to pre-approve all audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the independent auditor's independence. In addition, any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Committee. The Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Committee at its next scheduled meeting. The Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

	(a)	List of financial statements and financial statement schedules
(1)

The following Consolidated Financial Statements and Report of Independent Auditors of S&T Bancorp, Inc. and subsidiaries included in the annual report of the registrant to its shareholders for the year ended December 31, 2003, are incorporated by reference in Part II, Item 8:

			Page Reference
		Report of Ernst & Young LLP, Independent Auditors	55
		Consolidated Balance Sheets December 31, 2003 and 2002	31
		Consolidated Statements of Income Year ended December 31, 2003, 2002 and 2001	32
		Consolidated Statements of Changes in Shareholders' Equity Year ended December 31, 2003, 2002 and 2001	33
		Consolidated Statements of Cash Flows Year ended December 31, 2003, 2002 and 2001	34
		Notes to Consolidated Financial Statements December 31, 2003	35-54
		Quarterly Selected Financial Data	57
(2)	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.
(3)	Listing of Exhibits - See Item 14(c) below
	(b)	Reports on Form 8-K

PART IV Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Form 8-K dated December 15, 2003

S&T Bancorp, Inc. announced that its Board of Directors declared a $0.26 per share cash dividend payable on January 23, 2004 to shareholders of record on December 31, 2003. This represents a 4.0 percent increase over the dividend declared in December 2002 and a 3.5 percent annualized yield utilizing the December 15, 2003 closing stock price of $29.54. The Board of Directors also approved a share repurchase authorization of up to one million shares or approximately 4.0 percent of shares outstanding through year-end 2004.

Form 8-K dated August 29, 2003

Officials of S&T Bancorp, Inc. today announced that James C. Miller, President & CEO, has entered in to a plan pursuant to Rule 10b5-1 under the Securities and Exchange Act of 1934 to sell up to 70,000 shares of S&T Bancorp, Inc. common stock. These shares are issuable upon exercise of certain stock options that were issued to Mr. Miller in 1994-1996. Following the planned sales, Mr. Miller will continue to hold options to purchase 130,000 shares of S&T Bancorp, Inc. common stock. In addition, Mr. Miller and his immediate family will continue to own, directly or indirectly, more than 50,000 shares of S&T Bancorp, Inc. common stock. This 10b5-1 plan was established by Mr. Miller as part of his personal financial planning.

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

(3.6)	By-laws of S&T Bancorp, Inc., as amended, December 16, 2002, incorporated herein by reference.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K continued
(10.1)

S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 33-48549) dated March 24, 1998, incorporated herein by reference.*

*Management contract or compensatory plan.

(10.2)	S&T Bancorp, Inc. 2003 Incentive Stock Plan filed on Form S-8 Registration Statement (No. 333-111557) dated December 24, 2003, incorporated herein by reference.
(13)	Annual Report for the year ended December 31, 2003, pages 17-57, filed herewith.
(21)	Subsidiaries of the Registrant, filed herewith.
(23.1)	Consent of Ernst & Young LLP, Independent Auditors, filed herewith.
(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or Rule 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or Rule 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
/s/ James C. Miller James C. Miller, President and Chief Executive Officer (Principal Executive Officer)	03/15/04 Date
/s/ Robert E. Rout Robert E. Rout, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	03/15/04 Date

SIGNATURES - continued

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas A. Brice Thomas A. Brice, Director	03/15/04 Date	/s/ Frank W. Jones Frank W. Jones, Director	03/15/04 Date
/s/ James L. Carino James L. Carino, Director	03/15/04 Date	/s/ Joseph A. Kirk Joseph A. Kirk, Director	03/15/04 Date
/s/ John J. Delaney John J. Delaney, Director	03/15/04 Date	/s/ Samuel Levy Samuel Levy, Director	03/15/04 Date
/s/ Michael J. Donnelly Michael J. Donnelly, Director	03/15/04 Date	/s/ James C. Miller James C. Miller, President, Chief Executive Officer and Director	03/15/04 Date
/s/ Robert D. Duggan Robert D. Duggan, Chairman	03/15/04 Date	/s/ Alan Papernick Alan Papernick, Director	03/15/04 Date
/s/ William J. Gatti William J. Gatti, Director	03/15/04 Date	/s/ Myles D. Sampson Myles D. Sampson, Director	03/15/04 Date
/s/ Ruth M. Grant Ruth M. Grant, Director	03/15/04 Date	/s/ Charles A. Spadafora Charles A. Spadafora, Director	03/15/04 Date
/s/ Jeffrey D. Grube Jeffrey D. Grube, Director	03/15/04 Date	Christine J. Olson, Director	03/15/04 Date