Form 10-Q
period 2004-03-31
S&T BANCORP INC
filed 2004-05-07
CIK 719220

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2004
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To
Commission file number	0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	25-1434426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(zip code)
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
                                                                                                                                                     Yes  X          No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $2.50 Par Value - 26,520,759 shares as of May 05, 2004

INDEX S&T BANCORP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements
	Condensed consolidated balance sheets - March 31, 2004 and December 31, 2003	3
	Condensed consolidated statements of income - three months ended March 31, 2004 and 2003	4
	Condensed consolidated statements of cash flows - three months ended March 31, 2004 and 2003	5
	Notes to condensed consolidated financial statements	6-10
Item 2. Item 3. Item 4.	Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures about Market Risk Controls and Procedures	11-17 18 18
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18-19
	SIGNATURES	20

Page 2 S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2004 (unaudited)	December 31, 2003 (Note A)
	(000's omitted, except per share data)
ASSETS
Cash and due from banks	$44,489	$52,361
Securities:
Available for sale	592,496	610,818
Held to maturity (market value $265 at March 31, 2004 and $268 at December 31, 2003)	265	265
Total Securities	592,761	611,083
Loans, net of allowance for loan losses of $32,658 at March 31, 2004 and $31,478 at December 31, 2003	2,151,274	2,069,142
Premises and equipment	23,336	23,037
Goodwill	48,021	48,021
Other intangibles, net	5,324	5,455
Other assets	91,199	91,173
TOTAL ASSETS	$2,956,404	$2,900,272
LIABILITIES
Deposits:
Noninterest-bearing	$382,109	$382,364
Interest-bearing	1,595,221	1,579,889
Total Deposits	1,977,330	1,962,253
Securities sold under repurchase agreements	154,750	161,370
Long-term borrowings	116,933	116,933
Short-term borrowings	308,250	270,650
Other liabilities	60,046	56,348
TOTAL LIABILITIES	2,617,309	2,567,554
SHAREHOLDERS' EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value)
Authorized - 50,000,000 shares at March 31, 2004 and December 31, 2003
Issued - 29,714,038 shares at March 31, 2004 and December 31, 2003	74,285	74,285
Additional paid-in capital	22,528	22,386
Retained earnings	277,692	271,699
Accumulated other comprehensive income	29,086	27,185
Treasury stock (3,094,639 shares at March 31, 2004 and 3,061,627 at December 31, 2003)	(64,496)	(62,837)
TOTAL SHAREHOLDERS' EQUITY	339,095	332,718
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,956,404	$2,900,272

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended March 31,
	2004	2003
	(000's omitted except per share data)
INTEREST INCOME
Loans, including fees	$29,828	$31,860
Deposits with banks and federal funds sold	-	1
Investment securities:
Taxable	4,706	5,986
Tax-exempt	525	301
Dividends	537	1,170
Total Interest Income	35,596	39,318
INTEREST EXPENSE
Deposits	7,272	8,665
Securities sold under repurchase agreements	373	525
Short-term borrowings	855	542
Long-term borrowings	1,006	3,192
Total Interest Expense	9,506	12,924
NET INTEREST INCOME	26,090	26,394
Provision for loan losses	1,500	2,400
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,590	23,994
NONINTEREST INCOME
Security gains, net	1,520	1,005
Wealth management fees	1,517	1,295
Service charges on deposit accounts	2,232	2,192
Insurance	1,076	1,059
Other	2,048	2,162
Total Noninterest Income	8,393	7,713
NONINTEREST EXPENSE
Salaries and employee benefits	8,292	7,581
Occupancy, net	1,091	1,041
Furniture and equipment	629	796
Other taxes	632	600
Data processing	999	822
Other	3,094	3,342
Total Noninterest Expense	14,737	14,182
INCOME BEFORE INCOME TAXES	18,246	17,525
Income taxes	5,290	4,987
NET INCOME	$12,956	$12,538
PER COMMON SHARE
Net Income - Basic	$0.49	$0.47
Net Income - Diluted	$0.48	$0.47
Dividends	$0.26	$0.25
Average Common Shares Outstanding - Basic	26,687	26,515
Average Common Shares Outstanding - Diluted	26,951	26,722
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2004	2003
	(000's omitted)
Operating Activities
Net Income	$12,956	$12,538
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	2,400
Provision for depreciation and amortization	680	634
Net amortization of investment security premiums	675	771
Security gains, net	(1,520)	(1,005)
Deferred income taxes	30	(1,754)
Tax benefit from nonstatutory stock options exercised	282	7
Mortgage loans originated for sale	(8,553)	(17,528)
Proceeds from the sale of loans	8,722	17,852
Decrease in interest receivable	339	994
Increase (decrease) in interest payable	217	(183)
Decrease in other assets	199	2,191
Increase (decrease) in other liabilities	1,997	(119)
Net Cash Provided by Operating Activities	17,524	16,798
Investing Activities
Net increase of interest-earning deposits with banks	-	(105)
Proceeds from maturities of investment securities	-	31
Proceeds from maturities of securities available for sale	24,236	59,896
Proceeds from sales of securities available for sale	1,814	27,955
Purchases of securities available for sale	(4,083)	(89,314)
Net increase in loans	(83,800)	(28,359)
Purchases of premises and equipment	(891)	(416)
Net Cash Used in Investing Activities	(62,724)	(30,312)
Financing Activities
Net (decrease) increase in demand and savings deposits	(9,320)	27,146
Net increase (decrease) in certificates of deposit	24,398	(6,015)
Net (decrease) increase in repurchase agreements	(6,620)	1,067
Net increase (decrease) in short-term borrowings	37,600	(17,775)
Net proceeds from long-term borrowings	-	30,535
Net treasury stock activity	(1,800)	(6,638)
Cash dividends paid to shareholders	(6,930)	(6,657)
Net Cash Provided by Financing Activities	37,328	21,663
(Decrease) increase in Cash and Cash Equivalents	(7,872)	8,149
Cash and Cash Equivalents at Beginning of Period	52,361	50,258
Cash and Cash Equivalents at End of Period	$44,489	$58,407
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The condensed consolidated balance sheet as of December 31, 2003, has been extracted from the audited financial statements included in S&T's 2003 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2003.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in computing diluted earnings per share.

Components of comprehensive income for S&T Bancorp, Inc. and subsidiaries ("S&T") include net income and unrealized gains or losses on S&T's available-for-sale securities. During the three months ended March 31, 2004 and 2003, total comprehensive income amounted to $14,857,000, $11,438,000, respectively.

NOTE B - STOCK-BASED COMPENSATION

S&T accounts for stock options using the intrinsic value method. The following proforma information regarding net income and earnings per share assumes stock options had been accounted for under the fair value method and the estimated fair value of the options was amortized to expense over the vesting period. Compensation expense, net of related tax, of $247,000 and $155,000 for the three months ended March 31, 2004 and 2003, is included in the proforma net income as reported below.
	Three months ended March 31,
	2004	2003
(000's omitted, except per share data)
Proforma net income	$12,709	$12,383
Proforma earnings per share - Basic	$0.48	$0.47
Proforma earnings per share - Diluted	$0.47	$0.46

The fair value was estimated at the grant dates using a Black-Scholes option pricing model with the following assumptions at March 31, 2004 and March 31, 2003, respectively: risk-free interest rates of 3.27% and 3.03%; a dividend yield of 3.3% and 3.6%; volatility of the expected market price of S&T's common stock of .266 and .275; and a weighted-average expected life of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. S&T's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

On March 9, 2004, the Securities and Exchange Commission ("SEC") issued SAB 105, "Application of Accounting Principles to Loan Commitments" to inform registrants of the SEC Staff's view that the fair value of the recorded loan commitments, that are required to follow derivative accounting under Statement 133, Accounting for Derivative Instruments and Hedging Activities, should not consider the expected future cash flows related to the associated servicing of the future loan.

The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. S&T enters into such commitments with customers in connection with residential mortgage loan applications. S&T recognizes on its balance sheet the fair value of the outstanding commitments in accordance with SAB 105.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, Share-Based Payment, which is a proposed amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation. Generally, the approach in the Exposure Draft is similar to the approach described in Statement 123. However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. FASB expects to issue a final standard late in 2004 that would be effective for fiscal years beginning after December 15, 2004. S&T is currently assessing the impact of this pending guidance, but it does not expect the adoption to have a material effect on S&T's consolidated financial statements, based on the current level of stock options granted.

NOTE D - GOODWILL AND OTHER INTANGIBLES

S&T's balance sheet includes both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposit intangibles). Goodwill is periodically reviewed for impairment. Other intangibles are comprised of core deposit intangibles and other mortgage servicing assets.

NOTE E - EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T's defined benefit plan:
	Three months ended March 31,
	2004	2003
	(000's omitted)
Service cost - benefits earned during the period	$378	$302
Interest cost on projected benefit obligation	572	541
Expected return on plan assets	(746)	(566)
Net amortization and deferral	5	23

Net Periodic Pension Expense	$209	$300

S&T previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $3.0 million to its pension plan in 2004. As of March 31, 2004, $3.0 million of contributions have been made. No further contributions are expected to be made during 2004.

NOTE F - SECURITIES The amortized cost and estimated market value of securities are as follows:
March 31, 2004	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$307,957	$11,367	$(114)	$319,210
Collateralized mortgage obligations of U.S. government corporations and agencies	40,598	741	-	41,339
Mortgage-backed securities	43,761	1,024	-	44,785
U.S. treasury securities	5,191	468	-	5,659
Obligations of state and political subdivisions	67,149	1,943	(8)	69,084
Corporate securities	20,263	1,032	-	21,295
Debt securities available for sale	484,919	16,575	(122)	501,372
Marketable equity securities	42,362	28,102	(258)	70,206
Other securities	20,918	-	-	20,918
Total	$548,199	$44,677	$(380)	$592,496

March 31, 2004	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$265	-	-	$265
Total	$265	-	-	$265

December 31, 2003	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of U.S. government corporations and agencies	$318,581	$8,020	$(698)	$325,903
Collateralized mortgage obligations of U.S. government corporations and agencies	43,846	452	(47)	44,251
Mortgage-backed securities	45,325	643	(199)	45,769
U.S. treasury securities	5,223	521	-	5,744
Obligations of state and political subdivisions	66,428	1,247	(136)	67,539
Corporate securities	20,286	1,178	-	21,464
Debt securities available for sale	499,689	12,061	(1,080)	510,670
Marketable equity securities	42,077	30,833	(319)	72,591
Other securities	27,557	-	-	27,557
Total	$569,323	$42,894	$(1,399)	$610,818

December 31, 2003	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(000's omitted)
Obligations of states and political subdivisions	$265	$3	-	$268
Total	$265	$3	-	$268

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE F - SECURITIES - continued

The amortized cost and estimated market value of debt securities at March 31, 2004, by contractual maturity, are as set forth below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based upon the current estimated prepayment rates. The mortgage-backed securities may mature earlier or later than their weighted-average estimated maturities because of principal prepayments.
Available for Sale	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$111,813	$113,284
Due after one year through five years	288,331	300,865
Due after five years through ten years	79,454	81,780
Due after ten years	5,321	5,443
Total	$484,919	$501,372

Held to Maturity	Amortized Cost	Estimated Market Value
	(000's omitted)
Due in one year or less	$265	$265
Total	$265	$265

At March 31, 2004 and December 31, 2003, investment securities with a principal amount of $396,549,000 and $389,922,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.
NOTE G - LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio was as follows:
	March 31, 2004	December 31, 2003
	(000's omitted)
Real estate - construction	$187,425	$193,874
Real estate - mortgages:
Residential	495,453	499,661
Commercial	860,824	794,420
Commercial and industrial	566,493	533,958
Consumer installment	73,737	78,707
Gross Loans	$2,183,932	$2,100,620
Allowance for loan losses	(32,658)	(31,478)
Total Loans	$2,151,274	$2,069,142

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE G - LOANS AND ALLOWANCE FOR LOAN LOSSES - continued
Changes in the allowance for loan losses for the three months ended March 31 were as follows:
	2004	2003
	(000's omitted)
Balance at beginning of period	$31,478	$30,138
Charge-offs	(553)	(2,984)
Recoveries	233	283
Net charge-offs	(320)	(2,701)
Provision for loan losses	1,500	2,400
Balance at end of period	$32,658	$29,837

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2004 and December 31, 2003.
	March 31, 2004	December 31, 2003
	(000's omitted)
Recorded investment in loans considered to be impaired	$4,724	$4,087
Loans considered to be impaired that were on a nonaccrual basis	3,969	3,392
Allowance for loan losses related to loans considered to be impaired	-	-
Average recorded investment in impaired loans	4,405	3,629
Total interest income per contractual terms on impaired loans	142	518
Interest income on impaired loans recognized on a cash basis	78	458

NOTE H - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $457,785,000, unfunded other loan commitments totaled $123,173,000 and obligations under standby letters of credit totaled $201,845,000 at March 31, 2004.

NOTE I - LITIGATION

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. No material losses are anticipated by S&T as a result of these proceedings.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis is presented so that shareholders may review in further detail the financial condition and results of operations of S&T Bancorp, Inc. and subsidiaries ("S&T"). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the selected financial data presented elsewhere in this report.

Financial Condition

Total assets averaged $2.9 billion in the first three months of 2004. Average loans increased $99.8 million and average securities and federal funds decreased $41.5 million in the first three months of 2004 compared to the 2003 full year average. Average deposits increased $32.2 million and average borrowings increased $2.4 million during the three months ended March 31, 2004.

Lending Activity

Average loans increased $99.8 million to $2.1 billion for the three months ended March 31, 2004 from the 2003 full year average. Changes in the composition of the average loan portfolio during the first three months of 2004 included increases of $32.3 million of commercial loans, $95.9 million of commercial real estate loans, offset by decreases of $19.3 million of residential mortgages and $9.1 million of installment loans.

Real estate construction and commercial loans, including mortgage and industrial, comprised 73% of the average loan portfolio as of March 31, 2004. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by limiting concentrations and a rigorous underwriting review by loan administration.

Residential mortgage loans comprised 23% of the average loan portfolio as of March 31, 2004. Residential mortgage lending continued to be a strategic focus for the first quarter of 2004 through our centralized mortgage origination department, product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At March 31, 2004, 12% of the residential mortgage portfolio was adjustable rate mortgages.

S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first three months of 2004, S&T sold $8.7 million of 1-4 family mortgages to Fannie Mae compared to $17.9 million during the first three months of 2003. S&T will continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Consumer installment loans comprised 4% of the average loan portfolio as of March 31, 2004. Direct auto loans decreased $4.3 million for the three months ending March 31, 2004 as compared to the 2003 full year average.

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

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

Management intends to continue to pursue quality loans in a variety of lending categories within our market area in order to honor our commitment to provide the best service possible to our customers. S&T's loan portfolio primarily represents loans to businesses and consumers in our market area of western Pennsylvania rather than to borrowers in other areas of the country. S&T has not concentrated its lending activities in any industry or group. During the past several years, management has concentrated on building an effective credit and loan administration staff, which assists management in evaluating loans before they are made and in identifying problem loans early.

Security Activity

Average securities decreased by $44.0 million in the first three months of 2004 compared to the 2003 full year average. The average decrease was comprised of $12.3 million in U.S. government agency securities, $30.7 million of mortgage-backed securities, $1.6 million of corporate equity securities, $9.8 million of other corporate securities and $0.9 million of Federal Home Loan Bank (FHLB) stock. Offsetting these decreases was an average increase of $11.3 million of states and political subdivisions. The equity securities portfolio is primarily comprised of bank holding companies, as well as preferred and utility stocks, to take advantage of the dividends received deduction for corporations. At March 31, 2004, the equity portfolio had net unrealized gains of $27.8 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to changes in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate securities and marketable equity securities as available for sale. One municipal security is classified as held to maturity. At March 31, 2004 unrealized gains, net of unrealized losses, for securities classified as available for sale were $44.3 million.

Allowance for Loan Losses

The balance in the allowance for loan losses was $32.7 million or 1.50% of total loans at March 31, 2004 as compared to $31.5 million or 1.50% of total loans at December 31, 2003. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the high and average historical loss rates by loan categories, fluctuations and trends in the amount of impaired and classified loans and economic factors. Economic factors consider the level of S&T's historical losses that have occurred within the credits' economic life cycle, as well as inherent imprecision in the evaluation process.

Significant to this analysis is the shift in the loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to our continuing growth, many are new loan relationships. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current economic factors and trends in risk ratings are considered in the determination of the allowance for loan losses. At this time, S&T's risk rating analysis of the portfolio remains relatively stable.

Net loan charge-offs totaled $0.3 million in the first three months of 2004 compared to $2.7 million in the first three months of 2003. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at March 31, 2004, was $12.5 million or 0.57% of total loans. This compares to nonperforming loans of $9.1 million or 0.43% of total loans at December 31, 2003. The increase in nonperforming loans is primarily the result of a $3.1 million hotel loan becoming greater than 90 days delinquent at March 31, 2004. The loan has an 80 percent United States Department of Agriculture guarantee, in addition to personal guarantees of the owners. S&T is currently evaluating work-out options and collateral and guarantee values of the loan. The loan was appropriately considered in the determination of the adequacy of the allowance for loan losses at March 31, 2004 and the loan loss provision taken in the first three months of 2004.

Maintaining high asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb probable loan losses.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

Deposits

Average total deposits increased by $32.2 million, or 2%, during the three months ended March 31, 2004 as compared to the 2003 full year average. Changes in the average deposit mix included increases of $22.6 million in demand accounts, $1.2 million in savings accounts and $26.3 million in time deposits. Partially offsetting these increases is a decrease of $17.9 million in money market and NOW accounts. The change is attributable to strategic initiatives through new products, promotions and cash management services to commercial customers.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Time deposits of $100,000 and over were 9% of total deposits at March 31, 2004 and 8% at December 31, 2003, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, S&T believes it has the ability to access both public and private capital markets to raise long-term funding if necessary.

Borrowings

Average borrowings increased $2.4 million for the first three months ended March 31, 2004 compared to the 2003 full year average and were comprised of retail repurchase agreements (REPOs), wholesale REPOs, federal funds purchased, Federal Home Loan Bank (FHLB) advances and long-term borrowings. S&T defines repurchase agreements with its local retail customers as retail REPOs; short-term wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 365 days.

The average balance in retail REPOs increased approximately $14.1 million for the first three months of 2004 compared to the full year 2003 average. S&T views retail REPOs as a relatively stable source of funds since most of these accounts are with local long-term customers. Average wholesale REPOs, federal funds purchased and FHLB advances increased by $100.4 million for the first three months of 2004 compared to the full year 2003 average, in order to take advantage of low rate short-term funds and to better match commercial borrower shifts into more variable rate products.

Average long-term borrowings have decreased by $112.1 million in the first three months of 2004 as compared to the full year 2003 average. At March 31, 2004, S&T had average long-term borrowings outstanding of $116.9 million at a fixed rate. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, and to take advantage of lower cost funds through the FHLB's Community Investment Program.

Capital Resources

Shareholders' equity increased $6.4 million at March 31, 2004, compared to December 31, 2003. Net income was $13.0 million and dividends paid to shareholders were $6.9 million for the three months ended March 31, 2004. Also affecting capital is an increase of $1.9 million in unrealized gains on securities available for sale, stock buybacks of 110,000 shares during 2004 at an average cost of $29.93 per share. Authorization for repurchasing an additional 890,000 shares remains in effect for 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares that can be Purchased Under the Plan
March 16, 2004 - March 31, 2004(1)(2)(3)	110,000	$29.93	110,000	1,000,000

(1)   The plan was announced on December 16, 2003.
(2)   The plan was approved by the S&T Board of Directors for the repurchase of up to 1,000,000 shares.
(3)   The expiration date of the plan is December 31, 2004

S&T paid 53.5% of net income in dividends, equating to an annual dividend rate of $1.04 per share during the first three months of 2004. The book value of S&T's common stock increased from $12.48 at December 31, 2003 to $12.74 at March 31, 2004. The market price of S&T's common stock was $30.06 per share at March 31, 2004, compared to $29.80 per share at December 31, 2003.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

S&T continues to maintain a strong capital position with a leverage ratio of 9.2% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 10.6% and 12.4%, respectively, at March 31, 2004. These ratios place S&T above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to
Three months ended March 31, 2003

Net Income

Net income was $13.0 million or $0.48 diluted earnings per share for the first three months of 2004 as compared to $12.5 million or $0.47 diluted earnings per share for the same period of 2003. The increase during the first three months of 2004 was primarily the result of increases in noninterest income, higher security gains and lower loan loss provision, offset by a decrease in net interest income and an increase in noninterest expense.

Net Interest Income

On a fully taxable equivalent basis, net interest income decreased $0.4 million or 1.4% in the first three months of 2004 compared to the same period of 2003. The net interest margin on a fully taxable equivalent basis was 3.98% in the first three months of 2004 as compared to the 4.20% in the same period of 2003. Tax-exempt income on a fully-taxable equivalent basis using the statutory corporate income tax rate of 35% was $0.9 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively.

In the first three months of 2004 average loans increased $125.9 million, and average securities and average federal funds sold decreased $38.4 million as compared to the same period of 2003. The yields on average securities decreased by 89 basis points from the comparable period in 2003 and the yield on average loans decreased by 81 basis points.

In the first three months of 2004 balances of average interest-bearing deposits decreased by $11.3 million as compared to the same period of 2003. The cost of deposits totaled 1.84%, a decrease of 36 basis points from the comparable period in 2003 due to decreased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 159 basis points to 1.61%.

On a fully taxable equivalent basis, net interest income decreased slightly by $0.1 million in the first three months of 2004 compared to the fourth quarter of 2003. The net interest margin on a fully taxable equivalent basis was 3.98% in the first three months of 2004 as compared to 4.02% in the fourth quarter of 2003.

In the first three months of 2004 average loans increased $72.3 million, and average securities and average federal funds sold decreased $18.3 million as compared to the fourth quarter of 2003. The yields on average securities remained relatively constant from the fourth quarter in 2003 and the yield on average loans decreased by 25 basis points.

In the first three months of 2004 balances of average interest-bearing deposits increased by $24.4 million as compared to the fourth quarter of 2003. The cost of deposits totaled 1.84%, a decrease of 2 basis points from the fourth quarter in 2003 due to decreased rates paid on time deposits. The cost of REPOs and other borrowed funds decreased 59 basis points to 1.61%.

Positively affecting net interest income was a $79.3 million increase in average net free funds as compared to the three months ended March 31, 2003. Net free funds increased $17.0 million as compared to the fourth quarter of 2003. Average net free funds are the excess of demand deposits, other noninterest bearing liabilities and shareholders' equity over nonearning assets. During the first quarter of 2003, dividend income included the impact of special dividends.

Maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to S&T's financial performance because net interest income comprised 79% of operating revenue (net interest income plus noninterest income, excluding security gains) in the first three months of 2004. A variety of asset/liability management strategies were successfully implemented within prescribed Asset/Liability Committee risk parameters that enabled S&T to maintain a net interest margin reasonably consistent with historical levels during a volatile interest rate environment. The level and mix of funds are monitored by the Asset/Liability Committee in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS
	Three Months Ended March 31,
	2004			2003
	(dollars in thousands)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans	$2,134.5	$30.3	5.70%	$2,008.6	$32.2	6.51%
Securities/Other	598.0	6.2	4.21%	636.4	8.1	5.10%
Total interest-earning assets	2,732.5	36.5	5.37%	2,645.0	40.3	6.28%
Noninterest-earning assets	176.3			178.7
TOTAL	$2,908.8			$2,823.7
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW/money market/savings	$755.7	$1.0	0.51%	$772.2	$1.4	0.77%
Time deposits	829.6	6.3	3.06%	824.4	7.2	3.54%
Borrowed funds < 1 year	441.9	1.2	1.11%	320.9	1.1	1.34%
Borrowed funds > 1 year	116.9	1.0	3.46%	218.4	3.2	5.93%
Total interest-bearing liabilities	2,144.1	9.5	1.78%	2,135.9	12.9	2.45%
Noninterest-bearing liabilities:
Demand deposits	369.7			320.2
Shareholders' equity/Other	395.0			367.6
TOTAL	$2,908.8			$2,823.7

Net yield on interest-earning assets			3.98%			4.20%

	Three Months Ended
	March 31, 2004			December 31, 2003
	(dollars in thousands)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans	$2,134.5	$30.3	5.70%	$2,062.2	$30.9	5.95%
Securities/Other	598.0	6.2	4.21%	616.3	6.5	4.20%
Total interest-earning assets	2,732.5	36.5	5.37%	2,678.5	37.4	5.56%
Noninterest-earning assets	176.3			175.6
TOTAL	$2,908.8			$2,854.1
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW/money market/savings	$755.7	$1.0	0.51%	$758.9	$0.9	0.47%
Time deposits	829.6	6.3	3.06%	802.0	6.4	3.17%
Borrowed funds < 1 year	441.9	1.2	1.11%	367.7	0.8	0.91%
Borrowed funds > 1 year	116.9	1.0	3.46%	178.5	2.2	4.86%
Total interest-bearing liabilities	2,144.1	9.5	1.78%	2,107.1	10.3	1.95%
Noninterest-bearing liabilities:
Demand deposits	369.7			364.8
Shareholders' equity/Other	395.0			382.2
TOTAL	$2,908.8			$2,854.1

Net yield on interest-earning assets			3.98%			4.02%

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

Provision for Loan Losses

The provision for loan losses was $1.5 million for the first three months of 2004 and $2.4 million for the same period of 2003. The provision is the result of management's on-going assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on probable losses in the loan portfolio. Also affecting the amount of provision is loan growth, portfolio composition and trends within risk ratings.

Credit quality indicators are important factors in determining the amount of provision. Nonperforming loans to total loans was 0.57% at March 31, 2004 compared to 0.43% at December 31, 2003 and 0.53% at March 31, 2003. Net charged-off loans were $0.3 million and $2.7 million for the first three months of 2004 and 2003, respectively. Also affecting the amount of provision expense are the amount and types of loan growth and portfolio composition. Loan growth in the first three months of 2004 and 2003 is attributable to larger-sized commercial loans, which present an inherently higher risk than other types of loans in the portfolio.

Noninterest Income

Noninterest income, excluding security gains, increased $0.2 million or 2% in the first three months of 2004 as compared to the same period of 2003, primarily due to $0.2 million or a 17% increase in wealth management income. Security gains, primarily from the sale of equity securities, increased $0.5 million in the first three months of 2004 as compared to the same period of 2003.

Wealth management activities increased $0.2 million or 17 percent as a result of new business and general market improvements. Debit and credit card income increased $0.1 million and revenue from the S&T Professional Resources Group subsidiary increased $0.1 million. Partially offsetting these increases was reduced revenue from mortgage banking as increased residential mortgage rates significantly slowed refinancing activities.

S&T recognized $1.5 million of gains on available for sale equity securities in the first three months of 2004 as compared to $1.0 million in the same period of 2003. The increase is a result of better market opportunities for the equity securities portfolio during the first three months of 2004. Unrealized gains, net of unrealized losses, in the available for sale equity portfolio totaled $27.8 million at March 31, 2004.

Noninterest Expense

Noninterest expense increased by $0.6 million or 4% during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Staff expense increased $0.7 million or 9% primarily attributable to the effects of year-end merit increases and higher benefit plan costs. Average full-time equivalent staff was 764 at March 31, 2004 and 759 at March 31, 2003. Occupancy expense decreased $0.1 million or 6% for the three months ended March 31, 2004 as compared to the same period of 2003 while data processing expense increased $0.2 million or 22% and other expense decreased $0.2 million or 5%. The changes with data processing and other expense are primarily related to the reclassification of certain communication costs from other expense. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, was 43% for the three months ended March 31, 2004 as compared to 42% for the three months ended March 31, 2003.

Federal Income Taxes

Federal income tax expense increased $0.3 million for the three months ended March 31, 2004 as compared to the same period of 2003. The effective tax rate for the first three months of 2004 was 29% and 28% in 2003, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income, low income housing tax credits and the defined contribution retirement plan dividend deduction.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

Critical Accounting Policies and Judgements

S&T's consolidated financial statements are prepared based upon the application of certain critical accounting policies affecting accounts such as: securities impairment, allowance for loan losses and goodwill and other intangibles. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect S&T's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on S&T's future financial condition and results of operations. S&T's critical accounting policies are presented in Management's Discussion and Analysis in S&T's Annual Report on Form 10-K, filed with the SEC on March 15, 2004. There have been no material changes in S&T's critical accounting policies since December 31, 2003.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

The statements in this Quarterly Report, which are not historical fact, are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of economic conditions, the impact of competitive products and pricings, and other risks detailed in S&T's Annual Report on Form 10-K, filed with the SEC on March 15, 2004, and other filings with the SEC. The statements made in this quarterly report are made as of the date of this quarterly report, and S&T undertakes no obligation to update any of the forward looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 3.

Quantitative and qualitative disclosures about market risk are presented at December 31, 2003 in Item 7A of S&T's Annual Report on Form 10-K, filed with the SEC on March 15, 2004. Management believes that there have been no material changes in S&T's market risk since December 31, 2003.

CONTROLS AND PROCEDURES
Item 4.

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of S&T's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that S&T's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, S&T's internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings.
Not Applicable
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
See Page 13
Item 3.	Defaults Upon Senior Securities.
Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders.
Not Applicable
Item 5.	Other Information.
Not Applicable
Item 6.	Exhibits and Reports on Form 8-K
(a) The following exhibits are filed herewith.
Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

Exhibit 32

Certification for James C. Miller, Chief Executive Officer and Robert E. Rout, Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended.

OTHER INFORMATION - continued
Exhibit 99.2 Amended By-Laws for S&T Bancorp, Inc.
(b)	Reports on Form 8-K

Form 8-K dated March 16, 2004

The Board of Directors of S&T Bancorp, Inc. declared a $0.26 per share cash dividend at its regular meeting held March 15, 2004. The dividend is payable on April 23, 2004 to shareholders of record on March 31, 2004. This dividend represents a 4.0 percent increase over the same period last year and a 3.5 percent annualized yield using the March 15, 2004 closing stock price of $29.80.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
S&T Bancorp, Inc.
(Registrant)
Date: May 7, 2004	/s/ Robert E. Rout Robert E. Rout Executive Vice President, Secretary and Chief Financial Officer