Form 10-Q
period 2004-06-30
S&T BANCORP INC
filed 2004-08-06
CIK 719220

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2004
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To
Commission file number	0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	25-1434426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(zip code)
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $2.50 Par Value - 26,355,519 shares as of July 30, 2004

INDEX S&T BANCORP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements
	Condensed consolidated balance sheets - June 30, 2004 and December 31, 2003	3
	Condensed consolidated statements of income - Three and six months ended June 30, 2004 and 2003	4
	Condensed consolidated statements of changes in shareholders equity -Six months ended June 30, 2004 and 2003	5
	Condensed consolidated statements of cash flows - Six months ended June 30, 2004 and 2003	6
	Notes to condensed consolidated financial statements	7-11
Item 2. Item 3. Item 4.	Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures about Market Risk Controls and Procedures	12-19 20 20
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21
	SIGNATURES	22

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2004 (unaudited)	December 31, 2003 (Note A)
	(dollars in thousands, except share data)
ASSETS
Cash and due from banks	$51,816	$52,361
Securities:
Available for sale	576,347	610,818
Held to maturity (market value $267 at June 30, 2004 and $268 at December 31, 2003)	265	265
Total Securities	576,612	611,083
Loans, net of allowance for loan losses of $32,792 at June 30, 2004 and $31,478 at December 31, 2003	2,213,826	2,069,142
Premises and equipment	23,313	23,037
Goodwill	48,021	48,021
Other intangibles, net	5,667	5,455
Other assets	86,948	91,173
TOTAL ASSETS	$3,006,203	$2,900,272
LIABILITIES
Deposits:
Noninterest-bearing	$376,471	$382,364
Interest-bearing	1,599,869	1,579,889
Total Deposits	1,976,340	1,962,253
Securities sold under repurchase agreements	139,723	161,370
Long-term borrowings	116,933	116,933
Short-term borrowings	402,875	270,650
Other liabilities	48,707	56,348
TOTAL LIABILITIES	2,684,578	2,567,554
SHAREHOLDERS' EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value)
Authorized - 50,000,000 shares at June 30, 2004 and December 31, 2003
Issued - 29,714,038 shares at June 30, 2004 and December 31, 2003	74,285	74,285
Additional paid-in capital	22,774	22,386
Retained earnings	284,204	271,699
Accumulated other comprehensive income	15,859	27,185
Treasury stock (3,452,269 shares at June 30, 2004 and 3,061,627 at December 31, 2003)	(75,497)	(62,837)
TOTAL SHAREHOLDERS' EQUITY	321,625	332,718
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,006,203	$2,900,272

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$30,558	$32,141	$60,386	$64,000
Deposits with banks and federal funds sold	-	2	-	3
Investment securities:
Taxable	4,621	5,648	9,327	11,635
Tax-exempt	533	417	1,058	718
Dividends	527	514	1,064	1,684
Total Interest Income	36,239	38,722	71,835	78,040
INTEREST EXPENSE
Deposits	7,134	8,091	14,406	16,756
Securities sold under repurchase agreements	295	475	668	999
Short-term borrowings	1,095	492	1,950	1,034
Long-term borrowings	1,024	3,322	2,030	6,515
Total Interest Expense	9,548	12,380	19,054	25,304
NET INTEREST INCOME	26,691	26,342	52,781	52,736
Provision for loan losses	1,900	1,900	3,400	4,300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,791	24,442	49,381	48,436
NONINTEREST INCOME
Security gains, net	1,708	1,206	3,228	2,211
Wealth management fees	1,525	1,429	3,042	2,724
Service charges on deposit accounts	2,359	2,268	4,591	4,460
Insurance	1,115	1,017	2,191	2,076
Other	2,474	1,645	4,522	3,807
Total Noninterest Income	9,181	7,565	17,574	15,278
NONINTEREST EXPENSE
Salaries and employee benefits	8,006	7,649	16,298	15,230
Occupancy, net	1,025	966	2,116	2,007
Furniture and equipment	685	788	1,314	1,584
Other taxes	712	610	1,344	1,211
Data processing	975	811	1,974	1,633
Other	3,409	3,164	6,503	6,505
Total Noninterest Expense	14,812	13,988	29,549	28,170
INCOME BEFORE INCOME TAXES	19,160	18,019	37,406	35,544
Income taxes	5,588	5,243	10,878	10,230
NET INCOME	$13,572	$12,776	$26,528	$25,314
PER COMMON SHARE
Net Income - Basic	$0.51	$0.48	$1.00	$0.95
Net Income - Diluted	0.51	0.48	0.99	0.95
Dividends	0.27	0.25	0.53	0.50
Average Common Shares Outstanding - Basic	26,405	26,357	26,546	26,435
Average Common Shares Outstanding - Diluted	26,644	26,614	26,797	26,668
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
(dollars in thousands, except per share data)
Balance at January 1, 2003		$74,285	$21,673	$246,920	$26,499	$(63,263)
Net income for six months ended June 30, 2003	$25,314			25,314
Other comprehensive income, net of tax: Unrealized gains on securities of $7,697 net of reclassification adjustment for gains included in net income of $1,449	6,248				6,248
Comprehensive Income	$31,562
Cash dividends declared ($0.50 per share)				(13,204)
Treasury stock acquired (266,504 shares)						(6,866)
Treasury stock issued for stock options exercised (68,417 shares)			(116)			1,397
Recognition of restricted stock compensation expense						240
Tax benefit from nonstatutory stock options exercised			215
Balance at June 30, 2003		$74,285	$21,772	$259,030	$32,747	$(68,492)

Balance at January 1, 2004		$74,285	$22,386	$271,699	$27,185	$(62,837)
Net income for six months ended June 30, 2004	$26,528			26,528
Other comprehensive income, net of tax: Unrealized losses on securities of ($9,230) net of reclassification adjustment for gains included in net income of $2,096	(11,326)				(11,326)
Comprehensive Income	$15,202
Cash dividends declared ($0.53 per share)				(14,023)
Treasury stock acquired (542,600 shares)						(15,970)
Treasury stock issued for stock options exercised (151,958 shares)			(194)			3,184
Recognition of restricted stock compensation expense						126
Tax benefit from nonstatutory stock options exercised			582
Balance at June 30, 2004		$74,285	$22,774	$284,204	$15,859	($75,497)
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2004	2003
	(dollars in thousands)
Operating Activities
Net Income	$26,528	$25,314
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,400	4,300
Provision for depreciation and amortization	1,395	1,266
Net amortization of investment security premiums	1,334	1,635
Security gains, net	(3,228)	(2,211)
Deferred income taxes	(350)	(2,520)
Tax benefit from nonstatutory stock options exercised	582	215
Mortgage loans originated for sale	(21,896)	(33,331)
Proceeds from the sale of loans	22,534	34,198
Decrease (increase) in interest receivable	792	(116)
Increase (decrease) in interest payable	149	(428)
Decrease in other assets	3,549	2,172
Decrease in other liabilities	(1,876)	(1,528)
Net Cash Provided by Operating Activities	32,913	28,966
Investing Activities
Net decrease of interest-earning deposits with banks	5	10
Proceeds from maturities of securities held for sale	-	63
Proceeds from maturities of securities available for sale	48,420	92,780
Proceeds from sales of securities available for sale	12,037	28,751
Purchases of securities available for sale	(41,652)	(158,679)
Net increase in loans	(148,723)	(38,357)
Purchases of premises and equipment	(1,497)	(751)
Net Cash Used in Investing Activities	(131,410)	(76,183)
Financing Activities
Net (decrease) increase in demand and savings deposits	(29,343)	42,372
Net increase (decrease) in certificates of deposit	43,430	(41,456)
Net (decrease) increase in repurchase agreements	(21,647)	2,242
Net increase in short-term borrowings	132,225	18,300
Net proceeds from long-term borrowings	-	55,539
Net treasury stock activity	(12,854)	(5,345)
Cash dividends paid to shareholders	(13,859)	(13,254)
Net Cash Provided by Financing Activities	97,952	58,398
(Decrease) increase in Cash and Cash Equivalents	(545)	11,181
Cash and Cash Equivalents at Beginning of Period	52,361	50,258
Cash and Cash Equivalents at End of Period	$51,816	$61,439

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The condensed consolidated balance sheet as of December 31, 2003, has been extracted from the audited financial statements included in S&T's 2003 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2003.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in computing diluted earnings per share.

NOTE B - STOCK-BASED COMPENSATION

S&T accounts for stock options using the intrinsic value method. The following proforma information regarding net income and earnings per share assumes stock options had been accounted for under the fair value method and the estimated fair value of the options was amortized to expense over the vesting period. Compensation expense, net of related tax, of $248,000 and $156,000 for the three months ended and $495,000 and $311,000 for the six months ended June 30, 2004 and 2003, is included in the proforma net income as reported below.
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Proforma net income	$13,324	$12,620	$26,033	$25,003
Proforma earnings per share - Basic	$0.50	$0.48	$0.98	$0.95
Proforma earnings per share - Diluted	$0.50	$0.47	$0.97	$0.94

The fair value was estimated at the grant dates using a Black-Scholes option pricing model with the following assumptions at June 30, 2004 and June 30, 2003, respectively: risk-free interest rates of 3.27% and 3.03%; a dividend yield of 3.30% and 3.60%; volatility of the expected market price of S&T's common stock of .266 and .275; and a weighted-average expected life of five years.

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

NOTE D - GOODWILL AND OTHER INTANGIBLES

S&T's balance sheet includes both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposit intangibles). Goodwill is periodically reviewed for impairment. Other intangibles are comprised of core deposit intangibles and other mortgage servicing assets and are also reviewed for impairment on a periodic basis.

NOTE E - EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T's defined benefit plan:
	Six months ended June 30,
	2004	2003
	(dollars in thousands)

Service cost - benefits earned during the period	$756	$604
Interest cost on projected benefit obligation	1,144	1,083
Expected return on plan assets	(1,491)	(1,133)
Net amortization and deferral	10	46
Net Periodic Pension Expense	$419	$600

S&T previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $3.0 million to its pension plan in 2004. As of June 30, 2004, $3.0 million of contributions have been made. No further contributions are expected to be made during 2004.

NOTE F - SECURITIES The amortized cost and estimated market value of securities are as follows:
June 30, 2004	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$294,731	$3,339	$(2,418)	$295,652
Collateralized mortgage obligations of U.S. government corporations and agencies	46,108	214	(245)	46,077
Mortgage-backed securities	52,264	244	(890)	51,618
U.S. treasury securities	5,158	315	-	5,473
Obligations of state and political subdivisions	67,603	277	(1,029)	66,851
Corporate securities	16,247	610	-	16,857
Debt securities available for sale	482,111	4,999	(4,582)	482,528
Marketable equity securities	45,480	24,246	(728)	68,998
Other securities	24,821	-	-	24,821
Total	$552,412	$29,245	$(5,310)	$576,347

June 30, 2004	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
Obligations of states and political subdivisions	$265	$2	-	$267
Total	$265	$2	-	$267

December 31, 2003	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$318,581	$8,020	$(698)	$325,903
Collateralized mortgage obligations of U.S. government corporations and agencies	43,846	452	(47)	44,251
Mortgage-backed securities	45,325	643	(199)	45,769
U.S. treasury securities	5,223	521	-	5,744
Obligations of state and political subdivisions	66,428	1,247	(136)	67,539
Corporate securities	20,286	1,178	-	21,464
Debt securities available for sale	499,689	12,061	(1,080)	510,670
Marketable equity securities	42,077	30,833	(319)	72,591
Other securities	27,557	-	-	27,557
Total	$569,323	$42,894	$(1,399)	$610,818

December 31, 2003	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
Obligations of states and political subdivisions	$265	$3	-	$268
Total	$265	$3	-	$268

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - SECURITIES - continued

The amortized cost and estimated market value of debt securities at June 30, 2004, by contractual maturity, are as set forth below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based upon the current estimated prepayment rates. The mortgage-backed securities may mature earlier or later than their weighted-average estimated maturities because of principal prepayments.
Available for Sale	Amortized Cost	Estimated Market Value
	(dollars in thousands)
Due in one year or less	$103,293	$103,780
Due after one year through five years	291,609	293,437
Due after five years through ten years	82,643	80,834
Due after ten years	4,566	4,477
Total	$482,111	$482,528

Held to Maturity	Amortized Cost	Estimated Market Value
	(dollars in thousands)
Due in one year or less	$265	$267
Total	$265	$267

At June 30, 2004 and December 31, 2003, investment securities with a principal amount of $370,511,000 and $389,922,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.
NOTE G - LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio was as follows:
	June 30, 2004	December 31, 2003
	(dollars in thousands)
Real estate - construction	$221,421	$193,874
Real estate - mortgages:
Residential	485,557	499,661
Commercial	889,238	794,420
Commercial and industrial	579,591	533,958
Consumer installment	70,811	78,707
Gross Loans	2,246,618	$2,100,620
Allowance for loan losses	(32,792)	(31,478)
Total Loans	$2,213,826	$2,069,142

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - LOANS AND ALLOWANCE FOR LOAN LOSSES - continued
Changes in the allowance for loan losses for the six months ended June 30, were as follows:
	2004	2003
	(dollars in thousands)
Balance at beginning of period	$31,478	$30,138
Charge-offs	(2,638)	(3,511)
Recoveries	552	556
Net charge-offs	(2,086)	(2,955)
Provision for loan losses	3,400	4,300
Balance at end of period	$32,792	$31,483

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2004 and December 31, 2003.
	June 30, 2004	December 31, 2003
	(dollars in thousands)
Recorded investment in loans considered to be impaired	$5,570	$4,087
Loans considered to be impaired that were on a nonaccrual basis	4,865	3,392
Allowance for loan losses related to loans considered to be impaired	360	-
Average recorded investment in impaired loans	4,794	3,629
Total interest income per contractual terms on impaired loans	1,762	518
Interest income on impaired loans recognized on a cash basis	1,863	458

NOTE H - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $494,299,000, unfunded other loan commitments totaled $128,385,000 and obligations under standby letters of credit totaled $200,756,000 at June 30, 2004.

NOTE I - LITIGATION

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. No material losses are anticipated by S&T as a result of any current proceedings.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF

OPERATIONS

The following discussion and analysis is presented so that shareholders may review in further detail the financial condition and results of operations of S&T Bancorp, Inc. and subsidiaries ("S&T"). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the financial data presented elsewhere in this report.

Business Summary

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania with assets of $3.0 billion at June 30, 2004. S&T provides a full range of financial services through a branch network of 49 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate trust services and other fiduciary services.

Financial Condition

Total assets averaged $2.9 billion in the first six months of 2004. Average loans increased $140.4 million and average securities and federal funds decreased $44.2 million in the first six months of 2004 compared to the 2003 full year average. Average deposits increased $46.0 million and average borrowings increased $31.4 million during the six months ended June 30, 2004 as compared to the 2003 full year average.

Lending Activity

Average loans increased $140.4 million to $2.2 billion during the six months ended June 30, 2004 from the 2003 full year average. Changes in the composition of the average loan portfolio during the first six months of 2004 included increases of $51.9 million of commercial loans and $121.1 million of commercial real estate loans, offset by decreases of $21.3 million of residential mortgages and $11.3 million of installment loans.

Real estate construction and commercial loans, including mortgage and industrial, comprised 74% of the average loan portfolio as of June 30, 2004. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by limiting concentrations and a rigorous underwriting review by loan administration.

Residential mortgage loans comprised 23% of the average loan portfolio as of June 30, 2004. Residential mortgage lending continued to be a strategic focus for the second quarter of 2004 through our centralized mortgage origination department, product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At June 30, 2004, 13% of the residential mortgage portfolio was adjustable rate mortgages.

S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first six months of 2004, S&T sold $22.5 million of 1-4 family mortgages to Fannie Mae compared to $34.1 million during the first six months of 2003. S&T will continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Consumer installment loans comprised 3% of the average loan portfolio as of June 30, 2004. Direct auto loans decreased $5.0 million for the six months ending June 30, 2004 as compared to the 2003 full year average.

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

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

The loan to value policy guideline is 80% for residential first lien mortgages. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes incurred with home equity loans, but normally only to the extent that the combined credit exposure for both first and second liens does not exceed 100% of loan to value.

S&T offers a variety of unsecured and secured installment loan and credit card products. However, the majority of the consumer loan portfolio is automobile loans. Loan to value guidelines for direct loans are 90%-100% of invoice for new automobiles and 80%-90% of National Automobile Dealer Association (NADA) value for used automobiles.

Management intends to continue to pursue quality loans in a variety of lending categories within our market area in order to honor our commitment to provide the best service possible to our customers. S&T's loan portfolio primarily represents loans to businesses and consumers in our market area of western Pennsylvania rather than to borrowers in other areas of the country. S&T has not concentrated its lending activities in any industry or group of industries. During the past several years, management has concentrated on building an effective credit and loan administration staff, which assists management in evaluating loans before they are made and in identifying problem loans early.

Security Activity

Average securities decreased by $44.2 million in the first six months of 2004 compared to the 2003 full year average. The average decrease was comprised of $15.4 million in U.S. government agency securities, $28.9 million of mortgage-backed securities, $0.6 million of corporate equity securities and $11.9 million of other corporate securities. Offsetting these decreases were average increases of $11.9 million of states and political subdivisions and $0.7 million of Federal Home Loan Bank (FHLB) stock. The equity securities portfolio is primarily comprised of bank holding companies to take advantage of the dividends received deduction for corporations. At June 30, 2004, the equity portfolio had net unrealized gains of $23.5 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to changes in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate securities and marketable equity securities as available for sale. One municipal security is classified as held to maturity. At June 30, 2004 unrealized gains, net of unrealized losses, for securities classified as available for sale were $23.9 million.

Allowance for Loan Losses

The balance in the allowance for loan losses was $32.8 million or 1.46% of total loans at June 30, 2004 as compared to $31.5 million or 1.50% of total loans at December 31, 2003. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

A quantitative and qualitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the high and average historical loss rates by loan categories, fluctuations and trends in the amount of impaired and classified loans and economic factors. Economic factors consider the level of S&T's historical losses that have occurred within the credits' economic life cycle, as well as inherent imprecision in the evaluation process.

Significant to this analysis is the shift in the loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to our continuing growth, many are new loan relationships. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current economic factors and trends in risk ratings are considered in the determination of the allowance for loan losses. At June 30, 2004, S&T's risk rating analysis of the portfolio remains relatively stable.

Net loan charge-offs totaled $2.1 million in the first six months of 2004 compared to $3.0 million in the first six months of 2003. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at June 30, 2004, was $13.5 million or 0.60% of total loans. This compares to nonperforming loans of $9.1 million or 0.43% of total loans at December 31, 2003. The majority of the increase in nonperforming assets relates to one credit that bears an 80% United States Department of Agriculture guarantee with no significant remaining exposure to S&T.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

In addition to loans classified as nonperforming, any other credit relationships that could develop into problem loans are also closely monitored. One such relationship at June 30, 2004, is a letter of credit for $7.2 million securing a bond financing arrangement for a hotel. The letter of credit is secured by real estate and a personal guarantee of the principal. The borrower has experienced reduced cash flows associated with the declines in hotel occupancy and is within an industry which has suffered from over-capacity and declining performance in recent years. S&T's exposure to this relationship has been appropriately considered in determining the adequacy of its reserves.

Maintaining high asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb probable loan losses. Asset quality measurements for 2004 remained relatively stable. Nonperforming assets totaled $14.0 million or 0.47% of total assets at June 30, 2004, as compared to $14.8 million or 0.56% at March 31, 2004, and $11.5 million or 0.40% at December 31, 2003.

Deposits

Average total deposits increased by $46.0 million, or 2%, during the six months ended June 30, 2004 as compared to the 2003 full year average. Changes in the average deposit mix included increases of $31.2 million in demand accounts, $3.5 million in savings accounts and $34.0 million in time deposits. Partially offsetting these increases is a decrease of $22.7 million in money market and NOW accounts. The change is attributable to strategic initiatives through new products, promotions and cash management services to commercial customers to increase transaction related deposits and a shift from money market accounts to time deposits as increased interest rates became more attractive to depositors.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Time deposits of $100,000 and over were 9% of total deposits at June 30, 2004 and 8% at December 31, 2003, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, S&T believes it has the ability to access both public and private capital markets to raise long-term funding if necessary. Periodically, S&T enters into brokered certificates of deposits with outside brokerage firms. There were $8.6 million of brokered retail certificates of deposits outstanding at June 30, 2004 and December 31, 2003.

Borrowings

Average borrowings increased $31.4 million for the first six months ended June 30, 2004 compared to the 2003 full year average and were comprised of retail repurchase agreements (REPOs), wholesale REPOs, federal funds purchased, Federal Home Loan Bank (FHLB) advances and long-term borrowings. S&T defines repurchase agreements with its local retail customers as retail REPOs; short-term wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 365 days.

The average balance in retail REPOs increased approximately $13.6 million for the first six months of 2004 compared to the full year 2003 average. S&T views retail REPOs as a relatively stable source of funds since most of these accounts are with local long-term customers. Average wholesale REPOs, federal funds purchased and FHLB advances increased by $129.9 million for the first six months of 2004 compared to the full year 2003 average, in order to take advantage of low rate short-term funds and to better match commercial borrower shifts into more variable rate products.

Average long-term borrowings have decreased by $112.1 million in the first six months of 2004 as compared to the full year 2003 average. At June 30, 2004, S&T had average long-term borrowings outstanding of $116.9 million. During the fourth quarter of 2003, S&T prepaid $89.3 million of fixed-rate borrowings, with average maturities of approximately nine months and an average cost of 6.56%. The funds were replaced with short-term borrowings having an average cost of 1.25%. The interest expense savings approximated $0.5 million in 2003 and $2.9 million in the first six months of 2004. The reduction in higher-cost long-term debt was an asset/liability strategy intended to mitigate the asset sensitivity position of S&T's balance sheet and exposure to declining interest rates.

Capital Resources

Shareholders' equity decreased $11.1 million at June 30, 2004, compared to December 31, 2003. Net income was $26.5 million and dividends paid to shareholders were $13.9 million for the six months ended June 30, 2004. Also affecting capital is a decrease of $11.3 million in unrealized gains on securities available for sale, stock buybacks of 542,600 shares during 2004 at an average cost of $29.43 per share. Authorization for repurchasing an additional 457,400 shares remains in effect for 2004.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

S&T paid 51.1% of net income in dividends, equating to an annual dividend rate of $1.06 per share during the first six months of 2004. The book value of S&T's common stock decreased from $12.48 at December 31, 2003 to $12.25 at June 30, 2004. The market price of S&T's common stock was $31.98 per share at June 30, 2004, compared to $29.80 per share at December 31, 2003.

S&T continues to maintain a strong capital position with a leverage ratio of 8.8% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 10.1% and 11.8%, respectively, at June 30, 2004. These ratios place S&T above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS

Six months ended June 30, 2004 compared to
Six months ended June 30, 2003

Net Income

Net income was $26.5 million or $0.99 diluted earnings per share for the first six months of 2004 as compared to $25.3 million or $0.95 diluted earnings per share for the same period of 2003. The increase during the first six months of 2004 was primarily the result of increases in noninterest income, higher security gains and lower loan loss provision, offset by an increase in noninterest expense.

Net Interest Income

Comparing the six month period of 2004 and 2003, net interest income on a fully taxable equivalent basis was relatively flat at $54.6 million. Net interest income for the first six months of 2003 included $1.5 million of commercial loan prepayment penalties and dividends that did not recur this year. Delinquent loan interest was $0.2 million higher in 2004 as compared to the same period last year. The net interest margin on a fully taxable equivalent basis was 3.97% in the first six months of 2004 as compared to the 4.14% in the same period of 2003. Tax-exempt income on a fully-taxable equivalent basis using the statutory corporate income tax rate of 35% was $1.8 million for the six months ended June 30, 2004 and 2003, respectively.

In the first six months of 2004 average loans increased $159.2 million, and average securities and federal funds sold decreased $50.9 million as compared to the same period of 2003. The yields on average securities decreased by 50 basis points from the comparable period in 2003 and the yield on average loans decreased by 82 basis points.

In the first six months of 2004 balances of average interest-bearing deposits increased by $2.4 million as compared to the same period of 2003. The cost of deposits totaled 1.82%, a decrease of 31 basis points from the comparable period in 2003 due to decreased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 156 basis points to 1.59%.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS
	Six Months Ended June 30,
	2004			2003
	(dollars in thousands)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans	$2,175.1	$61.3	5.66%	$2,015.9	$64.8	6.48%
Securities/Other	590.7	12.4	4.23%	641.6	15.1	4.73%
Total interest-earning assets	2,765.8	73.7	5.36%	2,657.5	79.9	6.06%
Noninterest-earning assets	178.2			179.4
TOTAL	$2,944.0			$2,836.9
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW/money market/savings	$754.3	$1.9	0.50%	$775.5	$2.9	0.76%
Time deposits	837.3	12.5	3.01%	813.7	13.9	3.43%
Borrowed funds < 1 year	470.9	2.6	1.12%	311.1	1.7	1.32%
Borrowed funds > 1 year	116.9	2.1	3.49%	235.8	6.8	5.57%
Total interest-bearing liabilities	2,179.4	19.1	1.76%	2,136.1	25.3	2.39%
Noninterest-bearing liabilities:
Demand deposits	378.3			330.6
Shareholders' equity/Other	386.3			370.2
TOTAL	$2,944.0			$2,836.9
Net yield on interest-earning assets			3.97%			4.14%

Positively affecting net interest income was a $65.0 million increase in average net free funds as compared to the six months ended June 30, 2003. Average net free funds are the excess of demand deposits, other noninterest bearing liabilities and shareholders' equity over nonearning assets. During the first half of 2003, dividend income included the impact of special dividends which did not recur in the first half of 2004.

Maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to S&T's financial performance because net interest income comprised 79% of operating revenue (net interest income plus noninterest income, excluding security gains) in the first six months of 2004. A variety of asset/liability management strategies were successfully implemented within prescribed Asset/Liability Committee risk parameters that enabled S&T to maintain a net interest margin reasonably consistent with historical levels during a volatile interest rate environment. The level and mix of funds are monitored by the Asset/Liability Committee in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

Provision for Loan Losses

The provision for loan losses was $3.4 million for the first six months of 2004 and $4.3 million for the same period of 2003. The provision is the result of management's on-going assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on probable losses in the loan portfolio. Also affecting the amount of provision is loan growth, portfolio composition and trends within risk ratings.

Credit quality indicators are important factors in determining the amount of the provision. Nonperforming loans to total loans was 0.60% at June 30, 2004 compared to 0.42% at June 30, 2003. Net charged-off loans were $2.1 million and $3.0 million for the first six months of 2004 and 2003, respectively. Also affecting the amount of provision expense are the amount and types of loan growth and portfolio composition. Loan growth in the first six months of 2004 and 2003 is attributable to larger-sized commercial loans, which present an inherently higher risk than other types of loans in the portfolio.

Noninterest Income

Noninterest income, excluding security gains, increased $1.3 million or 10% in the first six months of 2004 as compared to the same period of 2003, primarily due to $0.7 million or 19% increase in other income, $0.3 million or a 12% increase in wealth management income, $0.2 million or 3% increase in service charges and fees and $0.1 million or 6% increase in insurance.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

The increase of $0.7 million in other income is primarily attributable to mortgage banking activities. The fluctuations in net mortgage banking revenues are primarily a function of interest rates that effect the value of S&T's mortgage servicing rights. While the low interest rate environment during the last two years contributed to high mortgage origination volume, it also resulted in higher prepayment speed assumptions for existing serviced loans, which lowered the value of S&T's mortgage servicing rights resulting in temporary impairment of their values. During the second quarter of 2003, the value of mortgage servicing rights decreased $0.8 million during the period of low interest rates and heavy residential mortgage loan refinancing. During the second quarter of 2004, mortgage rates increased, slowing mortgage prepayments, resulting in a $0.4 million reduction of the impairment allowance. Wealth management activities increased $0.3 million or 12% as a result of new business and general market improvements. The increase of $0.2 million in service charges and fees and $0.1 million in insurance is a result of several strategic initiatives and product enhancements that were implemented in order to expand these sources of revenue.

S&T recognized $3.2 million of gains on available for sale equity securities in the first six months of 2004 as compared to $2.2 million in the same period of 2003. The increase is a result of better market opportunities for the equity securities portfolio during the first six months of 2004. Unrealized gains, net of unrealized losses, in the available for sale equity portfolio totaled $23.5 million at June 30, 2004.

Noninterest Expense

Noninterest expense increased by $1.4 million or 5% during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Staff expense increased $1.1 million or 7% primarily attributable to the effects of year-end merit increases, higher benefit plan costs, reduced loan origination costs as required to be deferred and increased staffing levels. Average full-time equivalent staff was 771 at June 30, 2004 and 761 at June 30, 2003. Occupancy expense decreased $0.2 million or 4% for the six months ended June 30, 2004 as compared to the same period of 2003 while data processing expense increased $0.3 million or 21% and other expense increased $0.1 million or 2%. The changes with data processing and other expense are primarily related to the reclassification of certain communication costs from other expense as well as increased organizational growth related to increased business activity, particularly in the commercial lending and credit administration areas. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, was 43% for the six months ended June 30, 2004 as compared to 42% for the six months ended June 30, 2003.

Federal Income Taxes

Federal income tax expense increased $0.6 million for the six months ended June 30, 2004 as compared to the same period of 2003. The effective tax rate for the first six months of 2004 and 2003 was 29%, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income, low income housing tax credits and the defined contribution retirement plan dividend deduction.

Three months ended June 30, 2004 compared to Three months ended June 30, 2003

Net Income

Net income was $13.6 million or $0.51 per diluted earnings per share in the second quarter of 2004 compared to $12.8 million or $0.48 per diluted earnings per share for the same period of 2003. The increase during the second quarter of 2004 was primarily the result of increases in net interest income and noninterest income, partially offset by increased operating expenses.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $0.4 million or 2% in the second quarter of 2004 compared to the same period of 2003. The increase in net interest income is a result of a $129.3 million increase of average interest earning assets. Also, affecting the year-to-year comparison is $0.6 million of prepayment penalties received on commercial loans in 2003 and a $0.2 million increase in delinquent loan interest for 2004. Net interest margin on a fully taxable equivalent basis was 3.97% for the second quarter of 2004, as compared to 4.08% for the same period of 2003.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

In the second quarter of 2004 average loans increased $192.8 million, and average securities and average federal funds sold decreased $63.5 million as compared to the second quarter of 2003. The yields on average securities decreased by 9 basis points from the comparable period in 2003 and the yield on average loans decreased by 82 basis points.

In the second quarter of 2004 balances of average interest-bearing deposits increased by $16.0 million as compared to the same period of 2003. The cost of deposits totaled 1.80%, a decrease of 26 basis points from the comparable period in 2003 due to decreased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 154 basis points to 1.57%.
	Three Months Ended
	June 30, 2004			June 30, 2003
	(dollars in thousands)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans	$2,215.8	$31.0	5.63%	$2,023.0	$32.6	6.45%
Securities/Other	583.3	6.2	4.25%	646.8	7.0	4.34%
Total interest-earning assets	2,799.1	37.2	5.34%	2,669.8	39.6	5.94%
Noninterest-earning assets	180.0			180.3
TOTAL	$2,979.1			$2,850.1
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW/money market/savings	$751.9	$0.9	0.49%	$777.9	$1.4	0.74%
Time deposits	845.0	6.2	2.96%	803.0	6.7	3.33%
Borrowed funds < 1 year	501.1	1.4	1.12%	301.3	0.7	1.29%
Borrowed funds > 1 year	116.9	1.0	3.52%	253.0	3.6	5.27%
Total interest-bearing liabilities	2,214.9	9.5	1.73%	2,135.2	12.4	2.33%
Noninterest-bearing liabilities:
Demand deposits	386.9			340.9
Shareholders' equity/Other	377.3			374.0
TOTAL	$2,979.1			$2,850.1
Net yield on interest-earning assets			3.97%			4.08%

Provision for Loan Losses

The provision for loan losses was $1.9 million for the second quarter of 2004 and 2003. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on inherent losses in the loan portfolio. Also affecting the amount of the provision are the amounts and types of loan growth, portfolio composition and trends within risk ratings.

Credit quality indicators are important factors in determining the amount of provision. Nonperforming loans to total loans was 0.60% at June 30, 2004 compared to 0.42% at June 30, 2003. Most of the loan growth in 2004 and 2003 is attributable to larger-sized commercial loans, which are inherently higher risk.

Noninterest Income

Noninterest income, excluding security gains, increased $1.1 million or 18% in the second quarter of 2004 as compared to 2003. Increases included $0.1 million in service charges and fees, $0.1 million in wealth management fees, $0.1 million in insurance and $0.8 million increase in other income. The increase of $0.8 million in other income is primarily attributable to mortgage banking activities. The fluctuations in net mortgage banking revenues are primarily a function of interest rates that effect the value of S&T's mortgage servicing rights. While the low interest rate environment during the last two years contributed to high mortgage origination volume, it also resulted in higher prepayment speed assumptions for existing serviced loans, which lowered the value of S&T's mortgage servicing rights resulting in temporary impairment of their values. During the second quarter of 2003, the value of mortgage servicing rights decreased $0.8 million

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

during the period of low interest rates and heavy residential mortgage loan refinancing. During the second quarter of 2004, mortgage rates increased, slowing mortgage prepayments, resulting in a $0.4 million reduction of the impairment allowance. S&T recognized $1.7 million of gains on available for sale securities in the second quarter of 2004 as compared to $1.2 million in the same period of 2003. The equity security gains were taken on available for sale securities in the second quarter of 2004 and 2003 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented. Unrealized gains, net of unrealized losses, in the available for sale equity portfolio totaled $23.5 million at June 30, 2004.

Noninterest Expense

Noninterest expense increased $0.8 million or 6% in the second quarter of 2004 as compared to the second quarter of 2003. Staff expense increased $0.4 million or 5% primarily attributable to the effects of year-end merit increases, higher benefit plan costs, reduced loan origination costs deferred and increased staffing levels. Average full-time equivalent staff was 777 for the three months ended June 30, 2004 and 762 for the same period of 2003 reflecting increased business activity, particularly in the commercial lending and credit administration areas. Data processing expense increased $0.2 million or 20% as compared to the same period in 2003. Other expense increased $0.3 million or 9%.

Federal Income Taxes

Federal income tax expense increased $0.3 million in the second quarter of 2004 as compared to the second quarter of 2003. The effective tax rate for the second quarter of 2004 and 2003 was 29%, which is below the 35% statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits.

Critical Accounting Policies and Judgements

S&T's consolidated financial statements are prepared based upon the application of certain critical accounting policies affecting accounts such as: securities impairment, allowance for loan losses and goodwill and other intangibles. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect S&T's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on S&T's future financial condition and results of operations. S&T's critical accounting policies are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in S&T's Annual Report on Form 10-K, filed with the SEC on March 15, 2004. There have been no material changes in S&T's critical accounting policies since December 31, 2003.

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

CONTROLS AND PROCEDURES
Item 4.

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of S&T's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that S&T's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, S&T's internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings.
Not Applicable
Item 2.	Changes in Securities and Use of Proceeds. The following information describes the activity that has taken place during 2004 with respect to S&T's share repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares that can be Purchased Under the Plan
March 16, 2004 - March 31, 2004(1)(2)(3)	110,000	$29.93	110,000
April 01, 2004 - April 30, 2004	70,000	28.85	180,000
May 01, 2004 - May 31, 2004	315,000	29.36	495,000
June 01, 2004 - June 30, 2004	47,600	29.60	542,600
Total	542,600	29.43	542,600	1,000,000

(1)   The plan was announced on December 16, 2003.
(2)   The plan was approved by the S&T Board of Directors for the repurchase of up to 1,000,000 shares.
(3)   The expiration date of the plan is December 31, 2004

OTHER INFORMATION - continued
Item 3.	Defaults Upon Senior Securities.
Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders.
Not Applicable
Item 5.	Other Information.
Not Applicable
Item 6.	Exhibits and Reports on Form 8-K
	(a)	The following exhibits are filed herewith.
Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32

Certification for James C. Miller, Chief Executive Officer, and Robert E. Rout, Chief Financial Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended.

	(b)	Reports on Form 8-K

Form 8-K dated June 22, 2004

The Board of Directors of S&T Bancorp, Inc. declared a $0.27 per share cash dividend at its regular meeting held June 21, 2004. The dividend is payable on July 23, 2004 to shareholders of record on June 30, 2004. This dividend represents a 8.0 percent increase over the same period last year and a 3.6 percent annualized yield using the June 21, 2004 closing stock price of $30.25.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
S&T Bancorp, Inc.
(Registrant)
Date: August 6, 2004	/s/ Robert E. Rout
Robert E. Rout Executive Vice President, Secretary and Chief Financial Officer