Form 10-Q
period 2004-09-30
S&T BANCORP INC
filed 2004-11-08
CIK 719220

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2004
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To
Commission file number	0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	25-1434426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(zip code)
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
                                                                                                                                                     Yes  X          No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $2.50 Par Value - 26,530,195 shares as of October 19, 2004

INDEX S&T BANCORP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements
	Condensed consolidated balance sheets - September 30, 2004 and December 31, 2003	3
	Condensed consolidated statements of income - Three and nine months ended September 30, 2004 and 2003	4
	Condensed consolidated statements of changes in shareholders' equity - Nine months ended September 30, 2004 and 2003	5
	Condensed consolidated statements of cash flows - Nine months ended September 30, 2004 and 2003	6
	Notes to condensed consolidated financial statements	7-11
Item 2. Item 3. Item 4.	Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures about Market Risk Controls and Procedures	12-19 20 20
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
	SIGNATURES	22

Page 2 S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2004 (unaudited)	December 31, 2003 (Note A)
	(thousands, except share data)
ASSETS
Cash and due from banks	$47,746	$52,361
Securities:
Available for sale	536,518	610,818
Held to maturity (market value $265 at September 30, 2004 and $268 at December 31, 2003)	265	265
Total Securities	536,783	611,083
Loans, net of allowance for loan losses of $32,127 at September 30, 2004 and $31,478 at December 31, 2003	2,260,126	2,069,142
Premises and equipment	24,419	23,037
Goodwill	48,021	48,021
Other intangibles, net	5,331	5,455
Other assets	87,350	91,173
TOTAL ASSETS	$3,009,776	$2,900,272
LIABILITIES
Deposits:
Noninterest-bearing	$416,748	$382,364
Interest-bearing	1,662,434	1,579,889
Total Deposits	2,079,182	1,962,253
Securities sold under repurchase agreements	139,934	161,370
Long-term borrowings	86,359	116,933
Short-term borrowings	316,750	270,650
Other liabilities	48,976	56,348
TOTAL LIABILITIES	2,671,201	2,567,554
SHAREHOLDERS' EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value)
Authorized - 50,000,000 shares at September 30, 2004 and December 31, 2003
Issued - 29,714,038 shares at September 30, 2004 and December 31, 2003	74,285	74,285
Additional paid-in capital	23,405	21,939
Retained earnings	290,324	271,699
Accumulated other comprehensive income	20,246	27,185
Treasury stock (3,200,169 shares at September 30, 2004 and 3,061,627 shares at December 31, 2003)	(69,685)	(62,390)
TOTAL SHAREHOLDERS' EQUITY	338,575	332,718
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,009,776	$2,900,272

See Notes to Condensed Consolidated Financial Statements
Page 3 S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(thousands, except per share data)
INTEREST INCOME
Loans, including fees	$32,230	$30,391	$92,616	$94,391
Deposits with banks and federal funds sold	4	-	4	1
Investment securities:
Taxable	4,421	5,418	13,748	17,053
Tax-exempt	531	518	1,589	1,236
Dividends	542	584	1,606	2,268
Total Interest Income	37,728	36,911	109,563	114,949
INTEREST EXPENSE
Deposits	7,717	7,167	22,123	23,923
Securities sold under repurchase agreements	490	278	1,158	1,277
Short-term borrowings	1,345	593	3,295	1,625
Long-term borrowings	997	3,403	3,027	9,918
Total Interest Expense	10,549	11,441	29,603	36,743
NET INTEREST INCOME	27,179	25,470	79,960	78,206
Provision for loan losses	1,500	1,500	4,900	5,800
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,679	23,970	75,060	72,406
NONINTEREST INCOME
Security gains, net	1,144	1,099	4,372	3,310
Wealth management fees	1,471	1,326	4,513	4,050
Service charges on deposit accounts	2,316	2,335	6,906	6,795
Insurance	1,219	1,071	3,410	3,147
Other	1,814	3,426	6,336	7,233
Total Noninterest Income	7,964	9,257	25,537	24,535
NONINTEREST EXPENSE
Salaries and employee benefits	8,438	8,100	24,736	23,330
Occupancy, net	989	1,015	3,105	3,022
Furniture and equipment	763	541	2,076	2,125
Other taxes	590	524	1,934	1,735
Data processing	956	956	2,930	2,589
Other	3,162	3,563	9,664	10,068
Total Noninterest Expense	14,898	14,699	44,445	42,869
INCOME BEFORE INCOME TAXES	18,745	18,528	56,152	54,072
Income taxes	5,468	5,251	16,346	15,481
NET INCOME	$13,277	$13,277	$39,806	$38,591
PER COMMON SHARE
Net Income - Basic	$0.50	$0.50	$1.50	$1.46
Net Income - Diluted	0.50	0.50	1.49	1.45
Dividends	0.27	0.26	0.80	0.76
Average Common Shares Outstanding - Basic	26,391	26,428	26,494	26,433
Average Common Shares Outstanding - Diluted	26,710	26,711	26,768	26,682
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
(in thousands, except share and per share data)
Balance at January 1, 2003		$74,285	$20,746	$246,920	$26,499	$(62,336)
Net income for nine months ended September 30, 2003	$38,591			38,591
Other comprehensive income, net of tax: Unrealized gains on securities of $3,591 net of reclassification adjustment for gains included in net income of $4,347	(756)				(756)
Comprehensive Income	$37,835
Cash dividends declared ($0.76 per share)				(20,090)
Treasury stock acquired (266,504 shares)						(6,866)
Treasury stock issued for stock options exercised (165,114 shares)			(383)			3,364
Recognition of restricted stock compensation expense			360
Tax benefit from nonstatutory stock options exercised			602
Balance at September 30, 2003		$74,285	$21,325	$265,421	$25,743	$(65,838)

Balance at January 1, 2004		$74,285	$21,939	$271,699	$27,185	$(62,390)
Net income for nine months ended September 30, 2004	$39,806			39,806
Other comprehensive income, net of tax: Unrealized losses on securities of ($4,100) net of reclassification adjustment for gains included in net income of $2,839	(6,939)				(6,939)
Comprehensive Income	$32,867
Cash dividends declared ($0.80 per share)				(21,181)
Treasury stock acquired (542,600 shares)						(15,970)
Treasury stock issued for stock options exercised (404,058 shares)			(468)			8,675
Recognition of restricted stock compensation expense			189
Tax benefit from nonstatutory stock options exercised			1,745
Balance at September 30, 2004		$74,285	$23,405	$290,324	$20,246	($69,685)
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2004	2003
	(dollars in thousands)
Operating Activities
Net Income	$39,806	$38,591
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,900	5,800
Provision for depreciation and amortization	2,097	1,445
Net amortization of investment security premiums	1,822	2,423
Security gains, net	(4,372)	(3,310)
Deferred income taxes	(600)	(2,995)
Mortgage loans originated for sale	(33,071)	(81,364)
Proceeds from the sale of loans	33,680	82,787
Decrease in interest receivable	1,499	1,476
Increase (decrease) in interest payable	231	(254)
Decrease in other assets	2,556	4,099
Decrease in other liabilities	(3,803)	(3,437)
Net Cash Provided by Operating Activities	44,745	45,261
Investing Activities
Net decrease of interest-earning deposits with banks	-	21
Proceeds from maturities of securities held for sale	-	95
Proceeds from maturities of securities available for sale	93,940	195,256
Proceeds from sales of securities available for sale	16,806	55,804
Purchases of securities available for sale	(44,643)	(236,399)
Net increase in loans	(196,493)	(61,956)
Purchases of premises and equipment	(3,219)	(1,075)
Net Cash Used in Investing Activities	(133,609)	(48,254)
Financing Activities
Net increase in demand and savings deposits	41,135	51,844
Net increase (decrease) in certificates of deposit	75,794	(40,762)
Net decrease in repurchase agreements	(21,436)	(55,764)
Net increase in short-term borrowings	46,100	64,200
Net (redemption) proceeds from long-term borrowings	(30,574)	5,536
Net treasury stock activity	(7,574)	(3,525)
Tax benefit from nonstatutory stock options exercised	1,745	602
Cash dividends paid to shareholders	(20,941)	(20,330)
Net Cash Provided by Financing Activities	84,249	1,801
Decrease in Cash and Cash Equivalents	(4,615)	(1,192)
Cash and Cash Equivalents at Beginning of Period	52,361	50,258
Cash and Cash Equivalents at End of Period	$47,746	$49,066

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The condensed consolidated balance sheet as of December 31, 2003, has been extracted from the audited financial statements included in S&T's 2003 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2003.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in computing diluted earnings per share.

NOTE B - STOCK-BASED COMPENSATION

S&T accounts for stock options using the intrinsic value method. The following proforma information regarding net income and earnings per share assumes stock options had been accounted for under the fair value method and the estimated fair value of the options was amortized to expense over the vesting period. Compensation expense, net of related tax, of $248,000 and $81,000 for the three months ended, and $743,000 and $243,000 for the nine months ended September 30, 2004 and 2003, is included in the proforma net income as reported below.
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Proforma net income	$13,029	$13,196	$39,063	$38,348
Proforma earnings per share - Basic	$0.49	$0.50	$1.47	$1.45
Proforma earnings per share - Diluted	$0.49	$0.49	$1.46	$1.44

The fair value was estimated at the grant dates using a Black-Scholes option pricing model with the following assumptions at September 30, 2004 and September 30, 2003, respectively: risk-free interest rates of 3.27% and 3.03%; a dividend yield of 3.30% and 3.60%; volatility of the expected market price of S&T's common stock of .266 and .275; and a weighted-average expected life of five years.

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

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that Statement No. 123R, "Share Based Payment", which will require all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement No. 123 (not Statement No. 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of Statement No. 123R is encouraged. S&T will be required to apply Statement No. 123R beginning July 1, 2005 in its consolidated financial statements for the quarter ending September 30, 2005. S&T is currently assessing the impact of this pending guidance, but it does not expect the adoption to have a material effect on S&T's consolidated financial statements, based on the current level of stock options granted.

In March 2004, the Emerging Issues Task Force (EITF), revised EITF No. 03-1, "The Meaning of Other than Temporary Impairment and its Application to Certain Investments." In the revised guidance, the EITF reached a consensus regarding the model to be used in determining whether an investment is other-than-temporarily impaired, and the required disclosures about unrealized losses on available-for-sale debt and equity securities. The other-than-temporary impairment evaluation guidance was effective for S&T on July 1, 2004. The additional annual disclosures prescribed by this guidance are required for S&T beginning with the year ending December 31, 2004.

In September 2004, the Financial Accounting Standards Board (FASB) issued two draft Financial Statement Positions (FSPs), one deferring the effective date for a portion of EITF 03-1, (The Meaning of Other Than Temporary Impairment,) and the other providing implementation guidance. Both draft FSPs only relate to debt securities under paragraph 16 of EITF 03-1with impairments that are solely due to interest rate changes, including changes in interest rates due to increases in sector credit spreads. Paragraph 16 is applicable to debt that cannot be contractually prepaid or otherwise settled such that the investor would not recover substantially all of its cost.

NOTE D - GOODWILL AND OTHER INTANGIBLES

S&T's balance sheet includes both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposit intangibles). Goodwill is periodically reviewed for impairment. Other intangibles are comprised of core deposit intangibles and other mortgage servicing assets, which are also reviewed for impairment on a periodic basis.

NOTE E - EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T's defined benefit plan:
	Nine months ended September 30,
	2004	2003
	(dollars in thousands)

Service cost - benefits earned during the period	$1,151	$915
Interest cost on projected benefit obligation	1,734	1,630
Expected return on plan assets	(2,233)	(1,691)
Net amortization and deferral	15	81
Net Periodic Pension Expense	$667	$935

S&T previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $3.0 million to its pension plan in 2004. As of September 30, 2004, $3.0 million of contributions have been made. No further contributions are expected to be made during 2004.

S&T BANCORP INC. AND SUBSIDIARIES NOTE F - SECURITIES The amortized cost and estimated market value of securities are as follows:
September 30, 2004	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$255,667	$4,774	$(654)	$259,787
Collateralized mortgage obligations of U.S. government corporations and agencies	42,991	384	-	43,375
Mortgage-backed securities	50,209	549	(288)	50,470
U.S. treasury securities	5,124	245	-	5,369
Obligations of state and political subdivisions	68,507	740	(242)	69,005
Corporate securities	16,233	459	-	16,692
Debt securities available for sale	438,731	7,151	(1,184)	444,698
Marketable equity securities	41,807	24,983	(201)	66,589
Other securities	25,231	-	-	25,231
Total	$505,769	$32,134	$(1,385)	$536,518

September 30, 2004	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
Obligations of states and political subdivisions	$265	-	-	$265
Total	$265	-	-	$265

December 31, 2003	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$318,581	$8,020	$(698)	$325,903
Collateralized mortgage obligations of U.S. government corporations and agencies	43,846	452	(47)	44,251
Mortgage-backed securities	45,325	643	(199)	45,769
U.S. treasury securities	5,223	521	-	5,744
Obligations of state and political subdivisions	66,428	1,247	(136)	67,539
Corporate securities	20,286	1,178	-	21,464
Debt securities available for sale	499,689	12,061	(1,080)	510,670
Marketable equity securities	42,077	30,833	(319)	72,591
Other securities	27,557	-	-	27,557
Total	$569,323	$42,894	$(1,399)	$610,818

December 31, 2003	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
Obligations of states and political subdivisions	$265	$3	-	$268
Total	$265	$3	-	$268

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE F - SECURITIES - continued

The amortized cost and estimated market value of debt securities at September 30, 2004, by contractual maturity, are as set forth below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based upon the current estimated prepayment rates. The mortgage-backed securities may mature earlier or later than their weighted-average estimated maturities because of principal prepayments.
Available for Sale	Amortized Cost	Estimated Market Value
	(dollars in thousands)
Due in one year or less	$82,668	$83,773
Due after one year through five years	290,346	295,333
Due after five years through ten years	62,337	62,218
Due after ten years	3,380	3,374
Total	$438,731	$444,698

Held to Maturity	Amortized Cost	Estimated Market Value
	(dollars in thousands)
Due in one year or less	$265	$265
Total	$265	$265

At September 30, 2004 and December 31, 2003, investment securities with a principal amount of $336,695,000 and $389,922,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTE G - LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio was as follows:
	September 30, 2004	December 31, 2003
	(dollars in thousands)
Real estate - construction	$259,156	$193,874
Real estate - mortgages:
Residential	482,543	499,661
Commercial	881,916	794,420
Commercial and industrial	598,590	533,958
Consumer installment	70,048	78,707
Gross Loans	$2,292,253	$2,100,620
Allowance for loan losses	(32,127)	(31,478)
Total Loans	$2,260,126	$2,069,142

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE G - LOANS AND ALLOWANCE FOR LOAN LOSSES - continued
Changes in the allowance for loan losses for the nine months ended September 30, were as follows:
	2004	2003
	(dollars in thousands)
Balance at beginning of period	$31,478	$30,138
Charge-offs	(5,614)	(5,083)
Recoveries	1,363	859
Net charge-offs	(4,251)	(4,224)
Provision for loan losses	4,900	5,800
Balance at end of period	$32,127	$31,714

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans as of September 30, 2004 and December 31, 2003.
	September 30, 2004	December 31, 2003
	(dollars in thousands)
Recorded investment in loans considered to be impaired	$11,438	$4,087
Loans considered to be impaired that were on a nonaccrual basis	10,588	3,392
Allowance for loan losses related to loans considered to be impaired	268	-
Average recorded investment in impaired loans	6,455	3,629
Total interest income per contractual terms on impaired loans	619	518
Interest income on impaired loans recognized on a cash basis	515	458

NOTE H - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $530,093,000, unfunded other loan commitments totaled $133,373,000 and obligations under standby letters of credit totaled $185,237,000 at September 30, 2004.

NOTE I - LITIGATION

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. Management does not believe that the outcome of any current proceedings will have a material adverse effect on the consolidated financial position of S&T.

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

Business Summary

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania with assets of $3.0 billion at September 30, 2004. S&T provides a full range of financial services through a branch network of 49 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate trust services and other fiduciary services.

Financial Condition

Total assets averaged $3.0 billion in the first nine months of 2004. Average loans increased $170.5 million and average securities and federal funds decreased $60.3 million in the first nine months of 2004 compared to the 2003 full year average. Average deposits increased $70.0 million and average borrowings increased $29.8 million during the nine months ended September 30, 2004 as compared to the 2003 full year average.

Lending Activity

Average loans increased $170.5 million to $2.2 billion during the nine months ended September 30, 2004 from the 2003 full year average. Changes in the composition of the average loan portfolio during the first nine months of 2004 included increases of $60.7 million of commercial loans and $146.9 million of commercial real estate loans, offset by decreases of $24.5 million of residential mortgages and $12.6 million of installment loans.

Real estate construction and commercial loans, including mortgage and industrial, comprised 75% of the average loan portfolio as of September 30, 2004. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by limiting concentrations and a rigorous underwriting review by loan administration.

Residential mortgage loans comprised 22% of the average loan portfolio as of September 30, 2004. Residential mortgage lending continued to be a strategic focus for the third quarter of 2004 through our centralized mortgage origination department, product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20% down payment. At September 30, 2004, 13% of the residential mortgage portfolio consisted of adjustable rate mortgages.

S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first nine months of 2004, S&T sold $33.7 million of 1-4 family mortgages to Fannie Mae compared to $64.6 million during the first nine months of 2003. S&T will continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Consumer installment loans comprised 3% of the average loan portfolio as of September 30, 2004. Direct auto loans decreased $5.6 million for the nine months ended September 30, 2004 as compared to the 2003 full year average.

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

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

The loan to value policy guideline is 80% for residential first lien mortgages. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes incurred with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100% of loan to value. S&T offers a variety of unsecured and secured installment loan and credit card products. However, the majority of the consumer loan portfolio is automobile loans. Loan to value guidelines for direct loans are 90%-100% of invoice for new automobiles and 80%-90% of National Automobile Dealer Association (NADA) value for used automobiles.

Management intends to continue to pursue quality loans in a variety of lending categories within our market area in order to enhance shareholder value. S&T's loan portfolio primarily represents loans to businesses and consumers in our market area of western Pennsylvania rather than to borrowers in other areas of the country. S&T has not concentrated its lending activities in any industry or group of industries. During the past several years, management has concentrated on building an effective credit and loan administration staff, which assists management in evaluating loans before they are made and in identifying problem loans early.

Security Activity

Average securities decreased by $60.5 million in the first nine months of 2004 compared to the 2003 full year average to partially provide funding for the commercial loan growth. The average decrease was comprised of $27.8 million in U.S. government agency securities, $26.3 million of mortgage-backed securities and $12.5 million of other corporate securities. Offsetting these decreases were average increases of $12.0 million of states and political subdivisions and $1.7 million of Federal Home Loan Bank (FHLB) stock. The equity securities portfolio is primarily comprised of bank holding companies to take advantage of the dividends received deduction for corporations. At September 30, 2004, the equity portfolio had net unrealized gains of $24.8 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to changes in market value. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate securities and marketable equity securities as available for sale. One municipal security is classified as held to maturity. On a quarterly basis, management evaluates the security portfolios for other than temporary declines in fair value. At September 30, 2004 unrealized gains, net of unrealized losses, for securities classified as available for sale were $30.7 million.

Allowance for Loan Losses

The balance in the allowance for loan losses was $32.1 million or 1.40% of total loans at September 30, 2004 as compared to $31.5 million or 1.50% of total loans at December 31, 2003. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

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

Significant to this analysis is the shift in the loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to our continuing growth, many are new loan relationships. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current economic factors and trends in risk ratings are considered in the determination of the allowance for loan losses. At September 30, 2004, S&T's risk rating analysis of the portfolio remains relatively stable compared to December 31, 2003.

Net loan charge-offs totaled $4.3 million in the first nine months of 2004 compared to $4.2 million in the first nine months of 2003. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at September 30, 2004, was $15.9 million or 0.69% of total loans. This compares to nonperforming loans of $9.1 million or 0.43% of total loans at December 31, 2003. The majority of the increase in nonperforming loans relates to a $7.7 million credit for a hotel. The borrower has experienced reduced cash flows associated with the declines in hotel occupancy and is within an industry that has suffered from pricing pressures, over-capacity and declining performance in recent years. The credit is secured by real estate

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

and a personal guarantee of the principal, and the collateral is scheduled for auction in the fourth quarter of 2004. S&T's previous and continued exposure related to this relationship had been appropriately considered in determining the adequacy of the allowance for loan losses in prior periods. S&T recorded a $2.5 million charge-off in the third quarter of 2004 related to this credit and the remaining nonperforming balance was $5.2 million at September 30, 2004 The other significant component of nonperforming assets is another hotel that bears an 80 percent United States Department of Agriculture guarantee. The property has been sold, with no expected remaining exposure to S&T. In the fourth quarter of 2004, S&T expects to resolve this $2.5 million nonperforming asset.

Maintaining asset quality is a major corporate objective at S&T, and management believes that the allowance for loan losses is adequate to absorb probable loan losses. Nonperforming assets totaled $18.7 million or 0.62% of total assets at September 30, 2004, as compared to $14.0 million or 0.47% at June 30, 2004, and $11.5 million or 0.40% at December 31, 2003. The majority of the increase in nonperforming assets relates to a $7.7 million credit for a hotel, as discussed above.

Deposits

Average total deposits increased by $70.0 million, or 4%, during the nine months ended September 30, 2004 as compared to the 2003 full year average. Changes in the average deposit mix included increases of $38.5 million in demand accounts, $6.0 million in savings accounts and $51.2 million in time deposits. Partially offsetting these increases is a decrease of $25.7 million in money market and NOW accounts. The change is attributable to strategic initiatives through new products, promotions and cash management services to commercial customers to increase transaction related deposits and a shift from money market accounts to time deposits and savings as increased interest rates became more attractive to depositors.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Time deposits of $100,000 and over were 9% of total deposits at September 30, 2004 and 8% at December 31, 2003, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, S&T believes it has the ability to access both public and private capital markets to raise long-term funding if necessary. Periodically, S&T enters into brokered certificates of deposits with outside brokerage firms. There were $37.3 million of brokered retail certificates of deposits outstanding at September 30, 2004 and $8.8 million at December 31, 2003. The increase in brokered certificates of deposits was to partially provide funding for the commercial loan growth.

Borrowings

Average borrowings increased $29.8 million for the first nine months ended September 30, 2004 compared to the 2003 full year average and were comprised of retail repurchase agreements (REPOs), wholesale REPOs, federal funds purchased, Federal Home Loan Bank (FHLB) advances and long-term borrowings. S&T defines repurchase agreements with its local retail customers as retail REPOs; short-term wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from 1 to 365 days.

The average balance in retail REPOs increased approximately $11.5 million for the first nine months of 2004 compared to the full year 2003 average. S&T views retail REPOs as a relatively stable source of funds because most of these accounts are with local long-term customers. Average wholesale REPOs, federal funds purchased and FHLB advances increased by $137.1 million for the first nine months of 2004 compared to the full year 2003 average, in order to take advantage of low rate short-term funds and to better match commercial borrower shifts into more variable rate products.

Average long-term borrowings have decreased by $119.2 million in the first nine months of 2004 as compared to the full year 2003 average. At September 30, 2004, S&T had average long-term borrowings outstanding of $109.7 million. During the fourth quarter of 2003, S&T prepaid $89.3 million of fixed-rate borrowings, with average maturities of approximately nine months and an average cost of 6.56%. The funds were replaced with short-term borrowings having an average cost of 1.25%. The interest expense savings approximated $0.5 million in 2003 and $2.9 million in the first nine months of 2004. The reduction in higher-cost long-term debt was an asset/liability strategy intended to mitigate the asset sensitivity position of S&T's balance sheet and exposure to declining interest rates.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

Capital Resources

Shareholders' equity increased $5.9 million at September 30, 2004, compared to December 31, 2003. Net income was $39.8 million and dividends paid to shareholders were $20.9 million for the nine months ended September 30, 2004. Also affecting capital is a decrease of $6.9 million in unrealized gains on securities available for sale, stock buybacks of 542,600 shares during 2004 at an average cost of $29.43 per share and the issuance of 404,058 shares through the exercise of employee and director stock options. Authorization for repurchasing an additional 457,400 shares remains in effect for 2004.

S&T paid 53.3% of net income in dividends, equating to an projected annual dividend yield of 3% utilizing the September 30, 2004 closing market price of $35.71. The book value of S&T's common stock increased from $12.48 at December 31, 2003 to $12.77 at September 30, 2004. The market price of S&T's common stock was $35.71 per share at September 30, 2004, compared to $29.80 per share at December 31, 2003.

S&T continues to maintain a strong capital position with a leverage ratio of 9.2% as compared to the minimum regulatory guideline of 3.0%. S&T's risk-based capital Tier I and Total ratios were 10.4% and 12.1%, respectively, at September 30, 2004. These ratios place S&T above the Federal Reserve Board's risk-based capital guidelines of 4.0% and 8.0% for Tier I and Total, respectively.

RESULTS OF OPERATIONS

Nine months ended September 30, 2004 compared to
Nine months ended September 30, 2003

Net Income

Net income was $39.8 million or $1.49 diluted earnings per share for the first nine months of 2004 as compared to $38.6 million or $1.45 diluted earnings per share for the same period of 2003. The increase during the first nine months of 2004 was primarily the result of increases in net interest income, higher security gains and lower loan loss provision, offset by an increase in noninterest expense.

Net Interest Income

Net interest income on a fully taxable equivalent basis increased $1.7 million or 2% for the nine months as compared to the same period of 2003. Net interest income for the first nine months of 2003 included $1.5 million of commercial loan prepayment penalties and dividends that did not recur this year. The net interest margin on a fully taxable equivalent basis was 3.97% in the first nine months of 2004 as compared to the 4.05% in the same period of 2003. Tax-exempt income on a fully-taxable equivalent basis using the statutory corporate income tax rate of 35% was $2.8 million for the nine months ended September 30, 2004 and 2003, respectively.

In the first nine months of 2004 average loans increased $179.9 million, and average securities and federal funds sold decreased $68.2 million as compared to the same period of 2003. The yields on average securities decreased by 32 basis points from the comparable period in 2003 and the yield on average loans decreased by 62 basis points.

In the first nine months of 2004 balances of average interest-bearing deposits increased by $27.3 million as compared to the same period of 2003. The cost of deposits totaled 1.84%, a decrease of 18 basis points from the comparable period in 2003 due to decreased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 136 basis points to 1.70%.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS
	Nine Months Ended September 30,
	2004			2003
	(dollars in thousands)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans	$2,205.3	$93.9	5.69%	$2,025.4	$95.6	6.31%
Securities/Other	579.2	18.4	4.24%	647.4	22.1	4.56%
Total interest-earning assets	2,784.5	112.3	5.39%	2,672.8	117.7	5.89%
Noninterest-earning assets	179.0			181.5
TOTAL	$2,963.5			$2,854.3
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW/money market/savings	$753.9	$2.9	0.52%	$777.4	$3.8	0.66%
Time deposits	854.5	19.2	3.00%	803.7	20.1	3.34%
Borrowed funds < 1 year	476.4	4.5	1.25%	313.8	2.9	1.24%
Borrowed funds > 1 year	109.8	3.0	3.68%	246.0	9.9	5.39%
Total interest-bearing liabilities	2,194.6	29.6	1.80%	2,140.9	36.7	2.29%
Noninterest-bearing liabilities:
Demand deposits	385.5			341.1
Shareholders' equity/Other	383.4			372.3
TOTAL	$2,963.5			$2,854.3
Net yield on interest-earning assets			3.97%			4.05%

Positively affecting net interest income was a $58.0 million increase in average net free funds as compared to the nine months ended September 30, 2003. Average net free funds are the excess of demand deposits, other noninterest bearing liabilities and shareholders' equity over nonearning assets. During 2003, dividend income included the impact of special dividends and commercial loan prepayment penalties, which did not recur in 2004.

Maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to S&T's financial performance because net interest income comprised 79% of operating revenue (net interest income plus noninterest income, excluding security gains) in the first nine months of 2004. A variety of asset/liability management strategies were successfully implemented within prescribed Asset/Liability Committee risk parameters that enabled S&T to maintain a net interest margin reasonably consistent with historical levels during a volatile interest rate environment. The level and mix of funds are monitored by the Asset/Liability Committee in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

Provision for Loan Losses

The provision for loan losses was $4.9 million for the first nine months of 2004 and $5.8 million for the same period of 2003. The provision is the result of management's on-going assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on probable losses in the loan portfolio. Also affecting the amount of provision is loan growth, portfolio composition and trends within risk ratings.

Credit quality indicators are important factors in determining the amount of the provision. Net charged-off loans were $4.3 million and $4.2 million for the first nine months of 2004 and 2003, respectively. Nonperforming loans to total loans was 0.69% at September 30, 2004 compared to 0.47% at September 30, 2003. The majority of the increase in nonperforming loans relates to a $7.7 million credit for a hotel. The borrower has experienced reduced cash flows associated with the declines in hotel occupancy and is within an industry that has suffered from pricing pressures, over-capacity and declining performance in recent years. The credit is secured by real estate and a personal guarantee of the principal, and the collateral is scheduled for auction in the fourth quarter of 2004. S&T's previous and continued exposure related to this relationship had been appropriately considered in determining the adequacy of the allowance for loan losses in prior periods. S&T recorded a $2.5 million charge-off in the third quarter of 2004 related to this credit and the remaining nonperforming balance was $5.2 million at September 30, 2004. Also affecting the amount of provision expense are the amount and types of loan growth, portfolio composition and specifically assigned reserve in prior periods for troubled credits. Loan growth in the first nine months of 2004 compared to 2003 is attributable to larger-sized commercial loans, which present an inherently higher risk than other types of loans in the portfolio.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

Noninterest Income

Noninterest income, excluding investment security gains, was relatively flat at $21.2 million for the nine-month period ended September 30, 2004, as compared to the year ago period. The primary reason for this performance was a $0.7 million decline in mortgage banking revenues primarily due to lower residential mortgage originations in 2004. Traditional fees from deposit services, insurance and wealth management increased $0.8 million or 6% year-to-date 2004 compared to 2003. Wealth management activities increased $0.5 million or 11% as a result of new business and general market improvements. The increase of $0.1 million or 2% in service charges and fees and $0.3 million or 8% in insurance is a result of several strategic initiatives and product enhancements that were implemented in order to expand these sources of revenue.

S&T recognized $4.4 million of gains on available for sale equity securities in the first nine months of 2004 as compared to $3.3 million in the same period of 2003. The increase is a result of better market opportunities for the equity securities portfolio during the first nine months of 2004. Unrealized gains, net of unrealized losses, in the available for sale equity portfolio totaled $24.8 million at September 30, 2004, compared to $30.5 million at December 31, 2003.

Noninterest Expense

Noninterest expense increased by $1.6 million or 4% during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Staff expense increased $1.4 million or 6% primarily attributable to the effects of merit increases, higher benefit plan costs and increased staffing levels. Average full-time equivalent staff was 774 at September 30, 2004 and 765 at September 30, 2003. Data processing expense increased $0.3 million or 13% and other expense decreased $0.2 million or 2%. The changes with data processing and other expense are primarily related to the reclassification of certain communication costs from other expense as well as increased organizational growth related to increased business activity, particularly in the commercial lending and credit administration areas. S&T's efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, was 43% for the nine months ended September 30, 2004 as compared to 42% for the nine months ended September 30, 2003.

Federal Income Taxes

Federal income tax expense increased $0.9 million for the nine months ended September 30, 2004 as compared to the same period of 2003. The effective tax rate for the first nine months of 2004 and 2003 was 29%, which is below the 35% statutory rate due primarily to benefits resulting from tax-exempt interest, excludable dividend income, low income housing tax credits and the defined contribution retirement plan dividend deduction.

Three months ended September 30, 2004 compared to Three months ended September 30, 2003

Net Income

Net income was $13.3 million or $0.50 per diluted earnings per share in the third quarter of 2004 and in the same period of 2003.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $1.7 million or 6% in the third quarter of 2004 compared to the same period of 2003. The increase in net interest income is a result of a $118.6 million increase of average interest earning assets primarily driven by increased commercial lending activity. Also, affecting the year-to-year comparison is $0.7 million of prepayment penalties received on commercial loans in 2003 that did not recur in the same period of 2004. Net interest margin on a fully taxable equivalent basis was 3.96% for the third quarter of 2004, as compared to 3.87% for the same period of 2003.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

In the third quarter of 2004, average loans increased $220.7 million, and average securities and average federal funds sold decreased $102.1 million as compared to the third quarter of 2003. The yields on average securities increased by 5 basis points from the comparable period in 2003 and the yield on average loans decreased by 24 basis points. Positively affecting net interest income was an increase of $46.4 million in net free funds as compared to the three months ended September 30, 2004.

In the third quarter of 2004, balances of average interest-bearing deposits increased by $75.5 million as compared to the same period of 2003. The cost of deposits totaled 1.87%, an increase of 5 basis points from the comparable period in 2003 due to increased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 96 basis points to 1.93%.
	Three Months Ended
	September 30, 2004			September 30, 2003
	(dollars in thousands)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans	$2,264.9	$32.7	5.74%	$2,044.2	$30.8	5.98%
Securities/Other	556.6	6.0	4.28%	658.7	7.0	4.23%
Total interest-earning assets	2,821.5	38.7	5.45%	2,702.9	37.8	5.55%
Noninterest-earning assets	180.7			185.5
TOTAL	$3,002.2			$2,888.4
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW/money market/savings	$753.2	$1.1	0.56%	$781.8	$0.9	0.47%
Time deposits	888.4	6.7	2.98%	784.3	6.2	3.16%
Borrowed funds < 1 year	486.1	1.8	1.50%	319.0	0.9	1.08%
Borrowed funds > 1 year	95.7	1.0	4.14%	266.1	3.4	5.07%
Total interest-bearing liabilities	2,223.4	10.6	1.89%	2,151.2	11.4	2.11%
Noninterest-bearing liabilities:
Demand deposits	400.0			361.6
Shareholders' equity/Other	378.8			375.6
TOTAL	$3,002.2			$2,888.4
Net yield on interest-earning assets			3.96%			3.87%

Provision for Loan Losses

The provision for loan losses was $1.5 million for the third quarter of 2004 and 2003. The provision is the result of management's assessment of economic conditions, credit quality statistics, loan administration effectiveness and other factors that would have an impact on inherent losses in the loan portfolio. Also affecting the amount of the provision are the amounts and types of loan growth, portfolio composition and trends within risk ratings.

Noninterest Income

Noninterest income, excluding security gains, decreased $1.3 million or 16% in the third quarter of 2004 as compared to 2003. Decreases included $1.6 million in other income, offset by increases of $0.2 million in insurance and $0.1 million in wealth management fees. During the third quarter of 2004, decreases in long and intermediate term interest rates increased the prepayment speeds in the $171.5 million serviced loan portfolio, resulting in an increase to the valuation allowance for residential mortgage servicing rights of $0.3 million, as compared to a $0.6 million reduction in the valuation allowance for the third quarter of 2003. Also affecting mortgage banking revenues in 2004 is the reduction of mortgage originations as compared to a period of heavy refinancing activity in 2003. S&T recognized $1.1 million of gains on available for sale securities in the third quarter of 2004 and in the same period of 2003. Included in realized equity security gains for the third quarter of 2004 is a $0.4 million charge for an other than temporary impairment on one equity investment security. The equity

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS

security gains were taken on available for sale securities in the third quarter of 2004 and 2003 in order to maximize returns in the portfolio by taking advantage of market opportunities when presented.

Noninterest Expense

Noninterest expense increased $0.2 million or 1% in the third quarter of 2004 as compared to the third quarter of 2003. Staff expense increased $0.3 million or 4% primarily attributable to higher benefit plan costs and increased staffing levels. Included in this increase is an additional expense of $0.4 million for employee healthcare due to the impact of adverse claim experience in S&T's self-funded plan and overall medical cost inflation. Average full-time equivalent staff was 781 for the three months ended September 30, 2004 and 773 for the same period of 2003 reflecting increased business activity, particularly in the commercial lending and credit administration areas.

Federal Income Taxes

Federal income tax expense increased $0.2 million in the third quarter of 2004 as compared to the third quarter of 2003. The effective tax rate for the third quarter of 2004 and 2003 was 29% and 28%, respectively, which is below the 35% statutory rate due primarily to benefits resulting from tax-exempt interest, excludable dividend income, low income housing tax credits and the donation of appreciated equity securities in 2003.

Critical Accounting Policies and Judgements

S&T's consolidated financial statements are prepared based upon the application of certain critical accounting policies affecting accounts such as: investment securities, allowance for loan losses and goodwill and other intangibles. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect S&T's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on S&T's future financial condition and results of operations. S&T's critical accounting policies are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in S&T's Annual Report on Form 10-K, filed with the SEC on March 15, 2004. There have been no material changes in S&T's critical accounting policies since December 31, 2003.

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

CONTROLS AND PROCEDURES
Item 4.

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of S&T's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that S&T's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, S&T's internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings.
Not Applicable
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. The following information describes the activity that has taken place during 2004 with respect to S&T's share repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares that can be Purchased Under the Plan
March 16, 2004 - March 31, 2004(1)(2)(3)	110,000	$29.93	110,000
April 01, 2004 - April 30, 2004	70,000	28.85	180,000
May 01, 2004 - May 31, 2004	315,000	29.36	495,000
June 01, 2004 - June 30, 2004	47,600	29.60	542,600
July 01, 2004 - September 30, 2004	-	-	542,600
Total	542,600	29.43	542,600	1,000,000

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
S&T Bancorp, Inc.
(Registrant)
Date: November 8, 2004	/s/ Robert E. Rout
Robert E. Rout Executive Vice President, Secretary and Chief Financial Officer