Form 10-K
period 2004-12-31
S&T BANCORP INC
filed 2005-03-15
CIK 719220

ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2004
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004

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

Common Stock, Par Value $2.50 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229-405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.     Yes ☑ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑ No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 16, 2005:

Common Stock, $2.50 par value - $ 902,901,747

The number of shares outstanding of the issuer's classes of common stock as of February 16, 2005:
Common Stock, $2.50 par value - 26,642,745 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held April 18, 2005 are incorporated by reference into Part III on this Form 10-K.

Part I

Item 1. Business

General

S&T Bancorp, Inc. ("S&T") was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and has two wholly owned subsidiaries, S&T Bank and 9th Street Holdings, Inc. S&T owns a one-half interest in Commonwealth Trust Credit Life Insurance Company. S&T is registered as a financial holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended ("BHCA").

As of December 31, 2004, S&T had approximately $3.0 billion in total assets, $349.1 million in total shareholder's equity and $2.2 billion in total deposits. The deposits of S&T Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent provided by law.

Total wealth management assets were approximately $1.2 billion at December 31, 2004. Wealth Management Services include services as executor and trustee under wills and deeds, as guardian and custodian of employee benefit trusts and brokerage services.

S&T Bank is a full service bank with its Main Office at 800 Philadelphia Street, Indiana, Pennsylvania, providing service to its customers through a branch network of 51 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania.

S&T Bank's services include accepting time and demand deposit accounts, originating commercial and consumer loans, providing letters of credit, offering discount brokerage services, personal financial planning and credit card services. Management believes that S&T Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). S&T Bank has not experienced significant fluctuations in deposits.

S&T Bank has three wholly owned subsidiaries, S&T Insurance Group, LLC, S&T Bancholdings, Inc. and S&T Professional Resources Group, LLC. In May 2002, S&T Professional Resources Group, LLC was formed to market software developed by S&T. In August 2002, S&T Bancholdings, Inc. was formed as an investment holding company. In August 2002, S&T Bank acquired Evergreen Insurance Associates, Inc., a multi-line insurance agency with a client base of approximately 2,000 customers in Pennsylvania, Maryland and West Virginia. Evergreen Insurance Associates, Inc. was merged into Evergreen Insurance, LLC, with a resulting name change to Evergreen Insurance Associates, LLC, a wholly owned subsidiary of S&T Insurance Group, LLC.

Employees

As of December 31, 2004, S&T Bank and subsidiaries had 774 full-time equivalent employees. S&T provides a variety of employment benefits and considers its relationship with its employees to be good.

Website access to United States Securities and Exchange Commission Filings

All reports filed electronically by S&T with the United States Securities and Exchange Commission ("SEC"), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on S&T's website at www.stbank.com. These filings are also accessible on the SEC's website at www.sec.gov.

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

S&T

S&T is a bank holding company subject to regulation under the BHCA, and the examination and reporting requirements of the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board"). Under the BHCA a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any additional bank, or merge or consolidate with another bank holding company, without the prior approval of the Federal Reserve Board. S&T also is subject to the supervision and regulation of the Pennsylvania Department of Banking ("PADB"). S&T has received such approvals from the Federal Reserve Board for the following passive ownership positions:
Name of Entity	Percent Approved	Percent of Outstanding Shares Owned by S&T

Allegheny Valley Bancorp, Inc.	24.9%	13.88%
CBT Financial Corp.	9.9%	5.36%
Fidelity Bancorp, Inc.	9.9%	4.85%
IBT Bancorp, Inc.	9.9%	7.74%

S&T became a financial holding company under BHCA as amended by the Gramm-Leach-Bliley Act of 1999 ("GLB") in 2001. In order to maintain its status as a financial holding company, all depository institutions controlled by the bank holding company must be well capitalized and well managed, and have at least a "satisfactory" Community Reinvestment Act ("CRA") rating. S&T and S&T Bank currently satisfy these criteria. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The GLB defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Banks also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a "satisfactory" CRA rating. The GLB also establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the ("SEC") will regulate their securities activities and state insurance regulators will regulate their insurance activities. In addition, rules developed by the federal banking agencies pursuant to the GLB require disclosure of privacy policies to consumers and in some circumstances, allow consumers to prevent the disclosure of certain personal information to nonaffiliated third parties.

S&T is presently engaged in nonbanking activities through the following five entities: 9th Street Holdings, Inc., S&T Bancholdings, Inc., Commonwealth Trust Credit Life Insurance Company ("CTCLIC"), S&T Insurance Group, LLC and S&T Professional Resources Group, LLC. 9th Street Holdings, Inc. was formed in June 1988 and S&T Bancholdings, Inc. was formed in August 2002 to hold and manage a group of investments previously owned by S&T Bank and to give S&T additional latitude to purchase other investments. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC distributes high-quality life insurance and long-term disability income insurance products through Evergreen Insurance Associates, LLC. During 2002, S&T Insurance Group, LLC expanded into the property and casualty insurance business with the acquisition of Evergreen Insurance, LLC. S&T Professional Resources Group, LLC markets software developed by S&T.

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

S&T Bank

As a state-chartered, commercial bank, the deposits of which are insured by the Bank Insurance Fund ("BIF") of the FDIC, S&T Bank is subject to the supervision and regulation of the PADB and the FDIC. S&T Bank also is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount, terms and conditions of loans that may be granted, and limits on the type of other activities in which S&T Bank may engage and the investments it may make.

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

Insurance of Accounts; Depositor Preference

The deposits of S&T Bank are insured up to $100,000 per insured depositor by the Bank Insurance Fund ("BIF") of the FDIC. As an FDIC-insured bank, S&T Bank also is subject to FDIC insurance assessments. Currently, the amount of FDIC assessments paid by individual insured depository institutions ranges from zero to $0.27 per $100 of insured deposits, based on their relative risk to the deposit insurance funds, as measured by the institutions' regulatory capital position and other supervisory factors. S&T Bank currently pays the lowest premium rate based upon this risk assessment. However, the FDIC retains the ability to increase regular assessments and to levy special additional assessments.

In addition to deposit insurance fund assessments, beginning in 1997 the FDIC assessed BIF-assessable and Savings Association Insurance Fund ("SAIF")-assessable deposits to fund the repayment of debt obligations of the Financing Corporation ("FICO"). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2004, the current annualized rate established by the FDIC for both BIF-assessable and SAIF-assessable deposits was 1.46 basis points (hundredths of one percent).

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

Capital

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, S&T and S&T Bank each generally is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit), of 8.00 percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance ("Tier 2 capital") and, together with Tier 1 capital, ("Total capital"). At December 31, 2004, S&T's Tier 1 and Total capital ratios were 10.84 percent and 12.58 percent, respectively, and the ratios of Tier 1 capital and Total capital to total risk-adjusted assets for S&T Bank were 9.98 percent and 11.36 percent, respectively.

In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to 3.00 percent for bank and bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing significant growth or expansion. All other banks and bank holding companies will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. S&T's leverage ratio at December 31, 2004 was 9.51 percent, and S&T Bank's leverage ratio was 8.73 percent at December 31, 2004.

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

Payment of Dividends

S&T is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of the revenues of S&T result from amounts paid as dividends to S&T by S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. S&T does not expect that any of these laws, regulations or policies will materially influence its ability or the ability of S&T Bank to pay dividends. During the year ended December 31, 2004, S&T Bank paid $28.1 million in cash dividends to S&T.

Other Safety and Soundness Regulations

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is, "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," as defined by the law. Under regulations established by the federal banking agencies, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6.00 percent, a Total capital ratio of at least 10.00 percent and a leverage ratio of at least 5.00 percent and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4.00 percent, a Total capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent, or 3.00 percent in some cases. As of December 31, 2004, S&T Bank was classified as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions and is not intended to be, and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.

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

Regulatory Enforcement Authority

The enforcement powers available to federal banking agencies are substantial and include, among other things and in addition to other powers described herein, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banks and bank holding companies and "institution affiliated parties," as defined in the Federal Deposit Insurance Act ("FDIA"). In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

The PADB also has broad enforcement powers over S&T Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator or receiver.

Interstate Banking and Branching

The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nation-wide and state-imposed deposit concentration limits. S&T Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger, branches of banks located outside of Pennsylvania, its home state. The establishment of de novo interstate branches is also possible in those states where expressly permitted. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, S&T Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and the Community Reinvestment Act (the "CRA.")

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the communities served by the bank, including low and moderate-income neighborhoods. Furthermore, such assessment also is required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a bank holding company (including a financial holding company) applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "unsatisfactory." S&T Bank was rated "satisfactory" in its most recent CRA evaluation.

Anti-Money Laundering Legislation

S&T Bank is subject to the Bank Secrecy Act and its implementing regulations and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. Among other things, these laws and regulations require S&T Bank to take steps to prevent the use of S&T Bank for facilitating the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. S&T Bank also is required to develop and implement a comprehensive anti-money laundering compliance program. Banks also must have in place appropriate "know your customer" policies and procedures. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

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

Item 2. PROPERTIES

S&T operates 51 banking offices in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson, Westmoreland and surrounding counties in Pennsylvania.

S&T owns land and banking offices at the following locations:
133 Philadelphia Street Armagh, PA 15920	205 East Market Street Blairsville, PA 15717	111 Resort Plaza Drive Blairsville, PA 15717	456 Main Street Brockway, PA 15824

256 Main Street Brookville, PA 15825	209 Allegheny Boulevard Brookville, PA 15825	181 New Castle Road Butler, PA 16001	410 Main Street Clarion, PA 16214

650 Main Street Clarion, PA 16214	85 Greensburg Street Delmont, PA 15626	100 South Chestnut Street Derry, PA 15627	614 Liberty Boulevard DuBois, PA 15801

Coral Reef & Crooked Island Roads DuBois, PA 15801	35 West Scribner Avenue DuBois, PA 15801	200 Patchway Road Duncansville, PA 16635	420 Pleasantview Drive & Armstrong Street Ford City, PA 16226

920 Fifth Avenue Ford City, PA 16226	701 East Pittsburgh Street Greensburg, PA 15601	34 North Main Street Homer City, PA 15748	2175 Route 286 South Indiana, PA 15701
800 Philadelphia Street Indiana, PA 15701	501 Philadelphia Street Indiana, PA 15701	225 Lucerne Road Lucernemines, PA 15754	4385 Old Wm. Penn Hwy Monroeville, PA 15146

4251 Old Wm. Penn Hwy Murrysville, PA 15668	363 Broad Street New Bethlehem, PA 16242	628 Broad Street New Bethlehem, PA 16242	12262 Frankstown Road Pittsburgh, PA 15235

301 Unity Center Road Pittsburgh, PA 15239	7660 Saltsburg Road Pittsburgh, PA 15239	539 West Mahoning Street Punxsutawney, PA 15767	232 Hampton Avenue Punxsutawney, PA 15767

418 Main Street Reynoldsville, PA 15851	602 Salt Street Saltsburg, PA 15681	30 Towne Center Drive Leechburg, PA 15656	2190 Hulton Road Verona, PA 15147

100 South Fourth Street Youngwood, PA 15697

Item 2. PROPERTIES - continued

Land is leased where S&T owns the banking offices and remote ATM buildings at the following locations:
8th & Merle Street Clarion, PA 16214	840 Wood Street Gemmel Student Center Clarion, PA 16214	730 East Pittsburgh Street Greensburg, PA 15601	435 South Seventh Street Indiana, PA 15701

1107 Wayne Avenue Indiana, PA 15701	1176 Grant Street Indiana, PA 15701	523 Franklin Avenue Vandergrift, PA 15690	229 Westmoreland Drive, Route 30 Greensburg, PA 15601

S&T leases land and banking offices at the following locations:

20001 Route 19 Suite B Cranberry Township, PA 16066	6700 Hollywood Blvd. Delmont, PA 15626	5522 Shaffer Road Suite 99 DuBois Mall DuBois, PA 15801	35 West Scribner Avenue DuBois, PA 15801

Lawruk Plaza 208 West Plank Road Altoona, PA 16602	324 North Fourth Street Indiana, PA 15701	2850 Route 286 South & Hospital Road Indiana, PA 15701	Route 30 East Latrobe, PA 15650

3100 Oakland Avenue Indiana, PA 15701	Route 268 Hilltop Plaza Kittanning, PA 16201	100 Colony Lane Suite B Latrobe, PA 15650	196 Industrial Park Ebensburg, PA 15931

2388 Route 286 Holiday Park, PA 15239	Shadyside Village 820 South Aiken Avenue Pittsburgh, PA 15232

Item 3. LEGAL PROCEEDINGS

The nature of S&T's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management, there are no proceedings pending to which S&T is a party or to which its property is subject, which, if determined adversely to S&T, would be material in relation to its shareholders' equity or financial condition. In addition, no material proceedings are pending nor are known to be threatened or contemplated against S&T by governmental authorities or other parties.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters during the fourth quarter of the fiscal year covered by this report that were submitted to a vote of the security holders through solicitation of proxies or otherwise.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PRICES AND DIVIDEND INFORMATION

S&T's common stock is listed on the NASDAQ National Market System ("NASDAQ") under the symbol STBA. The range of sales prices for the years 2004 and 2003 is as follows and is based upon information obtained from NASDAQ. As of the close of business February 23, 2005, there were 3,149 shareholders of record of S&T. Dividends paid by S&T are primarily provided from S&T Bank's dividends to S&T. The payment of dividends by S&T Bank to S&T is subject to the restrictions described in Note J to the Consolidated Financial Statements. The cash dividends declared shown below represent the historical per share amounts for S&T common stock.
	Price Range of Common Stock		Cash Dividends Declared
2004	Low	High
Fourth Quarter	$ 35.50	$ 38.60	$ 0.27
Third Quarter	31.18	36.90	0.27
Second Quarter	27.85	32.14	0.27
First Quarter	29.16	31.65	0.26
2003
Fourth Quarter	$ 28.54	$ 31.46	$ 0.26
Third Quarter	27.10	30.00	0.26
Second Quarter	25.52	29.00	0.25
First Quarter	24.81	26.73	0.25

Item 6. SELECTED FINANCIAL DATA
Year Ended December 31:	2004	2003	2002	2001	2000
(dollars in thousands, except per share data)
INCOME STATEMENTS
Interest income	$ 148,638	$ 151,460	$ 151,160	$ 166,702	$ 176,184
Interest expense	40,890	47,066	56,300	76,713	86,141
Provision for loan losses	4,400	7,300	7,800	5,000	4,000
Net interest income after provision for loan losses	103,348	97,094	87,060	84,989	86,043
Noninterest income	34,202	36,204	32,680	31,230	22,154
Noninterest expense	60,191	60,658	51,766	49,875	45,658
Income before taxes	77,359	72,640	67,974	66,344	62,539
Applicable income taxes	23,001	20,863	19,370	19,046	17,566
Net income	$54,358	$51,777	$48,604	$47,298	$44,973
PER SHARE DATA
Net income-Basic	$2.05	$1.96	$1.83	$1.76	$1.67
Net income-Diluted	2.03	1.94	1.81	1.75	1.66
Dividends declared	$1.07	$1.02	$0.97	$0.92	$0.84
Book Value	13.12	12.48	11.51	11.01	10.28

ITEM 6. SELECTED FINANCIAL DATA - continued
S&T Bancorp, Inc. and Subsidiaries

SELECTED FINANCIAL DATA
BALANCE SHEET TOTALS (PERIOD END):
Year Ended December 31:	2004	2003	2002	2001	2000
(dollars in thousands)
Total assets	$2,989,034	$2,900,272	$2,823,867	$2,357,874	$2,310,290
Securities	518,171	611,083	641,164	585,265	580,912
Net loans	2,253,089	2,069,142	1,968,755	1,615,842	1,577,629
Total deposits	2,176,263	1,962,253	1,926,119	1,611,317	1,525,332
Short-term borrowings	323,384	432,020	319,351	152,282	80,686
Long-term borrowings	86,325	116,933	211,693	251,256	377,997
Total shareholders' equity	349,129	332,718	306,114	293,327	277,097

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SUMMARY

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania with assets of approximately $3.0 billion at December 31, 2004. S&T provides a full range of financial services through a branch network of 51 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management and administration; corporate trust services and other fiduciary services.

FINANCIAL CONDITION

Average earning assets grew $118.9 million in 2004 primarily as a result of growth in commercial lending activities. During 2004, average loan balances increased by $190.6 million, and average securities and federal funds sold decreased $71.7 million. The funding for this loan growth was primarily provided by a $100.9 million increase in average deposits, an increase of $19.3 million in average earnings retained and a $5.6 million increase in average borrowings.
	2004		2003
Loans (dollars in millions)	Average Loan Balance	Average Loan Balance Percentage	Average Loan Balance	Average Loan Balance Percentage
Commercial, mortgage and industrial	$1,664.1	75%	$1,434.3	71%
Residential real estate mortgage	489.3	22%	515.0	25%
Installment	71.9	3%	85.4	4%
Total	$2,225.3	100%	$ 2,034.7	100%

LENDING ACTIVITY

Average loans for the year ended December 31, 2004 were $2.2 billion, a $190.6 million or 9.4 percent increase from December 31, 2003. The increase in average loans for 2003 compared to 2002 was $275.7 million. Changes in the composition of the average loan portfolio during 2004 included increases of $229.8 million in commercial loans and $23.1 million in home equity loans offset by decreases of $48.8 million in residential mortgages and $13.5 million in installment loans. Total loans at December 31, 2004 increased $186.7 million from December 31, 2003. The increase is primarily attributable to $208.4 million of loan growth within the commercial loan category, offset by a $21.7 million decrease in consumer loan balances due to paydowns and sales into the secondary mortgage market.

Average commercial, mortgage and industrial loans comprised 75 percent of the loan portfolio in 2004 compared to 71 percent in 2003. The changes are primarily attributable to increased organizational growth related to increased business activity, primarily in the commercial lending and credit administration areas. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by limiting concentrations and applying rigorous underwriting review by loan administration. During 2004, commercial loans experienced a shift toward variable-rate loan products as customers took advantage of record low short-term interest rates. At December 31, 2004, variable-rate commercial loans were 57 percent of the commercial loan portfolio as compared to 53 percent at December 31, 2003.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average residential mortgage loans comprised 22 percent of the loan portfolio in 2004 compared to 25 percent in 2003. Residential mortgage lending continued to be a strategic focus during 2004 through the establishment of a centralized mortgage origination department, product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be mitigated because of S&T's conservative mortgage lending policies for portfolio loans, which generally require a maximum term of 20 years for fixed-rate mortgages, a maximum term of 30 years for adjustable-rate mortgages and private mortgage insurance for loans with less than a 20 percent down payment. Adjustable-rate mortgages with repricing terms of one, three and five years comprised 15 percent of the residential mortgage portfolio in 2004 and 12 percent in 2003. Home equity loans increased $11.3 million during 2004 and $34.1 million in 2003 and totaled $192.8 million at December 31, 2004 and $181.5 million at December 31, 2003, respectively.

Most of the decline in residential loans was due to active participation in the secondary mortgage markets. S&T periodically designates specific loan originations, generally longer-term, lower-yielding 1-4 family mortgages, as held for sale and sells them to Fannie Mae. The intent of these sales is to mitigate interest-rate risk associated with holding long-term residential mortgages in the loan portfolio, generate fee revenue from servicing, and maintain the primary customer relationship. During 2004, S&T sold $43.2 million of 1-4 family mortgages to Fannie Mae and currently services $175.9 million of secondary market loans. Fees and gains from mortgage servicing activities were $1.5 million in 2004 and $2.0 million in 2003. Management of S&T intends to continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Average consumer installment loans comprised 3 percent of the loan portfolio in 2004 compared to 4 percent in 2003. Installment loan decreases were primarily the result of significantly lower origination volumes. The balance of consumer installment loans at December 31, 2004 was $69.2 million compared to $78.7 million at December 31, 2003.

Loan underwriting standards for S&T are established by a formal policy administered by the S&T Bank Credit Administration Department, and are subject to the periodic review and approval of the S&T Board of Directors.

Rates and terms for commercial real estate, equipment loans and commercial lines of credit normally are negotiated, subject to such variables as economic conditions, marketability of collateral, credit history of the borrower and future cash flows. The loan to value policy guideline for commercial real estate loans is generally 75-80 percent.

The loan to value policy guideline for residential, first lien, mortgage loans is 80 percent. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes assumed with home equity loans, but normally only to the extent that the combined credit exposure for both first and second liens does not exceed 100 percent of the value of the mortgage property.

A variety of unsecured and secured installment loan and credit card products are offered by S&T. Loan to value guidelines for direct loans are 90-100 percent of invoice for new automobiles and 80-90 percent of National Automobile Dealer Association (NADA) value for used automobiles.

S&T continues to pursue quality loans in all lending categories within our market area in order to honor our commitment to provide comprehensive financial services to our customers. S&T's loan portfolio primarily represents loans to businesses and consumers in our market area of western Pennsylvania rather than to borrowers in other areas of the country. S&T has not concentrated its lending activities in any industry or group.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table shows S&T's loan distribution at the end of each of the last five years:
	December 31
	2004	2003	2002	2001	2000
(dollars in thousands)
Domestic Loans:
Commercial, mortgage and industrial	$1,455,932	$1,328,378	$1,169,138	$1,016,113	$936,313
Real estate-construction	274,783	193,874	191,927	115,825	113,856
Real estate-mortgage	487,445	499,661	541,102	430,261	465,779
Installment	69,191	78,707	96,726	80,569	89,076
TOTAL LOANS	$2,287,351	$2,100,620	$1,998,893	$1,642,768	$1,605,024

The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 2004. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.
	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
(dollars in thousands)
Commercial, mortgage and industrial	$407,509	$437,298	$611,125	$1,455,932
Real estate-construction	49,294	134,299	91,190	274,783
TOTAL	$456,803	$571,597	$702,315	$1,730,715
Fixed interest rates		$102,444	$73,203
Variable interest rates		469,153	629,112
TOTAL		$571,597	$702,315

SECURITIES ACTIVITY

Average securities decreased $72.7 million in 2004 and increased $27.0 million in 2003. The largest components of the 2004 decrease included $45.7 million in U.S. government agency securities, $12.8 million of corporate securities, $26.8 million in mortgage-backed securities, $0.5 million treasury securities and $0.4 million in corporate stocks. The decrease in securities is partially attributable to an S&T Asset Liability Committee ("ALCO") strategy to reduce balances in both securities and borrowings to mitigate the interest rate risk of a flattening yield curve. Offsetting these decreases were average increases of $11.9 million of states and political subdivisions and $1.6 million of Federal Home Loan Bank (FHLB) stock. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value. The amount of S&T's investment in FHLB stock depends upon S&T's borrowing levels from the FHLB.

The equity securities portfolio is primarily comprised of bank holding companies. At December 31, 2004, the equity portfolio had a total market value of $74.6 million and net unrealized gains of $27.7 million. The equity security portfolio consists of securities traded on the various stock markets and is subject to changes in market value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate securities and marketable equity securities as available for sale. One municipal security is classified as held to maturity. On a quarterly basis, management evaluates the security portfolios for other than temporary declines in fair value in accordance with Emerging Issues Task Force No. 03-1. During 2004, there were $0.4 million of realized losses taken for an other than temporary impairment on one equity investment security. The performance of the equities and debt securities markets could generate further impairment in future periods. At December 31, 2004, net unrealized gains on securities classified as available for sale, including equity securities, were approximately $31.7 million as compared to $41.5 million at December 31, 2003.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

S&T invests in various securities in order to provide a source of liquidity, increase net interest income and as a tool of ALCO to quickly reposition the balance sheet for interest rate risk purposes. Securities are subject to similar interest rate and credit risks as loans. In addition, by their nature, securities classified as available for sale are also subject to market value risks that could negatively affect the level of liquidity available to S&T, as well as equity.

Risks associated with various securities portfolios are managed and monitored by investment policies annually approved by the S&T Board of Directors, and administered through ALCO and the Treasury function of S&T Bank. As of December 31, 2004, management is not aware of any risk associated with securities that would be expected to have a significant, negative effect to S&T's statement of condition or statement of operations.

The following table sets forth the carrying amount of securities at the dates indicated:
	December 31
	2004	2003	2002
(dollars in thousands)
Available for Sale
Marketable equity securities	$74,555	$72,591	$71,819
Obligations of U.S. government corporations and agencies	237,514	325,903	286,739
Collateralized mortgage obligations of U.S. government corporations and agencies	46,528	44,251	156,784
Mortgage-backed securities	48,373	45,769	15,828
U.S. treasury securities	5,248	5,744	6,130
Obligations of states and political subdivisions	71,198	67,539	31,004
Corporate securities	16,493	21,464	43,684
Other securities	17,997	27,557	28,795
TOTAL	$517,906	$610,818	$640,783
Held to Maturity
Obligations of states and political subdivisions	$265	$265	$381
TOTAL	$265	$265	$381

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the maturities of securities at December 31, 2004, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of debt securities and estimated prepayment rates on mortgage-backed securities). Tax-equivalent adjustments (using a 35 percent federal income tax rate) for 2004 have been made in calculating yields on obligations of states and political subdivisions.
	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(dollars in thousands)
Available for Sale
Marketable equity securities	-	-	-	-	-	-	-	-	$74,555
Obligations of U.S. government corporations and agencies	$44,017	4.59%	$172,652	4.38%	$20,845	4.09%	-	-	-
Collateralized mortgage obligations of U.S. government corporations and agencies	6,523	4.69%	26,571	4.50%	12,952	4.65%	$482	4.62%	-
Obligations of states and political subdivisions	1,891	5.21%	59,370	4.77%	9,937	5.18%	-	-	-
Mortgage-backed securities	9,939	4.89%	23,944	4.71%	11,221	4.56%	3,269	4.63%	-
U.S. treasury securities	5,248	7.75%	-	-	-	-	-	-	-
Corporate securities	16,493	6.72%	-	-	-	-	-	-	-
Other securities	-	-	-	-	-	-	-	-	17,997
TOTAL	$84,111		$282,537		$54,955		$3,751		$92,552
Weighted Average Rate		5.26%		4.50%		4.52%		4.63%
Held to Maturity
Obligations of states and political subdivisions	$265	8.31%	-	-	-	-	-	-	-
TOTAL	$265		-		-		-
Weighted Average Rate		8.31%		-		-		-	-

NONEARNING ASSETS

Average non-interest earning assets increased $1.8 million in 2004 and $50.9 million in 2003. The 2003 increase was primarily attributable to the goodwill and other intangibles recorded in the 2002 acquisitions, as well as increases in cash and due from banks and accrued interest receivable on a higher earning asset balance.

ALLOWANCE FOR LOAN LOSSES

The balance in the allowance for loan losses increased to $34.3 million or 1.50 percent of total loans at December 31, 2004 as compared to $31.5 million or 1.50 percent of total loans at December 31, 2003.

Management evaluates the degree of loss exposure for loans on a continuous basis through a formal allowance for loan loss policy as administered by the Loan Administration Department of S&T Bank and various management and director committees. Problem loans are identified and continually monitored through detailed reviews of specific commercial loans, and the analysis of delinquency and charge-off levels of consumer loan portfolios. Charged-off and recovered loan amounts are applied to the allowance for loan losses. Monthly updates are presented to the S&T Board of Directors as to the status of loan quality.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Amounts are added to the allowance for loan losses through a charge to current earnings through the provision for loan losses, based upon management's assessment of the adequacy of the allowance for loan losses for probable loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical charge-off rates for all loan categories, fluctuations and trends in various risk factors. Factors consider the level of S&T's historical charge-offs that have occurred within the credits economic life cycle. Management also assesses qualitative factors such as portfolio credit trends, unemployment trends, vacancy trends, peer loss trends, loan growth and variable interest rate factors.

Significant to this analysis and assessment is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to our continuing growth, many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the allowance for loan losses. During 2004, the risk rating profile of the portfolio remained relatively stable.

Management believes its quantitative and qualitative analysis and risk-rating process is sufficient and enables it to conclude that the total allowance for loan losses is adequate to absorb probable loan losses.

The allowance for loan losses is established based on management's assessment of the factors noted above along with the growth in the loan portfolio. The additions to the allowance charged to operating expense has maintained the allowance as a percent of loans at the following levels at the end of each year presented below:
Year Ended December 31
2004	2003	2002	2001	2000
1.50%	1.50%	1.51%	1.64%	1.71%

S&T has considered impaired loans in its determination of the allowance for loan losses. The allowance for loan losses for all impaired loans was $5,712,000 and $3,914,000 at December 31, 2004 and 2003, respectively.

This table summarizes S&T's loan loss experience for each of the five years presented below:
	Year Ended December 31
	2004	2003	2002	2001	2000
(dollars in thousands)
Balance at January 1:	$31,478	$30,138	$26,926	$27,395	$27,134
Charge-offs:
Commercial, mortgage and industrial	5,616	5,208	6,131	4,728	6,327
Real estate-mortgage	484	905	588	912	864
Installment	1,075	1,193	1,102	1,299	1,809
Total	7,175	7,306	7,821	6,939	9,000
Recoveries:
Commercial, mortgage and industrial	4,835	624	1,118	643	4,450
Real estate-mortgage	408	384	349	404	394
Installment	316	338	345	423	417
Total	5,559	1,346	1,812	1,470	5,261
Net charge-offs	1,616	5,960	6,009	5,469	3,739
Provision for loan losses	4,400	7,300	7,800	5,000	4,000
Loan loss reserve from acquisition	-	-	1,421	-	-
Balance at December 31:	$34,262	$31,478	$30,138	$26,926	$27,395
Ratio of net charge-offs to average loans outstanding	0.07%	0.29%	0.34%	0.33%	0.24%

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

This table shows allocation of the allowance for loan losses as of the end of each of the last five years:
	December 31
	2004		2003		2002		2001		2000
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(dollars in thousands)
Commercial, mortgage and industrial	$29,594	64%	$26,947	63%	$26,002	58%	$22,628	62%	$18,541	58%
Real estate-construction	852	12%	843	9%	664	10%	329	7%	298	7%
Real estate-mortgage	585	21%	558	24%	685	27%	744	26%	845	29%
Installment	3,231	3%	3,009	4%	2,671	5%	3,121	5%	2,762	6%
Unallocated	-	0%	121	0%	116	0%	104	0%	4,949	0%
TOTAL	$34,262	100%	$31,478	100%	$30,138	100%	$26,926	100%	$27,395	100%

Net loan charge-offs totaled $1.6 million in 2004 and $6.0 million in 2003. During the fourth quarter of 2004, two significant troubled commercial loan relationships were satisfactorily resolved, resulting in the recovery of $3.9 million of previously charged-off loans. The first relationship was a $7.7 million hotel loan, auctioned in the fourth quarter of 2004 that produced a recovery of $1.1 million. The other was a commercial loan relationship, partially charged-off in the fourth quarter of 2000, which resulted in a $2.8 million recovery through the sale of collateral. No additional exposure remains for either of these loan relationships. The ratio of net charge-offs to average loans excluding these items was 0.20 percent consistent with historical levels. The balance of nonperforming loans, which include nonaccrual loans past due 90 days or more, at December 31, 2004, was $6.3 million or 0.28 percent of total loans. This compares to nonperforming loans of $9.1 million or 0.43 percent of total loans at December 31, 2003. Other real estate owned decreased slightly by $0.2 million in 2004 to $2.1 million.

The following table summarizes S&T's nonaccrual and past due loans:
	December 31
	2004	2003	2002	2001	2000
(dollars in thousands)
Nonaccrual loans	$6,309	$9,120	$5,831	$8,253	$2,897
Accruing loans past due 90 days or more	-	-	-	-	-

It is S&T's policy to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. The accrual of interest on impaired loans is discontinued when the loan is 60 days past due or, in management's opinion, the account should be placed on nonaccrual status. At December 31, 2004 and 2003, there was $2,138,000 and $3,392,000, respectively, of impaired loans that were on nonaccrual. There are no foreign loan amounts required to be included in this table. There were no restructured loans in the periods presented.

DEPOSITS

Average total deposits increased by $100.9 million in 2004 and $208.6 million in 2003. The mix of average deposits changed in 2004 with average time deposits increasing $54.2 million and average savings accounts increasing $32.3 million. Partially offsetting these increases is a decrease of $30.4 million in average money market and interest-bearing demand accounts. Average noninterest-bearing deposits increased by $44.8 million or 13 percent in 2004 and were approximately 19 percent and 18 percent of average total deposits during 2004 and 2003, respectively. The changes are attributable to strategic initiatives through new products, promotions and cash management services to commercial customers. Total deposits at December 31, 2004 increased $214.0 million compared to December 31, 2003.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The daily average amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:
	Year Ended December 31
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
(dollars in thousands)
Noninterest-bearing demand deposits	$391,885	-	$347,042	-	$282,104	-
NOW/Money market accounts	538,471	0.61%	568,869	0.66%	494,757	0.98%
Savings deposits	235,926	0.63%	203,633	0.46%	169,988	0.88%
Time deposits	857,534	3.02%	803,323	3.30%	767,455	4.22%
TOTAL	$2,023,816		$1,922,867		$1,714,304

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2004, are summarized as follows:
(dollars in thousands)
Three months or less	$68,141
Over three through six months	17,853
Over six through twelve months	21,790
Over twelve months	84,977
TOTAL	$192,761

S&T believes its deposit base is stable and S&T has the ability to attract new deposits, mitigating a funding dependency on volatile liabilities. Special rate deposits of $100,000 and over were 9 percent and 8 percent of total deposits at December 31, 2004 and 2003, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary. At December 31, 2004, there were $37.3 million of brokered retail certificates of deposit outstanding compared to $8.8 million at December 31, 2003. The purchase of brokered retail certificates of deposits was an ALCO strategy to increase liquidity for commercial loan demand, as an alternative to increased borrowings, and to better align interest rate risks in an asset sensitive balance sheet.

BORROWINGS

Average borrowings increased $5.6 million in 2004 and were comprised of securities sold under repurchase agreements ("REPOS"), federal funds purchased, FHLB advances and long-term borrowings at the FHLB. S&T defines REPOS with its retail customers as retail REPOS; wholesale REPOS are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

The average balance in retail REPOS increased by $11.4 million in 2004 and decreased by $5.2 million in 2003. S&T views retail REPOS as a relatively stable source of funds because most of these accounts are with local, long-term customers.

Wholesale REPOS, federal funds purchased and FHLB advances averaged $389.0 million in 2004, an increase of $119.0 million from the 2003 averages. The increase was made in order to take advantage of low rate short-term funds and to better match commercial borrower shifts into more variable-rate products.

During 2004, average fixed rate borrowings decreased $125.1 million. At December 31, 2004, S&T had long-term borrowings outstanding of $33.0 million at a fixed-rate with the FHLB and $53.3 million of long-term repurchase agreement borrowings. The purpose of these borrowings was to provide matched fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advantage of lower-cost funds through the FHLB's Community Investment Program and to fund stock buy-backs.

During the fourth quarter of 2003, S&T prepaid $89.3 million of fixed-rate borrowings, with average maturities of approximately nine months and an average cost of 6.56 percent, resulting in a pretax prepayment charge of $3.6 million. The prepayment penalties are reflected in S&T's Consolidated Statements of Income as noninterest expense. The funds were replaced with short-term borrowings having an average cost of 1.25 percent. The expense savings approximated $3.0 million in 2004 and $0.5 million in 2003. The reduction in higher-cost long-term debt was an ALCO strategy intended to mitigate the asset sensitivity position of S&T's balance sheet and exposure to declining interest rates or a flattening yield curve.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table shows the distribution of S&T's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.
Securities Sold under repurchase agreements and federal funds purchased	2004	2003	2002
(dollars in thousands)
Balance at December 31:	$98,384	$182,020	$194,388
Average balance during the year	$ 164,949	$ 185,214	$ 153,814
Average interest rate during the year	1.17%	1.13%	1.46%
Maximum month-end balance during the year	$ 199,538	$ 230,774	$ 202,551
Average interest rate at year-end	1.77%	0.95%	1.24%

Federal Home Loan Bank (FHLB) Advances	2004	2003	2002
(dollars in thousands)
Balance at December 31:	$225,000	$250,000	$125,000
Average balance during the year	$293,088	$142,136	$46,192
Average interest rate during the year	1.47%	1.28%	1.82%
Maximum month-end balance during the year	$380,000	$250,000	$125,000
Average interest rate at year-end	2.20%	1.20%	1.48%

WEALTH MANAGEMENT ASSETS

The year-end market value balance of the S&T Bank Wealth Management assets, which are not accounted for as part of the assets of S&T, increased 15 percent in 2004 to $1.2 billion from December 31, 2003, with $869.0 million in Wealth Management Services and $299.0 million in Brokerage Services. The 2004 increase is attributable to increased performance in the stock markets and newly developed business relationships.

EXPLANATION OF USE OF NON-GAAP FINANCIAL MEASURES

In addition to the results of operations presented in accordance with generally accepted accounting principles ("GAAP"), S&T management uses, and this annual report contains or references, certain non-GAAP financial measures, such as net interest income on a fully tax-equivalent basis and operating revenue. S&T believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and our business and performance trends, as they facilitate comparisons with the performance of others in the financial services industry. Although S&T believes that these non-GAAP financial measures enhance investors' understanding of S&T's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

S&T believes the presentation of net interest income on a fully tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Net interest income on a fully tax-equivalent basis is reconciled to net interest income in the table on page 20.

Operating revenue is the sum of net interest income and noninterest income less security gains. In order to understand the significance of net interest income to S&T business and operating results, S&T management believes it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

RESULTS OF OPERATIONS

Year Ended December 31, 2004

NET INCOME

Net income was a record $54.4 million or $2.03 per diluted earnings per share in 2004, a 5 percent increase from the $51.8 million or $1.94 per diluted earnings per share in 2003. The increase in earnings was primarily the result of increases in net interest income and lower provision for loan losses, offset by lower security gains. The return on average assets was 1.83 percent for 2004, as compared to 1.81 percent for 2003. The return on average equity at 16.07 percent for 2004 compared to 16.23 percent for 2003.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RETURN ON EQUITY AND ASSETS

The table below shows consolidated operating and capital ratios of S&T for each of the last three years:

	Year Ended December 31
	2004	2003	2002
Return on average assets	1.83%	1.81%	1.94%
Return on average equity	16.07%	16.23%	16.15%
Dividend payout ratio	51.70%	51.62%	53.39%
Equity to asset ratio	11.68%	11.47%	10.84%

NET INTEREST INCOME

On a fully taxable equivalent basis, net interest income increased $3.4 million or 3.2 percent for 2004 compared to 2003. The net yield on interest-earning assets decreased to 3.99 percent in 2004 as compared to 4.04 percent in 2003. The decline in net interest margin is primarily due to significant loan refinancing activities and the shift of customer preferences for lower-rate variable loans during a period of historically low interest rates. This effect on net interest income was offset by higher-earning asset volumes, the growth in core deposits and the replacement of some fixed-rate borrowings with short-term borrowings.

In 2004, average loans increased $190.6 million and average securities decreased $72.7 million. The yields on average loans decreased by 46 basis points and the yields on average securities decreased 19 basis points. Overall funding costs decreased 35 basis points.

Average interest-bearing deposits provided $56.1 million of the funds for the growth in average earning assets, at a cost of 1.88 percent in 2004 as compared to 1.98 percent in 2003. The cost of repurchase agreements and other borrowed funds decreased 102 basis points to 1.83 percent.

Positively affecting net interest income was a $57.2 million increase in average net free funds during 2004 compared to 2003. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders' equity over nonearning assets. Most of this increase is due to the successful marketing of new demand accounts and corporate cash management services.

Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is very significant to S&T's financial performance because net interest income comprised 79 percent of operating revenue, (net interest income plus noninterest income, excluding security gains) in 2004 and 2003. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters, that enabled S&T to maintain a net interest margin consistent with historical levels.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Interest on loans to and obligations of state, municipalities and other public entities is not subject to federal income tax. As such, the stated (pre-tax) yield on these assets is lower than the yields on taxable assets of similar risk and maturity. In order to make the pre-tax income and resultant yields comparable to taxable loans and investments, a taxable equivalent adjustment was added to interest income in the tables below. This adjustment has been calculated using the U.S. federal statutory corporate income tax rate of 35 percent for 2004, 2003 and 2002.

The following table demonstrates the amount that has been added to interest income per the summary of operations:
	Year Ended December 31
	2004	2003	2002
(dollars in thousands)
Interest income per consolidated statements of income	$148,638	$151,460	$151,160
Adjustment to fully taxable equivalent basis	3,706	3,675	2,976
Interest income adjusted to fully taxable equivalent basis	152,344	155,135	154,136
Interest expense	40,890	47,066	56,300
Net interest income adjusted to fully taxable equivalent basis	$111,454	$108,069	$97,836

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
	December 31
	2004			2003			2002
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
(dollars in thousands)
ASSETS
Loans[1,2]	$2,225,314	$128,087	5.76%	$2,034,670	$126,535	6.22%	$1,759,018	$ 122,769	6.98%
Taxable investment securities	498,957	20,962	4.20%	584,024	25,888	4.43%	593,238	30,237	5.10%
Tax-exempt investment securities[2]	67,701	3,275	4.84%	55,311	2,711	4.90%	19,119	1,123	5.87%
Interest-earning deposits with banks	156	1	0.89%	192	1	0.52%	90	4	4.44%
Federal funds sold	1,050	19	1.81%	40	-	-%	171	3	1.75%
Total interest-earning assets[3]	2,793,178	152,344	5.45%	2,674,237	155,135	5.80%	2,371,636	154,136	6.50%
Noninterest-earning assets:
Cash and due from banks	46,964			49,209			41,061
Premises and equipment, net	23,850			22,927			21,817
Other assets	142,093			138,978			97,369
Less allowance for loan losses	(33,357)			(31,117)			(28,625)
Total	$ 2,972,728			$2,854,234			$2,503,258
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
NOW/Money market accounts	$538,471	$3,264	0.61%	$568,869	$3,772	0.66%	$494,757	$4,846	0.98%
Savings deposits	235,926	1,493	0.63%	203,633	944	0.46%	169,988	1,494	0.88%
Time deposits	857,534	25,874	3.02%	803,323	26,502	3.30%	767,455	32,357	4.22%
Short-term borrowings	318,783	4,692	1.47%	181,259	2,340	1.29%	76,186	1,401	1.84%
Securities sold under agreements to repurchase	139,253	1,547	1.11%	146,091	1,567	1.07%	123,820	1,690	1.36%
Long-term borrowings	103,900	4,020	3.87%	228,963	11,941	5.22%	236,181	14,512	6.14%
Total interest-bearing liabilities[3]	2,193,867	40,890	1.86%	2,132,138	47,066	2.21%	1,868,387	56,300	3.01%
Noninterest-bearing liabilities:
Demand deposits	391,885			347,042			282,104
Other	48,725			56,071			51,849
Shareholders' equity	338,251			318,983			300,918
Total	$2,972,728			$2,854,234			$2,503,258
Net interest income		$111,454			$108,069			$97,836
Net yield on interest-earning assets			3.99%			4.04%			4.13%

(1)For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on a fully tax-equivalent basis, including the dividend-received deduction for equity securities, using the statutory federal corporate income tax rate of 35 percent for 2004, 2003 and 2002.
(3)Yields are calculated using historical cost basis.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:
	2004 Compared to 2003 Increase (Decrease) Due to1			2003 Compared to 2002 Increase (Decrease) Due to1
	Volume	Rate	Net	Volume	Rate	Net
(dollars in thousands)
Interest earned on:
Loans[2]	$ 11,856	$(10,304)	$1,552	$19,239	$(15,473)	$3,766
Taxable investment securities	(3,771)	(1,155)	(4,926)	(470)	(3,879)	(4,349)
Tax-exempt investment securities[2]	607	(43)	564	2,126	(538)	1,588
Interest-earning deposits with banks	-	-	-	5	(8)	(3)
Federal funds sold	-	19	19	(2)	(1)	(3)
Total interest-earning assets	$8,692	$(11,483)	$(2,791)	$20,898	$(19,899)	$999
Interest paid on:
NOW/Money market accounts	$(202)	$(306)	$(508)	$726	$(1,800)	$(1,074)
Savings deposits	150	399	549	296	(846)	(550)
Time deposits	1,788	(2,416)	(628)	1,512	(7,367)	(5,855)
Federal funds purchased	1,775	577	2,352	1,932	(993)	939
Securities sold under agreements to repurchase	(73)	53	(20)	304	(427)	(123)
Long-term borrowings	(6,522)	(1,399)	(7,921)	(444)	(2,127)	(2,571)
Total interest-bearing liabilities	$(3,084)	$(3,092)	$(6,176)	$4,326	$(13,560)	$(9,234)
Change in net interest income	$11,776	$(8,391)	$3,385	$16,572	$(6,339)	$10,233

(1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2004, 2003 and 2002.

PROVISION FOR LOAN LOSSES

The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses was $4.4 million and $7.3 million for 2004 and 2003, respectively. The provision is the result of management's assessment of credit quality statistics and other risk factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes in the provision and allowance for loan losses are directionally consistent with changes in credit quality and other risk factors.

Credit quality is the most important factor in determining the amount of the allowance, and the resulting, provision. Also affecting the amount of the allowance and resulting provision is loan growth and portfolio composition. Most of the loan growth in 2004 and 2003 is attributable to larger-sized commercial loans. Net loan charge-offs totaled $1.6 million for 2004 and $6.0 million in 2003. Included in the 2004 net charge-offs is the aforementioned $3.9 million recovery in the fourth quarter of 2004 of two previously charged-off loans that were considered in the determination of the allowance for loan losses. Nonperforming loans to total loans decreased to 0.28 percent at December 31, 2004 as compared to 0.43 percent at December 31, 2003. The 2004 charge-offs primarily consist of commercial loans in the hotel and manufacturing industries that were considered in the determination of the prior period allowance for loan losses. The 2003 charge-offs were mostly related to commercial loans in the food processing, hotel and automotive sales industries that were also considered in the determination of the prior period allowance for loan losses.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONINTEREST INCOME

Noninterest income, excluding net security gains, increased $0.7 million or 3 percent in 2004 compared to 2003. Increases included $0.1 million or 1 percent in service charges and fees, a $0.8 million or 15 percent increase in wealth management fees, a $0.3 million or 7 percent increase in insurance activities, a $0.1 million or 2 percent increase in other revenue offset by a $0.5 million or 27 percent decrease in mortgage banking income. Security gains totaled $5.3 million in 2004. S&T recognized $6.3 million of gains on securities during 2004 and recognized losses of $1.0 million on the sale of securities. Security gains were primarily attributable to the sales of equity securities in order to maximize returns by taking advantage of market opportunities when presented and to reduce the price and concentration risks developing in the equity portfolio as a result of increasing valuations in the stock market in general and with financial stocks in particular. The equities portfolio is comprised primarily of bank holding company common stock. Debt securities were sold as part of an ALCO strategy to reduce the interest rate risk of an asset sensitive balance sheet position in a declining interest rate environment or a flattening yield curve.

The increases in wealth management fees were a result of new business and general market improvements. Assets under management increased 15 percent in 2004 to $1.2 billion. Insurance commissions increased $0.3 million from 2003 primarily as a result of new revenue being generated by Evergreen. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand these sources of noninterest income. Mortgage banking revenue decreased $0.5 million from 2003 as the result of a decline in mortgage banking due to lower residential mortgage originations in 2004. Other fee revenue increases of $0.1 million reflect normal organization expansion and include $0.2 million of losses on the sale of real estate owned acquired through foreclosure.

NONINTEREST EXPENSE

Noninterest expense decreased $0.5 million or 1 percent in 2004 compared to 2003. The primary factor in this reduction of noninterest expense relates to a $3.6 million prepayment penalty incurred in the fourth quarter of 2003 for early repayment of $89.0 million of long-term debt. S&T's efficiency ratio, which measures noninterest expense as a percent of noninterest income, excluding security gains plus net interest income on a fully taxable equivalent basis, was 43 percent in 2004 and 45 percent in 2003. This compares favorably with our peers, whose average is 59 percent.

Staff expense increased 4 percent or $1.3 million in 2004. The increase is primarily attributable to higher medical plan costs, merit increases, higher staffing levels required to implement new initiatives in fee-based business lines in wealth management and retail banking products and services. Average full-time equivalent staff was 774 in 2004 and 764 in 2003.

S&T's net periodic defined benefit plan cost is based primarily on three assumptions: the discount rate for plan liabilities, the expected return on plan assets and the rate of compensation increase. Net periodic pension expense of $0.9 million and $1.2 million was recorded for S&T's defined benefit plan for 2004 and 2003, respectively. The decrease in expense for 2004 primarily relates to a decrease in the discount rate from 6.3 percent to 6 percent. Net periodic pension expense is expected to approximate $0.8 million for the year 2005, assuming no other significant changes in plan assumptions.

Occupancy and equipment expense increased 5 percent or $0.2 million as compared to 2003. The increase is primarily attributable to the 2004 opening of new offices in the Wildcat Commons Wal-Mart in Latrobe and Allegheny Towne Center in Leechburg, as well as the new Strawberry Meadows office in Altoona that opened in December, 2003. Data processing increased 14 percent or $0.5 million in 2004 as compared to 2003. The changes are primarily attributable to increased organizational growth related to increased business activity, primarily in the commercial lending and credit administration areas. Other taxes increased 11 percent or $0.3 million in 2004 as compared to 2003 as a result of an increase in Pennsylvania shares tax. Marketing expense increased 18 percent or $0.4 million in 2004 as compared to 2003, primarily as a result of organizational expansion and strategic initiatives. Other expenses increased 4 percent or $0.4 million in 2004 as compared to 2003 primarily the result of normal changes due to activity increases, organizational expansion and fee increases from vendors. Other expenses also included a $0.5 million funding of S&T's Charitable Foundation in 2004 as compared to $0.4 million in 2003.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

FEDERAL INCOME TAXES

Federal income tax expense increased $2.1 million to $23.0 million in 2004 as compared to 2003. This increase is primarily attributable to a higher level of taxable income. The effective tax rate of 30 percent in 2004 and 29 percent in 2003 was below the 35 percent statutory tax rate due to the tax benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit ("LIHTC") and Federal Historic Tax Credit projects. S&T currently does not incur any alternative minimum tax.

RESULTS OF OPERATIONS

Year Ended December 31, 2003

NET INCOME

Net income was a record $51.8 million or $1.94 per diluted earnings per share in 2003, a 7 percent increase from the $48.6 million or $1.81 per diluted earnings per share in 2002. The increase in earnings was primarily the result of increases in net interest income, improvements in noninterest income, higher equity security gains and by slightly lower provision expense, offset by higher noninterest expenses including the aforementioned penalty on the prepayment of long-term debt. The return on average assets was 1.81 percent for 2003, as compared to 1.94 percent for 2002. The return on average equity was relatively unchanged at 16.23 percent for 2003 compared to 16.15 percent for 2002.

NET INTEREST INCOME

On a fully taxable equivalent basis, net interest income increased $9.5 million or 10.0 percent for 2003 compared to 2002. The net yield on interest-earning assets decreased to 4.04 percent in 2003 as compared to 4.13 percent in 2002. The decline in net interest margin is primarily due to significant loan refinancing activities, accelerated repayments in mortgage-backed securities and the shift of customer preferences for lower-rate variable loans during a period of historically low interest rates. This affect to net interest income was offset through higher-earning asset volumes and the growth in core deposits, $1.2 million of prepayment fees collected on commercial loans and the replacement of some fixed-rate borrowings with short-term borrowings.

In 2003, average loans increased $275.7 million and average securities increased $27.0 million. The yields on average loans decreased by 76 basis points and the yields on average securities decreased 65 basis points. Overall funding costs decreased 80 basis points.

Average interest-bearing deposits provided $143.6 million of the funds for the growth in average earning assets, at a cost of 1.98 percent in 2003 as compared to 2.70 percent in 2002. The cost of repurchase agreements and other borrowed funds decreased 119 basis points to 2.85 percent.

Positively affecting net interest income was a $38.8 million increase in average net free funds. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders' equity less nonearning assets. Most of this increase is due to the acquisition of Peoples Financial Corp., Inc. ("PFC") and the successful marketing of new demand accounts and corporate cash management services.

Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is very significant to S&T's financial performance because net interest income comprised 79 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in 2003. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters, that enabled S&T to maintain a net interest margin consistent with historical levels.

PROVISION FOR LOAN LOSSES

The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses was $7.3 million and $7.8 million for 2003 and 2002, respectively. The provision is the result of management's assessment of credit quality statistics and other risk factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes in the provision and allowance for loan losses are directionally consistent with changes in credit quality and other risk factors.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Credit quality is the most important factor in determining the amount of the allowance, and the resulting, provision. Also affecting the amount of the allowance and resulting provision is loan growth and portfolio composition. Most of the loan growth in 2003 and 2002 is attributable to larger-sized commercial loans. Net loan charge-offs totaled $6.0 million for 2003 and 2002. Included in the 2003 net charge-offs is $2.0 million for a single commercial loan. Nonperforming loans to total loans increased to 0.43 percent at December 31, 2003 from 0.29 percent at December 31, 2002. The remaining balance of that partially charged-off loan is $2.0 million and is included in nonperforming loans. Included in the 2002 net charge-offs is an additional $1.7 million incurred during the fourth quarter of 2002 for commercial real estate loan and $0.5 million for a loan that was previously placed in nonperforming status and partially charged off. The additional 2002 charge was made to reflect the estimated decline in fair market value of the collateral.

NONINTEREST INCOME

Noninterest income, excluding net security gains, increased $2.5 million or 10 percent in 2003 compared to 2002. Increases included $0.9 million or 10 percent in service charges and fees, a $0.2 million or 11 percent increase in letter of credit fees, a $0.8 million or 23 percent increase in insurance activities, a $0.3 million or 20 percent increase in mortgage banking activities and a $0.3 million or 6 percent increase in other income. Security gains totaled $8.1 million in 2003. S&T recognized $9.1 million of gains on equity securities during 2003 and recognized losses of $1.0 million on the sale of debt securities. Security gains were primarily attributable to the sales of equity securities in order to maximize returns by taking advantage of market opportunities when presented and to reduce the price and concentration risks developing in the equity portfolio as a result of increasing valuations in the stock market in general and with financial stocks in particular. The equities portfolio is comprised primarily of bank holding company common stock. The debt securities sales were sold as an asset liability management strategy to reduce the interest risk associated with an increasingly asset sensitive balance sheet.

The increase in service charges on deposit accounts was primarily the result of management's continued effort to implement reasonable fees for services performed and to manage closely the collection of these fees, as well as to expand new cash management relationships.

The increases in letters of credit fees, insurance and mortgage banking activities were related to higher activity levels for mortgage banking and insurance. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand this source of revenue. Insurance commissions increased $0.8 million from 2002 primarily as a result of revenue being generated by Evergreen that was acquired by S&T on August 1, 2002. Mortgage banking revenue increased $0.3 million from 2002 as the result of heavy refinancing activities by mortgage customers in response to the low-interest rate environment. Other fee revenue increases of $0.3 million reflect normal organization expansion.

NONINTEREST EXPENSE

Noninterest expense increased $8.9 million or 17 percent in 2003 compared to 2002. The increase is primarily attributable to increased employment and benefit-related costs and the aforementioned prepayment charge on early extinguishment of fixed-rate borrowings totaling $3.6 million. S&T's efficiency ratio, which measures noninterest expense as a percent of recurring noninterest income plus net interest income on a fully taxable equivalent basis, was 45 percent in 2003 and 42 percent in 2002, respectively.

Staff expense increased 15 percent or $4.2 million in 2003. The increase is primarily attributable to higher pension and other benefit plan costs, higher staffing levels required to implement new initiatives in fee-based business lines and from the Evergreen and PFC acquisitions. Average full-time equivalent staff was 764 in 2003 and 707 in 2002. Non-acquisition related staffing increases are primarily due to expansion of mortgage banking, wealth management and retail banking products and services.

S&T's net periodic defined benefit plan cost is based primarily on three assumptions: the discount rate for plan liabilities, the expected return on plan assets and the rate of compensation increase. Net periodic pension expense of $1.2 million and $0.6 million was recorded for S&T's defined benefit plan for 2003 and 2002, respectively. The increase in expense for 2003 reflects decreases in the discount rate from 7.5 percent to 7 percent, the assumed rate of compensation increase from 5 percent to 4 percent and the expected rate of return on plan assets from 9 percent to 8 percent and a decline in the value of plan assets. Net periodic pension expense is expected to approximate $0.8 million for the year 2004, assuming a decrease in the discount rate to 6.25 percent and no other significant changes in assumptions.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Occupancy and equipment expense increased 4 percent or $0.3 million as compared to 2002. This increase is primarily attributable to the opening of new offices in Cranberry, Delmont and Altoona, as well as increased facilities acquired in the PFC and Evergreen mergers. Other taxes increased 23 percent or $0.4 million primarily due to increased shares tax as a result of the PFC merger. Data processing increased 14 percent or $0.4 million in 2003 as compared to 2002 and is attributable to the increase in organizational size following the 2002 acquisitions and increases in electronic banking services. PFC data processing conversion costs of $0.2 million were incurred in 2002.

Other expenses decreased 2 percent or $0.2 million as compared to 2002. One-time merger expenses related to the Evergreen and PFC acquisitions of $0.4 million were incurred in 2002. Other expenses also included a $0.4 million funding of S&T's Charitable Foundation in 2003 and $0.3 million in 2002.

FEDERAL INCOME TAXES

Federal income tax expense increased $1.5 million to $20.9 million in 2003 as compared to 2002. This increase is primarily attributable to a higher level of taxable income. The effective tax rate of 29 percent in 2003 and 28 percent in 2002 was below the 35 percent statutory tax rate due to the tax benefits resulting from tax-exempt interest, excludable dividend income, the tax benefits associated with Low Income Housing Tax Credit ("LIHTC") and Federal Historic Tax Credit projects and the defined contribution retirement plan deduction for dividends paid for S&T common stock retained in the plan. S&T currently does not incur any alternative minimum tax.

CAPITAL RESOURCES

Shareholders' equity increased $16.4 million at December 31, 2004 compared to December 31, 2003. The primary source of equity growth for S&T is earnings retention. Capital growth is a function of net income less dividends paid to shareholders and treasury stock activities.

Net income was $54.4 million and dividends paid to shareholders were $28.1 million for 2004. S&T paid 52 percent of 2004 net income in dividends, equating to an annual dividend rate of $1.07 per share. Also affecting capital was a decrease of $6.3 million in unrealized gains on securities available for sale, net of tax. During 2004, S&T repurchased 542,600 shares of its common stock at an average price of $29.43 per share and reissued 490,584 shares primarily through the exercise of employee stock options. In December 2004, the S&T Board of Directors authorized the plan for S&T to repurchase up to one million shares or approximately 4 percent of shares outstanding during the period January 1, 2005-December 31, 2005.

The following information describes the activity that has taken place during 2004 with respect to S&T's share repurchase plan:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares that can be Purchased Under the Plan
March 16, 2004-March 31, 2004[1,2,3]	110,000	$ 29.93	110,000
April 01, 2004-April 30, 2004	70,000	28.85	180,000
May 01, 2004-May 31, 2004	315,000	29.36	495,000
June 01, 2004-June 30, 2004	47,600	29.60	542,600
July 01, 2004-September 30, 2004	-	-	542,600
October 01, 2004-December 31, 2004	-	-	542,600
Total	542,600	$ 29.43	542,600	1,000,000

(1) The plan was announced on December 16, 2003.
(2) The plan was approved by the S&T Board of Directors for the repurchase of up to one million shares.
(3) The expiration date of the plan is December 31, 2004.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The book value of S&T's common stock increased 5.2 percent from $12.48 at December 31, 2003 to $13.12 at December 31, 2004, primarily due to earnings retention.

S&T continues to maintain a strong capital position with a leverage ratio of 9.5 percent as compared to the 2004 minimum regulatory guideline of 3 percent. S&T's risk-based capital Tier 1 and Total ratios were 10.8 percent and 12.6 percent, respectively, at December 31, 2004, which places S&T well above the Federal Reserve Board's risk-based capital guidelines of 4 percent and 8 percent for Tier 1 and Total capital. Included in the total ratio is 45 percent of the pretax unrealized holding gains on available for sale equity securities as prescribed by banking regulations effective October 1, 1998. In addition, management believes that S&T has the ability to raise additional capital if necessary.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933 with the SEC for the issuance of up to $150.0 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T can use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2004, S&T had not utilized the shelf registration statement.

In April 1993, shareholders approved the S&T Incentive Stock Plan ("Stock Plan") authorizing the issuance of a maximum of 1.2 million shares of S&T's common stock to assist in attracting and retaining employees of outstanding ability and to align their interests with those of the shareholders of S&T. On October 17, 1994, the Stock Plan was amended to include outside directors. On April 21, 1997, shareholders approved an amendment to the plan increasing the number of authorized shares to 3.2 million. As of December 31, 2002, 3,181,822 nonstatutory stock options and 35,600 restricted stock awards had been granted to key employees and outside directors under the Stock Plan; 1,095,022 of these awards are currently exercisable. In April 2003, shareholders approved the 2003 S&T Incentive Stock Plan ("2003 Stock Plan") authorizing the issuance of 1.5 million shares, subject to capital adjustments as provided in the 2003 Stock Plan. The purpose of the 2003 Stock Plan is to promote the long-term interests of S&T and its shareholders by attracting and retaining directors, officers and key employees. S&T believes that directors, officers and employees who own shares of its common stock will have a closer identification with S&T and a greater motivation to work for S&T's success, because, as shareholders, they will participate in S&T's growth and earnings. As of December 31, 2004, 731,300 nonstatutory stock options had been granted under the 2003 Stock Plan to employees and directors; none of these awards are currently exercisable.

S&T has various financial obligations, including contractual obligations and commitments, that may require future cash payments. The following table presents as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date:
	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
(dollars in thousands)
Deposits without a stated maturity[1]	$ 1,312,207	-	-	-	$ 1,312,207
Time deposits[1]	377,245	$ 373,001	$88,259	$ 25,551	864,056
Short-term borrowings and securities sold under repurchase agreements[1]	323,384	-	-	-	323,384
Long-term borrowings[1]	53,417	10,310	13,765	8,833	86,325
Operating leases	1,072	1,295	394	717	3,478
Purchase obligations	1,200	2,400	2,400	1,100	7,100
Total	$ 2,068,525	$ 387,006	$ 104,818	$ 36,201	$ 2,596,550
(1) Excludes interest

S&T's operating lease obligations represent short-term lease arrangements as described in Note F to the consolidated financial statements. Purchase obligations represent obligations under agreement with Metavante, S&T's third party data processing servicer, for operational services outsourced.

S&T has one interest-rate swap with a notional value totaling $25.0 million and a positive fair value of $0.1 million, paying a variable rate and receiving a fixed rate as described in Note A to the consolidated financial statements. The interest-rate swap matures on March 7, 2005.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement and are renewed on an annual basis. S&T's exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $547,627,000 and $467,166,000 at December 31, 2004 and 2003, respectively. Unfunded other loan commitments totaled $134,059,000 and $118,256,000 at December 31, 2004 and 2003, respectively; and obligations under standby letters of credit totaled $213,409,000 and $223,888,000 at December 31, 2004 and 2003, respectively.

REGULATORY MATTERS

S&T and S&T Bank are subject to periodic examinations by one or more of the various regulatory agencies. During 2004, examinations were conducted by the Federal Reserve Bank of Cleveland and the Pennsylvania Department of Banking. The examination by the Federal Reserve Bank of Cleveland included, but was not limited to, procedures designed to review processes and practices in relation to credit, market, liquidity, operational, legal and reputational risks. The examination by the Pennsylvania Department of Banking included, but was not limited to, capital adequacy, asset quality, management, earnings, liquidity, sensitivity to market risk, information technology and The Bank Secrecy Act. No comments were received from the Federal Reserve Bank of Cleveland or the Pennsylvania Department of Banking that would have a material effect on S&T's liquidity, capital resources or operations. S&T's current capital position and results of regulatory examination allow it to pay the lowest possible rate for Federal Deposit Insurance Corporation deposit insurance.

CRITICAL ACCOUNTING POLICIES AND JUDGEMENTS

S&T has established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of its consolidated financial statements. The most significant of these policies are described in Note A - Accounting Policies. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect S&T's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on S&T's future financial condition and results of operations.

Securities

Securities are reported at cost adjusted for premiums and discounts and are recognized in interest income using the interest method over the period to maturity. Declines in fair value of individual securities below their amortized cost and that are other than temporary will be written down to current market value and included in earnings as realized losses. Management systematically evaluates securities for other than temporary declines in fair value on a quarterly basis. If the financial markets experience deterioration, additional charges to income could occur in future periods.

Allowance for Loan losses

Determination of an adequate allowance for loan losses is inherently subjective, as it requires estimations of occurrence of future events as well as timing of such events.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). S&T's periodic evaluation of the adequacy of the allowance for loan losses is determined by management through evaluation of the loss exposure on individual nonperforming, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical charge-offs that have occurrence within the credits economic life cycle. Management also assesses qualitative factors such as portfolio credit trends, unemployment trends, vacancy trends, peer loss trends, loan growth and variable interest rate factors.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Significant to this analysis is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size, and, due to our continuing growth, many are new loan relationships. Management relies on its risk-rating process to monitor trends that may be occurring relative to commercial loans to assess potential weaknesses within the credit. Current risk factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses. During 2004, the risk-rating profile of the portfolio remained relatively stable.

The allowance for loan losses at December 31, 2004 includes $29.6 million or 86 percent of the allowance allocated to commercial and industrial and commercial real estate loans. The ability for customers to repay commercial loans is more dependent upon the success of their business, continuing income and general economic conditions. Accordingly, the risk of loss is higher on such loans than on residential real estate loans, which generally incur lower losses in the event of foreclosure as the collateral value typically exceeds the loan amounts.

Goodwill and Other Intangible Assets

S&T has $3.5 million of core deposit intangible assets subject to amortization and $48.0 million in goodwill, which is not subject to periodic amortization. S&T determined the amount of identifiable intangible assets based upon an independent core deposit analysis and insurance contract analysis.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. S&T's goodwill relates to value inherent in the banking business and the value is dependent upon S&T's ability to provide quality, cost-effective services in the face of free competition from other market participants on a regional basis. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of S&T's services. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods. An annual evaluation of goodwill for impairment is performed by S&T. The fair value of S&T and the implied fair value of goodwill at the respective reporting unit level are estimated using industry comparable information. S&T has concluded that the recorded value of goodwill was not impaired as a result of the evaluation as of September 30, 2004.

INFLATION

Management is aware of the significant effect inflation has on interest rates and can have on financial performance. S&T's ability to cope with this is best determined by analyzing its capability to respond to changing interest rates and its ability to manage noninterest income and expense. S&T monitors its mix of interest-rate sensitive assets and liabilities through ALCO in order to reduce the impact of inflation on net interest income. Management also controls the effects of inflation by reviewing the prices of its products and services, by introducing new products and services and by controlling overhead expenses.

BUSINESS UNCERTAINTIES

There are many uncertainties regarding the economy as we enter 2005. S&T strives to be well positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. The balance sheet, capital, liquidity and operation infrastructures are continually assessed in order to be positioned to take advantage of internal or acquisition growth opportunities.

There are many factors that could influence our results, both positively and negatively, in 2005. Because the majority of revenue comes from the net interest margin, internally generated loan and deposit growth and the mix of that growth are major factors. S&T has directed a fair amount of focus and resources in planning for this year to improve the generation and retention of low cost core deposits. On the other hand, a slowing economy could cause deterioration in the asset quality measurements; we recognize that the shift to a greater dependence on commercial loans in recent years exposes S&T to larger credit risks and greater swings in nonperforming loans and charge-offs when problems do occur. However, because of S&T's adequate allowance for loan losses, earnings strength and strong capitalization, as well as the strengths of other businesses in our market area, management does not expect a decline in S&T's ability to satisfactorily perform if a further decline in our economy occurs.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains or incorporates statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as "will likely result," "may," "are expected to," "is anticipated," "estimate," "forecast," "projected," "intends to" or other similar words. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to those described in this prospectus, the prospectus supplement or the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

These forward-looking statements are based on current expectations, estimates and projections about S&T's business, management's beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements.

Future Factors include:

- changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;

- credit losses;

- sources of liquidity;

- common shares outstanding;

- common stock price volatility;

- fair value of and number of stock options to be issued in future periods;

- legislation affecting the financial services industry as a whole, and/or S&T and its subsidiaries individually or collectively;

- regulatory supervision and oversight, including required capital levels;

- increasing price and product/service competition by competitors, including new entrants;

- rapid technological developments and changes;

- the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;

- the mix of products/services;

- containing costs and expenses;

- governmental and public policy changes, including environmental regulations;

- protection and validity of intellectual property rights;

- reliance on large customers;

- technological, implementation and cost/financial risks in large, multi-year contracts;

- the outcome of pending and future litigation and governmental proceedings;

- continued availability of financing;

- financial resources in the amounts, at the times and on the terms required to support our future businesses; and

- material differences in the actual financial results of merger and acquisition activities compared to our initial expectations, including the full realization of anticipated cost savings and revenue enhancements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity refers to the ability to satisfy the financial needs of depositors who want to withdraw funds, or of borrowers needing access to funds to meet their credit needs. Interest-rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance net interest income through periods of changing interest rates. ALCO is responsible for establishing and monitoring the liquidity and interest rate sensitivity guidelines, procedures and policies.

The principal sources of asset liquidity are cash and due from banks, interest-earning deposits with banks, federal funds, investment securities that mature in one year or less and securities available for sale. At December 31, 2004, the total of such assets was approximately $565.4 million or 19 percent of consolidated assets. While much more difficult to quantify, liability liquidity is further enhanced by a stable core deposit base, access to credit lines at other financial institutions and S&T's ability to renew maturing deposits. Certificates of deposit in denominations of $100,000 or more represented 9 percent of deposits at December 31, 2004 and were outstanding primarily to local customers. S&T's ability to attract deposits and borrow funds depends primarily on continued rate competitiveness, profitability, capitalization and overall financial condition.

Beyond the issue of having sufficient sources to fund unexpected credit demands or deposit withdrawals, liquidity management also is an important factor in monitoring and managing interest-rate sensitivity issues through ALCO. Through forecast and simulation models, ALCO is also able to project future funding needs and develop strategies for acquiring funds at a reasonable cost. ALCO uses a variety of measurements to monitor the liquidity position of S&T. These include liquidity gap, liquidity forecast, net loans and standby letters of credit to assets, net loans to deposits and net non-core funding dependence ratio.

Because the assets and liabilities of S&T are primarily monetary in nature, the presentation and analysis of cash flows in formats prescribed by accounting principles generally accepted in the United States are less meaningful for managing bank liquidity than for non-financial companies. Funds are typically provided from current earnings, maturity and sales of securities available for sale, loan repayments, deposits and borrowings. The primary uses of funds include new loans, repayment of borrowings, the purchase of securities and dividends to shareholders. The level and mix of sources and uses of funds are constantly monitored and adjusted by ALCO in order to maintain credit, liquidity and interest-rate risks within prescribed policy guidelines while maximizing earnings.

ALCO monitors and manages interest-rate sensitivity through gap, rate shock analysis, simulation and economic value of equity analyses in order to avoid unacceptable earnings fluctuations due to interest rate changes. S&T's gap model includes certain management assumptions based upon past experience and the expected behavior of customers during various assumed interest-rate scenarios. The assumptions include principal prepayments for mortgages, installment loans and collateralized mortgage obligations ("CMOs"), and classifying the demand, savings and money market balances by degree of interest-rate sensitivity.

In addition to the gap analysis, S&T performs an earnings sensitivity analysis to identify more dynamic interest-rate risk exposures. An earnings simulation model is used to estimate the effect that specific interest-rate changes would have on 12 months of pretax earnings. The model incorporates management assumptions regarding the level of interest rate or balance changes on indeterminate maturity deposit products (savings, money market, NOW and demand deposits) for a given level of market-rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Derivative financial instruments are included in this process. Interest-rate caps and floors on all products are included to the extent that they become effective in the 12 month simulation period. Also, changes in prepayment behavior of the residential mortgage portfolio in each rate environment are captured using management estimates. Finally, the impact of planned growth and anticipated new business activities is factored into the simulation model.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

S&T's policy objective is to limit the decline in annual pretax net interest income to $5.7 million or 5 percent from an immediate and sustained parallel change in interest rates of 300 basis points. Due to low interest rates which, include federal funds at 2.25 percent, the 2004 earnings sensitivity analysis does not assume a parallel change in interest rates in the 300 basis points rate reduction scenarios for financial instruments.

As of December 31, 2004 and 2003, respectively, S&T had the following estimated earnings sensitivity profile:
	Immediate Change in Rates
(dollars in millions)	Rates up	Rates down
2004 Pretax earnings change +/- 300 bps	$6.7	$(7.8)
2003 Pretax earnings change +/- 200 bps	3.4	(3.6)

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventory. Fluctuations in interest rates and the efforts of the Federal Reserve Board to regulate money and credit have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its ALCO, S&T is positioned to cope with changing interest rates and inflationary trends. ALCO monitors and manages interest rate sensitivity through gap, simulation and duration analysis.

The schedule below presents S&T's interest rate sensitivity at December 31, 2004 using gap analysis. The gap and cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. ALCO policy guidelines for cumulative gap in the six-and-12-month time frames, annually approved by the S&T Board of Directors, is currently a range of 0.85 percent to 1.15 percent. Management believes this range provides an acceptable and manageable level of interest rate risk for S&T. Significant to gap analysis is the expected rate of asset prepayment, calls on securities and the behavior of depositors during periods of changing interest rates. For example, in periods of declining interest rates, borrowers can be expected to accelerate loan prepayments and refinancing; depositors will tend to hold those certificates of deposits with rates higher than the then current market rate. Conversely, in a rising interest rate scenario, borrower refinancing and prepayments typically decrease, while deposit shifting and early withdrawals tend to accelerate as depositors position funds to earn higher yields.

ALCO continually monitors these historical behavior patterns through periods of changing interest rates, and uses this information to develop loan prepayments and decay rates for Core Deposits (demand, NOW, savings). The gap analysis below incorporates a flat rate scenario, and the following significant assumptions:
Monthly loan prepayments above contractual requirements
3 year ARM-Commercial Real Estate	1.50%
5 year ARM-Commercial Real Estate	1.75%
Fixed Rate-Commercial Real Estate	1.75%
Residential Real Estate	2.00%
Other Installment Loans	2.25%

Deposit behavioral pattern/decay rate assumptions
NOW and Savings-Year #1	25.00%
NOW and Savings-Year #2	25.00%
NOW and Savings-beyond Year #2	50.00%
Greenplan Savings-1-6 Months	100.00%
Money Market-1-6 Months	100.00%
S&T has not historically experienced fluctuations in demand deposit balances during periods of interest rate fluctuations.	NA

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity, December 31, 2004
GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
(dollars in thousands)
Repricing Assets:
Cash/Due From Banks	$-	$-	$-	$47,328
Securities	67,401	27,537	70,438	352,795
Net Loans	1,244,183	179,024	295,197	534,685
Other Assets	-	-	-	170,446
Total	$1,311,584	$206,561	$365,635	$1,105,254
Repricing Liabilities:
Demand	$-	$-	$-	$415,812
NOW	21,931	21,931	43,862	87,723
Money Market	332,009	-	-	-
Savings/Clubs	23,841	23,841	47,682	95,362
Greenplan Savings	198,213	-	-	-
Certificates	225,774	151,491	226,557	260,234
REPOS & Short-term Borrowings	323,384	-	-	-
Long-term Borrowings	53,347	72	151	32,755
Swaps	-	-	-	-
Other Liabilities/Equity	-	-	-	403,062
Total	1,178,499	197,335	318,252	1,294,948
Gap	$133,085	$9,226	$47,383	($189,694)
Cumulative GAP	$133,085	$142,311	$189,694	$-
Rate Sensitive Assets/Rate Sensitive Liabilities	Current Month	Policy Guideline	Immediate Core Deposit Repricing
Cumulative 6 months	1.11	.85-1.15	0.88
Cumulative 12 months	1.10	.85-1.15	0.92

S&T's one-year gap position at December 31, 2004 is asset sensitive. Asset sensitive means that more assets than liabilities of S&T will reprice during the measured timeframes. The implications of an asset sensitive position will differ depending upon the current trend of market interest rates.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements
Consolidated Balance Sheets	35
Consolidated Statements of Income	36
Consolidated Statements of Changes in Shareholders' Equity	37
Consolidated Statements of Cash Flows	38
Notes to Consolidated Financial Statements	39
Report of Management	59
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting	60
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Consolidated Financial Statements	61

CONSOLIDATED BALANCE SHEETS

S&T Bancorp, Inc. and Subsidiaries

December 31	2004	2003
(dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$47,328	$52,361
Securities:
Available for sale	517,906	610,818
Held to maturity (market value $267 in 2004 and $268 in 2003)	265	265
Total Securities	518,171	611,083
Loans, net of allowance for loan losses of $34,262 in 2004 and $31,478 in 2003	2,253,089	2,069,142
Premises and equipment, net	25,491	23,037
Goodwill	48,021	48,021
Other intangibles, net	5,181	5,455
Bank owned life insurance	32,077	31,023
Other assets	59,676	60,150
Total Assets	$2,989,034	$2,900,272
LIABILITIES
Deposits:
Noninterest-bearing	$415,812	$382,364
Interest-bearing	1,760,451	1,579,889
Total Deposits	2,176,263	1,962,253
Securities sold under repurchase agreements and federal funds purchased	98,384	182,020
Short-term borrowings	225,000	250,000
Long-term borrowings	86,325	116,933
Other liabilities	53,933	56,348
Total Liabilities	2,639,905	2,567,554
SHAREHOLDERS' EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value) Authorized-50,000,000 shares in 2004 and 2003 Issued-29,714,038 shares in 2004 and 2003	74,285	74,285
Additional paid-in capital	24,079	21,939
Retained earnings	297,690	271,699
Accumulated other comprehensive income	20,875	27,185
Treasury stock (3,113,643 shares in 2004 and 3,061,627 shares in 2003, at cost)	(67,800)	(62,390)
Total Shareholders' Equity	349,129	332,718
Total Liabilities and Shareholders' Equity	$2,989,034	$2,900,272
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

S&T Bancorp, Inc. and Subsidiaries
Year Ended December 31	2004	2003	2002
(dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$ 126,337	$ 124,894	$ 121,533
Federal funds sold	19	-	3
Investment Securities:
Taxable	18,004	21,926	25,321
Tax-exempt	2,129	1,762	730
Dividends	2,149	2,878	3,573
Total Interest Income	148,638	151,460	151,160
INTEREST EXPENSE
Deposits	30,632	31,218	38,697
Securities sold under repurchase agreements	1,546	1,567	1,690
Short-term borrowings	4,692	2,340	1,401
Long-term borrowings	4,020	11,941	14,512
Total Interest Expense	40,890	47,066	56,300
NET INTEREST INCOME	107,748	104,394	94,860
Provision for loan losses	4,400	7,300	7,800
Net Interest Income After Provision for Loan Losses	103,348	97,094	87,060
NONINTEREST INCOME
Security gains, net	5,344	8,058	7,070
Service charges on deposit accounts	9,383	9,252	8,401
Wealth management fees	6,201	5,410	5,372
Letter of credit fees	2,022	2,065	1,866
Insurance	4,558	4,277	3,469
Mortgage banking	1,455	1,989	1,653
Other	5,239	5,153	4,849
Total Noninterest Income	34,202	36,204	32,680
NONINTEREST EXPENSE
Salaries and employee benefits	32,845	31,545	27,368
Occupancy, net	4,166	3,981	3,568
Furniture and equipment	2,916	2,826	2,949
Other taxes	2,609	2,345	1,911
Data processing	3,966	3,466	3,039
Marketing	2,399	2,026	2,064
Amortization of intangibles	347	347	169
FDIC assessment	289	305	289
Loss on early extinguishment of debt	-	3,591	-
Other	10,654	10,226	10,409
Total Noninterest Expense	60,191	60,658	51,766
Income Before Taxes	77,359	72,640	67,974
Applicable Income Taxes	23,001	20,863	19,370
Net Income	$54,358	$51,777	$48,604
Earnings per common share:
Net Income-Basic	$2.05	$1.96	$1.83
Net Income-Diluted	2.03	1.94	1.81
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

S&T Bancorp, Inc. and Subsidiaries
	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
(dollars in thousands, except per share data)
Balance at January 1, 2002		$ 74,285	$ 21,051	$ 224,044	$ 33,447	$ (59,500)
Net income for 2002	$ 48,604			48,604
Other comprehensive income, net of tax expense of $2,432: Unrealized losses on securities of ($1,754) net of reclassification adjustment for gains included in net income of $5,194	(6,948)				(6,948)
Comprehensive Income	$ 41,656
Cash dividends declared ($0.97 per share)				(25,728)
Treasury stock acquired (333,000 shares)						(8,190)
Treasury stock issued for stock options exercised (235,830 shares)			(940)			5,354
Treasury stock issued for restricted stock (35,600 shares)			(947)
Recognition of restricted stock compensation expense			20
Tax benefit from nonstatutory stock options exercised			1,562
Balance at December 31, 2002		$ 74,285	$ 20,746	$ 246,920	$ 26,499	$ (62,336)
Net income for 2003	$ 51,777			51,777
Other comprehensive income, net of tax benefit of $240: Unrealized gains on securities of $5,609 net of reclassification adjustment for gains included in net income of $4,923	686				686
Comprehensive Income	$ 52,463
Cash dividends declared ($1.02 per share)				(26,998)
Treasury stock acquired (266,504 shares)						(6,866)
Treasury stock issued for stock options exercised (334,306 shares)			(524)			6,812
Recognition of restricted stock compensation expense			480
Tax benefit from nonstatutory stock options exercised			1,237
Balance at December 31, 2003		$ 74,285	$ 21,939	$ 271,699	$ 27,185	$ (62,390)
Net income for 2004	$ 54,358			54,358
Other comprehensive income, net of tax expense of $2,209: Unrealized losses on securities of ($2,791) net of reclassification adjustment for gains included in net income of $3,519	(6,310)				(6,310)
Comprehensive Income	$ 48,048
Cash dividends declared ($1.07 per share)				(28,367)
Treasury stock acquired (542,600 shares)						(15,970)
Treasury stock issued for stock options exercised (490,584 shares)			(210)			10,560
Recognition of restricted stock compensation expense			252
Tax benefit from nonstatutory stock options exercised			2,098
Balance at December 31, 2004		$ 74,285	$ 24,079	$ 297,690	$ 20,875	$ (67,800)
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

S&T Bancorp, Inc. and Subsidiaries
Year Ended December 31	2004	2003	2002
(dollars in thousands)
OPERATING ACTIVITIES
Net Income	$54,358	$51,777	$48,604
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,400	7,300	7,800
Provision for depreciation and amortization	2,832	2,826	2,647
Net amortization of investment security premiums	2,200	3,144	2,092
Net accretion of loans and deposit discounts	-	-	(179)
Securities gains, net	(5,344)	(8,058)	(7,070)
Deferred income taxes	(1,612)	(1,844)	(1,574)
Tax benefit from nonstatutory stock options exercised	2,098	1,237	1,562
Mortgage loans originated for sale	(41,919)	(82,066)	(73,782)
Proceeds from the sale of loans	43,230	83,655	74,562
Decrease (increase) in interest receivable	677	258	(436)
Increase (decrease) in interest payable	20	(597)	124
Decrease (increase) in other assets	61	(3,994)	(14,804)
Increase (decrease) in other liabilities	1,241	(2,324)	12,337
Net Cash Provided by Operating Activities	62,242	51,314	51,883
INVESTING ACTIVITIES
Net decrease (increase) in interest-earning deposits with banks	2	13	(113)
Net decrease in federal funds sold	-	-	-
Proceeds from maturities of investment securities	-	116	6,435
Proceeds from maturities of securities available for sale	117,256	215,005	110,697
Proceeds from sales of securities available for sale	44,948	64,408	134,249
Purchases of securities available for sale	(75,931)	(243,889)	(247,277)
Net increase in loans	(189,658)	(109,276)	(123,124)
Net cash paid in acquisition	-	-	(47,187)
Purchases of premises and equipment	(4,939)	(2,284)	(4,328)
Net Cash Used in Investing Activities	(108,322)	(75,907)	(170,648)
FINANCING ACTIVITIES
Net increase in demand, NOW, MMI and savings deposits	163,813	49,841	69,560
Net increase (decrease) in certificates of deposit	50,199	(13,708)	(50,185)
Net (decrease) increase in short-term borrowings	(9,650)	113,775	104,430
Net (decrease) increase in repurchase agreements	(98,986)	(1,143)	62,676
Proceeds from long-term borrowings	-	55,540	25,000
Repayments of long-term borrowings	(30,608)	(150,305)	(64,570)
Net treasury stock activity	(5,620)	(578)	(4,723)
Cash dividends paid to shareholders	(28,101)	(26,726)	(25,948)
Net Cash Provided by Financing Activities	41,047	26,696	116,240
(Decrease) increase in Cash and Cash Equivalents	(5,033)	2,103	(2,525)
Cash and Cash Equivalents at Beginning of Year	52,361	50,258	52,783
Cash and Cash Equivalents at End of Year	$47,328	$52,361	$50,258
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

S&T Bancorp, Inc. and Subsidiaries

NOTE A - Accounting Policies

The financial statements of S&T Bancorp, Inc. and subsidiaries (S&T) have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The more significant accounting policies are described below.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of S&T and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments of 20 percent-50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting. S&T operates within one business segment, community banking, providing a full range of services to individual and corporate customers.

CASH FLOW INFORMATION

S&T considers cash and due from banks as cash and cash equivalents. For the years ended December 31, 2004, 2003 and 2002, interest paid was $40,900,000, $47,685,000 and $56,264,000, respectively. Income taxes paid during 2004 were $20,808,000 compared to $20,943,000 for 2003 and $18,428,000 for 2002.

SECURITIES

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and S&T has the ability, at the time of purchase, to hold securities until maturity, they are classified as held to maturity and are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and are recorded at market value, and unrealized gains and losses on these securities, net of related deferred income taxes, are reported in accumulated other comprehensive income. Gains or losses on the disposition of securities are based on the specific identification method. S&T does not engage in any securities trading activity.

Management systematically evaluates securities for other than temporary declines in fair value. Securities for which declines in fair value are deemed to be other than temporary are written down to current market value and the resultant changes included in earnings as realized losses.

LOANS

Interest on loans is accrued and credited to operations based on the principal amount outstanding. Accretion of discounts and amortization of premiums on loans are included in interest income. Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of loan yield over the respective lives of the loans. Loans are placed on nonaccrual and interest is discontinued generally when interest and principal are 90 days or more past due.

Impaired loans are defined by management as commercial and commercial real estate loans which there is a specific reserve or it is probable that S&T will not be able to collect all amounts due according to the contractual terms of the loan agreement. Residential real estate mortgages and consumer installment loans are large groups of smaller balance homogenous loans and are separately measured for impairment. Factors considered by management in determining impairment include payment status and underlying collateral value. All impaired loans are classified as substandard for risk classification purposes. Impaired loans are charged-off, to the estimated value of collateral associated with the loan, when management believes principal and interest are deemed uncollectible. The accrual of interest on impaired loans is discontinued when the loan is 60 days past due or , in management's opinion, the borrower may be unable to meet the payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent that cash payments are received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The allowance for loan losses is established through provisions for loan losses charged against income. Loans considered to be uncollectible are charged against the allowance and recoveries, if any, are credited to the allowance. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss exposure on individual nonperforming, delinquent and high-dollar loans; review of various risk conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant risk factors.

A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and other risk factors. Factors consider the level of S&T's historical charge-offs that have occurrence within the credits economic life cycle. Management also assesses subjective factors such as portfolio credit trends, unemployment trends, vacancy trends, peer loss trends, loan growth and variable interest rate factors.

Significant to this analysis is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size, and due to our continuing growth, many are new loan relationships. Management relies on its risk-rating process to monitor trends that may be occurring relative to commercial loans to assess potential weaknesses within the credit. Current factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses.

S&T believes its quantitative and qualitative analysis and risk-rating process, which serves as the primary basis for assessing the adequacy of the allowance for loan losses, is sufficient to allow it to conclude that the total allowance for loan losses is adequate to absorb probable loan losses.

LOANS ORIGINATED FOR SALE AND HELD FOR SALE

Loans held for sale, consist of 1-4 family residential loans originated for sale in the secondary market and carried at lower of cost or market, determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income in the consolidated statements of income. S&T manages its exposure to changes in the market value of loans from the date of commitment to the borrower and the loan's ultimate sale by entering into mandatory forward commitments to sell the loans. The extent to which S&T elects to cover its loan production with forward commitments varies based upon factors deemed by management to be appropriate in the circumstances. The fair value related to the risk of the commitment is the hedged asset or liability on the balance sheet with a corresponding offset recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. The amounts of commitments to borrowers and commitments to sell loans were insignificant at December 31, 2004 and 2003.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed generally by the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

JOINT VENTURES

S&T has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credit for any losses incurred by the projects based on its partnership share. At December 31, 2004 and 2003, S&T had recorded investments in other assets on its balance sheet of approximately $12.2 million and $9.6 million, respectively, associated with these investments. S&T currently adjusts the carrying value of these investments for any losses incurred by the limited partnership through earnings. S&T determined that it is not the primary beneficiary of these partnerships and does not consolidate them.

OTHER REAL ESTATE

Other real estate is included in other assets and is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of a foreclosure. These properties are carried at the lower of cost or fair value less estimated cost of resale. Loan losses arising from the acquisition of such property initially are charged against the allowance for loan losses. Gains or losses realized subsequent to acquisition are recorded in the results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the cost of net assets purchased. Goodwill is not amortized, but is evaluated for impairment annually. In 2004, 2003 and 2002, S&T performed the required impairment tests of goodwill at the respective reporting unit level and no impairment existed as of the valuation date, as the fair value of S&T's net assets exceeded their carrying value. If for any future period S&T determines that there has been impairment in the carrying value of its goodwill balances, S&T will record a charge to earnings, which could have a material adverse effect on S&T's net income. Intangible assets consist of $3.8 million for the acquisition of core savings deposits ($2.7 million, net of accumulated amortization) and $1.1 million in cost for the acquisition of insurance contract relationships ($0.8 million, net of accumulated amortization), and are amortized over their estimated weighted average life of 11 and ten years, respectively. The estimated aggregate amortization expense for each of the five succeeding years will approximate $0.5 million.

	Goodwill	Core Deposit Intangible
Dollars in thousands
Balance at December 31, 2002	$ 48,436	$ 4,443
Additions/(reductions)	(415)	-
Amortization	-	(468)
Balance at December 31, 2003	$ 48,021	$ 3,975
Additions/(reductions)	-	-
Amortization	-	(468)
Balance at December 31, 2004	$ 48,021	$ 3,507

Resolution of pre-acquisition litigation and income tax uncertainties related to the PFC acquisition reduced goodwill by $415,000 in 2003.

MORTGAGE LOAN SERVICING

Mortgage servicing assets are recognized as separate assets when servicing rights are acquired through loan originations, when there is a definitive plan to sell the underlying loan. Upon sale, the mortgage servicing right is established, which represents the then current fair value of future net cash flows expected to be realized for performing the servicing activities. The fair value of the mortgage servicing rights are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing rights. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing rights, mortgage interest rates, which are used to determine prepayment rates and discount rates are held constant over the estimated life of the portfolio. Capitalized mortgage servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

Capitalized mortgage servicing rights are regularly evaluated for impairment based on the estimated fair value of those rights. The mortgage servicing rights are stratified by certain risk characteristics, primarily loan term and note rate. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced.

Mortgage servicing rights are also reviewed for other-than-temporary impairment. Other-than-temporary impairment exists when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as direct write-down to the carrying value of the mortgage servicing rights. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing rights and the valuation allowance, precluding subsequent recoveries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

For the year ended December 31, 2004 and 2003, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $43.2 million and $83.7 million, respectively. At December 31, 2004 and 2003, servicing assets were $1,674,000 and $1,480,000, respectively. At December 31, 2004 and 2003, S&T's servicing portfolio totaled $175.9 million and $160.3 million, respectively.
	Servicing Rights	Valuation Allowance	Net Carrying Value
Dollars in thousands
Balance at December 31, 2002	$ 1,448	$-	$ 1,448
Additions/(reductions)	389	179	210
Amortization	(178)	-	(178)
Balance at December 31, 2003	$ 1,659	$ 179	$ 1,480
Additions/(reductions)	649	210	439
Amortization	(245)	-	(245)
Balance at December 31, 2004	$ 2,063	$ 389	$ 1,674

DERIVATIVE FINANCIAL INSTRUMENTS

S&T utilizes derivative instruments for asset/liability management and, more specifically, to convert fixed-rate debt to a variable rate. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. The notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Interest-rate swaps are contracts in which a series of interest-rate flows (fixed and floating) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged.

S&T has one interest-rate swap with a notional value totaling $25.0 million and a positive fair value of $0.1 million, paying a variable rate and receiving a fixed rate. The interest-rate swap matures on March 7, 2005. The purpose of this transaction was to reduce the cost of fixed-rate fundings and to mitigate the balance sheet risk associated with declining interest rates. At December 31, 2004, S&T was receiving a fixed rate of 6.32 percent and paying a variable rate of 5.04 percent, which was based on the London Interbank Offer Rate plus a spread. Differences between interest received and interest paid are reported as a component of net interest income in the consolidated income statement.

S&T also has certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which S&T enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, S&T agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a same notional amount at a fixed rate. At the same time, S&T agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows S&T's customer to effectively convert a variable rate loan to a fixed rate. Because S&T acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not impact S&T's results of operations. At December 31, 2004, S&T had a notional amount of $13.9 million of interest rate swaps paying and receiving a weighted average fixed rate of 6.76 percent.

S&T records the effect of the ineffectiveness of all hedge transactions as part of the income statement line pertaining to the hedged item. There was no ineffectiveness to S&T's consolidated financial statements for the year ended December 31, 2004, 2003 and 2002, respectively.

WEALTH MANAGEMENT ASSETS AND INCOME

Assets held in a fiduciary capacity by the subsidiary bank, S&T Bank, are not assets of S&T Bank and are therefore not included in the consolidated financial statements. Wealth management fee income is reported on the cash basis, which does not differ materially from the accrual method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

STOCK-BASED COMPENSATION

S&T has various stock-based employee compensation plans, which are described in Note O. S&T accounts for stock-based compensation using the intrinsic value method. The following is proforma information regarding net income and earnings per share assuming that stock options were accounted for under the fair value method. The estimated fair value of the options is amortized to expense over the vesting period.

	2004	2003	2002
(dollars in thousands, except per share data)
Proforma net income	$ 53,034	$ 51,424	$ 47,277
Proforma earnings per share-Basic	2.00	1.94	1.78
Proforma earnings per share-Diluted	1.98	1.92	1.77

Compensation expense, net of related tax, of $1,324,000, $353,000 and $1,327,000 in 2004, 2003 and 2002, respectively, is included in the proforma net income as reported above.

The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 3.61 percent, 3.27 percent and 2.78 percent; a dividend yield of 2.9 percent, 3.3 percent and 3.7 percent; volatility factors of the expected market price of S&T's common stock of .257, .266 and .275; and a weighted-average expected life of five years.

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

PENSIONS

Pension expense for S&T Bank's defined benefit pension plan is actuarially determined using the projected unit credit actuarial cost method. The funding policy for the plan is to contribute amounts to the plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as may be appropriate, subject to federal income tax limitation.

INCOME TAXES

Income taxes are accounted for under the liability method whereby deferred income taxes are recognized for the difference between the financial reporting and tax bases of assets and liabilities.

TREASURY STOCK

The purchase of S&T common stock is recorded at cost. At the time of reissuance, the treasury stock account is reduced using the average cost method.

EARNINGS PER COMMON SHARE

Basic Earnings Per Share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Average shares outstanding for computing basic EPS were 26,512,634, 26,463,499 and 26,570,552 for 2004, 2003 and 2002, respectively. Potentially dilutive securities are excluded from the basic calculation, but are included in diluted EPS. Average shares outstanding for computing diluted EPS were 26,799,451, 26,723,434 and 26,784,198 for 2004, 2003 and 2002, respectively. In computing diluted EPS, average shares outstanding have been increased by the common stock equivalents relating to S&T's outstanding stock options.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board ("FASB") Statement No. 123R, "Share-Based Payment," require all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value. The provisions of this statement will be effective July 1, 2005 for all equity awards granted after the effective date. Retroactive application of the requirements of Statement No. 123 (not Statement No. 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of Statement No. 123R is encouraged. S&T will apply Statement No. 123R beginning July 1, 2005 in its consolidated financial statements for the quarter ending September 30, 2005 using a modified version of prospective application. Statement No. 123R requires an entity to recognize expense ratably in the income statement based on the estimated fair value of all outstanding awards that are not fully vested based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. S&T recognizes forfeitures as they occur. S&T estimates the after-tax impact to the consolidated financial statements to be a charge of $0.9 million or $0.03 per share for the year ending December 31, 2005, based on the current level of stock options granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

In March 2004, the Emerging Issues Task Force ("EITF") revised EITF No. 03-1, "The Meaning of Other than Temporary Impairment and its Application to Certain Investments." In the revised guidance, the EITF reached a consensus regarding the model to be used in determining whether an investment is other-than-temporarily impaired, and the required disclosures about unrealized losses on available-for-sale debt and equity securities. The other-than-temporary impairment evaluation guidance was effective for S&T on July 1, 2004. The additional annual disclosures prescribed by this guidance are required for S&T beginning with the year ending December 31, 2004, and are included herein.

In September 2004, the FASB issued two draft Financial Statement Positions ("FSPs"), one deferring the effective date for a portion of EITF 03-1, "(The Meaning of Other Than Temporary Impairment,)" and the other providing implementation guidance. Both draft FSPs only relate to debt securities under paragraph 16 of EITF 03-1 with impairments that are solely due to interest rate changes, including changes in interest rates due to increases in sector credit spreads. Paragraph 16 is applicable to debt that cannot be contractually prepaid or otherwise settled such that the investor would not recover substantially all of its cost.

RECLASSIFICATION

Certain amounts in prior years' financial statements have been reclassed to conform to the current year's presentation. The reclassifications had no effect on S&T's financial condition or results of operations.

NOTE B - Fair Values of Financial Instruments

S&T utilizes quoted market values, where available, to assign fair value to its financial instruments. In cases where quoted market values were not available, S&T uses present value methods to estimate the fair value of its financial instruments. These estimates of fair value are significantly affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange. S&T does not expect to realize the estimated amounts disclosed.

The following methods and assumptions were used by S&T in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS AND OTHER SHORT-TERM ASSETS

The carrying amounts reported in the consolidated balance sheet for cash and due from banks, interest-earning deposits with banks and federal funds sold approximate those assets' fair values.

SECURITIES

Fair values for investment securities and securities available for sale are based on quoted market prices.

LOANS

For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers as adjusted for net credit losses and the loss of interest income from nonaccrual loans. The carrying amount of accrued interest approximates its fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

DEPOSITS

The fair values disclosed for demand deposits (e.g., noninterest and interest-bearing demand, money market and savings accounts) are, by definition, equal to the amount payable on demand. The carrying amounts for variable-rate, fixed-term certificates of deposit approximate their fair value at year-end. Fair values for fixed-rate certificates of deposit and other time deposits are based on the discounted value of contractual cash flows, using interest rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS AND OTHER BORROWED FUNDS

The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other borrowings approximate their fair values.

LONG-TERM BORROWINGS

The fair values disclosed for long-term borrowings are estimated using current interest rates for long-term borrowings of similar remaining maturities.

LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counter-parties. Also, unfunded loan commitments relate principally to variable-rate commercial loans, typically non-binding and fees are not normally assessed on these balances.

Estimates of fair value have not been made for items that are not defined as financial instruments, including such items as S&T's core deposit intangibles and the value of its trust operation. S&T believes it is impractical to estimate a representational fair value for these types of assets, which represent significant value to S&T.

The following table indicates the estimated fair value of S&T's financial instruments as of December 31:
	2004		2003
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(dollars in thousands)
Assets
Cash	$47,328	$47,328	$52,361	$52,361
Securities:
Available for sale	517,906	517,906	610,818	610,818
Held to maturity	267	265	268	265
Loans	2,283,859	2,287,351	2,108,389	2,100,620
Liabilities
Deposits	$ 2,180,798	$ 2,176,263	$ 1,974,822	$ 1,962,253
Securities sold under repurchase agreements	62,384	62,384	161,368	161,370
Short-term borrowings	261,000	261,000	270,650	270,650
Long-term borrowings	89,342	86,325	122,801	116,933
Interest-rate swaps	54	54	633	633

NOTE C - Restrictions on Cash and Due from Bank Accounts

The Board of Governors of the Federal Reserve System ("the Federal Reserve Board") imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as a noninterest-bearing balance with the Federal Reserve Board. Required reserves averaged $15,362,000 during 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE D - Securities

The following table indicates the composition of the securities portfolio at December 31:
	Available for Sale
2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
(dollars in thousands)
Obligations of U.S. government corporations and agencies	$ 234,706	$3,107	$(299)	$ 237,514
Collateralized mortgage obligations of U.S. government corporations and agencies	46,126	402	-	46,528
Mortgage-backed securities	48,197	436	(260)	48,373
U.S. treasury securities	5,089	159	-	5,248
Obligations of states and political subdivisions	70,968	539	(309)	71,198
Corporate securities	16,222	271	-	16,493
Debt securities available for sale	421,308	4,914	(868)	425,354
Marketable equity securities	46,888	27,845	(178)	74,555
Other securities	17,997	-	-	17,997
Total	$ 486,193	$ 32,759	$(1,046)	$ 517,906

	Held to Maturity
Obligations of states and political subdivisions	$265	$2	$-	$267
Total	$265	$2	$-	$267
	Available for Sale
2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
(dollars in thousands)
Obligations of U.S. government corporations and agencies	$ 318,581	$8,020	$(698)	$ 325,903
Collateralized mortgage obligations of U.S. government corporations and agencies	43,846	452	(47)	44,251
Mortgage-backed securities	45,325	643	(199)	45,769
U.S. treasury securities	5,223	521	-	5,744
Obligations of states and political subdivisions	66,428	1,247	(136)	67,539
Corporate securities	20,286	1,178	-	21,464
Debt securities available for sale	499,689	12,061	(1,080)	510,670
Marketable equity securities	42,077	30,833	(319)	72,591
Other securities	27,557	-	-	27,557
Total	$ 569,323	$42,894	$ (1,399)	$ 610,818

	Held to Maturity
Obligations of states and political subdivisions	$265	$3	$-	$268
Total	$265	$3	$-	$268

There were $6,348,000, $10,552,000 and $17,797,000 in gross realized gains and $1,004,000, $2,494,000 and $10,727,000 in gross realized losses in 2004, 2003 and 2002, respectively, relative to securities available for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table presents the age of gross unrealized losses and fair value by investment category:
	Less Than 12 Months		12 Months or More		Total
2004	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
Obligations of U.S. government corporations and agencies	$ 34,309	$ (150)	$ 4,889	$ (149)	$ 39,198	$(299)
Mortgage-backed securities	17,147	(260)	-	-	17,147	(260)
Obligations of states and political subdivisions	19,596	(275)	1,076	(34)	20,672	(309)
Debt securities available for sale	71,052	(685)	5,965	(183)	77,017	(868)
Marketable equity securities	51	(2)	2,239	(176)	2,290	(178)
Total	$ 71,103	$ (687)	$ 8,204	$ (359)	$ 79,307	$ (1,046)

S&T does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses on debt securities are primarily attributable to changes in interest rates. S&T has both the intent and the ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

The amortized cost and estimated market value of debt securities at December 31, 2004, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based upon the current estimated prepayment rates. The mortgage-backed securities may mature earlier or later than their weighted-average estimated maturities because of principal prepayments.
Available for Sale	Amortized Cost	Market Value
(dollars in thousands)
Due in one year or less	$83,326	$84,111
Due after one year through five years	279,401	282,537
Due after five years through ten years	54,830	54,955
Due after ten years	3,751	3,751
Total	$ 421,308	$ 425,354

Held to Maturity	Amortized Cost	Market Value
(dollars in thousands)
Due in one year or less	$265	$267
Total	$265	$267

At December 31, 2004 and 2003, securities with principal amounts of $294,745,000 and $389,922,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE E - Loans

The following table indicates the composition of the loan portfolio at December 31:
	2004	2003
(dollars in thousands)
Real estate-construction	$274,783	$193,874
Real estate-mortgages:
Residential	487,445	499,661
Commercial	854,299	794,420
Commercial and industrial	601,633	533,958
Consumer installment	69,191	78,707
Gross Loans	2,287,351	2,100,620
Allowance for loan losses	(34,262)	(31,478)
Net Loans	$ 2,253,089	$ 2,069,142

The following table presents changes in the allowance for loan losses for the year ended December 31:
	2004	2003	2002
(dollars in thousands)
Balance at beginning of year	$ 31,478	$ 30,138	$ 26,926
Charge-offs	(7,175)	(7,306)	(7,821)
Recoveries	5,559	1,346	1,812
Net charge-offs	(1,616)	(5,960)	(6,009)
Provision for loan losses	4,400	7,300	7,800
Balance of acquired bank at date of acquisition	-	-	1,421
Balance at end of year	$ 34,262	$ 31,478	$ 30,138

S&T Bank has granted loans to certain officers and directors of S&T as well as to certain affiliates of the officers and directors in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amounts of these loans were $27,593,000 and $27,701,000 at December 31, 2004 and 2003, respectively. During 2004, $18,501,000 of new loans were funded and repayments totaled $18,609,000.

The principal balances of loans on nonaccrual status were $6,309,000 and $9,120,000 at December 31, 2004 and 2003, respectively. At December 31, 2004, there were no commitments to lend additional funds on non-accrual loans. Other real estate owned which is included in other assets, was $2,119,000 at December 31, 2004 and $2,363,000 at December 31, 2003.

S&T attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio. S&T defines concentrations of credit risk as loans to a specific industry or group in excess of 10 percent of total loans. At December 31, 2004 and 2003, S&T had no concentrations of credit risk by industry or group. Geographic concentrations exist because S&T provides a full range of banking services, including commercial, consumer and mortgage loans to individuals and corporate customers in its ten-county market area in western Pennsylvania. Management believes these risks are mitigated by underwriting guidelines and ongoing review by loan administration.

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans:
	2004	2003	2002
(dollars in thousands)
Recorded investment in loans considered to be impaired	$ 10,458	$ 12,260	$ 10,940
Loans considered to be impaired that were on a nonaccrual basis	2,138	3,392	515
Allowance for loan losses related to loans considered to be impaired	5,712	3,914	4,174
Average recorded investment in impaired loans	13,762	10,217	15,244
Total interest income per contractual terms on impaired loans	684	1,012	1,028
Interest income on impaired loans recognized on a cash basis	571	913	943

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F - Premises and Equipment

The following table is a summary of the premises and equipment accounts at December 31:
	Estimated Useful Life	2004	2003
(dollars in thousands)
Land	Indefinite	$3,395	$3,394
Premises	10-50 years	27,169	24,440
Furniture and equipment	3-10 years	21,128	19,586
Leasehold improvements	15-25 years	4,103	3,636
		55,795	51,056
Accumulated depreciation		(30,304)	(28,019)
Total		$ 25,491	$ 23,037

Depreciation related to premises and equipment was $2,485,000, $2,479,000 and $2,478,000 in 2004, 2003 and 2002, respectively.

Certain banking facilities are leased under short-term lease arrangements expiring at various dates to the year 2009. All such leases are accounted for as operating leases. Rental expense for premises and equipment amounted to $1,963,443, $1,925,000 and $1,842,000 in 2004, 2003 and 2002, respectively. Minimum annual rentals and renewal options for each of the years 2005-2010 are approximately $1,072,000, $884,000, $411,000, $262,000, $132,000 and $97,000, respectively, and $620,000 for the years thereafter. Included in the above are leases entered into with two directors for which rental expense totaled $574,988, $566,453 and $551,872 in 2004, 2003 and 2002, respectively.

NOTE G - Deposits

The following table indicates the composition of deposits at December 31:
	2004	2003
(dollars in thousands)
Noninterest-bearing demand	$415,812	$382,364
Interest-bearing demand	175,447	180,317
Money market	332,009	384,766
Savings	388,939	200,949
Time deposits	864,056	813,857
Total	$ 2,176,263	$ 1,962,253

The aggregate of all time deposits over $100,000 amounted to $192,761,000 and $162,925,000 for December 31, 2004 and 2003, respectively.

The following table indicates the scheduled maturities of time deposits at December 31:
	2004	2003
(dollars in thousands)
Due in one year	$ 377,245	$ 374,174
Due in one to two years	226,575	195,951
Due in two to three years	146,426	87,157
Due in three to four years	51,487	93,378
Due in four to five years	36,772	39,565
Due after five years	25,551	23,632
Total	$ 864,056	$ 813,857

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE H - Short-Term Debt

Short-term borrowings were comprised of retail repurchase agreements ("REPOs"), wholesale REPOs, federal funds purchased and FHLB advances. S&T defines repurchase agreements with its local retail customers as retail REPOS; short-term wholesale REPOS as those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days. Federal funds purchased are overnight funds and FHLB advances generally have maturities of less than one year.
Securities Sold under repurchase agreements and federal funds purchased	2004	2003	2002
(dollars in thousands)
Balance at December 31:	$98,384	$ 182,020	$ 194,388
Average balance during the year	164,949	185,214	153,814
Average interest rate during the year	1.16%	1.13%	1.46%
Maximum month-end balance during the year	199,538	230,774	202,551
Average interest rate at year-end	1.77%	0.95%	1.24%

Federal Home Loan Bank (FHLB) Advances	2004	2003	2002
(dollars in thousands)
Balance at December 31:	$ 225,000	$ 250,000	$ 125,000
Average balance during the year	293,088	142,136	46,192
Average interest rate during the year	1.47%	1.28%	1.82%
Maximum month-end balance during the year	380,000	250,000	125,000
Average interest rate at year-end	2.20%	1.20%	1.48%

NOTE I - Long-Term Borrowings

The following table is a summary of long-term borrowings with the FHLB:
	2004		2003
	Balance	Average Rate	Balance	Average Rate
(dollars in thousands)
Due in one year	$142	5.70%	$68	5.70%
Due in one to two years	151	5.70%	142	5.70%
Due in two to three years	10,159	5.73%	151	5.70%
Due in three to four years	169	5.70%	10,159	5.73%
Due in four to five years	13,596	6.10%	169	5.70%
Due after five years	8,833	6.28%	22,429	6.17%
Total	$ 33,050	6.03%	$ 33,118	6.03%

The purpose of these borrowings is to match-fund selected new loan originations, to mitigate interest-rate sensitivity risks and to take advantage of discounted borrowing rates through the FHLB for community investment projects.

S&T pledged all 1-4 family and multi-family mortgage loans as collateral for any current or future FHLB borrowings. The total carrying amount of these pledged loans was $415,273,000 at December 31, 2004. At December 31, 2004, S&T had availability with the FHLB of $381,090,000.

At December 31, 2004 and 2003, S&T had long-term repurchase agreement borrowings totaling $53,275,000 and $83,815,000, respectively, at a weighted average fixed-rate of 4.43 percent and 3.16 percent, respectively, which mature within one year. The purpose of these borrowings was to lock in fixed-rate fundings to mitigate interest-rate risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE J - Dividend and Loan Restrictions

Certain restrictions exist regarding the ability of S&T Bank to transfer funds to S&T in the form of dividends and loans. The amount of dividends that may be paid to S&T is restricted by regulatory guidelines concerning minimum capital requirements. S&T Bank could pay dividends of approximately $34.0 million without affecting its well-capitalized position at December 31, 2004.

Federal law prohibits S&T from borrowing from S&T Bank unless such loans are collateralized by specific obligations. Further, such loans are limited to 10 percent of S&T Bank's capital and additional paid-in capital, as defined.

NOTE K - Litigation

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. No material losses are anticipated by S&T as a result of these legal proceedings.

NOTE L - Guarantees

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $547,627,000 and $467,166,000 at December 31, 2004 and 2003, respectively. Unfunded other loan commitments totaled $134,059,000 and $118,256,000 at December 31, 2004 and 2003, respectively; and obligations under standby letters of credit totaled $213,409,000 and $223,888,000 at December 31, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE M - Income Taxes

Income tax expense (credits) for the years ended December 31 are comprised of:
	2004	2003	2002
(dollars in thousands)
Current	$ 24,613	$ 22,707	$ 20,944
Deferred	(1,612)	(1,844)	(1,574)
Total	$ 23,001	$ 20,863	$ 19,370

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:
	2004	2003	2002
Statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(2.2)	(2.2)	(1.6)
Dividend exclusion	(0.7)	(1.0)	(1.3)
Low income housing tax credits	(1.5)	(1.9)	(2.0)
Other	(0.9)	(1.2)	(1.7)
Effective tax rate	29.7%	28.7%	28.4%

Income taxes applicable to security gains were $1,870,000 in 2004, $2,820,000 in 2003 and $2,475,000 in 2002.

Significant components of S&T's temporary differences were as follows at December 31:
	2004	2003
(dollars in thousands)
Deferred tax liabilities:
Net unrealized holding gains on securities available for sale	$(11,240)	$(14,632)
Premises and equipment	(368)	(140)
Prepaid pension	(1,796)	(1,408)
Investment in joint ventures	(373)	(346)
Prepaid hospitalization	-	(356)
Mark-to-market adjustments	(407)	(624)
Deferred loan income	(2,495)	(2,372)
Purchase accounting	(4,573)	(4,957)
Other	(264)	(222)
Total deferred tax liabilities	(21,516)	(25,057)
Deferred tax assets:
Allowance for loan losses	11,992	11,017
Loan fees	1,287	1,375
Interest expense on increasing rate CD's	662	723
Deferred compensation	938	923
Other	1,326	704
Total deferred tax assets	16,205	14,742
Net deferred tax liability included in other liabilities	$(5,311)	$(10,315)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE N - Employee Benefits

S&T Bank maintains a defined benefit pension plan ("Plan") covering substantially all employees. The benefits are based on years of service and the employee's compensation for the highest five consecutive years in the last ten years. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future.

The following table summarizes the components of net periodic pension expense for the Plan:
	2004	2003	2002
(dollars in thousands)
Service cost-benefits earned during the period	$1,535	$1,219	$1,090
Interest cost on projected benefit obligation	2,313	2,174	2,044
Expected return on plan assets	(2,978)	(2,254)	(2,574)
Net amortization and deferral	19	107	22
Net periodic pension expense	$889	$1,246	$582

The following tables summarize the activity in the benefit obligation and Plan assets:
	2004	2003
(dollars in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$ 37,524	$ 31,361
Service cost	1,535	1,219
Interest cost	2,312	2,174
Plan participants' contributions	1,562	471
Actuarial gain	1,899	4,008
Benefits paid	(1,762)	(1,709)
Projected benefit obligation at end of year	$ 43,070	$ 37,524

Change in Plan Assets
Fair value of plan assets at beginning of year	$ 35,184	$ 26,240
Actual return on plan assets	4,161	7,047
Employer contribution	3,000	3,135
Plan participants' contributions	1,562	471
Benefits paid	(1,762)	(1,709)
Fair value of plan assets at end of year	$ 42,145	$ 35,184

The following table sets forth the Plan's funded status and the accrued pension cost in the consolidated balance sheets at December 31:
	2004	2003
(dollars in thousands)
Projected benefit obligation at end of year	$(43,070)	$(37,524)
Fair value of plan assets at end of year	42,145	35,184
Funded status	(925)	(2,340)
Unrecognized net loss	3,907	3,192
Unamortized prior service cost	151	167
Balance of initial unrecognized net asset	-	3
Prepaid pension cost included in other assets	$3,133	$1,022

The accumulated benefit obligation for the Plan was $36,902,000 at December 31, 2004 and $31,992,000 at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Below are actuarial assumptions used in accounting for the Plan at December 31:
	2004	2003	2002
Weighted-average discount rate	6.00%	6.25%	7.00%
Rate of increase in future compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

S&T considers many factors when setting the assumed rate of return on Plan assets. As a general guideline the assumed rate of return is equal to the weighted average of the expected returns for each asset category and is estimated based on historical returns as well as expected future returns.

The Plan's weighted-average asset allocations by asset category are as follows:
Asset Category	Plan Assets at December 31
	2004	2003
Equity Securities	66%	67%
Debt Securities	30%	32%
Other	4%	1%
Total	100%	100%

S&T Bank's Retirement Plan Committee determines the investment policy for the Plan. In general, the targeted asset allocation is 50 percent-70 percent equities and 30 percent-50 percent fixed income. A strategic allocation within each asset class is employed based on the Plan's time horizon, risk tolerances, performance expectations and asset class preferences. Investment managers have discretion to invest in any equity or fixed-income asset class, subject to the securities guidelines of the Plan's Investment Policy Statement.

S&T Bank expects to contribute $2.0 million to the Plan in 2005. Benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Plan for each of the years 2005-2009 are $1,647,000, $1,730,000, $1,829,000, $1,979,000, $2,133,000, respectively, and $13,233,000 for the five years thereafter.

S&T also has a supplemental executive retirement plan ("SERP") for certain key employees. The SERP is unfunded. The balances of the actuarial present values of projected benefit obligations related to the SERP were $2,859,000 and $2,984,000 at December 31, 2004 and 2003, respectively. Accrued pension costs related to the SERP were $2,693,000 and $2,625,000 at December 31, 2004 and 2003, respectively. Net periodic pension cost related to the SERP was $279,000, $279,000 and $248,000 for the year ended December 31, 2004, 2003 and 2002, respectively. The actuarial assumptions are the same as those used for S&T's defined benefit Plan.

S&T maintains a Thrift Plan in which substantially all employees are eligible to participate. S&T makes matching contributions to the Plan up to 3 percent of participants' eligible compensation and may make additional profit-sharing contributions as limited by the Plan. Expense related to these contributions amounted to $1,428,000, $1,658,000 and $1,447,000 in 2004, 2003 and 2002, respectively.

NOTE O - Incentive and Restricted Stock Plan and Dividend Reinvestment Plan

S&T adopted an Incentive Stock Plan in 1992 ("Stock Plan") that provides for granting incentive stock options, nonstatutory stock options, restricted stock and stock appreciation rights (SARS). On October 17, 1994, the Stock Plan was amended to include outside directors. The Stock Plan covers a maximum of 3.2 million shares of S&T common stock and expires ten years from the date of board approval. At December 31, 2002, 3,181,822 nonstatutory stock options and 35,600 restricted stock awards had been granted under the Stock Plan. No further awards will be made under the Stock Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

S&T adopted an Incentive Stock Plan in 2003 ("2003 Stock Plan") that provides for granting incentive stock options, nonstatutory stock options, restricted stock and SARS. The 2003 Stock Plan covers a maximum of 1.5 million shares of S&T common stock and expires ten years from the date of board approval. The 2003 Stock Plan is similar to the S&T Stock Plan, which the 2003 Stock Plan replaced. As of December 31, 2004, 731,300 nonstatutory stock options have been granted under the 2003 Stock Plan and none are currently exercisable.

Each year S&T has granted nonstatutory stock options at exercise prices equal to the fair market value of S&T common stock on the grant date.

Stock options granted under the 2003 Stock Plan have a two-year vesting period and a ten-year life, with 50 percent vesting each year on January 1 of the succeeding year.

In 2002, there were 35,600 shares of restricted stock awards granted at $26.60 per share. There were no restricted stock awards granted in 2004 and 2003. These shares vest 25 percent per year over the next four years with the first vesting occurring on January 1, 2004. During the restricted period, the recipient receives dividends and can vote the shares. Generally, if the recipient leaves S&T before the end of the restricted period, the shares will be forfeited. Compensation expense for the restricted stock is ratably recognized over the period of service, generally the restricted period, based on the fair value of the stock on the date of grant. There were no SARS issued or outstanding at December 31, 2004, 2003 and 2002.
	2004		2003		2002
	Number of Shares	Weighted Average Option Price	Number of Shares	Weighted Average Option Price	Number of Shares	Weighted Average Option Price
Outstanding at beginning of year	2,025,272	$ 23.93	2,053,922	$ 22.11	2,100,422	$ 21.32
Granted	381,000	37.08	350,300	29.97	189,300	26.60
Exercised	(490,525)	21.09	(334,250)	18.82	(235,800)	18.72
Forfeited	(12,850)	27.81	(44,700)	25.63	-	-
Outstanding at end of year	1,902,897	$ 27.27	2,025,272	$ 23.93	2,053,922	$ 22.11
Exercisable at end of year	1,095,022	$ 22.56	1,485,672	$ 22.43	1,864,622	$ 21.65

The following table summarizes the total shares outstanding and the range and weighted average of exercise prices and remaining contractual lives at December 31:
	2004			2003			2002
	Shares Outstanding	Exercise Price	Contractual Remaining Life (Years)	Shares Outstanding	Exercise Price	Contractual Remaining Life (Years)	Shares Outstanding	Exercise Price	Contractual Remaining Life (Years)
1994	-	-	-	28,000	$9.50	1	62,000	$9.50	2
1995	23,000	$ 13.13	1	80,000	13.13	2	132,000	13.13	3
1996	62,500	15.44	2	116,000	15.44	3	129,500	15.44	4
1997	140,422	20.38	3	181,922	20.38	4	245,922	20.38	5
1998	209,900	27.75	4	298,900	27.75	5	326,800	27.75	6
1999	149,400	22.88	5	214,600	22.88	6	284,300	22.88	7
2000	163,000	19.81	6	193,150	19.81	7	266,800	19.81	8
2001	266,025	24.40	7	378,800	24.40	8	417,300	24.40	9
2002	161,550	26.60	8	183,600	26.60	9	189,300	26.60	10
2003	346,100	29.97	9	350,300	29.97	10	-	-	-
2004	381,000	37.08	10	-	-	-	-	-	-
Total	1,902,897	$ 27.27	6.9	2,025,272	$ 23.93	6.7	2,053,922	$ 22.11	6.8

Options are granted in December and have a two-year vesting period and a ten-year life, with 50 percent vesting each year.

S&T also sponsors a dividend reinvestment plan ("Dividend Plan") whereby shareholders may purchase shares of S&T common stock at market value with reinvested dividends and voluntary cash contributions. American Stock Transfer and Trust Company, the plan administrator and transfer agent, purchases the shares on the open market to fulfill the Dividend Plan's needs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE P - S&T Bancorp, Inc. (parent company only) Condensed Financial Information

Balance Sheets at December 31
	2004	2003
(dollars in thousands)
Assets
Cash	$60	$67
Investments in:
Bank subsidiary	298,211	281,334
Nonbank subsidiary	29,609	25,408
Other assets	28,430	32,822
Total Assets	$ 356,310	$ 339,631
Liabilities
Dividends payable	$7,181	$6,914
Total Liabilities	7,181	6,914
Total Shareholder's Equity	349,129	332,717
Total Liabilities and Shareholder's Equity	$ 356,310	$ 339,631

Statements of Income for the year ended December 31
	2004	2003	2002
(dollars in thousands)
Dividends from subsidiaries	$ 33,251	$ 29,404	$ 27,520
Investment income	29	22	88
Income before equity in undistributed net income of subsidiaries	33,280	29,426	27,608
Equity in undistributed net income (distribution in excess of net income) of:
Bank subsidiary	15,195	25,097	8,309
Nonbank subsidiary	5,883	(2,746)	12,687
Net Income	$ 54,358	$ 51,777	$ 48,604

Statements of Cash Flows for the year ended December 31
	2004	2003	2002
(dollars in thousands)
Operating Activities
Net Income	$ 54,358	$ 51,777	$ 48,604
Equity in undistributed net income of subsidiaries	(21,078)	(22,351)	(20,996)
Tax benefit from nonstatutory stock options exercised	2,098	1,237	1,562
Other	(1,664)	(3,409)	1,596
Total Provided by Operating Activities	33,714	27,254	30,766
Financing Activities
Dividends	(28,101)	(26,726)	(25,948)
Net treasury stock activity	(5,620)	(578)	(4,723)
Total Used by Financing Activities	(33,721)	(27,304)	(30,671)
(Decrease) increase in Cash	(7)	(50)	95
Cash at Beginning of Year	67	117	22
Cash at End of Year	$60	$67	$117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE Q - Regulatory Matters

S&T is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on S&T's financial statements. Under capital guidelines and the regulatory framework for prompt corrective action, S&T must meet specific capital guidelines that involve quantitative measures of S&T's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. S&T's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require S&T to maintain minimum amounts and ratios of Tier 1 and Total capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2004 and 2003, S&T meets all capital adequacy requirements to which it is subject.

To be classified as well capitalized, S&T must maintain minimum Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the table below:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
As of December 31, 2004
Total Capital (to Risk Weighted Assets)	$ 320,318	12.58%	$ 203,780	8.00%	$ 254,725	10.00%
Tier 1 Capital (to Risk Weighted Assets)	275,997	10.84%	101,890	4.00%	152,835	6.00%
Tier 1 Capital (to Average Assets)	275,997	9.51%	116,059	4.00%	145,074	5.00%
As of December 31, 2003
Total Capital (to Risk Weighted Assets)	$ 296,446	12.39%	$ 191,434	8.00%	$ 239,293	10.00%
Tier 1 Capital (to Risk Weighted Assets)	252,784	10.56%	95,717	4.00%	143,576	6.00%
Tier 1 Capital (to Average Assets)	252,784	9.16%	110,362	4.00%	137,952	5.00%

The most recent notification from the FDIC categorized S&T Bank as well capitalized under the regulatory framework for corrective action. At December 31, 2004, S&T Bank's Tier 1 and Total capital ratios were 9.98 percent and 11.36 percent, respectively, and Tier 1 capital to average assets was 8.73 percent. At December 31, 2003, S&T Bank's Tier 1 and Total capital ratios were 9.93 percent and 11.33 percent, respectively, and Tier 1 capital to average assets was 8.63 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE R - Quarterly Selected Financial Data

(unaudited)
	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
(dollars in thousands, except per share data)
Summary of Operations
Income Statements:
Interest income	$39,075	$37,728	$36,239	$35,596	$36,511	$36,909	$38,722	$39,318
Interest expense	11,287	10,549	9,548	9,506	10,323	11,439	12,380	12,924
Provision for loan losses	(500)	1,500	1,900	1,500	1,500	1,500	1,900	2,400
Net interest income after provision for loan losses	28,288	25,679	24,791	24,590	24,688	23,970	24,442	23,994
Security gains, net	972	1,144	1,708	1,520	4,748	1,099	1,206	1,005
Noninterest income	7,692	6,820	7,473	6,873	6,921	8,158	6,359	6,708
Noninterest expense	15,745	14,898	14,812	14,736	17,789	14,699	13,988	14,182
Income before taxes	21,207	18,745	19,160	18,247	18,568	18,528	18,019	17,525
Applicable income taxes	6,655	5,468	5,588	5,290	5,382	5,251	5,243	4,987
Net income	$14,552	$13,277	$13,572	$12,957	$13,186	$13,277	$12,776	$12,538

Per Share Data
Net income-Diluted	$0.54	$0.50	$0.51	$0.48	$0.49	$0.50	$0.48	$0.47
Dividends declared	0.27	0.27	0.27	0.26	0.26	0.26	0.25	0.25
Book value	13.12	12.77	12.25	12.74	12.48	12.12	12.10	11.56

Average Balance Sheet Totals
Total assets	$3,000,134	$3,002,225	$2,979,134	$2,908,794	$2,854,065	$2,888,415	$2,850,083	$2,823,664
Securities	530,547	555,568	583,192	597,845	616,146	658,505	646,589	636,110
Net loans	2,250,816	2,230,984	2,182,642	2,102,312	2,030,468	2,021,246	1,992,402	1,978,429
Total deposits	2,116,041	2,040,251	1,982,751	1,955,025	1,925,773	1,927,257	1,921,525	1,916,768
Securities sold under repurchase agreements	108,970	152,601	135,218	160,409	129,143	124,360	162,195	169,347
Short-term borrowings	294,366	333,511	365,903	281,460	238,536	194,690	139,124	151,582
Long-term borrowings	86,300	95,618	116,872	116,873	178,490	266,089	252,888	218,414
Total shareholders' equity	347,105	333,545	300,474	341,835	328,821	320,116	316,613	310,165

REPORT OF MANAGEMENT

S&T Bancorp, Inc. and Subsidiaries

S&T Bancorp, Inc. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management's best estimates and judgments.

We, as management of S&T Bancorp, Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results, as well as management's actions taken in discharging responsibilities for accounting, financial reporting, and internal control. Ernst & Young LLP, independent registered public accounting firm, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

REPORT ON MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management assessed the corporation's system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2004, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control - Integrated Framework". Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management's assessment of the Corporation's internal control over financial reporting.

/s/ James C. Miller James C. Miller, Chairman and Chief Executive Officer	/s/ Robert E. Rout Robert E. Rout Senior Executive Vice President, Chief Financial Officer and Secretary

Indiana, Pennsylvania March 2, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

S&T Bancorp, Inc. and Subsidiaries

Audit Committee of the Board of Directors

S&T Bancorp, Inc.

We have audited management's assessment, included in the accompanying Report on Management's Assessment of Internal Control Over Financial Reporting, that S&T Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). S&T Bancorp Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that S&T Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, S&T Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of S&T Bancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 2, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP
Pittsburgh, Pennsylvania
March 2, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

S&T Bancorp, Inc. and Subsidiaries

Shareholders and Board of Directors

S&T Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. and subsidiaries (S&T) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of S&T's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of S&T Bancorp, Inc. and subsidiaries at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of S&T Bancorp, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP
Pittsburgh, Pennsylvania
March 2, 2005

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

Item 9A. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report an evaluation was performed under the supervision and with the participation of S&T's management, including the CEO and CFO, of the effectiveness of the design and operation of S&T's disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based on that evaluation, S&T's management, including the CEO and CFO, concluded that S&T's disclosure controls and procedures were effective. There have been no significant changes in S&T's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Refer to pages 59 and 60.

Item 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2004 that were not filed.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Election of Directors on pages 5 and 6 of the proxy statement of the April 18, 2005, annual meeting of shareholders, is incorporated herein by reference.

Executive Officers
Name	For the Corporation	Officer Since	Number of Shares Beneficially Owned (1)	Age

James C. Miller	Chairman, Chief Executive Officer and Director	1983	179,889	59
Todd D. Brice	President and Director	2003	89,112	42
Robert E. Rout	Senior Executive Vice President, Chief Financial Officer and Secretary	1993	54,627	52
Edward C. Hauck	Senior Executive Vice President	1991	23,847	52
David L. Krieger	Senior Executive Vice President	1984	12,148	61
Thomas E. Kiral	Executive Vice President	2002	15,878	44
J. Jeffrey Smead	Executive Vice President	1992	51,945	53
Gregor T. Young IV	Executive Vice President	2000	38,955	49
David P. Ruddock	Executive Vice President	2004	38,792	43
David G. Antolik	Executive Vice President	2004	6,645	38

(1)
May include shares held by spouse, other family members, as trustee or through a corporation, restricted stock awards and nonstatutory stock options vesting within 60 days of the date of this 10-K Report. The reporting person may disclaim beneficial ownership of such shares.

Section 16(a) of the Exchange Act, requires our directors, executive officers and persons who own more than 10 percent of our outstanding stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. To our knowledge, based solely on our review of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-ten-percent shareholders were complied with during the year ended December 31, 2004, except for the following: Director Grant did not file a Form 4 within two business days. This late filing was inadvertent and the required filing has since been made.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - continued

Code of Ethics

S&T has adopted a code of ethics applicable to our principal executive officer and principal financial officer. The text of this code of ethics may be found on our web site at www.stbank.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

Item 11. EXECUTIVE COMPENSATION

Remuneration of Executive Officers on pages 8, 9 and 10 of the proxy statement for the April 18, 2005, annual meeting of shareholders, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Beneficial Owners of Common Stock on pages 4 and 5 of the proxy statement for the April 18, 2005, annual meeting of shareholders, is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2004 related to the equity compensation plans in effect at that time.
Plan category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders[1]	1,902,897	$ 27.27	768,700
Equity compensation plans not approved by shareholders	0	0	0
Total	1,902,897	$ 27.27	768,700

(1) Awards granted under the S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan (the "1992 Plan") and the 2003 Incentive Stock Plan (the "2003 Plan"). The 1992 Plan expired in 2002 and no further awards may be granted thereunder.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others on pages 11, 12 and 13 of the proxy statement for April 18, 2005, annual meeting with shareholders, is incorporated herein by reference.

Item 14. INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Independent Registered Public Accounting Firm, Fees and Services on page 15 of the proxy statement for the April 18, 2005, annual meeting of shareholders, is incorporated herein by reference.

All services provided by our independent registered public accounting firm in 2004 were pre-approved by the Audit Committee of the Board (the "Committee"). The Committee is required to pre-approve all audit and non-audit services performed by the independent registered public accounting firm to assure that the provision of such services does not impair the independent registered public accounting firm's independence. In addition, any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Committee. The Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Committee at its next scheduled meeting. The Committee does not delegate its responsibilities to pre-approve services in excess of $5,000 performed by the independent registered public accounting firm to management.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report.

Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

(b)	Exhibits
	3.1	Articles of Incorporation of S&T Bancorp, Inc. filed as Exhibit B to Registration Statement (No. 2-83565) on Form S-4 of S&T Bancorp, Inc., dated May 5, 1983, incorporated herein by reference.
	3.2	Amendment to Articles of Incorporation of S&T Bancorp, Inc. filed as Exhibit 3.2 to Form S-4 Registration Statement (No. 33-02600) dated January 15, 1986, incorporated herein by reference.
3.3

Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective May 8, 1989, incorporated herein by reference. Filed as exhibit 3.3 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998.

3.4

Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective July 21, 1995, incorporated herein by reference. Filed as exhibit 3.4 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998.

3.5

Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective June 18, 1998, incorporated herein by reference. Filed as exhibit 3.5 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998.

3.6.

By-laws of S&T Bancorp, Inc., as amended, December 16, 2002, incorporated herein by reference. Filed as Exhibit 3.6 to S&T Bancorp, Inc. Annual Report on Form 10-K for the year ending December 31, 2003.

	10.1	S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 33-48549) dated March 24, 1998, incorporated herein by reference.*
*Management contract or compensatory plan.
	10.2	S&T Bancorp, Inc. 2003 Incentive Stock Plan filed on Form S-8 Registration Statement (No. 333-111557) dated December 24, 2003, incorporated herein by reference.
	21	Subsidiaries of the Registrant, filed herewith.
	23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.
	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or Rule 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or Rule 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
	32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
S&T BANCORP, INC. (Registrant)
/s/ James C. Miller	03/15/05
James C. Miller, Chairman, Chief Executive Officer and Director (Principal Executive Officer)	Date
/s/ Robert E. Rout	03/15/05
Robert E. Rout, Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
	03/15/05	/s/ Frank W. Jones	03/15/05
Thomas A. Brice, Director	Date	Frank W. Jones, Director	Date
/s/ Todd D. Brice	03/15/05	/s/ Joseph A. Kirk	03/15/05
Todd D. Brice, President and Director	Date	Joseph A. Kirk, Director	Date
	03/15/05		03/15/05
James L. Carino, Director	Date	Samuel Levy, Director	Date
	03/15/05	/s/ James C. Miller	03/15/05
John J. Delaney, Director	Date	James C. Miller, Chairman, Chief Executive Officer and Director	Date
/s/ Michael J. Donnelly	03/15/05		03/15/05
Michael J. Donnelly, Director	Date	Christine J. Olson, Director	Date
	03/15/05	/s/ Alan Papernick	03/15/05
William J. Gatti, Director	Date	Alan Papernick, Director	Date
/s/ Ruth M. Grant	03/15/05	/s/ Myles D. Sampson	03/15/05
Ruth M. Grant, Director	Date	Myles D. Sampson, Director	Date
/s/ Jeffrey D. Grube	03/15/05		03/15/05
Jeffrey D. Grube, Director	Date	Charles A. Spadafora, Director	Date