Form 10-Q
period 2005-03-31
S&T BANCORP INC
filed 2005-05-10
CIK 719220

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2005
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To
Commission file number	0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	25-1434426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(zip code)
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
                                                                                                                                                     Yes  X          No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $2.50 Par Value - 26,584,229 shares as of April 15, 2005

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2005 (unaudited)	December 31, 2004 (Note A)
	(dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$45,601	$47,328
Securities:
Available for sale	522,366	517,906
Held to maturity (market value $265 at March 31, 2005 and $267 at December 31, 2004)	265	265
Total Securities	522,631	518,171
Loans, net of allowance for loan losses of $34,339 at March 31, 2005 and $34,262 at December 31, 2004	2,284,361	2,253,089
Premises and equipment, net	25,896	25,491
Goodwill	48,036	48,021
Other intangibles, net	5,428	5,181
Bank owned life insurance	32,330	32,077
Other assets	63,598	59,676
TOTAL ASSETS	$3,027,881	$2,989,034
LIABILITIES
Deposits:
Noninterest-bearing	$404,557	$415,812
Interest-bearing	1,764,375	1,760,451
Total Deposits	2,168,932	2,176,263
Securities sold under repurchase agreements and federal funds purchased	109,846	98,384
Short-term borrowings	290,000	225,000
Long-term borrowings	61,115	86,325
Other liabilities	50,709	53,933
TOTAL LIABILITIES	2,680,602	2,639,905
SHAREHOLDERS' EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value)
Authorized - 50,000,000 shares at March 31, 2005 and December 31, 2004
Issued - 29,714,038 shares at March 31, 2005 and December 31, 2004	74,285	74,285
Additional paid-in capital	24,741	24,079
Retained earnings	304,048	297,690
Accumulated other comprehensive income	14,020	20,875
Treasury stock (3,130,009 shares at March 31, 2005 and 3,113,643 shares at December 31, 2004)	(69,815)	(67,800)
TOTAL SHAREHOLDERS' EQUITY	347,279	349,129
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,027,881	$2,989,034

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)	Three Months Ended March 31,
	2005	2004
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$34,251	$29,828
Investment securities:
Taxable	4,097	4,706
Tax-exempt	575	525
Dividends	543	537
Total Interest Income	39,466	35,596
INTEREST EXPENSE
Deposits	9,024	7,272
Securities sold under repurchase agreements and federal funds purchased	476	480
Short-term borrowings	1,732	748
Long-term borrowings	916	1,006
Total Interest Expense	12,148	9,506
NET INTEREST INCOME	27,318	26,090
Provision for loan losses	800	1,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,518	24,590
NONINTEREST INCOME
Security gains, net	1,668	1,520
Service charges on deposit accounts	2,181	2,232
Wealth management fees	1,643	1,517
Letter of credit fees	575	486
Insurance	1,403	1,076
Mortgage banking	236	265
Other	1,380	1,297
Total Noninterest Income	9,086	8,393
NONINTEREST EXPENSE
Salaries and employee benefits	8,798	8,292
Occupancy, net	1,312	1,091
Furniture and equipment	978	629
Other taxes	666	632
Data processing	1,035	999
Marketing	576	557
Amortization of intangibles	91	87
FDIC assessment	74	73
Other	2,543	2,377
Total Noninterest Expense	16,073	14,737
INCOME BEFORE INCOME TAXES	19,531	18,246
Income taxes	5,711	5,290
NET INCOME	$13,820	$12,956
PER COMMON SHARE
Net Income - Basic	$0.52	$0.49
Net Income - Diluted	0.51	0.48
Dividends	0.28	0.26
Average Common Shares Outstanding - Basic	26,636	26,687
Average Common Shares Outstanding - Diluted	26,951	26,951

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
(dollars in thousands, except share and per share data)
Balance at January 1, 2004		$74,285	$21,939	$271,699	$27,185	$(62,390)
Net income for three months ended March 31, 2004	$12,956			12,956
Other comprehensive income, net of tax expense of $666: Unrealized gains on securities of $2,890 net of reclassification adjustment for gains included in net income of $988	1,902				1,902
Comprehensive Income	$14,858
Cash dividends declared ($0.26 per share)				(6,963)
Treasury stock acquired (110,000 shares)						(3,292)
Treasury stock issued for stock options exercised (76,988 shares)			(141)			1,570
Recognition of restricted stock compensation expense			63
Tax benefit from nonstatutory stock options exercised			282
Balance at March 31, 2004		$74,285	$22,143	$277,692	$29,087	$(64,112)

Balance at January 1, 2005		$74,285	$24,079	$297,690	$20,875	$(67,800)
Net income for three months ended March 31, 2005	$13,820			13,820
Other comprehensive income, net of tax expense of $2,399:Unrealized losses on securities of ($5,771) net of reclassification adjustment for gains included in net income of $1,084	(6,855)				(6,855)
Comprehensive Income	$6,965
Cash dividends declared ($0.28 per share)				(7,462)
Treasury stock acquired (115,000 shares)						(4,165)
Treasury stock issued for stock options exercised (98,634 shares)			143			2,150
Recognition of restricted stock compensation expense			34
Tax benefit from nonstatutory stock options exercised			485
Balance at March 31, 2005		$74,285	$24,741	$304,048	$14,020	($69,815)
See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
Operating Activities
Net Income	$13,820	$12,956
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	1,500
Provision for depreciation and amortization	887	680
Net amortization of investment security premiums	323	675
Security gains, net	(1,668)	(1,520)
Deferred income taxes	(283)	30
Tax benefit from nonstatutory stock options exercised	485	282
Mortgage loans originated for sale	(9,649)	(8,553)
Proceeds from the sale of loans	9,816	8,722
Decrease in interest receivable	83	339
(Decrease) increase in interest payable	(55)	217
(Increase) decrease in other assets	(4,347)	199
Increase in other liabilities	381	2,060
Net Cash Provided by Operating Activities	10,593	17,587
Investing Activities
Net increase of interest-earning deposits with banks	(4)	-
Proceeds from maturities of securities available for sale	23,172	24,236
Proceeds from sales of securities available for sale	1,447	1,814
Purchases of securities available for sale	(38,363)	(4,083)
Net increase in loans	(32,239)	(83,800)
Purchases of premises and equipment	(1,201)	(891)
Net Cash Used in Investing Activities	(47,188)	(62,724)
Financing Activities
Net decrease in demand, NOW, MMI and savings deposits	(2,841)	(9,320)
Net (decrease) increase in certificates of deposit	(4,490)	24,398
Net increase in short-term borrowings	52,800	37,600
Net increase (decrease) in repurchase agreements	23,662	(6,620)
Proceeds from long-term borrowings	3,100	-
Repayments of long-term borrowings	(28,310)	-
Net treasury stock activity	(1,872)	(1,863)
Cash dividends paid to shareholders	(7,181)	(6,930)
Net Cash Provided by Financing Activities	34,868	37,265
Decrease in Cash and Cash Equivalents	(1,727)	(7,872)
Cash and Cash Equivalents at Beginning of Period	47,328	52,361
Cash and Cash Equivalents at End of Period	$45,601	$44,489

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The condensed consolidated balance sheet as of December 31, 2004, has been extracted from the audited financial statements included in S&T's 2004 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2004.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in computing diluted earnings per share.

NOTE B - STOCK-BASED COMPENSATION

S&T accounts for stock options using the intrinsic value method. The following proforma information regarding net income and earnings per share assumes stock options had been accounted for under the fair value method and the estimated fair value of the options was amortized to expense over the vesting period. Compensation expense, net of related tax, of $437,000 and $247,000 for the three months ended March 31, 2005 and 2004, respectively, is included in the proforma net income as reported below.
	Three months ended March 31,
	2005	2004
(dollars in thousands, except per share data)
Proforma net income	$13,383	$12,709
Proforma earnings per share - Basic	$0.50	$0.48
Proforma earnings per share - Diluted	$0.50	$0.47

The fair value was estimated at the grant dates using a Black-Scholes option pricing model with the following assumptions at March 31, 2005 and March 31, 2004, respectively: risk-free interest rates of 3.61% and 3.27%; a dividend yield of 2.90% and 3.30%; volatility of the expected market price of S&T's common stock of .257 and .266; and a weighted-average expected life of five years.

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

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board ("FASB") Statement No. 123R, "Share Based Payment," require all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value. The provisions of this statement have been delayed and will be effective January 1, 2006 for all equity awards granted after the effective date. Retroactive application of the requirements of Statement No. 123 (not Statement No. 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of Statement No. 123R is encouraged. S&T will apply Statement No. 123R beginning January 1, 2006 in its consolidated financial statements for the quarter ending March 31, 2006 using a modified version of prospective application. Statement No. 123R requires an entity to recognize expense ratably in the income statement based on the estimated fair value of all outstanding awards that are not fully vested based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. S&T recognizes forfeitures as they occur.

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - GOODWILL AND OTHER INTANGIBLES

S&T's balance sheet includes both tangible assets (such as loans, buildings, and investments) and intangible assets (such as goodwill and core deposit intangibles). Goodwill is annually reviewed for impairment. Other intangibles are comprised of core deposit intangibles and other mortgage servicing assets, which are also reviewed for impairment on a periodic basis.

NOTE E - EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T's defined benefit plan:
	Three months ended March 31,
	2005	2004
	(dollars in thousands)
Service cost - benefits earned during the period	$429	$378
Interest cost on projected benefit obligation	634	572
Expected return on plan assets	(864)	(746)
Net amortization and deferral	4	5
Net Periodic Pension Expense	$203	$209

S&T previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $2.0 million to its pension plan in 2005. As of March 31, 2005, $2.0 million of contributions have been made. No further contributions are expected to be made during 2005.

NOTE F - SECURITIES

The amortized cost and estimated fair value of securities are as follows:
March 31, 2005	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$225,357	$1,252	$(2,544)	$224,065
Collateralized mortgage obligations of U.S. government corporations and agencies	66,038	50	(331)	65,757
Mortgage-backed securities	46,349	144	(746)	45,747
U.S. treasury securities	5,053	92	-	5,145
Obligations of state and political subdivisions	74,299	168	(727)	73,740
Corporate securities	15,208	121	-	15,329
Debt securities available for sale	432,304	1,827	(4,348)	429,783
Marketable equity securities	46,757	23,916	(310)	70,363
Other securities	22,220	-	-	22,220
Total	$501,281	$25,743	$(4,658)	$522,366

March 31, 2005	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of states and political subdivisions	$265	-	-	$265
Total	$265	-	-	$265

S&T BANCORP INC. AND SUBSIDIARIES
NOTE F - SECURITIES - continued

December 31, 2004	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$234,706	$3,107	$(299)	$237,514
Collateralized mortgage obligations of U.S. government corporations and agencies	46,126	402	-	46,528
Mortgage-backed securities	48,197	436	(260)	48,373
U.S. treasury securities	5,089	159	-	5,248
Obligations of state and political subdivisions	70,968	539	(309)	71,198
Corporate securities	16,222	271	-	16,493
Debt securities available for sale	421,308	4,914	(868)	425,354
Marketable equity securities	46,888	27,845	(178)	74,555
Other securities	17,997	-	-	17,997
Total	$486,193	$32,759	$(1,046)	$517,906

December 31, 2004	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of states and political subdivisions	$265	$2	-	$267
Total	$265	$2	-	$267

S&T does not believe any individual unrealized loss as of March 31, 2005 and December 31, 2004 represent an other-than-temporary impairment. The unrealized losses on debt securities are primarily attributable to changes in interest rates. S&T has both the intent and the ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

The following table presents the age of gross unrealized losses and fair value by investment category:

March 31, 2005	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$ 157,921	$ (2,306)	$ 4,798	$ (238)	$ 162,719	$(2,544)
Collateralized mortgage obligations of U.S. government corporations and agencies	55,902	(331)			55,902	(331)
Mortgage-backed securities	33,893	(746)	-	-	33,893	(746)
Obligations of states and political subdivisions	49,615	(612)	2,908	(115)	52,523	(727)
Debt securities available for sale	297,331	(3,995)	7,706	(353)	305,037	(4,348)
Marketable equity securities	965	(127)	2,926	(183)	3,891	(310)
Total	$ 298,296	$ (4,122)	$ 10,632	$ (536)	$ 308,928	$ (4,658)

S&T BANCORP INC. AND SUBSIDIARIES
NOTE F - SECURITIES - continued
December 31, 2004	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$ 34,309	$ (150)	$ 4,889	$ (149)	$ 39,198	$(299)
Mortgage-backed securities	17,147	(260)	-	-	17,147	(260)
Obligations of states and political subdivisions	19,596	(275)	1,076	(34)	20,672	(309)
Debt securities available for sale	71,052	(685)	5,965	(183)	77,017	(868)
Marketable equity securities	51	(2)	2,239	(176)	2,290	(178)
Total	$ 71,103	$ (687)	$ 8,204	$ (359)	$ 79,307	$ (1,046)

The amortized cost and estimated fair value of debt securities at March 31, 2005, by expected maturity, are set forth below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based upon the current estimated prepayment rates. The mortgage-backed securities may mature earlier or later than their weighted-average estimated maturities because of principal prepayments.
Available for Sale	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$54,184	$54,421
Due after one year through five years	260,985	259,774
Due after five years through ten years	111,852	110,377
Due after ten years	5,283	5,211
Total	$432,304	$429,783

Held to Maturity	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$265	$265
Total	$265	$265

At March 31, 2005 and December 31, 2004, investment securities with a principal amount of $270,582,000 and $294,745,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTE G - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:
	March 31, 2005	December 31, 2004
	(dollars in thousands)
Real estate - construction	$277,116	$274,783
Real estate - mortgages:
Residential	472,837	487,445
Commercial	889,501	854,299
Commercial and industrial	610,520	601,633
Consumer installment	68,726	69,191
Gross Loans	$2,318,700	$2,287,351
Allowance for loan losses	(34,339)	(34,262)
Total Loans	$2,284,361	$2,253,089

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - LOANS AND ALLOWANCE FOR LOAN LOSSES - continued

Changes in the allowance for loan losses for the three months ended March 31, were as follows:
	2005	2004
	(dollars in thousands)
Balance at beginning of period	$34,262	$31,478
Charge-offs	(1,745)	(553)
Recoveries	1,022	233
Net charge-offs	(723)	(320)
Provision for loan losses	800	1,500
Balance at end of period	$34,339	$32,658

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2005 and December 31, 2004.
	March 31, 2005	December 31, 2004
	(dollars in thousands)
Recorded investment in loans considered to be impaired	$10,161	$10,458
Loans considered to be impaired that were on a nonaccrual basis	2,315	2,138
Allowance for loan losses related to loans considered to be impaired	5,093	5,712
Average recorded investment in impaired loans	10,309	13,762
Year-to-date interest income per contractual terms on impaired loans	159	684
Year-to-date interest income on impaired loans recognized on a cash basis	80	571

NOTE H - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $567,100,000, unfunded other loan commitments totaled $139,418,000 and obligations under standby letters of credit totaled $207,579,000 at March 31, 2005.

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

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is presented so that shareholders may review in further detail the financial condition and results of operations of S&T Bancorp, Inc. and subsidiaries ("S&T"). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the other financial data presented elsewhere in this report.

Business Summary

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania with assets of $3.0 billion at March 31, 2005. S&T provides a full range of financial services through a branch network of 51 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate trust services and other fiduciary services.

Financial Condition

Total assets averaged $3.0 billion in the first three months of 2005. Average loans increased $69.4 million and average securities and federal funds sold decreased $48.8 million in the first three months of 2005 compared to the 2004 full year average. Average deposits increased $133.3 million and average borrowings decreased $124.0 million during the three months ended March 31, 2005 as compared to the 2004 full year average.

Lending Activity

Average loans increased $69.4 million to $2.3 billion during the quarter ended March 31, 2005 compared to the 2004 full year average. The increase is primarily attributable to $82.3 million of loan growth within the commercial loan category, offset by a $12.9 million decrease in consumer loan balances due to paydowns and sales into the secondary mortgage market. Changes in the composition of the average loan portfolio during the first three months of 2005 included increases of $25.1 million of commercial loans and $57.2 million of commercial real estate loans, offset by decreases of $10.3 million of residential mortgages and $2.6 million of installment loans.

Real estate construction and commercial loans, including mortgage and industrial, comprised 76 percent of the average loan portfolio for the three months ended March 31, 2005 compared to 75 percent at December 31, 2004. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by limiting concentrations and a rigorous underwriting review by loan administration. Variable-rate commercial loans were 57 percent of the commercial loan portfolio at March 31, 2005 and December 31, 2004.

Residential mortgage loans comprised 21 percent of the average loan portfolio for the three months ended March 31, 2005 as compared to 22 percent for the 2004 full year average. Residential mortgage lending continued to be a strategic focus for the first quarter of 2005 through our centralized mortgage origination department, product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and private mortgage insurance for loans with less than a 20 percent down payment. At March 31, 2005, 14 percent of the residential mortgage portfolio consisted of adjustable rate mortgages with repricing terms of one, three and five years as compared to 15 percent at December 31, 2004.

S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first three months of 2005, S&T sold $9.8 million of 1-4 family mortgages to Fannie Mae compared to $8.7 million during the first three months of 2004. S&T will continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Consumer installment loans comprised 3 percent of the average loan portfolio for the three months ended March 31, 2005 and for the 2004 full year average. Installment loan decreases were primarily the result of significantly lower origination volumes. The average balance of consumer installment loans for the three months ended March 31, 2005 was $69.3 million compared to $71.9 million for the 2004 full year average.

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

The loan to value policy guideline is 80 percent for residential first lien mortgages. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes secured with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of loan to value. S&T offers a variety of unsecured and secured installment loan and credit card products. However, the majority of the consumer loan portfolio is automobile loans. Loan to value guidelines for direct loans are 90 -100 percent of invoice for new automobiles and 80-90 percent of National Automobile Dealer Association (NADA) value for used automobiles.

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

Securities Activity

Average securities and federal funds sold decreased by $48.8 million in the first three months of 2005 compared to the 2004 full year average. The decrease in securities is partially attributable to an S&T Asset Liability Committee ("ALCO") strategy to reduce balances in both securities and borrowings to mitigate the interest rate risk of a flattening yield curve. The average decrease was comprised of $59.5 million in U.S. government agency securities, $2.5 million of states and political subdivisions, $2.7 million of Federal Home Loan Bank ("FHLB") stock, $0.1 million of U.S. treasury securities and $1.0 million of federal funds sold. Offsetting these decreases were average increases of $8.8 million of mortgage-backed securities, $4.6 million of other securities and $3.6 million of corporate stocks. At March 31, 2005, the equity securities portfolio had net unrealized gains of $23.6 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to changes in market value. Other securities are comprised primarily of FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate securities and marketable equity securities as available for sale. One municipal security is classified as held to maturity. On a quarterly basis, management evaluates the security portfolios for other than temporary declines in fair value. At March 31, 2005 unrealized gains, net of unrealized losses, for securities classified as available for sale were $21.1 million. Unrealized losses primarily related to S&T's debt securities portfolio and totaled $4.3 million at March 31, 2005. S&T has the intent and ability to hold these debt securities until maturity or until fair value recovers above cost.

Allowance for Loan Losses

The balance in the allowance for loan losses was $34.3 million or 1.48 percent of total loans at March 31, 2005 as compared to $34.3 million or 1.50 percent of total loans at December 31, 2004.

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

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

Amounts are added to the allowance for loan losses through a charge to current earnings through the provision for loan losses, based upon management's assessment of the adequacy of the allowance for loan losses for probable loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical charge-off rates for all loan categories, fluctuations and trends in various risk factors. Factors to consider are the level of S&T's historical charge-offs that have occurred within the credits economic life cycle. Management also assesses qualitative factors such as portfolio credit trends, unemployment trends, vacancy trends, peer loss trends, loan growth and variable interest rate factors.

Significant to this analysis and assessment is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to our continuing growth, many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the allowance for loan losses. During the first three months of 2005, the risk rating profile of the portfolio remained relatively stable. Management believes its quantitative and qualitative analysis and risk-rating process is sufficient and enables it to conclude that the total allowance for loan losses is adequate to absorb probable loan losses.

Net loan charge-offs totaled $0.7 million in the first three months of 2005 compared to $0.3 million in the first three months of 2004. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at March 31, 2005 was $7.3 million or 0.32 percent of total loans. This compares to nonperforming loans of $6.3 million or 0.28 percent of total loans at December 31, 2004. Included in this quarter's net charge-off activity is a $0.6 million recovery for proceeds received from a United States Department of Agriculture guarantee during the quarter on a previously charged-off hotel loan. No additional exposure remains for this credit. The most significant charge-off for the quarter was $1.1 million for a manufacturing company that entered into bankruptcy protection and was previously considered in the analysis for adequacy of the allowance for loan losses. $1.1 million of credit exposure remains for this relationship, but management believes the future cash flows and collateral values will be sufficient to recover this credit exposure. The provision for loan losses was $0.8 million for the first quarter of 2005, as compared to $1.5 million for the same period last year.

Deposits

Average total deposits increased by $133.3 million, or 7 percent, during the three months ended March 31, 2005 as compared to the 2004 full year average. Changes in the average deposit mix include increases of $180.6 million in savings accounts, $11.7 million in demand deposits, $1.3 million in NOW accounts and $1.8 million in certificate of deposits. Offsetting these increases is a decrease of $62.1 million in money market accounts. The increase in savings accounts is primarily attributable to the success of the Green Plan savings account, which has grown to $240.9 million since its introduction in August 2004. The Green Plan account is indexed to the Federal Reserve fed funds rate and compliments S&T's asset sensitive balance sheet and growing portfolio of variable rate loans very well from an asset/liability management perspective. Deposit growth has been an important strategic initiative for S&T, through the expansion of retail facilities, promotions and new products. Other important strategies include providing cash management services to commercial customers to increase transaction related deposits, and delivery services such as electronic banking.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Time deposits of $100,000 and over were 9 percent of total deposits at March 31, 2005 and December 31, 2004, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, S&T believes it has the ability to access both public and private capital markets to raise long-term funding if necessary. Periodically, S&T enters into brokered certificates of deposits with outside brokerage firms.

Borrowings

Average borrowings decreased $124.0 million for the first three months ended March 31, 2005 compared to the 2004 full year average as a result of increased deposit growth and lower levels of investment securities. Borrowings were comprised of retail repurchase agreements ("REPOs"), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings. S&T defines repurchase agreements with its local retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

The average balance in retail REPOs decreased approximately $6.1 million for the first three months of 2005 compared to the 2004 full year average. S&T views retail REPOs as a relatively stable source of funds because most of these accounts are with local long-term customers. Average federal funds purchased increased by $0.8 million and average wholesale REPOs and FHLB advances decreased by $93.7 million for the first three months of 2005 compared to the full year 2004 average.

Average long-term borrowings have decreased by $24.7 million in the first three months of 2005 as compared to the full year 2004 average. S&T had average long-term borrowings outstanding of $79.2 million during the three months ended March 31, 2005. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, and to take advantage of lower cost funds through the FHLB's Community Investment Program.

Capital Resources

Shareholders' equity decreased $1.9 million at March 31, 2005, compared to December 31, 2004. Net income was $13.8 million and dividends paid to shareholders were $7.2 million for the three months ended March 31, 2005. Also affecting capital is a decrease of $6.9 million in unrealized gains on securities available for sale, stock buybacks of 115,000 shares during the first three months of 2005 at an average cost of $36.21 per share and the issuance of 98,634 shares through the exercise of employee and director stock options.

S&T paid 52 percent of net income in dividends, equating to a projected annual dividend yield of approximately 3 percent utilizing the March 31, 2005 closing market price of $35.40. The book value of S&T's common stock decreased from $13.12 at December 31, 2004 to $13.06 at March 31, 2005. The market price of S&T's common stock was $35.40 per share at March 31, 2005, compared to $37.69 per share at December 31, 2004.

S&T continues to maintain a strong capital position with a leverage ratio of 9.7 percent as compared to the minimum regulatory guideline of 3.0 percent. S&T's risk-based capital Tier I and Total ratios were 10.9 percent and 12.5 percent, respectively, at March 31, 2005. These ratios place S&T above the Federal Reserve Board's risk-based capital guidelines of 4.0 percent and 8.0 percent for Tier I and Total, respectively.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission ("SEC") for the issuance of up to $150.0 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T can use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2005, S&T had not utilized the shelf registration statement.

EXPLANATION OF USE OF NON-GAAP FINANCIAL MEASURES

In addition to the results of operations presented in accordance with generally accepted accounting principles ("GAAP"), S&T management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully tax-equivalent basis and operating revenue. S&T believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and our business and performance that these non-GAAP financial measures enhance investors' understanding of S&T's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

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

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared to
three months ended March 31, 2004

Net Income

Net income was $13.8 million or $0.51 diluted earnings per share for the first three months of 2005 as compared to $13.0 million or $0.48 diluted earnings per share for the same period of 2004. The increase during the first three months of 2005 was primarily the result of increases in net interest income, higher security gains and lower loan loss provision, offset by an increase in noninterest expense.

Net Interest Income

Net interest income on a fully taxable equivalent basis increased $1.3 million or 5 percent for the first three months of 2005 as compared to the same period of 2004. The net interest margin on a fully taxable equivalent basis was 4.08 percent in the first three months of 2005 as compared to the 3.98 percent in the same period of 2004. The increase in net interest margin is primarily attributable to the effect of higher short-term interest rates on an asset sensitive balance sheet, growth in core deposits and reduced balance sheet leveraging activities using borrowed funds to purchase investment securities. Tax-exempt income on a fully-taxable equivalent basis using the statutory corporate income tax rate of 35 percent was $1.0 million for the three months ended March 31, 2005 and $0.9 million for the same period of 2004.

For the first three months of 2005 average loans increased $160.2 million, and average securities and federal funds sold decreased $78.7 million as compared to the same period of 2004. The yields on average securities increased by 27 basis points from the comparable period in 2004 and the yield on average loans increased by 43 basis points.

For the first three months of 2005 balances of average interest-bearing deposits increased by $168.3 million as compared to the same period of 2004. The cost of deposits totaled 2.09 percent, an increase of 24 basis points from the comparable period in 2004 due to increased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds increased 129 basis points to 2.89 percent.

	Three Months Ended March 31,
	2005			2004
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans (1)	$2,294.7	$34.7	6.13%	$2,134.5	$30.3	5.70%
Securities/Other (1)	519.1	5.7	4.48%	597.8	6.2	4.21%
Total interest-earning assets	2,813.8	40.4	5.83%	2,732.3	36.5	5.38%
Noninterest-earning assets	184.4			176.5
TOTAL	$2,998.2			$2,908.8
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW/money market/savings	$894.2	$2.4	1.09%	$755.7	$1.0	0.51%
Time deposits	859.4	6.6	3.12%	829.6	6.3	3.06%
Borrowed funds < 1 year	358.7	2.2	2.50%	441.9	1.2	1.11%
Borrowed funds > 1 year	79.2	0.9	4.69%	116.9	1.0	3.46%
Total interest-bearing liabilities	2,191.5	12.1	2.25%	2,144.1	9.5	1.78%
Noninterest-bearing liabilities:
Demand deposits	403.6			369.7
Shareholders' equity/Other	403.1			395.0
TOTAL	$2,998.2			$2,908.8
Net yield on interest-earning assets			4.08%			3.98%

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS
	For the Three and Twelve Months Ended
	March 31, 2005			December 31, 2004
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans (1)	$2,294.7	$34.7	6.13%	$2,225.3	$128.1	5.76%
Securities/Other (1)	519.1	5.7	4.48%	567.9	24.2	4.27%
Total interest-earning assets	2,813.8	40.4	5.83%	2,793.2	152.3	5.45%
Noninterest-earning assets	184.4			179.5
TOTAL	$2,998.2			$2,972.7
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW/money market/savings	$894.2	$2.4	1.09%	$774.4	$4.8	0.61%
Time deposits	859.4	6.6	3.12%	857.6	25.9	3.02%
Borrowed funds < 1 year	358.7	2.2	2.50%	458.0	6.2	1.36%
Borrowed funds > 1 year	79.2	0.9	4.69%	103.9	4.0	3.87%
Total interest-bearing liabilities	2,191.5	12.1	2.25%	2,193.9	40.9	1.86%
Noninterest-bearing liabilities:
Demand deposits	403.6			391.9
Shareholders' equity/Other	403.1			386.9
TOTAL	$2,998.2			$2,972.7
Net yield on interest-earning assets			4.08%			3.99%

(1)The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Positively affecting net interest income was a $34.1 million increase in average net free funds in the first three months of 2005 as compared to the same period of 2004. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders' equity over nonearning assets.

Maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to S&T's financial performance because net interest income comprised 79 percent of operating revenue for the first three months of 2005. A variety of asset/liability management strategies were successfully implemented within prescribed Asset/Liability Committee risk parameters that enabled S&T to maintain a net interest margin reasonably consistent with historical levels during a volatile interest rate environment. The level and mix of funds are monitored by the Asset/Liability Committee in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

Provision for Loan Losses

The provision for loan losses was $0.8 million for the first three months of 2005 and $1.5 million for the same period of 2004. The provision is the result of management's assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes in the provision and allowance for loan losses are directionally consistent with changes in credit quality and other risk factors.

Credit quality is the most important factor in determining the amount of the allowance and the resulting provision. Also affecting the amount of the allowance, and resulting provision is loan growth and portfolio composition. Most of the loan growth during the first quarter of 2005 and 2004 is attributable to larger-sized commercial loans. Net charged-off loans were $0.7 million and $0.3 million for the first three months of 2005 and 2004, respectively. Nonperforming loans to total loans was 0.32 percent at March 31, 2005 compared to 0.57 percent at March 31, 2004. Included in this quarter's net charge-off activity is a $0.6 million recovery for proceeds received from a United States Department of Agriculture guarantee on a previously charged-off hotel loan. No additional exposure remains for this credit. The most significant charge-off for the quarter was $1.1 million for a manufacturing company that entered into bankruptcy protection and was previously considered in the analysis for adequacy of the allowance for loan losses. $1.1 million of credit exposure remains for this relationship, but management believes the future cash flows and collateral values will be sufficient to recover this credit exposure. Also affecting the amount of provision expense is the amount and types of loan growth and the portfolio composition.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income, excluding investment security gains, increased $0.5 million to $7.4 million for the three month period ended March 31, 2005, as compared to the same period of 2004. Traditional fees from deposit services, insurance and wealth management increased $0.4 million or 8 percent for the first three months of 2005 compared to 2004. Wealth management activities increased $0.1 million or 8 percent as a result of new business and general market improvements. The increase of $0.3 million or 30 percent in insurance is primarily attributable to stronger overall sales volume and the acquisition of Bennett Associates Inc. and Cowher-Nehrig & Company during the first quarter of 2005.

S&T recognized $1.7 million of gains on available for sale equity securities in the first three months of 2005 as compared to $1.5 million in the same period of 2004. The increase is primarily the result of a $0.6 million gain recognized from the fair market value adjustment on a bank equity holding as a result of a merger. Unrealized gains, net of unrealized losses, in the available for sale equity portfolio totaled $23.6 million at March 31, 2005, compared to $27.8 million at March 31, 2004.

Noninterest Expense

Noninterest expense increased by $1.3 million or 9 percent during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Staff expense increased $0.5 million or 6 percent primarily attributable to the effects of year-end merit increased, higher medical plan costs and increased staffing levels to implement new strategic initiatives and retail facilities. Average full-time equivalent staff was 779 at March 31, 2005 and 764 at March 31, 2004. Occupancy, furniture and equipment expense increased $0.6 million during the quarter as a result of several facility restructurings and additions which included the loss on the sale of an obsolete branch building, the donation of another branch to a local municipality, the write-off of leasehold improvements in a vacated leased office and the addition of five new branches. In addition, S&T recently renegotiated a shorter lease term for existing headquarter facilities in anticipation of the construction of a new building targeted for completion in the third quarter of 2006.

S&T's efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 45 percent for the three months ended March 31, 2005 as compared to 43 percent for the three months ended March 31, 2004.

Federal Income Taxes

Federal income tax expense increased $0.4 million for the three months ended March 31, 2005 as compared to the same period of 2004. The effective tax rate for the first three months of 2005 and 2004 was 29 percent, which is below the 35 percent statutory rate due primarily to benefits resulting from tax-exempt interest, excludable dividend income, low income housing tax credits and the defined contribution retirement plan dividend deduction.

Critical Accounting Policies and Judgements

S&T's consolidated financial statements are prepared based upon the application of certain critical accounting policies affecting accounts such as: investment securities, allowance for loan losses and goodwill and other intangibles. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect S&T's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on S&T's future financial condition and results of operations. S&T's critical accounting policies are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in S&T's Annual Report on Form 10-K, filed with the SEC on March 15, 2005. There have been no material changes in S&T's critical accounting policies since December 31, 2004.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains or incorporates statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as "will likely result," "may," "are expected to," "is anticipated," "estimate," "forecast," "projected," "intends to" or other similar words. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to those described in this Form 10-Q or the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 3.

Quantitative and qualitative disclosures about market risk are presented at December 31, 2004 in Item 7A of S&T's Annual Report on Form 10-K, filed with the SEC on March 15, 2005. Management believes that there have been no material changes in S&T's market risk since December 31, 2004.

CONTROLS AND PROCEDURES
Item 4.

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of S&T's disclosure controls and procedures as defined in Securities and Exchange Act, as amended, Rule 13a-15(e) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that S&T's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, S&T's internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings.
Not Applicable
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. The following information describes the activity that has taken place during 2005 with respect to S&T's share repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares that can be Purchased Under the Plan
January 01, 2005 - March 31, 2005(1)(2)(3)	115,000	$36.21	115,000
Total	115,000	$36.21	115,000	1,000,000

(1)   The plan was announced on December 20, 2004.
(2)   The plan was approved by the S&T Board of Directors for the repurchase of up to 1,000,000 shares.
(3)   The expiration date of the plan is December 31, 2005

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
S&T Bancorp, Inc.
(Registrant)
Date: May 10, 2005	/s/ Robert E. Rout
Robert E. Rout Senior Executive Vice President, Chief Financial Officer and Secretary