Form 10-Q
period 2005-06-30
S&T BANCORP INC
filed 2005-08-04
CIK 719220

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2005
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To
Commission file number	0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	25-1434426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(zip code)
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
Common Stock, $2.50 Par Value - 26,289,745 shares as of July 25, 2005

INDEX S&T BANCORP, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements

             Condensed consolidated balance sheets - June 30, 2005 and December 31, 2004

             Condensed consolidated statements of income - Three and six months ended June 30, 2005 and 2004

             Condensed consolidated statements of changes in shareholders' equity -Six months ended June 30, 2005 and 2004

             Condensed consolidated statements of cash flows - Six months ended June 30, 2005 and 2004

             Notes to condensed consolidated financial statements

3 4 5 6 7-11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Item 3. Quantitative and Qualitative Disclosures about Market Risk Item 4. Controls and Procedures	12-22 23 23
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits	24
SIGNATURES	25

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2005 (unaudited)	December 31, 2004 (audited)
	(dollars in thousands, except share and per share data)
ASSETS
Cash and due from banks	$51,524	$47,328
Securities:
Available for sale	509,985	517,906
Held to maturity (market value $0 at June 30, 2005 and $267 at December 31, 2004)	-	265
Total Securities	509,985	518,171
Loans, net of allowance for loan losses of $33,525 at June 30, 2005 and $34,262 at December 31, 2004	2,357,072	2,253,089
Premises and equipment, net	26,287	25,491
Goodwill	48,580	48,021
Other intangibles, net	5,456	5,181
Bank owned life insurance	32,585	32,077
Other assets	63,688	59,676
TOTAL ASSETS	$3,095,177	$2,989,034
LIABILITIES
Deposits:
Noninterest-bearing demand	$409,721	$415,812
Interest-bearing demand	161,137	175,447
Money market	280,228	332,009
Savings	481,558	388,939
Time deposits	875,560	864,056
Total Deposits	2,208,204	2,176,263
Securities sold under repurchase agreements and federal funds purchased	145,362	98,384
Short-term borrowings	265,000	225,000
Long-term borrowings	81,080	86,325
Other liabilities	52,679	53,933
TOTAL LIABILITIES	2,752,325	2,639,905
SHAREHOLDERS' EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value)
Authorized - 50,000,000 shares at June 30, 2005 and December 31, 2004
Issued - 29,714,038 shares at June 30, 2005 and December 31, 2004	74,285	74,285
Additional paid-in capital	24,889	24,079
Retained earnings	312,221	297,690
Accumulated other comprehensive income	14,795	20,875
Treasury stock (3,513,509 shares at June 30, 2005 and 3,113,643 shares at December 31, 2004)	(83,338)	(67,800)
TOTAL SHAREHOLDERS' EQUITY	342,852	349,129
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,095,177	$2,989,034

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$36,862	$30,553	$71,114	$60,381
Investment securities:
Taxable	4,126	4,622	8,222	9,328
Tax-exempt	605	533	1,181	1,058
Dividends	551	527	1,094	1,064
Total Interest Income	42,144	36,235	81,611	71,831
INTEREST EXPENSE
Deposits	10,020	7,134	19,044	14,406
Securities sold under repurchase agreements and federal funds purchased	840	387	1,316	867
Short-term borrowings	2,187	997	3,919	1,745
Long-term borrowings	733	1,024	1,649	2,030
Total Interest Expense	13,780	9,542	25,928	19,048
NET INTEREST INCOME	28,364	26,693	55,683	52,783
Provision (credit) for loan losses	(300)	1,900	500	3,400
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,664	24,793	55,183	49,383
NONINTEREST INCOME
Security gains, net	801	1,708	2,469	3,228
Service charges on deposit accounts	2,338	2,359	4,519	4,591
Wealth management fees	1,831	1,525	3,474	3,042
Letter of credit fees	546	504	1,121	990
Insurance	1,387	1,115	2,790	2,191
Mortgage banking	797	710	1,033	976
Other	1,605	1,260	2,985	2,556
Total Noninterest Income	9,305	9,181	18,391	17,574
NONINTEREST EXPENSE
Salaries and employee benefits	8,440	8,006	17,238	16,298
Occupancy, net	1,150	1,025	2,463	2,116
Furniture and equipment	789	685	1,766	1,314
Other taxes	724	712	1,390	1,344
Data processing	1,092	975	2,127	1,974
Marketing	595	548	1,172	1,105
Amortization of intangibles	91	87	181	174
FDIC assessment	75	74	149	147
Other	2,649	2,702	5,192	5,079
Total Noninterest Expense	15,605	14,814	31,678	29,551
INCOME BEFORE INCOME TAXES	22,364	19,160	41,896	37,406
Income taxes	6,871	5,588	12,582	10,878
NET INCOME	$15,493	$13,572	$29,314	$26,528
PER COMMON SHARE
Net Income - Basic	$0.59	$0.51	$1.11	$1.00
Net Income - Diluted	0.58	0.51	1.09	0.99
Dividends	0.28	0.27	0.56	0.53
Average Common Shares Outstanding - Basic	26,377	26,405	26,506	26,546
Average Common Shares Outstanding - Diluted	26,645	26,644	26,798	26,797

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(dollars in thousands, except share and per share data)
Balance at January 1, 2004		$74,285	$22,386	$271,699	$27,185	$(62,837)	$332,718
Net income for six months ended June 30, 2004	$26,528			26,528			26,528
Other comprehensive income, net of tax expense of $3,964: Unrealized losses on securities of $(9,230) net of reclassification adjustment for gains included in net income of $2,096	(11,326)				(11,326)		(11,326)
Comprehensive Income	$15,202
Cash dividends declared ($0.53 per share)				(14,023)			(14,023)
Treasury stock acquired (542,600 shares)						(15,970)	(15,970)
Treasury stock issued for stock options exercised (151,958 shares)			(194)			3,184	2,990
Recognition of restricted stock compensation expense			126				126
Tax benefit from nonstatutory stock options exercised			582				582
Balance at June 30, 2004		$74,285	$22,900	$284,204	$15,859	$(75,623)	$321,625

Balance at January 1, 2005		$74,285	$24,079	$297,690	$20,875	$(67,800)	$349,129
Net income for six months ended June 30, 2005	$29,314			29,314			29,314
Other comprehensive income, net of tax expense of $2,128: Unrealized losses on securities of ($4,475) net of reclassification adjustment for gains included in net income of $1,605	(6,080)				(6,080)		(6,080)
Comprehensive Income	$23,234
Cash dividends declared ($0.56 per share)				(14,783)			(14,783)
Treasury stock acquired (518,500 shares)						(18,149)	(18,149)
Treasury stock issued for stock options exercised (118,634 shares)			186			2,611	2,797
Recognition of restricted stock compensation expense			68				68
Tax benefit from nonstatutory stock options exercised			556				556
Balance at June 30, 2005		$74,285	$24,889	$312,221	$14,795	$(83,338)	$342,852

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2005	2004
	(dollars in thousands)
Operating Activities
Net Income	$29,314	$26,528
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	3,400
Provision for depreciation and amortization	1,666	1,395
Net amortization of investment security premiums	614	1,334
Security gains, net	(2,469)	(3,228)
Deferred income taxes	(411)	(350)
Tax benefit from nonstatutory stock options exercised	556	582
Mortgage loans originated for sale	(20,188)	(21,896)
Proceeds from the sale of loans	20,520	22,534
Gain on the sale of loans, net	(332)	(638)
(Increase) decrease in interest receivable	(1,043)	792
Increase in interest payable	624	149
(Increase) decrease in other assets	(4,443)	3,549
Increase (decrease) in other liabilities	740	(1,876)
Net Cash Provided by Operating Activities	25,648	32,275
Investing Activities
Net (increase) decrease of interest-earning deposits with banks	(3)	5
Proceeds from maturities of securities available for sale	40,447	48,420
Proceeds from sales of securities available for sale	6,909	12,037
Purchases of securities available for sale	(46,709)	(41,652)
Net increase in loans	(103,514)	(148,085)
Purchases of premises and equipment	(2,278)	(1,497)
Net Cash Used in Investing Activities	(105,148)	(130,772)
Financing Activities
Net increase (decrease) in demand, NOW, MMI and savings deposits	20,437	(29,343)
Net increase in certificates of deposit	11,504	43,430
Net increase (decrease) in repurchase agreements	46,978	(21,647)
Net increase in short-term borrowings	40,000	132,225
Proceeds from long-term borrowings	48,100	-
Repayments of long-term borrowings	(53,345)	-
Net treasury stock activity	(15,352)	(12,854)
Cash dividends paid to shareholders	(14,626)	(13,859)
Net Cash Provided by Financing Activities	83,696	97,952
Increase (Decrease) in Cash and Cash Equivalents	4,196	(545)
Cash and Cash Equivalents at Beginning of Period	47,328	52,361
Cash and Cash Equivalents at End of Period	$51,524	$51,816

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of S&T Bancorp, Inc. and subsidiaries (S&T) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The condensed consolidated balance sheet as of December 31, 2004, has been extracted from the audited financial statements included in S&T's 2004 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2004.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in computing diluted earnings per share.

NOTE B - STOCK-BASED COMPENSATION

S&T accounts for stock options using the intrinsic value method. The following table shows proforma information regarding net income and earnings per share assuming stock options had been accounted for under the fair value method and the estimated fair value of the options was amortized to expense over the vesting period:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
(dollars in thousands, except per share data)
Net Income	$15,493	$13,572	$29,314	$26,528
Stock-based employee compensation cost determined if the fair value method had been applied to all awards, net of tax	(1,573)	(248)	(2,011)	(495)
Proforma Net Income	$13,920	$13,324	$27,303	$26,033
Basic Earnings per Share As reported Proforma	$0.59 0.53	$0.51 0.50	$1.11 1.03	$1.00 0.98
Diluted Earnings per Share As Reported Proforma	$0.58 0.52	$0.51 0.50	$1.09 1.02	$0.99 0.97

On June 20, 2005, the Board of Directors of S&T Bancorp, Inc. (S&T) approved the accelerated vesting of the December 20, 2004 stock options awarded to eligible participants under the S&T Incentive Stock Plan which have an exercise price of $37.08. As a result of the acceleration, unvested options granted in 2004 to acquire approximately 381,000 shares of S&T's common stock, which otherwise 50 percent would have vested on January 1, 2006 and the remaining shares on January 1, 2007, became immediately exercisable.

The fair value was estimated at the grant dates using a Black-Scholes option pricing model with the following assumptions for 2005 and 2004, respectively: risk-free interest rates of 3.61 percent and 3.27 percent; a dividend yield of 2.90 percent and 3.30 percent; volatility of the expected market price of S&T's common stock of .257 and .266; and a weighted-average expected life of five years.

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

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board ("FASB") Statement No. 123R, "Share Based Payment," requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value. The provisions of this statement have been delayed and will be effective January 1, 2006 for all equity awards granted after the effective date. Retroactive application of the requirements of Statement No. 123 (not Statement No. 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of Statement No. 123R is encouraged. Statement No. 123R requires an entity to recognize expense ratably in the income statement based on the estimated fair value of all outstanding awards that are not fully vested based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. S&T recognizes forfeitures as they occur. S&T expects that all outstanding awards at June 30, 2005 will be fully vested at December 31, 2005. S&T will apply Statement No. 123R beginning January 1, 2006 in its consolidated financial statements for the quarter ending March 31, 2006.

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

NOTE E - EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T's defined benefit plan:
	Six months ended June 30,
	2005	2004
	(dollars in thousands)
Service cost - benefits earned during the period	$857	$756
Interest cost on projected benefit obligation	1,268	1,144
Expected return on plan assets	(1,728)	(1,491)
Net amortization and deferral	8	10
Net Periodic Pension Expense	$405	$419

S&T previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $2.0 million to its pension plan in 2005. As of June 30, 2005, $2.0 million of contributions have been made. No further contributions are expected to be made during 2005.

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - SECURITIES

The amortized cost and estimated fair value of securities are as follows:
June 30, 2005	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$215,057	$1,654	$(804)	$215,907
Collateralized mortgage obligations of U.S. government corporations and agencies	64,517	420	(83)	64,854
Mortgage-backed securities	43,941	299	(254)	43,986
U.S. treasury securities	5,017	29	-	5,046
Obligations of state and political subdivisions	82,290	376	(272)	82,394
Corporate securities	5,003	9	-	5,012
Debt securities available for sale	415,825	2,787	(1,413)	417,199
Marketable equity securities	46,653	21,073	(127)	67,599
Other securities	25,187	-	-	25,187
Total	$487,665	$23,860	$(1,540)	$509,985

December 31, 2004	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$234,706	$3,107	$(299)	$237,514
Collateralized mortgage obligations of U.S. government corporations and agencies	46,126	402	-	46,528
Mortgage-backed securities	48,197	436	(260)	48,373
U.S. treasury securities	5,089	159	-	5,248
Obligations of state and political subdivisions	70,968	539	(309)	71,198
Corporate securities	16,222	271	-	16,493
Debt securities available for sale	421,308	4,914	(868)	425,354
Marketable equity securities	46,888	27,843	(176)	74,555
Other securities	17,997	-	-	17,997
Total	$486,193	$32,757	$(1,044)	$517,906

December 31, 2004	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of states and political subdivisions	$265	$2	-	$267
Total	$265	$2	-	$267

S&T does not believe any individual unrealized loss as of June 30, 2005 and December 31, 2004 represent an other-than-temporary impairment. The unrealized losses on debt securities are primarily attributable to changes in interest rates. S&T has both the intent and the ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

S&T BANCORP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the age of gross unrealized losses and fair value by investment category:

June 30, 2005	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$72,485	$(578)	$10,017	$(226)	$82,502	$(804)
Collateralized mortgage obligations of U.S. government corporations and agencies	9,526	(83)	-	-	9,526	(83)
Mortgage-backed securities	8,001	(20)	16,082	(234)	24,083	(254)
Obligations of states and political subdivisions	16,518	(57)	13,824	(215)	30,342	(272)
Debt securities available for sale	106,530	(738)	39,923	(675)	146,453	(1,413)
Marketable equity securities	304	(64)	783	(63)	1,087	(127)
Total	$106,834	$(802)	$40,706	$(738)	$147,540	$(1,540)

December 31, 2004	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$ 34,309	$ (150)	$ 4,889	$ (149)	$ 39,198	$(299)
Mortgage-backed securities	17,147	(260)	-	-	17,147	(260)
Obligations of states and political subdivisions	19,596	(275)	1,076	(34)	20,672	(309)
Debt securities available for sale	71,052	(685)	5,965	(183)	77,017	(868)
Marketable equity securities	-	-	2,239	(176)	2,239	(176)
Total	$ 71,052	$ (685)	$ 8,204	$ (359)	$ 79,256	$ (1,044)

The amortized cost and estimated fair value of debt securities at June 30, 2005, by expected maturity, are set forth below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based upon the current estimated prepayment rates. The mortgage-backed securities may mature earlier or later than their weighted-average estimated maturities because of principal prepayments.
Available for Sale	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$54,843	$55,278
Due after one year through five years	284,210	284,993
Due after five years through ten years	73,255	73,404
Due after ten years	3,517	3,524
Total	$415,825	$417,199

At June 30, 2005 and December 31, 2004, investment securities with a principal amount of $284,627,000 and $294,745,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

S&T BANCORP INC. AND SUBSIDIARIES
NOTE G - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:
	June 30, 2005	December 31, 2004
	(dollars in thousands)
Real estate - construction	$298,906	$274,783
Real estate - mortgages:
Residential	478,237	487,445
Commercial	889,568	854,299
Commercial and industrial	656,074	601,633
Consumer installment	67,812	69,191
Gross Loans	$2,390,597	$2,287,351
Allowance for loan losses	(33,525)	(34,262)
Total Loans	$2,357,072	$2,253,089

Changes in the allowance for loan losses for the six months ended June 30, were as follows:
	2005	2004
	(dollars in thousands)
Balance at beginning of period	$34,262	$31,478
Charge-offs	(2,087)	(2,638)
Recoveries	1,819	552
Net charge-offs	(268)	(2,086)
Provision for loan losses	500	3,400
Reclassification of allowance for loan losses on unfunded loan commitments (1)	(969)	-
Balance at end of period	$33,525	$32,792

(1) During the second quarter of 2005, S&T reclassified $969,000 of its allowance for loan losses to a separate allowance for probable credit losses inherent in unfunded loan commitments. Net income and prior period balances were not affected by this reclassification. The separate allowance is included in other liabilities.

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2005 and December 31, 2004.
	June 30, 2005	December 31, 2004
	(dollars in thousands)
Recorded investment in loans considered to be impaired	$7,460	$10,458
Loans considered to be impaired that were on a nonaccrual basis	1,555	2,138
Allowance for loan losses related to loans considered to be impaired	3,208	5,712
Average recorded investment in impaired loans	9,092	13,762
Year-to-date interest income per contractual terms on impaired loans	240	684
Year-to-date interest income on impaired loans recognized on a cash basis	161	571

NOTE H - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $584,732,000, unfunded other loan commitments totaled $143,264,000 and obligations under standby letters of credit totaled $212,607,000 at June 30, 2005.

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

Business Summary

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania with assets of $3.1 billion at June 30, 2005. S&T provides a full range of financial services through a branch network of 51 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate trust services and other fiduciary services.

Financial Condition

Total assets averaged $3.0 billion in the first six months of 2005. Average loans increased $98.8 million and average securities and federal funds sold decreased $49.9 million in the first six months of 2005 compared to the 2004 full year average. Average deposits increased $149.0 million and average borrowings decreased $103.3 million during the six months ended June 30, 2005 as compared to the 2004 full year average.

Lending Activity

Average loans increased $98.8 million to $2.3 billion during the six months ended ended June 30, 2005 compared to the 2004 full year average. The increase is primarily attributable to $113.8 million of loan growth within the commercial loan category, offset by a $15.0 million decrease in consumer loan balances due to paydowns and sales into the secondary mortgage market. Changes in the composition of the average loan portfolio during the first six months of 2005 included increases of $43.8 million of commercial loans and $70.0 million of commercial real estate loans, offset by decreases of $11.8 million of residential mortgages and $3.2 million of installment loans.

Average real estate construction and commercial loans, including mortgage and industrial, comprised 76 percent of the average loan portfolio for the six months ended June 30, 2005 compared to 75 percent at December 31, 2004. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by limiting concentrations and a rigorous underwriting review by loan administration. Variable-rate commercial loans were 56 percent of the commercial loan portfolio at June 30, 2005 and 57 percent at December 31, 2004.

Average residential mortgage loans comprised 21 percent of the average loan portfolio for the six months ended June 30, 2005 as compared to 22 percent for the 2004 full year average. Residential mortgage lending continued to be a strategic focus for the first six months of 2005 through our centralized mortgage origination department, product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and a loan to value ratio of 80 percent or less. For those residential mortgage loans with a loan to value ratio between 80 and 100 percent, private mortgage insurance is required or a home equity term loan to credit worthy borrowers. At June 30, 2005, 14 percent of the residential mortgage portfolio consisted of adjustable rate mortgages with repricing terms of one, three and five years as compared to 15 percent at December 31, 2004.

S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first six months of 2005, S&T sold $20.5 million of 1-4 family mortgages to Fannie Mae compared to $22.5 million during the first six months of 2004. S&T will continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Consumer installment loans comprised 3 percent of the average loan portfolio for the six months ended June 30, 2005 and for the 2004 full year average. Installment loan decreases were primarily the result of significantly lower origination volumes. The average balance of consumer installment loans for the six months ended June 30, 2005 was $68.7 million compared to $71.9 million for the 2004 full year average.

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

Securities Activity

Average securities and federal funds sold decreased by $49.9 million in the first six months of 2005 compared to the 2004 full year average. The decrease in securities is partially attributable to an S&T Asset Liability Committee ("ALCO") strategy to reduce balances in both securities and borrowings to mitigate the interest rate risk of a flattening yield curve. The average decrease was comprised of $65.6 million in U.S. government agency securities, $3.4 million in corporate securities, $1.5 million of other securities, $0.3 million of U.S. treasury securities and $1.0 million of federal funds sold. Offsetting these decreases were average increases of $13.8 million of mortgage-backed securities and collateralized mortgage obligations, $6.5 million of states and political subdivisions and $1.6 million of corporate stocks. At June 30, 2005, the equity securities portfolio had net unrealized gains of $20.9 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to changes in market value. Other securities are comprised primarily of FHLB capital stock that is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate securities and marketable equity securities as available for sale. On a quarterly basis, management evaluates the security portfolios for other than temporary declines in fair value. At June 30, 2005 unrealized gains, net of unrealized losses, for securities classified as available for sale were $22.3 million. Unrealized losses primarily related to S&T's debt securities portfolio totaled $1.4 million at June 30, 2005. S&T has the intent and ability to hold these debt securities until maturity or until fair value recovers above cost.

Allowance for Loan Losses

The balance in the allowance for loan losses was $33.5 million or 1.40 percent of total loans at June 30, 2005 as compared to $34.3 million or 1.50 percent of total loans at December 31, 2004. During the second quarter 2005, S&T split its allowance for credit losses into an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and standby letters of credit. This resulted in a decrease in the allowance for loan losses of $1.0 million and a reduction in the allowance for loan losses to total loans from 1.44 percent to 1.40 percent.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Management evaluates the degree of loss exposure for loans on a continuous basis through a formal allowance for loan losses policy as administered by the Loan Administration Department of S&T Bank and various management and director committees. Problem loans are identified and continually monitored through detailed reviews of specific commercial loans, and the analysis of delinquency and charge-off levels of consumer loan portfolios. Charged-off and recovered loan amounts are applied to the allowance for loan losses. Monthly updates are presented to the S&T Board of Directors as to the status of loan quality.

Amounts are added to the allowance for loan losses through a charge to current earnings through the provision for loan losses, based upon management's assessment of the adequacy of the allowance for loan losses for probable loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical charge-off rates for all loan categories and fluctuations and trends in various risk factors. Factors to consider are the level of S&T's historical charge-offs that have occurred within the credits economic life cycle. Management also assesses qualitative factors such as portfolio credit trends, unemployment trends, vacancy trends, peer loss trends, loan growth and variable interest rate factors.

Significant to this analysis and assessment is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to our continuing growth, many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the allowance for loan losses. During the first six months of 2005, the risk rating profile of the portfolio remained relatively stable. Management believes its quantitative and qualitative analysis and risk-rating process is sufficient and enables it to conclude that the total allowance for loan losses is adequate to absorb probable loan losses.

Net loan charge-offs totaled $0.3 million in the first six months of 2005 compared to $2.1 million in the first six months of 2004. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at June 30, 2005 was $5.9 million or 0.25 percent of total loans. This compares to nonperforming loans of $6.3 million or 0.28 percent of total loans at December 31, 2004. The provision for loan losses was a negative $0.3 million for the second quarter of 2005, as compared to $1.9 million for the same period last year. The provision is based on management's detailed quarterly analysis of the adequacy of the allowance for loan losses, directionally consistent with the continuing improvement in asset quality and the significant decline in net charge offs.

Deposits

Average total deposits increased by $149.0 million, or 7 percent, during the six months ended June 30, 2005 as compared to the 2004 full year average. Changes in the average deposit mix include increases of $198.5 million in savings accounts, $16.2 million in demand deposits and $7.4 million in certificates of deposit. Offsetting these increases is decreases of $72.0 million in money market accounts and $1.1 million in NOW accounts. The increase in savings accounts is primarily attributable to the success of the Green Plan savings account, which has grown to $294.8 million at June 30, 2005 since its introduction in August 2004. The Green Plan account is indexed to the Federal Reserve Fed Funds Target Rate and compliments S&T's asset sensitive balance sheet and growing portfolio of variable rate loans very well from an asset/liability management perspective. Deposit growth has been an important strategic initiative for S&T, through the expansion of retail facilities, promotions and new products. Other important strategies include providing cash management services to commercial customers to increase transaction related deposits, and delivery services such as electronic banking.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Time deposits of $100,000 and over were 9 percent of total deposits at June 30, 2005 and December 31, 2004, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, S&T believes it has the ability to access both public and private capital markets to raise long-term funding if necessary. Periodically, S&T enters into brokered certificates of deposit with outside brokerage firms.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Borrowings

Average borrowings decreased $103.3 million for the first six months ended June 30, 2005 compared to the 2004 full year average as a result of increased deposit growth and lower levels of investment securities. Borrowings were comprised of retail repurchase agreements ("REPOs"), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings. S&T defines repurchase agreements with its local retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

The average balance in retail REPOs decreased approximately $8.4 million for the first six months of 2005 compared to the 2004 full year average. S&T views retail REPOs as a relatively stable source of funds because most of these accounts are with local long-term customers. Average federal funds purchased increased by $2.1 million and average wholesale REPOs and FHLB advances decreased by $66.9 million for the first six months of 2005 compared to the full year 2004 average.

Average long-term borrowings have decreased by $30.1 million in the first six months of 2005 as compared to the full year 2004 average. S&T had average long-term borrowings outstanding of $73.7 million during the six months ended June 30, 2005. The purpose of these borrowings was to provide matched, fixed rate fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, and to take advantage of lower cost funds through the FHLB's Community Investment Program.

Capital Resources

Shareholders' equity decreased $6.3 million at June 30, 2005, compared to December 31, 2004. Net income was $29.3 million and dividends paid to shareholders were $14.6 million for the six months ended June 30, 2005. Also affecting capital is a decrease of $6.1 million in unrealized gains on securities available for sale, stock buybacks of 518,500 shares during the first six months of 2005 at an average cost of $35.00 per share and the issuance of 118,634 shares through the exercise of employee and director stock options.

S&T paid 48 percent of net income in dividends, equating to a projected annual dividend yield of approximately 3 percent utilizing the June 30, 2005 closing market price of $36.10. The book value of S&T's common stock decreased from $13.12 at December 31, 2004 to $13.09 at June 30, 2005. The market price of S&T's common stock was $36.10 per share at June 30, 2005, compared to $37.69 per share at December 31, 2004.

S&T continues to maintain a strong capital position with a leverage ratio of 9.3 percent as compared to the minimum regulatory guideline of 3.0 percent. S&T's risk-based capital Tier I and Total ratios were 10.3 percent and 11.9 percent, respectively, at June 30, 2005. These ratios place S&T above the Federal Reserve Board's risk-based capital guidelines of 4.0 percent and 8.0 percent for Tier I and Total, respectively.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission ("SEC") for the issuance of up to $150.0 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T can use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2005, S&T had not utilized the shelf registration statement.

EXPLANATION OF USE OF NON-GAAP FINANCIAL MEASURES

In addition to the results of operations presented in accordance with generally accepted accounting principles ("GAAP"), S&T management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully tax-equivalent basis and operating revenue. S&T believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance, our business and enhance investors' understanding. However, these non-GAAP financial measures should not be considered an alternative to GAAP.

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

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Six months ended June 30, 2005 compared to
Six months ended June 30, 2004

Net Income

Net income was $29.3 million or $1.09 diluted earnings per share for the first six months of 2005 as compared to $26.5 million or $0.99 diluted earnings per share for the same period of 2004. The increase during the first six months of 2005 was primarily the result of increases in net interest income, noninterest income and significantly lower loan loss provision, offset by lower security gains and an increase in noninterest expense.

Net Interest Income

Net interest income on a fully taxable equivalent basis increased $3.0 million or 6 percent for the first six months of 2005 as compared to the same period of 2004. The net interest margin on a fully taxable equivalent basis was 4.09 percent in the first six months of 2005 as compared to the 3.97 percent in the same period of 2004. The increase in net interest margin is primarily attributable to the effect of higher short-term interest rates on an asset sensitive balance sheet, growth in core deposits and reduced balance sheet leveraging activities as the risk reward for leveraging activities have been significantly reduced by a flattening yield curve. Tax-exempt income on a fully-taxable equivalent basis using the statutory corporate income tax rate of 35 percent was $2.0 million for the six months ended June 30, 2005 and $1.8 million for the same period of 2004.

For the first six months of 2005 average loans increased $149.0 million, and average securities and federal funds sold decreased $72.7 million as compared to the same period of 2004. The yields on average loans increased by 59 basis points from the comparable period in 2004 and the yield on average securities increased by 26 basis points.

For the first six months of 2005 balances of average interest bearing deposits increased by $174.1 million as compared to the same period of 2004. The cost of deposits totaled 2.18 percent, an increase of 36 basis points from the comparable period in 2004 due to increased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds increased 145 basis points to 3.04 percent.

The following table demonstrates the amount that has been added to interest income per the summary of operations:
	Six Months Ended June 30,
	2005	2004
(dollars in thousands)
Interest income per consolidated statements of income	$81,611	$71,831
Adjustment to fully taxable equivalent basis	1,978	1,842
Interest income adjusted to fully taxable equivalent basis	83,589	73,673
Interest expense	25,928	19,048
Net interest income adjusted to fully taxable equivalent basis	$57,661	$54,625

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
	Six Months Ended June 30,
	2005			2004
	(dollars in millions)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans (1)	$2,324.1	$72.1	6.25%	$2,175.1	$61.3	5.66%
Securities/Other (1)	518.0	11.5	4.49%	590.7	12.4	4.23%
Total interest-earning assets	2,842.1	83.6	5.93%	2,765.8	73.7	5.36%
Noninterest-earning assets	187.8			178.2
TOTAL	$3,029.9			$2,944.0
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW/money market/savings	$899.8	$5.4	1.22%	$753.3	$1.9	0.50%
Time deposits	865.0	13.6	3.17%	837.4	12.5	3.01%
Borrowed funds < 1 year	384.9	5.3	2.76%	471.5	2.6	1.12%
Borrowed funds > 1 year	73.7	1.7	4.51%	116.9	2.1	3.49%
Total interest-bearing liabilities	2,223.4	26.0	2.35%	2,179.1	19.1	1.76%
Noninterest-bearing liabilities:
Demand deposits	408.1			378.3
Shareholders' equity/Other	398.4			386.6
TOTAL	$3,029.9			$2,944.0
Net yield on interest-earning assets			4.09%			3.97%

(1)The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent ("FTE") and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Positively affecting net interest income was a $32.0 million increase in average net free funds in the first six months of 2005 as compared to the same period of 2004. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders' equity over nonearning assets.

Maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to S&T's financial performance because net interest income comprised 78 percent of operating revenue for the first six months of 2005. A variety of asset/liability management strategies were successfully implemented within prescribed Asset/Liability Committee risk parameters that enabled S&T to maintain a net interest margin reasonably consistent with historical levels during a volatile interest rate environment. The level and mix of funds are monitored by the Asset/Liability Committee in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

Provision for Loan Losses

The provision for loan losses was $0.5 million for the first six months of 2005 and $3.4 million for the same period of 2004. The provision is the result of management's assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes in the provision and allowance for loan losses are directionally consistent with changes in credit quality and other risk factors.

Credit quality is the most important factor in determining the amount of the allowance and the resulting provision. Also affecting the amount of the allowance, and resulting provision is loan growth and portfolio composition. Most of the loan growth during the second quarter of 2005 and 2004 is attributable to larger-sized commercial loans. Net charged-off loans were $0.3 million and $2.1 million for the first six months of 2005 and 2004, respectively. Nonperforming loans to total loans was 0.25 percent at June 30, 2005 compared to 0.60 percent at June 30, 2004.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Income

Noninterest income, excluding investment security gains, increased $1.6 million to $15.9 million for the six month period ended June 30, 2005, as compared to the same period of 2004. Fees from insurance and wealth management increased $1.0 million or 10 percent for the first six months of 2005 compared to 2004. Wealth management activities increased $0.4 million or 14 percent as a result of new business and general market improvements. The increase of $0.6 million or 27 percent in insurance is primarily attributable to stronger overall sales volume and the acquisition of Bennett Associates Inc. and Cowher-Nehrig & Company during the first quarter of 2005. Letter of credit fees increased $0.1 million or 13 percent for the first six months of 2005 compared to 2004 primarily due to increased volume. Other fee income increases of $0.4 million reflect normal organization expansion and include increases of $0.2 million in debit/credit card activity and $0.2 million in gains on the sale of real estate owned or acquired through foreclosure for the first six months 2005 compared to 2004.

S&T recognized $2.5 million of gains on available for sale equity securities in the first six months of 2005 as compared to $3.2 million in the same period of 2004. The decrease is primarily the result of less market opportunities this period as compared to the same period last year. Unrealized gains, net of unrealized losses, in the available for sale equity portfolio totaled $20.9 million at June 30, 2005, compared to $23.5 million at June 30, 2004.

Noninterest Expense

Noninterest expense increased by $2.1 million or 7 percent during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Salaries and employee benefit expense increased $0.9 million or 6 percent primarily attributable to the effects of year-end merit increases, higher medical plan costs and increased staffing levels to implement new strategic initiatives and retail facilities. Average full-time equivalent staff was 781at June 30, 2005 compared to 771 at June 30, 2004. Occupancy, furniture and equipment expense increased $0.8 million during the quarter as a result of several facility restructurings and additions which included the loss on the sale of an obsolete branch building, the donation of another branch to a local municipality, the write-off of leasehold improvements in a vacated leased office and the addition of five new branches. In addition, S&T recently renegotiated a shorter lease term for existing headquarter facilities in anticipation of the construction of a new building targeted for completion in the third quarter of 2006.

S&T's efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 43 percent for the six months ended June 30, 2005 and 2004.

Federal Income Taxes

Federal income tax expense increased $1.7 million for the six months ended June 30, 2005 as compared to the same period of 2004. The effective tax rate for the first six months of 2005 was 30 percent compared to 29 percent for the six months ended June 30, 2004, which is below the 35 percent statutory rate due primarily to benefits resulting from tax-exempt interest, excludable dividend income, low income housing tax credits and the defined contribution retirement plan dividend deduction.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Three months ended June 30, 2005 compared to Three months ended June 30, 2004

Net Income

Net income was $15.5 million or $0.58 per diluted earnings per share in the second quarter of 2005 compared to $13.6 million or $0.51 per diluted earnings per share for the same period of 2004. The increase during the second quarter of 2005 was primarily the result of increases in net interest income, noninterest income and significantly lower loan loss provision, offset by significantly lower security gains and increased operating expenses.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $1.8 million or 6 percent in the second quarter of 2005 compared to the same period of 2004. The increase in net interest income is a result of a $70.9 million increase of average interest earning assets. The increase in net interest margin is primarily attributable to the effect of higher short-term interest rates on an asset sensitive balance sheet, growth in core deposits and reduced balance sheet leveraging activities as the risk reward for leveraging activities have been significantly reduced by a flat yield curve. Net interest margin on a fully taxable equivalent basis was 4.10 percent for the second quarter of 2005, as compared to 3.97 percent for the same period of 2004.

In the second quarter of 2005 average loans increased $137.3 million, and average securities and average federal funds sold decreased $66.4 million as compared to the second quarter of 2004. The yields on average loans increased by 74 basis points from the comparable period in 2004 and the yield on average securities increased by 26 basis points.

In the second quarter of 2005 balances of average interest-bearing deposits increased by $179.8 million as compared to the same period of 2004. The cost of deposits totaled 2.26 percent, an increase of 46 basis points from the comparable period in 2004 due to increased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds increased 160 basis points to 3.17 percent.

The following table demonstrates the amount that has been added to interest income per the summary of operations:
	Three Months Ended June 30,
	2005	2004
(dollars in thousands)
Interest income per consolidated statements of income	$42,144	$36,235
Adjustment to fully taxable equivalent basis	1,002	923
Interest income adjusted to fully taxable equivalent basis	43,146	37,158
Interest expense	13,780	9,542
Net interest income adjusted to fully taxable equivalent basis	$29,366	$27,616

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
	Three Months Ended
	June 30, 2005			June 30, 2004
	(dollars in millions)
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans	$2,353.1	$37.4	6.37%	$2,215.8	$31.0	5.63%
Securities/Other	516.9	5.8	4.51%	583.3	6.2	4.25%
Total interest-earning assets	2,870.0	43.2	6.03%	2,799.1	37.2	5.34%
Noninterest-earning assets	191.2			180.0
TOTAL	$3,061.2			$2,979.1
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW/money market/savings	$905.3	$3.0	1.34%	$750.9	$0.9	0.49%
Time deposits	870.5	7.0	3.22%	845.0	6.2	2.96%
Borrowed funds < 1 year	410.8	3.1	2.98%	501.1	1.4	1.12%
Borrowed funds > 1 year	68.4	0.7	4.30%	116.9	1.0	3.52%
Total interest-bearing liabilities	2,255.0	13.8	2.46%	2,213.9	9.5	1.73%
Noninterest-bearing liabilities:
Demand deposits	412.5			386.9
Shareholders' equity/Other	393.7			378.3
TOTAL	$3,061.2			$2,979.1
Net yield on interest-earning assets			4.10%			3.97%

(1)The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent ("FTE") and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Provision for Loan Losses

The provision for loan losses was a negative $0.3 million for the second quarter of 2005 and $1.9 million for the second quarter of 2004. The provision is the result of management's assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes in the provision and allowance for loan losses are directionally consistent with changes in credit quality and other risk factors.

Credit quality is the most important factor in determining the amount of the allowance and the resulting provision. Also affecting the amount of the allowance, and resulting provision, is loan growth and portfolio composition. Most of the loan growth during the second quarter of 2005 and 2004 is attributable to larger-sized commercial loans. Net charged-off loans were ($0.5) million and $1.8 million for the second quarter of 2005 and 2004, respectively. Nonperforming loans to total loans was 0.25 percent at June 30, 2005 compared to 0.60 percent at June 30, 2004.

Noninterest Income

Noninterest income, excluding security gains, increased $1.0 million or 14 percent in the second quarter of 2005 as compared to 2004. Increases included $0.3 million in wealth management fees, $0.3 million in insurance, $0.1 million in mortgage banking and $0.3 million increase in other income. The increase in wealth management fees is a result of new business and general market improvements. The increase in insurance is attributable to stronger overall sales volume and the acquisition of Bennett Associates Inc. and Cowher-Nehrig & Company during the first quarter of 2005. The increase of $0.3 million in other income is primarily attributable to $0.2 million in gains on the sale of real estate owned or acquired through foreclosure and $0.1 million increase in debit/credit card activities. S&T recognized $0.8 million of gains on available for sale securities in the second quarter of 2005 as compared to $1.7 million in the same period of 2004. The decrease is primarily the result of less market opportunities this period as compared to the same period last year.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense

Noninterest expense increased $0.8 million or 5 percent in the second quarter of 2005 as compared to the second quarter of 2004. Salaries and employee benefits expense increased $0.4 million or 5 percent primarily attributable to the effects of year-end merit increases and increased staffing levels, offset by increased loan origination costs deferred. Average full-time equivalent staff was 783 for the three months ended June 30, 2005 compared to 777 for the same period of 2004 reflecting increased business activity, particularly in the commercial lending and credit administration areas. Occupancy, furniture and equipment expense increased $0.2 million or 13 percent during the quarter as a result of a shorter lease term for existing headquarter facilities in anticipation of the construction of a new building targeted for completion in the third quarter of 2006 and the addition of three new branches since the second quarter of 2004. Data processing expense increased $0.1 million or 12 percent as compared to the same period in 2004 and other expense increased $0.2 million or 2 percent as a result of normal changes due to activity increases, organization expansion and increases from vendors.

Federal Income Taxes

Federal income tax expense increased $1.3 million in the second quarter of 2005 as compared to the second quarter of 2004. The effective tax rate for the second quarter of 2005 was 31 percent as compared to 29 percent for the second quarter of 2004, which is below the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low income housing tax credits.

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

credit losses;

sources of liquidity;

common shares outstanding;

common stock price volatility;

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -continued

fair value of and number of stock options to be issued in future periods;

legislation affecting the financial services industry as a whole, and/or S&T and its subsidiaries individually or collectively;

regulatory supervision and oversight, including required capital levels;

increasing price and product/service competition by competitors, including new entrants;

rapid technological developments and changes;

the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;

the mix of products/services;

containing costs and expenses;

governmental and public policy changes, including environmental regulations;

protection and validity of intellectual property rights;

reliance on large customers;

technological, implementation and cost/financial risks in large, multi-year contracts;

the outcome of pending and future litigation and governmental proceedings;

continued availability of financing;

financial resources in the amounts, at the times and on the terms required to support our future businesses; and

material differences in the actual financial results of merger and acquisition activities compared to our initial expectations, including the full realization of anticipated cost savings and revenue enhancements.
Page 22 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 3.

Quantitative and qualitative disclosures about market risk are presented at December 31, 2004 in Item 7A of S&T's Annual Report on Form 10-K, filed with the SEC on March 15, 2005. Management believes that there have been no material changes in S&T's market risk since December 31, 2004.

CONTROLS AND PROCEDURES
Item 4.

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of S&T's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act, as amended, as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that S&T's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, S&T's internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings.
Not Applicable
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. The following information describes the activity that has taken place during 2005 with respect to S&T's share repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares that can be Purchased Under the Plan
January 01, 2005 - March 31, 2005(1)(2)(3)	115,000	$36.21	115,000
April 1, 2005 - April 30, 2005	129,100	$33.83	244,100
May 1, 2005 - May 31, 2005	194,500	$34.90	438,600
June 1, 2005 - June 30, 2005	79,900	$35.41	518,500
Total	518,500	$35.00	518,500	1,000,000

(1)   The plan was announced on December 20, 2004.
(2)   The plan was approved by the S&T Board of Directors for the repurchase of up to 1,000,000 shares.
(3)   The expiration date of the plan is December 31, 2005.

OTHER INFORMATION - continued
Item 3.	Defaults Upon Senior Securities.
Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders.

     S&T's Annual Meeting of Stockholders was held on April 18, 2005 in Indiana, Pennsylvania. Of the 26,644,845 shares of common stock outstanding as of record date of March 1, 2005, 21,647,860 shares, or 81.2 percent of S&T's capital stock, were present or represented by proxy at the meeting, constituting a quorum. The results of the maters submitted to the stockholders were as follows.

     Elect five directors to S&T's board of directors, each to serve for a term of three years or until a successor has been elected and qualified:

Name	Votes For	Votes Withheld	Broker Non-Votes
Todd D. Brice	20,786,385	861,475	N/A
William J. Gatti	20,835,617	812,243	N/A
Ruth M. Grant	20,728,479	919,381	N/A
Samuel Levy	20,841,090	806,770	N/A
Charles A. Spadafora	20,632,347	1,015,514	N/A

Continuing Directors whose terms expire in 2006:

John J. Delaney, Michael J. Donnelly, Frank W. Jones, Christine J. Olson, Alan Papernick and Myles D. Sampson

Continuing Directors whose terms expire in 2007:

Thomas A. Brice, James L. Carino, Jeffrey D. Grube, Joseph A. Kirk, and James C. Miller

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
S&T Bancorp, Inc. (Registrant)
Date: August 4, 2005	/s/ Robert E. Rout
Robert E. Rout Senior Executive Vice President, Chief Financial Officer and Secretary