Form 10-Q
period 2005-09-30
S&T BANCORP INC
filed 2005-11-04
CIK 719220

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549 FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended		September 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from Commission file number		To 0-12508

S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)

	Pennsylvania		25-1434426
	(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

	43 South Ninth Street, Indiana, PA		15701
	(Address of principal executive offices)		(zip code)

800-325-2265
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $2.50 Par Value - 26,252,895 shares as of October 25, 2005

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)	September 30, 2005 (unaudited)	December 31, 2004 (audited) (Note A)

ASSETS
Cash and due from banks	$53,129	$47,328
Securities:
Available for sale	499,545	517,906
Held to maturity (market value $267 at December 31, 2004)	-	265
Total Securities	499,545	518,171

Loans, net of allowance for loan losses of $36,093 at September 30, 2005 and $34,262 at December 31, 2004	2,374,225	2,253,089
Premises and equipment, net	26,728	25,491
Goodwill	49,074	48,021
Other intangibles, net	5,398	5,181
Bank owned life insurance	32,844	32,077
Other assets	63,490	59,676
Total Assets	$3,104,433	$2,989,034

LIABILITIES
Deposits:
Noninterest-bearing	$417,895	$415,812
Interest-bearing	156,382	175,447
Money market	243,805	332,009
Savings	565,438	388,939
Time deposits	923,084	864,056
Total Deposits	2,306,604	2,176,263
Securities sold under repurchase agreements and federal funds purchased	174,467	98,384
Short-term borrowings	140,000	225,000
Long-term borrowings	83,860	86,325
Other liabilities	47,519	53,933
Total Liabilities	2,752,450	2,639,905

SHAREHOLDERS' EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value)
Authorized - 50,000,000 shares in 2005 and 2004
Issued - 29,714,038 shares in 2005 and 2004	74,285	74,285
Additional paid-in capital	25,896	24,079
Retained earnings	319,207	297,690
Accumulated other comprehensive income	12,106	20,875
Treasury stock (3,349,943 shares at September 30, 2005 and 3,113,643 shares at December 31, 2005, at cost)	(79,511)	(67,800)
Total Shareholders' Equity	351,983	349,129
Total Liabilities and Shareholders' Equity	$3,104,433	$2,989,034
See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2005	2004	2005	2004

INTEREST INCOME

Loans, including fees	$38,832	$32,229	$109,945	$92,616
Deposits with banks and federal funds sold	94	4	95	4
Investment securities:
Taxable	3,901	4,420	12,123	13,748
Tax-exempt	654	531	1,835	1,589
Dividends	554	542	1,648	1,606
Total Interest Income	44,035	37,726	125,646	109,563

INTEREST EXPENSE
Deposits	11,768	7,717	30,813	22,123
Securities sold under repurchase agreements and federal funds purchased	1,137	575	2,452	1,443
Short-term borrowings	1,721	1,260	5,640	3,010
Long-term borrowings	969	997	2,618	3,027
Total Interest Expense	15,595	10,549	41,523	29,603

NET INTEREST INCOME	28,440	27,177	84,123	79,960
Provision for loan losses	3,000	1,500	3,500	4,900
Net interest Income After Provision for Loan Losses	25,440	25,677	80,623	75,060

NONINTEREST INCOME
Security gains, net	1,300	1,144	3,769	4,372
Service charges on deposit accounts	2,504	2,316	7,023	6,906
Wealth management fees	1,760	1,471	5,234	4,513
Letter of credit fees	430	380	1,551	1,369
Insurance	1,403	1,219	4,193	3,410
Mortgage banking	278	169	1,118	1,144
Other	1,765	1,265	4,943	3,823
Total Noninterest Income	9,440	7,964	27,831	25,537

NONINTEREST EXPENSE
Salaries and employee benefits	8,754	8,438	25,992	24,736
Occupancy, net	1,163	989	3,626	3,105
Furniture and equipment	729	763	2,495	2,076
Other taxes	584	589	1,974	1,934
Data processing	1,046	956	3,172	2,930
Marketing	571	527	1,742	1,632
FDIC assessment	71	71	220	219
Other	1,777	2,563	7,152	7,813
Total Noninterest Expense	14,695	14,896	46,373	44,445

Income Before Taxes	20,185	18,745	62,081	56,152
Applicable Income Taxes	5,818	5,468	18,400	16,346
Net Income	$14,367	$13,277	$43,681	$39,806

Earnings per common share:
Net Income - Basic	$0.55	$0.50	$1.65	$1.50
Net Income - Diluted	0.54	0.50	1.63	1.49
Dividends	0.28	0.27	0.84	0.80
Average Common Shares Outstanding - Basic	26,319	26,391	26,443	26,494
Average Common Shares Outstanding - Diluted	26,618	26,710	26,737	26,768
See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(dollars in thousands, except per share data)

Balance at January 1, 2004		$74,285	$21,939	$271,699	$27,185	($62,390)	$332,718

Net income for nine months ended September 30, 2004	$39,806			39,806			39,806

Other comprehensive income, net of tax expense of $3,736:
Unrealized losses on securities of ($4,100) net of reclassification adjustment for gains included in net income of $2,839	(6,939)				(6,939)		(6,939)
Comprehensive Income	$32,867

Cash dividends declared ($0.80 per share)				(21,181)			(21,181)
Treasury stock acquired (542,600 shares)						(15,970)	(15,970)
Treasury stock issued for stock options exercised (404,058 shares)			(468)			8,675	8,207
Recognition of restricted stock compensation expense			189				189
Tax benefit from nonstatutory stock options exercised			1,745				1,745
Balance at September 30, 2004		$74,285	$23,405	$290,324	$20,246	($69,685)	$338,575

Balance at January 1, 2005		$74,285	$24,079	$297,690	$20,875	($67,800)	$349,129

Net income for nine months ended September 30, 2005	$43,681			$43,681			$43,681

Other comprehensive income, net of tax expense of $4,722:
Unrealized losses on securities of ($6,229) net of reclassification adjustment for gains included in net income of $2,450	($8,769)				(8,769)		(8,769)
Comprehensive Income	$34,912

Cash dividends declared ($0.84 per share)				(22,164)			(22,164)
Treasury stock acquired (522,500 shares)						(18,297)	(18,297)
Treasury stock issued for stock options exercised (286,200 shares)			293			6,586	6,879
Recognition of restricted stock compensation expense			101				101
Tax benefit from nonstatutory stock options exercised			1,423				1,423
Balance at September 30, 2005		$74,285	$25,896	$319,207	$12,106	($79,511)	$351,983

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2005	2004
(dollars in thousands)

Operating Activities
Net Income	$43,681	$39,806
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,500	4,900
Provision for depreciation and amortization	2,315	2,097
Net amortization of investment security premiums	875	1,822
Security gains, net	(3,769)	(4,372)
Deferred income taxes	(687)	(600)
Tax benefit from nonstatutory stock options exercised	1,423	1,745
Mortgage loans originated for sale	(27,802)	(32,858)
Proceeds from the sale of loans	28,256	33,467
Gain on the sale of loans, net	(454)	(609)
(Increase) decrease in interest receivable	(702)	1,499
Increase in interest payable	587	231
(Increase) decrease in other assets	(4,931)	2,556
Decrease in other liabilities	(2,983)	(3,803)
Net Cash Provided by Operating Activities	39,309	45,881

Investing Activities
Net decrease of interest-earning deposits with banks	99	-
Proceeds from maturities of securities available for sale	57,606	93,940
Proceeds from sales of securities available for sale	4,252	16,806
Purchases of securities available for sale	(53,959)	(44,643)
Net increase in loans	(123,667)	(195,884)
Purchases of premises and equipment	(3,418)	(3,219)
Net Cash Used in Investing Activities	(119,087)	(133,000)

Financing Activities
Net increase in demand, NOW, MMI and savings deposits	71,312	41,135
Net increase in certificates of deposit	59,029	75,794
Net increase (decrease) in repurchase agreements	76,083	(21,436)
Net (decrease) increase in short-term borrowings	(85,000)	46,100
Proceeds from long-term borrowings	2,815	-
Repayments of long-term borrowings	(5,280)	(30,574)
Net treasury stock activity	(11,418)	(7,574)
Cash dividends paid to shareholders	(21,962)	(20,941)
Net Cash Provided by Financing Activities	85,579	82,504

Increase (decrease) in Cash and Cash Equivalents	5,801	(4,615)
Cash and Cash Equivalents at Beginning of Period	47,328	52,361
Cash and Cash Equivalents at End of Period	$53,129	$47,746
See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of S&T Bancorp, Inc. and subsidiaries (S&T) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The condensed consolidated balance sheet as of December 31, 2004, has been extracted from the audited financial statements included in S&T's 2004 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2004.

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

NOTE B - STOCK-BASED COMPENSATION

S&T accounts for stock options using the intrinsic value method. The following table shows proforma information regarding net income and earnings per share assuming stock options had been accounted for under the fair value method and the estimated fair value of the options was amortized to expense over the vesting period:
	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2005	2004	2005	2004

Net Income	$14,367	$13,277	$43,681	$39,806
Stock-based employee compensation cost determined if the fair value method had been applied to all awards, net of tax	(83)	(248)	(2,094)	(743)
Proforma Net Income	$14,284	$13,029	$41,587	$39,063

Basic Earnings per Share
As reported	$0.55	$0.50	$1.65	$1.50
Proforma	0.54	0.49	1.57	1.47
Diluted Earnings per Share
As reported	$0.54	$0.50	$1.63	$1.49
Proforma	0.54	0.49	1.56	1.46

On June 20, 2005, the Board of Directors of S&T approved the accelerated vesting of the December 20, 2004 stock options awarded to eligible participants under the S&T Incentive Stock Plan which have an exercise price of $37.08. As a result of the acceleration, unvested options granted in 2004 to acquire approximately 381,000 shares of S&T's common stock, which otherwise would have vested on January 1, 2006 and the remaining shares on January 1, 2007, became immediately exercisable in full.

The fair value was estimated at the grant dates using a Black-Scholes option pricing model with the following assumption for 2005 and 2004, respectively: risk-free interest rates of 3.61 percent and 3.27 percent; a dividend yield of 2.90 percent and 3.30 percent; volatility of the expected market price of S&T's common stock of .257 and .266; and a weighted-average expected life of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. S&T's employee stock options have characteristics significantly different from those of traded options, and changes in subjective input assumptions can materially affect the fair value estimate.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board ("FASB") Statement No. 123R, "Share Based Payment," requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value. The provisions of this statement have been delayed and will be effective January 1, 2006 for all equity awards granted after the effective date. Retroactive application of the requirements of Statement No. 123 (not Statement No. 123R) to the beginning of the fiscal year that included the effective date would be permitted, but not required. Early adoption of Statement No. 123R is encouraged. Statement No. 123R requires an entity to recognize expense ratably in the income statement based on the estimated fair value of all outstanding awards that are not fully vested based on an estimate of the number of awards expensed to actually vest, exclusive of awards expected to be forfeited. S&T recognizes forfeitures as they occur. S&T expects that all outstanding awards at September 30, 2005 will be fully vested at January 1, 2006. S&T will apply Statement No. 123R beginning January 1, 2006 in its consolidated financial statements for the quarter ending March 31, 2006.

NOTE D - GOODWILL AND OTHER INTANGIBLES

S&T's balance sheet includes both tangible assets (such as land, buildings, and investments) and intangible assets (such as goodwill and core deposit intangibles). Goodwill is annually reviewed for impairment. Other intangibles are comprised of core deposit intangibles and other mortgage servicing assets, which are also reviewed for impairment on a periodic basis.

NOTE E - EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T's defined benefit plan:
	Nine months ended September 30,
(dollars in thousands)	2005	2004

Service cost - benefits earned during the period	$1,291	$1,148
Interest cost on projected benefit obligation	1,926	1,732
Expected return on plan assets	(2,582)	(2,235)
Net amortization and deferral	26	15

Net Periodic Pension Expense	$661	$660

S&T previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $2.0 million to its pension plan in 2005. As of September 30, 2005, $2.0 million of contributions have been made. No further contributions are expected to be made during 2005.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - SECURITIES

The amortized cost and market value of securities are as follows:
September 30, 2005	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Obligations of U.S. government corporations and agencies	$224,629	$659	($2,676)	$222,612
Collateralized mortgage obligations of U.S. government corporations and agencies	63,105	19	(463)	62,661
Mortgage-backed securities	41,319	95	(659)	40,755
U.S. treasury securities	497	-	-	497
Obligations of state and political subdivisions	83,441	121	(773)	82,789
Debt securities available for sale	412,991	894	(4,571)	409,314
Marketable equity securities	44,592	22,083	(315)	66,360
Other securities	23,871	-	-	23,871
Total	$481,454	$22,977	($4,886)	$499,545

December 31, 2004	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Obligations of U.S. government corporations and agencies	$234,706	$3,107	($299)	$237,514
Collateralized mortgage obligations of U.S. government corporations and agencies	46,126	402	-	46,528
Mortgage-backed securities	48,197	436	(260)	48,373
U.S. treasury securities	5,089	159	-	5,248
Obligations of state and political subdivisions	70,968	539	(309)	71,198
Corporate securities	16,222	271	-	16,493
Debt securities available for sale	421,308	4,914	(868)	425,354
Marketable equity securities	46,888	27,845	(178)	74,555
Other securities	17,997	-	-	17,997
Total	$486,193	$32,759	($1,046)	$517,906

December 31, 2004	Held to Maturity
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Obligations of state and political subdivisions	$265	$2	-	$267
Total	$265	$2	-	$267

S&T does not believe any individual unrealized loss as of September 30, 2005 and December 31, 2004 represent an other-than-temporary impairment. The unrealized losses on debt securities are primarily attributable to changes in interest rates. S&T has both the intent and the ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the age of gross unrealized losses and market value by investment category:
September 30, 2005	Less Than 12 months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$162,172	($2,299)	$9,855	($377)	$172,027	($2,676)
Collateralized mortgage obligations of U.S. government corporations and agencies	52,820	(463)			52,820	(463)
Mortgage-backed securities	15,273	(156)	15,178	(503)	30,451	(659)
Obligations of states and political subdivisions	48,027	(404)	13,671	(369)	61,698	(773)
U.S. treasury securities	497	-	-	-	497	-
Debt securities available for sale	$278,789	($3,322)	$38,704	($1,249)	$317,493	($4,571)
Marketable equity securities	3,109	(200)	709	(115)	3,818	(315)
Total	$281,898	($3,522)	$39,413	($1,364)	$321,311	($4,886)

December 31, 2004	Less Than 12 months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$34,309	($150)	$4,889	($149)	$39,198	($299)
Mortgage-backed securities	17,147	(260)	-	-	17,147	(260)
Obligations of states and political subdivisions	19,596	(275)	1,076	(34)	20,672	(309)
Debt securities available for sale	$71,052	($685)	$5,965	($183)	$77,017	($868)
Marketable equity securities	51	(2)	2,239	(176)	2,290	(178)
Total	$71,103	($687)	$8,204	($359)	$79,307	($1,046)

The amortized cost and market value of debt securities at September 30, 2005, by contractual maturity, are as set forth in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based upon the current estimated prepayment rates. The mortgage-backed securities may mature earlier or later than their weighted-average estimated maturities because of principal repayment optionality.
Available for Sale	Amortized Cost	Market Value
(dollars in thousands)
Due in one year or less	$60,774	$61,274
Due after one year through five years	270,367	267,141
Due after five years through ten years	77,544	76,659
Due after ten years	4,306	4,240
Total	$412,991	$409,314

At September 30, 2005 and December 31, 2004, investment securities with a principal amount of $289,492,000 and $294,745,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:
(dollars in thousands)	September 30, 2005	December 31, 2004

Real estate - construction	$310,490	$274,783
Real estate - mortgages:
Residential	500,624	487,445
Commercial	868,133	854,299
Commercial and industrial	661,603	601,633
Consumer installment	69,468	69,191
Gross Loans	2,410,318	2,287,351
Allowance for loan losses	(36,093)	(34,262)
Total Loans	$2,374,225	$2,253,089

Changes in the allowance for loan losses for the nine months ended September 30, were as follows:
(dollars in thousands)	2005	2004

Balance at beginning of period	$34,262	$31,478
Charge-offs	(2,758)	(5,614)
Recoveries	2,058	1,363
Net charge-offs	(700)	(4,251)
Provision for loan losses	3,500	4,900
Reclassification of allowance for loan losses on unfunded loan commitments (1)	(969)	-
Balance at end of period	$36,093	$32,127

(1)  During the second quarter of 2005, S&T reclassified $969,000 of its allowance for loan losses to a separate allowance for probable credit losses inherent in unfunded loan commitments. Net income and prior period balances were not affected by this reclassification. The separate allowance is included in other liabilities.

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans as of September 30, 2005 and December 31, 2004.

(dollars in thousands)	September 30, 2005	December 31, 2004

Recorded investment in loans considered to be impaired	$18,740	$10,458
Loans considered to be impaired that were on a nonaccrual basis	1,524	2,138
Allowance for loan losses related to loans considered to be impaired	7,078	5,712
Average recorded investment in impaired loans	11,504	13,762
Year-to-date interest income per contractual terms on impaired loans	1,021	684
Year-to-date interest income on impaired loans recognized on a cash basis	841	571

NOTE H - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and standby letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $578,621,000, unfunded other loan commitments totaled $144,774,000 and obligations under standby letters of credit totaled $205,091,000 at September 30, 2005.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Business Summary

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania and with assets of $3.1 billion at September 30, 2005. S&T provides a full range of financial services through a branch network of 50 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate services and other fiduciary services.

Financial Condition

Total assets averaged $3.1 billion in the first nine months of 2005. Average loans increased $118.1 million and average securities and federal funds sold decreased $50.6 million in the first nine months of 2005 compared to the 2004 full year average. Average deposits increased $181.5 million and average borrowings decreased $116.0 million during the nine months ended September 30, 2005 as compared to the 2004 full year average.

Lending Activity

Average loans increased $118.1 million to $2.3 billion during the nine months ended September 30, 2005 compared to the 2004 full year average. The increase is primarily attributable to $131.2 million of loan growth within the commercial loan category, offset by a $13.1 million decrease in consumer and residential loan balances due to lower origination volumes, paydowns and sales into the secondary mortgage market. Changes in the composition of the average loan portfolio during the first nine months of 2005 included increases of $112.7 million of commercial loans and $18.5 million of commercial real estate loans, offset by decreases of $9.7 million of residential mortgages and $3.4 million of installment loans.

Real estate construction and commercial loans, including mortgage and industrial, comprised 76 percent of the average loan portfolio for the nine months ended September 30, 2005 compared to 75 percent of the 2004 full year average. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by limiting concentrations and a rigorous underwriting review by loan administration. Variable-rate commercial loans were 56 percent of the commercial loan portfolio at September 30, 2005 and 57 percent at December 31, 2004.

Residential mortgage loans comprised 21 percent of the average loan portfolio for the nine months ended September 30, 2005 as compared to 22 percent for the 2004 full year average. Residential mortgage lending continued to be a strategic focus for the first nine months of 2005 through our centralized mortgage origination department, product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and a loan to value ratio of 80 percent or less. For those residential mortgage loans with a loan to value ratio between 80 and 100 percent, private mortgage insurance or a home equity term loan to credit worthy borrowers is required. At September 30, 2005, 12 percent of the residential mortgage portfolio consisted of adjustable rate mortgages with repricing terms of one, three and five years as compared to 15 percent at December 31, 2004.

S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first nine months of 2005, S&T sold $28.3 million of 1-4 family mortgages to Fannie Mae compared to $33.5 million during the first nine months of 2004. S&T will continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Consumer installment loans comprised 3 percent of the average loan portfolio for the nine months ended September 30, 2005 and for the 2004 full year average. The average balance of consumer installment loans for the nine months ended September 30, 2005 was $68.5 million compared to $71.9 million for the 2004 full year average. Installment loan decreases were primarily the result of lower origination volumes.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan underwriting standards for S&T are established by a formal policy administered by the Loan Administration Department of S&T Bank and are subject to the periodic review and approval of the S&T Bank Board of Directors. Rates and terms for commercial real estate and equipment loans normally are negotiated, subject to such variables as economic conditions, marketability of collateral, credit history of the borrower and future cash flows. The loan to value policy guideline for commercial real estate loans is generally 75-80 percent.

The loan to value policy guideline is 80 percent for residential first lien mortgages. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes secured with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of value. S&T offers a variety of unsecured and secured installment loan and credit card products. However, the majority of the consumer loan portfolio is automobile loans. Loan to value guidelines for direct loans are 90 -100 percent of invoice for new automobiles and 80-90 percent of National Automobile Dealer Association (NADA) value for used automobiles.

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

Securities Activity

Average securities and federal funds sold decreased by $50.6 million in the first nine months of 2005 compared to the 2004 full year average. The decrease in securities is partially attributable to an S&T Asset Liability Committee ("ALCO") strategy to reduce balances in both securities and borrowings to mitigate the interest rate risk of a flattening yield curve. The average decrease was comprised of $67.2 million in U.S. government agency securities, $7.1 million in other securities, $1.2 million of U.S. treasury securities and $1.9 million of Federal Home Loan Bank capital stock. Offsetting these decreases were average increases of $14.1 million of mortgage-backed securities and collateralized mortgage obligations, $9.1 million in states and political subdivisions, $1.0 million of corporate stocks and $2.6 million of federal funds sold. At September 30, 2005, the equity securities portfolio had net unrealized gains of $21.8 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to changes in market value. Other securities are comprised primarily of FHLB capital stock that is a membership and borrowing requirement and is acquired and sold at stated value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate securities and marketable equity securities as available for sale. On a quarterly basis, management evaluates the security portfolios for other than temporary declines in fair value. At September 30, 2005 unrealized gains, net of unrealized losses, for securities classified as available for sale were $18.1 million. Unrealized losses related to S&T's debt securities portfolio totaled $4.6 million at September 30, 2005. S&T has the intent and ability to hold these debt securities until maturity or until fair value recovers above cost.

Allowance for Loan Losses

The balance in the allowance for loan losses was $36.1 million or 1.50 percent of total loans at September 30, 2005 as compared to $34.3 million or 1.50 percent of total loans at December 31, 2004. During the second quarter 2005, S&T split its allowance for credit losses into an allowance for loan losses and an allowance for lending-related commitments such as unfunded commercial real estate and commercial & industrial loan commitments. This resulted in a decrease in the allowance for loan losses of $1.0 million and a reduction in the allowance for loan losses to total loans from 1.44 percent to 1.40 percent at June 30, 2005.

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

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Amounts are added to the allowance for loan losses through a charge to current earnings through the provision for loan losses, based upon management's assessment of the adequacy of the allowance for loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical charge-off rates for all loan categories and fluctuations and trends in various risk factors. Factors to consider are the level of S&T's historical charge-offs that have occurred within the credit's economic life cycle. Management also assesses qualitative factors such as portfolio credit trends, unemployment trends, vacancy trends, peer loss trends, loan growth and variable interest rate factors.

Significant to this analysis and assessment is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to the continuing loan growth, many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends and to assess potential weaknesses within specific credits. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the allowance for loan losses. During the first nine months of 2005, the risk rating profile of the portfolio remained relatively stable. Management believes its quantitative and qualitative analysis and risk-rating process is sufficient and enables it to conclude that the total allowance for loan losses is adequate to absorb probable loan losses.

Net loan charge-offs totaled $0.7 million in the first nine months of 2005 compared to $4.3 million in the first nine months of 2004. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at September 30, 2005 was $8.4 million or 0.35 percent of total loans. This compares to nonperforming loans of $6.3 million or 0.28 percent of total loans at December 31, 2004. The majority of the increase in nonperforming loans relates to one commercial credit, which management believes to be fully collateralized at the present time. The provision for loan losses was $3.0 million for the third quarter of 2005, as compared to $1.5 million for the same period last year. The provision is based on management's detailed quarterly analysis of the adequacy of the allowance for loan losses. During the third quarter of 2005, S&T recorded a specific allowance for one impaired commercial loan relationship which accounted for the majority of the provision for loan losses for the third quarter of 2005. S&T's exposure with respect to this one commercial loan has been appropriately considered in determining the adequacy of its allowance for loan losses based on S&T's expectation of future cash flows.

Deposits

Average total deposits increased by $181.5 million, or 9 percent, during the nine months ended September 30, 2005 as compared to the 2004 full year average. Changes in the average deposit mix include increases of $229.5 million in savings accounts, $18.1 million in demand deposits and $19.3 million in certificates of deposit. Offsetting these increases is decreases of $82.1 million in money market accounts and $3.3 million in NOW accounts. The increase in savings accounts is primarily attributable to the success of the Green Plan savings account, which has grown to $403.3 million at September 30, 2005 since its introduction in August 2004. The Green Plan account is indexed to the Federal Reserve Fed Funds Target Rate and compliments S&T's asset sensitive balance sheet and growing portfolio of variable rate loans very well from an asset/liability management perspective. Deposit growth has been an important strategic initiative for S&T, through the expansion of retail facilities, promotions and new products. Other important strategies include providing cash management services to commercial customers to increase transaction related deposits, and delivery services such as electronic banking.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Time deposits of $100,000 and over were 9 percent of total deposits at September 30, 2005 and December 31, 2004, respectively, and primarily represent deposit relationships with local customers in our market area. Periodically, S&T enters into brokered certificates of deposit with outside brokerage firms.

Borrowings

Average borrowings decreased $116.0 million for the first nine months ended September 30, 2005 compared to the 2004 full year average as a result of increased deposit growth and lower levels of investment securities. Borrowings were comprised of retail repurchase agreements ("REPOs"), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings. S&T defines repurchase agreements with its local retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The average balance in retail REPOs decreased approximately $10.7 million for the first nine months of 2005 compared to the 2004 full year average. S&T views retail REPOs as a relatively stable source of funds because most of these accounts are with local long-term customers. Average federal funds purchased decreased by $4.1 million and average wholesale REPOs and FHLB advances decreased by $73.9 million for the first nine months of 2005 compared to the full year 2004 average.

Average long-term borrowings have decreased by $27.3 million in the first nine months of 2005 as compared to the full year 2004 average. S&T had average long-term borrowings outstanding of $76.6 million during the nine months ended September 30, 2005. The purpose of these borrowings was to provide matched, fixed rate funding for newly originated loans, to mitigate the risk associated with volatile liability funding, and to take advantage of lower cost funds through the FHLB's Community Investment Program.

Capital Resources

Shareholders' equity increased $2.9 million at September 30, 2005, compared to December 31, 2004. Net income was $43.7 million and dividends paid to shareholders were $22.0 million for the nine months ended September 30, 2005. Also affecting capital is a decrease of $8.8 million in unrealized gains on securities available for sale, stock buybacks of 522,500 shares during the first nine months of 2005 at an average cost of $35.02 per share and the issuance of 286,200 shares through the exercise of employee and director stock options.

S&T paid 50 percent of net income in dividends, equating to a projected annual dividend yield of approximately 3 percent utilizing the September 30, 2005 closing market price of $37.80. The book value of S&T's common stock increased from $13.12 at December 31, 2004 to $13.35 at September 30, 2005. The market price of S&T's common stock was $37.80 per share at September 30, 2005, compared to $37.69 per share at December 31, 2004.

S&T continues to maintain a strong capital position with a leverage ratio of 9.6 percent as compared to the minimum regulatory guideline of 3.0 percent. S&T's risk-based capital Tier I and Total ratios were 10.7 percent and 12.4 percent, respectively, at September 30, 2005. These ratios place S&T above the Federal Reserve Board's risk-based capital guidelines of 4.0 percent and 8.0 percent for Tier I and Total, respectively.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission ("SEC") for the issuance of up to $150.0 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T can use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2005, S&T had not utilized the shelf registration statement.

EXPLANATION OF USE OF NON-GAAP FINANCIAL MEASURES

In addition to measures of the results of operations of S&T presented in accordance with generally accepted accounting principles ("GAAP"), S&T management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully tax-equivalent basis and operating revenue. S&T believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and our business and enhance investors' understanding. However, these non-GAAP financial measures should not be considered an alternative to GAAP.

Operating revenue is the sum of net interest income and noninterest income less security gains. In order to understand the significance of net interest income to S&T's business and operating results, S&T management believes it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Nine months ended September 30, 2005 compared to
Nine months ended September 30, 2004

Net Income

Net income was $43.7 million or $1.63 diluted earnings per share for the first nine months of 2005 as compared to $39.8 million or $1.49 diluted earnings per share for the same period of 2004. The increase during the first nine months of 2005 was primarily the result of increases in net interest income, noninterest income and lower loan loss provision, offset by lower security gains and an increase in noninterest expense.

Net Interest Income

Net interest income on a fully taxable equivalent basis increased $4.4 million or 5 percent for the first nine months of 2005 as compared to the same period of 2004. The net interest margin on a fully taxable equivalent basis was 4.07 percent in the first nine months of 2005 as compared to the 3.97 percent in the same period of 2004. The increase in net interest margin is primarily attributable to the effect of higher short-term interest rates on an asset sensitive balance sheet, growth in core deposits and reduced balance sheet leveraging activities as the risk reward for leveraging activities have been significantly reduced by a flattening yield curve. Tax-exempt income on a fully-taxable equivalent basis using the statutory corporate income tax rate of 35 percent was $3.0 million for the nine months ended September 30, 2005 and $2.8 million for the same period of 2004.

For the first nine months of 2005, average loans increased $138.2 million, and average securities and federal funds sold decreased $62.0 million as compared to the same period of 2004. The yields on average loans increased by 66 basis points from the comparable period in 2004 and the yield on average securities increased by 23 basis points.

For the first nine months of 2005, balances of average interest-bearing deposits increased by $188.0 million as compared to the same period of 2004. The cost of deposits totaled 2.29 percent, an increase of 46 basis points from the comparable period in 2004 due to increased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds increased 151 basis points to 3.21 percent.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully taxable equivalent basis:
	Nine Months Ended September 30,
(dollars in thousands)	2005	2004

Interest income per consolidated statements of income	$125,646	$109,563
Adjustment to fully taxable equivalent basis	3,002	2,769
Interest income adjusted to a fully taxable equivalent basis	128,648	112,332
Interest expense	41,523	29,603
Net interest income adjusted to a fully taxable equivalent basis	$87,125	$82,729

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Nine Months Ended September 30,
	2005			2004
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,343.5	$111.3	6.35%	$2,205.3	$93.9	5.69%
Securities/Other (1)	517.2	17.3	4.47%	579.2	18.4	4.24%
Total interest-earning assets	2,860.7	128.6	6.01%	2,784.5	112.3	5.39%
Noninterest-earning assets	189.6			179.0
Total	3,050.3			2,963.5
Liabilities and Shareholders' Equity
NOW/money market/savings	918.4	9.5	1.39%	752.8	2.9	0.52%
Time deposits	876.9	21.3	3.24%	854.5	19.2	3.00%
Borrowed funds < 1 year	369.4	8.1	2.93%	476.4	4.5	1.25%
Borrowed funds > 1 year	76.6	2.6	4.57%	109.8	3.0	3.68%
Total interest-bearing liabilities	2,241.3	41.5	2.48%	2,193.5	29.6	1.80%
Noninterest-bearing liabilities:
Demand deposits	409.9			385.5
Shareholders' equity/Other	399.1			384.5
Total	$3,050.3			$2,963.5
Net yield on interest-earning assets			4.07%			3.97%

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

Positively affecting net interest income was a $28.4 million increase in average net free funds in the first nine months of 2005 as compared to the same period of 2004. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders' equity over nonearning assets.

Maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to S&T's financial performance because net interest income comprised 78 percent of operating revenue for the first nine months of 2005. A variety of asset/liability management strategies were successfully implemented within prescribed Asset/Liability Committee risk parameters that enabled S&T to maintain a net interest margin reasonably consistent with historical levels during a volatile interest rate environment. The level and mix of funds are monitored by the Asset/Liability Committee in order to mitigate the interest rate sensitivity and liquidity risks of the balance sheet.

Provision for Loan Losses

The provision for loan losses was $3.5 million for the first nine months of 2005 and $4.9 million for the same period of 2004. The provision is the result of management's assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio. A statistical model is used for the determination of the adequacy of the allowance for loan losses. Changes in the provision and allowance for loan losses are directionally consistent with changes in credit quality and other risk factors. During the third quarter of 2005, S&T recorded a specific allowance for one impaired commercial loan relationship which accounted for the majority of the provision for loan losses for the third quarter of 2005. S&T's exposure with respect to this one commercial loan has been appropriately considered in determining the adequacy of its allowance for loan losses based on S&T's expectation of future cash flows from this commercial loan relationship.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. Also affecting the amount of the allowance, and resulting provision is loan growth and portfolio composition. Most of the loan growth during the third quarter of 2005 and 2004 is attributable to larger-sized commercial loans. Net charged-off loans were $0.7 million and $4.3 million for the first nine months of 2005 and 2004, respectively. Nonperforming loans to total loans was 0.35 percent at September 30, 2005 compared to 0.69 percent at September 30, 2004.

Noninterest Income

Noninterest income, excluding investment security gains, increased $2.9 million to $24.1 million for the nine-month period ended September 30, 2005, as compared to the same period of 2004. Fees from insurance and wealth management increased $1.5 million or 19 percent for the first nine months of 2005 compared to 2004. Wealth management activities increased $0.7 million or 16 percent for the nine-month period ended September 30, 2005 as compared to the same period of 2004 as a result of new business and general market improvements. The increase of $0.8 million or 23 percent for the first nine months of 2005 as compared to 2004 in insurance is primarily attributable to stronger overall sales volume and the acquisition of Bennett Associates Inc. and Cowher-Nehrig & Company during the first quarter of 2005. Letter of credit fees increased $0.2 million or 13 percent for the first nine months of 2005 compared to 2004 primarily due to increased volume. Other fee income increases of $1.1 million for the nine month period ended September 30, 2005, as compared to the same period of 2004, reflect normal organization expansion and include increases of $0.4 million in debit/credit card activity, $0.3 million of commercial loan swap fees and $0.4 million in gains on the sale of real estate owned or acquired through foreclosure.

S&T recognized $3.8 million of gains on available for sale equity securities in the first nine months of 2005 as compared to $4.4 million in the same period of 2004. The decrease is primarily the result of less market opportunities this period as compared to the same period last year. Unrealized gains, net of unrealized losses, in the available for sale equity portfolio totaled $21.8 million at September 30, 2005, compared to $24.8 million at September 30, 2004.

Noninterest Expense

Noninterest expense increased by $1.9 million or 4 percent during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Salaries and employee benefit expense increased $1.3 million or 5 percent primarily attributable to the effects of year-end merit increases and increased staffing levels to implement new strategic initiatives and retail facilities. These increased staff expenses were offset by lower medical plan costs in 2005 and an increase in deferred loan origination costs resulting from higher loan volumes in 2005. Average full-time equivalent staff was 785 at September 30, 2005 compared to 774 at September 30, 2004 reflecting increased business activity, particularly in the commercial lending and credit administration areas. Occupancy, furniture and equipment expense increased $0.9 million during the first nine months of 2005 as compared to the same period of 2004 as a result of several facility restructurings and additions which included the loss on the sale of an obsolete branch building, the donation of another branch to a local municipality, the write-off of leasehold improvements in a vacated leased office and the addition of five new branches. In addition, S&T recently renegotiated a shorter lease term for existing headquarter facilities in anticipation of the construction of a new building targeted for completion in the third quarter of 2006. Data processing and marketing expenses have increased $0.2 million and $0.1 million, respectively, during the first nine months of 2005 as compared to the same period of 2004, primarily as a result of increased organizational growth related to increased business activity, particularly in the commercial lending and credit administration areas. The decrease of $0.7 million in other expense for the first nine months of 2005 as compared to the same period of 2004 is primarily attributable to a $0.4 million reduction in the losses on low-income housing and historical rehabilitation tax credit projects.

S&T's efficiency ratio, which measures noninterest expense, as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 42 percent for the nine months ended September 30, 2005 and 43 percent for the nine months ended September 2004.

Federal Income Taxes

Federal income tax expense increased $2.1 million for the nine months ended September 30, 2005 as compared to the same period of 2004. The effective tax rate for the first nine months of 2005 was 30 percent compared to 29 percent for the nine months ended September 30, 2004, which is below the 35 percent statutory rate due primarily to benefits resulting from tax-exempt interest, excludable dividend income, low income housing tax credits and the defined contribution retirement plan dividend deduction.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Three months ended September 30, 2005 compared to
Three months ended September 30, 2004

Net Income

Net income was $14.4 million or $0.54 per diluted earnings per share in the third quarter of 2005 compared to $13.3 million or $0.50 per diluted earnings per share for the same period of 2004. The increase during the third quarter of 2005 was primarily the result of increases in net interest income, noninterest income and decreased noninterest expenses, offset by a higher loan loss provision.

Net Interest Income

On a fully taxable equivalent basis, net interest income increased $1.4 million or 5 percent in the third quarter of 2005, compared to the same period of 2004. The increase in net interest income is a result of a $75.8 million increase in average interest earning assets and improvement in the net interest margin. The increase in net interest margin is primarily attributable to the effect of higher short-term interest rates on an asset sensitive balance sheet, growth in core deposits and reduced balance sheet leveraging activities as the risk reward for leveraging activities have been significantly reduced by a flat yield curve. Net interest margin on a fully taxable equivalent basis was 4.03 percent for the third quarter of 2005, as compared to 3.96 percent for the same period of 2004.

In the third quarter of 2005, average loans increased $116.7 million, and average securities and average federal funds sold decreased $40.9 million as compared to the third quarter of 2004. The yields on average loans increased by 81 basis points from the comparable period in 2004 and the yield on average securities increased by 15 basis points.

In the third quarter of 2005, balances of average interest-bearing deposits increased by $215.1 million as compared to the same period of 2004. The cost of deposits totaled 2.52 percent, an increase of 64 basis points from the comparable period in 2004 due to increased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds increased 167 basis points to 3.61 percent.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully taxable equivalent basis:
	Three Months Ended September 30,
	2005	2004
(dollars in thousands)
Interest income per consolidated statements of income	$44,035	$37,726
Adjustment to fully taxable equivalent basis	1,024	927
Interest income adjusted to a fully taxable equivalent basis	45,059	38,653
Interest expense	15,595	10,549
Net interest income adjusted to a fully taxable equivalent basis	$29,464	$28,104

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Three Months Ended September 30,
	2005			2004
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,381.6	$39.3	6.55%	$2,264.9	$32.7	5.74%
Securities/Other (1)	515.7	5.8	4.43%	556.6	6.0	4.28%
Total interest-earning assets	2,897.3	45.1	6.17%	2,821.5	38.7	5.45%
Noninterest-earning assets	193.2			180.7
Total	3,090.5			3,002.2
Liabilities and Shareholders' Equity
NOW/money market/savings	955.2	4.1	1.70%	751.9	1.1	0.56%
Time deposits	900.2	7.7	3.38%	888.4	6.7	2.98%
Borrowed funds < 1 year	338.8	2.8	3.35%	486.1	1.8	1.50%
Borrowed funds > 1 year	82.2	1.0	4.68%	95.7	1.0	4.14%
Total interest-bearing liabilities	2,276.4	15.6	2.72%	2,222.1	10.6	1.89%
Noninterest-bearing liabilities:
Demand deposits	413.7			400.0
Shareholders' equity/Other	400.4			380.1
Total	$3,090.5			$3,002.2
Net yield on interest-earning assets			4.03%			3.96%

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

Provision for Loan Losses

The provision for loan losses was $3.0 million for the third quarter of 2005 and $1.5 million for the third quarter of 2004. The provision is the result of management's assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio. A statistical model is used for the determination of the adequacy of the allowance for loan losses. Changes in the provision and allowance for loan losses are directionally consistent with changes in credit quality and other risk factors. During the third quarter of 2005, S&T recorded a specific allowance for one impaired commercial loan relationship which accounted for the majority of the provision for loan losses for the third quarter of 2005. S&T's exposure with respect to this one commercial loan has been appropriately considered in determining the adequacy of its allowance for loan losses based on S&T's expectation of future cash flows from this commercial loan relationship.

Credit quality is the most important factor in determining the amount of the allowance and the resulting provision. Also affecting the amount of the allowance, and resulting provision, is loan growth and portfolio composition. Most of the loan growth during the third quarter of 2005 and 2004 is attributable to larger-sized commercial loans. Net charged-off loans were $0.4 million and $2.2 million for the third quarter of 2005 and 2004, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Income

Noninterest income, excluding security gains, increased $1.3 million or 19 percent in the third quarter of 2005 as compared to 2004. Increases included $0.3 million in wealth management fees, $0.2 million in service charges on deposit accounts, $0.2 million in insurance, $0.1 million in mortgage banking and $0.5 million increase in other income. The increase in wealth management fees is a result of new business and general market improvements as well as a $0.2 million increase in discount brokerage fees. The increase in insurance is attributable to stronger overall sales volume and the acquisition of Bennett Associates Inc. and Cowher-Nehrig & Company during the first quarter of 2005. The increase of $0.5 million in other income is primarily attributable to $0.2 million in gains on the sale of real estate owned or acquired through foreclosure, $0.1 million increase in debit/credit card activities and $0.2 million increase in commercial loan swap fees. S&T recognized $1.3 million of gains on available for sale securities in the third quarter of 2005 as compared to $1.1 million in the same period of 2004. The modest increase is primarily the result of slightly more market opportunities this period as compared to the same period last year.

Noninterest Expense

Noninterest expense decreased $0.2 million or 1 percent in the third quarter of 2005 as compared to the third quarter of 2004. Salaries and employee benefits expense increased $0.3 million or 4 percent primarily attributable to the effects of year-end merit increases and increased staffing levels, offset by lower medical plan costs in 2005. Average full-time equivalent staff was 793 for the three months ended September 30, 2005 compared to 773 for the same period of 2004 reflecting increased business activity, particularly in the commercial lending and credit administration areas. Occupancy, furniture and equipment expense increased $0.1 million or 8 percent during the quarter as a result of a shorter lease term for existing headquarter facilities in anticipation of the construction of a new building targeted for completion in the third quarter of 2006 and the addition of five new branches since the third quarter of 2004. Data processing expense increased $0.1 million or 9 percent as compared to the same period in 2004 due to higher activity levels related to increased business activity. Other expenses decreased $0.8 million primarily due to a $0.4 million reduction in the losses on low income housing and historical rehabilitation tax credit projects, a $0.2 million decrease to unfunded loan commitments and a $0.1 million refund resulting from a sales/use tax review initiative.

Federal Income Taxes

Federal income tax expense increased $0.4 million in the third quarter of 2005 as compared to the third quarter of 2004. The effective tax rate for the second quarter of 2005 and 2004 was 29 percent, which is below the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and low-income housing tax credits.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

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

These forward-looking statements are based on current expectations, estimates and projections about S&T's business, management's beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements.

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

CONTROLS AND PROCEDURES

Item 4.  The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of S&T's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act, as amended, as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that S&T's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, S&T's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         The following information describes the activity that has taken place during 2005 with respect to S&T's share repurchase plan:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares that can be Purchased Under the Plan

January 1, 2005 - March 31, 2005(1)(2)(3)	115,000	$36.21	115,000
April 1, 2005 - April 30, 2005	129,100	$33.83	244,100
May 1, 2005 - May 31, 2005	194,500	$34.90	438,600
June 1, 2005 - June 30, 2005	79,900	$35.41	518,500
July 1, 2005 - September 30, 2005	4,000	$36.96	522,500
Total	522,500	$35.02	522,500	1,000,000

(1)  The plan was announced on December 20, 2004.
(2)  The plan was approved by the S&T Board of Directors for the repurchase of up to 1,000,000 shares.
(3)  The expiration date of the plan is December 31, 2005.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable

OTHER INFORMATION - continued

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

S&T Bancorp, Inc. (Registrant)

Date: November 4, 2005	/s/ Robert E. Rout
Robert E. Rout Senior Executive Vice President, Chief Financial Officer and Secretary