Form 10-K
period 2005-12-31
S&T BANCORP INC
filed 2006-03-01
CIK 719220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2005

Commission file number 1-12508

S&T BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1434426
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (800) 325-2265

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $2.50 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. {☑}

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2005:

Common Stock, $2.50 par value — $900,184,546

The number of shares outstanding of the issuer’s classes of common stock as of February 9, 2006:

Common Stock, $2.50 par value — 26,238,580 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held April 17, 2006 are incorporated by reference into Part III.

Part I

Item 1.  BUSINESS

General

S&T Bancorp, Inc. (“S&T”; references to “we” or “us” refers to S&T, including on a consolidated basis with our subsidiaries where appropriate) was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and has two wholly owned subsidiaries, S&T Bank and 9th Street Holdings, Inc. S&T owns a one-half interest in Commonwealth Trust Credit Life Insurance Company (“CTCLIC”). S&T is registered as a financial holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“BHCA”).

As of December 31, 2005, S&T had approximately $3.2 billion in total assets, $352.4 million in total shareholder’s equity and $2.4 billion in total deposits. S&T Bank deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent provided by law.

S&T Bank is a full service bank with its Main Office at 43 South Ninth Street, Indiana, Pennsylvania, providing service to its customers through a branch network of 50 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania.

S&T Bank’s services include accepting time and demand deposit accounts, originating commercial and consumer loans, providing letters of credit, offering discount brokerage services, personal financial planning, credit card services and insurance products. Management believes that S&T Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). S&T Bank has not experienced significant fluctuations in deposits.

Total wealth management assets were approximately $1.2 billion at December 31, 2005. Wealth Management Services include services as executor and trustee under wills and deeds, as guardian and custodian of employee benefit and other trusts and brokerage services.

S&T Bank has four wholly owned subsidiaries, S&T Insurance Group, LLC, S&T Bancholdings, Inc., S&T Professional Resources Group, LLC and Stewart Capital Advisors, LLC. In May 2002, S&T Professional Resources Group, LLC was formed to market software developed by S&T. In August 2002, S&T Bancholdings, Inc. was formed as an investment holding company. In August 2002, S&T Bank acquired Evergreen Insurance Associates, Inc., a multi-line insurance agency with a client base of approximately 2,000 customers in Pennsylvania, Maryland and West Virginia. Evergreen Insurance Associates, Inc. was merged into Evergreen Acquisition, LLC, with a resulting name change to Evergreen Insurance Associates, LLC (“Evergreen”), a wholly owned subsidiary of S&T Insurance Group, LLC. Evergreen provides insurance programs structured to the individual needs of its customers, and offers a full line of commercial property and casualty insurance, group life and health coverage, employee benefit solutions as well as personal insurance. In September 2005, Stewart Capital Advisors, LLC was formed as a registered investment advisor to provide financial planning and investment advisory services to high net worth customers.

Employees

As of December 31, 2005, S&T Bank and subsidiaries had 789 full-time equivalent employees. S&T provides a variety of employment benefits and considers its relationship with its employees to be good.

Access to United States Securities and Exchange Commission Filings

All reports filed electronically by S&T with the United States Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and our annual proxy statements, as well as any amendments to those reports, are

Item 1.  BUSINESS — continued

accessible at no cost on our website at www.stbancorp.com. These filings are also accessible on the SEC’s website at www.sec.gov. You may also read and copy any material S&T files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Supervision and Regulation

General

S&T and S&T Bank are each extensively regulated under both federal and state law. The following describes certain aspects of such regulation and does not purport to be a complete description of all regulations that affect S&T or all aspects of such regulations.

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

Any change in applicable laws or regulations, or in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on our business, operations and earnings.

S&T

S&T is a bank holding company subject to regulation under the BHCA, and the examination and reporting requirements of the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”). Under the BHCA a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any additional bank, or merge or consolidate with another bank holding company, without the prior approval of the Federal Reserve Board. S&T has received such approvals from the Federal Reserve Board for the following passive ownership positions:

Name of Entity	% Approved	% of Outstanding Shares Owned by S&T
Allegheny Valley Bancorp, Inc.	14.0%	14.0%
CBT Financial Corp.	9.9%	5.4%
IBT Bancorp, Inc.	9.9%	7.9%

S&T also is subject to the supervision and regulation of the Pennsylvania Department of Banking (“PADB”). S&T became a financial holding company under BHCA as amended by the Gramm-Leach-Bliley Act of 1999 (“GLB”) in 2001. In order to maintain its status as a financial holding company, all depository institutions controlled by the bank holding company must be well capitalized and well managed, and have at least a “satisfactory” Community Reinvestment Act (“CRA”) rating. S&T and S&T Bank currently satisfy these criteria. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The GLB defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Banks also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance

Item 1.  BUSINESS — continued

company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a “satisfactory” CRA rating. The GLB also establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the SEC will regulate their securities activities and state insurance regulators will regulate their insurance activities. In addition, rules developed by the federal banking agencies pursuant to the GLB require disclosure of privacy policies to consumers and in some circumstances, allow consumers to prevent the disclosure of certain personal information to nonaffiliated third parties.

S&T is presently engaged in nonbanking activities through the following six entities: 9th Street Holdings, Inc., S&T Bancholdings, Inc., CTCLIC, S&T Insurance Group, LLC, S&T Professional Resources Group, LLC and Stewart Capital Advisors, LLC. 9th Street Holdings, Inc. was formed in June 1988 and S&T Bancholdings, Inc. was formed in August 2002 to hold and manage a group of investments previously owned by S&T Bank and to give S&T additional latitude to purchase other investments. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC distributes high-quality life insurance and long-term disability income insurance products through Evergreen Insurance Associates, LLC. During 2002, S&T Insurance Group, LLC expanded into the property and casualty insurance business with the acquisition of Evergreen Insurance, LLC. S&T Professional Resources Group, LLC markets software developed by S&T. Stewart Capital Advisors, LLC was formed September 1, 2005 to act as a registered investment advisor.

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

S&T Bank

As a state-chartered, commercial bank, the deposits of which are insured by the Bank Insurance Fund (“BIF”) of the FDIC, S&T Bank is subject to the supervision and regulation of the PADB and the FDIC. S&T Bank also is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted, and limits on the type of other activities in which S&T Bank may engage and the investments it may make.

S&T Bank also is subject to federal laws that limit the amount of transactions between itself and S&T or S&T’s nonbank subsidiaries. Under these provisions, transactions by a bank with its parent company or any nonbank affiliate generally are limited to 10 percent of the bank subsidiary’s capital and surplus or 20 percent in the aggregate. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. The GLB imposes similar restrictions on transactions between a bank and its financial subsidiaries. A bank, such as S&T Bank is prohibited from purchasing any “low quality” asset from an affiliate. S&T Bank is in compliance with these provisions.

Item 1.  BUSINESS — continued

Insurance of Accounts; Depositor Preference

The deposits of S&T Bank are insured up to applicable limits per insured depositor by the Bank Insurance Fund (“BIF”) of the FDIC. As an FDIC-insured bank, S&T Bank also is subject to FDIC insurance assessments. Currently, the amount of FDIC assessments paid by individual insured depository institutions ranges from zero to $0.27 per $100 of insured deposits, based on their relative risk to the deposit insurance funds, as measured by the institutions’ regulatory capital position and other supervisory factors. S&T Bank currently pays the lowest premium rate based upon this risk assessment. However, the FDIC retains the ability to increase regular assessments and to levy special additional assessments.

In addition to deposit insurance fund assessments, beginning in 1997, the FDIC assessed BIF-assessable and Savings Association Insurance Fund (“SAIF”)-assessable deposits to fund the repayment of debt obligations of the Financing Corporation (“FICO”). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2005, the current annualized rate established by the FDIC for both BIF-assessable and SAIF-assessable deposits was 1.34 basis points (hundredths of one percent).

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

On February 1, 2006, the FDIC Reform Act of 2005 was enacted by Congress. This legislation, among other changes, will merge the BIF and SAIF into one fund, increase insurance coverage for retirement accounts to $250,000 and index the deposit levels for inflation.

Capital

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, both S&T and S&T Bank generally are required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8.00 percent. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total capital”). At December 31, 2005, S&T’s Tier 1 and Total capital ratios were 10.52 percent and 12.09 percent, respectively, and the ratios of Tier 1 capital and Total capital to total risk-adjusted assets for S&T Bank were 9.57 percent and 10.89 percent, respectively.

In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to 3.00 percent for bank and bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing significant growth or expansion. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. At December 31, 2005, S&T’s leverage ratio was 9.50 percent, and S&T Bank’s leverage ratio was 8.61 percent.

Both the Federal Reserve Board’s and the FDIC’s risk-based capital standards explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an

Item 1.  BUSINESS — continued

institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank’s capital adequacy. The Federal Reserve Board also has issued additional capital guidelines for certain bank holding companies that engage in trading activities. S&T does not believe that consideration of these additional factors will affect the regulators’ assessment of S&T’s or S&T Bank’s capital position.

Payment of Dividends

S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of S&T’s revenues consist of dividend payments it receives from S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. S&T does not expect that any of these laws, regulations or policies will materially influence S&T’s or S&T Bank’s ability to pay dividends. During the year ended December 31, 2005, S&T Bank paid $29.3 million in cash dividends to S&T.

Other Safety and Soundness Regulations

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by the law. Under regulations established by the federal banking agencies, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6.00 percent, a Total capital ratio of at least 10.00 percent and a leverage ratio of at least 5.00 percent and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4.00 percent, a Total capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent, or 3.00 percent in some cases. As of December 31, 2005, S&T Bank was classified as “well capitalized.” The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.

The federal banking agencies’ prompt corrective action powers (which increase depending upon the degree to which an institution is undercapitalized) can include, among other things, requiring an insured depository institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution’s parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution. Among other things, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval.

As required by FDICIA, the federal banking agencies also have adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate

Item 1.  BUSINESS — continued

systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not in compliance with any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions described above.

Regulatory Enforcement Authority

The enforcement powers available to federal banking agencies are substantial and include, among other things and in addition to other powers described herein, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banks and bank holding companies and “institution affiliated parties,” as defined in the Federal Deposit Insurance Act (“FDIA”). In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, S&T Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and the Community Reinvestment Act (the “CRA.”)

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate-income neighborhoods. Furthermore, such assessment also is required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a bank holding company (including a financial holding company) applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” S&T Bank was rated “satisfactory” in its most recent CRA evaluation.

Item 1.  BUSINESS — continued

Anti-Money Laundering Legislation

S&T Bank is subject to the Bank Secrecy Act and its implementing regulations and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. Among other things, these laws and regulations require S&T Bank to take steps to prevent the use of S&T Bank to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. S&T Bank also is required to develop and implement a comprehensive anti-money laundering compliance program. Banks also must have in place appropriate “know your customer” policies and procedures. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Competition

S&T Bank competes with other local, regional and national financial service providers, such as other financial holding companies, commercial banks, savings associations, credit unions, finance companies and brokerage and insurance firms. The financial service industry is likely to become more competitive as further technological advances enable more companies to provide financial services on a more efficient and convenient basis.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as S&T, with equity or debt securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”). In particular, the Sarbanes-Oxley Act established: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) requirements with respect to the establishment and evaluation of disclosure controls and procedures and internal control over financial reporting, and the audit of internal control over financial reporting; (3) additional responsibilities for the Chief Executive Officer and Chief Financial Officer of the reporting company with respect to financial statements and other information included in Exchange Act reports; (4) new standards for auditors and regulation of audits; (5) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (6) new and increased civil and criminal penalties for violations of the securities laws.

Item 1A.  RISK FACTORS

Investments in S&T common stock involve risk. The following discussion highlights risks management believes are material for our company, but does not necessarily include all risks that S&T may face.

The market price of S&T common stock may fluctuate significantly in response to a number of factors, including:

•	changes in securities analysts’ estimates of financial performance
•	volatility of stock market prices and volumes
•	changes in market valuations of similar companies
•	changes in interest rates since net interest income comprises the majority of our revenue and is significantly influenced by changes in interest rates
•	new products or services offered in the banking and/or financial services industries
•	variations in quarterly or annual operating results

Item 1A.  RISK FACTORS — continued

•	new litigation
•	regulatory actions including new laws and regulations and continued compliance with existing laws and regulation
•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies

If S&T does not adjust to changes in the financial services industry, its financial performance may suffer.

S&T’s ability to maintain its history of strong financial performance and return on investment to shareholders will depend in part on its ability to expand its scope of available financial services to its customers. In addition to other banks, competitors include security dealers, brokers, mortgage bankers, investment advisors, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.

Future governmental regulation and legislation could limit our growth.

S&T is subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of our operations. Changes to these laws could affect our ability to deliver or expand our services and diminish the value of our business. See “Supervision and Regulation” for additional information.

Changes in interest rates could reduce income and cash flow.

S&T’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. Interest rates are beyond our control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits. Although increases in interest rates would result in additional interest income from each new loan made or serviced, the number of new loans is likely to decrease as interest rates rise. Any revenue reductions from fewer loans and increased interest expense paid in connection with borrowed funds and deposits may not be offset by the higher income as a result of increased interest rates.

Item 1B.  UNRESOLVED STAFF COMMENTS

There were no comments received from the Securities and Exchange Commission regarding S&T’s periodic or current reports within the last 180 days prior to December 31, 2005.

Item 2.  PROPERTIES

S&T operates 50 banking offices in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson, Westmoreland and surrounding counties in Pennsylvania.

S&T owns land and banking offices at the following locations:

133 Philadelphia Street Armagh, PA 15920	205 East Market Street Blairsville, PA 15717	111 Resort Plaza Drive Blairsville, PA 15717	456 Main Street Brockway, PA 15824

256 Main Street Brookville, PA 15825	209 Allegheny Boulevard Brookville, PA 15825	100 South Chestnut Street Derry, PA 15627	410 Main Street Clarion, PA 16214

650 Main Street Clarion, PA 16214	85 Greensburg Street Delmont, PA 15626	200 Patchway Road Duncansville, PA 16635	614 Liberty Boulevard DuBois, PA 15801

Coral Reef & Crooked Island Roads DuBois, PA 15801	35 West Scribner Avenue DuBois, PA 15801	34 North Main Street Homer City, PA 15748	420 Pleasantview Drive & Armstrong Street Ford City, PA 16226

920 Fifth Avenue Ford City, PA 16226	701 East Pittsburgh Street Greensburg, PA 15601	Route 119 and Lucerne Road Lucernemines, PA 15754	2175 Route 286 South Indiana, PA 15701

100 South Fourth Street Youngwood, PA 15697	501 Philadelphia Street Indiana, PA 15701	2190 Hulton Road Verona, PA 15147	4385 Old Wm. Penn Hwy Monroeville, PA 15146

4251 Old Wm. Penn Hwy Murrysville, PA 15668	628 Broad Street New Bethlehem, PA 16242	539 West Mahoning Street Punxsutawney, PA 15767	12262 Frankstown Road Pittsburgh, PA 15235

301 Unity Center Road Pittsburgh, PA 15239	7660 Saltsburg Road Pittsburgh, PA 15239	30 Towne Center Drive Leechburg, PA 15656	232 Hampton Avenue Punxsutawney, PA 15767

418 Main Street Reynoldsville, PA 15851	602 Salt Street Saltsburg, PA 15681

S&T leases land where S&T owns the banking offices and remote ATM buildings at the following locations:

8th & Merle Street Clarion, PA 16214	2320 Route 286 Pittsburgh, PA 15239	523 Franklin Avenue Vandergrift, PA 15690	435 South Seventh Street Indiana, PA 15701

1107 Wayne Avenue Indiana, PA 15701	1176 Grant Street Indiana, PA 15701	229 Westmoreland Drive, Route 30 Greensburg, PA 15601	220 New Castle Road Butler, PA 16001

Item 2.  PROPERTIES — continued

S&T leases land and banking offices at the following locations:

20001 Route 19 Suite B Cranberry Township, PA 16066	6700 Hollywood Blvd. Delmont, PA 15626	5522 Shaffer Road Suite 99 DuBois Mall DuBois, PA 15801	206 East High Street Ebensburg, PA 15931

Lawruk Plaza 208 West Plank Road Altoona, PA 16602	324 North Fourth Street Indiana, PA 15701	835 Hospital Road Indiana, PA 15701	3884 Route 30 East Latrobe, PA 15650

Southtowne Plaza 3100 Oakland Avenue Indiana, PA 15701	Route 268 Hilltop Plaza Kittanning, PA 16201	100 Colony Lane Suite B Latrobe, PA 15650	196 Industrial Park Ebensburg, PA 15931

2388 Route 286 Holiday Park, PA 15239	Shadyside Village 820 South Aiken Avenue Pittsburgh, PA 15232	908 Caroline Street Nanty Glo, PA 15943	Two Gateway Center 603 Stanwix Street, Suite 125 Pittsburgh, PA 15222

Item 3.  LEGAL PROCEEDINGS

The nature of our business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in management’s opinion, there are no proceedings pending to which S&T is a party or to which our property is subject, which, if determined adversely to S&T, would be material in relation to our shareholders’ equity or financial condition. In addition, no material proceedings are pending nor are known to be threatened or contemplated against us by governmental authorities or other parties.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters during the fourth quarter of the fiscal year covered by this report that were submitted to a vote of our security holders through solicitation of proxies or otherwise.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER

MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

STOCK PRICES AND DIVIDEND INFORMATION

S&T’s common stock is listed on the NASDAQ National Market System (“NASDAQ”) under the symbol STBA. The range of sale prices for the years 2005 and 2004 are as follows and is based upon information obtained from NASDAQ. As of the close of business February 9, 2006, there were 3,113 shareholders of record of S&T. Dividends paid by S&T are primarily provided from S&T Bank’s dividends to S&T. The payment of dividends by S&T Bank to S&T is subject to the restrictions described in Note J to the Consolidated Financial Statements. The cash dividends declared shown below represent the historical per share amounts for S&T Common Stock.

	Price Range of Common Stock		Cash Dividends Declared
2005	Low	High
Fourth Quarter	$33.95	$39.24	$0.29
Third Quarter	35.77	40.52	0.28
Second Quarter	33.23	37.46	0.28
First Quarter	34.95	38.39	0.28

2004
Fourth Quarter	$35.50	$38.60	$0.27
Third Quarter	31.18	36.90	0.27
Second Quarter	27.85	32.14	0.27
First Quarter	29.16	31.65	0.26

During 2005, S&T repurchased 660,400 shares of its common stock at an average price of $35.09 per share. The impact of the repurchased shares is insignificant to earnings per share. The remaining shares authorized under this program expired at December 31, 2005. S&T reissued 330,735 shares primarily through the exercise of employee stock options. In December 2005, our Board of Directors authorized a plan for our repurchase of up to one million shares or approximately 4 percent of shares outstanding during the period January 1, 2006 through December 31, 2006.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER

MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES — continued

The following information describes the activity that has taken place during 2005 with respect to S&T’s share repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that Can be Purchased Under the Plan
01/01/2005 – 01/31/2005(1)(2)(3)	—	—	—	1,000,000
02/01/2005 – 02/28/2005	—	—	—	1,000,000
03/01/2005 – 03/31/2005	115,000	$36.21	115,000	885,000
04/01/2005 – 04/30/2005	129,100	33.83	129,100	755,900
05/01/2005 – 05/31/2005	194,500	34.90	194,500	561,400
06/01/2005 – 06/30/2005	79,900	35.41	79,900	481,500
07/01/2005 – 07/31/2005	—	—	—	481,500
08/01/2005 – 08/31/2005	—	—	—	481,500
09/01/2005 – 09/30/2005	4,000	36.96	4,000	477,500
10/01/2005 – 10/31/2005	126,900	35.24	126,900	350,600
11/01/2005 – 11/30/2005	—	—	—	350,600
12/01/2005 – 12/31/2005	11,000	36.94	11,000	339,600
Total	660,400	$35.09	660,400	339,600
(1)	The plan was announced on December 20, 2004.
(2)	The plan was approved by the S&T Board of Directors for the repurchase of up to one million shares.
(3)	The expiration date of the plan is December 31, 2005.

Item 6.  SELECTED FINANCIAL DATA

Year Ended December 31:	2005	2004	2003	2002	2001
(dollars in thousands, except per share data)

INCOME STATEMENTS
Interest income	$172,122	$148,638	$151,460	$151,160	$166,702
Interest expense	59,514	40,890	47,066	56,300	76,713
Provision for loan losses	5,000	4,400	7,300	7,800	5,000
Net interest income after provision for loan losses	107,608	103,348	97,094	87,060	84,989
Noninterest income	37,568	34,202	36,204	32,680	31,230
Noninterest expense	62,646	60,191	60,658	51,766	49,875
Income before taxes	82,530	77,359	72,640	67,974	66,344
Applicable income taxes	24,287	23,001	20,863	19,370	19,046
Net income	$58,243	$54,358	$51,777	$48,604	$47,298

PER SHARE DATA
Net income—Basic	$2.21	$2.05	$1.96	$1.83	$1.76
Net income—Diluted	2.18	2.03	1.94	1.81	1.75
Dividends declared	$1.13	$1.07	$1.02	$0.97	$0.92
Book Value	13.41	13.12	12.48	11.51	11.01

Item 6.  SELECTED FINANCIAL DATA — continued

SELECTED FINANCIAL DATA

BALANCE SHEET TOTALS (PERIOD END):

Year Ended December 31:	2005	2004	2003	2002	2001
(dollars in thousands)

Total assets	$3,194,979	$2,989,034	$2,900,272	$2,823,867	$2,357,874
Securities	494,575	518,171	611,083	641,164	585,265
Net loans	2,454,934	2,253,089	2,069,142	1,968,755	1,615,842
Total deposits	2,418,884	2,176,263	1,962,253	1,926,119	1,611,317
Securities sold under repurchase agreements and federal funds purchased	137,829	98,384	182,020	194,388	152,282
Short-term borrowings	150,000	225,000	250,000	125,000	—
Long-term borrowings	83,776	86,325	116,933	211,693	251,256
Total shareholders’ equity	352,421	349,129	332,718	306,114	293,327

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania with assets of approximately $3.2 billion at December 31, 2005. S&T provides a full range of financial services through a branch network of 50 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate services; and other fiduciary services. S&T earns revenue primarily from interest on loans, security investments and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses as well as other operating costs such as: salaries and employee benefits, occupancy, data processing expenses and tax expense. Balance sheet growth in 2005 included a 10 percent increase in commercial lending activities and with an 11 percent increase in deposits primarily attributable to our Green Plan savings account. S&T’s strategic plan to deliver profitable growth to our shareholders includes: increasing loans and core deposits with sufficient interest rate spreads, controlling loan delinquency and loan losses, controlling operating expenses and to expand the business through new de novo branching, merger and acquisitions, introduction of new products and services, and expansion of our products and services provided to our existing customers.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

FINANCIAL CONDITION

Average earning assets grew by $89.5 million in 2005 primarily as a result of growth in commercial lending activities. During 2005, average loan balances increased by $145.6 million, and average securities and federal funds sold decreased $56.0 million. The funding for this loan growth was primarily provided by a $217.7 million increase in average deposits, and an increase of $13.3 million in noninterest earning assets, offset by a $129.2 million decrease in average borrowings.

	2005		2004
Loans	Average Loan Balance	Average Loan Balance Percentage	Average Loan Balance	Average Loan Balance Percentage
(dollars in millions)

Commercial, mortgage and industrial	$1,809.5	76%	$1,664.1	75%
Residential real estate mortgage	492.7	21%	489.3	22%
Installment	68.7	3%	71.9	3%
Total	$2,370.9	100%	$2,225.3	100%

LENDING ACTIVITY

Average loans for the year ended December 31, 2005 (“2005”) were $2.4 billion, a $145.6 million or 7 percent increase from the year ended December 31, 2004 (“2004”). The increase in average loans for 2004 compared to the year ended 2003 (“2003”) was $190.6 million. Changes in the composition of the average loan portfolio during 2005 included increases of $145.4 million in commercial loans and $3.4 million in residential mortgage loans, offset by a decrease of $3.2 million in installment loans. Changes in the composition of the average loan portfolio during 2004 included increases of $229.8 million in commercial loans, offset by decreases of $25.7 million in residential mortgages and $13.5 million in installment loans. Total loans at December 31, 2005 increased $204.1 million from December 31, 2004. The increase is primarily attributable to $174.7 million of loan growth within the commercial loan category, $34.7 million in home equity loans, offset by a $5.3 million decrease in consumer loan balances due to paydowns and sales into the secondary mortgage market. Total loans at December 31, 2004 increased $186.7 million from December 31, 2003. The increase is primarily attributable to $208.4 million of loan growth within the commercial loan category, offset by a $21.7 million decrease in consumer loan balances due to paydowns and sales into the secondary mortgage market.

Average real estate construction and commercial loans, including mortgage and industrial, comprised 76 percent of the loan portfolio in 2005 compared to 75 percent in 2004. Commercial loans continued to be an area of strategic growth during 2005 and 2004. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by limiting concentrations and applying rigorous underwriting review by loan administration. At December 31, 2005, variable-rate commercial loans were 55 percent of the commercial loan portfolio as compared to 57 percent at December 31, 2004.

Average residential mortgage loans comprised 21 percent of the loan portfolio in 2005 compared to 22 percent in 2004. Residential mortgage lending continued to be a strategic focus during 2005 through a centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan portfolio will be mitigated because of S&T’s conservative mortgage lending policies for portfolio loans, which generally require a maximum term of 20 years for fixed-rate mortgages, a maximum term of 30 years for adjustable-rate mortgages and private mortgage insurance for loans

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

with less than a 20 percent down payment. Adjustable-rate mortgages with repricing terms of one, three and five years comprised 13 percent of the residential mortgage portfolio in 2005 and 15 percent in 2004. Home equity loans increased $34.7 million during 2005 and $11.3 million in 2004 and totaled $227.5 million at December 31, 2005 and $192.8 million at December 31, 2004, respectively. The increase in home equity loans is primarily attributable to successful marketing programs during 2005 and 2004.

Most of the decline in residential loans during 2005 was due to active participation in the secondary mortgage markets. S&T periodically designates specific loan originations, generally longer-term, lower-yielding 1–4 family mortgages, as held for sale and sells them to Fannie Mae. The intent of these sales is to mitigate interest-rate risk associated with holding long-term residential mortgages in the loan portfolio, generate fee revenue from servicing, and maintain the primary customer relationship. During 2005, S&T sold $36.4 million of 1–4 family mortgages to Fannie Mae and currently services $185.1 million of secondary market loans. Fees and gains from mortgage servicing activities were $1.5 million in 2005 and 2004. Management intends to continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Average consumer installment loans comprised 3 percent of the loan portfolio in 2005 and 2004. Installment loan decreases during 2005 were primarily the result of lower origination volumes. The balance of consumer installment loans at December 31, 2005 was $68.2 million compared to $69.2 million at December 31, 2004.

Loan underwriting standards for S&T are established by a formal policy administered by the S&T Bank Credit Administration Department, and are subject to the periodic review and approval by our Board of Directors.

Rates and terms for commercial real estate, equipment loans and commercial lines of credit normally are negotiated, subject to such variables as financial condition of the borrower, economic conditions, marketability of collateral, credit history of the borrower and future cash flows. The loan to value policy guideline for commercial real estate loans is generally 75–80 percent.

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

We offer a variety of unsecured and secured installment loan and credit card products. Loan to value guidelines for direct loans are 90–100 percent of invoice for new automobiles and 80–90 percent of National Automobile Dealer Association (NADA) value for used automobiles.

The following table shows S&T’s loan distribution at the end of each of the last five years:

	December 31
	2005	2004	2003	2002	2001
(dollars in thousands )

Domestic Loans:
Commercial, mortgage and industrial	$1,565,035	$1,455,932	$1,328,378	$1,169,138	$1,016,113
Real estate—construction	339,179	274,783	193,874	191,927	115,825
Real estate—mortgage	519,076	487,445	499,661	541,102	430,261
Installment	68,216	69,191	78,707	96,726	80,569
TOTAL LOANS	$2,491,506	$2,287,351	$2,100,620	$1,998,893	$1,642,768

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 2005. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
(dollars in thousands )

Commercial, mortgage and industrial	$448,389	$471,318	$645,328	$1,565,035
Real estate—construction	109,243	148,487	81,449	339,179
TOTAL	$557,632	$619,805	$726,777	$1,904,214
Fixed interest rates		$120,783	$104,355
Variable interest rates		499,022	622,422
TOTAL		$619,805	$726,777

SECURITIES ACTIVITY

Average securities decreased $57.7 million in 2005 and decreased $72.7 million in 2004. The largest components of the 2005 decrease included $67.5 million in U.S. government agency securities, $8.6 million of corporate securities, $2.9 million in Federal Home Loan Bank (“FHLB”) stock and $2.1 million in treasury securities. The decrease in securities is partially attributable to an S&T Asset Liability Committee (“ALCO”) strategy to reduce balances in both securities and borrowings to mitigate the interest rate risk of a flattening yield curve. Offsetting these decreases were average increases of $13.2 million of mortgage backed securities and $10.2 million of states and political subdivisions. The FHLB capital stock is a membership and borrowing requirement and is acquired and sold at stated value. The amount of S&T’s investment in FHLB stock depends upon S&T’s borrowing availability and level from the FHLB. The largest components of the 2004 decrease included $45.7 million in U.S. government agency securities, $12.8 million of corporate securities, $26.8 million in mortgage-backed securities, $0.5 million in treasury securities and $0.4 million in corporate stocks. The decrease in securities is partially attributable to an ALCO strategy to reduce balances in both securities and borrowings to mitigate the interest rate risk of declining rates on a flattening yield curve. Offsetting these decreases were average increases of $11.9 million of states and political subdivisions and $1.6 million of FHLB stock.

Our equity securities portfolio is primarily comprised of bank holding companies. At December 31, 2005, our equity portfolio had a total market value of $65.1 million and net unrealized gains of $19.7 million. The equity security portfolio consists of securities traded on the various stock markets and is subject to changes in market value.

S&T’s policy for security classification includes U.S. treasury securities, U.S. government corporations and agencies, mortgage-backed securities, collateralized mortgage obligations, states and political subdivisions, corporate securities and marketable equity securities as available for sale. On a quarterly basis, management evaluates the security portfolios for other-than-temporary declines in market value in accordance with Emerging Issues Task Force No. 03-1. During 2005, there were $0.3 million of realized losses taken for an other-than-temporary impairment on one equity investment security. The performance of the equities and debt securities markets could generate further impairment in future periods. At December 31, 2005, net unrealized gains on securities classified as available for sale, including equity securities, were approximately $13.5 million as compared to $31.7 million at December 31, 2004. S&T has the intent and ability to hold these debt securities until maturity or until market value recovers above cost.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

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

Risks associated with various securities portfolios are managed and monitored by investment policies annually approved by the S&T Board of Directors, and administered through ALCO and the Treasury function of S&T Bank. As of December 31, 2005, management is not aware of any risk associated with securities that would be expected to have a significant, negative effect on S&T’s statement of condition or statement of operations.

The following table sets forth the carrying amount of securities at the dates indicated:

	December 31
	2005	2004	2003
(dollars in thousands )

Available for Sale
Marketable equity securities	$65,114	$74,555	$72,591
Obligations of U.S. government corporations and agencies	221,037	237,514	325,903
Collateralized mortgage obligations of U.S. government corporations and agencies	63,638	46,528	44,251
Mortgage-backed securities	38,417	48,373	45,769
U.S. treasury securities	499	5,248	5,744
Obligations of states and political subdivisions	83,811	71,198	67,539
Corporate securities	—	16,493	21,464
Other securities	22,059	17,997	27,557
TOTAL	$494,575	$517,906	$610,818
Held to Maturity
Obligations of states and political subdivisions	$—	$265	$265
TOTAL	$—	$265	$265

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following table sets forth the maturities of securities at December 31, 2005, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of debt securities and estimated prepayment rates on most mortgage-backed securities). Tax-equivalent adjustments (using a 35 percent federal income tax rate) for 2005 have been made in calculating yields on obligations of states and political subdivisions.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(dollars in thousands)

Available for Sale
Marketable equity securities	$—	—	$—	—	$—	—	$—	—	$65,114
Obligations of U.S. government corporations and agencies	40,328	6.18%	170,658	3.93%	10,051	4.44%	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	8,563	4.43%	39,197	4.67%	15,878	4.65%	—	—	—
Mortgage-backed securities	6,599	4.83%	16,888	4.63%	11,259	4.53%	3,671	4.72%	—
U.S. treasury securities	499	3.57%	—	—	—	—	—	—	—
Obligations of states and political subdivisions	5,247	5.12%	48,890	4.76%	29,393	5.15%	281	5.86%	—
Other securities	—	—	—	—	—	—	—	—	22,059
TOTAL	$61,236		$275,633		$66,581		$3,952		$87,173
Weighted Average Rate		5.67%		4.22%		4.82%		4.80%

NONEARNING ASSETS

Average noninterest earning assets increased $13.3 million in 2005 and $1.8 million in 2004. The 2005 increase was primarily attributable to increases in cash and due from banks, premises and equipment due to the addition of five new branches during 2005 and accrued interest receivable on a higher earning asset balance. The 2004 increase of $1.8 million was primarily due to an increase in premises and equipment related to the addition of three new branches during 2004.

ALLOWANCE FOR LOAN LOSSES

The balance in the allowance for loan losses increased to $36.6 million or 1.47 percent of total loans at December 31, 2005 as compared to $34.3 million or 1.50 percent of total loans at December 31, 2004. During the second quarter of 2005, S&T split its allowance for credit losses into an allowance for loan losses and an allowance for lending-related commitments such as unfunded commercial real

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

estate and commercial & industrial term loan commitments. This resulted in a decrease in the allowance for loan losses of $1.0 million and reduction in the allowance for loan losses to total loans from 1.44 percent to 1.40 percent at June 30, 2005.

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

Amounts are added to the allowance for loan losses through a charge to current earnings through the provision for loan losses, based upon management’s assessment of the adequacy of the allowance for loan losses for probable loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical charge-off rates for all loan categories, fluctuations and trends in various risk factors. Factors consider the level of S&T’s historical charge-offs that have occurred within the credits economic life cycle. Management also assesses qualitative factors such as portfolio credit trends, unemployment trends, vacancy trends, loan growth and variable interest rate factors.

Significant to this analysis and assessment is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to our continuing growth, many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the allowance for loan losses. During 2005, the risk rating profile of the portfolio remained relatively stable. Management believes its quantitative and qualitative analysis and risk-rating process is sufficient and enables it to conclude that the total allowance for loan losses is adequate to absorb probable loan losses.

The allowance for loan losses is established based on management’s assessment of the factors noted above along with the growth in the loan portfolio. The additions to the allowance charged to operating expense has maintained the allowance as a percent of loans at the following levels at the end of each year presented below:

Year Ended December 31
2005	2004	2003	2002	2001
1.47%	1.50%	1.50%	1.51%	1.64%

We have considered impaired loans in our determination of the allowance for loan losses. The allowance for loan losses for all impaired loans was $9,937,000 and $5,712,000 at December 31, 2005 and 2004, respectively.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

This table summarizes our loan loss experience for each of the five years presented below:

	Year Ended December 31
	2005	2004	2003	2002	2001
(dollars in thousands)

Balance at January 1:	$34,262	$31,478	$30,138	$26,926	$27,395
Charge-offs:
Commercial, mortgage and industrial	2,260	5,616	5,208	6,131	4,728
Real estate—mortgage	529	484	905	588	912
Installment	1,140	1,075	1,193	1,102	1,299
Total	3,929	7,175	7,306	7,821	6,939
Recoveries:
Commercial, mortgage and industrial	1,699	4,835	624	1,118	643
Real estate—mortgage	235	408	384	349	404
Installment	274	316	338	345	423
Total	2,208	5,559	1,346	1,812	1,470
Net charge-offs	1,721	1,616	5,960	6,009	5,469
Provision for loan losses	5,000	4,400	7,300	7,800	5,000
Reserve for unfunded commitments	(969)	—	—	—	—
Loan loss reserve from acquisition	—	—	—	1,421	—
Balance at December 31:	$36,572	$34,262	$31,478	$30,138	$26,926
Ratio of net charge-offs to average loans outstanding	0.07%	0.07%	0.29%	0.34%	0.33%

This table shows allocation of the allowance for loan losses as of the end of each of the last five years:

	December 31
	2005		2004		2003		2002		2001
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(dollars in thousands)

Commercial, mortgage and industrial	$32,053	63%	$29,594	64%	$26,947	63%	$26,002	58%	$22,628	62%
Real estate—construction	532	14%	852	12%	843	9%	664	10%	329	7%
Real estate—mortgage	613	21%	585	21%	558	24%	685	27%	744	26%
Installment	3,374	2%	3,231	3%	3,009	4%	2,671	5%	3,121	5%
Unallocated	—	0%	—	0%	121	0%	116	0%	104	0%
TOTAL	$36,572	100%	$34,262	100%	$31,478	100%	$30,138	100%	$26,926	100%

Net loan charge-offs totaled $1.7 million in 2005 and $1.6 million in 2004. The balance of nonperforming loans, which include nonaccrual loans past due 90 days or more, at December 31, 2005, was $11.2 million or 0.45 percent of total loans. This compares to nonperforming loans of $6.3 million or 0.28 percent of total loans at December 31, 2004. The majority of the increase in nonperforming loans primarily relates to a $4.6 million commercial real estate loan classified as

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

nonperforming. The provision for loans losses was $5.0 million for 2005, as compared to $4.4 million for 2004. The provision is based on management’s detailed quarterly analysis of the adequacy of the allowance for loans losses. During 2005, S&T recorded a specific allowance for one impaired commercial loan relationship, which accounted for the majority of the provision for loan losses in 2005. S&T’s exposure with respect to this one commercial loan has been appropriately considered in determining the adequacy of its allowance for loan losses based on S&T’s value of the underlying collateral and the expectation of future cash flows.

The following table summarizes our nonaccrual and past due loans:

	December 31
	2005	2004	2003	2002	2001
(dollars in thousands )

Nonaccrual loans	$11,166	$6,309	$9,120	$5,831	$8,253
Accruing loans past due 90 days or more	—	—	—	—	—

It is S&T’s policy to place loans in all categories on nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There are no loans 90 days or more past due and still accruing. At December 31, 2005 and 2004, nonaccrual interest that was not recorded amounted to $565,000 and $535,000, respectively. At December 31, 2005 and 2004, nonaccrual interest that was recorded on paid current nonaccrual loans amounted to $660,000 and $825,000, respectively. The accrual of interest on impaired loans is discontinued when the loan is 60 days past due or, in management’s opinion, the account should be placed on nonaccrual status. At December 31, 2005 and 2004, there was $5,507,000 and $2,138,000, respectively, of impaired loans that were on nonaccrual. There are no foreign loan amounts required to be included in this table. There were no restructured loans in the periods presented.

DEPOSITS

Average total deposits increased by $217.7 million in 2005 and $100.9 million in 2004. The mix of average deposits changed in 2005 with average time deposits increasing $31.7 million and average savings accounts increasing $266.7 million. Partially offsetting these increases is a decrease of $100.1 million in average money market and NOW accounts. Average noninterest-bearing deposits increased by $19.4 million or 5 percent in 2005 and were approximately 18 percent and 19 percent of average total deposits during 2005 and 2004, respectively. The increase in savings accounts is primarily attributable to the success of the Green Plan savings account, which has grown to $494.7 million at December 31, 2005 since its introduction in August 2004. The Green Plan account is indexed to the Federal Funds Target Rate. Deposit growth has been an important strategic initiative for S&T, through the expansion of retail facilities, promotions and new products. Other important strategies include providing cash management services to commercial customers to increase transaction related deposits, and delivery services such as electronic banking. Total deposits at December 31, 2005 increased $242.6 million compared to December 31, 2004.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The daily average amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
(dollars in thousands )

Noninterest-bearing demand deposits	$411,236		$391,885		$347,042
NOW/Money market accounts	438,356	0.87%	538,471	0.61%	568,869	0.66%
Savings deposits	502,641	2.24%	235,926	0.63%	203,633	0.46%
Time deposits	889,261	3.34%	857,534	3.02%	803,323	3.30%
TOTAL	$2,241,494		$2,023,816		$1,922,867

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2005, are summarized as follows:

(dollars in thousands )

Three months or less	$83,205
Over three through six months	19,101
Over six through twelve months	36,464
Over twelve months	67,896
TOTAL	$206,666

We believe our deposit base is stable and we have the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Special rate deposits of $100,000 and over were 9 percent of total deposits at December 31, 2005 and 2004, and primarily represent deposit relationships with local customers in our market area. In addition, S&T has the ability to access both public and private markets to raise long-term funding if necessary. At December 31, 2005, S&T had $57.2 million of brokered retail certificates of deposit outstanding compared to $37.3 million at December 31, 2004. The purchase of brokered retail certificates of deposits in 2005 and 2004 was an ALCO strategy to increase liquidity for commercial loan demand, as an alternative to increased borrowings.

BORROWINGS

Average borrowings by S&T decreased $129.2 million in 2005 as a result of increased deposit growth and lower levels of investment securities. Borrowings were comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings. S&T defines REPOs with our retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

The average balance in retail REPOs decreased by $7.7 million in 2005 and increased by $11.4 million in 2004. S&T views retail REPOs as a relatively stable source of funds because most of these accounts are with local, long-term customers.

Wholesale REPOs, federal funds purchased and FHLB advances averaged $293.3 million in 2005, a decrease of $96.0 million from the 2004 averages. The decrease is attributable to the increase in deposits in 2005, which decreased our need for additional funds.

During 2005, average fixed rate borrowings decreased $25.5 million. The decrease is attributable to the increase in deposits in 2005, which decreased our need for additional borrowings. At December 31, 2005, S&T had long-term borrowings outstanding of $83.8 million at a fixed-rate with

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

the FHLB. The purpose of these borrowings was to provide matched fundings for newly originated loans, to mitigate the risk associated with volatile liability fundings, to take advantage of lower-cost funds through the FHLB’s Community Investment Program and to fund stock buy-backs.

During the fourth quarter of 2003, S&T prepaid $89.3 million of fixed-rate borrowings, with average maturities of approximately nine months and an average cost of 6.56 percent, resulting in a pretax prepayment charge of $3.6 million. The prepayment penalties are reflected in S&T’s Consolidated Statements of Income as noninterest expense. The funds were replaced with short-term borrowings having an average cost of 1.25 percent. The expense savings approximated $3.0 million in 2004 and $0.5 million in 2003. The reduction in higher-cost long-term debt was an ALCO strategy intended to mitigate the asset sensitivity position of S&T’s balance sheet and exposure to declining interest rates or a flattening yield curve.

The following table shows the distribution of our short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.

Securities Sold under Repurchase Agreements and Federal Funds Purchased	2005	2004	2003
(dollars in thousands)

Balance at December 31	$137,829	$98,384	$182,020
Average balance during the year	132,406	164,645	185,214
Average interest rate during the year	2.98%	1.16%	1.13%
Maximum month-end balance during the year	$174,467	$199,538	$230,774
Average interest rate at year-end	3.80%	1.77%	0.95%

Federal Home Loan Bank (FHLB) Advances	2005	2004	2003
(dollars in thousands)

Balance at December 31	$150,000	$225,000	$250,000
Average balance during the year	221,918	293,391	142,136
Average interest rate during the year	3.21%	1.47%	1.28%
Maximum month-end balance during the year	$315,000	$380,000	$250,000
Average interest rate at year-end	4.34%	2.20%	1.20%

WEALTH MANAGEMENT ASSETS

The year-end 2005 market value balance of the S&T Bank Wealth Management assets, which are not accounted for as part of the assets of S&T, increased 5 percent in 2005 to $1.2 billion, with $912.8 million in Wealth Management Services and $311.5 million in Brokerage Services. The 2005 increase is attributable to increased performance in the stock markets and newly developed business relationships.

EXPLANATION OF USE OF NON-GAAP FINANCIAL MEASURES

In addition to the results of operations presented in accordance with generally accepted accounting principles (“GAAP”), S&T management uses, and this annual report contains or references, certain non-GAAP financial measures, such as net interest income on a fully tax-equivalent basis and operating revenue. S&T believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and our business and performance trends as they facilitate comparisons with the performance of others in the financial

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

services industry. Although S&T believes that these non-GAAP financial measures enhance investors’ understanding of S&T’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

We believe the presentation of net interest income on a fully tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the consolidated statements of income is reconciled to net interest income adjusted to a fully tax-equivalent basis on page 27.

Operating revenue is the sum of net interest income and noninterest income less security gains. In order to understand the significance of net interest income to S&T business and operating results, S&T management believes it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

RESULTS OF OPERATIONS

Year Ended December 31, 2005

NET INCOME

Net income was a record $58.2 million or $2.18 per diluted earnings per share in 2005, a 7 percent increase from the $54.4 million or $2.03 per diluted earnings per share in 2004. The increase in earnings was primarily the result of increases in net interest income and noninterest income offset by lower security gains and increased noninterest expense. The return on average assets was 1.90 percent for 2005, as compared to 1.83 percent for 2004. The return on average equity was 16.57 percent for 2005 compared to 16.07 percent for 2004.

RETURN ON EQUITY AND ASSETS

The table below shows consolidated operating and capital ratios of S&T for each of the last three years:

	Year Ended December 31
	2005	2004	2003
Return on average assets	1.90%	1.83%	1.81%
Return on average equity	16.57%	16.07%	16.23%
Dividend payout ratio	50.38%	51.70%	51.62%
Equity to asset ratio	11.03%	11.68%	11.47%

NET INTEREST INCOME

On a fully tax-equivalent basis, net interest income increased $5.2 million or 4.7 percent in 2005 compared to 2004. The net yield on interest-earning assets increased to 4.05 percent in 2005 as compared to 3.99 percent in 2004. The increase in net yield on interest earning assets is attributable to the effect of higher short-term interest rates on a balance sheet that was asset sensitive most of the year, growth in core deposits and reduced balance sheet leveraging activities as the risk reward for leveraging activities have been significantly reduced by a flattening yield curve.

In 2005, average loans increased $145.6 million and average securities and federal funds sold decreased $56.0 million. The yields on average loans increased by 70 basis points and the yields on average securities increased 22 basis points. Overall funding costs increased 66 basis points.

Average interest-bearing deposits provided $198.3 million of the funds for the growth in average earning assets, at a cost of 2.45 percent in 2005 as compared to 1.88 percent in 2004. The cost of repurchase agreements and other borrowed funds increased 157 basis points to 3.39 percent.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Positively affecting net interest income was a $20.3 million increase in average net free funds during 2005 compared to 2004. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. Most of this increase is due to the successful marketing of new demand accounts and corporate cash management services.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 78 percent of operating revenue, (net interest income plus noninterest income, excluding security gains) in 2005 and 79 percent in 2004. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters that enabled us to maintain a net interest margin consistent with historical levels.

Interest on loans to and obligations of state, municipalities and other public entities is not subject to federal income tax. As such, the stated (pre-tax) yield on these assets is lower than the yields on taxable assets of similar risk and maturity. In order to make the pre-tax income and resultant yields comparable to taxable loans and investments, a tax-equivalent adjustment was added to interest income in the tables below. This adjustment has been calculated using the U.S. federal statutory corporate income tax rate of 35 percent for 2005, 2004 and 2003.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Year Ended December 31
	2005	2004	2003
(dollars in thousands )

Interest income per consolidated statements of income	$172,122	$148,638	$151,460
Adjustment to fully tax-equivalent basis	4,042	3,706	3,675
Interest income adjusted to fully tax-equivalent basis	176,164	152,344	155,135
Interest expense	59,514	40,890	47,066
Net interest income adjusted to fully tax-equivalent basis	$116,650	$111,454	$108,069

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Average Balance Sheet and Net Interest Income Analysis

	December 31
	2005			2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(dollars in thousands )

ASSETS
Loans(1)(2)	$2,370,851	$153,192	6.46%	$2,225,314	$128,087	5.76%	$2,034,670	$126,535	6.22%
Taxable investment securities	430,093	19,032	4.43%	498,957	20,962	4.20%	584,024	25,888	4.43%
Tax-exempt investment securities(2)	78,846	3,844	4.88%	67,701	3,275	4.84%	55,311	2,711	4.90%
Interest-earning deposits with banks	109	2	1.41%	156	1	0.89%	192	1	0.52%
Federal funds sold	2,750	94	3.42%	1,050	19	1.81%	40	—	—
Total interest-earning assets(3)	2,882,649	176,164	6.11%	2,793,178	152,344	5.45%	2,674,237	155,135	5.80%
Noninterest-earning assets:
Cash and due from banks	50,471			46,964			49,209
Premises and equipment, net	26,494			23,850			22,927
Other assets	149,196			142,093			138,978
Less allowance for loan losses	(35,466)			(33,357)			(31,117)
Total	$3,073,344			$2,972,728			$2,854,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW/Money market accounts	$438,356	$3,833	0.87%	$538,471	$3,264	0.61%	$568,869	$3,772	0.66%
Savings deposits	502,641	11,263	2.24%	235,926	1,493	0.63%	203,633	944	0.46%
Time deposits	889,261	29,728	3.34%	857,534	25,874	3.02%	803,323	26,502	3.30%
Federal funds purchased	21,829	727	3.33%	25,392	371	1.46%	39,123	526	1.34%
Securities sold under repurchase agreements	110,577	3,218	2.91%	139,253	1,547	1.11%	146,091	1,567	1.07%
Short-term borrowings	221,918	7,127	3.21%	293,391	4,321	1.47%	142,136	1,814	1.28%
Long-term borrowings	78,419	3,618	4.61%	103,900	4,020	3.87%	228,963	11,941	5.22%
Total interest-bearing liabilities(3)	2,263,001	59,514	2.63%	2,193,867	40,890	1.86%	2,132,138	47,066	2.21%
Noninterest-bearing liabilities:
Demand deposits	411,236			391,885			347,042
Other	47,570			48,725			56,071
Shareholders’ equity	351,537			338,251			318,983
Total	$3,073,344			$2,972,728			$2,854,234
Net interest income		$116,650			$111,454			$108,069
Net yield on interest-earning assets			4.05%			3.99%			4.04%
(1)	For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	Tax-exempt income is on a fully tax-equivalent basis, including the dividend-received deduction for equity securities, using the statutory federal corporate income tax rate of 35 percent for 2005, 2004 and 2003.
(3)	Yields are calculated using historical cost basis.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2005 Compared to 2004 Increase (Decrease) Due to(1)			2004 Compared to 2003 Increase (Decrease) Due to(1)
	Volume	Rate	Net	Volume	Rate	Net
(dollars in thousands )

Interest earned on:
Loans(2)	$8,377	$16,728	$25,105	$11,856	$(10,304)	$1,552
Taxable investment securities	(2,893)	963	(1,930)	(3,771)	(1,155)	(4,926)
Tax-exempt investment securities(2)	539	30	569	607	(43)	564
Interest-earning deposits with banks	—	1	1	—	—	—
Federal funds sold	31	44	75	—	19	19
Total interest-earning assets	6,054	17,766	23,820	8,692	(11,483)	(2,791)

Interest paid on:
NOW/money market accounts	(607)	1,176	569	(202)	(306)	(508)
Savings deposits	1,688	8,082	9,770	150	399	549
Time deposits	957	2,897	3,854	1,788	(2,416)	(628)
Federal funds purchased	(51)	407	356	(185)	30	(155)
Securities sold under repurchase agreements	(319)	1,990	1,671	(73)	53	(20)
Short-term borrowings	(1,053)	3,859	2,806	1,930	577	2,507
Long-term borrowings	(986)	584	(402)	(6,522)	(1,399)	(7,921)
Total interest-bearing liabilities	(371)	18,995	18,624	(3,114)	(3,062)	(6,176)
Change in net interest income	$6,425	$(1,229)	$5,196	$11,806	$(8,421)	$3,385
(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2005, 2004 and 2003.

PROVISION FOR LOAN LOSSES

The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses was $5.0 million and $4.4 million for 2005 and 2004, respectively. The provision is the result of management’s assessment of credit quality statistics and other risk factors that would have an impact on probable losses in the loan portfolio, and the model used to determine the adequacy of the allowance for loan losses. A statistical model is used for the determination of the adequacy of the allowance for loan losses. Changes in the provision and allowance for loan losses are directionally consistent with changes in credit quality and other risk factors. During 2005, S&T recorded a specific allowance for one impaired commercial loan relationship, which accounted for the majority of the provision for the loan losses for 2005. S&T’s exposure with respect to this one commercial loan has been appropriately considered in determining the adequacy of its allowance for loan losses based on the valuation of the underlying collateral and S&T’s expectation of future cash flows from this commercial loan relationship.

Credit quality is the most important factor in determining the amount of the allowance, and the resulting provision. Also affecting the amount of the allowance and resulting provision is loan growth

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

and portfolio composition. Most of the loan growth in 2005 and 2004 is attributable to larger commercial loans. Net loan charge-offs totaled $1.7 million for 2005 and $1.6 million in 2004. Included in the 2004 net charge-offs is a $3.9 million recovery in the fourth quarter of 2004 of two previously charged-off commercial loans in the hotel and manufacturing industries that were considered in the determination of the allowance for loan losses. Nonperforming loans to total loans increased to 0.45 percent at December 31, 2005 as compared to 0.28 percent at December 31, 2004.

NONINTEREST INCOME

Noninterest income, excluding net security gains, increased $3.7 million, or 13 percent in 2005 compared to 2004. Increases included $0.2 million or 2 percent in service charges on deposit accounts, a $0.8 million or 13 percent increase in wealth management fees, a $0.2 million or 9 percent increase in letter of credit fees, a $1.1 million or 25 percent increase in insurance activities, a $0.1 million or 8 percent increase in mortgage banking activities and a $1.3 million or 25 percent increase in other revenue.

Security gains totaled $5.0 million in 2005. S&T recognized $5.3 million of gains on securities and losses of $0.3 million on the sale of securities in 2005. Security gains were primarily attributable to the sales of equity securities in order to maximize returns by taking advantage of market opportunities when presented. Our equities portfolio is comprised primarily of bank holding company common stock.

The increase in wealth management fees were a result of new business and general market improvements as well as a $0.3 million increase in discount brokerage fees. Assets under management increased 5 percent in 2005 to $1.2 billion as a result new customers and general market improvements. Insurance commissions increased $1.1 million primarily as a result of stronger overall sales volume and the acquisition of Bennett Associates Inc. and Cowher-Nehrig & Company during the first quarter of 2005. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand these sources of noninterest income. Other fee revenue increases of $1.3 million reflect normal organization expansion and include increases of $0.5 million in debit/credit card activity, $0.5 million of commercial loan swap fees and $0.2 million of gains on the sale of real estate owned acquired through foreclosure.

NONINTEREST EXPENSE

Noninterest expense increased $2.5 million or 4 percent in 2005 compared to 2004. S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income, excluding security gains plus net interest income on a fully tax-equivalent basis, was 42 percent in 2005 and 43 percent in 2004.

Staff expense increased 6 percent or $1.9 million in 2005. This increase is primarily attributable to the effects of year-end merit increases and increased staffing levels required to implement new initiatives, offset by lower medical plan costs in 2005. Average full-time equivalent staff was 786 in 2005 and 774 in 2004.

S&T’s net periodic defined benefit plan cost is based primarily on three assumptions: the discount rate for plan liabilities, the expected return on plan assets and the rate of compensation increase. Net periodic pension expense of $0.9 million was recorded for S&T’s defined benefit plan for 2005 and 2004. Net periodic pension expense is expected to approximate $0.9 million for the year 2006, assuming no significant changes in plan assumptions.

Occupancy and equipment expense increased 14 percent or $1.0 million as compared to 2004 as a result of a shorter lease term for existing headquarter facilities in anticipation of the construction of a new building targeted for completion in the third quarter of 2006, and the addition of five new branches since year-end 2004. Data processing costs increased 8 percent or $0.3 million in 2005 as

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

compared to 2004. This increase is primarily attributable to increased organizational growth related to increased business activity, primarily in the commercial lending and credit administration areas. Other expenses decreased 6 percent or $0.6 million in 2005 as compared to 2004 primarily due to a $0.4 million reduction in the losses on low income housing and historical rehabilitation tax credit projects, a $0.1 million decrease to the reserve for unfunded loan commitments and a $0.1 million refund resulting from a sales/use tax review initiative.

FEDERAL INCOME TAXES

Federal income tax expense increased $1.3 million to $24.3 million in 2005 as compared to 2004. This increase is primarily attributable to a higher level of taxable income. The effective tax rate of 29 percent in 2005 and 30 percent in 2004 was below the 35 percent statutory tax rate due to the tax benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects. S&T currently does not incur any alternative minimum tax.

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

NET INTEREST INCOME

On a fully tax-equivalent basis, net interest income increased $3.4 million or 3.2 percent for 2004 compared to 2003. The net yield on interest-earning assets decreased to 3.99 percent in 2004 as compared to 4.04 percent in 2003. The decline in net interest margin is primarily due to significant loan refinancing activities and the shift of customer preferences for lower-rate variable loans during a period of historically low interest rates. This effect on net interest income was offset by higher-earning asset volumes, the growth in core deposits and the replacement of some fixed-rate borrowings with short-term borrowings.

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

Positively affecting net interest income was a $57.2 million increase in average net free funds during 2004 compared to 2003. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. Most of this increase is due to the successful marketing of new demand accounts and corporate cash management services.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $4.4 million and $7.3 million for 2004 and 2003, respectively. Most of the loan growth in 2004 and 2003 is attributable to larger-sized commercial loans. Net loan charge-

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

offs totaled $1.6 million for 2004 and $6.0 million in 2003. The decrease in 2004 is primarily attributable to the $3.9 million recovery in 2004 of two previously charged-off loans. Nonperforming loans to total loans decreased to 0.28 percent at December 31, 2004 as compared to 0.43 percent at December 31, 2003. The 2004 charge-offs primarily consist of commercial loans in the hotel and manufacturing industries that were considered in the determination of the prior period allowance for loan losses. The 2003 charge-offs were mostly related to commercial loans in the food processing, hotel and automotive sales industries that were also considered in the determination of the prior period allowance for loan losses.

NONINTEREST INCOME

Noninterest income, excluding net security gains, increased $0.7 million or 3 percent in 2004 compared to 2003. Increases included $0.1 million or 1 percent in service charges and fees, a $0.8 million or 15 percent increase in wealth management fees, a $0.3 million or 7 percent increase in insurance activities, a $0.1 million or 2 percent increase in other revenue offset by a $0.5 million or 27 percent decrease in mortgage banking income. Security gains totaled $5.3 million in 2004. S&T recognized $6.3 million of gains on securities and losses of $1.0 million on the sale of securities in 2004. Security gains were primarily attributable to the sales of equity securities in order to maximize returns by taking advantage of market opportunities when presented and to reduce the price and concentration risks developing in the equity portfolio as a result of increasing valuations in the stock market in general and with financial stocks in particular. Our equities portfolio is comprised primarily of bank holding company common stock. Debt securities were sold as part of an ALCO strategy to reduce the interest rate risk of an asset sensitive balance sheet position in a declining interest rate environment or a flattening yield curve.

The increase in wealth management fees were a result of new business and general market improvements. Assets under management increased 15 percent in 2004 to $1.2 billion. Insurance commissions increased $0.3 million from 2003 primarily as a result of new revenue being generated by Evergreen. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand these sources of noninterest income. Mortgage banking revenue decreased $0.5 million from 2003 as the result of a decline in residential mortgage originations in 2004. Other fee revenue increases of $0.1 million reflect normal organization expansion and include $0.2 million of losses on the sale of real estate owned acquired through foreclosure.

NONINTEREST EXPENSE

Noninterest expense decreased $0.5 million or 1 percent in 2004 compared to 2003. The primary factor in this reduction on noninterest expense relates to a $3.6 million prepayment penalty incurred in the fourth quarter of 2003 for early prepayment of $89.0 million of long-term debt. S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income, excluding security gains plus net interest income on a fully tax-equivalent basis, was 43 percent in 2004 and 45 percent in 2003.

Staff expense increased 4 percent or $1.3 million in 2004. This increase is primarily attributable to higher medical plan costs, merit increases, higher staffing levels required to implement new initiatives in fee-based business lines in wealth management and retail banking products and services. Average full-time equivalent staff was 774 in 2004 and 764 in 2003.

S&T’s net periodic defined benefit plan cost is based primarily on three assumptions: the discount rate for plan liabilities, the expected return on plan assets and the rate of compensation increase. Net periodic pension expense of $0.9 million and $1.2 million was recorded for S&T’s defined benefit plan for 2004 and 2003, respectively.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Occupancy and equipment expense increased 5 percent or $0.2 million as compared to 2003. The increase is primarily attributable to the 2004 opening of new offices in the Wildcat Commons Wal-Mart in Latrobe and Allegheny Towne Center in Leechburg, as well as the new Strawberry Meadows office in Altoona that opened in December 2003. Data processing costs increased 14 percent or $0.5 million in 2004 as compared to 2003. This increase is primarily attributable to increased organizational growth related to increased business activity, primarily in the commercial lending and credit administration areas. Other taxes increased 11 percent or $0.3 million in 2004 as compared to 2003 as a result of an increase in Pennsylvania shares tax. Marketing expense increased 18 percent or $0.4 million in 2004 as compared to 2003, primarily as a result of organizational expansion and strategic initiatives. Other expenses increased 4 percent or $0.4 million in 2004 as compared to 2003 primarily the result of normal changes due to activity increases, organizational expansion and fee increases from vendors. Other expenses also included a $0.5 million funding of S&T’s Charitable Foundation in 2004 as compared to $0.4 million in 2003.

FEDERAL INCOME TAXES

Federal income tax expense increased $2.1 million to $23.0 million in 2004 as compared to 2003. This increase is primarily attributable to a higher level of taxable income. The effective tax rate of 30 percent in 2004 and 29 percent in 2003 was below the 35 percent statutory tax rate due to the tax benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects.

LIQUIDITY AND CAPITAL RESOURCES

Shareholders’ equity increased $3.3 million at December 31, 2005 compared to December 31, 2004. The primary source of equity growth is earnings retention. Capital growth is a function of net income less dividends paid to shareholders and treasury stock activities.

Net income was $58.2 million and dividends paid to shareholders were $29.3 million for 2005. S&T paid 50 percent of 2005 net income in dividends, equating to an annual dividend rate of $1.13 per share. Also affecting capital was a decrease of $11.7 million in unrealized gains on securities available for sale, net of tax, which is included in other comprehensive income.

During 2005, S&T repurchased 660,400 shares of its common stock at an average price of $35.09 per share. The impact of the repurchased shares is insignificant to earnings per share. The remaining shares authorized under this program expired at December 31, 2005. S&T reissued 330,735 shares during 2005 primarily through the exercise of employee stock options. In December 2005, our Board of Directors authorized a plan for our repurchase of up to one million shares or approximately 4 percent of shares outstanding during the period January 1, 2006 through December 31, 2006.

The book value of S&T’s common stock increased 2 percent from $13.12 at December 31, 2004 to $13.41 at December 31, 2005, primarily due to earnings retention.

We continue to maintain a strong capital position with a leverage ratio of 9.5 percent as compared to the 2005 minimum regulatory guideline of 3 percent. S&T’s risk-based capital Tier 1 and Total ratios were 10.5 percent and 12.1 percent, respectively, at December 31, 2005, which places S&T well above the Federal Reserve Board’s risk-based capital guidelines of 4 percent and 8 percent for Tier 1 and Total capital. Included in the total ratio is 45 percent of the pretax unrealized holding gains on available for sale equity securities as prescribed by banking regulations effective October 1, 1998. In addition, management believes that S&T has the ability to raise additional capital if necessary.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933 with the SEC for the issuance of up to $150.0 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T may use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2005, S&T had not issued any securities pursuant to the shelf registration statement.

In April 1993, shareholders approved the S&T Incentive Stock Plan (“Stock Plan”) authorizing the issuance of a maximum of 1.2 million shares of S&T’s common stock to assist in attracting and retaining employees of outstanding ability and to align their interests with those of the shareholders of S&T. On October 17, 1994, the Stock Plan was amended to include outside directors. On April 21, 1997, shareholders approved an amendment to the Stock Plan increasing the number of authorized shares to 3.2 million. As of December 31, 2002, 3,180,822 nonstatutory stock options and 35,600 restricted stock awards had been granted to key employees and outside directors under the Stock Plan; 906,962 of these awards are currently exercisable. In April 2003, shareholders approved the 2003 S&T Incentive Stock Plan (“2003 Stock Plan”) authorizing the issuance of 1.5 million shares, subject to capital adjustments as provided in the 2003 Stock Plan. The purpose of the 2003 Stock Plan is to promote the long-term interests of S&T and its shareholders by attracting and retaining directors, officers and key employees. S&T believes that directors, officers and employees who own shares of its common stock will have a closer identification with S&T and a greater motivation to work for S&T’s success, because, as shareholders, they will participate in S&T’s growth and earnings. As of December 31, 2005, 933,500 nonstatutory stock options had been granted under the 2003 Stock Plan to employees and directors; 515,350 of these awards are currently exercisable. On December 19, 2005 S&T also granted 206,900 cash appreciation rights under the 2005 Cash Appreciation Rights Plan to employees. None of these awards are currently exercisable.

S&T has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
(dollars in thousands)

Deposits without a stated maturity(1)	$1,485,776	$—	$—	$—	$1,485,776
Time deposits(1)	548,150	301,691	59,678	23,589	933,108
Federal funds purchased and securities sold under repurchase agreements(1)	137,829	—	—	—	137,829
Short-term borrowings(1)	150,000	—	—	—	150,000
Long-term borrowings(1)	45,344	10,741	18,934	8,757	83,776
Operating leases	1,195	1,774	1,623	5,547	10,139
Purchase obligations	3,000	6,000	5,750	—	14,750
Total	$2,371,294	$320,206	$85,985	$37,893	$2,815,378
(1)	Excludes interest

Operating lease obligations represent short-term lease arrangements as described in Note F to the consolidated financial statements. Purchase obligations represent obligations under agreement with Metavante, S&T’s third party data processing servicer, for operational services outsourced. The Metavante obligation has a buyout provision of 40 percent of the remaining term of the contract.

In the normal course of business, S&T commits to extend credit and issue standby letters of credit. These obligations are not recorded in our financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement and are renewed on an annual basis. Our exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $635,809,000 and $547,627,000 at December 31, 2005 and 2004, respectively. Unfunded other loan commitments totaled $144,694,000 and $134,059,000 at December 31, 2005 and 2004, respectively; and obligations under standby letters of credit totaled $206,249,000 and $213,409,000 at December 31, 2005 and 2004, respectively.

REGULATORY MATTERS

S&T and S&T Bank are subject to periodic examinations by one or more of the various regulatory agencies. During 2005, an inspection was conducted by the Federal Reserve Bank of Cleveland. The inspection by the Federal Reserve Bank of Cleveland included, but was not limited to, procedures designed to review processes and practices in relation to credit, market, liquidity, operational, legal and reputational risks. No comments were received from the Federal Reserve Bank of Cleveland that would have a material effect on S&T’s liquidity, capital resources or operations. S&T’s current capital position and results of regulatory examination allow it to pay the lowest possible rate for FDIC deposit insurance.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of its consolidated financial statements. The most significant of these policies are described in Note A — Accounting Policies. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect S&T’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on S&T’s future financial condition and results of operations.

Securities

Securities are reported at cost adjusted for premiums and discounts and are recognized in interest income using the interest method over the period to maturity. Declines in market value of individual securities below their amortized cost, and that are other-than-temporary, will be written down to current market value and included in earnings as realized losses. Management systematically evaluates securities for other-than-temporary declines in market value on a quarterly basis. If the financial markets experience deterioration, additional charges to income could occur in future periods.

Allowance for Loan Losses

Determination of an adequate allowance for loan losses is inherently subjective, as it requires estimations of occurrence of future events as well as timing of such events.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). S&T’s periodic evaluation of the adequacy of the allowance for loan losses is determined by management through evaluation of the loss exposure on individual nonperforming, delinquent and high-dollar loans; review of risk conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical charge-offs that have occurrence within the credits economic life cycle. Management also assesses qualitative factors such as portfolio credit trends, unemployment trends, vacancy trends, loan growth and variable interest rate factors.

Significant to this analysis is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size, and, due to our continuing growth, many are unsecured or new loan relationships. Management relies on its risk-rating process to monitor trends that may be occurring relative to commercial loans to assess potential weaknesses within the credit. Current risk factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses. During 2005, the risk-rating profile of the portfolio remained relatively stable.

The allowance for loan losses at December 31, 2005 includes $32.1 million or 88 percent of the allowance allocated to commercial and industrial and commercial real estate loans. The ability for customers to repay commercial loans is more dependent upon the success of their business, continuing income and general economic conditions. Accordingly, the risk of loss is higher on such loans than on residential real estate loans, which generally incur lower losses in the event of foreclosure as the collateral value typically exceeds the loan amounts.

Goodwill and Other Intangible Assets

S&T has $3.3 million of core deposit intangible assets subject to amortization and $49.1 million in goodwill, which is not subject to periodic amortization. S&T determined the amount of identifiable intangible assets based upon an independent core deposit analysis and insurance contract analysis.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. S&T’s goodwill relates to value inherent in the banking business and the value is dependent upon S&T’s ability to provide quality, cost-effective services in the face of free competition from other market participants on a regional basis. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of S&T’s services. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods. An annual evaluation of goodwill for impairment is performed by S&T. The market value of S&T and the implied market value of goodwill at the respective reporting unit level are estimated using industry comparable information. S&T has concluded that the recorded value of goodwill was not impaired as a result of the evaluation as of September 30, 2005.

INFLATION

Management is aware of the significant effect inflation has on interest rates and can have on financial performance. S&T’s ability to cope with this is best determined by analyzing its capability to respond to changing interest rates and its ability to manage noninterest income and expense. S&T monitors its mix of interest-rate sensitive assets and liabilities through ALCO in order to reduce the impact of inflation on net interest income. Management also controls the effects of inflation by reviewing the prices of its products and services, by introducing new products and services and by controlling overhead expenses.

BUSINESS UNCERTAINTIES

There are many uncertainties regarding the economy as we enter 2006. S&T continually strives to be well positioned for changes in both the economy and interest rates, regardless of the timing or

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

direction of these changes. We continually assess our balance sheet, capital, liquidity and operation infrastructures in order to be positioned to take advantage of internal or acquisition growth opportunities.

There are many factors that could influence our results, both positively and negatively, in 2006. Because the majority of our revenue comes from net interest income, internally generated loan and deposit growth and the mix of that growth are major factors on our operations and financial condition. S&T has directed a fair amount of focus and resources in planning for 2006 to improve our generation and retention of low cost core deposits. On the other hand, a slowing economy could cause deterioration in the asset quality measurements. We recognize that our shift to a greater dependence on commercial loans in recent years exposes us to larger credit risks and greater swings in nonperforming loans and charge-offs when problems do occur. However, because of our earnings strength and strong capitalization, as well as the strengths of other businesses in our market area, management does not expect a decline in our ability to satisfactorily perform if a further decline in our economy occurs.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to” or other similar words. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to those described in this Form 10-K or the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

These forward-looking statements are based on current expectations, estimates and projections about S&T’s business, management’s beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements.

Future Factors include:

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;
•	credit losses;
•	sources of liquidity;
•	common shares outstanding;
•	common stock price volatility;
•	market value of and number of stock options to be issued in future periods;
•	legislation affecting the financial services industry as a whole, and/or S&T and its subsidiaries individually or collectively;
•	regulatory supervision and oversight, including required capital levels;
•	increasing price and product/service competition by competitors, including new entrants;
•	rapid technological developments and changes;
•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

•	the mix of products/services;
•	containing costs and expenses;
•	governmental and public policy changes, including environmental regulations;
•	protection and validity of intellectual property rights;
•	reliance on large customers;
•	technological, implementation and cost/financial risks in large, multi-year contracts;
•	the outcome of pending and future litigation and governmental proceedings;
•	continued availability of financing;
•	financial resources in the amounts, at the times and on the terms required to support our future businesses; and
•	material differences in the actual financial results of merger and acquisition activities compared to our initial expectations, including the full realization of anticipated cost savings and revenue enhancements.

These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity refers to the ability to satisfy the financial needs of depositors who want to withdraw funds, or of borrowers needing access to funds to meet their credit needs. Interest-rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance net interest income through periods of changing interest rates. The Asset Liability Committee (ALCO) is responsible for establishing and monitoring the liquidity and interest rate sensitivity guidelines, procedures and policies.

The principal sources of asset liquidity are cash and due from banks, interest-earning deposits with banks, federal funds, investment securities that mature in one year or less and securities available for sale. At December 31, 2005, the total of such assets was approximately $550.8 million or 17 percent of consolidated assets. While much more difficult to quantify, liability liquidity is further enhanced by a stable core deposit base, access to credit lines at other financial institutions and S&T’s ability to renew maturing deposits. Certificates of deposit in denominations of $100,000 or more represented 9 percent of deposits at December 31, 2005 and were outstanding primarily to local customers. S&T’s ability to attract deposits and borrow funds depends primarily on continued rate competitiveness, profitability, capitalization and overall financial condition.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — continued

repayments, deposits and borrowings. The primary uses of funds include new loans, repayment of borrowings, the purchase of securities and dividends to shareholders. The level and mix of sources and uses of funds are constantly monitored and adjusted by ALCO in order to maintain credit, liquidity and interest-rate risks within prescribed policy guidelines while maximizing earnings.

ALCO monitors and manages interest-rate sensitivity through gap, rate shock analysis and simulations in order to avoid unacceptable earnings fluctuations due to interest rate changes. S&T’s gap model includes certain management assumptions based upon past experience and the expected behavior of customers. The assumptions include principal prepayments for fixed rate loans, mortgage-backed securities and collateralized mortgage obligations (“CMOs”), and classifying the demand, savings and money market balances by degree of interest-rate sensitivity.

The gap and cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The gap analysis below incorporates a flat rate scenario, and the following significant assumptions:

Monthly loan prepayments above contractual requirements
3 year ARM—Commercial Real Estate	1.50%
5 year ARM—Commercial Real Estate	1.75%
Fixed Rate—Commercial Real Estate	1.75%
Residential Real Estate	2.00%
Fixed Rate Home Equity	1.50%
Other Installment Loans	2.25%

Deposit behavioral pattern/decay rate assumptions
NOW and Savings—Year #1	25.00%
NOW and Savings—Year #2	25.00%
NOW and Savings—beyond Year #2	50.00%
Green Plan Savings—1-6 Months	100.00%
Money Market 1-6 Months	100.00%
S&T has not historically experienced significant fluctuations in demand deposit balances during periods of interest rate fluctuations.	NA

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — continued

Interest Rate Sensitivity

December 31, 2005

GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
(dollars in thousands )

Repricing Assets:
Cash/due from banks	$—	$—	$—	$56,189
Securities	51,498	31,735	57,917	353,425
Net loans	1,332,547	223,209	317,552	581,626
Other assets	—	—	—	189,281
Total	1,384,045	254,944	375,469	1,180,521

Repricing Liabilities:
Demand	—	—	—	435,672
NOW	19,399	19,399	38,798	77,595
Money market	242,228	—	—	—
Savings/clubs	19,749	19,749	39,497	78,995
Green Plan savings	494,695	—	—	—
Certificates	350,830	197,366	198,706	186,205
Repos & short-term borrowings	287,829	—	—	—
Long-term borrowings	23,271	25,174	10,361	24,971
Swaps	—	—	—	—
Other liabilities/equity	—	—	—	404,490
Total	1,438,001	261,688	287,362	1,207,928
GAP	(53,956)	(6,744)	88,107	(27,407)
Cumulative GAP	$(53,956)	$(60,700)	$27,407	$—

Rate Sensitive Assets/Rate Sensitive Liabilities	December 31, 2005	December 31, 2004
Cumulative 6 months	0.96%	1.11%
Cumulative 12 months	0.96%	1.10%

S&T’s one-year gap position at December 31, 2005 indicates a liability sensitive position. This means that more liabilities than assets will reprice during the measured time frames. The implications of a liability sensitive position will differ depending upon the change in market interest rates.

For example, with a liability sensitive position in a declining interest rate environment, more liabilities than assets will decrease in rate. This situation could result in an increase to our interest rate spreads and net interest income. Conversely, with a liability sensitive position in a rising interest rate environment, more liabilities than assets will increase in rates. This situation could result in a decrease to our interest rate spreads and net interest income.

During 2005 S&T changed from being asset sensitive to slightly liability sensitive as measured by gap. The most important cause of this is the increase in short-term rates and the flattening of the yield curve. This makes short-term deposits and long-term loans more attractive to customers, both of which make balance sheets more liability sensitive. The shortening of deposits was seen in certificates of deposit, but was particularly evident in the success of the Green Plan, S&T’s new savings account that is indexed to the Federal Funds Target Rate.

In addition to the gap analysis, S&T performs a rate shock analysis to estimate the effect that specific interest-rate changes would have on 12 months of pretax net interest income. The rate shock incorporates management assumptions regarding the level of interest rate changes on non-maturity

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — continued

deposit products (savings, money market, NOW and demand deposits) and changes in the prepayment behavior of fixed rate loans and securities with optionality. Inclusion of these assumptions makes rate shock analysis more useful than gap analysis alone. The table below shows the results of the rate shock analyses.

	Immediate Change in Rates
Change in Pretax Net Interest Income	+300 bps	-300 bps
(dollars in millions)
December 31, 2005	$(1.0)	$(5.9)
December 31, 2004	$6.7	$(7.8)

Consistent with our asset sensitive gap position in 2004, the rate shock analysis results showed net interest income increased in rates up and decreased in rates down. However, with a slightly liability sensitive gap position in 2005, the rate shock analysis results were not consistent with gap in rates down, since gap would indicate an increase in net interest income. The primary reasons for this are; 1) rates on regular savings, NOW and money market accounts have lagged as short rates have increased and cannot be decreased to any great extent should rates go down; 2) loan prepayments will be considerable in rates down, which is not captured by gap analysis assuming flat rates; 3) the 2005 rate shock analysis does not include growth assumptions, which previously improved results in both rates up and down; and 4) the increased uncertainty of modeling customer behavior in an interest rate environment that includes a generally flat yield curve with some inversions (longer-term rates lower than short-term rates).

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

S&T Bancorp, Inc. and Subsidiaries

December 31	2005	2004
(dollars in thousands, except per share data)

ASSETS
Cash and due from banks	$56,189	$47,328
Securities:
Available for sale	494,575	517,906
Held to maturity (market value $0 in 2005 and $267 in 2004)	—	265
Total Securities	494,575	518,171

Loans, net of allowance for loan losses of $36,572 in 2005 and $34,262 in 2004	2,454,934	2,253,089
Premises and equipment, net	29,123	25,491
Goodwill	49,073	48,021
Other intangibles, net	5,478	5,181
Bank owned life insurance	33,107	32,077
Other assets	72,500	59,676
Total Assets	$3,194,979	$2,989,034

LIABILITIES
Deposits:
Noninterest-bearing	$435,672	$415,812
Interest-bearing	155,191	175,447
Money market	242,228	332,009
Savings	652,685	388,939
Time deposits	933,108	864,056
Total Deposits	2,418,884	2,176,263
Securities sold under repurchase agreements and federal funds purchased	137,829	98,384
Short-term borrowings	150,000	225,000
Long-term borrowings	83,776	86,325
Other liabilities	52,069	53,933
Total Liabilities	2,842,558	2,639,905

SHAREHOLDERS’ EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	—	—
Common stock ($2.50 par value) Authorized—50,000,000 shares in 2005 and 2004 Issued—29,714,038 shares in 2005 and 2004	74,285	74,285
Additional paid-in capital	26,120	24,079
Retained earnings	326,158	297,690
Accumulated other comprehensive income	9,172	20,875
Treasury stock (3,443,308 shares in 2005 and 3,113,643 shares in 2004, at cost)	(83,314)	(67,800)
Total Shareholders’ Equity	352,421	349,129
Total Liabilities and Shareholders’ Equity	$3,194,979	$2,989,034
See	Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

S&T Bancorp, Inc. and Subsidiaries

Year Ended December 31	2005	2004	2003
(dollars in thousands, except per share data)

INTEREST INCOME
Loans, including fees	$151,328	$126,337	$124,894
Deposits with banks and federal funds sold	95	20	1
Investment Securities:
Taxable	15,990	18,003	21,925
Tax-exempt	2,499	2,129	1,762
Dividends	2,210	2,149	2,878
Total Interest Income	172,122	148,638	151,460

INTEREST EXPENSE
Deposits	44,824	30,632	31,218
Securities sold under repurchase agreements and federal funds purchased	3,945	1,917	2,093
Short-term borrowings	7,127	4,321	1,814
Long-term borrowings	3,618	4,020	11,941
Total Interest Expense	59,514	40,890	47,066

NET INTEREST INCOME	112,608	107,748	104,394
Provision for loan losses	5,000	4,400	7,300
Net Interest Income After Provision for Loan Losses	107,608	103,348	97,094

NONINTEREST INCOME
Security gains, net	5,008	5,344	8,058
Service charges on deposit accounts	9,587	9,383	9,252
Wealth management fees	6,977	6,201	5,410
Letter of credit fees	2,208	2,022	2,065
Insurance agency fees	5,685	4,558	4,277
Mortgage banking	1,497	1,391	1,989
Other	6,606	5,303	5,153
Total Noninterest Income	37,568	34,202	36,204

NONINTEREST EXPENSE
Salaries and employee benefits	34,715	32,845	31,545
Occupancy, net	4,816	4,166	3,981
Furniture and equipment	3,251	2,916	2,826
Other taxes	2,698	2,609	2,345
Data processing	4,290	3,966	3,466
Marketing	2,326	2,399	2,026
Amortization of intangibles	214	347	347
FDIC assessment	293	289	305
Loss on early extinguishment of debt	—	—	3,591
Other	10,043	10,654	10,226
Total Noninterest Expense	62,646	60,191	60,658
Income Before Taxes	82,530	77,359	72,640
Applicable Income Taxes	24,287	23,001	20,863
Net Income	$58,243	$54,358	$51,777
Earnings per common share—Basic	$2.21	$2.05	$1.96
Earnings per common share—Diluted	2.18	2.03	1.94
Dividends declared per common share	1.13	1.07	1.02

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

S&T Bancorp, Inc. and Subsidiaries

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(dollars in thousands, except per share data)

Balance at January 1, 2003		$74,285	$20,746	$246,920	$26,499	$(62,336)	$306,114
Net income for 2003	$51,777			51,777			51,777
Other comprehensive income, net of tax benefit of $240:
Unrealized gains on securities of $5,609 net of reclassification adjustment for gains included in net income of $4,923	686				686		686
Comprehensive Income	$52,463
Cash dividends declared ($1.02 per share)				(26,998)			(26,998)
Treasury stock acquired (266,504 shares)						(6,866)	(6,866)
Treasury stock issued for stock options exercised (334,306 shares)			(524)			6,812	6,288
Recognition of restricted stock compensation expense			480				480
Tax benefit from nonstatutory stock options exercised			1,237				1,237
Balance at December 31, 2003		$74,285	$21,939	$271,699	$27,185	$(62,390)	$332,718
Net income for 2004	$54,358			54,358			54,358
Other comprehensive income, net of tax expense of $2,209:
Unrealized losses on securities of $(2,791) net of reclassification adjustment for gains included in net income of $3,519	(6,310)				(6,310)		(6,310)
Comprehensive Income	$48,048
Cash dividends declared ($1.07 per share)				(28,367)			(28,367)
Treasury stock acquired (542,600 shares)						(15,970)	(15,970)
Treasury stock issued for stock options exercised (490,584 shares)			(210)			10,560	10,350
Recognition of restricted stock compensation expense			252				252
Tax benefit from nonstatutory stock options exercised			2,098				2,098
Balance at December 31, 2004		$74,285	$24,079	$297,690	$20,875	$(67,800)	$349,129
Net income for 2005	$58,243			58,243			58,243
Other comprehensive income, net of tax expense of $4,096:
Unrealized losses on securities of $(8,448) net of reclassification adjustment for gains included in net income of $3,255	(11,703)				(11,703)		(11,703)
Comprehensive Income	$46,540
Cash dividends declared ($1.13 per share)				(29,775)			(29,775)
Treasury stock acquired (660,400 shares)						(23,176)	(23,176)
Treasury stock issued for stock options exercised (330,735 shares)			245			7,662	7,907
Recognition of restricted stock compensation expense			136				136
Tax benefit from nonstatutory stock options exercised			1,660				1,660
Balance at December 31, 2005		$74,285	$26,120	$326,158	$9,172	$(83,314)	$352,421

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

S&T Bancorp, Inc. and Subsidiaries

Year Ended December 31	2005	2004	2003
(dollars in thousands)

OPERATING ACTIVITIES

Net Income	$58,243	$54,358	$51,777
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,000	4,400	7,300
Provision for depreciation and amortization	3,077	2,832	2,826
Net amortization of investment security premiums	1,119	2,200	3,144
Security gains, net	(5,008)	(5,344)	(8,058)
Deferred income taxes	1,100	(1,612)	(1,844)
Tax benefit from nonstatutory stock options exercised	1,660	2,098	1,237
Mortgage loans originated for sale	(35,848)	(42,191)	(81,010)
Proceeds from the sale of loans	36,354	42,983	82,616
Gains on the sale of loans, net	(506)	(792)	(1,606)
(Increase) decrease in interest receivable	(2,513)	677	258
Increase (decrease) in interest payable	1,651	20	(597)
(Increase) decrease in other assets	(12,243)	61	(3,994)
(Decrease) increase in other liabilities	(101)	1,241	(2,324)
Net Cash Provided by Operating Activities	51,985	60,931	49,725

INVESTING ACTIVITIES
Net decrease in interest-earning deposits with banks	97	2	13
Proceeds from maturities of investment securities	—	—	116
Proceeds from maturities of securities available for sale	66,271	117,256	215,005
Proceeds from sales of securities available for sale	6,506	44,948	64,408
Purchases of securities available for sale	(63,533)	(75,931)	(243,889)
Net increase in loans	(205,876)	(188,347)	(107,687)
Purchases of premises and equipment	(6,495)	(4,939)	(2,284)
Net Cash Used in Investing Activities	(203,030)	(107,011)	(74,318)

FINANCING ACTIVITIES

Net increase in core deposits	173,569	163,813	49,841
Net increase (decrease) in time deposits	69,052	50,199	(13,708)
Net (decrease) increase in short-term borrowings	(75,000)	(9,650)	113,775
Net increase (decrease) in securities sold under repurchase agreements and federal funds purchased	39,445	(98,986)	(1,143)
Proceeds from long-term borrowings	50,868	4,932	55,540
Repayments of long-term borrowings	(53,417)	(35,540)	(150,305)
Net treasury stock activity	(15,269)	(5,620)	(578)
Cash dividends paid to shareholders	(29,342)	(28,101)	(26,726)
Net Cash Provided by Financing Activities	159,906	41,047	26,696

Increase (decrease) in Cash and Cash Equivalents	8,861	(5,033)	2,103
Cash and Cash Equivalents at Beginning of Year	47,328	52,361	50,258
Cash and Cash Equivalents at End of Year	$56,189	$47,328	$52,361

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

S&T Bancorp, Inc. and Subsidiaries

NOTE A

NATURE OF OPERATIONS

S&T Bancorp, Inc. (“S&T”) was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and has two wholly owned subsidiaries, S&T Bank and 9th Street Holdings, Inc. S&T owns a one-half interest in Commonwealth Trust Credit Life Insurance Company (“CTCLIC”).

S&T is presently engaged in nonbanking activities through the following six entities: 9th Street Holdings, Inc., S&T Bancholdings, Inc., CTCLIC, S&T Insurance Group, LLC, S&T Professional Resources Group, LLC and Stewart Capital Advisors, LLC. 9th Street Holdings, Inc. was formed in June 1988 and S&T Bancholdings, Inc. was formed in August 2002 to hold and manage a group of investments previously owned by S&T Bank and to give S&T additional latitude to purchase other investments. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC distributes high-quality life insurance and long-term disability income insurance products through Evergreen Insurance Associates, LLC. S&T Professional Resources Group, LLC markets software developed by S&T. Stewart Capital Advisors, LLC was formed September 1, 2005 to act as a registered investment advisor.

ACCOUNTING POLICIES

The financial statements of S&T Bancorp, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The more significant accounting policies are described below.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of S&T and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments of 20 percent — 50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting. S&T operates within one business segment, community banking, providing a full range of services to individual and corporate customers.

CASH FLOW INFORMATION

S&T considers cash and due from banks as cash and cash equivalents. For the years ended December 31, 2005, 2004 and 2003, interest paid was $61,213,000, $40,900,000 and $47,685,000, respectively. Income taxes paid during 2005 were $23,153,000 compared to $20,808,000 for 2004 and $20,943,000 for 2003. For the years ended December 31, 2005, 2004 and 2003, transfers of loans to other real estate owned was $3,455,000, $2,111,000 and $766,000.

SECURITIES

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and S&T has the ability, at the time of purchase, to hold securities until maturity, they are classified as held to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and are recorded at market value, and unrealized gains and losses on these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

securities, net of related deferred income taxes, are reported in accumulated other comprehensive income. Gains or losses on the disposition of securities are based on the specific identification method. S&T does not engage in any securities trading activity.

Management systematically evaluates securities for other-than-temporary declines in market value. Securities for which declines in market value are deemed to be other-than-temporary are written down to current market value and the resultant changes included in earnings as realized losses.

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

Impaired loans are defined by management as commercial and commercial real estate loans which it is probable that S&T will not be able to collect all amounts due according to the contractual terms of the loan agreement. Residential real estate mortgages and consumer installment loans are large groups of smaller balance homogenous loans and are separately measured for impairment. Factors considered by management in determining impairment include payment status and underlying collateral value. All impaired loans are classified as substandard for risk classification purposes. Impaired loans are reserved, to the estimated value of collateral and/or cash flow associated with the loan, when management believes principal and interest will not be collected under the contractual terms of the loan. The accrual of interest on impaired loans is discontinued when the loan is 60 days past due or in management’s opinion the account should be placed on nonaccrual status (loans partially charged-off are immediately placed on nonaccrual status). When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent that cash payments are received.

The allowance for loan losses is established through provisions for loan losses charged against income. Loans considered to be uncollectible are charged against the allowance, and recoveries, if any, are credited to the allowance. The adequacy of the allowance for loan losses is determined by management through evaluation of the loss exposure on individual nonperforming, delinquent and high-dollar loans; review of various risk conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant risk factors.

A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and other risk factors. Factors consider the level of S&T’s historical charge-offs that have occurrence within the credits economic life cycle. Management also assesses subjective factors such as portfolio credit trends, unemployment trends, vacancy trends, loan growth and variable interest rate factors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

LOANS ORIGINATED FOR SALE AND HELD FOR SALE

Loans held for sale, consist of 1-4 family residential loans originated for sale in the secondary market and carried at lower of cost or market, determined on an aggregate basis. Loans held for sale were $1.6 million and $4.3 million at December 31, 2005 and 2004, respectively. Gains and losses on sales of loans held for sale are included in mortgage banking income in the consolidated statements of income. S&T manages its exposure to changes in the market value of loans from the date of commitment to the borrower and the loan’s ultimate sale by entering into mandatory forward commitments to sell the loans. The extent to which S&T elects to cover its loan production with forward commitments varies based upon factors deemed by management to be appropriate in the circumstances. The market value related to the risk of the commitment is the hedged asset or liability on the balance sheet with a corresponding offset recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the market value of the derivative is recorded as a freestanding asset or liability. The amounts of commitments to borrowers and commitments to sell loans were insignificant at December 31, 2005 and 2004.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed generally by the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

JOINT VENTURES

S&T has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credits and tax deductions for any losses incurred by the projects based on its partnership share. At December 31, 2005 and 2004, S&T had recorded investments in other assets on its balance sheet of approximately $13.7 million and $12.2 million, respectively, associated with these investments. S&T currently adjusts the carrying value of these investments for any losses incurred by the limited partnership through earnings. S&T determined that it is not the primary beneficiary of these partnerships and does not consolidate them.

OTHER REAL ESTATE

Other real estate is included in other assets and is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of a foreclosure. These properties are carried at the lower of cost or market value less estimated cost of resale. Loan losses arising from the acquisition of such property initially are charged against the allowance for loan losses. Gains or losses realized subsequent to acquisition are recorded in the results of operations.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the cost of net assets purchased. Goodwill is not amortized, but is evaluated for impairment annually. In 2005, 2004 and 2003, S&T performed the required impairment tests of goodwill at the respective reporting unit level and no impairment existed as of the valuation date, as the market value of S&T’s net assets exceeded their carrying value. If for any future period S&T determines that there has been impairment in the carrying value of its goodwill balances, S&T will record a charge to earnings, which could have a material adverse effect on S&T’s net income.

Intangible assets consist of $3.8 million for the acquisition of core savings deposits ($2.3 million, net of accumulated amortization) and $1.4 million in cost for the acquisition of insurance contract relationships ($1.0 million, net of accumulated amortization), and are amortized over their estimated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

weighted average life of eleven and ten years, respectively. The estimated aggregate amortization expense for each of the five succeeding years will approximate $0.5 million.

	Goodwill	Core Deposit Intangible
Dollars in thousands

Balance at December 31, 2003	$48,021	$3,975
Additions/(reductions)	—	—
Amortization	—	(468)
Balance at December 31, 2004	48,021	3,507
Additions/(reductions)	1,052	276
Amortization	—	(483)
Balance at December 31, 2005	$49,073	$3,300

MORTGAGE LOAN SERVICING

Mortgage servicing assets are recognized as separate assets when servicing rights are acquired through loan originations, when there is a definitive plan to sell the underlying loan. Upon sale, the mortgage servicing right is established, which represents the then current market value of future net cash flows expected to be realized for performing the servicing activities. The market value of the mortgage servicing rights are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing rights. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the market value of the mortgage servicing rights, mortgage interest rates, which are used to determine prepayment rates and discount rates are held constant over the estimated life of the portfolio. Capitalized mortgage servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

Capitalized mortgage servicing rights are regularly evaluated for impairment based on the estimated market value of those rights. The mortgage servicing rights are stratified by certain risk characteristics, primarily loan term and note rate. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the market value. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced.

Mortgage servicing rights are also reviewed for other-than-temporary impairment. Other-than-temporary impairment exists when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the mortgage servicing rights. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing rights and the valuation allowance, precluding subsequent recoveries.

For the year ended December 31, 2005 and 2004, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $36.4 million and $42.9 million, respectively. At December 31, 2005 and 2004, mortgage servicing rights were $2.2 million and $1.7 million, respectively. At December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

2005, 2004 and 2003, S&T’s servicing portfolio totaled $185.1 million, $175.9 million and $160.3 million, respectively. The fair market value of mortgage servicing rights was $2.4 million and $1.7 million at December 31, 2005 and 2004, respectively.

	Servicing Rights	Valuation Allowance	Net Carrying Value
Dollars in thousands

Balance at December 31, 2003	$1,659	$179	$1,480
Additions/(reductions)	649	210	439
Amortization	(245)		(245)
Balance at December 31, 2004	2,063	389	1,674
Additions/(reductions)	421	(369)	790
Amortization	(286)		(286)
Balance at December 31, 2005	$2,198	$20	$2,178

DERIVATIVE FINANCIAL INSTRUMENTS

S&T utilizes derivative instruments from time to time for asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. The notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Interest-rate swaps are contracts in which a series of interest-rate flows (fixed and floating) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged. At December 31, 2005, S&T had no derivative instruments outstanding.

S&T has certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which S&T enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, S&T agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a same notional amount at a fixed rate. At the same time, S&T agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows S&T’s customer to effectively convert a variable rate loan to a fixed rate. Because S&T acts as an intermediary for its customer, changes in the market value of the underlying derivative contracts offset each other and do not impact S&T’s results of operations. At December 31, 2005, S&T had a notional amount of $73.2 million of interest rate swaps paying and receiving a weighted average fixed rate of 6.88 percent.

S&T offers rate lock commitments to potential borrowers. The commitments are generally for sixty days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. S&T enters into such contracts in order to control interest rate risk under an asset/liability strategy that is meant to limit risk from holding longer-term mortgages. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The rate lock is executed between the mortgagee and S&T, and in turn a forward sales contract is executed between S&T and the investor. Both the rate lock commitment and the corresponding forward sales contract for each customer are considered derivatives. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income on the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

WEALTH MANAGEMENT ASSETS AND INCOME

Assets held in a fiduciary capacity by the subsidiary bank, S&T Bank, are not assets of S&T Bank and are therefore not included in the consolidated financial statements. Wealth management fee income is reported on the consolidated statements of income.

STOCK-BASED COMPENSATION

S&T has various stock-based employee compensation plans, which are described in Note O. S&T accounts for stock based compensation using the intrinsic value method. The following is proforma information regarding net income and earnings per share assuming that stock options were accounted for under the market value method. The estimated market value of the options is amortized to expense over the vesting period.

	2005	2004	2003
(dollars in thousands, except per share data)
Net Income	$58,243	$54,358	$51,777
Stock-based employee compensation cost determined if the market value method had been applied to all awards, net of tax	(2,173)	(1,324)	(353)
Proforma Net Income	$56,070	$53,034	$51,424

Basic Earnings per Share
As reported	$2.21	$2.05	$1.96
Proforma	2.13	2.00	1.94
Diluted Earnings per Share
As reported	$2.18	$2.03	$1.94
Proforma	2.10	1.98	1.92

On June 20, 2005, the Board of Directors of S&T approved the accelerated vesting of the December 20, 2004 stock options awarded to eligible participants under the S&T Incentive Stock Plan, which have an exercise price of $37.08. As a result of the acceleration, unvested options granted in 2004 to acquire approximately 381,000 shares of S&T’s common stock, which otherwise would have vested on January 1, 2006 and the remaining shares on January 1, 2007, became immediately exercisable in full. The options were not “in the money” at the time of acceleration. S&T will adopt Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, on January 1, 2006 and believes the above-mentioned acceleration of vesting will reduce the compensation expense related to its Incentive Stock Plan in 2006.

The market value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates of 4.36 percent, 3.61 percent and 3.27 percent; a dividend yield of 3.0 percent, 2.9 percent and 3.3 percent; volatility factors of the expected market price of S&T’s common stock of .27, .26 and .27; and a weighted-average expected life of seven years in 2005 and five years in 2004 and 2003.

The Black-Scholes option valuation model was developed for use in estimating the market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. S&T’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the market value estimate.

PENSIONS

Pension expense for S&T Bank’s defined benefit pension plan is actuarially determined using the projected unit credit actuarial cost method. The funding policy for the plan is to contribute amounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

to the plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus such additional amounts as may be appropriate, subject to federal income tax limitation.

INCOME TAXES

Income taxes are accounted for under the liability method whereby deferred income taxes are recognized for the difference between the financial reporting and tax bases of assets and liabilities.

TREASURY STOCK

The purchase of S&T common stock is recorded at cost. At the time of reissuance, the treasury stock account is reduced using the average cost method.

EARNINGS PER COMMON SHARE

Basic Earnings Per Share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Average shares outstanding for computing basic EPS were 26,384,062, 26,485,934 and 26,427,899 for 2005, 2004 and 2003, respectively. Potentially dilutive securities are excluded from the basic calculation, but are included in diluted EPS. Average shares outstanding for computing diluted EPS were 26,688,148, 26,799,451 and 26,723,434 for 2005, 2004 and 2003, respectively. In computing diluted EPS, average shares outstanding have been increased by the common stock equivalents relating to S&T’s outstanding stock options.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No.123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their market values. Proforma disclosure is no longer an alternative.

Statement 123(R) originally required adoption no later that July 1, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amends the compliance dates for Statement 123(R). Under the SEC’s new rule, S&T was required to adopt Statement 123(R) as of January 1, 2006. S&T is applying the modified prospective method. S&T expects the impact to earnings in 2006 to approximate $584,777, net of tax.

RECLASSIFICATION

Certain amounts in prior years’ financial statements have been reclassed to conform to the current year’s presentation. The reclassifications had no effect on S&T’s financial condition or results of operations.

NOTE B

Market Values of Financial Instruments

S&T utilizes quoted market values, where available, to assign market value to its financial instruments. In cases where quoted market values were not available, S&T uses present value methods to estimate the market value of its financial instruments. These estimates of market value are significantly affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following methods and assumptions were used by S&T in estimating its market value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS AND OTHER SHORT-TERM ASSETS

The carrying amounts reported in the consolidated balance sheet for cash and due from banks, interest-earning deposits with banks and federal funds sold approximate those assets’ market values.

SECURITIES

Market values for investment securities and securities available for sale are based on quoted market prices.

LOANS

For variable-rate loans that reprice frequently and with no significant change in credit risk, market values are based on carrying values. The market values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers as adjusted for net credit losses and the loss of interest income from nonaccrual loans. The carrying amount of accrued interest approximates its market value.

DEPOSITS

The market values disclosed for demand deposits (e.g., noninterest and interest-bearing demand, money market and savings accounts) are, by definition, equal to the amount payable on demand. The carrying amounts for variable-rate, fixed-term, certificates of deposit approximate their market value at year-end. Market values for fixed-rate certificates of deposit and other time deposits are based on the discounted value of contractual cash flows, using interest rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS AND OTHER BORROWED FUNDS

The carrying amounts of federal funds purchased, securities sold under repurchase agreements and other borrowings approximate their market values.

LONG-TERM BORROWINGS

The market values disclosed for long-term borrowings are estimated using current interest rates for long-term borrowings of similar remaining maturities.

LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT

Estimates of the market value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counter-parties. Also, unfunded loan commitments relate principally to variable-rate commercial loans, typically non-binding and fees are not normally assessed on these balances.

Estimates of market value have not been made for items that are not defined as financial instruments, including such items as S&T’s core deposit intangibles and the value of its trust operation. S&T believes it is impractical to estimate a representational market value for these types of assets, which represent significant value to S&T.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table indicates the estimated market value of S&T’s financial instruments as of December 31:

	2005		2004
	Market Value	Carrying Value	Market Value	Carrying Value
(dollars in thousands)

ASSETS
Cash	$56,189	$56,189	$47,328	$47,328
Securities:
Available for sale	494,575	494,575	517,906	517,906
Held to maturity	—	—	267	265
Loans	2,473,390	2,491,506	2,283,859	2,287,351

LIABILITIES
Deposits	2,412,412	2,418,884	2,180,798	2,176,263
Securities sold under repurchase agreements & federal funds purchased	137,829	137,829	98,384	98,384
Short-term borrowings	150,000	150,000	225,000	225,000
Long-term borrowings	84,967	83,776	89,342	86,325
Interest-rate swaps	—	—	54	54

NOTE C

Restrictions on Cash and Due from Bank Accounts

The Board of Governors of the Federal Reserve System (“the Federal Reserve Board”) imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as a noninterest-bearing balance with the Federal Reserve Board. Required reserves averaged $16,464,000 during 2005.

NOTE D

Securities

The following table indicates the composition of the securities portfolio at December 31:

	Available for Sale
2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$224,325	$399	$(3,687)	$221,037
Collateralized mortgage obligations of U.S. government corporations and agencies	64,480	6	(847)	63,639
Mortgage-backed securities	39,321	46	(951)	38,416
U.S. treasury securities	499	—	—	499
Obligations of states and political subdivisions	84,998	38	(1,225)	83,811
Debt securities available for sale	413,623	489	(6,710)	407,402
Marketable equity securities	45,421	20,084	(391)	65,114
Other securities	22,059	—	—	22,059
Total	$481,103	$20,573	$(7,101)	$494,575

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	Available for Sale
2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$234,706	$3,107	$(299)	$237,514
Collateralized mortgage obligations of U.S. government corporations and agencies	46,126	402	—	46,528
Mortgage-backed securities	48,197	436	(260)	48,373
U.S. treasury securities	5,089	159	—	5,248
Obligations of states and political subdivisions	70,968	539	(309)	71,198
Corporate securities	16,222	271	—	16,493
Debt securities available for sale	421,308	4,914	(868)	425,354
Marketable equity securities	46,888	27,845	(178)	74,555
Other securities	17,997	—	—	17,997
Total	$486,193	$32,759	$(1,046)	$517,906

	Held to Maturity
Obligations of states and political subdivisions	$265	$2	$—	$267
Total	$265	$2	$—	$267

There were $5,337,000, $6,348,000 and $10,552,000 in gross realized gains and $329,000, $1,004,000 and $2,494,000 in gross realized losses in 2005, 2004 and 2003, respectively, relative to securities available for sale. During 2005, S&T recognized an other-than-temporary impairment totaling $0.3 million on one equity security.

The following table presents the age of gross unrealized losses and market value by investment category:

	Less Than 12 Months		12 Months or More		Total
2005	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$142,892	$(2,553)	$32,825	$(1,134)	$175,717	$(3,687)
Collateralized mortgage obligations of U.S. government corporations and agencies	58,696	(847)	—	—	58,696	(847)
Mortgage-backed securities	21,450	(360)	14,466	(591)	35,916	(951)
Obligations of states and political subdivisions	58,898	(753)	14,412	(472)	73,310	(1,225)
Debt securities available for sale	281,936	(4,513)	61,703	(2,197)	343,639	(6,710)
Marketable equity securities	3,052	(245)	2,857	(146)	5,909	(391)
Total Temporarily Impaired Securities	$284,988	$(4,758)	$64,560	$(2,343)	$349,548	$(7,101)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	Less Than 12 Months		12 Months or More		Total
2004	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$34,309	$(150)	$4,889	$(149)	$39,198	$(299)
Mortgage-backed securities	17,147	(260)	—	—	17,147	(260)
Obligations of states and political subdivisions	19,596	(275)	1,076	(34)	20,672	(309)
Debt securities available for sale	71,052	(685)	5,965	(183)	77,017	(868)
Marketable equity securities	51	(2)	2,239	(176)	2,290	(178)
Total Temporarily Impaired Securities	$71,103	$(687)	$8,204	$(359)	$79,307	$(1,046)

During 2005, S&T recognized an other-than-temporary impairment totaling $0.3 million on one equity security. S&T does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. S&T performs a review on the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. S&T management considers the length of time and the extent to which the market value has been less than cost and the financial condition of the issuer. The unrealized losses on thirty-three debt securities are primarily attributable to changes in interest rates. The unrealized losses on five marketable equity securities are attributable to temporary declines in market value. S&T has both the intent and the ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost or until maturity.

The amortized cost and estimated market value of debt securities at December 31, 2005, by effective maturity, is included in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For purposes of the maturity table, mortgage-backed securities and collateralized mortgage obligations, which are not due at a single maturity date, have been allocated over maturity groupings based upon the current estimated prepayment rates. The mortgage-backed securities and collateralized mortgage obligations may mature earlier or later than their weighted-average estimated maturities because of principal prepayment optionality.

Available for Sale	Amortized Cost	Market Value
(dollars in thousands)

Due in one year or less	$61,102	$61,236
Due after one year through five years	280,467	275,633
Due after five years through ten years	68,014	66,581
Due after ten years	4,040	3,952
Total Debt Securities Available for Sale	$413,623	$407,402

At December 31, 2005 and 2004, securities with principal amounts of $274,399,000 and $294,745,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE E

Loans

The following table indicates the composition of the loan portfolio at December 31:

	2005	2004
(dollars in thousands)

Real estate—construction	$339,179	$274,783
Real estate—mortgages:
Residential	519,076	487,445
Commercial	920,349	854,299
Commercial and industrial	644,686	601,633
Consumer installment	68,216	69,191
Gross Loans	2,491,506	2,287,351
Allowance for loan losses	(36,572)	(34,262)
Net Loans	$2,454,934	$2,253,089

The following table presents changes in the allowance for loan losses for the year ended December 31:

	2005	2004	2003
(dollars in thousands)

Balance at beginning of year	$34,262	$31,478	$30,138

Charge-offs	(3,929)	(7,175)	(7,306)
Recoveries	2,208	5,559	1,346
Net charge-offs	(1,721)	(1,616)	(5,960)

Provision for loan losses	5,000	4,400	7,300
Reclassification of allowance for loan losses on unfunded loan commitments(1)	(969)	—	—
Balance at end of year	$36,572	$34,262	$31,478
(1)	During the second quarter of 2005, S&T reclassified $969,000 of its allowance for loan losses to a separate allowance for probable credit losses inherent in unfunded loan commitments. Net income and prior period balances were not affected by this reclassification. The separate allowance is included in other liabilities.

S&T Bank has granted loans to certain officers and directors of S&T as well as to certain affiliates of the officers and directors in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectability. The aggregate dollar amounts of these loans were $32,136,000 and $27,593,000 at December 31, 2005 and 2004, respectively. During 2005, $20,122,000 of new loans were funded and repayments totaled $15,579,000.

The principal balances of loans on nonaccrual status were $11,166,000 and $6,309,000 at December 31, 2005 and 2004, respectively. At December 31, 2005, there were no commitments to lend additional funds on nonaccrual loans. Other real estate owned which is included in other assets, was $3,712,000 at December 31, 2005 and $2,119,000 at December 31, 2004.

S&T attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio. S&T defines concentrations of credit risk as loans to a specific industry or group in excess of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

10 percent of total loans. At December 31, 2005 and 2004, S&T had no concentrations of credit risk by industry or group. Geographic concentrations exist because S&T provides a full range of banking services, including commercial, consumer and mortgage loans to individuals and corporate customers in its ten-county market areas in western Pennsylvania. Management believes these risks are mitigated by underwriting guidelines and ongoing review by loan administration.

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans:

	2005	2004	2003
(dollars in thousands)

Recorded investment in loans considered to be impaired	$29,745	$10,458	$12,260
Recorded investment in impaired loans with no related allowance for loan losses	7,741	1,388	4,087
Loans considered to be impaired that were on a nonaccrual basis	5,507	2,138	3,392
Allowance for loan losses related to loans considered to be impaired	9,937	5,712	3,914
Average recorded investment in impaired loans	16,325	13,762	10,217
Total interest income per contractual terms on impaired loans	2,115	684	1,012
Interest income on impaired loans recognized on a cash basis	1,854	571	913

NOTE F

Premises and Equipment

The following table is a summary of the premises and equipment accounts at December 31:

	Estimated Useful Life	2005	2004
(dollars in thousands)

Land	Indefinite	$4,530	$3,395
Premises	10-50 years	29,949	27,169
Furniture and equipment	3-10 years	21,957	21,128
Leasehold improvements	2-25 years	3,944	4,103
		60,380	55,795
Accumulated depreciation		(31,257)	(30,304)
Total		$29,123	$25,491

Depreciation related to premises and equipment was $2,863,000, $2,485,000 and $2,479,000 in 2005, 2004 and 2003, respectively.

Certain banking facilities are leased under short-term lease arrangements expiring at various dates to the year 2010. All such leases are accounted for as operating leases. Rental expense for premises and equipment amounted to $2,229,000, $1,963,000 and $1,925,000 in 2005, 2004 and 2003, respectively. Minimum annual rentals and renewal options for each of the years 2006-2010 are approximately $1,195,000, $895,000, $879,000, $851,000, and $772,000 respectively, and $5,547,000 for the years thereafter. Included in the above are leases entered into with three directors for which rental expense totaled $611,000, $575,000 and $566,000 in 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE G

Deposits

The following table indicates the composition of deposits at December 31:

	2005		2004
	Balance	Expense	Balance	Expense
(dollars in thousands)

Noninterest-bearing demand	$435,672	$—	$415,812	$—
Interest-bearing demand	155,191	21	175,447	19
Money market	242,228	3,812	332,009	3,245
Savings	652,685	11,263	388,939	1,493
Time deposits	933,108	29,728	864,056	25,875
Total	$2,418,884	$44,824	$2,176,263	$30,632

The aggregate of all time deposits over $100,000 amounted to $206,666,000 and $192,761,000 for December 31, 2005 and 2004, respectively.

The following table indicates the scheduled maturities of time deposits at December 31:

	2005	2004
(dollars in thousands)

Due in one year	$548,150	$377,245
Due in one to two years	198,753	226,575
Due in two to three years	102,937	146,426
Due in three to four years	38,479	51,487
Due in four to five years	21,200	36,772
Due after five years	23,589	25,551
Total	$933,108	$864,056

NOTE H

Short-Term Borrowings

Short-term borrowings are for terms under one year and were comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased and FHLB advances. S&T defines repurchase agreements with its local retail customers as retail REPOs; short-term wholesale REPOs are those transacted with other banks and brokerage firms. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral provided to a third party is continually monitored, and additional collateral is obtained or requested to be returned as appropriate. Federal funds purchased are unsecured overnight borrowings with other financial institutions; overnight and FHLB advances are for various terms secured by a blanket lien on securities, residential mortgages and other loans with the FHLB of Pittsburgh.

Securities Sold Under Repurchase Agreements and Federal Funds Purchased	2005	2004	2003
(dollars in thousands)

Balance at December 31:	$137,829	$98,384	$182,020
Average balance during the year	132,406	164,645	185,214
Average interest rate during the year	2.98%	1.16%	1.13%
Maximum month-end balance during the year	$174,467	$199,538	$230,774
Average interest rate at year-end	3.80%	1.77%	0.95%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Federal Home Loan Bank (FHLB) Advances	2005	2004	2003
(dollars in thousands)

Balance at December 31:	$150,000	$225,000	$250,000
Average balance during the year	221,918	293,391	142,136
Average interest rate during the year	3.21%	1.47%	1.28%
Maximum month-end balance during the year	$315,000	$380,000	$250,000
Average interest rate at year-end	4.34%	2.20%	1.20%

NOTE I

Long-Term Borrowings

The following table is a summary of long-term borrowings with the FHLB:

	2005		2004
	Balance	Average Rate	Balance	Average Rate
(dollars in thousands)

Due in one year	$45,344	3.79%	$142	5.70%
Due in one to two years	10,362	5.70%	151	5.70%
Due in two to three years	379	4.88%	10,159	5.73%
Due in three to four years	13,638	6.08%	169	5.70%
Due in four to five years	4,929	6.67%	13,596	6.10%
Due after five years	9,124	4.86%	8,833	6.28%
Total	$83,776	4.69%	$33,050	6.03%

The purpose of these borrowings is to match-fund selected new loan originations, to mitigate interest-rate sensitivity risks and to take advantage of discounted borrowing rates through the FHLB for community investment projects.

S&T pledged securities and all 1-4 family and multi-family mortgage loans as collateral for any current or future FHLB borrowings. The total carrying amount of these pledged loans was $437,019,000 at December 31, 2005. At December 31, 2005, S&T had availability with the FHLB of $405,312,000.

At December 31, 2005, S&T had no long-term repurchase agreement borrowings outstanding. At December 31, 2004, S&T had long-term repurchase agreement borrowings totaling $53,275,000 at a weighted average fixed-rate of 4.43 percent, which matured within one year. The purpose of these borrowings was to lock in fixed-rate fundings to mitigate interest-rate risk.

NOTE J

Dividend and Loan Restrictions

Certain restrictions exist regarding the ability of S&T Bank to transfer funds to S&T in the form of dividends and loans. The amount of dividends that may be paid to S&T is restricted by regulatory guidelines concerning minimum capital requirements. S&T Bank could pay dividends of approximately $24.0 million without affecting its well-capitalized position at December 31, 2005.

Federal law prohibits S&T from borrowing from S&T Bank unless such loans are collateralized by specific obligations. Further, such loans are limited to 10 percent of S&T Bank’s capital and additional paid-in capital, as defined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE K

Litigation

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. No material losses are anticipated by S&T as a result of these legal proceedings.

NOTE L

Guarantees

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T’s financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement. S&T’s exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $635,809,000 and $547,627,000 at December 31, 2005 and 2004, respectively. Unfunded other loan commitments totaled $144,694,000 and $134,059,000 at December 31, 2005 and 2004, respectively; and obligations under standby letters of credit totaled $206,249,000 and $213,409,000 at December 31, 2005 and 2004, respectively.

NOTE M

Income Taxes

Income tax expense (credits) for the years ended December 31 are comprised of:

	2005	2004	2003
(dollars in thousands)

Current	$23,288	$24,613	$22,707
Deferred	999	(1,612)	(1,844)
Total	$24,287	$23,001	$20,863

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2005	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(2.3)	(2.2)	(2.2)
Dividend exclusion	(0.7)	(0.7)	(1.0)
Low income housing tax credits	(1.6)	(1.5)	(1.9)
Other	(1.0)	(0.9)	(1.2)
Effective tax rate	29.4%	29.7%	28.7%

Income taxes applicable to security gains were $1,753,000 in 2005, $1,870,000 in 2004 and $2,820,000 in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Significant components of S&T’s temporary differences were as follows at December 31:

	2005	2004
(dollars in thousands)

Deferred tax liabilities:
Net unrealized holding gains on securities available for sale	$(4,939)	$(11,240)
Prepaid pension	(3,997)	(1,796)
Deferred loan income	(2,476)	(2,495)
Purchase accounting	(4,783)	(4,573)
Other	(778)	(1,412)
Total deferred tax liabilities	(16,973)	(21,516)
Deferred tax assets:
Allowance for loan losses	13,090	11,992
Loan fees	1,152	1,287
State taxes NOL carryforwards	274	226
Other	2,722	2,926
Gross deferred tax assets	17,238	16,431
Less:
Valuation allowance	(274)	(226)
Total deferred tax assets	16,964	16,205
Net deferred tax liability included in other liabilities	$(9)	$(5,311)

S&T Bank establishes a valuation allowance when it is more likely than not that the Corporation will not be able to realize the benefit of the deferred tax assets, i.e., when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets as of December 31, 2005 and 2004 were reduced by a valuation allowance of $0.3 million and $0.2 million, respectively, related to state income tax net operating losses generated by certain subsidiaries, as utilization of these losses is not likely. These operating loss carryforwards will expire in the years 2019-2024.

The period change in deferred taxes is recorded both directly to capital and as a part of the income tax expense and can be summarized as follows at December 31:

	2005	2004
(dollars in thousands)

Deferred tax changes reflected in other comprehensive income	$(6,301)	$(3,392)
Deferred tax changes reflected in federal income tax expense	999	(1,612)
Net change in deferred taxes	$(5,302)	$(5,004)

NOTE N

Employee Benefits

S&T Bank maintains a defined benefit pension plan (“Plan”) covering substantially all employees. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table summarizes the components of net periodic pension expense for S&T Bank’s defined benefit Plan:

	2005	2004	2003
(dollars in thousands)

Service cost—benefits earned during the period	$1,725	$1,535	$1,219
Interest cost on projected benefit obligation	2,583	2,313	2,174
Expected return on plan assets	(3,435)	(2,978)	(2,254)
Net amortization and deferral	43	19	107
Net periodic pension expense	$916	$889	$1,246

The following tables summarize the activity in the benefit obligation and Plan assets:

	2005	2004
(dollars in thousands)

CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$43,070	$37,524
Service cost	1,725	1,535
Interest cost	2,583	2,312
Plan participants’ contributions	294	1,562
Actuarial gain	2,619	1,899
Benefits paid	(1,851)	(1,762)
Projected benefit obligation at end of year	$48,440	$43,070

CHANGE IN PLAN ASSETS
Market value of plan assets at beginning of year	$42,145	$35,184
Actual return on plan assets	2,829	4,161
Employer contribution	9,203	3,000
Plan participants’ contributions	294	1,562
Benefits paid	(1,851)	(1,762)
Market value of plan assets at end of year	$52,620	$42,145

The following table sets forth the plan’s funded status and the accrued pension cost in the consolidated balance sheets at December 31:

	2005	2004
(dollars in thousands)

Projected benefit obligation at end of year	$(48,440)	$(43,070)
Market value of plan assets at end of year	52,620	42,145
Funded status	4,180	(925)
Unrecognized net loss	7,105	3,907
Unamortized prior service cost	134	151
Balance of initial unrecognized net asset	—	—
Prepaid pension cost included in other assets	$11,419	$3,133

The accumulated benefit obligation for S&T Bank’s defined benefit Plan was $41,370,000 at December 31, 2005 and $36,902,000 at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Below are actuarial assumptions used in accounting for the Plan at December 31:

	2005	2004	2003
Weighted-average discount rate	6.00%	6.00%	6.25%
Rate of increase in future compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

S&T considers many factors when setting the assumed rate of return on Plan assets. As a general guideline the assumed rate of return is equal to the weighted average of the expected returns for each asset category and is estimated based on historical returns as well as expected future returns.

The Plan’s weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31
Asset Category	2005	2004
Equity Securities	59%	66%
Debt Securities	26%	30%
Other	15%	4%
Total	100%	100%

S&T Bank’s Retirement Plan Committee determines the investment policy for the Plan. In general, the targeted asset allocation is 50 percent-70 percent equities and 30 percent-50 percent fixed-income. A strategic allocation within each asset class is employed based on the Plan’s time horizon, risk tolerances, performance expectations and asset class preferences. Investment managers have discretion to invest in any equity or fixed-income asset class, subject to the securities guidelines of the Plan’s Investment Policy Statement.

S&T Bank contributed $2.0 million to the Plan in 2005. S&T also contributed $7.2 million to the Plan in 2005 for 2006. This contribution comprised the majority of the other asset category (e.g. money market account) at December 31, 2005. Benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Plan for each of the years 2006-2010 and are $1,923,000, $2,008,000, $2,124,000, $2,269,000, $2,440,000, respectively, and $15,012,000 for the five years thereafter.

S&T also has a supplemental executive retirement plan (“SERP”) for certain key employees. The SERP is unfunded. The balances of the actuarial present values of projected benefit obligations related to the SERP were $3,304,000 and $2,859,000 at December 31, 2005 and 2004, respectively. Accrued pension costs related to the SERP were $2,904,000 and $2,693,000 at December 31, 2005 and 2004, respectively. Net periodic pension cost related to the SERP was $317,000, $279,000 and $279,000 for the year ended December 31, 2005, 2004 and 2003, respectively. The actuarial assumptions are the same as those used for S&T’s defined benefit plan.

S&T maintains a Thrift Plan in which substantially all employees are eligible to participate. S&T makes matching contributions to the Plan up to 3 percent of participants’ eligible compensation and may make additional profit-sharing contributions as limited by the Plan. Expense related to these contributions amounted to $1,963,000, $1,428,000 and $1,658,000 in 2005, 2004 and 2003, respectively.

NOTE O

Incentive and Restricted Stock Plan and Dividend Reinvestment Plan

S&T adopted an Incentive Stock Plan in 1992 (“Stock Plan”) that provides for granting incentive stock options, nonstatutory stock options, restricted stock and stock appreciation rights (SARs). On

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

October 17, 1994, the Stock Plan was amended to include outside directors. The Stock Plan covers a maximum of 3.2 million shares of S&T common stock and expires ten years from the date of board approval. At December 31, 2002, 3,180,822 nonstatutory stock options and 35,600 restricted stock awards had been granted under the Stock Plan. No further awards will be made under the Stock Plan.

S&T adopted an Incentive Stock Plan in 2003 (“2003 Stock Plan”) that provides for granting incentive stock options, nonstatutory stock options, restricted stock and SARS. The 2003 Stock Plan covers a maximum of 1.5 million shares of S&T common stock and expires ten years from the date of board approval. The 2003 Stock Plan is similar to the S&T Stock Plan, which the 2003 Stock Plan replaced. As of December 31, 2005, 933,500 nonstatutory stock options have been granted under the 2003 Stock Plan and 515,350 are currently exercisable.

Each year S&T has granted nonstatutory stock options at exercise prices equal to the market value of S&T common stock on the grant date.

Stock options granted in 2003 and 2004 under the 2003 Stock Plan and have a ten-year life. Options granted in 2005 have a four-year vesting period and a ten-year life, with 25 percent vesting each year on January 1 of the succeeding year.

In 2002, there were 35,600 shares of restricted stock awards granted at $26.60 per share. There were no restricted stock awards granted in 2005, 2004 and 2003. These shares vest 25 percent per year over the next four years with the first vesting occurring on January 1, 2004. During the restricted period, the recipient receives dividends and can vote the shares. Generally, if the recipient leaves S&T before the end of the restricted period, the shares will be forfeited. Compensation expense for the restricted stock is ratably recognized over the period of service, generally the restricted period, based on the market value of the stock on the date of grant.

S&T, also maintains a Cash Appreciation Rights (CAR) plan under which CARs are granted. CARs are rights to appreciation of the market value of S&T’s common stock over the exercise price as of the date of grant. The CARs are settled in cash. CARs granted in 2005 have a four-year vesting period and a ten-year life, with 25 percent vesting each year on January 1 of the succeeding year. There were 206,900 shares of CARs issued in 2005 at a price of $37.86 and none issued in 2004 and 2003.

Below is activity for nonstatutory stock options for the years ending December 31:

	2005		2004		2003
	Number of Shares	Weighted Average Option Price	Number of Shares	Weighted Average Option Price	Number of Shares	Weighted Average Option Price
Outstanding at beginning of year	1,919,697	$27.25	2,041,572	$26.34	2,059,422	$23.71
Granted	202,500	37.86	380,700	37.08	350,300	29.97
Exercised	(330,735)	23.90	(490,525)	21.09	(334,250)	18.82
Forfeited	(15,700)	30.81	(12,050)	28.13	(33,900)	26.06
Outstanding at end of year	1,775,762	29.05	1,919,697	27.25	2,041,572	26.34
Exercisable at end of year	1,422,312	$27.70	1,110,922	$23.08	1,506,175	$23.40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table summarizes the total shares outstanding and the range and weighted average of exercise prices and remaining contractual lives at December 31:

	2005			2004			2003
	Shares Outstanding	Exercise Price	Contractual Remaining Life (Years)	Shares Outstanding	Exercise Price	Contractual Remaining Life (Years)	Shares Outstanding	Exercise Price	Contractual Remaining Life (Years)
1994	—	$—	—	—	$—	—	28,000	$9.50	1
1995	—	—	—	23,000	13.13	1	80,000	13.13	2
1996	25,500	15.44	1	62,500	15.44	2	116,000	15.44	3
1997	113,062	20.38	2	143,822	20.38	3	185,322	20.38	4
1998	162,700	27.75	3	217,300	27.75	4	306,100	27.75	5
1999	128,900	22.88	4	152,600	22.88	5	217,800	22.88	6
2000	147,800	19.81	5	163,500	19.81	6	193,650	19.81	7
2001	219,600	24.40	6	266,525	24.40	7	379,300	24.40	8
2002	110,500	26.60	7	163,350	26.60	8	185,100	26.60	9
2003	300,800	29.97	8	346,400	29.97	9	350,300	29.97	10
2004	364,400	37.08	9	380,700	37.08	10	—	—	—
2005	202,500	37.86	10	—	—	—	—	—	—
Total	1,775,762	$29.05	6.6	1,919,697	$27.25	6.9	2,041,572	$26.34	6.7

S&T also sponsors a dividend reinvestment plan (“Dividend Plan”) whereby shareholders may purchase shares of S&T common stock at market value with reinvested dividends and voluntary cash contributions. American Stock Transfer and Trust Company, the plan administrator and transfer agent, purchases the shares on the open market to fulfill the Dividend Plan’s needs.

NOTE P

S&T Bancorp, Inc. (parent company only)

Condensed Financial Information

Balance Sheets at December 31:	2005	2004
(dollars in thousands)

ASSETS
Cash	$54	$60
Investments in:
Bank subsidiary	308,732	298,211
Nonbank subsidiary	33,384	29,609
Other assets	17,864	28,430
Total Assets	$360,034	$356,310

LIABILITIES
Dividends payable	$7,613	$7,181
Total Liabilities	7,613	7,181
Total Shareholder’s Equity	352,421	349,129
Total Liabilities and Shareholder’s Equity	$360,034	$356,310

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Statements of Income for the year ended December 31:	2005	2004	2003
(dollars in thousands)

Dividends from subsidiaries	$44,733	$34,025	$30,173
Investment income	16	29	22
Other Expenses	802	774	769
Income before equity in undistributed net income of subsidiaries	43,947	33,280	29,426
Equity in undistributed net income (distribution in excess of net income) of:
Bank subsidiary	9,899	15,195	25,097
Nonbank subsidiary	4,397	5,883	(2,746)
Net Income	$58,243	$54,358	$51,777

Statements of Cash Flows for the year ended December 31:	2005	2004	2003
(dollars in thousands)

OPERATING ACTIVITIES
Net Income	$58,243	$54,358	$51,777
Equity in undistributed net income of subsidiaries	(14,296)	(21,078)	(22,351)
Tax benefit from nonstatutory stock options exercised	1,795	2,098	1,237
Other	(1,137)	(1,664)	(3,409)
Total Provided by Operating Activities	44,605	33,714	27,254

FINANCING ACTIVITIES
Dividends	(29,342)	(28,101)	(26,726)
Net treasury stock activity	(15,269)	(5,620)	(578)
Total Used by Financing Activities	(44,611)	(33,721)	(27,304)
Decrease in Cash	(6)	(7)	(50)
Cash at Beginning of Year	60	67	117
Cash at End of Year	$54	$60	$67

NOTE Q

Regulatory Matters

S&T is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on S&T’s financial statements. Under capital guidelines and the regulatory framework for prompt corrective action, S&T must meet specific capital guidelines that involve quantitative measures of S&T’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. S&T’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require S&T to maintain minimum amounts and ratios of Tier 1 and Total capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2005 and 2004, S&T meets all capital adequacy requirements to which it is subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

To be classified as well capitalized, S&T must maintain minimum Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)

As of December 31, 2005
Total Capital (to Risk Weighted Assets)	$333,945	12.09%	$220,973	8.00%	$276,216	10.00%
Tier 1 Capital (to Risk Weighted Assets)	290,531	10.52%	110,486	4.00%	165,729	6.00%
Tier 1 Capital (to Average Assets)	290,531	9.50%	122,354	3.00%	152,943	5.00%

As of December 31, 2004
Total Capital (to Risk Weighted Assets)	$320,318	12.58%	$203,780	8.00%	$254,725	10.00%
Tier 1 Capital (to Risk Weighted Assets)	275,997	10.84%	101,890	4.00%	152,835	6.00%
Tier 1 Capital (to Average Assets)	275,997	9.51%	116,059	3.00%	145,074	5.00%

The most recent notification from the FDIC categorized S&T Bank as well capitalized under the regulatory framework for corrective action. At December 31, 2005, S&T Bank’s Tier 1 and Total capital ratios were 9.57 percent and 10.89 percent, respectively, and Tier 1 capital to average assets was 8.61 percent. At December 31, 2004, S&T Bank’s Tier 1 and Total capital ratios were 9.98 percent and 11.36 percent, respectively, and Tier 1 capital to average assets was 8.73 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE R

Selected Financial Data

(unaudited)

	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
(dollars in thousands, except per share data)

SUMMARY OF OPERATIONS
Income Statements:
Interest income	$46,476	$44,035	$42,145	$39,466	$39,075	$37,728	$36,239	$35,596
Interest expense	17,991	15,595	13,780	12,148	11,287	10,549	9,548	9,506
Provision for loan losses	1,500	3,000	(300)	800	(500)	1,500	1,900	1,500
Net interest income after provision for loan losses	26,985	25,440	28,665	26,518	28,288	25,679	24,791	24,590
Security gains, net	1,239	1,300	801	1,668	972	1,144	1,708	1,520
Noninterest income	8,498	8,140	8,504	7,418	7,692	6,820	7,473	6,873
Noninterest expense	16,273	14,695	15,605	16,073	15,745	14,898	14,812	14,736
Income before taxes	20,449	20,185	22,365	19,531	21,207	18,745	19,160	18,247
Applicable income taxes	5,886	5,818	6,872	5,711	6,655	5,468	5,588	5,290
Net income	$14,563	$14,367	$15,493	$13,820	$14,552	$13,277	$13,572	$12,957

PER SHARE DATA
Net income-Diluted	$0.55	$0.54	$0.58	$0.51	$0.54	$0.50	$0.51	$0.48
Dividends declared	0.29	0.28	0.28	0.28	0.27	0.27	0.27	0.26
Book value	13.41	13.35	13.09	13.06	13.12	12.77	12.25	12.74

AVERAGE BALANCE SHEET TOTALS
Total assets	$3,141,728	$3,090,488	$3,061,157	$2,998,237	$3,000,134	$3,002,225	$2,979,134	$2,908,794
Securities	495,676	504,806	516,704	518,872	530,547	555,568	583,192	597,845
Net loans	2,415,587	2,346,862	2,317,945	2,259,300	2,250,816	2,230,984	2,182,642	2,102,312
Total deposits	2,348,991	2,269,085	2,188,288	2,157,201	2,116,041	2,040,251	1,982,751	1,955,025
Securities sold under repurchase agreements and federal funds purchased	162,718	141,494	127,901	96,687	124,912	173,177	166,000	194,836
Short-term borrowings	146,957	197,337	282,912	262,000	278,424	312,935	333,901	247,033
Long-term borrowings	83,813	82,174	68,352	79,248	86,344	95,672	116,933	116,933
Total shareholders’ equity	353,373	351,432	348,871	353,472	347,105	333,545	300,474	341,835

REPORT OF MANAGEMENT

S&T Bancorp, Inc. and Subsidiaries

S&T Bancorp, Inc. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

We, as management of S&T Bancorp, Inc., are responsible for establishing and maintaining effective adequate control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting, and internal control. Ernst & Young LLP, independent registered public accounting firm, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management assessed the corporation’s system of internal control over financial reporting as of December 31, 2005, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2005, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

/s/ James C. Miller	/s/ Robert E. Rout
James C. Miller, Chairman and Chief Executive Officer	Robert E. Rout Senior Executive Vice President, Chief Financial Officer and Secretary

Indiana, Pennsylvania
February 27, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

S&T Bancorp, Inc. and Subsidiaries

Audit Committee of the Board of Directors

S&T Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that S&T Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). S&T Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of S&T Bancorp, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions for the preparation of Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that S&T Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, S&T Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of S&T Bancorp, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, of S&T Bancorp, Inc. and our report dated February 24, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 24, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

S&T Bancorp, Inc. and Subsidiaries

The Audit Committee of the Board of Directors

S&T Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of S&T’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of S&T Bancorp, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of S&T Bancorp, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 24, 2006

Item 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of S&T’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer) management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

There were no changes in S&T’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Please refer to page 71 for Management’s Report on Internal Control Over Financial Reporting.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated herein from the sections entitled “Beneficial Ownership of S&T Common Stock by Directors and Officers” and “Executive Officers of the Registrant” in our proxy statement relating to our April 17, 2006, annual meeting of shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors, executive officers and persons who own more than 10 percent of our outstanding stock to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on our review of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-ten-percent shareholders were complied with during the year ended December 31, 2005.

Code of Ethics

S&T has adopted a code of ethics applicable to our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and principal accounting officer). We have posted the text of our code of ethics on our web site at www.stbancorp.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

Item 11.  EXECUTIVE COMPENSATION

This information required by Item 11 of Form 10-K is incorporated herein from the sections entitled “S&T Board Fees” and “Remuneration of Executive Officers” in our proxy statement relating to our April 17, 2006, annual meeting of shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except as set forth below the information required by Item 12 of Form 10-K is incorporated from the sections entitled “Principal Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement relating to our April 17, 2006, annual meeting of shareholders.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005 related to the equity compensation plans in effect at that time.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders[1]	1,775,762	$29.05	566,500
Equity compensation plans not approved by shareholders	0	0	0
Total	1,775,762	$29.05	566,500
(1)	Awards granted under the S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan (the “1992 Plan”) and the 2003 Incentive Stock Plan (the “2003 Plan”). The 1992 Plan expired in 2002 and no further awards may be granted thereunder.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated herein from the sections entitled “Transactions with Management and Others” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement relating to our April 17, 2006, annual meeting of shareholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein from the section entitled “Independent Registered Public Accounting Firm” in our proxy statement relating to our April 17, 2006, annual meeting of shareholders.

All services provided by our independent registered public accounting firm in 2005 were pre-approved by the Audit Committee of the Board (the “Committee”). The Committee is required to pre-approve all audit and non-audit services performed by the independent registered public accounting firm to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. In addition, any proposed services exceeding pre-approved cost levels require specific pre-approval by the Committee. The Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the Independent Auditor to management.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report.

Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report. No financial statement schedules are being filed since the required information is inapplicable or is presented in the Consolidated Financial Statements or related Notes.

(b) Exhibits

3.1	Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit B to Registration Statement (No. 2-83565) on Form S-4 of S&T Bancorp, Inc., dated May 5, 1983, and incorporated herein by reference.

3.2	Amendment to Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit 3.2 to Form S-4 Registration Statement (No. 33-02600) dated January 15, 1986, and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective May 8, 1989, incorporated herein by reference. Filed as exhibit 3.3 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective July 21, 1995. Filed as exhibit 3.4 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated here by reference.

3.5	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective June 18, 1998. Filed as exhibit 3.5 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated herein by reference.

3.6	By-laws of S&T Bancorp, Inc., as amended, December 16, 2002. Filed as Exhibit 3.6 to S&T Bancorp, Inc. Annual Report on Form 10-K for the year ending December 31, 2002 and incorporated herein by reference.

10.1	S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 33-48549) dated March 24, 1998 and incorporated herein by reference.

10.2	S&T Bancorp, Inc. 2003 Incentive Stock Plan. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-111557) dated December 24, 2003 and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
/s/ James C. Miller	02/27/06
James C. Miller, Chairman and Chief Executive Officer	Date

/s/ Robert E. Rout	02/27/06
Robert E. Rout, Senior Executive Vice President, Chief Financial Officer and Secretary	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James C. Miller James C. Miller	Chairman and Chief Executive Officer (Principal Executive Officer)	02/27/06

/s/ Robert E. Rout Robert E. Rout	Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	02/27/06

/s/ Joseph A. Kirk Joseph A. Kirk	Director	02/27/06

* Thomas A. Brice	Director	02/27/06

* Todd D. Brice	Director	02/27/06

* James L. Carino	Director	02/27/06

John J. Delaney	Director	02/27/06

* Michael J. Donnelly	Director	02/27/06

SIGNATURE	TITLE	DATE

* William J. Gatti	Director	02/27/06

* Ruth M. Grant	Director	02/27/06

* Jeffrey D. Grube	Director	02/27/06

* Frank W. Jones	Director	02/27/06

* Samuel Levy	Director	02/27/06

Christine J. Olson	Director	02/27/06

* Alan Papernick	Director	02/27/06

Myles D. Sampson	Director	02/27/06

* Charles A. Spadafora	Director	02/27/06

*By:	/s/ Joseph A. Kirk Joseph A. Kirk Attorney-in-fact