Form 10-Q
period 2006-03-31
S&T BANCORP INC
filed 2006-05-08
CIK 719220

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549 FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2006
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from Commission file number	To 0-12508
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	25-1434426
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(zip code)
800-325-2265
(Registrant's telephone number, including area code)
Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              Yes  ☑    No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):                                       Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $2.50 Par Value - 25,994,580 shares as of April 26, 2006

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)	March 31, 2006 (unaudited)	December 31, 2005 (Note A)

ASSETS

Cash and due from banks	$59,272	$56,189
Securities available for sale	469,009	481,257
Other investments	13,444	13,318
Loans held for sale	1,141	1,580
Portfolio loans, net of allowance for loan losses of $37,402 at March 31, 2006 and $36,572 at December 31, 2005	2,510,274	2,453,354
Premises and equipment, net	30,945	29,123
Goodwill	49,455	49,073
Other intangibles, net	5,457	5,478
Bank owned life insurance	33,377	33,107
Other assets	77,872	72,500
Total Assets	$3,250,246	$3,194,979

LIABILITIES

Deposits:
Noninterest-bearing	$417,315	$435,672
Interest-bearing	147,350	155,191
Money market	196,376	242,228
Savings	793,084	652,685
Time deposits	916,026	933,108
Total Deposits	2,470,151	2,418,884
Securities sold under repurchase agreements and federal funds purchased	114,487	137,829
Short-term borrowings	90,000	150,000
Long-term borrowings	171,635	83,776
Other liabilities	54,077	52,069
Total Liabilities	2,900,350	2,842,558

SHAREHOLDERS' EQUITY

Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value)
Authorized - 50,000,000 shares in 2006 and 2005
Issued - 29,714,038 shares in 2006 and 2005	74,285	74,285
Additional paid-in capital	26,325	26,120
Retained earnings	332,812	326,158
Accumulated other comprehensive income	6,711	9,172
Treasury stock (3,630,058 shares at March 31, 2006 and 3,443,308 shares at December 31, 2005, at cost)	(90,237)	(83,314)
Total Shareholders' Equity	349,896	352,421
Total Liabilities and Shareholders' Equity	$3,250,246	$3,194,979
See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2006	2005

INTEREST INCOME

Loans, including fees	$42,800	$34,251
Investment securities:
Taxable	3,860	4,097
Tax-exempt	682	575
Dividends	542	543
Total Interest Income	47,884	39,466

INTEREST EXPENSE
Deposits	15,701	9,024
Securities sold under repurchase agreements and federal funds purchased	1,390	476
Short-term borrowings	1,436	1,732
Long-term borrowings	1,283	916
Total Interest Expense	19,810	12,148

NET INTEREST INCOME	28,074	27,318
Provision for loan losses	1,500	800
Net Interest Income After Provision for Loan Losses	26,574	26,518

NONINTEREST INCOME
Security gains, net	1,809	1,668
Service charges on deposit accounts	2,452	2,181
Wealth management fees	2,223	1,643
Letter of credit fees	492	575
Insurance fees	1,738	1,403
Mortgage banking	140	236
Other	1,653	1,380
Total Noninterest Income	10,507	9,086

NONINTEREST EXPENSE
Salaries and employee benefits	9,512	8,798
Occupancy, net	1,341	1,312
Furniture and equipment	746	978
Other taxes	753	666
Data processing	1,164	1,035
Marketing	605	576
Amortization of intangibles	81	91
FDIC assessment	75	74
Other	2,686	2,543
Total Noninterest Expense	16,963	16,073

Income Before Taxes	20,118	19,531
Applicable Income Taxes	5,881	5,711
Net Income	$14,237	$13,820

Earnings per common share:
Net Income - Basic	$0.54	$0.52
Net Income - Diluted	0.54	0.51
Dividends declared per common share	0.29	0.28
Average Common Shares Outstanding - Basic	26,196	26,618
Average Common Shares Outstanding - Diluted	26,449	26,951
See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(dollars in thousands, except per share data)	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at January 1, 2005		$74,285	$24,079	$297,690	$20,875	($67,800)	$349,129

Net income for three months ended March 31, 2005	$13,820			13,820			13,820

Other comprehensive income, net of tax expense of $2,399:
Unrealized losses on securities of ($5,771) net of reclassification adjustment for gains included in net income of $1,084	(6,855)				(6,855)		(6,855)
Comprehensive Income	$6,965

Cash dividends declared ($0.28 per share)				(7,462)			(7,462)
Treasury stock acquired (115,000 shares)						(4,165)	(4,165)
Treasury stock issued for stock options exercised (98,634 shares)			143			2,150	2,293
Recognition of restricted stock compensation expense			34				34
Tax benefit from nonstatutory stock options exercised			485				485
Balance at March 31, 2005		$74,285	$24,741	$304,048	$14,020	($69,815)	$347,279

Balance at January 1, 2006		$74,285	$26,120	$326,158	$9,172	($83,314)	$352,421

Net income for three months ended March 31, 2006	$14,237			14,237			14,237

Other comprehensive income, net of tax expense of $861:
Unrealized losses on securities of ($1,285) net of reclassification adjustment for gains included in net income of $1,176	(2,461)				(2,461)		(2,461)
Comprehensive Income	$11,776

Cash dividends declared ($0.29 per share)				(7,583)			(7,583)
Treasury stock acquired (204,000 shares)						(7,345)	(7,345)
Treasury stock issued for stock options exercised (17,250 shares)			9			422	431
Recognition of restricted stock compensation expense			14				14
Tax benefit from nonstatutory stock options exercised			71				71
Recognition of nonstatutory stock option compensation expense			111				111
Balance at March 31, 2006		$74,285	$26,325	$332,812	$6,711	($90,237)	$349,896

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2006	2005
(dollars in thousands)

Operating Activities
Net Income	$14,237	$13,820
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	800
Provision for depreciation and amortization	767	887
Net amortization of investment security premiums	238	323
Security gains, net	(1,809)	(1,668)
Deferred income taxes	(424)	(283)
Excess tax benefits from stock-based compensation	(63)	485
Mortgage loans originated for sale	(4,354)	(9,649)
Proceeds from the sale of loans	4,841	9,816
Gain on the sale of loans, net	(48)	(167)
Decrease in interest receivable	791	83
Increase in interest payable	(883)	(55)
Increase in other assets	(6,592)	(4,347)
Recognition of stock-based compensation expense	215	-
Increase in other liabilities	4,532	381
Net Cash Provided by Operating Activities	12,948	10,426

Investing Activities
Net increase of interest-earning deposits with banks	(106)	(4)
Proceeds from maturities of securities available for sale	16,824	23,172
Proceeds from sales of securities available for sale	686	1,447
Purchases of securities available for sale	(7,653)	(38,363)
Net increase in loans	(58,420)	(32,072)
Purchases of premises and equipment	(2,508)	(1,201)
Net Cash Used in Investing Activities	(51,177)	(47,021)

Financing Activities
Net increase in core deposits	68,349	(2,841)
Net decrease in time deposits	(17,081)	(4,490)
Net (decrease) increase in securities sold under repurchase agreements and federal funds purchased	(23,342)	23,662
Net (decrease) increase in short-term borrowings	(60,000)	52,800
Proceeds from long-term borrowings	87,944	3,100
Repayments of long-term borrowings	(85)	(28,310)
Net treasury stock activity	(6,914)	(1,872)
Cash dividends paid to shareholders	(7,622)	(7,181)
Recognition of stock-based compensation expense	63	-
Net Cash Provided by Financing Activities	41,312	34,868

Increase (decrease) in Cash and Cash Equivalents	3,083	(1,727)
Cash and Cash Equivalents at Beginning of Period	56,189	47,328
Cash and Cash Equivalents at End of Period	$59,272	$45,601
See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of S&T Bancorp, Inc. and subsidiaries (S&T) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. S&T operates within one business segment, community banking, providing a full range of services to individual and corporate customers. The condensed consolidated balance sheet as of December 31, 2005, has been extracted from the audited financial statements included in S&T's 2005 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2005.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in computing diluted earnings per share.

NOTE B - STOCK-BASED COMPENSATION

S&T adopted Financial Accounting Standards Board ("FASB") SFAS No. 123(R), "Share Based Payment" on January 1, 2006. S&T is applying the modified prospective method. SFAS No. 123(R) requires measurement of compensation expense of all stock-based awards at market value on the date of grant and recognition of compensation expense over the service period for all awards granted or not yet vested at the date of adoption. The adoption of SFAS 123(R) resulted in compensation expense of $215,000, pretax and $140,000, net of tax. The effect of adoption to basic earnings per share was an increase of $0.01 and diluted earnings per share remained unchanged.

Prior to the adoption of SFAS No. 123(R), S&T applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based awards. No compensation expense was reflected in net income. Results for prior periods have not been restated.

S&T granted nonstatutory stock options in 2005 under the 2003 Stock Plan at an exercise price equal to the market value of S&T common stock on the date of grant. Nonstatutory stock options granted in 2005 have a four-year vesting period and a ten-year life, with 25 percent vesting each year on January 1 of the succeeding year. There were 202,500 shares of nonstatutory stock options issued in 2005 at a price of $37.86. The total compensation expense related to the 2005 grant will approximate $1.1 million, net of tax over the next 3.75 years.

On June 20, 2005, the Board of Directors of S&T Bancorp, Inc. approved the accelerated vesting of the December 20, 2004 stock options awarded to eligible participants under the S&T Incentive Stock Plan which have an exercise price of $37.08. As a result of the acceleration, unvested options granted in 2004 to acquire approximately 381,000 shares of S&T's common stock, which otherwise 50 percent would have vested on January 1, 2006 and the remaining shares on January 1, 2007, became immediately exercisable. The options were not "in the money" (i.e., the exercise price of the options was in excess of the price of S&T's stock) at the time of acceleration.

The market values for nonstatutory stock options were estimated at the grant dates using a Black-Scholes option pricing model with the following weighted-average assumptions for 2006, 2005 and 2004, respectively: risk-free interest rates of 4.36 percent, 4.36 percent and 3.61 percent; a dividend yield of 3.0 percent, 3.0 percent and 2.9 percent; volatility of the expected market price of S&T's common stock of .27, .27 and .26; and a weighted-average expected life of seven years in 2006 and 2005 and five years in 2004.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	2006
(dollars in thousands, except per share data)	Number of Shares	Weighted Average Option Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,775,762	29.05
Granted	2,000	37.86
Exercised	(17,250)	23.24
Forfeited	(2,500)	31.78
Outstanding at March 31, 2006	1,758,012	29.09	$13,164
Exercisable at March 31, 2006	1,553,512	27.94	$13,426

During the first three months of 2006, the intrinsic value of the 17,250 shares of nonstatutory stock options exercised totaled $201,868 and resulted in a tax benefit of $70,653. During the first three months of 2005, the intrinsic value of the 98,634 shares exercised totaled $1,386,508 and resulted in a tax benefit of $485,278.

The following table summarizes the total shares outstanding and the range and weighted average of exercise prices and remaining contractual lives at March 31:
	2006
	Shares Outstanding	Exercise Price	Contractual Remaining Life (Years)
1996	20,500	15.44	1
1997	112,462	20.38	2
1998	161,100	27.75	3
1999	128,500	22.88	4
2000	147,600	19.81	5
2001	219,200	24.40	6
2002	109,150	26.60	7
2003	292,300	29.97	8
2004	362,700	37.08	9
2005	202,500	37.86	10
2006	2,000	37.86	10
Total	1,758,012	29.09	6.66

S&T also maintains a Cash Appreciation Rights (CARs) plan under which CARs are granted. CARs are rights to appreciation of the market value of S&T's common stock over the exercise price as of the date of grant. The CARs are settled in cash. CARs granted in 2005 have a four-year vesting period and a ten-year life, with 25 percent vesting each year on January 1 of the succeeding year. There were 206,900 shares of CARs issued in 2005 at a price of $37.86. During the first three months of 2006, 1,100 shares have been forfeited. The total compensation expense related to the 2005 grant will approximate $1.0 million, net of tax over the next 3.75 years.

S&T's CARs are treated as liability instruments under SFAS No. 123(R). The current market value must be determined at each reporting date. The Black-Scholes option valuation model was used to determine the market value of the CARs as of March 31, 2006. The assumptions used to value the CARs are as follows: a risk-free interest rate of 4.78 percent; a dividend yield of 3.2 percent; volatility of the expected market price of S&T's common stock of .26; and a weighted-average expected life of 6.72 years.

In 2002, there were 35,600 shares of restricted stock awards granted at $26.60 per share. There were no restricted stock awards granted in 2006 and 2005. The restricted shares granted in 2002 vest 25 percent per year over the next four years with the first vesting occurring on January 1, 2004. During the restricted period, the recipient receives dividends and can vote the shares. Generally, if the recipient leaves S&T before the end of the restricted period, the shares will be forfeited. Compensation expense for the restricted stock is ratably recognized over the period of service, generally the restricted period, based on the market value of the stock on the date of grant. As of March 31, 2006 there were 8,900 shares of restricted stock remaining to vest on January 1, 2007.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Black-Scholes option valuation model was developed for use in estimating the market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. S&T's employee stock options and CARs have characteristics significantly different from those of traded options, and changes in subjective input assumptions can materially affect the market value estimate.

The following table illustrates the effect on net income and earnings per share if the market value method had been applied to all outstanding and unvested awards in each period.

Three months ended March 31, 2005
(dollars in thousands, except per share data)

Net Income	$13,820
Deduct: Stock-based employee compensation cost determined if the market value method had been applied to all awards, net of tax	(437)
Proforma Net Income	$13,383

Basic Earnings per Share
As reported	$0.52
Proforma	0.50
Diluted Earnings per Share
As reported	$0.51
Proforma	0.50

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for certain financial instruments with an embedded derivative at fair value thereby eliminating the need to bifurcate the instrument into its host and the embedded derivative. This Statement is effective as of the beginning of the first annual reporting period that begins after September 15, 2006 and is not expected to have a significant impact on S&T's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets." This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The Statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This Statement is effective as of the first fiscal year beginning after September 15, 2006, unless earlier adopted, and is not expected to have a significant impact on S&T's financial position and results of operations.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T's defined benefit plan:
	Three months ended March 31,
	2006	2005
(dollars in thousands)
Service cost - benefits earned during the period	$480	$429
Interest cost on projected benefit obligation	683	634
Expected return on plan assets	(1,003)	(864)
Net amortization and deferral	70	4
Net Periodic Pension Expense	$230	$203

S&T previously disclosed in its financial statements for the year ended December 31, 2005, that S&T contributed $7.2 million to its pension plan in December 2005 for 2006. No further contributions are expected to be made during 2006.

NOTE F - SECURITIES

The amortized cost and market value of securities are as follows:
March 31, 2006	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Obligations of U.S. government corporations and agencies	$214,036	$153	($5,066)	$209,123
Collateralized mortgage obligations of U.S. government corporations and agencies	67,358	-	(1,560)	65,798
Mortgage-backed securities	37,624	25	(1,500)	36,149
U.S. treasury securities	498	-	-	498
Obligations of state and political subdivisions	84,432	13	(1,620)	82,825
Debt securities available for sale	403,948	191	(9,746)	394,393
Marketable equity securities	46,043	19,481	(290)	65,234
Other securities	9,382	-	-	9,382
Total	$459,373	$19,672	($10,036)	$469,009

December 31, 2005	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Obligations of U.S. government corporations and agencies	$224,325	$399	($3,687)	$221,037
Collateralized mortgage obligations of U.S. government corporations and agencies	64,480	6	(847)	63,639
Mortgage-backed securities	39,321	46	(951)	38,416
U.S. treasury securities	499	-	-	499
Obligations of state and political subdivisions	84,998	38	(1,225)	83,811
Debt securities available for sale	413,623	489	(6,710)	407,402
Marketable equity securities	45,421	20,084	(391)	65,114
Other securities	8,741	-	-	8,741
Total	$467,785	$20,573	($7,101)	$481,257

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2006, S&T recognized an other-than-temporary impairment totaling $0.1 million on one equity security. The other-than-temporary impairment was charged to earnings as a reduction to security gains. For debt securities available for sale, S&T does not believe any other individual unrealized loss as of March 31, 2006 and December 31, 2005 represent an other-than-temporary impairment. S&T performs a review on the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. S&T management considers the length of time and the extent to which the market value has been less than cost and the financial condition of the issuer. The unrealized losses on one hundred ninety-two debt securities are primarily attributable to changes in interest rates. The unrealized losses on fourteen marketable equity securities are attributable to temporary declines in market value. S&T has both the intent and the ability to hold the debt securities contained in the previous table for a time necessary to recover the amortized cost or until maturity.

The following tables present the age of gross unrealized losses and market value by investment category:

March 31, 2006	Less Than 12 months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$98,636	($2,655)	$80,345	($2,411)	$178,981	($5,066)
Collateralized mortgage obligations of U.S. government corporations and agencies	57,144	(1,160)	8,654	(400)	65,798	(1,560)
Mortgage-backed securities	13,516	(333)	20,585	(1,167)	34,101	(1,500)
Obligations of states and political subdivisions	52,606	(758)	27,337	(862)	79,943	(1,620)
Debt securities available for sale	$221,902	($4,906)	$136,921	($4,840)	$358,823	($9,746)
Marketable equity securities	4,415	(290)	-	-	4,415	(290)
Total Temporarily Impaired Securities	$226,317	($5,196)	$136,921	($4,840)	$363,238	($10,036)

December 31, 2005	Less Than 12 months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$142,892	($2,553)	$32,825	($1,134)	$175,717	($3,687)
Collateralized mortgage obligations of U.S. government corporations and agencies	58,696	(847)	-	-	58,696	(847)
Mortgage-backed securities	21,450	(360)	14,466	(591)	35,916	(951)
Obligations of states and political subdivisions	58,898	(753)	14,412	(472)	73,310	(1,225)
Debt securities available for sale	$281,936	($4,513)	$61,703	($2,197)	$343,639	($6,710)
Marketable equity securities	3,052	(245)	2,857	(146)	5,909	(391)
Total Temporarily Impaired Securities	$284,988	($4,758)	$64,560	($2,343)	$349,548	($7,101)

The amortized cost and market value of debt securities at March 31, 2006, by expected maturity, are as set forth below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based upon the current estimated prepayment rates. The mortgage-backed securities may mature earlier or later than their weighted-average estimated maturities because of principal repayment optionality.
Available for Sale	Amortized Cost	Estimated Market Value
(dollars in thousands)
Due in one year or less	$52,092	$51,854
Due after one year through five years	280,994	273,875
Due after five years through ten years	66,908	64,862
Due after ten years	3,954	3,802
Total Debt Securities Available for Sale	$403,948	$394,393

At March 31, 2006 and December 31, 2005, investment securities with a principal amount of $267,010,000 and $274,399,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTE G - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at the dates set forth in the table below was as follows:

(dollars in thousands)	March 31, 2006	December 31, 2005

Real estate - construction	$329,660	$339,179
Real estate - mortgages:
Residential	532,232	517,496
Commercial	947,253	920,349
Commercial and industrial	671,237	644,686
Consumer installment	67,294	68,216
Gross Portfolio Loans	2,547,676	2,489,926
Allowance for loan losses	(37,402)	(36,572)
Total Loans	$2,510,274	$2,453,354

Changes in the allowance for loan losses for the three months ended March 31, were as follows:
(dollars in thousands)	2006	2005

Balance at beginning of period	$36,572	$34,262
Charge-offs	(1,026)	(1,745)
Recoveries	356	1,022
Net charge-offs	(670)	(723)
Provision for loan losses	1,500	800
Balance at end of period	$37,402	$34,339

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents S&T's investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2006 and December 31, 2005.

(dollars in thousands)	March 31, 2006	December 31, 2005

Recorded investment in loans considered to be impaired	$40,909	$29,745
Recorded investment in impaired loans with no related allowance for loan losses	18,449	7,741
Loans considered to be impaired that were on a nonaccrual basis	6,981	5,507
Allowance for loan losses related to loans considered to be impaired	10,259	9,937
Average recorded investment in impaired loans	24,213	16,325
Year-to-date interest income per contractual terms on impaired loans	795	2,115
Year-to-date interest income on impaired loans recognized on a cash basis	315	1,854

NOTE H - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue letters of credit. The obligations are not recorded in S&T's financial statements. Loan commitments and letters of credit are subject to S&T's normal credit underwriting policies and procedures and generally require collateral based upon management's evaluation of each customer's financial condition and ability to satisfy completely the terms of the agreement. S&T's exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $630,965,000, unfunded other loan commitments totaled $149,279,000 and obligations under letters of credit totaled $206,644,000 at March 31, 2006.

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

Business Summary

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania and with assets of $3.3 billion at March 31, 2006. S&T provides a full range of financial services through a branch network of 50 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate services and other fiduciary services.

Financial Condition

Total assets averaged $3.2 billion in the first three months of 2006. Average loans increased $143.0 million and average securities, other investments and federal funds sold decreased $25.8 million in the first three months of 2006 compared to the 2005 full year average. Average deposits increased $183.5 million and average borrowings decreased $56.9 million during the three months ended March 31, 2006 as compared to the 2005 full year average.

Lending Activity

Average loans increased $143.0 million to $2.5 billion during the three months ended March 31, 2006 compared to the 2005 full year average. Changes in the composition of the average loan portfolio during the first three months of 2006 included increases of $16.0 million of commercial loans, $95.3 million of commercial real estate loans and $32.7 million of residential mortgages, offset by a decrease of $1.0 million of installment loans.

Real estate construction and commercial loans, including mortgage and industrial, comprised 76 percent of the average loan portfolio for the three months ended March 31, 2006 and the 2005 full year average. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by limiting concentrations and a rigorous underwriting review by loan administration. Variable-rate commercial loans were 54 percent of the commercial loan portfolio at March 31, 2006 and 55 percent at December 31, 2005.

Residential mortgage loans comprised 21 percent of the average loan portfolio for the three months ended March 31, 2006, which was unchanged when compared to the 2005 full year average. Residential mortgage lending continues to be a strategic focus in 2006 through our centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and a loan to value ratio of 80 percent or less. For those residential mortgage loans with a loan to value ratio between 80 and 100 percent, private mortgage insurance or a home equity term loan to credit worthy borrowers is required. At March 31, 2006, 11 percent of the residential mortgage portfolio consisted of adjustable rate mortgages with repricing terms of one, three and five years as compared to 13 percent at December 31, 2005.

S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first three months of 2006, S&T sold $4.8 million of 1-4 family mortgages to Fannie Mae compared to $9.8 million during the first three months of 2005. S&T will continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Consumer installment loans comprised 3 percent of the average loan portfolio for the three months ended March 31, 2006 and for the 2005 full year average. The average balance of consumer installment loans for the three months ended March 31, 2006 was $67.7 million compared to $68.7 million for the 2005 full year average. Installment loan decreases were primarily the result of lower origination volumes.

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

The loan to value policy guideline is 80 percent for residential first lien mortgages. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage or a home equity term loan to credit worthy borrowers. Second lien positions are sometimes secured with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of value. S&T offers a variety of unsecured and secured installment loan and credit card products. However, the majority of the consumer loan portfolio is automobile loans. Loan to value guidelines for direct loans are 90 -100 percent of invoice for new automobiles and 80-90 percent of National Automobile Dealer Association (NADA) value for used automobiles.

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

Securities Activity

Average securities, other investments and federal funds sold decreased by $25.8 million in the first three months of 2006 compared to the 2005 full year average. The decrease in securities is partially attributable to an S&T Asset Liability Committee ("ALCO") strategy to reduce balances in both securities and borrowings to mitigate the interest rate risk of a flattening yield curve. The average decreases are comprised of $10.5 million in U.S. government agency securities, $4.2 million in other securities, $2.8 million of U.S. treasury securities, $3.8 million in mortgage-backed securities and $4.2 million in corporate stocks. Average other investments decreased $2.9 million in the first three months of 2006 compared to the 2005 full year average and are comprised of Federal Home Loan Bank ("FHLB") capital stock that is a membership and borrowing requirement and is acquired and sold at stated value. The amount of S&T's investment in FHLB stock depends upon S&T's borrowings availability and level from the FHLB. Average federal funds sold decreased $2.8 million in the first three months of 2006 compared to the 2005 full year average. Offsetting these decreases is an average increase of $5.4 million of investments in states and political subdivisions. At March 31, 2006, the equity securities portfolio had net unrealized gains of $19.2 million. The equity securities portfolio consists of securities traded on the various stock markets and are subject to changes in market value.

S&T's policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate securities and marketable equity securities as available for sale. On a quarterly basis, management evaluates the security portfolios for other-than-temporary declines in market value in accordance with Emerging Issues Task Force No. 03-1. During the first three months of 2006, there were $0.1 million of unrealized losses taken for an other-than-temporary impairment on one equity investment security. The performance of the equities and debt securities markets could generate further impairment in future periods. At March 31, 2006 unrealized gains, net of unrealized losses, for securities classified as available for sale were $9.6 million. Unrealized losses related to S&T's debt securities portfolio totaled $9.7 million at March 31, 2006. S&T has the intent and ability to hold these debt securities until maturity or until market value recovers above cost.

Allowance for Loan Losses

The balance in the allowance for loan losses was $37.4 million or 1.47 percent of total loans at March 31, 2006 as compared to $36.6 million or 1.47 percent of total loans at December 31, 2005. During the second quarter 2005, S&T split its allowance for credit losses into an allowance for loan losses and an allowance for lending-related commitments such as unfunded commercial real estate and commercial & industrial loan commitments. This resulted in a decrease in the allowance for loan losses of $1.0 million and a reduction in the allowance for loan losses to total loans from 1.44 percent to 1.40 percent at June 30, 2005. The balance in the allowance for lending-related commitments is $0.7 million at March 31, 2006.

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

Significant to this analysis and assessment is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to the continuing loan growth, many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the allowance for loan losses. During the first three months of 2006, the risk rating profile of the portfolio increased primarily due to two commercial loans. These two commercial loans total approximately $10.7 million and have been adequately reserved as determined by the quarterly impairment analysis performed by the loan administration department. Management believes its quantitative and qualitative analysis and risk-rating process is sufficient and enables it to conclude that the total allowance for loan losses is adequate to absorb probable loan losses.

Net loan charge-offs totaled $0.7 million in the first three months of 2006 and 2005, respectively. The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at March 31, 2006 was $13.1 million or 0.51 percent of total loans. This compares to nonperforming loans of $11.2 million or 0.45 percent of total loans at December 31, 2005. There are no loans 90 days past due and still accruing. The most significant credit added to nonperforming status during the first quarter of 2006 is a $1.5 million loan to a wholesale distributor currently in bankruptcy. Other significant components of nonperforming assets, which occurred in 2005, include a $4.6 million nonaccrual commercial real estate loan and a $2.4 million residential development property acquired through foreclosure. These credits are currently in various stages of work out and/or liquidation and have been factored into determining the adequacy of the allowance for loan losses. The provision for loan losses was $1.5 million for the first quarter of 2006, as compared to $0.8 million for the same period of 2005. The provision is based on management's detailed quarterly analysis of the adequacy of the allowance for loan losses.

Deposits

Average total deposits increased by $183.5 million, or 8 percent, during the three months ended March 31, 2006 as compared to the 2005 full year average. Changes in the average deposit mix include increases of $213.2 million in savings accounts and $42.5 million in certificates of deposit. Offsetting these increases are decreases of $62.1 million in money market accounts and $10.1 million in NOW and demand accounts. The increase in savings accounts is primarily attributable to the success of the Green Plan savings account, which has grown to $635.2 million at March 31, 2006 since its introduction in August 2004. The Green Plan account is indexed to the Federal Reserve Fed Funds Target Rate. During the first quarter of 2006, S&T introduced another high yield savings account to replace the Green Plan account called the Plan B account. No further Green Plan accounts will be opened after introduction of the Plan B account. Plan B accounts are non-indexed and are expected to allow S&T to continue core deposit growth that better compliments shifting interest rate sensitivity. Core deposit growth has been an important strategic initiative for S&T, through the expansion of retail facilities, providing cash management services to commercial customers and the ongoing enhancements to deposit products and delivery services such as electronic banking.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Time deposits of $100,000 and over were 8 percent of total deposits at March 31, 2006 compared to 9 percent of total deposits at December 31, 2005, and primarily represent deposit relationships with local customers in our market area. Periodically, S&T enters into brokered certificates of deposit with outside brokerage firms. Brokered certificates of deposit totaled $64.7 million at March 31, 2006 as compared to $57.2 million at December 31, 2005.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Borrowings

Average borrowings decreased $56.9 million for the first three months of 2006 compared to the 2005 full year average as a result of increased deposit growth and lower levels of investment securities. Borrowings were comprised of retail repurchase agreements ("REPOs"), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings. S&T defines repurchase agreements with its local retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

The average balance in retail REPOs increased approximately $5.9 million for the first three months of 2006 compared to the 2005 full year average. S&T views retail REPOs as a relatively stable source of funds because most of these accounts are with local long-term customers. Average federal funds purchased increased by $2.4 million and average wholesale REPOs and FHLB advances decreased by $95.6 million for the first three months of 2006 compared to the full year 2005 average.

Average long-term borrowings have increased by $30.4 million in the first three months of 2006 as compared to the full year 2005 average. S&T had average long-term borrowings outstanding of $108.8 million during the three months ended March 31, 2006. The increase in long-term borrowings is part of an ALCO strategy to limit interest rate risk as customer preferences have shifted to short-term and variable rate deposits, and to take advantage of lower cost funds through the FHLB's Community Investment Program.

Capital Resources

Shareholders' equity decreased $2.5 million at March 31, 2006, compared to December 31, 2005. Net income was $14.2 million and dividends paid to shareholders were $7.5 million for the three months ended March 31, 2006. Also affecting capital is a decrease of $2.5 million in unrealized gains on securities available for sale, stock buybacks of 204,000 shares during the first three months of 2006 at an average cost of $36.00 per share and the issuance of 17,250 shares through the exercise of employee and director stock options.

S&T paid 53 percent of first quarter 2006 net income in dividends, equating to a projected annual dividend yield of approximately 3 percent utilizing the March 31, 2006 closing market price of $36.58. The book value of S&T's common stock was $13.41 at March 31, 2006 and December 31, 2005.

S&T continues to maintain a strong capital position with a leverage ratio of 9.3 percent as compared to the minimum regulatory guideline of 3.0 percent. S&T's risk-based capital Tier I and Total ratios were 10.3 percent and 11.9 percent, respectively, at March 31, 2006. These ratios place S&T above the Federal Reserve Board's risk-based capital guidelines of 4.0 percent and 8.0 percent for Tier I and Total, respectively.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission ("SEC") for the issuance of up to $150.0 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T can use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2006, S&T had not utilized the shelf registration statement.

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

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

S&T believes the presentation of net interest income on a fully tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the consolidated statements of income is reconciled to net interest income adjusted to a fully tax-equivalent basis on page 19.

Operating revenue is the sum of net interest income and noninterest income less security gains. In order to understand the significance of net interest income to S&T's business and operating results, S&T management believes it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

Results of Operations

Three months ended March 31, 2006 compared to
Three months ended March 31, 2005

Net Income

Net income was $14.2 million or $0.54 per diluted earnings per share in the first quarter of 2006 compared to $13.8 million or $0.51 per diluted earnings per share for the same period of 2005. Net income increased 3 percent while diluted earnings per share increased 6 percent. The higher earnings per share percentage increase is the result of a successful stock buyback program in 2005 and early 2006.

Net Interest Income

On a fully tax-equivalent basis, net interest income increased $0.8 million or 3 percent in the first quarter of 2006, compared to the same period of 2005. The increase in net interest income is a result of a $186.1 million increase in average interest earning assets. The net yield on interest-earning assets decreased to 3.93 percent in the first quarter of 2006 as compared to 4.08 percent in the first quarter of 2005. The decrease in net yield on earning assets is primarily attributable to the effect of rising short-term interest rates in combination with a flat yield curve. S&T's balance sheet is slightly liability sensitive, with deposit costs rising faster than asset yields in today's interest rate environment. Also affecting the first quarter year-to-year comparisons was a $0.2 million increase in delinquent interest reserves.

In the first quarter of 2006, average loans increased $219.2 million, and average securities, other investments and average federal funds sold decreased $33.1 million as compared to the first quarter of 2005. The yields on average loans increased by 85 basis points from the comparable period in 2005 and the yield on average securities increased by 24 basis points from the three months ended March 31, 2005.

In the first quarter of 2006, balances of average interest-bearing deposits increased by $260.3 million as compared to the same period of 2005. The cost of deposits totaled 2.63 percent, an increase of 93 basis points from the comparable period in 2005 due to increased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds increased 154 basis points to 4.43 percent.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 76 percent of operating revenue, (net interest income plus noninterest income, excluding security gains) in the first three months of 2006 and 79 percent in the same period of 2005. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented within prescribed ALCO risk parameters that enabled us to maintain a net interest margin consistent with historical levels.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:
	Three Months Ended March 31,
	2006	2005
(dollars in thousands)
Interest income per consolidated statements of income	$47,884	$39,466
Adjustment to fully tax-equivalent basis	1,068	975
Interest income adjusted to a fully tax-equivalent basis	48,952	40,441
Interest expense	19,810	12,148
Net interest income adjusted to a fully tax-equivalent basis	$29,142	$28,293

Average Balance Sheet and Net Interest Income Analysis
	Three Months Ended March 31,
	2006			2005
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,513.9	$43.3	6.98%	$2,294.7	$34.7	6.13%
Securities/Other (1)	486.0	5.7	4.72%	519.1	5.7	4.48%
Total interest-earning assets	2,999.9	49.0	6.62%	2,813.8	40.4	5.83%
Noninterest-earning assets	205.9			184.4
Total	3,205.8			2,998.2
Liabilities and Shareholders' Equity
NOW/money market/savings	1,082.2	7.1	2.66%	894.2	2.4	1.09%
Time deposits	931.7	8.6	3.74%	859.4	6.6	3.12%
Borrowed funds < 1 year	267.0	2.8	4.29%	358.7	2.2	2.50%
Borrowed funds > 1 year	108.8	1.3	4.78%	79.2	0.9	4.69%
Total interest-bearing liabilities	2,389.7	19.8	3.36%	2,191.5	12.1	2.25%
Noninterest-bearing liabilities:
Demand deposits	411.0			403.6
Shareholders' equity/Other	405.1			403.1
Total	$3,205.8			$2,998.2
Net yield on interest-earning assets			3.93%			4.08%

(1)The yield on earning assets and the net interest margin are presented on a fully tax-equivalent ("FTE") and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
	Three Months and Twelve Months Ended
	March 31, 2006			December 31, 2005
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,513.9	$43.3	6.98%	$2,370.8	$153.2	6.46%
Securities/Other (1)	486.0	5.7	4.72%	511.8	23.0	4.49%
Total interest-earning assets	2,999.9	49.0	6.62%	2,882.6	176.2	6.11%
Noninterest-earning assets	205.9			190.7
Total	3,205.8			3,073.3
Liabilities and Shareholders' Equity
NOW/money market/savings	1,082.2	7.1	2.66%	941.0	15.1	1.60%
Time deposits	931.7	8.6	3.74%	889.3	29.7	3.34%
Borrowed funds < 1 year	267.0	2.8	4.29%	354.3	11.1	3.12%
Borrowed funds > 1 year	108.8	1.3	4.78%	78.4	3.6	4.61%
Total interest-bearing liabilities	2,389.7	19.8	3.36%	2,263.0	59.5	2.63%
Noninterest-bearing liabilities:
Demand deposits	411.0			411.2
Shareholders' equity/Other	405.1			399.1
Total	$3,205.8			$3,073.3
Net yield on interest-earning assets			3.93%			4.05%

(1)The yield on earning assets and the net interest margin are presented on a fully tax-equivalent ("FTE") and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Provision for Loan Losses

The provision for loan losses was $1.5 million for the first quarter of 2006 and $0.8 million for the first quarter of 2005. The provision is the result of management's assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the model used to determine the adequacy of the allowance for loan losses. A statistical model is used for the determination of the adequacy of the allowance for loan losses. Changes in the provision and allowance for loan losses are directionally consistent with changes in credit quality and other risk factors.

Credit quality is the most important factor in determining the amount of the allowance and the resulting provision. Also affecting the amount of the allowance, and resulting provision expense, is loan growth and portfolio composition. Most of the loan growth during the first quarter of 2006 and 2005 is attributable to larger-sized commercial loans. Net charged-off loans were $0.7 million for the first quarter of 2006 and 2005. The most significant charge-offs for the first quarter of 2006 were $0.2 million for an automotive dealership and $0.1 million for a restaurant, both of which were previously considered in the analysis for adequacy of the allowance for loan losses. Nonperforming loans to total loans increased to 0.51 percent at March 31, 2006 as compared to 0.45 percent at December 31, 2005.

S&T BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Income

Noninterest income, excluding security gains, increased $1.3 million or 17 percent in the first quarter of 2006 as compared to 2005. Increases included $0.6 million in wealth management fees, $0.3 million in service charges on deposit accounts, $0.3 million in insurance and $0.1 million increase in other income. The increase in wealth management is primarily attributable to a $0.4 million increase relative to a change in accrual methodologies for revenue recognition as well as increased new business. The increase of $0.3 million in insurance is attributable to stronger overall sales volume and the acquisition of the Holsinger Insurance Agency during the first quarter of 2006. The increase of $0.1 million in other income is primarily attributable to debit/credit card activities, offset by lower revenue from mortgage banking activities. S&T recognized $1.8 million of gains on available for sale securities in the first quarter of 2006 as compared to $1.7 million in the same period of 2005. Included in the investment security gains for the first quarter 2006 is a $0.1 million gain recognized from the fair market value adjustment on a bank equity holding as a result of a merger and $0.1 million of unrealized losses taken for an other-than-temporary impairment on one equity investment security. The modest increase in realized equity security gains is primarily the result of slightly more market opportunities this period as compared to the same period last year.

Noninterest Expense

Noninterest expense increased $0.9 million or 6 percent in the first quarter of 2006 as compared to the first quarter of 2005. Salaries and employee benefits expense increased $0.7 million or 8 percent primarily attributable to the effects of year-end merit increases, the addition of 22 full-time equivalent staff to implement new strategic initiatives and to staff new retail facilities, higher commission payments on wealth management and insurance sales, and $0.2 million related to the adoption of SFAS No. 123(R). Average full-time equivalent staff was 801 for the three months ended March 31, 2006 compared to 779 for the same period of 2005. Occupancy, furniture and equipment expense decreased $0.2 million or 9 percent during the quarter as a result of several facility restructurings and additions that occurred during the first quarter of 2005. Data processing expense increased $0.1 million or 12 percent as compared to the same period in 2005 due to increased organizational growth and business activity. The increase of $0.1 million in other noninterest expense during the first quarter of 2006 is primarily attributable to a $0.5 million donation made to the S&T Charitable Foundation, offset by the donation of a branch office to a local municipality during the first quarter of 2005.

Federal Income Taxes

Federal income tax expense increased $0.2 million in the first quarter of 2006 as compared to the first quarter of 2005. The effective tax rate for the first quarter of 2006 and 2005 was 29 percent, which is below the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit ("LIHTC") and Federal Historic Tax Credit projects.

Critical Accounting Policies and Judgments

S&T's consolidated financial statements are prepared based upon the application of certain critical accounting policies affecting accounts such as: investment securities, allowance for loan losses and goodwill and other intangibles. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect S&T's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on S&T's future financial condition and results of operations. S&T's critical accounting policies are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in S&T's Annual Report on Form 10-K, filed with the SEC on March 1, 2006. There have been no material changes in S&T's critical accounting policies since December 31, 2005.

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
- credit losses;
- sources of liquidity;
- common shares outstanding;
- common stock price volatility;
- market value of and number of stock options to be issued in future periods;
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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.  Quantitative and qualitative disclosures about market risk are presented at December 31, 2005 in Item 7A of S&T's Annual Report on Form 10-K, filed with the SEC on March 1, 2006. Management believes that there have been no material changes in S&T's market risk since December 31, 2005.

CONTROLS AND PROCEDURES

Item 4.  The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of S&T's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act, as amended, as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that S&T's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, S&T's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

Not Applicable

Item 1A.  Risk Factors.

Risk factors are presented at December 31, 2005 in Item 1A of S&T's Annual Report on Form 10-K, filed with the SEC on March 1, 2006. Management believes that there have been no material changes in S&T's risk factors since December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following information describes the activity that has taken place during 2006 with respect to S&T's share repurchase plan:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares that can be Purchased Under the Plan

January 1, 2006 - January 31, 2006(1)(2)(3)	40,000	$36.30	40,000
February 1, 2006 - February 28, 2006	33,000	$36.13	33,000
March 1, 2006 - March 31, 2006	131,000	$35.88	131,000
Total	204,000	$36.00	204,000	1,000,000

(1) The plan was announced on December 20, 2005.
(2) The plan was approved by the S&T Board of Directors for the repurchase of up to 1,000,000 shares.
(3) The expiration date of the plan is December 31, 2006.

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

S&T Bancorp, Inc. (Registrant)

Date: May 8, 2006	/s/ Robert E. Rout
Robert E. Rout Senior Executive Vice President, Chief Financial Officer and Secretary