Form 10-Q/A
period 2006-03-31
S&T BANCORP INC
filed 2006-05-08
CIK 719220

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549 FORM 10-Q/A AMENDMENT NO. 1

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

Common Stock, $2.50 Par Value - 25,994,580 shares as of April 26, 2006

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Condensed consolidated balance sheets - March 31, 2006 and December 31, 2005	3

	Condensed consolidated statements of income - Three months ended March 31, 2006 and 2005	4

	Condensed consolidated statements of changes in shareholder's equity - Three months ended March 31, 2006 and 2005	5

	Condensed consolidated statements of cash flows - Three months ended March 31, 2006 and 2005	6

	Notes to condensed consolidated financial statements	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

	SIGNATURES	25

Explanatory Note

This Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2006 is solely for the purpose of re-filing Exhibit 31, which was incorrectly designated as Exhibit 99.2, and Exhibit 32, which was incorrectly designated as Exhibit 99.3.

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)	March 31, 2006 (unaudited)	December 31, 2005 (Note A)

ASSETS

Cash and due from banks	$59,272	$56,189
Securities available for sale	469,009	481,257
Other investments	13,444	13,318
Loans held for sale	1,141	1,580
Portfolio loans, net of allowance for loan losses of $37,402 at March 31, 2006 and $36,572 at December 31, 2005	2,510,274	2,453,354
Premises and equipment, net	30,945	29,123
Goodwill	49,455	49,073
Other intangibles, net	5,457	5,478
Bank owned life insurance	33,377	33,107
Other assets	77,872	72,500
Total Assets	$3,250,246	$3,194,979

LIABILITIES

Deposits:
Noninterest-bearing	$417,315	$435,672
Interest-bearing	147,350	155,191
Money market	196,376	242,228
Savings	793,084	652,685
Time deposits	916,026	933,108
Total Deposits	2,470,151	2,418,884
Securities sold under repurchase agreements and federal funds purchased	114,487	137,829
Short-term borrowings	90,000	150,000
Long-term borrowings	171,635	83,776
Other liabilities	54,077	52,069
Total Liabilities	2,900,350	2,842,558

SHAREHOLDERS' EQUITY

Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	-	-
Common stock ($2.50 par value)
Authorized - 50,000,000 shares in 2006 and 2005
Issued - 29,714,038 shares in 2006 and 2005	74,285	74,285
Additional paid-in capital	26,325	26,120
Retained earnings	332,812	326,158
Accumulated other comprehensive income	6,711	9,172
Treasury stock (3,630,058 shares at March 31, 2006 and 3,443,308 shares at December 31, 2005, at cost)	(90,237)	(83,314)
Total Shareholders' Equity	349,896	352,421
Total Liabilities and Shareholders' Equity	$3,250,246	$3,194,979
See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2006	2005

INTEREST INCOME

Loans, including fees	$42,800	$34,251
Investment securities:
Taxable	3,860	4,097
Tax-exempt	682	575
Dividends	542	543
Total Interest Income	47,884	39,466

INTEREST EXPENSE
Deposits	15,701	9,024
Securities sold under repurchase agreements and federal funds purchased	1,390	476
Short-term borrowings	1,436	1,732
Long-term borrowings	1,283	916
Total Interest Expense	19,810	12,148

NET INTEREST INCOME	28,074	27,318
Provision for loan losses	1,500	800
Net Interest Income After Provision for Loan Losses	26,574	26,518

NONINTEREST INCOME
Security gains, net	1,809	1,668
Service charges on deposit accounts	2,452	2,181
Wealth management fees	2,223	1,643
Letter of credit fees	492	575
Insurance fees	1,738	1,403
Mortgage banking	140	236
Other	1,653	1,380
Total Noninterest Income	10,507	9,086

NONINTEREST EXPENSE
Salaries and employee benefits	9,512	8,798
Occupancy, net	1,341	1,312
Furniture and equipment	746	978
Other taxes	753	666
Data processing	1,164	1,035
Marketing	605	576
Amortization of intangibles	81	91
FDIC assessment	75	74
Other	2,686	2,543
Total Noninterest Expense	16,963	16,073

Income Before Taxes	20,118	19,531
Applicable Income Taxes	5,881	5,711
Net Income	$14,237	$13,820

Earnings per common share:
Net Income - Basic	$0.54	$0.52
Net Income - Diluted	0.54	0.51
Dividends declared per common share	0.29	0.28
Average Common Shares Outstanding - Basic	26,196	26,618
Average Common Shares Outstanding - Diluted	26,449	26,951
See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(dollars in thousands, except per share data)	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at January 1, 2005		$74,285	$24,079	$297,690	$20,875	($67,800)	$349,129

Net income for three months ended March 31, 2005	$13,820			13,820			13,820

Other comprehensive income, net of tax expense of $2,399:
Unrealized losses on securities of ($5,771) net of reclassification adjustment for gains included in net income of $1,084	(6,855)				(6,855)		(6,855)
Comprehensive Income	$6,965

Cash dividends declared ($0.28 per share)				(7,462)			(7,462)
Treasury stock acquired (115,000 shares)						(4,165)	(4,165)
Treasury stock issued for stock options exercised (98,634 shares)			143			2,150	2,293
Recognition of restricted stock compensation expense			34				34
Tax benefit from nonstatutory stock options exercised			485				485
Balance at March 31, 2005		$74,285	$24,741	$304,048	$14,020	($69,815)	$347,279

Balance at January 1, 2006		$74,285	$26,120	$326,158	$9,172	($83,314)	$352,421

Net income for three months ended March 31, 2006	$14,237			14,237			14,237

Other comprehensive income, net of tax expense of $861:
Unrealized losses on securities of ($1,285) net of reclassification adjustment for gains included in net income of $1,176	(2,461)				(2,461)		(2,461)
Comprehensive Income	$11,776

Cash dividends declared ($0.29 per share)				(7,583)			(7,583)
Treasury stock acquired (204,000 shares)						(7,345)	(7,345)
Treasury stock issued for stock options exercised (17,250 shares)			9			422	431
Recognition of restricted stock compensation expense			14				14
Tax benefit from nonstatutory stock options exercised			71				71
Recognition of nonstatutory stock option compensation expense			111				111
Balance at March 31, 2006		$74,285	$26,325	$332,812	$6,711	($90,237)	$349,896

S&T BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2006	2005
(dollars in thousands)

Operating Activities
Net Income	$14,237	$13,820
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	800
Provision for depreciation and amortization	767	887
Net amortization of investment security premiums	238	323
Security gains, net	(1,809)	(1,668)
Deferred income taxes	(424)	(283)
Excess tax benefits from stock-based compensation	(63)	485
Mortgage loans originated for sale	(4,354)	(9,649)
Proceeds from the sale of loans	4,841	9,816
Gain on the sale of loans, net	(48)	(167)
Decrease in interest receivable	791	83
Increase in interest payable	(883)	(55)
Increase in other assets	(6,592)	(4,347)
Recognition of stock-based compensation expense	215	-
Increase in other liabilities	4,532	381
Net Cash Provided by Operating Activities	12,948	10,426

Investing Activities
Net increase of interest-earning deposits with banks	(106)	(4)
Proceeds from maturities of securities available for sale	16,824	23,172
Proceeds from sales of securities available for sale	686	1,447
Purchases of securities available for sale	(7,653)	(38,363)
Net increase in loans	(58,420)	(32,072)
Purchases of premises and equipment	(2,508)	(1,201)
Net Cash Used in Investing Activities	(51,177)	(47,021)

Financing Activities
Net increase in core deposits	68,349	(2,841)
Net decrease in time deposits	(17,081)	(4,490)
Net (decrease) increase in securities sold under repurchase agreements and federal funds purchased	(23,342)	23,662
Net (decrease) increase in short-term borrowings	(60,000)	52,800
Proceeds from long-term borrowings	87,944	3,100
Repayments of long-term borrowings	(85)	(28,310)
Net treasury stock activity	(6,914)	(1,872)
Cash dividends paid to shareholders	(7,622)	(7,181)
Excess tax benefits from stock-based compensation	63	-
Net Cash Provided by Financing Activities	41,312	34,868

Increase (decrease) in Cash and Cash Equivalents	3,083	(1,727)
Cash and Cash Equivalents at Beginning of Period	56,189	47,328
Cash and Cash Equivalents at End of Period	$59,272	$45,601
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