Form 10-Q
period 2006-06-30
S&T BANCORP INC
filed 2006-08-08
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             To

Commission file number 0-12508

S&T BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1434426
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

43 South Ninth Street, Indiana, PA	15701
(Address of principal executive offices)	(zip code)

800-325-2265

(Registrant’s telephone number, including area code)

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $2.50 Par Value - 25,591,280 shares as of July 26, 2006

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)	June 30, 2006	December 31, 2005
	(unaudited)	(Note A)
ASSETS

Cash and due from banks	$62,490	$56,189
Securities available for sale	439,037	481,257
Other investments	16,331	13,318
Loans held for sale	1,395	1,580
Portfolio loans, net of allowance for loan losses of $38,575 at June 30, 2006 and $36,572 at December 31, 2005	2,584,471	2,453,354
Premises and equipment, net	32,734	29,123
Goodwill	49,455	49,073
Other intangibles, net	5,325	5,478
Bank owned life insurance	33,654	33,107
Other assets	77,004	72,500

Total Assets	$3,301,896	$3,194,979

LIABILITIES
Deposits:
Noninterest-bearing	$442,203	$435,672
Interest-bearing	143,701	155,191
Money market	173,615	242,228
Savings	851,962	652,685
Time deposits	885,428	933,108

Total Deposits	2,496,909	2,418,884
Securities sold under repurchase agreements and federal funds purchased	109,232	137,829
Short-term borrowings	125,000	150,000
Long-term borrowings	186,427	83,776
Other liabilities	46,730	52,069

Total Liabilities	2,964,298	2,842,558

SHAREHOLDERS’ EQUITY

Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	—	—
Common stock ($2.50 par value)
Authorized - 50,000,000 shares in 2006 and 2005
Issued - 29,714,038 shares in 2006 and 2005	74,285	74,285
Additional paid-in capital	26,487	26,120
Retained earnings	336,598	326,158
Accumulated other comprehensive income	4,389	9,172
Treasury stock (4,023,158 shares at June 30, 2006 and 3,443,308 shares at December 31, 2005, at cost)	(104,161)	(83,314)

Total Shareholders’ Equity	337,598	352,421

Total Liabilities and Shareholders’ Equity	$3,301,896	$3,194,979

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2006	2005	2006	2005
INTEREST INCOME

Loans, including fees	$46,082	$36,862	$88,882	$71,114
Investment securities:
Taxable	3,671	4,126	7,532	8,222
Tax-exempt	675	605	1,356	1,181
Dividends	529	551	1,071	1,094

Total Interest Income	50,957	42,144	98,841	81,611

INTEREST EXPENSE
Deposits	17,956	10,020	33,657	19,044
Securities sold under repurchase agreements and federal funds purchased	1,320	840	2,710	1,316
Short-term borrowings	1,515	2,187	2,951	3,919
Long-term borrowings	2,039	733	3,322	1,649

Total Interest Expense	22,830	13,780	42,640	25,928

NET INTEREST INCOME	28,127	28,364	56,201	55,683
Provision for loan losses	5,700	(300)	7,200	500

Net Interest Income After Provision for Loan Losses	22,427	28,664	49,001	55,183

NONINTEREST INCOME
Security gains, net	1,244	801	3,053	2,469
Service charges on deposit accounts	2,657	2,338	5,109	4,519
Wealth management fees	2,058	1,831	4,281	3,474
Letter of credit fees	769	546	1,261	1,121
Insurance fees	1,572	1,387	3,310	2,790
Mortgage banking	215	797	354	1,033
Other	1,819	1,486	3,450	2,871

Total Noninterest Income	10,334	9,186	20,818	18,277

NONINTEREST EXPENSE
Salaries and employee benefits	9,004	8,440	18,516	17,238
Occupancy, net	1,247	1,150	2,588	2,463
Furniture and equipment	715	789	1,461	1,766
Other taxes	787	724	1,539	1,390
Data processing	1,249	1,092	2,413	2,127
Marketing	639	595	1,244	1,172
Amortization of intangibles	81	91	162	181
FDIC assessment	75	75	150	149
Other	3,476	2,530	6,140	5,078

Total Noninterest Expense	17,273	15,486	34,213	31,564

Income Before Taxes	15,488	22,364	35,606	41,896
Applicable Income Taxes	4,251	6,871	10,132	12,582

Net Income	$11,237	$15,493	$25,474	$29,314

Earnings per common share:
Net Income - Basic	$0.44	$0.59	$0.98	$1.11
Net Income - Diluted	0.43	0.58	0.97	1.09
Dividends declared per common share	0.29	0.28	0.58	0.56
Average Common Shares Outstanding - Basic	25,831	26,377	26,017	26,506
Average Common Shares Outstanding - Diluted	26,039	26,645	26,243	26,798

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except per share data)	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2005		$74,285	$24,079	$297,690	$20,875	$(67,800)	$349,129

Net income for six months ended June 30, 2005	$29,314			29,314			29,314

Other comprehensive income, net of tax expense of $2,128:
Unrealized losses on securities of ($4,475) net of reclassification adjustment for gains included in net income of $1,605	(6,080)				(6,080)		(6,080)

Comprehensive Income	$23,234

Cash dividends declared ($0.56 per share)				(14,783)			(14,783)
Treasury stock acquired (518,500 shares)						(18,149)	(18,149)
Treasury stock issued for stock options exercised (118,634 shares)			186			2,611	2,797
Recognition of restricted stock compensation expense			68				68
Tax benefit from nonstatutory stock options exercised			556				556

Balance at June 30, 2005		$74,285	$24,889	$312,221	$14,795	$(83,338)	$342,852

Balance at January 1, 2006		$74,285	$26,120	$326,158	$9,172	$(83,314)	$352,421

Net income for six months ended June 30, 2006	$25,474			25,474			25,474

Other comprehensive income, net of tax expense of $1,674:
Unrealized losses on securities of ($2,799) net of reclassification adjustment for gains included in net income of $1,984	(4,783)				(4,783)		(4,783)

Comprehensive Income	$20,691

Cash dividends declared ($0.58 per share)				(15,034)			(15,034)
Treasury stock acquired (604,000 shares)						(21,445)	(21,445)
Treasury stock issued for stock options exercised (24,150 shares)			25			598	623
Recognition of restricted stock compensation expense			29				29
Tax benefit from nonstatutory stock options exercised			88				88
Recognition of nonstatutory stock option compensation expense			225				225

Balance at June 30, 2006		$74,285	$26,487	$336,598	$4,389	$(104,161)	$337,598

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2006	2005
Operating Activities
Net Income	$25,474	$29,314
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,200	500
Provision for depreciation and amortization	1,535	1,666
Net amortization of investment security premiums	474	614
Security gains, net	(3,053)	(2,469)
Deferred income taxes	(1,146)	(411)
Excess tax benefits from stock-based compensation	(98)	556
Mortgage loans originated for sale	(9,348)	(20,188)
Proceeds from the sale of loans	9,666	20,520
Gain on the sale of loans, net	(133)	(332)
Decrease (increase) in interest receivable	401	(1,043)
(Decrease) increase in interest payable	(792)	624
Increase in other assets	(5,281)	(4,443)
Recognition of stock-based compensation expense	390	—
(Decrease) increase in other liabilities	(1,214)	740

Net Cash Provided by Operating Activities	24,075	25,648

Investing Activities
Net increase of interest-earning deposits with banks	—	(3)
Proceeds from maturities of securities available for sale	36,866	40,447
Proceeds from sales of securities available for sale	8,720	6,909
Purchases of securities available for sale	(11,216)	(46,709)
Net increase in loans	(138,318)	(103,514)
Purchases of premises and equipment	(4,984)	(2,278)

Net Cash Used in Investing Activities	(108,932)	(105,148)

Financing Activities
Net increase in core deposits	125,705	20,437
Net (decrease) increase in time deposits	(47,680)	11,504
Net (decrease) increase in securities sold under repurchase agreements and federal funds purchased	(28,597)	46,978
Net (decrease) increase in short-term borrowings	(25,000)	40,000
Proceeds from long-term borrowings	122,821	48,100
Repayments of long-term borrowings	(20,170)	(53,345)
Net treasury stock activity	(20,822)	(15,352)
Cash dividends paid to shareholders	(15,197)	(14,626)
Excess tax benefits from stock-based compensation	98	—

Net Cash Provided by Financing Activities	91,158	83,696

Increase in Cash and Cash Equivalents	6,301	4,196
Cash and Cash Equivalents at Beginning of Period	56,189	47,328

Cash and Cash Equivalents at End of Period	$62,490	$51,524

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of S&T Bancorp, Inc. and subsidiaries (“S&T”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. S&T operates within one business segment, community banking, providing a full range of services to individual and corporate customers. The condensed consolidated balance sheet as of December 31, 2005, has been extracted from the audited financial statements included in S&T’s 2005 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2005.

Certain amounts in prior years’ financial statements have been reclassed to conform to the current quarter’s presentation. The reclassification had no effect on S&T’s financial condition or results of operations.

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants and other potentially dilutive securities are excluded from the basic calculation, but are included in computing diluted earnings per share.

NOTE B - STOCK-BASED COMPENSATION

S&T adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment” on January 1, 2006. S&T is applying the modified prospective method. SFAS No. 123(R) requires measurement of compensation expense of all stock-based awards at market value on the date of grant and recognition of compensation expense over the service period for all awards granted or not yet vested at the date of adoption. As a result of applying the provisions of SFAS No. 123(R), during the first six months of 2006, S&T recognized compensation expense of $390,000, pretax and $253,000, net of tax. The effect of applying the provisions of SFAS No. 123(R) to both basic earnings per share and diluted earnings per share was a decrease of $0.01.

Prior to the adoption of SFAS No. 123(R), S&T applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based awards. No compensation expense was reflected in net income. Results for prior periods have not been restated.

S&T granted nonstatutory stock options in 2006 under the S&T Bancorp, Inc. 2003 Incentive Stock Plan (the “2003 Stock Plan”) at an exercise price determined by the S&T Bancorp, Inc. Board of Directors Compensation Committee on the date of grant. S&T granted nonstatutory stock options in 2005 under the 2003 Stock Plan at an exercise price equal to the market value of S&T common stock on the date of grant. Nonstatutory stock options granted in 2006 and 2005 have a four-year vesting period and a ten-year life, with 25 percent vesting each year on January 1 of the succeeding year. There were 4,000 shares of nonstatutory stock options issued in 2006 and 202,500 shares of nonstatutory stock options issued in 2005 at a price of $37.86. The total compensation expense related to the 2006 grant will approximate $21,640, net of tax over the next 3.50 years. The total compensation expense related to the 2005 grant will approximate $1,002,060 net of tax over the next 3.50 years.

During the first six months of 2006, total proceeds from the 24,150 shares of nonstatutory stock options exercised totaled $622,979 and resulted in a tax benefit of $88,127. During the first six months of 2005, total proceeds for the 118,634 shares exercised totaled $2,796,583 and resulted in a tax benefit of $556,012.

On June 20, 2005, the Board of Directors approved the accelerated vesting of the December 20, 2004 stock options awarded to eligible participants under the 2003 Stock Plan which have an exercise price of $37.08. As a result of the acceleration, unvested options granted in 2004 to acquire approximately 381,000 shares of S&T’s common stock, which otherwise 50 percent would have vested on January 1, 2006 and the remaining shares on January 1, 2007, became immediately exercisable. The options were not “in the money” (i.e., the exercise price of the options were in excess of the price of S&T’s stock) at the time of acceleration.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is activity for nonstatutory stock options at June 30, 2006:

	2006
(dollars in thousands, except share data)	Number of Shares	Weighted Average Option Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,775,762	$29.05
Granted	4,000	37.86
Exercised	(24,150)	24.04
Forfeited	(2,500)	31.78

Outstanding at June 30, 2006	1,753,112	29.11	$7,228

Exercisable at June 30, 2006	1,546,612	$27.94	$8,184

The following table summarizes the total shares outstanding and the range and weighted average of exercise prices and remaining contractual lives at June 30, 2006:

	2006
	Shares Outstanding	Exercise Price	Contractual Remaining Life (Years)
1996	20,500	$15.44	—
1997	112,462	20.38	1
1998	160,900	27.75	2
1999	128,100	22.88	3
2000	147,600	19.81	4
2001	218,000	24.40	5
2002	107,750	26.60	6
2003	288,600	29.97	7
2004	362,700	37.08	8
2005	202,500	37.86	9
2006	4,000	37.86	10

Total	1,753,112	$29.11	5.66

S&T also maintains a Cash Appreciation Rights (CARs) plan under which CARs are granted. CARs are rights to appreciation of the market value of S&T’s common stock over the exercise price as of the date of grant. The CARs are settled in cash. CARs granted in 2005 have a four-year vesting period and a ten-year life, with 25 percent vesting each year on January 1 of the succeeding year. There were CARs with respect to 206,900 shares of S&T common stock issued in 2005 at a price of $37.86. During the first six months of 2006, CARs with respect to 3,200 shares have been forfeited. The total compensation expense related to the 2005 grant will approximate $753,000, net of tax over the next 3.50 years.

S&T’s CARs are treated as liability instruments under SFAS No. 123(R). The current market value must be determined at each reporting date. The Black-Scholes option valuation model was used to determine the market value of the CARs as of June 30, 2006. The assumptions used to value the CARs are as follows: a risk-free interest rate of 5.04 percent; a dividend yield of 3.16 percent; volatility of the expected market price of S&T’s common stock of .26; and a weighted-average expected life of 6.46 years.

As of December 31, 2005, there were 17,800 shares of unvested restricted stock awards granted related to a previous grant. There were no restricted stock awards granted in 2006 and 2005. These shares vest 25 percent per year with the first vesting which occurred on January 1, 2004. During the restricted period, the recipient receives dividends and can vote the shares. Generally, if the recipient leaves S&T before the end of the restricted period, the shares will be forfeited. Compensation expense for the restricted stock is ratably recognized over the period of service, generally the restricted period, based on the market value of the stock on the date of grant. As of June 30, 2006 there were 8,900 shares of restricted stock remaining to vest on January 1, 2007.

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

The market value for nonstatutory stock options were estimated at the grant dates using a Black-Scholes option pricing model with the following weighted-average assumptions for 2006 and 2005, respectively: risk-free interest rates of 4.36 percent and 3.61 percent; a dividend yield of 3.0 percent and 2.9 percent; volatility of the expected market price of S&T’s common stock of .27 and .26; and a weighted-average expected life of seven years and five years, respectively.

The following table illustrates the effect on net income and earnings per share if the market value method had been applied to all outstanding and unvested awards in each period.

(dollars in thousands, except per share data)	Three months ended June 30, 2005	Six months ended June 30, 2005
Net Income	$15,493	$29,314
Deduct: Stock-based employee compensation cost determined if the market value method had been applied to all awards, net of tax	(1,573)	(2,011)

Proforma Net Income	$13,920	$27,303

Basic Earnings per Share
As reported	$0.59	$1.11
Proforma	0.53	1.03
Diluted Earnings per Share
As reported	$0.58	$1.09
Proforma	0.52	1.02

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for certain financial instruments with an embedded derivative at fair value thereby eliminating the need to bifurcate the instrument into its host and the embedded derivative. This Statement is effective as of the beginning of the first annual reporting period that begins after September 15, 2006 and is not expected to have a significant impact on S&T’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The Statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This Statement is effective as of the first fiscal year that begins after September 15, 2006, unless earlier adopted, and is not expected to have a significant impact on S&T’s financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” This interpretation clarifies the application of SFAS 109 by defining a recognition threshold and measurement criterion that an individual tax position must meet for any part of the benefit of that tax position to be recognized in a company’s financial statements. This interpretation is effective for fiscal year that begins after December 15, 2006. S&T is in the process of determining the impact on S&T’s financial position and results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - GOODWILL AND OTHER INTANGIBLES

S&T’s balance sheet includes both tangible assets (such as land, buildings, and investments) and intangible assets (such as goodwill and core deposit intangibles). Goodwill is annually reviewed for impairment. Other intangibles are comprised of core deposit intangibles and other mortgage servicing assets, which are also reviewed for impairment on a periodic basis.

NOTE E - EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T’s defined benefit plan:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2006	2005	2006	2005
Service cost - benefits earned during the period	$481	$428	$961	$857
Interest cost on projected benefit obligation	682	634	1,365	1,268
Expected return on plan assets	(1,003)	(864)	(2,006)	(1,728)
Net amortization and deferral	69	4	139	8

Net Periodic Pension Expense	$229	$202	$459	$405

S&T previously disclosed in its financial statements for the year ended December 31, 2005, that S&T contributed $7.2 million to its pension plan in December 2005 for 2006. No further contributions are expected to be made during 2006.

NOTE F - SECURITIES

The amortized cost and market value of securities are as follows:

June 30, 2006

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. government corporations and agencies	$203,748	$55	$(6,023)	$197,779
Collateralized mortgage obligations of U.S. government corporations and agencies	64,939	—	(1,882)	63,057
Mortgage-backed securities	35,837	10	(1,864)	33,984
U.S. treasury securities	495	—	—	495
Obligations of state and political subdivisions	84,856	2	(2,084)	82,774

Debt Securities Available for Sale	389,875	67	(11,853)	378,089
Marketable equity securities	40,654	18,125	(284)	58,495
Other securities	2,453	—	—	2,453

Total Securities Available for Sale	$432,982	$18,192	$(12,137)	$439,037

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. government corporations and agencies	$224,325	$399	$(3,687)	$221,037
Collateralized mortgage obligations of U.S. government corporations and agencies	64,480	6	(847)	63,639
Mortgage-backed securities	39,321	46	(951)	38,416
U.S. treasury securities	499	—	—	499
Obligations of state and political subdivisions	84,998	38	(1,225)	83,811

Debt Securities Available for Sale	413,623	489	(6,710)	407,402
Marketable equity securities	45,421	20,084	(391)	65,114
Other securities	8,741	—	—	8,741

Total Securities Available for Sale	$467,785	$20,573	$(7,101)	$481,257

During the first quarter of 2006, S&T recognized an other-than-temporary impairment totaling $0.1 million on one equity security. The other-than-temporary impairment was charged to earnings as a reduction to security gains. For debt securities available for sale, S&T does not believe any other individual unrealized loss as of June 30, 2006 and December 31, 2005 represent an other-than-temporary impairment. S&T performs a review on the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. S&T management considers the length of time and the extent to which the market value has been less than cost and the financial condition of the issuer. The unrealized losses on 201 debt securities at June 30, 2006 are primarily attributable to changes in interest rates. The unrealized losses on six marketable equity securities at June 30, 2006 are attributable to temporary declines in market value. S&T has both the intent and the ability to hold the debt securities contained in the previous table for a time necessary to recover the amortized cost or until maturity.

There were $3,419,000 and $2,796,000 in gross realized gains and $366,000 and $327,000 in gross realized losses for the six months ending June 30, 2006 and 2005, respectively, relative to securities available for sale. $0.3 million of realized losses during the first six months of 2006 were attributable to a strategic initiative for reducing non-strategic equity holdings. S&T recognized an other-than-temporary impairment totaling $0.1 million and $0.3 million on one equity security during the first six months of 2006 and 2005, respectively.

The following tables present the age of gross unrealized losses and market value by investment category:

June 30, 2006

	Less Than 12 months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$97,794	$(3,393)	$79,942	$(2,630)	$177,736	$(6,023)
Collateralized mortgage obligations of U.S. government corporations and agencies	54,638	(1,434)	8,419	(448)	63,057	(1,882)
Mortgage-backed securities	14,110	(490)	19,550	(1,374)	33,660	(1,864)
Obligations of states and political subdivisions	52,014	(972)	29,498	(1,112)	81,512	(2,084)

Debt Securities Available for Sale	218,556	(6,289)	137,409	(5,564)	355,965	(11,853)
Marketable equity securities	5,631	(284)	—	—	5,631	(284)

Total	$224,187	$(6,573)	$137,409	$(5,564)	$361,596	$(12,137)

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

	Less Than 12 months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$142,892	$(2,553)	$32,825	$(1,134)	$175,717	$(3,687)
Collateralized mortgage obligations of U.S. government corporations and agencies	58,696	(847)	0	0	58,696	(847)
Mortgage-backed securities	21,450	(360)	14,466	(591)	35,916	(951)
Obligations of states and political subdivisions	58,898	(753)	14,412	(472)	73,310	(1,225)

Debt Securities Available for Sale	281,936	(4,513)	61,703	(2,197)	343,639	(6,710)
Marketable equity securities	5,909	(391)	—	—	5,909	(391)

Total	$287,845	$(4,904)	$61,703	$(2,197)	$349,548	$(7,101)

The amortized cost and market value of debt securities at June 30, 2006, by contractual maturity, are as set forth below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based upon the current estimated prepayment rates. The mortgage-backed securities may mature earlier or later than their weighted-average estimated maturities because of principal repayment optionality.

Available for Sale (dollars in thousands)	Amortized Cost	Estimated Market Value
Due in one year or less	$54,740	$54,082
Due after one year through five years	273,808	265,177
Due after five years through ten years	57,717	55,400
Due after ten years	3,610	3,430

Total Debt Securities Available for Sale	$389,875	$378,089

At June 30, 2006 and December 31, 2005, investment securities with a principal amount of $301,373,000 and $274,399,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

(dollars in thousands)	June 30, 2006	December 31, 2005
Real estate - construction	$323,293	$332,930
Real estate - mortgages:
Residential	547,016	523,745
Commercial	990,420	920,349
Commercial and industrial	692,701	644,686
Consumer installment	69,616	68,216

Gross Portfolio Loans	2,623,046	2,489,926
Allowance for loan losses	(38,575)	(36,572)

Total Portfolio Loans	2,584,471	2,453,354
Loans held for sale	1,395	1,580

Total Loans	$2,585,866	$2,454,934

Changes in the allowance for loan losses for the six months ended June 30, were as follows:

(dollars in thousands)	2006	2005
Balance at beginning of period	$36,572	$34,262
Charge-offs	(5,775)	(2,087)
Recoveries	578	1,819

Net charge-offs	(5,197)	(268)
Provision for loan losses	7,200	500
Reclassification of allowance for loan losses on unfunded loan commitments (1)	—	(969)

Balance at end of period	$38,575	$33,525

(1)	During the second quarter of 2005, S&T reclassified $969,000 of its allowance for loan losses to a separate allowance for probable credit losses inherent in unfunded loan commitments. Net income and prior period balances were not affected by this reclassification. The separate allowance is included in other liabilities.

The principal balances of loans on nonaccrual status were $21,824,000 and $11,166,000 at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, there were no commitments to lend additional funds on nonaccrual loans. Other real estate owned which is included in other assets, was $2,725,000 at June 30, 2006 and $3,712,000 at December 31, 2005.

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2006 and December 31, 2005.

(dollars in thousands)	June 30, 2006	December 31, 2005
Recorded investment in loans considered to be impaired	$34,651	$29,745
Recorded investment in impaired loans with no related allowance for loan losses	19,166	7,741
Loans considered to be impaired that were on a nonaccrual basis	16,950	5,507
Allowance for loan losses related to loans considered to be impaired	9,684	9,937
Average recorded investment in impaired loans	31,011	16,325
Year-to-date interest income per contractual terms on impaired loans	1,487	2,115
Year-to-date interest income on impaired loans recognized on a cash basis	1,058	1,854

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T’s financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement. S&T’s exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $659,539,000, unfunded other loan commitments totaled $155,989,000 and obligations under standby letters of credit totaled $219,384,000 at June 30, 2006.

NOTE I - LITIGATION

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. Management does not believe that the outcome of any current proceedings will have a material adverse effect on the consolidated financial position of S&T.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is presented so that shareholders may review in further detail the financial condition and results of operations of S&T Bancorp, Inc. and subsidiaries (“S&T”). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the other financial data presented elsewhere in this report.

Business Summary

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania and with assets of $3.3 billion at June 30, 2006. S&T provides a full range of financial services through a branch network of 50 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate services and other fiduciary services. S&T’s common stock trades on the Nasdaq Global Select Market under the symbol “STBA”.

Financial Condition

Total assets averaged $3.2 billion in the first six months of 2006 as compared to $3.1 billion for the 2005 full year average. Average loans increased $186.7 million and average securities, other investments and federal funds sold decreased $34.0 million in the first six months of 2006 compared to the 2005 full year average. Average deposits increased $218.6 million and average borrowings decreased $47.0 million during the six months ended June 30, 2006 as compared to the 2005 full year average.

Average Balance Sheet and Net Interest Income Analysis

	Six Months and Twelve Months Ended
	June 30, 2006			December 31, 2005
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,557.6	$89.9	7.09%	$2,370.9	$153.2	6.46%
Securities/Other (1)	477.7	11.1	4.68%	511.7	23.0	4.49%

Total interest-earning assets	3,035.3	101.0	6.71%	2,882.6	176.2	6.11%
Noninterest-earning assets	209.3			190.7

TOTAL	$3,244.6			$3,073.3

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,121.0	$16.1	2.90%	$941.0	$15.1	1.60%
Time deposits	924.0	17.5	3.83%	889.3	29.7	3.34%
Borrowed funds < 1 year	250.5	5.7	4.56%	354.3	11.1	3.12%
Borrowed funds > 1 year	135.2	3.3	4.95%	78.4	3.6	4.61%

Total interest-bearing liabilities	2,430.7	42.6	3.54%	2,263.0	59.5	2.63%
Noninterest-bearing liabilities:
Demand deposits	415.1			411.2
Shareholders’ equity/Other	398.8			399.1

TOTAL	$3,244.6			$3,073.3

Net yield on interest-earning assets			3.88%			4.05%

Net Interest Income		$58.4			$116.7

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Lending Activity

Average loans increased $186.7 million to $2.6 billion during the six months ended June 30, 2006 compared to the 2005 full year average. Changes in the composition of the average loan portfolio during the first six months of 2006 included increases of $34.0 million of commercial loans, $113.2 million of commercial real estate loans and $40.1 million of residential mortgages, offset by a decrease of $0.6 million of installment loans.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-continued

Real estate construction and commercial loans, including mortgage and industrial, comprised 76 percent of the average loan portfolio for the six months ended June 30, 2006 and the 2005 full year average. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by limiting concentrations and a rigorous underwriting review by loan administration. Variable-rate commercial loans were 53 percent of the commercial loan portfolio at June 30, 2006 and 55 percent at December 31, 2005.

Residential mortgage loans comprised 21 percent of the average loan portfolio for the six months ended June 30, 2006, which was unchanged when compared to the 2005 full year average. Residential mortgage lending continues to be a strategic focus in 2006 through our centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and a loan to value ratio of 80 percent or less. For those residential mortgage loans with a loan to value ratio between 80 and 100 percent, private mortgage insurance or a home equity term loan to credit worthy borrowers is required. At June 30, 2006, 11 percent of the residential mortgage portfolio consisted of adjustable rate mortgages with repricing terms of one, three and five years as compared to 13 percent at December 31, 2005.

S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first six months of 2006, S&T sold $9.7 million of 1-4 family mortgages to Fannie Mae compared to $20.5 million during the first six months of 2005. S&T will continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Consumer installment loans comprised 3 percent of the average loan portfolio for the six months ended June 30, 2006 and for the 2005 full year average as well. The average balance of consumer installment loans for the six months ended June 30, 2006 was $68.1 million compared to $68.7 million for the 2005 full year average. Installment loan decreases were primarily the result of lower origination volumes.

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

The loan to value policy guideline is 80 percent for residential first lien mortgages. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage or a home equity term loan to credit worthy borrowers. Second lien positions are sometimes secured with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of value. S&T offers a variety of unsecured and secured installment loan and credit card products. However, the majority of the consumer loan portfolio is automobile loans. S&T uses loan to value guidelines for direct loans are 90 -100 percent of invoice for new automobiles and 80-90 percent of National Automobile Dealer Association (NADA) value for used automobiles.

Management intends to continue to pursue quality loans in a variety of lending categories in order to enhance shareholder value. S&T’s loan portfolio primarily represents loans to businesses and consumers in our market area of western Pennsylvania. S&T has not concentrated its lending activities in any industry or group of industries. During the past several years, management has concentrated on building an effective credit and loan administration staff, which assists management in evaluating loans before they are made and in identifying problem loans early.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Securities Activity

Average securities, other investments and federal funds sold decreased by $34.0 million in the first six months of 2006 compared to the 2005 full year average. The decrease in securities is partially attributable to an S&T Asset Liability Committee (“ALCO”) strategy to reduce balances in both securities and borrowings to mitigate the interest rate risk of a flat or inverted yield curve. The average decreases are comprised of $16.0 million in U.S. government agency securities, $5.6 million in other securities, $2.8 million of U.S. treasury securities, $4.8 million in mortgage-backed securities and $4.6 million in corporate stocks. Average other investments decreased $2.2 million in the first six months of 2006 compared to the 2005 full year average and are comprised of FHLB capital stock that is a membership and borrowing requirement and is recorded at historical cost. The amount of S&T’s investment in FHLB stock depends upon S&T’s borrowing availability and level from the FHLB. Average federal funds sold decreased $2.8 million in the first six months of 2006 compared to the 2005 full year average. Offsetting these decreases is an average increase of $4.8 million of investments in securities of states and political subdivisions. At June 30, 2006, the equity securities portfolio had net unrealized gains of $17.8 million and $19.7 million at December 31, 2005. The equity securities portfolio consists of securities traded on the various stock markets and are subject to changes in market value.

S&T’s policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate securities and marketable equity securities as available for sale. On a quarterly basis, management evaluates the security portfolios for other-than-temporary declines in market value in accordance with Emerging Issues Task Force No. 03-1. During the first six months of 2006, there were $0.1 million of unrealized losses taken for an other-than-temporary impairment on one equity investment security. The performance of the equities and debt securities markets could generate further impairment in future periods. At June 30, 2006 unrealized gains, net of unrealized losses, for securities classified as available for sale were $6.1 million and $13.5 million at December 31, 2005. Unrealized losses related to S&T’s debt securities portfolio totaled $11.9 million at June 30, 2006 and $6.7 million at December 31, 2005. S&T has the intent and ability to hold these debt securities until maturity or until market value recovers above cost.

Allowance for Loan Losses

The balance in the allowance for loan losses was $38.6 million or 1.47 percent of total loans at June 30, 2006 as compared to $36.6 million or 1.47 percent of total loans at December 31, 2005. The increase in the allowance for loan losses was attributable to an increase in nonaccrual loans, higher charge-off levels, an increase in specific reserve on one credit, as well as overall growth in gross loans. During the second quarter 2005, S&T split its allowance for credit losses into an allowance for loan losses and an allowance for lending-related commitments such as unfunded commercial real estate and commercial & industrial loan commitments. This resulted in a decrease in the allowance for loan losses of $1.0 million and a reduction in the allowance for loan losses to total loans from 1.44 percent to 1.40 percent at June 30, 2005. The balance in the allowance for lending-related commitments is $1.0 million at June 30, 2006.

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

Amounts are added to the allowance for loan losses through a charge to current earnings by increasing the provision for loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical charge-off rates for all loan categories, fluctuations and trends in various risk factors. These factors consider the level of S&T’s historical charge-offs that have occurred within the credits economic life cycle. Management also assesses qualitative factors such as portfolio credit trends, unemployment trends, vacancy trends, loan growth and variable interest rate factors.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Significant to this analysis and assessment is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to the continuing loan growth these new loans are not seasoned and may be vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the allowance for loan losses. During the first six months of 2006, the risk rating profile of the portfolio was impacted by three commercial loans. These loan relationships totaled $23.0 million and we believe the problem loans have been adequately reserved at June 30, 2006 and that the total allowance for loan losses is adequate to absorb probable loan losses as determined by the quarterly impairment analysis and risk-rating processes. The remaining risk rating profile of the portfolio has shown overall improvement absent the aformentioned loan relationships.

Net loan charge-offs totaled $5.2 million in the first six months of 2006 and $0.3 million in the first six months of 2005. Net loan charge-offs increased during the first six months of 2006 due to two commercial loan relationships that were charged-off during the period. The first relationship is a $4.6 million mixed-use, commercial real estate loan participation with another financial institution, previously classified as nonaccrual, which was charged-down by $2.7 million during the second quarter of 2006. The commercial real estate company filed a voluntary chapter eleven bankruptcy petition during the second quarter of 2006. The remaining $1.9 million exposure is the estimated fair market value S&T is expected to receive in sale proceeds based upon our percentage participation in the loan. The second relationship is a wholesale distributor that filed a voluntary chapter eleven bankruptcy petition during the second quarter of 2006 and was previously classified as nonaccrual. A charge-off of $1.5 million was recorded during the second quarter of 2006 for this loan. No further exposure remains for this credit and future collateral recovery is expected to be insignificant.

The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at June 30, 2006 was $21.8 million or 0.83 percent of total loans. This compares to nonperforming loans of $11.2 million or 0.45 percent of total loans at December 31, 2005. Nonperforming assets totaled $24.5 million or 0.74 percent of total assets at June 30, 2006 as compared to $14.9 million or 0.47 percent at December 31, 2005. The most significant credit added to nonaccrual status during the second quarter of 2006 is a $14.2 million loan with a construction company which was previously classified as impaired. The construction company continues to operate but has experienced cash flow problems. As a result, S&T’s collateral position, which includes receivables, equipment and personal guarantees, has been impaired. S&T increased the specific reserve on this credit from $5.1 million to $7.2 million during the second quarter of 2006 and is included in the allowance for loan losses at June 30, 2006. Also affecting nonperforming assets is a $2.2 million residential development property acquired through foreclosure during the fourth quarter of 2005. The property was under a sales contract for $2.4 million. The potential buyers chose not to complete the terms of the sales contract during the second quarter of 2006. S&T continues to market the property, but charged-down the book value to $1.5 million, a $0.7 million reduction, based upon current market and property conditions.

The provision for loan losses was $7.2 million for the first six months of 2006, as compared to $0.5 million for the same period of 2005. The provision was the result of management’s detailed second quarter analysis of the adequacy of the allowance for loan losses and is consistent with the significant increase in net charge-offs and nonperforming loans that occurred as result of the aformentioned loan relationships.

Deposits

Average total deposits increased by $218.6 million, or 10 percent, during the six months ended June 30, 2006 as compared to the 2005 full year average. Changes in the average deposit mix include increases of $268.6 million in savings accounts, $34.7 million in certificates of deposit and an increase in demand deposits of $3.9 million. Offsetting these increases are decreases of $76.2 million in money market accounts and $12.4 million in NOW accounts. The increase in savings accounts is primarily attributable to the success of the Green Plan savings account, which has grown to $647.5 million at June 30, 2006 as compared to $494.7 million at December 31, 2005. The Green Plan account is indexed to the Federal Reserve Fed Funds Target Rate. During the first quarter of 2006, S&T introduced another high yield savings account to replace the Green Plan account called the Plan B account. No further Green Plan accounts will be opened after the introduction of the Plan B account. Plan B accounts are non-indexed and are expected to allow S&T to continue core deposit growth that better compliments shifting interest rate sensitivity. At June 30, 2006, the Plan B savings accounts grew to $49.5 million. Core deposit growth has been an important strategic initiative for S&T, through the expansion of retail facilities, providing cash management services to commercial customers and the ongoing enhancements to deposit products and delivery services such as electronic banking.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Time deposits of $100,000 and over were 8 percent of total deposits at June 30, 2006 compared to 9 percent of total deposits at December 31, 2005, and primarily represent deposit relationships with local customers in our market area. Periodically, S&T enters into brokered certificates of deposit with outside brokerage firms. Brokered certificates of deposit totaled $39.1 million at June 30, 2006 as compared to $57.2 million at December 31, 2005.

Borrowings

Average borrowings decreased $47.0 million for the first six months of 2006 compared to the 2005 full year average as a result of increased deposit growth and lower levels of investment securities. Borrowings are comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings. S&T defines repurchase agreements with its local retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

The average balance in retail REPOs increased approximately $4.7 million for the first six months of 2006 compared to the 2005 full year average. S&T views retail REPOs as a relatively stable source of funds because most of these accounts are with local long-term customers. Average federal funds purchased increased by $3.8 million and average wholesale REPOs and FHLB advances decreased by $112.3 million for the first six months of 2006 compared to the full year 2005 average.

Average long-term borrowings have increased by $56.8 million in the first six months of 2006 as compared to the full year 2005 average. S&T had average long-term borrowings outstanding of $135.3 million during the six months ended June 30, 2006. The increase in long-term borrowings is part of an ALCO strategy to limit interest rate risk as customer preferences have shifted to short-term and variable rate deposits, and to take advantage of lower cost funds through the FHLB’s Community Investment Program.

Capital Resources

Shareholders’ equity decreased $14.8 million at June 30, 2006, compared to December 31, 2005. Net income was $25.5 million and dividends paid to shareholders were $15.2 million for the six months ended June 30, 2006. Also affecting capital is a decrease of $4.8 million in unrealized gains on securities available for sale, stock buybacks of 604,000 shares during the first six months of 2006 at an average cost of $35.51 per share and the issuance of 24,150 shares through the exercise of employee and director stock options.

S&T paid 60 percent of net income in dividends, equating to a projected annual dividend yield of approximately 3.5 percent utilizing the June 30, 2006 closing market price of $33.23. The book value of S&T’s common stock was $13.14 at June 30, 2006 and $13.41 at December 31, 2005.

S&T continues to maintain a strong capital position with a leverage ratio of 8.8 percent as compared to the minimum regulatory guideline of 3.0 percent. S&T’s risk-based capital Tier I and Total ratios were 9.8 percent and 11.3 percent, respectively, at June 30, 2006. These ratios place S&T above the Federal Reserve Board’s risk-based capital guidelines of 4.0 percent and 8.0 percent for Tier I and Total, respectively.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (“SEC”) for the issuance of up to $150.0 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T can use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2006, S&T had not utilized the shelf registration statement.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

EXPLANATION OF USE OF NON-GAAP FINANCIAL MEASURES

In addition to the results of operations presented in accordance with generally accepted accounting principles (“GAAP”), S&T management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully tax-equivalent basis and operating revenue. S&T believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and our business and performance trends as they facilitate comparisons with the performance of others in the financial services industry. Although S&T believes that these non-GAAP financial measures enhance investors’ understanding of S&T’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

S&T believes the presentation of net interest income on a fully tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the consolidated statements of income is reconciled to net interest income adjusted to a fully tax-equivalent basis on page 21 and 24.

Operating revenue is the sum of net interest income and noninterest income less security gains. In order to understand the significance of net interest income to S&T’s business and operating results, S&T management believes it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

RESULTS OF OPERATIONS

Six months ended June 30, 2006 compared to

Six months ended June 30, 2005

Net Income

Net income was $25.5 million or $0.97 diluted earnings per share for the first six months of 2006 as compared to $29.3 million or $1.09 diluted earnings per share for the same period of 2005. The decrease during the first six months of 2006 was primarily the result of the addition of $7.2 million to the provision for loan losses related to the deterioration in the credit quality of three commercial loan relationships and the $0.7 million charge-down of a residential real estate development property previously acquired through foreclosure during 2005.

Net Interest Income

Net interest income on a fully taxable equivalent basis was $58.4 million, a $0.7 million or one percent increase for the first six months of 2006 as compared $57.7 million for the same period of 2005. The modest increase in net interest income is a result of a $193.2 million increase in average interest-earning assets, partially offset by a compressed net interest margin. The net interest margin on a fully taxable equivalent basis was 3.88 percent in the first six months of 2006 as compared to the 4.09 percent in the same period of 2005. The decrease in the net yield on earning assets is primarily attributable to the effect of rising short-term interest rates in combination with a flat yield curve. S&T’s balance sheet is liability sensitive, with funding costs rising faster than asset yields in today’s interest rate environment. Also affecting the year-to-date comparisons was a $0.7 million increase in delinquent interest reversals related to the increase in nonaccrual loans.

For the first six months of 2006, average loans increased $233.5 million, and average securities and federal funds sold decreased $40.3 million as compared to the same period of 2005. The yields on average loans increased by 84 basis points from the comparable period in 2005 and the yield on average securities increased by 19 basis points.

For the first six months of 2006 balances of average interest-bearing deposits increased by $280.2 million as compared to the same period of 2005. The cost of deposits totaled 2.76 percent, an increase of 99 basis points from the comparable period in 2005 due to increased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds increased 167 basis points to 4.70 percent as a result of higher short-term rates.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 76 percent of operating revenue, (net interest income plus noninterest income, excluding security gains) in the first six months of 2006 and 78 percent in the same period of 2005. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented within prescribed ALCO risk parameters that enabled us to maintain a net interest margin consistent with historical levels.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Six Months Ended June 30,
(dollars in thousands)	2006	2005
Interest income per consolidated statements of income	$98,841	$81,611
Adjustment to fully taxable equivalent basis	2,185	1,978

Interest income adjusted to fully taxable equivalent basis	101,026	83,589
Interest expense	42,640	25,928

Net interest income adjusted to fully taxable equivalent basis	$58,386	$57,661

Average Balance Sheet and Net Interest Income Analysis

	Six Months Ended June 30,
(dollars in millions)	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,557.6	$89.9	7.09%	$2,324.1	$72.1	6.25%
Securities/Other (1)	477.7	11.1	4.68%	518.0	11.5	4.49%

Total interest-earning assets	3,035.3	101.0	6.71%	2,842.1	83.6	5.93%
Noninterest-earning assets	209.3			187.8

TOTAL	$3,244.6			$3,029.9

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,121.0	$16.1	2.90%	$899.8	$5.4	1.22%
Time deposits	924.0	17.5	3.83%	865.0	13.6	3.17%
Borrowed funds < 1 year	250.5	5.7	4.56%	384.9	5.2	2.76%
Borrowed funds > 1 year	135.2	3.3	4.95%	73.7	1.7	4.51%

Total interest-bearing liabilities	2,430.7	42.6	3.54%	2,223.4	25.9	2.35%
Noninterest-bearing liabilities:
Demand deposits	415.1			408.1
Shareholders’ equity/Other	398.8			398.4

TOTAL	$3,244.6			$3,029.9

Net yield on interest-earning assets			3.88%			4.09%

Net interest income		$58.4			$57.7

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Six Months Ended June 30, 2006 Compared to June 30, 2005 Increase (Decrease) Due to (1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans(2)	$7,150	$10,740	$17,890
Securities/Other(2)	(896)	443	(453)

Total interest-earning assets	6,254	11,183	17,437

Interest paid on:
NOW/money market/savings	$1,337	$9,333	$10,670
Time deposits	928	3,013	3,941
Borrowed funds < 1 year	(1,828)	2,255	427
Borrowed funds > 1 year	1,375	299	1,674

Total interest-bearing liabilities	1,812	14,900	16,712

Change in net interest income	$4,442	$(3,717)	$725

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2006 and 2005.

Provision for Loan Losses

The provision for loan losses was $7.2 million for the first six months of 2006 and $0.5 million for the same period of 2005. The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes in the risk ratings within allowance for loan loss model are consistent with the decline in asset quality which includes a significant increase in net charge-offs and nonperforming loans that occurred as a result of the aforementioned commercial loan relationships.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. Also affecting the amount of the allowance for loan losses, and resulting provision is loan growth and portfolio composition. Most of the loan growth during the first six months of 2006 and 2005 is attributable to larger-sized commercial loans. Net charged-off loans were $5.2 million and $0.3 million for the first six months of 2006 and 2005, respectively. The most significant charge-offs for the first six months of 2006 were the aforementioned $2.7 million for a commercial real estate loan participation loan and $1.5 million for a wholesale distributor, both of which were previously considered in the analysis for the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income, excluding security gains, increased $2.0 million or 12 percent, to $17.8 million in the first six months of 2006 as compared to 2005. Increases included $0.8 million in wealth management fees, $0.6 million in service charges on deposit accounts and $0.5 million in insurance commissions. The increase in wealth management is primarily attributable to a $0.4 million increase relative to a change in accrual methodologies for revenue recognition as well as increased new business. The increase of $0.6 million in service charges on deposit accounts is primarily a result of management’s continued effort to implement reasonable fees for services performed and to manage closely the collection of these fees, as well as to expand new cash management relationships. Changes in the processes for assessing fees for insufficient funds resulted in a $0.6 million increase during the first six months of 2006 as compared to the same period of 2005. The increase of $0.5 million in insurance commissions is attributable to stronger overall sales volume and the acquisition of the Holsinger Insurance Agency during the first quarter of 2006. S&T recognized $3.1 million of gains on available for sale securities in the first six months of 2006 as compared to $2.5 million in the same period of 2005. Included in the investment security gains for the first six months of 2006 is a $0.1 million gain recognized from the fair market value adjustment on a bank equity holding as a result of a merger and $0.1 million of unrealized losses taken for an other-than-temporary impairment on one equity investment security. The increase in realized equity security gains is primarily the result of more market opportunities this period as compared to the same period last year as well as a strategic initiative for reducing non-strategic equity holdings.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Noninterest Expense

Noninterest expense increased by $2.6 million or 8 percent during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Salaries and employee benefit expense increased $1.3 million or 7 percent primarily attributable to the effects of year-end merit increases, the addition of 21 full-time equivalent staff to implement new strategic initiatives and to staff new retail facilities, higher commission payments on wealth management and insurance sales and $0.4 million in compensation expense as a result of applying the provisions of SFAS No. 123(R). Average full-time equivalent staff was 802 at June 30, 2006 compared to 781 at June 30, 2005. Occupancy, furniture and equipment expense decreased $0.2 million, during the first six months of 2006 as compared to the same period 2005, as a result of several facility restructurings and additions which occurred during the first half of 2005. Data processing expense increased $0.3 million or 13 percent as compared to the same period in 2005 due to increased organizational growth and business activity. Other noninterest expense increased $1.1 million or 21 percent during the first six months of 2006 and is primarily attributable to a $0.5 million donation made to the S&T Charitable Foundation and a $0.7 million charge-down on the aforementioned residential real estate development property acquired through foreclosure to current market and property conditions.

S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 45 percent for the six months ended June 30, 2006 and 43 percent for the same period of 2005.

Federal Income Taxes

Federal income tax expense decreased $2.5 million in the first six months of 2006 as compared to the first six months of 2005 due to a decrease in pre-tax income. The effective tax rate for the first six months of 2006 and 2005 was 28 percent and 30 percent, respectively, which is below the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects.

Three months ended June 30, 2006 compared to

Three months ended June 30, 2005

Net Income

Net income was $11.2 million or $0.43 per diluted earnings per share in the second quarter of 2006 compared to $15.5 million or $0.58 per diluted earnings per share for the same period of 2005. Net income decreased 27 percent while diluted earnings per share decreased 26 percent. The decrease during the second quarter of 2006 was primarily the result of the addition of $5.7 million to the provision for loan losses related to the deterioration in the credit quality of three commercial loan relationships and the $0.7 million charge-down on a residential real estate development property previously acquired through foreclosure.

Net Interest Income

Net interest income on a fully taxable equivalent basis was $29.2, a slight decrease of $0.1 million or one percent in the second quarter of 2006, compared to the same period of 2005. The net yield on interest-earning assets decreased to 3.82 percent in the second quarter of 2006 as compared to 4.10 percent in the second quarter of 2005. The decrease in net yield on earning assets is primarily attributable to the effect of rising short-term interest rates in combination with a flat yield curve. S&T’s balance sheet is liability sensitive, with funding costs rising faster than asset yields in today’s interest rate environment. Also affecting the quarterly comparisons was a $0.5 million increase in delinquent interest reversals during the second quarter of 2006.

In the second quarter of 2006, average loans increased $247.7 million, and average securities, other investments and average federal funds sold decreased $47.3 million as compared to the second quarter of 2006. The yields on average loans increased by 82 basis points from the comparable period in 2006 and the yield on average securities increased by 14 basis points from the three months ended June 30, 2005.

In the second quarter of 2006, balances of average interest-bearing deposits increased by $299.8 million as compared to the same period of 2005. The cost of deposits totaled 2.89 percent, an increase of 105 basis points from the comparable period in 2005 due to increased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds increased 180 basis points to 4.94 percent.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 76 percent of operating revenue, (net interest income plus noninterest income, excluding security gains) in the second quarter of 2006 and 77 percent in the same period of 2005. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented within prescribed ALCO risk parameters that enabled us to maintain a net interest margin consistent with historical levels.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully taxable equivalent basis:

	Three Months Ended June 30,
(dollars in thousands)	2006	2005
Interest income per consolidated statements of income	$50,957	$42,144
Adjustment to fully taxable equivalent basis	1,117	1,002

Interest income adjusted to a fully taxable equivalent basis	52,074	43,146
Interest expense	22,830	13,780

Net interest income adjusted to a fully taxable equivalent basis	$29,244	$29,366

Average Balance Sheet and Net Interest Income Analysis

	Three Months Ended June 30,
	2006			2005
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,600.8	$46.5	7.19%	$2,353.1	$37.3	6.37%
Securities/Other (1)	469.6	5.5	4.65%	516.9	5.8	4.51%

Total interest-earning assets	3,070.4	52.0	6.80%	2,870.0	43.1	6.03%
Noninterest-earning assets	212.6			191.2

Total	$3,283.0			$3,061.2

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,159.3	9.0	3.12%	$905.3	$3.0	1.34%
Time deposits	916.3	8.9	3.92%	870.5	7.0	3.22%
Borrowed funds < 1 year	234.2	2.9	4.86%	410.8	3.1	2.98%
Borrowed funds > 1 year	161.4	2.0	5.07%	68.4	0.7	4.30%

Total interest-bearing liabilities	2,471.2	22.8	3.71%	2,255.0	13.8	2.46%
Noninterest-bearing liabilities:
Demand deposits	419.2			412.5
Shareholders’ equity/Other	392.6			393.7

Total	$3,283.0			$3,061.2

Net yield on interest-earning assets			3.82%			4.10%

Net interest income		$29.2			$29.3

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2006 Compared to June 30, 2005 Increase (Decrease) Due to (1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans(2)	$3,918	$5,387	$9,305
Securities/Other(2)	(532)	155	(377)

Total interest-earning assets	3,386	5,542	8,928

Interest paid on:
NOW/money market/savings	$851	$5,123	$5,974
Time deposits	368	1,593	1,961
Borrowed funds < 1 year	(1,302)	1,111	(191)
Borrowed funds > 1 year	1,000	306	1,306

Total interest-bearing liabilities	917	8,133	9,050

Change in net interest income	$2,469	$(2,591)	$(122)

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2006 and 2005.

Provision for Loan Losses

The provision for loan losses was $5.7 million for the second quarter of 2006 and a negative $0.3 million for the second quarter of 2005. The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the model used to determine the adequacy of the allowance for loan losses. Changes in the risk ratings within the allowance for loan loss model are consistent with the decline in asset quality which includes a significant increase in net charge-offs and nonperforming loans that occurred as a result of the aforementioned commercial loan relationships.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. Also affecting the amount of the allowance for loan losses, and resulting provision is loan growth and portfolio composition. Most of the loan growth during the second quarter of 2006 and 2005 is attributable to larger-sized commercial loans. Net charged-off (recovered) loans were $4.5 million and ($0.5) million for the second quarter of 2006 and 2005, respectively. The most significant charge-offs for the second quarter of 2006 was the aforementioned $2.7 million for a commercial real estate participation loan and $1.5 million for a wholesale distributor, both of which were previously considered in the analysis for the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income, excluding security gains, increased $0.7 million or 8 percent in the second quarter of 2006 as compared to 2005. Increases included $0.3 million or 14 percent in service charges on deposit accounts, $0.2 million or 12 percent in wealth management fees, and $0.2 million or 13 percent in insurance commissions. The increase in service charges on deposit accounts is primarily a result of management’s continued effort to implement reasonable fees for services performed and to manage closely the collection of these fees, as well as to expand new cash management relationships. Changes in the processes for assessing fees for insufficient funds resulted in a $0.3 million increase during the second quarter of 2006 as compared to the same period of 2005. The increase in wealth management is primarily attributable to new business development and increased brokerage fees, offset by a decline in market values of customer accounts during the second quarter of 2006. The increase of $0.2 million in insurance commissions is attributable to stronger overall sales volume and the acquisition of the Holsinger Insurance Agency during the first quarter of 2006, as well as higher volumes from consumer loan payment protection insurance during the 2006 periods. S&T recognized $1.2 million of gains on available for sale securities in the second quarter of 2006 as compared to $0.8 million in the same period of 2005. The increase of $0.4 million in realized equity security gains is primarily the result of more market opportunities as well as a strategic initiative for reducing non-strategic equity holdings as compared to the same period last year.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense

Noninterest expense increased $1.8 million or 12 percent in the second quarter of 2006 as compared to the second quarter of 2005. Salaries and employee benefits expense increased $0.6 million or 7 percent primarily attributable to the effects of year-end merit increases, the addition of 21 full-time equivalent staff to implement new strategic initiatives and to staff new retail facilities, higher commission payments on wealth management and insurance sales, and to applying the provisions of SFAS No. 123(R), in the first quarter of 2006. Average full-time equivalent staff was 804 for the second quarter ended June 30, 2006 compared to 783 for the same period of 2005. Data processing expense increased $0.2 million or 14 percent as compared to the same period in 2005 due to increased organizational growth and business activity. The increase of $0.9 million or 37 percent in other noninterest expense during the second quarter of 2006 is primarily attributable to the $0.7 million net charge-down of a residential real estate development property previously acquired through foreclosure to current market and property conditions.

Federal Income Taxes

Federal income tax expense decreased $2.6 million in the second quarter of 2006 as compared to the second quarter of 2005 due to a decrease in pre-tax income. The effective tax rate for the second quarter of 2006 and 2005 was 27 percent and 31 percent, respectively, which is below the 35 percent statutory rate due primarily to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects.

Critical Accounting Policies and Judgments

S&T’s consolidated financial statements are prepared based upon the application of certain critical accounting policies affecting accounts such as: investment securities, allowance for loan losses, mortgage servicing rights valuations and goodwill and other intangibles. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect S&T’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on S&T’s future financial condition and results of operations. S&T’s critical accounting policies are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in S&T’s Annual Report on Form 10-K, filed with the SEC on March 1, 2006. There have been no material changes in S&T’s critical accounting policies since December 31, 2005.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to” or other similar words. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to those described in this Form 10-Q or the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The gap and cumulative gap represent the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of June 30, 2006.

Interest Rate Sensitivity

June 30, 2006

(dollars in thousands)

GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
Repricing Assets:
Cash/Due From Banks	$—	$—	$—	$62,542
Securities	48,465	25,799	66,317	314,787
Net Loans	1,368,683	210,810	367,864	638,509
Other Assets	—	—	—	198,121

Total	1,417,148	236,609	434,181	1,213,959

Repricing Liabilities:
Demand	—	—	—	442,203
NOW	17,963	17,963	35,925	71,851
Money Market	173,615	—	—	—
Savings/Clubs	722,887	18,439	36,878	73,757
Certificates	330,690	230,448	208,646	115,645
Repos & Short-term Borrowings	224,232	10,000	—	—
Long-term Borrowings	28,523	433	60,898	96,573
Other Liabilities/Equity	—	—	—	384,328

Total	1,497,910	277,283	342,347	1,184,357

Gap	(80,762)	(40,674)	91,834	29,602

Cumulative GAP	$(80,762)	$(121,436)	$(29,602)	$—

	June 30, 2006	December 31, 2005
Rate Sensitive Assets/Rate Sensitive Liabilities
Cumulative 6 months	0.95%	0.96%
Cumulative 12 months	0.93%	0.96%

S&T’s one-year gap position at June 30, 2006 indicates a liability sensitive position. This means that more liabilities than assets will reprice during the measured time frames. The implications of a liability sensitive position will differ depending upon the change in market interest rates.

For example, with a liability sensitive position in a declining interest rate environment, more liabilities than assets will decrease in rate. This situation could result in an increase to our interest rate spreads, net interest income and operating spreads. Conversely, with a liability sensitive position in a rising interest rate environment, more liabilities than assets will increase in rates. This situation could result in a decrease to our interest rate spreads, net interest income and operating spreads. S&T has become slightly more liability sensitive since December 31, 2005, primarily due to growth in indexed savings balances.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

In addition to the gap analysis, S&T performs rate shock analyses on a static balance sheet to estimate the effect that specific interest-rate changes would have on 12 months of pretax net interest income. The rate shock incorporates management assumptions regarding the level of interest rate changes on non-maturity deposit products (savings, money market, NOW and demand deposits) and changes in the prepayment behavior of fixed rate loans and securities with optionality. Inclusion of these assumptions makes rate shock analysis more useful than gap analysis alone. The table below shows the results of the rate shock analyses.

Change in Pretax net interest income (dollars in millions)	Immediate Change in Rates
	+300 bps	-300 bps
June 30, 2006	$(3.8)	$(1.2)
December 31, 2005	$(1.0)	$(5.9)

The results in the –300 basis point shock scenario are not consistent with a liability sensitive gap position, which would indicate an increase in net interest income. This is primarily due to: (1) rates on regular savings, NOW and money market accounts have lagged as short rates have increased and cannot be decreased to any great extent should rates go down; and (2) loan refinance activity will be considerable in a rates down interest rate scenario. The improvement in the –300 basis point results when compared to December 2005 can be attributed to two main reasons: (1) strong growth in indexed savings balances and; (2) implementing a strategy to mitigate the rates down risk on the balance sheet through structured borrowings.

Consistent with a liability sensitive gap position, the +300 rate shock results show pretax net interest income decreasing in an increasing interest rate environment. The decline in the +300 basis point results from December 2005 is primarily due to strong growth in indexed savings balances.

Item 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of S&T’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act, as amended, as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that S&T’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable

Item 1A. Risk Factors.

Risk factors are presented at December 31, 2005 in Item 1A of S&T’s Annual Report on Form 10-K, filed with the SEC on March 1, 2006. Management believes that there have been no material changes in S&T’s risk factors since December 31, 2005.

OTHER INFORMATION - continued

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following information describes the activity that has taken place during 2006 with respect to S&T’s share repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares that can be Purchased Under the Plan
January 1, 2006 – January 31, 2006(1)(2)(3)	40,000	$36.30	40,000
February 1, 2006 – February 28, 2006	33,000	36.13	33,000
March 1, 2006 – March 31, 2006	131,000	35.88	131,000
April 1, 2006 – April 30, 2006	175,000	35.43	175,000
May 1, 2006 – May 31, 2006	225,000	35.11	225,000
June 1, 2006 – June 30, 2006	—	—	—

Total	604,000	$35.51	604,000	1,000,000

(1)	The plan was announced on December 20, 2005.
(2)	The plan was approved by the S&T Board of Directors for the repurchase of up to 1,000,000 shares.
(3)	The expiration date of the plan is December 31, 2006.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

S&T’s Annual Meeting of Stockholders was held on April 17, 2006 in Indiana, Pennsylvania. Of the 26,208,580 shares of common stock outstanding as of record date of February 27, 2006, 21,015,258 shares, or 80.2 percent of S&T’s capital stock, were present or represented by proxy at the meeting, constituting a quorum. The results of the matters submitted to the stockholders were as follows.

Elect six directors to S&T’s board of directors, each to serve for a term of three years or until a successor has been elected and qualified:

Name	Votes For	Votes Withheld	Broker Non-Votes
John J. Delaney	18,980,235	2,035,022	N/A
Michael J. Donnelly	20,229,886	785,371	N/A
Frank W. Jones	20,358,403	656,854	N/A
Christine J. Olson	20,311,730	703,527	N/A
Alan Papernick	20,230,605	784,652	N/A
Myles D. Sampson	20,430,310	584,948	N/A

Continuing Directors whose terms expire in 2007:

Thomas A. Brice, James L. Carino, Jeffrey D. Grube, Joseph A. Kirk and James C. Miller

Continuing Directors whose terms expire in 2008:

Todd D. Brice, William J. Gatti, Ruth M. Grant, Samuel Levy, James V. Milano and Charles A. Spadafora

OTHER INFORMATION

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

S&T Bancorp, Inc.
(Registrant)

Date: August 8, 2006	/s/ Robert E. Rout
Robert E. Rout Senior Executive Vice President, Chief Financial Officer and Secretary