Form 10-Q
period 2006-09-30
S&T BANCORP INC
filed 2006-11-07
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common Stock, $2.50 Par Value - 25,319,874 shares as of October 18, 2006

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)	September 30, 2006 (unaudited)	December 31, 2005 (Note A)
ASSETS

Cash and due from banks	$58,938	$56,189
Securities available for sale	419,178	481,257
Other investments	12,312	13,318
Loans held for sale	957	1,580
Portfolio loans, net of allowance for loan losses of $32,717 at September 30, 2006 and $36,572 at December 31, 2005	2,583,580	2,453,354
Premises and equipment, net	33,721	29,123
Goodwill	49,955	49,073
Other intangibles, net	5,178	5,478
Bank owned life insurance	33,944	33,107
Other assets	80,947	72,500

Total Assets	$3,278,710	$3,194,979

LIABILITIES

Deposits:
Noninterest-bearing	$429,547	$435,672
Interest-bearing	147,393	155,191
Money market	168,587	242,228
Savings	885,273	652,685
Time deposits	905,292	933,108

Total Deposits	2,536,092	2,418,884
Securities sold under repurchase agreements and federal funds purchased	102,351	137,829
Short-term borrowings	60,000	150,000
Long-term borrowings	161,217	83,776
Junior subordinated debt securities	25,000	—
Other liabilities	59,039	52,069

Total Liabilities	2,943,699	2,842,558

SHAREHOLDERS’ EQUITY

Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	—	—
Common stock ($2.50 par value) Authorized - 50,000,000 shares in 2006 and 2005 Issued - 29,714,038 shares in 2006 and 2005	74,285	74,285
Additional paid-in capital	26,596	26,120
Retained earnings	343,839	326,158
Accumulated other comprehensive income	6,971	9,172
Treasury stock (4,410,264 shares at September 30, 2006 and 3,443,308 shares at December 31, 2005, at cost)	(116,680)	(83,314)

Total Shareholders’ Equity	335,011	352,421

Total Liabilities and Shareholders’ Equity	$3,278,710	$3,194,979

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and share data in thousands, except per share data)	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$48,332	$38,832	$137,245	$109,945
Investment securities:
Taxable	3,535	3,995	11,036	12,218
Tax-exempt	675	654	2,031	1,835
Dividends	486	554	1,557	1,648

Total Interest Income	53,028	44,035	151,869	125,646

INTEREST EXPENSE
Deposits	19,268	11,768	52,924	30,813
Securities sold under repurchase agreements and federal funds purchased	1,272	1,137	3,982	2,452
Short-term borrowings	1,170	1,721	4,122	5,640
Long-term borrowings and capital securities	2,476	969	5,798	2,618

Total Interest Expense	24,186	15,595	66,826	41,523

NET INTEREST INCOME	28,842	28,440	85,043	84,123
Provision for loan losses	1,352	3,000	8,552	3,500

Net Interest Income After Provision for Loan Losses	27,490	25,440	76,491	80,623

NONINTEREST INCOME
Security gains, net	1,210	1,300	4,263	3,769
Service charges on deposit accounts	2,666	2,504	7,775	7,023
Wealth management fees	1,854	1,760	6,135	5,234
Letter of credit fees	479	430	1,740	1,551
Insurance fees	1,759	1,403	5,069	4,193
Mortgage banking	194	278	548	1,118
Other	1,759	1,732	5,209	4,796

Total Noninterest Income	9,921	9,407	30,739	27,684

NONINTEREST EXPENSE
Salaries and employee benefits	8,618	8,754	27,134	25,992
Occupancy, net	1,265	1,163	3,853	3,626
Furniture and equipment	929	729	2,390	2,495
Other taxes	647	584	2,187	1,974
Data processing	1,186	1,046	3,599	3,172
Marketing	615	571	1,859	1,742
Amortization of intangibles	81	(47)	244	134
FDIC assessment	77	71	227	220
Other	2,921	1,791	9,059	6,871

Total Noninterest Expense	16,339	14,662	50,552	46,226

Income Before Taxes	21,072	20,185	56,678	62,081
Income Taxes	6,408	5,818	16,540	18,400

Net Income	$14,664	$14,367	$40,138	$43,681

Earnings per common share:
Net Income - Basic	$0.57	$0.55	$1.55	$1.65
Net Income - Diluted	0.57	0.54	1.54	1.63
Dividends declared per common share	0.29	0.28	0.87	0.84
Average Common Shares Outstanding - Basic	25,604	26,319	25,878	26,443
Average Common Shares Outstanding - Diluted	25,754	26,618	26,078	26,737

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except per share data)	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2005		$74,285	$24,079	$297,690	$20,875	$(67,800)	$349,129

Net income for nine months ended September 30, 2005	$43,681			43,681			43,681

Other comprehensive income, net of tax expense of $4,722:
Unrealized losses on securities of ($6,229) net of reclassification adjustment for gains included in net income of $2,450	(8,769)				(8,769)		(8,769)

Comprehensive Income	$34,912

Cash dividends declared ($0.84 per share)				(22,164)			(22,164)
Treasury stock acquired (522,500 shares)						(18,297)	(18,297)
Treasury stock issued for stock options exercised (286,200 shares)			293			6,586	6,879
Recognition of restricted stock compensation expense			101				101
Tax benefit from nonstatutory stock options exercised			1,423				1,423

Balance at September 30, 2005		$74,285	$25,896	$319,207	$12,106	$(79,511)	$351,983

Balance at January 1, 2006		$74,285	$26,120	$326,158	$9,172	$(83,314)	$352,421

Net income for nine months ended September 30, 2006	$40,138			40,138			40,138

Other comprehensive income, net of tax expense of $770:
Unrealized gains on securities of $570 net of reclassification adjustment for gains included in net income of $2,771	(2,201)				(2,201)		(2,201)

Comprehensive Income	$37,937

Cash dividends declared ($0.87 per share)				(22,457)			(22,457)
Treasury stock acquired (999,000 shares)						(34,170)	(34,170)
Treasury stock issued for stock options exercised (32,044 shares)			(27)			804	777
Recognition of restricted stock compensation expense			44				44
Tax benefit from nonstatutory stock options exercised			121				121
Recognition of nonstatutory stock option compensation expense			338				338

Balance at September 30, 2006		$74,285	$26,596	$343,839	$6,971	$(116,680)	$335,011

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2006	2005
Operating Activities
Net Income	$40,138	$43,681
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,552	3,500
Provision for depreciation and amortization	2,363	2,315
Net amortization of investment security premiums	710	875
Recognition of stock-based compensation expense	553	—
Security gains, net	(4,263)	(3,769)
Deferred income taxes	514	(687)
Excess tax benefits from stock-based compensation	(80)	1,423
Mortgage loans originated for sale	(13,954)	(27,802)
Proceeds from the sale of loans	14,816	28,256
Gain on the sale of loans, net	(239)	(454)
Increase in interest receivable	(785)	(702)
(Decrease) increase in interest payable	(1,069)	587
Increase in other assets	(10,673)	(4,931)
Increase (decrease) in other liabilities	10,538	(2,983)

Net Cash Provided by Operating Activities	47,121	39,309

Investing Activities
Net (increase) decrease of interest-earning deposits with banks	(196)	99
Proceeds from maturities of securities available for sale	64,120	57,606
Proceeds from sales of securities available for sale	11,699	4,252
Purchases of securities available for sale	(12,711)	(53,959)
Net increase in loans	(138,778)	(123,667)
Purchases of premises and equipment	(6,717)	(3,418)

Net Cash Used in Investing Activities	(82,583)	(119,087)

Financing Activities
Net increase in core deposits	145,024	71,312
Net (decrease) increase in time deposits	(27,816)	59,029
Net (decrease) increase in securities sold under repurchase agreements and federal funds purchased	(35,478)	76,083
Net decrease in short-term borrowings	(90,000)	(85,000)
Proceeds from long-term borrowings	122,697	2,815
Repayments of long-term borrowings	(45,256)	(5,280)
Proceeds from junior subordinated debt securities	25,000	—
Net treasury stock activity	(33,393)	(11,418)
Cash dividends paid to shareholders	(22,647)	(21,962)
Excess tax benefits from stock-based compensation	80	—

Net Cash Provided by Financing Activities	38,211	85,579
Increase in Cash and Cash Equivalents	2,749	5,801
Cash and Cash Equivalents at Beginning of Period	56,189	47,328

Cash and Cash Equivalents at End of Period	$58,938	$53,129

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of S&T Bancorp, Inc. and subsidiaries (“S&T”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. S&T operates within one business segment, community banking, providing a full range of services to individual and corporate customers. The condensed consolidated balance sheet as of December 31, 2005, has been extracted from the audited financial statements included in S&T’s 2005 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2005.

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

NOTE B - STOCK-BASED COMPENSATION

S&T adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment” on January 1, 2006. S&T is applying the modified prospective method. SFAS No. 123(R) requires measurement of compensation expense of all stock-based awards at market value on the date of grant and recognition of compensation expense over the service period for all awards granted or not yet vested at the date of adoption. As a result of applying the provisions of SFAS No. 123(R), during the first nine months of 2006, S&T recognized compensation expense of $553,000, pretax and $359,000, net of tax. The effect of applying the provisions of SFAS No. 123(R) to both year-to-date basic earnings per share and diluted earnings per share was a decrease of $0.01.

Prior to the adoption of SFAS No. 123(R), S&T applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based awards. No compensation expense was reflected in net income. Results for prior periods have not been restated.

S&T granted nonstatutory stock options in 2006 under the S&T Bancorp, Inc. 2003 Incentive Stock Plan (the “2003 Stock Plan”) at an exercise price determined by the S&T Bancorp, Inc. Board of Directors Compensation Committee on the date of grant. S&T granted nonstatutory stock options in 2005 under the 2003 Stock Plan at an exercise price equal to the market value of S&T common stock on the date of grant. Nonstatutory stock options granted in 2006 and 2005 have a four-year vesting period and a ten-year life, with 25 percent vesting each year on January 1 of the succeeding year. There were 4,000 shares of nonstatutory stock options issued in 2006 and 202,500 shares of nonstatutory stock options issued in 2005 at a price of $37.86. The total compensation expense related to the 2006 grant will approximate $20,105, net of tax over the next 3.25 years. The total compensation expense related to the 2005 grant will approximate $929,748 net of tax over the next 3.25 years.

During the first nine months of 2006, total proceeds from the 32,000 shares of nonstatutory stock options exercised totaled $775,615 and resulted in a tax benefit of $121,475. During the first nine months of 2005, total proceeds for the 286,200 shares exercised totaled $6,876,892 and resulted in a tax benefit of $1,423,509.

On June 20, 2005, the Board of Directors approved the accelerated vesting of the December 20, 2004 stock options awarded to eligible participants under the 2003 Stock Plan, which have an exercise price of $37.08. As a result of the acceleration, unvested options granted in 2004 to acquire approximately 381,000 shares of S&T’s common stock, which otherwise 50 percent would have vested on January 1, 2006 and the remaining shares on January 1, 2007, became immediately exercisable. The options were not “in the money” (i.e., the exercise price of the options were in excess of the price of S&T’s stock) at the time of acceleration.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is activity for nonstatutory stock options at September 30:

	2006
(dollars in thousands, except share data)	Number of Shares	Weighted Average Option Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,775,762	$29.05
Granted	4,000	37.86
Exercised	(32,000)	24.24
Forfeited	(5,500)	34.54

Outstanding at September 30, 2006	1,742,262	29.14	$5,859

Exercisable at September 30, 2006	1,535,762	$27.96	$6,966

The following table summarizes the total shares outstanding and the range and weighted average of exercise prices and remaining contractual lives at September 30:

	2006
	Shares Outstanding	Exercise Price	Contractual Remaining Life (Years)
1996	15,500	$15.44	—
1997	111,962	20.38	1
1998	160,900	27.75	2
1999	128,100	22.88	3
2000	147,500	19.81	4
2001	217,800	24.40	5
2002	106,850	26.60	6
2003	287,350	29.97	7
2004	359,800	37.08	8
2005	202,500	37.86	9
2006	4,000	37.86	10

Total	1,742,262	$29.14	5.68

S&T also maintains a Cash Appreciation Rights (CARs) plan under which CARs are granted. CARs are rights to appreciation of the market value of S&T’s common stock over the exercise price as of the date of grant. The CARs are settled in cash. CARs granted in 2005 have a four-year vesting period and a ten-year life, with 25 percent vesting each year on January 1 of the succeeding year. There were CARs with respect to 206,900 shares of S&T common stock issued in 2005 at a price of $37.86. During the first nine months of 2006, CARs with respect to 5,700 shares have been forfeited. The total compensation expense related to the 2005 grant will approximate $605,000, net of tax over the next 3.25 years.

S&T’s CARs are treated as liability instruments under SFAS No. 123(R). The current market value must be determined at each reporting date. The Black-Scholes option valuation model was used to determine the market value of the CARs as of September 30, 2006. The assumptions used to value the CARs are as follows: a risk-free interest rate of 4.55 percent; a dividend yield of 3.33 percent; volatility of the expected market price of S&T’s common stock of .26; and a weighted-average expected life of 6.21 years.

As of December 31, 2005, there were 17,800 shares of unvested restricted stock awards granted related to a previous grant. There were no restricted stock awards granted in 2006 and 2005. These shares vest 25 percent per year with the first vesting, which occurred on January 1, 2004. During the restricted period, the recipient receives dividends and can vote the shares. Generally, if the recipient leaves S&T before the end of the restricted period, the shares will be forfeited. Compensation expense for the restricted stock is ratably recognized over the period of service, generally the restricted period, based on the market value of the stock on the date of grant. As of September 30, 2006 there were 8,900 shares of restricted stock remaining to vest on January 1, 2007.

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

(dollars in thousands, except per share data)	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net Income	$14,367	$43,681

Deduct: Stock-based employee compensation cost determined if the market value method had been applied to all awards, net of tax	(83)	(2,094)

Proforma Net Income	$14,284	$41,587

Basic Earnings per Share
As reported	$0.55	$1.65
Proforma	0.54	1.57
Diluted Earnings per Share
As reported	$0.54	$1.63
Proforma	0.54	1.56

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” This interpretation clarifies the application of SFAS No. 109 by defining a recognition threshold and measurement criterion that an individual tax position must meet for any part of the benefit of that tax position to be recognized in a company’s financial statements. This interpretation is effective for fiscal year that begins after December 15, 2006. S&T is in the process of determining the impact on S&T’s financial position and results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 15, 2006, the FASB issued, SFAS No. 157, “Fair Value Measurements.” This standard provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. S&T is in the process of determining the impact on S&T’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires companies to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This Statement is effective for S&T as of the first fiscal year that begins after December 15, 2006. S&T is in the process of determining the impact on S&T’s financial position and results of operations.

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

NOTE E - EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T’s defined benefit plan:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2006	2005	2006	2005
Service cost - benefits earned during the period	$514	$434	$1,475	$1,291
Interest cost on projected benefit obligation	699	658	2,064	1,926
Expected return on plan assets	(1,064)	(854)	(3,070)	(2,582)
Net amortization and deferral	23	18	162	26

Net Periodic Pension Expense	$172	$256	$631	$661

S&T previously disclosed in its financial statements for the year ended December 31, 2005, that S&T contributed $7.2 million to its pension plan in December 2005 for 2006. No further contributions are expected to be made during 2006.

NOTE F - SECURITIES

The amortized cost and market value of securities are as follows:

September 30, 2006

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. government corporations and agencies	$183,463	$23	$(3,496)	$179,990
Collateralized mortgage obligations of U.S. government corporations and agencies	62,904	—	(1,028)	61,876
Mortgage-backed securities	34,144	10	(1,095)	33,059
U.S. treasury securities	498	—	—	498
Obligations of state and political subdivisions	82,732	34	(1,151)	81,615

Debt Securities Available for Sale	363,741	67	(6,770)	357,038
Marketable equity securities	39,169	16,773	(127)	55,815
Other securities	6,325	—	—	6,325

Total Securities Available for Sale	$409,235	$16,840	$(6,897)	$419,178

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

During the first nine months of 2006, S&T recognized an other-than-temporary impairment totaling $0.3 million on two equity securities. The other-than-temporary impairment was charged to earnings as a reduction to security gains. For debt securities available for sale, S&T does not believe any other individual unrealized loss as of September 30, 2006 and December 31, 2005 represent an other-than-temporary impairment. S&T performs a review on the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. S&T management considers the length of time and the extent to which the market value has been less than cost and the financial condition of the issuer. The unrealized losses on 181 debt securities at September 30, 2006 are attributable to changes in interest rates. The unrealized losses on six marketable equity securities at September 30, 2006 are attributable to temporary declines in market value. S&T has both the intent and the ability to hold the debt securities contained in the previous table for a time necessary to recover the amortized cost or until maturity.

There were $4,819,000 and $4,098,000 in gross realized gains and $556,000 and $329,000 in gross realized losses for the nine months ending September 30, 2006 and 2005, respectively, relative to securities available for sale. $0.3 million of realized losses during the first nine months of 2006 were attributable to a strategic initiative for reducing non-strategic equity holdings. S&T recognized an other-than-temporary impairment totaling $0.3 million on two equity securities during the first nine months of 2006 and $0.3 million on one equity security during the first nine months of 2005.

The following tables present the age of gross unrealized losses and market value by investment category:

September 30, 2006

	Less Than 12 months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$4,939	$(58)	$170,085	$(3,438)	$175,024	$(3,496)
Collateralized mortgage obligations of U.S. government corporations and agencies	19,393	(109)	42,483	(919)	61,876	(1,028)
Mortgage-backed securities	6,346	(87)	25,290	(1,008)	31,636	(1,095)
Obligations of states and political subdivisions	14,492	(54)	61,367	(1,097)	75,859	(1,151)

Debt Securities Available for Sale	45,170	(308)	299,225	(6,462)	344,395	(6,770)
Marketable equity securities	1,450	(127)	—	—	1,450	(127)

Total	$46,620	$(435)	$299,225	$(6,462)	$345,845	$(6,897)

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

	Less Than 12 months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$142,892	$(2,553)	$32,825	$(1,134)	$175,717	$(3,687)
Collateralized mortgage obligations of U.S. government corporations and agencies	58,696	(847)	—	—	58,696	(847)
Mortgage-backed securities	21,450	(360)	14,466	(591)	35,916	(951)
Obligations of states and political subdivisions	58,898	(753)	14,412	(472)	73,310	(1,225)

Debt Securities Available for Sale	281,936	(4,513)	61,703	(2,197)	343,639	(6,710)
Marketable equity securities	5,909	(391)	—	—	5,909	(391)

Total	$287,845	$(4,904)	$61,703	$(2,197)	$349,548	$(7,101)

The amortized cost and market value of debt securities at September 30, 2006, by expected maturity, are as set forth below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based upon the current estimated prepayment rates. The mortgage-backed securities may mature earlier or later than their weighted-average estimated maturities because of principal repayment optionality.

Available for Sale (dollars in thousands)	Amortized Cost	Estimated Market Value
Due in one year or less	$46,999	$46,419
Due after one year through five years	262,882	257,868
Due after five years through ten years	50,691	49,663
Due after ten years	3,169	3,088

Total Debt Securities Available for Sale	$363,741	$357,038

At September 30, 2006 and December 31, 2005, investment securities with a principal amount of $302,852,000 and $274,399,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTE G - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

(dollars in thousands)	September 30, 2006	December 31, 2005
Real estate - construction	$335,501	$332,930
Real estate - mortgages:
Residential	555,280	523,745
Commercial	979,668	920,349
Commercial and industrial	673,910	644,686
Consumer installment	71,938	68,216

Gross Portfolio Loans	2,616,297	2,489,926
Allowance for loan losses	(32,717)	(36,572)

Total Portfolio Loans	2,583,580	2,453,354
Loans held for sale	957	1,580

Total Loans	$2,584,537	$2,454,934

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for loan losses for the nine months ended September 30, were as follows:

(dollars in thousands)	2006	2005
Balance at beginning of period	$36,572	$34,262
Charge-offs	(13,459)	(2,758)
Recoveries	1,052	2,058

Net charge-offs	(12,407)	(700)
Provision for loan losses	8,552	3,500
Reclassification of allowance for loan losses on unfunded loan commitments (1)	—	(969)

Balance at end of period	$32,717	$36,093

(1)	During the second quarter of 2005, S&T reclassified $969,000 of its allowance for loan losses to a separate allowance for probable credit losses inherent in unfunded loan commitments. Net income and prior period balances were not affected by this reclassification. The separate allowance is included in other liabilities.

The principal balances of loans on nonaccrual status were $15,058,000 and $11,166,000 at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, there were no commitments to lend additional funds on nonaccrual loans. Other real estate owned which is included in other assets, was $2,633,000 at September 30, 2006 and $3,712,000 at December 30, 2005.

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans as of September 30, 2006 and December 31, 2005.

(dollars in thousands)	September 30, 2006	December 31, 2005
Recorded investment in loans considered to be impaired	$23,995	$29,745
Recorded investment in impaired loans with no related allowance for loan losses	19,849	7,741
Loans considered to be impaired that were on a nonaccrual basis	8,394	5,507
Allowance for loan losses related to loans considered to be impaired	2,721	9,937
Average recorded investment in impaired loans	32,325	16,325
Year-to-date interest income per contractual terms on impaired loans	2,036	2,115
Year-to-date interest income on impaired loans recognized on a cash basis	1,398	1,854

NOTE H - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T’s financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement. S&T’s exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $688,833,000, unfunded other loan commitments totaled $156,764,000 and obligations under standby letters of credit totaled $219,181,000 at September 30, 2006.

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

Business Summary

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania and with assets of $3.3 billion at September 30, 2006. S&T provides a full range of financial services through a branch network of 49 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate services and other fiduciary services. S&T’s common stock trades on the Nasdaq Global Select Market under the symbol “STBA”.

Financial Condition

Total assets averaged $3.3 billion in the first nine months of 2006 as compared to $3.1 billion for the 2005 full year average. Average loans increased $206.9 million and average securities, other investments and federal funds sold decreased $42.3 million in the first nine months of 2006 compared to the 2005 full year average. Average deposits increased $238.3 million and average borrowings decreased $50.1 million during the nine months ended September 30, 2006 as compared to the 2005 full year average.

Average Balance Sheet and Net Interest Income Analysis

	Nine Months Ended September 30, 2006			Twelve Months Ended December 31, 2005
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,577.8	$138.8	7.20%	$2,370.9	$153.2	6.46%
Securities/Other (1)	469.4	16.4	4.66%	511.7	23.0	4.49%

Total interest-earning assets	3,047.2	155.2	6.81%	2,882.6	176.2	6.11%
Noninterest-earning assets	211.3			190.7

TOTAL	$3,258.5			$3,073.3

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,148.8	$26.2	3.05%	$941.0	$15.1	1.60%
Time deposits	909.2	26.7	3.92%	889.3	29.7	3.34%
Borrowed funds < 1 year	230.4	8.1	4.70%	354.3	11.1	3.12%
Borrowed funds > 1 year	152.2	5.8	5.09%	78.4	3.6	4.61%

Total interest-bearing liabilities	2,440.6	66.8	3.66%	2,263.0	59.5	2.63%
Noninterest-bearing liabilities:
Demand deposits	421.8			411.2
Shareholders’ equity/Other	396.1			399.1

TOTAL	$3,258.5			$3,073.3

Net yield on interest-earning assets			3.88%			4.05%

Net Interest Income		$88.4			$116.7

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Lending Activity

Average loans increased $206.9 million to $2.6 billion during the nine months ended September 30, 2006 compared to the 2005 full year average. Changes in the composition of the average loan portfolio during the first nine months of 2006 included increases of $37.6 million of commercial loans, $122.1 million of commercial real estate loans, $47.0 million of residential mortgages and a slight increase in installment loans of $0.2 million.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Real estate construction and commercial loans, including mortgage and industrial, comprised 76 percent of the average loan portfolio for the nine months ended September 30, 2006 and the 2005 full year average. Although commercial loans can be an area of higher risk, management believes these risks are mitigated by limiting concentrations and a rigorous underwriting review by loan administration. Variable-rate commercial loans were 51 percent of the commercial loan portfolio at September 30, 2006 and 55 percent at December 31, 2005.

Residential mortgage loans comprised 21 percent of the average loan portfolio for the nine months ended September 30, 2006, which was unchanged when compared to the 2005 full year average. Residential mortgage lending continues to be a strategic focus in 2006 through our centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and a loan to value ratio of 80 percent or less. For those residential mortgage loans with a loan to value ratio between 80 and 100 percent, private mortgage insurance or a home equity term loan to credit worthy borrowers is required. At September 30, 2006, 10 percent of the residential mortgage portfolio consisted of adjustable rate mortgages with repricing terms of one, three and five years as compared to 13 percent at December 31, 2005.

S&T periodically sells longer-term, lower-yielding 1-4 family mortgages to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, to generate fee revenue from servicing, and still maintain the primary customer relationship. During the first nine months of 2006, S&T sold $14.6 million of 1-4 family mortgages to Fannie Mae compared to $27.8 million during the first nine months of 2005. S&T will continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Consumer installment loans comprised 3 percent of the average loan portfolio for the nine months ended September 30, 2006 and for the 2005 full year average as well. The average balance of consumer installment loans for the nine months ended September 30, 2006 was $68.9 million compared to $68.7 million for the 2005 full year average.

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

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Securities Activity

Average securities, other investments and federal funds sold decreased by $42.3 million in the first nine months of 2006 compared to the 2005 full year average. The decrease in securities is partially attributable to an S&T Asset Liability Committee (“ALCO”) strategy to reduce balances in both securities and borrowings to mitigate the interest rate risk of a flat or inverted yield curve. The average decreases are comprised of $18.7 million in U.S. government agency securities, $7.0 million in other securities, $2.8 million of U.S. treasury securities, $6.3 million in mortgage-backed securities and $6.9 million in corporate stocks. Average other investments decreased $2.3 million in the first nine months of 2006 compared to the 2005 full year average and are comprised of FHLB capital stock that is a membership and borrowing requirement and is recorded at historical cost. The amount of S&T’s investment in FHLB stock depends upon S&T’s borrowing availability and level from the FHLB. Average federal funds sold decreased $2.8 million in the first nine months of 2006 compared to the 2005 full year average. Offsetting these decreases is an average increase of $4.5 million of investments in securities of states and political subdivisions. At September 30, 2006, the equity securities portfolio had net unrealized gains of $16.6 million and $19.7 million at December 31, 2005. The equity securities portfolio consists of securities traded on the various stock markets and are subject to changes in market value.

S&T’s policy for security classification includes U.S. treasuries, U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate securities and marketable equity securities as available for sale. On a quarterly basis, management evaluates the security portfolios for other-than-temporary declines in market value in accordance with FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. During the first nine months of 2006, there were $0.3 million of unrealized losses taken for an other-than-temporary impairment on two equity investment securities. The performance of the equities and debt securities markets could generate further impairment in future periods. At September 30, 2006 unrealized gains, net of unrealized losses, for securities classified as available for sale were $9.9 million and $13.5 million at December 31, 2005. Gross unrealized losses related to S&T’s debt securities portfolio totaled $6.8 million at September 30, 2006 and $6.7 million at December 31, 2005. S&T has the intent and ability to hold these debt securities until maturity or until market value recovers above cost.

Allowance for Loan Losses

The balance in the allowance for loan losses was $32.7 million or 1.25 percent of total loans at September 30, 2006 as compared to $36.6 million or 1.47 percent of total loans at December 31, 2005. The decrease in the allowance for loan losses was primarily attributable to a charge-off of $7.2 million in the third quarter of 2006 for a commercial credit. The credit was classified as nonperforming in the second quarter of 2006 and assigned a specific reserve of $7.1 million in the second quarter of 2006. During the second quarter 2005, S&T split its allowance for credit losses into an allowance for loan losses and an allowance for lending-related commitments such as unfunded commercial real estate and commercial & industrial loan commitments. This resulted in a decrease in the allowance for loan losses of $1.0 million and a reduction in the allowance for loan losses to total loans from 1.44 percent to 1.40 percent at June 30, 2005. The balance in the allowance for lending-related commitments is $1.0 million at September 30, 2006.

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

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Significant to this analysis and assessment is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to the continuing loan growth these new loans are not seasoned and may be vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the allowance for loan losses. During the first nine months of 2006, the risk rating profile of the portfolio was impacted by four commercial loans. These loan relationships totaled $9.1 million residual balance and we believe the problem loans have been adequately reserved at September 30, 2006 and that the total allowance for loan losses is adequate to absorb probable loan losses as determined by the quarterly impairment analysis and risk-rating processes. The remaining risk rating profile of the portfolio has shown overall improvement absent the aforementioned loan relationships.

Net loan charge-offs totaled $12.4 million in the first nine months of 2006 and $0.7 million in the first nine months of 2005. Net loan charge-offs increased during the first nine months of 2006 due to three commercial loan relationships that were charged-off during the period. The first relationship is a commercial construction company, previously classified as nonaccrual, was assigned a specific reserve of $7.1 million in the second quarter of 2006 and was charged-down by $7.2 million during the third quarter of 2006. The company continues to operate, but has experienced significant cash flow problems. The company has restricted ability to obtain new contracts and may be at-risk to continue as a going concern. The remaining $6.0 million loan balance on this relationship is believed to be adequately collateralized which includes receivables, equipment and personal guarantees. S&T increased the specific reserve on this credit from $5.1 million to $7.1 million during the second quarter of 2006. The second relationship is a $4.6 million mixed-use, commercial real estate loan participation with another financial institution, previously classified as nonaccrual, which was charged-down by $2.7 million during the second quarter of 2006. The commercial real estate company filed a voluntary chapter eleven-bankruptcy petition during the second quarter of 2006. The remaining $1.9 million exposure is the estimated fair market value S&T is expected to receive in sale proceeds based upon our percentage participation in the loan. The third relationship is a wholesale distributor that filed a voluntary chapter eleven-bankruptcy petition during the second quarter of 2006 and was previously classified as nonaccrual. A charge-off of $1.5 million was recorded during the second quarter of 2006 for this loan. No further exposure remains for this credit and future collateral recovery is expected to be insignificant.

The balance of nonperforming loans, which included nonaccrual loans past due 90 days or more, at September 30, 2006 was $15.1 million or 0.58 percent of total loans. This compares to nonperforming loans of $11.2 million or 0.45 percent of total loans at December 31, 2005. Nonperforming assets totaled $17.7 million or 0.54 percent of total assets at September 30, 2006 as compared to $14.9 million or 0.47 percent at December 31, 2005. The most significant credit in nonaccrual status at September 30, 2006 is a $6.0 million residual balance of the aforementioned commercial construction company. The construction company continues to operate but has experienced cash flow problems. As a result, S&T’s collateral position, which includes receivables, equipment and personal guarantees, has been impaired. Also affecting nonperforming assets is a $2.2 million residential development property acquired through foreclosure during the fourth quarter of 2005. The property was previously under a sales contract for $2.4 million, but the potential buyers chose not to complete the terms of the sales contract during the second quarter of 2006. S&T continues to market the property, but charged-down the book value to $1.5 million, a $0.7 million reduction, based upon current market and property conditions. During the third quarter of 2006, S&T entered into a sales contract for $1.6 million and expects to finalize the transaction in the fourth quarter of 2006.

The provision for loan losses was $8.6 million for the first nine months of 2006, as compared to $3.5 million for the same period of 2005. The provision was the result of management’s detailed third quarter analysis of the adequacy of the allowance for loan losses and is consistent with the significant increase in nonperforming loans that occurred as result of the aforementioned loan relationships.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Deposits

Average total deposits increased by $238.3 million, or 11 percent, during the nine months ended September 30, 2006 as compared to the 2005 full year average. Changes in the average deposit mix include increases of $306.1 million in savings accounts, $19.9 million in certificates of deposit and an increase in demand deposits of $10.6 million. Offsetting these increases are decreases of $84.4 million in money market accounts and $13.9 million in NOW accounts. The increase in savings accounts is primarily attributable to the success of the Green Plan savings account, which has grown to $667.3 million at September 30, 2006 as compared to $494.7 million at December 31, 2005. The Green Plan account is indexed to the Federal Reserve Fed Funds Target Rate. During the first quarter of 2006, S&T introduced another high yield savings account to replace the Green Plan account called the Plan B account. After the introduction of the Plan B account no further Green Plan accounts will be opened. Plan B accounts are non-indexed and are expected to allow S&T to continue core deposit growth that better compliments shifting interest rate sensitivity. At September 30, 2006, the Plan B savings accounts outstanding balances were $79.2 million. Core deposit growth has been an important strategic initiative for S&T, through the expansion of retail facilities, providing cash management services to commercial customers and the ongoing enhancements to deposit products and delivery services such as electronic banking.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Time deposits of $100,000 and over were 10 percent of total deposits at September 30, 2006 compared to 9 percent of total deposits at December 31, 2005, and primarily represent deposit relationships with local customers in our market area. Periodically, S&T enters into brokered certificates of deposit with outside brokerage firms. Brokered certificates of deposit totaled $10.5 million at September 30, 2006 as compared to $57.2 million at December 31, 2005.

Borrowings

Average borrowings decreased $50.1 million for the first nine months of 2006 compared to the 2005 full year average as a result of increased deposit growth and lower levels of investment securities. Borrowings are comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings and junior subordinated debt securities. S&T defines repurchase agreements with its local retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

The average balance in retail REPOs increased approximately $1.9 million for the first nine months of 2006 compared to the 2005 full year average. S&T views retail REPOs as a relatively stable source of funds because most of these accounts are with local long-term customers. Average federal funds purchased increased by $2.6 million and average wholesale REPOs and FHLB advances decreased by $128.4 million for the first nine months of 2006 compared to the full year 2005 average.

Average long-term borrowings have increased by $73.8 million in the first nine months of 2006 as compared to the full year 2005 average. S&T had average long-term borrowings outstanding of $152.2 million during the nine months ended September 30, 2006. During the third quarter of 2006, S&T Bank issued $25 million of junior subordinated debt securities in a pooled transaction at a rate of 6.78 percent. The increase in long-term borrowings is part of an ALCO strategy to limit interest rate risk as customer preferences have shifted to short-term and variable rate deposits, and to take advantage of lower cost funds through the FHLB’s Community Investment Program.

Capital Resources

Shareholders’ equity decreased $17.4 million at September 30, 2006, compared to December 31, 2005. Net income was $40.1 million and dividends paid to shareholders were $22.6 million for the nine months ended September 30, 2006. Also affecting capital is a decrease of $2.2 million in unrealized gains on securities available for sale, stock buybacks of 999,000 shares during the first nine months of 2006 at an average cost of $34.20 per share and the issuance of 32,044 shares through the exercise of employee and director stock options. On October 16, 2006, the S&T Bancorp, Inc. Board of Directors authorized a new stock buyback program until September 30, 2007 of an additional one million shares.

S&T paid 56 percent of net income in dividends, equating to a projected annual dividend yield of approximately 3.5 percent utilizing the September 30, 2006 closing market price of $32.50. The book value of S&T’s common stock was $13.24 at September 30, 2006 and $13.41 at December 31, 2005.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

S&T continues to maintain a strong capital position with a leverage ratio of 8.6 percent as compared to the minimum regulatory guideline of 3.0 percent. S&T’s risk-based capital Tier I and Total ratios were 9.7 percent and 11.9 percent, respectively, at September 30, 2006. These ratios place S&T above the Federal Reserve Board’s risk-based capital guidelines of 4.0 percent and 8.0 percent for Tier I and Total, respectively.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (“SEC”) for the issuance of up to $150.0 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T can use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2006, S&T had not utilized the shelf registration statement.

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

S&T believes the presentation of net interest income on a fully tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the consolidated statements of income is reconciled to net interest income adjusted to a fully tax-equivalent basis on page 20 and 23.

Operating revenue is the sum of net interest income and noninterest income less security gains. In order to understand the significance of net interest income to S&T’s business and operating results, S&T management believes it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

RESULTS OF OPERATIONS

Nine months ended September 30, 2006 compared to

Nine months ended September 30, 2005

Net Income

Net income was $40.1 million or $1.54 diluted earnings per share for the first nine months of 2006 as compared to $43.7 million or $1.63 diluted earnings per share for the same period of 2005. The decrease during the first nine months of 2006 was primarily the result of a $5.1 million increase to the provision for loan losses related primarily to the deterioration in the credit quality of three commercial loan relationships and the $0.9 million of charge-downs for properties previously acquired through foreclosure.

Net Interest Income

Net interest income on a fully taxable equivalent basis was $88.4 million, a $1.3 million or one percent increase for the first nine months of 2006 as compared $87.1 million for the same period of 2005. The modest increase in net interest income is a result of a $186.7 million increase in average interest-earning assets, partially offset by a compressed net interest margin. The net interest margin on a fully taxable equivalent basis was 3.88 percent in the first nine months of 2006 as compared to the 4.07 percent in the same period of 2005. The decrease in the net yield on earning assets is primarily attributable to the effect of rising short-term interest rates in combination with a flat and an inverted yield curve during the period. S&T’s balance sheet is liability sensitive, with funding costs rising faster than asset yields in today’s interest rate environment.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

For the first nine months of 2006, average loans increased $234.4 million, and average securities and federal funds sold decreased $47.7 million as compared to the same period of 2005. The yields on average loans increased by 85 basis points from the comparable period in 2005 and the yield on average securities increased by 18 basis points.

For the first nine months of 2006, balances of average interest-bearing deposits increased by $262.7 million as compared to the same period of 2005. The cost of interest-bearing deposits totaled 3.43 percent, an increase of 114 basis points from the comparable period in 2005 due to increased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds increased 165 basis points to 4.86 percent as a result of higher short-term rates.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 76 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in the first six months of 2006 and 78 percent in the same period of 2005. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented within prescribed ALCO risk parameters that enabled us to maintain a net interest margin consistent with historical levels.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Nine Months Ended September 30,
(dollars in thousands)	2006	2005
Interest income per consolidated statements of income	$151,869	$125,646
Adjustment to fully taxable equivalent basis	3,331	3,002

Interest income adjusted to fully taxable equivalent basis	155,200	128,648
Interest expense	66,826	41,523

Net interest income adjusted to fully taxable equivalent basis	$88,374	$87,125

Average Balance Sheet and Net Interest Income Analysis

	Nine Months Ended September 30,
	2006			2005
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,577.8	$138.8	7.20%	$2,343.4	$111.3	6.35%
Securities/Other (1)	469.4	16.4	4.66%	517.1	17.3	4.48%

Total interest-earning assets	3,047.2	155.2	6.81%	2,860.5	128.6	6.01%
Noninterest-earning assets	211.3			189.8

TOTAL	$3,258.5			$3,050.3

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,148.8	$26.2	3.05%	$918.4	$9.5	1.39%
Time deposits	909.2	26.7	3.92%	876.9	21.3	3.24%
Borrowed funds < 1 year	230.4	8.1	4.70%	369.4	8.1	2.93%
Borrowed funds > 1 year	152.2	5.8	5.09%	76.6	2.6	4.57%

Total interest-bearing liabilities	2,440.6	66.8	3.66%	2,241.3	41.5	2.48%
Noninterest-bearing liabilities:
Demand deposits	421.8			410.0
Shareholders’ equity/Other	396.1			399.0

TOTAL	$3,258.5			$3,050.3

Net yield on interest-earning assets			3.88%			4.07%

Net interest income		$88.4			$87.1

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Nine Months Ended September 30, 2006 Compared to September 30, 2005 Increase (Decrease) Due to (1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans(2)	$11,059	$16,450	$27,509
Securities/Other(2)	(1,597)	640	(957)

Total interest-earning assets	9,462	17,090	26,552

Interest paid on:
NOW/money market/savings	$2,395	$14,305	$16,700
Time deposits	784	4,630	5,414
Borrowed funds < 1 year	(3,046)	3,055	9
Borrowed funds > 1 year	2,584	596	3,180

Total interest-bearing liabilities	2,717	22,586	25,303

Change in net interest income	$6,745	$(5,496)	$1,249

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2006 and 2005.

Provision for Loan Losses

The provision for loan losses was $8.6 million for the first nine months of 2006 and $3.5 million for the same period of 2005. The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes in the risk ratings within allowance for loan loss model are consistent with the decline in asset quality, which includes a significant increase in net charge-offs and nonperforming loans that occurred as a result of the aforementioned commercial loan relationships.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. Also affecting the amount of the allowance for loan losses, and resulting provision is loan growth and portfolio composition. Most of the loan growth during the first nine months of 2006 and 2005 is attributable to larger-sized commercial loans. Net charged-off loans were $12.4 million and $0.7 million for the first nine months of 2006 and 2005, respectively. The most significant charge-offs for the first nine months of 2006 were the aforementioned $7.2 million construction company, $2.7 million for a commercial real estate loan participation loan and $1.5 million for a wholesale distributor, all of which were previously considered in the analysis for the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income, excluding security gains, increased $2.6 million or 11 percent, to $26.5 million in the first nine months of 2006 as compared to 2005. Increases included $0.9 million in wealth management fees, $0.8 million in service charges on deposit accounts and $0.9 million in insurance commissions. The increase in wealth management fees is primarily attributable to a $0.4 million increase relative to a change in accrual methodologies for revenue recognition as well as increased new business. The increase of $0.8 million in service charges on deposit accounts is primarily a result of management’s continued effort to implement reasonable fees for services performed and to manage closely the collection of these fees, as well as to expand new cash management relationships. Changes in pricing and processes for assessing fees for insufficient funds resulted in a $0.9 million increase during the first nine months of 2006 as compared to the same period of 2005. The increase of $0.9 million in insurance commissions is attributable to stronger overall sales volume and the acquisition of the Holsinger Insurance Agency during the first quarter of 2006.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

S&T recognized $4.3 million of net gains on available for sale securities in the first nine months of 2006 as compared to $3.8 million in the same period of 2005. Included in the investment security gains for the first nine months of 2006 is a $0.1 million gain recognized from the fair market value adjustment on two bank equity holdings as a result of mergers and $0.3 million of unrealized losses taken for an other-than-temporary impairment on two equity investment securities. The increase in realized equity security gains is primarily the result of more market opportunities this period as compared to the same period last year as well as a strategic initiative for reducing non-strategic equity holdings.

Noninterest Expense

Noninterest expense increased by $4.3 million or 9 percent during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Salaries and employee benefit expense increased $1.2 million or 4 percent primarily attributable to the effects of normal merit increases, the addition of 19 full-time equivalent staff to implement new strategic initiatives and to staff new retail facilities and $0.6 million in compensation expense as a result of applying the provisions of SFAS No. 123 (R). Average full-time equivalent staff was 804 at September 30, 2006 compared to 785 at September 30, 2005. Occupancy, furniture and equipment expense increased slightly by $0.1 million during the first nine months of 2006 as compared to the same period 2005. Data processing expense increased $0.4 million or 13 percent as compared to the same period in 2005 as result of new and expanded product offerings. Other noninterest expense increased $2.6 million or 25 percent during the first nine months of 2006 as compared to the same period of 2005. The major components of the increase is attributable to a $0.5 million donation made to the S&T Charitable Foundation, a $0.9 million of charge-downs for properties acquired through foreclosure to current market and property conditions, $0.4 million of revenue received in 2005 for a historical rehabilitation tax credit partnership, $0.2 million of increased legal expenses, a $0.1 million sales and use tax refund received in 2005 and a $0.4 million increase in the reserve for unfunded loan commitments.

S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 44 percent for the nine months ended September 30, 2006 and 42 percent for the same period of 2005.

Federal Income Taxes

Federal income tax expense decreased $1.9 million in the first nine months of 2006 as compared to the first nine months of 2005 due to a decrease in pre-tax income. The effective tax rate for the first nine months of 2006 and 2005 was 29 percent and 30 percent, respectively, which is below the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects.

Three months ended September 30, 2006 compared to

Three months ended September 30, 2005

Net Income

Net income was $14.7 million or $0.57 per diluted earnings per share in the third quarter of 2006 compared to $14.4 million or $0.54 per diluted earnings per share for the same period of 2005. Net income increased 2 percent while diluted earnings per share increased 6 percent. The net income increase during the third quarter of 2006 was primarily the result of increases in net interest income, noninterest income, lower provision for loan losses, offset by increases in noninterest expense. The percent increase in earnings per share is higher than the percent increase in net income due to the accretive affects of stock buyback activities.

Net Interest Income

Net interest income on a fully taxable equivalent basis was $30.0 million, an increase of $0.5 million or 2 percent in the third quarter of 2006, compared to the same period of 2005. The net yield on interest-earning assets decreased to 3.87 percent in the third quarter of 2006 as compared to 4.03 percent in the third quarter of 2005. The decrease in net yield on earning assets is primarily attributable to the effect of rising short-term interest rates in combination with a flat and an inverted yield curve during the period. S&T’s balance sheet is liability sensitive, with funding costs rising faster than asset yields in today’s interest rate environment.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

In the third quarter of 2006, average loans increased $235.9 million, and average securities, other investments and average federal funds sold decreased $62.5 million as compared to the third quarter of 2006. The yields on average loans increased by 86 basis points from the comparable period in 2005 and the yield on average securities increased by 17 basis points from the three months ended September 30, 2005.

In the third quarter of 2006, balances of average interest-bearing deposits increased by $228.4 million as compared to the same period of 2005. The cost of interest-bearing deposits totaled 3.67 percent, an increase of 115 basis points from the comparable period in 2005 due to increased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds increased 158 basis points to 5.19 percent.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 77 percent of operating revenue, (net interest income plus noninterest income, excluding security gains) in the third quarter of 2006 and 78 percent in the same period of 2005. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented within prescribed ALCO risk parameters that enabled us to maintain a net interest margin consistent with historical levels.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully taxable equivalent basis:

	Three Months Ended September 30,
(dollars in thousands)	2006	2005
Interest income per consolidated statements of income	$53,028	$44,035
Adjustment to fully taxable equivalent basis	1,146	1,024

Interest income adjusted to a fully taxable equivalent basis	54,174	45,059
Interest expense	24,186	15,595

Net interest income adjusted to a fully taxable equivalent basis	$29,988	$29,464

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Average Balance Sheet and Net Interest Income Analysis

	Three Months Ended September 30,
	2006			2005
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,617.5	$48.9	7.41%	$2,381.6	$39.3	6.55%
Securities/Other (1)	453.1	5.3	4.61%	515.6	5.8	4.44%

Total interest-earning assets	3,070.6	54.2	7.00%	2,897.2	45.1	6.17%
Noninterest-earning assets	215.2			193.3

Total	$3,285.8			$3,090.5

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,203.7	10.1	3.34%	$955.2	$4.1	1.70%
Time deposits	880.1	9.1	4.12%	900.2	7.7	3.38%
Borrowed funds < 1 year	190.8	2.5	5.08%	338.8	2.8	3.35%
Borrowed funds > 1 year	185.5	2.5	5.30%	82.2	1.0	4.68%

Total interest-bearing liabilities	2,460.1	24.2	3.90%	2,276.4	15.6	2.72%
Noninterest-bearing liabilities:
Demand deposits	435.0			413.7
Shareholders’ equity/Other	390.7			400.4

Total	$3,285.8			$3,090.5

Net yield on interest-earning assets			3.87%			4.03%

Net interest income		$30.0			$29.5

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2006 Compared to September 30, 2005 Increase (Decrease) Due to (1)
(dollars in thousands )	Volume	Rate	Net
Interest earned on:
Loans(2)	$3,872	$5,747	$9,619
Securities/Other(2)	(699)	195	(504)

Total interest-earning assets	3,173	5,942	9,115

Interest paid on:
NOW/money market/savings	$1,067	$4,959	$6,026
Time deposits	(171)	1,644	1,473
Borrowed funds < 1 year	(1,249)	833	(416)
Borrowed funds > 1 year	1,219	289	1,508

Total interest-bearing liabilities	866	7,725	8,591

Change in net interest income	$2,307	$(1,783)	$524

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2006 and 2005.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Provision for Loan Losses

The provision for loan losses was $1.4 million for the third quarter of 2006 and $3.0 million for the third quarter of 2005. The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the model used to determine the adequacy of the allowance for loan losses. Changes in the risk ratings within the allowance for loan loss model are consistent with the decline in asset quality which includes a significant increase in net charge-offs and nonperforming loans that occurred as a result of the aforementioned commercial loan relationships.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. Also affecting the amount of the allowance for loan losses, and resulting provision is loan growth and portfolio composition. Most of the loan growth during the third quarter of 2006 and 2005 is attributable to larger-sized commercial loans. Net charged-off loans were $7.2 million and $0.4 million for the third quarter of 2006 and 2005, respectively. The most significant charge-off for the third quarter of 2006 was the aforementioned commercial construction company, previously classified as nonaccrual and was assigned a specific reserve of $7.1 million as of June 30, 2006, was charged-down by $7.2 million during the third quarter of 2006 and was previously considered in the analysis for the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income, excluding security gains, increased $0.6 million or 7 percent in the third quarter of 2006 as compared to 2005. Increases included $0.2 million or 7 percent in service charges on deposit accounts, $0.1 million or 5 percent in wealth management fees, and $0.3 million or 26 percent in insurance commissions. The increase in service charges on deposit accounts is primarily a result of management’s continued effort to implement reasonable fees for services performed and to manage closely the collection of these fees, as well as to expand new cash management relationships. Changes in pricing and processes for assessing fees for insufficient funds resulted in a $0.3 million increase during the third quarter of 2006 as compared to the same period of 2005. The increase in wealth management fees is primarily attributable to new business development, offset by a decline in market values of customer accounts during the third quarter of 2006. The increase of $0.4 million in insurance commissions is attributable to stronger overall sales volume and the acquisition of the Holsinger Insurance Agency during the first quarter of 2006, as well as higher volumes from consumer loan payment protection insurance during 2006.

S&T recognized $1.2 million of net gains on available for sale securities in the third quarter of 2006 as compared to $1.3 million in the same period of 2005. Included in the investment security gains for the third of 2006 is a $0.2 million of unrealized losses taken for an other-than-temporary impairment on one equity investment security.

Noninterest Expense

Noninterest expense increased $1.7 million or 11 percent in the third quarter of 2006 as compared to the third quarter of 2005. Salaries and employee benefit expense decreased $0.1 million or 2 percent primarily attributable to lower accrual levels for 2006 performance incentive payouts, offset by the effects of normal merit increases, the addition of 14 average quarterly full-time equivalent staff to implement new strategic initiatives and to staff new retail facilities, $0.1 million in higher medical expenses and $0.2 million in compensation expense as a result of applying the provisions of SFAS No. 123 (R). Average quarterly full-time equivalent staff was 807 at September 30, 2006 compared to 793 at September 30, 2005. Furniture and equipment expense increased $0.3 million or 16 percent primarily a result of additional expenses related to the new corporate headquarters, which opened in the third quarter of 2006. Data processing expense increased $0.1 million or 13 percent as compared to the same period in 2005 due to new and expanded product offerings. The increase of $1.4 million or 35 percent in other noninterest expense during the third quarter of 2006 is primarily attributable to the $0.2 million net charge-down of properties acquired through foreclosure to current market and property conditions, $0.4 million or revenue received in third quarter 2005 for a historical rehabilitation tax credit partnership, $0.1 million increase in legal expense, a $0.1 million sales and use tax refund received in the third quarter of 2005 and a $0.2 million increase in the reserve for unfunded loan commitments.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Federal Income Taxes

Federal income tax expense increased $0.6 million in the third quarter of 2006 as compared to the third quarter of 2005. The effective tax rate for the third quarter of 2006 and 2005 was 30 percent and 29 percent, respectively, which is below the 35 percent statutory rate due primarily to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects.

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

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS – continued

Future Factors include:

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	credit losses;

•	sources of liquidity;

•	legislation affecting the financial services industry as a whole, and/or S&T and its subsidiaries individually or collectively;

•	regulatory supervision and oversight, including required capital levels;

•	increasing price and product/service competition by competitors, including new entrants;

•	rapid technological developments and changes;

•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;

•	the mix of products/services;

•	containing costs and expenses;

•	governmental and public policy changes, including environmental regulations;

•	reliance on large customers;

•	technological, implementation and cost/financial risks in large, multi-year contracts;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing;

•	financial resources in the amounts, at the times and on the terms required to support our future businesses; and

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in among other things, a reduced demand for credit and other services.

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

The gap and cumulative gap represent the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of September 30, 2006.

	Interest Rate Sensitivity September 30, 2006 (dollars in thousands )
GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
Repricing Assets:
Cash/Due From Banks	$—	$—	$—	$58,938
Securities	31,704	35,502	69,032	295,252
Net Loans	1,301,477	225,545	368,798	688,717
Other Assets	—	—	—	203,745

Total	1,333,181	261,047	437,830	1,246,652

Repricing Liabilities:
Demand	—	—	—	429,547
NOW	18,424	18,424	36,848	73,697
Money Market	168,587	—	—	—
Savings/Clubs	770,940	16,333	32,667	65,333
Certificates	356,702	268,577	169,547	110,466
Repos & Short-term Borrowings	162,351	—	—	—
Long-term Borrowings	3,528	10,439	50,908	121,342
Other Liabilities/Equity	—	—	—	394,050

Total	1,480,532	313,773	289,970	1,194,435

Gap	(147,351)	(52,726)	147,860	52,217

Cumulative GAP	$(147,351)	$(200,077)	$(52,217)	$—

Rate Sensitive Assets/Rate Sensitive Liabilities	September 30, 2006	December 31, 2005
Cumulative 6 months	0.90%	0.96%
Cumulative 12 months	0.89%	0.96%

S&T’s one-year gap position at September 30, 2006 indicates a liability sensitive position. This means that more liabilities than assets will reprice during the measured time frames. The implications of a liability sensitive position will differ depending upon the change in market interest rates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – continued

For example, with a liability sensitive position in a declining interest rate environment, more liabilities than assets will decrease in rate. This situation could result in an increase to our interest rate spreads, net interest income and operating spreads. Conversely, with a liability sensitive position in a rising interest rate environment, more liabilities than assets will increase in rate. This situation could result in a decrease to our interest rate spreads, net interest income and operating spreads. S&T has become more liability sensitive since December 31, 2005, primarily due to growth in indexed savings balances and a decrease in variable rate loans as commercial borrowers have shifted their preference to longer term fixed rates during this period of a flat and an inverted yield curve.

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

Change in Pretax net interest income (dollars in millions)	Immediate Change in Rates
	+300 bps	-300 bps
September 30, 2006	$(4.7)	$(2.5)
December 31, 2005	$(1.0)	$(5.9)

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

Item 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of S&T’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that S&T’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable

Item 1A. Risk Factors.

Risk factors are presented at December 31, 2005 in Item 1A of S&T’s Annual Report on Form 10-K, filed with the SEC on March 1, 2006. Management believes that there have been no material changes in S&T’s risk factors since December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following information describes the activity that has taken place during 2006 with respect to S&T’s share repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares that can be Purchased Under the Plan
January 1, 2006 – January 31, 2006(1)(2)(3)	40,000	$36.30	40,000
February 1, 2006 – February 28, 2006	33,000	36.13	33,000
March 1, 2006 – March 31, 2006	131,000	35.88	131,000
April 1, 2006 – April 30, 2006	175,000	35.43	175,000
May 1, 2006 – May 31, 2006	225,000	35.11	225,000
June 1, 2006 – June 30, 2006	—	—	—
July 1, 2006 – July 31, 2006	100,000	31.72	100,000
August 1, 2006 – August 31, 2006	—	—	—
September 1, 2006 – September 30, 2006	295,000	32.38	295,000

Total	999,000	$34.20	999,000	1,000,000

(1)	The plan was announced on December 20, 2005.
(2)	The plan was approved by the S&T Board of Directors for the repurchase of up to 1,000,000 shares.
(3)	The expiration date of the previous plan was December 31, 2006. On October 16, 2006 the S&T Board of Directors authorized and announced a new stock buyback program until September 30, 2007 for an additional one million shares.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

Not Applicable

Item 6. Exhibits

The following exhibits are filed herewith.

OTHER INFORMATION – continued

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

S&T Bancorp, Inc. (Registrant)

Date: November 7, 2006	/s/ Robert E. Rout
Robert E. Rout Senior Executive Vice President, Chief Financial Officer and Secretary