Form 10-K
period 2006-12-31
S&T BANCORP INC
filed 2007-02-28
CIK 719220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2006

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

Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2006:

Common Stock, $2.50 par value — $807,686,187

The number of shares outstanding of the issuer’s classes of common stock as of February 12, 2007:

Common Stock, $2.50 par value — 25,314,324 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held April 16, 2007 are incorporated by reference into Part III.

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

As of December 31, 2006, S&T had approximately $3.3 billion in total assets, $339.1 million in total shareholder’s equity and $2.6 billion in total deposits. S&T Bank deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent provided by law.

S&T Bank is a full service bank with its Main Office at 800 Philadelphia Street, Indiana, Pennsylvania, providing service to its customers through a branch network of 49 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania.

S&T Bank’s services include accepting time and demand deposit accounts, originating commercial and consumer loans, providing letters of credit, offering discount brokerage services, personal financial planning, credit card services and insurance products. Management believes that S&T Bank has a relatively stable deposit base and no material amount of deposits are obtained from a single depositor or group of depositors (including federal, state and local governments). S&T Bank has not experienced significant fluctuations in deposits.

Total wealth management assets under management were approximately $1.4 billion at December 31, 2006. Wealth management services include services as executor and trustee under wills and deeds, as guardian and custodian of employee benefits and other trusts and brokerage services.

S&T Bank has four wholly owned subsidiaries, S&T Insurance Group, LLC, S&T Bancholdings, Inc., S&T Professional Resources Group, LLC and Stewart Capital Advisors, LLC. In May 2002, S&T Professional Resources Group, LLC was formed to market software developed by S&T. In August 2002, S&T Bancholdings, Inc. was formed as an investment holding company. In August 2002, S&T Bank acquired Evergreen Insurance Associates, Inc., a multi-line insurance agency with a client base of approximately 2,000 customers in Pennsylvania, Maryland and West Virginia. Evergreen Insurance Associates, Inc. was merged into Evergreen Acquisition, LLC, with a resulting name change to Evergreen Insurance Associates, LLC (“Evergreen”), a wholly owned subsidiary of S&T Insurance Group, LLC. Evergreen provides insurance programs structured to the individual needs of its customers, and offers a full line of commercial property and casualty insurance, group life and health coverage, employee benefit solutions as well as personal insurance. Stewart Capital Advisors, LLC, formed in August 2005, is a registered investment advisor that manages private investment accounts for individuals and institutions and advises the Stewart Capital Mutual Funds.

Employees

As of December 31, 2006, S&T Bank and subsidiaries had 790 full-time equivalent employees. S&T provides a variety of employment benefits and considers its relationship with its employees to be good.

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

Supervision and Regulation

General

S&T and S&T Bank are each extensively regulated under federal and state law. The following describes certain aspects of such regulation and does not purport to be a complete description of all regulations that affect S&T or all aspects of such regulations.

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

S&T

S&T is a bank holding company subject to regulation under the BHCA, and the examination and reporting requirements of the Federal Reserve System (the “Federal Reserve Board”). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than five (5) percent of the voting shares or substantially all of the assets of any additional bank, or merge or consolidate with another bank holding company, without the prior approval of the Federal Reserve Board. S&T has received such approvals from the Federal Reserve Board for the following passive ownership positions:

Name of Entity	% Approved	% of Outstanding Shares Owned by S&T
Allegheny Valley Bancorp, Inc.	24.9%	14.0%
CBT Financial Corp.	9.9%	5.4%
IBT Bancorp, Inc.	9.9%	8.0%

S&T also is subject to the supervision and regulation of the Pennsylvania Department of Banking (“PADB”). S&T elected to become a financial holding company under the BHCA in 2001 and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify and maintain its status as a financial holding company, the depository institutions controlled by S&T must remain “well capitalized” and “well managed” (as defined in federal law), and have at least a “satisfactory” Community Reinvestment Act (“CRA”) rating. S&T and S&T Bank currently satisfy these criteria. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The BHCA identifies several activities as “financial in nature” including, among others, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and sales agency; investment advisory activities; merchant banking activities; and activities that the Federal Reserve Board has

Item 1.  BUSINESS — continued

determined to be closely related to banking or a proper incident thereto. Banks also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a “satisfactory” CRA rating.

If S&T Bank ceases to be “well capitalized” or “well managed,” S&T will not be in compliance with the requirements of the BHCA regarding financial holding companies. If a financial holding company is notified by the Federal Reserve Board of such a change in the ratings of any of its subsidiary banks, it must take certain corrective actions within specified time frames. Furthermore, if S&T Bank were to receive a CRA rating under the Community Reinvestment Act of less than “satisfactory,” then S&T would be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations until the rating is raised to “satisfactory” or better.

S&T is presently engaged in nonbanking activities through the following six entities: 9th Street Holdings, Inc., S&T Bancholdings, Inc., CTCLIC, S&T Insurance Group, LLC, S&T Professional Resources Group, LLC and Stewart Capital Advisors, LLC. 9th Street Holdings, Inc. was formed in June 1988 and S&T Bancholdings, Inc. was formed in August 2002 to hold and manage a group of investments previously owned by S&T Bank and to give S&T additional latitude to purchase other investments. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC distributes high-quality life insurance and long-term disability income insurance products. During 2002, S&T Insurance Group, LLC expanded into the property and casualty insurance business with the acquisition of Evergreen Insurance Associates, LLC. S&T Professional Resources Group, LLC markets software developed by S&T. Stewart Capital Advisors, LLC, formed in August 2005, is a registered investment advisor that manages private investment accounts for individuals and institutions and advises the Stewart Capital Mutual Funds.

S&T Bank

As a state-chartered, commercial bank, the deposits of which are insured by the FDIC, S&T Bank is subject to the supervision and regulation of the PADB and the FDIC. S&T Bank also is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted, and limits on the type of other activities in which S&T Bank may engage and the investments it may make.

S&T Bank also is subject to federal laws that limit the amount of transactions between itself and S&T or S&T’s nonbank subsidiaries. Under these provisions, transactions by a bank with its parent company or any nonbank affiliate generally are limited to 10 percent of the bank subsidiary’s capital and surplus or 20 percent in the aggregate. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also imposes similar restrictions on transactions between a bank and its financial subsidiaries. A bank, such as S&T Bank, is prohibited from purchasing any “low quality” asset from an affiliate. S&T Bank is in compliance with these provisions.

Insurance of Accounts; Depositor Preference

The deposits of S&T Bank are insured up to applicable limits per insured depositor by the FDIC. As an FDIC-insured bank, S&T Bank also is subject to FDIC insurance assessments. As a result of the Federal Deposit Insurance Reform Act of 2005, the FDIC adopted a revised risk-based assessment system to determine assessment rates to be paid by member institutions such as S&T Bank. Under this revised assessment system, risk is defined and measured using an institution’s supervisory ratings with certain other risk measures, including certain financial ratios. The annual rates for 2007 for

Item 1.  BUSINESS — continued

institutions in risk category I range from 5 to 7 basis points, [the rate for institutions in risk category II is 10 basis points and the rate for institutions in risk category III is 28 basis points]. These rates may be offset by a one time assessment credit held by an institution, based on the assessment base of that institution as of December 31, 1996, and in the future by dividends that may be declared by the FDIC if the deposit reserve ratio increases above a certain amount. The FDIC may raise or lower these assessment rates based on various factors to achieve a reserve ratio, which the FDIC currently has set at 1.25 percent of insured deposits.

In addition to deposit insurance fund assessments, the FDIC assesses all insured deposits a special assessment to fund the repayment of debt obligations of the Financing Corporation (FICO). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2006, the annualized rate established by the FDIC for the FICO assessment was 1.24 basis points per $100 of insured deposits.

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

Capital

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, both S&T and S&T Bank generally are required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8.00 percent. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total capital”). At December 31, 2006, S&T’s Tier 1 and Total capital ratios were 9.68 percent and 11.93 percent, respectively, and the ratios of Tier 1 capital and Total capital to total risk-adjusted assets for S&T Bank were 8.54 percent and 10.64 percent, respectively.

In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to 3.00 percent for bank and bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing significant growth or expansion. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. At December 31, 2006, S&T’s leverage ratio was 8.84 percent, and S&T Bank’s leverage ratio was 7.74 percent.

Both the Federal Reserve Board and the FDIC’s risk-based capital standards explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank’s capital adequacy. The Federal Reserve Board also has issued additional capital guidelines for certain bank holding companies that engage in trading activities. S&T does not believe that consideration of these additional factors will affect the regulators’ assessment of S&T or S&T Bank’s capital position.

Item 1.  BUSINESS — continued

Payment of Dividends

S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of S&T’s revenues consist of dividend payments it receives from S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. S&T does not expect that any of these laws, regulations or policies will materially influence S&T or S&T Bank’s ability to pay dividends. During the year ended December 31, 2006, S&T Bank paid $30.0 million in cash dividends to S&T.

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies such as S&T and its depository institution subsidiary by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. Under current federal law for example, the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by the law. Under regulations established by the federal banking agencies, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6.00 percent, a Total capital ratio of at least 10.00 percent and a leverage ratio of at least 5.00 percent and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4.00 percent, a Total capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent, or 3.00 percent in some cases. As of December 31, 2006, S&T Bank was classified as “well capitalized.” The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.

The federal banking agencies’ prompt corrective action powers (which increase depending upon the degree to which an institution is undercapitalized) can include, among other things, requiring an insured depository institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution’s parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution. Among other things, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval. In addition to the foregoing, current Federal Reserve Board policy with respect to bank holding company operations requires a bank holding company to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise.

The federal banking agencies also have adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to

Item 1.  BUSINESS — continued

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

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, S&T Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act and the Community Reinvestment Act (the “CRA”). In addition, rules developed by the federal banking agencies pursuant to federal law require disclosure of privacy policies to consumers and in some circumstances, allow consumers to prevent the disclosure of certain personal information to nonaffiliated third parties.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate-income neighborhoods. Furthermore, such assessment also is required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a bank holding company (including a financial holding company) applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. Under the

Item 1.  BUSINESS — continued

CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” S&T Bank was rated “satisfactory” in its most recent CRA evaluation.

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

The market price of S&T common stock may fluctuate significantly in response to a number of factors, including:

•	changes in securities analysts’ estimates of financial performance
•	volatility of stock market prices and volumes
•	changes in market valuations of similar companies
•	new products or services offered in the banking and/or financial services industries
•	variations in quarterly or annual operating results
•	new litigation
•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies

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

Item 1A.  RISK FACTORS — continued

Future governmental regulation and legislation could limit our growth.

S&T is subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of our operations. Changes to these laws could affect our ability to deliver or expand our services and diminish the value of our business. See “Supervision and Regulation” for additional information.

Interest rate movements impact the earnings of S&T.

S&T is exposed to interest rate risk, through the operations of its banking subsidiary, since substantially all of S&T Bank’s assets and liabilities are monetary in nature. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and value of financial instruments. S&T Bank’s earnings, like that of most financial institutions, largely depend on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. In an increasing interest rate environment, the cost of funds is expected to increase more rapidly than the interest earned on the loans and securities because the primary source of funds are deposits with generally shorter maturities than the maturities on loans and investment securities. This causes the net interest rate spread to compress and negatively impact S&T Bank’s profitability.

S&T’s business strategy includes growth plans through internal growth and acquisitions. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

S&T intends to continue pursuing a profitable growth strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated, our operating results could be materially adversely affected.

Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance that growth opportunities will be available or that growth will be successfully managed.

Downturn in the local economies may adversely affect our business.

S&T’s business is concentrated in the western-Pennsylvania area. As a result, its financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in this area. A prolonged period of economic recession or other adverse economic conditions in this area could have a negative impact on S&T. S&T can provide no assurance that conditions in its market area economies will not deteriorate in the future and that such deterioration would not have a material adverse effect on S&T.

Item 1B.  UNRESOLVED STAFF COMMENTS

There were no unresolved comments received from the SEC regarding S&T’s periodic or current reports within the last 180 days prior to December 31, 2006.

Item 2. PROPERTIES

S&T operates 49 banking offices in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson, Westmoreland and surrounding counties in Pennsylvania.

S&T owns land and banking offices at the following locations:

133 Philadelphia Street Armagh, PA 15920	205 East Market Street Blairsville, PA 15717	111 Resort Plaza Drive Blairsville, PA 15717	456 Main Street Brockway, PA 15824

256 Main Street Brookville, PA 15825	209 Allegheny Boulevard Brookville, PA 15825	100 South Chestnut Street Derry, PA 15627	410 Main Street Clarion, PA 16214

650 Main Street Clarion, PA 16214	85 Greensburg Street Delmont, PA 15626	200 Patchway Road Duncansville, PA 16635	614 Liberty Boulevard DuBois, PA 15801

Coral Reef & Crooked Island Roads DuBois, PA 15801	35 West Scribner Avenue DuBois, PA 15801	34 North Main Street Homer City, PA 15748	420 Pleasantview Drive & Armstrong Street Ford City, PA 16226

920 Fifth Avenue Ford City, PA 16226	701 East Pittsburgh Street Greensburg, PA 15601	225 Lucerne Road Lucernemines, PA 15754	2175 Route 286 South Indiana, PA 15701

100 South Fourth Street Youngwood, PA 15697	501 Philadelphia Street Indiana, PA 15701	2190 Hulton Road Verona, PA 15147	4385 Old Wm. Penn Hwy Monroeville, PA 15146

4251 Old Wm. Penn Hwy Murrysville, PA 15668	628 Broad Street New Bethlehem, PA 16242	539 West Mahoning Street Punxsutawney, PA 15767	12262 Frankstown Road Pittsburgh, PA 15235

301 Unity Center Road Pittsburgh, PA 15239	7660 Saltsburg Road Pittsburgh, PA 15239	30 Towne Center Drive Leechburg, PA 15656	232 Hampton Avenue Punxsutawney, PA 15767

418 Main Street Reynoldsville, PA 15851	602 Salt Street Saltsburg, PA 15681	800 Philadelphia Street Indiana, PA 15701	355 North Fifth Street Indiana, PA 15701

196 Industrial Park Ebensburg, PA 15931

S&T leases land where S&T owns the banking offices and remote ATM buildings at the following locations:

8th & Merle Street Clarion, PA 16214	2320 Route 286 Pittsburgh, PA 15239	523 Franklin Avenue Vandergrift, PA 15690	435 South Seventh Street Indiana, PA 15701

1107 Wayne Avenue Indiana, PA 15701	1176 Grant Street Indiana, PA 15701	229 Westmoreland Drive, Route 30 Greensburg, PA 15601	220 New Castle Road Butler, PA 16001

835 Hospital Road Indiana, PA 15701

Item 2. PROPERTIES — continued

S&T leases land and banking offices at the following locations:

20001 Route 19 Suite B Cranberry Township, PA 16066	6700 Hollywood Boulevard Delmont, PA 15626	5522 Shaffer Road DuBois Mall DuBois, PA 15801	206 East High Street Ebensburg, PA 15931

Lawruk Plaza 208 West Plank Road Altoona, PA 16602	324 North Fourth Street Indiana, PA 15701	100 Colony Lane Latrobe, PA 15650	3884 Route 30 East Latrobe, PA 15650

3100 Oakland Avenue Indiana, PA 15701	12 Hilltop Plaza Kittanning, PA 16201	Two Gateway Center 603 Stanwix Street, Suite 125 Pittsburgh, PA 15222	33 South Sixth Street Indiana, PA 15701

2388 Route 286 Holiday Park, PA 15239	Shadyside Village 820 South Aiken Avenue Pittsburgh, PA 15232

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER

MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

STOCK PRICES AND DIVIDEND INFORMATION

S&T’s common stock is listed on the NASDAQ Global Select Market System (“NASDAQ”) under the symbol STBA. The range of sale prices for the years 2006 and 2005 are as follows and is based upon information obtained from NASDAQ. As of the close of business January 25, 2007, there were 3,062 shareholders of record of S&T. Dividends paid by S&T are primarily provided from S&T Bank’s dividends to S&T. The payment of dividends by S&T Bank to S&T is subject to the restrictions described in Note J to the Consolidated Financial Statements. The cash dividends declared shown below represent the historical per share amounts for S&T Common Stock.

	Price Range of Common Stock		Cash Dividends Declared
2006	Low	High
Fourth Quarter	$31.14	$35.60	$0.30
Third Quarter	29.67	33.25	0.29
Second Quarter	31.93	36.68	0.29
First Quarter	35.59	37.68	0.29

2005
Fourth Quarter	$33.95	$39.24	$0.29
Third Quarter	35.77	40.52	0.28
Second Quarter	33.23	37.46	0.28
First Quarter	34.95	38.39	0.28

During 2006, S&T repurchased 1,031,700 shares of its common stock at an average price of $34.19 per share. The impact of the repurchased shares is a $0.02 increase to diluted earnings per share. The S&T Board of Directors previously authorized a stock buyback program for 2006 of up to one million shares, or approximately 4 percent of shares outstanding. During 2006, S&T repurchased 999,000 shares under this program at an average cost of $34.20 per share. On October 16, 2006, the S&T Board of Directors authorized a new stock buyback program until September 30, 2007 of an additional one million shares with 32,700 shares repurchased under this plan during the fourth quarter of 2006 at an average cost of $33.63 per share. S&T reissued 122,244 shares during 2006 primarily through the exercise of employee stock options.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER

MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES — continued

FIVE-YEAR CUMULATIVE TOTAL RETURN

The following chart compares the cumulative total shareholder return on S&T Common Stock with the cumulative total shareholder return of the NASDAQ Composite Index and 1NASDAQ Bank Index assuming a $100 investment in each on December 31, 2001.

	2001	2002	2003	2004	2005	2006
STBA	$100	$107	$132	$173	$174	$169
Nasdaq Composite Index	100	69	97	107	109	121
Nasdaq Bank Index	100	107	140	160	157	179

1	The NASDAQ Bank Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Banks. They include banks providing a broad range of financial services, including retail banking, loans and money transmissions.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER

MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES — continued

The following information describes the activity that has taken place during 2006 with respect to S&T’s share repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that Can Be Purchased Under the Plans
01/01/2006 – 01/31/2006(1)(2)(3)	40,000	$36.30	40,000
02/01/2006 – 02/28/2006	33,000	36.13	33,000
03/01/2006 – 03/31/2006	131,000	35.88	131,000
04/01/2006 – 04/30/2006	175,000	35.43	175,000
05/01/2006 – 05/31/2006	225,000	35.11	225,000
06/01/2006 – 06/30/2006	—	—	—
07/01/2006 – 07/31/2006	100,000	31.72	100,000
08/01/2006 – 08/31/2006	—	—	—
09/01/2006 – 09/30/2006	295,000	32.38	295,000
10/01/2006 – 10/31/2006	—	—	—
11/01/2006 – 11/30/2006	—	—	—
12/01/2006 – 12/31/2006	32,700	33.63	32,700
Total	1,031,700	$34.19	1,031,700	2,000,000
(1)	The plan was announced on December 20, 2005.
(2)	The plan was approved by the S&T Board of Directors for the repurchase of up to one million shares.
(3)	The expiration date of the plan is December 31, 2006. On October 16, 2006 the S&T Board of Directors authorized and announced a new stock buyback program until September 30, 2007 for an additional one million shares.

Item 6.  SELECTED FINANCIAL DATA

Year Ended December 31:	2006	2005	2004	2003	2002
(dollars in thousands, except per share data)

INCOME STATEMENTS
Interest income	$204,702	$172,122	$148,638	$151,460	$151,160
Interest expense	91,584	59,514	40,890	47,066	56,300
Provision for loan losses	9,380	5,000	4,400	7,300	7,800
Net interest income after provision for loan losses	103,738	107,608	103,348	97,094	87,060
Noninterest income	40,390	37,386	34,401	36,204	32,680
Noninterest expense	69,279	62,464	60,390	60,658	51,766
Income before taxes	74,849	82,530	77,359	72,640	67,974
Applicable income taxes	21,513	24,287	23,001	20,863	19,370
Net income	$53,336	$58,243	$54,358	$51,777	$48,604

PER SHARE DATA
Net income—Basic	$2.07	$2.21	$2.05	$1.96	$1.83
Net income—Diluted	2.06	2.18	2.03	1.94	1.81
Dividends declared	1.17	1.13	1.07	1.02	0.97
Book Value	13.37	13.41	13.12	12.48	11.51

Item 6.  SELECTED FINANCIAL DATA — continued

SELECTED FINANCIAL DATA

BALANCE SHEET TOTALS (PERIOD END):

Year Ended December 31:	2006	2005	2004	2003	2002
(dollars in thousands)

Total assets	$3,338,543	$3,194,979	$2,989,034	$2,900,272	$2,823,867
Securities available for sale Other investments	432,045 10,562	481,257 13,318	503,218 14,953	594,179 16,904	624,971 16,193
Net loans	2,633,071	2,454,934	2,253,089	2,069,142	1,968,755
Total deposits	2,565,306	2,418,884	2,176,263	1,962,253	1,926,119
Securities sold under repurchase agreements and federal funds purchased	133,021	137,829	98,384	182,020	194,388
Short-term borrowings	55,000	150,000	225,000	250,000	125,000
Long-term borrowings	171,941	83,776	86,325	116,933	211,693
Junior subordinated debt securities	25,000	—	—	—	—
Total shareholders’ equity	339,051	352,421	349,129	332,718	306,114

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania with assets of approximately $3.3 billion at December 31, 2006. S&T provides a full range of financial services through a branch network of 49 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate services; and other fiduciary services. S&T earns revenue primarily from interest on loans, security investments and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses as well as other operating costs such as: salaries and employee benefits, occupancy, data processing expenses and tax expense. Balance sheet growth in 2006 included a 7 percent increase in commercial lending activities, a 9 percent increase in consumer and residential mortgage loans with funding for that growth provided primarily by a 6 percent increase in deposits. S&T’s strategic plan to deliver profitable growth to our shareholders includes: increasing loans and core deposits with sufficient interest rate spreads, controlling loan delinquency and loan losses, controlling operating expenses and expanding the business through new de novo branching, merger and acquisitions, introduction of new products and services, and expansion of our products and services provided to our existing customers.

There are many uncertainties regarding the economy as S&T enters 2007. S&T continually strives to be well positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management continually assesses our balance sheet, capital, liquidity and operation infrastructures in order to be positioned to take advantage of internal or acquisition growth opportunities.

There are many factors that could influence our results, both positively and negatively, in 2007. Because the majority of our revenue comes from net interest income, internally generated loan and deposit growth and the mix of that growth are major factors on our operations and financial condition. S&T has directed a fair amount of focus and resources in planning for 2007 to improve our generation and retention of low cost core deposits. On the other hand, a slowing economy could cause

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

deterioration in the asset quality measurements. S&T recognizes that our shift to a greater dependence on commercial loans in recent years exposes us to larger credit risks and greater swings in nonperforming loans and loan charge-offs when problems do occur. However, because of our earnings strength and strong capitalization, as well as the strengths of other businesses in our market area, management does not expect a decline in our ability to satisfactorily perform if a further decline in our economy occurs.

FINANCIAL CONDITION

Average earning assets increased by $166.6 million in 2006 primarily as a result of growth in commercial lending, consumer and residential mortgage activities. During 2006, average loan balances increased by $217.3 million, and average securities, other investments and federal funds sold decreased $50.7 million. The funding for this loan growth was primarily provided by a $249.1 million increase in average deposits, offset by a decrease of $4.6 million in average earnings retained and a $68.6 million decrease in average borrowings.

	2006		2005
Loans	Average Loan Balance	Average Loan Balance Percentage	Average Loan Balance	Average Loan Balance Percentage
(dollars in millions)

Commercial, mortgage and industrial	$1,972.7	76%	$1,809.5	76%
Residential real estate mortgage	545.8	21%	492.7	21%
Installment	69.7	3%	68.7	3%
Total	$2,588.2	100%	$2,370.9	100%

LENDING ACTIVITY

Average loans for the year ended December 31, 2006 were $2.6 billion, a $217.3 million or 9 percent increase from the year ended December 31, 2005. The increase in average loans for 2005 compared to the year ended 2004 was $145.5 million. Changes in the composition of the average loan portfolio during 2006 included increases of $163.2 million in commercial loans and $53.1 million in residential mortgage loans and an increase of $1.0 million in installment loans. Changes in the composition of the average loan portfolio during 2005 included increases of $145.3 million in commercial loans and $3.4 million in residential mortgage loans, offset by a decrease of $3.2 million in installment loans. Total loans at December 31, 2006 increased $174.8 million from December 31, 2005. The increase is primarily attributable to the growth of $124.1 million in commercial loans, $45.8 million in residential mortgage loans and $4.9 million in consumer loans.

Average real estate construction and commercial loans, including commercial and industrial, comprised 76 percent of the loan portfolio in 2006 and 2005. Commercial loans continued to be an area of strategic growth during 2006 and 2005. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. At December 31, 2006, variable-rate commercial loans were 49 percent of the commercial loan portfolio as compared to 55 percent at December 31, 2005.

Average residential mortgage loans comprised 21 percent of the loan portfolio in 2006 and 2005. Residential mortgage lending continued to be a strategic focus during 2006 through a centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that if a downturn in the local residential real estate market occurs, the impact of declining values on the real estate loan

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

portfolio will be mitigated because of S&T’s conservative mortgage lending policies for portfolio loans, which generally require a maximum term of 20 years for fixed-rate mortgages, a maximum term of 30 years for adjustable-rate mortgages and private mortgage insurance for loans with less than a 20 percent down payment. Adjustable-rate mortgages with repricing terms of one, three and five years comprised 10 percent of the residential mortgage portfolio in 2006 and 13 percent in 2005. Home equity loans increased $42.4 million during 2006 and $34.7 million in 2005 and totaled $269.9 million at December 31, 2006 and $227.5 million at December 31, 2005. The increase in home equity loans is primarily attributable to successful marketing programs during 2006 and 2005.

S&T periodically designates specific loan originations, generally longer-term, lower-yielding 1–4 family mortgages as held for sale and sells them to Fannie Mae. The intent of these sales is to mitigate interest-rate risk associated with holding long-term residential mortgages in the loan portfolio, generate fee revenue from servicing, and maintain the primary customer relationship. During 2006, S&T sold $18.8 million of 1–4 family mortgage loans to Fannie Mae and currently services $180.8 million of secondary market mortgage loans. Fees and gains from mortgage servicing activities were $0.7 million in 2006 and $1.5 million in 2005. Management intends to continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Average consumer installment loans comprised 3 percent of the loan portfolio in 2006 and 2005. Installment loan increases during 2006 were primarily the result of successful marketing programs during 2006. The balance of consumer installment loans at December 31, 2006 was $73.1 million compared to $68.2 million at December 31, 2005.

Loan underwriting standards for S&T are established by a formal policy administered by the S&T Bank Loan Administration Department, and are subject to the periodic review and approval by our Board of Directors.

Rates and terms for commercial real estate, equipment loans and commercial lines of credit normally are negotiated, subject to such variables as financial condition of the borrower, economic conditions, marketability of collateral, credit history of the borrower and future cash flows. The loan to value policy guidelines for commercial real estate loans is generally 65–80 percent.

The loan to value policy guidelines for residential, first lien, mortgage loans is 80 percent. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes assumed with home equity loans, but normally only to the extent that the combined credit exposure for both first and second liens does not exceed 100 percent of the fair market value of the mortgage property.

We offer a variety of unsecured and secured installment loan and credit card products. Loan to value policy guidelines for direct loans are 90–100 percent of invoice for new automobiles and 80–90 percent of National Automobile Dealer Association (NADA) value for used automobiles.

The following table shows S&T’s loan distribution at the end of each of the last five years:

	December 31
	2006	2005	2004	2003	2002
(dollars in thousands)

Domestic Loans:
Commercial, mortgage and industrial	$1,675,848	$1,565,035	$1,455,932	$1,328,378	$1,169,138
Real estate—construction	352,482	339,179	274,783	193,874	191,927
Real estate—mortgage	564,821	519,076	487,445	499,661	541,102
Installment	73,140	68,216	69,191	78,707	96,726
TOTAL LOANS	$2,666,291	$2,491,506	$2,287,351	$2,100,620	$1,998,893

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 2006. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
(dollars in thousands)

Commercial, mortgage and industrial	$485,924	$502,447	$687,477	$1,675,848
Real estate—construction	148,968	130,178	73,336	352,482
TOTAL	$634,892	$632,625	$760,813	$2,028,330
Fixed interest rates		$200,335	$133,983
Variable interest rates		432,290	626,830
TOTAL		$632,625	$760,813

SECURITIES ACTIVITY

Average securities and other investments decreased $49.8 million in 2006 and decreased $57.7 million in 2005. The largest components of the 2006 decrease included $24.6 million in U.S. government agency securities, $8.6 million in marketable equity securities, $7.7 million of mortgage-backed securities, $6.8 million of corporate securities and $2.9 million in treasury securities. Average other investments decreased $3.4 million in 2006 as compared to the 2005 full year average and is comprised of Federal Home Loan Bank (“FHLB”) stock that is a membership and borrowing requirement and is recorded at historical cost. The amount of S&T’s investment in FHLB stock depends upon S&T’s borrowing availability and level from the FHLB. Offsetting these decreases was an average increase of $4.2 million of states and political subdivisions. The largest components of the 2005 decrease included $67.5 million in U.S. government agency securities, $8.6 million of corporate securities and $2.1 million in treasury securities. Average other investments decreased $2.9 million in 2005 as compared to the 2004 full year average and is comprised of FHLB stock. Offsetting these decreases were average increases of $13.2 million of mortgage-backed securities and $10.2 million of states and political subdivisions. Both the decreases in securities in 2006 and 2005 are partially attributable to a S&T Asset Liability Committee (“ALCO”) strategy to reduce balances in both securities and borrowings to mitigate the interest rate risk of a flat or inverted yield curve.

The equity securities portfolio is primarily comprised of bank holding companies. At December 31, 2006, the equity securities portfolio had a total market value of $55.3 million and net unrealized gains of $16.1 million. The equity securities portfolio consists of securities traded on the various stock markets and is subject to changes in market value.

S&T’s policy for security classification includes U.S. treasury securities, U.S. government corporations and agencies, mortgage-backed securities, collateralized mortgage obligations, states and political subdivisions, corporate securities, marketable equity securities and other securities as available for sale. On a quarterly basis, management evaluates the securities portfolios for other-than-temporary declines in market value in accordance with FSP 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. During 2006, there were $0.3 million of realized losses taken for other-than-temporary impairments on three equity investment securities. The performance of the equities and debt securities markets could generate further impairment in future periods. At December 31, 2006, net unrealized gains on securities classified as available for sale, including equity securities, were approximately $9.8 million as compared to $13.5 million at December 31, 2005. S&T has the intent and ability to hold these debt and equity securities until maturity or until market value recovers above cost.

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

Risks associated with various securities portfolios are managed and monitored by investment policies annually approved by the S&T Board of Directors, and administered through ALCO and the Treasury function of S&T Bank. As of December 31, 2006, management is not aware of any risk associated with securities that would be expected to have a significant, negative effect on S&T’s statement of condition or statement of operations.

The following table sets forth the carrying amount of securities at the dates indicated:

	December 31
	2006	2005	2004
(dollars in thousands)

Available for Sale
Marketable equity securities	$55,349	$65,114	$74,555
Obligations of U.S. government corporations and agencies	180,003	221,037	237,514
Collateralized mortgage obligations of U.S. government corporations and agencies	60,090	63,639	46,528
Mortgage-backed securities	31,793	38,416	48,373
U.S. treasury securities	—	499	5,248
Obligations of states and political subdivisions	81,672	83,811	71,198
Corporate securities	—	—	16,493
Other securities	23,138	8,741	3,044
TOTAL	$432,045	$481,257	$502,953
Held to Maturity
Obligations of states and political subdivisions	$—	$—	$265
TOTAL	$—	$—	$265

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following table sets forth the maturities of securities at December 31, 2006, and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of debt securities and estimated prepayment rates on most mortgage-backed securities). Tax-equivalent adjustments (using a 35 percent federal income tax rate) for 2006 have been made in calculating yields on obligations of states and political subdivisions.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(dollars in thousands)

Available for Sale
Marketable equity securities	$—	—	$—	—	$—	—	$—	—	$55,349
Obligations of U.S. government corporations and agencies	37,677	3.48%	142,327	4.08%	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	7,443	4.44%	44,144	4.75%	8,503	4.67%	—	—	—
Mortgage-backed securities	5,097	4.71%	16,048	4.57%	8,197	4.49%	2,451	4.83%	—
Obligations of states and political subdivisions	5,840	5.31%	54,392	4.73%	21,155	5.34%	284	5.86%	—
Other securities	—	—	—	—	—	—	—	—	23,138
TOTAL	$56,057		$256,911		$37,855		$2,735		$78,487
Weighted Average Rate		3.91%		4.36%		5.01%		4.93%

NONINTEREST EARNING ASSETS

Average noninterest earning assets increased $20.9 million in 2006 and $11.1 million in 2005. The 2006 increase was primarily attributable to increases in cash and due from banks, premises and equipment due to the addition of new branches and administrative facilities during 2006 and accrued interest receivable on a higher earning asset balance. The 2005 increase of $11.1 million was primarily attributable to increases in cash and due from banks, premises and equipment due to the addition of new branches during 2005 and accrued interest receivable on a higher earning asset balance.

ALLOWANCE FOR LOAN LOSSES

The balance in the allowance for loan losses decreased to $33.2 million or 1.25 percent of total loans at December 31, 2006 as compared to $36.6 million or 1.47 percent of total loans at December 31, 2005. The decrease in the allowance for loan losses is primarily attributable to three commercial loans that were charged-off during 2006 totaling $11.4 million. During the second quarter of 2005,

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

S&T split its allowance for credit losses into an allowance for loan losses and an allowance for lending-related commitments such as unfunded commercial real estate and commercial and industrial term loan commitments. The allowance for lending-related commitments is included in other liabilities. This resulted in a decrease in the allowance for loan losses of $1.0 million and reduction in the allowance for loan losses to total loans from 1.44 percent to 1.40 percent at June 30, 2005. The allowance for lending-related commitments is computed using a methodology similar to that used to determine the allowance for loan losses. Amounts are added to the allowance for lending-related commitments through a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments increased to $1.2 million at December 31, 2006 as compared to $0.8 million at December 31, 2005.

Management evaluates the degree of loss exposure for loans on a continuous basis through a formal allowance for loan loss policy as administered by S&T Bank’s Loan Administration Department and various management and director committees. Problem loans are identified and continually monitored through detailed reviews of specific commercial loans, and the analysis of delinquency and charge-off levels of consumer loan portfolios. Charged-off and recovered loan amounts are applied to the allowance for loan losses. Monthly updates are presented to the S&T Board of Directors as to the status of loan quality. Amounts are added to the allowance for loan losses through a charge to current earnings through the provision for loan losses, based upon management’s assessment of the adequacy of the allowance for loan losses for probable loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical charge-off rates for all loan categories, fluctuations and trends in various risk factors. Factors consider the level of S&T’s historical charge-offs that have occurred within the credits’ economic life cycle. Management also assesses qualitative factors such as portfolio credit trends, unemployment trends, vacancy trends, loan growth and variable interest rate factors.

Significant to this analysis and assessment is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to our continuing growth, many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the allowance for loan losses. During 2006, the risk rating profile of the portfolio was impacted by three commercial loans. Two of these loan relationships have combined remaining loan balances of $7.5 million, and we believe that the problem loans have been adequately reserved at December 31, 2006 and that the total allowance for loan losses is adequate to absorb probable loan losses as determined by the quarterly impairment analysis and risk-rating processes. The third credit has no remaining exposure and future collateral recovery is expected to be insignificant. The remaining risk rating profile of the portfolio has shown overall improvement absent the aforementioned loan relationships.

The allowance for loan losses is established based on management’s assessment of the factors noted above along with the growth in the loan portfolio. The additions to the allowance charged to operating expense has maintained the allowance as a percent of loans at the following levels at the end of each year presented below:

Year Ended December 31
2006	2005	2004	2003	2002
1.25%	1.47%	1.50%	1.50%	1.51%

We have considered impaired loans in our determination of the allowance for loan losses. The allowance for loan losses for all impaired loans was $2,627,000 and $9,937,000 at December 31, 2006 and 2005, respectively.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

This table summarizes our loan loss experience for each of the five years presented below:

	Year Ended December 31
	2006	2005	2004	2003	2002
(dollars in thousands)

Balance at January 1:	$36,572	$34,262	$31,478	$30,138	$26,926
Charge-offs:
Commercial, mortgage and industrial	12,575	2,260	5,616	5,208	6,131
Real estate—mortgage	394	529	484	905	588
Installment	1,069	1,140	1,075	1,193	1,102
Total	14,038	3,929	7,175	7,306	7,821
Recoveries:
Commercial, mortgage and industrial	640	1,699	4,835	624	1,118
Real estate—mortgage	201	235	408	384	349
Installment	465	274	316	338	345
Total	1,306	2,208	5,559	1,346	1,812
Net charge-offs	12,732	1,721	1,616	5,960	6,009
Provision for loan losses	9,380	5,000	4,400	7,300	7,800
Allowance for lending-related commitments	—	(969)	—	—	—
Loan loss reserve from acquisition	—	—	—	—	1,421
Balance at December 31:	$33,220	$36,572	$34,262	$31,478	$30,138
Ratio of net charge-offs to average loans outstanding	0.49%	0.07%	0.07%	0.29%	0.34%

This table shows allocation of the allowance for loan losses as of the end of each of the last five years:

	December 31
	2006		2005		2004		2003		2002
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(dollars in thousands)

Commercial, mortgage and industrial	$28,540	63%	$32,053	63%	$29,594	64%	$26,947	63%	$26,002	58%
Real estate—construction	379	13%	532	14%	852	12%	843	9%	664	10%
Real estate—mortgage	536	21%	613	21%	585	21%	558	24%	685	27%
Installment	3,765	3%	3,374	2%	3,231	3%	3,009	4%	2,671	5%
Unallocated	—	—	—	0%	—	0%	121	0%	116	0%
TOTAL	$33,220	100%	$36,572	100%	$34,262	100%	$31,478	100%	$30,138	100%

Net loan charge-offs totaled $12.7 million in 2006 and $1.7 million in 2005. Net loan charge-offs increased during 2006 due to three commercial loan relationships that were charged-off during the period. The first relationship is a commercial construction company that was charged-down by $7.2 million during the third quarter of 2006. The relationship had a specific reserve assigned of $7.1 million at the time it was charged down. S&T had previously provided $5.1 million in 2005 and provided an additional $2.0 million in the second quarter of 2006. The borrower continues to operate,

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

but has experienced significant cash flow problems. The borrower has restricted ability to obtain new contracts and may be at-risk to continue as a going concern. The remaining $5.6 million loan balance on this relationship is believed to be adequately collateralized which includes receivables, equipment and personal guarantees. The second relationship is a $4.6 million mixed-use, commercial real estate loan participation with another financial institution, previously classified as nonaccrual, which was charged-down by $2.7 million during the second quarter of 2006. The commercial real estate company filed a voluntary chapter eleven bankruptcy petition during the second quarter of 2006. The remaining $1.8 million exposure is the estimated fair market value S&T expects to receive in sale proceeds based upon our percentage participation in the loan. The credit is on nonaccrual status at December 31, 2006. The third relationship is a wholesale distributor that filed a voluntary chapter eleven bankruptcy petition during the second quarter of 2006 after failing to obtain expected and significant new contracts and was previously classified as nonaccrual. A charge-off of $1.5 million was recorded during the second quarter of 2006 for this loan. No further exposure remains for this credit and future collateral recovery is expected to be insignificant.

The balance of nonaccrual loans past due 90 days or more, at December 31, 2006, was $19.9 million or 0.74 percent of total loans. This compares to nonaccrual loans of $11.2 million or 0.45 percent of total loans at December 31, 2005. Nonperforming assets totaled $20.4 million or 0.61 percent of total assets at December 31, 2006 as compared to $14.9 million or 0.47 percent at December 31, 2005. The most significant credits in nonperforming status at December 31, 2006 is a $5.6 million residual balance of the aforementioned commercial construction company and the $1.8 million residual balance related to the aforementioned mixed-use commercial real estate credit. Also affecting nonaccrual loans at December 31, 2006 was a $1.0 million loan relationship with an energy-related company. Two other $3.1 million loan relationships were classified as nonaccrual at December 31, 2006, but were fully resolved in January 2007. Also affecting nonperforming assets is a $3.2 million reduction in property acquired through foreclosure during 2006. The reduction is primarily attributable to a $2.4 million residential development property acquired in the fourth quarter of 2005, charged down to $1.5 million in the second quarter of 2006 that was sold for $1.6 million during the fourth quarter of 2006.

The provision for loans losses was $9.4 million for 2006, as compared to $5.0 million for 2005. The provision was the result of management’s detailed fourth quarter analysis of the adequacy of the allowance for loan losses and is consistent with the significant increase in nonaccrual loans that occurred as result of the aforementioned loan relationships.

The following table summarizes our nonaccrual and past due loans:

	December 31
	2006	2005	2004	2003	2002
(dollars in thousands)

Nonaccrual loans	$19,852	$11,166	$6,309	$9,120	$5,831
Accruing loans past due 90 days or more	—	—	—	—	—

It is S&T’s policy to place loans in all categories on nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There are no loans 90 days or more past due and still accruing. At December 31, 2006 and 2005, interest that would have been recorded had the nonaccrual loans performed in accordance with the original loan terms would have been $1,642,000 and $565,000, respectively. The accrual of interest on impaired loans is discontinued when the loan is 60 days past due or, in management’s opinion, the account should be placed on nonaccrual status. At December 31, 2006 and 2005, there was $8,617,000 and $5,507,000, respectively, of impaired loans that were on nonaccrual. There are no foreign loan amounts required to be included in this table. There were no restructured loans in the periods presented.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

DEPOSITS

Average total deposits increased by $261.6 million in 2006 and $217.7 million in 2005. The mix of average deposits changed in 2006 with average time deposits increasing $25.4 million and average savings accounts increasing $327.1 million. Partially offsetting these increases is a decrease of $103.4 million in average money market and NOW accounts. Average noninterest-bearing deposits increased by $12.5 million or 3 percent in 2006 and were approximately 17 percent and 18 percent of average total deposits during 2006 and 2005, respectively. The increase in savings accounts is primarily attributable to the success of the Green Plan savings account, which had grown to $641.9 million at December 31, 2006 since its introduction in August 2004. The Green Plan account was indexed to the Federal Funds Target Rate. During the first quarter of 2006, S&T introduced another high yield savings account to replace the Green Plan account called the Plan B account. After the introduction of the Plan B account, no further Green Plan accounts were opened. Plan B accounts were non-indexed and were expected to allow S&T to continue core deposit growth that better compliments shifting interest rate sensitivity. The S&T Cash Management account is similar to the Plan B account and was introduced in November 2006; both are non-indexed, but the S&T Cash Management account has the added feature of tiering, or the payment of higher rates on higher balances. At December 31, 2006, S&T Cash Management accounts, Green Plan and Plan B balances outstanding were $743.5 million. As of January 2, 2007, Green Plan and Plan B account balances were transferred to the new S&T Cash Management account. Core deposit growth has been an important strategic initiative for S&T, through the expansion of retail facilities, promotions and new products. Other important strategies include providing cash management services to commercial customers to increase transaction related deposits, and delivery services such as electronic banking. Total deposits at December 31, 2006 increased $146.4 million compared to December 31, 2005.

The daily average amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
(dollars in thousands)

Noninterest-bearing demand deposits	$423,808		$411,236		$391,885
NOW/Money market accounts	334,987	1.13%	438,356	0.87%	538,471	0.61%
Savings deposits	829,700	3.95%	502,641	2.24%	235,926	0.63%
Time deposits	914,621	4.04%	889,261	3.34%	857,534	3.02%
TOTAL	$2,503,116		$2,241,494		$2,023,816

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, are summarized as follows:

2006
(dollars in thousands)

Three months or less	$86,464
Over three through six months	80,028
Over six through twelve months	45,622
Over twelve months	49,532
TOTAL	$261,646

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Special rate deposits of $100,000 and over were 10 percent and 9 percent of total deposits at December 31, 2006 and 2005, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, management believes that S&T has the ability to access both public and private markets to raise long-term funding if necessary. At December 31, 2006, S&T had $2.8 million of brokered retail certificates of deposit outstanding compared to $57.2 million at December 31, 2005. The purchase of brokered retail certificates of deposits in 2006 and 2005 was an ALCO strategy to increase liquidity for commercial loan demand, as an alternative to increased borrowings.

BORROWINGS

Average borrowings by S&T decreased $68.6 million in 2006 as a result of increased deposit growth and lower levels of investment securities. Borrowings were comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings. S&T defines REPOs with our retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

The average balance in retail REPOs increased by $1.5 million in 2006 and $7.7 million in 2005. S&T views retail REPOs as a relatively stable source of funds because most of these accounts are with local, long-term customers.

Wholesale REPOs, federal funds purchased and FHLB advances averaged $140.3 million in 2006, a decrease of $153.0 million from the 2005 averages. The decrease is attributable to the increase in deposits in 2006, which decreased our need for additional funds.

During 2006, average long-term borrowings increased $82.8 million as compared to December 31, 2005. At December 31, 2006, S&T had long-term borrowings outstanding of $168.8 million at a fixed-rate and $3.1 million at a variable rate with the FHLB. The increase in long-term borrowings is part of an ALCO strategy to limit interest rate risk as customer preferences have shifted to short-term and variable rate deposits, and to take advantage of lower cost funds through the FHLB’s Community Investment Program.

During the third quarter of 2006, S&T Bank issued $25.0 million of junior subordinated debentures through a pooled transaction at an initial fixed rate of 6.78 percent. On September 15, 2011 and quarterly thereafter, S&T Bank has the option to redeem the subordinated debt, subject to a 30 day written notice and prior approval by the FDIC. If S&T Bank chooses not to exercise the option for early redemption on September 15, 2011 or subsequent quarters, the subordinated debt will convert to a variable rate of 3-month LIBOR plus 160 basis points. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on December 15, 2036.

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

Securities Sold under Repurchase Agreements and Federal Funds Purchased	2006	2005	2004
(dollars in thousands)

Balance at December 31	$133,021	$137,829	$98,384
Average balance during the year	114,544	132,406	164,645
Average interest rate during the year	4.51%	2.98%	1.16%
Maximum month-end balance during the year	$156,471	$174,467	$199,538
Average interest rate at year-end	4.83%	3.80%	1.77%

Federal Home Loan Bank (FHLB) Advances	2006	2005	2004
(dollars in thousands)

Balance at December 31	$55,000	$150,000	$225,000
Average balance during the year	88,342	221,918	293,391
Average interest rate during the year	5.01%	3.21%	1.47%
Maximum month-end balance during the year	$150,000	$315,000	$380,000
Average interest rate at year-end	5.44%	4.34%	2.20%

WEALTH MANAGEMENT ASSETS

The year-end 2006 market value balance of the S&T Bank wealth management assets under management, which are not accounted for as part of the assets of S&T, increased 12 percent in 2006 to $1.4 billion, with $959.8 million in wealth management services and $416.6 million in brokerage services. The 2006 increase is attributable to increased performance in the stock markets and newly developed business relationships.

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

We believe the presentation of net interest income on a fully tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the consolidated statements of income is reconciled to net interest income adjusted to a fully tax-equivalent basis on page 29.

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

RESULTS OF OPERATIONS

Year Ended December 31, 2006

NET INCOME

Net income was $53.3 million or $2.06 per diluted earnings per share in 2006, an 8 percent decrease from the $58.2 million or $2.18 per diluted earnings per share in 2005. The decrease in earnings was primarily the result of a higher provision for loan losses due to the deterioration in the credit quality of three large commercial loan relationships, the $0.9 million charge-down for properties previously acquired through foreclosure and other increases to noninterest expense. The return on average assets was 1.64 percent for 2006, as compared to 1.90 percent for 2005. The return on average equity was 15.37 percent for 2006 compared to 16.57 percent for 2005.

RETURN ON EQUITY AND ASSETS

The table below shows consolidated operating and capital ratios of S&T for each of the last three years:

	Year Ended December 31
	2006	2005	2004
Return on average assets	1.64%	1.90%	1.83%
Return on average equity	15.37%	16.57%	16.07%
Dividend payout ratio	56.34%	50.38%	51.70%
Equity to asset ratio	10.16%	11.03%	11.68%

NET INTEREST INCOME

On a fully tax-equivalent basis, net interest income increased $1.0 million or 1 percent in 2006 compared to 2005. The net yield on interest earning assets decreased to 3.86 percent in 2006 as compared to 4.05 percent in 2005. The decrease in the net yield on earning assets is primarily attributable to the effect of rising short-term interest rates in combination with a flat and inverted yield curve during the period. S&T’s balance sheet is liability sensitive, with funding costs rising faster than asset yields in today’s interest rate environment.

In 2006, average loans increased $217.3 million and average securities, other investments and federal funds sold decreased $50.7 million. The yields on average loans increased by 80 basis points, and the yields on average securities increased 15 basis points. Overall funding costs increased 75 basis points.

Average interest-bearing deposits provided $249.1 million of the funds for the growth in average earning assets, at a cost of 3.54 percent in 2006 as compared to 2.45 percent in 2005. The cost of repurchase agreements and other borrowed funds increased 157 basis points to 4.96 percent.

Negatively affecting net interest income was a $13.8 million decrease in average net free funds during 2006 compared to 2005. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. The decrease is primarily due to a successful stock buy-back program in 2006, higher levels of cash and due from banks, defined benefit pension plan fundings and an increase in premises and equipment due to new branches and administrative facilities during 2006.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between earning assets and

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

interest-bearing liabilities is very significant to our financial performance because net interest income comprised 76 percent of operating revenue, (net interest income plus noninterest income, excluding security gains) in 2006 and 78 percent in 2005. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment.

Interest on loans to and obligations of state, municipalities and other public entities are not subject to federal income tax. As such, the stated (pre-tax) yield on these assets is lower than the yields on taxable assets of similar risk and maturity. In order to make the pre-tax income and resultant yields comparable to taxable loans and investments, a tax-equivalent adjustment was added to interest income in the tables below. This adjustment is calculated using the U.S. federal statutory corporate income tax rate of 35 percent for 2006, 2005 and 2004.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Year Ended December 31
	2006	2005	2004
(dollars in thousands)

Interest income per consolidated statements of income	$204,702	$172,122	$148,638
Adjustment to fully tax-equivalent basis	4,504	4,042	3,706
Interest income adjusted to fully tax-equivalent basis	209,206	176,164	152,344
Interest expense	91,584	59,514	40,890
Net interest income adjusted to fully tax-equivalent basis	$117,622	$116,650	$111,454

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Average Balance Sheet and Net Interest Income Analysis

	December 31
	2006			2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(dollars in thousands)

ASSETS
Loans(1)(2)	$2,588,175	$187,818	7.26%	$2,370,851	$153,193	6.46%	$2,225,314	$128,086	5.76%
Taxable investment securities	362,307	16,374	4.52%	413,967	18,638	4.50%	479,944	20,669	4.31%
Tax-exempt investment securities(2)	84,116	4,145	4.93%	78,846	3,844	4.88%	67,701	3,275	4.84%
Other investments	12,676	771	6.09%	16,126	395	2.45%	19,013	295	1.55%
Federal funds sold	1,890	98	5.20%	2,750	94	3.42%	1,050	19	1.81%
Total interest-earning assets(3)	3,049,164	209,206	6.86%	2,882,540	176,164	6.11%	2,793,022	152,344	5.45%
Noninterest-earning assets:
Cash and due from banks	53,331			50,471			46,964
Premises and equipment, net	31,973			26,494			23,850
Other assets	162,866			149,305			142,249
Less allowance for loan losses	(36,427)			(35,466)			(33,357)
Total	$3,260,907			$3,073,344			$2,972,728

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW/Money market accounts	$334,987	$3,796	1.13%	$438,356	$3,833	0.87%	$538,471	$3,264	0.61%
Savings deposits	829,700	32,787	3.95%	502,641	11,263	2.24%	235,926	1,493	0.63%
Time deposits	914,621	36,946	4.04%	889,261	29,728	3.34%	857,534	25,874	3.02%
Federal funds purchased	21,560	1,109	5.14%	21,829	727	3.33%	25,392	371	1.46%
Securities sold under repurchase agreements	92,984	4,063	4.37%	110,577	3,218	2.91%	139,253	1,547	1.11%
Short-term borrowings	88,342	4,424	5.01%	221,918	7,127	3.21%	293,391	4,321	1.47%
Long-term borrowings	154,276	7,988	5.18%	78,419	3,618	4.61%	103,900	4,020	3.87%
Subordinated debt	6,986	471	6.74%	—	—	—	—	—	—
Total interest-bearing liabilities(3)	2,443,456	91,584	3.75%	2,263,001	59,514	2.63%	2,193,867	40,890	1.86%
Noninterest-bearing liabilities:
Demand deposits	423,808			411,236			391,885
Other	46,732			47,570			48,725
Shareholders’ equity	346,911			351,537			338,251
Total	$3,260,907			$3,073,344			$2,972,728
Net interest income		$117,622			$116,650			$111,454
Net yield on interest-earning assets			3.86%			4.05%			3.99%
(1)	For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	Tax-exempt income is on a fully tax-equivalent basis, including the dividend-received deduction for equity securities, using the statutory federal corporate income tax rate of 35 percent for 2006, 2005 and 2004.
(3)	Yields are calculated using historical cost basis.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2006 Compared to 2005 Increase (Decrease) Due to(1)			2005 Compared to 2004 Increase (Decrease) Due to(1)
	Volume	Rate	Net	Volume	Rate	Net
(dollars in thousands)

Interest earned on:
Loans(2)	$14,043	$20,583	$34,626	$8,377	$16,729	$25,106
Taxable investment securities	(2,326)	62	(2,264)	(2,841)	811	(2,030)
Tax-exempt investment securities(2)	257	43	300	539	30	569
Other investments	(85)	461	376	(45)	145	100
Federal funds sold	(29)	34	5	31	44	75
Total interest-earning assets	11,860	21,183	$33,043	6,061	17,759	23,820

Interest paid on:
NOW/money market accounts	(904)	867	(37)	(607)	1,176	569
Savings deposits	7,329	14,195	21,524	1,688	8,082	9,770
Time deposits	848	6,370	7,218	958	2,896	3,854
Federal funds purchased	(9)	390	381	(52)	408	356
Securities sold under agreements to repurchase	(512)	1,357	845	(318)	1,990	1,672
Short-term borrowings	(4,290)	1,587	(2,703)	(1,053)	3,859	2,806
Long-term borrowings	3,499	873	4,372	(986)	583	(403)
Subordinated debt	471	—	471	—	—	—
Total interest-bearing liabilities	6,432	25,639	32,071	(370)	18,994	18,624
Change in net interest income	$5,428	$(4,456)	$972	$6,431	$(1,235)	$5,196
(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2006, 2005 and 2004.

PROVISION FOR LOAN LOSSES

The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses was $9.4 million and $5.0 million for 2006 and 2005, respectively. The provision is the result of management’s assessment of credit quality statistics and other risk factors that would have an impact on probable losses in the loan portfolio, and the model used to determine the adequacy of the allowance for loan losses. A statistical model is used to assist in the determination of the adequacy of the allowance for loan losses. Changes in the risk ratings within allowance for loan loss model are consistent with the decline in asset quality, which includes a significant increase in net loan charge-offs and nonaccrual loans that occurred as a result of the aforementioned commercial loan relationships.

Credit quality is the most important factor in determining the amount of the allowance, and the resulting provision. Also affecting the amount of the allowance and resulting provision is loan growth and portfolio composition. Most of the loan growth in 2006 and 2005 is attributable to larger commercial loans. Net loan charge-offs totaled $12.7 million for 2006 and $1.7 million in 2005. The most significant charge-offs for 2006 were the aforementioned $7.2 million construction company, $2.7 million for a commercial real estate loan participation and $1.5 million for a wholesale

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

distributor, all of which were previously considered in the analysis for the adequacy of the allowance for loan losses. Nonaccrual loans to total loans increased to 0.74 percent at December 31, 2006 as compared to 0.45 percent at December 31, 2005.

NONINTEREST INCOME

Noninterest income, excluding net security gains, increased $2.5 million, or 8 percent in 2006 compared to 2005. Increases included $0.8 million or 9 percent in service charges on deposit accounts, a $0.9 million or 13 percent increase in wealth management fees, a $1.0 million or 17 percent increase in insurance activities and a $0.6 million or 8 percent increase in other revenue, offset by a $0.8 million or 53 percent decrease in mortgage banking activities.

S&T recognized $6.1 million of gains on the sale of securities in 2006. These gains were partially offset by $0.6 million of realized losses taken for an-other-than-temporary impairment, in accordance with FSP 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, on three equity investment securities. Security gains were primarily attributable to the sales of equity securities in order to maximize returns by taking advantage of market opportunities when presented. The equities portfolio is comprised primarily of bank holding company common stock.

The $0.8 million increase in service charges on deposit accounts is primarily a result of management’s continued effort to implement reasonable fees for services performed and to manage closely the collection of these fees, as well as to expand new cash management relationships. During 2006, fees for insufficient funds increased $0.9 million as a result of product redesign. The $0.9 million increase in wealth management fees were a result of new business development and increased performance in the stock market values of customer accounts during 2006. Insurance commissions increased $1.0 million primarily as a result of stronger overall sales volume and the acquisition of Holsinger Insurance Agency during the first quarter of 2006. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand these sources of noninterest income. The $0.8 million decrease in mortgage banking activities is primarily a result of lower origination volumes and a decline in the gain on sale recognized upon sale of these loans into the secondary markets reflective, of a general slow-down in the housing market. Other fee revenue increases of $0.6 million reflect normal organization expansion and include increases of $0.5 million in debit/credit card activity.

NONINTEREST EXPENSE

Noninterest expense increased $6.8 million or 11 percent in 2006 compared to 2005. S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income, excluding security gains plus net interest income on a fully tax-equivalent basis, was 45 percent in 2006 and 42 percent in 2005.

Staff expense increased 8 percent or $2.9 million in 2006. This increase is primarily attributable to the effects of normal year-end merit increases, the addition of 15 average full-time equivalent staff to implement new strategic initiatives and expanded retail facilities and the $0.8 million effect of implementing Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment”. Also impacting staff expense in 2006 is a $1.0 million incentive paid to all employees to provide transitioning from bank-wide stock option grants into a new performance-based incentive plan. No corporate-wide stock option grants, including grants to executive management and directors, were awarded in 2006, as compared to prior years. Average full-time equivalent staff was 801 in 2006 and 786 in 2005.

S&T’s net periodic defined benefit plan cost is based primarily on three assumptions: the discount rate for plan liabilities, the expected return on plan assets and the rate of compensation increase. Net periodic pension expense of $0.8 million and $0.9 million, respectively was recorded for S&T’s

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

defined benefit plan for 2006 and 2005. Net periodic pension expense is expected to approximate $0.1 million for the year 2007, assuming no significant changes in plan assumptions.

Occupancy, equipment and data processing expense increased 7 percent or $0.9 million as compared to 2005 due to several facility restructurings, which included the addition of new branches and administrative facilities. Other tax expense increased 10 percent or $0.3 million as compared to 2005 primarily as a result of increases in Pennsylvania shares tax. Other expenses increased 25 percent or $2.5 million in 2006 as compared to 2005 primarily due to $1.0 million of write-downs of real estate previously acquired through foreclosure to current market values, an increase of $0.6 million in the allowance for lending-related commitments, a $0.3 million increase in legal expenses and $0.4 million of revenue received in 2005 for a historical rehabilitation tax credit partnership.

FEDERAL INCOME TAXES

Federal income tax expense decreased $2.8 million to $21.5 million in 2006 as compared to 2005. This decrease is primarily attributable to a decrease in pre-tax income. The effective tax rate of 29 percent in 2006 and 2005 was below the 35 percent statutory tax rate due to the tax benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects. S&T currently does not incur any alternative minimum tax.

RESULTS OF OPERATIONS

Year Ended December 31, 2005

NET INCOME

Net income was $58.2 million or $2.18 per diluted earnings per share in 2005, a 7 percent increase from the $54.4 million or $2.03 per diluted earnings per share in 2004. The increase in earnings was primarily the result of increases in net interest income and noninterest income offset by lower security gains and increased noninterest expense. The return on average assets was 1.90 percent for 2005, as compared to 1.83 percent for 2004. The return on average equity at 16.57 percent for 2005 compared to 16.07 percent for 2004.

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

PROVISION FOR LOAN LOSSES

The provision for loan losses was $5.0 million and $4.4 million for 2005 and 2004, respectively. Most of the loan growth in 2005 and 2004 is attributable to larger-sized commercial loans. Net loan charge-offs totaled $1.7 million for 2005 and $1.6 million in 2004. Included in the 2004 net charge-offs is a $3.9 million recovery in the fourth quarter of 2004 of two previously charged-off commercial loans in the hotel and manufacturing industries that were considered in the determination of the allowance for loan losses. Nonaccrual loans to total loans increased to 0.45 percent at December 31, 2005 as compared to 0.28 percent at December 31, 2004.

NONINTEREST INCOME

Noninterest income, excluding net security gains, increased $3.7 million or 13 percent in 2005 compared to 2004. Increases included $0.2 million or 2 percent in service charges on deposit accounts, a $0.8 million or 13 percent increase in wealth management fees, a $0.2 million or 9 percent increase in letter of credit fees, a $1.1 million or 25 percent increase in insurance activities, a $0.1 million or 8 percent increase in mortgage banking activities and a $1.3 million or 25 percent increase in other revenue.

Net security gains totaled $5.0 million in 2005. S&T recognized $5.3 million of gross gains on securities and gross losses of $0.3 million on the sale of securities in 2005. Security gains were primarily attributable to the sales of equity securities in order to maximize returns by taking advantage of market opportunities when presented. The equities portfolio is comprised primarily of bank holding company common stock.

The increase in wealth management fees were a result of new business and general market improvements as well as a $0.3 million increase in discount brokerage fees. Assets under management increased 5 percent in 2005 to $1.2 billion as a result of new customers and general market improvements. Insurance commissions increased $1.1 million primarily as a result of stronger overall sales volume and the acquisition of Bennett Associates Inc. and Cowher-Nehrig & Company during the first quarter of 2005. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand these sources of noninterest income. Other fee revenue increases of $1.3 million reflect normal organization expansion and include increases of $0.5 million in debit/credit card activity, $0.5 million of commercial loan swap fees and $0.2 million of gains on the sale of real estate owned acquired through foreclosure.

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

Occupancy and equipment expense increased 14 percent or $1.0 million as compared to 2004 as a result of a renegotiated and shorter lease term for an existing headquarter facility resulting in

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

acceleration of depreciation terms for leasehold improvements. Data processing costs increased 8 percent or $0.3 million in 2005 as compared to 2004. This increase is primarily attributable to increased organizational growth related to increased business activity, primarily in the commercial lending and credit administration areas. Other expenses decreased 6 percent or $0.6 million in 2005 as compared to 2004 primarily due to a $0.4 million reduction in the losses on low income housing and historical rehabilitation tax credit projects, a $0.1 million decrease to the allowance for lending-related commitments and a $0.1 million refund resulting from a sales/use tax review initiative.

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

LIQUIDITY AND CAPITAL RESOURCES

Shareholders’ equity decreased $13.4 million at December 31, 2006 compared to December 31, 2005. The primary source of equity growth is earnings retention. Capital growth is a function of net income less dividends paid to shareholders and treasury stock activities.

Net income was $53.3 million and dividends paid to shareholders were $30.0 million for 2006. S&T paid 56 percent of 2006 net income in dividends, equating to an annual dividend rate of $1.17 per share. Also affecting capital was a decrease of $2.1 million in unrealized gains on securities available for sale, net of tax, which is included in other comprehensive income. Also affecting capital was a decrease of $3.0 million upon adoption of Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans,” which is included in other comprehensive income, net of tax and the effects of stock buybacks.

During 2006, S&T repurchased 1,031,700 shares of its common stock at an average price of $34.19 per share. The impact of the repurchased shares is $0.02 increase to diluted earnings per share. The S&T Board of Directors previously authorized a stock buyback program for 2006 of up to one million shares, or approximately 4 percent of shares outstanding. During 2006, S&T repurchased 999,000 shares under this program at an average cost of $34.20 per share. On October 16, 2006, the S&T Board of Directors authorized a new stock buyback program until September 30, 2007 of an additional one million shares with 32,700 shares repurchased under this plan during the fourth quarter of 2006 at an average cost of $33.63 per share. S&T reissued 122,244 shares during 2006 primarily through the exercise of employee stock options. See schedule on page 15 for the 2006 share repurchase activity.

On September 21, 2006, S&T Bank issued $25.0 million of junior subordinated debt through a pooled transaction at an initial fixed rate of 6.78%. On September 15, 2011 and quarterly thereafter, S&T bank shall have the option to redeem the subordinated debt, subject to a 30 day written notice and prior approval by the FDIC. If S&T Bank chooses not to exercise the option for early redemption on September 15, 2011 or subsequent quarters, the subordinated debt will convert to a variable rate of 3-month LIBOR plus 160 basis points. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on December 15, 2036.

S&T continues to maintain a strong capital position with a leverage ratio of 8.8 percent as compared to the 2006 minimum regulatory guideline of 3 percent. S&T’s risk-based capital Tier 1 and Total ratios were 9.7 percent and 11.9 percent, respectively, at December 31, 2006, which places S&T well above the Federal Reserve Board’s risk-based capital guidelines of 4 percent and 8 percent for

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Tier 1 and Total capital. Included in the total ratio is 45 percent of the pretax unrealized holding gains on available for sale equity securities as prescribed by banking regulations effective October 1, 1998. In addition, management believes that S&T has the ability to raise additional capital if necessary.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933 with the SEC for the issuance of up to $150.0 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T may use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2006, S&T had not issued any securities pursuant to the shelf registration statement.

In April 1993, shareholders approved the S&T Incentive Stock Plan (“Stock Plan”) authorizing the issuance of a maximum of 1.2 million shares of S&T’s common stock to assist in attracting and retaining employees of outstanding ability and to align their interests with those of the shareholders of S&T. On October 17, 1994, the Stock Plan was amended to include outside directors. On April 21, 1997, shareholders approved an amendment to the Stock Plan increasing the number of authorized shares to 3.2 million. As of December 31, 2002, 3,180,822 nonstatutory stock options and 35,600 restricted stock awards had been granted to key employees and outside directors under the Stock Plan; 906,962 of these awards are currently exercisable. In April 2003, shareholders approved the 2003 S&T Incentive Stock Plan (“2003 Stock Plan”) authorizing the issuance of 1.5 million shares, subject to capital adjustments as provided in the 2003 Stock Plan. The purpose of the 2003 Stock Plan is to promote the long-term interests of S&T and its shareholders by attracting and retaining directors, officers and key employees. S&T believes that directors, officers and employees who own shares of its common stock will have a closer identification with S&T and a greater motivation to work for S&T’s success, because, as shareholders, they will participate in S&T’s growth and earnings. As of December 31, 2006, 937,500 nonstatutory stock options had been granted under the 2003 Stock Plan to employees and directors; 642,750 of these awards are currently exercisable. On December 19, 2005, S&T also granted 206,900 cash appreciation rights under the 2005 Cash Appreciation Rights Plan to employees. None of these awards are currently exercisable. No corporate-wide stock option grants, including grants to executive management and directors, were awarded in 2006.

S&T has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
(dollars in thousands)

Deposits without a stated maturity(1)	$1,644,094	$—	$—	$—	$1,644,094
Time deposits(1)	659,530	216,789	35,557	9,337	921,213
Federal funds purchased and securities sold under repurchase agreements(1)	133,021	—	—	—	133,021
Short-term borrowings(1)	55,000	—	—	—	55,000
Long-term borrowings(1)	20,921	135,394	6,324	9,303	171,942
Junior subordinated debt securities(1)	—	—	—	25,000	25,000
Operating leases	1,089	2,079	1,996	15,004	20,168
Purchase obligations	3,000	6,000	2,750	—	11,750
Total	$2,516,655	$360,262	$46,627	$58,644	$2,982,188
(1)	Excludes interest

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Operating lease obligations represent short-term lease arrangements as described in Note F to the consolidated financial statements. Purchase obligations represent obligations under agreement with Metavante, S&T’s third party data processing servicer, for operational services outsourced. The Metavante obligation has a buyout provision of 40 percent of the remaining payments under the original term of the contract.

In the normal course of business, S&T commits to extend credit and issue standby letters of credit. These obligations are not recorded in our financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement and are renewed on an annual basis. Our exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $686,204,000 and $635,809,000 at December 31, 2006 and 2005, respectively. Unfunded other loan commitments totaled $157,863,000 and $144,694,000 at December 31, 2006 and 2005, respectively; and obligations under standby letters of credit totaled $220,494,000 and $206,249,000 at December 31, 2006 and 2005, respectively.

REGULATORY MATTERS

S&T and S&T Bank are subject to periodic examinations by one or more of the various regulatory agencies. During 2006, an examination of S&T Bank was conducted by the Federal Deposit Insurance Corporation (“FDIC”) and a financial holding company inspection was conducted by the Federal Reserve Bank of Cleveland (“Federal Reserve”). The examination by the FDIC included, but was not limited to, procedures designed to review lending practices, credit quality, liquidity, operations and capital adequacy of S&T Bank and its subsidiaries. The examination by the Federal Reserve included, but was not limited to, procedures designed to review board of director and related committee meetings minutes, financial statements, corporate policies and intercompany transactions of S&T and its subsidiaries. No comments were received from the FDIC or Federal Reserve that would have a material effect on S&T’s liquidity, capital resources or operations. S&T’s current capital position and results of regulatory examination allow it to pay the lowest possible rate for FDIC deposit insurance.

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

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). S&T’s periodic evaluation of the adequacy of the allowance for loan losses is determined by management through evaluation of the loss exposure on individual impaired, nonperforming and delinquent and high-dollar loans; review of risk conditions and business trends; historical loss experience; and growth and composition of the loan portfolio, as well as other relevant factors.

A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical charge-offs that have occurrence within the credits’ economic life cycle. Management also assesses qualitative factors such as portfolio credit trends, unemployment trends, vacancy trends, loan growth and variable interest rate factors.

Significant to this analysis is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size, and, due to our continuing growth, many are unsecured or new loan relationships. Management relies on its risk-rating process to monitor trends that may be occurring relative to commercial loans to assess potential weaknesses within the credit. Current risk factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses. During 2006, the risk-rating profile of the portfolio remained relatively stable.

The allowance for loan losses at December 31, 2006 includes $28.5 million or 86 percent of the allowance allocated to commercial and industrial and commercial real estate loans. The ability for customers to repay commercial loans is more dependent upon the success of their business, continuing income and general economic conditions. Accordingly, the risk of loss is higher on such loans than on residential real estate loans, which generally incur lower losses in the event of foreclosure as the collateral value typically exceeds the loan amounts.

Goodwill and Other Intangible Assets

S&T has $2.9 million of core deposit intangible assets subject to amortization and $49.9 million in goodwill, which is not subject to periodic amortization. S&T determined the amount of identifiable intangible assets based upon an independent core deposit analysis and insurance contract analysis. An annual evaluation of identifiable intangible assets for impairment is performed by S&T. S&T concluded that the recorded value of identifiable intangible assets was not impaired as a result of the evaluation as of December 31, 2006.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. S&T’s goodwill relates to value inherent in the banking business and the value is dependent upon S&T’s ability to provide quality, cost-effective services in the face of free competition from other market participants on a regional basis. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of S&T’s services. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods. An annual evaluation of goodwill for impairment is performed by S&T. The market value of S&T and the implied market value of goodwill at the respective reporting unit level are estimated using industry comparable information. S&T concluded that the recorded value of goodwill was not impaired as a result of the evaluation as of October 1, 2006.

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

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains or incorporates statements that S&T believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to S&T’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to” or other similar words. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to those described in this Form 10-K or the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity refers to the ability to satisfy the financial needs of depositors who want to withdraw funds, or of borrowers needing access to funds to meet their credit needs. Interest-rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance net interest income through periods of changing interest rates. The ALCO is responsible for establishing and monitoring the liquidity and interest rate sensitivity guidelines, procedures and policies.

The principal sources of asset liquidity are cash and due from banks, interest-earning deposits with banks, federal funds, investment securities that mature in one year or less and securities available for sale. At December 31, 2006, the total of such assets was approximately $502.6 million or 15 percent of consolidated assets. While much more difficult to quantify, liability liquidity is further enhanced by a stable core deposit base, access to credit lines at other financial institutions and S&T’s ability to renew maturing deposits. Certificates of deposit in denominations of $100,000 or more represented 10 percent of deposits at December 31, 2006 and were outstanding primarily to local customers. S&T’s ability to attract deposits and borrow funds depends primarily on continued rate competitiveness, profitability, capitalization and overall financial condition.

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

ALCO monitors and manages interest-rate sensitivity through gap, rate shock and rate ramp analyses, economic value of equity (EVE) and simulations in order to avoid unacceptable earnings fluctuations due to interest rate changes. Interest rate sensitivity analyses are highly dependent on assumptions, which have been developed based upon past experience and the expected behavior of customers under various rate scenarios. The assumptions include principal prepayments for fixed rate

Item 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — continued

loans, mortgage-backed securities and collateralized mortgage obligations (“CMOs”), and classifying the demand, savings and money market balances by degree of interest-rate sensitivity.

The gap and cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The gap analysis below incorporates a flat rate scenario, and the following significant assumptions:

Monthly loan prepayments above contractual requirements
3 year ARM—Commercial Real Estate	1.50%
5 year ARM—Commercial Real Estate	1.75%
Fixed Rate—Commercial Real Estate	1.75%
Residential Real Estate	1.50%
Fixed Rate Home Equity	1.50%
Other Installment Loans	2.25%

Deposit behavioral pattern/decay rate assumptions
NOW and Savings—Year #1	25.00%
NOW and Savings—Year #2	25.00%
NOW and Savings—beyond Year #2	50.00%
Green Plan Savings—1-6 Months	100.00%
Money Market 1-6 Months	100.00%
S&T has not historically experienced significant fluctuations in demand deposit balances during periods of interest rate fluctuations.	NA

Item 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — continued

Interest Rate Sensitivity

December 31, 2006

GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
(dollars in thousands)

Repricing Assets:
Cash/due from banks	$—	$—	$—	$59,980
Securities available for sale	48,881	32,289	73,855	277,020
Other investments	10,562	—	—	—
Net loans	1,307,954	222,911	373,237	728,969
Other assets	—	—	—	202,885
Total	1,367,397	255,200	447,092	1,268,854

Repricing Liabilities:
Demand	—	—	—	448,453
NOW	18,821	18,821	37,642	75,284
Money market	163,105	—	—	—
Savings/clubs	770,116	15,979	31,958	63,914
Certificates	443,555	215,979	161,685	99,994
Repos & short-term borrowings	188,021	—	—	—
Long-term borrowings	3,555	20,466	50,965	121,955
Other liabilities/equity	—	—	—	388,275
Total	1,587,173	271,245	282,250	1,197,875
GAP	$(219,776)	$(16,045)	$164,842	$70,979
Cumulative GAP	$(219,776)	$(235,821)	$(70,979)	$—

Rate Sensitive Assets/Rate Sensitive Liabilities	December 31, 2006	December 31, 2005
Cumulative 6 months	0.86	0.96
Cumulative 12 months	0.87	0.96

S&T’s one-year gap position at December 31, 2006 indicates a liability sensitive position. This means that more liabilities than assets will reprice during the measured time frames. The implications of a liability sensitive position will differ depending upon the change in market interest rates. For example, with a liability sensitive position in a declining interest rate environment, more liabilities than assets will decrease in rate. This situation could result in an increase to our interest rate spreads, net interest income and operating spreads. Conversely, with a liability sensitive position in a rising interest rate environment, more liabilities than assets will increase in rates. This situation could result in a decrease to our interest rate spreads, net interest income and operating spreads.

S&T has become more liability sensitive since December 2005 mainly as a result of an inverted yield curve. An inverted yield curve occurs when short-term interest rates are higher than long-term interest rates. When the yield curve is inverted customers tend to prefer short-term deposits and long-term loans, both of which make the bank more liability sensitive.

In addition to the gap analysis, S&T performs rate shock and rate ramp analyses on a static balance sheet to estimate the effect that a +/-100, +/-200 and +/-300 basis point instantaneous and gradual parallel shift in the yield curve would have on 12 months of pretax net interest income. The rate shocks incorporate assumptions regarding the level of interest rate changes on non-maturity deposit products (savings, money market, NOW and demand deposits) and changes in the

Item 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — continued

prepayment behavior of fixed rate loans and securities with optionality. Inclusion of these assumptions makes rate shock and rate ramp analyses more useful than gap analysis alone. S&T’s policy is to limit the change in net interest income over a one-year horizon to -20% given changes in rates using shocks or rate ramps up to +/-300 basis points. Although +/-100 and +/-200 basis point changes for the rate shock and rate ramp analyses are not policy guidelines, these analyses are performed to ensure directional consistency of the +/-300 basis point analysis. The December 2006 results reflect a .14% increase and -5.96% decrease to net interest income in the -300 and +300 basis point rate shock analysis respectively.

The table below shows the pretax net interest income impact of the +/-300 rate shock analyses.

	Immediate Change in Rates
Change in Pretax Net Interest Income	+300 bps	-300 bps
(dollars in millions)
December 31, 2006	$(6.8)	$0.0
December 31, 2005	$(1.0)	$(5.9)

The results in the -300 basis point shock scenario are not consistent with a liability sensitive gap position, which typically would indicate an increase in net interest income. This is primarily due to: (1) rates on regular savings, NOW and money market accounts have lagged as short rates have increased and cannot be decreased to any great extent should rates go down, and (2) loan refinance activity will be considerable in rates down. When comparing December 2006 to December 2005 there was an improvement to net interest income in the -300 basis point rate shock scenario. This improvement can be attributed to three main reasons: (1) strong growth in savings and short term certificate of deposit balances; (2) fixed rate loan growth; and (3) implementing a strategy to mitigate the rates down risk on the balance sheet through structured borrowings.

Consistent with a liability sensitive gap position, the +300 rate shock results show pretax net interest income decreasing in an increasing interest rate environment. The pretax net interest income decline in the +300 basis point results from December 2005 is primarily due to strong growth in short term deposits and an increase in fixed rate loans.

In order to monitor interest rate risk beyond the one-year time horizon of shocks and rate ramps, S&T also performs economic value of equity (EVE) analysis. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. As with rate shock analysis, EVE incorporates management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and core deposit behavior. S&T’s policy is to limit the change in EVE to -35% given changes in rates up to +/-300 basis points. The December 2006 results reflect a -9.02% and -8.75% decrease to EVE given a -300 and +300 basis point change in interest rates respectively.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

S&T Bancorp, Inc. and Subsidiaries

December 31	2006	2005
(dollars in thousands, except share and per share data)

ASSETS
Cash and due from banks	$59,980	$56,189
Securities available for sale	432,045	481,257
Other investments	10,562	13,318
Loans held for sale	826	1,580
Portfolio loans, net of allowance for loan losses of $33,220 in 2006 and $36,572 in 2005	2,632,245	2,453,354
Premises and equipment, net	35,700	29,123
Goodwill	49,955	49,073
Other intangibles, net	4,985	5,478
Bank owned life insurance	34,251	33,107
Other assets	77,994	72,500
Total Assets	$3,338,543	$3,194,979

LIABILITIES
Deposits:
Noninterest-bearing demand	$448,453	$435,672
Interest-bearing demand	150,568	155,191
Money market	163,105	242,228
Savings	881,967	652,685
Time deposits	921,213	933,108
Total Deposits	2,565,306	2,418,884
Securities sold under repurchase agreements and federal funds purchased	133,021	137,829
Short-term borrowings	55,000	150,000
Long-term borrowings	171,941	83,776
Junior subordinated debt securities	25,000	—
Other liabilities	49,224	52,069
Total Liabilities	2,999,492	2,842,558

SHAREHOLDERS’ EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	—	—
Common stock ($2.50 par value) Authorized—50,000,000 shares in 2006 and 2005 Issued—29,714,038 shares in 2006 and 2005	74,285	74,285
Additional paid-in capital	26,698	26,120
Retained earnings	349,447	326,158
Accumulated other comprehensive income	4,014	9,172
Treasury stock (4,352,764 shares in 2006 and 3,443,308 shares in 2005, at cost)	(115,393)	(83,314)
Total Shareholders’ Equity	339,051	352,421
Total Liabilities and Shareholders’ Equity	$3,338,543	$3,194,979

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

S&T Bancorp, Inc. and Subsidiaries

Year Ended December 31	2006	2005	2004
(dollars in thousands, except per share data)

INTEREST INCOME
Loans, including fees	$185,544	$151,328	$126,337
Deposits with banks and federal funds sold	101	95	20
Investment Securities:
Taxable	14,293	15,990	18,003
Tax-exempt	2,694	2,499	2,129
Dividends	2,070	2,210	2,149
Total Interest Income	204,702	172,122	148,638

INTEREST EXPENSE
Deposits	73,529	44,824	30,632
Securities sold under repurchase agreements and federal funds purchased	5,171	3,945	1,917
Short-term borrowings	4,424	7,127	4,321
Long-term borrowings and capital securities	8,460	3,618	4,020
Total Interest Expense	91,584	59,514	40,890

NET INTEREST INCOME	113,118	112,608	107,748
Provision for loan losses	9,380	5,000	4,400
Net Interest Income After Provision for Loan Losses	103,738	107,608	103,348

NONINTEREST INCOME
Security gains, net	5,481	5,008	5,344
Service charges on deposit accounts	10,412	9,587	9,383
Wealth management fees	7,862	6,977	6,201
Letter of credit fees	2,284	2,208	2,022
Insurance agency fees	6,637	5,685	4,558
Mortgage banking	703	1,497	1,391
Other	7,011	6,424	5,502
Total Noninterest Income	40,390	37,386	34,401

NONINTEREST EXPENSE
Salaries and employee benefits	37,601	34,715	32,845
Occupancy, net	5,101	4,816	4,166
Furniture and equipment	3,297	3,251	2,916
Other taxes	2,973	2,698	2,609
Data processing	4,852	4,290	3,966
Marketing	2,478	2,326	2,399
Amortization of intangibles	325	214	347
FDIC assessment	302	293	289
Other	12,350	9,861	10,853
Total Noninterest Expense	69,279	62,464	60,390
Income Before Taxes	74,849	82,530	77,359
Applicable Income Taxes	21,513	24,287	23,001
Net Income	$53,336	$58,243	$54,358
Earnings per common share—Basic	$2.07	$2.21	$2.05
Earnings per common share—Diluted	2.06	2.18	2.03
Dividends declared per common share	1.17	1.13	1.07

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

S&T Bancorp, Inc. and Subsidiaries

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(dollars in thousands, except per share data)

Balance at December 31, 2003		$74,285	$21,939	$271,699	$27,185	$(62,390)	$332,718
Net income for 2004	$54,358			54,358			54,358
Other comprehensive income, net of tax expense of $2,209:
Unrealized losses on securities of $(2,791) net of reclassification adjustment for gains included in net income of $3,519	(6,310)				(6,310)		(6,310)
Comprehensive Income	$48,048
Cash dividends declared ($1.07 per share)				(28,367)			(28,367)
Treasury stock acquired (542,600 shares)						(15,970)	(15,970)
Treasury stock issued for stock options exercised (490,584 shares)			(210)			10,560	10,350
Recognition of restricted stock compensation expense			252				252
Tax benefit from nonstatutory stock options exercised			2,098				2,098
Balance at December 31, 2004		$74,285	$24,079	$297,690	$20,875	$(67,800)	$349,129
Net income for 2005	$58,243			58,243			58,243
Other comprehensive income, net of tax expense of $4,096:
Unrealized losses on securities of $(8,448) net of reclassification adjustment for gains included in net income of $3,255	(11,703)				(11,703)		(11,703)
Comprehensive Income	$46,540
Cash dividends declared ($1.13 per share)				(29,775)			(29,775)
Treasury stock acquired (660,400 shares)						(23,176)	(23,176)
Treasury stock issued for stock options exercised (330,735 shares)			245			7,662	7,907
Recognition of restricted stock compensation expense			136				136
Tax benefit from nonstatutory stock options exercised			1,660				1,660
Balance at December 31, 2005		$74,285	$26,120	$326,158	$9,172	$(83,314)	$352,421
Net income for 2006	$53,336			53,336			53,336
Other comprehensive income, net of tax expense of $743:
Unrealized gains on securities of $1,441 net of reclassification adjustment for gains included in net income of $3,563	(2,122)				(2,122)		(2,122)
Comprehensive Income	$51,214
Cash dividends declared ($1.17 per share)				(30,047)			(30,047)
Treasury stock acquired (122,244 shares)						(35,269)	(35,269)
Treasury stock issued for stock options exercised (1,031,700 shares)			(435)			3,190	2,755
Recognition of restricted stock compensation expense			59				59
Tax benefit from nonstatutory stock options exercised			502				502
Recognition of nonstatutory stock option compensation expense			452				452
Adjustment to initially apply SFAS No. 158, net of tax of $1,635					(3,036)		(3,036)
Balance at December 31, 2006		$74,285	$26,698	$349,447	$4,014	$(115,393)	$339,051

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

S&T Bancorp, Inc. and Subsidiaries

Year Ended December 31	2006	2005	2004
(dollars in thousands)

OPERATING ACTIVITIES

Net Income	$53,336	$58,243	$54,358
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,380	5,000	4,400
Depreciation and amortization	3,246	3,077	2,832
Net amortization of investment security premiums	967	1,119	2,200
Recognition of stock-based compensation expense	954	—	—
Security gains, net	(5,481)	(5,008)	(5,344)
Deferred income taxes	1,802	1,100	(1,612)
Excess tax benefits from stock-based compensation	(294)	1,660	2,098
Mortgage loans originated for sale	(17,649)	(35,848)	(42,191)
Proceeds from the sale of loans	18,760	36,354	42,983
Gains on the sale of loans, net	(357)	(506)	(792)
(Increase) decrease in interest receivable	(1,501)	(2,513)	677
Increase in interest payable	305	1,651	20
(Increase) decrease in other assets	(9,398)	(12,243)	61
(Decrease) increase in other liabilities	(2,834)	(101)	1,241
Net Cash Provided by Operating Activities	51,236	51,985	60,931

INVESTING ACTIVITIES

Net (increase) decrease in interest-earning deposits with banks	(1)	97	2
Proceeds from maturities of securities available for sale	53,923	66,271	117,256
Proceeds from sales of securities available for sale	11,838	6,506	44,948
Purchases of securities available for sale	(12,950)	(63,533)	(75,931)
Net increase in loans	(188,271)	(205,876)	(188,347)
Purchases of premises and equipment, net	(9,498)	(6,495)	(4,939)
Net Cash Used in Investing Activities	(144,959)	(203,030)	(107,011)

FINANCING ACTIVITIES

Net increase in core deposits	158,318	173,569	163,813
Net (decrease) increase in time deposits	(11,895)	69,052	50,199
Net decrease in short-term borrowings	(95,000)	(75,000)	(9,650)
Net (decrease) increase in securities sold under repurchase agreements and federal funds purchased	(4,808)	39,445	(98,986)
Proceeds from long-term borrowings	133,509	50,868	4,932
Repayments of long-term borrowings	(45,344)	(53,417)	(35,540)
Proceeds from junior subordinated debt securities	25,000	—	—
Net treasury stock activity	(32,514)	(15,269)	(5,620)
Cash dividends paid to shareholders	(30,046)	(29,342)	(28,101)
Excess tax benefits from stock-based compensation	294	—	—
Net Cash Provided by Financing Activities	97,514	159,906	41,047

Increase (decrease) in Cash and Cash Equivalents	3,791	8,861	(5,033)
Cash and Cash Equivalents at Beginning of Year	56,189	47,328	52,361
Cash and Cash Equivalents at End of Year	$59,980	$56,189	$47,328

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

S&T is presently engaged in nonbanking activities through the following six entities: 9th Street Holdings, Inc., S&T Bancholdings, Inc., CTCLIC, S&T Insurance Group, LLC, S&T Professional Resources Group, LLC and Stewart Capital Advisors, LLC. 9th Street Holdings, Inc. was formed in June 1988 and S&T Bancholdings, Inc. was formed in August 2002 to hold and manage a group of investments previously owned by S&T Bank and to give S&T additional latitude to purchase other investments. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC distributes high-quality life insurance and long-term disability income insurance products through Evergreen Insurance Associates, LLC. S&T Professional Resources Group, LLC markets software developed by S&T. Stewart Capital Advisors, LLC was formed August 2005 to act as a registered investment advisor that manages private investment accounts for individuals and institutions and advises the Stewart Capital Mutual Fund.

ACCOUNTING POLICIES

The financial statements of S&T Bancorp, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods. Actual results could differ from those estimates. The more significant accounting policies are described below.

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

CASH FLOW INFORMATION

S&T considers cash and due from banks as cash and cash equivalents. For the years ended December 31, 2006, 2005 and 2004, interest paid was $92,006,000, $61,213,000 and $40,900,000, respectively. Income taxes paid during 2006 were $22,143,000 compared to $23,153,000 for 2005 and $20,808,000 for 2004. For the years ended December 31, 2006, 2005 and 2004, transfers of loans to other real estate owned was $523,000, $3,455,000 and $2,111,000, respectively.

SECURITIES

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and S&T has the ability, at the time of purchase, to hold securities until maturity, they are classified as held to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and are recorded at market value, and unrealized gains and losses on these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

securities, net of related deferred income taxes, are reported in accumulated other comprehensive income. Gains or losses on the disposition of securities are based on the specific identification method. S&T does not engage in any securities trading activity for its own account.

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

Impaired loans are defined by management as commercial and commercial real estate loans which it is probable that S&T will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and underlying collateral value. All impaired loans are classified as substandard for risk classification purposes. Impaired loans are reserved, to the estimated value of collateral and/or cash flow associated with the loan, when management believes principal and interest will not be collected under the contractual terms of the loan. The accrual of interest on impaired loans is discontinued when the loan is 60 days past due or in management’s opinion the account should be placed on nonaccrual status (loans partially charged-off are generally immediately placed on nonaccrual status). When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income and/or the allowance for loan losses, as applicable. Interest income is subsequently recognized only to the extent that cash payments are received.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

LOANS ORIGINATED FOR SALE AND HELD FOR SALE

Loans held for sale consist of 1-4 family residential loans originated for sale in the secondary market and carried at lower of cost or market, determined on an aggregate basis. Loans held for sale were $0.8 million and $1.6 million at December 31, 2006 and 2005, respectively. Gains and losses on sales of loans held for sale are included in other income in the consolidated statements of income. S&T manages its exposure to changes in the market value of loans from the date of commitment to the borrower and the loan’s ultimate sale by entering into mandatory forward commitments to sell the loans. The extent to which S&T elects to cover its loan production with forward commitments varies based upon factors deemed by management to be appropriate in the circumstances. The market value related to the risk of the commitment is the hedged asset or liability on the balance sheet with a corresponding offset recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the market value of the derivative is recorded as a freestanding asset or liability.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred, while improvements which extend an asset’s useful life are capitalized and depreciated over the estimated remaining life of the asset. Depreciation expense is computed generally by the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Useful lives range from three to 25 years for furniture and equipment; ten to 50 years for premises and two to 36 years for leasehold improvements. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, including renewal periods when reasonably assured pursuant to SFAS No. 13, “Accounting for Leases.”

JOINT VENTURES

S&T has limited partnership investments in affordable housing and federal historic rehabilitation projects, for which it provides funding as a limited partner and receives tax credits and tax deductions for any losses incurred by the projects based on its partnership share. At December 31, 2006 and 2005, S&T had recorded investments in other assets on its balance sheet of approximately $15.7 million and $13.7 million, respectively, associated with these investments. Low-income housing relationships are accounted for on the equity basis and are periodically reviewed for impairment. Investments in partnerships for the purpose of rehabilitating historic structures are evaluated for impairment at the end of each reporting period and are recorded at their net realizable value. S&T determined that it is not the primary beneficiary of these partnerships and does not consolidate them.

OTHER REAL ESTATE

Other real estate is included in other assets and is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of a foreclosure. These properties are carried at the lower of cost or market value less estimated cost of resale. Loan losses arising from the acquisition of such property initially are charged against the allowance for loan losses. Gains or losses realized subsequent to acquisition are recorded in other expenses in the results of operations.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the cost of net assets purchased. Goodwill is not amortized, but is evaluated for impairment annually. In 2006, 2005 and 2004, S&T performed the required impairment tests of goodwill at the respective reporting unit level and no impairment existed as of the valuation date, as the market value of S&T’s net assets exceeded their carrying value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

If, for any future period, S&T determines that there has been impairment in the carrying value of its goodwill balances, S&T will record a charge to earnings, which could have a material adverse effect on S&T’s net income.

Intangible assets consist of $3.8 million for the acquisition of core savings deposits ($2.0 million, net of accumulated amortization) and $1.5 million in cost for the acquisition of insurance contract relationships ($0.9 million, net of accumulated amortization), and are amortized over their estimated weighted average lives of 11 years. The estimated aggregate amortization expense for each of the five succeeding years will approximate $0.5 million.

	Goodwill	Core Deposit Intangible
dollars in thousands

Balance at December 31, 2004	$48,021	$3,507
Additions	1,052	276
Amortization	—	(483)
Balance at December 31, 2005	$49,073	$3,300
Additions	882	111
Amortization	—	(494)
Balance at December 31, 2006	$49,955	$2,917

MORTGAGE LOAN SERVICING

Mortgage servicing assets are recognized as separate assets when servicing rights are acquired through loan originations when the underlying loan is sold. Upon sale, the mortgage servicing right is established, which represents the then current market value of future net cash flows expected to be realized for performing the servicing activities. The market value of the mortgage servicing rights are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing rights. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the market value of the mortgage servicing rights, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. Capitalized mortgage servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

as a direct write-down to the carrying value of the mortgage servicing rights. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing rights and the valuation allowance, precluding subsequent recoveries.

For the year ended December 31, 2006 and 2005, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $18.8 million and $36.4 million, respectively. At December 31, 2006 and 2005, mortgage servicing rights were $2.1 million and $2.2 million, respectively. At December 31, 2006, 2005 and 2004, S&T’s servicing portfolio totaled $180.8 million, $185.1 million and $175.9 million, respectively. The fair market value of mortgage servicing rights was $2.2 million and $2.4 million at December 31, 2006 and 2005, respectively.

	Servicing Rights	Valuation Allowance	Net Carrying Value
Dollars in thousands

Balance at December 31, 2004	$2,063	$389	$1,674
Additions/(reductions)	421	(369)	790
Amortization	(286)	—	(286)
Balance at December 31, 2005	2,198	20	2,178
Additions/(reductions)	239	36	203
Amortization	(313)	—	(313)
Balance at December 31, 2006	$2,124	$56	$2,068

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

S&T has certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which S&T enters into an interest-rate swap with a customer while at the same time entering into an offsetting interest-rate swap with another financial institution. In connection with each transaction, S&T agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a same notional amount at a fixed rate. At the same time, S&T agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows S&T’s customer to effectively convert a variable rate loan to a fixed rate for the customer. Because S&T acts as an intermediary for its customer, changes in the market value of the underlying derivative contracts offset each other and do not impact S&T’s results of operations.

S&T offers rate lock commitments to potential borrowers. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. S&T enters into such contracts in order to control interest rate risk under an asset/liability strategy that is meant to limit risk from holding longer-term mortgages. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The rate lock is executed between the mortgagee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

and S&T, and in turn a forward sales contract is executed between S&T and the investor. Both the rate lock commitment and the corresponding forward sales contract for each customer are considered derivatives. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income on the consolidated statements of income.

WEALTH MANAGEMENT ASSETS AND INCOME

Assets held in a fiduciary capacity by the subsidiary bank, S&T Bank, are not assets of S&T Bank and are therefore not included in the consolidated financial statements. Wealth management fee income is reported on the consolidated statement of income.

STOCK-BASED COMPENSATION

S&T has various stock-based employee compensation plans, which are described in Note O. S&T adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment,” on January 1, 2006. S&T is applying the modified prospective method. SFAS No. 123(R) requires measurement of compensation expense of all stock-based awards at market value on the date of grant and recognition of compensation expense over the service period for all awards granted or not yet vested at the date of adoption. As a result of applying the provisions of SFAS No. 123(R), during 2006, S&T recognized compensation expense of $776,000, pretax and $505,000, net of tax. The effect of applying the provisions of SFAS No. 123(R) to both year-to-date basic earnings per share and diluted earnings per share was a decrease of $0.02.

Prior to the adoption of SFAS No. 123(R), S&T applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based awards. No compensation expense was reflected in net income for 2005 and 2004. Results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share if the market value method had been applied to all outstanding and unvested awards in each period.

	2005	2004
(dollars in thousands, except per share data)

Net Income	$58,243	$54,358
Stock-based employee compensation cost determined if the market value method had been applied to all awards, net of tax	(2,173)	(1,324)
Proforma Net Income	$56,070	$53,034

Basic Earnings per Share
As reported	$2.21	$2.05
Proforma	2.13	2.00
Diluted Earnings per Share
As reported	$2.18	$2.03
Proforma	2.10	1.98

On June 20, 2005, the Board of Directors approved the accelerated vesting of the December 20, 2004 stock options awarded to eligible participants under the S&T Bancorp, Inc. 2003 Stock Incentive Plan (the “2003 Stock Plan”), which had an exercise price of $37.08. As a result of the acceleration, unvested options granted in 2004 to acquire approximately 381,000 shares of S&T’s common stock, which otherwise 50 percent would have vested on January 1, 2006 and the remaining shares on January 1, 2007, became immediately exercisable. The options were not “in the money” (i.e., the exercise price of the options were in excess of the price of S&T’s common stock) at the time of acceleration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The Black-Scholes option valuation model was developed for use in estimating the market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. S&T’s employee stock options have characteristics significantly different from those of traded options, and changes in subjective input assumptions can materially affect the market value estimate. For the stock option grants awarded in 2006 and 2005, S&T followed the “short-cut approach,” in developing the estimate of expected life. Under this approach, the expected life is presumed to be the mid point between the vesting date and the end of the contractual term.

The market value for nonstatutory stock options were estimated at the grant dates using a Black-Scholes option pricing model with the following weighted-average assumptions for 2006, 2005, and 2004, respectively: risk-free interest rates of 4.36 percent, 3.61 percent and 3.27 percent; a dividend yield of 3.0 percent, 2.9 percent and 3.3 percent; volatility of the expected market price of S&T’s common stock of .27, .26, and .27; and a weighted-average expected life of seven years, five years and five years.

S&T maintains a Cash Appreciation Rights (“CARs”) plan, which are treated as liability instruments under SFAS No. 123(R). The current market value must be determined at each reporting date. The Black-Scholes option valuation model was used to determine the market value of the CARs as of December 31, 2006. The assumptions used to value the CARs are as follows: a risk-free interest rate of 4.64 percent; a dividend yield of 3.53 percent; volatility of the expected market price of S&T’s common stock of .26; and a weighted-average expected life of 5.98 years.

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

EARNINGS PER COMMON SHARE

Basic Earnings Per Share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Average shares outstanding for computing basic EPS were 25,735,295, 26,384,062 and 26,485,934 for 2006, 2005 and 2004, respectively. Potentially dilutive securities are excluded from the basic calculation, but are included in diluted EPS. Average shares outstanding for computing diluted EPS were 25,940,352, 26,688,148 and 26,799,451 for 2006, 2005 and 2004, respectively. In computing diluted EPS, average shares outstanding have been increased by the common stock equivalents relating to S&T’s outstanding stock options.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles, an entity that holds a financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for certain financial instruments with an embedded derivative at fair value thereby eliminating the need to bifurcate the instrument into its host and the embedded derivative. This Statement will be effective for all financial instruments acquired or issued by S&T on or after January 1, 2007, and is not expected to have a significant impact on S&T’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The Statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This Statement will be effective as of January 1, 2007 and is not expected to have a significant impact on S&T’s financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. S&T will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. Upon adoption, management estimates that the cumulative effect adjustment will be immaterial to retained earnings, which is subject to revision as management completes its analysis.

In September 2006, the FASB issued, SFAS No. 157, “Fair Value Measurements.” This standard provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. S&T will be required to apply the new guidance effective January 1, 2008. S&T is in the process of determining the impact on S&T’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFASB No. 87, 88, 106 and 132(R).” SFAS No. 158 requires companies to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. On December 31, 2006, S&T adopted the recognition and disclosure provisions of SFAS No. 158, which resulted in the recognition of the funded status of its pension and postretirement plans as either assets or liabilities on the consolidated balance sheet and recognition of unrecognized actuarial gains/losses and prior service costs of $3.0 million as a separate component of accumulated comprehensive income, net of tax. SFAS No. 158 did not have an effect on S&T’s consolidated financial condition at December 31, 2005 or 2004. SFAS No. 158’s provisions regarding the change in the measurement date of defined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

postretirement benefit plans are not applicable as S&T already uses a measurement date of December 31 for its pension plan. See Note N for further discussion of the effect of adopting SFAS No. 158 on S&T’s consolidated financial statements.

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

DEPOSITS

The market values disclosed for demand deposits (e.g., noninterest and interest-bearing demand, money market and savings accounts) are, by definition, equal to the amount payable on demand. The carrying amounts for variable-rate, fixed-term, and certificates of deposit approximate their market value at year-end. Market values for fixed-rate certificates of deposit and other time deposits are based on the discounted value of contractual cash flows, using interest rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS AND OTHER BORROWED FUNDS

The carrying amounts of federal funds purchased, securities sold under repurchase agreements and other borrowings approximate their market values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

The following table indicates the estimated market value of S&T’s financial instruments as of December 31:

	2006		2005
	Market Value	Carrying Value	Market Value	Carrying Value
(dollars in thousands)

ASSETS
Cash	$59,980	$59,980	$56,189	$56,189
Securities available for sale	432,045	432,045	481,257	481,257
Other investments	10,562	10,562	13,318	13,318
Loans	2,663,743	2,666,291	2,473,390	2,491,506

LIABILITIES
Deposits	$2,561,929	$2,565,306	$2,412,412	$2,418,884
Securities sold under repurchase agreements & federal funds purchased	132,751	133,021	137,829	137,829
Short-term borrowings	55,000	55,000	150,000	150,000
Long-term borrowings	173,122	171,941	84,967	83,776
Junior subordinated debt securities	25,115	25,000	—	—
Interest-rate swaps	—	—	—	—

NOTE C

Restrictions on Cash and Due from Bank Accounts

The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as a noninterest-bearing balance with the Federal Reserve Board. Required reserves averaged $17,593,000 during 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE D

Securities

The following table indicates the composition of the securities portfolio at December 31:

	Available for Sale
2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$183,161	$16	$(3,174)	$180,003
Collateralized mortgage obligations of U.S. government corporations and agencies	61,087	—	(997)	60,090
Mortgage-backed securities	32,856	15	(1,078)	31,793
Obligations of states and political subdivisions	82,733	37	(1,098)	81,672
Debt securities available for sale	359,837	68	(6,347)	353,558
Marketable equity securities	39,268	16,126	(45)	55,349
Other securities	23,138	—	—	23,138
Total	$422,243	$16,194	$(6,392)	$432,045

	Available for Sale
2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$224,325	$399	$(3,687)	$221,037
Collateralized mortgage obligations of U.S. government corporations and agencies	64,480	6	(847)	63,639
Mortgage-backed securities	39,321	46	(951)	38,416
U.S. treasury securities	499	—	—	499
Obligations of states and political subdivisions	84,998	38	(1,225)	83,811
Debt securities available for sale	413,623	489	(6,710)	407,402
Marketable equity securities	45,421	20,084	(391)	65,114
Other securities	8,741	—	—	8,741
Total	$467,785	$20,573	$(7,101)	$481,257

There were $6,069,000, $5,337,000 and $6,348,000 in gross realized gains and $588,000, $329,000 and $1,004,000 in gross realized losses in 2006, 2005 and 2004, in each case respectively, relative to securities available for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents the age of gross unrealized losses and market value by investment category:

	Less Than 12 Months		12 Months or More		Total
2006	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$—	$—	$175,041	$(3,174)	$175,041	$(3,174)
Collateralized mortgage obligations of U.S. government corporations and agencies	9,515	(29)	50,575	(968)	60,090	(997)
Mortgage-backed securities	—	—	30,535	(1,078)	30,535	(1,078)
Obligations of states and political subdivisions	9,948	(24)	65,731	(1,074)	75,679	(1,098)
Debt securities available for sale	19,463	(53)	321,882	(6,294)	341,345	(6,347)
Marketable equity securities	989	(45)	—	—	989	(45)
Total Temporarily Impaired Securities	$20,452	$(98)	$321,882	$(6,294)	$342,334	$(6,392)

	Less Than 12 Months		12 Months or More		Total
2005	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$142,892	$(2,553)	$32,825	$(1,134)	$175,717	$(3,687)
Collateralized mortgage obligations of U.S. government corporations and agencies	58,696	(847)	—	—	58,696	(847)
Mortgage-backed securities	21,450	(360)	14,466	(591)	35,916	(951)
Obligations of states and political subdivisions	58,898	(753)	14,412	(472)	73,310	(1,225)
Debt securities available for sale	281,936	(4,513)	61,703	(2,197)	343,639	(6,710)
Marketable equity securities	3,052	(245)	2,857	(146)	5,909	(391)
Total Temporarily Impaired Securities	$284,988	$(4,758)	$64,560	$(2,343)	$349,548	$(7,101)

During 2006, S&T recognized other-than-temporary impairments totaling $0.3 million on three equity investment securities. S&T recognized an other-than-temporary impairment totaling $0.3 million on one equity security during 2005 and zero during 2004. S&T does not believe any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment. S&T performs a review on the entire securities portfolio on a quarterly basis to identify securities that may

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

indicate an other-than-temporary impairment. S&T management considers the length of time and the extent to which the market value has been less than cost and the financial condition of the issuer. The unrealized losses on 180 debt securities are primarily attributable to changes in interest rates. The unrealized losses on three marketable equity securities are attributable to temporary declines in market value. S&T has both the intent and the ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost or until maturity.

The amortized cost and estimated market value of debt securities at December 31, 2006, by effective maturity, is included in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For purposes of the maturity table, mortgage-backed securities and collateralized mortgage obligations, which are not due at a single maturity date, have been allocated over maturity groupings based upon the current estimated prepayment rates. The mortgage-backed securities and collateralized mortgage obligations may mature earlier or later than their estimated maturities because of principal prepayment optionality.

Available for Sale	Amortized Cost	Market Value
(dollars in thousands)

Due in one year or less	$56,649	$56,057
Due after one year through five years	261,752	256,911
Due after five years through ten years	38,630	37,855
Due after ten years	2,806	2,735
Total Debt Securities Available for Sale	$359,837	$353,558

At December 31, 2006 and 2005, securities with principal amounts of $287,994,000 and $274,399,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTE E

Loans

The following table indicates the composition of the loan portfolio at December 31:

	2006	2005
(dollars in thousands)

Real estate—construction	$346,173	$332,930
Real estate—mortgages:
Residential	570,304	523,745
Commercial	973,015	920,349
Commercial and industrial	702,833	644,686
Consumer installment	73,140	68,216
Gross Portfolio Loans	2,665,465	2,489,926
Allowance for loan losses	(33,220)	(36,572)
Total Portfolio Loans	2,632,245	2,453,354
Loans held for sale	826	1,580
Total Loans	$2,633,071	$2,454,934

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents changes in the allowance for loan losses for the year ended December 31:

	2006	2005	2004
(dollars in thousands)

Balance at beginning of year	$36,572	$34,262	$31,478

Charge-offs	(14,038)	(3,929)	(7,175)
Recoveries	1,306	2,208	5,559
Net charge-offs	(12,732)	(1,721)	(1,616)

Provision for loan losses	9,380	5,000	4,400
Reclassification of allowance for lending-related commitments(1)	—	(969)	—
Balance at end of year	$33,220	$36,572	$34,262
(1)	During the second quarter of 2005, S&T reclassified $969,000 of its allowance for loan losses to a separate allowance for probable credit losses inherent in lending-related commitments. Net income and prior period balances were not affected by this reclassification. The separate allowance is included in other liabilities.

S&T Bank has granted loans to certain officers and directors of S&T as well as to certain affiliates of the officers and directors in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectability. The aggregate dollar amounts of these loans were $32,714,000 and $32,136,000 at December 31, 2006 and 2005, respectively. During 2006, $15,196,000 of new loans were funded and repayments totaled $14,618,000.

The principal balances of loans on nonaccrual status were $19,852,000 and $11,166,000 at December 31, 2006 and 2005, respectively. Other real estate owned which is included in other assets, was $523,000 at December 31, 2006 and $3,712,000 at December 31, 2005.

S&T attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio. S&T monitors concentrations of credit risk. At December 31, 2006 and 2005, S&T had no concentrations of credit risk by industry or group. Geographic concentrations exist because S&T provides a full range of banking services, including commercial, consumer and mortgage loans to individuals and corporate customers in its ten-county market areas in western Pennsylvania. Management believes these risks are mitigated by underwriting guidelines and ongoing review by loan administration.

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans:

	2006	2005	2004
(dollars in thousands)

Recorded investment in loans considered to be impaired	$26,152	$29,745	$10,458
Recorded investment in impaired loans with no related allowance for loan losses	19,698	7,741	1,388
Loans considered to be impaired that were on a nonaccrual basis	8,617	5,507	2,138
Allowance for loan losses related to loans considered to be impaired	2,627	9,937	5,712
Average recorded investment in impaired loans	31,426	16,325	13,762
Total interest income per contractual terms on impaired loans	2,675	2,115	684
Interest income on impaired loans recognized on a cash basis	1,867	1,854	571

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE F

Premises and Equipment

The following table is a summary of the premises and equipment accounts at December 31:

	Estimated Useful Life	2006	2005
(dollars in thousands)

Land	Indefinite	$4,738	$4,530
Premises	10-50 years	35,746	29,949
Furniture and equipment	3-25 years	24,704	21,957
Leasehold improvements	2-36 years	3,376	3,944
		68,564	60,380
Accumulated depreciation		(32,864)	(31,257)
Total		$35,700	$29,123

Depreciation related to premises and equipment was $2,922,000, $2,863,000 and $2,485,000 in 2006, 2005 and 2004, respectively.

Certain banking facilities are leased under short-term lease arrangements expiring at various dates to the year 2051. All such leases are accounted for as operating leases. Rental expense for premises and equipment amounted to $2,555,000, $2,229,000 and $1,963,000 in 2006, 2005 and 2004, respectively. Minimum annual rentals and renewal options for each of the years 2007-2011 are approximately $1,089,000, $1,060,000, $1,019,000, $1,003,000, and $993,000, respectively, and $15,004,000 for the years thereafter. Included in the above are leases entered into with three directors for which rental expense totaled $557,000, $611,000 and $575,000 in 2006, 2005 and 2004, respectively.

NOTE G

Deposits

The following table indicates the composition of deposits at December 31:

	2006		2005
	Balance	Expense	Balance	Expense
(dollars in thousands)

Noninterest-bearing demand	$448,453	$—	$435,672	$—
Interest-bearing demand	150,568	60	155,191	21
Money market	163,105	3,736	242,228	3,812
Savings	881,967	32,787	652,685	11,263
Time deposits	921,213	36,946	933,108	29,728
Total	$2,565,306	$73,529	$2,418,884	$44,824

The aggregate of all time deposits over $100,000 amounted to $261,646,000 and $206,666,000 for December 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table indicates the scheduled maturities of time deposits at December 31:

	2006	2005
(dollars in thousands)

Due in one year	$659,530	$548,150
Due in one to two years	161,689	198,753
Due in two to three years	55,100	102,937
Due in three to four years	15,440	38,479
Due in four to five years	20,117	21,200
Due after five years	9,337	23,589
Total	$921,213	$933,108

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

Securities Sold Under Repurchase Agreements and Federal Funds Purchased	2006	2005	2004
(dollars in thousands)

Balance at December 31:	$133,021	$137,829	$98,384
Average balance during the year	114,544	132,406	164,645
Average interest rate during the year	4.51%	2.98%	1.16%
Maximum month-end balance during the year	$156,471	$174,467	$199,538
Average interest rate at year-end	4.83%	3.80%	1.77%

Federal Home Loan Bank (FHLB) Advances	2006	2005	2004
(dollars in thousands)

Balance at December 31:	$55,000	$150,000	$225,000
Average balance during the year	88,342	221,918	293,391
Average interest rate during the year	5.01%	3.21%	1.47%
Maximum month-end balance during the year	$150,000	$315,000	$380,000
Average interest rate at year-end	5.44%	4.34%	2.20%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE I

Long-Term Borrowings

The following table is a summary of long-term borrowings with the FHLB:

	2006		2005
	Balance	Average Rate	Balance	Average Rate
(dollars in thousands)

Due in one year	$20,920	5.39%	$45,344	3.79%
Due in one to two years	50,965	5.05%	10,362	5.70%
Due in two to three years	84,429	5.49%	379	4.88%
Due in three to four years	5,760	6.41%	13,638	6.08%
Due in four to five years	564	4.89%	4,929	6.67%
Due after five years	9,303	5.26%	9,124	4.86%
Total	$171,941	5.36%	$83,776	4.69%

The purpose of these borrowings is to match-fund selected new loan originations, to mitigate interest-rate sensitivity risks and to take advantage of discounted borrowing rates through the FHLB for community investment projects.

S&T pledged securities and all 1-4 family and multi-family mortgage loans as collateral for any current or future FHLB borrowings. The total carrying amount of these pledged loans was $443,734,000 at December 31, 2006. At December 31, 2006, S&T had availability with the FHLB of $516,518,000.

At December 31, 2006, S&T had long-term repurchase agreement borrowings totaling $50.0 million at a weighted average fixed-rate of 5.52 percent, which matures within one year. At December 31, 2005, S&T had no long-term repurchase agreement borrowings outstanding. The purpose of these borrowings was to lock in fixed-rate fundings to mitigate interest-rate risk.

On September 21, 2006, S&T Bank issued $25.0 million of junior subordinated debt through a pooled transaction at an initial fixed rate of 6.78%. On September 15, 2011 and quarterly thereafter, S&T Bank has the option to redeem the subordinated debt, subject to a 30 day written notice and prior approval by the FDIC. If S&T Bank chooses not to exercise the option for early redemption on September 15, 2011 or subsequent quarters, the subordinated debt will convert to a variable rate of 3-month LIBOR plus 160 basis points. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on December 15, 2036.

NOTE J

Dividend and Loan Restrictions

Certain restrictions exist regarding the ability of S&T Bank to transfer funds to S&T in the form of dividends and loans. The amount of dividends that may be paid to S&T is restricted by regulatory guidelines concerning minimum capital requirements. S&T Bank could pay dividends of approximately $18.5 million without affecting its well-capitalized position at December 31, 2006.

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

NOTE L

Guarantees

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T’s financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement. S&T’s exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $686,204,000 and $635,809,000 at December 31, 2006 and 2005, respectively. Unfunded other loan commitments totaled $157,863,000 and $144,694,000 at December 31, 2006 and 2005, respectively; and obligations under standby letters of credit totaled $220,494,000 and $206,249,000 at December 31, 2006 and 2005, respectively.

NOTE M

Income Taxes

Income tax expense (credits) for the years ended December 31 are comprised of:

	2006	2005	2004
(dollars in thousands)

Current	$19,711	$23,288	$24,613
Deferred	1,802	999	(1,612)
Total	$21,513	$24,287	$23,001

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(2.8)	(2.3)	(2.2)
Dividend exclusion	(0.5)	(0.7)	(0.7)
Low income housing tax credits	(1.9)	(1.6)	(1.5)
Other	(1.1)	(1.0)	(0.9)
Effective tax rate	$28.7%	29.4%	29.7%

Income taxes applicable to security gains were $1,918,000 in 2006, $1,753,000 in 2005 and $1,870,000 in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Significant components of S&T’s temporary differences were as follows at December 31:

	2006	2005
(dollars in thousands)

Deferred tax liabilities:
Net unrealized holding gains on securities available for sale	$(3,796)	$(4,939)
Prepaid pension in other employee benefits	(5,816)	(3,997)
Deferred loan income	(1,949)	(2,476)
Purchase accounting	(3,855)	(4,783)
Other	(1,232)	(778)
Total deferred tax liabilities	(16,648)	(16,973)
Deferred tax assets:
Allowance for loan losses	12,059	13,090
Loan fees	905	1,152
Net adjustment to apply SFAS No. 158	1,635	—
State taxes NOL carryforwards	325	274
Other	3,016	2,722
Gross deferred tax assets	17,940	17,238
Less:
Valuation allowance	(325)	(274)
Total deferred tax assets	17,615	16,964
Net deferred tax asset (liability)	$967	$(9)

S&T establishes a valuation allowance when it is more likely than not that S&T will not be able to realize the benefit of the deferred tax assets, i.e., when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets as of December 31, 2006 and 2005 were reduced by a valuation allowance of $0.3 million, related to state income tax net operating losses generated by certain subsidiaries, as utilization of these losses is not likely. These operating loss carryforwards total $5.0 million and will expire in the years 2020-2025.

The period change in deferred taxes is recorded both directly to capital and as a part of the income tax expense and can be summarized as follows at December 31:

	2006	2005
(dollars in thousands)

Deferred tax changes reflected in other comprehensive income	$(2,778)	$(6,301)
Deferred tax changes reflected in federal income tax expense	1,802	999
Net change in deferred taxes	$(976)	$(5,302)

NOTE N

Employee Benefits

S&T Bank maintains a defined benefit pension plan (the “Plan”) covering substantially all employees. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table summarizes the components of net periodic pension expense for the Plan:

	2006	2005	2004
(dollars in thousands)

Service cost—benefits earned during the period	$1,989	$1,725	$1,535
Interest cost on projected benefit obligation	2,763	2,583	2,313
Expected return on plan assets	(4,135)	(3,435)	(2,978)
Net amortization and deferral	185	43	19
Net periodic pension expense	$802	$916	$889

The following tables summarize the activity in the benefit obligation and Plan assets:

	2006	2005
(dollars in thousands)

CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$48,440	$43,070
Service cost	1,989	1,725
Interest cost	2,763	2,583
Plan participants’ contributions	318	294
Actuarial gain	(1,260)	2,619
Benefits paid	(1,934)	(1,851)
Projected benefit obligation at end of year	$50,316	$48,440

CHANGE IN PLAN ASSETS
Market value of plan assets at beginning of year	$52,620	$42,145
Actual return on plan assets	5,586	2,829
Employer contribution	6,000	9,203
Plan participants’ contributions	318	294
Benefits paid	(1,934)	(1,851)
Market value of plan assets at end of year	$62,590	$52,620

The following table sets forth the Plan’s funded status and the accrued pension cost in the consolidated balance sheets at December 31:

	2006	2005
(dollars in thousands)

Projected benefit obligation at end of year	$(50,316)	$(48,440)
Market value of plan assets at end of year	62,590	52,620
Funded status	12,274	4,180
Unrecognized net loss	4,225	7,105
Unamortized prior service cost	118	134
Prepaid pension cost included in other assets	$16,617	$11,419

On December 31, 2006, S&T adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 requires an employer to recognize the funded status of any defined benefit pension plan or postretirement benefit plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. For the Plan, the adjustment to accumulated other comprehensive income at adoption represents the net unrecognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

actuarial loss and unamortized prior service cost which were previously netted against the plan’s funded status in S&T’s statement of financial position pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to S&T’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income upon adoption of SFAS No. 158.

The incremental effect of adopting the provisions of SFAS No. 158 on S&T’s statement of financial position at December 31, 2006 is presented in the following table. The adoption of SFAS No. 158 had no effect on S&T’s consolidated statement of income for the year ended December 31, 2006, or for any prior periods presented, and will not effect S&T’s operating results in future periods.

RETIREMENT PLAN OF S&T BANK	2006
(dollars in thousands)

Amounts Recognized in the Statement of Financial Position and in Retained Earnings Consist of:
Prior to adoption of SFAS No. 158:
Prepaid benefit cost	$16,617
Accrued benefit liability	—
Intangible asset	—
Accumulated other comprehensive income	—
Net amount recognized in retained earnings	$16,617
After adoption of SFAS No. 158:
Net amount recognized in statement of financial position	$12,274
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$118
Net actuarial loss	4,225
Total (before tax effects)	$4,343
Change in accumulated other comprehensive income due to adoption of SFAS No. 158 (before tax effects)	$4,343

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $118,000 ($77,000, net of tax) and unrecognized actuarial losses of $4,225,000 ($2,746,000, net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2007 is $16,000 ($10,000, net of tax) and $0, respectively.

The accumulated benefit obligation for the Plan was $43,049,000 at December 31, 2006 and $41,370,000 at December 31, 2005.

Below are actuarial assumptions used in accounting for the Plan at December 31:

	2006	2005	2004
Weighted-average discount rate	5.75%	6.00%	6.00%
Rate of increase in future compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

S&T considers many factors when setting the assumed rate of return on Plan assets. As a general guideline the assumed rate of return is equal to the weighted average of the expected returns for each asset category and is estimated based on historical returns as well as expected future returns.

The Plan’s weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31
Asset Category	2006	2005
Equity Securities	55%	59%
Debt Securities	33%	26%
Other	12%	15%
Total	100%	100%

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

S&T Bank contributed $7.2 million to the Plan in 2005 for 2006. S&T Bank also contributed $6.0 million to the Plan in 2006 for 2007. This contribution comprised the majority of the other asset category (e.g., money market account) at December 31, 2006. Benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Plan for each of the years 2007-2011 and are $1,981,000, $2,107,000, $2,270,000, $2,468,000, $2,663,000, respectively, and $16,382,000 for the five years thereafter.

S&T also has a supplemental executive retirement plan (“SERP”) for certain key employees. The SERP is unfunded. The balances of the actuarial present values of projected benefit obligations related to the SERP were $3,389,000 and $3,304,000 at December 31, 2006 and 2005, respectively. Accrued pension costs related to the SERP were $2,835,000 and $2,904,000 at December 31, 2006 and 2005, respectively. In accordance with SFAS No. 158, $485,000 before tax was reflected in accumulated other comprehensive income at December 31, 2006 in relation to the SERP. In addition, S&T pays the post-retirement health care for a limited number of retirees. The SFAS No. 158 adjustment of ($156,000), before tax was reflected in accumulated other comprehensive income at December 31, 2006, in relation to post-retirement medical benefits. Net periodic pension cost related to the SERP was $340,000, $317,000 and $279,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The actuarial assumptions are the same as those used for the Plan.

S&T maintains a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. S&T makes matching contributions to the Thrift Plan up to 3 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $1,452,000, $1,963,000 and $1,428,000 in 2006, 2005 and 2004, respectively.

NOTE O

Incentive and Restricted Stock Plan and Dividend Reinvestment Plan

S&T adopted an Incentive Stock Plan in 1992 (“1992 Stock Plan”) that provides for granting incentive stock options, nonstatutory stock options, restricted stock and appreciation rights. On October 17, 1994, the 1992 Stock Plan was amended to include outside directors. The 1992 Stock Plan covers a maximum of 3.2 million shares of S&T common stock and expires ten years from the date of board

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

approval. At December 31, 2002, 3,180,822 nonstatutory stock options and 35,600 restricted stock awards had been granted under the 1992 Stock Plan. No further awards will be made under the 1992 Stock Plan.

S&T adopted the 2003 Stock Plan in 2003 that provides for granting incentive stock options, nonstatutory stock options, restricted stock and appreciation rights. The 2003 Stock Plan covers a maximum of 1.5 million shares of S&T common stock and expires ten years from the date of board approval. The 2003 Stock Plan is similar to the 1992 Stock Plan, which the 2003 Stock Plan replaced. As of December 31, 2006, 937,500 nonstatutory stock options have been granted under the 2003 Stock Plan and 642,750 are currently exercisable.

S&T granted nonstatutory stock options in 2006 under the 2003 Stock Plan at an exercise price determined by the S&T Bancorp, Inc. Board of Directors Compensation Benefits Committee on the date of grant. S&T granted nonstatutory stock options in 2005 under the 2003 Stock Plan at an exercise price equal to the market value of S&T common stock on the date of grant. Nonstatutory stock options granted in 2006 and 2005 have a four-year vesting period and a ten-year life, with 25 percent vesting each year on January 1 of the succeeding year. Stock options granted in 2004 under the 2003 Stock Plan and have a ten-year life. There were 4,000 shares of nonstatutory stock options issued in 2006 and 202,500 shares of nonstatutory stock options issued in 2005 at a price of $37.86. The total compensation expense related to the 2006 grant will approximate $19,000, net of tax over the next three years. The total compensation expense related to the 2005 grant will approximate $857,000 net of tax over the next three years.

During 2006, total proceeds from the 122,200 shares of nonstatutory stock options exercised totaled $2,755,000 and resulted in a tax benefit of $502,000. During 2005, total proceeds for the 330,735 shares exercised totaled $7,906,000 and resulted in a tax benefit of $1,660,000. During 2004, total proceeds for the 490,525 shares exercised totaled $10,347,000 and resulted in a tax benefit of $2,098,000.

Below is activity for nonstatutory stock options for the years ending December 31:

	2006		2005		2004
	Number of Shares	Weighted Average Option Price	Number of Shares	Weighted Average Option Price	Number of Shares	Weighted Average Option Price
Outstanding at beginning of year	1,775,762	$29.05	1,919,697	$27.25	2,041,572	$26.34
Granted	4,000	37.86	202,500	37.86	380,700	37.08
Exercised	(122,200)	22.54	(330,735)	23.90	(490,525)	21.09
Forfeited	(7,200)	35.04	(15,700)	30.81	(12,050)	28.13
Outstanding at end of year	1,650,362	29.52	1,775,762	29.05	1,919,697	27.25
Exercisable at end of year	1,443,862	$28.33	1,422,312	$27.70	1,110,922	$23.08

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table summarizes the total shares outstanding and the range and weighted average of exercise prices and remaining contractual lives at December 31:

	2006			2005			2004
	Shares Outstanding	Exercise Price	Contractual Remaining Life (Years)	Shares Outstanding	Exercise Price	Contractual Remaining Life (Years)	Shares Outstanding	Exercise Price	Contractual Remaining Life (Years)
1995	—	$—	—	—	$—	—	23,000	$13.13	1
1996	—	—	—	25,500	15.44	1	62,500	15.44	2
1997	87,462	20.38	1	113,062	20.38	2	143,822	20.38	3
1998	145,900	27.75	2	162,700	27.75	3	217,300	27.75	4
1999	123,100	22.88	3	128,900	22.88	4	152,600	22.88	5
2000	137,300	19.81	4	147,800	19.81	5	163,500	19.81	6
2001	202,700	24.40	5	219,600	24.40	6	266,525	24.40	7
2002	104,650	26.60	6	110,500	26.60	7	163,350	26.60	8
2003	284,550	29.97	7	300,800	29.97	8	346,400	29.97	9
2004	358,200	37.08	8	364,400	37.08	9	380,700	37.08	10
2005	202,500	37.86	9	202,500	37.86	10	—	—	—
2006	4,000	37.86	9	—	—	—	—	—	—
Total	1,650,362	$29.52	5.9	1,775,762	$29.05	6.6	1,919,697	$27.25	6.9

The weighted-average remaining contractual term of shares currently exercisable at December 31, 2006 is 5.4 years.

S&T also maintains a Cash Appreciation Rights (“CARs”) plan under which CARs are granted. CARs are rights to appreciation of the market value of S&T’s common stock over the exercise price as of the date of grant. The CARs are settled in cash. There were no CARs granted in 2006 and 2004. CARs granted in 2005 have a four-year vesting period and a ten-year life, with 25 percent vesting each year on January 1 of the succeeding year. There were CARs with respect to 206,900 shares of S&T common stock issued in 2005 at a price of $37.86. During 2006, CARs with respect to 7,200 shares have been forfeited. The total compensation expense related to the 2005 grant will approximate $633,000, net of tax over the next three years.

As of December 31, 2006, there were 8,900 shares of unvested restricted stock awards granted related to a previous grant. There were no restricted stock awards granted in 2006 and 2005. These shares vest 25 percent per year with the first vesting, which occurred on January 1, 2004. During the restricted period, the recipient receives dividends and can vote the shares. Generally, if the recipient leaves S&T before the end of the restricted period, the shares will be forfeited. Compensation expense for the restricted stock is ratably recognized over the period of service, generally the restricted period, based on the market value of the stock on the date of grant. As of December 31, 2006 there were 8,900 shares of restricted stock remaining to vest on January 1, 2007.

S&T also sponsors a dividend reinvestment plan (“Dividend Plan”) whereby shareholders may purchase shares of S&T common stock at market value with reinvested dividends and voluntary cash contributions. American Stock Transfer and Trust Company, the plan administrator and transfer agent, purchases the shares on the open market to fulfill the Dividend Plan’s needs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE P

S&T Bancorp, Inc. (parent company only)

Condensed Financial Information

BALANCE SHEETS AT DECEMBER 31:	2006	2005
(dollars in thousands)

ASSETS
Cash	$83	$54
Investments in:
Bank subsidiary	295,780	308,732
Nonbank subsidiaries	36,678	33,384
Other assets	17,490	17,864
Total Assets	$350,031	$360,034

LIABILITIES
Dividends payable	$7,615	$7,613
Other liabilities	3,365	—
Total Liabilities	10,980	7,613
Total Shareholders’ Equity	339,051	352,421
Total Liabilities and Shareholders’ Equity	$350,031	$360,034

STATEMENTS OF INCOME FOR THE YEAR ENDED DECEMBER 31:	2006	2005	2004
(dollars in thousands)

Dividends from subsidiaries	$63,745	$44,733	$34,025
Investment income	67	16	29
Other Expenses	818	802	774
Income before equity in undistributed net income of subsidiaries	62,994	43,947	33,280
(Distribution in excess of net income) equity in undistributed net income of:
Bank subsidiary	(13,448)	9,899	15,195
Nonbank subsidiaries	3,790	4,397	5,883
Net Income	$53,336	$58,243	$54,358

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31:	2006	2005	2004
(dollars in thousands)

OPERATING ACTIVITIES
Net Income	$53,336	$58,243	$54,358
Equity in undistributed net income of subsidiaries	9,658	(14,296)	(21,078)
Tax benefit from nonstatutory stock options exercised	1,049	1,795	2,098
Other	(1,748)	(1,137)	(1,664)
Total Provided by Operating Activities	62,295	44,605	33,714

FINANCING ACTIVITIES
Dividends	(30,046)	(29,342)	(28,101)
Net treasury stock activity	(32,514)	(15,269)	(5,620)
Excess tax benefits from stock-based compensation	294	—	—
Total Used by Financing Activities	(62,266)	(44,611)	(33,721)
Increase (decrease) in Cash	29	(6)	(7)
Cash at Beginning of Year	54	60	67
Cash at End of Year	$83	$54	$60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Quantitative measures established by regulation to ensure capital adequacy require S&T to maintain minimum amounts and ratios of Tier 1 and Total capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2006 and 2005, S&T meets all capital adequacy requirements to which it is subject.

To be classified as well capitalized, S&T must maintain minimum Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)

As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$347,487	11.93%	$233,085	8.00%	$291,356	10.00%
Tier 1 Capital (to Risk Weighted Assets)	282,030	9.68%	116,543	4.00%	174,814	6.00%
Tier 1 Capital (to Average Assets)	282,030	8.84%	95,755	3.00%	159,591	5.00%

As of December 31, 2005
Total Capital (to Risk Weighted Assets)	$333,945	12.09%	$220,973	8.00%	$276,216	10.00%
Tier 1 Capital (to Risk Weighted Assets)	290,531	10.52%	110,486	4.00%	165,729	6.00%
Tier 1 Capital (to Average Assets)	290,531	9.50%	91,766	3.00%	152,943	5.00%

The most recent notifications from the Federal Reserve Bank and the FDIC categorized S&T and S&T Bank, respectively, as well capitalized under the regulatory framework for corrective action. There have been no conditions or events that management believes have changed S&T or S&T Bank’s ranking during 2006 and 2005.

At December 31, 2006, S&T Bank’s Tier 1 and Total capital ratios were 8.54 percent and 10.64 percent, respectively, and Tier 1 capital to average assets was 7.74 percent. At December 31, 2005, S&T Bank’s Tier 1 and Total capital ratios were 9.57 percent and 10.89 percent, respectively, and Tier 1 capital to average assets was 8.61 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE R

Selected Financial Data

(unaudited)

	2006				2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
(dollars in thousands, except per share data)

SUMMARY OF OPERATIONS
Income Statements:
Interest income	$52,833	$53,028	$50,957	$47,884	$46,476	$44,035	$42,145	$39,466
Interest expense	24,758	24,186	22,830	19,810	17,991	15,595	13,780	12,148
Provision for loan losses	828	1,352	5,700	1,500	1,500	3,000	(300)	800
Net interest income after provision for loan losses	27,247	27,490	22,427	26,574	26,985	25,440	28,665	26,518
Security gains, net	1,218	1,210	1,244	1,809	1,239	1,300	801	1,668
Noninterest income	8,434	8,711	9,090	8,674	8,462	8,107	8,385	7,423
Noninterest expense	18,727	16,339	17,273	16,939	16,237	14,662	15,486	16,078
Income before taxes	18,172	21,072	15,488	20,118	20,449	20,185	22,365	19,531
Applicable income taxes	4,973	6,408	4,251	5,881	5,886	5,818	6,872	5,711
Net income	$13,199	$14,664	$11,237	$14,237	$14,563	$14,367	$15,493	$13,820

PER SHARE DATA
Net income-Diluted	$0.52	$0.57	$0.43	$0.54	$0.55	$0.54	$0.58	$0.51
Dividends declared	0.30	0.29	0.29	0.29	0.29	0.28	0.28	0.28
Book value	13.37	13.24	13.14	13.41	13.41	13.35	13.09	13.06

AVERAGE BALANCE SHEET TOTALS
Total assets	$3,270,151	$3,285,807	$3,282,972	$3,205,843	$3,141,728	$3,090,488	$3,061,157	$2,998,237
Securities	428,556	453,128	469,472	485,935	495,676	504,806	516,704	518,872
Net loans	2,585,787	2,579,072	2,563,889	2,476,748	2,415,587	2,346,862	2,317,945	2,259,300
Total deposits	2,572,123	2,518,761	2,494,841	2,424,946	2,348,991	2,269,085	2,188,288	2,157,201
Securities sold under repurchase agreements and federal funds purchased	99,661	104,441	116,497	138,111	162,718	141,494	127,901	96,687
Short-term borrowings	21,685	86,359	117,637	128,889	146,957	197,337	282,912	262,000
Long-term borrowings	163,161	182,790	161,422	108,817	83,813	82,174	68,352	79,248
Subordinated debt	25,000	2,717	—	—	—	—	—	—
Total shareholders’ equity	342,303	343,176	346,351	356,341	353,373	351,432	348,871	353,472

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

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management assessed the corporation’s system of internal control over financial reporting as of December 31, 2006, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2006, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

/s/ James C. Miller	/s/ Robert E. Rout

James C. Miller, Chairman and Chief Executive Officer	Robert E. Rout Senior Executive Vice President, Chief Financial Officer and Secretary

Indiana, Pennsylvania
February 23, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

S&T Bancorp, Inc. and Subsidiaries

Audit Committee of the Board of Directors

S&T Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that S&T Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). S&T Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that S&T Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, S&T Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of S&T Bancorp, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, of S&T Bancorp, Inc. and our report dated February 23, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 23, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

S&T Bancorp, Inc. and Subsidiaries

The Audit Committee of the Board of Directors

S&T Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of S&T’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of S&T Bancorp, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, in 2006 the Company changed its method for the recognition of stock-based compensation expense in accordance with Financial Accounting Standards Board Statement 123(R), Share Based Payment. Also, as discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension and postretirement plans as of December 31, 2006, in accordance with Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of S&T Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 23, 2007

Item 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of S&T’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer) management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the corporation’s system of internal control over financial reporting as of December 31, 2006, in relation to criteria for effective internal control over financial reporting as described in “Internal Control —Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2006, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”.

Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting, as stated in their report which is included herein.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated herein from the sections entitled “Beneficial Ownership of S&T Common Stock by Directors and Officers” and “Executive Officers of the Registrant” in our proxy statement relating to our April 16, 2007, annual meeting of shareholders.

Item 11.  EXECUTIVE COMPENSATION

This information required by Item 11 of Form 10-K is incorporated herein from the sections entitled “Director Compensation” and “Remuneration of Executive Officers” in our proxy statement relating to our April 16, 2007, annual meeting of shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except as set forth below the information required by Item 12 of Form 10-K is incorporated from the sections entitled “Principal Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement relating to our April 16, 2007, annual meeting of shareholders.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006 related to the equity compensation plans in effect at that time.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders[1]	1,650,362	$29.52	562,500
Equity compensation plans not approved by shareholders	0	0	0
Total	1,650,362	$29.52	562,500
(1)	Awards granted under the S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan (the “1992 Plan”) and the 2003 Incentive Stock Plan. The 1992 Plan expired in 2002 and no further awards may be granted thereunder.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein from the sections entitled “Transactions with Related Parties” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement relating to our April 16, 2007, annual meeting of shareholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein from the section entitled “Independent Registered Public Accounting Firm” in our proxy statement relating to our April 16, 2007, annual meeting of shareholders.

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

(b) Exhibits

3.1	Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit B to Registration Statement (No. 2-83565) on Form S-4 of S&T Bancorp, Inc., dated May 5, 1983, and incorporated herein by reference.

3.2	Amendment to Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit 3.2 to Form S-4 Registration Statement (No. 33-02600) dated January 15, 1986, and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective May 8, 1989, incorporated herein by reference. Filed as exhibit 3.3 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective July 21, 1995. Filed as exhibit 3.4 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated here by reference.

3.5	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective June 18, 1998. Filed as exhibit 3.5 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated herein by reference.

3.6	By-laws of S&T Bancorp, Inc., as amended, December 16, 2002. Filed as Exhibit 3.6 to S&T Bancorp, Inc. Annual Report on Form 10-K for the year ending December 31, 2002 and incorporated herein by reference.

10.1	S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-48549) dated March 24, 1998 and incorporated herein by reference.*

10.2	S&T Bancorp, Inc. 2003 Incentive Stock Plan. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-111557) dated December 24, 2003 and incorporated herein by reference.*

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
/s/ James C. Miller	02/26/07
James C. Miller, Chairman and Chief Executive Officer	Date

/s/ Robert E. Rout	02/26/07
Robert E. Rout, Senior Executive Vice President, Chief Financial Officer and Secretary	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James C. Miller James C. Miller	Chairman and Chief Executive Officer (Principal Executive Officer)	02/26/07

/s/ Robert E. Rout Robert E. Rout	Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	02/26/07

/s/ Joseph A. Kirk Joseph A. Kirk	Director	02/26/07

Thomas A. Brice	Director	02/26/07

* Todd D. Brice	Director	02/26/07

* James L. Carino	Director	02/26/07

John J. Delaney	Director	02/26/07

* Michael J. Donnelly	Director	02/26/07

SIGNATURE		TITLE	DATE

*		Director	02/26/07
William J. Gatti

*		Director	02/26/07
Ruth M. Grant

*		Director	02/26/07
Jeffrey D. Grube

*		Director	02/26/07
Frank W. Jones

*		Director	02/26/07
Samuel Levy

*		Director	02/26/07
James V. Milano

		Director	02/26/07
Christine J. Olson

*		Director	02/26/07
Alan Papernick

		Director	02/26/07
Myles D. Sampson

*		Director	02/26/07
Charles A. Spadafora

*By:	/s/ Joseph A. Kirk Joseph A. Kirk Attorney-in-fact	Director	02/26/07