Form 10-Q
period 2007-03-31
S&T BANCORP INC
filed 2007-05-08
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Common Stock, $2.50 Par Value - 24,801,695 shares as of April 30, 2007

IND EX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)	March 31, 2007 (Note A)	December 31, 2006 (audited)
ASSETS
Cash and due from banks	$58,734	$59,980
Securities available for sale	399,569	432,045
Other investments	12,815	10,562
Loans held for sale	897	826
Portfolio loans, net of allowance for loan losses of $35,319 at March 31, 2007 and $33,220 at December 31, 2006	2,698,334	2,632,245
Premises and equipment, net	36,586	35,700
Goodwill	50,087	49,955
Other intangibles, net	4,830	4,985
Bank owned life insurance	34,570	34,251
Other assets	80,138	77,994

Total Assets	$3,376,560	$3,338,543

LIABILITIES
Deposits:
Noninterest-bearing demand	$445,176	$448,453
Interest-bearing demand	147,952	150,568
Money market	149,204	163,105
Savings	912,546	881,967
Time deposits	922,009	921,213

Total Deposits	2,576,887	2,565,306
Securities sold under repurchase agreements and federal funds purchased	104,552	133,021
Short-term borrowings	65,000	55,000
Long-term borrowings	221,715	171,941
Junior subordinated debt securities	25,000	25,000
Other liabilities	55,847	49,224

Total Liabilities	3,049,001	2,999,492

SHAREHOLDERS’ EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	—	—
Common stock ($2.50 par value) Authorized—50,000,000 shares in 2007 and 2006 Issued—29,714,038 shares in 2007 and 2006	74,285	74,285
Additional paid-in capital	26,776	26,698
Retained earnings	355,120	349,447
Accumulated other comprehensive income	2,192	4,014
Treasury stock (4,816,251 shares at March 31, 2007 and 4,352,764 shares at December 31, 2006, at cost)	(130,814)	(115,393)

Total Shareholders’ Equity	327,559	339,051

Total Liabilities and Shareholders’ Equity	$3,376,560	$3,338,543

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(dollars and share data in thousands, except per share data)	2007	2006
INTEREST INCOME
Loans, including fees	$48,732	$42,801
Investment securities:
Taxable	3,073	3,860
Tax-exempt	661	681
Dividends	468	542

Total Interest Income	52,934	47,884
INTEREST EXPENSE
Deposits	19,595	15,701
Securities sold under repurchase agreements and federal funds purchased	1,309	1,390
Short-term borrowings	762	1,436
Long-term borrowings and capital securities	3,059	1,283

Total Interest Expense	24,725	19,810

NET INTEREST INCOME	28,209	28,074
Provision for loan losses	2,178	1,500

Net Interest Income After Provision for Loan Losses	26,031	26,574

NONINTEREST INCOME
Security gains, net	1,656	1,809
Service charges on deposit accounts	2,343	2,452
Wealth management fees	1,855	2,223
Letter of credit fees	466	492
Insurance agency fees	1,894	1,738
Mortgage banking	198	140
Other	1,760	1,629

Total Noninterest Income	10,172	10,483

NONINTEREST EXPENSE
Salaries and employee benefits	9,934	9,512
Occupancy, net	1,332	1,341
Furniture and equipment	929	746
Other taxes	758	753
Data processing	1,234	1,164
Marketing	613	605
Amortization of intangibles	81	81
FDIC assessment	76	75
Other	2,632	2,662

Total Noninterest Expense	17,589	16,939

Income Before Taxes	18,614	20,118
Applicable Income Taxes	5,316	5,881

Net Income	$13,298	$14,237

Earnings per common share:
Net Income—Basic	$0.53	$0.54
Net Income—Diluted	0.52	0.54
Dividends declared per common share	0.30	0.29
Average Common Shares Outstanding—Basic	25,223	26,196
Average Common Shares Outstanding—Diluted	25,390	26,449

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except per share data)	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2006		$74,285	$26,120	$326,158	$9,172	$(83,314)	$352,421
Net income for three months ended March 31, 2006	$14,237			14,237			14,237
Change in unrealized losses on securities of $3,835 net of reclassification adjustment for gains included in net income of $1,176 and tax expense of $1,374.	(2,461)				(2,461)		(2,461)

Comprehensive Income	$11,776

Cash dividends declared ($0.29 per share)				(7,583)			(7,583)
Treasury stock acquired (204,000 shares)						(7,345)	(7,345)
Treasury stock issued for stock options exercised (17,250 shares)			9			422	431
Recognition of restricted stock compensation expense			14				14
Tax benefit from nonstatutory stock options exercised			71				71
Recognition of nonstatutory stock option compensation expense			111				111

Balance at March 31, 2006		$74,285	$26,325	$332,812	$6,711	$(90,237)	$349,896

Balance at January 1, 2007		$74,285	$26,698	$349,447	$4,014	$(115,393)	$339,051
Net income for three months ended March 31, 2007	$13,298			13,298			13,298
Change in unrealized losses on securities of $2,823 net of reclassification adjustment for gains included in net income of $1,076 and tax expense of $1,001.	(1,822)				(1,822)		(1,822)

Comprehensive Income	$11,476

Cash dividends declared ($0.30 per share)				(7,474)			(7,474)
Treasury stock acquired (501,500 shares)						(16,434)	(16,434)
Treasury stock issued for stock options exercised (38,013 shares)			(212)			1,013	801
Tax benefit from nonstatutory stock options exercised			177				177
Recognition of nonstatutory stock option compensation expense			113				113
Adjustment to initially apply FIN 48				(151)			(151)

Balance at March 31, 2007		$74,285	$26,776	$355,120	$2,192	$(130,814)	$327,559

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2007	2006
Operating Activities
Net Income	$13,298	$14,237
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,178	1,500
Depreciation and amortization	897	767
Net amortization of investment security premiums	250	238
Recognition of stock-based compensation expense	132	215
Security gains, net	(1,656)	(1,809)
Deferred income taxes	(980)	(424)
Excess tax benefits from stock-based compensation	(142)	(63)
Mortgage loans originated for sale	(2,916)	(4,354)
Proceeds from the sale of loans	3,017	4,841
Gain on the sale of loans, net	(102)	(48)
Decrease in interest receivable	287	791
Increase (decrease) in interest payable	304	(883)
Increase in other assets	(2,289)	(6,592)
Increase in other liabilities	7,892	4,532

Net Cash Provided by Operating Activities	20,170	12,948

Investing Activities
Net decrease (increase) of interest-earning deposits with banks	30	(106)
Proceeds from maturities of securities available for sale	22,745	16,824
Proceeds from sales of securities available for sale	6,062	686
Purchases of securities available for sale	(1)	(7,653)
Net increase in loans	(68,336)	(58,420)
Purchases of premises and equipment	(1,703)	(2,508)

Net Cash Used in Investing Activities	(41,203)	(51,177)

Financing Activities
Net increase in core deposits	10,784	68,349
Net increase (decrease) in time deposits	796	(17,081)
Net increase (decrease) in short-term borrowings	10,000	(60,000)
Net decrease in securities sold under repurchase agreements and federal funds purchased	(28,469)	(23,342)
Proceeds from long-term borrowings	50,000	87,944
Repayments of long-term borrowings	(226)	(85)
Net treasury stock activity	(15,633)	(6,914)
Cash dividends paid to shareholders	(7,607)	(7,622)
Excess tax benefits from stock-based compensation	142	63

Net Cash Provided by Financing Activities	19,787	41,312
(Decrease) increase in Cash and Cash Equivalents	(1,246)	3,083
Cash and Cash Equivalents at Beginning of Period	59,980	56,189

Cash and Cash Equivalents at End of Period	$58,734	$59,272

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of S&T Bancorp, Inc. and subsidiaries (“S&T”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. S&T operates within one business segment, community banking, providing a full range of services to individual and corporate customers. The condensed consolidated balance sheet as of December 31, 2006, has been extracted from the audited financial statements included in S&T’s 2006 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2006.

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

S&T considers cash and due from banks as cash and cash equivalents. For the periods ended March 31, 2007 and 2006, interest paid was $26,254,000 and $20,651,000, respectively. Income taxes paid during the first three months of 2007 were zero compared to $1,583,000 for the same period of 2006.

NOTE B—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for certain financial instruments with an embedded derivative at fair value thereby eliminating the need to bifurcate the instrument into its host and the embedded derivative. This Statement is effective for all financial instruments acquired or issued by S&T on or after January 1, 2007, and did not have a significant impact on S&T’s financial position or results of operations. As of January 1, 2007, S&T had no new financial instruments acquired or issued after the date of adoption.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The Statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. On January 1, 2007, S&T adopted the provisions of SFAS No. 156 using the amortized cost method for S&T’s mortgage servicing asset. The adoption of SFAS No. 156 did not have a significant impact on S&T’s financial position and results of operations. See Note A on S&T’s 2006 Form 10-K for further discussion of the effect of adopting SFAS 156.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. S&T adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 was a direct decrease to the balance of retained earnings as of January 1, 2007 of $150,666. Pursuant to FIN 48, S&T will continue to record interest and penalties on income tax assessments as other noninterest expense. As of the date of adoption, S&T had approximately $34,499 of interest accrued for potential tax benefits and $116,167 of unrecognized tax exposures that, if recognized, would affect the effective tax rate. S&T’s current analysis indicates that no significant changes in tax exposures are expected within the next twelve months. Years subject to examination include the years 2001 to the present.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

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

In February 2007, the FASB issued, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. This standard will enable entities to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. The standard is expected to expand the use of fair-value measurements and achieve a long-term objective of reporting all financial instruments at fair value. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, “Fair Value Measurements.” S&T does not intend to adopt the standard early and is in the process of determining the impact on S&T’s financial position and results of operations.

NOTE C—EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T’s defined benefit plan:

	Three months ended March 31,
(dollars in thousands)	2007	2006
Service cost—benefits earned during the period	$501	$480
Interest cost on projected benefit obligation	739	683
Expected return on plan assets	(1,233)	(1,003)
Net amortization and deferral	4	70

Net Periodic Pension Expense	$11	$230

S&T previously disclosed in its financial statements for the year ended December 31, 2006, that S&T contributed $6.0 million to its pension plan in December 2006 for 2007. No further contributions are expected to be made for 2007.

NOTE D—SECURITIES

The amortized cost and market value of securities are as follows:

March 31, 2007

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. government corporations and agencies	$177,872	$34	$(2,324)	$175,582
Collateralized mortgage obligations of U.S. government corporations and agencies	59,255	10	(715)	58,550
Mortgage-backed securities	31,674	12	(975)	30,711
Obligations of state and political subdivisions	81,869	36	(1,055)	80,850

Debt securities available for sale	350,670	92	(5,069)	345,693
Marketable equity securities	39,073	12,123	(167)	51,029
Other securities	2,847	—	—	2,847

Total	$392,590	$12,215	$(5,236)	$399,569

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE D – SECURITIES—continued

December 31, 2006

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. government corporations and agencies	$183,161	$16	$(3,174)	$180,003
Collateralized mortgage obligations of U.S. government corporations and agencies	61,087	—	(997)	60,090
Mortgage-backed securities	32,856	15	(1,078)	31,793
Obligations of state and political subdivisions	82,733	37	(1,098)	81,672

Debt securities available for sale	359,837	68	(6,347)	353,558
Marketable equity securities	39,268	16,126	(45)	55,349
Other securities	23,138	—	—	23,138

Total	$422,243	$16,194	$(6,392)	$432,045

During the first quarter of 2007, S&T recognized an other-than-temporary impairment totaling $0.1 million on one equity security. The other-than-temporary impairment was charged to earnings as a reduction to security gains. For debt securities available for sale, S&T does not believe any other individual unrealized loss as of March 31, 2007 and December 31, 2006 represents an other-than-temporary impairment. S&T performs a review on the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. S&T management considers the length of time and the extent to which the market value has been less than cost and the financial condition of the issuer. The unrealized losses on 178 debt securities at March 31, 2007 are attributable to changes in interest rates. The unrealized losses on six marketable equity securities at March 31, 2007 are attributable to temporary declines in market value. S&T has both the intent and the ability to hold the debt securities contained in the previous table for a time necessary to recover the amortized cost or, in the case of the debt securities until maturity.

There were $1,754,000 and $1,878,000 in gross realized gains and $98,000 and $69,000 in gross realized losses for the three months ending March 31, 2007 and 2006, respectively, relative to securities available for sale. S&T recognized an other-than-temporary impairment totaling $0.1 million on one equity security during the first three months of 2007 and 2006.

The following tables present the age of gross unrealized losses and market value by investment category:

March 31, 2007

	Less Than 12 months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$—	$—	$170,599	$(2,324)	$170,599	$(2,324)
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	54,060	(715)	54,060	(715)
Mortgage-backed securities	—	—	29,638	(975)	29,638	(975)
Obligations of states and political subdivisions	5,272	(13)	70,451	(1,042)	75,723	(1,055)

Debt securities available for sale	5,272	(13)	324,748	(5,056)	330,020	(5,069)
Marketable equity securities	6,621	(167)	—	—	6,621	(167)

Total temporarily impaired securities	$11,893	$(180)	$324,748	$(5,056)	$336,641	$(5,236)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE D – SECURITIES—continued

December 31, 2006

	Less Than 12 months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$—	$—	$175,041	$(3,174)	$175,041	$(3,174)
Collateralized mortgage obligations of U.S. government corporations and agencies	9,515	(29)	50,575	(968)	60,090	(997)
Mortgage-backed securities	—	—	30,535	(1,078)	30,535	(1,078)
Obligations of states and political subdivisions	9,948	(24)	65,731	(1,074)	75,679	(1,098)

Debt securities available for sale	19,463	(53)	321,882	(6,294)	341,345	(6,347)
Marketable equity securities	989	(45)	—	—	989	(45)

Total temporarily impaired securities	$20,452	$(98)	$321,882	$(6,294)	$342,334	$(6,392)

The amortized cost and estimated market value of debt securities at March 31, 2007, by expected maturity, are as set forth below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For purposes of the maturity table, mortgage-backed securities and collateralized mortgage obligations, which are not due at a single maturity date, have been allocated over maturity groupings based upon the current estimated prepayment rates. The mortgage-backed securities and collateralized mortgage obligations may mature earlier or later than their estimated maturities because of principal repayment optionality.

Available for Sale (dollars in thousands)	Amortized Cost	Estimated Market Value
Due in one year or less	$61,925	$61,362
Due after one year through five years	251,682	247,955
Due after five years through ten years	35,005	34,363
Due after ten years	2,058	2,013

Total Debt Securities Available for Sale	$350,670	$345,693

At March 31, 2007 and December 31, 2006, investment securities with a principal amount of $273,102,000 and $287,994,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE E—LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

(dollars in thousands)	March 31, 2007	December 31, 2006
Real estate—construction	$352,205	$346,173
Real estate—mortgages:
Residential	573,105	570,304
Commercial	994,246	973,015
Commercial and industrial	741,349	702,833
Consumer installment	72,748	73,140

Gross Portfolio Loans	2,733,653	2,665,465
Allowance for loan losses	(35,319)	(33,220)

Total Portfolio Loans	2,698,334	2,632,245
Loans held for sale	897	826

Total Loans	$2,699,231	$2,633,071

Changes in the allowance for loan losses for the three months ended March 31, were as follows:

(dollars in thousands)	2007	2006
Balance at beginning of period	$33,220	$36,572
Charge-offs	(355)	(1,026)
Recoveries	276	356

Net charge-offs	(79)	(670)
Provision for loan losses	2,178	1,500

Balance at end of period	$35,319	$37,402

The principal balances of loans on nonaccrual status were $19,854,000 and $19,852,000 at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, there were no commitments to lend additional funds on nonaccrual loans. Other real estate owned, which is included in other assets, was $606,000 at March 31, 2007 and $523,000 at December 31, 2006.

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2007 and December 31, 2006.

(dollars in thousands)	March 31, 2007	December 31, 2006
Recorded investment in loans considered to be impaired	$24,163	$26,152
Recorded investment in impaired loans with no related allowance for loan losses	18,585	19,698
Loans considered to be impaired that were on a nonaccrual basis	10,497	8,617
Allowance for loan losses related to loans considered to be impaired	3,501	2,627
Average recorded investment in impaired loans	29,384	31,426
Total interest income per contractual terms on impaired loans	603	2,675
Total interest income on impaired loans recognized on a cash basis	279	1,867

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F—GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T’s financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement. S&T’s exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $682,750,000, unfunded other loan commitments totaled $168,308,000 and obligations under standby letters of credit totaled $215,447,000 at March 31, 2007.

NOTE G—LITIGATION

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. Management does not believe that the outcome of any current proceedings will have a material adverse effect on the consolidated financial position of S&T.

NOTE H—SUBSEQUENT EVENTS

On April 16, 2007, the Compensation and Benefits Committee (the “Committee”) of the S&T Board of Directors authorized a grant of restricted stock to directors who are not also employees of S&T (“Outside Directors”). The Committee has determined that it is desirable and appropriate for director compensation arrangements to include an equity component in addition to a cash component for Outside Directors. There were 7,761 shares of restricted stock awards granted on April 16, 2007 with a one-year vesting period at a grant price of $32.91. The total compensation expense related to the restricted stock awards will approximate $117,000, net of tax in 2007 and $49,000, net of tax in 2008.

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

Business Summary

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania and with assets of approximately $3.4 billion at March 31, 2007. S&T provides a full range of financial services through a branch network of 48 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate services and other fiduciary services. S&T’s common stock trades on the Nasdaq Global Select Market under the symbol “STBA.”

Financial Condition

Total assets averaged $3.3 billion in the first three months of 2007 and for the 2006 full year average. Average loans increased $99.3 million and average securities, other investments and federal funds sold decreased $40.2 million in the first three months of 2007 compared to the 2006 full year average. Average deposits increased $47.8 million and average borrowings increased $25.6 million during the three months ended March 31, 2007 as compared to the 2006 full year average.

Average Balance Sheet and Net Interest Income Analysis

	Three Months Ended March 31, 2007			Twelve Months Ended December 31, 2006
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,687.5	$49.4	7.45%	$2,588.2	$187.8	7.26%
Securities/Other (1)	420.8	4.7	4.56%	461.0	21.4	4.64%

Total interest-earning assets	3,108.3	54.1	7.06%	3,049.2	209.2	6.86%
Noninterest-earning assets	220.1			211.7

TOTAL	$3,328.4			$3,260.9

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,194.3	$9.4	3.20%	$1,164.7	$36.6	3.14%
Time deposits	924.4	10.2	4.47%	914.6	36.9	4.04%
Borrowed funds < 1 year	166.8	2.1	5.04%	202.9	9.6	4.73%
Borrowed funds > 1 year	223.0	3.0	5.56%	161.3	8.5	5.25%

Total interest-bearing liabilities	2,508.5	24.7	4.00%	2,443.5	91.6	3.75%
Noninterest-bearing liabilities:
Demand deposits	432.2			423.8
Shareholders’ equity/Other	387.7			393.6

TOTAL	$3,328.4			$3,260.9

Net yield on interest-earning assets			3.84%			3.86%

Net Interest Income		$29.4			$117.6

(1)	The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Lending Activity

Average loans increased $99.3 million to $2.7 billion during the three months ended March 31, 2007 compared to the 2006 full year average. Changes in the composition of the average loan portfolio during the first three months of 2007 included increases of $40.0 million of commercial loans, $33.5 million of commercial real estate loans, $23.2 million of residential mortgages and a slight increase in installment loans of $2.6 million.

Average real estate construction and commercial loans, including commercial and industrial, comprised 76 percent of the loan portfolio for the three months ended March 31, 2007 and the 2006 full year average. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. Variable-rate commercial loans were 49 percent of the commercial loan portfolio at March 31, 2007 and December 31, 2006.

Residential mortgage loans comprised 21 percent of the average loan portfolio for the three months ended March 31, 2007 and for the 2006 full year average. Residential mortgage lending continues to be a strategic focus in 2007 through our centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its conservative mortgage lending policies. These policies generally require, for portfolio loans, a maximum term of twenty years for fixed rate mortgages and a loan to value ratio of 80 percent or less. For those residential mortgage loans with a loan to value ratio between 80 and 100 percent, private mortgage insurance or a home equity term loan to credit worthy borrowers is required. At March 31, 2007 and December 31, 2006, 10 percent of the residential mortgage portfolio consisted of adjustable rate mortgages with repricing terms of one, three and five years.

S&T periodically designates specific loan originations, generally longer-term, lower-yielding 1-4 family mortgages as held for sale and sells them to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, generate fee revenue from servicing, and maintain the primary customer relationship. During the first three months of 2007, S&T sold $3.0 million of 1-4 family mortgages and services $179.5 million of secondary market mortgage loans to Fannie Mae compared to $4.8 million of sales during the same period of 2006. S&T intends to continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Average consumer installment loans comprised 3 percent of the loan portfolio for the three months ended March 31, 2007 and for the 2006 full year average. The average balance of consumer installment loans for the three months ended March 31, 2007 was $72.3 million compared to $69.7 million for the 2006 full year average.

Loan underwriting standards for S&T are established by a formal policy administered by the S&T Bank Loan Administration Department, and are subject to the periodic review and approval by our Board of Directors.

Rates and terms for commercial real estate, equipment loans and economic lines of credit are normally negotiated, subject to such variables as financial conditions of the borrower, economic conditions, marketability of collateral, credit history of the borrower and future cash flows. The loan to value policy guideline for commercial real estate loans is generally 65-85 percent.

The loan to value policy guideline is 80 percent for residential first lien mortgages. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage or a home equity term loan to credit worthy borrowers. Second lien positions are sometimes assumed with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of the fair value of the mortgage property. S&T offers a variety of unsecured and secured installment loan and credit card products. However, the majority of the consumer loan portfolio is automobile loans. S&T uses loan to value guidelines for direct loans that are 90 -100 percent of invoice for new automobiles and 80-90 percent of the National Automobile Dealer Association (NADA) value for used automobiles.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Securities Activity

Average securities, other investments and federal funds sold decreased by $40.2 million in the first three months of 2007 compared to the 2006 full year average. The decreases in securities are attributable to an S&T Asset Liability Committee (“ALCO”) strategy to reduce balances in both securities and borrowings to mitigate the interest rate risk of a flat or inverted yield curve. The largest components of the decrease include $20.2 million in U.S. government corporations and agencies, $7.1 million in mortgage-backed securities, $6.9 million in marketable equity securities, $1.4 million of investments in securities of states and political subdivisions, $1.4 million in other securities and $0.5 million of U.S. treasury securities. Average other investments decreased $0.9 million in the first three months of 2007 compared to the 2006 full year average and are comprised of Federal Home Loan Bank (“FHLB”) stock that is a membership and borrowing requirement and is recorded at historical cost. The amount of S&T’s investment in FHLB stock depends upon S&T’s borrowing availability and level from the FHLB. Average federal funds sold decreased $1.8 million in the first three months of 2007 compared to the 2006 full year average. At March 31, 2007, the equity securities portfolio had total market value of $51.0 million compared to $55.3 million at December 31, 2006 and net unrealized gains of $12.0 million compared to $16.1 million at December 31, 2006. The equity securities portfolio consists of securities traded on the various stock markets and are subject to changes in market value.

S&T’s policy for security classification includes U.S. treasury securities, U.S. government corporations and agencies, mortgage-backed securities, collateralized mortgage obligations, states and political subdivisions, corporate securities, marketable equity securities and other securities classified as available for sale. On a quarterly basis, management evaluates the securities portfolios for other-than-temporary declines in market value in accordance with FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” During the first three months of 2007, there was $0.1 million of realized loss taken for an other-than-temporary impairment on one bank equity investment security. The performance of the equities and debt securities markets could generate further impairment in future periods. At March 31, 2007, net unrealized gains, net of unrealized losses, on securities classified as available for sale were $7.0 million as compared to $9.8 million at December 31, 2006. Gross unrealized losses related to S&T’s debt securities portfolio totaled $5.1 million at March 31, 2007 and $6.3 million at December 31, 2006. S&T has the intent and ability to hold these debt and equity securities until maturity or until market value recovers above cost.

Allowance for Loan Losses

The balance in the allowance for loan losses was $35.3 million or 1.29 percent of total loans at March 31, 2007 as compared to $33.2 million or 1.25 percent of total loans at December 31, 2006. The increase in the allowance for loan losses was primarily attributable to commercial loan growth and a specific reserve established for a $1.7 million loan relationship to a construction servicing company that recently encountered financial difficulties. S&T’s allowance for lending-related commitments such as unfunded commercial real estate and commercial and industrial term loan commitments totaled $1.1 million at March 31, 2007 and $1.2 million at December 31, 2006. The allowance for lending-related commitments is included in other liabilities.

Management evaluates the degree of loss exposure for loans on a continuous basis through a formal allowance for loan losses policy as administered by S&T Bank’s Loan Administration Department and various management and director committees. Problem loans are identified and continually monitored through detailed reviews of specific commercial loans, and the analysis of delinquency and charge-off levels of consumer loan portfolios. Charged-off and recovered loan amounts are applied to the allowance for loan losses. Updates are presented to the S&T Board of Directors as to the status of loan quality. Amounts are added to the allowance for loan losses through a charge to current earnings through the provision for loan losses, based upon management’s assessment of the adequacy of the allowance for loan losses for probable loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical charge-off rates for all loan categories, fluctuations and trends in various risk factors. Factors consider the level of S&T’s historical charge-offs that have occurred within the credits economic life cycle. Management also assesses qualitative factors such as portfolio credit trends, unemployment trends, vacancy trends, loan growth and variable interest rate factors.

Significant to this analysis and assessment is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size and, due to the continuing growth many are not well seasoned and could be more vulnerable to an economic slowdown. Management relies on its risk rating process to monitor trends, which may be occurring relative to commercial loans to assess potential weaknesses within specific credits. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the allowance for loan losses. During

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

the first three months of 2007, the risk rating profile of the portfolio was impacted by one commercial loan. The commercial loan relationship is a construction servicing company totaling $1.7 million that filed for bankruptcy during the first quarter of 2007. A specific reserve of $1.4 million has been allocated to the relationship and has been adequately reserved as determined by the quarterly impairment analysis and risk-rating process performed by the loan administration department. The remaining risk rating profile of the portfolio has shown overall improvement absent the aforementioned loan relationship.

Net loan charge-offs totaled $0.1 million in the first three months of 2007 and $0.7 million in the first three months of 2006. The balance of nonperforming loans, which included loans past due 90 days or more, at March 31, 2007 was $19.9 million or 0.73 percent of total loans. This compares to nonperforming loans of $19.9 million or 0.74 percent of total loans at December 31, 2006. Nonperforming assets totaled $20.5 million or 0.61 percent of total assets at March 31, 2007 and $20.4 million or 0.61 percent of total assets at December 31, 2006. There are no loans 90 days past due and still accruing. The provision for loan losses was $2.2 million for the first three months of 2007, as compared to $1.5 million for the same period of 2006. The provision was the result of management’s detailed first quarter analysis of the adequacy of the allowance for loan losses and is consistent with commercial loan growth and the $1.4 million specific reserve established for the aforementioned commercial loan relationship.

Deposits

Average total deposits increased by $47.8 million, or 2 percent, during the three months ended March 31, 2007 as compared to the 2006 full year average. Changes in the average deposit mix include increases of $62.9 million in savings accounts, $9.8 million in certificates of deposit and an increase in demand deposits of $8.4 million. Offsetting these increases are decreases of $31.8 million in money market accounts and $1.5 million in NOW accounts. The increase in savings accounts is primarily attributable to the success of the Green Plan and Plan B high yield savings accounts. During the first quarter of 2007, S&T restructured the Green Plan and Plan B high yield savings accounts to the new S&T Cash Management account, which is non-indexed and has a tiering feature, or the payment of higher rates on higher balances. S&T Cash Management accounts totaled $750.2 million at March 31, 2007. Core deposit growth has been an important strategic initiative for S&T, through the expansion of retail facilities, promotions and new products. Other important strategies include providing cash management services to commercial customers to increase transaction related deposits, and delivery services such as electronic banking. Total deposits at March 31, 2007 increased $106.7 million compared to March 31, 2006.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Special rate deposits of $100,000 and over were 10 percent of total deposits at March 31, 2007 and at December 31, 2006, and primarily represent deposit relationships with local customers in our market area. In addition, management believes that S&T has the ability to access both public and private markets to raise long-term funding if necessary. At March 31, 2007 and December 31, 2006, S&T had $2.8 million of brokered retail certificates of deposit outstanding. The purchase of brokered retail certificates of deposits is an ALCO strategy to increase liquidity for commercial loan demand, as an alternative to increased borrowings.

Borrowings

Average borrowings by S&T increased $25.6 million for the first three months of 2007 as a result of increased loan growth offset by a lower level of investment securities and deposit growth. Borrowings are comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings. S&T defines REPOs with our local retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

The average balance in retail REPOs decreased approximately $1.2 million for the first three months of 2007 compared to the 2006 full year average. S&T views retail REPOs as a relatively stable source of funds because most of these accounts are with local long-term customers. Average federal funds purchased increased by $2.5 million and average wholesale REPOs and FHLB advances decreased by $37.4 million for the first three months of 2007 compared to the full year 2006 average.

Average long-term borrowings have increased by $61.7 million in the first three months of 2007 as compared to the full year 2006 average. S&T had long-term borrowings outstanding of $243.6 million during the three months ended March 31, 2007 at a fixed rate and $3.1 million at a variable rate with the FHLB. The increase in long-term borrowings is part of an ALCO strategy to limit interest rate risk as customer preferences have shifted to short-term and variable-rate deposits, and to take advantage of lower cost funds through the FHLB’s Community Investment Program.

During the third quarter of 2006, S&T Bank issued $25.0 million of junior subordinated debentures through a pooled transaction at an initial fixed rate of 6.78 percent. On September 15, 2011 and quarterly thereafter, S&T Bank has the option

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

to redeem the subordinated debt, subject to a 30 day written notice and prior approval by the FDIC. If S&T Bank chooses not to exercise the option for early redemption on September 15, 2011 or subsequent quarters, the subordinated debt will convert to a variable rate of 3-month LIBOR plus 160 basis points. The subordinated debt qualifies as Tier II capital under regulatory guidelines and will mature on December 15, 2036.

Capital Resources

Shareholders’ equity decreased $11.5 million at March 31, 2007, compared to December 31, 2006. Net income was $13.3 million and dividends paid to shareholders were $7.6 million for the three months ended March 31, 2007. Also affecting capital is a decrease of $1.8 million in unrealized gains on securities available for sale, net of tax, which is included in other comprehensive income. The S&T Board of Directors previously authorized a stock buyback program for 2006 of up to one million shares, or approximately 4 percent of shares outstanding. During 2006, S&T repurchased 999,000 shares under this program at an average cost of $34.20 per share. On October 16, 2006, S&T’s Board of Directors authorized a new stock buyback program until September 30, 2007 of up to an additional one million shares with 534,200 shares repurchased under this plan during the fourth quarter of 2006 and first quarter of 2007 at an average cost of $32.82 per share.

S&T paid 57 percent of net income in dividends, equating to a projected annual dividend yield of approximately 4 percent utilizing the March 31, 2007 closing market price of $33.04. The book value of S&T’s common stock was $13.16 at March 31, 2007 and $13.37 at December 31, 2006.

S&T continues to maintain a strong capital position with a leverage ratio of 8.4 percent as compared to the minimum regulatory guideline of 3.0 percent. S&T’s risk-based capital Tier I and Total ratios were 9.2 percent and 11.5 percent, respectively, at March 31, 2007. These ratios place S&T above the Federal Reserve Board’s risk-based capital guidelines of 4.0 percent and 8.0 percent for Tier I and Total, respectively.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (“SEC”) for the issuance of up to $150.0 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T can use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2007, S&T had not utilized the shelf registration statement.

Contractual Obligations

The adoption of FIN 48 did not have a material impact on the contractual obligations of S&T from that reported in the December 31, 2006 Form 10-K. All FIN 48 liabilities recorded are expected to be paid after five years.

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

We believe the presentation of net interest income on a fully tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the consolidated statements of income is reconciled to net interest income adjusted to a fully tax-equivalent basis on page 18.

Operating revenue is the sum of net interest income and noninterest income less security gains. In order to understand the significance of net interest income to S&T business and operating results, S&T management believes it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to Three months ended March 31, 2006

Net Income

Net income was $13.3 million or $0.52 diluted earnings per share for the first three months of 2007 as compared to $14.2 million or $0.54 diluted earnings per share for the same period of 2006. The decrease in net income and earnings per share is primarily due to relatively flat net interest income, higher provision for loan losses, a decrease in noninterest income and increased noninterest expense. The return on average assets was 1.62 percent at March 31, 2007, as compared to 1.80 percent at March 31, 2006. The return on average equity was 15.90 percent at March 31, 2007 compared to 16.20 percent for the same period of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net Interest Income

On a fully tax-equivalent basis net interest income was $29.4 million, a $0.3 million or one percent increase for the first three months of 2007 as compared to $29.1 million for the same period of 2006. The increase in net interest income is a result of a $108.4 million increase in average interest-earning assets, partially offset by a compressed net interest margin. The net interest margin on a fully taxable equivalent basis was 3.84 percent in the first three months of 2007 as compared to the 3.94 percent in the same period of 2006. The decrease in the net yield on earning assets is primarily attributable to the effect of rising short-term interest rates in combination with a flat and an inverted yield curve. S&T’s balance sheet is liability sensitive, with deposit costs rising faster than asset yields in today’s interest rate environment.

For the first three months of 2007, average loans increased $173.6 million, and average securities and federal funds sold decreased $65.2 million as compared to the same period of 2006. The yields on average loans increased by 47 basis points from the comparable period in 2006 and the yield on average securities decreased by 15 basis points. Overall yields on earning assets were 7.06 percent.

For the first three months of 2007, balances of average interest-bearing deposits increased by $104.8 million as compared to the same period of 2006. The cost of interest-bearing deposits totaled 3.75 percent, an increase of 59 basis points from the comparable period in 2006 due to increased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds increased 90 basis points to 5.34 percent as a result of higher short-term rates. Overall funding costs increased 44 basis points.

Negatively affecting net interest income was a $10.4 million decrease in average net free funds during the first quarter of 2007 compared to the same period of 2006. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders’ equity over nonearning assets. The decrease is primarily due to successful stock buy-back programs in 2007 and 2006, defined benefit plan fundings and an increase in premises and equipment due to new branches and administration facilities during the period.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 77 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in the first three months of 2007 and 76 percent in the same period of 2006. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Three Months Ended March 31,
	2007	2006
(dollars in thousands)
Interest income per consolidated statements of income	$52,934	$47,884
Adjustment to fully taxable equivalent basis	1,186	1,068

Interest income adjusted to fully taxable equivalent basis	54,120	48,952
Interest expense	24,725	19,810

Net interest income adjusted to fully taxable equivalent basis	$29,395	$29,142

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis

	Three Months Ended March 31,
	2007			2006
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,687.5	$49.4	7.45%	$2,513.9	$43.3	6.99%
Securities/Other (1)	420.8	4.7	4.56%	486.0	5.6	4.72%

Total interest-earning assets	3,108.3	54.1	7.06%	2,999.9	48.9	6.62%
Noninterest-earning assets	220.1			205.9

TOTAL	$3,328.4			$3,205.8

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,194.3	$9.4	3.20%	$1,082.2	$7.1	2.66%
Time deposits	924.4	10.2	4.47%	931.7	8.6	3.74%
Borrowed funds < 1 year	166.8	2.1	5.04%	267.0	2.8	4.29%
Borrowed funds > 1 year	223.0	3.0	5.56%	108.8	1.3	4.78%

Total interest-bearing liabilities	2,508.5	24.7	4.00%	2,389.7	19.8	3.36%
Noninterest-bearing liabilities:
Demand deposits	432.2			411.0
Shareholders’ equity/Other	387.7			405.1

TOTAL	$3,328.4			$3,205.8

Net yield on interest-earning assets			3.84%			3.94%

Net interest income		$29.4			$29.1

(1)	The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2007 Compared to March 31, 2006 Increase (Decrease) Due to (1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans(2)	$2,990	$3,097	$6,087
Securities/Other(2)	(758)	(161)	(919)

Total interest-earning assets	2,232	2,936	5,168

Interest paid on:
NOW/money market/savings	$735	$1,575	$2,310
Time deposits	(67)	1,651	1,584
Borrowed funds < 1 year	(1,060)	306	(754)
Borrowed funds > 1 year	1,347	428	1,775

Total interest-bearing liabilities	955	3,960	4,915

Change in net interest income	$1,277	$(1,024)	$253

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2007 and 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Loan Losses

The provision for loan losses was $2.2 million for the first three months of 2007 and $1.5 million for the same period of 2006. The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes within the allowance for loan loss model are consistent with the growth in commercial loans and the $1.4 million specific reserve established for the aforementioned commercial relationship.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. Also affecting the amount of the allowance for loan losses, and the resulting provision is loan growth and portfolio composition. Most of the loan growth during the first three months of 2007 and 2006 is attributable to larger-sized commercial loans. Net charged-off loans were relatively modest at $0.1 million and $0.7 million for the first three months of 2007 and 2006, respectively.

Noninterest Income

Noninterest income, excluding security gains, decreased $0.2 million or 2 percent, to $8.5 million in the first three months of 2007 as compared to 2006. Decreases included $0.4 million in wealth management fees and $0.1 million in service charges on deposit accounts offset by increases of $0.1 million in insurance fees and $0.2 million of other income. The decrease in wealth management fees is primarily attributable to a $0.4 million increase in the first quarter of 2006 relative to a change in accrual methodologies for revenue recognition. The increase of $0.1 million in insurance commissions is attributable to stronger overall sales volume during the first quarter of 2007. The increase of $0.2 million in other income is primarily related to increases in revenues from debit and credit cards and mortgage banking.

S&T recognized $1.7 million of net gains on available for sale securities in the first three months of 2007 as compared to $1.8 million in the same period of 2006. Included in net investment security gains for the first three months of 2007 is a $0.1 million loss recognized from the fair market value adjustment on a bank equity holding as an other-than-temporary impairment in accordance with FSP 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

Noninterest Expense

Noninterest expense increased by $0.7 million or 4 percent during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Salaries and employee benefit expense increased $0.4 million or 4 percent primarily attributable to the effects of year-end merit increases, incentive accruals and medical plan costs, offset by the reduction of 14 full-time equivalent staff. Average full-time equivalent staff was 787 at March 31, 2007 compared to 801 at March 31, 2006. Occupancy, furniture and equipment expense increased by $0.2 million during the first three months of 2007 as compared to the same period 2006 as a result of new facilities placed into service over the past 12 months. Data processing expense increased $0.1 million or 6 percent as compared to the same period in 2006 as result of new and expanded product offerings.

S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 46 percent for the three months ended March 31, 2007 and 45 percent for the same period of 2006.

Federal Income Taxes

Federal income tax expense decreased $0.6 million in the first three months of 2007 as compared to the first three months of 2006 due to a decrease in pre-tax income. The effective tax rate for the first three months of 2007 and 2006 was 29 percent, which is below the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects. S&T currently does not incur any alternative minimum tax.

Critical Accounting Policies and Judgments

S&T’s consolidated financial statements are prepared based upon the application of certain critical accounting policies affecting accounts such as: investment securities, allowance for loan losses, mortgage servicing rights valuations and goodwill and other intangibles. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect S&T’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

material impact on S&T’s future financial condition and results of operations. S&T’s critical accounting policies are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in S&T’s Annual Report on Form 10-K, filed with the SEC on February 28, 2007. There have been no material changes in S&T’s critical accounting policies since December 31, 2006.

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

Future Factors include:

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	credit losses;

•	sources of liquidity;

•	legislation affecting the financial services industry as a whole, and/or S&T and its subsidiaries individually or collectively;

•	regulatory supervision and oversight, including required capital levels;

•	increasing price and product/service competition by competitors, including new entrants;

•	rapid technological developments and changes;

•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;

•	the mix of products/services;

•	containing costs and expenses;

•	governmental and public policy changes, including environmental regulations;

•	reliance on large customers;

•	technological, implementation and cost/financial risks in large, multi-year contracts;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing;

•	financial resources in the amounts, at the times and on the terms required to support our future businesses;

•	changes in the local economy in western-Pennsylvania area;

•	managing our internal growth and acquisitions; and

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in among other things, a reduced demand for credit and other services.

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

The gap and cumulative gap represent the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of March 31, 2007.

	Interest Rate Sensitivity March 31, 2007 (dollars in thousands )
GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
Repricing Assets:
Cash/Due From Banks	$—	$—	$—	$58,734
Securities	38,312	27,995	75,322	257,940
Other Investments	12,815	—	—	—
Net Loans	1,316,873	242,026	378,554	761,778
Other Assets	—	—	—	206,211

Total	1,368,000	270,021	453,876	1,284,663
Repricing Liabilities:
Demand	—	—	—	445,176
NOW	18,494	18,494	36,988	73,976
Money Market	149,204	—	—	—
Savings	794,013	16,933	33,867	67,733
Certificates	451,931	228,917	124,855	116,306
Repos & Short-term Borrowings	169,552	—	—	—
Long-term Borrowings	13,560	30,471	69,394	133,290
Other Liabilities/Equity	—	—	—	383,406

Total	1,596,754	294,815	265,104	1,219,887

Gap	(228,754)	(24,794)	188,772	64,776

Cumulative GAP	$(228,754)	$(253,548)	$(64,776)	$—

Rate Sensitive Assets/Rate Sensitive Liabilities	March 31, 2007	December 31, 2006
Cumulative 6 months	0.86%	0.86%
Cumulative 12 months	0.87%	0.87%

S&T’s one-year gap position at March 31, 2007 indicates a liability sensitive position. This means that more liabilities than assets will reprice during the measured time frames. The implications of a liability sensitive position will differ depending upon the change in market interest rates. For example, with a liability sensitive position in a declining interest rate environment, more liabilities than assets will decrease in rate. This situation could result in an increase to our interest rate spreads, net interest income and operating spreads. Conversely, with a liability sensitive position in a rising interest rate environment, more liabilities than assets will increase in rate. This situation could result in a decrease to our interest rate spreads, net interest income and operating spreads.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – continued

In addition to the gap analysis, S&T performs rate shock analyses on a static balance sheet to estimate the effect that specific interest-rate changes would have on 12 months of pretax net interest income. The rate shock incorporates management assumptions regarding the level of interest rate changes on non-maturity deposit products (savings, money market and NOW) and changes in the prepayment behavior of fixed rate loans and securities with optionality. Inclusion of these assumptions makes rate shock analysis more useful than gap analysis alone. The table below shows the results of the rate shock analyses.

Change in Pretax net interest income (dollars in millions)	Immediate Change in Rates
	+300 bps	-300 bps
March 31, 2007	$(3.2)	$(3.9)
December 31, 2006	$(6.8)	$(0.0)

The results in the –300 basis point shock scenario are not consistent with a liability sensitive gap position, which would indicate an increase in net interest income. This is primarily due to: (1) rates on regular savings, NOW and money market accounts have lagged as short-term rates have increased and cannot be decreased to any great extent should rates go down; and (2) loan refinance activity will be considerable in a rates down interest rate scenario. The decline in the –300 basis point results when compared to December 2006 can be attributed to two main reasons: (1) the restructuring of the indexed Green Plan and Plan B savings products to a new, non-indexed, Cash Management Account; and (2) an increase in long-term fixed rate borrowings.

Consistent with a liability sensitive gap position, the +300 rate shock results show pretax net interest income decreasing in an increasing interest rate environment. The restructuring of S&T savings products and the increase in long-term fixed rate borrowings had a positive impact on the +300 basis point results when compared to December 2006.

Item 4.	CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of S&T’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (“Evaluation Date”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that S&T’s disclosure controls and procedures were effective as of the Evaluation Date. There were no significant changes in internal controls over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Risk factors are presented at December 31, 2006 in Item 1A of S&T’s Annual Report on Form 10-K, filed with the SEC on February 28, 2007. Management believes that there have been no material changes in S&T’s risk factors since December 31, 2006.

OTHER INFORMATION - continued

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following information describes the activity that has taken place during the first quarter of 2007 with respect to S&T’s share repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares that can be Purchased Under the Plan
January 1, 2007 – January 31, 2007	81,600	$32.96	81,600
February 1, 2007 – February 28, 2007	33,900	32.82	33,900
March 1, 2007 – March 31, 2007	386,000	32.73	386,000

Total	501,500	$32.77	501,500	1,000,000

(1)	On October 16, 2006 the S&T Board of Directors authorized and announced a new stock buyback program until September 30, 2007 for up to an additional one million shares.
(2)	The plan was approved by the S&T Board of Directors for the repurchase of up to 1,000,000 shares.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

Exhibit 10.1

Severance Agreement, by and between James C. Miller and S&T Bancorp, Inc. dated January 31, 2007. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 2, 2007 and incorporated here by reference. *

Exhibit 10.2

Severance Agreement, by and between Todd D. Brice and S&T Bancorp, Inc. dated January 31, 2007. Filed as Exhibit 10.2 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 2, 2007 and incorporated here by reference.*

Exhibit 10.3

Severance Agreement, by and between David L. Krieger and S&T Bancorp, Inc. dated January 31, 2007. Filed as Exhibit 10.3 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 2, 2007 and incorporated here by reference.*

Exhibit 10.4

Severance Agreement, by and between Robert E. Rout and S&T Bancorp, Inc. dated January 31, 2007. Filed as Exhibit 10.4 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 2, 2007 and incorporated here by reference.*

OTHER INFORMATION - continued

Exhibit 10.5

Severance Agreement, by and between Edward C. Hauck and S&T Bancorp, Inc. dated January 31, 2007. Filed as Exhibit 10.5 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 2, 2007 and incorporated here by reference. *

Exhibit 16.1

Letter dated January 8, 2007 to the Securities and Exchange Commission from Ernst & Young LLP. Filed as Exhibit 16.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 9, 2007 and incorporated here by reference.

Exhibit 16.2

Letter dated March 1, 2007 to the Securities and Exchange Commission from Ernst & Young LLP. Filed as Exhibit 16.1 to S&T Bancorp, Inc. Current Report on Form 8-K/A filed on March 1, 2007 and incorporated here by reference.

Exhibit 31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

Exhibit 31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

Exhibit 32

Certification for James C. Miller, Chief Executive Officer, and Robert E. Rout, Chief Financial Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended.

*	Compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc.
(Registrant)

Date: May 7, 2007	/s/ Robert E. Rout
Robert E. Rout Senior Executive Vice President, Chief Financial Officer and Secretary