Form 10-Q
period 2007-06-30
S&T BANCORP INC
filed 2007-08-08
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Not Applicable

(Former name, former address, and former fiscal year if changed since last report)

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

Common Stock, $2.50 Par Value—24,452,371 shares as of July 30, 2007

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)	June 30, 2007 (Note A)	December 31, 2006
ASSETS
Cash and due from banks	$67,953	$59,980
Securities available for sale	384,399	432,045
Other investments	14,213	10,562
Loans held for sale	2,020	826
Portfolio loans, net of allowance for loan losses of $35,808 at June 30, 2007 and $33,220 at December 31, 2006	2,705,404	2,632,245
Premises and equipment, net	37,151	35,700
Goodwill	50,087	49,955
Other intangibles, net	4,702	4,985
Bank owned life insurance	34,896	34,251
Other assets	81,232	77,994

Total Assets	$3,382,057	$3,338,543

LIABILITIES
Deposits:
Noninterest-bearing demand	$449,623	$448,453
Interest-bearing demand	146,002	150,568
Money market	147,621	163,105
Savings	943,658	881,967
Time deposits	937,591	921,213

Total Deposits	2,624,495	2,565,306
Securities sold under repurchase agreements and federal funds purchased	74,342	133,021
Short-term borrowings	70,000	55,000
Long-term borrowings	221,487	171,941
Junior subordinated debt securities	25,000	25,000
Other liabilities	49,026	49,224

Total Liabilities	3,064,350	2,999,492
SHAREHOLDERS’ EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	—	—
Common stock ($2.50 par value) Authorized—50,000,000 shares in 2007 and 2006 Issued—29,714,038 shares in 2007 and 2006	74,285	74,285
Additional paid-in capital	26,714	26,698
Retained earnings	361,656	349,447
Accumulated other comprehensive income	13	4,014
Treasury stock (5,245,367 shares at June 30, 2007 and 4,352,764 shares at December 31, 2006, at cost)	(144,961)	(115,393)

Total Shareholders’ Equity	317,707	339,051

Total Liabilities and Shareholders’ Equity	$3,382,057	$3,338,543

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and share data in thousands, except per share data)	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$50,156	$46,082	$98,888	$88,882
Federal Funds Sold	4	—	5	—
Investment securities:
Taxable	2,991	3,671	6,063	7,532
Tax-exempt	649	675	1,310	1,356
Dividends	474	529	942	1,071

Total Interest Income	54,274	50,957	107,208	98,841
INTEREST EXPENSE
Deposits	19,960	17,956	39,556	33,657
Securities sold under repurchase agreements and federal funds purchased	1,151	1,320	2,460	2,710
Short-term borrowings	826	1,515	1,588	2,951
Long-term borrowings and capital securities	3,384	2,039	6,443	3,322

Total Interest Expense	25,321	22,830	50,047	42,640
NET INTEREST INCOME	28,953	28,127	57,161	56,201
Provision for loan losses	1,305	5,700	3,483	7,200

Net Interest Income After Provision for Loan Losses	27,648	22,427	53,678	49,001
NONINTEREST INCOME
Security gains, net	481	1,244	2,136	3,053
Service charges on deposit accounts	2,529	2,657	4,871	5,109
Wealth management fees	1,978	2,058	3,833	4,281
Letter of credit fees	682	769	1,147	1,261
Insurance commissions	1,792	1,572	3,686	3,310
Mortgage banking	170	215	369	354
Other	1,892	1,819	3,653	3,450

Total Noninterest Income	9,524	10,334	19,695	20,818
NONINTEREST EXPENSE
Salaries and employee benefits	10,073	9,004	20,006	18,516
Occupancy, net	1,616	1,247	2,948	2,588
Furniture and equipment	831	715	1,760	1,461
Other taxes	782	787	1,540	1,539
Data processing	1,301	1,249	2,535	2,413
Marketing	648	639	1,261	1,244
Amortization of intangibles	81	81	162	162
FDIC assessment	77	75	153	150
Other	2,652	3,476	5,283	6,140

Total Noninterest Expense	18,061	17,273	35,648	34,213

Income Before Taxes	19,111	15,488	37,725	35,606
Applicable Income Taxes	5,235	4,251	10,552	10,132

Net Income	$13,876	$11,237	$27,173	$25,474

Earnings per common share:
Net Income—Basic	$0.56	$0.44	$1.09	$0.98
Net Income—Diluted	0.56	0.43	1.08	0.97
Dividends declared per common share	0.30	0.29	0.60	0.58
Average Common Shares Outstanding—Basic	24,690	25,831	24,955	26,017
Average Common Shares Outstanding—Diluted	24,847	26,039	25,117	26,243

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except share and per share data)	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2006		$74,285	$26,120	$326,158	$9,172	$(83,314)	$352,421
Net income for six months ended June 30, 2006	$25,474			25,474			25,474
Change in unrealized losses on securities of $7,417 net of reclassification adjustment for gains included in net income of $3,053 and tax expense of $2,634.	(4,783)				(4,783)		(4,783)

Comprehensive Income	$20,691

Cash dividends declared ($0.58 per share)				(15,034)			(15,034)
Treasury stock acquired (604,000 shares)						(21,445)	(21,445)
Treasury stock issued for stock options exercised (24,150 shares)			25			598	623
Recognition of restricted stock compensation expense			29				29
Tax benefit from nonstatutory stock options exercised			88				88
Recognition of nonstatutory stock option compensation expense			225				225

Balance at June 30, 2006		$74,285	$26,487	$336,598	$4,389	$(104,161)	$337,598

Balance at January 1, 2007		$74,285	$26,698	$349,447	$4,014	$(115,393)	$339,051
Net income for six months ended June 30, 2007	$27,173			27,173			27,173

Other comprehensive income, net of tax
Change in unrealized losses on securities of $6,493 net of reclassification adjustment for gains included in net income of $2,136 and tax expense of $2,474.	(4,019)				(4,019)		(4,019)
Change in pension obligation	18				18		18

Comprehensive Income	$23,172

Cash dividends declared ($0.60 per share)				(14,813)			(14,813)
Treasury stock acquired (951,400 shares)						(31,150)	(31,150)
Treasury stock issued for stock options exercised (58,797 shares)			(491)			1,582	1,091
Recognition of restricted stock compensation expense			53				53
Tax benefit from nonstatutory stock options exercised			226				226
Recognition of nonstatutory stock option compensation expense			228				228
Adjustment to initially apply FIN 48				(151)			(151)

Balance at June 30, 2007		$74,285	$26,714	$361,656	$13	$(144,961)	$317,707

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2007	2006
Operating Activities
Net Income	$27,173	$25,474
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,483	7,200
Depreciation and amortization	1,828	1,535
Net amortization of investment security premiums	465	474
Recognition of stock-based compensation expense	353	419
Security gains, net	(2,136)	(3,053)
Deferred income taxes	(1,104)	(1,146)
Excess tax benefits from stock-based compensation	(162)	(98)
Mortgage loans originated for sale	(8,427)	(9,348)
Proceeds from the sale of loans	7,437	9,666
Gain on the sale of loans, net	(204)	(133)
(Increase) decrease in interest receivable	(25)	401
Decrease in interest payable	(400)	(792)
Increase in other assets	(3,005)	(5,281)
Increase (decrease) in other liabilities	3,214	(1,243)

Net Cash Provided by Operating Activities	28,490	24,075
Investing Activities
Net decrease of interest-earning deposits with banks	1	—
Proceeds from maturities of securities available for sale	40,746	36,866
Proceeds from sales of securities available for sale	4,728	8,720
Purchases of securities available for sale	(6,301)	(11,216)
Net increase in loans	(76,642)	(138,318)
Purchases of premises and equipment	(3,118)	(4,984)

Net Cash Used in Investing Activities	(40,586)	(108,932)
Financing Activities
Net increase in core deposits	42,810	125,705
Net increase (decrease) in time deposits	16,378	(47,680)
Net increase (decrease) in short-term borrowings	15,000	(25,000)
Net decrease in securities sold under repurchase agreements and federal funds purchased	(58,679)	(28,597)
Proceeds from long-term borrowings	50,000	122,821
Repayments of long-term borrowings	(454)	(20,170)
Net treasury stock activity	(30,059)	(20,822)
Cash dividends paid to shareholders	(15,089)	(15,197)
Excess tax benefits from stock-based compensation	162	98

Net Cash Provided by Financing Activities	20,069	91,158
Increase in Cash and Cash Equivalents	7,973	6,301
Cash and Cash Equivalents at Beginning of Period	59,980	56,189

Cash and Cash Equivalents at End of Period	$67,953	$62,490

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of S&T Bancorp, Inc. and subsidiaries (“S&T”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. S&T operates within one business segment, community banking, providing a full range of services to individual and corporate customers. The condensed consolidated balance sheet as of December 31, 2006, has been extracted from the audited financial statements included in S&T’s 2006 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2007.

For the periods ended June 30, 2007 and 2006, interest paid was $50,806,000 and $42,914,000, respectively. Income taxes paid during the first six months of 2007 were $10,597,000 compared to $12,396,000 for the same period of 2006.

NOTE B - NET INCOME PER SHARE

S&T’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. S&T’s common stock equivalents consist of outstanding stock options and restricted stock. Excluded from the calculation were 563,000 and 569,000 anti-dilutive stock options for the six months ended June 30, 2007 and 2006, respectively.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding (basic)	24,690,476	25,830,645	24,955,429	26,016,758
Impact of common stock equivalents	156,934	208,247	161,614	226,036

Weighted average shares outstanding (diluted)	24,847,410	26,038,892	25,117,043	26,242,794

NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for certain financial instruments with an embedded derivative at fair value thereby eliminating the need to bifurcate the instrument into its host and the embedded derivative. SFAS No. 155 is effective for all financial instruments acquired or issued by S&T on or after January 1, 2007, and did not have a significant impact on S&T’s financial position or results of operations. During the first six months of 2007, S&T had no new financial instruments acquired or issued after the date of adoption with embedded derivatives.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. On January 1, 2007, S&T adopted the provisions of SFAS No. 156 using the amortized cost method for S&T’s mortgage servicing asset. The adoption of SFAS No. 156 did not have a significant impact on S&T’s financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. S&T adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 decreased retained earnings by $150,666. As of the date of adoption, total unrecognized tax benefits were $231,794, of which $178,718 related to tax exposures that, if resolved favorably, would reduce the effective tax rate. In addition to recording these adoption effects, S&T accrued $103,023 of interest expense in the first quarter of 2007 related to previously unrecognized tax exposures. The total amount of interest expense related to unrecognized tax benefits was $156,099. As permitted by FIN 48, S&T will continue to record interest and penalties as other noninterest expense. There were no material changes to unrecognized tax benefits during the second quarter, and it is not anticipated that any such changes will occur by December 31, 2007. U.S. federal tax returns for tax years 2003 forward remain open to examination.

In September 2006, the FASB issued, SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. S&T will be required to apply the new guidance effective January 1, 2008. S&T is in the process of determining the impact of applying SFAS No. 157 on S&T’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 will enable entities to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is expected to expand the use of fair-value measurements and achieve a long-term objective of reporting all financial instruments at fair value. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” S&T did not adopt SFAS No. 159 early and is in the process of determining the impact of adopting SFAS No. 159 on S&T’s financial position and results of operations.

NOTE D - EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T’s defined benefit plan:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Service cost—benefits earned during the period	$501	$481	$1,002	$961
Interest cost on projected benefit obligation	741	682	1,480	1,365
Expected return on plan assets	(1,234)	(1,003)	(2,467)	(2,006)
Net amortization and deferral	4	69	8	139

Net Periodic Pension Expense	$12	$229	$23	$459

S&T previously disclosed in its financial statements for the year ended December 31, 2006, that S&T contributed $6.0 million to its pension plan in December 2006 for 2007. No further contributions are expected to be made for 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE E - SECURITIES

The amortized cost and market value of securities are as follows:

June 30, 2007

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. government corporations and agencies	$164,696	$—	$(2,893)	$161,803
Collateralized mortgage obligations of U.S. government corporations and agencies	62,261	35	(1,262)	61,034
Mortgage-backed securities	30,333	11	(1,395)	28,949
U.S. treasury securities	496	—	—	496
Obligations of state and political subdivisions	82,390	2	(1,551)	80,841

Debt securities available for sale	340,176	48	(7,101)	333,123
Marketable equity securities	34,542	10,705	(343)	44,904
Other securities	6,372	—	—	6,372

Total	$381,090	$10,753	$(7,444)	$384,399

December 31, 2006

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. government corporations and agencies	$183,161	$16	$(3,174)	$180,003
Collateralized mortgage obligations of U.S. government corporations and agencies	61,087	—	(997)	60,090
Mortgage-backed securities	32,856	15	(1,078)	31,793
Obligations of state and political subdivisions	82,733	37	(1,098)	81,672

Debt securities available for sale	359,837	68	(6,347)	353,558
Marketable equity securities	39,268	16,126	(45)	55,349
Other securities	23,138	—	—	23,138

Total	$422,243	$16,194	$(6,392)	$432,045

For debt securities classified as available for sale, S&T does not believe any other individual unrealized loss as of June 30, 2007 and December 31, 2006 represents an other-than-temporary impairment. S&T performs a review on the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. S&T management considers the length of time and the extent to which the market value has been less than cost and the financial condition of the issuer. The unrealized losses on 185 debt securities at June 30, 2007 are attributable to changes in interest rates. The unrealized losses on six marketable equity securities at June 30, 2007 are attributable to temporary declines in market value. S&T has both the intent and the ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost or, in the case of the debt securities, until maturity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE E - SECURITIES - continued

There were $2,234,000 and $3,419,000 in gross realized gains and $98,000 and $366,000 in gross realized losses for the six months ending June 30, 2007 and 2006, respectively, relative to securities available for sale. S&T recognized an other-than-temporary impairment totaling $0.1 million on one equity security during the first six months of 2007. During the first six months of 2006, $0.3 million of realized losses were attributable to a strategic initiative for reducing non-strategic equity holdings and $0.1 million of realized losses on an other-than-temporary impairment on one equity security.

The following tables present the age of gross unrealized losses and market value by investment category:

June 30, 2007

	Less Than 12 months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$4,925	$(27)	$156,878	$(2,866)	$161,803	$(2,893)
Collateralized mortgage obligations of U.S. government corporations and agencies	4,318	(52)	51,886	(1,210)	56,204	(1,262)
Mortgage-backed securities	—	—	28,030	(1,395)	28,030	(1,395)
Obligations of states and political subdivisions	8,979	(114)	69,566	(1,437)	78,545	(1,551)

Debt securities available for sale	18,222	(193)	306,360	(6,908)	324,582	(7,101)
Marketable equity securities	2,768	(343)	—	—	2,768	(343)

Total temporarily impaired securities	$20,990	$(536)	$306,360	$(6,908)	$327,350	$(7,444)

December 31, 2006

	Less Than 12 months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$—	$—	$175,041	$(3,174)	$175,041	$(3,174)
Collateralized mortgage obligations of U.S. government corporations and agencies	9,515	(29)	50,575	(968)	60,090	(997)
Mortgage-backed securities	—	—	30,535	(1,078)	30,535	(1,078)
Obligations of states and political subdivisions	9,948	(24)	65,731	(1,074)	75,679	(1,098)

Debt securities available for sale	19,463	(53)	321,882	(6,294)	341,345	(6,347)
Marketable equity securities	989	(45)	—	—	989	(45)

Total temporarily impaired securities	$20,452	$(98)	$321,882	$(6,294)	$342,334	$(6,392)

The amortized cost and estimated market value of debt securities at June 30, 2007, by expected maturity, are as set forth below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE E - SECURITIES - continued

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

Available for Sale (dollars in thousands)	Amortized Cost	Estimated Market Value
Due in one year or less	$66,097	$65,354
Due after one year through five years	235,176	230,087
Due after five years through ten years	36,487	35,352
Due after ten years	2,416	2,330

Total Debt Securities Available for Sale	$340,176	$333,123

At June 30, 2007 and December 31, 2006, investment securities with a principal amount of $234,239,000 and $287,994,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTE F - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

(dollars in thousands)	June 30, 2007	December 31, 2006
Real estate—construction	$345,514	$346,173
Real estate—mortgages:
Residential	586,162	570,304
Commercial	966,629	973,015
Commercial and industrial	766,489	702,833
Consumer installment	76,418	73,140

Gross Portfolio Loans	2,741,212	2,665,465
Allowance for loan losses	(35,808)	(33,220)

Total Portfolio Loans	2,705,404	2,632,245
Loans held for sale	2,020	826

Total Loans	$2,707,424	$2,633,071

Changes in the allowance for loan losses for the six months ended June 30, were as follows:

(dollars in thousands)	2007	2006
Balance at beginning of year	$33,220	$36,572
Charge-offs	(2,062)	(5,775)
Recoveries	1,167	578

Net charge-offs	(895)	(5,197)
Provision for loan losses	3,483	7,200

Balance at end of period	$35,808	$38,575

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

The principal balances of loans on nonaccrual status were $14,944,000 and $19,852,000 at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, there were no commitments to lend additional funds on nonaccrual loans. Other real estate owned, which is included in other assets, was $610,000 at June 30, 2007 and $523,000 at December 31, 2006.

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2007 and December 31, 2006.

(dollars in thousands)	June 30, 2007	December 31, 2006
Recorded investment in loans considered to be impaired	$23,785	$26,152
Recorded investment in impaired loans with no related allowance for loan losses	14,783	19,698
Loans considered to be impaired that were on a nonaccrual basis	7,812	8,617
Allowance for loan losses related to loans considered to be impaired	3,388	2,627
Average recorded investment in impaired loans	25,204	31,426
Total interest income per contractual terms on impaired loans	1,213	2,675
Total interest income on impaired loans recognized on a cash basis	167	1,867

NOTE G - BORROWINGS

Following is a summary of short-term borrowings at:

(in thousands)	June 30, 2007	December 31, 2006
Securities sold under repurchase agreements	$64,417	$92,921
Federal funds purchased	9,925	40,100
Federal Home Loan Bank (FHLB) Advances	70,000	55,000

Total	$144,342	$188,021

Short-term borrowings are for terms under one year and were comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased and Federal Home Loan Bank (“FHLB”) advances. S&T defines repurchase agreements with its local retail customers as retail REPOs; short-term wholesale REPOs are those transacted with other banks and brokerage firms. Securities pledged as collateral under these REPOs financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral provided to a third party is continually monitored, and additional collateral is obtained or requested to be returned as appropriate. Federal funds purchased are unsecured overnight borrowings with other financial institutions; overnight and FHLB advances are for various terms secured by a blanket lien on securities, residential mortgages and other loans with the FHLB of Pittsburgh.

Following is a summary of long-term debt at:

(in thousands)	June 30, 2007	December 31, 2006
Long-term borrowings	$221,487	$171,941
Junior subordinated debt securities	25,000	25,000

Total	$246,487	$196,941

The purpose of these long-term borrowings is to match-fund selected new loan originations, to mitigate interest-rate sensitivity risk and to take advantage of discounted borrowing rates through the FHLB for community investment projects.

At June 30, 2007 and December 31, 2006, S&T had long-term repurchase agreement borrowings totaling $50.0 million at a weighted average fixed-rate of 5.52 percent, which matures within three years. The purpose of these borrowings was to lock in fixed-rate fundings to mitigate interest-rate risk.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE G - BORROWINGS - continued

On September 21, 2006, S&T Bank issued $25.0 million of junior subordinated debt through a pooled transaction at an initial fixed rate of 6.78%. On September 15, 2011 and quarterly thereafter, S&T Bank has the option to redeem the subordinated debt, subject to a 30-day written notice and prior approval by the FDIC. If S&T Bank chooses not to exercise the option for early redemption on September 15, 2011 or subsequent quarters, the subordinated debt will convert to a variable rate of 3-month LIBOR plus 160 basis points. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on December 15, 2036.

NOTE H - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T’s financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement. S&T’s exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $684,090,000, unfunded other loan commitments, primarily comprised of home equity lines, totaled $168,126,000 and obligations under standby letters of credit totaled $210,783,000 at June 30, 2007.

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

Business Summary

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania and with assets of approximately $3.4 billion at June 30, 2007. S&T provides a full range of financial services through a branch network of 50 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate services and other fiduciary services. S&T’s common stock trades on the Nasdaq Global Select Market under the symbol “STBA.”

Financial Condition

Total assets averaged $3.3 billion in the first six months of 2007 and for the 2006 full year average. Average loans increased $121.0 million and average securities, other investments and federal funds sold decreased $48.8 million in the first six months of 2007 compared to the 2006 full year average. Average deposits increased $61.8 million and average borrowings increased $33.5 million during the six months ended June 30, 2007 as compared to the 2006 full year average.

Average Balance Sheet and Net Interest Income Analysis

	Six Months Ended June 30, 2007			Twelve Months Ended December 31, 2006
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,709.2	$100.2	7.46%	$2,588.2	$187.8	7.26%
Securities/Other (1)	412.2	9.4	4.59%	461.0	21.4	4.64%

Total interest-earning assets	3,121.4	109.6	7.08%	3,049.2	209.2	6.86%
Noninterest-earning assets	222.2			211.7

TOTAL	$3,343.6			$3,260.9

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,199.4	$18.9	3.17%	$1,164.7	$36.6	3.14%
Time deposits	926.4	20.7	4.50%	914.6	36.9	4.04%
Borrowed funds < 1 year	162.8	4.0	5.02%	202.9	9.6	4.73%
Borrowed funds > 1 year	234.9	6.4	5.53%	161.3	8.5	5.25%

Total interest-bearing liabilities	2,523.5	50.0	4.00%	2,443.5	91.6	3.75%
Noninterest-bearing liabilities:
Demand deposits	439.1			423.8
Shareholders’ equity/Other	381.0			393.6

TOTAL	$3,343.6			$3,260.9

Net yield on interest-earning assets			3.85%			3.86%

Net Interest Income		$59.6			$117.6

(1)	The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

Lending Activity

Average loans increased $121.0 million to $2.7 billion during the six months ended June 30, 2007 compared to the 2006 full year average. Changes in the composition of the average loan portfolio during the first six months of 2007 included increases of $61.3 million of commercial loans, $20.5 million of commercial real estate loans, $35.9 million of residential mortgages and home equity loans and a slight increase in installment loans of $3.3 million.

Average real estate construction and commercial loans, including commercial and industrial, comprised 76 percent of the average loan portfolio for the six months ended June 30, 2007 and the 2006 full year average. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. Rates and terms for commercial real estate, equipment loans and lines of credit are normally negotiated, subject to such variables as financial conditions of the borrower, economic conditions, marketability of collateral, credit history of the borrower and future cash flows. The loan to value policy guideline for commercial real estate loans is generally 65-85 percent. Variable-rate commercial loans were 48 percent of the commercial loan portfolio at June 30, 2007 and 49 percent at December 31, 2006.

Residential mortgage loans comprised 21 percent of the average loan portfolio for the six months ended June 30, 2007 and for the 2006 full year average. Residential mortgage lending continues to be a strategic focus in 2007 through our centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its conservative mortgage lending policies. The loan to value policy guideline is 80 percent for residential first lien mortgages. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes assumed with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of the fair value of the mortgage property. At June 30, 2007, 9 percent of the residential mortgage portfolio consisted of adjustable rate mortgages with repricing terms of one, three and five years compared to 10 percent at December 31, 2006.

S&T periodically designates specific loan originations; generally longer-term, lower-yielding 1-4 family mortgages as held for sale and sells them to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, generate fee revenue from servicing, and maintain the primary customer relationship. During the six months ended June 30, 2007, S&T sold $7.4 million of 1-4 family mortgages and services $178.0 million of secondary market mortgage loans to Fannie Mae compared to $9.7 million of sales during the same period of 2006. S&T intends to continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Average consumer installment loans comprised 3 percent of the loan portfolio for the six months ended June 30, 2007 and for the 2006 full year average. The average balance of consumer installment loans for the six months ended June 30, 2007 was $73.0 million compared to $69.7 million for the 2006 full year average. S&T offers a variety of unsecured and secured installment loan and credit card products.

Management intends to continue to pursue quality loans in a variety of lending categories in order to enhance shareholder value. S&T’s loan portfolio primarily represents loans to businesses and consumers in our market area of western Pennsylvania. S&T has not concentrated its lending activities in any industry or group of industries. Management continues to develop and improve the effectiveness of our credit and loan administration processes and staff, which assists management in evaluating loans before they are made and in identifying problem loans early.

Securities Activity

Average securities, other investments and federal funds sold decreased by $48.8 million in the first six months of 2007 compared to the 2006 full year average. The decreases in securities are attributable to an S&T Asset Liability Committee (“ALCO”) strategy to limit the replacement of matured investment securities and borrowings to mitigate the interest rate risk of a flat or inverted yield curve. The largest components of the decrease include $24.8 million in U.S. government corporations and agencies, $9.2 million in marketable equity securities, $8.4 million in mortgage-backed securities, $2.2 million in other securities, $2.0 million of investments in securities of states and political subdivisions, and $0.3 million of U.S. treasury securities. Average other investments decreased $0.2 million in the first six months of 2007 compared to the 2006 full year

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

average and are comprised of Federal Home Loan Bank (“FHLB”) stock that is a membership and borrowing requirement and is recorded at historical cost. The amount of S&T’s investment in FHLB stock depends upon S&T’s borrowing availability and level from the FHLB. Average federal funds sold decreased $1.7 million in the first six months of 2007 compared to the 2006 full year average. At June 30, 2007, the equity securities portfolio had total market value of $44.9 million compared to $55.3 million at December 31, 2006 and net unrealized gains of $10.4 million compared to $16.1 million at December 31, 2006. The equity securities portfolio consists of securities traded on the various stock markets and are subject to changes in market value.

S&T’s policy for security classification includes U.S. treasury securities, U.S. government corporations and agencies, mortgage-backed securities, collateralized mortgage obligations, states and political subdivisions, corporate securities, marketable equity securities and other securities classified as available for sale. On a quarterly basis, management evaluates the securities portfolios for other-than-temporary declines in market value in accordance with FASB issued Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” During the first six months of 2007, there was $0.1 million of realized loss taken for an other-than-temporary impairment on one bank equity investment security. The performance of the equities and debt securities markets could generate further impairment in future periods. At June 30, 2007, net unrealized gains on securities classified as available for sale were $3.3 million as compared to $9.8 million at December 31, 2006. Gross unrealized losses related to S&T’s debt securities portfolio totaled $7.1 million at June 30, 2007 and $6.3 million at December 31, 2006. S&T has the intent and ability to hold these debt and equity securities until maturity or until market value recovers above cost.

Allowance for Loan Losses

The balance in the allowance for loan losses was $35.8 million or 1.31 percent of total loans at June 30, 2007 as compared to $33.2 million or 1.25 percent of total loans at December 31, 2006. The increase in the allowance for loan losses is directionally consistent with the growth in commercial loans and $2.5 million of specific reserves established for two commercial loan relationships during 2007. S&T’s allowance for lending-related commitments such as unfunded commercial real estate and commercial and industrial term loan commitments totaled $0.9 million at June 30, 2007 and $1.2 million at December 31, 2006. The allowance for lending-related commitments is included in other liabilities.

Problem loans are identified and continually monitored through detailed reviews of specific commercial loans, and the analysis of delinquency and charge-off levels of consumer loan portfolios. Management evaluates the degree of loss exposure for loans on a continuous basis through a formal allowance for loan losses policy as administered by S&T Bank’s Loan Administration Department and various management and director committees. Updates are presented to the S&T Board of Directors as to the status of loan quality. Charged-off and recovered loan amounts are applied to the allowance for loan losses. The allowance for loan losses is increased through a charge to current earnings through the provision for loan losses, based upon management’s assessment of the adequacy of the allowance for loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes a review of the historical charge-off rates for all loan categories, fluctuations and trends in various risk factors. Factors consider the level of S&T’s historical charge-offs that have occurred within the portfolios economic life cycle. Management also assesses qualitative factors such as credit trends, unemployment trends, vacancy trends, loan growth and the degree of variable interest rate risk.

Significant to this analysis and assessment is the loan portfolio composition to a higher mix of commercial loans. These loans are generally larger in size and, due to the continuing growth many are not seasoned and may be more vulnerable to an economic slowdown. Management relies on its risk rating process to assess potential weaknesses within specific credits. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the allowance for loan losses. During the first six months of 2007, the risk rating profile of the portfolio was primarily impacted by two commercial loan relationships. The first commercial loan relationship is a construction servicing company totaling $1.7 million that filed for bankruptcy during the first quarter of 2007. A specific reserve of $1.4 million has been allocated to this commercial relationship. The second loan relationship is a construction company which was charged-down by $7.2 million during the third quarter of 2006. A specific reserve of $1.1 million has been allocated to the relationship as a result of a collateral shortfall in recent equipment auctions. The remaining balance of this $4.3 million relationship is believed to be adequately collateralized by receivables, equipment and personal guarantees. These two commercial relationships have been adequately reserved as determined by the quarterly impairment analysis and risk-rating process performed by the loan administration department. The remaining risk rating profile of the portfolio has shown overall improvement absent the aforementioned two commercial loan relationships.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

Net loan charge-offs totaled $0.9 million in the first six months of 2007 and $5.2 million in the first six months of 2006. The balance of nonperforming loans, which included loans past due 90 days or more, at June 30, 2007 was $14.9 million or 0.54 percent of total loans. This compares to nonperforming loans of $19.9 million or 0.74 percent of total loans at December 31, 2006. Nonperforming assets totaled $15.6 million or 0.46 percent of total assets at June 30, 2007 and $20.4 million or 0.61 percent of total assets at December 31, 2006. There are no loans 90 days past due and still accruing. The provision for loan losses was $3.5 million for the first six months of 2007, as compared to $7.2 million for the same period of 2006. The provision was the result of management’s detailed analysis of the adequacy of the allowance for loan losses and is consistent with commercial loan growth and the $2.5 million specific reserves established for the aforementioned commercial loan relationships.

Deposits

Average total deposits increased by $61.8 million, or 2 percent, during the six months ended June 30, 2007 as compared to the 2006 full year average. Changes in the average deposit mix include increases of $72.3 million in savings accounts, $11.8 million in certificates of deposit and an increase in demand deposits of $15.3 million. Offsetting these increases are decreases of $34.9 million in money market accounts and $2.7 million in NOW accounts. The increase in savings accounts is primarily attributable to the success of the Green Plan and Plan B high yield savings accounts. During the first quarter of 2007, S&T restructured the Green Plan and Plan B high yield savings accounts to the new S&T Cash Management account, which is non-indexed and has a tiering feature, or the payment of higher rates on higher balances. S&T Cash Management accounts totaled $794.0 million at June 30, 2007. Core deposit growth has been an important strategic initiative for S&T, through the expansion of retail facilities, promotions and new products. Other important strategies include providing cash management services to commercial customers to increase transaction related deposits, and delivery services such as electronic banking. Total deposits at June 30, 2007 increased $127.6 million compared to June 30, 2006.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Special rate deposits of $100,000 and over were 10 percent of total deposits at June 30, 2007 and at December 31, 2006, and primarily represent deposit relationships with local customers in our market area. In addition, management believes that S&T has the ability to access both public and private markets to raise long-term funding if necessary. At June 30, 2007, S&T had $12.8 million of brokered retail certificates of deposit outstanding compared to $2.8 million at December 31, 2006. The issuance of brokered retail certificates of deposits is an ALCO strategy to increase liquidity for loan demand, as an alternative to increased borrowings.

Borrowings

Average borrowings by S&T increased $33.5 million for the first six months of 2007 as a result of increased loan growth offset by a lower level of investment securities and deposit growth. Borrowings are comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings. S&T defines REPOs with our local retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

The average balance in retail REPOs decreased approximately $1.5 million for the first six months of 2007 compared to the 2006 full year average. S&T views retail REPOs as a relatively stable source of funds because most of these accounts are with local long-term customers. Average federal funds purchased increased by $1.6 million and average wholesale REPOs and FHLB advances decreased by $40.2 million for the first six months of 2007 compared to the full year 2006 average.

Average long-term borrowings have increased by $73.6 million in the first six months of 2007 as compared to the full year 2006 average. S&T had long-term borrowings outstanding of $209.9 million during the six months ended June 30, 2007 at a fixed rate and $3.1 million at a variable rate with the FHLB. The increase in long-term borrowings is part of an ALCO strategy to limit interest rate risk as customer preferences have shifted to short-term and variable-rate deposits.

Capital Resources

Shareholders’ equity decreased $21.3 million at June 30, 2007, compared to December 31, 2006. Net income was $27.2 million, treasury share purchases were $31.2 million and dividends paid to shareholders were $15.1 million for the six months ended June 30, 2007. Also affecting capital is a decrease of $4.0 million in unrealized gains on securities available for sale, net of tax, which is included in other comprehensive income. The S&T Board of Directors authorized stock buyback

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

programs in 2005 and 2006 of one million shares each, or approximately 4 percent of shares outstanding in each year. During 2006, S&T repurchased 1,031,700 shares under these programs at an average cost of $34.19 per share. On June 18, 2007, S&T’s Board of Directors authorized a new stock buyback program until June 30, 2008 of up to an additional one million shares. During the first six months of 2007, S&T repurchased 951,400 shares at an average price of $32.74.

S&T paid 56 percent of net income in dividends, equating to a projected annual dividend yield of approximately 4 percent utilizing the June 30, 2007 closing market price of $32.90. The book value of S&T’s common stock was $12.98 at June 30, 2007 and $13.37 at December 31, 2006.

S&T continues to maintain a strong capital position with a leverage ratio of 8.1 percent at June 30, 2007 and 8.4 percent at December 31, 2006 as compared to the minimum regulatory guideline of 3.0 percent. S&T’s risk-based capital Tier I and Total ratios were 8.9 percent and 11.2 percent, respectively, at June 30, 2007 and 9.7 percent and 11.9 percent at December 31, 2006, respectively. These ratios place S&T above the Federal Reserve Board’s risk-based capital guidelines of 4.0 percent and 8.0 percent for Tier I and Total, respectively.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (“SEC”) for the issuance of up to $150.0 million of a variety of securities including debt and capital securities, preferred and common stock and warrants. S&T can use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2007, S&T had not utilized the shelf registration statement.

Contractual Obligations

The adoption of FIN 48 did not have a material impact on the contractual obligations of S&T from that reported in the Form 10-K for the year ended December 31, 2006, as filed with the SEC on February 28, 2007. All FIN 48 liabilities recorded are expected to be paid after five years.

EXPLANATION OF USE OF NON-GAAP FINANCIAL MEASURES

In addition to the results of operations presented in accordance with generally accepted accounting principles (“GAAP”), S&T management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully tax-equivalent basis and operating revenue. S&T believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and our business and performance trends as they facilitate comparisons with the performance of others in the financial services industry. Although S&T believes that these non-GAAP financial measures enhance investors’ understanding of S&T’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS—continued

RESULTS OF OPERATIONS

Six months ended June 30, 2007 compared to

Six months ended June 30, 2006

Net Income

Net income was $27.2 million or $1.08 diluted earnings per share for the first six months of 2007 as compared to $25.5 million or $0.97 diluted earnings per share for the same period of 2006. The increase in net income during the first six months of 2007 was primarily the result of increases in net interest income and a significantly lower loan loss provision, offset by lower security gains and an increase in noninterest expense.

Net Interest Income

Net interest income on a fully taxable equivalent basis was $59.6 million, a $1.2 million or two percent increase for the first six months of 2007 as compared $58.4 million for the same period of 2006. The increase in net interest income is a result of a $86.1 million increase in average interest-earning assets, partially offset by a compressed net interest margin. The net interest margin on a fully taxable equivalent basis was 3.85 percent in the first six months of 2007 as compared to the 3.88 percent in the same period of 2006. The decrease in the net interest margin is primarily attributable to the effect of rising short-term interest rates in combination with a flat yield curve and increased pricing competition for loans and deposits. S&T’s balance sheet is liability sensitive, with funding costs rising faster than asset yields in today’s interest rate environment.

For the first six months of 2007, average loans increased $151.6 million, and average securities and federal funds sold decreased $65.5 million as compared to the same period of 2006. The yields on average loans increased by 37 basis points from the comparable period in 2006 and the yield on average securities increased by 9 basis points. Overall yields on interest-earning assets were 7.08 percent and 6.71 percent for the six months ending June 30, 2007 and 2006, respectively.

For the first six months of 2007 balances of average interest-bearing deposits increased by $80.8 million as compared to the same period of 2006. The cost of deposits totaled 3.11 percent, an increase of 35 basis points from the comparable period in 2006 due to increased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds increased 62 basis points to 5.32 percent as a result of higher short-term rates as compared to the same period of 2006. Overall funding costs increased 46 basis points to 4.00 percent at June 30, 2007 as compared to the same period of 2006.

Negatively affecting net interest income was a $6.7 million decrease in average net free funds during the first six months of 2007 as compared to 2006. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders’ equity over nonearning assets. The decrease is primarily due to successful stock buyback programs in 2007 and 2006, defined benefit plan fundings and an increase in premises and equipment due to several facility remodelings and additions that occurred during the last 12 months.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 77 percent of operating revenue, (net interest income plus noninterest income, excluding security gains) in the first six months of 2007 and 76 percent in the same period of 2006. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Six Months Ended June 30,
(dollars in thousands)	2007	2006
Interest income per consolidated statements of income	$107,208	$98,841
Adjustment to fully taxable equivalent basis	2,402	2,185

Interest income adjusted to fully taxable equivalent basis	109,610	101,026
Interest expense	50,047	42,640

Net interest income adjusted to fully taxable equivalent basis	$59,563	$58,386

Average Balance Sheet and Net Interest Income Analysis

	Six Months Ended June 30,
	2007			2006
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,709.2	$100.2	7.46%	$2,557.6	$89.9	7.09%
Securities/Other (1)	412.2	9.4	4.59%	477.7	11.1	4.68%

Total interest-earning assets	3,121.4	109.6	7.08%	3,035.3	101.0	6.71%
Noninterest-earning assets	222.2			209.3

TOTAL	$3,343.6			$3,244.6

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,199.4	$18.9	3.17%	$1,121.0	$16.1	2.90%
Time deposits	926.4	20.7	4.50%	924.0	17.5	3.83%
Borrowed funds < 1 year	162.8	4.0	5.02%	250.5	5.7	4.56%
Borrowed funds > 1 year	234.9	6.4	5.53%	135.2	3.3	4.95%

Total interest-bearing liabilities	2,523.5	50.0	4.00%	2,430.7	42.6	3.54%
Noninterest-bearing liabilities:
Demand deposits	439.1			415.1
Shareholders’ equity/Other	381.0			398.8

TOTAL	$3,343.6			$3,244.6

Net yield on interest-earning assets			3.85%			3.88%

Net interest income		$59.6			$58.4

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Six Months Ended June 30, 2007 Compared to June 30, 2006 Increase (Decrease) Due to (1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans(2)	$5,330	$4,966	$10,296
Securities/Other(2)	(1,521)	(191)	(1,712)

Total interest-earning assets	3,809	4,775	8,584

Interest paid on:
NOW/money market/savings	$1,126	$1,638	$2,764
Time deposits	47	3,089	3,136
Borrowed funds < 1 year	(1,983)	369	(1,614)
Borrowed funds > 1 year	2,447	674	3,121

Total interest-bearing liabilities	1,637	5,770	7,407

Change in net interest income	$2,172	$(995)	$1,177

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2007 and 2006.

Provision for Loan Losses

The provision for loan losses was $3.5 million for the first six months of 2007 and $7.2 million for the same period of 2006. The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes within the allowance for loan loss model are directionally consistent with the growth in commercial loans and $2.5 million of specific reserves established for the two aforementioned commercial loan relationships.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. Also affecting the amount of the allowance for loan losses, and resulting provision, is loan growth and portfolio composition. Most of the loan growth during the first six months of 2007 and 2006 is attributable to larger-sized commercial loans. Net charged-off loans were $0.9 million and $5.2 million for the first six months of 2007 and 2006, respectively. The most significant charge-off for the first six months of 2007 was a $0.8 million commercial loan relationship for a security distribution and installation company which was previously considered in the analysis for the adequacy of the allowance for loan losses. The most significant charge-offs for the first six months of 2006 was a $2.7 million commercial real estate participation loan and $1.5 million for a wholesale distributor, both of which were previously considered in the analysis for the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income, excluding security gains, decreased $0.2 million or one percent, to $17.6 million in the first six months of 2007 as compared to 2006. Decreases included $0.4 million in wealth management fees and $0.2 million in service charges on deposit accounts, offset by increases of $0.3 million in insurance commissions and $0.1 million in other income. The decrease in wealth management is primarily attributable to a $0.4 million increase relative to a change in accrual methodologies in the first quarter of 2006. The decrease of $0.2 million in service charges on deposit accounts is primarily a result of lower account analysis fees and NSF fees due to customer behavior patterns. The increase of $0.4 million in insurance commissions is attributable to stronger overall sales volume during the first six months of 2007.

S&T recognized $2.1 million of gains on available for sale securities in the first six months of 2007 as compared to $3.0 million in the same period of 2006. The decrease of $0.9 million is primarily due to less market opportunities during the six months ended June 30, 2007 and a de-emphasis on this portfolio as a core revenue source. Included in net investment security gains for the first six months of 2007 is a $0.1 million of loss recognized from the fair market value adjustment on a bank equity holding as an other-than-temporary impairment in accordance with FSP 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

Noninterest Expense

Noninterest expense increased by $1.4 million or 4 percent during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Salaries and employee benefit expense increased $1.5 million or 8 percent primarily attributable to the effects of year-end merit increases, higher incentive accruals now that benefit plans are primarily earnings per share based, and higher medical plan expenses. The increased expenses were partially offset by the reduction of 10 full-time equivalent staff primarily as a result of productivity initiatives in retail. Average full-time equivalent staff was 792 at June 30, 2007 compared to 802 at June 30, 2006. Occupancy, furniture and equipment expense increased $0.6 million or 16 percent during the first six months of 2007 as compared to the same period 2006, as a result of several facility remodelings and additions that occurred during the last 12 months. Data processing expense increased $0.1 million or 5 percent as compared to the same period in 2006 due to new and expanded product offerings. Other noninterest expense decreased $0.8 million or 9 percent during the first six months of 2007 and is primarily attributable to a $0.7 million charge-down, on a residential real estate development property acquired through foreclosure, to current market and property conditions during the second quarter of 2006.

S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 46 percent for the six months ended June 30, 2007 and 45 percent for the same period of 2006.

Federal Income Taxes

Federal income tax expense increased $0.4 million in the first six months of 2007 as compared to the first six months of 2006. The effective tax rate for the first six months of 2007 and 2006 was 28 percent, which is below the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects. S&T currently does not incur any alternative minimum tax.

RESULTS OF OPERATIONS

Three months ended June 30, 2007 compared to

Three months ended June 30, 2006

Net Income

Net income was $13.9 million or $0.56 diluted earnings per share for the second quarter of 2007 as compared to $11.2 million or $0.43 diluted earnings per share for the same period of 2006. The increase in net income during the second quarter of 2007 was primarily the result of an increase in net interest income and a significantly lower loan loss provision, offset by lower security gains and increased operating expenses. The return on average assets was 1.66 percent at June 30, 2007, as compared to 1.37 percent at June 30, 2006. The return on average equity was 17.07 percent at June 30, 2007 compared to 13.01 percent for the same period of 2006.

Net Interest Income

On a fully tax-equivalent basis net interest income was $30.2 million, a $1.0 million or three percent increase for the three months ended June 30, 2007 as compared to $29.2 million for the same period of 2006. The increase in net interest income is a result of a $63.9 million increase in average interest-earning assets. The net interest margin on a fully taxable equivalent basis was 3.86 percent for the three months ended June 30, 2007 as compared to 3.82 percent in the same period of 2006.

For the three months ended June 30, 2007, average loans increased $129.8 million, and average securities and federal funds sold decreased $65.9 million as compared to the same period of 2006. The yields on average loans increased by 28 basis points from the comparable period in 2006 and the yield on average securities decreased by 3 basis points. Overall yields on earning assets were 7.10 percent and 6.80 percent for the three months ending June 30, 2007 and 2006, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

For the three months ended June 30, 2007, balances of average interest-bearing deposits increased by $57.1 million as compared to the same period of 2006. The cost of interest-bearing deposits totaled 3.75 percent, an increase of 28 basis points from the comparable period in 2006 due to increased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds increased 36 basis points to 5.30 percent as a result of higher short-term rates as compared to the same period of 2006. Overall funding costs increased 29 basis points to 4.00 percent at June 30, 2007 as compared to the same period of 2006.

Negatively affecting net interest income was a $3.1 million decrease in average net free funds during the second quarter of 2007 compared to the same period of 2006. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders’ equity over nonearning assets. The decrease is primarily due to successful stock buy-back programs in 2007 and 2006, defined benefit plan fundings and an increase in premises and equipment due to new branches and administration facilities during the period.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 76 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in the second quarter of 2007 and in the same period of 2006. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented within prescribed ALCO risk parameters to maintain an acceptable net interest margin, given the challenges of the current interest rate environment.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Three Months Ended June 30,
(dollars in thousands)	2007	2006
Interest income per consolidated statements of income	$54,274	$50,957
Adjustment to fully taxable equivalent basis	1,216	1,117

Interest income adjusted to fully taxable equivalent basis	55,490	52,074
Interest expense	25,321	22,830

Net interest income adjusted to fully taxable equivalent basis	$30,169	$29,244

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis

	Three Months Ended June 30,
	2007			2006
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,730.6	$50.8	7.47%	$2,600.8	$46.6	7.19%
Securities/Other (1)	403.6	4.7	4.62%	469.5	5.5	4.65%

Total interest-earning assets	3,134.2	55.5	7.10%	3,070.3	52.1	6.80%
Noninterest-earning assets	224.4			212.7

TOTAL	$3,358.6			$3,283.0

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,204.4	$9.4	3.15%	$1,159.4	$9.0	3.12%
Time deposits	928.4	10.5	4.54%	916.3	9.0	3.92%
Borrowed funds < 1 year	158.8	2.0	4.99%	234.1	2.8	4.86%
Borrowed funds > 1 year	246.6	3.4	5.50%	161.4	2.1	5.07%

Total interest-bearing liabilities	2,538.2	25.3	4.00%	2,471.2	22.9	3.71%
Noninterest-bearing liabilities:
Demand deposits	446.0			419.2
Shareholders’ equity/Other	374.4			392.6

TOTAL	$3,358.6			$3,283.0

Net yield on interest-earning assets			3.86%			3.82%

Net interest income		$30.2			$29.2

(1)	The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2007 Compared to June 30, 2006 Increase (Decrease) Due to (1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans(2)	$2,328	$1,880	$4,208
Securities/Other(2)	(763)	(29)	(792)

Total interest-earning assets	1,565	1,851	3,416

Interest paid on:
NOW/money market/savings	$350	$103	$453
Time deposits	119	1,433	1,552
Borrowed funds < 1 year	(913)	54	(859)
Borrowed funds > 1 year	1,076	269	1,345

Total interest-bearing liabilities	632	1,859	2,491

Change in net interest income	$933	$(8)	$925

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2007 and 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

Provision for Loan Losses

The provision for loan losses was $1.3 million for the three months ended June 30, 2007 and $5.7 million for the same period of 2006. The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes in the provision and allowance for loan losses are directionally consistent with the growth in commercial loans and the $1.1 million specific reserve established for one commercial loan relationship during the second quarter of 2007.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. Also affecting the amount of the allowance for loan losses, and the resulting provision is loan growth and portfolio composition. Most of the loan growth during the second quarter of 2007 and 2006 is attributable to larger-sized commercial loans. Net charged-off loans were $0.8 million and $4.5 million for the second quarter 2007 and 2006, respectively. The most significant charge-off for the second quarter of 2007 was a $0.8 million commercial loan relationship for a security distribution and installation company which was previously considered in the analysis for the adequacy of the allowance for loan losses. The most significant charge-off for the second quarter of 2006 was a $2.7 million for a commercial real estate participation loan and $1.5 million for a wholesale distributor, both of which were previously considered in the analysis for the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income, excluding security gains, was relatively flat for the three months ended June 30, 2007 as compared to 2006. Insurance commissions increased $0.2 million and is attributable to stronger overall sales volume during the second quarter of 2007. This increase is offset by decreases of $0.1 million in service charges and fees and a decrease of $0.1 million in wealth management fees.

S&T recognized $0.5 million of net gains on available for sale securities in the three months ended June 30, 2007 as compared to $1.2 million in the same period of 2006. The decrease of $0.8 million in realized security gains is primarily the result of less market opportunities this period as compared to the same period last year as well as a strategic de-emphasis on this portfolio as a core revenue source.

Noninterest Expense

Noninterest expense increased by $0.8 million or 5 percent during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Salaries and employee benefit expense increased $1.1 million or 12 percent primarily attributable to the effects of year-end merit increases, higher incentive accruals now that benefit plans are primarily earnings per share based and higher medical plan costs. These increased staff related expenses were partially offset by the reduction of seven full-time equivalent staff as a result of productivity initiatives in retail. Average full-time equivalent staff was 797 at June 30, 2007 compared to 804 at June 30, 2006. Occupancy, furniture and equipment expense increased by $0.5 million or 25 percent during the three months ended June 30, 2007 as compared to the same period 2006 as a result of several facility remodelings and additions that occurred in the second quarter of 2007 as compared to the same period of 2006. Other noninterest expense decreased $0.8 million as compared to June 30, 2007 as a result of a $0.7 million net charge-down, of a residential real estate development property acquired through foreclosure, to current market and property conditions in the second quarter of 2006.

S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 46 percent for the three months ended June 30, 2007 and 45 percent for the same period of 2006.

Federal Income Taxes

Federal income tax expense increased $1.0 million in the second quarter of 2007 as compared to the second quarter of 2006. The effective tax rate for the first six months of 2007 and 2006 was 27 percent, which is below the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with LIHTC and Federal Historic Tax Credit projects. S&T currently does not incur any alternative minimum tax.

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

Future Factors include:

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	credit losses;

•	sources of liquidity;

•	legislation affecting the financial services industry as a whole, and/or S&T and its subsidiaries individually or collectively;

•	regulatory supervision and oversight, including required capital levels;

•	increasing price and product/service competition by competitors, including new entrants;

•	rapid technological developments and changes;

•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;

•	the mix of products/services;

•	containing costs and expenses;

•	governmental and public policy changes, including environmental regulations;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

•	reliance on large customers;

•	technological, implementation and cost/financial risks in large, multi-year contracts;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing;

•	financial resources in the amounts, at the times and on the terms required to support our future businesses;

•	changes in the local economy in western-Pennsylvania area;

•	managing our internal growth and acquisitions; and

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in among other things, a reduced demand for credit and other services.

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

ALCO monitors and manages interest-rate sensitivity through gap, rate shock analysis and simulations in order to avoid unacceptable earnings fluctuations due to interest rate changes. S&T’s gap model includes certain management assumptions based upon past experience and the expected behavior of customers. The assumptions include principal prepayments for fixed rate loans, mortgage-backed securities and collateralized mortgage obligations, and classifying the demand, savings and money market balances by degree of interest-rate sensitivity.

The gap and cumulative gap represent the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of June 30, 2007.

	Interest Rate Sensitivity June 30, 2007 (dollars in thousands)
GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
Repricing Assets:
Cash/Due From Banks	$—	$—	$—	$67,953
Securities	38,689	35,012	78,364	232,334
Other Investments	14,213	—	—	—
Net Loans	1,297,482	239,705	345,663	824,572
Other Assets	—	—	—	208,069

Total	1,350,384	274,717	424,027	1,332,928
Repricing Liabilities:
Demand	—	—	—	449,623
NOW	18,250	18,250	36,500	73,001
Money Market	147,621	—	—	—
Savings	825,307	16,907	33,814	67,629
Certificates	494,549	230,385	82,520	130,137
Repos & Short-term Borrowings	144,342	—	—	—
Long-term Borrowings	23,566	40,477	74,406	108,039
Other Liabilities/Equity	—	—	—	366,733

Total	1,653,635	306,019	227,240	1,195,162

Gap	(303,251)	(31,302)	196,787	137,766

Cumulative GAP	$(303,251)	$(334,553)	$(137,766)	$—

Rate Sensitive Assets/Rate Sensitive Liabilities	June 30, 2007	December 31, 2006
Cumulative 6 months	0.82	0.86
Cumulative 12 months	0.83	0.87

S&T’s one-year gap position at June 30, 2007 indicates a liability sensitive position. This means that more liabilities than assets will reprice during the measured time frames. The implications of a liability sensitive position will differ depending upon the change in market interest rates. For example, with a liability sensitive position in a declining interest rate environment, more liabilities than assets will decrease in rate. This situation could result in an increase to our interest rate spreads, net interest income and operating spreads. Conversely, with a liability sensitive position in a rising interest rate environment, more liabilities than assets will increase in rate. This situation could result in a decrease to our interest rate spreads, net interest income and operating spreads.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

In addition to the gap analysis, S&T performs rate shock analyses on a static balance sheet to estimate the effect that specific interest-rate changes would have on 12 months of pretax net interest income. The rate shock incorporates management assumptions regarding the level of interest rate changes on non-maturity deposit products (savings, money market and NOW and demand deposits) and changes in the prepayment behavior of fixed rate loans and securities with optionality. Inclusion of these assumptions makes rate shock analysis more useful than gap analysis alone. The table below shows the results of the rate shock analyses.

Change in Pretax net interest income	Immediate Change in Rates
(dollars in millions)	+300 bps	-300 bps
June 30, 2007	$(3.7)	$(2.0)
December 31, 2006	$(6.8)	$(0.0)

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

Consistent with a liability sensitive gap position, the +300 rate shock results show pretax net interest income decreasing in an increasing interest rate environment. The restructuring of S&T savings products and the increase in long-term fixed rate borrowings had a positive impact on the +300 basis point results when compared to December 31, 2006.

Item 4.	CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of S&T’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (“Evaluation Date”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that S&T’s disclosure controls and procedures were effective as of the Evaluation Date. There were no significant changes in internal controls over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Risk factors are presented at December 31, 2006 in Item 1A of S&T’s Annual Report on Form 10-K, filed with the SEC on February 28, 2007. Management believes that there have been no material changes in S&T’s risk factors since December 31, 2006.

OTHER INFORMATION - continued

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following information describes the activity that has taken place during the first six months of 2007 with respect to S&T’s share repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares that can be Purchased Under the Plans
January 1, 2007 – January 31, 2007 (1) (2)	81,600	$32.96	81,600
February 1, 2007 – February 28, 2007	33,900	32.82	33,900
March 1, 2007 – March 31, 2007	386,000	32.73	386,000
April 1, 2007 – April 30, 2007	108,400	32.67	108,400
May 1, 2007 – May 31, 2007	223,500	32.66	223,500
June 1, 2007 – June 30, 2007	118,000	32.83	118,000

Total	951,400	$32.74	951,400	2,000,000

(1)	On October 16, 2006 the S&T Board of Directors authorized and announced a new stock buyback program until September 30, 2007 for up to an additional one million shares.
(2)	On June 18, 2007 the S&T Board of Directors authorized and announced a new stock buyback program until June 30, 2008 for up to an additional one million shares.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

S&T’s Annual Meeting of Stockholders was held on April 16, 2007 in Indiana, Pennsylvania. Of the 25,314,324 shares of common stock outstanding as of record date of February 27, 2007, 21,089,481shares, or 83.3 percent of S&T’s capital stock, were present or represented by proxy at the meeting, constituting a quorum. The results of the matters submitted to the stockholders were as follows.

Elect five directors to S&T’s board of directors, each to serve for a term of three years or until a successor has been elected and qualified:

Name	Votes For	Votes Withheld	Broker Non-Votes
Thomas A. Brice	20,008,554	1,080,927	N/A
James L. Carino	20,049,583	1,039,898	N/A
Jeffrey D. Grube	20,034,117	1,055,364	N/A
Joseph A. Kirk	19,666,851	1,422,630	N/A
James C. Miller	20,050,482	1,038,999	N/A

Continuing Directors whose terms expire in 2008:

Todd D. Brice, William J. Gatti, Samuel Levy, James V. Milano, and Charles A. Spadafora

Continuing Directors whose terms expire in 2009:

John J. Delaney, Michael J. Donnelly, Frank W. Jones, Christine J. Olson and Alan Papernick

Item 5.	Other Information.

Not Applicable

OTHER INFORMATION - continued

Item 6.	Exhibits

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

S&T Bancorp, Inc. (Registrant)

Date: August 6, 2007	/s/ Robert E. Rout
Robert E. Rout
Senior Executive Vice President, Chief Financial Officer and Secretary