Form 10-Q
period 2007-09-30
S&T BANCORP INC
filed 2007-11-06
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common Stock, $2.50 Par Value—24,543,577 shares as of October 22, 2007

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)	September 30, 2007 (Unaudited)	December 31, 2006 (Note A)
ASSETS
Cash and due from banks	$61,192	$59,980
Securities available for sale	363,838	432,045
Other investments	11,312	10,562
Loans held for sale	1,336	826
Portfolio loans, net of allowance for loan losses of $34,144 at September 30, 2007 and $33,220 at December 31, 2006	2,716,084	2,632,245
Premises and equipment, net	37,262	35,700
Goodwill	50,087	49,955
Other intangibles, net	4,591	4,985
Bank owned life insurance	35,260	34,251
Other assets	80,784	77,994

Total Assets	$3,361,746	$3,338,543

LIABILITIES
Deposits:
Noninterest-bearing demand	$452,140	$448,453
Interest-bearing demand	154,623	150,568
Money market	139,904	163,105
Savings	939,443	881,967
Time deposits	934,066	921,213

Total Deposits	2,620,176	2,565,306
Securities sold under repurchase agreements and federal funds purchased	95,809	133,021
Short-term borrowings	30,000	55,000
Long-term borrowings	211,255	171,941
Junior subordinated debt securities	25,000	25,000
Other liabilities	51,643	49,224

Total Liabilities	3,033,883	2,999,492

SHAREHOLDERS’ EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	—	—
Common stock ($2.50 par value) Authorized – 50,000,000 shares in 2007 and 2006 Issued – 29,714,038 shares in 2007 and 2006	74,285	74,285
Additional paid-in capital	26,908	26,698
Retained earnings	369,954	349,447
Accumulated other comprehensive income	(284)	4,014
Treasury stock (5,170,861 shares at September 30, 2007 and 4,352,764 shares at December 31, 2006, at cost)	(143,000)	(115,393)

Total Shareholders’ Equity	327,863	339,051

Total Liabilities and Shareholders’ Equity	$3,361,746	$3,338,543

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and share data in thousands, except per share data)	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$50,738	$48,332	$149,625	$137,245
Federal funds sold	28	—	33	—
Investment securities:
Taxable	2,935	3,535	8,999	11,036
Tax-exempt	651	675	1,961	2,031
Dividends	409	486	1,351	1,557

Total Interest Income	54,761	53,028	161,969	151,869
INTEREST EXPENSE
Deposits	20,801	19,268	60,357	52,924
Securities sold under repurchase agreements and federal funds purchased	925	1,272	3,385	3,982
Short-term borrowings	379	1,170	1,966	4,122
Long-term borrowings and capital securities	3,380	2,476	9,824	5,798

Total Interest Expense	25,485	24,186	75,532	66,826
NET INTEREST INCOME	29,276	28,842	86,437	85,043
Provision for loan losses	1,142	1,352	4,625	8,552

Net Interest Income After Provision for Loan Losses	28,134	27,490	81,812	76,491
NONINTEREST INCOME
Security gains, net	1,129	1,210	3,265	4,263
Service charges on deposit accounts	2,605	2,666	7,477	7,775
Wealth management fees	1,751	1,854	5,585	6,135
Letter of credit fees	421	479	1,568	1,740
Insurance commissions	1,874	1,759	5,559	5,069
Mortgage banking	244	194	613	548
Other	3,605	1,759	7,257	5,209

Total Noninterest Income	11,629	9,921	31,324	30,739
NONINTEREST EXPENSE
Salaries and employee benefits	9,910	8,618	29,917	27,134
Occupancy, net	1,427	1,265	4,375	3,853
Furniture and equipment	996	929	2,756	2,390
Other taxes	583	647	2,123	2,187
Data processing	1,179	1,186	3,714	3,599
Marketing	549	615	1,810	1,859
Amortization of intangibles	71	81	233	244
FDIC assessment	74	77	227	227
Other	3,340	2,921	8,624	9,059

Total Noninterest Expense	18,129	16,339	53,779	50,552

Income Before Taxes	21,634	21,072	59,357	56,678
Applicable Income Taxes	5,973	6,408	16,524	16,540

Net Income	$15,661	$14,664	$42,833	$40,138

Earnings per common share:
Net Income – Basic	$0.64	$0.57	$1.73	$1.55
Net Income – Diluted	0.63	0.57	1.72	1.54
Dividends declared per common share	0.30	0.29	0.90	0.87
Average Common Shares Outstanding – Basic	24,529	25,604	24,798	25,878
Average Common Shares Outstanding – Diluted	24,691	25,754	24,960	26,078

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except share and per share data)	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2006		$74,285	$26,120	$326,158	$9,172	$(83,314)	$352,421
Net income for nine months ended September 30, 2006	$40,138			40,138			40,138
Other comprehensive income, net of tax
Change in unrealized losses on securities of $3,529 net of reclassification adjustment for gains included in net income of $4,263 and tax expense of $1,328.	(2,201)				(2,201)		(2,201)

Comprehensive Income	$37,937

Cash dividends declared ($0.87 per share)				(22,457)			(22,457)
Treasury stock acquired (999,000 shares)						(34,170)	(34,170)
Treasury stock issued for stock options exercised (32,044 shares)			(27)			804	777
Recognition of restricted stock compensation expense			44				44
Tax benefit from nonstatutory stock options exercised			121				121
Recognition of nonstatutory stock option compensation expense			338				338

Balance at September 30, 2006		$74,285	$26,596	$343,839	$6,971	$(116,680)	$335,011

Balance at January 1, 2007		$74,285	$26,698	$349,447	$4,014	$(115,393)	$339,051
Net income for nine months ended September 30, 2007	$42,833			42,833			42,833
Other comprehensive income, net of tax
Change in unrealized losses on securities of $5,567 net of reclassification adjustment for gains included in net income of $3,265 and tax expense of $1,269.	(4,298)				(4,298)		(4,298)
Change in pension obligation	—				—		—

Comprehensive Income	$38,535

Cash dividends declared ($0.90 per share)				(22,176)			(22,176)
Treasury stock acquired (971,400 shares)						(31,802)	(31,802)
Treasury stock issued for stock options exercised (153,303 shares)			(843)			4,195	3,352
Recognition of restricted stock compensation expense			116				116
Tax benefit from nonstatutory stock options exercised			596				596
Recognition of nonstatutory stock option compensation expense			341				341
Adjustment to initially apply FIN 48				(150)			(150)

Balance at September 30, 2007		$74,285	$26,908	$369,954	$(284)	$(143,000)	$327,863

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2007	2006
Operating Activities
Net Income	$42,833	$40,138
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,625	8,552
Depreciation and amortization	2,788	2,363
Net amortization of investment security premiums	640	710
Recognition of stock-based compensation expense	553	553
Security gains, net	(3,265)	(4,263)
Deferred income taxes	67	514
Excess tax benefits from stock-based compensation	(204)	(80)
Mortgage loans originated for sale	(13,173)	(13,954)
Proceeds from the sale of loans	12,964	14,816
Gain on the sale of loans, net	(300)	(239)
Increase in interest receivable	(659)	(785)
Increase (decrease) in interest payable	1,157	(1,069)
Increase in other assets	(4,286)	(10,673)
Increase in other liabilities	4,244	10,538

Net Cash Provided by Operating Activities	47,984	47,121

Investing Activities
Net decrease of interest-earning deposits with banks	—	(196)
Proceeds from maturities of securities available for sale	67,562	64,120
Proceeds from sales of securities available for sale	5,441	11,699
Purchases of securities available for sale	(8,489)	(12,711)
Net increase in loans	(88,465)	(138,778)
Purchases of premises and equipment	(4,118)	(6,717)

Net Cash Used in Investing Activities	(28,069)	(82,583)

Financing Activities
Net increase in core deposits	42,540	145,024
Net increase (decrease) in time deposits	12,329	(27,816)
Net decrease in short-term borrowings	(25,000)	(90,000)
Net decrease in securities sold under repurchase agreements and federal funds purchased	(37,212)	(35,478)
Proceeds from long-term borrowings	50,000	122,697
Repayments of long-term borrowings	(10,686)	(45,256)
Proceeds from junior subordinated debt securities	—	25,000
Acquisition of treasury stock	(31,802)	(34,170)
Sale of treasury stock	3,352	777
Cash dividends paid to shareholders	(22,428)	(22,647)
Excess tax benefits from stock-based compensation	204	80

Net Cash (Used) Provided by Financing Activities	(18,703)	38,211
Increase in Cash and Cash Equivalents	1,212	2,749
Cash and Cash Equivalents at Beginning of Period	59,980	56,189

Cash and Cash Equivalents at End of Period	$61,192	$58,938

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of S&T Bancorp, Inc. and subsidiaries (“S&T”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. S&T operates within one business segment, community banking, providing a full range of services to individual and corporate customers. The condensed consolidated balance sheet as of December 31, 2006, has been extracted from the audited financial statements included in S&T’s 2006 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2007.

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

The consolidated financial statements include the accounts of S&T and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments of 20 percent – 50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting. S&T operates within one business segment, community banking, providing a full range of services to individual and corporate customers.

For the periods ended September 30, 2007 and 2006, interest paid was $78,148,000 and $66,885,000, respectively. Income taxes paid during the first nine months of 2007 were $15,058,000 compared to $17,696,000 for the same period of 2006.

NOTE B—NET INCOME PER SHARE

S&T’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. S&T’s common stock equivalents consist of outstanding stock options and restricted stock. Excluded from the calculation were 564,000 and 567,000 anti-dilutive stock options for the nine months ended September 30, 2007 and 2006, respectively.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares outstanding (basic)	24,529,448	25,604,340	24,798,043	25,877,775
Impact of common stock equivalents	161,287	149,382	161,521	200,485

Weighted average shares outstanding (diluted)	24,690,735	25,753,722	24,959,564	26,078,260

NOTE C—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

require, entities to account for certain financial instruments with an embedded derivative at fair value thereby eliminating the need to bifurcate the instrument into its host and the embedded derivative. SFAS No. 155 is effective for all financial instruments acquired or issued by S&T on or after January 1, 2007, and did not have a significant impact on S&T’s financial position or results of operations. During the first nine months of 2007, S&T had no new financial instruments acquired or issued after the date of adoption with embedded derivatives.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. S&T adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 decreased retained earnings by $150,666. As of the date of adoption, total unrecognized tax benefits were $231,794, of which $178,718 related to tax exposures that, if resolved favorably, would reduce the effective tax rate. In addition to recording these adoption effects, S&T accrued $103,023 of interest expense in the first quarter of 2007 related to previously unrecognized tax exposures. The total amount of interest expense related to unrecognized tax benefits was $156,099. As permitted by FIN 48, S&T will continue to record interest and penalties as other noninterest expense. There were no material changes to unrecognized tax benefits during the third quarter, and it is not anticipated that any such changes will occur by December 31, 2007. U. S. federal tax returns for tax years 2004 forward remain open to examination.

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

In July 2007, the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1), which was expected to be effective for fiscal years beginning on or after December 15, 2007. However, the FASB has recently voted to delay the effective date indefinitely. The proposal to delay the effectiveness will be exposed for a 30-day comment period. SOP 07-1 sets forth more stringent criteria for qualifying as an investment company than does the predecessor Audit Guide. In addition, SOP 07-1 establishes new criteria for a parent company or equity method investor to retain investment company accounting in their consolidated financial statements. Investment companies record all their investments at fair value with changes in value reflected in earnings. S&T is currently evaluating the potential impact of adopting SOP 07-1.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

NOTE D—EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T’s defined benefit plan:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2007	2006	2007	2006
Service cost—benefits earned during the period	$489	$514	$1,491	$1,475
Interest cost on projected benefit obligation	756	699	2,236	2,064
Expected return on plan assets	(1,231)	(1,064)	(3,698)	(3,070)
Net amortization and deferral	4	23	12	162

Net Periodic Pension Expense	$18	$172	$41	$631

S&T previously disclosed in its financial statements for the year ended December 31, 2006, that S&T contributed $6.0 million to its pension plan in December 2006 for 2007. No further contributions are expected to be made for 2007.

NOTE E—SECURITIES

The amortized cost and market value of securities are as follows:

September 30, 2007

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. government corporations and agencies	$154,464	$130	$(806)	$153,788
Collateralized mortgage obligations of U.S. government corporations and agencies	60,356	137	(540)	59,953
Mortgage-backed securities	28,994	13	(981)	28,026
U.S. treasury securities	498	1	—	499
Obligations of state and political subdivisions	79,438	46	(874)	78,610

Debt securities available for sale	323,750	327	(3,201)	320,876
Marketable equity securities	34,870	7,882	(773)	41,979
Other securities	983	—	—	983

Total	$359,603	$8,209	$(3,974)	$363,838

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

December 31, 2006

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. government corporations and agencies	$183,161	$16	$(3,174)	$180,003
Collateralized mortgage obligations of U.S. government corporations and agencies	61,087	—	(997)	60,090
Mortgage-backed securities	32,856	15	(1,078)	31,793
Obligations of state and political subdivisions	82,733	37	(1,098)	81,672

Debt securities available for sale	359,837	68	(6,347)	353,558
Marketable equity securities	39,268	16,126	(45)	55,349
Other securities	23,138	—	—	23,138

Total	$422,243	$16,194	$(6,392)	$432,045

For debt securities classified as available for sale, S&T does not believe any individual unrealized loss as of September 30, 2007 and December 31, 2006 represents an other-than-temporary impairment. S&T performs a review on the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. S&T management considers the length of time and the extent to which the market value has been less than cost and the financial condition of the issuer. The unrealized losses on 167 debt securities at September 30, 2007 are attributable to changes in interest rates. The unrealized losses on eight marketable equity securities at September 30, 2007 are attributable to temporary declines in market value. S&T has both the intent and the ability to hold the securities referenced in the table above for a time necessary to recover the amortized cost or, in the case of the debt securities, until maturity.

There were $3,363,000 and $4,819,000 in gross realized gains and $98,000 and $556,000 in gross realized losses for the nine months ended September 30, 2007 and 2006, respectively, relative to securities available for sale. S&T recognized an other-than-temporary impairment totaling $0.1 million on one equity security during the first nine months of 2007. During the first nine months of 2006, $0.3 million of realized losses were attributable to a strategic initiative for reducing non-strategic equity holdings and $0.3 million of realized losses were attributable to other-than-temporary impairment on two equity securities.

The following tables present the age of gross unrealized losses and market value by investment category:

September 30, 2007

	Less Than 12 months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$—	$—	$128,789	$(806)	$128,789	$(806)
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	50,958	(540)	50,958	(540)
Mortgage-backed securities	—	—	27,251	(981)	27,251	(981)
Obligations of states and political subdivisions	5,586	(17)	66,542	(857)	72,128	(874)

Debt securities available for sale	5,586	(17)	273,540	(3,184)	279,126	(3,201)
Marketable equity securities	4,538	(773)	—	—	4,538	(773)

Total temporarily impaired securities	$10,124	$(790)	$273,540	$(3,184)	$283,664	$(3,974)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

December 31, 2006

	Less Than 12 months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$—	$—	$175,041	$(3,174)	$175,041	$(3,174)
Collateralized mortgage obligations of U.S. government corporations and agencies	9,515	(29)	50,575	(968)	60,090	(997)
Mortgage-backed securities	—	—	30,535	(1,078)	30,535	(1,078)
Obligations of states and political subdivisions	9,948	(24)	65,731	(1,074)	75,679	(1,098)

Debt securities available for sale	19,463	(53)	321,882	(6,294)	341,345	(6,347)
Marketable equity securities	989	(45)	—	—	989	(45)

Total temporarily impaired securities	$20,452	$(98)	$321,882	$(6,294)	$342,334	$(6,392)

The amortized cost and estimated market value of debt securities at September 30, 2007, by expected maturity, are as set forth in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

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

Available for Sale (dollars in thousands)	Amortized Cost	Estimated Market Value
Due in one year or less	$68,544	$68,061
Due after one year through five years	220,625	218,837
Due after five years through ten years	32,888	32,327
Due after ten years	1,693	1,651

Total Debt Securities Available for Sale	$323,750	$320,876

At September 30, 2007 and December 31, 2006, investment securities with a principal amount of $287,983,000 and $287,994,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

NOTE F—LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

(dollars in thousands)	September 30, 2007	December 31, 2006
Real estate—construction	$331,033	$346,173
Real estate—mortgages:
Residential	605,793	570,304
Commercial	953,265	973,015
Commercial and industrial	782,597	702,833
Consumer installment	77,540	73,140

Gross Portfolio Loans	2,750,228	2,665,465
Allowance for loan losses	(34,144)	(33,220)

Total Portfolio Loans	2,716,084	2,632,245
Loans held for sale	1,336	826

Total Loans	$2,717,420	$2,633,071

Changes in the allowance for loan losses for the nine months ended September 30, were as follows:

(dollars in thousands)	2007	2006
Balance at beginning of year	$33,220	$36,572
Charge-offs	(5,747)	(13,459)
Recoveries	2,046	1,052

Net charge-offs	(3,701)	(12,407)
Provision for loan losses	4,625	8,552

Balance at end of period	$34,144	$32,717

The principal balances of loans on nonaccrual status were $14,445,000 and $19,852,000 at September 30, 2007 and December 31, 2006, respectively. Other real estate owned, which is included in other assets, was $869,000 at September 30, 2007 and $523,000 at December 31, 2006.

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans at:

(dollars in thousands)	September 30, 2007	December 31, 2006
Recorded investment in loans considered to be impaired	$21,527	$26,152
Recorded investment in impaired loans with no related allowance for loan losses	15,110	19,698
Loans considered to be impaired that were on a nonaccrual basis	6,417	8,617
Allowance for loan losses related to loans considered to be impaired	2,972	2,627
Average recorded investment in impaired loans	23,907	31,426
Total interest income per contractual terms on impaired loans	1,751	2,675
Total interest income on impaired loans recognized on a cash basis	588	1,867

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

NOTE G—BORROWINGS

Following is a summary of short-term borrowings at:

(dollars in thousands)	September 30, 2007	December 31, 2006
Securities sold under repurchase agreements	$95,809	$92,921
Federal funds purchased	—	40,100
Federal Home Loan Bank (FHLB) Advances	30,000	55,000

Total	$125,809	$188,021

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

Following is a summary of long-term debt at:

(dollars in thousands)	September 30, 2007	December 31, 2006
Long-term borrowings	$211,255	$171,941
Junior subordinated debt securities	25,000	25,000

Total	$236,255	$196,941

The purpose of these long-term borrowings is to match-fund selected new loan originations, to mitigate interest-rate sensitivity risk and to take advantage of discounted borrowing rates through the FHLB for community investment projects. At September 30, 2007 and December 31, 2006, S&T had long-term repurchase agreement borrowings totaling $50.0 million at a weighted average fixed-rate of 5.52 percent, which matures in 2009. The purpose of these borrowings was to lock in fixed-rate fundings to mitigate interest-rate risk.

NOTE H—GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T’s financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement. S&T’s exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $694,181,000, unfunded other loan commitments, comprised of credit card lines and home equity lines, totaled $177,303,000 and obligations under standby letters of credit totaled $198,915,000 at September 30, 2007.

NOTE I—LITIGATION

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

Business Summary

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania and with assets of approximately $3.4 billion at September 30, 2007. S&T provides a full range of financial services through a branch network of 47 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate services and other fiduciary services. S&T’s common stock trades on the Nasdaq Global Select Market under the symbol “STBA.”

Financial Condition

Total assets averaged $3.3 billion in the first nine months of 2007 and for the 2006 full year average. Average loans increased $131.5 million and average securities, other investments and federal funds sold decreased $57.4 million in the first nine months of 2007 as compared to the 2006 full year average. Average deposits increased $81.7 million and average borrowings increased $19.9 million during the nine months ended September 30, 2007 as compared to the 2006 full year average.

Average Balance Sheet and Net Interest Income Analysis

	Nine Months Ended September 30, 2007			Twelve Months Ended December 31, 2006
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,719.7	$151.6	7.45%	$2,588.2	$187.8	7.26%
Securities/other (1)	403.6	13.9	4.61%	461.0	21.4	4.64%

Total interest-earning assets	3,123.3	165.5	7.09%	3,049.2	209.2	6.86%
Noninterest-earning assets	223.4			211.7

TOTAL	$3,346.7			$3,260.9

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,211.6	$28.7	3.17%	$1,164.7	$36.6	3.14%
Time deposits	931.4	31.6	4.54%	914.6	36.9	4.04%
Borrowed funds < 1 year	146.1	5.4	4.90%	202.9	9.6	4.73%
Borrowed funds > 1 year	238.0	9.8	5.52%	161.3	8.5	5.25%

Total interest-bearing liabilities	2,527.1	75.5	4.00%	2,443.5	91.6	3.75%
Noninterest-bearing liabilities:
Demand deposits	441.8			423.8
Shareholders’ equity/other	377.8			393.6

TOTAL	$3,346.7			$3,260.9

Net yield on interest-earning assets			3.85%			3.86%

Net Interest Income		$90.0			$117.6

(1)	The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

Lending Activity

Average loans increased $131.5 million to $2.7 billion during the nine months ended September 30, 2007 as compared to the 2006 full year average. Changes in the composition of the average loan portfolio during the first nine months of 2007 included increases of $71.2 million of commercial and industrial loans, $14.7 million of commercial real estate loans, $40.9 million of residential mortgages and home equity loans and a increase in installment loans of $4.7 million.

Average real estate construction and commercial loans, including commercial and industrial, comprised 76 percent of the average loan portfolio for the nine months ended September 30, 2007 and the 2006 full year average. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. Rates and terms for commercial real estate, equipment loans and lines of credit are normally negotiated, subject to such variables as financial conditions of the borrower, economic conditions, marketability of collateral, credit history of the borrower and future cash flows. The loan to value policy guideline for commercial real estate loans is generally 65-85 percent. Variable-rate commercial loans were 48 percent of the commercial loan portfolio at September 30, 2007 and 49 percent at December 31, 2006.

Residential mortgage loans comprised 21 percent of the average loan portfolio for the nine months ended September 30, 2007 and for the 2006 full year average. Residential mortgage lending continues to be a strategic focus in 2007 through our centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its conservative mortgage lending policies. The loan to value policy guideline is 80 percent for residential first lien mortgages. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes assumed with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of the fair value of the mortgage property. At September 30, 2007, nine percent of the residential mortgage portfolio consisted of adjustable rate mortgages with repricing terms of one, three and five years compared to ten percent at December 31, 2006.

S&T periodically designates specific loan originations; generally longer-term, lower-yielding 1-4 family mortgages as held for sale and sells them to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, generate fee revenue from servicing, and maintain the primary customer relationship. During the nine months ended September 30, 2007, S&T sold $13.0 million of 1-4 family mortgages and services $178.3 million of secondary market mortgage loans to Fannie Mae compared to $14.6 million of sales during the same period of 2006. S&T intends to continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Average consumer installment loans comprised three percent of the loan portfolio for the nine months ended September 30, 2007 and for the 2006 full year average. The average balance of consumer installment loans for the nine months ended September 30, 2007 was $74.4 million as compared to $69.7 million for the 2006 full year average. S&T offers a variety of unsecured and secured installment loan and credit card products.

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

Securities Activity

Average securities, other investments and federal funds sold decreased by $57.4 million in the first nine months of 2007 compared to the 2006 full year average. The decreases in securities are attributable to an S&T Asset Liability Committee (“ALCO”) strategy to limit the replacement of matured investment securities and borrowings to mitigate the interest rate risk of a flat or inverted yield curve. The components of the decrease include $30.0 million in U.S. government corporations and agencies, $12.4 million in marketable equity securities, $8.5 million in mortgage-backed securities, $2.7 million in other securities, $2.2 million of investments in securities of states and political subdivisions, and $0.2 million of U.S. treasury securities. Average other investments decreased $0.4 million in the first nine months of 2007 compared to the 2006 full year average and are comprised of Federal Home Loan Bank (“FHLB”) stock that is a membership and borrowing requirement

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

and is recorded at historical cost. The amount of S&T’s investment in FHLB stock depends upon S&T’s borrowing availability and level from the FHLB. Average federal funds sold decreased $1.0 million in the first nine months of 2007 compared to the 2006 full year average. At September 30, 2007, the equity securities portfolio had total market value of $42.0 million compared to $55.3 million at December 31, 2006 and net unrealized gains of $7.1 million compared to $16.1 million at December 31, 2006. The equity securities portfolio consists of securities traded on the various stock markets and are subject to changes in market value.

S&T’s policy for security classification includes U.S. treasury securities, U.S. government corporations and agencies, mortgage-backed securities, collateralized mortgage obligations, states and political subdivisions, corporate securities, marketable equity securities and other securities classified as available for sale. On a quarterly basis, management evaluates the securities portfolios for other-than-temporary declines in market value in accordance with FASB issued Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” During the first nine months of 2007, there was $0.1 million of realized loss taken for an other-than-temporary impairment on one bank equity investment security. The performance of the equities and debt securities markets could generate further impairment in future periods. At September 30, 2007, net unrealized gains on securities classified as available for sale were $4.2 million as compared to $9.8 million at December 31, 2006. Gross unrealized losses related to S&T’s debt securities portfolio totaled $3.2 million at September 30, 2007 and $6.3 million at December 31, 2006. S&T has the intent and ability to hold these debt and equity securities until maturity (debt securities) or until market value recovers above cost.

Allowance for Loan Losses

The balance in the allowance for loan losses was $34.1 million or 1.24 percent of total loans at September 30, 2007 as compared to $33.2 million or 1.25 percent of total loans at December 31, 2006. The increase in the allowance for loan losses is consistent with the growth in commercial loans, lower 2007 charge-off levels and lower specific reserves established during the first nine months of 2007. S&T’s allowance for lending-related commitments such as unfunded commercial real estate, commercial and industrial term loan commitments and letters of credit totaled $0.9 million at September 30, 2007 and $1.2 million at December 31, 2006. The allowance for lending-related commitments is included in other liabilities.

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

Significant to this analysis and assessment is the loan portfolio composition of a higher mix of commercial loans. These loans are generally larger in size and, due to the continuing growth many are not seasoned and may be more vulnerable to an economic slowdown. Management relies on its risk rating process to assess potential weaknesses within specific credits. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the allowance for loan losses. During the first nine months of 2007, the risk rating profile of the portfolio was primarily impacted by three commercial loan relationships. The first commercial loan relationship is a construction servicing company totaling $1.8 million that filed for bankruptcy during the first quarter of 2007. During the third quarter of 2007, a $1.4 million charge-down was taken on this commercial relationship. The remaining balance of $0.4 million is believed to be adequately collateralized. The second loan relationship is a heavy construction company which was charged-down by $7.2 million during the third quarter of 2006. During the third quarter of 2007, an additional charge-down of $1.2 million was taken on this relationship related to a workers compensation letter of credit draw. In addition, a specific reserve of $2.1 million has been allocated to the relationship as a result of collateral shortfalls in recent equipment auctions. S&T is currently pursuing recovery through legal processes. This relationships remaining balance of $1.6 million, net of the $2.1 million specific reserve, is believed to be adequately collateralized by equipment. The third commercial loan relationship is a construction company totaling $0.9 million that filed for bankruptcy during the third quarter of 2007 and is no longer operating.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

A specific reserve of $0.9 million has been allocated to this commercial loan relationship. These three commercial relationships have been adequately reserved as determined by the quarterly impairment analysis and risk-rating process performed by the loan administration department. The remaining risk rating profile of the portfolio has shown overall improvement absent the aforementioned three commercial loan relationships.

Net loan charge-offs totaled $3.7 million in the first nine months of 2007 and $12.4 million in the first nine months of 2006. The balance of nonperforming loans, which included loans past due 90 days or more, at September 30, 2007 was $14.4 million or 0.52 percent of total loans. This compares to nonperforming loans of $19.9 million or 0.74 percent of total loans at December 31, 2006. Nonperforming assets totaled $15.3 million or 0.46 percent of total assets at September 30, 2007 and $20.4 million or 0.61 percent of total assets at December 31, 2006. There are no loans 90 days past due and still accruing. The provision for loan losses was $4.6 million for the first nine months of 2007, as compared to $8.6 million for the same period of 2006. The provision was the result of management’s detailed analysis of the adequacy of the allowance for loan losses and is consistent with commercial loan growth, loan charge-off levels and the $3.0 million of specific reserves established for the aforementioned commercial loan relationships.

Deposits

Average total deposits increased by $81.7 million, or three percent, during the nine months ended September 30, 2007 as compared to the 2006 full year average. Changes in the average deposit mix include increases of $87.7 million in savings accounts, $16.8 million in certificates of deposit and an increase in demand deposits of $18.0 million. Offsetting these increases are decreases of $37.7 million in money market accounts and $3.1 million in NOW accounts. The increase in savings accounts is primarily attributable to the success of the Green Plan and Plan B high yield savings accounts. During the first quarter of 2007, S&T restructured the Green Plan and Plan B high yield savings accounts to the new S&T Cash Management account, which is non-indexed and has a tiering feature, or the payment of higher rates on higher balances. S&T Cash Management accounts totaled $804.1 million at September 30, 2007. Core deposit growth has been an important strategic initiative for S&T, through the expansion of retail facilities, promotions and new products. Other important strategies include providing cash management services to commercial customers to increase transaction related deposits, and delivery services such as electronic banking. Total deposits at September 30, 2007 increased $84.1 million compared to September 30, 2006.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Special rate deposits of $100,000 and over were ten percent of total deposits at September 30, 2007 and at December 31, 2006, and primarily represent deposit relationships with local customers in our market area. In addition, management believes that S&T has the ability to access both public and private markets to raise long-term funding if necessary. At September 30, 2007, S&T had $12.8 million of brokered retail certificates of deposit outstanding compared to $2.8 million at December 31, 2006. The issuance of brokered retail certificates of deposits is an ALCO strategy to increase liquidity for loan demand, as an alternative to increased borrowings.

Borrowings

Average borrowings by S&T increased $19.9 million for the first nine months of 2007 as a result of increased loan growth that was not fully funded by maturing investment securities and deposit growth. Also affecting the increases in borrowings are $31.8 million of stock buybacks during the period. Borrowings are comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings. S&T defines REPOs with our local retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

The average balance in retail REPOs increased approximately $3.8 million for the first nine months of 2007 compared to the 2006 full year average. S&T views retail REPOs as a relatively stable source of funds because most of these accounts are with local long-term customers. Average federal funds purchased decreased by $3.6 million and average wholesale REPOs and FHLB advances decreased by $57.0 million for the first nine months of 2007 compared to the full year 2006 average.

Average long-term borrowings have increased by $76.7 million in the first nine months of 2007 as compared to the full year 2006 average. S&T had long-term borrowings outstanding of $208.2 million during the nine months ended September 30, 2007 at a fixed rate and $3.1 million at a variable rate with the FHLB. The increase in long-term borrowings is part of an

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

ALCO strategy to limit interest rate risk by achieving improved balance sheet positioning in a flat and sometimes inverted yield curve environment.

Capital Resources

Shareholders’ equity decreased $11.2 million at September 30, 2007, compared to December 31, 2006. Net income was $42.8 million, treasury share purchases were $31.8 million and dividends paid to shareholders were $22.4 million for the nine months ended September 30, 2007. Also affecting capital is a decrease of $4.3 million in unrealized gains on securities available for sale, net of tax, which is included in other comprehensive income. The S&T Board of Directors authorized stock buyback programs in 2005 and 2006 of one million shares each, or approximately four percent of shares outstanding in each year. During 2006, S&T repurchased 1,031,700 shares under these programs at an average cost of $34.19 per share. On June 18, 2007, S&T’s Board of Directors authorized a new stock buyback program until June 30, 2008 of up to an additional one million shares. During the first nine months of 2007, S&T repurchased 971,400 shares at an average price of $32.74.

S&T paid 52 percent of net income in dividends, equating to a projected annual dividend yield of approximately four percent utilizing the September 30, 2007 closing market price of $32.09. The book value of S&T’s common stock was $13.36 at September 30, 2007 and $13.37 at December 31, 2006.

S&T continues to maintain a strong capital position with a leverage ratio of 8.4 percent at September 30, 2007 and 8.8 percent at December 31, 2006 as compared to the minimum regulatory guideline of 3.0 percent. S&T’s risk-based capital Tier I and Total ratios were 9.4 percent and 11.5 percent, respectively, at September 30, 2007 and 9.7 percent and 11.9 percent at December 31, 2006, respectively. These ratios place S&T above the Federal Reserve Board’s risk-based capital guidelines of 4.0 percent and 8.0 percent for Tier I and Total, respectively.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC for the issuance of up to $150.0 million of a variety of securities including debt and capital securities, preferred and common stock and warrants. S&T can use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2007, S&T had not utilized the shelf registration statement.

Contractual Obligations

The adoption of FIN 48 did not have a material impact on the contractual obligations of S&T from that reported in the Form 10-K for the year ended December 31, 2006, as filed with the SEC on February 28, 2007. All FIN 48 liabilities recorded are expected to be paid after five years.

EXPLANATION OF USE OF NON-GAAP FINANCIAL MEASURES

In addition to the results of operations presented in accordance with GAAP, S&T management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully tax-equivalent basis and operating revenue. S&T believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and our business and performance trends as they facilitate comparisons with the performance of others in the financial services industry. Although S&T believes that these non-GAAP financial measures enhance investors’ understanding of S&T’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

We believe the presentation of net interest income on a fully tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the consolidated statements of income is reconciled to net interest income adjusted to a fully tax-equivalent basis on page 20 and 24.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

RESULTS OF OPERATIONS

Nine months ended September 30, 2007 compared to

Nine months ended September 30, 2006

Net Income

Net income was $42.8 million or $1.72 diluted earnings per share for the first nine months of 2007 as compared to $40.1 million or $1.54 diluted earnings per share for the same period of 2006. The increase in net income during the first nine months of 2007 was primarily the result of increases in net interest income, a significantly lower loan loss provision and an increase in noninterest income, offset by lower security gains and an increase in noninterest expense.

Net Interest Income

Net interest income on a fully taxable equivalent basis was $90.0 million, a $1.6 million or two percent increase for the first nine months of 2007 as compared to $88.4 million for the same period of 2006. The increase in net interest income was a result of a $76.1 million increase in average interest-earning assets, partially offset by a compressed net interest margin. The net interest margin on a fully taxable equivalent basis was 3.85 percent in the first nine months of 2007 as compared to the 3.88 percent in the same period of 2006. The decrease in the net interest margin is primarily attributable to the effect of rising short-term interest rates in combination with a flat yield curve and increased pricing competition for loans and deposits. S&T’s balance sheet is slightly liability sensitive, with funding costs rising faster than asset yields during 2007.

For the first nine months of 2007, average loans increased $141.9 million, and average securities and federal funds sold decreased $65.8 million as compared to the same period of 2006. The yields on average loans increased by 25 basis points from the comparable period in 2006 and the yield on average securities decreased by 5 basis points. Overall yields on interest-earning assets were 7.09 percent and 6.81 percent for the nine months ended September 30, 2007 and 2006, respectively.

For the first nine months of 2007 balances of average interest-bearing deposits increased by $85.0 million as compared to the same period of 2006. The cost of deposits totaled 3.77 percent, an increase of 33 basis points from the comparable period in 2006 due to increased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds increased 42 basis points to 5.28 percent as a result of higher short-term rates as compared to the same period of 2006. Overall funding costs increased 34 basis points to 4.00 percent at September 30, 2007 as compared to the same period of 2006.

Negatively affecting net interest income was a $10.4 million decrease in average net free funds during the first nine months of 2007 as compared to 2006. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders’ equity over nonearning assets. The decrease is primarily due to successful stock buyback programs in 2007 and 2006, defined benefit plan fundings and an increase in premises and equipment due to several facility remodelings and additions that occurred during the last 12 months.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 75 percent of operating revenue, (net interest income plus noninterest income, excluding security gains) in the first nine months of 2007 and 76 percent in the same period of 2006. The level and mix of interest-earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment and the flat yield curve.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Nine Months Ended September 30,
(dollars in thousands)	2007	2006
Interest income per consolidated statements of income	$161,969	$151,869
Adjustment to fully taxable equivalent basis	3,572	3,331

Interest income adjusted to fully taxable equivalent basis	165,541	155,200
Interest expense	75,532	66,826

Net interest income adjusted to fully taxable equivalent basis	$90,009	$88,374

Average Balance Sheet and Net Interest Income Analysis

	Nine Months Ended September 30,
	2007			2006
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,719.7	$151.6	7.45%	$2,577.8	$138.8	7.20%
Securities/other (1)	403.6	13.9	4.61%	469.4	16.4	4.66%

Total interest-earning assets	3,123.3	165.5	7.09%	3,047.2	155.2	6.81%
Noninterest-earning assets	223.4			211.3

TOTAL	$3,346.7			$3,258.5

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,211.6	$28.7	3.17%	$1,148.8	$26.2	3.05%
Time deposits	931.4	31.6	4.54%	909.2	26.7	3.92%
Borrowed funds < 1 year	146.1	5.4	4.90%	230.4	8.1	4.70%
Borrowed funds > 1 year	238.0	9.8	5.52%	152.2	5.8	5.09%

Total interest-bearing liabilities	2,527.1	75.5	4.00%	2,440.6	66.8	3.66%
Noninterest-bearing liabilities:
Demand deposits	441.8			421.8
Shareholders’ equity/other	377.8			396.1

TOTAL	$3,346.7			$3,258.5

Net yield on interest-earning assets			3.85%			3.88%

Net Interest Income		$90.0			$88.4

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Nine Months Ended September 30, 2007 Compared to September 30, 2006 Increase (Decrease) Due to (1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans(2)	$7,647	$5,136	$12,783
Securities/other(2)	(2,294)	(148)	(2,442)

Total interest-earning assets	5,353	4,988	10,341

Interest paid on:
NOW/money market/savings	$1,432	$1,059	$2,491
Time deposits	653	4,289	4,942
Borrowed funds < 1 year	(2,963)	211	(2,752)
Borrowed funds > 1 year	3,268	757	4,025

Total interest-bearing liabilities	2,390	6,316	8,706

Change in net interest income	$2,963	$(1,328)	$1,635

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2007 and 2006.

Provision for Loan Losses

The provision for loan losses was $4.6 million for the first nine months of 2007 and $8.6 million for the same period of 2006. The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes within the allowance for loan loss model are directionally consistent with the growth in commercial loans, loan charge-off levels and $3.0 million of specific reserves established for the two aforementioned commercial loan relationships.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. Also affecting the amount of the allowance for loan losses, and resulting provision, is loan growth and portfolio composition. Most of the loan growth during the first nine months of 2007 and 2006 is attributable to larger-sized commercial loans. Net charged-off loans were $3.7 million and $12.4 million for the first nine months of 2007 and 2006, respectively. The most significant charge-offs for the first nine months of 2007 were $1.4 million for a construction servicing company, an additional charge-off of $1.2 million related to a workers compensation letter of credit draw for a heavy construction company and a $0.8 million commercial loan relationship for a security distribution and installation company, all of which were previously considered in the analysis for the adequacy of the allowance for loan losses. The most significant charge-offs for the first nine months of 2006 was $7.2 million for a heavy construction company, $2.7 million for a commercial real estate participation loan and $1.5 million for a wholesale distributor, all of which were previously considered in the analysis for the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income, excluding security gains, increased $1.6 million or six percent, to $28.1 million in the first nine months of 2007 as compared to 2006. Increases included $0.5 million or ten percent in insurance commissions and $2.0 million or 26 percent in other income, offset by decreases of $0.6 million or nine percent in wealth management fees and $0.3 million or four percent in service charges on deposit accounts. The increase of $0.5 million in insurance commissions is attributable to stronger overall sales volume. The increase of $2.0 million in other noninterest income is primarily due to a reclassification

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

of investment securities held in the deferred compensation plan trust to a trading classification (within other assets) from available for sale classification. The reclassification generated a one-time favorable adjustment to other noninterest income of $1.2 million in the third quarter of 2007. This change is consistent with the guidance in Emerging Issues Task Force No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” and will eliminate future income statement volatility related to the accounting of the deferred compensation plan. Other increases to other noninterest income were $0.5 million for debit/credit card activities. Offsetting these increases are decreases of $0.3 million in service charges on deposit accounts, primarily the result of lower account analysis fees and NSF fees due to customer behavior patterns. The $0.5 million decrease in wealth management fees is related to the $0.4 million favorable adjustment in 2006 related to a change in the accrual methodology.

S&T recognized $3.3 million of gains on available for sale securities in the first nine months of 2007 as compared to $4.3 million in the same period of 2006. The decrease of $1.0 million is primarily due to less market opportunities during the nine months ended September 30, 2007 and a de-emphasis on this portfolio as a core revenue source. Included in net investment security gains for the first nine months of 2007 is a $0.1 million loss recognized from the fair market value adjustment on a bank equity holding as an other-than-temporary impairment in accordance with FSP 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.

Noninterest Expense

Noninterest expense increased by $3.2 million or six percent during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Salaries and employee benefit expense increased $2.8 million or ten percent primarily attributable to the effects of year-end merit increases, higher incentive accruals since most incentive plans are primarily earnings per share based, and higher medical plan expenses. The increased expenses were partially offset by the reduction of nine full-time equivalent staff primarily as a result of productivity initiatives in retail and a reduction in pension expense. Average full-time equivalent staff was 795 at September 30, 2007 compared to 804 at September 30, 2006. Occupancy, furniture and equipment expense increased $0.9 million or 14 percent during the first nine months of 2007 as compared to the same period 2006, as a result of several facility remodelings and additions that occurred during the last 12 months. Data processing expense increased $0.1 million or three percent as compared to the same period in 2006 due to new and expanded product offerings. Other taxes decreased $0.1 million or three percent due to a decrease in Pennsylvania shares tax. Other noninterest expense decreased $0.5 million or 14 percent during the first nine months of 2007 and is primarily attributable to a $0.7 million charge-down, on a residential real estate development property acquired through foreclosure, to current market and property conditions, during the second quarter of 2006, a $0.5 million reduction in the reserve for unfunded loan commitments, offset by increases of $0.3 million in legal expenses, $0.2 million in Other Real Estate Owned expenses and $0.2 million in consulting expenses.

S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 46 percent for the nine months ended September 30, 2007 and 44 percent for the same period of 2006.

Federal Income Taxes

Federal income tax expense decreased slightly in the first nine months of 2007 as compared to the first nine months of 2006. The effective tax rate for the first nine months of 2007 was 28 percent and 29 percent for the same period of 2006, which is below the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects. S&T currently does not incur any alternative minimum tax.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared to

Three months ended September 30, 2006

Net Income

Net income was $15.7 million or $0.63 diluted earnings per share for the third quarter of 2007 as compared to $14.7 million or $0.57 diluted earnings per share for the same period of 2006. The increase in net income during the third quarter of 2007 compared to the third quarter of 2006 was primarily the result of an increase in net interest income and noninterest income, offset by increased noninterest expenses. The return on average assets was 1.85 percent at September 30, 2007, as compared to 1.77 percent at September 30, 2006. The return on average equity was 19.17 percent at September 30, 2007 as compared to 16.95 percent for the same period of 2006.

Net Interest Income

On a fully tax-equivalent basis net interest income was $30.4 million, a $0.5 million or two percent increase for the three months ended September 30, 2007 as compared to $29.9 million for the same period of 2006. The increase in net interest income was a result of a $56.5 million increase in average interest-earning assets. The net interest margin on a fully taxable equivalent basis was 3.86 percent for the three months ended September 30, 2007 as compared to 3.87 percent in the same period of 2006.

For the three months ended September 30, 2007, average loans increased $123.0 million, and average securities and federal funds sold decreased $66.5 million as compared to the same period of 2006. The yields on average loans increased by 3 basis points from the comparable period in 2006 and the yield on average securities increased by four basis points. Overall yields on earning assets were 7.10 percent and 7.00 percent for the three months ended September 30, 2007 and 2006, respectively.

For the three months ended September 30, 2007, balances of average interest-bearing deposits increased by $93.0 million as compared to the same period of 2006. The cost of interest-bearing deposits totaled 3.79 percent, an increase of 12 basis points from the comparable period in 2006 due to increased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds increased 1 basis point to 5.20 percent due to higher short-term rates as compared to the same period of 2006. Overall funding costs increased nine basis points to 3.99 percent at September 30, 2007 as compared to the same period of 2006.

Negatively affecting net interest income was a $17.7 million decrease in average net free funds during the third quarter of 2007 compared to the same period of 2006. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders’ equity over nonearning assets. The decrease is primarily due to successful stock buy-back programs in 2007 and 2006, defined benefit plan fundings and an increase in premises and equipment due to new branches and administration facilities during the period.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 74 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in the third quarter of 2007 and 77 percent in the same period of 2006. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented within prescribed ALCO risk parameters to maintain an acceptable net interest margin, given the challenges of the current interest rate environment and flat yield curve.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Three Months Ended September 30,
(dollars in thousands)	2007	2006
Interest income per consolidated statements of income	$54,761	$53,028
Adjustment to fully taxable equivalent basis	1,170	1,146

Interest income adjusted to fully taxable equivalent basis	55,931	54,174
Interest expense	25,485	24,186

Net interest income adjusted to fully taxable equivalent basis	$30,446	$29,988

Average Balance Sheet and Net Interest Income Analysis

	Three Months Ended September 30,
	2007			2006
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,740.5	$51.4	7.44%	$2,617.5	$48.9	7.41%
Securities/other (1)	386.6	4.5	4.65%	453.1	5.3	4.61%

Total interest-earning assets	3,127.1	55.9	7.10%	3,070.6	54.2	7.00%
Noninterest-earning assets	225.7			215.2

TOTAL	$3,352.8			$3,285.8

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,235.5	$9.9	3.17%	$1,203.7	$10.1	3.34%
Time deposits	941.3	10.9	4.61%	880.1	9.1	4.12%
Borrowed funds < 1 year	113.4	1.3	4.56%	190.8	2.5	5.08%
Borrowed funds > 1 year	244.1	3.4	5.49%	185.5	2.5	5.30%

Total interest-bearing liabilities	2,534.3	25.5	3.99%	2,460.1	24.2	3.90%
Noninterest-bearing liabilities:
Demand deposits	447.0			435.0
Shareholders’ equity/other	371.5			390.7

TOTAL	$3,352.8			$3,285.8

Net yield on interest-earning assets			3.86%			3.87%

Net interest income		$30.4			$30.0

(1)	The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2007 Compared to September 30, 2006 Increase (Decrease) Due to (1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans(2)	$2,299	$190	$2,489
Securities/other(2)	(772)	40	(732)

Total interest-earning assets	1,527	230	1,757

Interest paid on:
NOW/money market/savings	$268	$(541)	$(273)
Time deposits	635	1,171	1,806
Borrowed funds < 1 year	(990)	(148)	(1,138)
Borrowed funds > 1 year	782	122	904

Total interest-bearing liabilities	695	604	1,299

Change in net interest income	$832	$(374)	$458

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2007 and 2006.

Provision for Loan Losses

The provision for loan losses was $1.1 million for the three months ended September 30, 2007 and $1.4 million for the same period of 2006. The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes in the provision and allowance for loan losses are consistent with the growth in commercial loans, lower loan charge-off levels and the $1.9 million specific reserves established for two commercial loan relationships during the third quarter of 2007.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. Also affecting the amount of the allowance for loan losses, and the resulting provision is loan growth and portfolio composition. Most of the loan growth during the third quarter of 2007 and 2006 is attributable to larger-sized commercial loans. Net charged-off loans were $2.8 million and $7.2 million for the third quarter 2007 and 2006, respectively. The most significant charge-offs for the third quarter of 2007 was a $1.4 million construction servicing company and an additional charge-off of $1.2 million related to a workers compensation letter of credit draw for a heavy construction company, all of which was previously considered in the analysis for the adequacy of the allowance for loan losses. The most significant charge-off for the third quarter of 2006 was a heavy construction company, previously classified as nonaccrual and was assigned a specific reserve of $7.1 million as of June 30, 2006, was charged-down by $7.2 million during the third quarter of 2006 and was previously considered in the analysis for the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income, excluding security gains, increased $1.8 million or 21 percent in the third quarter of 2007 as compared to 2006. Increases included $1.8 million or 105 percent in other income and $0.1 million or 7 percent in insurance commissions, offsetting these increases is a decrease of $0.1 million or 6 percent in wealth management fees. The increase in other income is primarily a result of a reclassification of investment securities held in the deferred compensation plan trust to a trading classification (within other assets) from available for sale classification. The reclassification generated a one-time favorable adjustment to other noninterest income of $1.2 million in the third quarter of 2007. Other increases to other noninterest income were $0.3 million for debit/credit card activities, $0.2 million increase in deferred compensation plan trust due to increased market values and a $0.1 million increase in commercial lending swap fees. The increase of $0.1 million in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

insurance commissions is attributable to stronger overall sales volume as well as higher volumes from consumer loan payment protection insurance during 2007. The decrease of $0.1 million in wealth management fees is due to fewer estates in the probate process during the third quarter of 2007 as compared to the same period of 2006.

S&T recognized $1.1 million of net gains on available for sale securities in the three months ended September 30, 2007 as compared to $1.2 million in the same period of 2006. The decrease of $0.1 million in realized security gains is primarily the result of less market opportunities this period as compared to the same period last year as well as a strategic de-emphasis on this portfolio as a core revenue source.

Noninterest Expense

Noninterest expense increased by $1.8 million or 11 percent during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Salaries and employee benefit expense increased $1.3 million or 15 percent primarily attributable to the effects of year-end merit increases; higher incentive accruals now that incentive plans are primarily earnings per share based and higher medical plan costs offset by a decrease in pension expense. These increased staff related expenses were partially offset by the reduction of six full-time equivalent staff as a result of productivity initiatives in retail. Average full-time equivalent staff was 801 at September 30, 2007 compared to 807 at September 30, 2006. Occupancy and furniture and equipment expense increased by $0.2 million or ten percent during the three months ended September 30, 2007 as compared to the same period 2006 as a result of a leasehold write-off for a closed branch in the third quarter of 2007 as well as several facility remodeling and additions that occurred since the 2006 period. Other taxes decreased $0.1 million or ten percent due to a decrease in Pennsylvania shares tax. Other noninterest expense increased $0.4 million or 14 percent for the third quarter of 2007 as compared to September 30, 2006 primarily attributable to a $0.4 million funding to the S&T Charitable Foundation in the third quarter of 2007.

S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 44 percent for the three months ended September 30, 2007 and 42 percent for the same period of 2006.

Federal Income Taxes

Federal income tax expense decreased $0.4 million in the third quarter of 2007 as compared to the third quarter of 2006. The effective tax rate was 28 percent for the third quarter of 2007 and 30 percent for the third quarter of 2006, which is below the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with LIHTC and Federal Historic Tax Credit projects. S&T currently does not incur any alternative minimum tax.

Critical Accounting Policies and Judgments

S&T’s consolidated financial statements are prepared based upon the application of certain critical accounting policies affecting accounts such as: investment securities, allowance for loan losses, mortgage servicing rights valuations and goodwill and other intangibles. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect S&T’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on S&T’s future financial condition and results of operations. S&T’s critical accounting policies are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in S&T’s Annual Report on Form 10-K, as filed with the SEC on February 28, 2007. There have been no material changes in S&T’s critical accounting policies since December 31, 2006.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to our financial condition, results of operations, plans, objectives, future performance or business. Such statements usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to” or other similar words. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to those described in this Form 10-Q or the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The gap and cumulative gap represent the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of September 30, 2007.

	Interest Rate Sensitivity September 30, 2007 (dollars in thousands)
GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
Repricing Assets:
Cash/Due From Banks	$—	$—	$—	$61,192
Securities	30,562	40,973	83,025	209,278
Other Investments	11,312	—	—	—
Net Loans	1,289,439	236,738	350,684	840,559
Other Assets	—	—	—	207,984

Total	1,331,313	277,711	433,709	1,319,013

Repricing Liabilities:
Demand	—	—	—	452,140
NOW	19,328	19,328	38,656	77,311
Money Market	139,904	—	—	—
Savings	832,975	15,210	30,419	60,839
Certificates	511,383	218,337	97,164	107,182
Repos & Short-term Borrowings	125,809	—	—	—
Long-term Borrowings	33,571	20,482	94,417	87,785
Other Liabilities/Equity	—	—	—	379,506

Total	1,662,970	273,357	260,656	1,164,763

Gap	(331,657)	4,354	173,053	154,250

Cumulative GAP	$(331,657)	$(327,303)	$(154,250)	$—

Rate Sensitive Assets/Rate Sensitive Liabilities	September 30, 2007	December 31, 2006
Cumulative 6 months	0.80	0.86
Cumulative 12 months	0.83	0.87

S&T’s one-year gap position at September 30, 2007 indicates a liability sensitive position. This means that more liabilities than assets will reprice during the measured time frames. The implications of a liability sensitive position will differ depending upon the change in market interest rates. For example, with a liability sensitive position in a declining interest rate environment, more liabilities than assets will decrease in rate. This situation could result in an increase to our interest rate spreads, net interest income and operating spreads. Conversely, with a liability sensitive position in a rising interest rate environment, more liabilities than assets will increase in rate. This situation could result in a decrease to our interest rate spreads, net interest income and operating spreads.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—continued

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

Change in Pretax net interest income (dollars in millions)	Immediate Change in Rates
	+300 bps	-300 bps
September 30, 2007	$(3.8)	$(2.8)
December 31, 2006	$(6.8)	$(0.0)

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

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of S&T’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (“Evaluation Date”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that S&T’s disclosure controls and procedures were effective as of the Evaluation Date. There were no significant changes in internal controls over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Risk factors are presented at December 31, 2006 in Item 1A of S&T’s Annual Report on Form 10-K, as filed with the SEC on February 28, 2007. Management believes that there have been no material changes in S&T’s risk factors since December 31, 2006.

OTHER INFORMATION—continued

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following information describes the activity that has taken place during the first nine months of 2007 with respect to S&T’s share repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares that can be Purchased Under the Plans
January 1, 2007 – January 31, 2007 (1) (2)	81,600	$32.96	81,600
February 1, 2007 – February 28, 2007	33,900	32.82	33,900
March 1, 2007 – March 31, 2007	386,000	32.73	386,000
April 1, 2007 – April 30, 2007	108,400	32.67	108,400
May 1, 2007 – May 31, 2007	223,500	32.66	223,500
June 1, 2007 – June 30, 2007	118,000	32.83	118,000
July 1, 2007 – July 31, 2007	20,000	32.60	20,000
August 1, 2007 – August 31, 2007	—	—	—
September 1, 2007 – September 30, 2007	—	—	—

Total	971,400	$32.74	971,400	2,000,000

(1)	On October 16, 2006, the S&T Board of Directors authorized and announced a new stock buyback program until September 30, 2007 for up to an additional one million shares.
(2)	On June 18, 2007, the S&T Board of Directors authorized and announced a new stock buyback program until June 30, 2008 for up to an additional one million shares.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

Exhibit 31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

Exhibit 31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

OTHER INFORMATION—continued

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

S&T Bancorp, Inc. (Registrant)

Date: November 5, 2007	/s/ Robert E. Rout
Robert E. Rout
Senior Executive Vice President, Chief Financial Officer and Secretary