Form 10-K
period 2007-12-31
S&T BANCORP INC
filed 2008-02-29
CIK 719220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2007

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

Common Stock, Par Value $2.50 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.  {☐}

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2007:

Common Stock, $2.50 par value – $760,793,188

The number of shares outstanding of the issuer’s classes of common stock as of February 11, 2008:

Common Stock, $2.50 par value – 24,586,486 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held April 21, 2008 are incorporated by reference into Part III.

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

As of December 31, 2007, S&T had approximately $3.4 billion in total assets, $337.6 million in total shareholder’s equity and $2.6 billion in total deposits. S&T Bank deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent provided by law.

S&T Bank is a full service bank with its Main Office at 800 Philadelphia Street, Indiana, Pennsylvania, providing services to its customers through a branch network of 46 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania.

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

Total wealth management assets under management were approximately $1.3 billion at December 31, 2007. Wealth management services include services as executor and trustee under wills and deeds, as guardian and custodian of employee benefits and other trusts and brokerage services.

S&T Bank has four wholly owned subsidiaries, S&T Insurance Group, LLC, S&T Bancholdings, Inc., S&T Professional Resources Group, LLC and Stewart Capital Advisors, LLC. In May 2002, S&T Professional Resources Group, LLC was formed to market software developed by S&T Bank. In August 2002, S&T Bancholdings, Inc. was formed as an investment holding company. In August 2002, S&T Bank acquired Evergreen Insurance Associates, Inc., a multi-line insurance agency with a client base in Pennsylvania, Maryland and West Virginia. Evergreen Insurance Associates, Inc. was merged into Evergreen Acquisition, LLC, with a resulting name change to Evergreen Insurance Associates, LLC (“Evergreen”), a wholly owned subsidiary of S&T Insurance Group, LLC. Evergreen provides insurance programs structured to the individual needs of its customers, and offers a full line of commercial property and casualty insurance, group life and health coverage, employee benefit solutions as well as personal insurance. Stewart Capital Advisors, LLC, formed in August 2005, is a registered investment advisor that manages private investment accounts for individuals and institutions and advises the Stewart Capital Mutual Funds.

Pending Acquisition

On December 17, 2007, S&T announced that it would acquire IBT Bancorp, Inc., of Irwin, Pennsylvania (“IBT”), in a stock and cash transaction valued at approximately $171 million as of that date. The transaction is an in-market transaction that will expand S&T’s existing footprint in the Westmoreland and Allegheny counties of Pennsylvania. The combined company will have over $4.1 billion in assets and increase its market share from 5 percent to approximately 12 percent in Westmoreland County. IBT shareholders will receive either $31.00 cash or between 0.93 and 0.97 of a fraction of a share of S&T common stock for each of their shares of IBT common stock, with the precise fraction of a share based upon the average high and low sale price for S&T common stock for a twenty trading day period preceding the date of the meeting of IBT shareholders at which the merger will be considered.

Employees

As of December 31, 2007, S&T and its subsidiaries had 806 full-time equivalent employees. S&T provides a variety of employment benefits and considers its relationship with its employees to be good.

Item 1.	BUSINESS - continued

Access to United States Securities and Exchange Commission Filings

All reports filed electronically by S&T with the United States Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.stbancorp.com. These filings are also accessible on the SEC’s website at www.sec.gov. You may also read and copy any material S&T files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. S&T’s Corporate Governance Guidelines; the charters of the Audit Committee, the Compensation and Benefits Committee, and the Nominating and Governance Committee; and the Code of Business Conduct & Ethics are also available on S&T’s website.

Supervision and Regulation

General

S&T and S&T Bank are each extensively regulated under federal and state law. The following describes certain aspects of such regulation and does not purport to be a complete description of all regulations that affect S&T or all aspects of such regulations.

To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on S&T or S&T Bank is impossible to determine with any certainty.

Any change in applicable laws or regulations, or in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on our business, operations and earnings.

S&T

S&T is a bank holding company subject to regulation under the BHCA, and the examination and reporting requirements of the Federal Reserve System (the “Federal Reserve Board”). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any additional bank, or merge or consolidate with another bank holding company, without the prior approval of the Federal Reserve Board. As noted, on December 17, 2007, S&T announced that it would acquire IBT. Consummation of the transaction is subject to receipt by S&T of required regulatory approvals. S&T has applied for or is in the process of applying for such approvals.

In addition, S&T has received such approvals from the Federal Reserve Board for the following passive ownership positions:

Name of Entity	% Approved	% of Outstanding Shares Owned by S&T
Allegheny Valley Bancorp, Inc.	24.9%	14.8%
CBT Financial Corp.	9.9%	5.4%
IBT Bancorp, Inc.	9.9%	8.1%

S&T elected to become a financial holding company under the BHCA in 2001 and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify and maintain its status as a financial holding company, the depository institutions controlled by S&T must remain “well capitalized” and “well managed” (as defined in federal law), and have at least a “satisfactory” Community Reinvestment Act (“CRA”) rating. S&T and S&T Bank currently satisfy these criteria. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The BHCA identifies several activities as “financial in nature” including, among others, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and sales agency; investment advisory activities; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking or a proper incident thereto. Banks also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a “satisfactory” CRA rating.

Item 1.	BUSINESS - continued

If S&T Bank ceases to be “well capitalized” or “well managed,” S&T will not be in compliance with the requirements of the BHCA regarding financial holding companies. If a financial holding company is notified by the Federal Reserve Bank of such a change in the ratings of any of its subsidiary banks, it must take certain corrective actions within specified time frames. Furthermore, if S&T Bank were to receive a CRA rating of less than “satisfactory,” then S&T would be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations until the rating is raised to “satisfactory” or better.

S&T is presently engaged in nonbanking activities through the following six entities: 9th Street Holdings, Inc., S&T Bancholdings, Inc., CTCLIC, S&T Insurance Group, LLC, S&T Professional Resources Group, LLC and Stewart Capital Advisors, LLC. 9th Street Holdings, Inc. was formed in June 1988 and S&T Bancholdings, Inc. was formed in August 2002 to hold and manage a group of investments previously owned by S&T Bank and to give S&T additional latitude to purchase other investments. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC distributes high-quality life insurance and long-term disability income insurance products. During 2002, S&T Insurance Group, LLC expanded into the property and casualty insurance business with the acquisition of Evergreen Insurance Associates, LLC. S&T Professional Resources Group, LLC markets software developed by S&T Bank. Stewart Capital Advisors, LLC, formed in August 2005, is a registered investment advisor that manages private investment accounts for individuals and institutions and advises the Stewart Capital Mutual Funds. S&T also is subject to the supervision and regulation of the Pennsylvania Department of Banking (“PADB”).

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

Insurance of Accounts; Depositor Preference

The deposits of S&T Bank are insured up to applicable limits per insured depositor by the FDIC. As an FDIC-insured bank, S&T Bank also is subject to FDIC insurance assessments. As a result of the Federal Deposit Insurance Reform Act of 2005, the FDIC adopted a revised risk-based assessment system to determine assessment rates to be paid by member institutions such as S&T Bank. Under this revised assessment system, risk is defined and measured using an institution’s supervisory ratings with certain other risk measures, including certain financial ratios. The annual rates for 2008 for institutions in risk category I range from 5 to 7 basis points, the rate for institutions in risk category II is 10 basis points and the rate for institutions in risk category III is 28 basis points. These rates may be offset by a one time assessment credit held by an institution, based on the assessment base of that institution as of December 31, 1996, and in the future by dividends that may be declared by the FDIC if the deposit reserve ratio increases above a certain amount. The FDIC may raise or lower these assessment rates based on various factors to achieve a reserve ratio, which the FDIC currently has set at 1.25 percent of insured deposits.

In addition to deposit insurance fund assessments, the FDIC assesses all insured deposits a special assessment to fund the repayment of debt obligations of the Financing Corporation (FICO). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2007, the annualized rate established by the FDIC for the FICO assessment was 1.14 basis points per $100 of insured deposits.

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

Item 1.	BUSINESS - continued

Capital

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, both S&T and S&T Bank generally are required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8.00 percent. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total capital”). At December 31, 2007, S&T’s Tier 1 and Total capital ratios were 9.50 percent and 11.64 percent, respectively, and the ratios of Tier 1 capital and Total capital to total risk-adjusted assets for S&T Bank were 8.68 percent and 10.72 percent, respectively.

In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to 3.00 percent for bank and bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing significant growth or expansion. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. At December 31, 2007, S&T’s leverage ratio was 8.57 percent, and S&T Bank’s leverage ratio was 7.82 percent.

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

Payment of Dividends

S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of S&T’s revenues consists of dividend payments it receives from S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. S&T does not expect that any of these laws, regulations or policies will materially influence S&T or S&T Bank’s ability to pay dividends. During the year ended December 31, 2007, S&T Bank paid $45.2 million in cash dividends to S&T.

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies such as S&T and its depository institution subsidiary by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. Under current federal law for example, the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by the law. Under regulations established by the federal banking agencies, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6.00 percent, a Total capital ratio of at least 10.00 percent and a leverage ratio of at least 5.00 percent and not be subject to a capital directive or order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4.00 percent, a Total capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent, or 3.00 percent in some cases. As of December 31, 2007, S&T Bank was classified as “well capitalized.” The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.

Item 1.	BUSINESS - continued

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

Interstate Banking and Branching

The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state-imposed deposit concentration limits. S&T Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger, branches of banks located outside of Pennsylvania, its home state. The establishment of de novo interstate branches is also possible in those states where expressly permitted. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, S&T Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act and the CRA. In addition, rules developed by the federal banking agencies pursuant to federal law require disclosure of privacy policies to consumers and in some circumstances, allow consumers to prevent the disclosure of certain personal information to nonaffiliated third parties.

Item 1.	BUSINESS - continued

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate-income neighborhoods. Furthermore, such assessment also is required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a bank holding company (including a financial holding company) applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” S&T Bank was rated “satisfactory” in its most recent CRA evaluation.

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

The market price of S&T common stock may fluctuate significantly in response to a number of factors, including:

•	changes in securities analysts’ estimates of financial performance

•	volatility of stock market prices and volumes

•	changes in market valuations of similar companies

•	changes in conditions in credit markets

•	new products or services offered in the banking and/or financial services industries

•	variations in quarterly or annual operating results

•	new litigation

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies

If S&T does not adjust to changes in the financial services industry, its financial performance may suffer.

S&T’s future financial performance will depend in part on its ability to expand its scope of available financial services to its customers. In addition to other banks, competitors include security dealers, brokers, mortgage bankers, investment advisors, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.

Item 1A. RISK FACTORS - continued

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

S&T is exposed to interest rate risk, through the operations of its banking subsidiary, since substantially all of S&T Bank’s assets and liabilities are monetary in nature. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and value of financial instruments. S&T Bank’s earnings, like that of most financial institutions, largely depend on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. In an increasing interest rate environment, the cost of funds sometimes increases more rapidly than the interest earned on the loans and securities because the primary source of funds are deposits with generally shorter maturities than the maturities on loans and investment securities. This could cause the net interest rate spread to compress and negatively impact S&T Bank’s profitability.

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

Weakness in the economy and in the real estate market may adversely affect S&T.

If the strength of the U.S. economy or the real estate market in general declines, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant effect on S&T’s loan portfolio and allowance for loan losses.

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

There were no unresolved comments received from the SEC regarding S&T’s periodic or current reports within the last 180 days prior to December 31, 2007.

Item 2.	PROPERTIES

S&T operates 46 banking offices in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson, Westmoreland and surrounding counties in Pennsylvania.

S&T owns land and banking offices at the following locations:

133 Philadelphia Street Armagh, PA 15920	205 East Market Street Blairsville, PA 15717	111 Resort Plaza Drive Blairsville, PA 15717	456 Main Street Brockway, PA 15824

256 Main Street Brookville, PA 15825	209 Allegheny Boulevard Brookville, PA 15825	100 South Chestnut Street Derry, PA 15627	410 Main Street Clarion, PA 16214

650 Main Street Clarion, PA 16214	85 Greensburg Street Delmont, PA 15626	200 Patchway Road Duncansville, PA 16635	614 Liberty Boulevard DuBois, PA 15801

196 Industrial Park Ebensburg, PA 15931	35 West Scribner Avenue DuBois, PA 15801	34 North Main Street Homer City, PA 15748	420 Pleasantview Drive & Armstrong Street Ford City, PA 16226

920 Fifth Avenue Ford City, PA 16226	701 East Pittsburgh Street Greensburg, PA 15601	225 Lucerne Road Lucernemines, PA 15754	2455 Route 286 South Indiana, PA 15701

100 South Fourth Street Youngwood, PA 15697	501 Philadelphia Street Indiana, PA 15701	2190 Hulton Road Verona, PA 15147	4385 Old Wm. Penn Hwy Monroeville, PA 15146

4251 Old Wm. Penn Hwy Murrysville, PA 15668	628 Broad Street New Bethlehem, PA 16242	539 West Mahoning Street Punxsutawney, PA 15767	12262 Frankstown Road Pittsburgh, PA 15235

301 Unity Center Road Pittsburgh, PA 15239	7660 Saltsburg Road Pittsburgh, PA 15239	30 Towne Center Drive Leechburg, PA 15656	232 Hampton Avenue Punxsutawney, PA 15767

418 Main Street Reynoldsville, PA 15851	602 Salt Street Saltsburg, PA 15681	800 Philadelphia Street Indiana, PA 15701	355 North Fifth Street Indiana, PA 15701

S&T leases land where S&T owns the banking offices and remote ATM buildings at the following locations:

8th & Merle Street Clarion, PA 16214	2320 Route 286 Pittsburgh, PA 15239	835 Hospital Road Indiana, PA 15701	1077 Freeport Road Pittsburgh, PA 15238

1107 Wayne Avenue Indiana, PA 15701	1100 Logan Boulevard Altoona, PA 16602	229 Westmoreland Drive, Route 30 Greensburg, PA 15601	220 New Castle Road Butler, PA 16001

S&T leases land and banking offices at the following locations:

20001 Route 19 Suite B Cranberry Township, PA 16066	6306 Forbes Avenue Pittsburgh, PA 15217	5522 Shaffer Road DuBois Mall DuBois, PA 15801	Coral Reef & Crooked Island Roads DuBois, PA 15801

2388 Route 286 Holiday Park, PA 15239	324 North Fourth Street Indiana, PA 15701	Shadyside Village 820 South Aiken Avenue Pittsburgh, PA 15232	Two Gateway Center 603 Stanwix Street, Suite 125 Pittsburgh, PA 15222

3100 Oakland Avenue Indiana, PA 15701	12 Hilltop Plaza Kittanning, PA 16201	3884 Route 30 East Latrobe, PA 15650

Item 3.	LEGAL PROCEEDINGS

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

STOCK PRICES AND DIVIDEND INFORMATION

S&T’s common stock is listed on the NASDAQ Global Select Market System (“NASDAQ”) under the symbol STBA. The range of sale prices for the years 2007 and 2006 is set forth in the table below and is based upon information obtained from NASDAQ. As of the close of business on January 31, 2008, there were 3,030 shareholders of record of S&T. Dividends paid by S&T are primarily provided from S&T Bank’s dividends to S&T. The payment of dividends by S&T Bank to S&T is subject to the restrictions described in Note J to the Consolidated Financial Statements and “Payment of Dividends” on page 13. The cash dividends declared shown below represent the historical per share amounts for S&T Common Stock.

	Price Range of Common Stock
2007	Low	High	Cash Dividends Declared
Fourth Quarter	$27.22	$34.58	$0.31
Third Quarter	29.78	36.46	0.30
Second Quarter	31.55	33.97	0.30
First Quarter	31.90	35.58	0.30

2006
Fourth Quarter	$31.14	$35.60	$0.30
Third Quarter	29.67	33.25	0.29
Second Quarter	31.93	36.68	0.29
First Quarter	35.59	37.68	0.29

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES-continued

FIVE-YEAR CUMULATIVE TOTAL RETURN

The following chart compares the cumulative total shareholder return on S&T Common Stock with the cumulative total shareholder return of the NASDAQ Composite Index and 1NASDAQ Bank Index assuming a $100 investment in each on December 31, 2002.

[1]	The NASDAQ Bank Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Banks. These companies include banks providing a broad range of financial services, including retail banking, loans and money transmissions.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES - continued

During 2007, S&T repurchased 971,400 shares of its common stock at an average price of $32.74 per share. The impact of the repurchased shares is $0.03 increase to 2007 diluted earnings per share. The S&T Board of Directors previously authorized a stock buyback program for 2007 of up to one million shares, or approximately 4 percent of shares outstanding. On June 18, 2007, the S&T Board of Directors authorized a new stock buyback program until June 30, 2008 of an additional one million shares. S&T reissued 161,213 shares during 2007 primarily through the exercise of employee stock options.

The following information describes the activity that has taken place during 2007 with respect to S&T’s share repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that Can Be Purchased Under the Plans
01/01/2007 – 01/31/2007(1)(2)	81,600	$32.96	81,600
02/01/2007 – 02/28/2007	33,900	32.82	33,900
03/01/2007 – 03/31/2007	386,000	32.73	386,000
04/01/2007 – 04/30/2007	108,400	32.67	108,400
05/01/2007 – 05/31/2007	223,500	32.66	223,500
06/01/2007 – 06/30/2007	118,000	32.83	118,000
07/01/2007 – 07/31/2007	20,000	32.60	20,000
08/01/2007 – 08/31/2007	—	—	—
09/01/2007 – 09/30/2007	—	—	—
10/01/2007 – 10/31/2007	—	—	—
11/01/2007 – 11/30/2007	—	—	—
12/01/2007 – 12/31/2007	—	—	—

Total	971,400	$32.74	971,400	2,000,000

(1)	On October 16, 2006, the S&T Board of Directors authorized and announced a new stock buyback program until September 30, 2007 for an additional one million shares.
(2)

On June 18, 2007, the Board of Directors authorized and announced a new stock buyback program until June 30, 2008 for up to an additional one million shares. As of December 31, 2007, 935,500 shares remain eligible for repurchase under this plan.

Item 6.	SELECTED FINANCIAL DATA

Year Ended December 31:	2007	2006	2005	2004	2003
(dollars in thousands, except per share data)
INCOME STATEMENTS
Interest income	$215,605	$204,702	$172,122	$148,638	$151,460
Interest expense	99,167	91,584	59,514	40,890	47,066
Provision for loan losses	5,812	9,380	5,000	4,400	7,300

Net interest income after provision for loan losses	110,626	103,738	107,608	103,348	97,094
Noninterest income	40,605	40,390	37,386	34,401	36,204
Noninterest expense	73,460	69,279	62,464	60,390	60,658

Income before taxes	77,771	74,849	82,530	77,359	72,640
Applicable income taxes	21,627	21,513	24,287	23,001	20,863

Net income	$56,144	$53,336	$58,243	$54,358	$51,777

PER SHARE DATA
Net income—Basic	$2.27	$2.07	$2.21	$2.05	$1.96
Net income—Diluted	2.26	2.06	2.18	2.03	1.94
Dividends declared	1.21	1.17	1.13	1.07	1.02
Book Value	13.75	13.37	13.41	13.12	12.48

ITEM 6.	SELECTED FINANCIAL DATA - continued

SELECTED FINANCIAL DATA

BALANCE SHEET TOTALS (PERIOD END):

Year Ended December 31:	2007	2006	2005	2004	2003
(dollars in thousands)
Total assets	$3,421,169	$3,338,543	$3,194,979	$2,989,034	$2,900,272
Securities available for sale Other investments	358,822 13,833	432,045 10,562	481,257 13,318	503,218 14,953	594,179 16,904
Net loans	2,762,594	2,633,071	2,454,934	2,253,089	2,069,142
Total deposits	2,621,825	2,565,306	2,418,884	2,176,263	1,962,253
Securities sold under repurchase agreements and federal funds purchased	100,258	133,021	137,829	98,384	182,020
Short-term borrowings	80,000	55,000	150,000	225,000	250,000
Long-term borrowings	201,021	171,941	83,776	86,325	116,933
Junior subordinated debt securities	25,000	25,000	—	—	—
Total shareholders’ equity	337,560	339,051	352,421	349,129	332,718

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania with assets of approximately $3.4 billion at December 31, 2007. S&T provides a full range of financial services through a branch network of 46 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate services; and other fiduciary services. S&T earns revenue primarily from interest on loans, security investments and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses as well as other operating costs such as: salaries and employee benefits, occupancy, data processing expenses and tax expense. Balance sheet growth in 2007 included a 4 percent increase in commercial lending activities, an 8 percent increase in consumer and residential mortgage loans, with funding for that growth provided primarily by a 6 percent increase in borrowings and a 2 percent increase in deposits. S&T’s strategic plan to deliver profitable growth to our shareholders includes: increasing loans and core deposits with sufficient interest rate spreads, controlling loan delinquency and loan losses, controlling operating expenses and expanding the business through new de novo branching, merger and acquisitions, introduction of new products and services, and expansion of our products and services provided to our existing customers.

On December 17, 2007, S&T announced that it would acquire IBT, in a stock and cash transaction valued at approximately $171 million as of that date. The transaction is an in-market transaction that will expand S&T’s existing footprint in the Westmoreland and Allegheny counties of Pennsylvania. The combined company will have over $4.1 billion in assets and increase its market share from 5 percent to approximately 12 percent in Westmoreland County. IBT shareholders will receive either $31.00 cash or between 0.93 and 0.97 of a fraction of a share of S&T common stock for each of their shares of IBT common stock, with the precise fraction of a share based upon the average high and low sale price for S&T common stock for a twenty trading day period preceding the date of the meeting of IBT shareholders at which the merger will be considered.

There are many uncertainties regarding the economy as S&T enters 2008. S&T continually strives to be well positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management continually assesses our balance sheet, capital, liquidity and operation infrastructures in order to be positioned to take advantage of internal or acquisition growth opportunities.

There are many factors that could influence our results, both positively and negatively, in 2008. Because the majority of our revenue comes from net interest income, internally generated loan and deposit growth and the mix of that growth are major factors on our operations and financial condition. S&T has directed a fair amount of focus and resources in planning for 2008 to improve our generation and retention of low cost core deposits. On the other hand, a slowing economy could cause

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

deterioration in the asset quality measurements. S&T recognizes that our shift to a greater dependence on commercial loans in recent years exposes us to larger credit risks and greater swings in nonperforming loans and loan charge-offs when problems do occur.

FINANCIAL CONDITION

Average earning assets increased by $77.8 million in 2007 primarily as a result of growth in commercial lending, consumer and residential mortgage activities. During 2007, average loan balances increased by $143.6 million, and average securities, other investments and federal funds sold decreased $65.8 million. The funding for this loan growth was primarily provided by a $90.6 million increase in average deposits and a $12.6 million increase in average borrowings, offset by a decrease of $16.2 million in average earnings retained due to a successful stock buyback program in 2007.

	2007		2006
Loans (dollars in millions)	Average Loan Balance	Average Loan Balance Percentage	Average Loan Balance	Average Loan Balance Percentage
Commercial, mortgage and industrial	$2,064.6	75%	$1,974.0	76%
Residential real estate	592.4	22%	544.5	21%
Consumer	74.8	3%	69.7	3%

Total	$2,731.8	100%	$2,588.2	100%

LENDING ACTIVITY

Average loans for the year ended December 31, 2007 were $2.7 billion, a $143.6 million or 6 percent increase from the year ended December 31, 2006. The increase in average loans for 2006 compared to the year ended 2005 was $217.3 million or 9 percent. Changes in the composition of the average loan portfolio during 2007 included increases of $90.6 million in commercial loans, $47.9 million in residential mortgage loans and $5.1 million in installment loans. Changes in the composition of the average loan portfolio during 2006 included increases of $163.2 million in commercial loans and $53.1 million in residential mortgage loans, offset by a decrease of $1.0 million in installment loans. Total loans at December 31, 2007 increased $130.6 million from December 31, 2006. The increase is primarily attributable to the growth of $81.5 million in commercial loans, $47.4 million in residential mortgage loans and $1.7 million in consumer loans.

Average real estate construction and commercial loans, including commercial and industrial, comprised 75 and 76 percent of the loan portfolio in 2007 and 2006, respectively. Commercial loans continued to be an area of strategic growth during 2007 and 2006. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. At December 31, 2007, variable-rate commercial loans were 48 percent of the commercial loan portfolio as compared to 49 percent at December 31, 2006.

Average residential mortgage loans comprised 22 percent of the loan portfolio in 2007 and 21 percent in 2006. Residential mortgage lending continued to be a strategic focus during 2007 through a centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes the downturn in the local residential real estate market and the impact of declining values on the real estate loan portfolio will be mitigated because of S&T’s conservative mortgage lending policies for portfolio loans, which generally require a maximum term of 20 years for fixed-rate mortgages, a maximum term of 30 years for adjustable-rate mortgages and private mortgage insurance for loans with less than a 20 percent down payment. Adjustable-rate mortgages with repricing terms of one, three and five years and floating rate mortgages comprised 10 percent of the residential mortgage portfolio in 2007 and 2006. Home equity loans increased $24.5 million during 2007 and $42.4 million in 2006 and totaled $294.4 million at December 31, 2007 and $269.9 million at December 31, 2006. The increase in home equity loans is primarily attributable to successful marketing programs during 2007 and 2006.

S&T periodically designates specific loan originations, generally longer-term, lower-yielding 1–4 family mortgages as held for sale and sells them to Fannie Mae. The intent of these sales is to mitigate interest-rate risk associated with holding long-term residential mortgages in the loan portfolio, generate fee revenue from servicing, and maintain the primary customer relationship. During 2007, S&T sold $17.4 million of 1–4 family mortgage loans to Fannie Mae and currently services $178.9 million of secondary market mortgage loans. Fees and gains from mortgage servicing activities were $0.6 million in 2007 and $0.7 million in 2006. Management intends to continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average consumer installment loans comprised 3 percent of the loan portfolio in 2007 and 2006. Installment loan increases during 2007 were primarily the result of successful marketing programs during 2007. The balance of consumer installment loans at December 31, 2007 was $74.8 million compared to $73.1 million at December 31, 2006.

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

The following table shows S&T’s loan distribution at the end of each of the last five years:

	December 31
	2007	2006	2005	2004	2003
(dollars in thousands)
Domestic Loans:
Commercial, mortgage and industrial	$1,781,076	$1,677,173	$1,566,531	$1,456,331	$1,328,767
Real estate – construction	329,875	352,482	339,179	274,783	193,874
Residential real estate	611,149	563,496	517,580	487,046	499,272
Consumer	74,839	73,140	68,216	69,191	78,707

TOTAL LOANS	$2,796,939	$2,666,291	$2,491,506	$2,287,351	$2,100,620

The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and installment loans) outstanding as of December 31, 2007. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
(dollars in thousands)
Commercial, mortgage and industrial	$574,405	$495,676	$710,995	$1,781,076
Real estate – construction	146,648	109,980	73,247	329,875

TOTAL	$721,053	$605,656	$784,242	$2,110,951

Fixed interest rates		$222,503	$148,343
Variable interest rates		383,153	635,899

TOTAL		$605,656	$784,242

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

SECURITIES ACTIVITY

Average securities and other investments decreased $64.6 million in 2007 and $49.8 million in 2006. The components of the 2007 decrease included $34.7 million in U.S. government agency securities, $14.4 million in marketable equity securities, $9.0 million of mortgage-backed securities, $3.3 million of corporate securities, $2.5 million of states and political subdivisions and $0.2 million in treasury securities. Average other investments decreased $0.5 million in 2007 as compared to the 2006 full year average and are comprised of Federal Home Loan Bank (“FHLB”) stock that is a membership and borrowing requirement and is recorded at historical cost. The amount of S&T’s investment in FHLB stock depends upon S&T’s borrowing availability and level from the FHLB. The components of the 2006 decrease included $24.6 million in U.S. government agency securities, $8.6 million in marketable equity securities, $7.7 million of mortgage-backed securities, $6.8 million of corporate securities and $2.9 million in treasury securities. Average other investments decreased $3.4 million in 2006 as compared to the 2005 full year average and are comprised of FHLB stock. Offsetting these decreases was an average increase of $4.2 million of states and political subdivisions. Both the decreases in securities in 2007 and 2006 are partially attributable to an S&T Asset Liability Committee (“ALCO”) strategy to reduce balances in both securities and borrowings to mitigate the interest rate risk of a flat or inverted yield curve.

The equity securities portfolio is primarily comprised of bank holding companies. At December 31, 2007, the equity securities portfolio had a total market value of $41.3 million and net unrealized gains of $7.5 million. The equity securities portfolio consists of securities traded on the various stock markets and is subject to changes in market value.

S&T’s policy for security classification includes U.S. treasury securities, U.S. government corporations and agencies, mortgage-backed securities, collateralized mortgage obligations, states and political subdivisions, corporate securities, marketable equity securities and other securities as available for sale. On a quarterly basis, management evaluates the securities portfolios for other-than-temporary declines in market value in accordance with FSP 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. During 2007, there were $0.1 million of realized losses taken for other-than-temporary impairments on three equity investment securities. The performance of the equities and debt securities markets could generate further impairment in future periods. At December 31, 2007, net unrealized gains on securities classified as available for sale, including equity securities, were approximately $8.4 million as compared to $9.8 million at December 31, 2006. S&T has the intent and ability to hold debt securities until maturity or until market value recovers above cost, and has the intent and ability to hold equity securities until market value recovers above cost.

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

Risks associated with various securities portfolios are managed and monitored by investment policies annually approved by the S&T Board of Directors, and administered through ALCO and the Treasury function of S&T Bank. As of December 31, 2007, management is not aware of any risk associated with securities that would be expected to have a significant, negative effect on S&T’s statement of condition or statement of operations.

The following table sets forth the carrying amount of securities at the dates indicated:

	December 31
(dollars in thousands)	2007	2006	2005
Available for Sale
Marketable equity securities	$41,311	$55,349	$65,114
Obligations of U.S. government corporations and agencies	145,322	180,003	221,037
Collateralized mortgage obligations of U.S. government corporations and agencies	58,996	60,090	63,639
Mortgage-backed securities	27,572	31,793	38,416
U.S. treasury securities	—	—	499
Obligations of states and political subdivisions	81,089	81,672	83,811
Other securities	4,532	23,138	8,741

TOTAL	$358,822	$432,045	$481,257

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the maturities of securities at December 31, 2007, and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of debt securities and estimated prepayment rates on most mortgage-backed securities). Tax-equivalent adjustments (using a 35 percent federal income tax rate) for 2007 have been made in calculating yields on obligations of states and political subdivisions.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available for Sale
Marketable equity securities									$41,311
Obligations of U.S. government corporations and agencies	$53,460	3.72%	$91,862	4.30%	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	8,693	4.86%	44,522	4.88%	5,727	4.75%	54	6.05%
Mortgage-backed securities	5,108	4.67%	14,508	4.51%	7,050	4.46%	906	5.05%
Obligations of states and political subdivisions	14,357	4.96%	55,556	4.86%	11,176	5.40%	—	—
Other securities									4,532

TOTAL	$81,618		$206,448		$23,953		$960		$45,843

Weighted Average Rate		4.12%		4.59%		4.97%		5.11%

NONINTEREST EARNING ASSETS

Average noninterest earning assets increased $11.3 million in 2007 and $20.9 million in 2006. The 2007 increase was primarily attributable to increases in premises and equipment due to the addition of three new branches and administrative facilities during 2007, increases in accrued interest receivable on a higher earning asset balance and three new low income housing tax credit projects that funded during 2007. The 2006 increase of $20.9 million was primarily attributable to increases in cash and due from banks, premises and equipment due to the addition of new branches during 2006 and accrued interest receivable on a higher earning asset balance.

ALLOWANCE FOR LOAN LOSSES

The balance in the allowance for loan losses increased slightly to $34.3 million or 1.23 percent of total loans at December 31, 2007 as compared to $33.2 million or 1.25 percent of total loans at December 31, 2006. The allowance for loan losses is consistent with the growth in commercial loans, lower 2007 charge-off levels and lower specific reserves established during 2007. The allowance for lending-related commitments is computed using a methodology similar to that used to determine the allowance for loan losses. Amounts are added to the allowance for lending-related commitments through a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments decreased to $0.9 million at December 31, 2007 as compared to $1.2 million at December 31, 2006.

Management evaluates the degree of loss exposure for loans on a continuous basis through a formal allowance for loan loss policy as administered by S&T Bank’s Loan Administration Department and various management and director committees. Problem loans are identified and continually monitored through detailed reviews of specific commercial loans, and the analysis of delinquency and charge-off levels of consumer loan portfolios. Charged-off and recovered loan amounts are applied to the allowance for loan losses. Periodic updates are presented to the S&T Board of Directors as to the status of loan quality. Amounts are added to the allowance for loan losses through a charge to current earnings through the provision for loan losses, based upon management’s assessment of the adequacy of the allowance for loan losses for probable loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical charge-off rates for all loan categories, fluctuations and trends in various risk factors. Factors consider the level of S&T’s historical charge-offs that have occurred within segmented portfolios over the last 7 years. Management also assesses qualitative factors such as portfolio credit trends, unemployment trends, vacancy trends, loan growth and variable interest rate factors.

Significant to this analysis and assessment is the loan portfolio composition of a higher mix of commercial loans. These loans are generally larger in size and, due to the continuing growth of the portfolio many are not seasoned and may be more vulnerable to an economic slowdown. Management relies on its risk rating process to assess potential weaknesses within

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

specific credits. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the allowance for loan losses. During 2007, the risk rating profile of the portfolio was primarily impacted by three commercial loan relationships. The first commercial loan relationship is a construction servicing company totaling $1.8 million that filed for bankruptcy during the first quarter of 2007. During the third quarter of 2007, a $1.4 million charge-down was taken on this commercial relationship. The remaining balance of $0.2 million is believed to be adequately collateralized. The second loan relationship is a heavy construction company which was charged-down by $7.2 million during the third quarter of 2006. During the third quarter of 2007, an additional charge-down of $1.2 million was taken on this relationship related to a workers compensation letter of credit draw. In addition, a specific reserve of $2.1 million has been allocated to the relationship as a result of collateral shortfalls in recent equipment auctions. S&T is currently pursuing recovery through legal processes. This relationship has a remaining balance of $1.7 million, net of the $2.1 million specific reserve, and is believed to be adequately collateralized by equipment. The third commercial loan relationship totaling $0.9 million is with a construction company that filed for bankruptcy during the third quarter of 2007 and is no longer operating. A specific reserve of $0.9 million has been allocated to this commercial loan relationship. These three commercial relationships have been adequately reserved as determined by the quarterly impairment analysis and risk-rating process performed by the loan administration department. The remaining risk rating profile of the portfolio has shown overall improvement absent the aforementioned three commercial loan relationships.

The allowance for loan losses is established based on management’s assessment of the factors noted above along with the growth in the loan portfolio. The additions to the allowance charged to operating expense has maintained the allowance as a percent of loans at the following levels at the end of each year presented below:

Year Ended December 31
2007	2006	2005	2004	2003
1.23%	1.25%	1.47%	1.50%	1.50%

We have considered impaired loans in our determination of the allowance for loan losses. The allowance for loan losses for all impaired loans was $2,919,000 and $2,627,000 at December 31, 2007 and 2006, respectively.

This table summarizes our loan loss experience for each of the five years presented below:

	Year Ended December 31
	2007	2006	2005	2004	2003
(dollars in thousands)
Balance at January 1:	$33,220	$36,572	$34,262	$31,478	$30,138
Charge-offs:
Commercial, mortgage and industrial	5,648	12,575	2,260	5,616	5,208
Residential real estate	515	394	529	484	905
Consumer	917	1,069	1,140	1,075	1,193

Total	7,080	14,038	3,929	7,175	7,306

Recoveries:
Commercial, mortgage and industrial	1,640	640	1,699	4,835	624
Residential real estate	256	201	235	408	384
Consumer	497	465	274	316	338

Total	2,393	1,306	2,208	5,559	1,346

Net charge-offs	4,687	12,732	1,721	1,616	5,960
Provision for loan losses	5,812	9,380	5,000	4,400	7,300
Allowance for lending-related commitments	—	—	(969)	—	—

Balance at December 31:	$34,345	$33,220	$36,572	$34,262	$31,478

Ratio of net charge-offs to average loans outstanding	0.17%	0.49%	0.07%	0.07%	0.29%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

This table shows allocation of the allowance for loan losses as of the end of each of the last five years:

	December 31
	2007		2006		2005		2004		2003
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(dollars in thousands)
Commercial, mortgage and industrial	$31,274	64%	$28,540	63%	$32,053	63%	$29,594	64%	$26,947	63%
Real estate-construction	51	11%	379	13%	532	14%	852	12%	843	9%
Residential real estate	543	22%	536	21%	613	21%	585	21%	558	24%
Consumer	2,477	3%	3,765	3%	3,374	2%	3,231	3%	3,009	4%
Unallocated	—	—	—	—	—	0%	—	0%	121	0%

TOTAL	$34,345	100%	$33,220	100%	$36,572	100%	$34,262	100%	$31,478	100%

Net loan charge-offs totaled $4.7 million in 2007 and $12.7 million in 2006. The most significant charge-offs for 2007 were $1.6 million for a construction servicing company, an additional charge-off of $1.2 million related to a workers compensation letter of credit draw for a heavy construction company and a $0.9 million commercial loan relationship for a security distribution and installation company, all of which were previously considered in the analysis for the adequacy of the allowance for loan losses. Net loan charge-offs for 2006 were affected by three commercial loan relationships that comprised $11.4 million of the total net charge-offs for 2006. Two of those troubled credits have combined remaining loan balances of $5.5 million and are believed to be adequately collateralized.

The balance of nonaccrual loans past due 90 days or more, at December 31, 2007, was $16.8 million or 0.60 percent of total loans. This compares to nonaccrual loans of $19.9 million or 0.74 percent of total loans at December 31, 2006. Nonperforming assets totaled $17.3 million or 0.51 percent of total assets at December 31, 2007 as compared to $20.4 million or 0.61 percent at December 31, 2006. The most significant credits in nonperforming status at December 31, 2007 were $3.8 million commercial relationship that managed and rehabilitated residential rental properties, $3.7 million residual balance of a heavy construction company, $1.7 million residual balance mixed-use, commercial real estate loan participation with another financial institution and a $1.3 million residual balance related to a limestone mining company. Also affecting nonaccrual loans at December 31, 2007 is a $0.9 million loan relationship with a construction company that filed for bankruptcy in the fourth quarter of 2007.

The provision for loans losses was $5.8 million for 2007, as compared to $9.4 million for 2006. The provision was the result of management’s detailed analysis of the adequacy of the allowance for loan losses and is consistent with the significant decrease in charge-off rates and an improvement in nonaccrual loans compared to last year.

The following table summarizes our nonaccrual and past due loans:

	December 31
	2007	2006	2005	2004	2003
(dollars in thousands)
Nonaccrual loans	$16,798	$19,852	$11,166	$6,309	$9,120
Accruing loans past due 90 days or more	—	—	—	—	—

It is S&T’s policy to place loans in all categories on nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There are no loans 90 days or more past due and still accruing. For the year ended December 31, 2007 and 2006, interest that would have been recorded had the nonaccrual loans performed in accordance with the original loan terms was $2,410,000 and $1,642,000, respectively. At December 31, 2007 and 2006, there was $6,356,000 and $8,617,000, respectively, of impaired loans that were on nonaccrual. There is no foreign loan amounts required to be included in this table. There were no troubled debt restructures in the periods presented.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

DEPOSITS

Average total deposits increased by $90.6 million in 2007 and $261.6 million in 2006. The mix of average deposits changed in 2007 with average time deposits increasing $19.7 million and average savings accounts increasing $92.6 million. Partially offsetting these increases is a decrease of $39.9 million in average money market and NOW accounts. Average noninterest-bearing deposits increased by $18.2 million or 4 percent in 2007 and were approximately 17 percent of average total deposits during 2007 and 2006. The increase in savings accounts is primarily attributable to the success of the S&T Cash Management account, which had an outstanding balance of $811.6 million at December 31, 2007. The S&T Cash Management account was introduced in November 2006 to replace the Plan B high yield savings account. Both the accounts were non-indexed but the S&T Cash Management account added the feature of tiering, or the payment of higher rates on higher balances. The S&T Cash Management account pricing feature is expected to allow S&T to continue core deposit growth that better compliments shifting interest rate sensitivity. Core deposit growth has been an important strategic initiative for S&T, through the expansion of retail facilities, promotions and new products. Other important strategies include providing cash management services to commercial customers to increase transaction related deposits, and delivery services such as electronic banking. Total deposits at December 31, 2007 increased $56.5 million compared to December 31, 2006.

The daily average amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
(dollars in thousands)
Noninterest-bearing demand deposits	$442,050		$423,808		$411,236
NOW/Money market accounts	295,099	1.19%	334,987	1.13%	438,356	0.87%
Savings deposits	922,333	3.68%	825,021	3.97%	498,013	2.26%
Time deposits	934,271	4.51%	919,300	4.02%	893,889	3.33%

TOTAL	$2,593,753		$2,503,116		$2,241,494

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, are summarized as follows:

(dollars in thousands)	2007
Three months or less	$98,167
Over three through six months	71,161
Over six through twelve months	47,978
Over twelve months	32,337

TOTAL	$249,643

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Time certificates of deposit of $100,000 and over were 10 percent of total deposits at December 31, 2007 and 2006, and primarily represent deposit relationships with local customers in our market area. In addition, management believes that S&T has the ability to access both public and private markets to raise long-term funding if necessary. S&T had $2.8 million of brokered retail certificates of deposit outstanding at December 31, 2007 and December 31, 2006. The purchase of brokered retail certificates of deposits in 2007 and 2006 was an ALCO strategy to increase liquidity for commercial loan demand, as an alternative to increased borrowings.

BORROWINGS

Average borrowings by S&T decreased $12.6 million in 2007 as a result of maturing investment securities not being replaced and deposit growth. Borrowings were comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings. S&T defines REPOs with our retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms.

The average balance in retail REPOs increased by $9.3 million in 2007 and $1.5 million in 2006. S&T views retail REPOs as a relatively stable source of funds because most of these accounts are with local, long-term customers.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Wholesale REPOs, federal funds purchased and FHLB advances averaged $68.5 million in 2007, a decrease of $71.8 million from the 2006 averages. The decrease is attributable to the increase in deposits, maturing investment securities and a strategy to utilize longer-term borrowings in 2007.

During 2007, average long-term borrowings increased $75.1 million as compared to December 31, 2006. At December 31, 2007, S&T had long-term borrowings outstanding of $147.9 million at a fixed-rate and $3.1 million at a variable rate with the FHLB. The increase in long-term borrowings is part of an ALCO strategy to limit interest rate risk as customer preferences have shifted to short-term and variable rate deposits, and to take advantage of lower cost funds through the FHLB’s Community Investment Program.

During the third quarter of 2006, S&T Bank issued $25.0 million of junior subordinated debentures through a pooled transaction at an initial fixed rate of 6.78 percent. On September 15, 2011, and quarterly thereafter, S&T Bank has the option to redeem the subordinated debt, subject to a 30 day written notice and prior approval by the FDIC. If S&T Bank chooses not to exercise the option for early redemption on September 15, 2011 or subsequent quarters, the subordinated debt will convert to a variable rate of 3-month LIBOR plus 160 basis points. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on December 15, 2036.

The following table shows the distribution of our short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.

Securities Sold under Repurchase Agreements and Federal Funds Purchased	2007	2006	2005
(dollars in thousands)
Balance at December 31	$100,258	$133,021	$137,829
Average balance during the year	96,171	114,544	132,406
Average interest rate during the year	4.40%	4.51%	2.98%
Maximum month-end balance during the year	$118,918	$156,471	$174,467
Average interest rate at year-end	3.58%	4.83%	3.80%

Short-term Federal Home Loan Bank (FHLB) Advances	2007	2006	2005
(dollars in thousands)
Balance at December 31	$80,000	$55,000	$150,000
Average balance during the year	44,214	88,342	221,918
Average interest rate during the year	5.26%	5.01%	3.21%
Maximum month-end balance during the year	$100,000	$150,000	$315,000
Average interest rate at year-end	4.46%	5.44%	4.34%

WEALTH MANAGEMENT ASSETS

The year-end 2007 market value balance of the S&T Bank wealth management assets under management, which are not accounted for as part of the assets of S&T, decreased 5 percent in 2007 to $1.3 billion, with $916.5 million in wealth management services and $385.7 million in brokerage services. S&T experienced a high level of attrition in wealth management assets in 2007 due to loss of accounts with the conversion to a new broker-dealer; loss of a large institutional account, and; the death of a large individual investor for whom S&T was the guardian.

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

We believe the presentation of net interest income on a fully tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the consolidated statements of income is reconciled to net interest income adjusted to a fully tax-equivalent basis on page 24.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2007

NET INCOME

Net income was $56.1 million in 2007, a 5 percent increase from the $53.3 million in 2006. Earnings per share increased 10% from $2.06 diluted earnings per share in 2006 to $2.26 diluted earnings per share in 2007. Earnings per share percentage increases were higher than net income percentage increases due to a successful stock buyback program in 2007. The increase in net income was primarily the result of increases in net interest income, a significantly lower loan loss provision and an increase in other noninterest income, offset by lower security gains and an increase in noninterest expense. The return on average assets was 1.68 percent for 2007, as compared to 1.64 percent for 2006. The return on average equity was 16.97 percent for 2007 compared to 15.37 percent for 2006.

RETURN ON EQUITY AND ASSETS

The table below shows consolidated operating and capital ratios of S&T for each of the last three years:

	Year Ended December 31
	2007	2006	2005
Return on average assets	1.68%	1.64%	1.90%
Return on average equity	16.97%	15.37%	16.57%
Dividend payout ratio	53.06%	56.34%	50.38%
Equity to asset ratio	9.87%	10.16%	11.03%

NET INTEREST INCOME

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 76 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in 2007 and in 2006. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment.

On a fully tax-equivalent basis, net interest income increased $3.5 million or 3 percent in 2007 compared to 2006. Net interest income increases in 2007 are primarily attributable to growth in earning assets, primarily loans. The net yield on interest earning assets increased slightly to 3.87 percent in 2007 as compared to 3.86 percent in 2006. This consistency in the net yields on earning assets is primarily the result of effective asset liability strategies in a sometimes volatile interest rate environment. S&T’s balance sheet at December 31, 2007 is slightly liability sensitive, with funding costs decreasing faster than asset yields in a declining interest rate environment.

In 2007, average loans increased $143.6 million and average securities, other investments and federal funds sold decreased $65.8 million. The yields on average loans increased by 14 basis points, and the yields on average securities slightly decreased by 1 basis point. Overall earning asset yields increased 19 basis points.

Average interest-bearing deposits provided $72.4 million of the funds for the growth in average earning assets, at a cost of 3.70 percent in 2007 as compared to 3.54 percent in 2006. The cost of repurchase agreements and other borrowed funds increased 24 basis points to 5.20 percent. Overall funding costs increased 17 basis points.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Negatively affecting net interest income was a $7.1 million decrease in average net free funds during 2007 compared to 2006. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. The decrease is primarily due to a successful stock buy-back program in 2007, defined benefit pension plan fundings and an increase in premises and equipment due to new branches and administrative facilities during 2007.

Interest on loans to and obligations of state, municipalities and other public entities are not subject to federal income tax. As such, the stated (pre-tax) yield on these assets is lower than the yields on taxable assets of similar risk and maturity. In order to make the pre-tax income and resultant yields comparable to taxable loans and investments, a tax-equivalent adjustment was added to interest income in the tables below. This adjustment is calculated using the U.S. federal statutory corporate income tax rate of 35 percent for 2007, 2006 and 2005.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Year Ended December 31
	2007	2006	2005
(dollars in thousands)
Interest income per consolidated statements of income	$215,605	$204,702	$172,122
Adjustment to fully tax-equivalent basis	4,727	4,504	4,042

Interest income adjusted to fully tax-equivalent basis	220,332	209,206	176,164
Interest expense	99,167	91,584	59,514

Net interest income adjusted to fully tax-equivalent basis	$121,165	$117,622	$116,650

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis

	December 31
	2007			2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(dollars in thousands)
ASSETS
Loans (1)(2)	$2,731,807	$202,032	7.40%	$2,588,175	$187,818	7.26%	$2,370,851	$153,193	6.46%
Taxable investment securities	301,115	13,576	4.51%	362,307	16,374	4.52%	413,967	18,638	4.50%
Tax-exempt investment securities (2)	81,200	4,001	4.93%	84,116	4,145	4.93%	78,846	3,844	4.88%
Other investments	12,144	687	5.66%	12,676	771	6.09%	16,126	395	2.45%
Federal funds sold	728	36	4.92%	1,890	98	5.20%	2,750	94	3.42%

Total interest-earning assets (3)	3,126,994	220,332	7.05%	3,049,164	209,206	6.86%	2,882,540	176,164	6.11%
Noninterest-earning assets:
Cash and due from banks	53,702			53,331			50,471
Premises and equipment, net	36,320			31,973			26,494
Other assets	168,068			162,866			149,305
Less allowance for loan losses	(35,072)			(36,427)			(35,466)

Total	$3,350,012			$3,260,907			$3,073,344

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing liabilities:
NOW/Money market accounts	$295,099	$3,524	1.19%	$334,987	$3,796	1.13%	$438,356	$3,833	0.87%
Savings deposits	922,333	33,956	3.68%	825,021	32,755	3.97%	498,013	11,231	2.26%
Time deposits	934,271	42,106	4.51%	919,300	36,978	4.02%	893,889	29,760	3.33%
Federal funds purchased	14,485	786	5.42%	21,560	1,109	5.14%	21,829	727	3.33%
Securities sold under repurchase Agreements	81,686	3,446	4.22%	92,984	4,063	4.37%	110,577	3,218	2.91%
Short-term borrowings	44,214	2,325	5.26%	88,342	4,424	5.01%	221,918	7,127	3.21%
Long-term borrowings	211,347	11,329	5.36%	154,276	7,988	5.18%	78,419	3,618	4.61%
Subordinated debt	25,000	1,695	6.78%	6,986	471	6.74%	—	—	—

Total interest-bearing liabilities (3)	2,528,435	99,167	3.92%	2,443,456	91,584	3.75%	2,263,001	59,514	2.63%
Noninterest-bearing liabilities:
Demand deposits	442,050			423,808			411,236
Other	48,776			46,732			47,570
Shareholders’ equity	330,751			346,911			351,537

Total	$3,350,012			$3,260,907			$3,073,344

Net interest income		$121,165			$117,622			$116,650

Net yield on interest-earning assets			3.87%			3.86%			4.05%

(1)	For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	Tax-exempt income is on a fully tax-equivalent basis, including the dividend-received deduction for equity securities, using the statutory federal corporate income tax rate of 35 percent for 2007, 2006 and 2005.
(3)	Yields are calculated using historical cost basis.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2007 Compared to 2006 Increase (Decrease) Due to (1)			2006 Compared to 2005 Increase (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
(dollars in thousands)
Interest earned on:
Loans (2)	$10,423	$3,791	$14,214	$14,043	$20,583	$34,626
Taxable investment securities	(2,766)	(32)	(2,798)	(2,326)	62	(2,264)
Tax-exempt investment securities (2)	(144)	—	(144)	257	43	300
Other investments	(32)	(52)	(84)	(85)	461	376
Federal funds sold	(60)	(2)	(62)	(29)	34	5

Total interest-earning assets	7,421	3,705	$11,126	11,860	21,183	$33,043

Interest paid on:
NOW/money market accounts	(452)	180	(272)	(904)	867	(37)
Savings deposits	3,863	(2,662)	1,201	7,329	14,195	21,524
Time deposits	602	4,526	5,128	848	6,370	7,218
Federal funds purchased	(364)	41	(323)	(9)	390	381
Securities sold under agreements to repurchase	(494)	(123)	(617)	(512)	1,357	845
Short-term borrowings	(2,210)	111	(2,099)	(4,290)	1,587	(2,703)
Long-term borrowings	2,957	384	3,341	3,499	873	4,372
Subordinated debt	1,214	10	1,224	471	—	471

Total interest-bearing liabilities	5,116	2,467	7,583	6,432	25,639	32,071

Change in net interest income	$2,305	$1,238	$3,543	$5,428	$(4,456)	$972

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2007, 2006 and 2005.

PROVISION FOR LOAN LOSSES

The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses was $5.8 million and $9.4 million for 2007 and 2006, respectively. The provision is the result of management’s assessment of credit quality statistics and other risk factors that would have an impact on probable losses in the loan portfolio, and the model used to determine the adequacy of the allowance for loan losses. A statistical model is used to assist in the determination of the adequacy of the allowance for loan losses. Changes in the risk ratings within the allowance for loan loss model are consistent with an improvement in asset quality, which includes a significant decrease in net loan charge-offs and nonaccrual loans.

Credit quality is the most important factor in determining the amount of the allowance, and the resulting provision. Also affecting the amount of the allowance and resulting provision is loan growth and portfolio composition. Most of the loan growth in 2007 and 2006 is attributable to larger commercial loans. Net loan charge-offs totaled $4.7 million for 2007 and $12.7 million in 2006. The most significant charge-offs for 2007 were $1.4 million for a construction servicing company, an additional charge-off of $1.2 million related to a workers compensation letter of credit draw for a heavy construction company and a $0.8 million commercial loan relationship for a security distribution and installation company, all of which were previously considered in the analysis for the adequacy of the allowance for loan losses. The most significant charge-offs for 2006 were $7.2 million for a heavy construction company, $2.7 million for a commercial real estate participation loan and $1.5 million for a food distributor, all of which were previously considered in the analysis for the adequacy of the allowance for loan losses. Nonaccrual loans to total loans decreased to 0.60 percent at December 31, 2007 as compared to 0.74 percent at December 31, 2006.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONINTEREST INCOME

Noninterest income, excluding net security gains, increased $1.9 million, or 5 percent in 2007 compared to 2006. Increases included $0.6 million or 10 percent in insurance activities, and $2.2 million or 32 percent in other noninterest income. Offsetting these increases were decreases of $0.4 million or 5 percent in wealth management fees, 0.3 million or 12 percent in letter of credit fees and $0.3 million or 3 percent in service charges and fees on deposit accounts.

Insurance commissions increased $0.6 million or 10 percent primarily as a result of stronger overall sales volume. This area was the focus of several strategic initiatives and product enhancements implemented in order to expand this source of noninterest income. The $2.2 million or 32 percent increase in other noninterest income is primarily due to a reclassification of investment securities held in the deferred compensation plan trust to a trading classification, within other assets, from an available for sale classification. The reclassification generated a one-time favorable adjustment to other noninterest income of $1.2 million in the third quarter of 2007. This change is consistent with the guidance in Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” and will eliminate future income statement volatility related to the accounting of the deferred compensation plan. Other increases to other noninterest income were $0.8 million for merchant and debit card revenue. The $0.4 million or 5 percent decrease in wealth management fees is primarily related to a $0.4 million accrual adjustment in 2006. Other decreases include $0.3 million or 12 percent in letter of credit fees due to lower customer demand for this product and $0.3 million or 3 percent decrease in service charges on deposit accounts primarily the result of a strategic decision to offer free internet banking with bill payment to our customers, and lower NSF fees due to customer behavior patterns.

S&T recognized $3.8 million of gains on the sale of available for sale securities in 2007. These gains were partially offset by $0.1 million of realized losses taken for an-other-than-temporary impairment, in accordance with FSP 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, on three equity investment securities. Security gains were primarily attributable to the sales of equity securities in order to maximize returns by taking advantage of market opportunities when presented. The equities portfolio is comprised primarily of bank holding company common stock.

NONINTEREST EXPENSE

Noninterest expense increased $4.2 million or 6 percent in 2007 compared to 2006. S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income, excluding security gains plus net interest income on a fully tax-equivalent basis, was 47 percent in 2007 and 45 percent in 2006.

Staff expense increased 7 percent or $2.8 million in 2007. This increase is primarily attributable to a $1.2 million increase in base salaries due to year-end merit increases, an increase of $2.0 million in incentive plan accruals based on 2007 award levels, an increase of $0.5 million in medical expense, offset by a $0.9 million decrease in pension and deferred compensation plan expense. The majority of S&T incentive plan awards are based upon growth in earnings per share.

S&T’s net periodic defined benefit plan cost is based primarily on three assumptions: the discount rate for plan liabilities, the expected return on plan assets and the rate of compensation increase. Net periodic pension expense of $0.1 million and $0.8 million, respectively was recorded for S&T’s defined benefit plan for 2007 and 2006. Net periodic pension expense (income) is expected to approximate $(0.1) million for the year 2008, assuming no significant changes in plan assumptions.

Occupancy and equipment expense increased 14 percent or $1.2 million as compared to 2006 due to several facility restructurings, which included the closing of four branches, the addition of three new branches and expanded operational and administrative facilities. During the fourth quarter of 2007, S&T established an accrual of $0.3 million, included in other expenses, for our proportionate share of the potential liability related to litigation matters of Visa U.S.A.

FEDERAL INCOME TAXES

Federal income tax expense increased $0.1 million to $21.6 million in 2007 as compared to 2006. This increase is primarily attributable to an increase in pre-tax income, offset by an increase in Federal Historic Tax Credit projects during 2007. The effective tax rate of 28 percent in 2007 and 29 percent in 2006 was below the 35 percent statutory tax rate due to the tax benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects. S&T currently does not incur any alternative minimum tax.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Year Ended December 31, 2006

NET INCOME

Net income was $53.3 million or $2.06 per diluted earnings per share in 2006, an 8 percent decrease from the $58.2 million or $2.18 per diluted earnings per share in 2005. The decrease in earnings was primarily the result of a higher provision for loan losses due to the deterioration in the credit quality of three large commercial loan relationships, the $0.9 million charge-down for properties previously acquired through foreclosure and other increases to noninterest expense. The return on average assets was 1.64 percent for 2006, as compared to 1.90 percent for 2005. The return on average equity at 15.37 percent for 2006 compared to 16.57 percent for 2005.

NET INTEREST INCOME

On a fully tax-equivalent basis, net interest income increased $1.0 million or 1 percent in 2006 compared to 2005. The net yield on interest-earning assets decreased to 3.86 percent in 2006 as compared to 4.05 percent in 2005. The decrease in net yield on interest earning assets is primarily attributable to the effect of higher short-term interest rates in combination with a flat and inverted yield curve during the period. S&T’s balance sheet is liability sensitive, with funding costs rising faster than asset yields in the interest rate environment.

In 2006, average loans increased $217.3 million and average securities, other investments and federal funds sold decreased $50.7 million. The yields on average loans increased by 80 basis points and the yields on average securities increased 15 basis points. Overall earning asset yields costs increased 75 basis points.

Average interest-bearing deposits provided $249.1 million of the funds for the growth in average earning assets, at a cost of 3.54 percent in 2006 as compared to 2.45 percent in 2005. The cost of repurchase agreements and other borrowed funds increased 157 basis points to 4.96 percent. Overall funding costs increased 112 basis points.

Negatively affecting net interest income was a $13.8 million decrease in average net free funds during 2006 compared to 2005. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. The decrease is primarily due to the successful stock buy-back program in 2006, higher levels of cash and due from banks, defined benefit pension plan fundings and an increase in premises and equipment due to new branches and administrative facilities during 2006.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $9.4 million and $5.0 million for 2006 and 2005, respectively. Most of the loan growth in 2006 and 2005 is attributable to larger commercial loans. Net loan charge-offs totaled $12.7 million for 2006 and $1.7 million in 2005. Included in the 2006 net charge-offs was a $7.2 million for a construction company, $2.7 million for a commercial real estate loan participation and $1.5 million for a wholesale distributor, all of which were previously considered in the analysis for the adequacy of the allowance for loan losses. Nonaccrual loans to total loans increased to 0.74 percent at December 31, 2006 as compared to 0.45 percent at December 31, 2005.

NONINTEREST INCOME

Noninterest income, excluding net security gains, increased $2.5 million or 8 percent in 2006 compared to 2005. Increases included $0.8 million or 9 percent in service charges on deposit accounts, a $0.9 million or 13 percent increase in wealth management fees, a $1.0 million or 17 percent increase in insurance activities and a $0.6 million or 8 percent in other revenues, offset by a $0.8 million or 53 percent decrease in mortgage banking activities.

S&T recognized $6.1 million of gross gains on securities and gross losses of $0.6 million on the sale of securities in 2006. Security gains were primarily attributable to the sales of equity securities in order to maximize returns by taking advantage of market opportunities when presented. The equities portfolio is comprised primarily of bank holding company common stock.

The increase in wealth management fees was a result of new business development and increased performance in the stock market values of customer accounts during 2006. Insurance commissions increased $1.0 million primarily as a result of stronger overall sales volume and the acquisition of Holsinger Insurance Agency during the first quarter of 2006. These areas were the focus of several strategic initiatives and product enhancements implemented in order to expand these sources of noninterest income. Other fee revenue increases of $0.6 million include increases of $0.5 million in debit/credit card activity.

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

Staff expense increased 8 percent or $2.9 million in 2006. This increase is primarily attributable to the effects of year-end merit increases, increased staffing levels required to implement new initiatives and expanded retail facilities and the $0.8 million effect of implementing FASB Statement No. 123(R), “Share Based Payment”. Also impacting staff expense in 2006 was a $1.0 million incentive paid to all employees to provide transitioning from bank-wide stock option grants into a new performance-based incentive plan. No corporate-wide stock option grants, including grants to executive management and directors, were awarded in 2006, as compared to prior years. Average full-time equivalent staff was 801 in 2006 and 786 in 2005.

S&T’s net periodic defined benefit plan cost is based primarily on three assumptions: the discount rate for plan liabilities, the expected return on plan assets and the rate of compensation increase. Net periodic pension expense of $0.8 million and $0.9 million, respectively for S&T’s defined benefit plan for 2006 and 2005.

Occupancy, equipment and data processing expense increased 7 percent or $0.9 million as compared to 2005 due to several facility restructurings, which included the addition of new branches and administrative facilities. Other tax expense increased 10 percent or $0.3 million as compared to 2005 primarily as a result of increases in Pennsylvania shares tax. Other expenses increased 25 percent or $2.5 million in 2006 as compared to 2005 primarily due to a $1.0 million of write-downs of real estate previously acquired through foreclosure to current market values, an increase of $0.6 million in the allowance for lending-related commitments, a $0.3 million increase in legal expenses and $0.4 million of revenue received in 2005 for a historical rehabilitation tax credit partnership.

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

LIQUIDITY AND CAPITAL RESOURCES

Shareholders’ equity decreased $1.5 million at December 31, 2007 compared to December 31, 2006. The primary source of equity growth is earnings retention. Capital growth is a function of net income less dividends paid to shareholders and treasury stock activities.

Net income was $56.1 million and dividends declared to shareholders were $29.8 million for 2007. S&T paid 53 percent of 2007 net income in dividends, equating to an annual dividend rate of $1.21 per share. Also affecting capital was a decrease of $1.6 million in unrealized gains and is included in other comprehensive income.

During 2007, S&T repurchased 971,400 shares of its common stock at an average price of $32.74 per share. The impact of the repurchased shares is $0.03 increase to 2007 diluted earnings per share. The S&T Board of Directors previously authorized a stock buyback program for 2007 of up to one million shares, or approximately 4 percent of shares outstanding. On June 18, 2007, the S&T Board of Directors authorized a new stock buyback program until June 30, 2008 of an additional one million shares. S&T reissued 161,213 shares during 2007 primarily through the exercise of employee stock options. See schedule on page 13 for the 2007 share repurchase activity.

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

S&T continues to maintain a strong capital position with a leverage ratio of 8.6 percent as compared to the 2007 minimum regulatory guideline of 3 percent. S&T’s risk-based capital Tier 1 and Total ratios were 9.5 percent and 11.6 percent, respectively, at December 31, 2007, which places S&T well above the Federal Reserve Board’s risk-based capital guidelines of 4 percent and 8 percent for Tier 1 and Total capital. Included in the total ratio are 45 percent of the pretax unrealized holding gains on available for sale equity securities as prescribed by banking regulations effective October 1, 1998. In addition, management believes that S&T has the ability to raise additional capital if necessary.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $150.0 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T may use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2007, S&T had not issued any securities pursuant to the shelf registration statement.

In April 1993, shareholders approved the S&T Incentive Stock Plan (“Stock Plan”) authorizing the issuance of a maximum of 1.2 million shares of S&T’s common stock to assist in attracting and retaining employees of outstanding ability and to align their interests with those of the shareholders of S&T. On October 17, 1994, the Stock Plan was amended to include outside directors. On April 21, 1997, shareholders approved an amendment to the Stock Plan increasing the number of authorized shares to 3.2 million. As of December 31, 2002, 3,180,822 nonstatutory stock options and 35,600 restricted stock awards had been granted to key employees and outside directors under the Stock Plan; 658,800 of these awards are currently exercisable. In April 2003, shareholders approved the 2003 S&T Incentive Stock Plan (“2003 Stock Plan”) authorizing the issuance of 1.5 million shares, subject to capital adjustments as provided in the 2003 Stock Plan. The purpose of the 2003 Stock Plan is to promote the long-term interests of S&T and its shareholders by attracting and retaining directors, officers and key employees. S&T believes that directors, officers and employees who own shares of its common stock will have a closer identification with S&T and a greater motivation to work for S&T’s success, because, as shareholders, they will participate in S&T’s growth and earnings. As of December 31, 2006, 937,500 nonstatutory stock options had been granted under the 2003 Stock Plan to employees and directors; 676,225 of these awards are currently exercisable. On December 19, 2005, S&T also granted 206,900 cash appreciation rights under the 2005 Cash Appreciation Rights (“CARs”) Plan to employees, with 47,538 of these awards currently exercisable. No corporate-wide stock option grants were awarded in 2006. On April 16, 2007, 7,761 restricted stock awards were granted to outside directors. On December 17, 2007, 35,199 restricted stock awards were granted to senior management. The awards to senior management were granted in accordance with 2007 performance levels and primarily based on earnings per share growth. The restricted stock awards have a vesting schedule of 25% in each of the next four years.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

S&T has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
(dollars in thousands)
Deposits without a stated maturity (1)	$1,705,448	$—	$—	$—	$1,705,448
Time deposits (1)	747,967	106,841	60,198	1,370	916,376
Federal funds purchased and securities sold under repurchase agreements (1)	100,258	—	—	—	100,258
Short-term borrowings (1)	80,000	—	—	—	80,000
Long-term borrowings (1)	50,965	140,189	1,106	8,761	201,021
Junior subordinated debt securities (1)	—	—	—	25,000	25,000
Operating leases	1,279	2,463	2,438	27,856	34,036
Purchase obligations	3,000	5,750	—	—	8,750

Total	$2,688,917	$255,243	$63,742	$62,987	$3,070,889

(1)	Excludes interest.

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

In the normal course of business, S&T commits to extend credit and issue standby letters of credit. These obligations are not recorded in our financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement and are renewed on an annual basis. Our exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $663,124,000 and $686,204,000 at December 31, 2007 and 2006, respectively. Unfunded other loan commitments totaled $187,173,000 and $157,863,000 at December 31, 2007 and 2006, respectively; and obligations under standby letters of credit totaled $184,589,000 and $220,494,000 at December 31, 2007 and 2006, respectively.

REGULATORY MATTERS

S&T and S&T Bank are subject to periodic examinations by the Pennsylvania Department of Banking (“PA DOB”), the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve Bank of Cleveland (“Federal Reserve”). During 2007, the PA DOB conducted a Safety and Soundness examination that included, but was not limited to, a review of S&T Bank’s capital adequacy, asset quality, board of director and management oversight, earnings, liquidity, sensitivity to market risk and compliance with the Bank Secrecy Act. In addition, the PA DOB conducted stand alone Trust Department and Information Technology examinations. No comments were received from the PA DOB that would have a material effect on S&T’s liquidity, capital resources, operations or its overall compliance with laws and regulations. S&T’s current capital position and results of regulatory examination allow it to pay the lowest possible rate for FDIC deposit insurance.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of its consolidated financial statements. The most significant of these policies are described in Note A—Accounting Policies. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect S&T’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on S&T’s future financial condition and results of operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Securities

Securities are reported at fair market value adjusted for premiums and discounts which are recognized in interest income using the interest method over the period to maturity. Declines in market value of individual securities below their amortized cost, and that are other-than-temporary, will be written down to current market value and included in earnings as realized losses. Management systematically evaluates securities for other-than-temporary declines in market value on a quarterly basis. If the financial markets experience deterioration, additional charges to income could occur in future periods.

Allowance for Loan Losses

Determination of an adequate allowance for loan losses is inherently subjective, as it requires estimations of occurrence of future events as well as timing of such events.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). S&T’s periodic evaluation of the adequacy of the allowance for loan losses is determined by management through evaluation of the loss exposure on individual impaired, nonperforming, delinquent and high-dollar loans; review of risk conditions and business trends; historical loss experience, and; growth and composition of the loan portfolio, as well as other relevant factors.

A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical charge-offs that have occurrence within segmented portfolios over the last 7 years. Management also assesses qualitative factors such as portfolio credit trends, unemployment trends, vacancy trends, loan growth and variable interest rate factors.

Significant to this analysis is the shift in loan portfolio composition to an increased mix of commercial loans. These loans are generally larger in size, and, due to our continuing growth, many are unseasoned or new loan relationships. Management relies on its risk-rating process to monitor trends that may be occurring relative to commercial loans to assess potential weaknesses within the credit. Current risk factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses. During 2007, the risk-rating profile of the portfolio remained relatively stable.

The allowance for loan losses at December 31, 2007 includes $31.3 million or 91 percent of the allowance allocated to commercial and industrial and commercial real estate loans. The ability for customers to repay commercial loans is more dependent upon the success of their business, continuing income and general economic conditions. Accordingly, the risk of loss is higher on such loans than on residential real estate loans, which generally incur lower losses in the event of foreclosure as the collateral value typically exceeds the loan amounts.

Goodwill and Other Intangible Assets

S&T has $2.5 million of core deposit and other intangible assets subject to amortization and $50.1 million in goodwill, which is not subject to periodic amortization. S&T determined the amount of identifiable intangible assets based upon an independent core deposit analysis and insurance contract analysis. An annual evaluation of identifiable intangible assets for impairment is performed by S&T. S&T concluded that the recorded value of identifiable intangible assets was not impaired as a result of the evaluation as of December 31, 2007.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. S&T’s goodwill relates to value inherent in the banking business and the value is dependent upon S&T’s ability to provide quality, cost-effective services in the face of free competition from other market participants on a regional basis. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of S&T’s services. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods. An annual evaluation of goodwill for impairment is performed by S&T. The market value of S&T and the implied market value of goodwill at the respective reporting unit level are estimated using industry comparable information. S&T concluded that the recorded value of goodwill was not impaired as a result of the evaluation as of October 1, 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Income Taxes

S&T estimates income tax expense based on amounts expected to be owed to the tax jurisdictions where S&T conducts business. On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year.

Deferred income tax assets and liabilities are determined using the asset and liability method and are reported in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rate and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgement that realization is more-likely-than-not.

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in other liabilities in the Consolidated Balance Sheets. S&T evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of S&T.

Joint Ventures

S&T has 27 limited partnership investments in affordable housing and federal historic rehabilitation projects, for which it provides funding as a limited partner and receives tax credits, tax deductions for losses incurred by the projects and proceeds from property disposition based on its partnership share prescribed by each partnership agreement. At December 31, 2007 and 2006, S&T had recorded investments in other assets on its balance sheet of approximately $18.0 million and $15.7 million, respectively, associated with these investments. These investments are accounted for on the equity method and are periodically reviewed for impairment. The impairment test includes estimated tax credits and tax benefits of future losses as well as the estimated residual values from the sale of certain properties. Investments in partnerships for the purpose of rehabilitating historic structures are evaluated for impairment at the end of each reporting period and are recorded at their net realizable value. The impairment test includes estimated tax benefits of future losses as well as the estimated residual values from the sale of certain properties. S&T determined that it is not the primary beneficiary of these partnerships and does not consolidate them.

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

•

A continuation of recent turbulence in significant portions of the global financial and real estate markets could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting the economy generally.

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

The principal sources of asset liquidity are cash and due from banks, interest-earning deposits with banks, federal funds and securities available for sale. At December 31, 2007, the total of such assets was approximately $433.7 million or 13 percent of consolidated assets. While much more difficult to quantify, liability liquidity is further enhanced by a stable core deposit base, access to credit lines at other financial institutions and S&T’s ability to renew maturing deposits. Certificates of deposit in denominations of $100,000 or more represented 10 percent of deposits at December 31, 2007 and were outstanding primarily to local customers. S&T’s ability to attract deposits and borrow funds depends primarily on continued rate competitiveness, profitability, capitalization and overall financial condition.

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

The gap and cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The gap analysis below incorporates a flat rate scenario, and the following significant assumptions:

Monthly loan prepayments above contractual requirements
3 year ARM—Commercial Real Estate	1.50%
5 year ARM—Commercial Real Estate	1.75%
Fixed Rate—Commercial Real Estate	1.75%
Residential Real Estate	1.59%
Fixed Rate Home Equity	1.93%
Other Installment Loans	2.50%

Deposit behavioral pattern/decay rate assumptions
NOW and Regular Savings—Year #1	25.00%
NOW and Regular Savings—Year #2	25.00%
NOW and Regular Savings—beyond Year #2	50.00%
Indexed, IRA Savings and Clubs – Month 1	100.00%
Cash Management Savings and Money Market 1-6 Months	100.00%
S&T has not historically experienced significant fluctuations in demand deposit balances during periods of interest rate fluctuations.	NA

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

Interest Rate Sensitivity

December 31, 2007

(dollars in thousands)

GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
Repricing Assets:
Cash/due from banks	$—	$—	$—	$74,879
Securities available for sale	41,181	39,658	76,664	201,319
Other investments	13,833	—	—	—
Net loans	1,342,036	245,282	369,424	805,852
Other assets	—	—	—	211,041

Total	1,397,050	284,940	446,088	1,293,091

Repricing Liabilities:
Demand	—	—	—	462,387
NOW	18,961	18,961	37, 922	75,843
Money market	144,408	—	—	—
Savings/clubs	840,472	15,214	30,427	60,854
Certificates	517,401	230,769	84,590	83,617
Repos & short-term borrowings	180,258	—	—	—
Long-term borrowings	93,577	10,488	44,429	77,527
Other liabilities/equity	—	—	—	393,064

Total	1,795,077	275,432	197,368	1,153,292
GAP	$(398,027)	$9,508	$248,720	$139,799

Cumulative GAP	$(398,027)	$(388,519)	$(139,799)	$—

Rate Sensitive Assets/Rate Sensitive Liabilities	December 31, 2007	December 31, 2006
Cumulative 6 months	0.78	0.86
Cumulative 12 months	0.81	0.87

S&T’s one-year gap position at December 31, 2007 indicates a liability sensitive position. This means that more liabilities than assets will reprice during the measured time frames. The implications of a liability sensitive position will differ depending upon the change in market interest rates. For example, with a liability sensitive position in a declining interest rate environment, more liabilities than assets will decrease in rate. This situation could result in an increase to our interest rate spreads, net interest income and operating spreads. Conversely, with a liability sensitive position in a rising interest rate environment, more liabilities than assets will increase in rates. This situation could result in a decrease to our interest rate spreads, net interest income and operating spreads.

S&T has become more liability sensitive since December 2006 mainly as a result of an inverted yield curve. An inverted yield curve occurs when short-term interest rates are higher than long-term interest rates. When the yield curve is inverted customers tend to prefer short-term deposits and long-term loans, both of which make the bank more liability sensitive.

In addition to the gap analysis, S&T performs rate shock and rate ramp analyses on a static balance sheet to estimate the effect that a +/- 100, +/-200 and +/-300 basis point instantaneous and gradual parallel shift in the yield curve would have on 12 months of pretax net interest income. The rate shocks incorporate assumptions regarding the level of interest rate changes on non-maturity deposit products (savings, money market, NOW and demand deposits) and changes in the prepayment behavior of fixed rate loans and securities with optionality. Inclusion of these assumptions makes rate shock and rate ramp analyses more useful than gap analysis alone. S&T’s policy is to limit the change in net interest income over a one-year horizon to –20% given changes in rates using shocks or rate ramps up to +/- 300 basis points. Although +/-100 and +/-200 basis point changes for the rate shock and rate ramp analyses are not policy guidelines, these analyses are performed to ensure directional consistency of the +/-300 basis point analysis. The December 2007 results reflect a 2.41% decrease and 3.62% decrease to net interest income in the –300 and +300 basis point rate shock analysis respectively.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

The table below shows the pretax net interest income impact of the +/-300 rate shock analyses.

Change in Pretax Net Interest Income	Immediate Change in Rates
(dollars in millions)	+300 bps	-300 bps
December 31, 2007	$(4.4)	$(2.9)
December 31, 2006	$(6.8)	$0.0

The results in the –300 basis point shock scenario are not consistent with a liability sensitive gap position, which typically would indicate an increase in net interest income. This is primarily due to: (1) rates on regular savings, NOW and money market accounts are at low levels and cannot be decreased to any great extent as rates go down, and (2) loan refinance activity is assumed to be significant in rates down.

Comparing December 2007 to December 2006, the change in net interest income in the –300 basis point rate shock scenario declined. The decline is mainly due to the restructuring of the indexed Green Plan and Plan B savings products to the Cash Management Account. The Cash Management Account is a non-indexed savings product that is conservatively modeled to reflect that it may not fully capture a -300 basis point decrease in short term rates. Offsetting some of the decline is growth in fixed rate loans, repurchase agreement borrowings with floors, and short duration time deposits.

Consistent with a liability sensitive gap position, the +300 rate shock results show pretax net interest income decreasing in an increasing interest rate environment. When compared to December 2006 the restructuring of the S&T savings products had a positive impact on pretax net interest income, offset by growth in fixed rate loans and short duration time deposits.

In order to monitor interest rate risk beyond the one-year time horizon of shocks and rate ramps, S&T also performs economic value of equity (EVE) analysis. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. As with rate shock analysis, EVE incorporates management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and core deposit behavior. S&T’s policy is to limit the change in EVE to –35% given changes in rates up to +/-300 basis points. The December 2007 results reflect a 14.78% decrease and 6.40% decrease to EVE given a –300 and +300 basis point change in interest rates respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

S&T Bancorp, Inc. and Subsidiaries

December 31	2007	2006
(dollars in thousands, except share and per share data)
ASSETS
Cash and due from banks	$74,879	$59,980
Securities available for sale	358,822	432,045
Other investments	13,833	10,562
Loans held for sale	899	826
Portfolio loans, net of allowance for loan losses of $34,345 in 2007 and $33,220 in 2006	2,761,695	2,632,245
Premises and equipment, net	37,629	35,700
Goodwill	50,087	49,955
Other intangibles, net	2,461	2,917
Bank owned life insurance	35,626	34,251
Other assets	85,238	80,062

Total Assets	$3,421,169	$3,338,543

LIABILITIES
Deposits:
Noninterest-bearing demand	$462,387	$448,453
Interest-bearing demand	151,686	150,568
Money market	144,408	163,105
Savings	946,967	879,426
Time deposits	916,377	923,754

Total Deposits	2,621,825	2,565,306

Securities sold under repurchase agreements and federal funds purchased	100,258	133,021
Short-term borrowings	80,000	55,000
Long-term borrowings	201,021	171,941
Junior subordinated debt securities	25,000	25,000
Other liabilities	55,505	49,224

Total Liabilities	3,083,609	2,999,492

SHAREHOLDERS’ EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	—	—
Common stock ($2.50 par value) Authorized—50,000,000 shares in 2007 and 2006 Issued – 29,714,038 shares in 2007 and 2006	74,285	74,285
Additional paid-in capital	27,502	26,698
Retained earnings	375,654	349,447
Accumulated other comprehensive income	2,900	4,014
Treasury stock (5,162,951 shares in 2007 and 4,352,764 shares in 2006, at cost)	(142,781)	(115,393)

Total Shareholders’ Equity	337,560	339,051

Total Liabilities and Shareholders’ Equity	$3,421,169	$3,338,543

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

S&T Bancorp, Inc. and Subsidiaries

Year Ended December 31	2007	2006	2005
(dollars in thousands, except per share data)

INTEREST INCOME
Loans, including fees	$199,387	$185,544	$151,328
Deposits with banks and federal funds sold	39	101	95
Investment Securities:
Taxable	11,768	14,293	15,990
Tax-exempt	2,601	2,694	2,499
Dividends	1,810	2,070	2,210

Total Interest Income	215,605	204,702	172,122

INTEREST EXPENSE
Deposits	79,587	73,529	44,824
Securities sold under repurchase agreements and federal funds purchased	4,231	5,171	3,945
Short-term borrowings	2,325	4,424	7,127
Long-term borrowings and capital securities	13,024	8,460	3,618

Total Interest Expense	99,167	91,584	59,514

NET INTEREST INCOME	116,438	113,118	112,608
Provision for loan losses	5,812	9,380	5,000

Net Interest Income After Provision for Loan Losses	110,626	103,738	107,608

NONINTEREST INCOME
Security gains, net	3,844	5,481	5,008
Service charges on deposit accounts	10,124	10,412	9,587
Wealth management fees	7,470	7,862	6,977
Letter of credit fees	2,013	2,284	2,208
Insurance agency fees	7,285	6,637	5,685
Mortgage banking	641	703	1,497
Other	9,228	7,011	6,424

Total Noninterest Income	40,605	40,390	37,386

NONINTEREST EXPENSE
Salaries and employee benefits	40,387	37,601	34,715
Occupancy, net	5,846	5,101	4,816
Furniture and equipment	3,737	3,297	3,251
Other taxes	2,906	2,973	2,698
Data processing	4,880	4,852	4,290
Marketing	2,709	2,478	2,326
Amortization of intangibles	300	325	214
FDIC assessment	302	302	293
Other	12,393	12,350	9,861

Total Noninterest Expense	73,460	69,279	62,464

Income Before Taxes	77,771	74,849	82,530
Applicable Income Taxes	21,627	21,513	24,287

Net Income	$56,144	$53,336	$58,243

Earnings per common share – Basic	$2.27	$2.07	$2.21
Earnings per common share – Diluted	2.26	2.06	2.18
Dividends declared per common share	1.21	1.17	1.13

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

S&T Bancorp, Inc. and Subsidiaries

(dollars in thousands, except per share data)	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2004		$74,285	$24,079	$297,690	$20,875	$(67,800)	$349,129
Net income for 2005	$58,243			58,243			58,243
Other comprehensive income, net of tax
Change in unrealized losses on securities of ($13,232) net of reclassification adjustment for gains included in net income of ($5,008) and reclassification adjustment of ($620) related to Rabbi Trust and tax benefit of $7,157.	(11,703)				(11,703)		(11,703)

Comprehensive Income	$46,540

Cash dividends declared ($1.13 per share)				(29,775)			(29,775)
Treasury stock acquired (660,400 shares)						(23,176)	(23,176)
Treasury stock issued (330,735 shares)			245			7,662	7,907
Recognition of restricted stock compensation expense			136				136
Tax benefit from nonstatutory stock options exercised			1,660				1,660

Balance at December 31, 2005		$74,285	$26,120	$326,158	$9,172	$(83,314)	$352,421
Net income for 2006	$53,336			53,336			53,336
Other comprehensive income, net of tax
Change in unrealized gains on securities of $1,810 net of reclassification adjustment for gains included in net income of ($5,481) and reclassification adjustment of ($983) related to Rabbi Trust and tax benefit of $2,532.	(2,122)				(2,122)		(2,122)

Comprehensive Income	$51,214

Cash dividends declared ($1.17 per share)				(30,047)			(30,047)
Treasury stock acquired (122,244 shares)						(35,269)	(35,269)
Treasury stock issued (1,031,700 shares)			(435)			3,190	2,755
Recognition of restricted stock compensation expense			59				59
Tax benefit from nonstatutory stock options exercised			502				502
Recognition of nonstatutory stock option compensation expense			452				452
Adjustment to initially apply SFAS No. 158, net of tax of $1,635					(3,036)		(3,036)

Balance at December 31, 2006		$74,285	$26,698	$349,447	$4,014	$(115,393)	$339,051
Net income for 2007	$56,144			56,144			56,144
Other comprehensive income, net of tax
Change in unrealized gains on securities of $2,457 net of reclassification adjustment for gains included in net income of ($3,844) and reclassification adjustment of ($1,606) related to Rabbi Trust and tax benefit of $1,413.	(1,580)				(1,580)		(1,580)
Adjustment to funded status of pension	466				466		466

Comprehensive Income	$55,030

Cash dividends declared ($1.21 per share)				(29,787)			(29,787)
Treasury stock acquired (971,400 shares)						(31,802)	(31,802)
Treasury stock issued (161,213 shares)			(894)			4,414	3,520
Recognition of restricted stock compensation expense			622				622
Tax benefit from nonstatutory stock options exercised			621				621
Recognition of nonstatutory stock option compensation expense			455				455
Adjustment to initially apply FIN 48				(150)			(150)

Balance at December 31, 2007		$74,285	$27,502	$375,654	$2,900	$(142,781)	$337,560

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

S&T Bancorp, Inc. and Subsidiaries

Year Ended December 31	2007	2006	2005
(dollars in thousands)
OPERATING ACTIVITIES
Net Income	$56,144	$53,336	$58,243
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,812	9,380	5,000
Depreciation and amortization	3,762	3,246	3,077
Net amortization of investment security premiums	822	967	1,119
Recognition of stock-based compensation expense	887	954	—
Security gains, net	(3,844)	(5,481)	(5,008)
Deferred income taxes	(2,140)	1,802	999
Excess tax benefits from stock-based compensation	(361)	(294)	1,660
Mortgage loans originated for sale	(17,094)	(17,649)	(35,848)
Proceeds from the sale of loans	17,422	18,760	36,354
Gains on the sale of loans, net	(401)	(357)	(506)
Decrease (increase) in interest receivable	938	(1,501)	(2,513)
Increase in interest payable	112	305	1,651
Increase in other assets	(7,586)	(9,398)	(12,142)
Increase (decrease) in other liabilities	9,369	(2,834)	(101)

Net Cash Provided by Operating Activities	63,842	51,236	51,985

INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits with banks	—	(1)	97
Proceeds from maturities of securities available for sale	75,537	53,923	66,271
Proceeds from sales of securities available for sale	6,588	11,838	6,506
Purchases of securities available for sale	(10,538)	(12,950)	(63,533)
Net increase in loans	(135,262)	(188,271)	(205,876)
Purchases of premises and equipment, net	(5,392)	(9,498)	(6,495)

Net Cash Used in Investing Activities	(69,067)	(144,959)	(203,030)

FINANCING ACTIVITIES
Net increase in core deposits	61,354	158,318	173,569
Net (decrease) increase in time deposits	(4,836)	(11,895)	69,052
Net increase (decrease) in short-term borrowings	25,000	(95,000)	(75,000)
Net (decrease) increase in securities sold under repurchase agreements and federal funds purchased	(32,763)	(4,808)	39,445
Proceeds from long-term borrowings	50,000	133,509	50,868
Repayments of long-term borrowings	(20,920)	(45,344)	(53,417)
Proceeds from junior subordinated debt securities	—	25,000	—
Acquisition of treasury stock	(31,802)	(35,269)	(23,176)
Sale of treasury stock	3,520	2,755	7,907
Cash dividends paid to shareholders	(29,790)	(30,046)	(29,342)
Excess tax benefits from stock-based compensation	361	294	—

Net Cash Provided by Financing Activities	20,124	97,514	159,906

Increase in Cash and Cash Equivalents	14,899	3,791	8,861
Cash and Cash Equivalents at Beginning of Year	59,980	56,189	47,328

Cash and Cash Equivalents at End of Year	$74,879	$59,980	$56,189

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

S&T is presently engaged in nonbanking activities through the following six entities: 9th Street Holdings, Inc., S&T Bancholdings, Inc., CTCLIC, S&T Insurance Group, LLC, S&T Professional Resources Group, LLC and Stewart Capital Advisors, LLC. 9th Street Holdings, Inc. was formed in June 1988 and S&T Bancholdings, Inc. was formed in August 2002 to hold and manage a group of investments previously owned by S&T Bank and to give S&T additional latitude to purchase other investments. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC distributes high-quality life insurance and long-term disability income insurance products through Evergreen Insurance Associates, LLC. S&T Professional Resources Group, LLC markets software developed by S&T Bank. Stewart Capital Advisors, LLC was formed in August 2005 to act as a registered investment advisor that manages private investment accounts for individuals and institutions and advises the Stewart Capital Mutual Fund.

ACCOUNTING POLICIES

The financial statements of S&T Bancorp, Inc. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods then ended. Actual results could differ from those estimates. The more significant accounting policies are described below.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of S&T and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments of 20 percent—50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting. S&T operates within one business segment, community banking, providing a full range of services to individual and corporate customers.

CASH FLOW INFORMATION

S&T considers cash and due from banks as cash and cash equivalents. For the years ended December 31, 2007, 2006 and 2005, interest paid was $99,370,000, $92,006,000 and $61,213,000, respectively. Income taxes paid during 2007 were $20,186,000 compared to $22,143,000 for 2006 and $23,153,000 for 2005. For the years ended December 31, 2007, 2006 and 2005, transfers of loans to other real estate owned was $488,000, $523,000 and $3,455,000, respectively.

SECURITIES

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and S&T has the ability, at the time of purchase, to hold securities until maturity, they are classified as held to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts. Securities that management does not have the intent and ability to hold to maturity are classified as available for sale and are recorded at market value, and unrealized gains and losses on these securities, net of related deferred income taxes, are reported in accumulated other comprehensive income. Gains or losses on the disposition of securities are based on the specific identification method. S&T does not engage in any securities trading activity for its own account.

Management systematically evaluates securities for other-than-temporary declines in market value. Securities for which declines in market value are deemed to be other-than-temporary are written down to current market value and the resultant changes included in earnings as realized losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and other risk factors. Factors consider the level of S&T’s historical charge-offs that have occurrence within segmented portfolios over the last 7 years. Management also assesses subjective factors such as portfolio credit trends, unemployment trends, vacancy trends, loan growth and variable interest rate factors.

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

LOANS ORIGINATED FOR SALE AND HELD FOR SALE

Loans held for sale consists of 1-4 family residential loans originated for sale in the secondary market and carried at lower of cost or market, determined on an aggregate basis. Loans held for sale were $0.9 million and $0.8 million at December 31, 2007 and 2006, respectively. Gains and losses on sales of loans held for sale are included in other income in the consolidated statements of income. S&T manages its exposure to changes in the market value of loans from the date of commitment to the borrower and the loan’s ultimate sale by entering into mandatory forward commitments to sell the loans. The extent to which S&T elects to cover its loan production with forward commitments varies based upon factors deemed by management to be appropriate in the circumstances. The market value related to the risk of the commitment is the hedged asset or liability on the balance sheet with a corresponding offset recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the market value of the derivative is recorded as a freestanding asset or liability. S&T does not use hedge accounting for these transactions.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred, while improvements that extend an asset’s useful life are capitalized and depreciated over the estimated remaining life of the asset. Depreciation expense is computed generally by the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Useful lives range from three to 25 years for furniture and equipment; ten to 50 years for premises and two to 36 years for leasehold improvements. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, including renewal periods when reasonably assured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

JOINT VENTURES

S&T has 27 limited partnership investments in affordable housing and federal historic rehabilitation projects, for which it provides funding as a limited partner and receives tax credits, tax deductions for losses incurred by the projects and proceeds from property disposition based on its partnership share prescribed by each partnership agreement. At December 31, 2007 and 2006, S&T had recorded investments in other assets on its balance sheet of approximately $18.0 million and $15.7 million, respectively, associated with these investments. These investments are accounted for on the equity method and are periodically reviewed for impairment. The impairment test includes estimated tax credits and tax benefits of future losses as well as the estimated residual values from the sale of certain properties. Investments in partnerships for the purpose of rehabilitating historic structures are evaluated for impairment at the end of each reporting period and are recorded at their net realizable value. The impairment test includes estimated tax benefits of future losses as well as the estimated residual values from the sale of certain properties. S&T determined that it is not the primary beneficiary of these partnerships and does not consolidate them.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets purchased. Goodwill is not amortized, but is evaluated for impairment annually. In 2007, 2006 and 2005, S&T performed the required impairment tests of goodwill at the respective reporting unit level and no impairment existed as of the valuation date, as the market value of S&T’s net assets exceeded their carrying value. If, for any future period, S&T determines that there has been impairment in the carrying value of its goodwill balances, S&T will record a charge to earnings, which could have a material adverse effect on S&T’s net income.

Intangible assets consist of $3.8 million for the acquisition of core savings deposits and $1.5 million in cost for the acquisition of insurance contract relationships and are amortized over their estimated weighted average lives of 11 years. The estimated aggregate amortization expense for each of the five succeeding years will approximate $0.5 million.

	Goodwill	Core Deposit and Other Intangibles
dollars in thousands
Balance at December 31, 2005	$49,073	$3,300
Additions	882	111
Amortization	—	(494)

Balance at December 31, 2006	$49,955	$2,917
Additions	132	—
Amortization	—	(456)

Balance at December 31, 2007	$50,087	$2,461

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

For the year ended December 31, 2007 and 2006, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $17.4 million and $18.8 million, respectively. At December 31, 2007 and 2006, mortgage servicing rights were $2.0 million and $2.1 million, respectively. At December 31, 2007, 2006 and 2005, S&T’s servicing portfolio totaled $178.9 million, $180.8 million and $185.1 million, respectively. The fair market value of mortgage servicing rights was $1.9 million and $2.1 million at December 31, 2007 and 2006, respectively.

	Servicing Rights	Valuation Allowance	Net Carrying Value
dollars in thousands
Balance at December 31, 2005	$2,198	$20	$2,178
Additions/(reductions)	239	36	203
Amortization	(313)	—	(313)

Balance at December 31, 2006	$2,124	$56	$2,068
Additions/(reductions)	221	100	121
Amortization	(328)	—	(328)

Balance at December 31, 2007	$2,017	$156	$1,861

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

S&T offers rate lock commitments to potential borrowers. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. In addition, S&T can encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. S&T may utilize forward sales contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The rate lock is executed between the mortgagee and S&T, and in turn a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

forward sales contract is executed between S&T and the investor. Both the rate lock commitment and the corresponding forward sales contract for each customer are considered derivatives. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income on the consolidated statements of income.

WEALTH MANAGEMENT ASSETS AND INCOME

Assets held in a fiduciary capacity by the subsidiary bank, S&T Bank, are not assets of S&T Bank and are therefore not included in the consolidated financial statements. Wealth management fee income is reported on the consolidated statement of income on the accrual basis.

STOCK-BASED COMPENSATION

S&T has various stock-based employee compensation plans, which are described in Note O. S&T adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment,” on January 1, 2006 and is applying the modified prospective method. SFAS No. 123(R) requires measurement of compensation expense of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the vesting period for all awards granted or not yet vested at the date of adoption. Prior to the adoption of SFAS No. 123(R), S&T applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based awards.

The following table illustrates the effect on net income and earnings per share if SFAS 123(R) had been applied to all outstanding and unvested awards in 2005.

2005
(dollars in thousands, except per share data)
Net Income	$58,243
Stock-based employee compensation cost determined if the market value method had been applied to all awards, net of tax	(2,173)

Proforma Net Income	$56,070

Basic Earnings per Share
As reported	$2.21
Proforma	2.13

Diluted Earnings per Share
As reported	$2.18
Proforma	2.10

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

On December 31, 2006, S&T adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158. SFAS No. 158 requires an employer to recognize the funded status of any defined benefit pension plan or postretirement benefit plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. For the Plan, the adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial loss and unamortized prior service cost which were previously netted against the plan’s funded status in S&T’s statement of financial position pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to S&T’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income upon adoption of SFAS No. 158.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

INCOME TAXES

Deferred taxes are accounted for under the asset and liability method whereby deferred income taxes are recognized for the difference between the financial reporting and tax bases of assets and liabilities using enacted tax laws and rates. S&T files a consolidated income tax return. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

TREASURY STOCK

The purchase of S&T common stock is recorded at cost. At the time of reissuance, the treasury stock account is reduced using the average cost method.

EARNINGS PER COMMON SHARE

Basic Earnings Per Share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Average shares outstanding for computing basic EPS were 24,732,430, 25,735,295 and 26,384,062 for 2007, 2006 and 2005, respectively. Potentially dilutive securities are excluded from the basic calculation, but are included in diluted EPS. Average shares outstanding for computing diluted EPS were 24,888,574, 25,940,352 and 26,688,148 for 2007, 2006 and 2005, respectively. In computing diluted EPS, average shares outstanding have been increased by the common stock equivalents relating to S&T’s outstanding stock options and restricted stock.

ACQUISITION

On December 17, 2007, S&T announced that it would acquire IBT Bancorp, Inc., of Irwin, Pennsylvania (“IBT”), in a stock and cash transaction valued at approximately $171 million as of that date. The transaction is an in-market transaction that will expand S&T’s existing footprint in the Westmoreland and Allegheny counties of Pennsylvania. The combined company will have over $4.1 billion in assets and increase its market share from 5 percent to approximately 12 percent in Westmoreland County. IBT shareholders will receive either $31.00 cash or between 0.93 and 0.97 of a fraction of a share of S&T common stock for each of their shares of IBT common stock, with the precise fraction of a share based upon the average high and low sale price for S&T common stock for a twenty trading day period preceding the date of the meeting of IBT shareholders at which the merger will be considered.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for certain financial instruments with an embedded derivative at fair value thereby eliminating the need to bifurcate the instrument into its host and the embedded derivative. SFAS No. 155 is effective for all financial instruments acquired or issued by S&T on or after January 1, 2007, and did not have a significant impact on S&T’s financial position or results of operations. During 2007, S&T had no new financial instruments acquired or issued after the date of adoption with embedded derivatives.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. S&T adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 decreased retained earnings by $150,666 which included $34,499 of interest. As permitted by FIN 48, S&T will continue to record interest and penalties as other income tax expense. There were no material changes to unrecognized tax benefits during 2007, and it is not anticipated that any such changes will occur by December 31, 2008. U. S. federal tax returns for tax years 2004 forward remain open to examination.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. S&T will be required to apply the new guidance effective January 1, 2008. S&T is in the process of determining the impact of applying SFAS No. 157 on S&T’s financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

In July 2007, the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”), which was expected to be effective for fiscal years beginning on or after December 15, 2007. However, the FASB has recently voted to delay the effective date indefinitely. SOP 07-1 sets forth more stringent criteria for qualifying as an investment company than does the predecessor Audit Guide. In addition, SOP 07-1 establishes new criteria for a parent company or equity method investor to retain investment company accounting in their consolidated financial statements. Investment companies record all their investments at fair value with changes in value reflected in earnings. S&T is currently evaluating the potential impact of adopting SOP 07-1.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

The following table indicates the estimated market value of S&T’s financial instruments as of December 31:

	2007		2006
	Market Value	Carrying Value	Market Value	Carrying Value
(dollars in thousands)
ASSETS
Cash	$74,879	$74,879	$59,980	$59,980
Securities available for sale	358,822	358,822	432,045	432,045
Other investments	13,833	13,833	10,562	10,562
Loans	2,827,256	2,796,939	2,663,743	2,666,291

LIABILITIES
Deposits	$2,625,294	$2,621,825	$2,561,929	$2,565,306
Securities sold under repurchase agreements & federal funds purchased	100,258	100,258	133,021	133,021
Short-term borrowings	80,000	80,000	55,000	55,000
Long-term borrowings	205,318	201,021	173,122	171,941
Junior subordinated debt securities	26,009	25,000	25,115	25,000
Interest-rate swaps	—	—	—	—

NOTE C

Restrictions on Cash and Due from Bank Accounts

The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as a noninterest-bearing balance with the Federal Reserve Board. Required reserves averaged $17,848,000 during 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE D

Securities

The following table indicates the composition of the securities portfolio at December 31:

	Available for Sale
2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
(dollars in thousands)
Obligations of U.S. government corporations and agencies	$144,230	$1,220	$(128)	$145,322
Collateralized mortgage obligations of U.S. government corporations and agencies	58,780	377	(161)	58,996
Mortgage-backed securities	28,053	21	(502)	27,572
Obligations of states and political subdivisions	81,045	253	(209)	81,089

Debt securities available for sale	312,108	1,871	(1,000)	312,979
Marketable equity securities	33,767	10,134	(2,590)	41,311
Other securities	4,532	—	—	4,532

Total	$350,407	$12,005	$(3,590)	$358,822

	Available for Sale
2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
(dollars in thousands)
Obligations of U.S. government corporations and agencies	$183,161	$16	$(3,174)	$180,003
Collateralized mortgage obligations of U.S. government corporations and agencies	61,087	—	(997)	60,090
Mortgage-backed securities	32,856	15	(1,078)	31,793
Obligations of states and political subdivisions	82,733	37	(1,098)	81,672

Debt securities available for sale	359,837	68	(6,347)	353,558
Marketable equity securities	39,268	16,126	(45)	55,349
Other securities	23,138	—	—	23,138

Total	$422,243	$16,194	$(6,392)	$432,045

There were $3,980,000, $6,069,000 and $5,337,000 in gross realized gains and $136,000, $588,000 and $329,000 in gross realized losses in 2007, 2006 and 2005, in each case respectively, relative to securities available for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table presents the age of gross unrealized losses and market value by investment category:

	Less Than 12 Months		12 Months or More		Total
2007	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
(dollars in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$43,378	$(128)	$43,378	$(128)
Collateralized mortgage obligations of U.S. government corporations and agencies	12,513	(37)	15,076	(124)	27,589	(161)
Mortgage-backed securities	—	—	21,420	(502)	21,420	(502)
Obligations of states and political subdivisions	—	—	43,087	(209)	43,087	(209)

Debt securities available for sale	12,513	(37)	122,961	(963)	135,474	(1,000)
Marketable equity securities	15,545	(2,590)	—	—	15,545	(2,590)

Total Temporarily Impaired Securities	$28,058	$(2,627)	$122,961	$(963)	$151,019	$(3,590)

	Less Than 12 Months		12 Months or More		Total
2006	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
(dollars in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$175,041	$(3,174)	$175,041	$(3,174)
Collateralized mortgage obligations of U.S. government corporations and agencies	9,515	(29)	50,575	(968)	60,090	(997)
Mortgage-backed securities	—	—	30,535	(1,078)	30,535	(1,078)
Obligations of states and political subdivisions	9,948	(24)	65,731	(1,074)	75,679	(1,098)

Debt securities available for sale	19,463	(53)	321,882	(6,294)	341,345	(6,347)
Marketable equity securities	989	(45)	—	—	989	(45)

Total Temporarily Impaired Securities	$20,452	$(98)	$321,882	$(6,294)	$342,334	$(6,392)

During 2007, S&T recognized other-than-temporary impairments totaling $0.1 million on three equity investment securities. S&T recognized an other-than-temporary impairment totaling $0.3 million on three equity securities during 2006. S&T does not believe any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment. S&T performs a review on the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. S&T management considers the length of time and the extent to which the market value has been less than cost and the financial condition of the issuer. As of December 31, 2007, the unrealized losses on 94 debt securities are primarily attributable to changes in interest rates. The unrealized losses on three marketable equity securities as of December 31, 2007 are attributable to temporary declines in market value. S&T has both the intent and the ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

The amortized cost and estimated market value of debt securities at December 31, 2007, by expected maturity, is included in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Available for Sale	Amortized Cost	Market Value
(dollars in thousands)
Due in one year or less	$81,777	$81,618
Due after one year through five years	205,274	206,448
Due after five years through ten years	24,095	23,953
Due after ten years	962	960

Total Debt Securities Available for Sale	$312,108	$312,979

At December 31, 2007 and 2006, securities with principal amounts of $279,835,000 and $287,994,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTE E

Loans

The following table indicates the composition of the loan portfolio at December 31:

	2007	2006
(dollars in thousands)
Real estate—construction	$329,875	$352,482
Real estate—mortgages:
Residential	610,250	562,670
Commercial	965,770	974,340
Commercial and industrial	815,306	702,833
Consumer	74,839	73,140

Gross Portfolio Loans	2,796,040	2,665,465
Allowance for loan losses	(34,345)	(33,220)

Total Portfolio Loans	2,761,695	2,632,245
Loans held for sale	899	826

Total Loans	$2,762,594	$2,633,071

The following table presents changes in the allowance for loan losses for the year ended December 31:

	2007	2006	2005
(dollars in thousands)
Balance at beginning of year	$33,220	$36,572	$34,262
Charge-offs	(7,080)	(14,038)	(3,929)
Recoveries	2,393	1,306	2,208

Net charge-offs	(4,687)	(12,732)	(1,721)
Provision for loan losses	5,812	9,380	5,000
Reclassification of allowance for lending-related commitments (1)	—	—	(969)

Balance at end of year	$34,345	$33,220	$36,572

(1)

During 2005, S&T reclassified $969,000 of its allowance for loan losses to a separate allowance for probable credit losses inherent in lending-related commitments. Net income and prior period balances were not affected by this reclassification. The separate allowance is included in other liabilities.

S&T Bank has granted loans to certain officers and directors of S&T as well as to certain affiliates of the officers and directors in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectability. The aggregate dollar amounts of these loans were $24,651,000 and $32,714,000 at December 31, 2007 and 2006, respectively. During 2007, $14,670,000 of new loans were funded and repayments totaled $22,732,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The principal balances of loans on nonaccrual status were $16,798,000 and $19,852,000 at December 31, 2007 and 2006, respectively. Other real estate owned which is included in other assets, was $488,000 at December 31, 2007 and $523,000 at December 31, 2006.

S&T attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio. S&T monitors concentrations of credit risk. At December 31, 2007 and 2006, S&T had no concentrations of credit risk by industry or group. Geographic concentrations exist because S&T provides a full range of banking services, including commercial, consumer and mortgage loans to individuals and corporate customers in its ten-county market areas in western Pennsylvania. Management believes underwriting guidelines and ongoing review by loan administration mitigates these risks.

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans:

	2007	2006	2005
(dollars in thousands)
Recorded investment in loans considered to be impaired	$14,965	$26,152	$29,745
Recorded investment in impaired loans with no related allowance for loan losses	10,332	19,698	7,741
Loans considered to be impaired that were on a nonaccrual basis	6,356	8,617	5,507
Allowance for loan losses related to loans considered to be impaired	2,919	2,627	9,937
Average recorded investment in impaired loans	21,110	31,426	16,325
Total interest income per contractual terms on impaired loans	1,710	2,675	2,115
Interest income on impaired loans recognized on a cash basis	461	1,867	1,854

NOTE F

Premises and Equipment

The following table is a summary of the premises and equipment accounts at December 31:

	Estimated Useful Life	2007	2006
(dollars in thousands)
Land	Indefinite	$4,715	$4,738
Premises	10-50 years	38,633	35,746
Furniture and equipment	3-25 years	23,920	24,704
Leasehold improvements	2-36 years	3,011	3,376

		70,279	68,564
Accumulated depreciation		(32,650)	(32,864)

Total		$37,629	$35,700

Depreciation related to premises and equipment was $3,462,000, $2,922,000 and $2,863,000 in 2007, 2006 and 2005, respectively.

Certain banking facilities are leased under lease arrangements expiring at various dates to the year 2051. All such leases are accounted for as operating leases. Rental expense for premises and equipment amounted to $2,656,000, $2,555,000 and $2,229,000 in 2007, 2006 and 2005, respectively. Minimum annual rentals and renewal options for each of the years 2008-2012 are approximately $1,279,000, $1,238,000, $1,225,000, $1,216,000, and $1,223,000, respectively, and $27,855,000 for the years thereafter. Included in the above are leases entered into with two directors for which rental expense totaled $305,000, $557,000 and $611,000 in 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE G

Deposits

The following table indicates the composition of deposits at December 31:

	2007		2006
	Balance	Expense	Balance	Expense
(dollars in thousands)
Noninterest-bearing demand	$462,387	$—	$448,453	$—
Interest-bearing demand	151,686	42	150,568	60
Money market	144,408	3,483	163,105	3,736
Savings	946,967	33,924	879,426	32,755
Time deposits	916,377	42,138	923,754	36,978

Total	$2,621,825	$79,587	$2,565,306	$73,529

The aggregate of all time deposits over $100,000 amounted to $249,643,000 and $261,646,000 at December 31, 2007 and 2006, respectively.

The following table indicates the scheduled maturities of time deposits at December 31:

	2007	2006
(dollars in thousands)
Due in one year	$747,967	$662,071
Due in one to two years	84,792	161,689
Due in two to three years	22,049	55,100
Due in three to four years	20,937	15,440
Due in four to five years	39,261	20,117
Due after five years	1,371	9,337

Total	$916,377	$923,754

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

Securities Sold Under Repurchase Agreements and Federal Funds Purchased	2007	2006	2005
(dollars in thousands)
Balance at December 31:	$100,258	$133,021	$137,829
Average balance during the year	96,171	114,544	132,406
Average interest rate during the year	4.40%	4.51%	2.98%
Maximum month-end balance during the year	$118,918	$156,471	$174,467
Average interest rate at year-end	3.58%	4.83%	3.80%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Federal Home Loan Bank (FHLB) Advances	2007	2006	2005
(dollars in thousands)
Balance at December 31:	$80,000	$55,000	$150,000
Average balance during the year	44,214	88,342	221,918
Average interest rate during the year	5.26%	5.01%	3.21%
Maximum month-end balance during the year	$100,000	$150,000	$315,000
Average interest rate at year-end	4.46%	5.44%	4.34%

NOTE I

Long-Term Borrowings

The following table is a summary of long-term borrowings:

	2007		2006
	Balance	Average Rate	Balance	Average Rate
(dollars in thousands)
Due in one year	$50,965	5.04%	$20,920	5.39%
Due in one to two years	94,428	5.46	50,965	5.05
Due in two to three years	45,760	5.18	84,429	5.49
Due in three to four years	564	4.89	5,760	6.41
Due in four to five years	542	4.93	564	4.89
Due after five years	8,762	5.24	9,303	5.26

Total	$201,021	5.28%	$171,941	5.36%

The purpose of these borrowings is to match-fund selected new loan originations, to mitigate interest-rate sensitivity risks and to take advantage of discounted borrowing rates through the FHLB for community investment projects.

S&T pledged securities and all 1-4 family and multi-family mortgage loans as collateral for any current or future FHLB borrowings. The total carrying amount of these pledged loans was $535,965,000 at December 31, 2007. At December 31, 2007, S&T had availability with the FHLB of $587,820,000.

As of December 31, 2007 and 2006, S&T had long-term repurchase agreement borrowings totaling $50.0 million at a weighted average fixed-rate with embedded floors of 5.52 percent, which mature within two years. The purpose of these borrowings was to lock in fixed-rate fundings to mitigate interest-rate risk.

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

NOTE J

Dividend and Loan Restrictions

Certain restrictions exist regarding the ability of S&T Bank to transfer funds to S&T in the form of dividends and loans. The amount of dividends that may be paid to S&T is restricted by regulatory guidelines concerning minimum capital requirements. S&T Bank could pay dividends of approximately $21.3 million without affecting its well-capitalized position at December 31, 2007.

Federal law prohibits S&T from borrowing from S&T Bank unless such loans are collateralized by specific obligations. Further, such loans are limited to 10 percent of S&T Bank’s capital and additional paid-in capital, as defined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE K

Litigation

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. No material losses are anticipated by S&T as a result of these legal proceedings.

NOTE L

Guarantees

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T’s financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement. S&T’s exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $663,124,000 and $686,204,000 at December 31, 2007 and 2006, respectively. Unfunded other loan commitments totaled $187,173,000 and $157,863,000 at December 31, 2007 and 2006, respectively; and obligations under standby letters of credit totaled $184,589,000 and $220,494,000 at December 31, 2007 and 2006, respectively.

NOTE M

Income Taxes

Income tax expense (credits) for the years ended December 31 are comprised of:

	2007	2006	2005
(dollars in thousands)
Current	$23,767	$19,711	$23,288
Deferred	(2,140)	1,802	999

Total	$21,627	$21,513	$24,287

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2007	2006	2005

Statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(2.9)	(2.8)	(2.3)
Dividend exclusion	(0.6)	(0.5)	(0.7)
Low income housing and federal historic tax credits	(2.5)	(1.9)	(1.6)
Other	(1.2)	(1.1)	(1.0)

Effective tax rate	27.8%	28.7%	29.4%

Income taxes applicable to security gains were $1,345,000 in 2007, $1,918,000 in 2006 and $1,753,000 in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Significant components of S&T’s temporary differences were as follows at December 31:

	2007	2006
(dollars in thousands)
Deferred tax liabilities:
Net unrealized holding gains on securities available for sale	$(3,372)	$(3,796)
Prepaid pension in other employee benefits	(5,794)	(5,816)
Deferred loan income	(632)	(1,949)
Purchase accounting	(3,075)	(3,855)
Other	(1,548)	(1,232)

Total deferred tax liabilities	(14,421)	(16,648)

Deferred tax assets:
Allowance for loan losses	12,327	12,059
Loan fees	592	905
Net adjustment to pension	1,384	1,635
State taxes NOL carryforwards	374	325
Other	3,429	3,016

Gross deferred tax assets	18,106	17,940
Less:
Valuation allowance	(374)	(325)

Total deferred tax assets	17,732	17,615

Net deferred tax asset	$3,311	$967

S&T establishes a valuation allowance when it is more likely than not that S&T will not be able to realize the benefit of the deferred tax assets, i.e., when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets as of December 31, 2007 and 2006 were reduced by a valuation allowance of $0.4 million and $0.3 million, respectively, related to state income tax net operating losses generated by certain subsidiaries, as utilization of these losses is not likely. These operating loss carryforwards total $5.8 million and will expire in the years 2021-2026.

The period change in deferred taxes is recorded both directly to capital and as a part of the income tax expense and can be summarized as follows at December 31:

	2007	2006
(dollars in thousands)
Deferred tax changes reflected in other comprehensive income	$(204)	$(2,778)
Deferred tax changes reflected in federal income tax expense	(2,140)	1,802

Net change in deferred taxes	$(2,344)	$(976)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

A reconciliation of the change in unrecognized tax benefits from January 1, 2007 to December 31, 2007 is as follows:

	Federal and State Gross UTB’s	Federal and State UTB’s impacting the effective income tax rate
(dollars in thousands)
Unrecognized Tax Benefits (“UTB”) Gross at January 1, 2007	792	151
Additions for tax positions related to prior years	18	66
Reductions for tax positions related to the current year	(327)	(59)
Reductions for tax positions related to the expiration of statutes of limitations	(483)	(54)
Changes relating to settlements with taxing authorities	—	—

Balance at December 31, 2007	—	104

S&T and its subsidiaries file income tax returns in the U.S. federal jurisdiction and state of domicile. S&T is not currently under audit by any jurisdictions. S&T recognized additional uncertain tax positions at adoption of FIN 48 for timing differences and related interest that was not recognized as a cumulative charge against retained earnings, but is included in the gross UTB balance in the above table. However, interest related to these items are presented as additions for tax positions related to prior years above for their impact on tax expense. S&T also recognized the favorable current year changes for existing uncertain tax positions and related interest for both Federal and State tax jurisdictions. The expiration of statutes of limitations for various jurisdictions and related interest net of federal benefits reduced S&T’s unrecognized tax benefits.

S&T monitors changes in tax statues and regulations to determine if significant changes will occur over the next 12 months. No material changes have been projected, however, management believes changes will occur at the expiration of statutes of limitations and accrual of interest. As S&T is not currently under examination, changes from settlements can not be projected, however, if this position would change it is unlikely to have a material impact on income tax expense during the next 12 months.

It is S&T’s policy to classify interest and penalties associated with income taxes as income tax expense. Total accrued interest through December 31, 2007 increased from adoption by $17,011 and totals $51,510.

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

The following table summarizes the components of net periodic pension expense for the Plan:

	2007	2006	2005
(dollars in thousands)
Service cost—benefits earned during the period	$1,976	$1,989	$1,725
Interest cost on projected benefit obligation	2,999	2,763	2,583
Expected return on plan assets	(4,929)	(4,135)	(3,435)
Net amortization and deferral	16	185	43

Net periodic pension expense	$62	$802	$916

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables summarize the activity in the benefit obligation and Plan assets:

	2007	2006
(dollars in thousands)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$50,316	$48,440
Service cost	1,976	1,989
Interest cost	2,999	2,763
Plan participants’ contributions	934	318
Actuarial gain	(1,213)	(1,260)
Benefits paid	(2,058)	(1,934)

Projected benefit obligation at end of year	$52,954	$50,316

CHANGE IN PLAN ASSETS
Market value of plan assets at beginning of year	$62,590	$52,620
Actual return on plan assets	4,380	5,586
Employer contribution	—	6,000
Plan participants’ contributions	934	318
Benefits paid	(2,058)	(1,934)

Market value of plan assets at end of year	$65,846	$62,590

The following table sets forth the Plan’s funded status and the prepaid pension cost in the consolidated balance sheets at December 31:

	2007	2006
(dollars in thousands)
Projected benefit obligation at end of year	$(52,954)	$(50,316)
Market value of plan assets at end of year	65,846	62,590

Funded status	12,892	12,274

	2007	2006
(dollars in thousands)
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$102	$118
Net actuarial loss	3,560	4,225

Total (before tax effects)	$3,662	$4,343

The prior service cost and actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic pension cost during the year ended December 31, 2008 is $16,000 ($10,000, net of tax).

The accumulated benefit obligation for the Plan was $45,646,000 at December 31, 2007 and $43,049,000 at December 31, 2006.

Below are actuarial assumptions used in accounting for the Plan as of and for the year ended December 31:

	2007	2006	2005
Weighted-average discount rate – as of January 1	6.00%	5.75%	6.00%
Weighted-average discount rate – as of December 31	6.25%	6.00%	5.75%
Rate of increase in future compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

S&T considers many factors when setting the assumed rate of return on Plan assets. As a general guideline the assumed rate of return is equal to the weighted average of the expected returns for each asset category and is estimated based on historical returns as well as expected future returns. The weighted average discount rate is derived from the Treasury and Corporate yield curves.

The Plan’s weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31
Asset Category	2007	2006
Equity Securities	57%	55%
Debt Securities	38%	33%
Other	5%	12%

Total	100%	100%

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

S&T Bank contributed $6.0 million to the Plan in 2006 for 2007 and expects to contribute zero in 2008. This contribution comprised the majority of the other asset category (e.g., money market account) at December 31, 2007. Benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Plan for each of the years 2008-2012 and are $2,130,000, $2,320,000, $2,532,000, $2,738,000, $2,927,000, respectively, and $17,874,000 for the five years thereafter.

S&T also has a supplemental executive retirement plan (“SERP”) for certain key employees. The SERP is unfunded. The balances of the actuarial present values of projected benefit obligations and accrued pension cost related to the SERP were $3,484,000 and $3,389,000 at December 31, 2007 and 2006, respectively. Accrued pension costs related to the SERP were $3,029,000 and $2,904,000 at December 31, 2007 and 2006, respectively. Net periodic pension cost related to the SERP was $302,000, $340,000 and $317,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In accordance with SFAS No. 158, $292,000 and $329,000 before tax was reflected in accumulated other comprehensive income at December 31, 2007 and 2006 in relation to the SERP. The actuarial assumptions used for the SERP are the same as those used for the Plan. In addition, S&T pays the post-retirement health care for a limited number of retirees. The amounts related to post-retirement health care are not material.

S&T maintains a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. S&T makes matching contributions to the Thrift Plan up to 3 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $2,434,000, $1,452,000 and $1,963,000 in 2007, 2006 and 2005, respectively.

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

S&T adopted the 2003 Stock Plan in 2003 that provides for granting incentive stock options, nonstatutory stock options, restricted stock and appreciation rights. The 2003 Stock Plan covers a maximum of 1.5 million shares of S&T common stock and expires ten years from the date of board approval. The 2003 Stock Plan is similar to the 1992 Stock Plan, which the 2003 Stock Plan replaced. As of December 31, 2007, 937,500 nonstatutory stock options have been granted under the 2003 Stock Plan and 676,225 are currently exercisable.

On June 20, 2005, the Board of Directors approved the accelerated vesting of the December 20, 2004 stock options awarded to eligible participants under the S&T Bancorp, Inc. 2003 Stock Incentive Plan (the “2003 Stock Plan”), which had an exercise

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

price of $37.08. As a result of the acceleration, unvested options granted in 2004 to acquire approximately 381,000 shares of S&T’s common stock became immediately exercisable. The options were not “in the money” (i.e., the exercise price of the options were in excess of the price of S&T’s common stock) at the time of acceleration.

Nonstatutory stock options granted in 2006 and 2005 have a four-year vesting period and a ten-year life, with 25 percent vesting each year on January 1 of the succeeding year. S&T’s policy is to issue shares from treasury upon exercise of stock options. As a result of applying the provisions of SFAS No. 123(R), during 2007 and 2006, S&T recognized compensation expense of $455,000 and $452,000, pretax and $296,000 and $294,000, net of tax, respectively.

The fair value of option awards under the nonstatutory stock option plan is estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table, for the periods ending December 31. S&T uses the simplified method in developing the estimated life of the option, whereby the expected life is presumed to be the mid point between the vesting date and the end of the contractual term. There were no nonstatutory stock options granted in 2007.

	2006	2005
Risk-free interest rate	4.36%	3.61%
Volatility of stock	.27	.26
Expected dividend yield	3.0%	2.9%
Expected life of options	7 years	5 years

S&T also sponsors a Cash Appreciation Rights (“CARs”) plan which is treated as a liability instrument under SFAS No. 123(R). The CARs are settled in cash. There were no CARs granted in 2007 and 2006. 206,900 CARs were granted in 2005 at an exercise price of $37.86 and have a four-year vesting period and a ten-year life, with 25 percent vesting each year on January 1 of the succeeding year. During 2007, 9,550 CARs have been forfeited. During 2007 and 2006, S&T recognized compensation expense of ($54,000) and $325,000, pretax and ($35,000) and $211,000, net of tax, respectively. The Black-Scholes option valuation model is used to determine the market value of the CARs as of each reporting date. The assumptions used to value the CARs for the years ended December 31 were as follows:

	2007	2006	2005
Risk-free interest rate	3.54%	4.64%	4.36%
Volatility of stock	.26	.26	.27
Expected dividend yield	3.77%	3.53%	3.00%
Expected life of options	5.10 years	5.98 years	7.00 years

S&T also periodically issues restricted stock to employees and directors. On April 16, 2007, 7,761 restricted stock awards were granted to outside directors. These shares will vest on April 16, 2008. On December 17, 2007, 35,199 restricted stock awards were granted to senior management. The awards to senior management were granted in accordance with 2007 performance levels and primarily based on earnings per share growth. These shares will vest 25 percent per year with the first vesting to occur on January 1, 2009. During the restricted period, the recipient receives dividends and can vote the shares. Generally, if the recipient leaves S&T before the end of the restricted period, the shares will be forfeited. Compensation expense for the restricted stock is ratably recognized over the period of service, generally the restricted period, based on the market value of the stock on the date of grant. During 2007 and 2006, S&T recognized compensation expense of $622,000 and $59,000, pretax and $404,000 and $38,000, net of tax, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following summarizes activity for nonstatutory stock options for the years ending December 31:

	2007			2006			2005
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of year	1,650,362	$29.52		1,775,762	$29.05		1,919,697	$27.25

Granted	—	—		4,000	37.86		202,500	37.86
Exercised	(153,412)	22.94		(122,200)	22.54		(330,735)	23.90
Forfeited	(7,050)	35.83		(7,200)	35.04		(15,700)	30.81

Outstanding at end of year	1,489,900	30.17	5.2 years	1,650,362	29.52	5.9 years	1,775,762	29.05	6.6 years

Exercisable at end of year	1,335,025	$29.28	5.1 years	1,443,862	$28.33	5.4 years	1,422,312	$27.70	6.2 years

	2007	2006	2005
Weighted average fair value of options at grant date	$9.48	$9.48	$9.48
Aggregate intrinsic value (dollars in thousands)
Outstanding at December 31	$2,309	$10,017	$14,104
Exercisable at December 31	2,309	10,017	13,070

The following tables provide information about nonvested options and restricted stock for the year ended December 31:

	Nonvested Options	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2004	—	$—	17,800	$26.60
Granted	202,500	9.48	—	—
Vested	—	—	8,900	26.60
Forfeited	—	—	—	—

Nonvested at December 31, 2005	202,500	9.48	8,900	26.60
Granted	4,000	9.48	—	—
Vested	—	—	8,900	26.60
Forfeited	—	—	—	—

Nonvested at December 31, 2006	206,500	9.48	—	—
Granted	—	—	42,960	29.38
Vested	51,625	9.48	—	—
Forfeited	—	—	—	—

Nonvested at December 31, 2007	154,875	$9.48	42,960	$29.38

As of December 31, 2007, there was $0.9 million of total unrecognized compensation cost related to nonvested nonstatutory stock options that will be recognized as compensation expense over a weighted average period of 2 years. As of December 31, 2007, there was $0.7 million of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 3.4 years.

The following table presents information about options exercised for the year ended December 31:

(dollars in thousands)	2007	2006	2005
Number of options exercised	153,412	122,200	330,735
Total intrinsic value of options exercised	$1,773	$1,434	$4,742
Cash received from options exercised	5,293	4,189	12,213
Tax deduction realized from options exercised	621	502	1,660

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

S&T also sponsors a dividend reinvestment plan (“Dividend Plan”) whereby shareholders may purchase shares of S&T common stock at market value with reinvested dividends and voluntary cash contributions. American Stock Transfer and Trust Company, the plan administrator and transfer agent, purchases the shares on the open market to fulfill the Dividend Plan’s needs.

NOTE P

S&T Bancorp, Inc. (parent company only)

Condensed Financial Information

Balance Sheets at December 31:		2007	2006
(dollars in thousands)
ASSETS
Cash		$45	$83
Investments in:
Bank subsidiary		306,487	295,780
Nonbank subsidiaries		23,989	36,678
Other assets		17,503	17,490

Total Assets		$348,024	$350,031

LIABILITIES
Dividends payable		$7,611	$7,615
Other liabilities		2,853	3,365

Total Liabilities		10,464	10,980

Total Shareholders’ Equity		337,560	339,051

Total Liabilities and Shareholders’ Equity		$348,024	$350,031

Statements of Income for the year ended December 31:	2007	2006	2005
(dollars in thousands)

Dividends from subsidiaries	$59,592	$63,745	$44,733
Investment income	47	67	16

Other Expenses	1,513	818	802

Income before equity in undistributed net income of subsidiaries	58,126	62,994	43,947

(Distribution in excess of net income) equity in undistributed net income of:
Bank subsidiary	(4,676)	(13,448)	9,899
Nonbank subsidiaries	2,694	3,790	4,397

Net Income	$56,144	$53,336	$58,243

Statements of Cash Flows for the year ended December 31:	2007	2006	2005
(dollars in thousands)
OPERATING ACTIVITIES
Net Income	$56,144	$53,336	$58,243
Equity in undistributed net income of subsidiaries	1,982	9,658	(14,296)
Tax benefit from nonstatutory stock options exercised	1,023	1,049	1,795
Other	(1,482)	(1,748)	(1,137)

Total Provided by Operating Activities	57,667	62,295	44,605

FINANCING ACTIVITIES
Dividends	(29,790)	(30,046)	(29,342)
Net treasury stock activity	(28,282)	(32,514)	(15,269)
Excess tax benefits from stock-based compensation	367	294	—

Total Used by Financing Activities	(57,705)	(62,266)	(44,611)
Decrease in Cash	(38)	29	(6)
Cash at Beginning of Year	83	54	60

Cash at End of Year	$45	$83	$54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Quantitative measures established by regulation to ensure capital adequacy require S&T to maintain minimum amounts and ratios of Tier 1 and Total capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2007 and 2006, S&T meets all capital adequacy requirements to which it is subject.

To be classified as well capitalized, S&T must maintain minimum Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$345,611	11.64%	$237,553	8.00%	$296,942	10.00%
Tier 1 Capital (to Risk Weighted Assets)	281,995	9.50%	118,777	4.00%	178,165	6.00%
Tier 1 Capital (to Average Assets)	281,995	8.57%	98,686	3.00%	164,477	5.00%
As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$347,487	11.93%	$233,085	8.00%	$291,356	10.00%
Tier 1 Capital (to Risk Weighted Assets)	282,030	9.68%	116,543	4.00%	174,814	6.00%
Tier 1 Capital (to Average Assets)	282,030	8.84%	95,755	3.00%	159,591	5.00%

The most recent notifications from the Federal Reserve Bank and the FDIC categorized S&T and S&T Bank, respectively, as well capitalized under the regulatory framework for corrective action. There have been no conditions or events that management believes have changed S&T or S&T Bank’s ranking during 2007 and 2006.

At December 31, 2007, S&T Bank’s Tier 1 and Total capital ratios were 8.68 percent and 10.72 percent, respectively, and Tier 1 capital to average assets was 7.82 percent. At December 31, 2006, S&T Bank’s Tier 1 and Total capital ratios were 8.54 percent and 10.64 percent, respectively, and Tier 1 capital to average assets was 7.74 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE R

Selected Financial Data

(unaudited)

	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS
Income Statements:
Interest income	$53,637	$54,761	$54,274	$52,934	$52,833	$53,028	$50,957	$47,884
Interest expense	23,636	25,485	25,321	24,725	24,758	24,186	22,830	19,810
Provision for loan losses	1,187	1,142	1,305	2,178	828	1,352	5,700	1,500

Net interest income after provision for loan losses	28,814	28,134	27,648	26,031	27,247	27,490	22,427	26,574
Security gains, net	579	1,129	481	1,656	1,218	1,210	1,244	1,809
Noninterest income	8,702	10,500	9,043	8,516	8,434	8,711	9,090	8,674
Noninterest expense	19,681	18,129	18,061	17,589	18,727	16,339	17,273	16,939

Income before taxes	18,414	21,634	19,111	18,614	18,172	21,072	15,488	20,118
Applicable income taxes	5,103	5,973	5,235	5,316	4,973	6,408	4,251	5,881

Net income	$13,311	$15,661	$13,876	$13,298	$13,199	$14,664	$11,237	$14,237

PER SHARE DATA
Net income-Diluted	$0.54	$0.63	$0.56	$0.52	$0.52	$0.57	$0.43	$0.54
Dividends declared	0.31	0.30	0.30	0.30	0.30	0.29	0.29	0.29
Book value	13.73	13.36	12.98	13.16	13.37	13.24	13.14	13.41

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

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting and internal control. KPMG LLP, independent registered public accounting firm, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management assessed the corporation’s system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2007, its system of internal control over financial reporting is effective based on the criteria of the “Internal Control—Integrated Framework”. KPMG LLP, independent registered public accounting firm, has issued an attestation report on effectiveness of the Corporation’s internal control over financial reporting.

/s/ James C. Miller	/s/ Robert E. Rout
James C. Miller,	Robert E. Rout
Chairman and Chief Executive Officer	Senior Executive Vice President,
Chief Financial Officer and Secretary

Indiana, Pennsylvania
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

S&T Bancorp, Inc.:

We have audited S&T Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). S&T Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, S&T Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of S&T Bancorp, Inc. as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, PA
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

S&T Bancorp:

We have audited the accompanying consolidated balance sheet of S&T Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S&T Bancorp, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), S&T Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, PA
February 29, 2008

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

S&T Bancorp, Inc. and Subsidiaries

The Audit Committee of the Board of Directors

S&T Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of S&T Bancorp, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of S&T’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of S&T Bancorp, Inc. and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 23, 2007

Item 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of S&T’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer) management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the corporation’s system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2007, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control—Integrated Framework”.

KPMG LLP, independent registered public accounting firm, has issued a report on the effectiveness of the Corporation’s internal control over financial reporting, which is included herein.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated herein from the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance”, “Election of Directors”, “Executive Officers of the Registrant” and “Corporate Governance and Board and Committee Meetings” in our proxy statement relating to our April 21, 2008, annual meeting of shareholders.

Item 11.	EXECUTIVE COMPENSATION

This information required by Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis;” “Executive Compensation;” “Director Compensation;” “Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report.” in our proxy statement relating to our April 21, 2008, annual meeting of shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except as set forth below, the information required by Item 12 of Form 10-K is incorporated from the sections entitled “Principal Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement relating to our April 21, 2008, annual meeting of shareholders.

PART III-continued

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2007 related to the equity compensation plans in effect at that time.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders[1]	1,489,900	$30.17	562,500
Equity compensation plans not approved by shareholders	0	0	0

Total	1,489,900	$30.17	562,500

(1)

Awards granted under the S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan (the “1992 Plan”) and the 2003 Incentive Stock Plan. The 1992 Plan expired in 2002 and no further awards may be granted thereunder.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Director Independence” in our proxy statement relating to our April 21, 2008, annual meeting of shareholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein from the section entitled “Independent Registered Public Accounting Firm” in our proxy statement relating to our April 21, 2008, annual meeting of shareholders.

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

Consolidated Balance Sheets	39

Consolidated Statements of Income	40

Consolidated Statements of Changes in Shareholders’ Equity	41

Consolidated Statements of Cash Flows	42

Notes to Consolidated Financial Statements	43

Report of Management	67

Report of KPMG LLC Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting	68

Report of KPMG LLC Independent Registered Public Accounting Firm on Consolidated Financial Statements	69

Report of Ernst & Young LLC Independent Registered Public Accounting Firm on Consolidated Financial Statements	70

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

(b) Exhibits

3.1	Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit B to Registration Statement (No. 2-83565) on Form S-4 of S&T Bancorp, Inc., dated May 5, 1983, and incorporated herein by reference.

3.2	Amendment to Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit 3.2 to Form S-4 Registration Statement (No. 33-02600) dated January 15, 1986, and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective May 8, 1989, incorporated herein by reference. Filed as exhibit 3.3 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective July 21, 1995. Filed as exhibit 3.4 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated here by reference.

3.5	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective June 18, 1998. Filed as exhibit 3.5 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated herein by reference.

3.6	By-laws of S&T Bancorp, Inc., as amended, December 16, 2002. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 31, 2008 and incorporated herein by reference.

10.1	S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-48549) dated March 24, 1998 and incorporated herein by reference.*

10.2	S&T Bancorp, Inc. 2003 Incentive Stock Plan. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-111557) dated December 24, 2003 and incorporated herein by reference.*

10.3	Severance Agreement, by and between James C. Miller and S&T Bancorp, Inc. dated January 31, 2007. Filed as exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.*

10.4	Severance Agreement, by and between Todd D. Brice and S&T Bancorp, Inc. dated January 31, 2007. Filed as exhibit 10.2 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.*

10.5	Severance Agreement, by and between David L. Krieger and S&T Bancorp, Inc. dated January 31, 2007. Filed as exhibit 10.3 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.*

10.6	Severance Agreement, by and between Robert E. Rout and S&T Bancorp, Inc. dated January 31, 2007. Filed as exhibit 10.4 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.*

10.7	Severance Agreement, by and between Edward C. Hauck and S&T Bancorp, Inc. dated January 31, 2007. Filed as exhibit 10.5 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.*

10.8	Agreement and Plan of Merger, dated as of December 16, 2007, between S&T Bancorp, Inc. and IBT Bancorp, Inc. Filed as exhibit 2.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on December 17, 2007 and incorporated herein by reference.

21	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC.
(Registrant)

/s/ James C. Miller	02/29/08
James C. Miller,	Date
Chairman and Chief Executive Officer

/s/ Robert E. Rout	02/29/08
Robert E. Rout,	Date
Senior Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ James C. Miller	Chairman and Chief Executive Officer (Principal Executive Officer)	02/29/08
James C. Miller

/s/ Robert E. Rout	Senior Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	02/29/08
Robert E. Rout

/s/ Joseph A. Kirk	Director	02/29/08
Joseph A. Kirk

*	Director	02/29/08
Thomas A. Brice

*	Director	02/29/08
Todd D. Brice

*	Director	02/29/08
James L. Carino

*	Director	02/29/08
John J. Delaney

*	Director	02/29/08
Michael J. Donnelly

*	Director	02/29/08
William J. Gatti

SIGNATURE	TITLE	DATE

*	Director	02/29/08
Jeffrey D. Grube

*	Director	02/29/08
Frank W. Jones

*	Director	02/29/08
David L. Krieger

	Director	02/29/08
Samuel Levy

	Director	02/29/08
James V. Milano

	Director	02/29/08
Christine J. Olson

	Director	02/29/08
Alan Papernick

*	Director	02/29/08
Charles A. Spadafora

*By: /s/ Joseph A. Kirk	Director	02/29/08
Joseph A. Kirk
Attorney-in-fact