Form 10-Q
period 2008-03-31
S&T BANCORP INC
filed 2008-05-07
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $2.50 Par Value - 24,625,829 shares as of April 21, 2008

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)	March 31, 2008 (Unaudited)	December 31, 2007 (Audited) (Note A)
ASSETS
Cash and due from banks	$82,352	$74,879
Securities available for sale	346,513	358,822
Other investments	15,540	13,833
Loans held for sale	885	899
Portfolio loans, net of allowance for loan losses of $35,717 at March 31, 2008 and $34,345 at December 31, 2007	2,814,264	2,761,695
Premises and equipment, net	37,928	37,629
Goodwill	50,300	50,087
Other intangibles, net	2,490	2,461
Bank owned life insurance	35,993	35,626
Other assets	77,541	71,690

Total Assets	$3,463,806	$3,407,621

LIABILITIES
Deposits:
Noninterest-bearing demand	$471,040	$459,708
Interest-bearing demand	153,520	151,686
Money market	167,429	144,408
Savings	882,884	946,967
Time deposits	930,314	919,056

Total Deposits	2,605,187	2,621,825
Securities sold under repurchase agreements and federal funds purchased	71,391	100,258
Short-term borrowings	140,000	80,000
Long-term borrowings	200,784	201,021
Junior subordinated debt securities	45,619	25,000
Other liabilities	51,752	41,957

Total Liabilities	3,114,733	3,070,061
SHAREHOLDERS’ EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	—	—
Common stock ($2.50 par value) Authorized – 50,000,000 shares in 2008 and 2007 Issued – 29,714,038 shares in 2008 and 2007	74,285	74,285
Additional paid-in capital	26,785	27,502
Retained earnings	382,869	375,654
Accumulated other comprehensive income	6,144	2,900
Treasury stock (5,098,902 shares at March 31, 2008 and 5,162,951 shares at December 31, 2007, at cost)	(141,010)	(142,781)

Total Shareholders’ Equity	349,073	337,560

Total Liabilities and Shareholders’ Equity	$3,463,806	$3,407,621

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(dollars and share data in thousands, except per share data)	2008	2007
INTEREST INCOME
Loans, including fees	$46,802	$48,732
Deposits with banks and federal funds sold	1	2
Investment securities:
Taxable	2,625	3,071
Tax-exempt	643	661
Dividends	387	468

Total Interest Income	50,458	52,934
INTEREST EXPENSE
Deposits	15,274	19,595
Securities sold under repurchase agreements and federal funds purchased	468	1,309
Short-term borrowings	942	762
Long-term borrowings and junior subordinated debt securities	3,225	3,059

Total Interest Expense	19,909	24,725
NET INTEREST INCOME	30,549	28,209
Provision for loan losses	1,279	2,178

Net Interest Income After Provision for Loan Losses	29,270	26,031
NONINTEREST INCOME
Security gains, net	611	1,656
Service charges on deposit accounts	2,402	2,343
Wealth management fees	1,862	1,855
Letter of credit fees	453	466
Insurance commissions	1,997	1,894
Mortgage banking	(26)	198
Other	2,211	1,760

Total Noninterest Income	9,510	10,172
NONINTEREST EXPENSE
Salaries and employee benefits	10,060	9,934
Occupancy, net	1,700	1,332
Furniture and equipment	960	929
Other taxes	654	758
Data processing	1,071	1,234
Marketing	691	613
Amortization of intangibles	66	81
FDIC assessment	75	76
Other	2,678	2,632

Total Noninterest Expense	17,955	17,589

Income Before Taxes	20,825	18,614
Applicable Income Taxes	5,969	5,316

Net Income	$14,856	$13,298

Earnings per common share:
Net Income – Basic	$0.61	$0.53
Net Income – Diluted	0.60	0.52
Dividends declared per common share	0.31	0.30
Average Common Shares Outstanding – Basic	24,536	25,223
Average Common Shares Outstanding – Diluted	24,680	25,390

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

( in thousands, except share and per share data)	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2007		$74,285	$26,698	$349,447	$4,014	$(115,393)	$339,051
Net income for three months ended March 31, 2007	$13,298			13,298			13,298
Other comprehensive income, net of tax
Change in unrealized losses on securities of ($4,479) net of reclassification adjustment for gains included in net income of $1,656 and reclassification adjustment of ($983) related to Rabbi Trust and tax benefit of $1,984.	(1,822)				(1,822)		(1,822)

Comprehensive Income	$11,476

Cash dividends declared ($0.30 per share)				(7,474)			(7,474)
Treasury stock acquired (501,500 shares)						(16,434)	(16,434)
Treasury stock issued for stock options exercised (38,013 shares)			(212)			1,013	801
Tax benefit from nonstatutory stock options exercised			177				177
Recognition of nonstatutory stock option compensation expense			113				113
Adjustment to initially apply FIN 48				(151)			(151)

Balance at March 31, 2007		$74,285	$26,776	$355,120	$2,192	$(130,814)	$327,559

Balance at January 1, 2008		$74,285	$27,502	$375,654	$2,900	$(142,781)	$337,560
Net income for three months ended March 31, 2008	$14,856			14,856			14,856
Other comprehensive income, net of tax
Change in unrealized gains on securities of $5,595 net of reclassification adjustment for gains included in net income of ($611) and tax expense of ($1,744).	3,240				3,240		3,240

Comprehensive Income	$18,096

Cash dividends declared ($0.31 per share)				(7,641)			(7,641)
Treasury stock issued for stock options exercised (64,049 shares)			(979)			1,771	792
Recognition of restricted stock compensation expense			95				95
Tax benefit from nonstatutory stock options exercised			53				53
Recognition of nonstatutory stock option compensation expense			114				114
Adjustment of deferred pension items					4		4

Balance at March 31, 2008		$74,285	$26,785	$382,869	$6,144	$(141,010)	$349,073

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Operating Activities
Net Income	$14,856	$13,298
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,279	2,178
Depreciation and amortization	964	897
Net amortization of investment security premiums	156	250
Recognition of stock-based compensation expense	372	132
Security gains, net	(611)	(1,656)
Deferred income taxes	(1,051)	(980)
Tax benefits from stock-based compensation	5	(142)
Mortgage loans originated for sale	(3,412)	(2,916)
Proceeds from the sale of loans	3,457	3,017
Gain on the sale of loans, net	(31)	(102)
Decrease in interest receivable	662	287
(Decrease) increase in interest payable	(52)	304
Increase in other assets	(7,768)	(2,289)
Increase in other liabilities	10,340	7,892

Net Cash Provided by Operating Activities	19,166	20,170
Investing Activities
Net decrease of interest-earning deposits with banks	—	30
Proceeds from maturities of securities available for sale	14,441	22,745
Proceeds from sales of securities available for sale	1,600	6,062
Purchases of securities available for sale	—	(1)
Net increase in loans	(53,848)	(68,336)
Purchases of premises and equipment	(1,198)	(1,703)

Net Cash Used in Investing Activities	(39,005)	(41,203)
Financing Activities
Net (decrease) increase in core deposits	(27,896)	8,933
Net increase in time deposits	11,258	2,647
Net increase in short-term borrowings	60,000	10,000
Net decrease in securities sold under repurchase agreements and federal funds purchased	(28,867)	(28,469)
Proceeds from long-term borrowings	20,000	50,000
Repayments of long-term borrowings	(20,237)	(226)
Proceeds from junior subordinated debt securities	19,888	—
Acquisition of treasury stock	—	(16,434)
Sale of treasury stock	792	801
Cash dividends paid to shareholders	(7,621)	(7,607)
Tax benefits from stock-based compensation	(5)	142

Net Cash Provided by Financing Activities	27,312	19,787
Increase (decrease) in Cash and Cash Equivalents	7,473	(1,246)
Cash and Cash Equivalents at Beginning of Period	74,879	59,980

Cash and Cash Equivalents at End of Period	$82,352	$58,734

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of S&T Bancorp, Inc. and subsidiaries (“S&T”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. S&T operates within one business segment, community banking, providing a full range of services to individual and corporate customers. The condensed consolidated balance sheet as of December 31, 2007, has been extracted from the audited financial statements included in S&T’s 2007 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

The financial statements of S&T Bancorp, Inc. and subsidiaries have been prepared in accordance with GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of S&T and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments of 20 percent – 50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting.

For the periods ended March 31, 2008 and 2007, interest paid was $19,684,000 and $26,254,000, respectively. Income taxes paid during the first three months of 2008 were $1,186,000 compared to zero for the same period of 2007.

Certain amounts in prior years’ financial statements have been reclassed to conform to the current year’s presentation. The reclassifications had no effect on S&T’s financial condition or results of operations.

NOTE B – NET INCOME PER SHARE

S&T’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. S&T’s common stock equivalents consist of outstanding stock options and restricted stock. Excluded from the calculation were 840,000 and 564,000 anti-dilutive stock options for the three months ended March 31, 2008 and 2007, respectively.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three Months Ended March 31,
	2008	2007
Weighted average shares outstanding (basic)	24,535,849	25,223,326
Impact of common stock equivalents	144,635	166,258

Weighted average shares outstanding (diluted)	24,680,484	25,389,584

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Account Standards Board (“FASB”) issued, Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. S&T adopted SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a significant impact on S&T’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 will enable entities to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is expected to expand the use of fair-value measurements and achieve a long-term objective of reporting all financial instruments at fair value. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” S&T adopted SFAS No. 159 as of January 1, 2008. S&T elected to not expand the use of fair value under SFAS No. 159.

In July 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (SOP 07-1), which was expected to be effective for fiscal years beginning on or after December 15, 2007. However, the FASB has recently voted to delay the effective date indefinitely. The proposal to delay the effectiveness will be exposed for a 30-day comment period. SOP 07-1 sets forth more stringent criteria for qualifying as an investment company than does the predecessor Audit Guide. In addition, SOP 07-1 establishes new criteria for a parent company or equity method investor to retain investment company accounting in their consolidated financial statements. Investment companies record all their investments at fair value with changes in value reflected in earnings. S&T is currently evaluating the potential impact of adopting SOP 07-1.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”. SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interest, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141R and SFAS No. 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141R will be applied to all business entities and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the December 15, 2008 effective date. S&T is in the process of determining the impact of applying SFAS No. 141R and SFAS No. 160 on S&T’s financial position and results of operations.

NOTE D - FAIR VALUE

Effective January 1, 2008, S&T adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances.

Fair-Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect S&T’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1 - Quoted prices for identical instruments in active markets.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

Determination of Fair Value

S&T measures fair value using the procedures set out below for all assets and liabilities measured at fair value.

When available, S&T generally uses quoted market prices to determine fair value, and classifies such items in Level 1. In some cases where a market price is available, S&T will make use of acceptable practical expedients (such as matrix pricing) to calculate fair value, in which case the items are classified in Level 2.

If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters, such as interest rates. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

The following section describes the valuation methodologies used by S&T to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate, the description includes details of the valuation models, the key inputs to those models, as well as any significant assumptions.

Investments

The investments category includes available-for-sale debt and equity securities, whose fair value is determined using the following methodology:

Debt Securities – S&T obtains market values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. The majority of the market evaluation sources include observable inputs rather than “significant unobservable inputs” and therefore fall into the Level 2 category.

S&T’s U.S. government agencies and mortgage backed securities portfolio are valued based on market data. The service provider utilizes evaluated pricing models that vary based by asset class and include available trade, bid, and other market information. Generally, methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs.

S&T’s obligations of state and political subdivisions portfolio is valued using proprietary valuation matrices from the service provider, which incorporates the recent unprecedented changes in the municipal market. The market evaluation model included a separate curve structure for the bank-qualified versus general market municipals. For the bank-qualified municipals, the source is the service provider’s own trading desk. Securities are further broken down according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves.

Equity Securities – Equity securities that have an active, quotable market are classified in Level 1. Equity securities that are quotable, but are thinly traded, are classified in Level 2, and securities that are not readily traded and do not have a quotable market are classified as Level 3.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

Trading Assets

When available, S&T uses quoted market prices to determine the fair value of trading assets; such items are classified in Level 1 of the fair-value hierarchy. Since S&T’s only trading account asset is a Rabbi Trust for deferred compensation plans, which is invested in two readily quoted mutual funds, the Rabbi Trust asset is classified as Level 1 and is recorded in other assets in S&T’s Consolidated Balance Sheet.

Mortgage servicing rights

On January 1, 2007, S&T adopted fair-value accounting under SFAS No. 156 for mortgage servicing rights (MSRs). The market value of the MSRs are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs.

These MSRs, which totaled $1,669,000 as of March 31, 2008, are classified as part of other assets on S&T’s Consolidated Balance Sheet. Changes in fair value for MSRs are recorded in mortgage banking in S&T’s Consolidated Statements of Income. MSRs are classified as Level 3 because the valuation model includes significant unobservable inputs.

Interest Rate Swaps

S&T has certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which S&T enters into an interest-rate swap with a customer while at the same time entering into an offsetting interest-rate swap with another financial institution. In connection with each transaction, S&T agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed rate. At the same time, S&T agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows S&T to provide long-term fixed rate financing to the customer while retaining a variable rate asset on the balance sheet. Because S&T has two offsetting swaps, changes in the market value of the underlying derivative contracts largely offset each other and do not materially impact S&T’s results of operations.

These interest rate swaps are marked to market on a quarterly basis. S&T considers counterparty and its own credit risk and collateral in the determination of fair value, if material. Because the estimated fair market value includes certain observable inputs it is considered a Level 2 fair value.

Items measured at Fair Value on a Recurring Basis

The following table presents S&T’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at March 31, 2008.

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$32,586	$313,177	$750	$346,513
Trading account assets	3,925	—	—	3,925
Mortgage servicing rights	—	—	1,669	1,669
Interest rate swaps	—	9,170	—	9,170

Total Assets	$36,511	$322,347	$2,419	$361,277

Liabilities
Interest rate swaps	—	$9,170	—	$9,170

Total Liabilities	—	$9,170	—	$9,170

Loans Originated for Sale and Held For Sale

Loans held for sale consist of 1-4 family residential loans originated for sale in the secondary market and carried at the lower of cost or fair value. As a result, the carrying amount of loans held for sale has not been included in the disclosure of fair value hierarchy in the table above. S&T determines fair value based on reference to quoted market prices for similar assets and liabilities. As a result, such estimates of fair value would be considered a Level 2 disclosure.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table presents the changes in the Level 3 fair-value category for the three month period ended March 31, 2008. S&T classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

(dollars in thousands)	Beginning Balance at January 1, 2008	Principal Transactions	Gains/(Losses) Realized and Unrealized	Transfers in and or out of Level 3	Ending Balance at March 31, 2008
Assets
Securities available for sale (1)	$750	$—	$—	$—	$750
Mortgage servicing rights (2)	1,861	(48)	(144)	—	1,669

(1)

Changes in fair value for available-for-sale investments are recorded in accumulated other comprehensive income, while gains and losses from sales are recorded in security gains (losses) net on the Consolidated Statements of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in mortgage banking on the Consolidated Statements of Income.

NOTE E - MORTGAGE LOAN SERVICING

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

For the three months ended March 31, 2008 and 2007, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $3.5 million and $3.0 million, respectively. At March 31, 2008 and 2007, gross mortgage servicing rights were $2.0 million and $2.1 million, respectively. The fair market value of mortgage servicing rights was $1.7 million and $2.0 million at March 31, 2008 and 2007, respectively. At March 31, 2008 and 2007, S&T’s servicing portfolio totaled $177.5 million and $179.5 million, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table presents changes in mortgage servicing rights at March 31:

(dollars in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value
Balance at January 1, 2008	$2,017	$156	$1,861
Additions/(reductions)	37	144	(107)
Amortization	(85)	—	(85)

Balance at March 31, 2008	$1,969	$300	$1,669

(dollars in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value
Balance at January 1, 2007	$2,124	$56	$2,068
Additions/(reductions)	37	(13)	50
Amortization	(81)	—	(81)

Balance at March 31, 2007	$2,080	$43	$2,037

NOTE F - EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T’s defined benefit plan:

(dollars in thousands)	Three months ended March 31,
	2008	2007
Service cost – benefits earned during the period	$468	$501
Interest cost on projected benefit obligation	811	739
Expected return on plan assets	(1,296)	(1,233)
Net amortization and deferral	4	4

Net Periodic Pension (Benefit) Expense	$(13)	$11

S&T previously disclosed in its financial statements for the year ended December 31, 2007, that S&T made no contributions to its pension plan in December 2007 for 2008. No further contributions are expected to be made for 2008.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE G - SECURITIES

The amortized cost and market value of securities are as follows:

March 31, 2008

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. government corporations and agencies	$134,023	$3,414	$—	$137,437
Collateralized mortgage obligations of U.S. government corporations and agencies	57,187	1,097	—	58,284
Mortgage-backed securities	26,947	175	(156)	26,966
Obligations of state and political subdivisions	78,434	714	(15)	79,133

Debt securities available for sale	296,591	5,400	(171)	301,820
Marketable equity securities	32,167	10,901	(2,731)	40,337
Other securities	4,356	—	—	4,356

Total	$333,114	$16,301	$(2,902)	$346,513

December 31, 2007

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. government corporations and agencies	$144,230	$1,220	$(128)	$145,322
Collateralized mortgage obligations of U.S. government corporations and agencies	58,780	377	(161)	58,996
Mortgage-backed securities	28,053	21	(502)	27,572
Obligations of state and political subdivisions	81,045	253	(209)	81,089

Debt securities available for sale	312,108	1,871	(1,000)	312,979
Marketable equity securities	33,767	10,134	(2,590)	41,311
Other securities	4,532	—	—	4,532

Total	$350,407	$12,005	$(3,590)	$358,822

For securities classified as available for sale, S&T does not believe any individual unrealized loss as of March 31, 2008 and December 31, 2007 represents an other-than-temporary impairment. S&T performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. S&T management considers the length of time and the extent to which the market value has been less than cost and the financial condition of the issuer. The unrealized losses on 12 debt securities at March 31, 2008 are attributable to changes in interest rates. The unrealized losses on 12 marketable equity securities at March 31, 2008 are attributable to temporary declines in market value. S&T has both the intent and the ability to hold the securities referenced in the table above for a time necessary to recover the amortized cost or, in the case of the debt securities, until maturity.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

There were $768,000 and $1,754,000 in gross realized gains and $157,000 and $98,000 in gross realized losses for the three months ended March 31, 2008 and 2007, respectively, relative to securities available for sale. S&T recognized an other-than-temporary impairment totaling $0.2 million on one equity security during the first three months of 2008. During the first three months of 2007, $0.1 million of realized losses were attributable to other-than-temporary impairment on one equity security.

The following tables present the age of gross unrealized losses and market value by investment category:

March 31, 2008

	Less Than 12 months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Mortgage-backed securities	—	—	10,822	(156)	10,822	(156)
Obligations of states and political subdivisions	5,878	(15)	—	—	5,878	(15)

Debt securities available for sale	5,878	(15)	10,822	(156)	16,700	(171)
Marketable equity securities	13,863	(2,731)	—	—	13,863	(2,731)

Total temporarily impaired securities	$19,741	$(2,746)	$10,822	$(156)	$30,563	$(2,902)

December 31, 2007

	Less Than 12 months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$—	$—	$43,378	$(128)	$43,378	$(128)
Collateralized mortgage obligations of U.S. government corporations and agencies	12,513	(37)	15,076	(124)	27,589	(161)
Mortgage-backed securities	—	—	21,420	(502)	21,420	(502)
Obligations of states and political subdivisions	—	—	43,087	(209)	43,087	(209)

Debt securities available for sale	12,513	(37)	122,961	(963)	135,474	(1,000)
Marketable equity securities	15,545	(2,590)	—	—	15,545	(2,590)

Total temporarily impaired securities	$28,058	$(2,627)	$122,961	$(963)	$151,019	$(3,590)

The amortized cost and estimated market value of debt securities at March 31, 2008, by expected maturity, are as set forth in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Available for Sale (dollars in thousands)	Amortized Cost	Estimated Market Value
Due in one year or less	$105,190	$105,785
Due after one year through five years	167,998	172,345
Due after five years through ten years	22,700	22,973
Due after ten years	703	717

Total Debt Securities Available for Sale	$296,591	$301,820

At March 31, 2008 and December 31, 2007, investment securities with a principal amount of $260,797,000 and $279,835,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTE H - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

(dollars in thousands)	March 31, 2008	December 31, 2007
Real estate – construction	$338,975	$329,875
Real estate - mortgages:
Residential	620,823	610,250
Commercial	980,363	965,770
Commercial and industrial	838,062	815,306
Consumer	71,758	74,839

Gross Portfolio Loans	2,849,981	2,796,040
Allowance for loan losses	(35,717)	(34,345)

Total Portfolio Loans	2,814,264	2,761,695
Loans held for sale	885	899

Total Loans	$2,815,149	$2,762,594

Changes in the allowance for loan losses for the three months ended March 31, were as follows:

(dollars in thousands)	2008	2007
Balance at beginning of year	$34,345	$33,220
Charge-offs	(598)	(355)
Recoveries	691	276

Net recoveries / (charge-offs)	93	(79)
Provision for loan losses	1,279	2,178

Balance at end of period	$35,717	$35,319

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The principal balances of loans on nonaccrual status were $23,212,000 and $16,798,000 at March 31, 2008 and December 31, 2007, respectively. Other real estate owned, which is included in other assets, was $630,000 at March 31, 2008 and $488,000 at December 31, 2007.

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2008 and December 31, 2007:

(dollars in thousands)	March 31, 2008	December 31, 2007
Recorded investment in loans considered to be impaired	$19,004	$14,965
Recorded investment in impaired loans with no related allowance for loan losses	9,132	10,332
Loans considered to be impaired that were on a nonaccrual basis	9,871	6,356
Allowance for loan losses related to loans considered to be impaired	4,154	2,919
Average recorded investment in impaired loans	19,820	21,110
Total interest income per contractual terms on impaired loans	425	1,710
Interest income on impaired loans recognized on a cash basis	176	461

NOTE I - BORROWINGS

Following is a summary of short-term borrowings at:

(dollars in thousands)	March 31, 2008	December 31, 2007
Securities sold under repurchase agreements	$69,766	$84,458
Federal funds purchased	1,625	15,800
Federal Home Loan Bank Advances	140,000	80,000

Total	$211,391	$180,258

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

Following is a summary of long-term debt at:

(dollars in thousands)	March 31, 2008	December 31, 2007
Long-term borrowings	$200,784	$201,021
Junior subordinated debt securities	45,619	25,000

Total	$246,403	$226,021

The purpose of these long-term borrowings is to match-fund selected new loan originations, to mitigate interest-rate sensitivity risk and to take advantage of discounted borrowing rates through the FHLB for community investment projects. S&T had long-term borrowings outstanding of $147.7 million during the three months ended March 31, 2008 at a fixed rate and $53.1 million at a variable rate. Long-term borrowings included $50.0 million of repurchase agreement borrowings with embedded floors. The weighted average rates were 3.62 percent and 5.52 percent at March 31, 2008 and December 31, 2007, respectively. During the first quarter of 2008, S&T completed a private placement to an institutional investor of $20.0

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

million of floating rate trust preferred securities. The trust preferred securities mature in March 2038, and are callable after five years, and bear interest initially at a rate of 6.44 percent per annum and quarterly adjusts with the three-month LIBOR plus 350 basis points.

NOTE J - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T’s financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement. S&T’s exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $671,730,000, unfunded other loan commitments, comprised of credit card lines and home equity lines, totaled $171,238,000 and obligations under standby letters of credit totaled $187,495,000 at March 31, 2008.

NOTE K - LITIGATION

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. Management does not believe that the outcome of any current proceedings will have a material adverse effect on the consolidated financial position of S&T.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is presented so that shareholders may review in further detail the financial condition and results of operations of S&T Bancorp, Inc. and subsidiaries (“S&T”). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the other financial data presented elsewhere in this report.

Business Summary

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania and with assets of approximately $3.5 billion at March 31, 2008. S&T provides a full range of financial services through a branch network of 46 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate services and other fiduciary services. S&T’s common stock trades on the Nasdaq Global Select Market under the symbol “STBA.”

On December 17, 2007, S&T announced that it would acquire IBT Bancorp, Inc. (“IBT”), in a stock and cash transaction valued at approximately $171 million as of that date. The transaction is an in-market transaction that will expand S&T’s existing footprint in the Westmoreland and Allegheny counties of Pennsylvania. The combined company will have approximately $4.2 billion in assets and increase its market share from five percent to approximately 12 percent in Westmoreland County. IBT shareholders will receive either $31.00 cash or between 0.93 and 0.97 of a share of S&T common stock for each of their shares of IBT common stock, with the precise fraction of a share based upon the average high and low sale price for S&T common stock for a twenty trading day period preceding the date of the meeting of IBT shareholders at which the merger will be considered. The IBT special shareholder meeting will be held on May 13, 2008.

Financial Condition

Total assets averaged $3.4 billion in the first three months of 2008 and $3.3 million for the 2007 full year average. Average loans increased $97.0 million and average securities, other investments and federal funds sold decreased $25.7 million in the first three months of 2008 as compared to the 2007 full year average. Average deposits decreased $14.5 million and average borrowings increased $65.9 million during the three months ended March 31, 2008 as compared to the 2007 full year average.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis

	Three Months Ended March 31, 2008			Twelve Months Ended December 31, 2007
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,828.8	$47.5	6.75%	$2,731.8	$202.1	7.40%
Securities/other (1)	369.5	4.1	4.52%	395.2	18.3	4.63%

Total interest-earning assets	3,198.3	51.6	6.49%	3,127.0	220.4	7.05%
Noninterest-earning assets	209.4			209.1

TOTAL	$3,407.7			$3,336.1

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,214.4	$5.7	1.88%	$1,217.4	$37.5	3.08%
Time deposits	927.2	9.6	4.17%	934.7	42.1	4.51%
Borrowed funds < 1 year	199.5	1.4	2.84%	140.4	6.6	4.67%
Borrowed funds > 1 year	243.1	3.2	5.34%	236.3	13.0	5.51%

Total interest-bearing liabilities	2,584.2	19.9	3.10%	2,528.8	99.2	3.92%
Noninterest-bearing liabilities:
Demand deposits	437.7			441.7
Shareholders’ equity/other	385.8			365.6

TOTAL	$3,407.7			$3,336.1

Net yield on interest-earning assets			3.99%			3.87%

Net Interest Income		$31.7			$121.2

(1)	The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Lending Activity

Average loans increased $97.0 million to $2.8 billion during the three months ended March 31, 2008 as compared to the 2007 full year average. Changes in the composition of the average loan portfolio included increases of $76.7 million of commercial and industrial loans and $30.6 million of residential mortgages and home equity loans offset by decreases of $8.9 million of commercial real estate loans and $1.4 million of consumer loans.

Average commercial loans, including commercial real estate, commercial and industrial and real estate construction comprised 75 percent of the average loan portfolio for the three months ended March 31, 2008 and the 2007 full year average. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. Rates and terms for commercial real estate, equipment loans and lines of credit are normally negotiated, subject to such variables as financial conditions of the borrower, economic conditions, marketability of collateral, credit history of the borrower and future cash flows. The loan to value policy guideline for commercial real estate loans is generally 65-85 percent. Variable-rate commercial loans were 49 percent of the commercial loan portfolio at March 31, 2008 and 48 percent at December 31, 2007.

Average residential mortgage loans comprised 22 percent of the average loan portfolio for the three months ended March 31, 2008 and for the 2007 full year average. Residential mortgage lending continues to be a strategic focus in 2008 through our centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its conservative mortgage lending policies. The loan to value policy

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

guideline is 80 percent for residential first lien mortgages. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes assumed with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of the fair value of the mortgage property. At March 31, 2008 and December 31, 2007, ten percent of the residential mortgage portfolio consisted of adjustable rate mortgages with repricing terms of one, three and five years.

S&T periodically designates specific loan originations; generally longer-term, lower-yielding 1-4 family mortgages as held for sale and sells them to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, generate fee revenue from servicing, and maintain the primary customer relationship. During the three months ended March 31, 2008 and 2007, S&T sold $3.5 million and $3.0 million, respectively of 1-4 family mortgages and services $177.5 million of secondary market mortgage loans to Fannie Mae at March 31, 2008. S&T intends to continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Average consumer loans comprised three percent of the loan portfolio for the three months ended March 31, 2008 and for the 2007 full year average. The average balance of consumer loans for the three months ended March 31, 2008 was $73.4 million as compared to $74.8 million for the 2007 full year average. S&T offers a variety of unsecured and secured consumer loan and credit card products.

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

Securities Activity

Average securities, other investments and federal funds sold decreased by $25.7 million in the first three months of 2008 compared to the 2007 full year average. The decreases in securities are attributable to an S&T Asset Liability Committee (“ALCO”) strategy to limit the replacement of matured investment securities and borrowings to mitigate the interest rate risk of a flat and sometimes inverted yield curve. The components of the decrease include $21.4 million in U.S. government corporations and agencies, $4.3 million in marketable equity securities, $2.3 million in mortgage-backed securities, $0.1 million in other securities, and $0.3 million of U.S. treasury securities. Average other investments increased $3.3 million in the first three months of 2008 compared to the 2007 full year average and are comprised of Federal Home Loan Bank (“FHLB”) stock that is a membership and borrowing requirement and is recorded at historical cost. The amount of S&T’s investment in FHLB stock depends upon S&T’s borrowing availability and level from the FHLB. Average federal funds sold decreased $0.6 million in the first three months of 2008 compared to the 2007 full year average. At March 31, 2008, the equity securities portfolio had total market value of $40.3 million compared to $41.3 million at December 31, 2007 and net unrealized gains of $8.2 million at March 31, 2008 compared to $7.5 million at December 31, 2007. The equity securities portfolio consists of securities traded on the various stock markets and is subject to changes in market value.

S&T’s policy for security classification includes U.S. treasury securities, U.S. government corporations and agencies, mortgage-backed securities, collateralized mortgage obligations, states and political subdivisions, corporate securities, marketable equity securities and other securities classified as available for sale. On a quarterly basis, management evaluates the securities portfolios for other-than-temporary declines in market value in accordance with FASB issued Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” During the first three months of 2008, there was $0.2 million of realized loss taken for an other-than-temporary impairment on one bank equity investment security. The performance of the equities and debt securities markets could generate further impairment in future periods. At March 31, 2008, net unrealized gains on securities classified as available for sale, including equity securities were $13.4 million as compared to $8.4 million at December 31, 2007. Net unrealized gains related to S&T’s debt securities portfolio totaled $5.2 million at March 31, 2008 and $0.9 million at December 31, 2007. S&T has the intent and ability to hold debt securities until maturity or until market value recovers above cost, and has the intent and ability to hold equity securities until market value recovers above cost.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

Allowance for Loan Losses

The balance in the allowance for loan losses was $35.7 million or 1.25 percent of total loans at March 31, 2008 as compared to $34.3 million or 1.23 percent of total loans at December 31, 2007. The increase in the allowance for loan losses is consistent with the growth in commercial loans, lower 2008 charge-off levels compared to 2007 and specific reserves established during the first three months of 2008 for two commercial loan relationships totaling $1.2 million. S&T’s allowance for lending-related commitments such as unfunded commercial real estate, commercial and industrial term loan commitments and letters of credit totaled $0.9 million at March 31, 2008 and at December 31, 2007. The allowance for lending-related commitments is included in other liabilities.

Problem loans are identified and continually monitored through detailed reviews of specific commercial loans, and the analysis of delinquency and charge-off levels of consumer loan portfolios. Management evaluates the degree of loss exposure for loans on a continuous basis through a formal allowance for loan loss policy as administered by S&T Bank’s Loan Administration Department and various management and director committees. Updates are presented to the S&T Board of Directors as to the status of loan quality. Charged-off and recovered loan amounts are applied to the allowance for loan losses. The allowance for loan losses is increased through a charge to current earnings through the provision for loan losses, based upon management’s assessment of the adequacy of the allowance for loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes a review of the historical charge-off rates for all loan categories as well as fluctuations and trends in various risk factors that have occurred within the portfolios economic life cycle. The analysis includes assessment of qualitative factors such as credit trends, unemployment trends, vacancy trends, loan growth and the degree of variable interest rate risk.

Significant to this analysis and assessment is the loan portfolio composition of a higher mix of commercial loans. These loans are generally larger in size and, due to the continuing growth, many are not seasoned and may be more vulnerable to an economic slowdown. Management relies on its risk rating process to assess potential weaknesses within specific credits. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the allowance for loan losses. During the first three months of 2008, the risk rating profile of the portfolio was primarily impacted by two commercial loan relationships. The first commercial loan relationship was a sales and service company totaling $4.7 million. A specific reserve of $0.9 million has been allocated to this relationship. The second commercial loan relationship was $4.2 million to a local real estate management company. A specific reserve of $0.3 million has been allocated to this commercial loan relationship. Both of these relationships were placed on nonperforming loan status during the first quarter of 2008. These commercial relationships have been adequately reserved as determined by the quarterly impairment analysis and risk-rating process performed by the loan administration department.

Net loan recoveries totaled $0.1 million or 0.01 percent of average loans on an annualized basis for the first three months of 2008 as compared to $0.1 million net loan charge-offs in the first three months of 2007. Net loan recoveries were impacted by a $0.5 million recovery on a mixed-use real estate development participation loan that was partially charged-off in 2006. The balance of nonperforming loans, which included loans past due 90 days or more, at March 31, 2008 was $23.2 million or 0.81 percent of total loans. This compares to nonperforming loans of $16.8 million or 0.60 percent of total loans at December 31, 2007. Nonperforming assets totaled $23.8 million or 0.69 percent of total assets at March 31, 2008 and $17.3 million or 0.51 percent of total assets at December 31, 2007. There are no loans 90 days past due and still accruing interest. The provision for loan losses was $1.3 million for the first three months of 2008, as compared to $2.2 million for the same period of 2007. The provision was the result of management’s detailed analysis of the adequacy of the allowance for loan losses and is consistent with commercial loan growth, loan charge-off levels and the $1.2 million specific reserves established for the aforementioned commercial loan relationships.

Deposits

Average total deposits decreased by $14.5 million, or 1 percent, during the three months ended March 31, 2008 as compared to the 2007 full year average. Changes in the average deposit mix include decreases of $18.2 million in savings accounts, $7.1 million in certificates of deposit and $4.4 million in demand deposits. Offsetting these decreases are increases of $13.0 million in money market accounts and $2.2 million in NOW accounts. The decrease in savings accounts is primarily attributable to the S&T Cash Management savings accounts. S&T has been less aggressive with competitive pricing strategies as borrowings currently have a slight pricing advantage. We are willing to accept slightly less robust deposit growth in the short-term in order to take advantage of this circumstance. The S&T Cash Management account was introduced in November 2006 to replace the Plan B high yield savings account. Both accounts were non-indexed, but the S&T Cash Management account added the feature of tiering, or the payment of higher rates on higher balances.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

The S&T Cash Management account pricing feature allows S&T to better complement shifting interest rate sensitivity. S&T Cash Management accounts totaled $740.7 million at March 31, 2008 and $811.6 million at December 31, 2007. Core deposit growth has been an important strategic initiative for S&T, through the expansion of retail facilities, promotions and new products. Other important strategies include providing cash management services to commercial customers to increase transaction related deposits, and enhanced delivery services such as electronic banking. Total deposits at March 31, 2008 increased $28.3 million compared to March 31, 2007.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Certificates of deposit of $100,000 and over were 10 percent of total deposits at March 31, 2008 and at December 31, 2007, and primarily represent deposit relationships with local customers in our market area. In addition, management believes that S&T has the ability to access both public and private markets to raise long-term funding if necessary. S&T had $2.8 million of brokered retail certificates of deposit outstanding at March 31, 2008 and December 31, 2007. The issuance of brokered retail certificates of deposits is an ALCO strategy to increase liquidity for loan demand, as an alternative to increased borrowings.

Borrowings

Average borrowings by S&T increased $65.9 million for the first three months of 2008 as compared to full year 2007 average. The increase is the result of increased loan growth that was not fully funded by maturing investment securities or deposit growth, and to take advantage of low short-term funding sources. Borrowings are comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings. S&T defines REPOs with our local retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

The largest increase in average borrowings for the first three months of 2008 is a $74.4 million increase in FHLB Advances compared to the 2007 full year average. The average balance in retail REPOs increased approximately $6.7 million for the first three months of 2008 compared to the 2007 full year average. S&T views retail REPOs as a relatively stable source of funds because most of these accounts are with local long-term customers. Average federal funds purchased decreased by $12.2 million and average wholesale REPOs decreased by $9.8 million for the first three months of 2008 compared to the full year 2007 average.

Average long-term borrowings have increased by $6.8 million in the first three months of 2008 as compared to the full year 2007 average. S&T had long-term borrowings outstanding of $147.7 million during the three months ended March 31, 2008 at a fixed rate and $53.1 million at a variable rate.

During the first quarter of 2008, S&T completed a private placement to an institutional investor of $20.0 million of floating rate trust preferred securities. The trust preferred securities mature in March 2038, and are callable at S&T’s option, after five years, and bear interest initially at a rate of 6.44 percent per annum and quarterly adjusts with the three-month LIBOR plus 350 basis points. S&T will make interest payments to the trustee beginning on June 15, 2008 and quarterly thereafter. The proceeds from the sale of the trust preferred securities will be used to partially finance the acquisition of IBT in the second quarter of 2008.

Capital Resources

Shareholders’ equity increased $11.5 million at March 31, 2008, compared to December 31, 2007. Net income was $14.9 million, and dividends paid to shareholders were $7.6 million for the three months ended March 31, 2008. Also affecting capital is an increase of $3.2 million in unrealized gains on securities available for sale, net of tax, which is included in other comprehensive income. The S&T Board of Directors authorized stock buyback programs in 2005 and 2006 of one million shares each, or approximately four percent of shares outstanding in each year. On June 18, 2007, S&T’s Board of Directors authorized an additional buyback program of one million shares until June 30, 2008. During 2007, S&T repurchased 971,400 shares through these programs at an average cost of $32.74 per share. During the first quarter of 2008, there were no purchases of S&T common stock under the 2007 program.

S&T paid 51 percent of net income in dividends, equating to a projected annual dividend yield of approximately 4 percent utilizing the March 31, 2008 closing market price of $32.17. The book value of S&T’s common stock was $14.18 at March 31, 2008 and $13.75 at December 31, 2007. S&T continues to maintain a strong capital position with a leverage ratio of 9.3

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

percent at March 31, 2008 and 8.6 percent at December 31, 2007 as compared to the minimum regulatory guideline of 3.0 percent. S&T’s risk-based capital Tier I and Total ratios were 10.3 percent and 12.5 percent, respectively, at March 31, 2008 and 9.5 percent and 11.6 percent respectively at December 31, 2007. These ratios place S&T above the Federal Reserve Board’s risk-based capital guidelines of 4.0 percent and 8.0 percent for Tier I and Total, respectively.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC for the issuance of up to $150.0 million of a variety of securities including debt and capital securities, preferred and common stock and warrants. S&T can use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2008, S&T had not utilized the shelf registration statement.

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

We believe the presentation of net interest income on a fully tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the consolidated statements of income is reconciled to net interest income adjusted to a fully tax-equivalent basis on page 23.

Operating revenue is the sum of net interest income and noninterest income less security gains. In order to understand the significance of net interest income to S&T’s business and operating results, S&T management believes it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to

Three months ended March 31, 2007

Net Income

Net income was $14.9 million or $0.60 diluted earnings per share for the first three months of 2008 as compared to $13.3 million or $0.52 diluted earnings per share for the same period of 2007. The increase in net income during the first three months of 2008 was primarily the result of increases in net interest income, a significantly lower loan loss provision and an increase in noninterest income, offset by lower security gains and an increase in noninterest expense compared to the first three months of 2007. The return on average assets was 1.75 percent at March 31, 2008, as compared to 1.63 percent at March 31, 2007. The return on average equity was 17.27 percent at March 31, 2008 compared to 15.90 percent for the same period of 2007.

Net Interest Income

Net interest income on a fully taxable equivalent basis was $31.7 million, a $2.3 million or 8 percent increase for the first three months of 2008 as compared to $29.4 million for the same period of 2007. The increase in net interest income was a result of an $90.0 million increase in average interest-earning assets and improvement in the net interest margin. The net interest margin on a fully taxable equivalent basis was 3.99 percent in the first three months of 2008 as compared to the 3.84 percent in the same period of 2007. The increase in the net interest margin is primarily attributable to the effect of decreasing short-term interest rates, in combination with an increasingly sloped yield curve and strong loan growth. S&T’s balance sheet is currently liability sensitive, with funding costs decreasing faster than asset yields during 2008.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

For the first three months of 2008, average loans increased $141.3 million, and average securities and federal funds sold decreased $51.3 million as compared to the same period of 2007. The yields on average loans decreased by 70 basis points from the comparable period in 2007 and the yield on average securities decreased by four basis points. Overall yields on interest-earning assets were 6.49 percent and 7.06 percent for the three months ended March 31, 2008 and 2007, respectively.

For the first three months of 2008, balances of average interest-bearing deposits increased by $22.5 million as compared to the same period of 2007. The cost of deposits totaled 2.38 percent, a decrease of 73 basis points from the comparable period in 2007 due to lower rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 112 basis points to 4.21 percent as a result of lower short-term rates as compared to the same period of 2007. Overall funding costs decreased 90 basis points to 3.10 percent at March 31, 2008 as compared to the same period of 2007.

Positively affecting net interest income was a $14.8 million increase in average net free funds during the first three months of 2008 as compared to the same period of 2007. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders’ equity over nonearning assets. The increase is primarily due to successful marketing of new demand accounts and corporate cash management services and increased retained earnings.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 77 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in the first three months of 2008 and 2007. The level and mix of interest-earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment and the shifting yield curve.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Interest income per consolidated statements of income	$50,458	$52,934
Adjustment to fully taxable equivalent basis	1,148	1,186

Interest income adjusted to fully taxable equivalent basis	51,606	54,120
Interest expense	19,909	24,725

Net interest income adjusted to fully taxable equivalent basis	$31,697	$29,395

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis

	Three Months Ended March 31,
	2008			2007
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,828.8	$47.5	6.75%	$2,687.5	$49.4	7.45%
Securities/other (1)	369.5	4.1	4.52%	420.8	4.7	4.56%

Total interest-earning assets	3,198.3	51.6	6.49%	3,108.3	54.1	7.06%
Noninterest-earning assets	209.4			204.5

TOTAL	$3,407.7			$3,312.8

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,214.4	$5.7	1.88%	$1,190.5	$9.4	3.20%
Time deposits	927.2	9.6	4.17%	928.6	10.2	4.45%
Borrowed funds < 1 year	199.5	1.4	2.84%	166.8	2.1	5.04%
Borrowed funds > 1 year	243.1	3.2	5.34%	223.1	3.0	5.56%

Total interest-bearing liabilities	2,584.2	19.9	3.10%	2,509.0	24.7	4.00%
Noninterest-bearing liabilities:
Demand deposits	437.7			431.7
Shareholders’ equity/other	385.8			372.1

TOTAL	$3,407.7			$3,312.8

Net yield on interest-earning assets			3.99%			3.84%

Net Interest Income		$31.7			$29.4

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2008 Compared to March 31, 2007 Increase (Decrease)(1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans(2)	$2,595	$(4,523)	$(1,928)
Securities/other(2)	(577)	(9)	(586)

Total interest-earning assets	2,018	(4,532)	(2,514)

Interest paid on:
NOW/money market/savings	$189	$(3,931)	$(3,742)
Time deposits	(16)	(563)	(579)
Borrowed funds < 1 year	406	(1,067)	(661)
Borrowed funds > 1 year	275	(109)	166

Total interest-bearing liabilities	854	(5,670)	(4,816)

Change in net interest income	$1,164	$1,138	$2,302

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2008 and 2007.

Provision for Loan Losses

The provision for loan losses was $1.3 million for the first three months of 2008 and $2.2 million for the same period of 2007. The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes within the allowance for loan loss model are directionally consistent with the growth in commercial loans, loan charge-off levels and $1.2 million of specific reserves established for the two aforementioned commercial loan relationships classified as nonperforming during the first quarter of 2008.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. Also affecting the amount of the allowance for loan losses, and resulting provision, is loan growth and portfolio composition. Most of the loan growth during the first three months of 2008 and 2007 is attributable to larger-sized commercial loans. For the first three months of March 2008, net loan recoveries were $0.1 million and net loan charge-offs were $0.1 million for the first three months 2007. The first quarter of 2008 net loan recoveries were impacted by a $0.5 million recovery on a mixed-use real estate development participation loan that was partially charged-off in 2006.

Noninterest Income

Noninterest income, excluding security gains, increased $0.4 million or 4 percent, to $8.9 million in the first three months of 2008 as compared to the same 2007 period. Increases included $0.5 million or 26 percent in other income, $0.1 million or 5 percent in insurance commissions and an increase of $0.1 million or 3 percent service charges on deposit accounts, offset by a decrease of $0.2 million in mortgage banking fees. Wealth management fees remained relatively flat at $1.9 million for the first three months of 2008 and 2007. The increase of $0.5 million in other noninterest income is primarily due to a $0.4 million gain on the Visa, Inc. initial public offering, strong performances in debit and credit card activities increasing $0.3 million and an increase of $0.2 million in commercial swap fees. Offsetting these increases are decreases of $0.4 million of fair value adjustments for deferred compensation trust plans. The decrease in mortgage banking activities is attributable to a $0.2 million impairment charge in the mortgage servicing valuation in the first three months of 2008.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

S&T recognized $0.6 million of gains on available for sale securities in the first three months of 2008 as compared to $1.7 million in the same period of 2007. The decrease of $1.0 million is primarily due to less market opportunities during the three months ended March 31, 2008 and a de-emphasis on this portfolio as a core revenue source. Included in net investment security gains for the first three months of 2008 is a $0.2 million loss recognized from the fair market value adjustment on a bank equity holding as an other-than-temporary impairment in accordance with FSP 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.

Noninterest Expense

Noninterest expense increased by $0.4 million or 2 percent during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Salaries and employee benefit expense increased $0.1 million or one percent primarily attributable to the effects of year-end merit increases, higher incentive accruals since most incentive plans are primarily earnings per share based, higher medical plan expenses, offset by a reduction in pension expense and a $0.4 million fair value adjustment for deferred compensation trust plans. Average full-time equivalent staff was 799 at March 31, 2008 compared to 787 at March 31, 2007. Occupancy, furniture and equipment expense increased $0.4 million or 18 percent during the first three months of 2008 as compared to the same period 2007, as a result of several facility restructurings and branch additions that occurred during the period. Data processing expense decreased $0.2 million or 13 percent as compared to the same period in 2007 due to the renegotiation of the current contract and a change in data communication processes. Other taxes decreased $0.1 million or 14 percent due to a decrease in Pennsylvania shares tax. Other noninterest expense increased $0.1 million or 2 percent during the first three months of 2008 and is primarily attributable to a $0.2 million increase in the reserve for unfunded loan commitments, offset by decreases of $0.2 million for the reversal of previously accrued expense for potential liability related to litigation matters of Visa U.S.A. that was established in the fourth quarter of 2007.

S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 44 percent for the three months ended March 31, 2008 and 46 percent for the same period of 2007.

Federal Income Taxes

Federal income tax expense increased $0.7 million or 12 percent in the first three months of 2008 as compared to the first three months of 2007. The effective tax rate for the first three months of 2008 and the same period of 2007 was 29 percent, which is below the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects. S&T currently does not incur any alternative minimum tax.

Critical Accounting Policies and Judgments

S&T’s consolidated financial statements are prepared based upon the application of certain critical accounting policies affecting accounts such as: investment securities, allowance for loan losses, mortgage servicing rights valuations and goodwill and other intangibles. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect S&T’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on S&T’s future financial condition and results of operations. S&T’s critical accounting policies are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in S&T’s Annual Report on Form 10-K, as filed with the SEC on February 29, 2008. There have been no material changes in S&T’s critical accounting policies since December 31, 2007.

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

The gap and cumulative gap represent the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of March 31, 2008.

	Interest Rate Sensitivity March 31, 2008 (dollars in thousands)
GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
Repricing Assets:
Cash/Due From Banks	$—	$—	$—	$82,352
Securities	55,920	34,248	86,188	170,157
Other Investments	15,540	—	—	—
Net Loans	1,351,960	253,061	377,925	832,203
Other Assets	—	—	—	204,252

Total	1,423,420	287,309	464,113	1,288,964
Repricing Liabilities:
Demand	—	—	—	471,040
NOW	19,190	19,190	38,380	76,760
Money Market	167,429	—	—	—
Savings	770,615	16,038	32,077	64,154
Certificates	588,417	161,801	82,498	97,598
Repos & Short-term Borrowings	211,391	—	—	—
Long-term Borrowings	94,201	23,912	71,023	57,267
Other Liabilities/Equity	—	—	—	400,825

Total	1,851,243	220,941	223,978	1,167,644

Gap	(427,823)	66,368	240,135	121,320

Cumulative GAP	$(427,823)	$(361,455)	$(121,320)	$—

Rate Sensitive Assets/Rate Sensitive Liabilities	March 31, 2008	December 31, 2007
Cumulative 6 months	0.77	0.78
Cumulative 12 months	0.83	0.81

S&T’s one-year gap position at March 31, 2008 indicates a liability sensitive position. This means that more liabilities than assets will reprice during the measured time frames. The implications of a liability sensitive position will differ depending upon the change in market interest rates. For example, with a liability sensitive position in a declining interest rate environment, more liabilities than assets will decrease in rate. This situation could result in an increase to our interest rate spreads, net interest income and operating income. Conversely, with a liability sensitive position in a rising interest rate environment, more liabilities than assets will increase in rate. This situation could result in a decrease to our interest rate spreads, net interest income and operating income.

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

Change in Pretax net interest income (dollars in millions)	Immediate Change in Rates
	+300 bps	-300 bps
March 31, 2008	$(2.6)	$(4.6)
December 31, 2007	$(4.4)	$(2.9)

The results in the –300 basis point shock scenario are not consistent with a liability sensitive gap position, which would indicate an increase in net interest income. This is primarily due to: (1) rates on regular savings, NOW and money market accounts lagged when short-term rates increased and cannot be decreased to any great extent should rates go down; and (2) loan refinance activity will be considerable in a rate down interest rate scenario.

Comparing March 2008 to December 2007, the change in net interest income in the -300 basis point shock scenario declined. This is mainly a result of modeling a -300 basis point shock in a lower interest rate environment. Since December 2007 short-term rates have decreased by 200 basis points. With interest rates at this low level, short duration time deposits, core deposits, and short-term borrowings can not be repriced at the full -300 basis points in shock down scenarios. As a result these funding sources hit floors quickly while fixed rate assets continue to reprice at the -300 basis point rate reduction.

Consistent with a liability sensitive gap position, the +300 rate shock results show pretax net interest income decreasing in an increasing interest rate environment. Comparing March 2008 to December 2007, the net interest income in the +300 basis point shock has improved primarily due to the refinement of core deposit rate change sensitivity assumptions. Historical data indicates that as market rates increase, core deposit rates did not increase as much as previously assumed. Rate change sensitivity assumptions utilized in modeling core deposits in rate shock scenarios were refined to reflect historical experience.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Risk factors are presented at December 31, 2007 in Item 1A of S&T’s Annual Report on Form 10-K, as filed with the SEC on February 29, 2008. Management believes that there have been no material changes in S&T’s risk factors since December 31, 2007.

OTHER INFORMATION - continued

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following information describes the activity that has taken place during the first three months of 2008 with respect to S&T’s share repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares that can be Purchased Under the Plans
January 1, 2008 – January 31, 2008 (1)	—	$—	—
February 1, 2008 – February 29, 2008	—	—	—
March 1, 2008 – March 31, 2008	—	—	—

Total	—	$—	—	1,000,000

(1)	On June 18, 2007, the S&T Board of Directors authorized and announced a new stock buyback program until June 30, 2008 for up to an additional one million shares.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

Exhibit 3.1

Bylaws of S&T Bancorp, Inc. Filed as Exhibit 3.1 to S&T’s Current Report on Form 8-K, filed on January 31, 2008 and incorporated by reference herein.

Exhibit 31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

Exhibit 31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

Exhibit 32

Certification for Todd D. Brice, Chief Executive Officer, and Robert E. Rout, Chief Financial Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc.
(Registrant)

Date: May 7, 2008	/s/ Wendy S. Bell
Wendy S. Bell
Senior Vice President, Controller and Chief Accounting Officer