Form 10-Q
period 2008-06-30
S&T BANCORP INC
filed 2008-08-07
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $2.50 Par Value - 27,414,260 shares as of July 31, 2008

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Cash and due from banks	$102,001	$74,879
Securities available for sale	440,098	358,822
Other investments	26,426	13,833
Loans held for sale	1,765	899
Portfolio loans, net of allowance for loan losses of $38,796 at June 30, 2008 and $34,345 at December 31, 2007	3,427,102	2,761,695
Premises and equipment, net	45,776	37,629
Goodwill	163,059	50,087
Other intangibles, net	14,475	2,461
Bank owned life insurance	50,255	35,626
Other assets	82,611	71,690

Total Assets	$4,353,568	$3,407,621

LIABILITIES
Deposits:
Noninterest-bearing demand	$593,339	$459,708
Interest-bearing demand	216,203	151,686
Money market	212,286	144,408
Savings	897,265	946,967
Time deposits	1,195,466	919,056

Total Deposits	3,114,559	2,621,825
Securities sold under repurchase agreements and federal funds purchased	197,045	100,258
Short-term borrowings	275,000	80,000
Long-term borrowings	190,545	201,021
Junior subordinated debt	90,619	25,000
Other liabilities	47,301	41,957

Total Liabilities	3,915,069	3,070,061
SHAREHOLDERS’ EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	—	—
Common stock ($2.50 par value) Authorized – 50,000,000 shares in 2008 and 2007 Issued – 29,714,038 shares in 2008 and 2007	74,285	74,285
Additional paid-in capital	42,478	27,502
Retained earnings	388,233	375,654
Accumulated other comprehensive (loss) income	(2,755)	2,900
Treasury stock (2,305,405 shares at June 30, 2008 and 5,162,951 shares at December 31, 2007, at cost)	(63,742)	(142,781)

Total Shareholders’ Equity	438,499	337,560

Total Liabilities and Shareholders’ Equity	$4,353,568	$3,407,621

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and share data in thousands, except per share data)	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$46,520	$50,156	$93,321	$98,888
Deposits with banks and federal funds sold	—	4	1	5
Investment securities:
Taxable	2,781	2,991	5,407	6,063
Tax-exempt	746	649	1,389	1,310
Dividends	386	474	773	942

Total Interest Income	50,433	54,274	100,891	107,208
INTEREST EXPENSE
Deposits	11,929	19,960	27,203	39,556
Securities sold under repurchase agreements and federal funds purchased	367	1,151	835	2,460
Short-term borrowings	1,061	826	2,003	1,588
Long-term borrowings and junior subordinated debt securities	3,434	3,384	6,659	6,443

Total Interest Expense	16,791	25,321	36,700	50,047
NET INTEREST INCOME	33,642	28,953	64,191	57,161
Provision for loan losses	(118)	1,305	1,161	3,483

Net Interest Income After Provision for Loan Losses	33,760	27,648	63,030	53,678
NONINTEREST INCOME
Security (losses) gains, net	(1,829)	481	(1,218)	2,136
Service charges on deposit accounts	2,754	2,529	5,156	4,871
Wealth management fees	1,907	1,978	3,769	3,833
Letter of credit fees	521	682	974	1,147
Insurance commissions	2,042	1,792	4,039	3,686
Mortgage banking	218	170	192	369
Other	2,361	1,892	4,572	3,653

Total Noninterest Income	7,974	9,524	17,484	19,695
NONINTEREST EXPENSE
Salaries and employee benefits	10,514	10,073	20,574	20,006
Occupancy, net	1,536	1,616	3,236	2,948
Furniture and equipment	1,100	831	2,060	1,760
Other taxes	788	782	1,442	1,540
Data processing	1,668	1,301	2,739	2,535
Marketing	971	648	1,662	1,261
Amortization of intangibles	231	81	297	162
FDIC assessment	74	77	149	153
Other	5,502	2,652	8,180	5,283

Total Noninterest Expense	22,384	18,061	40,339	35,648

Income Before Taxes	19,350	19,111	40,175	37,725
Applicable Income Taxes	5,489	5,235	11,458	10,552

Net Income	$13,861	$13,876	$28,717	$27,173

Earnings per common share:
Net Income – Basic	$0.55	$0.56	$1.15	$1.09
Net Income – Diluted	0.54	0.56	1.14	1.08
Dividends declared per common share	0.31	0.30	0.62	0.60
Average Common Shares Outstanding – Basic	25,322	24,690	24,929	24,955
Average Common Shares Outstanding – Diluted	25,504	24,847	25,092	25,117

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

( in thousands, except share and per share data)	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2007		$74,285	$26,698	$349,447	$4,014	$(115,393)	$339,051
Net income for six months ended June 30, 2007	$27,173			27,173			27,173
Other comprehensive income, net of tax
Change in unrealized losses on securities of $6,493 net of reclassification adjustment for gains included in net income of $2,136 and tax expense of $2,474.	(4,019)				(4,019)		(4,019)
Adjustment of deferred pension items	18				18		18

Comprehensive Income	$23,172

Cash dividends declared ($0.60 per share)				(14,813)			(14,813)
Treasury stock acquired (951,400 shares)						(31,150)	(31,150)
Treasury stock issued (58,797 shares)			(491)			1,582	1,091
Recognition of restricted stock compensation expense			53				53
Tax benefit from nonstatutory stock options exercised			226				226
Recognition of nonstatutory stock option compensation expense			228				228
Adjustment to initially apply FIN 48				(151)			(151)

Balance at June 30, 2007		$74,285	$26,714	$361,656	$13	$(144,961)	$317,707

Balance at January 1, 2008		$74,285	$27,502	$375,654	$2,900	$(142,781)	$337,560
Net income for six months ended June 30, 2008	$28,717			28,717			28,717
Other comprehensive income, net of tax
Change in unrealized losses on securities of $9,930 net of reclassification adjustment for gains included in net income of ($1,218) and tax benefit of ($3,048).	(5,664)				(5,664)		(5,664)
Adjustment of deferred pension items	9				9		9

Comprehensive Income	$23,062

Cash dividends declared ($0.62 per share)				(16,138)			(16,138)
Treasury stock issued (105,797 shares)			(1,193)			2,926	1,733
Recognition of restricted stock compensation expense			190				190
Tax benefit from nonstatutory stock options exercised			150				150
Recognition of nonstatutory stock option compensation expense			227				227
Treasury stock issued in acquisition (2,751,749 shares)			15,602			76,113	91,715

Balance at June 30, 2008		$74,285	$42,478	$388,233	$(2,755)	$(63,742)	$438,499

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2008	2007
Operating Activities
Net Income	$28,717	$27,173
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,161	3,483
Depreciation and amortization	2,140	1,828
Net amortization of investment security premiums	313	465
Recognition of stock-based compensation expense	533	353
Security losses (gains), net	1,218	(2,136)
Deferred income taxes	(3,349)	(1,104)
Tax expense (benefits) from stock-based compensation	3	(162)
Mortgage loans originated for sale	(11,699)	(8,427)
Proceeds from the sale of loans	10,896	7,437
Gain on the sale of loans, net	(63)	(204)
Increase in interest receivable	(2,257)	(25)
Increase (decrease) in interest payable	1,630	(400)
Decrease (increase) in other assets	4,355	(3,005)
(Decrease) increase in other liabilities	(2,524)	3,214

Net Cash Provided by Operating Activities	31,074	28,490
Investing Activities
Net (increase) decrease of interest-earning deposits with banks	(3)	1
Proceeds from maturities of securities available for sale	26,335	40,746
Proceeds from sales of securities available for sale	141,583	4,728
Purchases of securities available for sale	(12,062)	(6,301)
Net increase in loans	(180,708)	(76,642)
Purchases of premises and equipment	(2,539)	(3,118)
Payment for purchase of IBT, net of cash acquired	(68,052)	—

Net Cash Used in Investing Activities	(95,446)	(40,586)
Financing Activities
Net (decrease) increase in core deposits	(76,733)	42,810
Net (decrease) increase in time deposits	(4,134)	16,378
Net increase in short-term borrowings	195,000	15,000
Net decrease in securities sold under repurchase agreements and federal funds purchased	(6,550)	(58,679)
Proceeds from long-term borrowings	4,397	50,000
Repayments of long-term borrowings	(71,852)	(454)
Proceeds from junior subordinated debt securities	64,888	—
Acquisition of treasury stock	—	(31,150)
Sale of treasury stock	1,733	1,091
Cash dividends paid to shareholders	(15,252)	(15,089)
Tax (expense) benefits from stock-based compensation	(3)	162

Net Cash Provided by Financing Activities	91,494	20,069
Increase in Cash and Cash Equivalents	27,122	7,973
Cash and Cash Equivalents at Beginning of Period	74,879	59,980

Cash and Cash Equivalents at End of Period	$102,001	$67,953

Non Cash Activities
Transfers to other real estate owned	1,395	87

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of S&T Bancorp, Inc. and subsidiaries (“S&T”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. S&T operates within one business segment, community banking, providing a full range of services to individual and corporate customers. The condensed consolidated balance sheet as of December 31, 2007 has been extracted from the audited financial statements included in S&T’s 2007 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

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

For the six month periods ended June 30, 2008 and 2007, interest paid was $38,900,000 and $50,806,000, respectively. Income taxes paid during the first six months of 2008 were $14,212,000 compared to $10,597,000 for the same period of 2007.

Certain amounts in prior years’ financial statements have been reclassed to conform to the current year’s presentation. The reclassifications had no effect on S&T’s financial condition or results of operations.

NOTE B - NET INCOME PER SHARE

S&T’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. S&T’s common stock equivalents consist of outstanding stock options and restricted stock. Excluded from the calculation were 553,000 and 563,000 anti-dilutive stock options for the six months ended June 30, 2008 and 2007, respectively.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding (basic)	25,322,035	24,690,476	24,928,929	24,955,429
Impact of common stock equivalents	181,885	156,934	163,273	161,614

Weighted average shares outstanding (diluted)	25,503,920	24,847,410	25,092,202	25,117,043

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Account Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. S&T adopted SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a significant impact on S&T’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interest, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS Nos. 141R and 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141R will be applied to all business entities and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the December 15, 2008 effective date. S&T is in the process of determining the impact of applying SFAS Nos. 141R and 160 on S&T’s financial position and results of operations.

NOTE D - ACQUISITION

On June 6, 2008, S&T completed the nontaxable acquisition of 100 percent of the voting shares of IBT Bancorp, Inc. located in Irwin, Pennsylvania, (“IBT”) which is the sole shareholder of Irwin Bank and Trust, in a stock and cash transaction valued at approximately $176.8 million. Pursuant to the terms of the merger agreement, shareholders of IBT were entitled to elect to receive for each share of IBT common stock that they owned, either $31.00 in cash or 0.93 of a share of S&T common stock. S&T issued 2,751,749 shares of common stock out of its treasury shares at a market value of $91.7 million based on $33.33 per share which was the closing price on May 12, 2008, the day before the IBT shareholders approved the merger. The acquisition significantly expands S&T’s market share in the growing Allegheny and Westmoreland County markets in Western Pennsylvania. The acquisition was accounted for under the purchase method, and all transactions of IBT since the acquisition date are included in S&T’s consolidated financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of IBT. However, there may be additional adjustments within the next year as additional information becomes available.

(dollars in thousands)	June 07, 2008 Unaudited
Assets
Cash and cash equivalents	$17,066
Securities	254,113
Other investments	5,856
Loans and leases, net of allowance of $5,420	485,860
Premises and other equipment	7,451
Goodwill and other intangibles	123,996
Other assets	22,422

Total assets acquired	$916,764

Liabilities
Deposits	$573,601
Borrowings	160,316
Other liabilities	6,014

Total liabilities assumed	739,931

Net assets acquired	$176,833

Presented below is certain unaudited pro forma information for the six months ended June 30, 2008 and 2007 as if IBT had been acquired on January 1, 2008 and 2007, respectively. These results combine the historical results of IBT for the six months ended June 30, 2007 and for the period from January 1, 2008 to June 6, 2008 with the results of S&T. The results of IBT exclude certain non-recurring merger related expenses including contract buy-out costs of $5,183, change-in-control payments of $1,014, and legal and consulting expenses of $2,244. These pro forma results, which include certain adjustments for the estimated impact of purchase accounting adjustments, are not necessarily indicative of what the results would have been had the acquisition taken place on the indicated dates.

(dollars in thousands)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenue	$94,382	$86,301
Net income	31,455	28,663
Basic EPS	$1.15	$1.03
Diluted EPS	$1.15	$1.03

NOTE E - FAIR VALUE

Effective January 1, 2008, S&T adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances.

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

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Investments

The investments category includes available for sale debt and equity securities, whose fair value is determined using the following methodology:

Debt Securities – S&T obtains market values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. The majority of the market evaluation sources includes observable inputs rather than “significant unobservable inputs” and therefore falls into the Level 2 category.

S&T’s U.S. government agencies and mortgage backed securities portfolio are valued based on market data. The service provider utilizes evaluated pricing models that vary based by asset class and include available trade, bid, and other market information. Generally, the methodologies include broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs and are classified as Level 2.

S&T’s obligations of state and political subdivisions portfolio is valued using proprietary valuation matrices from the service provider, which incorporates the recent unprecedented changes in the municipal market. The market evaluation model includes a separate curve structure for the bank-qualified versus general market municipals. For the bank-qualified municipals, the source is the service provider’s own trading desk. Securities are further broken down according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves and are classified as Level 2.

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

Mortgage Servicing Rights

On January 1, 2007, S&T adopted fair-value accounting under SFAS No. 156 “Accounting for Servicing of Financial Assets”, for mortgage servicing rights (“MSRs”). The market value of the MSRs are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs.

These MSRs, which totaled $1,747,000 as of June 30, 2008, are classified as part of other assets on S&T’s Consolidated Balance Sheet. Changes in fair value for MSRs are recorded in mortgage banking in S&T’s Consolidated Statements of Income. MSRs are classified as Level 3 because the valuation model includes significant unobservable inputs.

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

These interest rate swaps are marked to market on a quarterly basis after considerations of counterparty and S&T credit risk and collateral. Because the estimated fair market value includes certain observable inputs it is considered a Level 2 fair value.

Items Measured at Fair Value on a Recurring Basis

The following table presents S&T’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at June 30, 2008.

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$15,555	$423,493	$1,050	$440,098
Trading account assets	3,704	—	—	3,704
Mortgage servicing rights	—	—	1,747	1,747
Interest rate swaps	—	4,795	—	4,795

Total Assets	$19,259	$428,288	$2,797	$450,344

Liabilities
Interest rate swaps	—	$4,967	—	$4,967

Total Liabilities	—	$4,967	—	$4,967

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

The following table presents the changes in the Level 3 fair-value category for the six-month period ended June 30, 2008. S&T classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

(dollars in thousands)	Beginning Balance at January 1, 2008	Principal Transactions	Gains/(Losses) Realized and Unrealized	Transfers in and or out of Level 3	Ending Balance at June 30, 2008
Assets
Securities available for sale (1)	$750	$300	$—	$—	$1,050
Mortgage servicing rights (2)	1,861	(35)	(79)	—	1,747

(1)

Changes in fair value for available for sale investments are recorded in accumulated other comprehensive income, while gains and losses from sales are recorded in security (losses) gains net on the Consolidated Statements of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in mortgage banking noninterest income on the Consolidated Statements of Income.

NOTE F - MORTGAGE LOAN SERVICING

Mortgage servicing assets are recognized as separate assets when servicing rights are acquired through loan originations and the underlying loan is sold. Upon sale, the mortgage servicing right is established, which represents the then fair value of future net cash flows expected to be realized for performing the servicing activities. The fair value of the MSRs are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. Capitalized MSRs are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

Capitalized MSRs are regularly evaluated for impairment based on the estimated fair value of those rights. The MSRs are stratified by certain risk characteristics, primarily loan term and note rate. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the market value. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced.

MSRs are also reviewed for other-than-temporary impairment. Other-than-temporary impairment exists when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding subsequent recoveries.

For the six months ended June 30, 2008 and 2007, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $10.9 million and $7.4 million, respectively. At June 30, 2008 and 2007, S&T’s servicing portfolio totaled $175.8 million and $178.0 million, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table presents changes in MSRs as of and for the six months ended June 30:

(dollars in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value and Fair Value
Balance at January 1, 2008	$2,017	$156	$1,861
Additions/(reductions)	135	79	56
Amortization	(170)	—	(170)

Balance at June 30, 2008	$1,982	$235	$1,747

(dollars in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value and Fair Value
Balance at January 1, 2007	$2,124	$56	$2,068
Additions/(reductions)	95	(31)	126
Amortization	(162)	—	(162)

Balance at June 30, 2007	$2,057	$25	$2,032

NOTE G - EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T’s defined benefit plan:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2008	2007	2008	2007
Service cost – benefits earned during the period	$497	$501	$965	$1,002
Interest cost on projected benefit obligation	838	741	1,649	1,480
Expected return on plan assets	(1,327)	(1,234)	(2,623)	(2,467)
Net amortization and deferral	4	4	8	8

Net Periodic Pension (Benefit) Expense	$12	$12	$(1)	$23

As previously disclosed, S&T made no contributions to its pension plan in December 2007 for 2008. No further contributions are expected to be made for 2008.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE H - SECURITIES

The amortized cost and market value of securities are as follows:

June 30, 2008

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. government corporations and agencies	$144,117	$1,670	$(9)	$145,778
Collateralized mortgage obligations of U.S. government corporations and agencies	56,283	479	(49)	56,713
Mortgage-backed securities	81,970	57	(769)	81,258
Obligations of state and political subdivisions	129,913	126	(1,078)	128,961
Other securities	25	—	—	25

Debt securities available for sale	412,308	2,332	(1,905)	412,735
Marketable equity securities	23,914	3,087	(3,811)	23,190
Other securities	4,173	—	—	4,173

Total	$440,395	$5,419	$(5,716)	$440,098

December 31, 2007

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. government corporations and agencies	$144,230	$1,220	$(128)	$145,322
Collateralized mortgage obligations of U.S. government corporations and agencies	58,780	377	(161)	58,996
Mortgage-backed securities	28,053	21	(502)	27,572
Obligations of state and political subdivisions	81,045	253	(209)	81,089

Debt securities available for sale	312,108	1,871	(1,000)	312,979
Marketable equity securities	33,767	10,134	(2,590)	41,311
Other securities	4,532	—	—	4,532

Total	$350,407	$12,005	$(3,590)	$358,822

For securities classified as available for sale, S&T does not believe any individual unrealized loss as of June 30, 2008 and December 31, 2007 represents an other-than-temporary impairment. S&T performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. S&T management considers the length of time and the extent to which the market value has been less than cost and the financial condition of the issuer. The unrealized losses on 249 debt securities at June 30, 2008 are attributable to changes in interest rates. The unrealized losses on 14 marketable equity securities at June 30, 2008 are attributable to temporary declines in market value. S&T has both the intent and the ability to hold the securities referenced in the table above for a time necessary to recover the amortized cost or, in the case of the debt securities, until maturity.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

There were $816,000 and $2,234,000 in gross realized gains and $2,034,000 and $98,000 in gross realized losses for the six months ended June 30, 2008 and 2007, respectively, relative to securities available for sale. For the three months ended June 30, 2008 and 2007, there were $48,000 and $481,000 in gross realized gains and $1,878,000 and zero gross realized losses, respectively, relative to securities available for sale. S&T recognized other-than-temporary impairments totaling $1.3 million on three equity securities during the first six months of 2008. For the three months ended June 30, 2008, S&T recognized an other-than-temporary impairment of $1.1 million on one equity security and had no other-than-temporary impairment for the three months ended June 30, 2007. During the first six months of 2007, $0.1 million of realized losses were attributable to an other-than-temporary impairment on one equity security.

The following tables present the age of gross unrealized losses and market value by investment category:

June 30, 2008

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$5,092	$(9)	$—	$—	$5,092	$(9)
Collateralized mortgage obligations of U.S. government corporations and agencies	7,686	(49)	—	—	7,686	(49)
Mortgage-backed securities	66,085	(279)	9,980	(490)	76,065	(769)
Obligations of states and political subdivisions	90,408	(1,077)	363	(1)	90,771	(1,078)

Debt securities available for sale	169,271	(1,414)	10,343	(491)	179,614	(1,905)
Marketable equity securities	13,776	(3,811)	—	—	13,776	(3,811)

Total temporarily impaired securities	$183,047	$(5,225)	$10,343	$(491)	$193,390	$(5,716)

December 31, 2007

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$—	$—	$43,378	$(128)	$43,378	$(128)
Collateralized mortgage obligations of U.S. government corporations and agencies	12,513	(37)	15,076	(124)	27,589	(161)
Mortgage-backed securities	—	—	21,420	(502)	21,420	(502)
Obligations of states and political subdivisions	—	—	43,087	(209)	43,087	(209)

Debt securities available for sale	12,513	(37)	122,961	(963)	135,474	(1,000)
Marketable equity securities	15,545	(2,590)	—	—	15,545	(2,590)

Total temporarily impaired securities	$28,058	$(2,627)	$122,961	$(963)	$151,019	$(3,590)

The amortized cost and estimated market value of debt securities at June 30, 2008, by expected maturity, are as set forth in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

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

Available for Sale (dollars in thousands)	Amortized Cost	Estimated Market Value
Due in one year or less	$60,769	$61,130
Due after one year through five years	136,509	137,680
Due after five years through ten years	89,935	90,069
Due after ten years	125,095	123,856

Total Debt Securities Available for Sale	$412,308	$412,735

At June 30, 2008 and December 31, 2007, investment securities with a principal amount of $380,603,000 and $279,835,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTE I - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

(dollars in thousands)	June 30, 2008	December 31, 2007
Real estate – construction	$391,644	$329,875
Real estate – mortgages:
Residential	839,833	610,250
Commercial	1,254,463	965,770
Commercial and industrial	895,865	815,306
Consumer	84,093	74,839

Gross Portfolio Loans	3,465,898	2,796,040
Allowance for loan losses	(38,796)	(34,345)

Total Portfolio Loans	3,427,102	2,761,695
Loans held for sale	1,765	899

Total Loans	$3,428,867	$2,762,594

Changes in the allowance for loan losses for the six months ended June 30 were as follows:

(dollars in thousands)	2008	2007
Balance at beginning of year	$34,345	$33,220
Charge-offs	(3,777)	(2,062)
Recoveries	1,647	1,167

Net charge-offs	(2,130)	(895)
Provision for loan losses	1,161	3,483
Acquired loan loss reserve	5,420	—

Balance at end of period	$38,796	$35,808

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The principal balances of loans on nonaccrual status were $15,959,000 and $16,798,000 at June 30, 2008 and December 31, 2007, respectively. Other real estate owned, which is included in other assets, was $1,884,000 at June 30, 2008 and $488,000 at December 31, 2007.

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2008 and December 31, 2007:

(dollars in thousands)	June 30, 2008	December 31, 2007
Recorded investment in loans considered to be impaired	$27,066	$14,965
Recorded investment in impaired loans with no related allowance for loan losses	23,122	10,332
Loans considered to be impaired that were on a nonaccrual basis	5,647	6,356
Allowance for loan losses related to loans considered to be impaired	2,219	2,919
Average recorded investment in impaired loans	20,641	21,110
Total interest income per contractual terms on impaired loans	859	1,710
Interest income on impaired loans recognized on a cash basis	237	461

NOTE J - BORROWINGS

Following is a summary of short-term borrowings at:

(dollars in thousands)	June 30, 2008	December 31, 2007
Securities sold under repurchase agreements	$161,895	$84,458
Federal funds purchased	35,150	15,800
Federal Home Loan Bank Advances	275,000	80,000

Total	$472,045	$180,258

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

Following is a summary of long-term debt at:

(dollars in thousands)	June 30, 2008	December 31, 2007
Long-term borrowings	$190,545	$201,021
Junior subordinated debt securities	90,619	25,000

Total	$281,164	$226,021

The purpose of these long-term borrowings is to match-fund selected new loan originations, to mitigate interest-rate sensitivity risk and to take advantage of discounted borrowing rates through the FHLB for community investment projects. S&T had long-term debt outstanding of $187.4 million at June 30, 2008 at a fixed rate and $93.7 million at a variable rate. Long-term borrowings included $50.0 million of repurchase agreement borrowings with embedded floors. The weighted average rates were 3.82 percent and 5.52 percent at June 30, 2008 and December 31, 2007, respectively. During the first quarter of 2008, S&T completed a private placement to a financial institution of $20.0 million of floating rate trust preferred securities. The trust preferred securities mature in March 2038, and are callable after five

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

years, and bear interest initially at a rate of 6.44 percent per annum and adjusts quarterly with the three-month LIBOR plus 350 basis points.

During the second quarter of 2008, S&T Bank issued $20.0 million of junior subordinated debt through a private placement with three financial institutions at an initial rate of 6.40 percent and floats quarterly with 3-month LIBOR plus 350 basis points. If all or any portion of the subordinated debt ceases to be deemed to be Tier 2 Capital due to a change in applicable capital regulations, S&T will have the right to redeem, on any interest payment date, subject to a 30 day written notice and prior approval by the FDIC, the subordinated debt at the applicable redemption rate which starts at a high of 102.82 percent at June 15, 2009 and decreases yearly to 100 percent on June 15, 2013 and thereafter and can be called after five years. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on June 15, 2018.

Also during the second quarter of 2008, S&T Bank issued $25.0 million of junior subordinated debt through a private placement with a financial institution at an initial rate of 5.15 percent and floats quarterly with 3-month LIBOR plus 250 basis points. At any time after May 30, 2013, S&T will have the right to redeem all or a portion of the subordinated debt, subject to a 30 day written notice and prior approval by the FDIC. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on May 30, 2018.

NOTE K - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T’s financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement. S&T’s exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $752,293,000, unfunded other loan commitments, comprised of credit card lines and home equity lines, totaled $173,651,000 and obligations under standby letters of credit totaled $185,633,000 at June 30, 2008.

NOTE L - LITIGATION

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

Business Summary

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania and with assets of approximately $4.4 billion at June 30, 2008. S&T provides a full range of financial services through a branch network of 55 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; financial and estate planning; estate and trust administration; investment management; employee benefit services and administration; corporate services and other fiduciary services. S&T’s common stock trades on the Nasdaq Global Select Market under the symbol “STBA.”

On June 6, 2008, S&T completed its acquisition of IBT, pursuant to an Agreement and Plan of Merger by and between S&T and IBT, dated December 16, 2007 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, which was approved by the shareholders of IBT on May 13, 2008, IBT was merged with and into S&T, with the S&T being the surviving corporation (the “Merger”). In connection with the Merger, IBT shareholders received for each share of IBT common stock they hold, at their election, either $31.00 in cash or 0.93 of a share of S&T common stock. IBT

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

shareholders could elect to receive all cash, all S&T common stock, or a combination of cash and S&T common stock for their shares of IBT common stock, subject to the allocation procedures described in the Merger Agreement. Holders of options to purchase IBT common stock had their stock options cancelled for a cash payment equal to the difference between $31.00 and the exercise price per share for each such stock option, which IBT paid immediately prior to the merger.

S&T issued a total of 2,751,749 shares of S&T common stock and paid a total of $75.1 million in cash to the former IBT shareholders.

Financial Condition

Total assets averaged $3.6 billion in the first six months of 2008 and $3.3 billion for the 2007 full year average. Average loans increased $206.6 million and average securities, other investments and federal funds sold decreased $17.3 million in the first six months of 2008 as compared to the 2007 full year average. Average deposits increased $52.0 million and average borrowings increased $127.8 million during the six months ended June 30, 2008 as compared to the 2007 full year average.

Average Balance Sheet and Net Interest Income Analysis

	Six Months Ended June 30, 2008			Twelve Months Ended December 31, 2007
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,938.4	$94.7	6.48%	$2,731.8	$202.1	7.40%
Securities/other (1)	377.9	8.6	4.58%	395.2	18.3	4.63%

Total interest-earning assets	3,316.3	103.3	6.26%	3,127.0	220.4	7.05%
Noninterest-earning assets	238.2			209.1

TOTAL	$3,554.5			$3,336.1

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,213.5	$8.8	1.46%	$1,217.4	$37.5	3.08%
Time deposits	964.2	18.4	3.83%	934.7	42.1	4.50%
Borrowed funds < 1 year	248.1	2.8	2.30%	140.4	6.6	4.70%
Borrowed funds > 1 year	256.4	6.7	5.22%	236.3	13.0	5.51%

Total interest-bearing liabilities	2,682.2	36.7	2.75%	2,528.8	99.2	3.92%
Noninterest-bearing liabilities:
Demand deposits	468.1			441.7
Shareholders’ equity/other	404.2			365.6

TOTAL	$3,554.5			$3,336.1

Net yield on interest-earning assets			4.04%			3.87%

Net Interest Income		$66.6			$121.2

(1)	The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Lending Activity

Average loans increased $206.6 million to $2.9 billion during the six months ended June 30, 2008 as compared to the 2007 full year average. Changes in the composition of the average loan portfolio included increases of $90.9 million of commercial and industrial loans, $63.6 million of residential mortgages and home equity loans, $52.8 million of commercial real estate loans offset by decreases of $0.7 million of consumer loans. S&T acquired $64.7 million of average loans with the IBT acquisition.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

Average commercial loans, including commercial real estate, commercial and industrial and real estate construction comprised 75 percent of the average loan portfolio for the six months ended June 30, 2008 and the 2007 full year average. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. Rates and terms for commercial real estate, equipment loans and lines of credit are normally negotiated, subject to such variables as financial conditions of the borrower, economic conditions, marketability of collateral, credit history of the borrower and future cash flows. The loan to value policy guideline for commercial real estate loans is generally 65-85 percent. Variable-rate commercial loans were 55 percent of the commercial loan portfolio at June 30, 2008 and 48 percent at December 31, 2007.

Average residential mortgage loans comprised 22 percent of the average loan portfolio for the six months ended June 30, 2008 and for the 2007 full year average. Residential mortgage lending continues to be a strategic focus in 2008 through our centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated from the impact of potential future declines in its local real estate market due to its conservative mortgage lending policies. The loan to value policy guideline is 80 percent for residential first lien mortgages. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes assumed with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of the fair value of the mortgage property. At June 30, 2008 and December 31, 2007, nine and ten percent, respectively, of the residential mortgage portfolio consisted of adjustable rate mortgages with repricing terms of one, three and five years.

S&T periodically designates specific loan originations, generally longer-term, lower-yielding 1-4 family mortgages as held for sale and sells them to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, generate fee revenue from servicing, and maintain the primary customer relationship. During the six months ended June 30, 2008 and 2007, S&T sold $10.9 million and $7.4 million, respectively of 1-4 family mortgages and services $175.8 million of secondary market mortgage loans to Fannie Mae at June 30, 2008. S&T intends to continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Average consumer loans comprised three percent of the loan portfolio for the six months ended June 30, 2008 and for the 2007 full year average. The average balance of consumer loans for the six months ended June 30, 2008 was $74.1 million as compared to $74.8 million for the 2007 full year average. S&T offers a variety of unsecured and secured consumer loan and credit card products.

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

Securities Activity

Average securities, other investments and federal funds sold decreased by $17.3 million in the first six months of 2008 compared to the 2007 full year average. The decreases in securities are attributable to an S&T Asset Liability Committee (“ALCO”) strategy to limit the replacement of matured investment securities and borrowings to mitigate interest rate risk. During the second quarter of 2008, S&T partially restructured the IBT debt securities portfolio to conform to S&T’s securities policy guidelines. The components of the decrease include $24.4 million in U.S. government corporations and agencies, $7.3 million in marketable equity securities and $0.3 million of U.S. treasury securities. Offsetting these decreases are increases of $4.5 million in mortgage-backed securities, $5.2 million in obligations of state and political subdivisions and $0.4 million in other securities. Average other investments increased $5.3 million in the first six months of 2008 compared to the 2007 full year average and are comprised of Federal Home Loan Bank (“FHLB”) stock that is a membership and borrowing requirement and is recorded at historical cost. The amount of S&T’s investment in FHLB stock depends upon S&T’s borrowing availability and level from the FHLB. Average federal funds sold decreased $0.7 million in the first six months of 2008 compared to the 2007 full year average. At June 30, 2008, the equity securities portfolio had total market value of $23.2 million compared to $41.3 million at December 31, 2007 and net unrealized losses of $0.7 million at June 30, 2008 compared to net unrealized gains of $7.5 million at December 31, 2007. The primary cause of this market value decrease is due to the retirement of $14.6 million of IBT common stock held by S&T prior to the acquisition. The equity securities portfolio consists of securities traded on the various stock markets and is subject to changes in market value.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

S&T’s policy for security classification includes U.S. treasury securities, U.S. government corporations and agencies, mortgage-backed securities, collateralized mortgage obligations, states and political subdivisions, corporate securities, marketable equity securities and other securities classified as available for sale. On a quarterly basis, management evaluates the securities portfolios for other-than-temporary declines in market value in accordance with FASB issued Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” During the first six months of 2008, there was $1.3 million of realized losses taken for an other-than-temporary impairment on three bank equity investment securities. The performance of the equities and debt securities markets could generate further impairment in future periods. At June 30, 2008, net unrealized losses on securities classified as available for sale, including equity securities, were $0.3 million as compared to net unrealized gains of $8.4 million at December 31, 2007. Net unrealized gains related to S&T’s debt securities portfolio totaled $0.4 million at June 30, 2008 and $0.9 million at December 31, 2007. S&T has the intent and ability to hold debt securities until maturity or until market value recovers above cost, and has the intent and ability to hold equity securities until market value recovers above cost.

Allowance for Loan Losses

The balance in the allowance for loan losses was $38.8 million or 1.12 percent of total loans at June 30, 2008 as compared to $34.3 million or 1.23 percent of total loans at December 31, 2007. The increase in the allowance for loan losses is consistent with the growth of internally generated loans and $5.4 million of allowance for loan losses associated with the IBT acquisition. The allowance for loan losses to total loan ratio decreased primarily as a result of the resolution of two commercial loan credits during the second quarter of 2008. The loans acquired in the IBT transaction were evaluated for credit impairment at acquisition and it was determined that these loans have a lower risk profile than the S&T loan portfolio generally due to a higher composition of residential mortgages and small business commercial real estate credits. S&T’s allowance for lending-related commitments such as unfunded commercial real estate, commercial and industrial term loan commitments and letters of credit totaled $2.1 million at June 30, 2008 and $0.9 million at December 31, 2007. The allowance for lending-related commitments is included in other liabilities. The increase is primarily due to one commercial letter of credit totaling $1.2 million.

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

Significant to this analysis and assessment is the loan portfolio composition of a higher mix of commercial loans. These loans are generally larger in size and, due to the continuing growth, many are not seasoned and may be more vulnerable to an economic slowdown. Management relies on its risk rating process to assess potential weaknesses within specific credits. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the allowance for loan losses. During the first six months of 2008, the risk rating profile of the portfolio was primarily impacted by three commercial loan relationships. Two of these commercial loan relationships were resolved during second quarter of 2008. The first commercial loan relationship is a construction company with residual loan exposure of $3.7 million. The bank negotiated a settlement resulting in a recovery of $0.8 million. In the third quarter of 2007, S&T recorded a charge of $7.2 million. Concurrent with the settlement, S&T released a specific reserve of $2.0 million, which had been established in the second quarter of 2007. The second relationship is a sales and service company with loan exposure of $3.6 million. S&T negotiated a settlement resulting in a $1.1 million charge. This was partially offset with the release of a specific reserve of $0.9 million, which had been established in the first quarter of 2008. The third commercial loan relationship was a construction company totaling $1.3 million. During the second quarter of 2008 a specific reserve of $1.2 million has been allocated to this commercial loan relationship. This relationship was placed on nonperforming loan status. These commercial relationships have been adequately reserved as determined by the quarterly impairment analysis and risk-rating process performed by the loan administration department.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

Net loan charge-offs totaled $2.1 million or 0.15 percent of average loans on an annualized basis for the first six months of 2008 as compared to $0.9 million or 0.07 percent of average loans on an annualized basis in the first six months of 2007. Net loan charge-offs during the first six months of 2008 were impacted by a $1.1 million charge-off on a loan with the sales and service company in the second quarter of 2008, offset by a $0.8 million recovery on the aforementioned construction company. The balance of nonperforming loans, which included loans past due 90 days or more, at June 30, 2008 was $16.0 million or 0.46 percent of total loans. This compares to nonperforming loans of $16.8 million or 0.60 percent of total loans at December 31, 2007. Nonperforming assets totaled $17.8 million or 0.41 percent of total assets at June 30, 2008 and $17.3 million or 0.51 percent of total assets at December 31, 2007. There are no loans 90 days past due and still accruing interest. The provision for loan losses was $1.2 million for the first six months of 2008, as compared to $3.5 million for the same period of 2007. The provision was the result of management’s detailed analysis of the adequacy of the allowance for loan losses and is consistent with commercial loan growth, loan charge-off levels and the resolution of the two aforementioned commercial loan relationships.

Deposits

Average total deposits increased by $52.0 million, or 2 percent, during the six months ended June 30, 2008 as compared to the 2007 full year average. S&T acquired $75.7 million of average deposits with the IBT acquisition. Changes in the average deposit mix include increases of $29.9 million in certificates of deposit, $26.0 million in demand deposits, $21.4 million in money market accounts and $14.3 million in NOW accounts. Offsetting these increases is a decrease of $39.6 million in savings accounts. The increase in demand deposits is primarily attributable to cash management products and services. The decrease in savings accounts is primarily attributable to S&T being less aggressive with competitive pricing strategies as borrowings currently have a slight pricing advantage. We are willing to accept slightly less robust deposit growth in the short-term in order to take advantage of this circumstance.

The S&T Cash Management account pricing feature allows S&T to better complement shifting interest rate sensitivity. S&T Cash Management accounts totaled $675.9 million at June 30, 2008 and $811.6 million at December 31, 2007. Core deposit growth has been an important strategic initiative for S&T, through the expansion of retail facilities, promotions and new products. Other important strategies include providing cash management services to commercial customers to increase transaction related deposits, and enhanced delivery services such as electronic banking.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Certificates of deposit of $100,000 and over were eleven and ten percent of total deposits at June 30, 2008 and at December 31, 2007, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, management believes that S&T has the ability to access both public and private markets to raise long-term funding if necessary. S&T had $1.9 and $2.8 million of brokered retail certificates of deposit outstanding at June 30, 2008 and December 31, 2007, respectively. The issuance of brokered retail certificates of deposits was an ALCO strategy in prior years to increase liquidity for loan demand, as an alternative to increased borrowings.

Borrowings

Average borrowings by S&T increased $127.8 million for the first six months of 2008 as compared to full year 2007 average. The increase is the result of increased loan growth that was not fully funded by maturing investment securities or deposit growth, and to take advantage of low short-term funding sources. Borrowings are comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings. S&T defines REPOs with our local retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

The largest increase in average borrowings for the first six months of 2008 is a $108.1 million increase in FHLB advances compared to the 2007 full year average. The average balance in retail REPOs increased approximately $17.1 million for the first six months of 2008 compared to the 2007 full year average. S&T views retail REPOs as a relatively stable source of funds because most of these accounts are with local long-term customers. Average federal funds purchased decreased by $7.7 million and average wholesale REPOs decreased by $9.8 million for the first six months of 2008 compared to the full year 2007 average.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

Average long-term borrowings have increased by $20.1 million in the first six months of 2008 as compared to the full year 2007 average. S&T had long-term borrowings outstanding of $187.4 million at June 30, 2008 at a fixed rate and $93.7 million at a variable rate.

During the first quarter of 2008, S&T completed a private placement to a financial institution of $20.0 million of floating rate trust preferred securities. The trust preferred securities mature in March 2038, and are callable at S&T’s option, after five years, and bear interest initially at a rate of 6.44 percent per annum and quarterly adjusts with the three-month LIBOR plus 350 basis points. S&T will make interest payments to the trustee beginning on June 15, 2008 and quarterly thereafter. The proceeds from the sale of the trust preferred securities was used to partially finance the acquisition of IBT.

During the second quarter of 2008, S&T Bank issued $20.0 million of junior subordinated debt through a private placement with three financial institutions at an initial rate of 6.40 percent and floats quarterly with 3-month LIBOR plus 350 basis points. If all or any portion of the subordinated debt ceases to be deemed to be Tier 2 Capital due to a change in applicable capital regulations, S&T will have the right to redeem, on any interest payment date, subject to a 30 day written notice and prior approval by the FDIC, the subordinated debt at the applicable redemption rate which starts at a high of 102.82 percent at June 15, 2009 and decreases yearly to 100 percent on June 15, 2013 and thereafter and can be called after five years. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on June 15, 2018.

Also during the second quarter of 2008, S&T Bank issued $25.0 million of junior subordinated debt through a private placement with a financial institution at an initial rate of 5.15 percent and floats quarterly with 3-month LIBOR plus 250 basis points. At any time after May 30, 2013, S&T will have the right to redeem all or a portion of the subordinated debt, subject to a 30 day written notice and prior approval by the FDIC. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on May 30, 2018.

Capital Resources

Shareholders’ equity increased $100.9 million at June 30, 2008, compared to December 31, 2007. Net income was $28.7 million, and dividends declared to shareholders were $16.1 million for the six months ended June 30, 2008. Also effecting capital is a decrease of $79.0 million in treasury stock primarily as a result of issuing 2,751,749 shares to the former IBT shareholders as well as a decrease of $5.7 million in unrealized gains on securities available for sale, net of tax, which is included in other comprehensive income. The S&T Board of Directors authorized stock buyback programs in 2005 and 2006 of one million shares each, or approximately four percent of shares outstanding in each year. On June 18, 2007, S&T’s Board of Directors authorized an additional buyback program of one million shares until June 30, 2008. During 2007, S&T repurchased 971,400 shares through these programs at an average cost of $32.74 per share. During the first six months of 2008, there were no purchases of S&T common stock under the 2007 program.

S&T paid 53 percent of net income in dividends, equating to a projected annual dividend yield of approximately four percent utilizing the June 30, 2008 closing market price of $29.06. The book value of S&T’s common stock was $16.00 at June 30, 2008 and $13.75 at December 31, 2007. S&T continues to maintain a strong capital position with a leverage ratio of 8.1 percent at June 30, 2008 and 8.6 percent at December 31, 2007 as compared to the minimum regulatory guideline of 3.0 percent. S&T’s risk-based capital Tier I and Total ratios were 8.0 percent and 11.1 percent, respectively, at June 30, 2008 and 9.5 percent and 11.6 percent respectively at December 31, 2007. These ratios place S&T above the Federal Reserve Board’s risk-based capital guidelines of 4.0 percent and 8.0 percent for Tier I and Total, respectively.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC for the issuance of up to $150.0 million of a variety of securities including debt and capital securities, preferred and common stock and warrants. S&T can use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2008, S&T had not utilized the shelf registration statement.

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

We believe the presentation of net interest income on a fully tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the consolidated statements of income is reconciled to net interest income adjusted to a fully tax-equivalent basis on pages 25 and 28.

Operating revenue is the sum of net interest income and noninterest income less security gains. In order to understand the significance of net interest income to S&T’s business and operating results, S&T management believes it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

RESULTS OF OPERATIONS

Six months ended June 30, 2008 compared to

Six months ended June 30, 2007

Net Income

Net income was $28.7 million or $1.14 diluted earnings per share for the first six months of 2008 as compared to $27.2 million or $1.08 diluted earnings per share for the same period of 2007. The increase in net income during the first six months of 2008 was primarily the result of increases in net interest income, a significantly lower loan loss provision and an increase in noninterest income, offset by lower security gains and an increase in noninterest expense compared to the first six months of 2007. The return on average assets was 1.62 percent for the six months ended June 30, 2008, as compared to 1.64 percent for the six months ended June 30, 2007. The return on average equity was 15.97 percent for the six months ended June 30, 2008 compared to 16.81 percent for the same period of 2007.

Net Interest Income

Net interest income on a fully taxable equivalent basis was $66.6 million, a $7.0 million or 12 percent increase for the first six months of 2008 as compared to $59.6 million for the same period of 2007. The increase in net interest income was a result of a $194.9 million increase in average interest-earning assets and improvement in the net interest margin with $98.4 million of this growth related to the IBT acquisition. The net interest margin on a fully taxable equivalent basis was 4.04 percent in the first six months of 2008 as compared to 3.85 percent in the same period of 2007. The increase in the net interest margin is primarily attributable to the effect of decreasing short-term interest rates, in combination with an increasingly sloped yield curve and strong loan growth. S&T’s balance sheet is currently liability sensitive, with funding costs decreasing faster than asset yields during the first half of 2008.

For the first six months of 2008, average loans increased $229.2 million, and average securities and federal funds sold decreased $34.3 million as compared to the same period of 2007. The yields on average loans decreased by 98 basis points from the comparable period in 2007 and the yield on average securities decreased by one basis point. Overall yields on interest-earning assets were 6.26 percent and 7.08 percent for the six months ended June 30, 2008 and 2007, respectively.

For the first six months of 2008, balances of average interest-bearing deposits increased by $51.5 million as compared to the same period of 2007. The cost of deposits totaled 2.51 percent, a decrease of 124 basis points from the comparable period in 2007 due to lower rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 154 basis points to 3.79 percent as a result of lower short-term rates as compared to the same period of 2007. Overall funding costs decreased 125 basis points to 2.75 percent at June 30, 2008 as compared to the same period of 2007. Positively affecting net interest income was a $36.6 million increase in average net free funds during the first six months of 2008 as compared to the same period of 2007. Average net free funds are the excess of demand deposits, other non-interest bearing

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

liabilities and shareholders’ equity over nonearning assets. The increase is primarily due to successful marketing of new demand accounts and corporate cash management services and increased retained earnings.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 78 percent and 77 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in the first six months of 2008 and 2007. The level and mix of interest-earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment and the shifting yield curve.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Six Months Ended June 30,
(dollars in thousands)	2008	2007
Interest income per consolidated statements of income	$100,891	$107,208
Adjustment to fully taxable equivalent basis	2,375	2,402

Interest income adjusted to fully taxable equivalent basis	103,266	109,610
Interest expense	36,700	50,047

Net interest income adjusted to fully taxable equivalent basis	$66,566	$59,563

Average Balance Sheet and Net Interest Income Analysis

	Six Months Ended June 30,
	2008			2007
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$2,938.4	$94.7	6.48%	$2,709.2	$100.2	7.46%
Securities/other (1)	377.9	8.6	4.58%	412.2	9.4	4.59%

Total interest-earning assets	3,316.3	103.3	6.26%	3,121.4	109.6	7.08%
Noninterest-earning assets	238.2			207.4

TOTAL	$3,554.5			$3,328.8

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,213.5	$8.8	1.46%	$1,194.5	$18.8	3.18%
Time deposits	964.2	18.4	3.83%	931.7	20.7	4.48%
Borrowed funds < 1 year	248.1	2.8	2.30%	162.8	4.1	5.04%
Borrowed funds > 1 year	256.4	6.7	5.22%	234.9	6.4	5.53%

Total interest-bearing liabilities	2,682.2	36.7	2.75%	2,523.9	50.0	4.00%
Noninterest-bearing liabilities:
Demand deposits	468.1			438.7
Shareholders’ equity/other	404.2			366.2

TOTAL	$3,554.5			$3,328.8

Net yield on interest-earning assets			4.04%			3.85%

Net Interest Income		$66.6			$59.6

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Six Months Ended June 30, 2008 Compared to June 30, 2007 Increase (Decrease)(1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans(2)	$8,479	$(14,052)	$(5,573)
Securities/other(2)	(780)	9	(771)

Total interest-earning assets	7,699	(14,043)	(6,344)

Interest paid on:
NOW/money market/savings	$299	$(10,315)	$(10,016)
Time deposits	721	(3,035)	(2,314)
Borrowed funds < 1 year	2,135	(3,367)	(1,232)
Borrowed funds > 1 year	590	(375)	215

Total interest-bearing liabilities	3,745	(17,092)	(13,347)

Change in net interest income	$3,954	$3,049	$7,003

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2008 and 2007.

Provision for Loan Losses

The provision for loan losses was $1.2 million for the first six months of 2008 and $3.5 million for the same period of 2007. The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes within the allowance for loan loss model are directionally consistent with the growth in commercial loans, loan charge-off levels and resolution of the two aforementioned commercial loan relationships during the first six months of 2008.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. During the second quarter, S&T had improvements in delinquencies and nonperforming loan levels. Also affecting the amount of the allowance for loan losses, and resulting provision, is loan growth and portfolio composition. Most of the loan growth during the first six months of 2008 and 2007 is attributable to larger-sized commercial loans. For the first six months of 2008, net loan charge-offs were $2.1 million and net loan charge-offs were $0.9 million for the first six months 2007. The most significant net charge-off in 2008 was the aforementioned $1.1 million charge-off on the loan with a sales and service company that had a specifically assigned reserve of $0.9 million.

Noninterest Income

Noninterest income, excluding security gains, increased $1.1 million or 7 percent, to $18.7 million in the first six months of 2008 as compared to the same 2007 period. Increases included $0.9 million or 25 percent in other income, $0.4 million or 10 percent in insurance commissions and an increase of $0.3 million or 6 percent service charges on deposit accounts, offset by a decrease of $0.2 million in letter of credit fees and $0.2 million in mortgage banking fees. The increase of $0.9 million in other noninterest income is primarily due to a $0.4 million gain on the Visa, Inc. initial public offering, strong performances in debit and credit card activities increasing $0.4 million, an increase of $0.6 million in commercial swap fees and $0.1 million of debt prepayment gains associated with the IBT acquisition. Offsetting these increases is a decrease of $0.6 million of fair value adjustments for deferred compensation trust plans. The decrease of $0.2 million in letter of credit fees is attributable to changing customer preferences for this type of product. The decrease in mortgage banking activities is attributable to a $0.2 million impairment charge in the mortgage servicing valuation in the first six months of 2008. Wealth management fees remained relatively flat at $3.8 million for the first six months of 2008 and 2007.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

S&T recognized $1.2 million of losses on available for sale securities in the first six months of 2008 as compared to $2.1 million of gains in the same period of 2007. The decrease of $3.4 million is primarily due to less market opportunities for equity securities during the six months ended June 30, 2008, a de-emphasis on this portfolio as a core revenue source and $0.7 million of losses related to restructuring the IBT debt securities portfolio . Also included in net investment security losses for the first six months of 2008 is a $1.3 million loss recognized from the fair market value adjustment on three bank equity holdings as an other-than-temporary impairment in accordance with FSP 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

Noninterest Expense

Noninterest expense increased by $4.7 million or 13 percent during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Salaries and employee benefit expense increased $0.6 million or three percent primarily attributable to the effects of year-end merit increases, higher incentive accruals since most incentive plans are primarily earnings per share based and higher full-time equivalent levels as a result of the IBT acquisition. Average full-time equivalent staff was 822 at June 30, 2008 compared to 792 at June 30, 2007. Occupancy, furniture and equipment expense increased $0.6 million or 12 percent during the first six months of 2008 as compared to the same period 2007, as a result of several facility restructurings and branch additions that occurred during the period. Other taxes decreased $0.1 million or six percent due to a decrease in Pennsylvania shares tax. Data processing expense increased $0.2 million or 8 percent as compared to the same period in 2007 as a result of conversion expenses related to the IBT acquisition, partially offset by the renegotiation of the current contract and a change in data communication processes. Marketing expenses increased $0.4 million or 32 percent as a result of additional promotions and new customer account packages associated with the IBT acquisition. Amortization of intangibles increased $0.1 million or 83 percent due to the IBT acquisition. Other noninterest expense increased $2.9 million or 55 percent during the first six months of 2008 and is primarily attributable to a $1.6 million increase in the reserve for unfunded loan commitments, a $1.4 million valuation adjustment for five affordable housing limited partnerships, offset by decreases of $0.2 million for the reversal of previously accrued expense for potential liability related to litigation matters of Visa U.S.A. that was established in the fourth quarter of 2007.

S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 47 percent for the six months ended June 30, 2008 and 46 percent for the same period of 2007.

Federal Income Taxes

Federal income tax expense increased $0.9 million or 9 percent in the first six months of 2008 as compared to the first six months of 2007. The effective tax rate for the first six months of 2008 was 29 percent and 28 percent in the same period of 2007, which is below the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects. S&T currently does not incur any alternative minimum tax.

RESULTS OF OPERATIONS

Three months ended June 30, 2008 compared to

Three months ended June 30, 2007

Net Income

Net income was $13.9 million or $0.54 diluted earnings per share for the second quarter of 2008 as compared to $13.9 million or $0.56 diluted earnings per share for the same period of 2007. The relatively flat performance during the second quarter of 2008 was primarily the result of increased operating expenses and lower security gains, partially offset by an increase in net interest income and significantly lower loan loss provision. The return on average assets was 1.51 percent at June 30, 2008, as compared to 1.66 percent at June 30, 2007. The return on average equity was 14.78 percent at June 30, 2008 compared to 17.07 percent for the same period of 2007.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

Net Interest Income

On a fully tax-equivalent basis net interest income was $34.9 million, a $4.7 million or 16 percent increase for the three months ended June 30, 2008 as compared to $30.2 million for the same period of 2007. The increase in net interest income was a result of a $300.0 million increase in average interest-earning assets and improvement in the net interest margin with $98.4 million of this growth related to the IBT acquisition. The net interest margin on a fully taxable equivalent basis was 4.08 percent for the three months ended June 30, 2008 as compared to the 3.86 percent in the same period of 2007. The increase in the net interest margin is primarily attributable to the effect of decreasing short-term interest rates, in combination with an increasingly sloped yield curve and strong loan growth with improved pricing.

For the three months ended June 30, 2008, average loans increased $317.4 million, and average securities and federal funds sold decreased $17.4 million as compared to the same period of 2007. S&T acquired $64.7 million of average loans and $33.7 million of average securities with the IBT acquisition. The yields on average loans decreased by 124 basis points from the comparable period in 2007 and the yield on average securities increased by three basis points. Overall yields on earning assets were 6.05 percent for the three months ending June 30, 2008 and 7.10 percent for the three months ending June 30, 2007.

For the three months ended June 30, 2008, balances of average interest-bearing deposits increased by $80.6 million as compared to the same period of 2007. S&T acquired $75.7 million of average deposits with the IBT acquisition. The cost of interest-bearing deposits totaled 2.17 percent, a decrease of 158 basis points from the comparable period in 2007 due to decreased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 187 basis points to 3.45 percent as a result of lower short-term rates. Overall funding costs decreased 157 basis points to 2.43 percent for the three months ended June 30, 2008 as compared to the same period of 2007.

Positively affecting net interest income was a $58.4 million increase in average net free funds during the second quarter of 2008 compared to the same period of 2007. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders’ equity over nonearning assets. The increase is primarily due to successful marketing of new demand accounts and corporate cash management services and increased retained earnings.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 78 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in the second quarter of 2008 and 77 percent in the same period of 2007. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Three Months Ended June 30,
(dollars in thousands)	2008	2007
Interest income per consolidated statements of income	$50,433	$54,274
Adjustment to fully taxable equivalent basis	1,227	1,216

Interest income adjusted to fully taxable equivalent basis	51,660	55,490
Interest expense	16,791	25,321

Net interest income adjusted to fully taxable equivalent basis	$34,869	$30,169

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis

	Three Months Ended June 30,
	2008			2007
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$3,048.0	$47.2	6.23%	$2,730.6	$50.8	7.47%
Securities/Other (1)	386.2	4.5	4.65%	403.6	4.7	4.62%

Total interest-earning assets	3,434.2	51.7	6.05%	3,134.2	55.5	7.10%
Noninterest-earning assets	267.1			210.3

TOTAL	$3,701.3			$3,344.5

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,212.6	$3.2	1.05%	$1,198.5	$9.4	3.15%
Time deposits	1,001.2	8.8	3.52%	934.8	10.5	4.51%
Borrowed funds < 1 year	296.8	1.4	1.94%	158.7	2.0	5.05%
Borrowed funds > 1 year	269.7	3.4	5.12%	246.6	3.4	5.50%

Total interest-bearing liabilities	2,780.3	16.8	2.43%	2,538.6	25.3	4.00%
Noninterest-bearing liabilities:
Demand deposits	498.3			445.6
Shareholders’ equity/Other	422.7			360.3

TOTAL	$3,701.3			$3,344.5

Net yield on interest-earning assets			4.08%			3.86%

Net interest income		$34.9			$30.2

(1)	The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2008 Compared to June 30, 2007 Increase (Decrease) Due to (1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans (2)	$5,910	$(9,563)	$(3,653)
Securities/Other (2)	(200)	23	(177)

Total interest-earning assets	5,710	(9,540)	(3,830)

Interest paid on:
NOW/money market/savings	$111	$(6,384)	$(6,273)
Time deposits	747	(2,482)	(1,735)
Borrowed funds < 1 year	1,737	(2,308)	(571)
Borrowed funds > 1 year	317	(268)	49

Total interest-bearing liabilities	2,912	(11,442)	(8,530)

Change in net interest income	$2,798	$1,902	$4,700

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2008 and 2007.

Provision for Loan Losses

The provision for loan losses was $(0.1) million for the three months ended June 30, 2008 and $1.3 million for the same period of 2007. During the second quarter, S&T had improvements in delinquencies and nonperforming loan levels. The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes within the allowance for loan loss model are directionally consistent with the growth in commercial loans, loan charge-off levels and resolution for the two aforementioned commercial loan relationships during the second quarter of 2008.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. Also affecting the amount of the allowance for loan losses, and the resulting provision, is loan growth and portfolio composition. Most of the loan growth during the second quarter of 2008 and 2007 is attributable to larger-sized commercial loans. Net charged-off loans were $2.2 million and $0.8 million for the second quarter 2008 and 2007, respectively. The most significant charge-off for the second quarter of 2008 was the aforementioned $1.1 million charge-off on a loan with the sales and service company that had a specifically assigned reserve of $0.9 million.

Noninterest Income

Noninterest income, excluding security gains, increased $0.8 million or 8 percent for the three months ended June 30, 2008 as compared to 2007. Insurance commissions increased $0.3 million attributable to stronger overall sales volume during the second quarter of 2008. Service charges and fees increased $0.2 million primarily attributable to higher account analysis fees and insufficient funds fees due to customer behavior patterns during the second quarter of 2008. Other income increased $0.5 million in the second quarter of 2008 as compared to the same period of 2007 due to increases in debit/credit card revenues and commercial swap fees. Offsetting these increases is a decrease of $0.2 million in letter of credit fees.

S&T recognized $1.8 million of net losses on available for sale securities in the three months ended June 30, 2008 as compared to $0.5 million of net gains in the same period of 2007. The decrease of $2.3 million in realized security gains is primarily the result of $1.1 million of other-than-temporary impairment charges for two bank equity securities, a strategic de-emphasis of this portfolio as a core revenue source and $0.7 million of losses related to restructuring the IBT debt securities portfolio.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

Noninterest Expense

Noninterest expense increased by $4.3 million or 24 percent during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Salaries and employee benefit expense increased $0.5 million or 4 percent primarily attributable to the effects of year-end merit increases, higher incentive accruals now that plans are primarily earnings per share based, higher medical plan costs and increased full-time equivalent staff levels as a result of the IBT acquisition. Average full-time equivalent staff was 846 at June 30, 2008 compared to 797 at June 30, 2007. Occupancy, furniture and equipment expense increased by $0.2 million or 8 percent during the three months ended June 30, 2008 as compared to the same period 2007 as a result of several facility remodelings and additions that occurred during the period. Data processing expense increased $0.4 million or 28 percent in the second quarter of 2008 as compared to the second quarter of 2007 as a result of conversion expenses related to the IBT acquisition, offset by the renegotiation of the current contract and a change in data communication processes. Marketing expenses increased $0.3 million or 50 percent as a result of additional promotions and new customer account packages associated with the IBT acquisition. Amortization of intangibles increased $0.1 million due to the IBT acquisition. Other noninterest expense increased $2.8 million or 107 percent during the second quarter of 2008 as compared to the same period in 2007, and is primarily attributable to a $1.4 million increase in the reserve for unfunded loan commitments and a $1.4 million valuation adjustment for five affordable housing limited partnerships.

S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 50 percent for the three months ended June 30, 2008 and 46 percent for the same period of 2007.

Federal Income Taxes

Federal income tax expense increased $0.3 million in the second quarter of 2008 as compared to the second quarter of 2007. The effective tax rate for the second quarter of 2008 was 28 percent and 27 percent for 2007, which is below the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with LIHTC and Federal Historic Tax Credit projects. S&T currently does not incur any alternative minimum tax.

Critical Accounting Policies and Judgments

S&T’s consolidated financial statements are prepared based upon the application of certain critical accounting policies affecting accounts such as: securities, income taxes, joint ventures, allowance for loan losses, mortgage servicing rights valuations and goodwill and other intangibles. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect S&T’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on S&T’s future financial condition and results of operations. S&T’s critical accounting policies are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in S&T’s Annual Report on Form 10-K, as filed with the SEC on February 29, 2008. There have been no material changes in S&T’s critical accounting policies since December 31, 2007.

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

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS - continued

Future Factors include:

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	credit losses;

•	sources of liquidity;

•	legislation affecting the financial services industry as a whole, and/or S&T and its subsidiaries individually or collectively;

•	regulatory supervision and oversight, including required capital levels;

•	increasing price and product/service competition by competitors, including new entrants;

•	rapid technological developments and changes;

•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;

•	the mix of products/services;

•	containing costs and expenses;

•	governmental and public policy changes, including environmental regulations;

•	reliance on large customers;

•	technological, implementation and cost/financial risks in large, multi-year contracts;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing;

•	financial resources in the amounts, at the times and on the terms required to support our future businesses;

•	changes in the local economy in western-Pennsylvania area;

•	managing our internal growth and acquisitions in general and the integration of the recent IBT acquisition in particular; and

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in among other things, a reduced demand for credit and other services.

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

The gap and cumulative gap represent the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of June 30, 2008.

(dollars in thousands)	Interest Rate Sensitivity June 30, 2008
GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
Repricing Assets:
Cash/Due From Banks	$—	$—	$—	$102,001
Securities	47,897	43,562	90,861	257,778
Other Investments	26,426	—	—	—
Net Loans	1,593,805	278,170	458,927	1,097,966
Other Assets	—	—	—	356,176

Total	1,668,128	321,732	549,788	1,813,921
Repricing Liabilities:
Demand	—	—	—	595,992
NOW	27,025	27,025	54,051	108,102
Money Market	212,286	—	—	—
Savings	716,675	25,799	51,597	103,195
Certificates	682,218	227,902	142,692	140,001
Repos & Short-term Borrowings	472,045	—	—	—
Long-term Borrowings	129,207	13,918	85,735	52,304
Other Liabilities/Equity	—	—	—	485,800

Total	2,239,456	294,644	334,075	1,485,394

Gap	(571,328)	27,088	215,713	328,527

Cumulative GAP	$(571,328)	$(544,240)	$(328,527)	$—

Rate Sensitive Assets/Rate Sensitive Liabilities	June 30, 2008	December 31, 2007
Cumulative 6 months	0.74	0.78
Cumulative 12 months	0.79	0.81

S&T’s one-year gap position at June 30, 2008 indicates a liability sensitive position. This means that more liabilities than assets will reprice during the measured time frames. The implications of a liability sensitive position will differ depending upon the change in market interest rates. For example, with a liability sensitive position in a declining interest rate environment, more liabilities than assets will decrease in rate. This situation could result in an increase to our interest rate spreads, net interest income and operating income. Conversely, with a liability sensitive position in a rising interest rate environment, more liabilities than assets will increase in rate. This situation could result in a decrease to our interest rate spreads, net interest income and operating income.

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

Change in Pretax net interest income (dollars in millions)	Immediate Change in Rates
	+300 bps	-300 bps
June 30, 2008	$(5.0)	$(4.7)
December 31, 2007	$(4.4)	$(2.9)

The results in the -300 basis point shock scenario are not consistent with a liability sensitive gap position, which would indicate an increase in net interest income. This is primarily due to: (1) rates on regular savings, NOW and money market accounts lagged when short-term rates increased and cannot be decreased to any great extent as rates go down; and (2) loan refinance activity will be considerable in a rate down interest rate scenario.

Comparing June 2008 to December 2007, the change in net interest income in the -300 basis point shock scenario is mainly due to a larger balance sheet related to the June 2008 acquisition of Irwin Bank. The percent change in net interest income (-2.76 percent versus -2.41 percent) was not significant. The decline in the percent change is a result of modeling a -300 basis point shock in a lower interest rate environment offset by an increase in long-term variable rate funding. Since December 2007 short-term rates have decreased by 225 basis points. With interest rates at this low level, variable rate loans, short duration time deposits, core deposits, and short-term variable rate borrowings are not repriced at the full -300 basis points in shock down scenarios. As a result these variable rate assets and funding sources hit floors quickly while fixed rate assets continue to reprice at the -300 basis point rate reduction.

Consistent with a liability sensitive gap position, the +300 rate shock results show pretax net interest income decreasing in an increasing interest rate environment. The change in net interest income in the +300 basis point shock scenario was also affected by a larger balance sheet from the acquisition of Irwin Bank. When comparing June 2008 to December 2007, the percent change in net interest income (-2.96 percent versus -3.62 percent) was not significant. The improvement in the percent change is due to the refinement of core deposit rate change sensitivity assumptions offset by an increase in long-term variable rate funding. Historical data indicates that as market rates increase, core deposit rates did not increase as much as previously assumed. Rate change sensitivity assumptions utilized in modeling core deposits in rate shock scenarios were refined to reflect historical experience.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in S&T’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors.

Risk factors are presented in Item 1A of S&T’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008. Management believes that there have been no material changes in S&T’s risk factors since December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following information describes the activity that has taken place during the first six months of 2008 with respect to S&T’s share repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares that can be Purchased Under the Plans
January 1, 2008 – January 31, 2008 (1)	—	$—	—
February 1, 2008 – February 29, 2008	—	—	—
March 1, 2008 – March 31, 2008	—	—	—
April 1, 2008 – April 30, 2008	—	—	—
May 1, 2008 – May 31, 2008	—	—	—
June 1, 2008 – June 30, 2008	—	—	—

Total	—	$—	—	1,000,000

(1)	On June 18, 2007, the S&T Board of Directors authorized and announced a new stock buyback program until June 30, 2008 for up to an additional one million shares. No shares were repurchased in 2008.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

S&T’s Annual Meeting of Shareholders was held on April 21, 2008 in Indiana, Pennsylvania. Of the 24,586,486 shares of common stock outstanding as of record date of February 28, 2008, 19,682,218 shares, or 80.1 percent of S&T’s common stock, were present or represented by proxy at the meeting, constituting a quorum. The results of the matters submitted to the shareholders were as follows.

1. Elect four directors to S&T’s board of directors, each to serve for a term of three years or until a successor has been elected and qualified:

Name	Votes For	Votes Withheld	Broker Non-Votes
Todd D. Brice	18,335,387	1,346,829	N/A
William J. Gatti	18,337,319	1,344,897	N/A
James V. Milano	18,462,797	1,219,419	N/A
Charles A. Spadafora	18,342,111	1,340,104	N/A

Continuing Directors whose terms expire in 2009:

John J. Delaney, Michael J. Donnelly, Frank W. Jones, Christine J. Olson and Alan Papernick

Continuing Directors whose terms expire in 2010:

Thomas A. Brice, James L. Carino, Jeffrey D. Grube, Joseph A. Kirk, David L. Krieger and James C. Miller

OTHER INFORMATION - continued

Item 4 - continued

2. To amend the Articles of Incorporation and By-laws of S&T to provide for the annual election of all directors.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
19,291,042	266,186	124,390	N/A

3. To ratify the selection of KPMG, LLP as an independent registered public accounting firm for the fiscal year 2008.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
19,564,092	69,458	48,066	N/A

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

Exhibit 3.1

Articles of Amendment. Filed herewith.

Exhibit 3.2

Bylaws of S&T Bancorp, Inc. Filed herewith.

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

S&T Bancorp, Inc.
(Registrant)

Date: August 7, 2008	/s/ Wendy S. Bell
Wendy S. Bell
Chief Accounting Officer