Form 10-Q
period 2008-09-30
S&T BANCORP INC
filed 2008-11-05
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Common Stock, $2.50 Par Value - 27,594,416 shares as of October 24, 2008

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Cash and due from banks	$67,872	$74,879
Securities available for sale	467,579	358,822
Other investments	29,265	13,833
Loans held for sale	452	899
Portfolio loans, net of allowance for loan losses of $43,235 at September 30, 2008 and $34,345 at December 31, 2007	3,534,900	2,761,695
Premises and equipment, net	46,233	37,629
Goodwill	163,333	50,087
Other intangibles, net	12,318	2,461
Bank owned life insurance	50,754	35,626
Other assets	88,379	71,690

Total Assets	$4,461,085	$3,407,621

LIABILITIES
Deposits:
Noninterest-bearing demand	$600,246	$459,708
Interest-bearing demand	220,778	151,686
Money market	215,192	144,408
Savings	844,846	946,967
Time deposits	1,250,820	919,056

Total Deposits	3,131,882	2,621,825
Securities sold under repurchase agreements and federal funds purchased	174,656	100,258
Short-term borrowings	377,850	80,000
Long-term borrowings	190,302	201,021
Junior subordinated debt	90,619	25,000
Other liabilities	45,059	41,957

Total Liabilities	4,010,368	3,070,061
SHAREHOLDERS’ EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	—	—
Common stock ($2.50 par value) Authorized – 50,000,000 shares in 2008 and 2007 Issued – 29,714,038 shares in 2008 and 2007	74,285	74,285
Additional paid-in capital	43,139	27,502
Retained earnings	395,367	375,654
Accumulated other comprehensive (loss) income	(3,305)	2,900
Treasury stock (2,125,528 shares at September 30, 2008 and 5,162,951 shares at December 31, 2007, at cost)	(58,769)	(142,781)

Total Shareholders’ Equity	450,717	337,560

Total Liabilities and Shareholders’ Equity	$4,461,085	$3,407,621

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and share data in thousands, except per share data)	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$52,630	$50,738	$145,951	$149,625
Deposits with banks and federal funds sold	2	28	3	33
Investment securities:
Taxable	3,503	2,935	8,909	8,999
Tax-exempt	1,076	651	2,465	1,961
Dividends	205	409	979	1,351

Total Interest Income	57,416	54,761	158,307	161,969
INTEREST EXPENSE
Deposits	12,281	20,801	39,484	60,357
Securities sold under repurchase agreements and federal funds purchased	669	925	1,504	3,385
Short-term borrowings	1,680	379	3,684	1,966
Long-term borrowings and junior subordinated debt securities	3,615	3,380	10,273	9,824

Total Interest Expense	18,245	25,485	54,945	75,532
NET INTEREST INCOME	39,171	29,276	103,362	86,437
Provision for loan losses	6,156	1,142	7,317	4,625

Net Interest Income After Provision for Loan Losses	33,015	28,134	96,045	81,812
NONINTEREST INCOME
Security (losses) gains, net	(341)	1,129	(1,559)	3,265
Service charges on deposit accounts	3,599	2,605	8,755	7,477
Wealth management fees	2,118	1,751	5,887	5,585
Letter of credit fees	343	421	1,318	1,568
Insurance commissions	2,073	1,874	6,112	5,559
Mortgage banking	380	244	572	613
Other	2,088	3,605	6,659	7,257

Total Noninterest Income	10,260	11,629	27,744	31,324
NONINTEREST EXPENSE
Salaries and employee benefits	11,725	9,910	32,298	29,917
Occupancy, net	1,578	1,427	4,814	4,375
Furniture and equipment	1,183	996	3,243	2,756
Other taxes	677	583	2,119	2,123
Data processing	1,365	1,179	4,104	3,714
Marketing	799	549	2,461	1,810
Amortization of intangibles	358	71	655	233
FDIC assessment	131	74	280	227
Other	4,524	3,340	12,704	8,624

Total Noninterest Expense	22,340	18,129	62,678	53,779

Income Before Taxes	20,935	21,634	61,111	59,357
Provision for Income Taxes	5,249	5,973	16,708	16,524

Net Income	$15,686	$15,661	$44,403	$42,833

Earnings per common share:
Net Income – Basic	$0.57	$0.64	$1.72	$1.73
Net Income – Diluted	0.57	0.63	1.71	1.72
Dividends declared per common share	0.31	0.30	0.93	0.90
Average Common Shares Outstanding – Basic	27,417	24,529	25,764	24,798
Average Common Shares Outstanding – Diluted	27,602	24,691	25,935	24,960

See notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

( in thousands, except share and per share data)	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2007		$74,285	$26,698	$349,447	$4,014	$(115,393)	$339,051
Net income for nine months ended September 30, 2007	$42,833			42,833			42,833
Other comprehensive income, net of tax
Change in unrealized losses on securities of $2,303 net of reclassification adjustment for gains included in net income of $3,265 and reclassification adjustment of $1,606 related to Rabbi Trust and tax benefit of ($2,876)	(4,298)				(4,298)		(4,298)

Comprehensive Income	$38,535

Cash dividends declared ($0.90 per share)				(22,176)			(22,176)
Treasury stock acquired (971,400 shares)						(31,802)	(31,802)
Treasury stock issued for stock options exercised (153,303 shares)			(843)			4,195	3,352
Recognition of restricted stock compensation expense			116				116
Tax benefit from nonstatutory stock options exercised			596				596
Recognition of nonstatutory stock option compensation expense			341				341
Adjustment to initially apply FIN 48				(150)			(150)

Balance at September 30, 2007		$74,285	$26,908	$369,954	($284)	$(143,000)	$327,863

Balance at January 1, 2008		$74,285	$27,502	$375,654	$2,900	$(142,781)	$337,560
Net income for nine months ended September 30, 2008	$44,403			44,403			44,403
Other comprehensive income, net of tax
Change in unrealized losses on securities of $11,121 net of reclassification adjustment for losses included in net income of ($1,559) and tax benefit of ($3,347).	(6,215)				(6,215)		(6,215)
Change in pension obligation	10				10		10

Comprehensive Income	$38,198

Cash dividends declared ($0.93 per share)				(24,690)			(24,690)
Treasury stock issued (285,674 shares)			(1,396)			7,899	6,503
Recognition of restricted stock compensation expense			286				286
Tax benefit from nonstatutory stock options exercised			804				804
Recognition of nonstatutory stock option compensation expense			341				341
Treasury stock issued in acquisition (2,751,749 shares)			15,602			76,113	91,715

Balance at September 30, 2008		$74,285	$43,139	$395,367	$(3,305)	$(58,769)	$450,717

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2008	2007
Operating Activities
Net Income	$44,403	$42,833
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,317	4,625
Depreciation and amortization	3,549	2,788
Net amortization of investment security premiums	697	640
Recognition of stock-based compensation expense	1,148	553
Security losses (gains), net	1,559	(3,265)
Deferred income taxes	(5,858)	67
Tax benefits from stock-based compensation	(776)	(204)
Mortgage loans originated for sale	(13,769)	(13,173)
Proceeds from the sale of loans	14,394	12,964
Gain on the sale of loans, net	(178)	(300)
Increase in interest receivable	(6,122)	(659)
Increase in interest payable	80	1,157
Increase (decrease) in other assets	7,084	(4,286)
(Increase) decrease in other liabilities	(2,794)	4,244

Net Cash Provided by Operating Activities	50,734	47,984
Investing Activities
Net increase of interest-earning deposits with banks	(12)	—
Proceeds from maturities of securities available for sale	50,247	67,562
Proceeds from sales of securities available for sale	146,279	5,441
Purchases of securities available for sale	(73,331)	(8,489)
Net increase in loans	(294,662)	(88,465)
Purchases of premises and equipment	(4,047)	(4,118)
Payment for purchase of IBT, net of cash acquired	(68,304)	—

Net Cash Used in Investing Activities	(243,830)	(28,069)
Financing Activities
Net (decrease) increase in core deposits	(114,764)	42,540
Net increase in time deposits	51,221	12,329
Net increase (decrease) in short-term borrowings	297,850	(25,000)
Net decrease in securities sold under repurchase agreements and federal funds purchased	(28,940)	(37,212)
Proceeds from long-term borrowings	20,000	50,000
Repayments of long-term borrowings	(87,698)	(10,686)
Proceeds from junior subordinated debt securities	64,888	—
Acquisition of treasury stock	—	(31,802)
Treasury stock issued for stock option exercises	6,503	3,352
Cash dividends paid to shareholders	(23,747)	(22,428)
Tax benefits from stock-based compensation	776	204

Net Cash Provided (Used) by Financing Activities	186,089	(18,703)
(Decrease) increase in Cash and Cash Equivalents	(7,007)	1,212
Cash and Cash Equivalents at Beginning of Period	74,879	59,980

Cash and Cash Equivalents at End of Period	$67,872	$61,192

Non Cash Activities
Transfers to other real estate owned	$623	$346
Net assets acquired in acquisition, excluding cash and cash equivalents	160,019	—

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of S&T Bancorp, Inc. and subsidiaries (“S&T”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. S&T operates within one business segment, community banking, providing a full range of services to individual and corporate customers. The condensed consolidated balance sheet as of December 31, 2007 has been extracted from the audited financial statements included in S&T’s 2007 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

The financial statements of S&T have been prepared in accordance with GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of S&T and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments of 20 percent – 50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting.

For the nine month periods ended September 30, 2008 and 2007, interest paid was $44,636,000 and $78,148,000, respectively. Income taxes paid during the first nine months of 2008 were $17,928,000 compared to $15,058,000 for the same period of 2007.

Certain amounts in prior years’ financial statements have been reclassified to conform to the current year’s presentation. The reclassifications had no effect on S&T’s financial condition or results of operations.

NOTE B—NET INCOME PER SHARE

S&T’s basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. S&T’s common stock equivalents consist of outstanding stock options and restricted stock. Excluded from the calculation were anti-dilutive stock options for 551,000 and 564,000 shares for the nine months ended September 30, 2008 and 2007, respectively.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares outstanding (basic)	27,416,807	24,529,448	25,764,275	24,798,043
Impact of common stock equivalents	185,409	161,287	170,370	161,521

Weighted average shares outstanding (diluted)	27,602,216	24,690,735	25,934,645	24,959,564

NOTE C—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. S&T adopted SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a significant impact on S&T’s financial position or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 enables entities to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is expected to expand the use of fair-value measurements and achieve a long-term objective of reporting all financial instruments at fair value. S&T elected to not expand the use of fair value under SFAS No. 159.

In December 2007, FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interest, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS Nos. 141R and 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141R will be applied to all business entities and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the December 15, 2008 effective date. S&T is in the process of determining the impact of applying SFAS Nos. 141R and 160 on S&T’s financial position and results of operations.

NOTE D—ACQUISITION

On June 6, 2008, S&T completed the acquisition of 100 percent of the voting shares of IBT Bancorp, Inc. located in Irwin, Pennsylvania, (“IBT”) which was the sole shareholder of Irwin Bank, in a stock and cash transaction valued at approximately $177.1 million. Pursuant to the terms of the merger agreement, shareholders of IBT were entitled to elect to receive for each share of IBT common stock that they owned, either $31.00 in cash or 0.93 of a share of S&T common stock. S&T issued 2,751,749 shares of common stock out of its treasury shares at a recorded fair value of $91.7 million based on $33.33 per share which was the closing price on May 12, 2008, the day before the IBT shareholders approved the merger and paid a total of $75.1 million in cash to the former IBT shareholders. The acquisition significantly expands S&T’s market share in the growing Allegheny and Westmoreland County markets in Western Pennsylvania. The acquisition was accounted for under the purchase method, and all transactions of IBT since the acquisition date are included in S&T’s consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of IBT. However, there may be additional adjustments through June 2009 as additional information becomes available.

(dollars in thousands)	June 7, 2008 Unaudited
Assets
Cash and cash equivalents	$17,066
Securities	253,347
Other investments	5,856
Loans, net of allowance of $5,420	485,860
Premises and other equipment	7,451
Goodwill and other intangibles	123,246
Other assets	23,962

Total assets acquired	$916,788

Liabilities
Deposits	$573,601
Borrowings	160,316
Other liabilities	5,786

Total liabilities assumed	739,703

Net assets acquired	$177,085

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

Presented below is certain unaudited pro forma information for the nine months ended September 30, 2008 and 2007, as if IBT had been acquired on January 1, 2008 and 2007, respectively. These results combine the historical results of IBT for the period from January 1, 2008 to June 6, 2008 and for the nine months ended September 30, 2007 with the results of S&T. The results of IBT exclude certain non-recurring merger related expenses (including contract buy-outs, $5,183; change-in-control payments, $1,014; and legal and consulting expense, $2,244). These pro forma results which include certain adjustments for the estimated impact of purchase accounting adjustments, are not necessarily indicative of what results would have been had the acquisition taken place on the indicated dates.

(dollars in thousands)	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Revenue	$144,001	$132,080
Net income	49,649	45,150
Basic EPS	$1.82	$1.64
Diluted EPS	$1.80	$1.63

NOTE E—FAIR VALUE

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

SFAS No. 157 requires the use of observable market data when available.

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

If quoted market prices are not available, fair value is based upon internal valuation techniques that use, where possible, current market-based or independently sourced market parameters, such as interest rates. Items valued using such valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Impaired Loans

A loan is considered to be impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. S&T’s policy for impairment includes commercial and commercial real estate loans greater than $500,000 for which a specific reserve has been established as a component of the allowance for loan losses. Impairment is measured based on the fair value of the underlying collateral. When the fair value is based on an observable market price or a current appraisal, impaired loans are classified as Level 2. When a current appraisal is not available, or if management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the impaired loans are classified as Level 3. Impaired loans are recorded in portfolio loans in S&T’s Consolidated Balance Sheet.

Mortgage Servicing Rights

On January 1, 2007, S&T adopted fair-value accounting under SFAS No. 156 “Accounting for Servicing of Financial Assets,” for mortgage servicing rights (“MSRs”). The market value of the MSRs are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

These MSRs, which totaled $1,867,000 as of September 30, 2008, are classified as part of other assets on S&T’s Consolidated Balance Sheet. Changes in fair value for MSRs are recorded in mortgage banking in S&T’s Consolidated Statements of Income. MSRs are classified as Level 3 because the valuation model includes significant unobservable inputs.

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

These interest rate swaps are marked to market on a quarterly basis after considerations of counterparty and S&T credit risk and collateral. Because the estimated fair market value includes certain observable inputs, it is considered a Level 2 fair value.

Items Measured at Fair Value on a Recurring Basis

The following table presents S&T’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at September 30, 2008.

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$8,473	$458,056	$1,050	$467,579
Impaired Loans	—	31,912	13,959	45,871
Trading account assets	2,922	—	—	2,922
Mortgage servicing rights	—	—	1,867	1,867
Interest rate swaps	—	5,742	—	5,742

Total Assets	$11,395	$495,710	$16,876	$523,981

Liabilities
Interest rate swaps	—	$5,995	—	$5,995

Total Liabilities	—	$5,995	—	$5,995

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents the changes in the Level 3 fair-value category for the nine-month period ended September 30, 2008. S&T classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

(dollars in thousands)	Beginning Balance at January 1, 2008	Principal Transactions	Gains/(Losses) Realized and Unrealized	Transfers in and or out of Level 3	Ending Balance at September 30, 2008
Assets
Securities available for sale (1)	$750	$300	$—	$—	$1,050
Impaired Loans (2)	9,498	4,471	—	—	13,959
Mortgage servicing rights (3)	1,861	(75)	81	—	1,867

(1)

Changes in fair value for available for sale investments are recorded in accumulated other comprehensive income, while gains and losses from sales are recorded in net security gains(losses) on the Condensed Consolidated Statements of Income.

(2)	Changes in fair value of the underlying collateral on impaired loans are recorded in provision for loans losses on the Condensed Consolidated Statements of Income.
(3)	Unrealized gains (losses) on MSRs are recorded in mortgage banking noninterest income on the Condensed Consolidated Statements of Income.

NOTE F—MORTGAGE LOAN SERVICING

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

For the nine months ended September 30, 2008 and 2007, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $14.4 million and $13.0 million, respectively. At September 30, 2008 and 2007, S&T’s servicing portfolio totaled $174.5 million and $178.3 million, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents changes in MSRs as of and for the nine months ended September 30, 2008 and 2007:

	Servicing Rights	Valuation Allowance	Net Carrying Value and Fair Value
(dollars in thousands)
Balance at January 1, 2008	$2,017	$156	$1,861
Additions/(reductions)	179	(85)	264
Amortization	(258)	—	(258)

Balance at September 30, 2008	$1,938	$71	$1,867

	Servicing Rights	Valuation Allowance	Net Carrying Value and Fair Value
(dollars in thousands)
Balance at January 1, 2007	$2,124	$56	$2,068
Additions/(reductions)	170	(35)	205
Amortization	(244)	—	(244)

Balance at September 30, 2007	$2,050	$21	$2,029

NOTE G—EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T’s defined benefit plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2008	2007	2008	2007
Service cost – benefits earned during the period	$531	$489	$1,496	$1,491
Interest cost on projected benefit obligation	884	756	2,533	2,236
Expected return on plan assets	(1,387)	(1,231)	(4,010)	(3,698)
Net amortization and deferral	(1)	4	7	12

Net Periodic Pension Expense	$27	$18	$26	$41

As previously disclosed, S&T made no contributions to its pension plan in 2008. No contributions are expected to be made for 2008.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE H—SECURITIES

The amortized cost and market value of securities are as follows:

September 30, 2008

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. government corporations and agencies	$190,700	$1,357	$(58)	$191,999
Collateralized mortgage obligations of U.S. government corporations and agencies	53,801	350	(50)	54,101
Mortgage-backed securities	79,027	278	(352)	78,953
Obligations of state and political subdivisions	125,477	193	(2,566)	123,104
Other securities	25	—	—	25

Debt securities available for sale	449,030	2,178	(3,026)	448,182
Marketable equity securities	19,518	1,427	(1,726)	19,219
Other securities	178	—	—	178

Total	$468,726	$3,605	$(4,752)	$467,579

December 31, 2007
	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. government corporations and agencies	$144,230	$1,220	$(128)	$145,322
Collateralized mortgage obligations of U.S. government corporations and agencies	58,780	377	(161)	58,996
Mortgage-backed securities	28,053	21	(502)	27,572
Obligations of state and political subdivisions	81,045	253	(209)	81,089

Debt securities available for sale	312,108	1,871	(1,000)	312,979
Marketable equity securities	33,767	10,134	(2,590)	41,311
Other securities	4,532	—	—	4,532

Total	$350,407	$12,005	$(3,590)	$358,822

For securities classified as available for sale, S&T does not believe any individual unrealized loss as of September 30, 2008 represents an other-than-temporary impairment. S&T performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. S&T management considers the length of time and the extent to which the market value has been less than cost and the financial condition of the issuer. The unrealized losses on 202 debt securities at September 30, 2008 are attributable to changes in interest rates. The unrealized losses on 11 marketable equity securities at September 30, 2008 are attributable to temporary declines in market value. S&T has both the intent and the ability to hold the securities referenced in the table above for a time necessary to recover the amortized cost or, in the case of the debt securities, until maturity.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

There were $3.1 million and $3.4 million in gross realized gains and $4.6 million and $0.1 million in gross realized losses for the nine months ended September 30, 2008 and 2007, respectively, relative to securities available for sale. S&T recognized other-than-temporary impairments totaling $3.9 million on five equity securities and $0.7 million of realized losses from restructuring the IBT debt securities during the first nine months of 2008 and a $0.1 million of other-than temporary impairment on one equity security during the nine months ended September 30, 2007, which are included in the gross unrealized losses. For the three months ended September 30, 2008 and 2007, there were $2.2 million and $1.1 million in gross realized gains and $2.6 million and zero gross realized losses, respectively, relative to securities available for sale. For the three months ended September 30, 2008, S&T recognized other-than-temporary impairments of $2.6 million on two equity securities and had no other-than-temporary impairment for the three months ended September 30, 2007.

The following tables present the age of gross unrealized losses and market value by investment category:

September 30, 2008

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$25,033	$(58)	$—	$—	$25,033	$(58)
Collateralized mortgage obligations of U.S. government corporations and agencies	12,301	(50)	—	—	12,301	(50)
Mortgage-backed securities	16,315	(83)	9,791	(269)	26,106	(352)
Obligations of state and political subdivisions	79,441	(2,564)	364	(2)	79,805	(2,566)

Debt securities available for sale	133,090	(2,755)	10,155	(271)	143,245	(3,026)
Marketable equity securities	5,597	(1,726)	—	—	5,597	(1,726)

Total temporarily impaired securities	$138,687	$(4,481)	$10,155	$(271)	$148,842	$(4,752)

December 31, 2007

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$—	$—	$43,378	$(128)	$43,378	$(128)
Collateralized mortgage obligations of U.S. government corporations and agencies	12,513	(37)	15,076	(124)	27,589	(161)
Mortgage-backed securities	—	—	21,420	(502)	21,420	(502)
Obligations of state and political subdivisions	—	—	43,087	(209)	43,087	(209)

Debt securities available for sale	12,513	(37)	122,961	(963)	135,474	(1,000)
Marketable equity securities	15,545	(2,590)	—	—	15,545	(2,590)

Total temporarily impaired securities	$28,058	$(2,627)	$122,961	$(963)	$151,019	$(3,590)

The amortized cost and estimated market value of debt securities at September 30, 2008, by expected maturity, are as set forth in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Available for Sale (dollars in thousands)	Amortized Cost	Estimated Market Value
Due in one year or less	$75,941	$76,201
Due after one year through five years	155,974	156,932
Due after five years through ten years	111,485	111,193
Due after ten years	105,630	103,856

Total Debt Securities Available for Sale	$449,030	$448,182

At September 30, 2008 and December 31, 2007, investment securities with a principal amount of $434,773,000 and $279,835,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTE I—LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

(dollars in thousands)	September 30, 2008	December 31, 2007
Real estate – construction	$407,834	$329,875
Real estate – mortgages:
Residential	844,378	610,250
Commercial	1,360,054	965,770
Commercial and industrial	879,664	815,306
Consumer	86,205	74,839

Gross Portfolio Loans	3,578,135	2,796,040
Allowance for loan losses	(43,235)	(34,345)

Total Portfolio Loans	3,534,900	2,761,695
Loans held for sale	452	899

Total Loans	$3,535,352	$2,762,594

Changes in the allowance for loan losses for the nine months ended September 30 were as follows:

(dollars in thousands)	2008	2007
Balance at beginning of year	$34,345	$33,220
Charge-offs	(5,758)	(5,747)
Recoveries	1,911	2,046

Net charge-offs	(3,847)	(3,701)
Provision for loan losses	7,317	4,625
Acquired loan loss reserve	5,420	—

Balance at end of period	$43,235	$34,144

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

The principal balances of loans on nonaccrual status were $32,793,000 and $16,798,000 at September 30, 2008 and December 31, 2007, respectively. Other real estate owned, which is included in other assets, was $1,111,000 at September 30, 2008 and $488,000 at December 31, 2007.

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans as of September 30, 2008 and December 31, 2007:

(dollars in thousands)	September 30, 2008	December 31, 2007
Recorded investment in loans considered to be impaired	$45,871	$14,965
Recorded investment in impaired loans with no related allowance for loan losses	18,594	10,332
Loans considered to be impaired that were on a nonaccrual basis	16,006	6,356
Allowance for loan losses related to loans considered to be impaired	6,713	2,919
Average recorded investment in impaired loans	26,727	21,110
Total interest income per contractual terms on impaired loans	1,823	1,710
Interest income on impaired loans recognized on a cash basis	800	461

NOTE J—BORROWINGS

Following is a summary of short-term borrowings at:

(dollars in thousands)	September 30, 2008	December 31, 2007
Securities sold under repurchase agreements	$174,656	$84,458
Federal funds purchased	—	15,800
Federal Home Loan Bank Advances	377,850	80,000

Total	$552,506	$180,258

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

Following is a summary of long-term debt at:

(dollars in thousands)	September 30, 2008	December 31, 2007
Long-term borrowings	$190,302	$201,021
Junior subordinated debt securities	90,619	25,000

Total	$280,921	$226,021

The purpose of these long-term borrowings is to match-fund selected new loan originations, to mitigate interest-rate sensitivity risk and to take advantage of discounted borrowing rates through the FHLB for community investment projects. S&T had long-term debt outstanding of $187.2 million at September 30, 2008 at a fixed rate and $93.7 million at a variable rate. Long-term borrowings included $50.0 million of repurchase agreement borrowings with embedded floors. The weighted average rates were 4.23 percent and 5.52 percent at September 30, 2008 and December 31, 2007, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued

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

NOTE K—GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T’s financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement. S&T’s exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $783,887,000, unfunded other loan commitments, comprised of credit card lines and home equity lines, totaled $176,307,000 and obligations under standby letters of credit totaled $171,248,000 at September 30, 2008.

NOTE L—LITIGATION

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

Business Summary

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania and with assets of approximately $4.5 billion at September 30, 2008. S&T provides a full range of financial services through a branch network of 55 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; financial and estate planning; estate and trust administration; investment management; employee benefit services and administration; corporate services and other fiduciary services. S&T’s common stock trades on the Nasdaq Global Select Market under the symbol “STBA.”

On June 6, 2008, S&T completed its acquisition of IBT, pursuant to an Agreement and Plan of Merger, by and between S&T and IBT, dated December 16, 2007 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, which was approved by the shareholders of IBT on May 13, 2008, IBT was merged with and into S&T, with the S&T being the

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS — continued

surviving corporation (the “Merger”). In connection with the Merger, IBT shareholders received for each share of IBT common stock they hold, at their election, either $31.00 in cash or 0.93 of a share of S&T common stock. IBT shareholders could elect to receive all cash, all S&T common stock, or a combination of cash and S&T common stock for their shares of IBT common stock, subject to the allocation procedures described in the Merger Agreement. Holders of options to purchase IBT common stock had their stock options cancelled for a cash payment equal to the difference between $31.00 and the exercise price per share for each such stock option, which IBT paid immediately prior to the merger.

S&T issued a total of 2,751,749 shares of S&T common stock at a recorded fair value of $91.7 million and paid a total of $75.1 million in cash to the former IBT shareholders.

Recent Government Regulation

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “Act”) was signed into law. The Act allocates up to $700 billion towards purchasing and insuring troubled assets held by financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Act establishes the basic framework and policy goals, and vests with the United States Treasury Department (“UST”) the authority to carry out the Act’s purpose.

On October 14, 2008, UST announced a voluntary Trouble Asset Relief Purchase Program (the “Program”) whereby UST will purchase senior preferred shares from qualifying United States financial institutions. Each participating institution may sell an amount of senior preferred shares ranging from 1.0% to 3.0% of its risk-weighted assets. The preferred shares are generally nonvoting, pay an initial dividend rate of 5.0% per year for the first five years increasing to 9.0% per year after year five, and are callable at par after three years or sooner with the proceeds of a qualifying offering of Tier 1 perpetual preferred stock or common stock for cash. UST will receive warrants to acquire common stock from the participating institution having an aggregate market price equal to 15.0% of the amount of capital invested by UST in the senior preferred shares and an exercise price equal to the average trailing 20-trading day market price of the institution’s common stock at the time of issuance. Participating institutions must agree to certain limitations on executive compensation, repurchases of junior preferred or common stock and increases in common stock dividend payments. The deadline for submitting an application to participate in the Program is November 14, 2008. S&T is in the process of fully analyzing the benefits and costs of participating in the Program in order to make a final determination as to whether or to what extent we would participate in the Program.

Financial Condition

Total assets averaged $3.8 billion in the first nine months of 2008 and $3.3 billion for the 2007 full year average. Average loans increased $391.4 million and average securities, other investments and federal funds sold increased $14.4 million in the first nine months of 2008 as compared to the 2007 full year average. Average deposits increased $199.9 million and average borrowings increased $217.1 million during the nine months ended September 30, 2008 as compared to the 2007 full year average.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS — continued

Average Balance Sheet and Net Interest Income Analysis

	Nine Months Ended September 30, 2008			Twelve Months Ended December 31, 2007
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$3,123.2	$148.0	6.33%	$2,731.8	$202.1	7.40%
Securities/other (1)	409.6	14.1	4.58%	395.2	18.3	4.63%

Total interest-earning assets	3,532.8	162.1	6.13%	3,127.0	220.4	7.05%
Noninterest-earning assets	287.6			209.1

TOTAL	$3,820.4			$3,336.1

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,243.6	$11.9	1.27%	$1,217.4	$37.5	3.08%
Time deposits	1,038.5	27.6	3.56%	934.7	42.1	4.50%
Borrowed funds < 1 year	329.1	5.2	2.11%	140.4	6.6	4.70%
Borrowed funds > 1 year	264.7	10.3	5.18%	236.3	13.0	5.51%

Total interest-bearing liabilities	2,875.9	55.0	2.55%	2,528.8	99.2	3.92%

Noninterest-bearing liabilities:
Demand deposits	511.6			441.7
Shareholders’ equity/other	432.9			365.6

TOTAL	$3,820.4			$3,336.1

Net yield on interest-earning assets			4.05%			3.87%

Net Interest Income		$107.1			$121.2

(1)	The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Lending Activity

Average loans increased $391.4 million to $3.1 billion during the nine months ended September 30, 2008 as compared to the 2007 full year average. Changes in the composition of the average loan portfolio included increases of $101.9 million of commercial and industrial loans, $129.1 million of residential mortgages and home equity loans, $157.4 million of commercial real estate loans and $3.0 million of consumer loans. S&T acquired $207.9 million of average loans with the IBT acquisition. The composition of the average acquired loan portfolio included $19.5 million of commercial and industrial loans, $88.9 million of residential mortgages and home equity loans, $94.0 of commercial real estate loans and $5.5 million of consumer loans.

Average commercial loans, including commercial real estate, commercial and industrial and real estate construction comprised 74 percent of the average loan portfolio for the nine months ended September 30, 2008 and 76 percent for the nine months ended September 30, 2007. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. Rates and terms for commercial real estate, equipment loans and lines of credit are normally negotiated, subject to such variables as the financial condition of the borrower, economic conditions, marketability of collateral, credit history of the borrower and future cash flows. The loan to value policy guideline for commercial real estate loans is generally 65-85 percent. Variable-rate commercial loans were 57 percent of the commercial loan portfolio at September 30, 2008 and 48 percent at December 31, 2007.

Average residential mortgage loans comprised 23 percent of the average loan portfolio for the nine months ended September 30, 2008 and 22 percent for the nine months ended September 30, 2007. Residential mortgage lending continues to be a strategic focus in 2008 through our centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is fairly well insulated

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS — continued

from the impact of potential future declines in its local real estate market due to its conservative mortgage lending policies. The loan to value policy guideline is 80 percent for residential first lien mortgages. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes assumed with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of the fair value of the mortgage property. At September 30, 2008 and December 31, 2007, nine and ten percent, respectively, of the residential mortgage portfolio consisted of adjustable rate mortgages with repricing terms of one, three and five years.

S&T periodically designates specific loan originations, generally longer-term, lower-yielding 1-4 family mortgages as held for sale and sells them to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, generate fee revenue from servicing, and maintain the primary customer relationship. During the nine months ended September 30, 2008 and 2007, S&T sold $14.4 million and $13.0 million, respectively, of 1-4 family mortgages and services $174.5 million of secondary market mortgage loans to Fannie Mae at September 30, 2008. S&T intends to continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Average consumer loans comprised three percent of the loan portfolio for the nine months ended September 30, 2008 and 2007. The average balance of consumer loans for the nine months ended September 30, 2008 was $77.8 million as compared to $74.8 million for the 2007 full year average. S&T offers a variety of unsecured and secured consumer loan and credit card products.

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

Securities Activity

Average securities, other investments and federal funds sold increased by $14.5 million in the first nine months of 2008 compared to the 2007 full year average primarily due to $110.5 million of average securities acquired with the IBT acquisition, offset by an average decrease of $96.0 million in securities which is attributable to an S&T Asset Liability Committee (“ALCO”) strategy to limit the replacement of matured investment securities with borrowings to mitigate interest rate risk. The components of the increase of $14.5 million include $19.0 million in obligations of state and political subdivisions, $18.6 million in mortgage-backed securities, $7.6 million in other investments and $0.8 million in other securities. Offsetting these increases are decreases of $17.6 million in U.S. government corporations and agencies, $13.0 million in marketable equity securities and $0.3 million of U.S. treasury securities. During the second quarter of 2008, S&T restructured the IBT debt securities portfolio to conform to S&T’s securities policy guidelines. The increase of $7.6 million in other investments in the first nine months of 2008 compared to the 2007 full year average are comprised of Federal Home Loan Bank (“FHLB”) stock that is a membership and borrowing requirement and is recorded at historical cost. The amount of S&T’s investment in FHLB stock depends upon S&T’s borrowing availability and level from the FHLB. Average federal funds sold decreased $0.6 million in the first nine months of 2008 compared to the 2007 full year average. At September 30, 2008, the equity securities portfolio had total market value of $19.2 million compared to $41.3 million at December 31, 2007 and net unrealized losses of $0.3 million at September 30, 2008 compared to net unrealized gains of $7.5 million at December 31, 2007. The primary cause of this market value decrease is due a general market decline, the retirement of $14.6 million of IBT common stock held by S&T prior to the acquisition and a strategy over the past two years to methodically reduce the equities portfolio. The equity securities portfolio consists of securities traded on the various stock markets and is subject to changes in market value.

S&T’s policy for security classification includes U.S. treasury securities, U.S. government corporations and agencies, mortgage-backed securities, collateralized mortgage obligations, states and political subdivisions, corporate securities, marketable equity securities and other securities classified as available for sale. On a quarterly basis, management evaluates the securities portfolios for other-than-temporary declines in market value in accordance with FASB issued Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” During the first nine months of 2008, there was $3.9 million of realized losses taken for other-than-temporary impairment on five bank equity investment securities. The performance of the equities and debt securities markets could

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS — continued

generate further impairment in future periods. At September 30, 2008, net unrealized losses on securities classified as available for sale, including equity securities, were $1.1 million as compared to net unrealized gains of $8.4 million at December 31, 2007. Net unrealized losses related to S&T’s debt securities portfolio totaled $0.8 million at September 30, 2008 and $0.9 million unrealized gains at December 31, 2007. S&T has the intent and ability to hold debt and equity securities until maturity or until market value recovers above cost or until maturity.

Allowance for Loan Losses

The balance in the allowance for loan losses was $43.2 million or 1.21 percent of total loans at September 30, 2008 as compared to $34.3 million or 1.23 percent of total loans at December 31, 2007. The increase in the allowance for loan losses is consistent with the growth of internally generated loans and $5.4 million of allowance for loan losses associated with the IBT acquisition. The allowance for loan losses also increased as a result of the establishment of $5.4 million of specific reserves for three commercial real estate loan credits during the third quarter of 2008, offset by the resolution of two commercial loan credits during the second quarter of 2008. S&T’s allowance for lending-related commitments such as unfunded commercial real estate, commercial and industrial term loan commitments and letters of credit totaled $1.8 million at September 30, 2008 and $0.9 million at December 31, 2007. The increase is primarily due to one troubled commercial letter of credit totaling $1.2 million. The allowance for lending-related commitments is included in other liabilities.

Problem loans are identified and continually monitored through detailed reviews of specific commercial loans, and the analysis of delinquency and charge-off levels of consumer loan portfolios. Management evaluates the degree of loss exposure for loans on a continuous basis through a formal allowance for loan loss policy as administered by S&T Bank’s Loan Administration Department and various management and director committees. Updates are presented to the S&T Board of Directors as to the status of loan quality. Charged-off and recovered loan amounts are applied to the allowance for loan losses. The allowance for loan losses is increased through a charge to current earnings through the provision for loan losses, based upon management’s assessment of the adequacy of the allowance for loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes a review of the historical charge-off rates for all loan categories as well as fluctuations and trends in various risk factors that have occurred within the portfolios economic life cycle. The analysis includes assessment of qualitative factors such as credit trends, unemployment trends, vacancy trends, loan growth and the degree of variable interest rate risk. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, S&T’s estimate of loan losses could also change.

Significant to this analysis and assessment is the loan portfolio composition of a higher mix of commercial loans. These loans are generally larger in size and, due to the continuing growth, many are not seasoned and may be more vulnerable to an economic slowdown. Management relies on its risk rating process to assess potential weaknesses within specific credits. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the allowance for loan losses. During the first nine months of 2008, the risk rating profile of the portfolio was primarily impacted by six commercial loan relationships, and two of these commercial loan relationships were resolved during second quarter of 2008. The first commercial loan relationship was a construction company with residual loan exposure of $3.7 million. The bank negotiated a settlement resulting in a recovery of $0.8 million. In the third quarter of 2007, S&T previously recorded a charge of $7.2 million for this loan relationship. Concurrent with the settlement, S&T released a specific reserve of $2.0 million, which had been established in the second quarter of 2007. The second relationship is a sales and service company with loan exposure of $3.6 million. S&T negotiated a settlement resulting in a $1.1 million charge. This was partially offset with the release of a specific reserve of $0.9 million, which had been established in the first quarter of 2008. The third commercial loan relationship was an internet marketing company totaling $1.2 million that was placed on nonperforming status and specific a reserve of $1.2 million was allocated to this commercial loan relationship during the second quarter of 2008.

During the third quarter of 2008, S&T established $5.4 million of specific reserves on three commercial real estate loans totaling $26.1 million. The first relationship is apartment rental complexes in western Pennsylvania with residual loan exposure of $15.4 million, and a specific reserve of $2.5 million has been allocated to this relationship. The second relationship is a condominium project with a residual loan exposure of $8.8 million. A specific reserve of $1.8 million has been established for this relationship. This relationship was placed into nonperforming status during the third quarter of 2008. The third relationship is within the food services industry with residual loan exposure of $1.9 million, and a specific reserve of $1.1 million has been allocated to this relationship. This relationship was placed into nonperforming status during the third quarter of 2008. Management believes these commercial relationships have been adequately reserved as determined by the quarterly impairment analysis and risk-rating process performed by the Loan Administration Department.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS — continued

Net loan charge-offs totaled $3.8 million or 0.16 percent of average loans on an annualized basis for the first nine months of 2008 as compared to $3.7 million or 0.18 percent of average loans on an annualized basis in the first nine months of 2007.

Net loan charge-offs during the first nine months of 2008 were primarily impacted by a $1.1 million charge-off on a loan with the aforementioned sales and service company in the second quarter of 2008, a $0.9 million charge-off on a construction company loan during the third quarter of 2008, offset by a $0.8 million recovery on the loan with aforementioned construction company. The balance of nonperforming loans, which included loans past due 90 days or more, at September 30, 2008 was $32.8 million or 0.92 percent of total loans. This compares to nonperforming loans of $16.8 million or 0.60 percent of total loans at December 31, 2007. Nonperforming assets totaled $33.9 million or 0.76 percent of total assets at September 30, 2008 and $17.3 million or 0.51 percent of total assets at December 31, 2007. There are no loans 90 days past due and still accruing interest. The provision for loan losses was $7.3 million for the first nine months of 2008, as compared to $4.6 million for the same period of 2007. The provision was the result of management’s detailed analysis of the adequacy of the allowance for loan losses and is consistent with commercial loan growth, loan charge-off levels and the level of specific reserves established for impaired commercial loan relationships, offset by the resolution of the two aforementioned commercial loan relationships.

Deposits

Average total deposits increased by $199.9 million, or 8 percent, during the nine months ended September 30, 2008 as compared to the 2007 full year average. Changes in the average deposit mix include increases of $104.2 million in certificates of deposit, $69.5 million in demand deposits, $34.8 million in money market accounts and $34.7 million in NOW accounts. Offsetting these increases is a decrease of $43.3 million in savings accounts. S&T acquired $242.6 million of average deposits with the IBT acquisition. The composition of these acquired deposits included $119.0 million in certificates of deposit, $58.8 million in demand and NOW accounts, $34.3 million of money market accounts and $30.5 million of savings accounts. The decrease in savings accounts is primarily attributable to S&T being less aggressive with competitive pricing strategies as borrowings currently have a slight pricing advantage. We are willing to accept slightly less robust deposit growth in the short-term in order to take advantage of these unique circumstances.

S&T Cash Management accounts totaled $628.8 million at September 30, 2008 and $811.6 million at December 31, 2007 and has an account pricing feature that allows S&T to better complement shifting interest rate sensitivity. Other important strategies include providing cash management services to commercial customers to increase transaction related deposits, and enhanced delivery services such as electronic banking. Core deposit growth is an important strategic initiative for S&T, through the expansion of retail facilities, promotions and new products.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Certificates of deposit of $100,000 and over were eleven and ten percent of total deposits at September 30, 2008 and at December 31, 2007, respectively, and primarily represent deposit relationships with local customers in our market area. In addition, when market conditions permit, management believes that S&T has the ability to access both public and private markets to raise long-term funding if necessary. S&T had $52.1 and $2.8 million of brokered retail certificates of deposit outstanding at September 30, 2008 and December 31, 2007, respectively. The issuance of brokered retail certificates of deposits is an ALCO strategy to increase liquidity for loan demand, as an alternative to increased borrowings.

Borrowings

Average borrowings by S&T increased $217.0 million for the first nine months of 2008 as compared to full year 2007 average. The increase is the result of increased loan growth that was not fully funded by maturing investment securities or deposit growth, and to take advantage of low short-term funding sources. Borrowings are comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings. S&T defines REPOs with our local retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS — continued

The largest increase in average borrowings for the first nine months of 2008 is a $158.5 million increase in FHLB advances compared to the 2007 full year average. FHLB advances are being utilized to fund loan growth as this type of borrowing has a slight pricing advantage for S&T. The average balance in retail REPOs increased approximately $48.0 million for the first nine months of 2008 compared to the 2007 full year average. S&T views retail REPOs as a relatively stable source of funds because most of these accounts are with local long-term customers. There has been a growing customer preference for retail REPOs due to the secured features of these accounts during these times of economic concern. Average federal funds purchased decreased by $8.0 million and average wholesale REPOs decreased by $9.8 million for the first nine months of 2008 compared to the full year 2007 average.

Average long-term borrowings have increased by $28.3 million in the first nine months of 2008 as compared to the full year 2007 average. S&T had long-term borrowings outstanding of $187.2 million at September 30, 2008 at a fixed rate and $93.7 million at a variable rate.

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

Also during the second quarter of 2008, S&T Bank issued $25.0 million of junior subordinated debt through a private placement with a financial institution at an initial rate of 5.15 percent and floats quarterly with 3-month LIBOR plus 250 basis points. At any time after May 30, 2013, S&T will have the right to redeem all or a portion of the subordinated debt, subject to a 30-day written notice and prior approval by the FDIC. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on May 30, 2018. The proceeds from the sale of these two subordinated debt issuances were also used to partially finance the acquisition of IBT.

Capital Resources

Shareholders’ equity increased $113.2 million at September 30, 2008, compared to December 31, 2007. Net income was $44.4 million, and dividends paid to shareholders were $23.7 million for the nine months ended September 30, 2008. Also effecting capital is a decrease of $84.0 million in treasury stock primarily as a result of issuing 2,751,749 shares to the former IBT shareholders as well as an increase of $6.2 million in unrealized losses on securities available for sale, net of tax, which is included in other comprehensive income. The S&T Board of Directors authorized stock buyback programs in 2005 and 2006 of one million shares each, or approximately four percent of shares outstanding in each year. On June 18, 2007, S&T’s Board of Directors authorized an additional buyback program of one million shares until June 30, 2008. During 2007, S&T repurchased 971,400 shares through these programs at an average cost of $32.74 per share. During the first nine months of 2008, there were no purchases of S&T common stock under the 2007 program. During 2008, S&T’s Board of Directors did not authorize any additional buyback programs.

S&T paid 53 percent of net income in dividends, equating to a projected annual dividend yield of approximately three percent utilizing the September 30, 2008 closing market price of $36.83. The book value of S&T’s common stock was $16.34 at September 30, 2008 and $13.75 at December 31, 2007. S&T continues to maintain a strong capital position with a leverage ratio of 7.2 percent at September 30, 2008 and 8.6 percent at December 31, 2007 as compared to the minimum regulatory guideline of 3.0 percent. S&T’s risk-based capital Tier I and Total ratios were 8.2 percent and 11.4 percent, respectively, at September 30, 2008 and 9.5 percent and 11.6 percent respectively at December 31, 2007. These ratios place S&T above the Federal Reserve Board’s risk-based capital guidelines of 4.0 percent and 8.0 percent for Tier I and Total, respectively.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC for the issuance of up to $150.0 million of a variety of securities including debt and capital securities, preferred and

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS — continued

common stock and warrants. S&T can use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2008, S&T had not utilized the shelf registration statement.

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

We believe the presentation of net interest income on a fully tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the consolidated statements of income is reconciled to net interest income adjusted to a fully tax-equivalent basis on pages 26 and 30.

Operating revenue is the sum of net interest income and noninterest income less security gains. In order to understand the significance of net interest income to S&T’s business and operating results, S&T management believes it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

RESULTS OF OPERATIONS

Nine months ended September 30, 2008 compared to

Nine months ended September 30, 2007

Net Income

Net income was $44.4 million or $1.71 diluted earnings per share for the first nine months of 2008 as compared to $42.8 million or $1.72 diluted earnings per share for the same period of 2007. The increase in net income during the first nine months of 2008 was primarily the result of increases in net interest income and an increase in noninterest income, offset by lower security gains, higher provision for loan losses and an increase in noninterest expense compared to the first nine months of 2007. The difference between changes in net income and earnings per share is primarily due to the 2.8 million shares issued as partial payment for the IBT acquisition in the second quarter of 2008. The return on average assets was 1.55 percent for the nine months ended September 30, 2008, as compared to 1.71 percent for the nine months ended September 30, 2007. The return on average equity was 15.19 percent for the nine months ended September 30, 2008 compared to 17.37 percent for the same period of 2007.

Net Interest Income

Net interest income on a fully taxable equivalent basis was $107.1 million, a $17.1 million or 19 percent increase for the first nine months of 2008 as compared to $90.0 million for the same period of 2007. The increase in net interest income was a result of a $409.6 million increase in average interest-earning assets and improvement in the net interest margin. $318.3 million of this growth is related to the IBT acquisition. The net interest margin on a fully taxable equivalent basis was 4.05 percent in the first nine months of 2008 as compared to 3.85 percent in the same period of 2007. The increase in the net interest margin is primarily attributable to the effect of decreasing short-term interest rates, in combination with an increasingly sloped yield curve, strong loan growth and better loan pricings. S&T’s balance sheet is currently liability sensitive, with funding costs decreasing faster than asset yields during the first nine months of 2008.

For the first nine months of 2008, average loans increased $403.5 million, and average securities and federal funds sold increased $6.0 million as compared to the same period of 2007. S&T acquired $207.9 million of average loans and $110.5 million of average securities with the IBT acquisition. The $195.6 million of average organic loan growth is attributable to commercial loans. The yields on average loans decreased by 112 basis points from the comparable period in 2007 and the yield on average securities decreased by three basis points. Overall yields on interest-earning assets were 6.13 percent and 7.09 percent for the nine months ended September 30, 2008 and 2007, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS — continued

For the first nine months of 2008, balances of average interest-bearing deposits increased by $139.1 million as compared to the same period of 2007. S&T acquired $201.8 million of average interest-bearing deposits with the IBT acquisition. The average organic decrease of $62.7 million is attributable to S&T being less aggressive with competitive pricing strategies, as borrowings currently have a slight pricing advantage. The cost of deposits totaled 2.31 percent, a decrease of 145 basis points from the comparable period in 2007 due to lower rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 180 basis points to 3.48 percent as a result of lower short-term rates as compared to the same period of 2007. Overall funding costs decreased 145 basis points to 2.55 percent at September 30, 2008 as compared to the same period of 2007. Positively affecting net interest income was a $60.7 million increase in average net free funds during the first nine months of 2008 as compared to the same period of 2007. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders’ equity over nonearning assets. The increase is primarily due to successful marketing of new demand accounts and corporate cash management services, acquired balances in the IBT acquisition and increased retained earnings.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 78 percent and 75 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in the first nine months of 2008 and 2007. The level and mix of interest-earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment and the shifting yield curve.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Nine Months Ended September 30,
(dollars in thousands)	2008	2007
Interest income per consolidated statements of income	$158,307	$161,969
Adjustment to fully taxable equivalent basis	3,760	3,572

Interest income adjusted to fully taxable equivalent basis	162,067	165,541
Interest expense	54,945	75,532

Net interest income adjusted to fully taxable equivalent basis	$107,122	$90,009

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS — continued

Average Balance Sheet and Net Interest Income Analysis

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$3,123.2	$148.0	6.33%	$2,719.7	$151.6	7.45%
Securities/other (1)	409.6	14.1	4.58%	403.6	13.9	4.61%

Total interest-earning assets	3,532.8	162.1	6.13%	3,123.3	165.5	7.09%
Noninterest-earning assets	287.6			209.2

TOTAL	$3,820.4			$3,332.5

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,243.6	$11.9	1.27%	$1,205.9	$28.7	3.18%
Time deposits	1,038.5	27.6	3.56%	937.1	31.7	4.52%
Borrowed funds < 1 year	329.1	5.2	2.11%	146.1	5.3	4.90%
Borrowed funds > 1 year	264.7	10.3	5.18%	238.0	9.8	5.52%

Total interest-bearing liabilities	2,875.9	55.0	2.55%	2,527.1	75.5	4.00%
Noninterest-bearing liabilities:
Demand deposits	511.6			441.8
Shareholders’ equity/other	432.9			363.6

TOTAL	$3,820.4			$3,332.5

Net yield on interest-earning assets			4.05%			3.85%

Net Interest Income		$107.1			$90.0

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS — continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Nine Months Ended September 30, 2008 Compared to September 30, 2007 Increase (Decrease)(1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans(2)	$22,494	$(26,110)	$(3,616)
Securities/other(2)	210	(68)	142

Total interest-earning assets	22,704	(26,178)	(3,474)

Interest paid on:
NOW/money market/savings	899	(17,756)	(16,857)
Time deposits	3,425	(7,440)	(4,015)
Borrowed funds < 1 year	6,699	(6,863)	(164)
Borrowed funds > 1 year	1,101	(652)	449

Total interest-bearing liabilities	12,124	(32,711)	(20,587)

Change in net interest income	$10,580	$6,533	$17,113

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2008 and 2007.

Provision for Loan Losses

The provision for loan losses was $7.3 million for the first nine months of 2008 and $4.6 million for the same period of 2007. The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes within the allowance for loan loss model are directionally consistent with the growth in commercial loans, loan charge-off levels and impact of the six aforementioned commercial loan relationships during the first nine months of 2008.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. During the third quarter, S&T had an increase in delinquencies and nonperforming loan levels, primarily due to the two aforementioned commercial real estate credits. Also affecting the amount of the allowance for loan losses, and resulting provision, is loan growth and portfolio composition. Most of the loan growth during the first nine months of 2008 and 2007 is attributable to larger-sized commercial loans as well as the acquisition of IBT in second quarter 2008. For the first nine months of 2008, net loan charge-offs were $3.8 million and net loan charge-offs were $3.7 million for the first nine months 2007. The most significant net charge-offs in 2008 were the aforementioned $1.1 million charge-off on a loan with a sales and service company that had a specifically assigned reserve of $0.9 million and a $0.9 million charge-off on a loan with a construction company.

Noninterest Income

Noninterest income, excluding security gains (losses), increased $1.2 million or 4 percent, to $29.3 million in the first nine months of 2008 as compared to the same 2007 period. Increases included $1.3 million or 17 percent service charges on deposit accounts, $0.6 million or ten percent in insurance commissions and an increase of $0.3 million or five percent in wealth management fees, offset by decreases of $0.6 million or eight percent in other noninterest income, $0.3 million or 16 percent in letter of credit fees and a $0.1 million or 7 percent in mortgage banking fees. The increase of $1.3 million in service charges on deposit fees is primarily related to fees charged for insufficient funds and account analysis fees incurred during the period. The increase of $0.6 million in insurance commissions is primarily attributable to stronger overall sales volumes during the period. The increase of $0.3 million in wealth management fees is related to increased brokerage and annuity commissions. Offsetting these increases are decreases of $0.6 million in other noninterest income primarily due to a reclassification of investment securities held in the deferred compensation plan trust to a trading classification from available for sale classification. The reclassification generated a one-time favorable adjustment of $1.2 million in the third quarter of

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS — continued

2007 and $1.2 million of current year market adjustment for the deferred compensation plans, offset by a $0.4 million non-recurring gain from the Visa, Inc. initial public offering in the first quarter of 2008, a $0.5 million increase in commercial swap fees, a $0.8 million increase in debit/credit card activities and a $0.1 million of debt prepayment gains associated with the IBT acquisition. The decrease of $0.3 million in letter of credit fees is attributable to changing customer preferences for this type of product.

S&T recognized $1.6 million of losses on available for sale securities in the first nine months of 2008 as compared to $3.3 million of gains in the same period of 2007. Included in the 2008 results were $0.7 million of realized losses from restructuring the IBT debt securities portfolio in the second quarter of 2008, and $3.9 million of other-than-temporary impairment charges on five bank equity holdings in accordance with FSP 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Partially offsetting the realized losses and impairments were $3.0 million of realized equity security gains for the nine months ended September 30, 2008.

Noninterest Expense

Noninterest expense increased by $8.9 million or 17 percent during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Salaries and employee benefit expense increased $2.4 million or eight percent primarily attributable to the addition of 73 full-time equivalent staff, mostly due to the IBT acquisition, normal year-end merit increases and higher incentive accruals. Salaries and employee benefits were also affected by the current year market adjustment for the deferred compensation plans. Occupancy, furniture and equipment expense increased $0.9 million or 13 percent during the first nine months of 2008 as compared to the same period 2007, as a result of the net acquisition of eight new branches with the IBT acquisition, and one de novo branch opened by S&T during the year. Data processing expense increased $0.4 million or 11 percent as compared to the same period in 2007 as a result of conversion expenses related to the IBT acquisition, partially offset by the renegotiation of the current contract and a change in data communication processes. Marketing expenses increased $0.7 million or 36 percent as a result of additional promotions and new customer account packages associated with the IBT acquisition. Amortization of intangibles increased $0.4 million or 181 percent due to the IBT acquisition. Other noninterest expense increased $4.1 million or 38 percent during the first nine months of 2008 and is primarily attributable to a $1.6 million increase in the reserve for unfunded loan commitments, a $1.4 million valuation adjustment for five affordable housing limited partnerships, a $0.5 increase in amortization for affordable housing limited partnerships, a $0.3 million increase in postage and supplies primarily associated with the IBT acquisition and a $0.5 million increase in telephone expense due to a change in data communication processes.

S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 46 percent for the nine months ended September 30, 2008 and for the same period of 2007.

Federal Income Taxes

Federal income tax expense increased $0.2 million or one percent in the first nine months of 2008 as compared to the first nine months of 2007. The effective tax rate for the first nine months of 2008 was 27 percent and 28 percent in the same period of 2007, which is below the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects. S&T currently does not incur any alternative minimum tax.

RESULTS OF OPERATIONS

Three months ended September 30, 2008 compared to

Three months ended September 30, 2007

Net Income

Net income was $15.7 million or $0.57 diluted earnings per share for the third quarter of 2008 as compared to $15.7 million or $0.63 diluted earnings per share for the same period of 2007. The flat performance in terms of net income during the third quarter of 2008 was primarily the result of increased operating expenses, security losses, and a higher loan loss provision, offset by an increase in net interest income. The decrease in diluted earnings per share is primarily due to the

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS — continued

2.8 million shares issued as partial payment for the IBT acquisition in the second quarter of 2008. The return on average assets was 1.44 percent at September 30, 2008, as compared to 1.86 percent at September 30, 2007. The return on average equity was 13.93 percent at September 30, 2008 compared to 19.17 percent for the same period of 2007.

Net Interest Income

On a fully tax-equivalent basis net interest income was $40.6 million, a $10.1 million or 33 percent increase for the three months ended September 30, 2008 as compared to $30.4 million for the same period of 2007. The increase in net interest income was a result of $834.2 million increase in average interest-earning assets and improvement in the net interest margin. $752.0 million of this growth is related to the IBT acquisition. The net interest margin on a fully taxable equivalent basis improved to 4.07 percent for the three months ended September 30, 2008 as compared to the 3.86 percent in the same period of 2007. The increase in the net interest margin is primarily attributable to the effect of decreasing short-term interest rates, in combination with an increasingly sloped yield curve and strong loan growth with improved pricing.

For the three months ended September 30, 2008, average loans increased $748.3 million, and average securities and federal funds sold increased $85.9 million as compared to the same period of 2007. S&T acquired $491.0 million of average loans and $261.0 million of average securities with the IBT acquisition. The $257.3 million of average organic loan growth is primarily attributable to commercial loans. The yields on average loans decreased by 136 basis points from the comparable period in 2007 and the yield on average securities decreased by seven basis points. Overall yields on earning assets were 5.91 percent for the three months ending September 30, 2008 and 7.10 percent for the three months ending September 30, 2007.

For the three months ended September 30, 2008, balances of average interest-bearing deposits increased by $311.9 million as compared to the same period of 2007. S&T acquired $476.6 million of average interest-bearing deposits with the IBT acquisition. The average organic decrease of $164.7 is attributable to S&T being less aggressive with competitive pricing strategies, as borrowings currently have a slight pricing advantage. The cost of interest-bearing deposits totaled 1.96 percent, a decrease of 183 basis points from the comparable period in 2007 due to decreased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 212 basis points to 3.08 percent as a result of lower short-term rates. Overall funding costs decreased 176 basis points to 2.23 percent for the three months ended September 30, 2008 as compared to the same period of 2007.

Positively affecting net interest income was a $109.6 million increase in average net free funds during the third quarter of 2008 compared to the same period of 2007. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders’ equity over nonearning assets. The increase is primarily due to successful marketing of new demand accounts and corporate cash management services, demand deposit balances acquired with the IBT acquisition and increased retained earnings.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 79 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in the third quarter of 2008 and 74 percent in the same period of 2007. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Three Months Ended September 30,
(dollars in thousands)	2008	2007
Interest income per consolidated statements of income	$57,416	$54,761
Adjustment to fully taxable equivalent basis	1,385	1,170

Interest income adjusted to fully taxable equivalent basis	58,801	55,931
Interest expense	18,245	25,485

Net interest income adjusted to fully taxable equivalent basis	$40,556	$30,446

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS — continued

Average Balance Sheet and Net Interest Income Analysis

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$3,488.8	$53.4	6.08%	$2,740.5	$51.4	7.44%
Securities/other (1)	472.5	5.4	4.58%	386.6	4.5	4.65%

Total interest-earning assets	3,961.3	58.8	5.91%	3,127.1	55.9	7.10%
Noninterest-earning assets	385.2			212.9

TOTAL	$4,346.5			$3,340.0

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,303.2	$3.0	0.92%	$1,228.1	$9.8	3.18%
Time deposits	1,185.5	9.3	3.11%	948.7	11.0	4.58%
Borrowed funds < 1 year	489.2	2.3	1.91%	113.4	1.3	4.56%
Borrowed funds > 1 year	281.0	3.6	5.12%	244.1	3.4	5.49%

Total interest-bearing liabilities	3,258.9	18.2	2.23%	2,534.3	25.5	3.99%
Noninterest-bearing liabilities:
Demand deposits	597.8			447.0
Shareholders’ equity/other	489.8			358.7

TOTAL	$4,346.5			$3,340.0

Net yield on interest-earning assets			4.07%			3.86%

Net Interest Income		$40.6			$30.4

(1)	The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2008 Compared to September 30, 2007 Increase (Decrease)(1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans(2)	$14,037	$(12,080)	$1,957
Securities/other(2)	1,006	(93)	913

Total interest-earning assets	15,043	(12,173)	2,870

Interest paid on:
NOW/money market/savings	602	(7,421)	(6,819)
Time deposits	2,735	(4,436)	(1,701)
Borrowed funds < 1 year	4,319	(3,273)	1,046
Borrowed funds > 1 year	512	(278)	234

Total interest-bearing liabilities	8,168	(15,408)	(7,240)

Change in net interest income	$6,875	$3,235	$10,110

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2008 and 2007.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS — continued

Provision for Loan Losses

The provision for loan losses was $6.2 million for the three months ended September 30, 2008 and $1.1 million for the same period of 2007. The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes within the allowance for loan loss model are directionally consistent with the growth in commercial loans, loan charge-off levels and the impact of the three aforementioned commercial real estate loan relationships during the third quarter of 2008. During the third quarter, S&T had an increase in delinquencies and nonperforming loan levels.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. Also affecting the amount of the allowance for loan losses, and the resulting provision, is loan growth and portfolio composition. Most of the loan growth during the third quarter of 2008 and 2007 is attributable to larger-sized commercial loans. Net charged-off loans were $1.7 million and $2.8 million for the third quarter 2008 and 2007, respectively. The most significant charge-off in the third quarter of 2008 was the aforementioned $0.9 million charge-off with a construction company.

Noninterest Income

Noninterest income, excluding security gains (losses), increased $0.1 million or one percent for the three months ended September 30, 2008 as compared to 2007. Service charges and fees increased $1.0 million or 38 percent primarily attributable to higher account analysis fees and insufficient funds fees due to customer behavior patterns during the third quarter of 2008, as well as a full quarter effect of IBT. The increase of $0.4 million or 21 percent in wealth management fees is related to increased core wealth management fees, brokerage and annuity commissions. Insurance commissions increased $0.2 million or 11 percent attributable to stronger overall sales volume during the third quarter of 2008. Other income decreased $1.5 million or 42 percent in the third quarter of 2008 as compared to the same period of 2007 primarily due to the aforementioned one-time favorable adjustment for the deferred compensation plan trust of $1.2 million in the third quarter of 2007 and $0.6 million of current year market adjustment for the deferred compensation plan, offset by increases of $0.3 million in debit/credit card revenues.

S&T recognized $0.3 million of net losses on available for sale securities in the three months ended September 30, 2008 as compared to $1.1 million of net gains in the same period of 2007. The decrease of $1.5 million in realized security gains (losses) is the result of $2.6 million of other-than-temporary impairment charges for two bank equity securities, offset by $2.3 million of realized equity security gains for the three months ended September 30, 2008.

Noninterest Expense

Noninterest expense increased by $4.2 million or 23 percent during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Salaries and employee benefit expense increased $1.8 million or 18 percent primarily attributable to the effects of increased full-time equivalent staff levels as a result of the IBT acquisition, year-end merit increases and higher incentive accruals. Occupancy, furniture and equipment expense increased by $0.4 million or 14 percent during the three months ended September 30, 2008 as compared to the same period 2007 as a result of the net acquisition of eight new branches with the IBT acquisition, and one de novo branch opened by S&T during the period. Data processing expense increased $0.2 million or 16 percent in the third quarter of 2008 as compared to the third quarter of 2007 as a result of higher activity levels, offset by the renegotiation of the current contract and a change in data communication processes. Marketing expenses increased $0.3 million or 46 percent as a result of additional promotions associated with the IBT acquisition. Amortization of intangibles increased $0.3 million or 404 percent due to the IBT acquisition. Other noninterest expense increased $1.2 million or 35 percent during the third quarter of 2008 as compared to the same period in 2007, and is primarily attributable to a $0.6 million increase in amortization for affordable housing limited partnerships, a $0.2 million increase in telephone expense due to a change in data communications processes, a $0.2 million increase in postage and supplies expense primarily associated with the IBT acquisition and a $0.2 million increase in the reserve for unfunded loan commitments.

S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 44 percent for the three months ended September 30, 2008 and 2007.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS — continued

Federal Income Taxes

Federal income tax expense decreased $0.7 million or 12 percent in the third quarter of 2008 as compared to the third quarter of 2007. The effective tax rate for the third quarter of 2008 was 25 percent and 28 percent for 2007, which is below the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with LIHTC and Federal Historic Tax Credit projects. S&T currently does not incur any alternative minimum tax.

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

Future Factors include:

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	credit losses;

•	sources of liquidity;

•	legislation affecting the financial services industry as a whole, and/or S&T and its subsidiaries individually or collectively;

•	regulatory supervision and oversight, including required capital levels;

•	increasing price and product/service competition by competitors, including new entrants;

•	rapid technological developments and changes;

•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;

•	the mix of products/services;

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS — continued

•	containing costs and expenses;

•	governmental and public policy changes, including environmental regulations;

•	reliance on large customers;

•	technological, implementation and cost/financial risks in large, multi-year contracts;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing;

•	financial resources in the amounts, at the times and on the terms required to support our future businesses;

•	changes in the local economy in western-Pennsylvania area;

•	managing our internal growth and acquisitions in general and the integration of the recent IBT acquisition in particular;

•	volatility and disruption in national and international financial markets;

•	government intervention in the U.S. financial system; and

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in among other things, a reduced demand for credit and other services.

These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

S&T BANCORP, INC. AND SUBSIDIARIES

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

The gap and cumulative gap represent the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of September 30, 2008.

(dollars in thousands)	Interest Rate Sensitivity September 30, 2008
GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
Repricing Assets:
Cash/Due From Banks	$—	$—	$—	$67,872
Securities	98,262	67,601	99,645	202,071
Other Investments	29,265	—	—	—
Net Loans	1,648,007	277,445	449,494	1,160,406
Other Assets	—	—	—	361,017

Total	1,775,534	345,046	549,139	1,791,366
Repricing Liabilities:
Demand	—	—	—	600,246
NOW	27,597	27,597	55,194	110,390
Money Market	215,192	—	—	—
Savings	668,845	25,143	50,286	100,572
Certificates	635,774	239,213	193,141	182,692
Repos & Short-term Borrowings	552,506	—	—	—
Long-term Borrowings	142,630	20,506	75,748	42,037
Other Liabilities/Equity	—	—	—	495,776

Total	2,242,544	312,459	374,369	1,531,713

Gap	(467,010)	32,587	174,770	259,653

Cumulative GAP	$(467,010)	$(434,423)	$(259,653)	$—

Rate Sensitive Assets/Rate Sensitive Liabilities	September 30, 2008	December 31, 2007
Cumulative 6 months	0.79	0.78
Cumulative 12 months	0.83	0.81

S&T’s one-year gap position at September 30, 2008 indicates a liability sensitive position. This means that more liabilities than assets will reprice during the measured time frames. The implications of a liability sensitive position will differ depending upon the change in market interest rates. For example, with a liability sensitive position in a declining interest rate environment, more liabilities than assets will decrease in rate. This situation could result in an increase to our interest rate spreads, net interest income and operating income. Conversely, with a liability sensitive position in a rising interest rate environment, more liabilities than assets will increase in rate. This situation could result in a decrease to our interest rate spreads, net interest income and operating income.

S&T BANCORP, INC. AND SUBSIDIARIES

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

Change in Pretax net interest income	Immediate Change in Rates
(dollars in millions)	+300 bps	-300 bps
September 30, 2008	$(3.1)	$(1.5)
December 31, 2007	$(4.4)	$(2.9)

The results in the –300 basis point shock scenario are not consistent with a liability sensitive gap position, which would indicate an increase in net interest income. This is primarily due to: (1) rates on regular savings, NOW and money market accounts lagged when short-term rates increased and cannot be decreased to any great extent as rates go down; and (2) loan refinance activity will be considerable in a rates down interest rate scenario. Since December 2007 short-term rates have decreased by 225 basis points. With interest rates at this low level, variable rate loans, short duration time deposits, core deposits, and short-term variable rate borrowings are not repriced at the full -300 basis pints in shock down scenarios. As a result these variable rate assets and funding sources hit floors quickly while fixed rate assets continue to reprice at the -300 basis point rate reduction. Comparing September 2008 to December 2007, the relative improvement in net interest income in the -300 basis point shock scenario is mainly due to an increase in short-term variable wholesale funding that reprices more quickly in rates down.

Consistent with a liability sensitive gap position, the +300 rate shock results show pretax net interest income decreasing in an increasing interest rate environment. Comparing September 2008 to December 2007, the relative improvement is due to the refinement of core deposit rate change sensitivity assumptions and an increase in rate sensitive assets, offset by an increase in variable rate funding. Rate change sensitivity assumptions utilized in modeling core deposits in rate shock scenarios were refined to reflect historical experience. Historical data indicates that as market rates increase, core deposit rates did not increase as much as previously assumed.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 4.	CONTROLS AND PROCEDURES—continued

Changes in Internal Control Over Financial Reporting

There were no changes in S&T’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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

S&T BANCORP, INC. AND SUBSIDIARIES

Exhibit 99.1

The unaudited pro forma condensed consolidated financial statements of S&T and IBT as of and for the three months ended March 31, 2008 and for the year ended December 31, 2007. Filed as Exhibit 99.3 to S&T’s Current Report on Form 8-K, filed on August 18, 2008 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: November 5, 2008	/s/ Wendy S. Bell
Wendy S. Bell
Chief Accounting Officer