Form 10-K
period 2008-12-31
S&T BANCORP INC
filed 2009-02-27
CIK 719220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2008

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

    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2008:

Common Stock, $2.50 par value – $760,793,188

The number of shares outstanding of the issuer’s classes of common stock as of February 6, 2009:

Common Stock, $2.50 par value – 27,637,317 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held April 20, 2009 are incorporated by reference into Part III.

Part I

Item 1.  BUSINESS

General

S&T Bancorp, Inc. (“S&T”; references to “we” or “us” refers to S&T, including on a consolidated basis with our subsidiaries where appropriate) was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and has two wholly owned subsidiaries, S&T Bank and 9th Street Holdings, Inc. S&T also owns a one-half interest in Commonwealth Trust Credit Life Insurance Company (“CTCLIC”). S&T is registered as a financial holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“BHCA”).

As of December 31, 2008, S&T had approximately $4.4 billion in total assets, $448.7 million in total shareholder’s equity and $3.2 billion in total deposits. S&T Bank deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent provided by law.

S&T Bank is a full service bank with its Main Office at 800 Philadelphia Street, Indiana, Pennsylvania, providing services to its customers through a branch network of 55 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania.

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

Total wealth management assets under management were approximately $1.3 billion at December 31, 2008. Wealth management services include services as executor and trustee under wills and deeds, as guardian and custodian of employee benefits and other trusts and brokerage services.

S&T Bank has four wholly owned subsidiaries, S&T Insurance Group, LLC, S&T Bancholdings, Inc., S&T Professional Resources Group, LLC and Stewart Capital Advisors, LLC. S&T Insurance Group, LLC, through its subsidiaries, offers a full line of commercial property and casualty insurance, group life and health coverage, employee benefit solutions, and personal insurance lines. S&T Professional Resources Group, LLC markets software developed by S&T Bank; and S&T Bancholdings, Inc. is an investment holding company; Stewart Capital Advisors, LLC, is a registered investment advisor that manages private investment accounts for individuals and institutions and advises the Stewart Capital Mutual Funds.

Capital Purchase Program

On January 16, 2009, S&T completed a $108,676,000 capital raise as a participant in the United States Department of the Treasury (the “U.S. Treasury”) Voluntary Trouble Asset Relief Capital Purchase Program (the “Program”). In conjunction with S&T’s participation in the Program, S&T issued to the U.S. Treasury 108,676 shares of S&T’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 per share, for a total price of $108,676,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. S&T may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a qualified equity offering. After three years, S&T may, at its option, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to January 16, 2012, unless S&T has redeemed the Series A Preferred Stock or the U.S. Treasury has transferred the Series A Preferred Stock to a third party, the consent of the U.S. Treasury will be required for S&T to increase its common stock dividend or repurchase its common stock or other

Item 1.  BUSINESS — continued

equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances. In addition, the Series A Preferred Stock issuance includes certain restrictions on executive compensation that could limit the tax deductibility of compensation S&T pays to executive management.

As part of its purchase of the Series A Preferred Stock, the U.S. Treasury received a warrant (the “Warrant”) to purchase 517,012 shares of S&T’s common stock at an initial per share exercise price of $31.53. The Warrant provides for the adjustment of the exercise price and the number of shares of S&T’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the S&T’s common stock, and upon certain issuances of S&T’s common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, S&T receives aggregate gross cash proceeds of not less than $108,676,000 from qualified equity offerings announced after October 13, 2008, the number of shares of common stock issuable pursuant to the U.S. Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares. In addition, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Among other things, the ARRA includes new executive compensation and corporate governance restrictions that apply not only prospectively, but also retroactively, to institutions, such as S&T that have received funds under the Program. S&T is currently evaluating the effect that the ARRA executive compensation provisions will have on S&T.

Pursuant to an interim final rule issued by the Board of Governors of the Federal Reserve System on October 16, 2008, applicable to preferred stock, the $108,676,000 of Series A Preferred Stock issued by S&T under the Capital Purchase Program qualifies as Tier 1 capital.

Acquisition

On June 6, 2008, S&T completed the acquisition of 100 percent of the shares of IBT Bancorp, Inc. located in Irwin, Pennsylvania, (“IBT”) which was the sole shareholder of Irwin Bank, in a stock and cash transaction valued at approximately $176.5 million. Pursuant to the terms of the merger agreement, shareholders of IBT were entitled to elect to receive for each share of IBT common stock that they owned, either $31.00 in cash or 0.93 of a share of S&T common stock. S&T issued 2,751,749 shares of common stock out of its treasury shares at a recorded fair value of $91.7 million based on $33.33 per share, which was the closing price on May 12, 2008, the day before the IBT shareholders approved the merger and paid a total of $75.1 million in cash to the former IBT shareholders. The acquisition significantly expanded S&T’s market share in the growing Allegheny and Westmoreland County markets in western Pennsylvania. The acquisition was accounted for under the purchase method, and all transactions of IBT since the acquisition date have been included in S&T’s consolidated financial statements.

Employees

As of December 31, 2008, S&T and its subsidiaries had 963 full-time equivalent employees. S&T provides a variety of employment benefits and considers its relationship with its employees to be good.

Access to United States Securities and Exchange Commission Filings

All reports filed electronically by S&T with the United States Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and our annual proxy statements, as well as any amendments to those reports, are

Item 1.  BUSINESS — continued

accessible at no cost on our website at www.stbancorp.com. These filings are also accessible on the SEC’s website at www.sec.gov. You may also read and copy any material S&T files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. S&T’s charters of the Audit Committee, the Compensation and Benefits Committee, the Nominating and Corporate Governance Committee, the Shareholders Communications Policy; and the Code of Business Conduct & Ethics are also available on S&T’s website.

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

S&T

S&T is a bank holding company subject to regulation under the BHCA, and the examination and reporting requirements of the Federal Reserve System (the “Federal Reserve Board”). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5 percent of the voting shares or substantially all of the assets of any additional bank, or merge or consolidate with another bank holding company, without the prior approval of the Federal Reserve Board. S&T has received such approvals from the Federal Reserve Board for passive ownership positions in Allegheny Valley Bancorp Inc. (currently 14.85%) and CBT Financial Corporation (currently 5.37%).

As a bank holding company, S&T is expected under Federal Reserve Board policy to serve as a source of financial and managerial strength to its subsidiary bank. A bank holding company also is expected to commit resources, including capital and other funds, to support its subsidiary bank in circumstances where it might not do so absent such a policy.

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

Item 1.  BUSINESS — continued

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

S&T is presently engaged in nonbanking activities through the following six entities: 9th Street Holdings, Inc.; S&T Bancholdings, Inc.; CTCLIC; S&T Insurance Group, LLC; S&T Professional Resources Group, LLC and Stewart Capital Advisors, LLC. 9th Street Holdings, Inc. was formed in June 1988 and S&T Bancholdings, Inc. was formed in August 2002 to hold and manage a group of investments previously owned by S&T Bank and to give S&T additional latitude to purchase other investments. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC distributes high-quality life insurance and long-term disability income insurance products. During 2002, S&T Insurance Group, LLC expanded into the property and casualty insurance business with the acquisition of Evergreen Insurance Associates, LLC. S&T Professional Resources Group, LLC markets software developed by S&T Bank. Stewart Capital Advisors, LLC, formed in August 2005, is a registered investment advisor that manages private investment accounts for individuals and institutions and advises the Stewart Capital Mutual Funds. S&T also is subject to the supervision and regulation of the Pennsylvania Department of Banking (“PADB”).

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

S&T Bank also is subject to federal laws that limit the amount of transactions between itself and S&T or S&T’s nonbank subsidiaries. Under these provisions, transactions between a bank and its parent company or any single nonbank affiliate generally are limited to 10 percent of the bank subsidiary’s capital and surplus, and with respect to all transactions with affiliates, are limited to 20 percent of the bank’s subsidiary’s capital and surplus. Further, loans and extensions of credit from a bank to an affiliate generally are required to be secured by eligible collateral in specified amounts. Federal law also imposes similar restrictions on transactions between a bank and its financial subsidiaries. A bank, such as S&T Bank, also is prohibited from purchasing any “low quality” asset from an affiliate. S&T Bank is in compliance with these provisions.

Item 1.  BUSINESS — continued

Insurance of Accounts; Depositor Preference

The deposits of S&T Bank are insured up to applicable limits per insured depositor by the FDIC, generally $100,000 per separately insured depositor, and up to a maximum of $250,000 per separately insured depositor for certain retirement accounts. Beginning in October 2008, the FDIC temporarily increased FDIC deposit insurance coverage per separately insured depositor for all account types to $250,000 through December 31, 2009. Also in October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (“TLGP”), which is designed to improve the functions of the credit markets and to strengthen confidence in the financial system. The TLGP has two components (both of which involve participation fees to be paid by the participating institution): (1) a transaction account guarantee program, providing a full guaranty of non-interest bearing deposit transaction accounts, such as business payroll accounts, regardless of the amount on deposit; and (2) a debt guarantee program, providing a guarantee of certain newly issued senior unsecured debt of the Bank. S&T has elected to participate in both the transaction account guarantee program and the debt guarantee program.

As an FDIC-insured bank, S&T Bank also is subject to FDIC insurance assessments, which are imposed based upon the risk the institution poses to the Deposit Insurance Fund (“DIF”). Under this assessment system, risk is defined and measured using an institution’s supervisory ratings with certain other risk measures, including certain financial ratios. The annual rates for 2008 for institutions range from 5 basis points for well managed, well-capitalized banks with the highest ratings, to 43 basis points for institutions posing the most risk to the DIF. These rates may be offset by a one time assessment credit held by an institution, based on the assessment base of that institution as of December 31, 1996, and in the future by dividends that may be declared by the FDIC if the deposit reserve ratio increases above a certain amount. The FDIC may raise or lower these assessment rates on a quarterly basis based on various factors to achieve a reserve ratio, which the FDIC currently has set at 1.25 percent of insured deposits.

In October 2008, in order to restore its reserve ratio and ensure that the DIF will be able to adequately cover losses from future bank failures, the FDIC proposed amendments to its deposit insurance rules to alter the way the assessment system differentiates risk among insured institutions and to change assessments rates, including base assessment rates. A uniform assessment increase for the first quarter of 2009 was adopted as a final rule in December 2008. The FDIC also proposed further base rate assessment adjustments effective April 1, 2009.

In addition to deposit insurance fund assessments, the FDIC assesses all insured deposits a special assessment to fund the repayment of debt obligations of the Financing Corporation (FICO). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. As of January 1, 2009, the annualized rate established by the FDIC for the FICO assessment was 1.14 basis points per $100 of insured deposits.

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

Capital

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, both S&T and S&T Bank generally are required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8.00 percent. At least half of the total capital must be composed of common equity, retained

Item 1.  BUSINESS — continued

earnings and qualifying perpetual preferred stock, less certain intangibles of 4.00 percent (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total capital”). At December 31, 2008, S&T’s Tier 1 capital and Total capital ratios were 8.65 percent and 11.82 percent, respectively, and the ratios of Tier 1 capital and Total capital ratios for S&T Bank were 7.97 percent and 11.16 percent, respectively.

In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to 3.00 percent for bank and bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing significant growth or expansion. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. At December 31, 2008, S&T’s leverage ratio was 7.31 percent, and S&T Bank’s leverage ratio was 6.70 percent.

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

Payment of Dividends

S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of S&T’s revenues consist of dividend payments it receives from S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, prior to January 16, 2012, unless S&T has redeemed the Series A Preferred Stock or the U.S. Treasury has transferred the Series A Preferred Stock to a third party, the consent of the U.S. Treasury is required for S&T to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances. S&T does not expect that any of these laws, regulations or policies will materially influence S&T or S&T Bank’s ability to pay dividends. During the year ended December 31, 2008, S&T Bank paid $85.6 million in cash dividends to S&T, partially to fund the IBT acquisition as well as for general corporate purposes.

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies such as S&T and its depository institution subsidiary by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. Under current federal law for example, the federal banking agencies possess broad powers to take

Item 1.  BUSINESS — continued

prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by the law. Under regulations established by the federal banking agencies, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6 percent, a Total capital ratio of at least 10 percent and a leverage ratio of at least 5 percent and not be subject to a capital directive or order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4 percent, a Total capital ratio of at least 8 percent and a leverage ratio of at least 4 percent, or 3 percent in some cases. As of December 31, 2008, S&T Bank was classified as “well capitalized.” The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.

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

Regulatory Enforcement Authority

The enforcement powers available to federal banking agencies are substantial and include, among other things and in addition to other powers described herein, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banks and bank holding companies and “institution affiliated parties,” as defined in the Federal Deposit Insurance Act. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Item 1.  BUSINESS — continued

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

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, S&T Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include, among other laws, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act and the CRA. In addition, rules developed by the federal banking agencies pursuant to federal law require disclosure of privacy policies to consumers and in some circumstances, allow consumers to prevent the disclosure of certain personal information to nonaffiliated third parties.

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

Recent Government Actions

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EES Act”) was signed into law. Among other things, the EES Act allocated up to $700 billion towards purchasing and insuring troubled assets held by financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The EES Act established the basic framework and policy goals, and vested the U. S. Treasury with the authority to carry out the EES Act’s purpose.

On October 14, 2008, pursuant to authority granted in under the EES Act, the U.S. Treasury announced the Program whereby the U.S. Treasury agreed to purchase senior preferred shares from qualifying U.S. financial institutions. Each participating institution may sell an amount of senior preferred shares ranging from 1.0% to 3.0% of its September 30, 2008 risk-weighted assets. The preferred shares are generally nonvoting, pay an initial dividend rate of 5.0% per year for the first five years increasing to 9.0% per year after year five, and are callable at par after three years or sooner with the proceeds of a qualifying offering of Tier 1 perpetual preferred stock or common stock for cash. As part of the consideration for the shares, the U.S. Treasury requires the receipt of Warrants to acquire common stock from the participating institution having an aggregate market price equal to

Item 1.  BUSINESS — continued

15.0% of the amount of capital invested by the U.S. Treasury in the senior preferred shares, at an exercise price equal to the average trailing 20-trading day market price of the institution’s common stock at the time of issuance. Participating institutions must agree to certain limitations on executive compensation, repurchases of junior preferred or common stock and increases in common stock dividend payments. S&T applied to participate in the Program and was approved to receive $108,676,000 in exchange for the U.S. Treasury purchase of S&T senior preferred stock. The transaction closed on January 16, 2009.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Among other things, the ARRA includes new executive compensation and corporate governance restrictions that apply not only prospectively, but also retroactively, to institutions, such as S&T that have received funds under the Program. S&T is currently evaluating the effect that the ARRA executive compensation provisions will have on S&T.

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

Competition

S&T Bank competes with other local, regional and national financial service providers, such as other financial holding companies, commercial banks, savings associations, credit unions, finance companies and brokerage and insurance firms. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies, and thus have lower cost structures. The financial service industry is likely to become more competitive as further technological advances enable more companies to provide financial services on a more efficient and convenient basis.

Item 1A.  RISK FACTORS

Investments in S&T common stock involve risk. The following discussion highlights risks management believes are material for our company, but does not necessarily include all risks that S&T may face.

The market price of S&T common stock may fluctuate significantly in response to a number of factors, including:

•	changes in analysts’ estimates of financial performance
•	volatility of stock market prices and volumes
•	changes in market valuations of similar companies
•	changes in conditions in credit markets
•	new products or services offered in the banking and/or financial services industries
•	variations in quarterly or annual operating results

Item 1A.  RISK FACTORS — continued

•	new litigation
•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies

Recent legislation enacted in response to market and economic conditions may significantly affect S&T’s operations, financial condition and earnings.

Disruptions in the financial system during 2008 have resulted in significantly reduced business activity throughout the global and U.S. economies, which have the potential to significantly affect financial institutions. In response to this financial crisis affecting the banking system and financial markets, the EES Act was enacted, under which the U.S. Treasury was given the authority to purchase up to $700 billion of financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Several programs have since been initiated by the U.S. Treasury, the Federal Reserve Board, and the FDIC to stabilize the financial system. The U.S. Treasury’s Program was created to invest up to $250 billion (of the $700 billion) into banks and savings institutions of all sizes. The FDIC also is temporarily providing a 100% guarantee of the senior debt of all FDIC insured institutions, as well as deposits in non-interest bearing transaction deposit accounts under its TLGP. The Federal Reserve is initiating various asset-based secured loan programs to provide liquidity to various consumer and commercial credit markets. And a mortgage modification program has been announced that will involve various regulatory agencies. S&T and S&T Bank are participating in the U.S. Treasury’s Program and the FDIC’s TLGP.

Other Congressional action is expected to impose new regulations on the mortgage and consumer loan market, and to restructure the U.S. financial regulatory structure. It is not clear what impact the EES Act and its attendant programs and other liquidity, funding and economic stimulus initiatives of the federal government that may be initiated in the future, or other expected Congressional action will have on the financial markets or on the U.S. banking and financial services industries and the broader U.S. and global economies. These new laws, regulations, and changes is expected to increase our FDIC insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. They may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs and profitability.

Future governmental regulation and legislation could limit our growth.

S&T is subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of our operations. The regulations are primarily intended to protect depositors, customers, and the banking system as a whole and not for the protection of shareholders. Failure to comply with applicable regulations could lead to penalties and damage to our reputation. Furthermore, the regulatory environment is constantly undergoing change and the impact of changes to laws and regulations, the interpretation of such laws or regulations, or other actions by regulatory agencies could make regulatory compliance more difficult or expensive, and thus could affect S&T’s ability to deliver or expand services, or it could diminish the value of S&T’s business. The ramifications and uncertainties of the recent increase in government intervention in the U.S. financial system also could adversely affect S&T. See “Supervision and Regulation” for additional information.

Current levels of market volatility are unprecedented.

Dramatic declines in the U.S. housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by other financial institutions, including government-sponsored enterprises, as well as major commercial

Item 1A.  RISK FACTORS — continued

and investment banks. Many lenders and institutional investors have reduced, and in some cases, ceased providing funding to borrowers, including other financial institutions, reflecting concern about the stability of financial markets, generally, and the strength of counterparties, specifically. This market turmoil and tightening of credit has led to an increased level of commercial and consumer delinquencies for financial institutions, a lack of confidence in the financial sector, and increased volatility in the financial markets. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect S&T’s business, financial condition, and results of operations. Specifically, the difficult market conditions may result in, among other things, deterioration in credit quality and/or a reduced demand for credit, which may have a resultant effect on S&T’s loan portfolio and allowance for loan losses.

Downturn in the local economies may adversely affect our business.

S&T’s business is concentrated in the western Pennsylvania area. As a result, its financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in this area. A prolonged period of economic recession or other adverse economic conditions in this area could have a negative impact on S&T. S&T can provide no assurance that conditions in its market area economies will not deteriorate further in the future and that such deterioration would not have a material adverse effect on S&T.

The securities purchase agreement between S&T and the U.S. Treasury limits our ability to pay dividends on and repurchase our common stock.

The securities purchase agreement between S&T and the U.S. Treasury provides that prior to the earlier of (i) January 16, 2012 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by S&T or transferred by the U.S. Treasury to third parties, we may not, without the consent of the U.S. Treasury: (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the Warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

The Series A Preferred Stock impacts net income available to our common stockholders and earnings per common share, and the Warrant we issued to the U.S. Treasury may be dilutive to holders of our common stock.

The dividends declared on the Series A Preferred Stock will reduce the net income available to common stockholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of S&T Bancorp. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant we issued to the U.S. Treasury in conjunction with the sale to the U.S. Treasury of the Series A Preferred Stock is exercised. The shares of common stock underlying the Warrant represent approximately 1.8% of the shares of our common stock outstanding as of February 9, 2009 (including the shares issuable upon exercise of the Warrant in total shares outstanding). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

Item 1A.  RISK FACTORS — continued

If S&T does not adjust to changes in the financial services industry, its financial performance may suffer.

S&T’s future financial performance will depend in part on its ability to adjust to the changes in the financial services industry that are expected as a result of the financial crisis. These adjustments may include expanding its scope of available financial services to its customers, and in adjusting products and services to meet current economic conditions and comply with new federal laws and regulations. In addition to other banks, competitors include security dealers, brokers, mortgage bankers, investment advisors, and finance and insurance companies. The current environment is, in part, a result of the overall decline in economic activity, the absence of liquidity in the markets, changes in regulation, changes in technology and product delivery systems, and continued consolidation among financial service providers.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

There were no unresolved comments received from the SEC regarding S&T’s periodic or current reports within the last 180 days prior to December 31, 2008.

Item 2.  PROPERTIES

S&T operates 55 banking offices in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson, Westmoreland and surrounding counties in Pennsylvania.

S&T owns land and banking offices at the following locations:

133 Philadelphia Street Armagh, PA 15920	205 East Market Street Blairsville, PA 15717	111 Resort Plaza Drive Blairsville, PA 15717	456 Main Street Brockway, PA 15824

256 Main Street Brookville, PA 15825	209 Allegheny Boulevard Brookville, PA 15825	100 South Chestnut Street Derry, PA 15627	410 Main Street Clarion, PA 16214

650 Main Street Clarion, PA 16214	85 Greensburg Street Delmont, PA 15626	200 Patchway Road Duncansville, PA 16635	614 Liberty Boulevard DuBois, PA 15801

196 Industrial Park Ebensburg, PA 15931	35 West Scribner Avenue DuBois, PA 15801	34 North Main Street Homer City, PA 15748	420 Pleasantview Drive & Armstrong Street Ford City, PA 16226

920 Fifth Avenue Ford City, PA 16226	701 East Pittsburgh Street Greensburg, PA 15601	225 Lucerne Road Lucernemines, PA 15754	2175 Route 286 South Indiana, PA 15701

100 South Fourth Street Youngwood, PA 15697	501 Philadelphia Street Indiana, PA 15701	2190 Hulton Road Verona, PA 15147	4385 Old Wm. Penn Hwy Monroeville, PA 15146

4251 Old Wm. Penn Hwy Murrysville, PA 15668	628 Broad Street New Bethlehem, PA 16242	539 West Mahoning Street Punxsutawney, PA 15767	12262 Frankstown Road Pittsburgh, PA 15235

301 Unity Center Road Pittsburgh, PA 15239	7660 Saltsburg Road Pittsburgh, PA 15239	30 Towne Center Drive Leechburg, PA 15656	232 North Hampton Avenue Punxsutawney, PA 15767

418 Main Street Reynoldsville, PA 15851	602 Salt Street Saltsburg, PA 15681	800 Philadelphia Street Indiana, PA 15701	355 North Fifth Street Indiana, PA 15701

9350 Lincoln Highway Irwin, PA 15642	4021 Route 130 Irwin, PA 15642

S&T leases land where S&T owns the banking offices and remote ATM buildings at the following locations:

8th & Merle Street Clarion, PA 16214	2320 Route 286 Pittsburgh, PA 15239	835 Hospital Road Indiana, PA 15701	1077 Freeport Road Pittsburgh, PA 15238

1107 Wayne Avenue Indiana, PA 15701	1100 Logan Boulevard Altoona, PA 16602	229 Westmoreland Drive, Route 30 Greensburg, PA 15601	220 New Castle Road Butler, PA 16001

4580 Broadway Boulevard Monroeville, PA 15146	4548 Broadway Boulevard Monroeville, PA 15146	12550 Perry Highway Wexford, PA 15090	2003 Lincoln Way White Oak, PA 15131

1100 Lowry Avenue Jeannette, PA 15644

Item 2.  PROPERTIES — continued

S&T leases land and banking offices at the following locations:

3884 Route 30 East Latrobe, PA 15650	6306 Forbes Avenue Pittsburgh, PA 15217	DuBois Mall 5522 Shaffer Road, Suite 99 DuBois, PA 15801	Coral Reef & Crooked Island Roads DuBois, PA 15801

2388 Route 286 Holiday Park, PA 15239	324 North Fourth Street Indiana, PA 15701	Shadyside Village 820 South Aiken Avenue Pittsburgh, PA 15232	Two Gateway Center 603 Stanwix Street, Suite 125 Pittsburgh, PA 15222

3100 Oakland Avenue Indiana, PA 15701	12 Hilltop Plaza Kittanning, PA 16201	309 Main Street Irwin, PA 15642	2000 Penny Lane Jeannette, PA 15644

2001 Lincoln Way White Oak, PA 15131	4589 Route 136 Greensburg, PA 15601	20 North Pennsylvania Avenue Greensburg, PA 15601

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PRICES AND DIVIDEND INFORMATION

S&T’s common stock is listed on the NASDAQ Global Select Market System (“NASDAQ”) under the symbol STBA. The range of sale prices for the years 2008 and 2007 is set forth in the table below and is based upon information obtained from NASDAQ. As of the close of business on January 31, 2009, there were 3,240 shareholders of record of S&T. Dividends paid by S&T are primarily provided from S&T Bank’s dividends to S&T. The payment of dividends by S&T Bank to S&T is subject to the restrictions described in Note L to the Consolidated Financial Statements and “Payment of Dividends” on page 8. The cash dividends declared shown below represent the historical per share amounts for S&T Common Stock.

	Price Range of Common Stock		Cash Dividends Declared
2008	Low	High
Fourth Quarter	$25.37	$38.22	$0.31
Third Quarter	25.00	47.09	0.31
Second Quarter	29.04	35.58	0.31
First Quarter	25.78	34.09	0.31

2007
Fourth Quarter	$27.22	$34.58	$0.31
Third Quarter	29.78	36.46	0.30
Second Quarter	31.55	33.97	0.30
First Quarter	31.90	35.58	0.30

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — continued

FIVE-YEAR CUMULATIVE TOTAL RETURN

The following chart compares the cumulative total shareholder return on S&T Common Stock with the cumulative total shareholder return of the NASDAQ Composite Index and NASDAQ Bank Index1 assuming a $100 investment in each on December 31, 2003.

	2003	2004	2005	2006	2007	2008
STBA	$100	$131	$132	$128	$106	$142
Nasdaq Composite Index	100	109	111	123	136	82
Nasdaq Bank Index	100	114	111	127	102	80

[1]

The NASDAQ Bank Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Banks. These companies include banks providing a broad range of financial services, including retail banking, loans and money transmissions.

The S&T Board of Directors authorized stock buyback programs in 2005 and 2006 of one million shares each, or approximately 4 percent of shares outstanding in each year. On June 18, 2007, S&T’s Board of Directors authorized an additional buyback program of one million shares until June 30, 2008. During 2008, S&T’s Board of Directors did not authorize any additional buyback programs. During 2008, there were no purchases of S&T common stock under the 2007 program and S&T reissued 2,751,749 shares to the former IBT shareholders and issued 330,092 shares through the exercise of employee stock options. During 2007, S&T repurchased 971,400 shares through these programs at an average cost of $32.74 per share.

Item 6.  SELECTED FINANCIAL DATA

Year Ended December 31:	2008	2007	2006	2005	2004
(dollars in thousands, except per share data)

INCOME STATEMENTS
Interest income	$216,118	$215,605	$204,702	$172,122	$148,638
Interest expense	72,171	99,167	91,584	59,514	40,890
Provision for loan losses	12,878	5,812	9,380	5,000	4,400
Net interest income after provision for loan losses	131,069	110,626	103,738	107,608	103,348
Noninterest income	37,452	40,605	40,390	37,386	34,401
Noninterest expense	83,801	73,460	69,279	62,464	60,390
Income before taxes	84,720	77,771	74,849	82,530	77,359
Applicable income taxes	24,517	21,627	21,513	24,287	23,001
Net income	$60,203	$56,144	$53,336	$58,243	$54,358

PER SHARE DATA
Net income—Basic	$2.30	$2.27	$2.07	$2.21	$2.05
Net income—Diluted	2.28	2.26	2.06	2.18	2.03
Dividends declared	1.24	1.21	1.17	1.13	1.07
Book Value	16.24	13.75	13.37	13.41	13.12

SELECTED FINANCIAL DATA

BALANCE SHEET TOTALS (PERIOD END):

Year Ended December 31:	2008	2007	2006	2005	2004
(dollars in thousands)

Total assets	$4,438,368	$3,407,621	$3,338,543	$3,194,979	$2,989,034
Securities available for sale	452,713	358,822	432,045	481,257	503,218
Other investments	23,542	13,833	10,562	13,318	14,953
Net loans	3,526,027	2,762,594	2,633,071	2,454,934	2,253,089
Total deposits	3,228,416	2,621,825	2,565,306	2,418,884	2,176,263
Securities sold under repurchase agreements and federal funds purchased	113,419	100,258	133,021	137,829	98,384
Short-term borrowings	308,475	80,000	55,000	150,000	225,000
Long-term borrowings	180,331	201,021	171,941	83,776	86,325
Junior subordinated debt securities	90,619	25,000	25,000	—	—
Total shareholders’ equity	448,694	337,560	339,051	352,421	349,129

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania with assets of approximately $4.4 billion at December 31, 2008. S&T provides a full range of financial services through a branch network of 55 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance;

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

estate planning and administration; employee benefit investment management and administration; corporate services; and other fiduciary services. S&T earns revenue primarily from interest on loans, security investments and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses as well as other operating costs such as: salaries and employee benefits, occupancy, data processing expenses and tax expense. Balance sheet growth in 2008 was primarily a result of $752.0 million acquired in the IBT acquisition, a $253.0 million or 12 percent organic increase in commercial lending activities, a $27.6 million or 7 percent organic increase in consumer and residential mortgage loans, with funding for that growth provided primarily by a $286.6 million or 71 percent increase in borrowings and a $33.0 million or 1 percent organic increase in deposits. S&T’s strategic plan to deliver profitable growth to our shareholders includes: increasing loans and core deposits with sufficient interest rate spreads, controlling loan delinquency and loan losses, controlling operating expenses and expanding the business through new de novo branching, mergers and acquisitions, introduction of new products and services, and expansion of our products and services provided to our existing customers.

On June 6, 2008, S&T completed its acquisition of IBT, pursuant to an Agreement and Plan of Merger, by and between, S&T and IBT, dated December 16, 2007 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, which was approved by the shareholders of IBT on May 13, 2008, IBT was merged with and into S&T, with S&T being the surviving corporation (the “Merger”). In connection with the Merger, IBT shareholders received for each share of IBT common stock they held, at their election, either $31.00 in cash or 0.93 of a share of S&T common stock. IBT shareholders could elect to receive all cash, all S&T common stock, or a combination of cash and S&T common stock for their shares of IBT common stock. Directors, officers and employees had their stock options cancelled for a cash payment equal to the difference between $31.00 and the exercise price per share for each such stock option, which IBT paid immediately prior to the merger. S&T issued a total of 2,751,749 shares of S&T common stock at a recorded fair value of $91.7 million and paid a total of $75.1 million in cash to the former IBT shareholders. The acquisition significantly expanded S&T’s market share in the growing Allegheny and Westmoreland County markets in western Pennsylvania. The acquisition was accounted for under the purchase method, and all transactions of IBT since the acquisition date are included in S&T’s consolidated financial statements.

On January 16, 2009, S&T completed a $108,676,000 capital raise as a participant in the U.S. Treasury Program. In conjunction with S&T’s participation in the Capital Purchase Program, S&T issued to the U.S. Treasury 108,676 shares of S&T’s Series A Preferred Stock, having a liquidation amount per share equal to $1,000 per share, for a total price of $108,676,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. S&T may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a qualified equity offering. After three years, S&T may, at its option, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to January 16, 2012, unless S&T has redeemed the Series A Preferred Stock or the U.S. Treasury has transferred the Series A Preferred Stock to a third party, the consent of the U.S. Treasury will be required for S&T to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances. In addition, the Series A Preferred Stock issuance includes certain restrictions on executive compensation that could limit the tax deductibility of compensation S&T pays to executive management.

As part of its purchase of the Series A Preferred Stock, the U.S. Treasury received a Warrant to purchase 517,012 shares of S&T’s common stock at an initial per share exercise price of $31.53. The Warrant provides for the adjustment of the exercise price and the number of shares of S&T’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

or distributions of securities or other assets to holders of S&T’s common stock, and upon certain issuances of S&T’s common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, S&T receives aggregate gross cash proceeds of not less than $108,676,000 from qualified equity offerings announced after October 13, 2008, the number of shares of common stock issuable pursuant to the U.S. Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares. In addition, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

There are many uncertainties regarding the economy as S&T enters 2009. S&T continually strives to be well positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management continually assesses our balance sheet, capital, liquidity and operation infrastructures in order to be positioned to take advantage of internal or acquisition growth opportunities.

There are many factors that could influence our results, both positively and negatively, in 2009. Because the majority of our revenue comes from net interest income, internally generated loan and deposit growth and the mix of that growth are major factors on our operations and financial condition. S&T has directed a fair amount of focus and resources in planning for 2009 to improve our generation and retention of low cost core deposits. On the other hand, a slowing economy could cause deterioration in the asset quality measurements. S&T recognizes that our shift to a greater dependence on commercial loans in recent years exposes us to larger credit risks and greater swings in nonperforming loans and loan charge-offs when problems do occur.

FINANCIAL CONDITION

Average earning assets increased by $533.9 million in 2008 primarily as a result of $427.3 million acquired in the IBT acquisition as well as organic growth in commercial lending, consumer and residential mortgage activities. During 2008, average loan balances increased by $499.0 million, and average securities, other investments and federal funds sold increased $34.9 million. The funding for this loan growth was primarily provided by a $303.5 million increase in average deposits, $246.8 million increase in average borrowings and an increase of $76.9 million in average earnings retained.

	2008		2007
Loans	Average Loan Balance	Average Loan Balance Percentage	Average Loan Balance	Average Loan Balance Percentage
(dollars in millions)

Commercial, mortgage and industrial	$2,393.5	74%	$2,064.6	75%
Residential real estate	757.8	23%	592.4	22%
Consumer	79.5	3%	74.8	3%
Total	$3,230.8	100%	$2,731.8	100%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

LENDING ACTIVITY

Average loans for the year ended December 31, 2008 were $3.2 billion, a $499.0 million or 18 percent increase from the year ended December 31, 2007. The increase in average loans for 2007 compared to the year ended 2006 was $143.6 million or 6 percent. Changes in the composition of the average loan portfolio during 2008 included increases of $328.9 million in commercial loans, $165.4 million in residential mortgage loans and $4.7 million in consumer loans. S&T acquired $278.5 million of average loans with the IBT acquisition. The composition of the acquired average loan portfolio included $125.8 million of commercial real estate loans, $26.7 million of commercial and industrial loans, $119.2 million of residential mortgages and home equity loans and $6.8 million of consumer loans. Changes in the composition of the average loan portfolio during 2007 included increases of $90.6 million in commercial loans and $47.6 million in residential mortgage and $5.1 million in consumer loans. Total loans at December 31, 2008 increased $771.8 million from December 31, 2007. S&T acquired $491.3 million of loans with the IBT acquisition. The composition of the acquired loan portfolio included $221.4 million of commercial real estate loans, $46.9 million of commercial and industrial loans, $209.8 million of residential mortgages and home equity loans and $13.2 million of consumer loans.

Average real estate construction and commercial loans, including commercial and industrial, comprised 74 and 75 percent of the loan portfolio in 2008 and 2007, respectively. Commercial loans continued to be an area of strategic growth during 2008 and 2007. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. At December 31, 2008, variable-rate commercial loans were 49 percent of the commercial loan portfolio as compared to 48 percent at December 31, 2007.

Average residential mortgage loans comprised 23 percent of the loan portfolio in 2008 and 22 percent in 2007. Residential mortgage lending continued to be a strategic focus during 2008 through a centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes the downturn in the local residential real estate market and the impact of declining values on the real estate loan portfolio will be mitigated because of S&T’s conservative mortgage lending policies for portfolio loans, which generally require a maximum term of 20 years for fixed-rate mortgages. Balloon payment mortgages are also offered in the portfolio. The maximum balloon term is 15 years with a maximum amortization term of 30 years. The maximum amortization term for balloon mortgages with terms of 10 years or less than 40 years. Private mortgage insurance is generally required for loans with less than a 20 percent down payment. Combo mortgage loans consisting of a S&T residential first mortgage and home equity second mortgage are also available to credit worthy borrowers. Adjustable-rate mortgages are no longer offered, but comprised 9 percent of the residential mortgage portfolio in 2008 and 10 percent in 2007. Home equity loans increased $144.0 million during 2008 and $24.5 million in 2007 and totaled $438.4 million at December 31, 2008 and $294.4 million at December 31, 2007. The increase in home equity loans is primarily attributable to successful marketing programs during 2008 and 2007 and $116.8 million acquired in the IBT acquisition.

S&T periodically designates specific loan originations, generally longer-term, lower-yielding 1–4 family mortgages as held for sale and sells them to Fannie Mae. The intent of these sales is to mitigate interest-rate risk associated with holding long-term residential mortgages in the loan portfolio, generate fee revenue from servicing, and maintain the primary customer relationship. During 2008, S&T sold $17.4 million of 1–4 family mortgage loans to Fannie Mae and currently services $172.6 million of secondary market mortgage loans. Fees and losses from mortgage servicing activities were $0.3 million in 2008 and fees and gains were $0.6 million in 2007. Management intends to continue to

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Average consumer loans comprised 3 percent of the loan portfolio in 2008 and 2007. Consumer loan increases during 2008 were primarily the result of successful marketing programs during 2008 and $13.2 million acquired with the IBT acquisition. The balance of consumer loans at December 31, 2008 was $84.1 million compared to $74.8 million at December 31, 2007.

Loan underwriting standards for S&T are established by a formal policy and are subject to the periodic review and approval by our Board of Directors.

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

The following table shows S&T’s loan distribution at the end of each of the last five years:

	December 31
	2008	2007	2006	2005	2004
(dollars in thousands)

Domestic Loans:
Commercial, mortgage and industrial	$2,262,743	$1,781,076	$1,677,173	$1,566,331	$1,456,331
Real estate—construction	374,925	329,875	352,482	339,179	274,783
Residential real estate	846,983	611,149	563,496	517,780	487,046
Consumer	84,065	74,839	73,140	68,216	69,191
TOTAL LOANS	$3,568,716	$2,796,939	$2,666,291	$2,491,506	$2,287,351

The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and consumer loans) outstanding as of December 31, 2008. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
(dollars in thousands)

Commercial, mortgage and industrial	$567,090	$700,210	$995,443	$2,262,743
Real estate—construction	130,725	139,689	104,511	374,925
TOTAL	$697,815	$839,899	$1,099,954	$2,637,668
Fixed interest rates		$300,155	$189,125
Variable interest rates		539,744	910,829
TOTAL		$839,899	$1,099,954

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

SECURITIES ACTIVITY

Average securities and other investments increased $35.5 million in 2008 and decreased $64.6 million in 2007. S&T acquired $147.3 million of average securities with the IBT acquisition. S&T restructured the acquired bond portfolio resulting in the sale of $130.6 million from the acquired portfolio as well as $125.3 million of matured securities that were not replaced during the year. The components of the 2008 increase included $26.4 million of mortgage-backed securities of U.S. government corporations and agencies, $25.1 million of states and political subdivisions and $8.6 million in other investments, offset by decreases of $17.2 million in marketable equity securities, $7.0 million in U.S. government agency securities, $0.3 million in treasury securities and $0.1 million of corporate securities. Average other investments increased $8.6 million in 2008 as compared to the 2007 full year average and are comprised of Federal Home Loan Bank (“FHLB”) capital stock that is a membership and borrowing requirement and is recorded at historical cost. The amount of S&T’s investment in FHLB capital stock depends upon S&T’s borrowing availability and level from the FHLB. At December 31, 2008, S&T had $23.5 million of FHLB capital stock. S&T was recently notified by the FHLB that they have suspended the payment of dividends and the repurchase of excess capital stock until further notice. The decision was made after analysis and consideration of certain negative market trends that impact the FHLB’s financial condition. The components of the 2007 decrease included $34.7 million in U.S. government agency securities, $14.4 million in marketable equity securities, $9.0 million of mortgage-backed securities of U.S. government corporations and agencies, $3.3 million of corporate securities and $2.5 million of states and political subdivisions and $0.2 million in treasury securities. Average other investments decreased $0.5 million in 2007 as compared to the 2006 full year average and are comprised of FHLB capital stock.

The equity securities portfolio is primarily comprised of bank holding companies. At December 31, 2008, the equity securities portfolio had a total market value of $14.9 million and net unrealized loss of $3.6 million. The equity securities portfolio consists primarily of securities traded on the various stock markets and is subject to changes in market value.

S&T’s policy for security classification includes U.S. treasury securities, U.S. government corporations and agencies, mortgage-backed securities of U.S. government corporations and agencies, collateralized mortgage obligations, states and political subdivisions, corporate securities, marketable equity securities and other securities as available for sale. On a quarterly basis, management evaluates the securities portfolios for other-than-temporary declines in market value in accordance with FASB Staff Position (“FSP”) 115-1 and Financial Accounting Standards Board (“FASB”) Statement No. 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. During 2008, there were $4.3 million of realized losses taken for other-than-temporary impairments on seven bank equity securities. The performance of the equities and debt securities markets could generate further impairment in future periods. At December 31, 2008, net unrealized gains on securities classified as available for sale, including equity securities, were approximately $3.3 million as compared to $8.4 million at December 31, 2007. S&T has the intent and ability to hold debt securities until maturity or until market value recovers above cost, and has the intent and ability to hold equity securities until market value recovers above cost.

S&T invests in various securities in order to provide a source of liquidity, increase net interest income and, as a tool of the S&T Asset Liability Committee (“ALCO”), to quickly reposition the balance sheet for interest rate risk purposes. Securities are subject to similar interest rate and credit risks as loans. In addition, by their nature, securities classified as available for sale are also subject to market value risks that could negatively affect the level of liquidity available to S&T, as well as equity.

Risks associated with various securities portfolios are managed and monitored by investment policies annually approved by the S&T Board of Directors, and administered through ALCO and the Treasury function of S&T Bank.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following table sets forth the carrying amount of securities at the dates indicated:

	December 31
	2008	2007	2006
(dollars in thousands)

Available for Sale
Marketable equity securities	$14,918	$41,311	$55,349
Obligations of U.S. government corporations and agencies	169,251	145,322	180,003
Collateralized mortgage obligations of U.S. government corporations and agencies	63,900	58,996	60,090
Mortgage-backed securities of U.S. government corporations and agencies	78,952	27,572	31,793
Obligations of states and political subdivisions	122,478	81,089	81,672
Other securities	3,214	4,532	23,138
TOTAL	$452,713	$358,822	$432,045

The following table sets forth the maturities of securities at December 31, 2008, and the weighted average yields of such securities. Tax-equivalent adjustments (using a 35 percent federal income tax rate) for 2008 have been made in calculating yields on obligations of states and political subdivisions.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(dollars in thousands)

Available for Sale
Marketable equity securities	$—	—	$—	—	$—	—	$—	—	$14,918
Obligations of U.S. government corporations and agencies	51,003	4.01%	113,176	4.01%	5,072	3.59%	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	—		—		35,038	4.80%	28,862	5.56%
Mortgage-backed securities of U.S. government corporations and agencies	51	6.20%	11,262	4.12%	24,045	4.52%	43,594	5.83%
Obligations of states and political subdivisions	16,318	4.32%	48,959	4.71%	16,069	5.08%	41,132	5.44%
Other securities	25	6.50%							3,189
TOTAL	$67,397		$173,397		$80,224		$113,588		$18,107
Weighted Average Rate		4.09%		4.21%		4.70%		5.62%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

NONINTEREST EARNING ASSETS

Average noninterest earning assets increased $101.0 million in 2008 and $13.4 million in 2007. The 2008 increase was primarily attributable to goodwill and other intangibles recorded in the merger with IBT, as well as increases in cash and due from banks, bank owned life insurance acquired in the IBT acquisition and higher accrued interest receivable on a higher earning asset balance. The 2007 increase of $13.4 million was primarily attributable to increases in premises and equipment due to the addition of three new branches and administrative facilities, increases in accrued interest receivable on a higher earning asset balance and three new low income housing tax credit projects during 2007.

ALLOWANCE FOR LOAN LOSSES

The balance in the allowance for loan losses increased to $42.7 million or 1.20 percent of total loans at December 31, 2008 as compared to $34.3 million or 1.23 percent of total loans at December 31, 2007. The increase in the allowance for loan losses is consistent with the growth of internally generated loans and $5.4 million of allowance for loan losses associated with the IBT acquisition. During 2008, the allowance for loan losses also increased as a result of the establishment of $7.1 million of specific reserves on four commercial real estate loan credits, offset by the resolution of three commercial loan credits. The allowance for lending-related commitments is computed using a methodology similar to that used to determine the allowance for loan losses. Amounts are added to the allowance for lending-related commitments through a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments increased to $1.3 million at December 31, 2008 as compared to $0.9 million at December 31, 2007. The increase is primarily due to one troubled commercial letter of credit totaling $0.6 million. The allowance for lending-related commitments is included in other liabilities.

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

Significant to this analysis and assessment is the loan portfolio composition of a higher mix of commercial loans. These loans are generally larger in size and, due to the continuing growth, many are not seasoned and may be more vulnerable to an economic slowdown. Management relies on its risk rating process to assess potential weaknesses within specific credits. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the allowance for loan losses. During 2008, the risk rating profile of the portfolio was primarily impacted by eight commercial loan relationships, of which three were resolved during 2008.

The first commercial loan relationship was with a construction company with residual loan exposure of $3.7 million. The bank negotiated a settlement resulting in a recovery of $0.8 million. In

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

the third quarter of 2007, S&T recorded a charge-off of $7.2 million for this loan relationship. Concurrent with the settlement, S&T released a specific reserve of $2.0 million, which had been established in the second quarter of 2007. The second relationship is with a sales and service company with loan exposure of $3.6 million. S&T negotiated a settlement resulting in a $1.1 million charge-off. This was partially offset with the release of a specific reserve of $0.9 million, which had been established in the first quarter of 2008. The third commercial loan relationship was with an internet marketing company totaling $1.2 million that was placed on nonperforming status and a specific reserve of $1.2 million was allocated to this commercial loan relationship during the second quarter of 2008 and resolved during the fourth quarter of 2008. The fourth relationship is with apartment rental complexes in western Pennsylvania with residual loan exposure of $15.4 million, and a specific reserve of $2.6 million has been allocated to this relationship during the third quarter of 2008. The fifth relationship is a condominium project with a residual loan exposure of $8.8 million. A specific reserve of $2.1 million has been established for this relationship and was placed into nonperforming status during the third quarter of 2008. The sixth relationship is within the food services industry with residual loan exposure of $1.9 million, and a specific reserve of $1.4 million has been allocated to this relationship and was placed into nonperforming status during the third quarter of 2008. The seventh relationship is an office project with residual loan exposure of $2.4 million, and a specific reserve of $1.1 million has been allocated to this relationship in the fourth quarter of 2008. The eighth relationship is with a commercial real estate customer with loans outstanding of $6.7 million. S&T management discovered that this customer was misappropriating construction funds and an investigation was conducted to determine the current collateral position. As a result of the investigation, S&T recognized a $4.6 million charge-off in the fourth quarter of 2008. The residual amount of $2.1 million is classified as nonperforming and we believe is adequately collateralized. Management believes these commercial relationships have been adequately reserved as determined by the quarterly impairment analysis and risk-rating process performed by the Loan Administration Department.

The allowance for loan losses is established based on management’s assessment of the factors noted above along with the growth in the loan portfolio. The $5.1 million IBT acquired allowance for loan losses reflects a lower risk weighting due to a heavier concentration of consumer loans in the acquired portfolio as compared to the S&T portfolio. The additions to the allowance for loan losses charged to operating expense has maintained the allowance as a percent of loans at the following levels at the end of each year presented below:

Year Ended December 31
2008	2007	2006	2005	2004
1.20%	1.23%	1.25%	1.47%	1.50%

We have considered impaired loans in our determination of the allowance for loan losses. The allowance for loan losses for all impaired loans was $7,115,000 and $2,919,000 at December 31, 2008 and 2007, respectively.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

This table summarizes our loan loss experience for each of the five years presented below:

	Year Ended December 31
	2008	2007	2006	2005	2004
(dollars in thousands)

Balance at January 1:	$34,345	$33,220	$36,572	$34,262	$31,478
Charge-offs:
Commercial, mortgage and industrial	(5,943)	(5,648)	(12,575)	(2,260)	(5,616)
Residential real estate	(5,086)	(515)	(394)	(529)	(484)
Consumer	(1,141)	(917)	(1,069)	(1,140)	(1,075)
Total	(12,170)	(7,080)	(14,038)	(3,929)	(7,175)
Recoveries:
Commercial, mortgage and industrial	1,774	1,640	640	1,699	4,835
Residential real estate	157	256	201	235	408
Consumer	285	497	465	274	316
Total	2,216	2,393	1,306	2,208	5,559
Net charge-offs	(9,954)	(4,687)	(12,732)	(1,721)	(1,616)
Provision for loan losses	12,878	5,812	9,380	5,000	4,400
Acquired loan loss reserve	5,420	—	—	—	—
Allowance for lending-related commitments	—	—	—	(969)	—
Balance at December 31:	$42,689	$34,345	$33,220	$36,572	$34,262
Ratio of net charge-offs to average loans outstanding	0.31%	0.17%	0.49%	0.07%	0.07%

This table shows allocation of the allowance for loan losses as of the end of each of the last five years:

	December 31
	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(dollars in thousands)

Commercial, mortgage and industrial	$38,951	64%	$31,274	64%	$28,540	63%	$32,053	63%	$29,594	64%
Real estate-construction	73	10%	51	11%	379	13%	532	14%	852	12%
Residential real estate	660	24%	543	22%	536	21%	613	21%	585	21%
Consumer	3,005	2%	2,477	3%	3,765	3%	3,374	2%	3,231	3%
TOTAL	$42,689	100%	$34,345	100%	$33,220	100%	$36,572	100%	$34,262	100%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Net loan charge-offs totaled $10.0 million in 2008 and $4.7 million in 2007. Net loan charge-offs during 2008 were primarily impacted by a $1.1 million charge-off on a loan with the aforementioned sales and service company in the second quarter of 2008, a $0.9 million charge-off on a construction company loan during the third quarter of 2008 and a $4.6 million charge-off in the fourth quarter of 2008 related to the commercial customer that was misappropriating construction funds. These charge-offs during 2008 were offset by a $0.8 million recovery on the aforementioned construction company loan. The most significant charge-offs for 2007 were $1.6 million for a construction servicing company, an additional charge-off of $1.2 million related to a workers compensation letter of credit draw for a heavy construction company and a $0.9 million commercial loan relationship for a security distribution and installation company.

The balance of nonperforming loans, which included loans past due 90 days or more, at December 31, 2008 was $42.5 million or 1.19 percent of total loans. This compares to nonperforming loans of $16.8 million or 0.60 percent of total loans at December 31, 2007. Nonperforming assets totaled $43.6 million or 0.98 percent of total assets at December 31, 2008 and $17.3 million or 0.51 percent of total assets at December 31, 2007. There are no loans 90 days past due and still accruing interest. The increase of $25.7 million in nonperforming loans in 2008 as compared to 2007 was considered within the assessment of qualitative factors in the determination of the allowance for loan losses.

The most significant credits in nonperforming status at December 31, 2008 were an $8.8 million condominium project, a $7.8 million strip mall project, a $3.5 million mixed use office and industrial project, a $3.0 million retail strip mall, a $2.4 million office project, $1.8 million within the food services industry and $2.1 million with the commercial real estate customer that was misappropriating construction funds.

The provision for loans losses was $12.9 million for 2008, as compared to $5.8 million for 2007. The provision was the result of management’s detailed analysis of the adequacy of the allowance for loan losses and is consistent with commercial loan growth, loan charge-off levels and the level of specific reserves established for impaired commercial loan relationships, offset by the resolution of the three aforementioned commercial loan relationships.

The following table summarizes our nonaccrual and past due loans:

	December 31
	2008	2007	2006	2005	2004
(dollars in thousands)

Nonaccrual loans	$42,466	$16,798	$19,852	$11,166	$6,309
Accruing loans past due 90 days or more	—	—	—	—	—

S&T’s policy is to place loans in all categories on nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There are no loans 90 days or more past due and still accruing. For the years ended December 31, 2008 and 2007, interest that would have been recorded had the nonaccrual loans performed in accordance with the original loan terms was $2,975,000 and $2,410,000, respectively. At December 31, 2008 and 2007, there was $27,851,000 and $6,356,000, respectively, of impaired loans that were on nonaccrual. There is no foreign loan amounts required to be included in this table and no troubled debt restructures in the periods presented.

DEPOSITS

Average total deposits increased by $303.5 million in 2008 and $90.6 million in 2007. The mix of average deposits changed in 2008 with average time deposits increasing $168.0 million, average

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

money market and NOW accounts increasing $100.5 million partially offset by average savings accounts decreasing $56.5 million. Average noninterest-bearing deposits increased by $91.5 million or 21 percent in 2008 and were approximately 18 percent of average total deposits during 2008 and 17 percent during 2007. S&T acquired $326.0 million of average deposits with the IBT acquisition. The composition of the average acquired deposits included $159.4 million in certificates of deposit, $79.2 million in demand and NOW accounts, $46.2 million of money market account and $41.2 million of savings accounts. The increase in demand deposits is primarily attributable to cash management products and services. The decrease of $56.5 million in savings accounts is primarily attributable to S&T being less aggressive with competitive pricing strategies as borrowings currently have a slight pricing advantage. We are willing to accept slightly less robust deposit growth in the short-term in order to take advantage of these unique circumstances. Total deposits at December 31, 2008 increased $606.6 million compared to December 31, 2007 of which S&T acquired $573.6 million with the IBT acquisition. S&T Cash Management accounts totaled $601.9 million at December 31, 2008 and $811.6 million at December 31, 2007 and has account pricing features that allow S&T to better complement shifting interest rate sensitivity.

Core deposit growth has been an important strategic initiative for S&T, through the expansion of retail facilities, promotion and new products. Other important strategies include providing cash management services to commercial customers to increase transaction related deposits, and enhanced delivery services such as electronic banking.

The daily average amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
(dollars in thousands)

Noninterest-bearing demand deposits	$533,096		$441,647		$423,515
NOW/Money market accounts	395,629	0.76%	295,099	1.19%	334,987	1.13%
Savings deposits	865,839	1.35%	922,333	3.68%	825,021	3.97%
Time deposits	1,102,717	3.41%	934,673	4.51%	919,593	4.02%
TOTAL	$2,897,281		$2,593,752		$2,503,116

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, are summarized as follows:

2008
(dollars in thousands)

Three months or less	$129,599
Over three through six months	80,161
Over six through twelve months	52,369
Over twelve months	115,619
TOTAL	$377,748

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Certificates of deposit of $100,000 and over were 12 percent of total deposits at December 31, 2008 and 10 percent at 2007,

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

and primarily represent deposit relationships with local customers in our market area. S&T had $59.0 million of brokered retail certificates of deposit outstanding at December 31, 2008 and $2.8 million at December 31, 2007. The issuance of brokered retail certificates of deposits in 2008 and 2007 was an ALCO strategy to increase liquidity for loan demand, as an alternative to increased borrowings.

BORROWINGS

Average borrowings by S&T increased $246.8 million in 2008 as compared to 2007 as a result of increased loan growth that was not fully funded by maturing investment securities or deposit growth, and to take advantage of low short-term funding sources. Borrowings were comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings. S&T defines REPOs with our retail customers as retail REPOs, wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

The largest increase in average borrowings in 2008 is a $183.7 million increase in FHLB advances compared to 2007. The average balance in retail REPOs increased by $52.1 million in 2008 and $9.3 million in 2007. S&T views retail REPOs as a relatively stable source of funds because most of these accounts are with local, long-term customers. Wholesale REPOs, federal funds purchased and FHLB advances averaged $232.8 million in 2008, an increase of $164.3 million from the 2007 averages.

During 2008, average long-term borrowings increased $30.4 million as compared to December 31, 2007. At December 31, 2008, S&T had long-term borrowings outstanding of $176.9 million at a fixed-rate and $93.7 million at a variable rate. The increase in long-term borrowings is part of an ALCO strategy to limit interest rate risk as customer preferences have shifted to short-term and variable rate deposits.

During the third quarter of 2006, S&T Bank issued $25.0 million of junior subordinated debentures through a pooled transaction at an initial fixed rate of 6.78 percent. On September 15, 2011, and quarterly thereafter, S&T Bank has the option to redeem the subordinated debt, subject to a 30 day written notice and prior approval by the FDIC . If S&T chooses not to exercise the option for early redemption on September 15, 2011 or subsequent quarters, the subordinated debt will convert to a variable rate of 3-month LIBOR plus 160 basis points. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on December 15, 2036.

During the first quarter of 2008, S&T completed a private placement to a financial institution of $20.0 million of floating rate trust preferred securities. The trust preferred securities mature in March 2038, and are callable at S&T’s option, after five years, and bear interest initially at a rate of 6.44 percent per annum and quarterly adjusts with the three-month LIBOR plus 350 basis points. S&T will make interest payments to the trustee beginning on June 15, 2008 and quarterly thereafter. The proceeds from the sale of the trust preferred securities was used to partially finance the acquisition of IBT. The trust preferred securities qualifies as Tier 1 capital under regulatory guidelines.

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

Securities Sold under Repurchase Agreements and Federal Funds Purchased	2008	2007	2006
(dollars in thousands)

Balance at December 31	$113,419	$100,258	$133,021
Average balance during the year	128,890	96,171	114,544
Average interest rate during the year	1.36%	4.40%	4.51%
Maximum month-end balance during the year	$197,045	$118,918	$156,471
Average interest rate at year-end	0.39%	3.58%	4.83%

Short-term Federal Home Loan Bank (FHLB) Advances	2008	2007	2006
(dollars in thousands)

Balance at December 31	$308,475	$80,000	$55,000
Average balance during the year	227,918	44,214	88,342
Average interest rate during the year	1.87%	5.26%	5.01%
Maximum month-end balance during the year	$377,850	$100,000	$150,000
Average interest rate at year-end	0.59%	4.46%	5.44%

WEALTH MANAGEMENT ASSETS

The year-end 2008 market value balance of the S&T Bank wealth management assets under management, which are not accounted for as part of the assets of S&T, decreased 2 percent in 2008 to $1.3 billion, with $970.4 million in wealth management services and $329.7 million in brokerage services. The decrease in 2008 is primarily attributable to decreased performance in the stock markets, offset by $189.1 million of wealth management assets acquired with the IBT acquisition.

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

We believe the presentation of net interest income on a fully tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the consolidated statements of income is reconciled to net interest income adjusted to a fully tax-equivalent basis on page 34.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2008

NET INCOME

Net income was $60.2 million in 2008, a 7 percent increase from the $56.1 million in 2007. Earnings per share increased 1 percent from $2.26 diluted earnings per share in 2007 to $2.28 diluted earnings per share in 2008. The differences between percentage changes for net income and earnings per share is primarily due to the 2.8 million shares issued to the former IBT shareholders as partial payment for the IBT acquisition in the second quarter 2008. The increase in net income was primarily the result of increases in net interest income and noninterest income, offset by a higher loan loss provision, lower security gains and an increase in noninterest expense. The return on average assets was 1.52 percent for 2008, as compared to 1.68 percent for 2007. The return on average equity was 14.77 percent for 2008 compared to 16.97 percent for 2007.

RETURN ON EQUITY AND ASSETS

The table below shows consolidated operating and capital ratios of S&T for each of the last three years:

	Year Ended December 31
	2008	2007	2006
Return on average assets	1.52%	1.68%	1.64%
Return on average equity	14.77%	16.97%	15.37%
Dividend payout ratio	53.66%	53.06%	56.33%
Equity to asset ratio	10.11%	9.91%	10.16%

NET INTEREST INCOME

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 79 percent and 76 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in 2008 and 2007, respectively. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment.

On a fully tax-equivalent basis, net interest income increased $27.9 million or 23 percent in 2008 compared to 2007. Net interest income increases in 2008 are primarily attributable to growth in earning assets, primarily loans as well as the IBT acquisition. The net yield on interest earning assets increased to 4.07 percent in 2008 as compared to 3.87 percent in 2007. This consistency in the net yields on earning assets is primarily the result of effective asset liability strategies in a sometimes volatile interest rate environment. S&T’s balance sheet at December 31, 2008 is slightly liability

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

sensitive, with funding costs decreasing faster than asset yields in a declining interest rate environment.

In 2008, average loans increased $499.0 million and average securities, other investments and federal funds sold increased $34.9 million. S&T acquired $278.5 million of average loans and $147.3 million of average securities with the IBT acquisition. The yields on average loans decreased by 116 basis points, and the yields on average securities slightly decreased by 5 basis point. Overall earning asset yields decreased 101 basis points.

Average interest-bearing deposits provided $212.1 million of the funds for the growth in average earning assets, at a cost of 2.21 percent in 2008 as compared to 3.70 percent in 2007. S&T acquired $326.0 million of average deposits with the IBT acquisition. The cost of repurchase agreements and other borrowed funds decreased 202 basis points to 3.18 percent. Overall funding costs decreased 150 basis points.

Positively affecting net interest income was a $74.9 million increase in average net free funds during 2008 compared to 2007. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. The increase is primarily due to successful marketing of new demand accounts and corporate cash management services and increased retained earnings.

Interest on loans to and obligations of state, municipalities and other public entities are not subject to federal income tax. As such, the stated (pre-tax) yield on these assets is lower than the yields on taxable assets of similar risk and maturity. In order to make the pre-tax income and resultant yields comparable to taxable loans and investments, a tax-equivalent adjustment was added to interest income in the tables below. This adjustment is calculated using the U.S. federal statutory corporate income tax rate of 35 percent for 2008, 2007 and 2006.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Year Ended December 31
	2008	2007	2006
(dollars in thousands)

Interest income per consolidated statements of income	$216,118	$215,605	$204,702
Adjustment to fully tax-equivalent basis	5,147	4,727	4,504
Interest income adjusted to fully tax-equivalent basis	221,265	220,332	209,206
Interest expense	72,171	99,167	91,584
Net interest income adjusted to fully tax-equivalent basis	$149,094	$121,165	$117,622

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Average Balance Sheet and Net Interest Income Analysis

	December 31
	2008			2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(dollars in thousands)

ASSETS
Loans(1)(2)	$3,230,791	$201,547	6.24%	$2,731,807	$202,032	7.40%	$2,588,175	$187,818	7.26%
Taxable investment securities	303,442	13,651	4.50%	301,115	13,576	4.51%	362,307	16,374	4.52%
Tax-exempt investment securities(2)	105,781	5,429	5.13%	81,200	4,001	4.93%	84,116	4,145	4.93%
Other investments	20,733	636	3.07%	12,144	687	5.66%	12,676	771	6.09%
Federal funds sold	124	2	1.90%	728	36	4.92%	1,890	98	5.20%
Total interest-earning assets(3)	3,660,871	221,265	6.04%	3,126,994	220,332	7.05%	3,049,164	209,206	6.86%
Noninterest-earning assets:
Cash and due from banks	60,636			53,702			53,331
Premises and equipment, net	41,702			36,320			31,973
Other assets	246,895			154,158			146,850
Less allowance for loan losses	(39,102)			(35,072)			(36,427)
Total	$3,971,002			$3,336,102			$3,244,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW/Money market accounts	$395,629	$3,022	0.76%	$295,099	$3,524	1.19%	$334,987	$3,796	1.13%
Savings deposits	865,839	11,692	1.35%	922,333	33,956	3.68%	825,021	32,755	3.97%
Time deposits	1,102,717	37,650	3.41%	934,673	42,106	4.51%	919,593	36,978	4.02%
Federal funds purchased	4,886	122	2.52%	14,485	786	5.42%	21,560	1,109	5.14%
Securities sold under repurchase agreements	124,005	1,627	1.31%	81,686	3,446	4.22%	92,984	4,063	4.37%
Short-term borrowings	227,918	4,263	1.87%	44,214	2,325	5.26%	88,342	4,424	5.01%
Long-term borrowings	196,901	9,416	4.78%	211,347	11,329	5.36%	154,276	7,988	5.18%
Subordinated debt	69,872	4,379	6.27%	25,000	1,695	6.78%	6,986	471	6.74%
Total interest-bearing liabilities(3)	2,987,767	72,171	2.42%	2,528,837	99,167	3.92%	2,443,749	91,584	3.75%
Noninterest-bearing liabilities:
Demand deposits	533,096			441,647			423,515
Other	42,478			34,866			30,703
Shareholders’ equity	407,661			330,752			346,924
Total	$3,971,002			$3,336,102			$3,244,891
Net interest income		$149,094			$121,165			$117,622
Net yield on interest-earning assets			4.07%			3.87%			3.86%
(1)	For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	Tax-exempt income is on a fully tax-equivalent basis, including the dividend-received deduction for equity securities, using the statutory federal corporate income tax rate of 35 percent for 2008, 2007 and 2006.
(3)	Yields are calculated using historical cost basis.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2008 Compared to 2007 Increase (Decrease) Due to(1)			2007 Compared to 2006 Increase (Decrease) Due to(1)
	Volume	Rate	Net	Volume	Rate	Net
(dollars in thousands)

Interest earned on:
Loans(2)	$36,903	$(37,388)	$(485)	$10,423	$3,791	$14,214
Taxable investment securities	105	(30)	75	(2,766)	(32)	(2,798)
Tax-exempt investment securities(2)	1,211	217	1,428	(144)	—	(144)
Other investments	486	(537)	(51)	(32)	(52)	(84)
Federal funds sold	(30)	(4)	(34)	(60)	(2)	(62)
Total interest-earning assets	38,675	(37,742)	933	7,421	3,705	11,126

Interest paid on:
NOW/Money market accounts	1,201	(1,703)	(502)	(452)	180	(272)
Savings deposits	(2,080)	(20,184)	(22,264)	3,863	(2,662)	1,201
Time deposits	7,570	(12,026)	(4,456)	602	4,526	5,128
Federal funds purchased	(521)	(143)	(664)	(364)	41	(323)
Securities sold under repurchase agreements	1,785	(3,604)	(1,819)	(494)	(123)	(617)
Short-term borrowings	9,660	(7,722)	1,938	(2,210)	111	(2,099)
Long-term borrowings	(774)	(1,139)	(1,913)	2,957	384	3,341
Subordinated debt	3,042	(358)	2,684	1,214	10	1,224
Total interest-bearing liabilities	19,883	(46,879)	(26,996)	5,116	2,467	7,583
Change in net interest income	$18,792	$9,137	$27,929	$2,305	$1,238	$3,543
(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2008, 2007 and 2006.

PROVISION FOR LOAN LOSSES

The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses was $12.9 million and $5.8 million for 2008 and 2007, respectively. The provision is the result of management’s assessment of credit quality statistics and other risk factors that would have an impact on probable losses in the loan portfolio, and the model used to determine the adequacy of the allowance for loan losses. A model is used to assist in the determination of the adequacy of the allowance for loan losses. Changes in the risk factors within the allowance for loan loss model are consistent with a decline in asset quality, which includes a significant increase in net loan charge-offs and nonaccrual loans.

Current credit quality and historical charge-offs are the most important factors in determining the amount of the allowance, and the resulting provision. Also affecting the amount of the allowance and resulting provision is loan growth and portfolio composition. Most of the loan growth in 2008 and 2007 is attributable to larger commercial loans. Net loan charge-offs totaled $10.0 million or 0.31 percent of average loans for 2008 and $4.7 million or 0.17 percent of average loans for 2007. The most significant charge-offs for 2008 were the aforementioned sales and service company charge-off of

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

$1.1 million in the second quarter of 2008, a $0.9 million charge-off on a construction company loan during the third quarter of 2008 and a $4.6 million charge-off in the fourth quarter of 2008 related to the commercial customer that was misappropriating construction funds. These charge-offs during 2008 were offset by a $0.8 million recovery on the aforementioned construction company loan. The most significant charge-offs for 2007 were $1.4 million for a construction servicing company, an additional charge-off of $1.2 million related to a workers compensation letter of credit draw for a heavy construction company and a $0.8 million commercial loan relationship for a security distribution and installation company, all of which were previously considered in the analysis for the adequacy of the allowance for loan losses. Nonaccrual loans to total loans increased to 1.19 percent at December 31, 2008 as compared to 0.60 percent at December 31, 2007.

NONINTEREST INCOME

Noninterest income, excluding net security gains, increased $2.3 million, or 6 percent in 2008 compared to 2007. Increases included $2.2 million or 22 percent in service charges and fees on deposit accounts, $0.8 million or 11 percent in insurance activities and $0.5 million or 7 percent in wealth management fees. Offsetting these increases were decreases of $0.9 million or 148 percent in mortgage banking and $0.3 million or 13 percent in letter of credit fees.

The increase of $2.2 million or 22 percent in service charges and fees is primarily related to fees charged for insufficient funds and account analysis fees incurred during the year and were positively affected by an increased customer base resulting from the IBT acquisition. Insurance commissions increased $0.8 million or 11 percent primarily as a result of stronger overall sales volume. Wealth management fees increased $0.5 million or 7 percent primarily related to increased brokerage and annuity commissions. Offsetting these increases were decreases of $0.9 million in mortgage banking due to impairment in the portfolio as a result unprecedented prepayment speeds and current low interest rates and $0.3 million or 13 percent in letter of credit fees due to lower customer demand for this product.

S&T recognized $1.7 million of losses on the sale of available for sale securities in 2008. These losses included $4.3 million of realized losses taken for other-than-temporary impairment on seven bank equity investment holdings, in accordance with FSP 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and $0.7 million of realized losses from restructuring the IBT available for sale securities portfolio during the second quarter of 2008. These losses were partially offset by $3.3 million of realized equity security gains for 2008. S&T has implemented a strategy to methodically sell equity holdings in the available for sale equity portfolio and only retain strategic positions in bank holding companies within our market area.

NONINTEREST EXPENSE

Noninterest expense increased $10.3 million or 14 percent in 2008 compared to 2007. S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income, excluding security gains plus net interest income on a fully tax-equivalent basis, was 45 percent in 2008 and 47 percent in 2007.

Staff expense increased 6 percent or $2.3 million in 2008. This increase is primarily attributable to the addition of 93 average full-time equivalent staff, primarily due to the IBT acquisition and normal annual merit increases, offset by a $1.9 million decrease in incentive plan accruals based on 2008 award levels. The majority of S&T incentive plan awards are based upon growth in earnings per share.

S&T’s net periodic defined benefit plan cost is based primarily on three assumptions: the discount rate for plan liabilities, the expected return on plan assets and the rate of compensation increase. Net periodic pension expense of $0.1 million was recorded for S&T’s defined benefit plan for 2008 and

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

2007. Net periodic pension expense is expected to approximate $3.1 million for the year 2009, assuming no significant changes in plan assumptions or contributions.

Occupancy and furniture and equipment expense increased 14 percent or $1.3 million as compared to 2007 due to the net acquisition of nine new branches with the IBT acquisition and the addition of one de novo branch opening during the year. Data processing expense increased $0.6 million or 12 percent as compared to 2007 as a result of conversion expenses related to the IBT acquisition, partially offset by a favorable renegotiation of the current contract and a change in data communication processes. Marketing expenses increased $0.5 million or 17 percent as compared to 2007 as a result of additional promotions and new customer account packages associated with the IBT acquisition. Amortization of intangibles increased $0.8 million or 252 percent due to the IBT acquisition.

Other noninterest expense increased $4.6 million as compared to 2007 primarily due to a $1.4 million increase in the reserve for unfunded loan commitments, a $1.4 million impairment charge for affordable housing limited partnerships, $0.7 million in increased amortization for affordable housing projects and $1.1 million of nonrecurring merger expenses.

FEDERAL INCOME TAXES

Federal income tax expense increased $2.9 million to $24.5 million in 2008 as compared to 2007. This increase is primarily attributable to an increase in pre-tax income. The effective tax rate of 29 percent in 2008 and 28 percent in 2007 was below the 35 percent statutory tax rate due to the tax benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects. S&T currently does not incur any alternative minimum tax.

RESULTS OF OPERATIONS

Year Ended December 31, 2007

NET INCOME

Net income was $56.1 million in 2007, a 5 percent increase from the $53.3 million in 2006. Earnings per share increased 10 percent from $2.06 diluted earnings per share in 2006 to $2.26 diluted earnings per share in 2007. Earnings per share percentage increases were higher than net income percentage increases due to a successful stock buyback program in 2007. The increase in net income was primarily the result of increases in net interest income, a significantly lower loan loss provision and an increase in other noninterest income, offset by lower security gains and an increase in noninterest expense. The return on average assets was 1.68 percent for 2007, as compared to 1.64 percent for 2006. The return on average equity was 16.97 percent for 2007 compared to 15.37 percent for 2006.

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

Average interest-bearing deposits provided $72.5 million of the funds for the growth in average earning assets, at a cost of 3.70 percent in 2007 as compared to 3.53 percent in 2006. The cost of repurchase agreements and other borrowed funds increased 24 basis points to 5.20 percent. Overall funding costs increased 17 basis points.

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

NONINTEREST INCOME

Noninterest income, excluding net security gains, increased $1.9 million, or 5 percent in 2007 compared to 2006. Increases included $0.6 million or 10 percent in insurance activities, and $2.2

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

million or 32 percent in other noninterest income. Offsetting these increases were decreases of $0.4 million or 5 percent in wealth management fees, $0.3 million or 12 percent in letter of credit fees and $0.3 million or 3 percent in service charges and fees on deposit accounts.

Insurance commissions increased $0.6 million or 10 percent primarily as a result of stronger overall sales volume. This area was the focus of several strategic initiatives and product enhancements implemented in order to expand this source of noninterest income. The $2.2 million or 32 percent increase in other noninterest income is primarily due to a reclassification of investment securities held in the deferred compensation plan trust to a trading classification, within other assets, from an available for sale classification. The reclassification generated a one-time favorable adjustment to other noninterest income of $1.2 million in the third quarter of 2007. This change is consistent with the guidance in Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” and will eliminate future income statement volatility related to the accounting of the deferred compensation plan. Other increases to other noninterest income were $0.8 million for merchant and debit card revenue. The $0.4 million or 5 percent decrease in wealth management fees is primarily related to a $0.4 million accrual adjustment in 2006. Other decreases include $0.3 million or 12 percent in letter of credit fees due to lower customer demand for this product and $0.3 million or 3 percent decrease in service charges on deposit accounts primarily the result of a strategic decision to offer free internet banking with bill payment to our customers, and lower non-sufficient fund fees due to customer behavior patterns.

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

S&T’s net periodic defined benefit plan cost is based primarily on three assumptions: the discount rate for plan liabilities, the expected return on plan assets and the rate of compensation increase. Net periodic pension expense of $0.1 million and $0.8 million, respectively was recorded for S&T’s defined benefit plan for 2007 and 2006. Net periodic pension expense (income) is expected to approximate ($0.1) million for the year 2008, assuming no significant changes in plan assumptions.

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

LIQUIDITY AND CAPITAL RESOURCES

Shareholders’ equity increased $111.1 million at December 31, 2008 compared to December 31, 2007. The source of equity growth is primarily due to the common shares issued out of treasury in connection with the IBT acquisition.

Net income was $60.2 million and dividends declared to shareholders were $33.2 million for 2008. S&T paid 54 percent of 2008 net income in dividends, equating to an annual dividend rate of $1.24 per share. Also affecting capital was a decrease of $13.6 million in the funded status of pension and $3.3 million in unrealized losses on securities available for sale, net of tax, which is included in other comprehensive income, offset by a decrease of $85.2 million in treasury stock as a result of issuing 2,751,749 shares to the former IBT shareholders as well as 330,092 shares issued primarily through the exercise of employee stock options.

The S&T Board of Directors previously authorized a stock buyback program for 2007 of up to one million shares, or approximately 4 percent of shares outstanding. On June 18, 2007, the S&T Board of Directors authorized a new stock buyback program until June 30, 2008 of an additional one million shares. During 2008, there were no repurchases of S&T common stock under the 2007 program. During 2007, S&T repurchased 971,400 shares of its common stock at an average price of $32.74 per share. The impact of the repurchased shares is $0.03 increase to 2007 diluted earnings per share. S&T reissued 161,213 shares during 2007 primarily through the exercise of employee stock options.

S&T continues to maintain a strong capital position with a leverage ratio of 7.31 percent as compared to the 2008 minimum regulatory guideline of 3 percent. S&T’s risk-based capital Tier 1 and Total ratios were 8.65 percent and 11.82 percent, respectively, at December 31, 2008, which places S&T well above the Federal Reserve Board’s risk-based capital guidelines of 4 percent and 8 percent for Tier 1 and Total capital. In addition, management believes that S&T has the ability to raise additional capital if necessary.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $150.0 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T may use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2008, S&T had not issued any securities pursuant to the shelf registration statement.

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

On January 16, 2009 S&T completed a $108,676,000 capital raise as a participant in the U.S. Treasury Program. In conjunction with the Registrant’s participation in the Capital Purchase Program, the Registrant and the U.S. Treasury entered into a Letter Agreement (the “Purchase Agreement”), pursuant to which S&T agreed to issue 108,676 shares of S&T’s Series A Preferred Stock, having a liquidation amount per share equal to $1,000 per share, for a total price of $108,676,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The Registrant may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a “qualified equity offering” (as defined in the Purchase Agreement). After three years, the Registrant may, at its option, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting and will qualify as Tier I capital. Prior to January 16, 2012, unless the Registrant has redeemed the Series A Preferred Stock or the U.S. Treasury has transferred the Series A Preferred Stock to a third party, the consent of the U.S. Treasury will be required for the Registrant to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. In addition, the Series A Preferred Stock issuance includes certain restrictions on executive compensation that could limit the tax deductibility of compensation the Registrant pays to executive management.

As part of its purchase of the Series A Preferred Stock, the U.S. Treasury received a Warrant to purchase 517,012 shares of S&T’s common stock at an initial per share exercise price of $31.53. The Warrant provides for the adjustment of the exercise price and the number of shares of S&T’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the S&T’s common stock, and upon certain issuances of S&T’s common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, S&T receives aggregate gross cash proceeds of not less than $108,676,000 from qualified equity offerings announced after October 13, 2008, the number of shares of common stock issuable pursuant to the U.S. Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares. In addition, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

In April 1993, shareholders approved the S&T Incentive Stock Plan (“Stock Plan”) authorizing the issuance of a maximum of 1.2 million shares of S&T’s common stock to assist in attracting and retaining employees of outstanding ability and to align their interests with those of the shareholders of S&T. On October 17, 1994, the Stock Plan was amended to include outside directors. On April 21, 1997, shareholders approved an amendment to the Stock Plan increasing the number of authorized shares to 3.2 million. As of December 31, 2002, 3,180,822 nonstatutory stock options and 35,600 restricted stock awards had been granted to key employees and outside directors under the Stock Plan; 414,850 of these awards are currently exercisable. In April 2003, shareholders approved the 2003 S&T Incentive Stock Plan (“2003 Stock Plan”) authorizing the issuance of 1.5 million shares, subject to capital adjustments as provided in the 2003 Stock Plan. The purpose of the 2003 Stock Plan is to promote the long-term interests of S&T and its shareholders by attracting and retaining directors, officers and key employees. S&T believes that directors, officers and employees who own shares of its common stock will have a closer identification with S&T and a greater motivation to work for S&T’s success, because, as shareholders, they will participate in S&T’s growth and earnings. As of December 31, 2006, 937,500 nonstatutory stock options had been granted under the 2003 Stock Plan to employees and directors; 681,550 of these awards are currently exercisable. On December 19, 2005, S&T also granted 206,900 cash appreciation rights under the 2005 Cash Appreciation Rights (“CARs”) Plan to employees, with 91,250 of these awards currently exercisable. No corporate-wide stock option grants were awarded in 2006. On April 21, 2008 and April 16, 2007, 7,787 and 7,761, respectively, restricted stock awards were granted to outside directors. On December 15, 2008 and December 17, 2007, 3,224 and 35,199, respectively, restricted stock awards were granted to senior management. The restricted stock awards to outside directors vest in one year. The awards to senior management were granted in accordance with 2008 and 2007 performance levels and primarily based on earnings per share growth. The restricted stock awards to senior management have a vesting schedule of 25% in each of the next four years.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

S&T has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
(dollars in thousands)

Deposits without a stated maturity(1)	$1,934,606	$—	$—	$—	$1,934,606
Time deposits(1)	846,767	326,457	109,064	11,522	1,293,810
Federal funds purchased and securities sold under repurchase agreements(1)	113,419	—	—	—	113,419
Short-term borrowings(1)	308,475	—	—	—	308,475
Long-term borrowings(1)	94,452	66,374	11,165	8,340	180,331
Junior subordinated debt securities(1)	—	—	—	90,619	90,619
Operating leases	1,597	3,019	3,022	34,757	42,395
Purchase obligations	3,000	5,750	—	—	8,750
Total	$3,302,316	$401,600	$123,251	$145,238	$3,972,405
(1)	Excludes interest

Operating lease obligations represent short-term lease arrangements as described in Note H to the consolidated financial statements. Purchase obligations represent obligations under agreement with Metavante, S&T’s third party data processing servicer, for operational services outsourced. The Metavante obligation has a buyout provision of 40 percent of the remaining payments under the original term of the contract.

In the normal course of business, S&T commits to extend credit and issue standby letters of credit. These obligations are not recorded in our financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement and are renewed on an annual basis. Our exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $765,583,000 and $663,124,000 at December 31, 2008 and 2007, respectively. Unfunded other loan commitments totaled $198,600,000 and $187,173,000 at December 31, 2008 and 2007, respectively; and obligations under standby letters of credit totaled $146,738,000 and $184,589,000 at December 31, 2008 and 2007, respectively.

REGULATORY MATTERS

S&T and S&T Bank are subject to periodic examinations by the Pennsylvania Department of Banking (“PADB”), the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve Bank of Cleveland (“Federal Reserve”). During 2008, examinations of S&T and S&T Bank were conducted by the FDIC and the Federal Reserve. The examination by the FDIC included, but was not limited to, procedures designed to review capital adequacy, asset quality, board of director and management oversight, earnings performance, liquidity position and funds management practices, sensitivity to market risk, risk management practices and compliance with the BSA, CRA and consumer protection

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

laws of S&T Bank and its subsidiaries. The examination by the Federal Reserve included, but was not limited to, procedures designed to review risk management systems, board of director and related committee meeting minutes, financial statements, corporate policies and intercompany transactions of S&T and its subsidiaries.

Due to S&T’s current capital position and results of regulatory examinations, S&T pays the lowest possible assessment rate for FDIC deposit insurance.

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

Securities

Securities are reported at fair market value adjusted for premiums and discounts which are recognized in interest income using the interest method over the period to maturity. Declines in market value of individual securities below their amortized cost, and that are other-than-temporary, will be written down to current market value and included in earnings as realized losses. Management systematically evaluates securities for other-than-temporary declines in market value on a quarterly basis. S&T’s policy for other-than-temporary declines within the equity portfolio require an impairment charge when the security is in a loss position for 12 consecutive months. S&T’s policy for other-than-temporary declines within the debt securities portfolio is based upon a number of factors, including, but not limited to the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value and management’s intent and ability to retain the security for a period of time sufficient to allow for a recovery in market value or maturity. If the financial markets experience deterioration, additional charges to income could occur in future periods.

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

The allowance for loan losses at December 31, 2008 includes $39.0 million or 91 percent of the allowance allocated to commercial and industrial and commercial real estate loans. The ability for customers to repay commercial loans is more dependent upon the success of their business, continuing income and general economic conditions. Accordingly, the risk of loss is higher on such loans than on residential real estate loans, which generally incur lower losses in the event of foreclosure as the collateral value typically exceeds the loan amounts.

Goodwill and Other Intangible Assets

S&T has $11.7 million of core deposit and other intangible assets subject to amortization and $163.5 million in goodwill, which is not subject to periodic amortization. S&T determined the amount of identifiable intangible assets based upon an independent core deposit analysis and insurance contract analysis. An annual evaluation of identifiable intangible assets for impairment is performed by S&T. S&T concluded that the recorded value of identifiable intangible assets was not impaired as a result of the evaluation as of December 31, 2008.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. S&T’s goodwill relates to value inherent in the banking and insurance businesses and the value is dependent upon S&T’s ability to provide quality, cost-effective services in the face of free competition from other market participants on a regional basis. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of S&T’s services. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods. An annual evaluation of goodwill for impairment is performed by S&T. The market value of S&T and the implied market value of goodwill at the two reporting unit levels are estimated using industry comparable information under the first step of the goodwill impairment test. The bank reporting unit uses market capitalization and the insurance reporting unit uses multiples of revenue as industry comparable information. S&T concluded that the recorded value of goodwill was not impaired as a result of the evaluation as of October 1, 2008. S&T updated the evaluation as of December 31, 2008 and concluded goodwill was not impaired.

Income Taxes

S&T estimates income tax expense based on amounts expected to be owed to the tax jurisdictions where S&T conducts business. On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year.

Deferred income tax assets and liabilities are determined using the asset and liability method and are reported in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rate and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more-likely-than-not.

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

Acquisition

On June 6, 2008, S&T completed the acquisition of 100 percent of the shares of IBT Bancorp, Inc. located in Irwin, Pennsylvania, (“IBT”) which was the sole shareholder of Irwin Bank, in a stock and cash transaction valued at approximately $176.5 million. Pursuant to the terms of the merger agreement, shareholders of IBT were entitled to elect to receive for each share of IBT common stock that they owned, either $31.00 in cash or 0.93 of a share of S&T common stock. S&T issued 2,751,749 shares of common stock out of its treasury shares at a recorded fair value of $91.7 million based on $33.33 per share which was the closing price on May 12, 2008, the day before the IBT shareholders approved the merger and paid a total of $75.1 million in cash to the former IBT shareholders. The acquisition significantly expands S&T’s market share in the growing Allegheny and Westmoreland County markets in western Pennsylvania. The acquisition was accounted for under the purchase method, and all transactions of IBT since the acquisition date are included in S&T’s consolidated financial statements.

Joint Ventures

S&T has 30 limited partnership investments in affordable housing and federal historic rehabilitation projects, for which it provides funding as a limited partner and receives tax credits, tax deductions for losses incurred by the projects and proceeds from property disposition based on its partnership share prescribed by each partnership agreement. At December 31, 2008 and 2007, S&T had recorded investments in other assets on its balance sheet of approximately $16.3 million and $18.0 million, respectively, associated with these investments. These investments are accounted for on the equity method described in Emerging Issues Task Force (“EITF”) No. 94-1 “Accounting for Tax Benefits Resulting from Investments in Affordable Housing” and amortized over ten years and certain other investments are reviewed annually for impairment. The impairment test includes estimated tax credits and tax benefits of future losses as well as the estimated residual values from the sale of certain properties. Investments in partnerships for the purpose of rehabilitating historic structures are evaluated for impairment at the end of each reporting period and are recorded at their net realizable value expected from future tax credits. S&T determined that it is not the primary beneficiary of these partnerships and does not consolidate them.

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

The principal sources of asset liquidity are cash and due from banks, interest-earning deposits with banks, federal funds and securities available for sale. At December 31, 2008, the total of such assets was approximately $522.5 million or 12 percent of consolidated assets. While much more difficult to quantify, liability liquidity is further enhanced by a stable core deposit base, access to credit lines at other financial institutions and S&T’s ability to renew maturing deposits. Certificates of deposit in denominations of $100,000 or more represented 12 percent of total deposits at December 31, 2008 and were outstanding primarily to local customers. S&T’s ability to attract deposits and borrow funds depends primarily on continued rate competitiveness, profitability, capitalization and overall financial condition.

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

ALCO monitors and manages interest-rate sensitivity through gap, rate shock and rate ramp analyses, economic value of equity (“EVE”) and simulations in order to avoid unacceptable earnings fluctuations due to interest rate changes. Interest rate sensitivity analyses are highly dependent on assumptions, which have been developed based upon past experience and the expected behavior of customers under various rate scenarios. The assumptions include principal prepayments for fixed rate loans, mortgage-backed securities of U.S. government corporations and agencies and collateralized mortgage obligations, and classifying the demand, savings and money market balances by degree of interest-rate sensitivity.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — continued

The gap and cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of December 31, 2008.

Interest Rate Sensitivity

December 31, 2008

GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
(dollars in thousands)

Repricing Assets:
Cash/due from banks	$—	$—	$—	$69,780
Securities available for sale	169,537	74,357	80,591	128,228
Other investments	23,542	—	—	—
Net loans	1,653,766	312,243	502,912	1,057,106
Other assets	—	—	—	366,306
Total	1,846,845	386,600	583,503	1,621,420

Repricing Liabilities:
Demand	—	—	—	600,282
NOW	28,654	28,654	57,307	114,614
Money market	283,290	—	—	—
Savings	641,136	25,810	51,620	103,239
Certificates/clubs	614,471	232,561	173,003	273,775
Repos & short-term borrowings	421,894	—	—	—
Long-term borrowings	132,650	30,525	65,787	41,988
Other liabilities/equity	—	—	—	517,108
Total	2,122,095	317,550	347,717	1,651,006
GAP	$(275,250)	$69,050	$235,786	$(29,586)
Cumulative GAP	$(275,250)	$(206,200)	$29,586	$—

Rate Sensitive Assets/Rate Sensitive Liabilities	December 31, 2008	December 31, 2007
Cumulative 6 months	0.87	0.78
Cumulative 12 months	0.92	0.81

S&T’s one-year gap position at December 31, 2008 indicates a liability sensitive position. This means that more liabilities than assets will reprice during the measured time frames. The implications of a liability sensitive position will differ depending upon the change in market interest rates. For example, with a liability sensitive position in a declining interest rate environment, more liabilities than assets will decrease in rate. This situation could result in an increase to our interest rate spreads, net interest income and operating spreads. Conversely, with a liability sensitive position in a rising interest rate environment, more liabilities than assets will increase in rates. This situation could result in a decrease to our interest rate spreads, net interest income and operating spreads.

S&T has become less liability sensitive since December 2007 mainly due to a lower interest rate environment. In a decreasing interest rate environment there tends to be a preference for variable rate loans, an increase in loan refinance activity, call options on bonds are exercised, and

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — continued

prepayments on mortgage-backed securities of U.S. government corporations and agencies and collateralized mortgage obligations accelerate. During 2008, this led to greater increases in short term repricing assets than short term repricing liabilities, thereby reducing the banks liability sensitive position.

In addition to the gap analysis, S&T performs rate shock and rate ramp analyses on a static balance sheet to estimate the effect that a +/- 100, +/-200 and +/-300 basis point instantaneous and gradual parallel shift in the yield curve would have on 12 months of pretax net interest income. The rate shocks incorporate assumptions regarding the level of interest rate changes on non-maturity deposit products (savings, money market, NOW and demand deposits) and changes in the prepayment behavior of fixed rate loans and securities with optionality. Inclusion of these assumptions makes rate shock and rate ramp analyses more useful than gap analysis alone. S&T’s policy is to limit the change in pretax net interest income over a one-year horizon to 20% given changes in rates using shocks or rate ramps up to +/- 300 basis points. Although +/-100 and +/-200 basis point changes for the rate shock and rate ramp analyses are not policy guidelines, these analyses are performed to ensure directional consistency of the +/-300 basis point analysis.

The table below shows the percent change to pretax net interest income with a rate shock of +/-300 basis points.

	+300 bps	-300 bps
December 31, 2008	(.72)%	.73%
December 31, 2007	(3.62)%	(2.41)%

Comparing December 2008 to December 2007, the impact on pretax net interest income in the –300 basis point rate shock scenario has improved. The relative improvement can be attributed to modeling a -300 basis point rate shock in a very low interest rate environment and a less liability sensitive position. Since December 2007 short term rates have decreased by 400 basis points. With interest rates at this low level, many variable rate loan categories were already at or near floor rates in the December 2008 base case scenario. The base case scenario also assumed call options on most bonds would be exercised. As a result, the decrease in interest income between the base case and the -300 basis point rate shock scenario was not material on these assets. Although rates on short term time deposits, core deposits, and variable rate borrowings can not be reduced by the full 300 basis points in shock down scenarios, there continues to be repricing benefit from those liabilities.

When comparing December 2008 to December 2007, the impact on pretax net interest income in the +300 basis point rate shock scenario has improved. The relative improvement is mainly attributable to the refinement of sensitivity assumptions utilized in modeling core deposits in rate shock scenarios to more closely reflect historical experience, and lengthening of the time deposit portfolio. The improvement was offset somewhat by an increase in variable rate funding.

In order to monitor interest rate risk beyond the one-year time horizon of shocks and rate ramps, S&T also performs EVE analysis. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. As with rate shock analysis, EVE incorporates management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and core deposit behavior. S&T’s policy is to limit the change in EVE to –35% given changes in rates up to +/-300 basis points. The December 2008 results reflect a 9.44% decrease and 1.43% increase to EVE given a –300 and +300 basis point change in interest rates respectively.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

S&T Bancorp, Inc. and Subsidiaries

December 31	2008	2007
(dollars in thousands, except share and per share data)

ASSETS
Cash and due from banks	$69,780	$74,879
Securities available for sale	452,713	358,822
Other investments	23,542	13,833
Loans held for sale	737	899
Portfolio loans, net of allowance for loan losses of $42,689 in 2008 and $34,345 in 2007	3,525,290	2,761,695
Premises and equipment, net	45,304	37,629
Goodwill	163,546	50,087
Other intangibles, net	11,713	2,461
Bank owned life insurance	51,254	35,626
Other assets	94,489	71,690
Total Assets	$4,438,368	$3,407,621

LIABILITIES
Deposits:
Noninterest-bearing demand	$600,282	$462,387
Interest-bearing demand	229,229	151,686
Money market	283,290	144,408
Savings	821,805	946,967
Time deposits	1,293,810	916,377
Total Deposits	3,228,416	2,621,825
Securities sold under repurchase agreements and federal funds purchased	113,419	100,258
Short-term borrowings	308,475	80,000
Long-term borrowings	180,331	201,021
Junior subordinated debt securities	90,619	25,000
Other liabilities	68,414	41,957
Total Liabilities	3,989,674	3,070,061

SHAREHOLDERS’ EQUITY
Preferred stock, without par value, 10,000,000 shares authorized and none outstanding	—	—
Common stock ($2.50 par value) Authorized—50,000,000 shares in 2008 and 2007 Issued—29,714,038 shares in 2008 and 2007	74,285	74,285
Additional paid-in capital	43,327	27,502
Retained earnings	402,608	375,654
Accumulated other comprehensive (loss) income	(13,986)	2,900
Treasury stock (2,081,110 shares in 2008 and 5,162,951 shares in 2007, at cost)	(57,540)	(142,781)
Total Shareholders’ Equity	448,694	337,560
Total Liabilities and Shareholders’ Equity	$4,438,368	$3,407,621

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

S&T Bancorp, Inc. and Subsidiaries

Year Ended December 31	2008	2007	2006
(dollars in thousands, except per share data)

INTEREST INCOME
Loans, including fees	$198,754	$199,387	$185,544
Deposits with banks and federal funds sold	4	39	101
Investment Securities:
Taxable	12,626	11,768	14,293
Tax-exempt	3,529	2,601	2,694
Dividends	1,205	1,810	2,070
Total Interest Income	216,118	215,605	204,702

INTEREST EXPENSE
Deposits	52,363	79,587	73,529
Securities sold under repurchase agreements and federal funds purchased	1,750	4,231	5,171
Short-term borrowings	4,263	2,325	4,424
Long-term borrowings and junior subordinated debt securities	13,795	13,024	8,460
Total Interest Expense	72,171	99,167	91,584

NET INTEREST INCOME	143,947	116,438	113,118
Provision for loan losses	12,878	5,812	9,380
Net Interest Income After Provision for Loan Losses	131,069	110,626	103,738

NONINTEREST INCOME
Security (losses) gains, net	(1,651)	3,844	5,481
Service charges on deposit accounts	12,322	10,124	10,412
Wealth management fees	7,967	7,470	7,862
Letter of credit fees	1,761	2,013	2,284
Insurance fees	8,096	7,285	6,637
Mortgage banking	(305)	641	703
Other	9,262	9,228	7,011
Total Noninterest Income	37,452	40,605	40,390

NONINTEREST EXPENSE
Salaries and employee benefits	42,708	40,387	37,601
Occupancy, net	6,416	5,846	5,101
Furniture and equipment	4,479	3,737	3,297
Other taxes	3,017	2,906	2,973
Data processing	5,488	4,880	4,852
Marketing	3,180	2,709	2,478
Amortization of intangibles	1,055	300	325
FDIC assessment	409	302	302
Other	17,049	12,393	12,350
Total Noninterest Expense	83,801	73,460	69,279
Income Before Taxes	84,720	77,771	74,849
Applicable Income Taxes	24,517	21,627	21,513
Net Income	$60,203	$56,144	$53,336
Earnings per common share—Basic	$2.30	$2.27	$2.07
Earnings per common share—Diluted	2.28	2.26	2.06
Dividends declared per common share	1.24	1.21	1.17
Average Common Shares Outstanding-Basic	26,214	24,732	25,735
Average Common Shares Outstanding-Diluted	26,384	24,888	25,940
See	Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

S&T Bancorp, Inc. and Subsidiaries

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(dollars in thousands, except per share data)

Balance at December 31, 2005		$74,285	$26,120	$326,158	$9,172	$(83,314)	$352,421
Net income for 2006	$53,336			53,336			53,336
Other comprehensive income, net of tax
Change in unrealized gains on securities of $1,810 net of reclassification adjustment for gains included in net income of ($5,481) and reclassification adjustment of ($983) related to Rabbi Trust and tax benefit of $2,532.	(2,122)				(2,122)		(2,122)
Comprehensive Income	$51,214
Cash dividends declared ($1.17 per share)				(30,047)			(30,047)
Treasury stock acquired (122,244 shares)						(35,269)	(35,269)
Treasury stock issued (1,031,700 shares)			(435)			3,190	2,755
Recognition of restricted stock compensation expense			59				59
Tax benefit from nonstatutory stock options exercised			502				502
Recognition of nonstatutory stock option compensation expense			452				452
Adjustment to initially apply SFAS No. 158, net of tax of $1,635					(3,036)		(3,036)
Balance at December 31, 2006		$74,285	$26,698	$349,447	$4,014	$(115,393)	$339,051
Net income for 2007	$56,144			56,144			56,144
Other comprehensive income, net of tax
Change in unrealized gains on securities of $2,457 net of reclassification adjustment for gains included in net income of ($3,844) and reclassification adjustment of ($1,606) related to Rabbi Trust and tax benefit of $1,413.	(1,580)				(1,580)		(1,580)
Adjustment to funded status of pension, net of tax benefit of ($254)	466				466		466
Comprehensive Income	$55,030
Cash dividends declared ($1.21 per share)				(29,787)			(29,787)
Treasury stock acquired (971,400 shares)						(31,802)	(31,802)
Treasury stock issued (161,213 shares)			(894)			4,414	3,520
Recognition of restricted stock compensation expense			622				622
Tax benefit from nonstatutory stock options exercised			621				621
Recognition of nonstatutory stock option compensation expense			455				455
Adjustment to initially apply FIN 48				(150)			(150)
Balance at December 31, 2007		$74,285	$27,502	$375,654	$2,900	$(142,781)	$337,560
Net income for 2008	$60,203			60,203			60,203
Other comprehensive income, net of tax
Change in unrealized losses on securities of ($6,761) net of reclassification adjustment for losses included in net income of $1,651 and tax benefit of $1,789.	(3,321)				(3,321)		(3,321)
Adjustment to funded status of pension, net of tax benefit of $7,313	(13,565)				(13,565)		(13,565)
Comprehensive Income	$43,317
Cash dividends declared ($1.24 per share)				(33,249)			(33,249)
Treasury stock issued (330,092 shares)			(1,648)			9,128	7,480
Recognition of restricted stock compensation expense			412				412
Tax benefit from nonstatutory stock options exercised			1,004				1,004
Recognition of nonstatutory stock option compensation expense			455				455
Treasury stock issued in acquisition (2,751,749 shares)			15,602	—		76,113	91,715
Balance at December 31, 2008		$74,285	$43,327	$402,608	$(13,986)	$(57,540)	$448,694
See	Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

S&T Bancorp, Inc. and Subsidiaries

Year Ended December 31	2008	2007	2006
(dollars in thousands)

OPERATING ACTIVITIES
Net Income	$60,203	$56,144	$53,336
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,878	5,812	9,380
Depreciation and amortization	5,021	3,762	3,246
Net amortization of investment security premiums	1,136	822	967
Recognition of stock-based compensation expense	1,315	887	954
Security losses (gains), net	1,651	(3,844)	(5,481)
Deferred income taxes	(6,023)	(2,140)	1,802
Tax benefits from stock-based compensation	(1,004)	(361)	(294)
Mortgage loans originated for sale	(17,316)	(17,094)	(17,649)
Proceeds from the sale of loans	17,702	17,422	18,760
Gains on the sale of loans, net	(224)	(401)	(357)
(Increase) decrease in interest receivable	(4,124)	938	(1,501)
Increase in interest payable	314	112	305
Decrease (increase) in other assets	4,843	(7,586)	(9,398)
(Decrease) increase in other liabilities	(367)	9,369	(2,834)
Net Cash Provided by Operating Activities	76,005	63,842	51,236

INVESTING ACTIVITIES
Net decrease (increase) in interest-earning deposits with banks	4	—	(1)
Proceeds from maturities of securities available for sale	125,440	75,537	53,923
Proceeds from sales of securities available for sale	146,600	6,588	11,838
Purchases of securities available for sale	(124,334)	(10,538)	(12,950)
Net increase in loans	(291,830)	(135,262)	(188,271)
Purchases of premises and equipment, net	(3,939)	(5,392)	(9,498)
Payment for purchase of IBT, net of cash acquired	(67,739)	—	—
Net Cash Used in Investing Activities	(215,798)	(69,067)	(144,959)

FINANCING ACTIVITIES
Net (decrease) increase in core deposits	(61,220)	61,354	158,318
Net increase (decrease) in time deposits	94,210	(4,836)	(11,895)
Net increase (decrease) in short-term borrowings	228,475	25,000	(95,000)
Net decrease in securities sold under repurchase agreements and federal funds purchased	(90,176)	(32,763)	(4,808)
Proceeds from long-term borrowings	20,000	50,000	133,509
Repayments of long-term borrowings	(97,669)	(20,920)	(45,344)
Proceeds from junior subordinated debt securities	64,892	—	25,000
Acquisition of treasury stock	—	(31,802)	(35,269)
Sale of treasury stock	7,480	3,520	2,755
Cash dividends paid to shareholders	(32,302)	(29,790)	(30,046)
Tax benefits from stock-based compensation	1,004	361	294
Net Cash Provided by Financing Activities	134,694	20,124	97,514

(Decrease) increase in Cash and Cash Equivalents	(5,099)	14,899	3,791
Cash and Cash Equivalents at Beginning of Year	74,879	59,980	56,189
Cash and Cash Equivalents at End of Year	$69,780	$74,879	$59,980
Non Cash Activities
Transfers to (from) other real estate owned	362	(34)	(3,189)
Net assets acquired in acquisition, excluding cash and cash equivalents	159,454	—	—

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

S&T is presently engaged in nonbanking activities through the following six entities: 9th Street Holdings, Inc., S&T Bancholdings, Inc., CTCLIC, S&T Insurance Group, LLC, S&T Professional Resources Group, LLC and Stewart Capital Advisors, LLC. 9th Street Holdings, Inc. and S&T Bancholdings, Inc. are investment holding companies. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC, through its subsidiary, Evergreen Insurance Associates, LLC, offers a full line of commercial property and casualty insurance, group life and health coverage, employee benefit solutions, and personal insurance lines. S&T Professional Resources Group, LLC markets software developed by S&T Bank. Stewart Capital Advisors, LLC is a registered investment advisor that manages private investment accounts for individuals and institutions and advises the Stewart Capital Mutual Funds.

ACCOUNTING POLICIES

The financial statements of S&T and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods then ended. Actual results could differ from those estimates. The more significant accounting policies are described below.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of S&T and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments of 20 percent - 50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting. S&T operates within one business segment, community banking, providing a full range of services to individual and corporate customers.

CASH FLOW INFORMATION

S&T considers cash and due from banks as cash and cash equivalents. For the years ended December 31, 2008, 2007 and 2006, interest paid was $72,556,000, $99,370,000 and $92,006,000, respectively. Income taxes paid during 2008 were $24,264,000 compared to $20,186,000 for 2007 and $22,143,000 for 2006. For the years ended December 31, 2008, 2007 and 2006, transfers of loans to other real estate owned were $362,000, ($34,000) and ($3,189), respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

accumulated other comprehensive income. Gains or losses on the disposition of securities are based on the specific identification method. S&T does not engage in any securities trading activity for its own account.

Management systematically evaluates securities for other-than-temporary declines in market value. Securities for which declines in market value are deemed to be other-than-temporary are written down to current market value and the resultant changes included in earnings as realized losses. S&T’s policy for other-than-temporary declines within the equity portfolio require an impairment charge when the security is in a loss position for 12 consecutive months. S&T’s policy for other-than-temporary declines within the debt securities portfolio is based upon a number of factors, including, but not limited to the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value and management’s intent and ability to retain the security for a period of time sufficient to allow for a recovery in market value or maturity.

LOANS

Interest on loans is accrued and credited to operations based on the principal amount outstanding. Accretion of discounts and amortization of premiums on loans are included in interest income. Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of loan yield over the respective lives of the loans without consideration of anticipated prepayments. Loans are placed on nonaccrual and interest is discontinued generally when interest and principal are 90 days or more past due.

Impaired loans are defined by management as commercial and commercial real estate loans greater than $500,000 when it is probable that S&T will not be able to collect all amounts due according to the contractual terms of the loan agreement. All impaired loans are classified as substandard for risk classification purposes. Impaired loans are reserved, to the estimated value of collateral and/or cash flow associated with the loan, when management believes principal and interest will not be collected under the contractual terms of the loan. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent that cash payments are received.

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

A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of the historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and other risk factors. Factors consider the level of S&T’s historical charge-offs that have occurred within segmented portfolios over the last seven years. Management also assesses subjective factors such as portfolio credit trends, unemployment trends, vacancy trends, loan growth and variable interest rate factors.

As part of the IBT acquisition, S&T recorded a $5.4 million addition to the allowance for loan losses. S&T evaluated IBT’s loan portfolio at the time of the acquisition and did not identify any impaired loans as defined in Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” and Financial Accounting Standards Board Statement No. 141, “Business Combinations.” S&T recorded IBT’s loan portfolio at fair value, determined at then current interest rates, net of the allowance for loan losses in accordance with management’s evaluation of Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

LOANS ORIGINATED FOR SALE AND HELD FOR SALE

Loans held for sale consists of 1-4 family residential loans originated for sale in the secondary market and carried at lower of cost or market, determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in other income in the consolidated statements of income. S&T manages its exposure to changes in the market value of loans from the date of commitment to the borrower and the loan’s ultimate sale by entering into mandatory forward commitments to sell the loans. The extent to which S&T elects to cover its loan production with forward commitments varies based upon factors deemed by management to be appropriate in the circumstances. S&T does not use hedge accounting for these transactions.

S&T routinely issues commitments to make loans as a part of its residential lending operations. These commitments are considered derivatives and include the expected value of the related mortgage servicing right. S&T also enters into commitments to sell loans to mitigate the risk that the market value of residential loans may decline between the time the rate commitment is issued to the customer and the time S&T contracts to sell the loan. These commitments and sales contracts are also derivatives. Both types of derivatives are recorded at fair value. Sales contracts and commitments to sell loans are not designated as hedges of the fair value of loans held for sale. Fair value adjustments related to derivatives are recorded in the consolidated statements of income as an adjustment to net gains on sale of loans.

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

JOINT VENTURES

S&T has 30 limited partnership investments in affordable housing and federal historic rehabilitation projects, for which it provides funding as a limited partner and receives tax credits, tax deductions for losses incurred by the projects and proceeds from property disposition based on its partnership share prescribed by each partnership agreement. At December 31, 2008 and 2007, S&T had recorded investments in other assets on its balance sheet of approximately $16.3 million and $18.0 million, respectively, associated with these investments. These investments are accounted for on the equity method described in Emerging Issues Task Force (“EITF”) No. 94-1 “Accounting for Tax Benefits Resulting from Investments in Affordable Housing” and amortized over ten years and certain other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

investments are reviewed annually for impairment. The impairment test includes estimated tax credits and tax benefits of future losses as well as the estimated residual values from the sale of certain properties. Investments in partnerships for the purpose of rehabilitating historic structures are evaluated for impairment at the end of each reporting period and are recorded at their net realizable value expected from future tax credits. S&T determined that it is not the primary beneficiary of these partnerships and does not consolidate them.

OTHER REAL ESTATE

Other real estate is included in other assets and is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of a foreclosure. These properties are carried at the lower of cost or market value less estimated cost of resale. Loan losses arising from the acquisition of such property initially are charged against the allowance for loan losses. Gains or losses realized subsequent to acquisition are recorded in other expenses in the consolidated statements of income.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets purchased. During 2008, S&T recorded goodwill associated with the IBT acquisition of $112.7 million. Goodwill is not amortized, but is evaluated for impairment annually. In 2008, 2007 and 2006, S&T performed the required impairment tests of goodwill at the respective reporting unit level and no impairment existed as of the valuation date, as the market value of S&T’s net assets exceeded their carrying value. If, for any future period, S&T determines that there has been impairment in the carrying value of its goodwill balances, S&T will record a charge to earnings, which could have a material adverse effect on S&T’s net income.

Intangible assets as of December 31, 2008 consist of $10.5 million for the acquisition of core savings deposits, $0.4 million for the acquisition of wealth management relationships and $0.8 million for the acquisition of insurance contract relationships. During 2008, S&T recorded intangible assets of $10.2 million associated with the acquired IBT core savings deposits and $0.5 million for the wealth management relationships. These intangible assets are amortized over their estimated weighted average lives of nine years. The estimated aggregate amortization expense for each of the five succeeding years will approximate $1.7 million.

	Goodwill	Core Deposit and Other Intangibles
(dollars in thousands)

Balance at December 31, 2006	$49,955	$2,917
Additions	132	—
Amortization	—	(456)
Balance at December 31, 2007	$50,087	$2,461
Additions	113,459	10,843
Amortization	—	(1,591)
Balance at December 31, 2008	$163,546	$11,713

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

For the year ended December 31, 2008 and 2007, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $17.7 million and $17.4 million, respectively.

At December 31, 2008, 2007 and 2006, S&T’s servicing portfolio totaled $172.6 million, $178.9 million and $180.8 million, respectively.

The following table indicates mortgage servicing rights and the net carrying value as of December 31, 2008.

	Servicing Rights	Valuation Allowance	Net Carrying Value
dollars in thousands

Balance at December 31, 2006	$2,124	$56	$2,068
Additions	221	100	121
Amortization	(328)	—	(328)
Balance at December 31, 2007	$2,017	$156	$1,861
Additions/(reductions)	201	884	(683)
Amortization	(346)	—	(346)
Balance at December 31, 2008	$1,872	$1,040	$832

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

DERIVATIVE FINANCIAL INSTRUMENTS

S&T utilizes interest rate swap contracts from time to time for asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. The notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Interest-rate swaps are contracts in which a series of interest-rate flows (fixed and floating) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged.

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

S&T offers rate lock commitments to potential borrowers. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. In addition, S&T can encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. S&T may utilize forward sales contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The rate lock is executed between the mortgagee and S&T, and in turn a forward sales contract is executed between S&T and the investor. Both the rate lock commitment and the corresponding forward sales contract for each customer are considered derivatives. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income on the consolidated statements of income. The value of the mortgage servicing rights is included in the borrower commitment derivative.

WEALTH MANAGEMENT ASSETS AND INCOME

Assets held in a fiduciary capacity by the subsidiary bank, S&T Bank, are not assets of S&T Bank and are therefore not included in the consolidated financial statements. Wealth management fee income is reported on the consolidated statement of income on the accrual basis.

STOCK-BASED COMPENSATION

S&T has various stock-based employee compensation plans, which are described in Note Q. S&T adopted Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment,” on January 1, 2006 and is applying the modified prospective method. SFAS No. 123(R) requires measurement of compensation expense of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the vesting period for all awards granted or not yet vested at the date of adoption. Prior to the adoption of SFAS No. 123(R), S&T applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

On December 31, 2006, S&T adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the funded status of any defined benefit pension plan or postretirement benefit plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. For the defined benefit pension plan the adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial loss and unamortized prior service cost which were previously netted against the plan’s funded status in S&T’s statement of financial position pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions”. These amounts will be subsequently recognized as net periodic pension cost pursuant to S&T’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income upon adoption of SFAS No. 158.

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

TREASURY STOCK

The purchase of S&T common stock is recorded at cost. At the time of reissuance, the treasury stock account is reduced using the average cost method. Gains and losses on the reissuance of common stock are recorded in additional paid-in capital.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. S&T adopted SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a significant impact on S&T’s financial position or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 enables entities to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 expanded the use of fair-value measurements and achieved a long-term objective of reporting all financial instruments at fair value. S&T elected to not expand the use of fair value under SFAS No. 159.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” SFAS Nos. 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interest, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS Nos. 141(R) and 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to all business entities and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the December 15, 2008 effective date. S&T is in the process of determining the impact of applying SFAS Nos. 141(R) and 160 on S&T’s financial position and results of operations.

RECLASSIFICATION

Certain amounts in prior years’ financial statements have been reclassed to conform to the current year’s presentation. The reclassifications had no effect on S&T’s financial condition or results of operations and related primarily to a reclassification of deferred taxes in other assets and liabilities and within savings and time deposits.

SUBSEQUENT EVENT

On January 16, 2009, S&T completed a $108,676,000 capital raise as a participant in the U.S. Treasury Program. In conjunction with S&T’s participation in the Capital Purchase Program, S&T issued to the U.S. Treasury 108,676 shares of S&T’s Series A Preferred Stock, having a liquidation amount per share equal to $1,000 per share, for a total price of $108,676,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. S&T may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a qualified equity offering. After three years, S&T may, at its option, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to January 16, 2012, unless S&T has redeemed the Series A Preferred Stock or the U.S. Treasury has transferred the Series A Preferred Stock to a third party, the consent of the U.S. Treasury will be required for S&T to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances. In addition, the Series A Preferred Stock issuance includes certain restrictions on executive compensation that could limit the tax deductibility of compensation S&T pays to executive management.

As part of its purchase of the Series A Preferred Stock, the U.S. Treasury received a Warrant to purchase 517,012 shares of S&T’s common stock at an initial per share exercise price of $31.53. The Warrant provides for the adjustment of the exercise price and the number of shares of S&T’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the S&T’s common stock, and upon certain issuances of S&T’s common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, S&T

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

receives aggregate gross cash proceeds of not less than $108,676,000 from qualified equity offerings announced after October 13, 2008, the number of shares of common stock issuable pursuant to the U.S. Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares. In addition, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Among other things, the ARRA includes new executive compensation and corporate governance restrictions that apply not only prospectively, but also retroactively, to institutions, such as S&T that have received funds under the Program. S&T is currently evaluating the effect that the ARRA executive compensation provisions will have on S&T.

NOTE B

Acquisition

On June 6, 2008, S&T completed the acquisition of 100 percent of the voting shares of IBT Bancorp, Inc. located in Irwin, Pennsylvania, (“IBT”) which was the sole shareholder of Irwin Bank, in a stock and cash transaction valued at approximately $176.5 million. Pursuant to the terms of the merger agreement, shareholders of IBT were entitled to elect to receive for each share of IBT common stock that they owned, either $31.00 in cash or 0.93 of a share of S&T common stock. S&T issued 2,751,749 shares of common stock out of its treasury shares at a recorded fair value of $91.7 million based on $33.33 per share which was the closing price on May 12, 2008, the day before the IBT shareholders approved the merger and paid a total of $75.1 million in cash to the former IBT shareholders. The acquisition significantly expands S&T’s market share in the growing Allegheny and Westmoreland County markets in western Pennsylvania. The acquisition was accounted for under the purchase method, and all transactions of IBT since the acquisition date are included in S&T’s consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of IBT. However, there may be additional adjustments through June 2009 as additional information becomes available.

June 6, 2008 Unaudited
(dollars in thousands)

Assets
Cash and cash equivalents	$17,066
Securities	253,347
Other investments	5,856
Loans, net of allowance of $5,420	484,643
Premises and other equipment	7,702
Goodwill and other intangibles	123,459
Other assets	24,233
Total assets acquired	$916,306

Liabilities
Deposits	$573,601
Borrowings	160,316
Other liabilities	5,869
Total liabilities assumed	739,786
Net assets acquired	$176,520

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Presented below is certain unaudited pro forma information for the year ended December 31, 2008 and 2007, as if IBT had been acquired on January 1, 2008 and 2007, respectively. These results combine the historical results of IBT for the period from January 1, 2008 to June 6, 2008 and for the year ended December 31, 2007 with the results of S&T. The results of IBT exclude certain non-recurring merger related expenses (including contract buy-outs, $5,183,000; change-in-control payments, $1,014,000; and legal and consulting expense, $2,244,000). These pro forma results which include certain adjustments for the estimated impact of purchase accounting adjustments, are not necessarily indicative of what results would have been had the acquisition taken place on the indicated dates.

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
(dollars in thousands, except per share data)

Revenue	$194,336	$177,046
Net income	65,369	59,248
Basic EPS	$2.39	$2.16
Diluted EPS	2.37	2.14

NOTE C

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

The following methods and assumptions were used by S&T in estimating its market value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS AND OTHER SHORT-TERM ASSETS

The carrying amounts reported in the consolidated balance sheets for cash and due from banks, interest-earning deposits with banks and federal funds sold approximate those assets’ market values.

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

INTEREST-RATE SWAPS

Interest-rate swaps are marked to market on a quarterly basis after consideration of counterparty and S&T credit risk and collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

JUNIOR SUBORDINATED DEBT SECURITIES

For the variable-rate junior subordinated debt securities that reprice quarterly, market values are based on carrying values. For the fixed rate junior subordinated debt securities, the market value disclosed are estimated using current rates for junior subordinated debt securities of similar remaining maturities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table indicates the estimated market value of S&T’s financial instruments as of December 31:

	2008		2007
	Market Value	Carrying Value	Market Value	Carrying Value
(dollars in thousands)

ASSETS
Cash and due from banks	$69,780	$69,780	$74,879	$74,879
Securities available for sale	452,713	452,713	358,822	358,822
Other investments	23,542	23,542	13,833	13,833
Gross loans	3,622,877	3,568,716	2,827,256	2,796,939
Interest-rate swaps	25,077	25,077	3,869	3,869

LIABILITIES
Deposits	$3,249,219	$3,228,416	$2,625,294	$2,621,825
Securities sold under repurchase agreements & federal funds purchased	113,419	113,419	100,258	100,258
Short-term borrowings	308,475	308,475	80,000	80,000
Long-term borrowings	186,152	180,331	205,318	201,021
Junior subordinated debt securities	92,925	90,619	26,009	25,000
Interest-rate swaps	24,979	24,979	3,869	3,869

NOTE D

Fair Value

Effective January 1, 2008, S&T adopted SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances.

FAIR-VALUE HIERARCHY

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect S&T’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

SFAS No. 157 requires the use of observable market data when available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

If quoted market prices are not available, fair value is based upon internal valuation techniques that use, where possible, current market-based or independently sourced market parameters, such as interest rates or prepayment speeds. Items valued using such valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

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

INVESTMENTS

The investments category includes available for sale debt and equity securities, whose fair value is determined using the following methodology:

Debt Securities—S&T obtains market values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. The majority of the market evaluation sources includes observable inputs rather than “significant unobservable inputs” and therefore falls into the Level 2 category.

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

S&T’s obligations of state and political subdivisions portfolio is valued using proprietary valuation matrices from the service provider, which incorporates the recent unprecedented changes in the municipal market. The market evaluation model includes a separate curve structure for the bank-qualified municipals versus general market municipals. For the bank-qualified municipals, the source is the service provider’s own trading desk. Securities are further broken down according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves and are classified as Level 2.

Equity Securities—Equity securities that have an active, quotable market are classified in Level 1. Equity securities that are quotable, but are thinly traded, are classified in Level 2, and securities that are not readily traded and do not have a quotable market are classified as Level 3.

TRADING ASSETS

When available, S&T uses quoted market prices to determine the fair value of trading assets; such items are classified in Level 1 of the fair-value hierarchy. Since S&T’s only trading account asset is a Rabbi Trust for deferred compensation plans, which is invested in two readily quoted mutual funds, the Rabbi Trust asset is classified as Level 1 and is recorded in other assets in S&T’s Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

IMPAIRED LOANS

A loan is considered to be impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. S&T’s policy for impairment includes commercial and commercial real estate loans greater than $500,000. Impairment is measured based on the fair value of the underlying collateral. When the fair value is based on an observable market price or a current appraisal, impaired loans are classified as Level 2. When a current appraisal is not available, or if management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the impaired loans are classified as Level 3. Impaired loans are recorded in portfolio loans in S&T’s Consolidated Balance Sheets.

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

These MSRs, which totaled $832,000 as of December 31, 2008, are classified as part of other assets on S&T’s Consolidated Balance Sheets. Changes in fair value for MSRs are recorded in mortgage banking in S&T’s Consolidated Statements of Income. MSRs are classified as Level 3 because the valuation model includes significant unobservable inputs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents S&T’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2008.

	Level 1	Level 2	Level 3	Total
(dollars in thousands)

Assets
Securities available for sale	$8,364	$443,299	$1,050	$452,713
Impaired Loans	—	39,798	7,531	47,329
Trading account assets	2,268	—	—	2,268
Mortgage servicing rights	—	—	832	832
Interest rate swaps	—	25,077	—	25,077
Total Assets	$10,632	$508,174	$9,413	$528,219
Liabilities
Interest rate swaps	$—	$24,979	$—	$24,979
Total Liabilities	$—	$24,979	$—	$24,979

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

The following table presents the changes in the Level 3 fair-value category for the year ended December 31, 2008. S&T classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Assets	Beginning Balance at January 1, 2008	Principal Transactions	Gains/(Losses) Realized and Unrealized	Transfers in and or out of Level 3	Ending Balance at December 31, 2008
(dollars in thousands)

Securities available for sale(1)	$750	$300	$—	$—	$1,050
Impaired Loans(2)	9,498	(1,967)	—	—	7,531
Mortgage servicing rights(3)	1,861	(145)	(884)	—	832
(1)

Changes in fair value for available for sale investments are recorded in accumulated other comprehensive income, while gains and losses from sales are recorded in net security gains (losses) on the Consolidated Statements of Income.

(2)	Changes in fair value of the underlying collateral on impaired loans are recorded in provision for loans losses on the Consolidated Statements of Income.
(3)	Unrealized gains (losses) on MSRs are recorded in mortgage banking noninterest income on the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE E

Restrictions on Cash and due from Bank Accounts

The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as a noninterest-bearing balance with the Federal Reserve Board. Required reserves averaged $22,239,000 during 2008.

NOTE F

Securities

The following table indicates the composition of the securities portfolio at December 31:

	Available for Sale
2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$165,529	$3,722	$—	$169,251
Collateralized mortgage obligations of U.S. government corporations and agencies	62,524	1,376	—	63,900
Mortgage-backed securities of U.S. government corporations and agencies	76,398	2,585	(31)	78,952
Obligations of states and political subdivisions	123,252	510	(1,284)	122,478
Other securities	25	—	—	25

Debt securities available for sale	427,728	8,193	(1,315)	434,606
Marketable equity securities	18,491	703	(4,276)	14,918
Other securities	3,189	—	—	3,189
Total	$449,408	$8,896	$(5,591)	$452,713

	Available for Sale
2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$144,230	$1,220	$(128)	$145,322
Collateralized mortgage obligations of U.S. government corporations and agencies	58,780	377	(161)	58,996
Mortgage-backed securities of U.S. government corporations and agencies	28,053	21	(502)	27,572
Obligations of states and political subdivisions	81,045	253	(209)	81,089
Debt securities available for sale	312,108	1,871	(1,000)	312,979
Marketable equity securities	33,767	10,134	(2,590)	41,311
Other securities	4,532	—	—	4,532
Total	$350,407	$12,005	$(3,590)	$358,822

There were $3,400,000, $3,980,000 and $6,069,000 in gross realized gains and $5,051,000, $136,000 and $588,000 in gross realized losses in 2008, 2007 and 2006, in each case respectively, relative to securities available for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents the age of gross unrealized losses and market value by investment category:

	Less Than 12 Months		12 Months or More		Total
2008	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
(dollars in thousands)

Collateralized mortgage obligations of U.S. government corporations and agencies	$27	$—	$—	$—	$27	$—
Mortgage-backed securities of U.S. government corporations and agencies	5,065	(31)	—	—	5,065	(31)
Obligations of states and political subdivisions	40,760	(1,282)	1,286	(2)	42,046	(1,284)
Other Securities	25	—	—	—	25	—
Debt securities available for sale	45,877	(1,313)	1,286	(2)	47,163	(1,315)
Marketable equity securities	10,671	(4,276)	—	—	10,671	(4,276)
Total Temporarily Impaired Securities	$56,548	$(5,589)	$1,286	$(2)	$57,834	$(5,591)

	Less Than 12 Months		12 Months or More		Total
2007	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$—	$—	$43,378	$(128)	$43,378	$(128)
Collateralized mortgage obligations of U.S. government corporations and agencies	12,513	(37)	15,076	(124)	27,589	(161)
Mortgage-backed securities of U.S. government corporations and agencies	—	—	21,420	(502)	21,420	(502)
Obligations of states and political subdivisions	—	—	43,087	(209)	43,087	(209)
Debt securities available for sale	12,513	(37)	122,961	(963)	135,474	(1,000)
Marketable equity securities	15,545	(2,590)	—	—	15,545	(2,590)
Total Temporarily Impaired Securities	$28,058	$(2,627)	$122,961	$(963)	$151,019	$(3,590)

During 2008, S&T recognized other-than-temporary impairments totaling $4.3 million on seven equity investment securities. S&T recognized an other-than-temporary impairment totaling $0.1 million on three equity securities during 2007. S&T does not believe any individual unrealized loss as of December 31, 2008 represents an other-than-temporary impairment. S&T performs a review on the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. S&T management considers the length of time and the extent to which the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

market value has been less than cost and the financial condition of the issuer. As of December 31, 2008, the unrealized losses on 113 debt securities are primarily attributable to changes in interest rates. The unrealized losses on seven marketable equity securities as of December 31, 2008 are attributable to temporary declines in market value. S&T has both the intent and the ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

The amortized cost and estimated market value of debt securities at December 31, 2008, by expected maturity, is included in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The mortgage-backed securities of U.S. government corporations and agencies and collateralized mortgage obligations may mature earlier or later than their estimated maturities because of principal prepayment optionality.

Available for Sale	Amortized Cost	Market Value
(dollars in thousands)

Due in one year or less	$66,502	$67,397
Due after one year through five years	170,347	173,397
Due after five years through ten years	78,632	80,224
Due after ten years	112,247	113,588
Total Debt Securities Available for Sale	$427,728	$434,606

At December 31, 2008 and 2007, securities with principal amounts of $379,477,000 and $279,835,000, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTE G

Loans

The following table indicates the composition of the loan portfolio at December 31:

	2008	2007
(dollars in thousands)

Real estate—construction	$374,925	$329,875
Real estate—mortgages:
Residential	846,246	610,250
Commercial	1,440,200	965,770
Commercial and industrial	822,543	815,306
Consumer	84,065	74,839
Gross Portfolio Loans	3,567,979	2,796,040
Allowance for loan losses	(42,689)	(34,345)
Total Portfolio Loans	3,525,290	2,761,695
Loans held for sale	737	899
Total Loans	$3,526,027	$2,762,594

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents changes in the allowance for loan losses for the year ended December 31:

	2008	2007	2006
(dollars in thousands)

Balance at beginning of year	$34,345	$33,220	$36,572
Charge-offs	(12,170)	(7,080)	(14,038)
Recoveries	2,216	2,393	1,306
Net charge-offs	(9,954)	(4,687)	(12,732)
Provision for loan losses	12,878	5,812	9,380
Acquired loan loss reserve	5,420	—	—
Balance at end of year	$42,689	$34,345	$33,220

S&T Bank has granted loans to certain officers and directors of S&T as well as to certain affiliates of the officers and directors in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectability. The aggregate dollar amounts of these loans were $36,622,000 and $24,651,000 at December 31, 2008 and 2007, respectively. During 2008, $27,942,000 of new loans were funded and repayments of loans totaled $15,971,000.

The principal balances of loans on nonaccrual status were $42,466,000 and $16,798,000 at December 31, 2008 and 2007, respectively. Other real estate owned which is included in other assets, was $851,000 at December 31, 2008 and $488,000 at December 31, 2007.

S&T attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio. S&T monitors concentrations of credit risk. At December 31, 2008 and 2007, S&T had no concentrations of credit risk by industry or group. The commercial real estate portfolio comprises $1.8 billion or 50 percent and $1.3 billion or 46 percent of total loans, respectively, at December 31, 2008 and 2007. However, the segmentation of the commercial real estate portfolio has no concentration in excess of 10 percent of total loans. In addition, the commercial real estate portfolio had $345.1 million or 9.7 percent of total loans to customers outside of western Pennsylvania. Geographic concentrations exist because S&T provides a full range of banking services, including commercial, consumer and mortgage loans to individuals and corporate customers in its ten-county market areas in western Pennsylvania. Management believes underwriting guidelines and ongoing review by loan administration mitigates these risks.

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans:

	2008	2007	2006
(dollars in thousands)

Recorded investment in loans considered to be impaired	$47,329	$14,965	$26,152
Recorded investment in impaired loans with no related allowance for loan losses	18,840	10,332	19,698
Loans considered to be impaired that were on a nonaccrual basis	27,851	6,356	8,617
Allowance for loan losses related to loans considered to be impaired	7,115	2,919	2,627
Average recorded investment in impaired loans	34,817	21,110	31,426
Total interest income per contractual terms on impaired loans	3,192	1,710	2,675
Interest income on impaired loans recognized on a cash basis	1,788	461	1,867

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE H

Premises and Equipment

The following table is a summary of the premises and equipment accounts at December 31:

	Estimated Useful Life	2008	2007
(dollars in thousands)

Land	Indefinite	$6,892	$4,715
Premises	10-50 years	41,899	38,633
Furniture and equipment	3-25 years	27,348	23,920
Leasehold improvements	2-36 years	4,872	3,011
		81,011	70,279
Accumulated depreciation		(35,707)	(32,650)
Total		$45,304	$37,629

Depreciation related to premises and equipment was $3,977,000, $3,462,000 and $2,922,000 in 2008, 2007 and 2006, respectively.

Certain banking facilities are leased under lease arrangements expiring at various dates to the year 2051. All such leases are accounted for as operating leases, except for one capital lease entered into in the fourth quarter of 2008. Rental expense for premises and equipment amounted to $3,052,000, $2,656,000 and $2,555,000 in 2008, 2007 and 2006, respectively. Minimum annual rentals and renewal options for each of the years 2009-2013 are approximately $1,798,000, $1,719,000, $1,667,000, $1,627,000, and $1,626,000, respectively, and $32,837,000 for the years thereafter. Included in the above are leases entered into with two directors for which rental expense totaled $332,000, $305,000 and $557,000 in 2008, 2007 and 2006, respectively. Minimum annual rentals and renewal options for one capital lease in each of the years 2009-2013 are approximately $71,000 for each of the five years, and $1,067,000 for the years thereafter.

NOTE I

Deposits

The following table indicates the composition of deposits at December 31:

	2008		2007		2006
	Balance	Expense	Balance	Expense	Balance	Expense
(dollars in thousands)

Noninterest-bearing demand	$600,282	$—	$462,387	$—	$447,326	$—
Interest-bearing demand	229,229	55	151,686	42	150,568	60
Money market	283,290	2,967	144,408	3,483	163,105	3,736
Savings	821,805	11,691	946,967	33,924	879,425	32,755
Time deposits	1,293,810	37,650	916,377	42,138	924,882	36,978
Total	$3,228,416	$52,363	$2,621,825	$79,587	$2,565,306	$73,529

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The aggregate of all time deposits over $100,000 amounted to $377,748,000 and $249,643,000 at December 31, 2008 and 2007, respectively.

The following table indicates the scheduled maturities of time deposits at December 31:

	2008	2007
(dollars in thousands)

Due in one year	$846,767	$747,967
Due in one to two years	172,879	84,792
Due in two to three years	153,578	22,049
Due in three to four years	81,958	20,937
Due in four to five years	27,106	39,261
Due after five years	11,522	1,371
Total	$1,293,810	$916,377

NOTE J

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

Securities Sold Under Repurchase Agreements and Federal Funds Purchased	2008	2007	2006
(dollars in thousands)

Balance at December 31:	$113,419	$100,258	$133,021
Average balance during the year	128,890	96,171	114,544
Average interest rate during the year	1.36%	4.40%	4.51%
Maximum month-end balance during the year	$197,045	$118,918	$156,471
Average interest rate at year-end	0.39%	3.58%	4.83%

Federal Home Loan Bank (FHLB) Advances	2008	2007	2006
(dollars in thousands)

Balance at December 31:	$308,475	$80,000	$55,000
Average balance during the year	227,918	44,214	88,342
Average interest rate during the year	1.87%	5.26%	5.01%
Maximum month-end balance during the year	$377,850	$100,000	$150,000
Average interest rate at year-end	0.59%	4.46%	5.44%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE K

Long-Term Borrowings

The following table is a summary of long-term borrowings:

	2008		2007
	Balance	Average Rate	Balance	Average Rate
(dollars in thousands)

Due in one year	$94,437	3.88%	$50,965	5.04%
Due in one to two years	65,770	4.60	94,428	5.46
Due in two to three years	577	4.85	45,760	5.18
Due in three to four years	558	4.87	564	4.89
Due in four to five years	10,590	3.57	542	4.93
Due after five years	8,399	3.96	8,762	5.24
Total	$180,331	4.13%	$201,021	5.28%

The purpose of these borrowings is to match-fund selected new loan originations, to mitigate interest-rate sensitivity risks and to take advantage of discounted borrowing rates through the FHLB for community investment projects.

S&T Bank had total borrowings as of December 31, 2008 and 2007 at the Pittsburgh FHLB of $438,531,000 and $231,021,000 which are collateralized by a blanket lien on residential mortgages and other real estate secured loans and U.S. Government Agency and mortgage-backed securities of U.S. government corporations and agencies. At December 31, 2008, S&T Bank could have borrowed an additional $382,671,000 based on qualifying collateral and $273,734,000 more could be borrowed provided that additional collateral would have to be pledged.

As of December 31, 2008 and 2007, S&T had long-term repurchase agreement borrowings with embedded floors totaling $50.0 million at a weighted average of 2.53 percent and 5.52 percent, respectively, which mature within one year. The purpose of these borrowings was to lock in fixed-rate fundings to mitigate interest-rate risk.

JUNIOR SUBORDINATED DEBT SECURITIES

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

During the first quarter of 2008, S&T completed a private placement to a financial institution of $20.0 million of floating rate trust preferred securities. The trust preferred securities mature in March 2038, and are callable at S&T’s option, after five years, and bear interest initially at a rate of 6.44 percent per annum and quarterly adjusts with the three-month LIBOR plus 350 basis points. S&T will make interest payments to the trustee beginning on June 15, 2008 and quarterly thereafter. The trust preferred securities qualifies as Tier 1 capital under regulatory guidelines.

During the second quarter of 2008, S&T Bank issued $20.0 million of junior subordinated debt through a private placement with three financial institutions at an initial rate of 6.40 percent and floats quarterly with 3-month LIBOR plus 350 basis points. If all or any portion of the subordinated debt ceases to be deemed to be Tier 2 Capital due to a change in applicable capital regulations, S&T

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

NOTE L

Dividend and Loan Restrictions

Certain restrictions exist regarding the ability of S&T Bank to transfer funds to S&T in the form of dividends and loans. The amount of dividends that may be paid to S&T is restricted by regulatory guidelines concerning minimum capital requirements. In addition, prior to January 16, 2012, unless S&T has redeemed the Series A Preferred Stock or the U.S. Treasury has transferred the Series A Preferred Stock to a third party, the consent of the U.S. Treasury is required for S&T to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances. S&T Bank could pay dividends of approximately $41.5 million without affecting its well-capitalized position at December 31, 2008.

Federal law prohibits S&T from borrowing from S&T Bank unless such loans are collateralized by specific obligations. Further, such loans are limited to 10 percent of S&T Bank’s capital and additional paid-in capital, as defined.

NOTE M

Litigation

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. No material losses are anticipated by S&T as a result of these legal proceedings.

NOTE N

Guarantees

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T’s financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement. S&T’s exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $765,583,000 and $663,124,000 at December 31, 2008 and 2007, respectively. Unfunded other loan commitments totaled $198,600,000 and $187,173,000 at December 31, 2008 and 2007, respectively; and obligations under standby letters of credit totaled $146,738,000 and $184,589,000 at December 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE O

Income Taxes

Income tax expense (credits) for the years ended December 31 are comprised of:

	2008	2007	2006
(dollars in thousands)

Current	$30,540	$23,767	$19,711
Deferred	(6,023)	(2,140)	1,802
Total	$24,517	$21,627	$21,513

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2008	2007	2006

Statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt interest income	(3.3)	(2.9)	(2.8)
Dividend exclusion	(0.4)	(0.6)	(0.5)
Low income housing and federal historic tax credits	(1.3)	(2.5)	(1.9)
Other	(1.1)	(1.2)	(1.1)
Effective tax rate	28.9%	27.8%	28.7%

Income taxes applicable to security (losses) gains were ($578,000) in 2008, $1,345,000 in 2007 and $1,918,000 in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Significant components of S&T’s temporary differences were as follows at December 31:

	2008	2007
(dollars in thousands)

Deferred tax liabilities:
Net unrealized holding gains on securities available for sale	$(1,157)	$(2,945)
Prepaid pension in other employee benefits	(5,761)	(5,794)
Deferred loan income	—	(632)
Purchase accounting	(5,707)	(3,075)
Fixed assets	(1,391)	(189)
Other	(1,495)	(1,786)
Total deferred tax liabilities	(15,511)	(14,421)

Deferred tax assets:
Allowance for loan losses	12,813	12,327
Loan fees	775	592
Deferred loan income	1,141	—
Net adjustment to pension	8,688	1,384
Impairment of securities	1,514	—
State NOL carryforwards	722	576
Other	4,354	3,429
Gross deferred tax assets	30,007	18,308
Less:
Valuation allowance	(722)	(576)
Total deferred tax assets	29,285	17,732
Net deferred tax asset	$13,774	$3,311

S&T establishes a valuation allowance when it is more likely than not that S&T will not be able to realize the benefit of the deferred tax assets. Except for the State NOL carryforwards as mentioned above, S&T has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through carryback to taxable income in prior years, future reversals of existing temporary differences, and through future taxable income. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets as of December 31, 2008 and 2007 were reduced by a valuation allowance of $0.7 million and $0.6 million, respectively, related to state income tax net operating losses generated by certain subsidiaries, as utilization of these losses is not likely. These operating loss carryforwards total $7.2 million and will expire in the years 2022-2027.

The period change in deferred taxes is recorded directly to income tax expense and can be summarized as follows at December 31:

	2008	2007
(dollars in thousands)
Deferred tax changes reflected in other comprehensive income	$(9,093)	$(204)
Deferred tax changes reflected in federal income tax expense	(6,023)	(2,140)
Deferred tax changes reflected in goodwill	4,653	—
Net change in deferred taxes	$(10,463)	$(2,344)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

A reconciliation of the change in unrecognized tax benefits for the year ended December 31:

	2008 Federal and State Gross UTB’s	2007 Federal and State Gross UTB’s
(dollars in thousands)

Unrecognized Tax Benefits (“UTB”) Gross at January 1	$246	$495
Prior period tax positions
Increase	—	—
Decrease	(275)	(153)
Current period tax positions	339	18
Reductions for statue of limitations expirations	(115)	(114)
Balance at December 31	$195	$246
Amount that would affect the effective tax rate if recognized	$106	$71

S&T classifies interest and penalties as an element of tax expense. The amount of tax-related interest and penalties recognized in the Consolidated Statements of Income for years 2008, 2007 and 2006, and the total of such amounts accrued in the Consolidated Balance Sheets at December 31, 2008 and 2007 were not material.

S&T monitors changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2008 no significant changes to unrecognized tax benefits are projected, however, changes related to the expiration of statutes of limitations and tax audit examinations are possible.

The Financial Accounting Standards Board issued FASB Statement No. 141(R), Business Combinations, which is effective for years beginning on January 1, 2009. As a result any changes to unrecognized tax benefits of acquired companies associated with permanent differences after the measurement period (twelve months) would result in an adjustment to income tax expense. S&T does not expect any significant adjustments to tax expense associated with its 2008 acquisition of IBT. Any changes associated with acquired UTB’s during the S&T’s measurement period would result in an adjustment to the goodwill.

S&T and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and state of domicile. The Internal Revenue Service (“IRS”) commenced an examination of S&T’s U.S. income tax returns for 2006 through 2007 during 2008. The examination is anticipated to be completed in the first quarter of 2009. As of December 31, 2008, the IRS has not proposed any significant adjustments to S&T’s tax positions.

NOTE P

Employee Benefits

S&T Bank maintains a defined benefit pension plan (the “Plan”) covering substantially all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table summarizes the components of net periodic pension expense for the Plan:

	2008	2007	2006
(dollars in thousands)

Service cost—benefits earned during the period	$2,069	$1,976	$1,989
Interest cost on projected benefit obligation	3,429	2,999	2,763
Expected return on plan assets	(5,396)	(4,929)	(4,135)
Net amortization and deferral	(7)	16	185
Net periodic pension expense	$95	$62	$802

The following tables summarize the activity in the benefit obligation and Plan assets:

	2008	2007
(dollars in thousands)

CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$52,954	$50,316
Service cost	2,069	1,976
Interest cost	3,429	2,999
Plan participants’ contributions	1,021	934
Acquisitions	4,624	—
Actuarial gain	976	(1,213)
Benefits paid	(3,062)	(2,058)
Projected benefit obligation at end of year	$62,011	$52,954

CHANGE IN PLAN ASSETS
Market value of plan assets at beginning of year	$65,846	$62,590
Actual return on plan assets	(13,587)	4,380
Employer contribution	—	—
Plan participants’ contributions	1,021	934
Acquisitions	4,700	—
Benefits paid	(3,062)	(2,058)
Market value of plan assets at end of year	$54,918	$65,846

The following table sets forth the Plan’s funded status and the prepaid pension cost in the consolidated balance sheets at December 31:

	2008	2007
(dollars in thousands)

Projected benefit obligation at end of year	$(62,011)	$(52,954)
Market value of plan assets at end of year	54,918	65,846
Funded status	$(7,093)	$12,892

	2008	2007
(dollars in thousands)

Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$(87)	$102
Net actuarial loss	23,716	3,560
Total (before tax effects)	$23,629	$3,662

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The prior service cost and actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic pension cost during the year ended December 31, 2009 is ($7,000) ($5,000, net of tax).

The accumulated benefit obligation for the Plan was $54,828,000 at December 31, 2008 and $45,646,000 at December 31, 2007.

Below are actuarial assumptions used in accounting for the Plan as of and for the year ended December 31:

	2008	2007	2006
Weighted-average discount rate—as of January 1	6.25%	6.00%	5.75%
Weighted-average discount rate—as of December 31	6.25%	6.25%	6.00%
Rate of increase in future compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

S&T considers many factors when setting the assumed rate of return on Plan assets. As a general guideline the assumed rate of return is equal to the weighted average of the expected returns for each asset category and is estimated based on historical returns as well as expected future returns. The weighted average discount rate is derived from the Treasury and Corporate yield curves.

The Plan’s weighted-average asset allocations by asset category as of the December 31, 2008 measurement date were as follows:

	Plan Assets at December 31
Asset Category	2008	2007
Equity Securities	42%	57%
Debt Securities	46%	38%
Other	12%	5%
Total	100%	100%

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

S&T Bank contributed $6.0 million to the Plan in 2006 for 2007, contributed zero in 2008 and is currently evaluating a contribution for 2009. This contribution comprised the majority of the other asset category (e.g., money market account) at December 31, 2007. Benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Plan for each of the years 2009-2013 and are $2,458,000, $2,641,000, $2,836,000, $3,007,000, $3,162,000, respectively, and $17,951,000 for the five years thereafter.

S&T also has supplemental executive retirement plans (“SERP”) for certain key employees. The SERP plans are unfunded. The balances of the actuarial present values of projected benefit obligations and accrued pension cost related to the SERP were $2,119,000 and $3,484,000 at December 31, 2008 and 2007, respectively. Net periodic pension cost related to the SERP was $374,000, $302,000 and $340,000 for the years ended December 31, 2008, 2007 and 2006, respectively. In accordance with SFAS No. 158, $1,308,000 and $455,000 before tax was reflected in accumulated other comprehensive income at December 31, 2008 and 2007 in relation to the SERP. The actuarial assumptions used for the SERP are the same as those used for the Plan. In addition, S&T pays the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

post-retirement health care for a limited number of retirees. The amounts related to post-retirement health care are not material.

S&T maintains a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. S&T makes matching contributions to the Thrift Plan up to 3 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $1,985,000, $2,434,000 and $1,452,000 in 2008, 2007 and 2006, respectively.

NOTE Q

Incentive and Restricted Stock Plan and Dividend Reinvestment Plan

S&T adopted an Incentive Stock Plan in 1992 (“1992 Stock Plan”) that provides for granting incentive stock options, nonstatutory stock options, restricted stock and appreciation rights. On October 17, 1994, the 1992 Stock Plan was amended to include outside directors. The 1992 Stock Plan covers a maximum of 3.2 million shares of S&T common stock and expires ten years from the date of board approval. At December 31, 2002, 3,180,822 nonstatutory stock options had been granted under the 1992 Stock Plan. No further awards will be made under the 1992 Stock Plan.

S&T adopted the 2003 Stock Plan in 2003 that provides for granting incentive stock options, nonstatutory stock options, restricted stock and appreciation rights. The 2003 Stock Plan covers a maximum of 1.5 million shares of S&T common stock and expires ten years from the date of board approval. The 2003 Stock Plan is similar to the 1992 Stock Plan, which the 2003 Stock Plan replaced. As of December 31, 2008, 937,500 nonstatutory stock options and 53,971 restricted awards have been granted under the 2003 Stock Plan and 681,550 are currently exercisable.

Nonstatutory stock options granted in 2006 and 2005 have a four-year vesting period and a ten-year life, with 25 percent vesting each year on January 1 of the succeeding year. S&T’s policy is to issue shares from treasury upon exercise of stock options. As a result of applying the provisions of SFAS No. 123(R), during 2008, 2007 and 2006, S&T recognized compensation expense of $455,000, $455,000 and $452,000 pretax and $296,000, $296,000 and $294,000 net of tax, respectively.

The fair value of option awards under the nonstatutory stock option plan is estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table, for the periods ending December 31. S&T uses the simplified method in developing the estimated life of the option, whereby the expected life is presumed to be the mid point between the vesting date and the end of the contractual term. There were no nonstatutory stock options granted in 2008 or 2007.

2006
Risk-free interest rate	4.36%
Volatility of stock	.27
Expected dividend yield	3.0%
Expected life of options	7 years

S&T also sponsors a Cash Appreciation Rights (“CARs”) plan which is treated as a liability instrument under SFAS No. 123(R). The CARs are settled in cash. There were no CARs granted in 2008 and 2007. 206,900 CARs were granted in 2005 at an exercise price of $37.86 and have a four-year vesting period and a ten-year life, with 25 percent vesting each year on January 1 of the succeeding year. During 2008, 5,150 CARs have been forfeited. During 2008, 2007 and 2006, S&T recognized compensation expense of $448,000, ($54,000) and $325,000 pretax and $291,000, ($35,000) and $211,000 net of tax, respectively. The Black-Scholes option valuation model is used to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

determine the market value of the CARs as of each reporting date. The assumptions used to value the CARs for the years ended December 31 were as follows:

	2008	2007	2006
Risk-free interest rate	1.40%	3.54%	4.64%
Volatility of stock	.29	.26	.26
Expected dividend yield	3.88%	3.77%	3.53%
Expected life of options	4.36 years	5.10 years	5.98 years

S&T also periodically issues restricted stock to employees and directors, pursuant to the 2003 Plan. On April 21, 2008, 7,787 restricted stock awards were granted to outside directors. These shares will vest on April 21, 2009. On December 15, 2008, 3,224 restricted stock awards were granted to senior management. The awards to senior management were granted in accordance with 2008 performance levels and primarily based on earnings per share growth. These shares will vest 25 percent per year with the first vesting to occur on January 1, 2010. On April 16, 2007, 7,761 restricted stock awards were granted to outside directors and these shares vested on April 16, 2008. On December 17, 2007, 35,199 restricted stock awards were granted to senior management. The awards to senior management were granted in accordance with 2008 performance levels set by the Compensation Committee and primarily based on S&T’s earnings per share growth. These shares will vest 25 percent per year with the first vesting occurred on January 1, 2009. During the restricted period, the recipient receives dividends and can vote the shares. Generally, if the recipient leaves S&T before the end of the restricted period, the shares will be forfeited. Compensation expense for the restricted stock is ratably recognized over the period of service, generally the restricted period, based on the market value of the stock on the date of grant. During 2008, 2007 and 2006, S&T recognized compensation expense of $412,000, $622,000 and $59,000 pretax and $268,000, $404,000 and $38,000 net of tax, respectively.

The following summarizes activity for nonstatutory stock options for the years ending December 31:

	2008			2007			2006
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of year	1,489,900	$30.17		1,650,362	$29.52		1,775,762	$29.05
Granted	—	—		—	—		4,000	37.86
Exercised	(287,050)	26.06		(153,412)	22.94		(122,200)	22.54
Forfeited	(3,200)	35.47		(7,050)	35.83		(7,200)	35.04
Outstanding at end of year	1,199,650	31.14	4.8 years	1,489,900	30.17	5.2 years	1,650,362	29.52	5.9 years
Exercisable at end of year	1,096,400	$30.51	4.5 years	1,335,025	$29.28	5.1 years	1,443,862	$28.33	5.4 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	2008	2007	2006
(dollars in thousands)

Weighted average fair value of options at grant date	$9.48	$9.48	$9.48
Aggregate intrinsic value
Outstanding at December 31	$6,259	$2,309	$10,017
Exercisable at December 31	6,259	2,309	10,017

The following tables provide information about nonvested options and restricted stock for the year ended December 31:

	Nonvested Options	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	202,500	$9.48	8,900	$26.60
Granted	4,000	9.48	—	—
Vested	—	—	8,900	26.60
Forfeited	—	—	—	—
Nonvested at December 31, 2006	206,500	9.48	—	—
Granted	—	—	42,960	29.38
Vested	51,625	9.48	—	—
Forfeited	—	—	—	—
Nonvested at December 31, 2007	154,875	9.48	42,960	29.38
Granted	—	—	11,011	33.11
Vested	51,625	9.48	12,831	31.21
Forfeited	—	—	—	—
Nonvested at December 31, 2008	103,250	$9.48	41,140	$29.81

As of December 31, 2008, there was $0.4 million of total unrecognized compensation cost related to nonvested nonstatutory stock options that will be recognized as compensation expense over a weighted average period of one year. As of December 31, 2008, there was $0.6 million of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 2.8 years.

The following table presents information about options exercised for the year ended December 31:

	2008	2007	2006
(dollars in thousands)

Number of options exercised	287,050	153,412	122,200
Total intrinsic value of options exercised	$2,787	$1,773	$1,434
Cash received from options exercised	10,267	5,293	4,189
Tax deduction realized from options exercised	975	621	502

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE R

S&T Bancorp, Inc. (parent company only)

Condensed Financial Information

Balance Sheets at December 31:	2008	2007
(dollars in thousands)

ASSETS
Cash	$46	$45
Investments in:
Bank subsidiary	443,933	306,435
Nonbank subsidiaries	21,197	26,941
Other assets	15,406	12,032
Total Assets	$480,582	$345,453

LIABILITIES
Long-term debt	$20,619	$—
Dividends payable	8,558	7,611
Other liabilities	2,711	282
Total Liabilities	31,888	7,893
Total Shareholders’ Equity	448,694	337,560
Total Liabilities and Shareholders’ Equity	$480,582	$345,453

Statements of Income for the year ended December 31:	2008	2007	2006
(dollars in thousands)

Dividends from subsidiaries	$87,252	$61,091	$92,645
Investment income	72	47	67
Interest expense on long-term debt	1,038	—	—
Other expenses	1,249	1,517	820
Income before equity in undistributed net income of subsidiaries	85,037	59,621	91,892
(Distribution in excess of net income) equity in undistributed net income of:
Bank subsidiary	(21,156)	11,015	(27,847)
Nonbank subsidiaries	(3,678)	(14,492)	(10,709)
Net Income	$60,203	$56,144	$53,336

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Statements of Cash Flows for the year ended December 31:	2008	2007	2006
(dollars in thousands)

OPERATING ACTIVITIES
Net Income	$60,203	$56,144	$53,336
Equity in undistributed net income of subsidiaries	24,834	3,476	38,556
Tax benefit from nonstatutory stock options exercised	1,004	361	294
Other	(280)	(658)	(991)
Total Provided by Operating Activities	85,761	59,323	91,195

INVESTING ACTIVITIES
Net investments in subsidiaries	4,972	1,650	28,900
Acquisitions	76,970	—	—
Total Used by Financing Activities	(81,942)	(1,650)	(28,900)

FINANCING ACTIVITIES
Dividends	(32,302)	(29,790)	(30,046)
Sale of treasury stock activity	7,480	(28,282)	(32,514)
Proceeds from issuance of long term debt	20,000	—	—
Tax benefits from stock-based compensation	1,004	361	294
Total Used by Financing Activities	(3,818)	(57,711)	(62,266)
Net Increase (decrease) in Cash	1	(38)	29
Cash at Beginning of Year	45	83	54
Cash at End of Year	$46	$45	$83

NOTE S

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

Quantitative measures established by regulation to ensure capital adequacy require S&T to maintain minimum amounts and ratios of Tier 1 and Total capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2008 and 2007, S&T meets all capital adequacy requirements to which it is subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

To be classified as well capitalized, S&T must maintain minimum Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)

As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$424,478	11.82%	$287,302	8.00%	$359,128	10.00%
Tier 1 Capital (to Risk Weighted Assets)	310,466	8.65%	143,651	4.00%	215,477	6.00%
Tier 1 Capital (to Average Assets)	310,466	7.31%	127,447	3.00%	212,412	5.00%

As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$345,611	11.64%	$237,553	8.00%	$296,942	10.00%
Tier 1 Capital (to Risk Weighted Assets)	281,995	9.50%	118,777	4.00%	178,165	6.00%
Tier 1 Capital (to Average Assets)	281,995	8.57%	98,686	3.00%	164,477	5.00%

The most recent notifications from the Federal Reserve Bank and the FDIC categorized S&T and S&T Bank, respectively, as well capitalized under the regulatory framework for corrective action. There have been no conditions or events that management believes have changed S&T or S&T Bank’s ranking during 2008 and 2007.

At December 31, 2008, S&T Bank’s Tier 1 and Total capital ratios were 7.97 percent and 11.16 percent, respectively, and Tier 1 capital to average assets was 6.70 percent. At December 31, 2007, S&T Bank’s Tier 1 and Total capital ratios were 8.68 percent and 10.72 percent, respectively, and Tier 1 capital to average assets was 7.82 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE T

Selected Financial Data

(unaudited)

	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
(dollars in thousands, except per share data)

SUMMARY OF OPERATIONS
Income Statements:
Interest income	$57,811	$57,416	$50,433	$50,458	$53,637	$54,761	$54,274	$52,934
Interest expense	17,226	18,245	16,791	19,909	23,636	25,485	25,321	24,725
Provision for loan losses	5,561	6,156	(118)	1,279	1,187	1,142	1,305	2,178
Net interest income after provision for loan losses	35,024	33,015	33,760	29,270	28,814	28,134	27,648	26,031
Security (losses) gains, net	(92)	(341)	(1,829)	611	579	1,129	481	1,656
Noninterest income	9,800	10,601	9,803	8,899	8,702	10,500	9,043	8,516
Noninterest expense	21,123	22,340	22,384	17,955	19,681	18,129	18,061	17,589
Income before taxes	23,609	20,935	19,350	20,825	18,414	21,634	19,111	18,614
Applicable income taxes	7,809	5,249	5,489	5,969	5,103	5,973	5,235	5,316
Net income	$15,800	$15,686	$13,861	$14,856	$13,311	$15,661	$13,876	$13,298

PER SHARE DATA
Net income-Diluted	$0.57	$0.57	$0.54	$0.60	$0.54	$0.63	$0.56	$0.52
Dividends declared	0.31	0.31	0.31	0.31	0.31	0.30	0.30	0.30
Book value	16.24	16.34	16.00	14.18	13.73	13.36	12.98	13.16

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

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management assessed the corporation’s system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2008, its system of internal control over financial reporting is effective based on the criteria of the “Internal Control—Integrated Framework”. KPMG LLP, independent registered public accounting firm, has issued an attestation report on effectiveness of the Corporation’s internal control over financial reporting.

/s/ Todd D. Brice	/s/ Robert E. Rout
Todd D. Brice	Robert E. Rout
President and Chief Executive Officer	Senior Executive Vice President,
Chief Administrative Officer,
Chief Financial Officer and Secretary

Indiana, Pennsylvania

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

S&T Bancorp, Inc.:

We have audited S&T Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, S&T Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of S&T Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

Pittsburgh, Pennsylvania

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

S&T Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S&T Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), S&T Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Pittsburgh, Pennsylvania

February 26, 2009

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

S&T Bancorp, Inc. and Subsidiaries

The Audit Committee of the Board of Directors

S&T Bancorp, Inc.

We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows of S&T Bancorp, Inc. for the year ended December 31, 2006. These financial statements are the responsibility of S&T’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of S&T Bancorp, Inc. and subsidiaries for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Pittsburgh, Pennsylvania

February 23, 2007

Item 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of S&T’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer) management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the corporation’s system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2008, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control—Integrated Framework”.

KPMG LLP, independent registered public accounting firm, has issued a report on the effectiveness of the Corporation’s internal control over financial reporting, which is included herein.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated herein from the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance”, “Election of Directors”, “Executive Officers of the Registrant” and “Corporate Governance and Board and Committee Meetings” in our proxy statement relating to our April 20, 2009, annual meeting of shareholders.

Item 11.  EXECUTIVE COMPENSATION

This information required by Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis;” “Executive Compensation;” “Director Compensation;” “Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report.” in our proxy statement relating to our April 20, 2009, annual meeting of shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except as set forth below, the information required by Item 12 of Form 10-K is incorporated from the sections entitled “Principal Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement relating to our April 20, 2009, annual meeting of shareholders.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2008 related to the equity compensation plans in effect at that time.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders[1]	1,199,650	$31.14	508,529
Equity compensation plans not approved by shareholders	0	0	0
Total	1,199,650	$31.14	508,529
(1)

Awards granted under the S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan (the “1992 Plan”) and the 2003 Incentive Stock Plan. The 1992 Plan expired in 2002 and no further awards may be granted thereunder.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Director Independence” in our proxy statement relating to our April 20, 2009, annual meeting of shareholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein from the section entitled “Independent Registered Public Accounting Firm” in our proxy statement relating to our April 20, 2009, annual meeting of shareholders.

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

(b) Exhibits
3.1	Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit B to Registration Statement (No. 2-83565) on Form S-4 of S&T Bancorp, Inc., dated May 5, 1983, and incorporated herein by reference.

3.2	Amendment to Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit 3.2 to Form S-4 Registration Statement (No. 33-02600) dated January 15, 1986, and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective May 8, 1989, incorporated herein by reference. Filed as exhibit 3.3 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective July 21, 1995. Filed as exhibit 3.4 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated here by reference.

3.5	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective June 18, 1998. Filed as exhibit 3.5 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated herein by reference.

3.6	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective April 21, 2008. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q filed on August 7, 2008 and incorporated herein by reference.

3.7	Certificate of Designations for the Series A Preferred Stock. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 15, 2009 and incorporated herein by reference.

3.8	By-laws of S&T Bancorp, Inc., as amended, April 21, 2008. Filed as Exhibit 3.2 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q filed on August 7, 2008 and incorporated herein by reference.

10.1	S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-48549) dated March 24, 1998 and incorporated herein by reference.*

10.2	S&T Bancorp, Inc. 2003 Incentive Stock Plan. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-111557) dated December 24, 2003 and incorporated herein by reference.*

10.3	Severance Agreement, by and between James C. Miller and S&T Bancorp, Inc. dated January 31, 2007. Filed as exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.*

10.4	Severance Agreement, by and between Todd D. Brice and S&T Bancorp, Inc. dated January 31, 2007. Filed as exhibit 10.2 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.*

10.5	Severance Agreement, by and between Robert E. Rout and S&T Bancorp, Inc. dated January 31, 2007. Filed as exhibit 10.4 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.*

10.6	Severance Agreement, by and between Edward C. Hauck and S&T Bancorp, Inc. dated January 31, 2007. Filed as exhibit 10.5 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 2, 2007 and incorporated herein by reference.*

(b) Exhibits
10.7	Agreement and Plan of Merger, dated as of December 16, 2007, between S&T Bancorp, Inc. and IBT Bancorp, Inc. Filed as exhibit 2.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on December 17, 2007 and incorporated herein by reference.

10.8	S&T Bancorp, Inc. Thrift Plan for Employees of S&T Bank, as amended and restated. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-156541) dated December 31, 2008 and incorporated herein by reference.*

10.9	Dividend Reinvestment and Stock Purchase Plan of S&T Bancorp, Inc. Filed as Exhibit 4.2 to Form S-3 Registration Statement (No. 333-156555) dated January 2, 2009 and incorporated herein by reference. Filed as Exhibit 4.2 to S&T Bancorp, Inc. on Form S-8 filed on January 2, 2009 and incorporated herein by reference.*

10.10	Severance Agreement, by and between Todd D. Brice and S&T Bancorp, Inc., dated December 31, 2008. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 2, 2009 and incorporated herein by reference.*

10.11	Severance Agreement, by and between Robert E. Rout and S&T Bancorp, Inc., dated December 31, 2008. Filed as Exhibit 10.2 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 2, 2009 and incorporated herein by reference.*

10.12	Severance Agreement, by and between Edward C. Hauck and S&T Bancorp, Inc., dated December 31, 2008. Filed as Exhibit 10.3 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 2, 2009 and incorporated herein by reference.*

10.13	Severance Agreement, by and between David G. Antolik and S&T Bancorp, Inc. dated December 31, 2008. Filed as Exhibit 10.4 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 2, 2009 and incorporated herein by reference.*

10.14	Severance Agreement, by and between Gregor T. Young IV and S&T Bancorp, Inc. dated December 31, 2008. Filed as Exhibit 10.5 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 2, 2009 and incorporated herein by reference.*

21	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
/s/ Todd D. Brice	02/27/09
Todd D. Brice	Date
President and Chief Executive Officer

/s/ Robert E. Rout	02/27/09
Robert E. Rout Senior Executive Vice President, Chief Administrative Officer, Chief Financial Officer, and Secretary	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Todd D. Brice Todd D. Brice	President and Chief Executive Officer (Principal Executive Officer)	02/27/09

/s/ Robert E. Rout Robert E. Rout	Senior Executive Vice President, Chief Administrative Officer, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	02/27/09

* John N. Brenzia	Director	02/27/09

* Thomas A. Brice	Director	02/27/09

* Todd D. Brice	Chief Executive Officer and Director	02/27/09

* John J. Delaney	Director	02/27/09

* Michael J. Donnelly	Director	02/27/09

* William J. Gatti	Director	02/27/09

SIGNATURE	TITLE	DATE

* Jeffrey D. Grube	Director	02/27/09

* Frank W. Jones	Director	02/27/09

* David L. Krieger	Director	02/27/09

James V. Milano	Director	02/27/09

James C. Miller	Chairman of the Board and Director	02/27/09

Alan Papernick	Director	02/27/09

Robert Rebich, Jr.	Director	02/27/09

* Charles A. Spadafora	Director	02/27/09

Christine J. Toretti	Director	02/27/09

Charles G. Urtin	Director	02/27/09

*By: /s/ Joseph A. Kirk Joseph A. Kirk Attorney-in-fact	Director	02/27/09