Form 10-Q
period 2009-03-31
S&T BANCORP INC
filed 2009-05-08
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $2.50 Par Value - 27,654,530 shares as of April 22, 2009

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Cash and due from banks	$63,578	$69,780
Securities available for sale	406,377	452,713
Other investments	23,542	23,542
Loans held for sale	6,178	737
Portfolio loans, net of allowance for loan losses of $59,847 at March 31, 2009 and $42,689 at December 31, 2008	3,452,830	3,525,290
Premises and equipment, net	43,459	45,304
Goodwill	163,926	163,546
Other intangibles, net	11,108	11,713
Bank owned life insurance	51,670	51,254
Other assets	91,872	94,489

Total Assets	$4,314,540	$4,438,368

LIABILITIES
Deposits:
Noninterest-bearing demand	$625,325	$600,282
Interest-bearing demand	231,614	229,229
Money market	256,005	283,290
Savings	776,788	821,805
Time deposits	1,354,465	1,293,810

Total Deposits	3,244,197	3,228,416
Securities sold under repurchase agreements and federal funds purchased	111,923	113,419
Short-term borrowings	113,975	308,475
Long-term borrowings	141,663	180,331
Junior subordinated debt	90,619	90,619
Other liabilities	64,887	68,414

Total Liabilities	3,767,264	3,989,674
SHAREHOLDERS’ EQUITY
Preferred stock, (without par value) Authorized – 10,000,000 shares in 2009 and 2008 Issued – 108,676 shares in 2009 and none in 2008	104,815	—
Common stock ($2.50 par value) Authorized – 50,000,000 shares in 2009 and 2008 Issued – 29,714,038 shares in 2009 and 2008	74,285	74,285
Additional paid-in capital	47,472	43,327
Retained earnings	390,915	402,608
Accumulated other comprehensive loss	(12,792)	(13,986)
Treasury stock (2,076,721 shares at March 31, 2009 and 2,081,110 shares at December 31, 2008, at cost)	(57,419)	(57,540)

Total Shareholders’ Equity	547,276	448,694

Total Liabilities and Shareholders’ Equity	$4,314,540	$4,438,368

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(dollars and share data in thousands, except per share data)	2009	2008
INTEREST INCOME
Loans, including fees	$46,124	$46,802
Deposits with banks and federal funds sold	1	1
Investment securities:
Taxable	3,099	2,625
Tax-exempt	1,024	643
Dividends	176	387

Total Interest Income	50,424	50,458
INTEREST EXPENSE
Deposits	11,081	15,274
Securities sold under repurchase agreements and federal funds purchased	48	468
Short-term borrowings	195	942
Long-term borrowings and junior subordinated debt securities	2,955	3,225

Total Interest Expense	14,279	19,909

NET INTEREST INCOME	36,145	30,549
Provision for loan losses	21,389	1,279

Net Interest Income After Provision for Loan Losses	14,756	29,270
NONINTEREST INCOME
Security (losses) gains, net	(1,246)	611
Service charges on deposit accounts	3,056	2,402
Wealth management fees	1,743	1,862
Letter of credit fees	317	453
Insurance fees	1,862	1,997
Mortgage banking	644	(26)
Other	2,640	2,211

Total Noninterest Income	9,016	9,510
NONINTEREST EXPENSE
Salaries and employee benefits	11,655	10,060
Occupancy, net	1,879	1,700
Furniture and equipment	1,203	960
Other taxes	817	654
Data processing	1,468	1,071
Marketing	759	691
Amortization of intangibles	606	66
FDIC assessment	1,941	75
Other	5,110	2,678

Total Noninterest Expense	25,438	17,955

(Loss) Income Before Taxes	(1,666)	20,825
Provision for Income Taxes	176	5,969

Net (Loss) Income	(1,842)	14,856
Preferred dividends and amortization of discount	1,283	—

Net (Loss) Income Available to Common Shareholders	$(3,125)	$14,856

Earnings per common share:
Net (Loss) Income – Basic	$(0.11)	$0.61
Net (Loss) Income – Diluted	(0.11)	0.60
Dividends declared per common share	0.31	0.31
Average Common Shares Outstanding – Basic	27,605	24,536
Average Common Shares Outstanding – Diluted	27,605	24,680

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

( in thousands, except share and per share data)	Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2008		$—	$74,285	$27,502	$375,654	$2,900	$(142,781)	$337,560
Net income for three months ended March 31, 2008	$14,856				14,856			14,856
Other comprehensive income, net of tax
Change in unrealized gains on securities of $5,595 net of reclassification adjustment for gains included in net income of $(611) and tax expense of $(1,744).	3,240					3,240		3,240

Comprehensive Income	$18,096
Cash dividends declared ($0.31 per share)					(7,641)			(7,641)
Treasury stock issued for stock options exercised (64,049 shares)				(979)			1,771	792
Recognition of restricted stock compensation expense				95				95
Tax benefit from nonstatutory stock options exercised				53				53
Recognition of nonstatutory stock option compensation expense				114				114
Adjustment of deferred pension items						4		4

Balance at March 31, 2008		$—	$74,285	$26,785	$382,869	$6,144	$(141,010)	$349,073

Balance at January 1, 2009		$—	$74,285	$43,327	$402,608	$(13,986)	$(57,540)	$448,694
Net loss for three months ended March 31, 2009	$(1,842)				(1,842)			(1,842)
Other comprehensive income, net of tax
Change in unrealized gains on securities of $210 net of reclassification adjustment for losses included in net loss of $1,246 and tax expense of $(510).	946					946		946
Change in pension obligation	248					248		248

Comprehensive Income	$(648)
Preferred dividends and amortization of discount		151			(1,283)			(1,132)
Cash dividends declared on common stock ($0.31 per share)					(8,568)			(8,568)
Treasury stock issued for stock options exercised (4,389 shares)				(93)			121	28
Recognition of restricted stock compensation expense				108				108
Tax benefit from nonstatutory stock options exercised				4				4
Recognition of nonstatutory stock option compensation expense				114				114
Issuance of preferred stock (1)		104,664						104,664
Warrant for common stock issuance (1)				4,012				4,012

Balance at March 31, 2009		$104,815	$74,285	$47,472	$390,915	$(12,792)	$(57,419)	$547,276

See Notes to Condensed Consolidated Financial Statements

(1)	The preferred stock issued to the U.S. Treasury in the amount of $108,676 is presented net of a discount of $4,012.

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Operating Activities
Net (Loss) Income	$(1,842)	$14,856
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,389	1,279
Depreciation and amortization	1,663	964
Net amortization of investment security premiums	276	156
Recognition of stock-based compensation expense	(348)	372
Security losses (gains), net	1,246	(611)
Deferred income taxes	(5,290)	(1,051)
Tax benefits from stock-based compensation	(4)	(53)
Mortgage loans originated for sale	(35,740)	(3,412)
Proceeds from the sale of loans	30,478	3,457
Gain on the sale of loans, net	(180)	(31)
Decrease in interest receivable	3,968	662
Decrease in interest payable	(313)	(52)
Decrease (increase) in other assets	2,920	(7,768)
(Decrease) increase in other liabilities	(3,940)	10,340

Net Cash Provided by Operating Activities	14,283	19,108

Investing Activities
Net increase of interest-earning deposits with banks	(7)	—
Proceeds from maturities of securities available for sale	73,834	14,441
Proceeds from sales of securities available for sale	1,993	1,600
Purchases of securities available for sale	(29,558)	—
Net decrease (increase) in loans	51,071	(53,848)
Purchases of premises and equipment	(679)	(1,198)
Proceeds from the sale of premises and equipment	1,187	—

Net Cash Provided by (Used in) Investing Activities	97,841	(39,005)

Financing Activities
Net decrease in core deposits	(44,874)	(27,896)
Net increase in time deposits	60,655	11,258
Net (decrease) increase in short-term borrowings	(194,500)	60,000
Net decrease in securities sold under repurchase agreements and federal funds purchased	(1,496)	(28,867)
Proceeds from long-term borrowings	—	20,000
Repayments of long-term borrowings	(38,668)	(20,237)
Proceeds from junior subordinated debt securities	—	19,888
Proceeds from issuance of preferred stock and warrants	108,676	—
Treasury stock issued for stock option exercised	28	792
Preferred dividends paid	(287)	—
Cash dividends paid to shareholders	(7,864)	(7,621)
Tax benefits from stock-based compensation	4	53

Net Cash (Used in) provided by Financing Activities	(118,326)	27,370
(Decrease) Increase in Cash and Cash Equivalents	(6,202)	7,473
Cash and Cash Equivalents at Beginning of Period	69,780	74,879

Cash and Cash Equivalents at End of Period	$63,578	$82,352

Non Cash Activities
Transfers to other real estate owned	$601	$141

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of S&T Bancorp, Inc. and subsidiaries (“S&T”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. S&T operates within one business segment, community banking, providing a full range of services to individual and corporate customers. The condensed consolidated balance sheet as of December 31, 2008 has been extracted from the audited financial statements included in S&T’s 2008 annual report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009.

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

For the three month period ended March 31, 2009 and 2008, interest paid was $4,102,000 and $9,688,000, respectively. Income taxes paid during the first three months of 2009 were $243,000 compared to $1,186,000 for the same period of 2008.

NOTE B - NET INCOME PER SHARE

Earnings per common share is calculated after recognition of preferred stock requirements. S&T’s basic net income per common share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per common share, net income, which is net of preferred dividends, is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. S&T’s common stock equivalents consist of outstanding stock options and restricted stock. Excluded from the calculation were anti-dilutive stock options for 1,191,000 and 840,000 shares for the three months ended March 31, 2009 and 2008, respectively.

A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three Months Ended March 31,
	2009	2008
Weighted average shares outstanding (basic)	27,605,381	24,535,849
Impact of common stock equivalents	—	144,635

Weighted average shares outstanding (diluted)	27,605,381	24,680,484

NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2008, FASB Staff Position (“FSP”) SFAS No. 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. An entity that had issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS No. 157 prior to the issuance of FSP SFAS No. 157-2 was required to continue to apply all of the provisions of SFAS No. 157. For entities with calendar year-ends that have not previously applied the provision of SFAS No. 157 to nonrecurring fair value measurements of nonfinancial items based on the deferral in FSP SFAS No. 157-2, the application of SFAS No. 157 to those measurements is required beginning in the first quarter of 2009. The adoption of FSP SFAS No. 157-2 did not have a significant impact on S&T’s consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

In December 2007, FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interest, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS Nos. 141R and 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141R will be applied to all business entities and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the December 15, 2008 effective date. The adoption of SFAS Nos. 141R and 160 did not have a significant impact on S&T’s consolidated financial position and results of operations.

In March 2008, FASB issued SFAS No. 161, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective prospectively for annual or interim reporting periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a significant impact on S&T’s consolidated financial position or results of operations.

In June 2008, FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting. Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earning per share data. The adoption of FSP EITF 03-6-1 did not have a significant impact on S&T’s consolidated results of operations or earnings per share.

In April 2009, FASB issued FSP SFAS No. 107-1, “Interim Disclosures About Fair Value of Financial Instruments” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009. S&T plans to adopt this FSP in the second quarter of 2009, and does not expect the adoption to have a significant impact on the consolidated results of operations or financial position.

In April 2009, FASB issued FSP No. 115-2 and No.124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. S&T plans to adopt this FSP in the second quarter of 2009, and does not expect the adoption to have a significant impact on the consolidated results of operations or financial position.

In April 2009, FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 “Fair Value Measurement” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and should be applied prospectively. S&T does not anticipate that this FSP will have a significant impact on S&T’s consolidated financial condition or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE D - ACQUISITION

On June 6, 2008, S&T completed the acquisition of 100 percent of the voting shares of IBT Bancorp, Inc. located in Irwin, Pennsylvania, (“IBT”) which was the sole shareholder of Irwin Bank, in a stock and cash transaction valued at approximately $176.6 million. Pursuant to the terms of the merger agreement, shareholders of IBT were entitled to elect to receive for each share of IBT common stock that they owned, either $31.00 in cash or 0.93 of a share of S&T common stock. S&T issued 2,751,749 shares of common stock out of its treasury shares at a recorded fair value of $91.7 million based on $33.33 per share which was the closing price on May 12, 2008, the day before the IBT shareholders approved the merger and paid a total of $75.1 million in cash to the former IBT shareholders. The acquisition significantly expands S&T’s market share in the growing Allegheny and Westmoreland County markets in western Pennsylvania. The acquisition was accounted for under the purchase method, and all transactions of IBT since the acquisition date are included in S&T’s consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of IBT.

(dollars in thousands)	June 6, 2008 Unaudited
Assets
Cash and cash equivalents	$17,066
Securities	253,347
Other investments	5,856
Loans, net of allowance of $5,420	484,643
Premises and other equipment	7,310
Goodwill and other intangibles	123,838
Other assets	24,336

Total assets acquired	$916,396

Liabilities
Deposits	$573,601
Borrowings	160,316
Other liabilities	5,869

Total liabilities assumed	739,786

Net assets acquired	$176,610

Presented below is certain unaudited pro forma information for the three months ended March 31, 2008, as if IBT had been acquired on January 1, 2008. These results combine the historical results of IBT for the period from January 1, 2008 to March 31, 2008 with the results of S&T. The results of IBT exclude certain non-recurring merger related expenses (including legal and consulting expense of $2.2 million). These pro forma results which include certain adjustments for the estimated impact of purchase accounting adjustments, are not necessarily indicative of what results would have been had the acquisition taken place on the indicated dates.

(dollars in thousands, except per share data)	Three Months Ended March 31, 2008
Revenue	$45,877
Net income	15,695
Net income available to common shareholders	15,695
Basic EPS	$0.58
Diluted EPS	$0.57

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

Trading Assets

When available, S&T uses quoted market prices to determine the fair value of trading assets; such items are classified in Level 1 of the fair-value hierarchy. Since S&T’s only trading account asset is a Rabbi Trust for deferred compensation plans, which is invested in two readily quoted mutual funds, the Rabbi Trust asset is classified as Level 1 and is recorded in other assets in S&T’s Condensed Consolidated Balance Sheet.

Impaired Loans

A loan is considered to be impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. S&T’s policy for impairment includes commercial and commercial real estate loans greater than $500,000. Impairment is measured based on the fair value of the underlying collateral. When the fair value is based on an observable market price or a current appraisal, impaired loans are classified as Level 2. When a current appraisal is not available, or if management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the impaired loans are classified as Level 3. Impaired loans are recorded in portfolio loans in S&T’s Condensed Consolidated Balance Sheet.

Mortgage Servicing Rights

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

These MSRs, which totaled $975,000 as of March 31, 2009, are classified as part of other assets on S&T’s Condensed Consolidated Balance Sheet. Changes in fair value for MSRs are recorded in mortgage banking in S&T’s Condensed Consolidated Statements of Income. MSRs are classified as Level 3 because the valuation model includes significant unobservable inputs.

Derivative Financial Instruments

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

S&T also offers rate lock commitments to potential borrowers for residential mortgage loans. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. In addition, S&T can encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. S&T may utilize forward sales contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The rate lock is executed by S&T for the benefit of the mortgagee, and in turn a forward sales contract is executed between S&T and the investor. Both the rate lock commitment and the corresponding forward sales contract for each customer are considered derivatives. The mortgagee typically has the option to not exercise the mortgage commitment, however, S&T is contractually obligated on both the commitment for the mortgage and the future sales contract. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

income on the consolidated statements of income. These rate lock commitments and the corresponding forward sales contracts are marked to market on a quarterly basis. Because the estimated fair market value includes certain observable inputs, it is considered a Level 2 fair value.

S&T periodically utilizes interest rate swap contracts for asset and liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. The notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Interest-rate swaps are contracts in which a series of interest-rate flows (fixed and floating) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged. As of March 31, 2009, S&T is not utilizing interest rate swap contracts.

Items Measured at Fair Value on a Recurring Basis

The following table presents S&T’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at March 31, 2009 and December 31, 2008.

March 31, 2009

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$5,732	$399,595	$1,050	$406,377
Impaired Loans	—	85,509	7,120	92,629
Trading account assets	2,047	—	—	2,047
Mortgage servicing rights	—	—	975	975
Interest rate swaps	—	22,927	—	22,927
Interest rate lock commitments	—	527	—	527

Total Assets	$7,779	$508,558	$9,145	$525,482

Liabilities
Interest rate swaps	—	$22,615	—	$22,615
Forward sale contracts	—	243	—	243

Total Liabilities	—	$22,858	—	$22,858

December 31, 2008

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale	$8,364	$443,299	$1,050	$452,713
Impaired Loans	—	39,798	7,531	47,329
Trading account assets	2,268	—	—	2,268
Mortgage servicing rights	—	—	832	832
Interest rate swaps	—	25,077	—	25,077
Interest rate lock commitments	—	120	—	120

Total Assets	$10,632	$508,294	$9,413	$528,339

Liabilities
Interest rate swaps	—	$24,979	—	$24,979
Forward sale contracts	—	49	—	49

Total Liabilities	—	$25,028	—	$25,028

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table presents the changes in the Level 3 fair-value category for the three-month period ended March 31, 2009 and 2008. S&T classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

March 31, 2009

Assets	Beginning Balance at January 1, 2009	Principal Transactions	Gains/ (Losses) Realized and Unrealized	Transfers in and or out of Level 3	Ending Balance at March 31, 2009
(dollars in thousands)
Securities available for sale (1)	$1,050	$—	$—	$—	$1,050
Impaired Loans (2)	7,531	3,044	(2,662)	(793)	7,120
Mortgage servicing rights (3)	832	196	(53)	—	975

(1)

Changes in fair value for available for sale investments are recorded in accumulated other comprehensive income, while gains and losses from sales are recorded in net security gains(losses) on the Condensed Consolidated Statements of Income.

(2)	Changes in fair value of the underlying collateral on impaired loans are recorded in provision for loans losses on the Condensed Consolidated Statements of Income.
(3)	Unrealized gains (losses) on MSRs are recorded in mortgage banking noninterest income on the Condensed Consolidated Statements of Income.

March 31, 2008

Assets	Beginning Balance at January 1, 2008	Principal Transactions	Gains/ (Losses) Realized and Unrealized	Transfers in and or out of Level 3	Ending Balance at March 31, 2008
(dollars in thousands)
Securities available for sale (1)	$750	$—	$—	$—	$750
Impaired Loans (2)	14,965	(45)	—	(1,724)	13,196
Mortgage servicing rights (3)	1,861	(48)	(144)	—	1,669

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

NOTE F - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Swaps

S&T periodically utilizes interest rate swap contracts for asset and liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. The notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Interest-rate swaps are contracts in which a series of interest-rate flows (fixed and floating) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged.

S&T does utilize interest rate swaps for commercial loans. These derivative positions relate to transactions in which S&T enters into an interest-rate swap with a customer while at the same time entering into an offsetting interest-rate swap with another financial institution. In connection with each transaction, S&T agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a same notional amount at a fixed rate. At the same time, S&T agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows S&T’s customer to effectively convert a variable rate loan to a fixed rate.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

Pursuant to S&T’s agreements with various derivative dealers, S&T may be required to post collateral based upon mark-to market positions. Beyond unsecured threshold levels, collateral in the form of securities may also be made available to counterparties of swap transactions from the available for sale investment portfolio when required. Based upon S&T’s current positions and related future collateral requirements relating to them, S&T believes that any affect on its cash flow or liquidity position to be immaterial. Derivatives contain an element of “credit risk” the possibility that S&T will incur a loss because a counterparty, which may be a bank or a customer, fails to meet its contractual obligations. All derivative contracts may be executed only with counterparties approved by S&T’s Asset and Liability Committee, and only within S&T’s Board of Directors Credit Committee approved credit exposure limits.

Interest Rate Lock Commitments and Forward Sale Contracts

In the normal course of business, S&T sells originated mortgage loans into the secondary mortgage loan market. S&T offers interest rate lock commitments to potential borrowers. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. In addition, S&T can encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. S&T may utilize forward sales contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The rate lock is executed between the mortgagee and S&T and in turn a forward sales contract may be executed between S&T and the investor. Both the rate lock commitment and the corresponding forward sales contract for each customer are considered derivatives pursuant to SFAS No. 133 and do not qualify for hedge accounting. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income on the consolidated statements of income.

	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Derivatives not designated as hedging instruments Under SFAS No. 133

Commercial loans interest rate contracts
Fair value	$22,927	$25,077	$22,615	$24,979
Notional amount	220,248	205,769	220,248	205,769
Collateral posted	—	—	15,220	18,975
Residential loans interest rate lock commitments
Fair value	527	120	—	—
Notional amount	23,613	5,457	—	—
Residential loans forward sale contracts
Fair value	—	—	243	49
Notional amount	—	—	21,580	3,453

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

	Amount of Gain or (Loss) Recognized in Income on Derivatives (included in Other Noninterest Income)
(dollars in thousands)	March 31, 2009	March 31, 2008
Derivatives not designated as hedging instruments Under SFAS No. 133

Commercial loans interest rate contracts	$214	$—
Mortgage loans interest rate lock commitments	407	24
Mortgage loans forward sale contracts	(194)	—

NOTE G - MORTGAGE LOAN SERVICING

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

For the three months ended March 31, 2009 and 2008, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $30.5 million and $3.5 million, respectively. At March 31, 2009 and 2008, S&T’s servicing portfolio totaled $188.6 million and $177.5 million, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table presents changes in MSRs as of and for the three months ended March 31, 2009 and 2008:

	Servicing Rights	Valuation Allowance	Net Carrying Value and Fair Value
(dollars in thousands)
Balance at January 1, 2009	$1,872	$(1,040)	$832
Additions/(reductions)	287	(53)	234
Amortization	(91)	—	(91)

Balance at March 31, 2009	$2,068	$(1,093)	$975

	Servicing Rights	Valuation Allowance	Net Carrying Value and Fair Value
(dollars in thousands)
Balance at January 1, 2008	$2,017	$(156)	$1,861
Additions/(reductions)	37	(144)	(107)
Amortization	(85)	—	(85)

Balance at March 31, 2008	$1,969	$(300)	$1,669

NOTE H - EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T’s defined benefit plan:

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Service cost – benefits earned during the period	$575	$468
Interest cost on projected benefit obligation	950	811
Expected return on plan assets	(1,074)	(1,296)
Net amortization and deferral	(2)	4
Recognized net actuarial (gain)/loss	319	—

Net Periodic Pension Expense	$768	$(13)

S&T made no contributions to its pension plan in 2008. No contributions are required to be made for 2009.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE I - SECURITIES

The amortized cost and market value of securities are as follows:

March 31, 2009

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. government corporations and agencies	$130,559	$2,719	$(11)	$133,267
Collateralized mortgage obligations of U.S. government corporations and agencies	69,065	2,008	—	71,073
Mortgage-backed securities of U.S. government corporations and agencies	72,369	3,028	—	75,397
Obligations of state and political subdivisions	111,157	1,759	(715)	112,201
Other securities	25	—	—	25

Debt securities available for sale	383,175	9,514	(726)	391,963
Marketable equity securities	17,199	601	(4,627)	13,173
Other securities	1,241	—	—	1,241

Total	$401,615	$10,115	$(5,353)	$406,377

December 31, 2008
	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Obligations of U.S. government corporations and agencies	$165,529	$3,722	$—	$169,251
Collateralized mortgage obligations of U.S. government corporations and agencies	62,524	1,376	—	63,900
Mortgage-backed securities of U.S. government corporations and agencies	76,398	2,585	(31)	78,952
Obligations of state and political subdivisions	123,252	510	(1,284)	122,478
Other Securities	25	—	—	25

Debt securities available for sale	427,728	8,193	(1,315)	434,606
Marketable equity securities	18,491	703	(4,276)	14,918
Other securities	3,189	—	—	3,189

Total	$449,408	$8,896	$(5,591)	$452,713

For debt securities classified as available for sale, S&T does not believe any individual unrealized loss as of March 31, 2009 represents an other-than-temporary impairment. S&T performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. S&T management considers the length of time and the extent to which the market value has been less than cost and the financial condition of the issuer. The unrealized losses on 61 debt securities at March 31, 2009 are attributable to changes in interest rates. The unrealized losses on 23 marketable equity securities at March 31, 2009 are attributable to temporary declines in market value. S&T has both the intent and the ability to hold the securities referenced in the table above for a time necessary to recover the amortized cost or, in the case of the debt securities, until maturity.

There were $16,000 and $768,000 in gross realized gains and $1,262,000 and $157,000 in gross realized losses for the three months ended March 31, 2009 and 2008, respectively, relative to securities available for sale. S&T recognized other-than-temporary impairments totaling $1,262,000 on two equity securities during the first three months of 2009 and a $157,000 of other-than temporary impairment on one equity security during the first three months ended March 31, 2008, which are included in the gross realized losses.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables present the age of gross unrealized losses and market value by investment category:

March 31, 2009

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$9,989	$(11)	$—	$—	$9,989	$(11)
Collateralized mortgage obligations of U.S. government corporations and agencies	461	—	—	—	461	—
Mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of state and political subdivisions	21,735	(715)	—	—	21,735	(715)
Other Securities	25	—	—	—	25	—

Debt securities available for sale	32,210	(726)	—	—	32,210	(726)
Marketable equity securities	9,527	(4,627)	—	—	9,527	(4,627)

Total temporarily impaired securities	$41,737	$(5,353)	$—	$—	$41,737	$(5,353)

December 31, 2008
	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
Collateralized mortgage obligations of U.S. government corporations and agencies	$27	$—	$—	$—	$27	$—
Mortgage-backed securities of U.S. government corporations and agencies	5,065	(31)	—	—	5,065	(31)
Obligations of state and political subdivisions	40,760	(1,282)	1,286	(2)	42,046	(1,284)
Other Securities	25	—	—	—	25	—

Debt securities available for sale	45,877	(1,313)	1,286	(2)	47,163	(1,315)
Marketable equity securities	10,671	(4,276)	—	—	10,671	(4,276)

Total temporarily impaired securities	$56,548	$(5,589)	$1,286	$(2)	$57,834	$(5,591)

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The amortized cost and estimated market value of debt securities at March 31, 2009, by estimated maturity, are as set forth in the following table. Mortgage-backed securities and collateralized mortgage obligations, which are not due at a single maturity date, have been allocated over maturity groupings based upon the current estimated average life. The mortgage-backed securities and collateralized mortgage obligations may mature earlier or later than their estimated average lives because of principal repayment optionality.

Available for Sale (dollars in thousands)	Amortized Cost	Estimated Market Value
Due in one year or less	$181,342	$183,672
Due after one year through five years	177,445	184,039
Due after five years through ten years	23,339	23,195
Due after ten years	1,049	1,057

Total Debt Securities Available for Sale	$383,175	$391,963

At March 31, 2009 and December 31, 2008, investment securities with a principal amount of $332,653,000 and $379,477,000, respectively, were pledged to secure repurchase agreements, public funds, trust fund deposits and derivative collateral.

NOTE J - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

(dollars in thousands)	March 31, 2009	December 31, 2008
Real estate – construction	$376,118	$374,925
Real estate – mortgages:
Residential	844,007	846,246
Commercial	1,401,485	1,440,200
Commercial and industrial	809,980	822,543
Consumer	81,087	84,065

Gross Portfolio Loans	3,512,677	3,567,979
Allowance for loan losses	(59,847)	(42,689)

Total Portfolio Loans	3,452,830	3,525,290
Loans held for sale	6,178	737

Total Loans	$3,459,008	$3,526,027

Changes in the allowance for loan losses for the three months ended March 31 were as follows:

(dollars in thousands)	2009	2008
Balance at beginning of year	$42,689	$34,345
Charge-offs	(4,586)	(598)
Recoveries	355	691

Net (charge-offs) recoveries	(4,231)	93
Provision for loan losses	21,389	1,279

Balance at end of period	$59,847	$35,717

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The principal balances of loans on nonaccrual status were $92,047,000 and $42,466,000 at March 31, 2009 and December 31, 2008, respectively. Other real estate owned, which is included in other assets, was $1,452,000 at March 31, 2009 and $851,000 at December 31, 2008.

S&T attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio. S&T monitors concentrations of credit risk. At March 31, 2009 and December 31, 2008, S&T had no concentrations of credit risk by industry or group. The commercial real estate portfolio comprises $1.8 billion or 50 percent of total loans at March 31, 2009 and December 31, 2008. However, the segmentation of the commercial real estate portfolio has no concentration in excess of 10 percent of total loans. In addition, the commercial real estate portfolio had $348.3 million or 10 percent of total loans to customers outside of western Pennsylvania. Geographic concentrations exist because S&T provides a full range of banking services, including commercial, consumer and mortgage loans to individuals and corporate customers in its ten-county market areas in western Pennsylvania. Management believes underwriting guidelines and ongoing review by loan administration mitigates these risks.

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2009 and December 31, 2008:

(dollars in thousands)	March 31, 2009	December 31, 2008
Recorded investment in loans considered to be impaired	$92,629	$47,329
Recorded investment in impaired loans with no related allowance for loan losses	29,800	18,840
Loans considered to be impaired that were on a nonaccrual basis	72,608	27,851
Allowance for loan losses related to loans considered to be impaired	19,121	7,115
Average recorded investment in impaired loans	53,224	34,817
Total interest income per contractual terms on impaired loans	1,255	3,192
Interest income on impaired loans recognized on a cash basis	516	1,788

NOTE K - BORROWINGS

Following is a summary of short-term borrowings at:

(dollars in thousands)	March 31, 2009	December 31, 2008
Securities sold under repurchase agreements	$111,923	$113,419
Federal Home Loan Bank Advances	113,975	308,475

Total	$225,898	$421,894

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

Following is a summary of long-term debt at:

(dollars in thousands)	March 31, 2009	December 31, 2008
Long-term borrowings	$141,663	$180,331

Junior subordinated debt securities	90,619	90,619

Total	$232,282	$270,950

The purpose of these long-term borrowings is to match-fund selected new loan originations, to mitigate interest-rate sensitivity risk and to take advantage of discounted borrowing rates through the FHLB for community investment projects. S&T had long-term debt outstanding of $138.3 million at March 31, 2009 at a fixed rate and $94.0 million at a variable rate. Long-term borrowings included repurchase agreement borrowings with embedded floors of $25.0 million and $50.0 at March 31, 2009 and December 31, 2008, respectively. The weighted average rates were 2.28 percent and 2.53 percent at March 31, 2009 and December 31, 2008, respectively.

NOTE L - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T’s financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement. S&T’s exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $761,991,000, unfunded other loan commitments, comprised of credit card lines and home equity lines, totaled $212,764,000 and obligations under standby letters of credit totaled $167,382,000 at March 31, 2009.

NOTE M - LITIGATION

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

Business Summary

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania and with assets of approximately $4.3 billion at March 31, 2009. S&T provides a full range of financial services through a branch network of 55 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; financial and estate planning; estate and trust administration; investment management; employee benefit services and administration; corporate services and other fiduciary services. S&T’s common stock trades on the Nasdaq Global Select Market under the symbol “STBA”.

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

On January 16, 2009, S&T completed a $108,676,000 capital raise as a participant in the U.S. Treasury Capital Purchase Program (the “Program”). In conjunction with S&T’s participation in the Program, S&T issued to the U.S. Treasury 108,676 shares of S&T’s Series A Preferred Stock, having a liquidation amount per share equal to $1,000 per share, for a total price of $108,676,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5 percent per year for the first five years and thereafter at a rate of 9 percent per year. Under changes made to the Program by the American Recovery and Reinvestment Act of 2009 (“ARRA”), and subject to approval by banking regulatory agencies, S&T may redeem the Series A Preferred Stock, plus any accrued and unpaid dividends, at any time. If S&T only redeems part of the Program investment, then it must pay a minimum of 25% of the issuance price, or $27,169,000. The Series A Preferred Stock is generally non-voting. Prior to January 16, 2012, unless S&T has redeemed the Series A Preferred Stock or the U.S. Treasury has transferred the Series A Preferred Stock to a third party, the consent of the U.S. Treasury will be required for S&T to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances. In addition, the Series A Preferred Stock issuance includes certain restrictions on executive compensation that could limit the tax deductibility of compensation S&T pays to executive management.

As part of its purchase of the Series A Preferred Stock, the U.S. Treasury received a Warrant to purchase 517,012 shares of S&T’s common stock at an initial per share exercise price of $31.53. The Warrant provides for the adjustment of the exercise price and the number of shares of S&T’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of S&T’s common stock, and upon certain issuances of S&T’s common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, S&T receives aggregate gross cash proceeds of not less than $108,676,000 from qualified equity offerings announced after October 13, 2008, the number of shares of common stock issuable pursuant to the U.S. Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares. If S&T redeems the Series A Preferred Stock, S&T may also repurchase the Warrant. In addition, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Recent turbulence in significant portions of the global financial and real estate markets has adversely impacted our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting the economy generally. During the first quarter of 2009, S&T’s performance was specifically negatively impacted by sharp increases in delinquencies and nonperforming loan levels, primarily due to the specific and general reserves on commercial loans discussed below and the overall slowdown in the economy that is affecting all segments of the loan portfolio. The area of commercial loans has been and continues to be the subject of considerable management focus and review.

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

On October 14, 2008, pursuant to authority granted under the EES Act, the U.S. Treasury announced the Program whereby U.S. Treasury agreed to purchase senior preferred shares from qualifying U.S. financial institutions. Each participating institution may sell an amount of senior preferred shares ranging from 1.0 percent to 3.0 percent of its September 30, 2008 risk-weighted assets. The preferred shares are generally nonvoting, pay an initial dividend rate of 5.0 percent per year for the first five years increasing to 9.0 percent per year after year five, and are callable at par after three years or sooner with the proceeds of a qualifying offering of Tier 1 perpetual preferred stock or common stock for cash. As part of the consideration for the shares, the U.S. Treasury requires the receipt of Warrants to acquire common stock from the participating institution having an aggregate market price equal to 15.0 percent of the amount of capital invested by the U.S. Treasury in the senior preferred shares, at an exercise price equal to the average trailing 20-trading day market price of the institution’s common stock at the time of issuance. Participating institutions must agree to certain limitations on executive compensation, repurchases of junior preferred or common stock and increases in common stock dividend payments. S&T applied to participate in the Program and was approved to receive $108,676,000 in exchange for the U.S. Treasury purchase of S&T senior preferred stock. The transaction closed on January 16, 2009.

On February 17, 2009, ARRA was signed into law. Among other things, the ARRA includes new executive compensation and corporate governance restrictions that apply not only prospectively, but also retroactively, to institutions, such as S&T that have received funds under the Program. The ARRA also provides a provision that permits early redemption of Series A Preferred Stock issued in the Program without increasing common equity, subject to approval of banking regulatory agencies. S&T is currently evaluating the effect that the ARRA executive compensation provisions will have on S&T.

On February 18, 2009, the Homeowner Affordability and Stability Plan (“HASP”) was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that eligible homeowners can continue to pay their mortgages. HASP includes the following initiatives: (i) a refinance option for homeowners that are current in their mortgage payments and whose mortgages are owned by Fannie Mae or Freddie Mac; (ii) a $75 billion homeowner stability initiative to prevent foreclosures and help eligible borrowers stay in their homes by offering loan modifications that reduce mortgage payments to more affordable and sustainable levels; and (iii) a support for low mortgage rates by increasing the U.S. Treasury’s funding commitment to Fannie Mae and Freddie Mac. Among other things, HASP would offer monetary incentives to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures. Participation by S&T in HASP is currently voluntary. S&T continues to monitor these developments and assess their potential impact on its business.

Financial Condition

Total assets averaged $4.4 billion in the first three months of 2009 and $4.0 billion for the 2008 full year average. Average loans increased $303.3 million and average securities, other investments and federal funds sold increased $16.1 million in the first three months of 2009 as compared to the 2008 full year average. Average deposits increased $354.3 million and average borrowings decreased $119.1 million during the three months ended March 31, 2009 as compared to the 2008 full year average.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis

	Three Months Ended March 31, 2009			Twelve Months Ended December 31, 2008
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$3,534.1	$46.9	5.38%	$3,230.8	$201.6	6.24%
Securities/other (1)	446.2	4.9	4.47%	430.1	19.7	4.58%

Total interest-earning assets	3,980.3	51.8	5.27%	3,660.9	221.3	6.04%
Noninterest-earning assets	379.9			310.1

TOTAL	$4,360.2			$3,971.0

Liabilities And Shareholders’ Equity

NOW/money market/savings	$1,302.9	$1.5	0.45%	$1,261.5	$14.7	1.17%
Time deposits	1,353.7	9.6	2.89%	1,102.7	37.7	3.41%
Borrowed funds < 1 year	245.8	0.2	0.40%	356.8	6.0	1.69%
Borrowed funds > 1 year	258.6	3.0	4.63%	266.8	13.8	5.17%

Total interest-bearing liabilities	3,161.0	14.3	1.83%	2,987.8	72.2	2.42%
Noninterest-bearing liabilities:
Demand deposits	595.1			533.1
Shareholders’ equity/other	604.1			450.1

TOTAL	$4,360.2			$3,971.0

Net yield on interest-earning assets			3.82%			4.07%

Net Interest Income		$37.5			$149.1

(1)	The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Lending Activity

Average loans increased $303.3 million to $3.5 billion during the three months ended March 31, 2009 as compared to the 2008 full year average. Changes in the composition of the average loan portfolio included increases of $103.6 million of residential mortgages and home equity loans, $238.5 million of commercial real estate loans, $2.7 million of consumer loans, offset by a decrease of $41.5 million in commercial and industrial loans. S&T acquired $278.5 million of average loans with the IBT acquisition. The composition of the average acquired loan portfolio included $26.7 million of commercial and industrial loans, $119.2 million of residential mortgages and home equity loans, $125.8 million of commercial real estate loans and $6.8 million of consumer loans. Average organic loan growth, or average loan growth not associated with the IBT acquisition was $24.8 million. The composition of the average organic loan growth included an increase of $112.7 million of commercial real estate loans, offset by decreases of $15.6 million of residential mortgages and home equity loans, $4.1 million of consumer loans and $68.2 million of commercial and industrial loans.

Average commercial loans, including commercial real estate, commercial and industrial and real estate construction comprised 73 percent of the average loan portfolio for the three months ended March 31, 2009 and 74 percent for the 2008 full year average. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. The commercial real estate portfolio had $348.3 million or 9.9 percent of total loans that involved projects outside of western Pennsylvania. Generally, these loans are with existing local customers. The decline in the economic environment has been significantly higher in various parts of the country than in western Pennsylvania. Accordingly, the out of state portfolio is experiencing higher credit stress and has been the subject of considerable management focus and review. Rates and terms for commercial real estate, equipment loans and lines of credit are normally negotiated, subject to such variables as the financial condition of the borrower, economic conditions, marketability of collateral, credit history of the borrower and future cash flows. The loan to value policy guideline for commercial real estate loans is generally 65-85 percent. Variable-rate commercial loans were 55 percent of the commercial loan portfolio at March 31, 2009 and 49 percent at December 31, 2008.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average residential mortgage loans comprised 25 percent of the average loan portfolio for the three months ended March 31, 2009 and 23 percent for the 2008 full year average. Residential mortgage lending reached record levels during the first quarter of 2009 as consumers took advantage of lower interest rates. Residential mortgage lending continues to be a strategic focus in 2009 through our centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is well positioned from the impact of potential future declines in its local real estate market that has significantly impacted other areas of the country due to its conservative mortgage lending policies and avoidance of any sub-prime mortgage products. The loan to value policy guideline is 80 percent for residential first lien mortgages. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes assumed with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of the fair value of the mortgage property. At March 31, 2009 and December 31, 2008, 9 percent of the residential mortgage portfolio consisted of adjustable rate mortgages with repricing terms of one, three and five years.

S&T periodically designates specific loan originations, generally longer-term, lower-yielding 1-4 family mortgages, as held for sale and sells them to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, generate fee revenue from servicing, and maintain the primary customer relationship. During the three months ended March 31, 2009 and 2008, S&T sold $30.5 million and $3.5 million, respectively, of 1-4 family mortgages and services $188.6 million of secondary market mortgage loans to Fannie Mae at March 31, 2009. During the first quarter of 2009, S&T experienced record levels of mortgage banking activities, including but not limited to refinancings, as consumers took advantage of low interest rates. S&T intends to continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Average consumer loans comprised 2 percent of the loan portfolio for the three months ended March 31, 2009 and 3 percent for the 2008 full year average. The average balance of consumer loans for the three months ended March 31, 2009 was $82.2 million as compared to $79.5 million for the 2008 full year average. S&T offers a variety of unsecured and secured consumer loan and credit card products.

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

Securities Activity

Average securities, other investments and federal funds sold increased by $16.1 million in the first three months of 2009 compared to the 2008 full year average. In 2008, S&T acquired $147.3 million of average securities with the IBT acquisition, offset by an average decrease of $131.2 million in securities which is attributable to an S&T Asset Liability Committee (“ALCO”) strategy to limit the replacement of matured investment securities with borrowings to mitigate interest rate risk.

The components of the increase of $16.1 million include $28.3 million in mortgage-backed securities, $14.7 million in obligations of state and political subdivisions and $2.8 million in other investments. Offsetting these increases are decreases of $15.8 million in marketable equity securities, $12.8 million in U.S. government corporations and agencies and $2.0 million in other securities. The increase of $2.8 million in other investments in the first three months of 2009 compared to the 2008 full year average are comprised of Federal Home Loan Bank (“FHLB”) stock that is a membership and borrowing requirement and is recorded at historical cost. The amount of S&T’s investment in FHLB stock depends upon S&T’s borrowing availability and level from the FHLB. S&T was notified this quarter by the FHLB that they have suspended the payment of dividends and the repurchase of excess capital stock until further notice. Average federal funds sold increased $0.9 million in the first three months of 2009 compared to the 2008 full year average. At March 31, 2009, the equity securities portfolio had total market value of $13.2 million compared to $14.9 million at December 31, 2008 and net unrealized losses of $4.0 million at March 31, 2009 compared to net unrealized losses of $3.6 million at December 31, 2008. The equity securities portfolio consists of securities traded on the various stock markets and is subject to changes in market value.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

S&T’s policy for security classification includes U.S. treasury securities, U.S. government corporations and agencies, mortgage-backed securities of U.S. government corporations and agencies, collateralized mortgage obligations, states and political subdivisions, corporate securities, marketable equity securities and other securities as available for sale. On a quarterly basis, management evaluates the securities portfolios for other-than-temporary declines in market value in accordance with FSP SFAS No. 115-1 and SFAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” as well as FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” During the first three months of 2009, there was $1.3 million of realized losses taken for other-than-temporary impairment on two bank equity investment securities. The performance of the equities and debt securities markets could generate further impairment in future periods. At March 31, 2009, net unrealized gains on securities classified as available for sale, including equity securities, were $4.8 million as compared to net unrealized gains of $3.3 million at December 31, 2008. Net unrealized gains related to S&T’s debt securities portfolio totaled $8.8 million at March 31, 2009 and $6.9 million unrealized gains at December 31, 2008. S&T has the intent and ability to hold debt and equity securities until maturity or until market value recovers above cost.

Allowance for Loan Losses

The balance in the allowance for loan losses was $59.8 million or 1.70 percent of total loans at March 31, 2009 as compared to $42.7 million or 1.20 percent of total loans at December 31, 2008. The increase in the allowance for loan losses is primarily a result of increases of $12.0 million in specific reserves and $5.1 million in general reserves during the first quarter of 2009. S&T’s allowance for lending-related commitments such as unfunded commercial real estate, commercial and industrial term loan commitments and letters of credit totaled $1.4 million at March 31, 2009 and $1.3 million at December 31, 2008. The allowance for lending-related commitments is included in other liabilities.

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

During the first three months of 2009, the risk rating profile of the portfolio was significantly impacted by the following five commercial loan relationships:

•

The first relationship is a $32.3 million commercial and industrial loan with an energy-related company. Recent decreases in commodity prices have created cash flow difficulties for the company and a $9.3 million specific reserve has been established for the loans.

•

The second relationship is a $7.5 million real estate development participation loan that has delayed construction pending better economic conditions, therefore a $0.7 million specific reserve has been established.

•

The third relationship is a $2.5 million commercial and industrial loan secured by real estate partnership interests. Specific reserves for the full amount of $2.5 million have been established pending resolution of legal issues among the partners.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

•

The fourth relationship is a $4.1 million real estate loan comprised of three distinct projects, the largest of which is a $3.7 million condominium project that has experienced slow absorption due to a downturn in the housing market. Specific reserves of $0.6 million have been established for the loans.

•	The fifth relationship is a $3.4 million condominium project that has experienced slow absorption due to the downturn in the housing market. A specific reserve of $0.2 million has been established.

Specific reserves increased $12.0 million primarily as a result of these commercial loans. Management believes these commercial loans have been adequately reserved as determined by the quarterly impairment analysis and risk-rating process performed by the Loan Administration Department.

Net loan charge-offs (recoveries) totaled $4.2 million or 0.49 percent of average loans on an annualized basis for the first three months of 2009 as compared to ($0.1) million or 0.31 percent of average loans on an annualized basis in the first three months of 2008.

Net loan charge-offs during the first three months of 2009 were primarily impacted by a $2.7 million charge-off for a $3.5 million loan on a mixed use commercial property that lost a major tenant, and a $1.1 million charge-off for a $2.4 million office building that was foreclosed and sold during the first quarter of 2009. The balance of nonperforming loans, which included loans past due 90 days or more, at March 31, 2009 was $92.0 million or 2.62 percent of total loans. This compares to nonperforming loans of $42.5 million or 1.19 percent of total loans at December 31, 2008. Nonperforming assets totaled $93.5 million or 2.17 percent of total assets at March 31, 2009 and $43.3 million or 0.98 percent of total assets at December 31, 2008. There are no loans 90 days past due and still accruing interest. The provision for loan losses was $21.4 million for the first three months of 2009, as compared to $1.3 million for the same period of 2008. The increased provision was the result of management’s detailed analysis of the adequacy of the allowance for loan losses and is consistent with the increase in nonperforming loans, loan charge-off levels, the unfavorable credit experience with out of market loans, the effects of more conservative economic factors used in the allowance for loan losses model to be reflective of a deteriorating economy and the level of specific reserves established for impaired commercial loan relationships, offset by the resolution of the two aforementioned commercial loan relationships.

Deposits

Average total deposits increased by $354.3 million, or 12 percent, during the three months ended March 31, 2009 as compared to the 2008 full year average. Changes in the average deposit mix include increases of $250.9 million in certificates of deposit, $62.0 million in demand deposits, $72.6 million in money market accounts and $37.2 million in NOW accounts. Offsetting these increases is a decrease of $68.4 million in savings accounts. S&T acquired $326.0 million of average deposits with the IBT acquisition. The composition of these acquired deposits included $159.4 million in certificates of deposit, $79.2 million in demand and NOW accounts, $46.2 million of money market accounts and $41.2 million of savings accounts. Average organic deposit growth, or average deposit increases not associated with the IBT acquisition was $28.3 million. During the three month period organic demand deposit growth increased $20.0 million and is an important source of funding, customer relationships and fees for S&T. The organic increase in certificates of deposits of $91.5 million is primarily attributable to a pricing strategy to grow this product. The decrease in savings accounts is primarily attributable to S&T being less aggressive with external competitive pricing strategies during a period of fairly high liquidity levels. S&T Cash Management accounts totaled $538.9 million at March 31, 2009 and $601.9 million at December 31, 2008 and have an account pricing feature that allows S&T to better complement shifting interest rate sensitivity. Other important strategies include providing cash management services to commercial customers to increase transaction related deposits, and enhanced delivery services such as electronic banking. Core deposit growth is an important strategic initiative for S&T, through the expansion of retail facilities, promotions and new products.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Certificates of deposit of $100,000 and over were 12 percent of total deposits at March 31, 2009 and at December 31, 2008, and primarily represent deposit relationships with local customers in our market area. S&T had $100.6 and $59.0 million of brokered retail certificates of deposit outstanding at March 31, 2009 and December 31, 2008, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

During the first quarter of 2009, S&T began participation in the Certificate of Deposit Account Registry Services (“CDARS”) program. The reciprocal program allows S&T customers to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. S&T maintains deposits by accepting certificates of deposits from customers of CDARS member banks in the exact amount as S&T customers placed. S&T can also access the CDARS network to accept brokered certificates of deposit that are not part of the reciprocal program. As of March 31, 2009, S&T had $41.7 million of certificates of deposit and these are classified as part of brokered retail certificates of deposit. The issuance of brokered retail certificates of deposits and participation in the CDARS program is an ALCO strategy to increase liquidity, as an alternative to increased borrowings.

Borrowings

Average borrowings decreased $119.1 million for the first three months of 2009 as compared to full year 2008 average. During the first quarter of 2009, S&T temporarily reduced borrowings as a participant in the U. S. Treasury Capital Purchase Program provided increased liquidity pending deployment into loans or debt securities purchases. The decrease in borrowings is also the result of decreased loan demand as consumers and businesses react to the economic slowdown, and maturing investment securities not being replaced due to an ALCO strategy to limit the replacement of matured investment securities to mitigate interest rate risk. Borrowings are comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings. S&T defines REPOs with our local retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

The largest decrease in average borrowings for the first three months of 2009 is a $92.5 million decrease in FHLB advances compared to the 2008 full year average. The decrease in FHLB advances was a strategic initiative in order to develop a better diversified mix of wholesale funding sources. The average balance in retail REPOs decreased approximately $13.9 million for the first three months of 2009 compared to the 2008 full year average. S&T views REPOs as a relatively stable source of funds because most of these accounts are with local long-term customers. Average federal funds purchased decreased by $4.6 million first three months of 2009 compared to the full year 2008 average.

Average long-term borrowings have decreased by $8.2 million in the first three months of 2009 as compared to the full year 2008 average. At March 31, 2009, S&T had long-term borrowings outstanding of $138.3 million at a fixed rate and $94.0 million at a variable rate.

Capital Resources

Shareholders’ equity increased $98.6 million at March 31, 2009, compared to December 31, 2008. The increase is primarily due to a $108.7 million capital raise as a participant in the U. S. Treasury Program. S&T had a net loss available to common shareholders of $3.1 million and dividends declared to common shareholders were $8.6 million for the three months ended March 31, 2009. Also affecting capital was an increase of $0.2 million in the funded status of pension and $0.9 million in unrealized gains on securities available for sale, net of tax, which is included in other comprehensive income.

S&T continues to maintain a strong capital position with a leverage ratio of 9.7 percent at March 31, 2009 and 7.3 percent at December 31, 2008 as compared to the minimum regulatory guideline of 3.0 percent. S&T’s risk-based capital Tier I and Total ratios were 11.6 percent and 14.8 percent at March 31, 2009 and 8.7 percent and 11.8 percent at December 31, 2008. These ratios place S&T above the Federal Reserve Board’s risk-based capital guidelines of 4.0 percent and 8.0 percent for Tier I and Total, respectively.

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

On January 16, 2009 S&T completed a $108,676,000 capital raise as a participant in the U.S. Treasury Program. In conjunction with S&T’s participation in the U. S. Treasury Program, S&T and the U.S. Treasury entered into a Letter Agreement (the “Purchase Agreement”), pursuant to which S&T agreed to issue 108,676 shares of S&T’s Series A Preferred Stock, having a liquidation amount per share equal to $1,000 per share, for a total price of $108,676,000. The Series A Preferred Stock pays cumulative dividends at a

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

rate of 5 percent per year for the first five years and thereafter at a rate of 9 percent per year. Under changes made to the Program by ARRA, and subject to approval by banking regulatory agencies, S&T may redeem the Series A Preferred Stock, plus any accrued and unpaid dividends, at any time. If S&T only redeems part of the Program investment, then it must pay a minimum of 25% of the issuance price, or $27,169,000. The Series A Preferred Stock is generally non-voting and will qualify as Tier I capital. Prior to January 16, 2012, unless S&T has redeemed the Series A Preferred Stock or the U.S. Treasury has transferred the Series A Preferred Stock to a third party, the consent of the U.S. Treasury will be required for S&T to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. In addition, the Series A Preferred Stock issuance includes certain restrictions on executive compensation that could limit the tax deductibility of compensation S&T pays to executive management.

As part of its purchase of the Series A Preferred Stock, the U.S. Treasury received a Warrant to purchase 517,012 shares of S&T’s common stock at an initial per share exercise price of $31.53. The Warrant provides for the adjustment of the exercise price and the number of shares of S&T’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the S&T’s common stock, and upon certain issuances of S&T’s common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, S&T receives aggregate gross cash proceeds of not less than $108,676,000 from qualified equity offerings announced after October 13, 2008, the number of shares of common stock issuable pursuant to the U.S. Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares. If S&T redeems the Series A Preferred Stock, S&T may also repurchase the Warrant. In addition, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

S&T temporarily used the funds received from the issuance of the Series A Preferred Stock and warrant to reduce S&T’s overnight borrowings at the Federal Home Loan Bank of Pittsburgh which had the effect of increasing S&T’s liquidity for lending activities. S&T plans to deploy the funds through the purchase of approximately $100.0 million of U.S. government agency bonds and agency-guaranteed mortgage backed securities when market opportunities are presented. These securities can then be used as collateral for repurchase transactions, through which S&T will be able to obtain liquidity to fund new loan originations. This method of managing the funds ensures the availability of funds for lending to creditworthy borrowers while generating earnings for S&T.

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

We believe the presentation of net interest income on a fully tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the consolidated statements of income is reconciled to net interest income adjusted to a fully tax-equivalent basis on page 31.

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

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Three months ended March 31, 2009 compared to

Three months ended March 31, 2008

Net Income

S&T had a net loss of $3.1 million or $0.11 diluted earnings per share for the first three months of 2009 as compared to net income of $14.9 million or $0.60 diluted earnings per share for the same period of 2008. The net loss during the first three months of 2009 was primarily the result of higher provision for loan losses and an increase in noninterest expense compared to the first three months of 2008. The return on average assets was a negative 0.29 percent for the three months ended March 31, 2009, as compared to a positive 1.75 percent for the three months ended March 31, 2008. The return on average equity was a negative 2.34 percent for the three months ended March 31, 2009 compared to a positive 17.27 percent for the same period of 2008.

Net Interest Income

Net interest income on a fully taxable equivalent basis was $37.5 million, a $5.8 million or 18 percent increase for the first three months of 2009 as compared to $31.7 million for the same period of 2008. The increase in net interest income was a result of a $782.0 million increase in average interest-earning assets, primarily driven by $749.2 million acquired through the IBT acquisition in the second quarter of 2008, and by $178.0 million of organic loan growth in the first three months of 2009 as compared to the same period of 2008. The net interest margin on a fully taxable equivalent basis was 3.82 percent in the first three months of 2009 as compared to 3.99 percent in the same period of 2008. The net interest margin was negatively affected in the first quarter of 2009 by higher delinquent interest, more aggressive solicitation of deposits in order to decrease reliance on wholesale funding sources and the inability to reduce core deposit rates by the same dramatic level of reduction in other short-term rates. S&T’s balance sheet is currently liability sensitive, with funding costs decreasing faster than asset yields during the first three months of 2009.

For the first three months of 2009, average loans increased $705.3 million, and average securities and federal funds sold increased $76.7 million as compared to the same period of 2008. S&T acquired $490.1 million of loans and $259.2 million of average securities with the IBT acquisition. The yields on average loans decreased by 137 basis points from the comparable period in 2008 and the yield on average securities decreased by five basis points. Overall yields on interest-earning assets were 5.27 percent and 6.49 percent for the three months ended March 31, 2009 and 2008, respectively.

For the first three months of 2009, balances of average interest-bearing deposits increased by $514.9 million as compared to the same period of 2008. S&T acquired $573.6 million of deposits with the IBT acquisition. The cost of deposits totaled 1.38 percent, a decrease of 100 basis points from the comparable period in 2009 due to lower rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 164 basis points to 2.57 percent as a result of lower short-term rates as compared to the same period of 2008. Overall funding costs decreased 127 basis points to 1.83 percent at March 31, 2009 as compared to the same period of 2008. Positively affecting net interest income was a $205.2 million increase in average net free funds during the first three months of 2009 as compared to the same period of 2008. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders’ equity over nonearning assets. The increase is primarily due to successful marketing of new demand accounts and corporate cash management services and increased retained earnings.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 78 percent and 77 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in the first three months of 2009 and 2008. The level and mix of interest-earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment and the shifting yield curve.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Interest income per consolidated statements of income	$50,424	$50,458
Adjustment to fully taxable equivalent basis	1,334	1,148

Interest income adjusted to fully taxable equivalent basis	51,758	51,606
Interest expense	14,279	19,909

Net interest income adjusted to fully taxable equivalent basis	$37,479	$31,697

Average Balance Sheet and Net Interest Income Analysis

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$3,534.1	$46.9	5.38%	$2,828.8	$47.5	6.75%
Securities/other (1)	446.2	4.9	4.47%	369.5	4.1	4.52%

Total interest-earning assets	3,980.3	51.8	5.27%	3,198.3	51.6	6.49%
Noninterest-earning assets	379.9			209.4

TOTAL	$4,360.2			$3,407.7

Liabilities And Shareholders’ Equity

NOW/money market/savings	$1,302.9	$1.5	0.45%	$1,214.4	$5.7	1.88%
Time deposits	1,353.7	9.6	2.89%	927.2	9.6	4.17%
Borrowed funds < 1 year	245.8	0.2	0.40%	199.5	1.4	2.84%
Borrowed funds > 1 year	258.6	3.0	4.63%	243.1	3.2	5.34%

Total interest-bearing liabilities	3,161.0	14.3	1.83%	2,584.2	19.9	3.10%
Noninterest-bearing liabilities:
Demand deposits	595.1			437.7
Shareholders’ equity/other	604.1			385.8

TOTAL	$4,360.2			$3,407.7

Net yield on interest-earning assets			3.82%			3.99%

Net Interest Income		$37.5			$31.7

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2009 Compared to March 31, 2008 Increase (Decrease)(1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans(2)	$861	$(92)	$769
Securities/other(2)	11,832	(12,449)	(617)

Total interest-earning assets	12,693	(12,541)	152

Interest paid on:
NOW/money market/savings	412	(4,631)	(4,219)
Time deposits	4,421	(4,396)	25
Borrowed funds < 1 year	327	(1,494)	(1,167)
Borrowed funds > 1 year	206	(475)	(269)

Total interest-bearing liabilities	5,366	(10,996)	(5,630)

Change in net interest income	$7,327	$(1,545)	$5,782

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2009 and 2008.

Provision for Loan Losses

The provision for loan losses was $21.4 million for the first three months of 2009 and $1.3 million for the same period of 2008. The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes within the allowance for loan loss model are directionally consistent with the increase in nonperforming loans, loan charge-off levels and impact of the aforementioned troubled commercial loan relationships during the first three months of 2009.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. During the first quarter, S&T had an increase in delinquencies and nonperforming loan levels, primarily due to the aforementioned commercial credits and overall slowdown in the economy that is affecting all segments of the loan portfolio. Also affecting the amount of the allowance for loan losses, and resulting provision, are increases in several qualitative risk factors within the loan loss reserve model based on observations regarding both economic conditions and changes in overall asset quality. For the first three months of 2009, net loan charge-offs were $4.2 million compared to net loan recoveries of $0.1 million for the first three months of 2008. The most significant net charge-offs in 2009 were a $2.7 million charge-off for a $3.5 million loan on a mixed use commercial property that lost a major tenant and $1.1 million charge-off for a $2.4 million office building that was foreclosed and sold during the first quarter of 2009.

Noninterest Income

Noninterest income, excluding security (losses) gains, increased $1.4 million or 15 percent, to $10.3 million in the first three months of 2009 as compared to the same 2008 period. Increases included $0.6 million or 27 percent in service charges on deposit accounts, a $0.7 million in mortgage banking fees and $0.4 million or 19 percent in other noninterest income, offset by decreases of $0.1 million or 7 percent in insurance commissions, $0.1 million or 6 percent in wealth management fees and $0.1 million or 30 percent in letter of credit fees. The increase of $0.6 million or 27 percent in service charges on deposit fees is primarily related to the increased customer base resulting from the IBT acquisition, as well as the organic expansion of demand deposit accounts. The increase of $0.7 million in mortgage banking fees is a result of record performances in mortgage banking activities during the first quarter of 2009. The increase of $0.4 million in other noninterest income is primarily related to increased debit and credit card revenues as a result of an increased customer base from the IBT acquisition, as well as the organic expansion of demand deposit accounts. Offsetting these increases are decreases of $0.1 million in insurance commissions and $0.1 million in wealth management fees and are primarily attributable to current market conditions for these lines of business. The decrease of $0.1 million in letter of credit fees is attributable to changing customer preferences for this type of product.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

S&T recognized $1.2 million of losses on available for sale securities in the first three months of 2009 as compared to $0.6 million of gains in the same period of 2008. The investment security losses for the first quarter of 2009 are other-than-temporary impairment charges on two bank equity holdings totaling $1.3 million in accordance with FSP 115-1 and FASB No. 124-1.

Noninterest Expense

Noninterest expense increased by $7.5 million or 42 percent during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Salaries and employee benefit expense increased $1.6 million or 16 percent primarily attributable to the addition of 159 full-time equivalent staff, primarily due to the addition of IBT retained staff, normal year-end merit increases and increased pension expenses as a result of market declines in the portfolio and the addition of IBT retained staff. Salaries and employee benefits were positively affected by reduced accruals for incentives in anticipation of decreased earnings performance for 2009 as well as a reduction in employee stock appreciation rights valuation expense resulting from a decrease in S&T stock market value. Occupancy, furniture and equipment expense increased $0.4 million or 16 percent during the first three months of 2009 as compared to the same period 2008, as a result of the net acquisition of eight new branches with the IBT acquisition. Other tax expense increased $0.2 million or 25 percent primarily as a result of increased Pennsylvania shares tax due to the IBT acquisition. Data processing expense increased $0.4 million or 37 percent as compared to the same period in 2008 as a result of changes in data communication processes and an increased customer base as a result of the IBT acquisition. Amortization of intangibles increased $1.0 million due to the IBT acquisition. FDIC assessment increased by $1.9 million due to the increased premium ratio, a higher deposit base and a change in accrual methodology during the first quarter of 2009 and other noninterest expense increased $2.0 million or 73 percent during the first three months of 2009 and is primarily attributable to a $0.5 increase in the amortization and impairment for affordable housing limited partnerships, a $0.6 million increase in consulting, legal and loan collection expenses primarily associated with troubled loans, a $0.3 million accrual for litigation settlement as well as $0.6 million overall increases in infrastructure expenses as a result of the IBT acquisition.

S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 53 percent for the three months ended March 31, 2009 and 44 percent for the same period of 2008.

Federal Income Taxes

Federal income tax expense decreased $5.8 million in the first three months of 2009 as compared to the same period 2008 due to the net loss incurred in the first quarter of 2009. Federal income tax expense for the period ended March 31, 2009, was $0.2 million and is comprised of a tax provision of ($0.4) million related to the first quarter loss and a $0.6 million charge related to discrete items of tax recorded in the quarter. These discrete items were comprised of an amortization adjustment relating to the IBT acquisition, interest and penalties on a settled IRS examination and an increase in unrecognized tax benefits.

The annual effective tax rate for the first three months of 2009 applied to pretax income/loss was 26 percent and 29 percent in the same period of 2008, which is less than the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects.

Critical Accounting Policies and Judgments

S&T’s consolidated financial statements are prepared based upon the application of certain critical accounting policies affecting accounts such as: securities, income taxes, joint ventures, allowance for loan losses, mortgage servicing rights valuations and goodwill and other intangibles. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect S&T’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on S&T’s future financial condition and results of operations. S&T’s critical accounting policies are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in S&T’s 2008 Annual Report on Form 10-K, as filed with the SEC on February 27, 2009. There have been no material changes in S&T’s critical accounting policies since December 31, 2008.

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

Future Factors include:

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	credit losses;

•	sources of liquidity;

•	legislation affecting the financial services industry as a whole, and/or S&T and its subsidiaries individually or collectively;

•	regulatory supervision and oversight, including required capital levels;

•	increasing price and product/service competition by competitors, including new entrants;

•	rapid technological developments and changes;

•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;

•	the mix of products/services;

•	containing costs and expenses;

•	governmental and public policy changes, including environmental regulations;

•	reliance on large customers;

•	technological, implementation and cost/financial risks in large, multi-year contracts;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing;

•	financial resources in the amounts, at the times and on the terms required to support our future businesses;

•	changes in the local economy in western-Pennsylvania area;

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

•	managing our internal growth and acquisitions;

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in among other things, a reduced demand for credit and other services; and

•

a decline in market capitalization to common book value would warrant further analysis of the carrying value of goodwill, which could result in an adjustment to its carrying value resulting in a charge to net income.

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

ALCO monitors and manages interest-rate sensitivity through gap, rate shock analysis and simulations in order to avoid unacceptable earnings fluctuations due to interest rate changes. S&T’s gap model includes certain management assumptions based upon past experience and the expected behavior of customers. The assumptions include principal prepayments for fixed rate loans, mortgage-backed securities and collateralized mortgage obligations, and classifying the demand, savings and money market balances by degree of interest-rate sensitivity. The gap and cumulative gap represent the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of March 31, 2009.

(dollars in thousands)	Interest Rate Sensitivity March 31, 2009
GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
Repricing Assets:
Cash/Due From Banks	$—	$—	$—	$63,578
Securities	122,888	68,204	71,785	143,500
Other Investments	23,542	—	—	—
Net Loans	1,650,862	306,996	470,965	1,030,185
Other Assets	—	—	—	362,035

Total	1,797,292	375,200	542,750	1,599,298

Repricing Liabilities:
Demand	—	—	—	625,325
NOW	28,952	28,952	57,903	115,807
Money Market	256,005	—	—	—
Savings	580,293	28,071	56,142	112,282
Certificates	720,107	138,161	182,438	313,759
Repos & Short-term Borrowings	225,898	—	—	—
Long-term Borrowings	114,239	50,531	25,702	41,810
Other Liabilities/Equity	—	—	—	612,163

Total	1,925,494	245,715	322,185	1,821,146
Gap	(128,202)	129,485	220,565	(221,848)

Cumulative GAP	$(128,202)	$1,283	$221,848	$—

Rate Sensitive Assets/Rate Sensitive Liabilities	March 31, 2009	December 31,2008
Cumulative 6 months	0.93	0.87
Cumulative 12 months	1.00	0.92

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

S&T’s one-year repricing gap position at March 31, 2009 indicates a neutral rate sensitivity position. This means that asset and liability repricing volume is evenly matched during the measured time frames. Theoretically, this means that a change in interest rates in either direction would not materially impact our interest rate spreads, net interest income or operating income.

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

The results in the +/-300 basis point shock scenarios are not consistent with a neutral rate sensitive gap position, which would indicate a change in interest rates would not increase or decrease net interest income. The inconsistency is mainly due to non-maturity deposit assumptions, optionality, and reprice timing. The table below shows the percent change to pretax net interest income with a rate shock of +/- 300 basis points.

Percent Change to Pretax Net Interest Income	Immediate Change in Rates
	+300 bps	-300 bps
March 31, 2009	3.01%	(1.22)%
December 31, 2008	(0.72)%	0.73%

When comparing March 2009 to December 2008, the impact on pretax net interest income in the +300 basis point rate shock scenario improved. This improvement is mainly attributed to a decrease in short term variable rate borrowings. The decrease in short term variable rate borrowings is due to participation in the Capital Purchase Program and a decline in asset volume.

When comparing March 2009 to December 2008, the impact on pretax net interest income in the -300 basis point rate shock scenario decreased. The decrease is a result of a reduction in short term variable rate borrowings due to participation in the Capital Purchase Program and core deposit rates that are closer to their floors.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting There were no changes in S&T’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

Risk factors are presented in Item 1A of S&T’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 27, 2009. Management believes that there have been no material changes in S&T’s risk factors since December 31, 2008.

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

Exhibit 4.1

Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Filed as Exhibit 4.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 20, 2009 and incorporated herein by reference.

Exhibit 4.2

Warrant for Purchase of Shares of Common Stock of S&T Bancorp, Inc., dated January 16, 2009 issued to the United States Department of the Treasury. Filed as Exhibit 4.2 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 20, 2009 and incorporated herein by reference.

Exhibit 10.1

Letter Agreement, dated January 16, 2009, between S&T Bancorp, Inc. and the United States Department of the Treasury with respect to the issuance and sale of the Series A Preferred Stock and the Warrant. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 20, 2009 and incorporated herein by reference.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 6.	Exhibits - continued

Exhibit 10.2

Form of Waiver of Senior Executive Officers. Filed as Exhibit 10.2 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 20, 2009 and incorporated herein by reference.

Exhibit 10.3

Form of Letter Agreement by and between the Senior Executive Officers and S&T Bancorp, Inc. Filed as Exhibit 10.3 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 20, 2009 and incorporated herein by reference.

Exhibit 10.4

Dividend Reinvestment and Stock Purchase Plan of S&T Bancorp, Inc. Filed as Exhibit 4.2 to Form S-3 Registration Statement (No. 333-156555) dated January 2, 2009 and incorporated here by reference. Filed as Exhibit 4.2 to S&T Bancorp, Inc. on Form S-8 filed on January 2, 2009 and incorporated herein by reference.

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

S&T Bancorp, Inc. (Registrant)

Date: May 8, 2009	/s/ Wendy S. Bell
Wendy S. Bell
Chief Accounting Officer