Form 10-Q
period 2009-06-30
S&T BANCORP INC
filed 2009-08-06
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Common Stock, $2.50 Par Value - 27,654,530 shares as of July 24, 2009

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share data)	June 30, 2009	December 31, 2008
ASSETS

Cash and due from banks	$65,150	$69,780

Securities available for sale	385,469	452,713

Other investments	23,542	23,542

Loans held for sale	9,283	737

Portfolio loans, net of allowance for loan losses of $57,875 at June 30, 2009 and $42,689 at December 31, 2008	3,392,613	3,525,290

Premises and equipment, net	42,715	45,304

Goodwill	163,933	163,546

Other intangibles, net	10,520	11,713

Bank owned life insurance	52,073	51,254

Other assets	98,578	94,489

Total Assets	$4,243,876	$4,438,368

LIABILITIES

Deposits:

Noninterest-bearing demand	$629,967	$600,282

Interest-bearing demand	232,183	229,229

Money market	192,673	283,290

Savings	745,717	821,805

Time deposits	1,355,312	1,293,810

Total Deposits	3,155,852	3,228,416

Securities sold under repurchase agreements and federal funds purchased	96,613	113,419

Short-term borrowings	195,150	308,475

Long-term borrowings	116,409	180,331

Junior subordinated debt	90,619	90,619

Other liabilities	56,139	68,414

Total Liabilities	3,710,782	3,989,674

SHAREHOLDERS’ EQUITY

Preferred stock, (without par value) Authorized – 10,000,000 shares in 2009 and 2008 Issued – 108,676 shares in 2009 and none in 2008	104,998	—

Common stock ($2.50 par value) Authorized – 50,000,000 shares in 2009 and 2008 Issued – 29,714,038 shares in 2009 and 2008	74,285	74,285

Additional paid-in capital	47,229	43,327

Retained earnings	376,569	402,608

Accumulated other comprehensive loss	(13,044)	(13,986)

Treasury stock (2,059,508 shares at June 30, 2009 and 2,081,110 shares at December 31, 2008, at cost)	(56,943)	(57,540)

Total Shareholders’ Equity	533,094	448,694

Total Liabilities and Shareholders’ Equity	$4,243,876	$4,438,368

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$45,212	$46,520	$91,336	$93,321
Deposits with banks and federal funds sold	—	—	1	1
Investment securities:
Taxable	2,908	2,781	6,007	5,407
Tax-exempt	931	746	1,955	1,389
Dividends	175	386	351	773

Total Interest Income	49,226	50,433	99,650	100,891
INTEREST EXPENSE
Deposits	9,815	11,929	20,896	27,203
Securities sold under repurchase agreements and federal funds purchased	46	367	94	835
Short-term borrowings	178	1,061	373	2,003
Long-term borrowings and junior subordinated debt securities	2,638	3,434	5,593	6,659

Total Interest Expense	12,677	16,791	26,956	36,700

NET INTEREST INCOME	36,549	33,642	72,694	64,191
Provision for loan losses	32,184	(118)	53,573	1,161

Net Interest Income After Provision for Loan Losses	4,365	33,760	19,121	63,030
NONINTEREST INCOME
Security losses, net	(1,296)	(1,829)	(2,542)	(1,218)
Service charges on deposit accounts	3,232	2,754	6,288	5,156
Wealth management fees	1,912	1,907	3,655	3,769
Letter of credit fees	456	521	773	974
Insurance fees	1,985	2,042	3,847	4,039
Mortgage banking	1,148	218	1,792	192
Other	3,020	2,361	5,660	4,572

Total Noninterest Income	10,457	7,974	19,473	17,484
NONINTEREST EXPENSE
Salaries and employee benefits	12,698	10,514	24,353	20,574
Occupancy, net	1,603	1,536	3,482	3,236
Furniture and equipment	1,421	1,100	2,624	2,060
Other taxes	984	788	1,801	1,442
Data processing	1,542	1,668	3,010	2,739
Marketing	776	971	1,535	1,662
Amortization of intangibles	589	231	1,195	297
FDIC assessment	3,447	74	5,388	149
Other	9,702	5,502	14,812	8,180

Total Noninterest Expense	32,762	22,384	58,200	40,339

(Loss) Income Before Taxes	(17,940)	19,350	(19,606)	40,175
(Benefit) Provision for Income Taxes	(9,284)	5,489	(9,108)	11,458

Net (Loss) Income	(8,656)	13,861	(10,498)	28,717
Preferred dividends and amortization of discount	1,541	—	2,824	—

Net (Loss) Income Available to Common Shareholders	$(10,197)	$13,861	$(13,322)	$28,717

Earnings per common share:
Net (Loss) Income – Basic	$(0.37)	$0.55	$(0.48)	$1.15
Net (Loss) Income – Diluted	(0.37)	0.54	(0.48)	1.14
Dividends declared per common share	0.15	0.31	0.46	0.62
Average Common Shares Outstanding – Basic	27,611	25,322	27,608	24,929
Average Common Shares Outstanding – Diluted	27,611	25,504	27,608	25,092

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share and per share data)	Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2008		$-	$74,285	$27,502	$375,654	$2,900	$(142,781)	$337,560

Net income for six months ended June 30, 2008	$28,717				28,717			28,717

Other comprehensive income, net of tax

Change in unrealized losses on securities of $9,930 net of reclassification adjustment for gains included in net income of $(1,218) and tax provision of $(3,048).	(5,664)					(5,664)		(5,664)

Change pension obligation	9					9		9

Comprehensive Income	$23,062

Cash dividends declared on common stock ($0.62 per share)					(16,138)			(16,138)

Treasury stock issued for stock options exercised (105,797 shares)				(1,193)			2,926	1,733

Recognition of restricted stock compensation expense				190				190

Tax benefit from nonstatutory stock options exercised				150				150

Recognition of nonstatutory stock option compensation expense				227				227

Treasury stock issued in acquisition (2,751,749 shares)				15,602			76,113	91,715

Balance at June 30, 2008		$—	$74,285	$42,478	$388,233	$(2,755)	$(63,742)	$438,499

Balance at January 1, 2009		$—	$74,285	$43,327	$402,608	$(13,986)	$(57,540)	$448,694

Net loss for six months ended June 30, 2009	$(10,498)				(10,498)			(10,498)

Other comprehensive income, net of tax

Change in unrealized gains on securities of $(1,859) net of reclassification adjustment for losses included in net loss of $2,542 and tax provision of $(239).	444					444		444

Change in pension obligation	498					498		498

Comprehensive Income	$(9,556)

Preferred dividends and amortization of discount		334			(2,824)			(2,490)

Cash dividends declared on common stock ($0.46 per share)					(12,717)			(12,717)

Treasury stock issued for stock options exercised (21,602 shares)				(569)			597	28

Recognition of restricted stock compensation expense				228				228

Tax benefit from nonstatutory stock options exercised				4				4

Recognition of nonstatutory stock option compensation expense				227				227

Issuance of preferred stock (1)		104,664						104,664

Warrant for common stock issuance (1)				4,012				4,012

Balance at June 30, 2009		$104,998	$74,285	$47,229	$376,569	$(13,044)	$(56,943)	$533,094

See Notes to Condensed Consolidated Financial Statements

(1)	The preferred stock issued to the U.S. Treasury in the amount of $104,664 is presented net of a discount of $4,012.

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2009	2008
Operating Activities
Net (Loss) Income	$(10,498)	$28,717
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	53,573	1,161
Provision for unfunded loan commitments	3,306	1,259
Depreciation and amortization	3,342	2,140
Net amortization of investment security premiums	511	313
Recognition of stock-based compensation (benefit) expense	(238)	533
Security losses, net	2,542	1,218
Deferred income taxes	(9,036)	(3,349)
Tax benefits from stock-based compensation	(4)	(150)
Mortgage loans originated for sale	(95,467)	(11,699)
Proceeds from the sale of loans	86,921	10,896
Gain on the sale of loans, net	(440)	(63)
Decrease (increase) in interest receivable	4,036	(2,257)
(Decrease) increase in interest payable	(1,037)	1,630
Decrease in other assets	256	4,508
Decrease in other liabilities	(9,362)	(3,783)

Net Cash Provided by Operating Activities	28,405	31,074
Investing Activities
Net increase of interest-earning deposits with banks	(15)	(3)
Proceeds from maturities of securities available for sale	122,838	26,335
Proceeds from sales of securities available for sale	2,075	141,583
Purchases of securities available for sale	(60,038)	(12,062)
Net decrease (increase) in loans	78,660	(180,708)
Purchases of premises and equipment	(1,320)	(2,539)
Proceeds from the sale of premises and equipment	1,597	—
Payment for purchase of IBT, net of cash acquired	—	(68,052)

Net Cash Provided by (Used in) Investing Activities	143,797	(95,446)
Financing Activities
Net decrease in core deposits	(134,065)	(76,733)
Net increase (decrease) in time deposits	61,501	(4,134)
Net (decrease) increase in short-term borrowings	(113,325)	195,000
Net decrease in securities sold under repurchase agreements and federal funds purchased	(16,806)	(6,550)
Proceeds from long-term borrowings	—	4,397
Repayments of long-term borrowings	(63,922)	(71,852)
Proceeds from junior subordinated debt securities	—	64,888
Proceeds from issuance of preferred stock and warrants	108,676	—
Treasury stock issued for stock option exercised	28	1,733
Preferred dividends paid	(1,797)	—
Cash dividends paid to shareholders	(17,126)	(15,252)
Tax benefits from stock-based compensation	4	(3)

Net Cash (Used in) provided by Financing Activities	(176,832)	91,494
(Decrease) Increase in Cash and Cash Equivalents	(4,630)	27,122
Cash and Cash Equivalents at Beginning of Period	69,780	74,879

Cash and Cash Equivalents at End of Period	$65,150	$102,001

Non Cash Activities
Transfers to other real estate owned and repossessed assets	$1,851	$1,621

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of S&T Bancorp, Inc. and subsidiaries (“S&T”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. S&T operates within one business segment, community banking, providing a full range of services to individual and corporate customers. The condensed consolidated balance sheet as of December 31, 2008 has been extracted from the audited financial statements included in S&T’s 2008 annual report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009.

The financial statements of S&T have been prepared in accordance with GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods. Actual results could differ from those estimates.

The condensed consolidated financial statements include the accounts of S&T and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments of 20 percent – 50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting.

For the six month periods ended June 30, 2009 and 2008, interest paid was $17,388,000 and $38,900,000, respectively. Income taxes paid during the first six months of 2009 were $5,338,000 compared to $14,212,000 for the same period of 2008.

NOTE B - NET INCOME PER SHARE

Earnings per common share is calculated after recognition of preferred stock dividends and accretion. S&T’s basic net income per common share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per common share, net income, which is net of preferred dividends and accretion, is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. S&T’s common stock equivalents consist of outstanding stock options, restricted stock and warrants. Excluded from the calculation were anti-dilutive stock options of 1,188,000 and 553,000 shares for the six months ended June 30, 2009 and 2008, respectively.

A reconciliation of the weighted average shares outstanding used to calculate basic net (loss) income per share and diluted net (loss) income per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average shares outstanding (basic)	27,611,493	25,322,035	27,608,454	24,928,929
Impact of common stock equivalents	—	181,885	—	163,273

Weighted average shares outstanding (diluted)	27,611,493	25,503,920	27,608,454	25,092,202

NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” SFAS No. 141R and No. 160 require most identifiable assets, liabilities, noncontrolling interest, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141R and No. 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141R will be applied to all business entities and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the December 15, 2008 effective date. The adoption of SFAS No. 141R and No. 160 did not have a significant impact on S&T’s consolidated financial position and results of operations.

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

In June 2008, FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting. Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earning per share data. The adoption of FSP EITF 03-6-1 did not have a significant impact on S&T’s consolidated results of operations or earnings per share.

In April 2009, FASB issued FSP FAS No. 107-1, “Interim Disclosures About Fair Value of Financial Instruments” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP in the second quarter of 2009 did not have a significant impact on S&T’s consolidated results of operations or financial position.

In April 2009, FASB issued FSP No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. This FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, this FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP in the second quarter of 2009 did not have a significant impact on S&T’s consolidated results of operations or financial position.

In April 2009, FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 “Fair Value Measurement” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and should be applied prospectively. The adoption of this FSP in the second quarter of 2009 did not have a significant impact on S&T’s consolidated financial condition or results of operations.

In May of 2009, FASB issued SFAS No. 165, “Subsequent Events” which establishes principles and requirements for subsequent events. This statement requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 in the second quarter of 2009 did not have a significant impact on the consolidated results of operations or financial position.

In June of 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” which amends SFAS No. 140. “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement eliminates the qualifying special-purpose entities (“QSPEs”) concept and associated guidance that had been a significant source of complexity, creates more stringent conditions for reporting a transfer of a portion of financial asset as a sale, clarifies other sale accounting criteria

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective as of the beginning of the first annual and interim reporting period that begins after November 15, 2009. S&T does not anticipate that the adoption of SFAS No. 166 will have a significant impact on S&T’s consolidated financial condition or results of operations.

In June of 2009, FASB issued SFAS No. 167, “Amendments of FASB Interpretation No. 46(R)” which amends FIN 46(R) to require former QSPEs to be evaluated for consolidation and also changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary and requires companies to more frequently reassess whether they must consolidate VIEs. SFAS No. 166 is effective as of the beginning of the first annual and interim reporting period that begins after November 15, 2009. S&T does not anticipate that the adoption of SFAS No. 167 will have a significant impact on S&T’s consolidated financial condition or results of operations.

In July of 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”. The codification will become the exclusive authoritative reference for U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009. S&T does not anticipate that the adoption of SFAS No. 168 will have a significant impact on S&T’s consolidated financial condition or results of operations.

In December of 2008, FASB issued FSP No. 132(R), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires more disclosure about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair value measurements and the fair value techniques and inputs used to measure plan assets. FSP No. 132(R) is effective for annual periods ending after December 15, 2009. S&T does not anticipate that the adoption of SFAS No. 167 will have a significant impact on S&T’s consolidated financial condition or results of operations.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of IBT.

(dollars in thousands)	June 6, 2008 Unaudited
Assets
Cash and cash equivalents	$17,066
Securities	253,347
Other investments	5,856
Loans, net of allowance of $5,420	484,643
Premises and other equipment	7,310
Goodwill and other intangibles	123,846
Other assets	24,336

Total assets acquired	$916,404

Liabilities
Deposits	$573,601
Borrowings	160,316
Other liabilities	5,869

Total liabilities assumed	739,786

Net assets acquired	$176,618

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

Presented below is certain unaudited pro forma information for the six months ended June 30, 2008, as if IBT had been acquired on January 1, 2008. These results combine the historical results of IBT for the period from January 1, 2008 to June 6, 2008 with the results of S&T. The results of IBT exclude certain non-recurring merger related expenses (including contract buy-outs $5,183,000; change-in-control payments, $1,014,000; and legal and consulting expense of $2,200,000). These pro forma results which include certain adjustments for the estimated impact of purchase accounting adjustments, are not necessarily indicative of what results would have been had the acquisition taken place on the indicated dates. Revenue is the sum of net interest income (total interest income less total interest expense) plus noninterest income, excluding security losses.

(dollars in thousands, except per share data)	Six Months Ended June 30, 2008
Revenue	$94,437
Net income	31,302
Net income available to common shareholders	31,302
Basic EPS	$1.15
Diluted EPS	$1.14

NOTE E - FAIR VALUES OF FINANCIAL INSTRUMENTS

S&T utilizes quoted fair values, where available, to assign fair value to its financial instruments. In cases where quoted fair values were not available, S&T uses present value methods to estimate the fair value of its financial instruments. These estimates of fair value are significantly affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange.

The following methods and assumptions were used by S&T in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents and Other Short-term Assets

The carrying amounts reported in the condensed consolidated balance sheets for cash and due from banks, interest-earning deposits with banks and federal funds sold approximate those assets fair values.

Securities

Fair values for investment securities and securities available for sale are based on quoted market prices.

Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers as adjusted for net credit losses and the loss of interest income from nonaccrual loans. The carrying amount of accrued interest approximates its fair value.

Trading Assets

When available, S&T uses quoted market prices to determine the fair value of trading assets which is invested in two readily quoted mutual funds.

Mortgage Servicing Rights

The fair value of the Mortgage Servicing Rights (“MSRs”) are estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

Derivative Financial Instruments

S&T has certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which S&T enters into an interest-rate swap with a customer while at the same time entering into an offsetting interest-rate swap with another financial institution. In connection with each transaction, S&T agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed rate. At the same time, S&T agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows S&T to provide long-term fixed rate financing to the customer while retaining a variable rate asset on the balance sheet. Because S&T has two offsetting swaps, changes in the fair value of the underlying derivative contracts largely offset each other and do not materially impact S&T’s results of operations. These interest rate swaps are marked to market on a quarterly basis after considerations of counterparty and S&T credit risk and collateral.

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

S&T periodically utilizes interest rate swap contracts for asset and liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. The notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Interest-rate swaps are contracts in which a series of interest-rate flows (fixed and floating) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged. As of June 30, 2009, S&T is not utilizing interest rate swap contracts for non-customer positions.

Deposits

The fair values disclosed for demand deposits (e.g., noninterest and interest-bearing demand, money market and savings accounts) are, by definition, equal to the amount payable on demand. The carrying amounts for variable-rate, fixed-term, and certificates of deposit approximate their fair value at quarter-end. Fair values for fixed-rate certificates of deposit and other time deposits are based on the discounted value of contractual cash flows, using interest rates currently offered for deposits of similar remaining maturities.

Short-term Borrowings and Other Borrowed Funds

The carrying amounts of federal funds purchased, securities sold under repurchase agreements and other borrowings approximate their fair values.

Long-term Borrowings

The fair values disclosed for long-term borrowings are estimated using current interest rates for long-term borrowings of similar remaining maturities and adjusted for any related credit factors.

For the variable-rate junior subordinated debt securities that reprice quarterly, fair values are based on carrying values. For the fixed rate junior subordinated debt securities, the fair values disclosed are estimated using current rates for junior subordinated debt securities of similar remaining maturities and adjusted for any related credit factors.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

Junior Subordinated Debt Securities

For the variable-rate junior subordinated debt securities that reprice quarterly, fair values are based on carrying values. For the fixed rate junior subordinated debt securities, the fair values disclosed are estimated using current rates for junior subordinated debt securities of similar remaining maturities and adjusted for any related credit factors.

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

The following table indicates the estimated fair value of S&T’s financial instruments as of :

	June 30, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
(dollars in thousands)
ASSETS
Cash and due from banks	$65,150	$65,150	$69,780	$69,780
Securities available for sale	385,469	385,469	452,713	452,713
Other investments	23,542	23,542	23,542	23,542
Gross loans	3,428,712	3,459,771	3,603,545	3,568,716
Trading account assets	2,436	2,436	2,268	2,268
Mortgage servicing rights	1,588	1,588	832	832
Interest-rate swaps	13,890	13,890	25,077	25,077
Forward sale contracts	123	123	—	—
Interest rate lock commitments	259	259	120	120

LIABILITIES
Deposits	$3,168,468	$3,155,852	$3,249,219	$3,228,416
Securities sold under repurchase agreements & federal funds purchased	96,613	96,613	113,419	113,419
Short-term borrowings	195,150	195,150	308,475	308,475
Long-term borrowings	119,943	116,409	186,152	180,331
Junior subordinated debt securities	92,523	90,619	92,925	90,619
Interest-rate swaps	13,683	13,683	24,979	24,979
Forward sale contracts	—	—	49	49

Additional fair value disclosure is presented in Note F.

NOTE F - FAIR VALUE

Effective January 1, 2008, S&T adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. FSP FAS No. 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008 and interim periods with those years. For companies with calendar year ends that have not previously applied the provisions of SFAS No. 157 to nonrecurring fair value measurements of nonfinancial items based on the deferral in FSP FAS No. 157-2, the application of SFAS No. 157 to those measurements was required beginning in the first quarter of 2009.

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

Investments

The investments category includes available for sale debt and equity securities, whose fair value is determined using the following methodology:

Debt Securities – S&T obtains fair values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. The majority of the market evaluation sources includes observable inputs rather than “significant unobservable inputs” and therefore falls into the Level 2 category.

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

Mortgage Servicing Rights

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

These MSRs, which totaled $1,588,000 as of June 30, 2009, are classified as part of other assets on S&T’s Condensed Consolidated Balance Sheet. Changes in fair value for MSRs are recorded in mortgage banking in S&T’s Condensed Consolidated Statement of Income. MSRs are classified as Level 3 because the valuation model includes significant unobservable inputs.

Derivative Financial Instruments

S&T has certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which S&T enters into an interest-rate swap with a customer while at the same time entering into an offsetting interest-rate swap with another financial institution. In connection with each transaction, S&T agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed rate. At the same time, S&T agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows S&T to provide long-term fixed rate financing to the customer while retaining a variable rate asset on the balance sheet. Because S&T has two offsetting swaps, changes in the fair value of the underlying derivative contracts largely offset each other and do not materially impact S&T’s results of operations. These interest rate swaps are marked to market on a quarterly basis after considerations of counterparty and S&T credit risk and collateral. Because the estimated fair value includes certain observable inputs, it is considered a Level 2 fair value.

S&T also offers rate lock commitments to potential borrowers for residential mortgage loans. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. In addition, S&T can encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. S&T may utilize forward sales contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The rate lock is executed by S&T for the benefit of the mortgagee, and in turn a forward sales contract is executed between S&T and the investor. Both the rate lock commitment and the corresponding forward sales contract for each customer are considered derivatives. The mortgagee typically has the option to not exercise the mortgage commitment, however, S&T is contractually obligated on both the commitment for the mortgage and the future sales contract. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income on the consolidated statements of income. These rate lock commitments and the corresponding forward sales contracts are marked to market on a quarterly basis. Because the estimated fair value includes certain observable inputs, it is considered a Level 2 fair value.

S&T periodically utilizes interest rate swap contracts for asset and liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. The notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid,

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

if any. Interest-rate swaps are contracts in which a series of interest-rate flows (fixed and floating) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged. As of June 30, 2009, S&T is not utilizing interest rate swap contracts for non-customer positions.

Items Measured at Fair Value on a Recurring Basis

The following table presents S&T’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at June 30, 2009 and December 31, 2008.

June 30, 2009

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$133,063	$—	$133,063
Collateralized mortgage obligations of U.S. government corporations and agencies	—	67,847	—	67,847
Mortgage-backed securities of U.S. government corporations and agencies	—	69,958	—	69,958
Obligations of state and political subdivisions	—	100,277	—	100,277
Marketable equity securities	3,167	8,255	1,050	12,472
Other equity securities	1,852	—	—	1,852
Trading account assets	2,436	—	—	2,436
Mortgage servicing rights	—	—	1,588	1,588
Interest rate swaps	—	13,890	—	13,890
Forward sale contracts	—	123	—	123
Interest rate lock commitments	—	259	—	259

Total Assets	$7,455	$393,672	$2,638	$403,765

Liabilities
Interest rate swaps	—	$13,683	—	$13,683

Total Liabilities	—	$13,683	—	$13,683

December 31, 2008

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Obligations of U.S. government corporations and Agencies	$—	$169,251	$—	$169,251
Collateralized mortgage obligations of U.S. government corporations and agencies	—	63,900	—	63,900
Mortgage-backed securities of U.S. government corporations and agencies	—	78,952	—	78,952
Obligations of state and political subdivisions	—	122,478	—	122,478
Other debt securities	—	25	—	25
Marketable equity securities	5,175	8,693	1,050	14,918
Other equity securities	3,189	—	—	3,189
Trading account assets	2,268	—	—	2,268
Mortgage servicing rights	—	—	832	832
Interest rate swaps	—	25,077	—	25,077
Interest rate lock commitments	—	120	—	120

Total Assets	$10,632	$468,496	$1,882	$481,010

Liabilities
Interest rate swaps	—	$24,979	—	$24,979
Forward sale contracts	—	49	—	49

Total Liabilities	—	$25,028	—	$25,028

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

The following table presents the changes in the Level 3 fair value category for the six-month period ended June 30, 2009 and 2008. S&T classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically relies on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

June 30, 2009

	Beginning Balance at January 1, 2009	Principal Transactions	Gains/(Losses) Realized and Unrealized	Transfers in and or out of Level 3	Ending Balance at June 30, 2009
(dollars in thousands)
Securities available for sale (1)	$1,050	$—	$—	$—	$1,050
Mortgage servicing rights (2)	832	666	90	—	1,588

(1)

Changes in fair value for available for sale investments are recorded in accumulated other comprehensive income, while gains and losses from sales are recorded in net security gains (losses) on the Condensed Consolidated Statements of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in mortgage banking noninterest income on the Condensed Consolidated Statements of Income.

June 30, 2008

	Beginning Balance at January 1, 2008	Principal Transactions	Gains/(Losses) Realized and Unrealized	Transfers in and or out of Level 3	Ending Balance at June 30, 2008
(dollars in thousands)
Securities available for sale (1)	$750	$300	$—	$—	$1,050
Mortgage servicing rights (2)	1,861	(35)	(79)	—	1,747

(1)

Changes in fair value for available for sale investments are recorded in accumulated other comprehensive income, while gains and losses from sales are recorded in net security gains (losses) on the Condensed Consolidated Statements of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in mortgage banking noninterest income on the Condensed Consolidated Statements of Income.

Items Measured at Fair Value on a Nonrecurring Basis

Impaired Loans

A loan is considered to be impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. S&T’s policy for impairment includes a review of commercial and industrial and commercial real estate loans greater than $500,000. Impairment is measured based on the fair value of the underlying collateral.

When the fair value is based on an observable market price or a current appraisal, impaired loans are classified as Level 2. When a current appraisal is not available, or if management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the impaired loans are classified as Level 3. Impaired loans are recorded in portfolio loans in S&T’s Condensed Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table presents S&T’s assets and liabilities that are measured at fair value on a nonrecurring basis by fair value hierarchy level at June 30, 2009 and December 31, 2008.

June 30, 2009

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$61,085	$8,713	$69,798

December 31, 2008

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$39,798	$7,531	$47,329

NOTE G - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

S&T utilizes interest rate swaps for commercial loans. These derivative positions relate to transactions in which S&T enters into an interest-rate swap with a customer while at the same time entering into an offsetting interest-rate swap with another financial institution. In connection with each transaction, S&T agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a same notional amount at a fixed rate. At the same time, S&T agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows S&T’s customer to effectively convert a variable rate loan to a fixed rate.

Pursuant to S&T’s agreements with various derivative dealers, S&T may be required to post collateral based upon mark-to-market positions. Beyond unsecured threshold levels, collateral in the form of securities may also be made available to counterparties of swap transactions from the available for sale investment portfolio when required. Based upon S&T’s current positions and related future collateral requirements relating to them, S&T believes that any affect on its cash flow or liquidity position to be immaterial. Derivatives contain an element of “credit risk” the possibility that S&T will incur a loss because a counterparty, which may be a bank or a customer, fails to meet its contractual obligations. All derivative contracts may be executed only with counterparties approved by S&T’s Asset and Liability Committee (“ALCO”), and only within S&T’s Board of Directors Credit Committee approved credit exposure limits.

Interest Rate Lock Commitments and Forward Sale Contracts

In the normal course of business, S&T sells originated mortgage loans into the secondary mortgage loan market. S&T offers interest rate lock commitments to potential borrowers. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. In addition, S&T can encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. S&T may utilize forward sales contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The rate lock is executed between the mortgagee and S&T and in turn a forward sales contract may be executed between S&T and the investor. Both the rate lock commitment and the corresponding forward sales contract for each customer are considered derivatives pursuant to SFAS No. 133 and do not qualify for hedge accounting. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income on the condensed consolidated statements of income.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Derivatives not designated as hedging instruments Under SFAS No. 133
Interest rate swap contracts – Commercial Loans
Fair value	$13,890	$25,077	$13,683	$24,979
Notional amount	234,779	205,769	234,779	205,769
Collateral posted	—	—	7,874	18,975
Interest rate lock commitments – Mortgage Loans
Fair value	259	120	—	—
Notional amount	17,357	5,457	—	—
Forward sale contracts – Mortgage Loans
Fair value	123	—	—	49
Notional amount	24,029	—	—	3,453

	Amount of Gain or (Loss) Recognized in Income on Derivatives (included in Other Noninterest Income)
(dollars in thousands)	June 30, 2009	June 30, 2008
Derivatives not designated as hedging instruments Under SFAS No. 133
Interest rate swap contracts – Commercial Loans	$110	$(172)
Interest rate lock commitments – Mortgage Loans	100	24
Forward sale contracts – Mortgage Loans	173	2

NOTE H - EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T’s defined benefit plan:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Service cost – benefits earned during the period	$575	$497	$1,150	$965
Interest cost on projected benefit obligation	950	838	1,900	1,649
Expected return on plan assets	(1,074)	(1,327)	(2,148)	(2,623)
Net amortization and deferral	(2)	4	(4)	8
Recognized net actuarial (gain)/loss	319	—	638	—

Net Periodic Pension Expense	$768	$12	$1,536	$(1)

S&T made no contributions to its pension plan in 2008. No contributions are required to be made for 2009.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE I - SECURITIES

The amortized cost and fair value of securities are as follows:

June 30, 2009

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government corporations and agencies	$130,837	$2,274	$(48)	$133,063
Collateralized mortgage obligations of U.S. government corporations and agencies	65,766	2,081	—	67,847
Mortgage-backed securities of U.S. government corporations and agencies	67,408	2,550	—	69,958
Obligations of state and political subdivisions	100,411	1,117	(1,251)	100,277

Debt securities available for sale	364,422	8,022	(1,299)	371,145
Marketable equity securities	15,206	374	(3,108)	12,472
Other securities	1,852	—	—	1,852

Total	$381,480	$8,396	$(4,407)	$385,469

December 31, 2008

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government corporations and agencies	$165,529	$3,722	$—	$169,251
Collateralized mortgage obligations of U.S. government corporations and agencies	62,524	1,376	—	63,900
Mortgage-backed securities of U.S. government corporations and agencies	76,398	2,585	(31)	78,952
Obligations of state and political subdivisions	123,252	510	(1,284)	122,478
Other Securities	25	—	—	25

Debt securities available for sale	427,728	8,193	(1,315)	434,606
Marketable equity securities	18,491	703	(4,276)	14,918
Other securities	3,189	—	—	3,189

Total	$449,408	$8,896	$(5,591)	$452,713

For debt securities classified as available for sale, S&T does not believe any individual unrealized loss as of June 30, 2009 represents an other-than-temporary impairment. S&T performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. S&T management considers the length of time and the extent to which the fair value has been less than cost and the financial condition of the issuer. The unrealized losses on 69 debt securities at June 30, 2009 are attributable to changes in interest rates. The unrealized losses on 23 marketable equity securities at June 30, 2009 are attributable to temporary declines in fair value. S&T does not intend to sell or it is not more likely than not that it will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of its amortized cost.

There were $191,000 and $816,000 in gross realized gains and $2,733,000 and $2,034,000 in gross realized losses for the six months ended June 30, 2009 and 2008, respectively, relative to securities available for sale. S&T recognized other-than-temporary impairments totaling $2,733,000 on five equity securities during the first six months of 2009 and a $1,272,000 of other-than temporary impairment on three equity securities during the first six months ended June 30, 2008, which are included in the gross realized losses. For the three months ended June 30, 2009, S&T recognized an other-than-temporary impairment of $1,471,000 on three equity securities and recognized $1,111,000 on two equity securities for the three months ended June 30, 2008.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables present the age of gross unrealized losses and fair value by investment category:

June 30, 2009

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$20,425	$(48)	$—	$—	$20,425	$(48)
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of state and political subdivisions	20,214	(887)	4,940	(364)	25,154	(1,251)

Debt securities available for sale	40,639	(935)	4,940	(364)	45,579	(1,299)
Marketable equity securities	9,802	(3,108)	—	—	9,802	(3,108)

Total temporarily impaired securities	$50,441	$(4,043)	$4,940	$(364)	$55,381	$(4,407)

December 31, 2008

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations of U.S. government corporations and agencies	$27	$—	$—	$—	$27	$—
Mortgage-backed securities of U.S. government corporations and agencies	5,065	(31)	—	—	5,065	(31)
Obligations of state and political subdivisions	40,760	(1,282)	1,286	(2)	42,046	(1,284)
Other Securities	25	—	—	—	25	—

Debt securities available for sale	45,877	(1,313)	1,286	(2)	47,163	(1,315)
Marketable equity securities	10,671	(4,276)	—	—	10,671	(4,276)

Total temporarily impaired securities	$56,548	$(5,589)	$1,286	$(2)	$57,834	$(5,591)

The amortized cost and estimated fair value of debt securities at June 30, 2009, by estimated maturity, are as set forth in the following table. Mortgage-backed securities and collateralized mortgage obligations, which are not due at a single maturity date, have been allocated over maturity groupings based upon the current estimated average life. The mortgage-backed securities and collateralized mortgage obligations may mature earlier or later than their estimated average lives because of principal repayment optionality.

Available for Sale (dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$123,499	$124,667
Due after one year through five years	217,870	224,109
Due after five years through ten years	22,005	21,331
Due after ten years	1,048	1,038

Total Debt Securities Available for Sale	$364,422	$371,145

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

At June 30, 2009 and December 31, 2008, investment securities with a principal amount of $253,066,000 and $379,477,000, respectively, were pledged to secure repurchase agreements, public funds, trust fund deposits and derivative collateral.

NOTE J - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

(dollars in thousands)	June 30, 2009	December 31, 2008
Real estate – construction	$387,220	$374,925
Real estate – mortgages:
Residential	825,847	846,246
Commercial	1,388,165	1,440,200
Commercial and industrial	766,617	822,543
Consumer	82,639	84,065

Gross Portfolio Loans	3,450,488	3,567,979
Allowance for loan losses	(57,875)	(42,689)

Total Portfolio Loans	3,392,613	3,525,290
Loans held for sale	9,283	737

Total Loans	$3,401,896	$3,526,027

Changes in the allowance for loan losses for the six months ended June 30 were as follows:

(dollars in thousands)	2009	2008
Balance at beginning of year	$42,689	$34,345
Charge-offs	(39,251)	(3,777)
Recoveries	864	1,647

Net charge-offs	(38,387)	(2,130)
Provision for loan losses	53,573	1,161
Acquired loan loss reserve	—	5,420

Balance at end of period	$57,875	$38,796

The principal balances of loans on nonaccrual status were $71,433,000 and $42,466,000 at June 30, 2009 and December 31, 2008, respectively. Assets acquired through foreclosure or repossession, which is included in other assets, was $2,262,000 at June 30, 2009 and $851,000 at December 31, 2008.

S&T attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio. S&T monitors concentrations of credit risk. At June 30, 2009 and December 31, 2008, S&T had no concentrations of credit risk by industry or group. The commercial real estate portfolio comprises $1.8 billion or 51 percent of total loans at June 30, 2009 and December 31, 2008. However, the segmentation of the commercial real estate portfolio has no concentration in excess of 10 percent of total loans. In addition, the commercial real estate portfolio had $352.6 million or 10 percent of total loans to customers outside of western Pennsylvania. Geographic concentrations exist because S&T provides a full range of banking services, including commercial, consumer and mortgage loans to individuals and corporate customers in its ten-county market areas in western Pennsylvania. Management believes underwriting guidelines and ongoing review by loan administration mitigate these risks.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2009 and December 31, 2008:

(dollars in thousands)	June 30, 2009	December 31, 2008
Recorded investment in loans considered to be impaired	$69,798	$47,329
Recorded investment in impaired loans with no related allowance for loan losses	21,490	18,840
Loans considered to be impaired that were on a nonaccrual basis	49,781	27,851
Allowance for loan losses related to loans considered to be impaired	15,021	7,115
Average recorded investment in impaired loans	69,919	34,817
Total interest income per contractual terms on impaired loans	2,232	3,192
Interest income on impaired loans recognized on a cash basis	971	1,788

NOTE K - BORROWINGS

Following is a summary of short-term borrowings at:

(dollars in thousands)	June 30, 2009	December 31, 2008
Securities sold under repurchase agreements	$96,613	$113,419
Federal Home Loan Bank Advances	195,150	308,475

Total	$291,763	$421,894

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

Following is a summary of long-term debt at:

(dollars in thousands)	June 30, 2009	December 31, 2008
Long-term borrowings	$116,409	$180,331
Junior subordinated debt	90,619	90,619

Total	$207,028	$270,950

The purpose of these long-term borrowings is to match-fund selected new loan originations, to mitigate interest-rate sensitivity risk to take advantage of discounted borrowing rates through the FHLB for community investment projects and as a source of regulatory capital as in the case of junior subordinated debt securities. S&T had long-term debt outstanding of $138,309,000 at June 30, 2009 at a fixed rate and $68,719,000 at a variable rate. Long-term borrowings at December 31, 2008 included repurchase agreement borrowings with embedded floors of $50,000,000 and the weighted average rate was 2.53 percent.

NOTE L - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T’s financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement. S&T’s exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $794,077,000, unfunded other loan commitments, comprised of credit card lines and home equity lines, totaled $222,462,000 and obligations under standby letters of credit totaled $160,067,000 at June 30, 2009. S&T’s allowance for

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

lending-related commitments such as unfunded commercial real estate, commercial and industrial term loan commitments and letters of credit totaled $4,629,000 at June 30, 2009 and $1,323,000 at December 31, 2008. The allowance for lending-related commitments is included in other liabilities.

NOTE M - LITIGATION

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. Management does not believe that the outcome of any current proceedings will have a material adverse effect on the consolidated financial position of S&T.

NOTE N - SUBSEQUENT EVENTS

S&T completed a subsequent event review through the issue date of August 7, 2009 of this report. As part of that review, fair values of the securities portfolio were reviewed to evaluate if there were any material declines in fair value. There were no subsequent events determined or material declines in fair value of the securities portfolio since the balance sheet date of June 30, 2009 as concluded in the review.

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

Business Summary

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania and with assets of approximately $4.2 billion at June 30, 2009. S&T provides a full range of financial services through a branch network of 55 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; financial and estate planning; estate and trust administration; investment management; employee benefit services and administration; corporate services and other fiduciary services. S&T’s common stock trades on the Nasdaq Global Select Market under the symbol “STBA”.

Recent turbulence in significant portions of the global financial and real estate markets has adversely impacted our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting the economy in general. During the first half of 2009, S&T’s performance was specifically negatively impacted by sharp increases in delinquencies and nonperforming loan levels and the overall slowdown in the economy that is affecting all segments of the loan portfolio. The area of commercial loans has been and continues to be the subject of considerable management focus and review.

During the first half of 2009, S&T temporarily reduced borrowings since participation in the U. S. Treasury Capital Purchase Program provided increased liquidity pending deployment into loans or debt securities purchases. The decrease in borrowings is also the result of decreased loan demand as consumers and businesses react to the economic slowdown, and maturing investment securities not being replaced as an ALCO strategy to limit the replacement of matured investment securities to mitigate interest rate risk. As a result, total assets at June 30, 2009 were slightly decreased from total assets at December 31, 2008.

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

On January 16, 2009, S&T completed a $108,676,000 capital raise as a participant in the U.S. Treasury Capital Purchase Program. In conjunction with S&T’s participation in the Program, S&T issued to the U.S. Treasury 108,676 shares of S&T’s Series A Preferred Stock, having a liquidation amount per share equal to $1,000 per share, for a total price of $108,676,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5 percent per year for the first five years and thereafter at a rate of 9 percent per year. S&T calculated the fair value of the preferred stock using a discounted cash flow model and a 10% discount rate. The level yield method is used to amortize the discount on the preferred stock over a period of five years. Under changes made to the program by the American Recovery and Reinvestment Act of 2009 (“ARRA”), subject to approval by banking regulatory agencies, S&T can redeem the Series A Preferred Stock, plus any accrued and unpaid dividends, at any time. If S&T only redeems part of the program investment, then it must pay a minimum of 25 percent of the issuance price, or 27,169,000. The Series A Preferred Stock is generally non-voting. Prior to January 16, 2012, unless S&T has redeemed the Series A Preferred Stock or the U.S. Treasury has transferred the Series A Preferred Stock to a third party, the consent of the U.S. Treasury will be required for S&T to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances. In addition, the Series A Preferred Stock issuance includes certain restrictions on executive compensation that could limit the tax deductibility of compensation S&T pays to executive management.

As part of its purchase of the Series A Preferred Stock, the U.S. Treasury received a Warrant to purchase 517,012 shares of S&T’s common stock at an initial per share exercise price of $31.53. The Warrant provides for the adjustment of the exercise price and the number of shares of S&T’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of S&T’s common stock, and upon certain issuances of S&T’s common stock at or below a specified price relative to the initial exercise price. Management engaged an outside expert to calculate the fair value of the common stock warrants issued by S&T on January 16, 2009. The methodology used for deriving fair value was estimated using the binomial pricing model and incorporated assumptions called for by Paragraph 16 and Appendix A of SFAS 123(R). When reviewing the assumptions, the guidance in SEC Staff Accounting Bulletin No. 107 was utilized.

The assumptions used to calculate the fair value of the warrants are summarized below:

Assumption	Value
Contractual Term	10 Years
Exercise Price	$31.53
Fair value of Company Stock	$29.14
Expected Life	10 Years
Risk-free rate over expected life of the warrant	2.36%
Expected Volatility	28.4%
Expected Dividend Yield	3.85%

S&T utilized the average of daily and monthly historical volatility for purposes of this valuation. S&T calculated the fair value of the preferred stock using a discounted cash flow model and a 10 percent discount rate. The level yield method is used to amortize the discount on the preferred stock over a period of five years. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, S&T receives aggregate gross cash proceeds of not less than $108,676,000 from qualified equity offerings announced after October 13, 2008, the number of shares of common stock issuable pursuant to the U.S. Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares. In addition, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

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

On October 14, 2008, pursuant to authority granted under the EES Act, the U.S. Treasury announced the Program whereby U.S. Treasury agreed to purchase senior preferred shares from qualifying U.S. financial institutions. Each participating institution may sell an amount of senior preferred shares ranging from 1.0 percent to 3.0 percent of its September 30, 2008 risk-weighted assets. The preferred shares are generally nonvoting, pay an initial dividend rate of 5.0 percent per year for the first five years increasing to 9.0 percent per year after year five. Under changes made to the program by the ARRA, subject to approval by banking regulatory agencies, S&T can redeem the Series A Preferred Stock, plus any accrued and unpaid dividends, at any time. If S&T only redeems part of the program investment, then it must pay a minimum of 25 percent of the issuance price, or 27,169,000. As part of the consideration for the shares, the U.S. Treasury requires the receipt of Warrants to acquire common stock from the participating institution having an aggregate market price equal to 15.0 percent of the amount of capital invested by the U.S. Treasury in the senior preferred shares, at an exercise price equal to the average trailing 20-trading day market price of the institution’s common stock at the time of issuance. Participating institutions must agree to certain limitations on executive compensation, repurchases of junior preferred or common stock and increases in common stock dividend payments. S&T applied to participate in the Program and was approved to receive $108,676,000 in exchange for the U.S. Treasury purchase of S&T senior preferred stock. The transaction closed on January 16, 2009.

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

Financial Condition

Total assets averaged $4.3 billion in the first six months of 2009 and $4.0 billion for the 2008 full year average. Average loans increased $290.2 million and average securities, other investments and federal funds sold increased $6.6 million in the first six months of 2009 as compared to the 2008 full year average. Average deposits increased $338.8 million and average borrowings decreased $134.9 million during the six months ended June 30, 2009 as compared to the 2008 full year average. S&T acquired $452.3 million in average assets, $147.3 million in average securities, $278.5 million in average loans and $326.0 million in average deposits in the IBT acquisition in June of 2008.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis

	Six Months Ended June 30, 2009			Twelve Months Ended December 31, 2008
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$3,521.0	$92.8	5.31%	$3,230.8	$201.6	6.24%
Securities/other (1)	436.7	9.5	4.39%	430.1	19.7	4.58%

Total interest-earning assets	3,957.7	102.3	5.21%	3,660.9	221.3	6.04%

Noninterest-earning assets	374.4			310.1

TOTAL	$4,332.1			$3,971.0

Liabilities And Shareholders’ Equity

NOW/money market/savings	$1,267.6	$2.6	0.42%	$1,261.5	$14.7	1.17%
Time deposits	1,358.1	18.3	2.71%	1,102.7	37.7	3.41%
Borrowed funds < 1 year	244.5	0.5	0.38%	356.8	6.0	1.69%
Borrowed funds > 1 year	244.2	5.6	4.62%	266.8	13.8	5.17%

Total interest-bearing liabilities	3,114.4	27.0	1.75%	2,987.8	72.2	2.42%

Noninterest-bearing liabilities:
Demand deposits	610.4			533.1
Shareholders’ equity/other	607.3			450.1

TOTAL	$4,332.1			$3,971.0

Net yield on interest-earning assets			3.84%			4.07%

Net Interest Income		$75.3			$149.1

(1)	The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this non-GAAP measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. This non-GAAP measure and is further discussed on page 34.

Lending Activity

Average loans increased $290.2 million to $3.5 billion during the six months ended June 30, 2009 as compared to the 2008 full year average. Changes in the composition of the average loan portfolio included increases of $102.1 million of residential mortgages and home equity loans, $232.5 million of commercial real estate loans, $2.5 million of consumer loans, offset by a decrease of $46.9 million in commercial and industrial loans. S&T acquired $278.5 million of average loans with the IBT acquisition. The composition of the average acquired loan portfolio included $26.7 million of commercial and industrial loans, $119.2 million of residential mortgages and home equity loans, $125.8 million of commercial real estate loans and $6.8 million of consumer loans. Average organic loan growth, or average loan growth not associated with the IBT acquisition was $11.7 million. The composition of the average organic loan growth included an increase of $106.7 million of commercial real estate loans, offset by decreases of $17.1 million of residential mortgages and home equity loans, $4.3 million of consumer loans and $73.6 million of commercial and industrial loans.

Average commercial loans, including commercial real estate, commercial and industrial and real estate construction comprised 73 percent of the average loan portfolio for the six months ended June 30, 2009 and 74 percent for the 2008 full year average. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. The commercial real estate portfolio had $352.6 million or 10 percent of total loans that involved projects outside of western Pennsylvania. Generally, these loans are with existing local customers. The decline in the economic environment has been significantly higher in various parts of the country as compared to western Pennsylvania. Accordingly, the out of state portfolio is experiencing higher credit stress and has been the subject of considerable management focus and review. Rates and terms for commercial real estate, equipment loans and lines of credit are normally negotiated, subject to such variables as the financial condition of the borrower, economic conditions, marketability of collateral, credit history of the borrower

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

and projected future cash flows. The loan to value policy guideline for commercial real estate loans is generally 65-85 percent. Variable-rate commercial loans were 53 percent of the commercial loan portfolio at June 30, 2009 and 49 percent at December 31, 2008.

Average residential mortgage loans comprised 24 percent of the average loan portfolio for the six months ended June 30, 2009 and 23 percent for the 2008 full year average. Residential mortgage lending reached record levels during the first half of 2009 as consumers took advantage of lower interest rates. Residential mortgage lending continues to be a strategic focus in 2009 through our centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that S&T is better positioned from the impact of potential future declines in its local real estate market that has significantly impacted other areas of the country due to its conservative mortgage lending policies and avoidance of any sub-prime mortgage products. The loan to value policy guideline is 80 percent for residential first lien mortgages. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage. Second lien positions are 29 percent of residential mortgages and are sometimes assumed with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of the fair value of the mortgage property. At June 30, 2009, 10 percent of the residential mortgage portfolio consisted of adjustable rate mortgages with repricing terms of one, three and five years compared to 9 percent at December 31, 2008.

S&T periodically designates specific loan originations, generally longer-term, lower-yielding 1-4 family mortgages, as held for sale and sells them to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, generate fee revenue from servicing, and maintain the primary customer relationship. During the six months ended June 30, 2009 and 2008, S&T sold $86.0 million and $10.9 million, respectively, of 1-4 family mortgages and services $224.8 million of secondary market mortgage loans sold to Fannie Mae. During the first half of 2009, S&T experienced record levels of mortgage banking activities, including but not limited to refinancings, as consumers took advantage of low interest rates. This increase in mortgage banking activities in the low interest rate environment in the first half of 2009 is why S&T’s sales of 1-4 family mortgages to Fannie Mae were significantly higher in the first half of 2009 than the first half of 2008. S&T intends to continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Average consumer loans comprised 2 percent of the loan portfolio for the six months ended June 30, 2009 and 3 percent for the 2008 full year average. The average balance of consumer loans for the six months ended June 30, 2009 was $82.0 million as compared to $79.5 million for the 2008 full year average. S&T offers a variety of unsecured and secured consumer loan and credit card products.

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

Securities Activity

Average securities, other investments and federal funds sold increased by $6.6 million in the first six months of 2009 compared to the 2008 full year average. In 2008, S&T acquired $147.3 million of average securities with the IBT acquisition, offset by an average decrease of $140.7 million in securities, which is attributable to an ALCO strategy to limit the replacement of matured investment securities with borrowings to mitigate interest rate risk.

The components of the increase of $6.6 million include $27.9 million in mortgage-backed securities, $7.9 million in obligations of state and political subdivisions and $2.8 million in other investments. Offsetting these increases are decreases of $15.8 million in marketable equity securities, $14.8 million in U.S. government corporations and agencies and $1.8 million in other securities. The increase of $2.8 million in other investments in the first six months of 2009 compared to the 2008 full year average are comprised of Federal Home Loan Bank (“FHLB”) stock that is a membership and borrowing requirement and is recorded at historical cost. The amount of S&T’s investment in FHLB stock, which is $23.5 million as of June 30, 2009, depends upon S&T’s borrowing availability and level from the FHLB. Average federal funds sold increased $0.4 million in the first six months of 2009 compared to the 2008 full year average. At June 30, 2009, the equity securities portfolio had total fair value of $12.5 million compared to $14.9 million at December 31, 2008 and net unrealized losses of $2.7 million at June 30, 2009 compared to net unrealized losses of $3.6 million at December 31, 2008. The equity securities portfolio consists of securities traded on the various stock markets and is subject to changes in fair value.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

S&T’s policy for security classification includes U.S. treasury securities, U.S. government corporations and agencies, mortgage-backed securities of U.S. government corporations and agencies, collateralized mortgage obligations, states and political subdivisions, corporate securities, marketable equity securities and other securities as available for sale. On a quarterly basis, management evaluates the securities portfolios for other-than-temporary declines in fair value in accordance with FSP FAS No. 115-1 and No. 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” as well as FSP FAS No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” During the first six months of 2009, there was $2.7 million of realized losses taken for other-than-temporary impairment on five bank equity investment securities. The performance of the equities and debt securities markets could generate further impairment in future periods. At June 30, 2009, net unrealized gains on securities classified as available for sale, including equity securities, were $4.0 million as compared to net unrealized gains of $3.3 million at December 31, 2008. Net unrealized gains related to S&T’s debt securities portfolio totaled $6.7 million at June 30, 2009 and $6.9 million unrealized gains at December 31, 2008. S&T does not intend to sell or it is not more likely than not that it will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of its amortized cost.

S&T was notified in December of 2008 by the FHLB that they have suspended the payment of dividends and the repurchase of excess capital stock until further notice. FHLB stock does not have a readily determinable fair value for purposes of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” FHLB stock is viewed as a long-tem investment which is carried at cost. S&T management reviewed and evaluated the FHLB capital stock for other-than-temporary impairment at June 30, 2009 which is determined based on the ultimate recoverability of the par value rather than by temporary declines in value or dividend fluctuations. Management considered the suspension of dividends and the repurchase of excess capital stock by the FHLB Board of Directors in a letter to member banks dated December 23, 2008. Management reviewed the FHLB’s Form 10-Q for the period ended March 31, 2009 filed with the Commission on June 12, 2009.

Management considered the following matters in accordance with SOP 01-06:

•

Significance and severity of the decline in the net assets of the FHLB (including its investment portfolio) as compared to the capital stock amount of the FHLB and the length of time this situation has persisted.

•

Ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB. The FHLB is meeting their debt obligations. Although the responsibility to repay debt may be shared among FHLB’s in the event that one FHLB cannot pay, to date, a FHLB has never been required to pay the consolidated obligation of another FHLB.

•

Impact of legislative and regulatory changes on the institution and, accordingly, on the customer base of the FHLB. With the exception of the Housing Act, enacted July 20, 2008, there are not pending legislative or regulatory changes that would impact the customer base of the FHLB’s.

•	Liquidity position of the FHLB.

Management considered the following items from the March 31, 2009 Form 10-Q of the FHLB:

•	The total capital of the FHLB decreased to $3.8 billion at March 31, 2009 from $4.1 billion at December 31, 2008.

•	The net (loss) income of the FHLB for the three months ended March 31, 2009 decreased to $(23.6) million from $57.5 million in the comparable period in 2008.

•

The FHLB exceeded all required capital ratios as of March 31, 2009 and December 31, 2008. In addition, permanent capital of $4.4 billion and $4.2 billion at March 31, 2009 and December 31, 2008, respectively exceeded its risk based capital requirement by $356.0 million and $233.8 million, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

•

The gross unrealized losses on its private label mortgage backed securities (“MBS”) decreased to $1.7 billion at March 31, 2009 from $2.1 billion at December 31, 2008. However, management also noted the following:

•	The FHLB concluded that these unrealized losses were not other-than-temporary as of March 31, 2009.

•	The FHLB’s management’s discussion and analysis disclosed that all MBS continue to pay principal and interest in accordance with their contractual terms.

•	59 percent of these securities were rated AAA by external credit agencies.

•	The FHLB had minimal subprime exposure in its private label MBS portfolio.

•

The liquidity position of the FHLB (defined as cash and due from banks, interest-earning deposits and federal funds sold) remained strong at $9.3 billion at March 31, 2009 as compared to $6.4 billion at December 31, 2008.

Based on this review, management concluded that sufficient evidence did not exist to conclude that its investment in FHLB stock was other-than-temporarily impaired as of June 30, 2009. Because the investment in FHLB stock is viewed as a long-term investment, the temporary suspension of dividends and repurchase of excess capital stock was considered in light of the FHLB’s overall financial position as discussed above and was not deemed to present an other-than-temporary impairment.

Allowance for Loan Losses

The balance in the allowance for loan losses was $57.9 million or 1.67 percent of total loans at June 30, 2009 as compared to $42.7 million or 1.20 percent of total loans at December 31, 2008. The increase in the allowance for loan losses is primarily a result of increases of $7.9 million in specific reserves and $7.3 million in general reserves during the first half of 2009. S&T’s allowance for lending-related commitments such as unfunded commercial real estate, commercial and industrial term loan commitments and letters of credit totaled $4.6 million at June 30, 2009 and $1.3 million at December 31, 2008. The allowance for lending-related commitments is included in other liabilities.

Problem loans are identified and continually monitored through detailed reviews of specific commercial loans, and the analysis of delinquency and charge-off levels of consumer loan portfolios. Management evaluates the degree of loss exposure for loans on a continuous basis through a formal allowance for loan loss policy as administered by S&T Bank’s Loan Administration Department and various management and director committees. Updates are presented to the S&T Board of Directors (“Board”) as to the status of loan quality and the Board approves the adequacy of the allowance for loan losses. Charged-off and recovered loan amounts are applied to the allowance for loan losses. The allowance for loan losses is increased through a charge to current earnings through the provision for loan losses, based upon management’s assessment of the adequacy of the allowance for loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes a review of the historical charge-off rates for all loan categories as well as fluctuations and trends in various risk factors that have occurred within the portfolios economic life cycle. The analysis includes assessment of qualitative factors such as credit trends, unemployment trends, vacancy trends, loan growth and the degree of variable interest rate risk. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, S&T’s estimate of loan losses could also change.

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

During the first six months of 2009, the risk rating profile of the portfolio was significantly impacted by the following commercial loan relationships:

•

The first relationship consists of $30.3 million of commercial and industrial loans with an exploration and drilling company comprised of five different facilities and three legal entities. Recent decreases in commodity prices have created cash flow difficulties for this company and a $9.3 million specific reserve had been established for the loans in the first quarter of 2009. Continued decreases in energy commodity prices have created going concern issues for the company and a collateral liquidation strategy is in process. A charge-off of $26.5 million was taken on this relationship in the second quarter of 2009. This relationship was originated in September of 2002 and was placed into nonaccrual status in February of 2009. The underlying collateral for this relationship are assignments of partnership interests in energy production companies, assignment of brokerage accounts, personal residences and an aircraft. The last estimate of value was completed in June of 2009.

•

The second relationship has an aggregate balance of $17.1 million and is comprised of three projects in the New York and Connecticut regions. The first project is a $7.5 million real estate development participation loan that has delayed construction pending better economic conditions, for which a $2.0 million specific reserve has been established. The relationship was originated in January of 2006 and was placed into nonaccrual status in January of 2009. The underlying collateral for this relationship is a mortgage on an undeveloped parcel of real estate. The last appraisal was completed in March of 2009. The second project is $8.8 million for new condominiums construction. A specific reserve of $2.1 million that had previously been established for this project and increased to $4.1 million during the second quarter of 2009 based on the current appraisal. The last appraisal was completed in June of 2009. The underlying collateral for this relationship is the commercial real estate. The third project is a $0.8 million residual balance for a mixed-use commercial property previously charged down by $2.7 million in the first quarter of 2009. The last appraisal was completed in June of 2009. The underlying collateral for this relationship is the commercial real estate.

•

The third relationship is a $2.5 million commercial and industrial loan secured by assignment of partnership interests. Unresolved legal issues among the partners makes the valuation of the assigned partnership interests very difficult to value. During the second quarter of 2009, management negotiated additional collateral that may mitigate future potential losses. As a result, specific reserves of $2.5 million previously established have been reduced to $2.1 million during the second quarter of 2009. The relationship originated in October of 2006 and was placed into nonaccrual status in March of 2009.

•

The fourth relationship has an aggregate balance of $3.0 million and is comprised of real estate loans on three distinct projects, the largest of which is a $2.0 million condominium project that has experienced slow absorption due to a downturn in the housing market. Specific reserves of $0.6 million have been established for the loans. The relationship originated in February of 2005 and was placed into nonaccrual status in February of 2009. The primary collateral consists of a completed condominium development project. The last appraisal was completed in February 2009. During 2009, four condominium units have been sold and six units are remaining to be sold.

•

The fifth relationship is a $3.7 million condominium project that has experienced slow absorption due to the downturn in the housing market. A specific reserve of $0.2 million has been established. The relationship originated in October of 2003 and was placed into nonaccrual status in January of 2009. The last appraisal was completed in March of 2009. The underlying collateral for this relationship is the condominium development and the unimproved land.

•

The sixth relationship is a $7.9 million commercial real estate project consisting of multiple retail projects in the western Pennsylvania region that did not fully stabilize or develop. A specific reserve of $0.1 million has been established. The relationship originated in March of 1999 and was placed into nonaccrual status in September of 2008. The last appraisal was completed in June of 2009. The primary collateral for this relationship is the commercial real estate.

•

The seventh relationship totals $8.8 million and is comprised of three Florida lot development projects. The bank recognized a $5.3 million charge based on current market valuations during the second quarter of 2009. The relationship originated in March of 2004 and was placed into nonaccrual status in May of 2009. The last appraisal was completed in March of 2009. The underlying collateral for this relationship is undeveloped and developed single family lots.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

•

The eighth relationship is a $1.8 million regional restaurant that entered into bankruptcy and subsequently closed. A $1.1 million charge was taken in the second quarter of 2009. The loan originated in September of 2005 and was placed into nonaccrual status in January of 2008. The underlying collateral for this relationship is a leasehold mortgage on the building. The remaining balance of the relationship is in repossessed assets owned as of June 30, 2009.

Specific reserves increased $7.9 million and are primarily the result of the commercial loans discussed above. Management believes these commercial loans have been adequately reserved as determined by the quarterly impairment analysis and risk-rating process performed by the Loan Administration Department.

S&T has a charge-off policy within its general lending policy. The charge-off policy is broken down into two components – retail and commercial.

The charge-off policy for retail loans is broken down into two types. The first type is unsecured or secured with non real estate. These loans are evaluated for a charge at 90 days past due. Unsecured loans are fully charged off. If the loan is secured with non real estate, it will be charged down to the value of the collateral less the estimated cost to sell. If the collateral is repossessed and remains unsold for 120 days the carrying value will be completely charged-off. The second type is loans secured by real estate. These loans will be evaluated for a charge at 90 days past due. The loan will be charged down to the value of the collateral less the estimated cost to sell.

The charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off in the month the loss becomes probable, regardless of the delinquency status of the loan. The bank may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the then remaining ledger balance. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance, and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:

•	The status of a bankruptcy proceeding

•	The value of collateral and probability of successful liquidation

•	The status of adverse proceedings or litigation that may result in collection

Net loan charge-offs totaled $38.4 million or 2.20 percent of average loans on an annualized basis for the first six months of 2009 as compared to $2.1 million or 0.15 percent of average loans on an annualized basis in the first six months of 2008. Net loan charge-offs during the first six months of 2009 were primarily impacted by a $26.5 million charge-off for the aforementioned $30.3 million commercial relationship with an energy exploration and drilling company which had a specific reserve of $9.3 million, $5.3 million for three Florida lot development projects with an aggregate balance of $8.8 million, $2.7 million for a $3.5 million loan on a mixed use commercial property that lost a major tenant, $1.1 million charge-off for a $2.4 million office building that was foreclosed and sold during the first quarter of 2009 and $1.1 million for a regional restaurant that entered into bankruptcy. The balance of nonperforming loans, which included loans past due 90 days or more, at June 30, 2009 was $71.4 million or 2.06 percent of total loans. This compares to nonperforming loans of $42.5 million or 1.19 percent of total loans at December 31, 2008. Nonperforming assets totaled $73.7 million or 1.74 percent of total assets at June 30, 2009 and $43.3 million or 0.98 percent of total assets at December 31, 2008. There are no loans 90 days past due and still accruing interest. The provision for loan losses was $53.6 million for the first six months of 2009, as compared to $1.2 million for the same period of 2008. The increased provision was the result of management’s detailed analysis of the adequacy of the allowance for loan losses and is consistent with the increase in classified and nonperforming loans, loan charge-off levels, the unfavorable credit experience with out of market loans, the effects of more conservative economic factors used in the allowance for loan losses model to be reflective of a deteriorating economy and the level of specific reserves established for impaired commercial loan relationships.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits

Average total deposits increased by $338.8 million, or 12 percent, during the six months ended June 30, 2009 as compared to the 2008 full year average. Changes in the average deposit mix include increases of $255.3 million in certificates of deposit, $77.3 million in demand deposits, $52.6 million in money market accounts and $43.0 million in NOW accounts. Offsetting these increases is a decrease of $89.4 million in savings accounts. S&T acquired $326.0 million of average deposits with the IBT acquisition. The composition of these acquired deposits included $159.4 million in certificates of deposit, $79.2 million in demand and NOW accounts, $46.2 million of money market accounts and $41.2 million of savings accounts. Average organic deposit growth, or average deposit increases not associated with the IBT acquisition was $12.8 million. During the six month period organic demand deposit growth increased $22.2 million and is an important source of funding, customer relationships and fees for S&T. The increase in certificates of deposits of $95.9 million is primarily attributable to an increase in brokered certificates of deposit. Money market and NOW accounts had an organic increase of $25.3 million. The decrease of $130.6 million in savings accounts is primarily attributable to S&T being less aggressive with external competitive pricing strategies. Other important strategies include providing cash management services to commercial customers to increase transaction related deposits, and enhanced delivery services such as electronic banking. Core deposit growth is an important strategic initiative for S&T, through the expansion of retail facilities, promotions and new products.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Certificates of deposit of $100,000 and over were 13 percent and 12 percent of total deposits at June 30, 2009 and at December 31, 2008, and primarily represent deposit relationships with local customers in our market area. S&T had $122.9 million and $59.0 million of brokered retail certificates of deposit outstanding at June 30, 2009 and December 31, 2008, respectively.

During the first quarter of 2009, S&T began participation in the Certificate of Deposit Account Registry Services (“CDARS”) program. The reciprocal program allows S&T customers to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. S&T maintains deposits by accepting certificates of deposits from customers of CDARS member banks in the exact amount as S&T customers placed. S&T can also access the CDARS network to accept brokered certificates of deposit that are not part of the reciprocal program. As of June 30, 2009, S&T had $59.3 million of certificates of deposit and these are classified as part of brokered retail certificates of deposit. The issuance of brokered retail certificates of deposits and participation in the CDARS program is an ALCO strategy to increase and diversify funding sources.

Borrowings

Average borrowings decreased $134.9 million for the first six months of 2009 as compared to full year 2008 average. During the first half of 2009, S&T temporarily reduced borrowings since participation in the U. S. Treasury Capital Purchase Program provided increased liquidity pending deployment into loans or debt securities purchases. The decrease in borrowings is also the result of decreased loan demand as consumers and businesses react to the economic slowdown, and maturing investment securities not being replaced due to an ALCO strategy to limit the replacement of matured investment securities to mitigate interest rate risk. Borrowings are comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased, FHLB advances and long-term borrowings. S&T defines REPOs with our local retail customers as retail REPOs; wholesale REPOs are those transacted with other banks and brokerage firms with terms normally ranging from one to 365 days.

The largest decrease in average borrowings for the first six months of 2009 is a $94.8 million decrease in FHLB advances compared to the 2008 full year average. The decrease in FHLB advances was a strategic initiative in order to develop a better diversified mix of wholesale funding sources. The average balance in retail REPOs decreased approximately $15.9 million for the first six months of 2009 compared to the 2008 full year average. S&T views REPOs as a relatively stable source of funds because most of these accounts are with local long-term customers. Average federal funds purchased decreased by $1.6 million in the first six months of 2009 compared to the full year 2008 average.

Average long-term borrowings have decreased by $22.6 million in the first six months of 2009 as compared to the full year 2008 average. At June 30, 2009, S&T had long-term borrowings outstanding of $138.3 million at a fixed rate and $68.7 million at a variable rate.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Capital Resources

Shareholders’ equity increased $84.4 million at June 30, 2009, compared to December 31, 2008. The increase is primarily due to a $108.7 million capital raise as a participant in the U. S. Treasury Capital Purchase Program. S&T had a net loss available to common shareholders of $13.3 million and dividends declared to common shareholders were $12.7 million for the six months ended June 30, 2009. Also affecting capital was an increase of $0.5 million in the funded status of pension and $0.4 million in unrealized gains on securities available for sale, net of tax, which is included in other comprehensive income.

S&T continues to maintain a strong capital position with a leverage ratio of 9.6 percent at June 30, 2009 and 7.3 percent at December 31, 2008 as compared to the minimum regulatory guideline of 3.0 percent. S&T’s risk-based capital Tier I and Total ratios were 11.3 percent and 14.6 percent at June 30, 2009 and 8.7 percent and 11.8 percent at December 31, 2008. These ratios place S&T above the Federal Reserve Board’s risk-based capital guidelines of 4.0 percent and 8.0 percent for Tier I and Total, respectively.

During 2003, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC for the issuance of up to $150.0 million of a variety of securities including debt and capital securities, preferred and common stock and warrants. That shelf registration statement expired on December 31, 2008, and S&T is in the process of filing in the near future a new shelf registration on Form S-3. Once such shelf registration statement is effective, S&T would be able to use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases.

On January 16, 2009 S&T completed a $108,676,000 capital raise as a participant in the U.S. Treasury Capital Purchase Program (the “Program”). In conjunction with S&T’s participation in the Program, S&T issued to the U.S. Treasury 108,676 shares of S&T’s Series A Preferred Stock, having a liquidation amount per share equal to $1,000 per share, for a total price of $108,676,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5 percent per year for the first five years and thereafter at a rate of 9 percent per year. Under changes made to the program by the ARRA, subject to approval by banking regulatory agencies, S&T can redeem the Series A Preferred Stock, plus any accrued and unpaid dividends, at any time. If S&T only redeems part of the program investment, then it must pay a minimum of 25 percent of the issuance price, or 27,169,000. The Series A Preferred Stock is generally non-voting. Prior to January 16, 2012, unless S&T has redeemed the series A preferred stock or the U.S. Treasury has transferred the series A preferred stock to a third party, the consent of the U.S. Treasury will be required for S&T to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances. In addition, the Series A Preferred Stock issuance includes certain restrictions on executive compensation that could limit the tax deductibility of compensation S&T pays to executive management.

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

S&T temporarily used the funds received from the issuance of the Series A Preferred Stock and warrant to reduce S&T’s overnight borrowings at the FHLB which had the effect of increasing S&T’s liquidity for lending activities. S&T plans to deploy the funds through the purchase of U.S. government agency bonds and agency-guaranteed mortgage backed securities when market opportunities are presented. These securities can then be used as collateral for repurchase transactions, through which S&T will be able to obtain liquidity to fund new loan originations. This method of managing the funds ensures the availability of funds for lending to creditworthy borrowers while generating earnings for S&T.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

EXPLANATION OF USE OF NON-GAAP FINANCIAL MEASURES

In addition to the results of operations presented in accordance with GAAP, S&T management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully tax-equivalent basis, operating revenue and the efficiency ratio. S&T believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and our business and performance trends as they facilitate comparisons with the performance of others in the financial services industry. Although S&T believes that these non-GAAP financial measures enhance investors’ understanding of S&T’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

We believe the presentation of net interest income on a fully tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the consolidated statements of income is reconciled to net interest income adjusted to a fully tax-equivalent basis on page 35 and 40.

Operating revenue is the sum of net interest income and noninterest income less security gains. In order to understand the significance of net interest income to S&T’s business and operating results, S&T management believes it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

The efficiency ratio is recurring noninterest expense divided by recurring noninterest income plus net interest income, on a fully taxable equivalent basis, which ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.

RESULTS OF OPERATIONS

Six months ended June 30, 2009 compared to

Six months ended June 30, 2008

Net Income

S&T had a net loss of $13.3 million or a negative $0.48 diluted earnings per share for the six months ended June 30, 2009 as compared to net income of $28.7 million or a positive $1.14 diluted earnings per share for the same period of 2008. The net loss during the six months ended June 30, 2009 was primarily the result of higher provision for loan losses which was necessitated by the significant increase in loan charge-offs and the general deterioration of the credit quality in the loan portfolio, increased Federal Deposit Insurance Corporation (“FDIC”) premiums and surcharges and other-than-temporary impairments compared to the same periods of 2008. The common return on average assets was a negative 0.62 percent for the six months ended June 30, 2009, as compared to a positive 1.62 percent for the six months ended June 30, 2008. The common return on average equity was a negative 4.92 percent for the six months ended June 30, 2009 compared to a positive 15.97 percent for the same period of 2008.

Net Interest Income

Net interest income on a fully taxable equivalent basis was $75.3 million, an $8.8 million or 13 percent increase for the six months ended June 30, 2009 as compared to $66.6 million for the same period of 2008. The increase in net interest income in the first six months of 2009 as compared to the same period of 2008 was primarily the result of a $641.4 million increase in average interest-earning assets, primarily driven by $749.3 million acquired through the IBT acquisition in the second quarter of 2008. The net interest margin on a fully taxable equivalent basis was 3.84 percent in the six months ended June 30, 2009 as compared to 4.04 percent in the same period of 2008. The net interest margin was negatively affected in the first half of 2009 by higher delinquent interest and the inability to reduce core deposit rates by the same dramatic level of reduction in other short-term rates.

S&T’s one-year repricing gap position at June 30, 2009 indicates a neutral rate sensitivity position. This means that asset and liability repricing volume is evenly matched during the measured time frames. Theoretically, this means that a change in interest rates in either direction would not materially impact our interest rate spreads, net interest income or operating income.

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

For the six months ended June 30, 2009, average loans increased $582.6 million, and average securities and federal funds sold increased $58.8 million as compared to the same period of 2008. S&T acquired $490.1 million of loans and $259.3 million of securities with the IBT acquisition. The yields on average loans decreased by 116 basis points from the comparable period in 2008 and the yield on average securities decreased by 20 basis points. Overall yields on interest-earning assets were 5.21 percent and 6.26 percent for the six months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009, balances of average interest-bearing deposits increased by $448.0 million as compared to the same period of 2008. S&T acquired $573.6 million of deposits with the IBT acquisition. The cost of deposits totaled 1.60 percent, a decrease of 91 basis points from the comparable period in 2008 due to lower rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 128 basis points to 2.50 percent as a result of lower short-term rates as compared to the same period of 2008. Overall funding costs decreased 101 basis points to 1.75 percent at June 30, 2009 as compared to the same period of 2008. Positively affecting net interest income was a $209.3 million increase in average net free funds during the six months ended June 30, 2009 as compared to the same period of 2008. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders’ equity over nonearning assets. The increase is primarily due to successful marketing of new demand accounts and corporate cash management services and increased equity.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 77 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in the six months ended June 30, 2009 and 2008. The level and mix of interest-earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment and the shifting yield curve.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Six Months Ended June 30,
(dollars in thousands)	2009	2008
Interest income per consolidated statements of income	$99,650	$100,891
Adjustment to fully taxable equivalent basis	2,645	2,375

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	102,295	103,266
Interest expense	26,956	36,700

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$75,339	$66,566

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$3,521.0	$92.8	5.31%	$2,938.4	$94.7	6.48%
Securities/other (1)	436.7	9.5	4.39%	377.9	8.6	4.58%

Total interest-earning assets	3,957.7	102.3	5.21%	3,316.3	103.3	6.26%

Noninterest-earning assets	374.4			238.2

TOTAL	$4,332.1			$3,554.5

Liabilities And Shareholders’ Equity

NOW/money market/savings	$1,267.6	$2.6	0.42%	$1,213.5	$8.8	1.46%
Time deposits	1,358.1	18.3	2.71%	964.2	18.4	3.83%
Borrowed funds < 1 year	244.5	0.5	0.38%	248.1	2.8	2.30%
Borrowed funds > 1 year	244.2	5.6	4.62%	256.4	6.7	5.22%

Total interest-bearing liabilities	3,114.4	27.0	1.75%	2,682.2	36.7	2.75%

Noninterest-bearing liabilities:
Demand deposits	610.4			468.1
Shareholders’ equity/other	607.3			404.2

TOTAL	$4,332.1			$3,554.5

Net yield on interest-earning assets			3.84%			4.04%

Net Interest Income		$75.3			$66.6

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this non-GAAP measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Six Months Ended June 30, 2009 Compared to June 30, 2008 Increase (Decrease)(1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans(2)	$18,768	$(20,626)	$(1,858)
Securities/other(2)	1,340	(453)	887

Total interest-earning assets	20,108	(21,079)	(971)

Interest paid on:
NOW/money market/savings	394	(6,577)	(6,183)
Time deposits	7,510	(7,634)	(124)
Borrowed funds < 1 year	(42)	(2,329)	(2,371)
Borrowed funds > 1 year	(317)	(749)	(1,066)

Total interest-bearing liabilities	7,545	(17,289)	(9,744)

Change in net interest income	$12,563	$(3,790)	$8,773

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2009 and 2008. S&T believes this non-GAAP measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Loan Losses

The provision for loan losses was $53.6 million for the six months ended June 30, 2009 and $1.2 million for the same period of 2008. The $53.6 million provision for the first six months of 2009 is primarily a result of net charge-offs of $38.4 million, a $7.9 million increase in specific reserves and a $7.3 million increase in general reserves.

The increase in specific reserves is primarily a result of the commercial credits discussed above. The increase in general reserves is primarily the result of an increase in overall risk (both macroeconomic and specific portfolio risks) combined with enhancements in methodology. Specifically, the increased macroeconomic risks were unemployment and commercial real estate vacancy trends, and the increased specific portfolio risks were nonaccrual loans, delinquent loans, classified loans, net charge-offs and delinquency trends, and out-of-state loans. All of these increases were partially offset by a decrease in loan growth during the first six months of 2009.

In addition, during the first six months of 2009, S&T introduced three enhancements in its methodology. The first enhancement was the addition of an out-of-state risk factor which increased the general reserves for commercial real estate loans. The second enhancement was the expansion of the risk rating scale assigned for the qualitative factors in response to the current economic environment, which also had the effect of increasing general reserves. The third enhancement was a change in the baseline for loss history from a seven year absolute high to a five year average combined with the qualitative adjusted factors. Management believes that this enhancement is more indicative of the loan losses over the economic life cycle of the loan segments.

The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes within the allowance for loan loss model are directionally consistent with the increase in nonperforming loans and classified loan trends, loan charge-off levels and the impact of the aforementioned troubled commercial loan relationships during the first six months of 2009.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. During the first six months, S&T had an increase in delinquencies, classified and nonperforming loan levels, primarily due to the commercial credits discussed above and overall slowdown in the economy that is affecting all segments of the loan portfolio. Also affecting the amount of the allowance for loan losses, and resulting provision, are increases in several qualitative risk factors within the loan loss reserve model based on observations regarding both economic conditions and changes in overall asset quality. For the six months ended June 30, 2009, net loan charge-offs were $38.4 million compared to net loan charge-offs of $2.1 million for the six months ended June 30, 2008. The most significant net charge-offs in 2009 were for a $26.5 million charge-off for the aforementioned $30.3 million commercial relationship with an energy exploration and drilling company with a specific reserve of $9.3 million, $5.3 million for three Florida lot development projects with an aggregate balance of $8.8 million, $2.7 million for a $3.5 million loan on a mixed use commercial property that lost a major tenant, $1.1 million charge-off for a $2.4 million office building that was foreclosed and sold during the first quarter of 2009 and $1.1 million for a regional restaurant that entered into bankruptcy. The most significant net charge-off in 2008 was a $1.1 million charge-off on a loan with a sales and service company that had a specific reserve of $0.9 million.

Noninterest Income

Noninterest income, excluding security (losses) gains, increased $3.3 million or 18 percent, to $22.0 million in the six months ended June 30, 2009 as compared to the same 2008 period. Increases included $1.1 million or 22 percent in service charges on deposit accounts, $1.6 million in mortgage banking fees and $1.1 million or 24 percent in other noninterest income, offset by decreases of $0.2 million or 5 percent in insurance commissions, $0.1 million or 3 percent in wealth management fees and $0.2 million or 21 percent in letter of credit fees. The increase of $1.1 million or 22 percent in service charges on deposit fees is primarily related to the increased customer base resulting from the IBT acquisition, as well as the organic expansion of demand deposit accounts. The increase of $1.6 million in mortgage banking fees is a result of record performances in mortgage banking activities during the six months ended June 30, 2009 as consumers sought to refinance existing loans at lower interest rates. The increase of $1.1 million in other noninterest income is primarily related to increased debit and credit card revenues as a result of an increased customer base from the IBT acquisition, as well as the organic expansion of demand deposit accounts. Offsetting these increases are decreases of $0.2 million in insurance commissions and $0.1 million in wealth management fees and are primarily attributable to current market conditions for these lines of business. The decrease of $0.2 million in letter of credit fees is attributable to changing customer preferences for this type of product.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

S&T recognized $2.5 million of losses primarily on available for sale equity securities in the six months ended June 30, 2009 as compared to $1.2 million of losses in the same period of 2008. The investment security losses for the six months ended June 30, 2009 are other-than-temporary impairment charges on five bank equity holdings totaling $2.7 million in accordance with FSP 115-2 and FASB No. 124-2.

Noninterest Expense

Noninterest expense increased by $17.9 million or 44 percent during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Salaries and employee benefit expense increased $3.8 million or 18 percent primarily attributable to the addition of 125 full-time equivalent staff, primarily due to the addition of IBT retained staff, normal year-end merit increases and increased pension expenses as a result of market declines in the portfolio and medical plans expenses. Salaries and employee benefits were positively affected by reduced accruals for incentives in anticipation of decreased earnings performance for 2009 as well as a reduction in employee stock appreciation rights valuation expense resulting from a decrease in S&T stock fair value. Occupancy, furniture and equipment expense increased $0.8 million or 15 percent during the six months ended June 30, 2009 as compared to the same period 2008, as a result of the net acquisition of new branches with the IBT acquisition. Other tax expense increased $0.4 million or 25 percent primarily as a result of increased Pennsylvania shares tax due to the IBT acquisition. Data processing expense increased $0.3 million or 10 percent as compared to the same period in 2008 as a result of changes in data communication processes and an increased customer base as a result of the IBT acquisition. Marketing expenses decreased $0.2 million due to special promotions related to the IBT acquisition. Amortization of intangibles increased $0.9 million due to the IBT acquisition. FDIC assessment increased by $5.3 million due to the special assessment charged to all banks in the second quarter of 2009, an increased premium ratio and a higher deposit base during the six months ended June 30, 2009 and other noninterest expense increased $6.6 million or 81 percent during the six months ended June 30, 2009 and is primarily attributable to a $2.0 million increase in unfunded loan commitments, a $1.5 increase in the amortization and impairment for affordable housing limited partnerships, a $1.5 million increase in consulting, legal and loan collection expenses primarily associated with troubled loans, a $0.3 million accrual for litigation settlement as well as $1.3 million overall increases in infrastructure expenses as a result of the IBT acquisition. S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 60 percent for the six months ended June 30, 2009 and 47 percent for the same period of 2008.

Federal Income Taxes

A federal income tax benefit of $9.1 million was recognized in the six-month period ended June 30, 2009 attributable to the pretax loss of $19.6 million for the period, compared to expense of $11.5 million on pretax income of $40.2 million in the same period last year. Included in the 2009 tax benefit were discrete items of tax expense approximating $0.6 million, interest and penalties on a settled IRS examination, and an increase in unrecognized tax benefits. Discrete items in the 2008 period were immaterial.

S&T management ordinarily applies an annual effective tax rate, which is an annual forecast of tax expense as a percentage of expected full year income (an “annual effective tax rate approach”). Items unrelated to current year ordinary income are typically recognized entirely in the period they occur as a discrete item of tax. The quarterly income tax provision is ordinarily comprised of tax on ordinary income at the most recent estimated annual effective tax rate, adjusted for the effect of discrete items. S&T ordinarily generates an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, excludible dividend income, and tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit Projects, which are relatively consistent from year to year regardless of the level of pretax income.

The consistent level of tax benefits that reduce S&T’s tax rate below the 35% statutory rate, coupled with relatively low levels of expected annual pretax income, produces a counterintuitive annual effective tax rate and a tax charge that has little correlation to year-to-date results. Accordingly, the income tax benefit recognized in the quarter is the amount related to actual results and tax benefits generated in the six month period ended June 30, 2009, a “discrete period” approach as permitted by FIN18 paragraph 82.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Three months ended June 30, 2009 compared to

Three months ended June 30, 2008

Net Income

Net income was a negative $10.2 million or a negative $0.37 diluted earnings per share for the second quarter of 2009 as compared to $13.9 million or $0.54 diluted earnings per share for the same period of 2008. The decrease in net income and earnings per share for the second quarter 2009 is primarily due to higher provision for loan losses which was necessitated by the significant increase in loan charge-offs and the general deterioration of the credit quality in the loan portfolio, increased FDIC premiums and surcharges and other-than-temporary impairments. The common return on average assets was a negative 0.95 percent at June 30, 2009, as compared to 1.51 percent at June 30, 2008. The common return on average equity was a negative 7.44 percent at June 30, 2009 compared to 14.78 percent for the same period of 2008.

Net Interest Income

On a fully tax-equivalent basis net interest income was $37.9 million, a $3.0 million or 9 percent increase for the three months ended June 30, 2009 as compared to $34.9 million for the same period of 2008. The increase in net interest income was a primarily a result of a $501.1 million increase in average interest-earning assets, driven by a $749.3 million acquired through the IBT acquisition in the second quarter of 2008. The net interest margin on a fully taxable equivalent basis was 3.86 percent for the three months ended June 30, 2009 as compared to the 4.08 percent in the same period of 2008. The decrease in the net interest margin is primarily attributable to the effect of higher delinquent interest and the inability to reduce core deposit rates by the same level of reduction in other short-term rates.

For the three months ended June 30, 2009, average loans increased $460.1 million, and average securities and federal funds sold increased $41.0 million as compared to the same period of 2008. S&T acquired $490.1 million of loans and $259.2 million of securities with the IBT acquisition in the second quarter of 2008. The yields on average loans decreased by 97 basis points from the comparable period in 2009 and the yield on average securities decreased by 35 basis points. Overall yields on earning assets were 5.15 percent for the three months ending June 30, 2009 and 6.05 percent for the three months ending June 30, 2008.

For the three months ended June 30, 2009, balances of average interest-bearing deposits increased by $381.3 million as compared to the same period of 2008. S&T acquired $573.6 million of deposits with the IBT acquisition in the second quarter of 2008. The cost of interest-bearing deposits totaled 1.52 percent, a decrease of 65 basis points from the comparable period in 2008 due to decreased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 103 basis points to 2.43 percent as a result of lower short-term rates. Overall funding costs decreased 77 basis points to 1.66 percent for the three months ended June 30, 2009 as compared to the same period of 2008.

Positively affecting net interest income was a $213.1 million increase in average net free funds during the second quarter of 2009 compared to the same period of 2008. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders’ equity over nonearning assets. The increase is primarily due to successful marketing of new demand accounts and corporate cash management services and increased retained earnings.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 76 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in the second quarter of 2009 and 78 percent in the same period of 2008. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Three Months Ended June 30,
(dollars in thousands)	2009	2008
Interest income per consolidated statements of income	$49,226	$50,433
Adjustment to fully taxable equivalent basis	1,311	1,227

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	50,537	51,660
Interest expense	12,677	16,791

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$37,860	$34,869

Average Balance Sheet and Net Interest Income Analysis

	Three Months Ended June 30,
	2009			2008
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$3,508.1	$45.9	5.25%	$3,048.0	$47.2	6.23%
Securities/Other (1)	427.3	4.6	4.30%	386.2	4.5	4.65%

Total interest-earning assets	3,935.4	50.5	5.15%	3,434.2	51.7	6.05%

Noninterest-earning assets	369.0			267.1

TOTAL	$4,304.4			$3,701.3

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,232.7	$1.2	0.39%	$1,212.6	$3.2	1.05%
Time deposits	1,362.4	8.6	2.54%	1,001.2	8.8	3.52%
Borrowed funds < 1 year	243.2	0.2	0.37%	296.8	1.4	1.94%
Borrowed funds > 1 year	230.0	2.6	4.60%	269.7	3.4	5.12%

Total interest-bearing liabilities	3,068.3	12.6	1.66%	2,780.3	16.8	2.43%

Noninterest-bearing liabilities:
Demand deposits	625.6			498.3
Shareholders’ equity/Other	610.5			422.7

TOTAL	$4,304.4			$3,701.3

Net yield on interest-earning assets			3.86%			4.08%

Net interest income		$37.9			$34.9

(1)	The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this non-GAAP measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2009 Compared to June 30, 2008 Increase (Decrease) Due to (1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans(2)	$7,124	$(8,365)	$(1,241)
Securities/Other(2)	474	(356)	118

Total interest-earning assets	7,598	(8,721)	(1,123)

Interest paid on:
NOW/money market/savings	$52	$(2,017)	$(1,965)
Time deposits	3,166	(3,314)	(148)
Borrowed funds < 1 year	(258)	(946)	(1,204)
Borrowed funds > 1 year	(506)	(291)	(797)

Total interest-bearing liabilities	2,454	(6,568)	(4,114)

Change in net interest income	$5,144	$(2,153)	$2,991

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2009 and 2008. S&T believes this non-GAAP measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Provision for Loan Losses

The provision for loan losses was $32.2 million for the three months ended June 30, 2009 and $(0.1) million for the same period of 2008. The $32.2 million provision for the second quarter 2009 is primarily the result of net charge-offs of $34.2 million, a 4.1 million decrease in specific reserves and a $2.1 million increase in general reserves.

The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes within the allowance for loan loss model are directionally consistent with the increase in nonperforming loans and classified loan trends, loan charge-off levels and impact of the aforementioned troubled commercial loan relationships during the second quarter of 2009.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. Also affecting the amount of the allowance for loan losses, and the resulting provision, is the decrease in loan growth and portfolio composition. Net charged-off loans were $34.2 million and $2.2 million for the second quarter of 2009 and 2008, respectively. The most significant charge-off for the second quarter of 2009 was the aforementioned $26.5 million charge-off for a $30.3 million commercial relationship with an energy exploration and drilling company, $5.3 million for three Florida lot development projects with an aggregate balance of $8.8 million and $1.1 million for a regional restaurant that entered into bankruptcy. The most significant net charge-off in 2008 was a $1.1 million charge-off on a loan with a sales and service company that had a specific reserve of $0.9 million.

Noninterest Income

Noninterest income, excluding security gains, increased $2.0 million or 20 percent for the three months ended June 30, 2009 as compared to 2008. Mortgage banking increased $0.9 million as a result of record performances in mortgage banking activities during the three months ended June 30, 2009. Service charges and fees increased $0.5 million primarily attributable to higher account analysis fees and insufficient funds fees due to changing customer behavior patterns. Other income increased $0.7 million in the second quarter of 2009 as compared to the same period of 2008 primarily due to increases in debit and credit card revenues as a result of an increased customer base from the IBT acquisition, as well as the organic expansion of demand deposit accounts. Offsetting these increases are decreases of $0.1 million in letter of credit fees and insurance commissions.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

S&T recognized $1.3 million of net losses primarily on available for sale equity securities in the three months ended June 30, 2009 as compared to $1.8 million of net losses in the same period of 2008. The investments security losses for the second quarter of 2009 are the result of $1.5 million of other-than-temporary impairment charges for three bank equity securities, offset by equity security gains of $0.2 million. The $1.8 million of investment security losses in the same period of 2008 are a result of $1.1 million of other-than-temporary impairment charges for two bank equity holdings and $0.7 million of losses related to restructuring of the IBT debt securities portfolio.

Noninterest Expense

Noninterest expense increased by $10.4 million or 46 percent during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Salaries and employee benefit expense increased $2.2 million or 21 percent primarily attributable to the effects of year-end merit increases, increased pension expenses as a result of market declines in the portfolio and increased full-time equivalent staff levels from the IBT acquisition. Offsetting these increases are decreased accruals for incentives in anticipation of decreased earnings performance for 2009 as well as a reduction in employee stock appreciation rights valuation expense resulting from a decrease in S&T stock fair value. Average full-time equivalent staff was 952 at June 30, 2009 compared to 854 at June 30, 2008. Occupancy, furniture and equipment expense increased by $0.4 million or 15 percent during the three months ended June 30, 2009 as compared to the same period 2008 as a result of the acquisition of new branches with the IBT acquisition. Other taxes expense increased $0.2 million or 25 percent primarily as a result of increased Pennsylvania shares tax due to the IBT acquisition. Data processing expense decreased $0.2 million or 8 percent in the second quarter of 2009 as compared to the second quarter of 2008 as a result of conversion expenses related to the IBT acquisition in the second quarter of 2008, offset by an increased customer base of the IBT acquisition. Marketing expenses decreased $0.2 million due to special promotions related to the IBT acquisition. Amortization of intangibles increased $0.4 million due to the IBT acquisition. FDIC assessment increased by $3.4 million due to the special assessment charged to all banks in the second quarter of 2009, an increased premium ratio and a higher deposit base in 2009. Other noninterest expense increased $4.2 million or 76 percent during the second quarter of 2009 as compared to the same period in 2008, and is primarily attributable to a $2.0 million increase in the reserve for unfunded loan commitments, a $1.0 million increase in the amortization and impairment for affordable housing limited partnerships, a $0.9 million increase in consulting, legal and loan collection expenses primarily associated with troubled loans as well as $0.3 million overall increases in infrastructure expenses as a result of the IBT acquisition.

S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 66 percent for the three months ended June 30, 2009 and 50 percent for the same period of 2008.

Federal Income Taxes

A federal income tax benefit of $9.3 million was recognized in the three-month period ended June 30, 2009 attributable to the pretax loss of $17.9 million for the period, compared to expense of $5.5 million on pretax income of $19.4 million in the same period last year. Discrete items in the three month periods ended June 30, 2009 and 2008 period were immaterial.

The tax benefit attributable to the pretax loss is greater than the statutory rate of 35 percent as the amount is related to actual results and tax benefits generated for the three months ended June 30, 2009. As previously disclosed, S&T applied a discrete period approach to actual results for the quarter ending June 30, 2009 as the annual effective tax rate approach produced a counter intuitive result.

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

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

•

a decline in market capitalization to common book value which could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a charge to net income.

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

ALCO monitors and manages interest-rate sensitivity through gap, rate shock analysis and simulations in order to avoid unacceptable earnings fluctuations due to interest rate changes. S&T’s gap model includes certain management assumptions based upon past experience and the expected behavior of customers. The assumptions include principal prepayments for fixed rate loans, mortgage-backed securities and collateralized mortgage obligations, and classifying the demand, savings and money market balances by degree of interest-rate sensitivity. The gap and cumulative gap represent the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of June 30, 2009.

(dollars in thousands)	Interest Rate Sensitivity June 30, 2009
GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years

Repricing Assets:
Cash/Due From Banks	$—	$—	$—	$65,150
Securities	76,272	45,075	63,293	200,829
Other Investments	23,542	—	—	—
Net Loans	1,637,024	293,003	485,713	986,156
Other Assets	—	—	—	367,819

Total	1,736,838	338,078	549,006	1,619,954

Repricing Liabilities:
Demand	—	—	—	629,967
NOW	29,023	29,023	58,046	116,091
Money Market	192,673	—	—	—
Savings	540,592	29,304	58,607	117,214
Certificates	664,422	185,307	137,308	368,275
Repos & Short-term Borrowings	291,763	—	—	—
Long-term Borrowings	99,244	55,237	10,867	41,680
Other Liabilities/Equity	—	—	—	589,233

Total	1,817,717	298,871	264,828	1,862,460
Gap	(80,879)	39,207	284,178	(242,506)

Cumulative GAP	$(80,879)	$(41,672)	$242,506	$—

Rate Sensitive Assets/Rate Sensitive Liabilities	June 30, 2009	December 31,2008
Cumulative 6 months	0.96	0.87
Cumulative 12 months	0.98	0.92

S&T’s one-year repricing gap position at June 30, 2009 indicates a neutral rate sensitivity position. This means that asset and liability repricing volume is evenly matched during the measured time frames. Theoretically, this means that a change in interest rates in either direction would not materially impact our interest rate spreads, net interest income or operating income.

In addition to the gap analysis, S&T performs rate shock analyses on a static balance sheet to estimate the effect that specific interest-rate changes would have on 12 months of pretax net interest income. The rate shock incorporates management assumptions regarding

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

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

	Immediate Change in Rates
Percent Change to Pretax Net Interest Income	+300 bps	-300 bps

June 30, 2009	3.04%	(5.49)%

December 31, 2008	(0.72)%	0.73%

When comparing June 2009 to December 2008, the impact on pretax net interest income in the +300 basis point rate shock scenario improved. This improvement is mainly attributed to a decrease in short term variable rate borrowings. The decrease in short term variable rate borrowings is due to participation in the Capital Purchase Program and a decline in asset volume.

When comparing June 2009 to December 2008, the impact on pretax net interest income in the -300 basis point rate shock scenario decreased. The significant decrease is a result of a reduction in short term variable rate borrowings due to participation in the Capital Purchase Program and that core deposit rates that are close to their floors will not accommodate a 300 basis point reduction in short term rates.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in S&T’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first six months of 2009 that have materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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

S&T’s Annual Meeting of Shareholders was held on April 20, 2009 in Indiana, Pennsylvania. Of the 24,637,317 shares of common stock outstanding as of record date of March 6, 2009, 22,196,723 shares, or 80.3 percent of S&T’s common stock, were present or represented by proxy at the meeting, constituting a quorum. The results of the matters submitted to the shareholders were as follows.

1. Elect eight directors to S&T’s board of directors, each to serve for a term of one year or until a successor has been elected and qualified:

Name	Votes For	Votes Withheld	Broker Non-Votes
John N. Brenzia	21,377,253	819,467	N/A
John J. Delaney	19,914,695	2,282,024	N/A
Michael J. Donnelly	20,198,592	1,998,128	N/A
Frank W. Jones	21,773,678	423,042	N/A
Alan Papernick	17,546,264	4,650,455	N/A
Robert Rebich, Jr.	21,503,370	693,349	N/A
Christine J. Toretti	16,972,539	5,224,180	N/A
Charles G. Urtin	21,206,093	990,627	N/A

Continuing Directors whose terms expire in 2010:

Thomas A. Brice, Jeffrey D. Grube, Joseph A. Kirk, David L. Krieger and James C. Miller

Continuing Directors whose terms expire in 2011:

Todd D. Brice, William J. Gatti, James V. Milano, Charles A. Spadafora

OTHER INFORMATION - continued

Item 4 - continued

2. To ratify the selection of KPMG LLP as an independent registered public accounting firm for the fiscal year 2009.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
21,814,577	110,482	57,714	N/A

3. To approve a non-binding, advisory proposal on the compensation of S&T’s executive officers.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
20,356,365	1,248,136	378,261	N/A

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits

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

S&T Bancorp, Inc.
(Registrant)

Date: August 6, 2009	/s/ Wendy S. Bell
Wendy S. Bell Chief Accounting Officer