Form 10-Q
period 2009-09-30
S&T BANCORP INC
filed 2009-11-05
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Common Stock, $2.50 Par Value - 27,708,094 shares as of October 30, 2009

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share data)	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$68,111	$69,780
Securities available for sale	366,438	452,713
Other investments	23,542	23,542
Loans held for sale	2,060	737
Portfolio loans, net of allowance for loan losses of $60,880 at September 30, 2009 and $42,689 at December 31, 2008	3,383,407	3,525,290
Premises and equipment, net	41,782	45,304
Goodwill	165,167	163,546
Other intangibles, net	9,964	11,713
Bank owned life insurance	52,511	51,254
Other assets	95,242	94,489

Total Assets	$4,208,224	$4,438,368

LIABILITIES
Deposits:
Noninterest-bearing demand	$673,863	$600,282
Interest-bearing demand	240,685	229,229
Money market	239,055	283,290
Savings	732,333	821,805
Time deposits	1,393,848	1,293,810

Total Deposits	3,279,784	3,228,416
Securities sold under repurchase agreements and federal funds purchased	61,430	113,419
Short-term borrowings	82,550	308,475
Long-term borrowings	96,153	180,331
Junior subordinated debt	90,619	90,619
Other liabilities	56,006	68,414

Total Liabilities	3,666,542	3,989,674

SHAREHOLDERS’ EQUITY
Preferred stock, (without par value) Authorized – 10,000,000 shares in 2009 and 2008 Issued – 108,676 shares in 2009 and none in 2008	105,183	—
Common stock ($2.50 par value) Authorized – 50,000,000 shares in 2009 and 2008 Issued – 29,714,038 shares in 2009 and 2008	74,285	74,285
Additional paid-in capital	46,995	43,327
Retained earnings	380,131	402,608
Accumulated other comprehensive loss	(8,806)	(13,986)
Treasury stock (2,029,231 shares at September 30, 2009 and 2,081,110 shares at December 31, 2008, at cost)	(56,106)	(57,540)

Total Shareholders’ Equity	541,682	448,694

Total Liabilities and Shareholders’ Equity	$4,208,224	$4,438,368

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$44,741	$52,630	$136,077	$145,951
Deposits with banks and federal funds sold	—	2	1	3
Investment securities:
Taxable	2,581	3,503	8,592	8,909
Tax-exempt	867	1,076	2,822	2,465
Dividends	121	205	469	979

Total Interest Income	48,310	57,416	147,961	158,307
INTEREST EXPENSE
Deposits	9,003	12,281	29,900	39,484
Securities sold under repurchase agreements and federal funds purchased	33	669	132	1,504
Short-term borrowings	107	1,680	475	3,684
Long-term borrowings and junior subordinated debt securities	2,334	3,615	7,927	10,273

Total Interest Expense	11,477	18,245	38,434	54,945

NET INTEREST INCOME	36,833	39,171	109,527	103,362
Provision for loan losses	8,382	6,156	61,954	7,317

Net Interest Income After Provision for Loan Losses	28,451	33,015	47,573	96,045
NONINTEREST INCOME
Security losses, net	(2,059)	(341)	(4,601)	(1,559)
Service charges on deposit accounts	3,305	3,599	9,593	8,755
Wealth management fees	1,920	2,118	5,575	5,887
Letter of credit fees	457	343	1,231	1,318
Insurance fees	2,020	2,073	5,867	6,112
Mortgage banking	(3)	380	1,788	572
Other	2,584	2,088	8,244	6,659

Total Noninterest Income	8,224	10,260	27,697	27,744
NONINTEREST EXPENSE
Salaries and employee benefits	12,284	11,725	36,637	32,298
Occupancy, net	1,681	1,578	5,163	4,814
Furniture and equipment	1,201	1,183	3,824	3,243
Other taxes	940	677	2,741	2,119
Data processing	1,565	1,365	4,575	4,104
Marketing	717	799	2,251	2,461
Amortization of intangibles	557	358	1,752	655
FDIC assessment	1,526	131	6,914	280
Other	4,368	4,524	19,183	12,704

Total Noninterest Expense	24,839	22,340	83,040	62,678

Income (Loss) Before Taxes	11,836	20,935	(7,770)	61,111
Provision (Benefit) for Income Taxes	2,578	5,249	(6,530)	16,708

Net Income (Loss)	9,258	15,686	(1,240)	44,403
Preferred dividends and amortization of discount	1,543	—	4,368	—

Net Income (Loss) Available to Common Shareholders	$7,715	$15,686	$(5,608)	$44,403

Earnings per common share:
Net Income (Loss) – Basic	$0.28	$0.57	$(0.20)	$1.72
Net Income (Loss) – Diluted	0.28	0.57	(0.20)	1.71
Dividends declared per common share	0.15	0.31	0.61	0.93
Average Common Shares Outstanding – Basic	27,634	27,417	27,655	25,764
Average Common Shares Outstanding – Diluted	27,695	27,602	27,655	25,935

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share and per share data)	Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2008		$—	$74,285	$27,502	$375,654	$2,900	$(142,781)	$337,560
Net income for nine months ended September 30, 2008	$44,403				44,403			44,403
Other comprehensive income, net of tax
Change in unrealized losses on securities of $(11,121) net of reclassification adjustment for losses included in net income of $1,559 and tax benefit of $3,347	(6,215)					(6,215)		(6,215)
Change in pension obligation	10					10		10

Comprehensive Income	$38,198

Cash dividends declared on common stock ($0.93 per share)					(24,690)			(24,690)
Treasury stock issued for stock options exercised (285,674 shares)				(1,396)			7,899	6,503
Recognition of restricted stock compensation expense				286				286
Tax benefit from nonstatutory stock options exercised				804				804
Recognition of nonstatutory stock option compensation expense				341				341
Treasury stock issued in acquisition (2,751,749 shares)				15,602			76,113	91,715

Balance at September 30, 2008		$—	$74,285	$43,139	$395,367	$(3,305)	$(58,769)	$450,717

Balance at January 1, 2009		$—	$74,285	$43,327	$402,608	$(13,986)	$(57,540)	$448,694
Net loss for nine months ended September 30, 2009	$(1,240)				(1,240)			(1,240)

Other comprehensive income, net of tax
Change in unrealized gains on securities of $2,372 net of reclassification adjustment for losses included in net loss of $4,601 and tax provision of $(2,441)	4,532					4,532		4,532
Change in pension obligation	648					648		648

Comprehensive Income	$3,940

Preferred dividends and amortization of discount		519			(4,368)			(3,849)
Cash dividends declared on common stock ($0.61 per share)					(16,869)			(16,869)
Treasury stock issued for stock options exercised (51,879 shares)				(1,040)			1,434	394
Recognition of restricted stock compensation expense				351				351
Tax benefit from nonstatutory stock options exercised				4				4
Recognition of nonstatutory stock option compensation expense				341				341
Issuance of preferred stock (1)		104,664						104,664
Warrant for common stock issuance (1)				4,012				4,012

Balance at September 30, 2009		$105,183	$74,285	$46,995	$380,131	$(8,806)	$(56,106)	$541,682

(1)	The preferred stock issued to the U.S. Treasury in the amount of $104,664 is presented net of a discount of $4,012.

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2009	2008
Operating Activities
Net (Loss) Income	$(1,240)	$44,403
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	61,954	7,317
Provision for unfunded loan commitments	3,359	958
Depreciation and amortization	5,047	3,549
Net amortization of investment security premiums	718	697
Recognition of stock-based compensation expense	4	1,148
Security losses, net	4,601	1,559
Deferred income taxes	(9,230)	(5,858)
Tax benefits from stock-based compensation	(4)	(776)
Mortgage loans originated for sale	(120,711)	(13,769)
Proceeds from the sale of loans	119,428	14,394
Gain on the sale of loans, net	(372)	(178)
Decrease (increase)in interest receivable	4,442	(6,122)
(Decrease) increase in interest payable	(2,386)	80
Increase (decrease) in other assets	(423)	7,084
Decrease in other liabilities	(7,980)	(3,752)

Net Cash Provided by Operating Activities	57,207	50,734

Investing Activities
Net increase of interest-earning deposits with banks	(4)	(12)
Proceeds from maturities of securities available for sale	159,041	50,247
Proceeds from sales of securities available for sale	4,002	146,279
Purchases of securities available for sale	(75,114)	(73,331)
Net decrease (increase) in loans	79,134	(294,662)
Purchases of premises and equipment	(1,468)	(4,047)
Proceeds from the sale of premises and equipment	1,613	—
Payment for purchase of IBT, net of cash acquired	—	(68,304)

Net Cash Provided by (Used in) Investing Activities	167,204	(243,830)

Financing Activities
Net decrease in deposits	(48,670)	(114,764)
Net increase in time deposits	100,038	51,221
Net (decrease) increase in short-term borrowings	(225,925)	297,850
Net decrease in securities sold under repurchase agreements and federal funds purchased	(51,989)	(28,940)
Proceeds from long-term borrowings	—	20,000
Repayments of long-term borrowings	(84,178)	(87,698)
Proceeds from junior subordinated debt securities	—	64,888
Proceeds from issuance of preferred stock and warrants	108,676	—
Treasury stock issued for stock option exercised	394	6,503
Preferred dividends paid	(3,155)	—
Cash dividends paid to shareholders	(21,275)	(23,747)
Tax benefits from stock-based compensation	4	776

Net Cash (Used in) Provided by Financing Activities	(226,080)	186,089
Decrease in Cash and Cash Equivalents	(1,669)	(7,007)
Cash and Cash Equivalents at Beginning of Period	69,780	74,879

Cash and Cash Equivalents at End of Period	$68,111	$67,872

Non Cash Activities
Transfers to other real estate owned and repossessed assets	$4,603	$623

See Notes to Condensed Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of S&T Bancorp, Inc. and subsidiaries (“S&T”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. S&T operates within one business segment, community banking, providing a full range of services to individual and corporate customers. The condensed consolidated balance sheet as of December 31, 2008 has been extracted from the audited financial statements included in S&T’s 2008 annual report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009.

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

For the nine month periods ended September 30, 2009 and 2008, interest paid was $30,214,000 and $44,636,000, respectively. Income taxes paid during the first nine months of 2009 were $5,338,000 compared to $17,928,000 for the same period of 2008.

NOTE B - NET INCOME PER SHARE

Earnings per common share is calculated after recognition of preferred stock dividends and accretion. S&T’s basic net income per common share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per common share, net income, which is net of preferred dividends and accretion, is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. S&T’s common stock equivalents consist of outstanding stock options, restricted stock and warrants. Excluded from the calculation were anti-dilutive stock options of 1,188,000 shares and 551,000 shares for the nine months ended September 30, 2009 and 2008, respectively.

A reconciliation of the weighted average shares outstanding used to calculate basic net income (loss) per share and diluted net income (loss) per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average shares outstanding (basic)	27,633,742	27,416,807	27,654,570	25,764,275
Impact of common stock equivalents	61,463	185,409	—	170,370

Weighted average shares outstanding (diluted)	27,695,205	27,602,216	27,654,570	25,934,645

NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, FASB issued SFAS No. 141R (ASC 805-10), “Business Combinations,” and SFAS No. 160 (ASC 810-10), “Noncontrolling Interest in Consolidated Financial Statements.” SFAS No. 141R (ASC 805-10) and No. 160 (ASC 810-10) require most identifiable assets, liabilities, noncontrolling interest, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141R (ASC 805-10) and No. 160 (ASC 810-10) are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141R (ASC 805-10) will be applied to all business entities and SFAS No. 160 (ASC 810-10) will be applied prospectively to all noncontrolling interests, including any that arose before the December 15, 2008 effective

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

date. The adoption of SFAS No. 141R (ASC 805-10) and No. 160 (ASC 810-10) did not have a significant impact on S&T’s consolidated financial position and results of operations.

In March 2008, FASB issued SFAS No. 161 (ASC 815-10), which amends SFAS No. 133 (ASC 815-10) “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 (ASC 815-10) requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 (ASC 815-10), and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 (ASC 815-10) is effective prospectively for annual or interim reporting periods beginning after November 15, 2008. The adoption of SFAS No. 161 (ASC 815-10) did not have a significant impact on S&T’s consolidated results of operations or financial position.

In June 2008, FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1 (ASC 260-10) “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 (ASC 260-10) clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting. Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128 (ASC 260-10), “Earnings per Share.” FSP EITF 03-6-1 (ASC 260-10) requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 (ASC 260-10) is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earning per share data. The adoption of FSP EITF 03-6-1 (ASC 260-10) did not have a significant impact on S&T’s consolidated results of operations or earnings per share.

In April 2009, FASB issued FSP FAS No. 107-1 (ASC 825-10), “Interim Disclosures About Fair Value of Financial Instruments” which amends SFAS No. 107 (ASC 825-10), “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28 (ASC 270-10), “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 (ASC 825-10) is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP in the second quarter of 2009 did not have a significant impact on S&T’s consolidated results of operations or financial position.

In April 2009, FASB issued FSP No. 115-2 and No. 124-2 (ASC 320-10), “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. This FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, this FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP in the second quarter of 2009 did not have a significant impact on S&T’s consolidated results of operations or financial position.

In April 2009, FASB issued FSP FAS No. 157-4 (ASC 820-10), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 (ASC 820-10) “Fair Value Measurement” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 (ASC 820-10) is effective for interim and annual reporting periods ending after June 15, 2009 and should be applied prospectively. The adoption of this FSP in the second quarter of 2009 did not have a significant impact on S&T’s consolidated results of operations or financial position.

In May of 2009, FASB issued SFAS No. 165 (ASC 855-10), “Subsequent Events” which establishes principles and requirements for subsequent events. This statement requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. SFAS No. 165 (ASC 855-10) is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 (ASC 855-10) in the second quarter of 2009 did not have a significant impact on S&T’s consolidated results of operations or financial position.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

In June of 2009, FASB issued SFAS No. 166 (ASC Topic 860), “Accounting for Transfers of Financial Assets” which amends SFAS No. 140 (ASC 860-10). “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement eliminates the qualifying special-purpose entities (“QSPEs”) concept and associated guidance that had been a significant source of complexity, creates more stringent conditions for reporting a transfer of a portion of financial asset as a sale, clarifies other sale accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 (ASC Topic 860), is effective as of the beginning of the first annual and interim reporting period that begins after November 15, 2009. S&T does not anticipate that the adoption of SFAS No. 166 (ASC Topic 860), will have a significant impact on S&T’s consolidated results of operations or financial position.

In June of 2009, FASB issued SFAS No. 167 (ASC Topic 810), “Amendments of FASB Interpretation No. 46(R)” which amends FIN 46(R) (ASC 810-10) to require former QSPEs to be evaluated for consolidation and also changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary and requires companies to more frequently reassess whether they must consolidate VIEs. SFAS No. 167 (ASC Topic 810) is effective as of the beginning of the first annual and interim reporting period that begins after November 15, 2009. S&T does not anticipate that the adoption of SFAS No. 167 (ASC Topic 810) will have a significant impact on S&T’s consolidated results of operations or financial position.

In July of 2009, FASB issued SFAS No. 168 (ASC 105-10), “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”. The codification will become the exclusive authoritative reference for U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 (ASC 105-10) in the third quarter of 2009 did not have a significant impact on S&T’s consolidated results of operations or financial position.

In December of 2008, FASB issued FSP No. 132(R) (ASC 715-20-65-2), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires more disclosure about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair value measurements and the fair value techniques and inputs used to measure plan assets. FSP No. 132(R) (ASC 715-20-65-2) is effective for annual periods ending after December 15, 2009. S&T does not anticipate that the adoption of FSP No. 132(R) (ASC 715-20-65-2) will have a significant impact on S&T’s consolidated results of operations or financial position.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of IBT.

(dollars in thousands)	June 6, 2008 Unaudited
Assets
Cash and cash equivalents	$17,066
Securities	253,347
Other investments	5,856
Loans, net of allowance of $5,420	484,643
Premises and other equipment	7,310
Goodwill and other intangibles	125,080
Other assets	23,102

Total assets acquired	$916,404

Liabilities
Deposits	$573,601
Borrowings	160,316
Other liabilities	5,869

Total liabilities assumed	739,786

Net assets acquired	$176,618

Presented below is certain unaudited pro forma information for the nine months ended September 30, 2008, as if IBT had been acquired on January 1, 2008. These results combine the historical results of IBT for the period from January 1, 2008 to June 6, 2008 with the results of S&T. The results of IBT exclude certain non-recurring merger related expenses (including contract buy-outs $5,183,000; change-in-control payments, $1,014,000; and legal and consulting expense of $2,200,000). These pro forma results which include certain adjustments for the estimated impact of purchase accounting adjustments, are not necessarily indicative of what results would have been had the acquisition taken place on the indicated dates. Revenue is the sum of net interest income (total interest income less total interest expense) plus noninterest income, excluding security losses.

(dollars in thousands, except per share data)	Nine Months Ended September 30, 2008
Revenue	$143,906
Net income	49,366
Net income available to common shareholders	49,366
Basic EPS	$1.81
Diluted EPS	$1.79

NOTE E -FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, S&T adopted SFAS No. 157 (ASC 820-10), “Fair Value Measurements.” SFAS No. 157 (ASC 820-10) provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 (ASC 820-10) also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 (ASC 820-10) applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 (ASC 820-10) does not expand the use of fair value in any new circumstances. FSP FAS No. 157-2 (ASC 820-10) delayed the effective date of SFAS No. 157 (ASC 820-10) for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008 and interim periods within those years. For companies with calendar year ends that have not previously applied the provisions of SFAS No. 157 (ASC 820-10) to nonrecurring fair value measurements of nonfinancial items based on the deferral in FSP FAS No. 157-2 (ASC 820-10), the application of SFAS No. 157 (ASC 820-10) to those measurements was required beginning in the first quarter of 2009.

Fair-Value Hierarchy

SFAS No. 157 (ASC 820-10) specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.

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

SFAS No. 157 (ASC 820-10) requires the use of observable market data when available.

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

These MSRs, which totaled $1,668,000 as of September 30, 2009, are classified as part of other assets on S&T’s Condensed Consolidated Balance Sheet. Changes in the valuation allowance for MSRs are recorded in mortgage banking in S&T’s Condensed Consolidated Statement of Income. MSRs are classified as Level 3 because the valuation model includes significant unobservable inputs.

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

S&T also offers rate lock commitments to potential borrowers for residential mortgage loans. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. In addition, S&T can encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. S&T may utilize forward sales contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The rate lock is executed by S&T for the benefit of the mortgagee, and in turn a forward sales contract is executed between S&T and the investor. Both the rate lock commitment and the corresponding forward sales contract for each customer are considered derivatives. The mortgagee typically has the option to not exercise the mortgage commitment; however, S&T is contractually obligated on both the commitment for the mortgage and the future sales contract. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income on the consolidated statements of income. These rate lock commitments and the corresponding forward sales contracts are marked to market on a quarterly basis. Because the estimated fair value includes certain observable inputs, it is considered a Level 2 fair value.

S&T periodically utilizes interest rate swap contracts for asset and liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. The notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Interest-rate swaps are contracts in which a series of interest-rate flows (fixed and floating) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged. As of September 30, 2009, S&T is not utilizing interest rate swap contracts for non-customer positions.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

Items Measured at Fair Value on a Recurring Basis

The following table presents S&T’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at September 30, 2009 and December 31, 2008.

September 30, 2009

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$122,863	$—	$122,863
Collateralized mortgage obligations of U.S. government corporations and agencies	—	64,821	—	64,821
Mortgage-backed securities of U.S. government corporations and agencies	—	66,396	—	66,396
Obligations of state and political subdivisions	—	98,632	—	98,632
Marketable equity securities	3,379	8,380	1,138	12,897
Other equity securities	830	—	—	830
Trading account assets	2,814	—	—	2,814
Mortgage servicing rights	—	—	1,668	1,668
Interest rate swaps	—	15,185	—	15,185
Interest rate lock commitments	—	289	—	289

Total Assets	$7,023	$376,566	$2,806	$386,395

Liabilities
Interest rate swaps	—	$14,934	—	$14,934
Forward sales contracts		97		97

Total Liabilities	—	$15,031	—	$15,031

December 31, 2008

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Obligations of U.S. government corporations and agencies	$—	$169,251	$—	$169,251
Collateralized mortgage obligations of U.S. government corporations and agencies	—	63,900	—	63,900
Mortgage-backed securities of U.S. government corporations and agencies	—	78,952	—	78,952
Obligations of state and political subdivisions	—	122,478	—	122,478
Other debt securities	—	25	—	25
Marketable equity securities	5,175	8,693	1,050	14,918
Other equity securities	3,189	—	—	3,189
Trading account assets	2,268	—	—	2,268
Mortgage servicing rights	—	—	832	832
Interest rate swaps	—	25,077	—	25,077
Interest rate lock commitments	—	120	—	120

Total Assets	$10,632	$468,496	$1,882	$481,010

Liabilities
Interest rate swaps	—	$24,979	—	$24,979
Forward sale contracts	—	49	—	49

Total Liabilities	—	$25,028	—	$25,028

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

The following table presents the changes in the Level 3 fair-value category for the nine-month period ended September 30, 2009 and 2008. S&T classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

September 30, 2009

(dollars in thousands)	Beginning Balance at January 1, 2009	Principal Transactions	Gains/(Losses) Realized and Unrealized	Transfers in and or out of Level 3	Ending Balance at September 30, 2009
Securities available for sale (1)	$1,050	$—	$88	$—	$1,138
Mortgage servicing rights (2)	832	848	(12)	—	1,668

(1)

Changes in fair value for available for sale investments are recorded in accumulated other comprehensive income, while gains and losses from sales are recorded in net security gains( losses) on the Condensed Consolidated Statements of Income (Loss).

(2)	Unrealized gains (losses) on MSRs are recorded in mortgage banking noninterest income on the Condensed Consolidated Statements of Income (Loss).

September 30, 2008

(dollars in thousands)	Beginning Balance at January 1, 2008	Principal Transactions	Gains/(Losses) Realized and Unrealized	Transfers in and or out of Level 3	Ending Balance at September 30, 2008
Securities available for sale (1)	$750	$300	$—	$—	$1,050
Mortgage servicing rights (2)	1,861	(75)	81	—	1,867

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

The following table presents S&T’s assets and liabilities that are measured at fair value on a nonrecurring basis by fair value hierarchy level at September 30, 2009 and December 31, 2008.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

September 30, 2009

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$50,425	$38,028	$88,453

December 31, 2008

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$39,798	$7,531	$47,329

In addition to financial instruments recorded at fair value in S&T’s financial statements, SFAS No. 107 (ASC 825-10), disclosure about Fair Value of Financial Instruments, requires disclosure of estimated fair value of all of an entity’s assets and liabilities considered to be financial instruments. For S&T, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments as defined in SFAS No. 107(ASC 825-10). However, many of such instruments lack an available trading market as characterized by a willing buyer and willing seller engaged in an exchange transaction. Also, it is S&T’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities. For fair value disclosure purposes, S&T substantially utilized the fair value measurement criteria as required under SFAS No. 157 (ASC 820-10) and explained above. In cases where quoted fair values were not available, S&T uses present value methods to estimate the fair value of its financial instruments. These estimates of fair value are significantly affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange.

For the financial instruments not required to be included in the SFAS No. 157 (ASC 820-10) above, the following methods and assumptions were used by S&T in estimating its fair value disclosures:

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

Junior Subordinated Debt Securities

For the variable-rate junior subordinated debt securities that reprice quarterly, fair values are based on carrying values and adjusted for any related credit factors. For the fixed rate junior subordinated debt securities, the fair values disclosed are estimated using current rates for junior subordinated debt securities of similar remaining maturities and adjusted for any related credit factors.

Loan Commitments and Standby Letters of Credit

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counter-parties. Also, unfunded loan commitments relate principally to variable-rate commercial loans and typically non-binding.

Estimates of fair value have not been made for items that are not defined as financial instruments, including such items as S&T’s core deposit intangibles and the value of its trust operation. S&T believes it is impractical to estimate a representational fair value for these types of assets, which represent significant value to S&T.

The following table indicates the estimated fair value of S&T’s financial instruments as of :

	September 30, 2009		December 31, 2008
(dollars in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
ASSETS
Cash and due from banks	$68,111	$68,111	$69,780	$69,780
Securities available for sale	366,438	366,438	452,713	452,713
Other investments	23,542	23,542	23,542	23,542
Gross loans	3,433,686	3,446,347	3,603,545	3,568,716
Trading account assets	2,814	2,814	2,268	2,268
Mortgage servicing rights	1,668	1,668	832	832
Interest-rate swaps	15,185	15,185	25,077	25,077
Interest rate lock commitments	289	289	120	120

LIABILITIES
Deposits	$3,293,173	$3,279,784	$3,249,219	$3,228,416
Securities sold under repurchase agreements & federal funds purchased	61,430	61,430	113,419	113,419
Short-term borrowings	82,550	82,550	308,475	308,475
Long-term borrowings	99,127	96,153	186,152	180,331
Junior subordinated debt securities	92,512	90,619	92,925	90,619
Interest-rate swaps	14,934	14,934	24,979	24,979
Forward sale contracts	97	97	49	49

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

S&T utilizes interest rate swaps for commercial loans. These derivative positions relate to transactions in which S&T enters into an interest-rate swap with a customer while at the same time entering into an offsetting interest-rate swap with another financial institution. In connection with each transaction, S&T agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a same notional amount at a fixed rate. At the same time, S&T agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows S&T’s customer to effectively convert a variable rate loan to a fixed rate. These agreements could have floors or caps.

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

Interest Rate Lock Commitments and Forward Sale Contracts

In the normal course of business, S&T sells originated mortgage loans into the secondary mortgage loan market. S&T offers interest rate lock commitments to potential borrowers. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. In addition, S&T can encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. S&T may utilize forward sales contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The rate lock is executed between the mortgagee and S&T and in turn a forward sales contract may be executed between S&T and the investor. Both the rate lock commitment and the corresponding forward sales contract for each customer are considered derivatives pursuant to SFAS No. 133 (ASC 815-10), “Accounting for Derivative Instruments and Hedging Activities” and do not qualify for hedge accounting. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income on the condensed consolidated statements of income.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

	Asset Derivatives (included in Other Assets)		Liability Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Derivatives not designated as hedging instruments Under SFAS No. 133 (ASC 815-10)
Interest rate swap contracts - Commercial Loans
Fair value	$15,185	$25,077	$14,934	$24,979
Notional amount	234,112	205,769	234,112	205,769
Collateral posted	—	—	9,495	18,975
Interest rate lock commitments - Mortgage Loans
Fair value	289	120	—	—
Notional amount	10,360	5,457	—	—
Forward sale contracts - Mortgage Loans
Fair value	—	—	97	49
Notional amount	—	—	8,531	3,453

	Amount of Gain or (Loss) Recognized in Income on Derivatives (included in Other Noninterest Income)
(dollars in thousands)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Derivatives not designated as hedging instruments Under SFAS No. 133 (ASC 815-10)
Interest rate swap contracts – Commercial Loans	$(431)	$(253)
Interest rate lock commitments – Mortgage Loans	169	55
Forward sale contracts – Mortgage Loans	(48)	5

NOTE G - EMPLOYEE BENEFITS

The following table summarizes the components of net periodic pension expense for S&T’s defined benefit plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Service cost – benefits earned during the period	$578	$531	$1,728	$1,496
Interest cost on projected benefit obligation	949	884	2,850	2,533
Expected return on plan assets	(1,072)	(1,387)	(3,221)	(4,010)
Net amortization and deferral	(1)	(1)	(5)	7
Recognized net actuarial (gain)/loss	324	—	962	—

Net Periodic Pension Expense	$778	$27	$2,314	$26

S&T made no contributions to its pension plan in 2008. No contributions are required to be made for 2009.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE H - SECURITIES

The amortized cost and fair value of securities are as follows:

September 30, 2009

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government corporations and agencies	$120,744	$2,119	$—	$122,863
Collateralized mortgage obligations of U.S. government corporations and agencies	62,253	2,568	—	64,821
Mortgage-backed securities of U.S. government corporations and agencies	62,934	3,462	—	66,396
Obligations of state and political subdivisions	96,259	2,515	(142)	98,632

Debt securities available for sale	342,190	10,664	(142)	352,712
Marketable equity securities	13,140	563	(807)	12,896
Other securities	830	—	—	830

Total	$356,160	$11,227	$(949)	$366,438

December 31, 2008

	Available for Sale
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government corporations and agencies	$165,529	$3,722	$—	$169,251
Collateralized mortgage obligations of U.S. government corporations and agencies	62,524	1,376	—	63,900
Mortgage-backed securities of U.S. government corporations and agencies	76,398	2,585	(31)	78,952
Obligations of state and political subdivisions	123,252	510	(1,284)	122,478
Other Securities	25	—	—	25

Debt securities available for sale	427,728	8,193	(1,315)	434,606
Marketable equity securities	18,491	703	(4,276)	14,918
Other securities	3,189	—	—	3,189

Total	$449,408	$8,896	$(5,591)	$452,713

For debt securities classified as available for sale, S&T does not believe any individual unrealized loss as of September 30, 2009 represents an other-than-temporary impairment. S&T performs a review of the entire securities portfolio on a quarterly basis to identify securities that may indicate an other-than-temporary impairment. S&T management considers the length of time and the extent to which the fair value has been less than cost and the financial condition of the issuer. The unrealized losses on seventeen debt securities at September 30, 2009 are attributable to changes in interest rates. The unrealized losses on thirteen marketable equity securities at September 30, 2009 are attributable to temporary declines in fair value. S&T does not intend to sell or it is not more likely than not that it will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of its amortized cost.

There were $198,000 and $3,100,000 in gross realized gains and $4,799,000 and $4,600,000 in gross realized losses for the nine months ended September 30, 2009 and 2008, respectively, relative to securities available for sale. S&T recognized other-than-temporary impairments totaling $4,135,000 on eleven equity securities during the first nine months of 2009 and $3,900,000 of other-than temporary impairments on five equity securities during the first nine months ended September 30, 2008, which are included in the gross realized losses. For the three months ended September 30, 2009, S&T recognized other-than-temporary impairments of $2,066,000 on seven equity securities and recognized $2,600,000 of other-than-temporary impairments on two equity securities for the three months ended September 30, 2008.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables present the age of gross unrealized losses and fair value by investment category:

September 30, 2009

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of state and political subdivisions	3,048	(35)	3,926	(107)	6,974	(142)

Debt securities available for sale	3,048	(35)	3,926	(107)	6,974	(142)
Marketable equity securities	2,959	(807)	—	—	2,959	(807)

Total temporarily impaired securities	$6,007	$(842)	$3,926	$(107)	$9,933	$(949)

December 31, 2008

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations of U.S. government corporations and agencies	$27	$—	$—	$—	$27	$—
Mortgage-backed securities of U.S. government corporations and agencies	5,065	(31)	—	—	5,065	(31)
Obligations of state and political subdivisions	40,760	(1,282)	1,286	(2)	42,046	(1,284)
Other Securities	25	—	—	—	25	—

Debt securities available for sale	45,877	(1,313)	1,286	(2)	47,163	(1,315)
Marketable equity securities	10,671	(4,276)	—	—	10,671	(4,276)

Total temporarily impaired securities	$56,548	$(5,589)	$1,286	$(2)	$57,834	$(5,591)

The amortized cost and estimated fair value of debt securities at September 30, 2009, by estimated maturity, are as set forth in the following table. Mortgage-backed securities and collateralized mortgage obligations, which are not due at a single maturity date, have been allocated over maturity groupings based upon the current estimated average life. The mortgage-backed securities and collateralized mortgage obligations may mature earlier or later than their estimated average lives because of principal repayment optionality.

Available for Sale (dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$143,438	$145,561
Due after one year through five years	176,659	184,383
Due after five years through ten years	21,046	21,687
Due after ten years	1,047	1,081

Total Debt Securities Available for Sale	$342,190	$352,712

At September 30, 2009 and December 31, 2008, investment securities with a principal amount of $255,390,000 and $379,477,000, respectively, were pledged to secure repurchase agreements, public funds, trust fund deposits and derivative collateral.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE I - LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio was as follows:

(dollars in thousands)	September 30, 2009	December 31, 2008
Real estate - construction	$364,752	$374,925
Real estate - mortgages:
Residential	824,873	846,246
Commercial	1,425,552	1,440,200
Commercial and industrial	747,656	822,543
Consumer	81,454	84,065

Gross Portfolio Loans	3,444,287	3,567,979
Allowance for loan losses	(60,880)	(42,689)

Total Portfolio Loans	3,383,407	3,525,290
Loans held for sale	2,060	737

Total Loans	$3,385,467	$3,526,027

Changes in the allowance for loan losses for the nine months ended September 30 were as follows:

(dollars in thousands)	2009	2008
Balance at beginning of year	$42,689	$34,345
Charge-offs	(44,787)	(5,758)
Recoveries	1,024	1,911

Net charge-offs	(43,763)	(3,847)
Provision for loan losses	61,954	7,317
Acquired loan loss reserve	—	5,420

Balance at end of period	$60,880	$43,235

The principal balances of loans on nonaccrual status were $86,454,000 and $42,466,000 at September 30, 2009 and December 31, 2008, respectively. Included in the principal balances of loans on nonaccrual status was one restructured loan totaling $1,435,000 at September 30, 2009. Assets acquired through foreclosure or repossession, which is included in other assets, was $4,745,000 at September 30, 2009 and $851,000 at December 31, 2008.

S&T attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio. S&T monitors concentrations of credit risk. At September 30, 2009 and December 31, 2008, S&T had no concentrations of credit risk by industry or group. The commercial real estate portfolio comprises $1.8 billion or 52 percent of total loans at September 30, 2009. However, the segmentation (types of loans) within the commercial real estate portfolio have no concentration in excess of 10 percent of total loans. In addition, the commercial real estate portfolio had $353.6 million or 10 percent of total loans to customers outside of western Pennsylvania. Geographic concentrations exist because S&T provides a full range of banking services, including commercial, consumer and mortgage loans to individuals and corporate customers in its ten-county market areas in western Pennsylvania. Management believes underwriting guidelines and ongoing review by loan administration mitigate these risks.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans as of September 30, 2009 and December 31, 2008:

(dollars in thousands)	September 30, 2009	December 31, 2008
Recorded investment in loans considered to be impaired	$88,453	$47,329
Recorded investment in impaired loans with no related allowance for loan losses	30,528	18,840
Loans considered to be impaired that were on a nonaccrual basis	71,404	27,851
Allowance for loan losses related to loans considered to be impaired	17,868	7,115
Average recorded investment in impaired loans	74,552	34,817
Total interest income per contractual terms on impaired loans	4,103	3,192
Interest income on impaired loans recognized on a cash basis	1,496	1,788

NOTE J - BORROWINGS

Following is a summary of short-term borrowings at:

(dollars in thousands)	September 30, 2009	December 31, 2008
Securities sold under repurchase agreements	$61,430	$113,419
Federal Home Loan Bank Advances	82,550	308,475

Total	$143,980	$421,894

Short-term borrowings are for terms under one year and were comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased and Federal Home Loan Bank (“FHLB”) advances. S&T defines repurchase agreements with its local retail customers as retail REPOs; short-term wholesale REPOs are those transacted with other banks and brokerage firms. Securities pledged as collateral under these REPOs financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral provided to a third party is continually monitored, and additional collateral is obtained or requested to be returned as appropriate. Federal funds purchased are unsecured overnight borrowings with other financial institutions; overnight and FHLB advances are for various terms secured by a blanket lien on residential mortgages and other real estate secured loans with the FHLB of Pittsburgh.

Following is a summary of long-term debt at:

(dollars in thousands)	September 30, 2009	December 31, 2008
Long-term borrowings	$96,153	$180,331
Junior subordinated debt	90,619	90,619

Total	$186,772	$270,950

The purpose of these long-term borrowings is to match-fund selected new loan originations, to mitigate interest-rate sensitivity risk to take advantage of discounted borrowing rates through the FHLB for community investment projects and as a source of regulatory capital as in the case of junior subordinated debt securities. S&T had long-term debt outstanding of $118,053,000 at September 30, 2009 at a fixed rate and $68,719,000 at a variable rate. Long-term borrowings at December 31, 2008 included repurchase agreement borrowings with embedded floors of $50,000,000 and the weighted average rate was 2.53 percent.

NOTE K - GUARANTEES

S&T, in the normal course of business, commits to extend credit and issue standby letters of credit. The obligations are not recorded in S&T’s financial statements. Loan commitments and standby letters of credit are subject to S&T’s normal credit underwriting policies and procedures and generally require collateral based upon management’s evaluation of each customer’s financial condition and ability to satisfy completely the terms of the agreement. S&T’s exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral. Unfunded commercial loan commitments totaled $795,073,000, unfunded other loan commitments, comprised of credit card lines and home equity lines, totaled $244,343,000 and obligations under standby letters of credit totaled

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

$156,811,000 at September 30, 2009. S&T’s allowance for lending-related commitments such as unfunded commercial real estate, commercial and industrial term loan commitments and letters of credit totaled $4,682,000 at September 30, 2009 and $1,323,000 at December 31, 2008. The allowance for lending-related commitments is included in other liabilities.

NOTE L - LITIGATION

S&T, in the normal course of business, is subject to various legal proceedings in which claims for monetary damages are asserted. Management does not believe that the outcome of any current proceedings will have a material adverse effect on the consolidated financial position of S&T.

NOTE M - SUBSEQUENT EVENTS

S&T completed a subsequent event review through the issue date of November 5, 2009 of this report. As part of that review, fair values of the securities portfolio were reviewed to evaluate if there were any material declines in fair value. There were no subsequent events determined or material declines in fair value of the securities portfolio since the balance sheet date of September 30, 2009 as concluded in the review.

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

Business Summary

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania and with assets of approximately $4.2 billion at September 30, 2009. S&T provides a full range of financial services through a network of 55 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; financial and estate planning; estate and trust administration; investment management; employee benefit services and administration; corporate services and other fiduciary services. S&T’s common stock trades on the Nasdaq Global Select Market under the symbol “STBA”.

Recent turbulence in significant portions of the global financial and real estate markets has adversely impacted our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting the economy in general. During the first nine months of 2009, S&T’s performance was specifically negatively impacted by sharp increases in delinquencies and nonperforming loan levels and the overall slowdown in the economy that is affecting all segments of the loan portfolio. The area of commercial loans has been and continues to be the subject of considerable management focus and review.

During the first nine months of 2009, S&T temporarily reduced borrowings since participation in the U. S. Treasury Capital Purchase Program provided increased liquidity pending deployment into loans or debt securities purchases. The decrease in borrowings is also the result of decreased loan demand as consumers and businesses react to the economic slowdown, and maturing investment securities not being replaced as an S&T Asset Liability Committee (“ALCO”) strategy to limit the replacement of matured investment securities to mitigate interest rate and liquidity risk. As a result, total assets at September 30, 2009 decreased from total assets at December 31, 2008.

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

On January 16, 2009, S&T completed a $108,676,000 capital raise as a participant in the U.S. Treasury Capital Purchase Program. In conjunction with S&T’s participation in the Program, S&T issued to the U.S. Treasury 108,676 shares of S&T’s Series A Preferred Stock, having a liquidation amount per share equal to $1,000 per share, for a total price of $108,676,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5 percent per year for the first five years and thereafter at a rate of 9 percent per year. S&T calculated the fair value of the preferred stock using a discounted cash flow model and a 10% discount rate. The level yield method is used to amortize the discount on the preferred stock over a period of five years. Under changes made to the program by the American Recovery and Reinvestment Act of 2009 (“ARRA”), subject to approval by banking regulatory agencies, S&T can redeem the Series A Preferred Stock, plus any accrued and unpaid dividends, at any time. If S&T only redeems part of the program investment, then it must pay a minimum of 25 percent of the issuance price, or $27,169,000. The Series A Preferred Stock is generally non-voting. Prior to January 16, 2012, unless S&T has redeemed the Series A Preferred Stock or the U.S. Treasury has transferred the Series A Preferred Stock to a third party, the consent of the U.S. Treasury will be required for S&T to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances.

In addition, the Series A Preferred Stock issuance includes certain restrictions on executive compensation that could limit the tax deductibility of compensation S&T pays to executive management.

As part of its purchase of the Series A Preferred Stock, the U.S. Treasury received a Warrant to purchase 517,012 shares of S&T’s common stock at an initial per share exercise price of $31.53. The Warrant provides for the adjustment of the exercise price and the number of shares of S&T’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of S&T’s common stock, and upon certain issuances of S&T’s common stock at or below a specified price relative to the initial exercise price. Management engaged an outside expert to calculate the fair value of the common stock warrants issued by S&T on January 16, 2009. The methodology used for deriving fair value was estimated using the binomial pricing model and incorporated assumptions called for by Paragraph 16 and Appendix A of SFAS 123(R) (ASC 718-10). When reviewing the assumptions, the guidance in SEC Staff Accounting Bulletin No. 107 was utilized.

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

On October 14, 2008, pursuant to authority granted under the EES Act, the U.S. Treasury announced the Program whereby the U.S. Treasury agreed to purchase senior preferred shares from qualifying U.S. financial institutions. Each participating institution may sell an amount of senior preferred shares ranging from 1.0 percent to 3.0 percent of its September 30, 2008 risk-weighted assets. The preferred shares are generally nonvoting, pay an initial dividend rate of 5.0 percent per year for the first five years increasing to 9.0 percent per year after year five. Under changes made to the program by the ARRA, subject to approval by banking regulatory agencies, S&T can redeem the Series A Preferred Stock, plus any accrued and unpaid dividends, at any time. If S&T only redeems part of the program investment, then it must pay a minimum of 25 percent of the issuance price, or $27,169,000. As part of the consideration for the shares, the U.S. Treasury requires the receipt of Warrants to acquire common stock from the participating institution having an aggregate market price equal to 15.0 percent of the amount of capital invested by the U.S. Treasury in the senior preferred shares, at an exercise price equal to the average trailing 20-trading day market price of the institution’s common stock at the time of issuance. Participating institutions must agree to certain limitations on executive compensation, repurchases of junior preferred or common stock and increases in common stock dividend payments. S&T applied to participate in the Program and was approved to receive $108,676,000 in exchange for the U.S. Treasury purchase of S&T senior preferred stock. The transaction closed on January 16, 2009.

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

Financial Condition

Total assets averaged $4.3 billion in the first nine months of 2009 and $4.0 billion for the 2008 full year average. Average loans increased $262.8 million and average securities, other investments and federal funds sold decreased $6.8 million in the first nine months of 2009 as compared to the 2008 full year average. Average deposits increased $343.9 million and average borrowings decreased $177.5 million during the nine months ended September 30, 2009 as compared to the 2008 full year average. As a result of the IBT acquisition in June of 2008, average assets increased $452.3 million, average securities increased $147.3 million, average loans increased $278.5 million and average deposits increased $326.0 million.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis

	Nine Months Ended September 30, 2009			Twelve Months Ended December 31, 2008
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$3,493.6	$138.3	5.29%	$3,230.8	$201.6	6.24%
Securities/other (1)	423.3	13.6	4.29%	430.1	19.7	4.58%

Total interest-earning assets	3,916.9	151.9	5.18%	3,660.9	221.3	6.04%
Noninterest-earning assets	373.4			310.1

TOTAL	$4,290.3			$3,971.0

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,242.1	$3.8	0.41%	$1,261.5	$14.7	1.17%
Time deposits	1,376.7	26.1	2.54%	1,102.7	37.7	3.41%
Borrowed funds < 1 year	216.8	0.6	0.37%	356.8	6.0	1.69%
Borrowed funds > 1 year	229.3	7.9	4.62%	266.8	13.8	5.17%

Total interest-bearing liabilities	3,064.9	38.4	1.68%	2,987.8	72.2	2.42%
Noninterest-bearing liabilities:
Demand deposits	622.4			533.1
Shareholders’ equity/other	603.0			450.1

TOTAL	$4,290.3			$3,971.0

Net yield on interest-earning assets			3.87%			4.07%

Net Interest Income		$113.5			$149.1

(1)	The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this non-GAAP measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. This non-GAAP measure and is further discussed on page 34.

Lending Activity

Average loans increased $262.8 million to $3.5 billion during the nine months ended September 30, 2009 as compared to the 2008 full year average. Changes in the composition of the average loan portfolio included increases of $96.2 million of residential mortgages and home equity loans, $229.9 million of commercial real estate loans, $2.5 million of consumer loans, offset by a decrease of $65.8 million in commercial and industrial loans. As a result of the IBT acquisition in June of 2008, average loans increased $278.5 million. The composition of the IBT loan portfolio included $26.7 million of commercial and industrial loans, $119.2 million of residential mortgages and home equity loans, $125.8 million of commercial real estate loans and $6.8 million of consumer loans. Average organic loans decreased $15.6 million. The composition of the average organic loan decreases included $92.5 million of commercial and industrial loans, $23.0 million of residential mortgages and home equity loans, $4.3 million of consumer loans, offset by an increase of $104.2 million in commercial real estate loans.

Average commercial loans, including commercial real estate, commercial and industrial and real estate construction comprised 73 percent of the average loan portfolio for the nine months ended September 30, 2009 and 74 percent for the 2008 full year average. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. The commercial real estate portfolio had $353.6 million or 10 percent of total loans that involved projects outside of western Pennsylvania. Generally, these loans are with existing local customers. The decline in the economic environment has been significantly higher in various parts of the country as compared to western Pennsylvania. Accordingly, the out of state portfolio is experiencing higher credit stress and has been the subject of considerable management focus and review. Rates and terms for commercial real estate, equipment loans and lines of credit are normally negotiated, subject to such variables as the financial condition of the borrower, economic conditions, marketability of collateral, credit history of the borrower and projected future cash flows. The loan to value policy

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

guideline for commercial real estate loans is generally 65-85 percent. Variable-rate commercial loans were 49 percent of the commercial loan portfolio at September 30, 2009 and 49 percent at December 31, 2008.

Average residential mortgage loans comprised 25 percent of the average loan portfolio for the nine months ended September 30, 2009 and 23 percent for the 2008 full year average. Residential mortgage lending reached record levels during the first nine months of 2009 as consumers took advantage of lower interest rates. Residential mortgage lending continues to be a strategic focus in 2009 through our centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. The loan to value policy guideline is 80 percent for residential first lien mortgages. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage. Second lien positions are 30 percent of residential mortgages and are sometimes assumed with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of the fair value of the mortgage property. At September 30, 2009, 10 percent of the residential mortgage portfolio consisted of adjustable rate mortgages with repricing terms of one, three and five years compared to 9 percent at December 31, 2008.

S&T periodically designates specific loan originations, generally longer-term, lower-yielding 1-4 family mortgages, as held for sale and sells them to Fannie Mae. The rationale for these sales is to mitigate interest rate risk associated with holding long-term residential mortgages in the loan portfolio, generate fee revenue from servicing, and maintain the primary customer relationship. During the nine months ended September 30, 2009 and 2008, S&T sold $116.7 million and $14.4 million, respectively, of 1-4 family mortgages and services $247.3 million of secondary market mortgage loans sold to Fannie Mae. During the first nine months of 2009, S&T experienced record levels of mortgage banking activities, including but not limited to refinancing, as consumers took advantage of low interest rates. This increase in mortgage banking activities resulted in significantly higher sales of 1-4 family mortgages to Fannie Mae in the first nine months of 2009 as compared to the same period of 2008. S&T intends to continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

Average consumer loans comprised 2 percent of the loan portfolio for the nine months ended September 30, 2009 and 3 percent for the 2008 full year average. The average balance of consumer loans for the nine months ended September 30, 2009 was $82.0 million as compared to $79.5 million for the 2008 full year average. S&T offers a variety of unsecured and secured consumer loan and credit card products.

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

Securities Activity

Average securities, other investments and federal funds sold decreased by $6.8 million in the first nine months of 2009 compared to the 2008 full year average. As a result of the IBT acquisition in June of 2008, Average securities increased $147.3 million, offset by an average decrease of $154.1 million in securities, which is attributable to an ALCO strategy to limit the replacement of matured investment securities with borrowings to mitigate interest rate risk.

The components of the decrease of $6.8 million are decreases of $20.5 million in U.S. government corporations and agencies, $15.9 million in marketable equity securities and $1.7 million in other securities. Offsetting these decreases are increases of $25.0 million in mortgage-backed securities, $3.4 million in obligations of state and political subdivisions and $2.8 million in other investments. The increase of $2.8 million in other investments in the first nine months of 2009 compared to the 2008 full year average are comprised of FHLB stock that is a membership and borrowing requirement and is recorded at historical cost. The amount of S&T’s investment in FHLB stock, which is $23.5 million as of September 30, 2009, depends upon S&T’s borrowing availability and level from the FHLB. Average federal funds sold increased $0.2 million in the first nine months of 2009 compared to the 2008 full year average. At September 30, 2009, the equity securities portfolio had total fair value of $12.9 million compared to $14.9 million at December 31, 2008 and net unrealized losses of $0.2 million at September 30, 2009

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

compared to net unrealized losses of $3.6 million at December 31, 2008. The equity securities portfolio consists of securities traded on the various stock markets and is subject to changes in fair value.

S&T’s policy for security classification includes U.S. treasury securities, U.S. government corporations and agencies, mortgage-backed securities of U.S. government corporations and agencies, collateralized mortgage obligations, states and political subdivisions, corporate securities, marketable equity securities and other securities as available for sale. On a quarterly basis, management evaluates the securities portfolios for other-than-temporary declines in fair value in accordance with FSP FAS No. 115-1 and No. 124-1 (ASC 320-10), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” as well as FSP FAS No. 115-2 and No. 124-2 (ASC 320-10), “Recognition and Presentation of Other-Than-Temporary Impairments.” During the first nine months of 2009, there was $4.1 million of realized losses taken for other-than-temporary impairment on 11 bank equity investment securities. The performance of the equities and debt securities markets could generate further impairment in future periods. At September 30, 2009, net unrealized gains on securities classified as available for sale, including equity securities, were $10.3 million as compared to net unrealized gains of $3.3 million at December 31, 2008. Net unrealized gains related to S&T’s debt securities portfolio totaled $10.5 million at September 30, 2009 and $6.9 million unrealized gains at December 31, 2008. S&T does not intend to sell or it is not more likely than not that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost.

S&T was notified in December of 2008 by the FHLB that they have suspended the payment of dividends and the repurchase of excess capital stock until further notice. FHLB stock does not have a readily determinable fair value for purposes of SFAS No. 115 (ASC 320-10), “Accounting for Certain Investments in Debt and Equity Securities.” FHLB stock is viewed as a long-tem investment which is carried at cost. S&T management reviewed and evaluated the FHLB capital stock for other-than-temporary impairment at September 30, 2009 which is determined based on the ultimate recoverability of the par value rather than by temporary declines in value or dividend fluctuations. Management considered the suspension of dividends and the repurchase of excess capital stock by the FHLB Board of Directors in a letter to member banks dated December 23, 2008. Management reviewed the FHLB’s Form 10-Q for the period ended June 30, 2009 filed with the Commission on August 12, 2009.

Management considered the following matters in accordance with SOP 01-06 (ASC 942-10), “Disclosures Concerning Credit Losses Related to Loans” :

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

•

Impact of legislative and regulatory changes on the institution and, accordingly, on the customer base of the FHLB. With the exception of the Housing Act, enacted July 20, 2008, there are no pending legislative or regulatory changes that would impact the customer base of the FHLB’s.

•	Liquidity position of the FHLB.

Management considered the following items from the June 30, 2009 Form 10-Q of the FHLB:

•	The total capital of the FHLB decreased to $3.5 billion at June 30, 2009 from $4.1 billion at December 31, 2008.

•	The net income of the FHLB for the six months ended June 30, 2009 decreased to $8.5 million from $110.5 million in the comparable period in 2008.

•

The FHLB exceeded all required capital ratios as of June 30, 2009 and December 31, 2008. In addition, permanent capital of $4.5 billion and $4.2 billion at June 30, 2009 and December 31, 2008, respectively exceeded its risk based capital requirement by $876.1 million and $233.8 million, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

•

The gross unrealized losses on its private label mortgage backed securities (“MBS”) decreased to $1.1 billion at June 30, 2009 from $2.1 billion at December 31, 2008. However, management also noted the following:

•	The FHLB concluded that these unrealized losses were not other-than-temporary as of June 30, 2009.

•	The FHLB MD&A disclosed that all MBS continue to pay principal and interest in accordance with their contractual terms.

•	44 percent of these securities were rated AAA by external credit agencies.

•	The FHLB had minimal subprime exposure in its private label MBS portfolio.

•

The liquidity position of the FHLB (defined as cash and due from banks, interest-earning deposits and federal funds sold) increased to $9.2 billion at June 30, 2009 as compared to $6.4 billion at December 31, 2008.

Based on this review, management concluded that sufficient evidence did not exist to conclude that its investment in FHLB stock was other-than-temporarily impaired as of September 30, 2009. Because the investment in FHLB stock is viewed as a long-term investment, the temporary suspension of dividends and repurchase of excess capital stock was considered in light of the FHLB’s overall financial position as discussed above and was not deemed to present an other-than-temporary impairment.

Allowance for Loan Losses

The balance in the allowance for loan losses was $60.9 million or 1.77 percent of total loans at September 30, 2009 as compared to $42.7 million or 1.20 percent of total loans at December 31, 2008. The increase in the allowance for loan losses is primarily a result of an increase of $10.8 million in specific reserves and an increase of $7.4 million in general reserves during the first nine months of 2009. S&T’s allowance for lending-related commitments such as unfunded commercial real estate, commercial and industrial term loan commitments and letters of credit totaled $4.7 million at September 30, 2009 and $1.3 million at December 31, 2008. The allowance for lending-related commitments is included in other liabilities.

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

During the first nine months of 2009, the risk rating profile of the portfolio was significantly impacted by the following commercial loan relationships:

•

The first relationship consists of $30.3 million of commercial and industrial loans with an exploration and drilling company comprised of five different facilities and three legal entities. Decreases in commodity prices have created cash flow difficulties for this company and a $9.3 million specific reserve had been established for the loans in the first quarter of 2009. Continued decreases in energy commodity prices created going concern issues for the company and a collateral liquidation strategy is in process. A charge-off of $26.5 million was taken on this relationship in the

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

second quarter of 2009. This relationship was originated in September of 2002 and was placed into nonaccrual status in February of 2009. The underlying collateral for this relationship are assignments of partnership interests in energy production companies, assignments of brokerage accounts, personal residences and an aircraft. The brokerage accounts were liquidated in the second quarter of 2009 and the proceeds of $2.0 million were applied to loan balances. The balance of $0.6 million on the aircraft was transferred to other assets in the second quarter of 2009. The aircraft was sold in the third quarter of 2009 for $1.1 million and the proceeds were applied to satisfy the balance of the other asset owned and reduce other remaining loan balances. The last estimate of value was completed in June of 2009.

•

The second relationship has an aggregate balance of $16.9 million and is comprised of three projects in the New York and Connecticut regions. The first project is a $7.5 million real estate development participation loan that has delayed construction pending better economic conditions, for which a $2.0 million specific reserve has been established. The relationship was originated in January of 2006 and was placed into nonaccrual status in January of 2009. The underlying collateral for this relationship is a mortgage on an undeveloped parcel of real estate. The last appraisal was completed in March of 2009. The second project is $8.6 million for new condominiums construction. A specific reserve of $2.1 million that had previously been established for this project was increased to $4.2 million during the second quarter of 2009 based on the current appraisal. The last appraisal was completed in June of 2009. The underlying collateral for this relationship is the commercial real estate. The third project is a $0.8 million residual balance for a mixed-use commercial property previously charged down by $2.7 million in the first quarter of 2009. The last appraisal was completed in June of 2009. The underlying collateral for this relationship is the real estate.

•

The third relationship is a $2.5 million commercial and industrial loan secured by assignment of partnership interests. Unresolved legal issues among the partners make the valuation of the assigned partnership interests very difficult to ascertain. During the second quarter of 2009, management negotiated additional collateral that may mitigate future potential losses. As a result, specific reserves of $2.5 million previously established have been reduced to $2.1 million during the second quarter of 2009. The relationship originated in October of 2006 and was placed into nonaccrual status in March of 2009.

•

The fourth relationship has an aggregate balance of $2.1 million and is comprised of real estate loans on three distinct projects, the largest of which is a $1.3 million condominium project that has experienced slow absorption due to a downturn in the housing market. Specific reserves of $0.5 million have been established for the loans. The relationship originated in February of 2005 and was placed into nonaccrual status in February of 2009. The primary collateral consists of a completed condominium development project. The last appraisal was completed in February 2009. During 2009, six condominium units have been sold and 4 units are remaining to be sold.

•

The fifth relationship is a $3.7 million condominium project that has experienced slow absorption due to the downturn in the housing market. A specific reserve of $0.2 million was established based on appraisal value. The relationship originated in October of 2003 and was placed into nonaccrual status in January of 2009. The last appraisal was completed in March of 2009. The underlying collateral for this relationship is the condominium development and the unimproved land. During the third quarter of 2009, the relationship was transferred to other real estate owned resulting in a charge of $0.6 million to adjust the balance to the appraisal value less costs to sell of $2.7 million.

•

The sixth relationship is a $7.5 million commercial real estate project consisting primarily of a retail project in the western Pennsylvania region that did not fully stabilize or develop. Specific reserves of $0.6 million have been established for the loans. The relationship originated in March of 1999 and was placed into nonaccrual status in September of 2008. The last appraisal was completed in June of 2009. The primary collateral for this relationship is the commercial real estate.

•

The seventh relationship consists of several lot development projects in Pennsylvania and Florida. The exposure in Florida originally consisted of five projects totaling $12.5 million. Local real estate conditions in Florida resulted in slow lot sales and ultimately the developer’s global cash flow was unable to absorb the carrying costs associated with the Florida loans. In the second quarter of 2009, the Florida loans were split into an $8.8 million nonperforming tranche (3 loans) and a $3.7 million performing tranche (2 loans). S&T recognized a $5.3 million charge on the nonperforming loans during the second quarter of 2009 and developed a strategy to liquidate the nonperforming loans and complete the development associated with the performing loans. During the third quarter of 2009, it became evident that global cash flows were insufficient to execute on the original restructure plan. Accordingly, S&T

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

recognized an additional charge of $2.9 million and liquidated a $0.6 million cash collateral account. The resulting Florida exposure is $3.7 million, $3.3 of which is nonperforming as of September 30, 2009. The relationship originated in March of 2004 and was placed into nonaccrual status in May of 2009. The last appraisal was completed in March of 2009. The underlying collateral for this relationship is undeveloped and developed single family lots.

•

The eighth relationship is a $1.8 million regional restaurant that entered into bankruptcy and subsequently closed. A $1.1 million charge was taken in the second quarter of 2009. The loan originated in September of 2005 and was placed into nonaccrual status in January of 2008. The underlying collateral for this relationship is a leasehold mortgage on the building. The remaining balance $0.7 million is in repossessed assets owned as of September 30, 2009.

•

The ninth relationship is an $11.5 million mixed-use redevelopment project in Pennsylvania which was placed into nonperforming status during the third quarter of 2009. The project is complete but is not stabilized. The loan originated in August of 2007. The underlying collateral for this relationship includes real estate, a United States Department of Agriculture guaranty, a letter of credit from another financial institution and personal guarantees of the developer. A specific reserve of $1.5 million has been established for this relationship. The last appraisal was completed in May of 2008 and updated appraisals have been ordered. In addition, S&T terminated certain interest rate derivatives resulting in counterparty fees of $1.4 million. This claim was recorded as a receivable and a decrease in noninterest income of $0.6 million was recognized on the under secured portions of this receivable.

Specific reserves increased $10.8 million and are primarily the result of the commercial loans discussed above as well as expanding the scope of loans subject to analysis. Management believes these commercial loans have been adequately reserved as determined by the quarterly impairment analysis and risk-rating process performed by the Loan Administration Department.

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

Net loan charge-offs totaled $43.8 million or 1.67 percent of average loans on an annualized basis for the first nine months of 2009 as compared to $3.8 million or 0.16 percent of average loans on an annualized basis in the first nine months of 2008.

Net loan charge-offs during the first nine months of 2009 were primarily impacted by a $26.5 million charge-off for the aforementioned $30.3 million commercial relationship with an energy exploration and drilling company which had a specific reserve of $9.3 million, $8.2 million for three Florida lot development projects with a remaining exposure in Florida of $3.7

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

million, $2.7 million for a $3.5 million loan on a mixed use commercial property that lost a major tenant, $1.1 million for a $2.4 million office building that was foreclosed and sold during the first quarter of 2009, $1.1 million for a regional restaurant that entered into bankruptcy, $0.6 million for a multi-family development project in western Pennsylvania and $0.6 million for a retail sales company which discontinued operations.

Nonperforming loans, which included loans past due 90 days or more, at September 30, 2009 was $86.5 million or 2.51 percent of total loans. This compares to nonperforming loans of $42.5 million or 1.19 percent of total loans at December 31, 2008. Nonperforming assets totaled $91.2 million or 2.17 percent of total assets at September 30, 2009 and $43.3 million or 0.98 percent of total assets at December 31, 2008. There are no loans 90 days past due and still accruing interest. The provision for loan losses was $62.0 million for the first nine months of 2009, as compared to $7.3 million for the same period of 2008. The increased provision was the result of management’s detailed analysis of the adequacy of the allowance for loan losses and is consistent with the increase in classified and nonperforming loans, loan charge-off levels, the unfavorable credit experience with out of market loans, the effects of more conservative economic factors used in the allowance for loan losses model to be reflective of a deteriorating economy and the level of specific reserves established for impaired commercial loan relationships.

Deposits

Average total deposits increased by $343.9 million, or 12 percent, during the nine months ended September 30, 2009 as compared to the 2008 full year average. Changes in the average deposit mix include increases of $274.0 million in certificates of deposit, $89.3 million in demand deposits, $39.9 million in money market accounts and $43.6 million in NOW accounts. Offsetting these increases is a decrease of $102.9 million in savings accounts. As a result of the IBT acquisition in June of 2008, average deposits increased $326.0 million. The composition of these IBT deposits included $159.4 million in certificates of deposit, $79.2 million in demand and NOW accounts, $46.2 million of money market accounts and $41.2 million of savings accounts. Average organic deposit growth, or average deposit increases not associated with the IBT acquisition was $17.9 million. During the nine month period the average organic increase in certificates of deposits of $114.5 million is primarily attributable to an increase in brokered certificates of deposit. Demand deposits had an average organic increase of $34.1 million and money market and NOW accounts had an organic increase of $13.4 million. The average organic decrease of $144.1 million in savings accounts, is primarily attributable to S&T being less aggressive with external competitive pricing strategies. Other important strategies include providing cash management services to commercial customers to increase transaction related deposits, and enhanced delivery services such as electronic banking. Core deposit growth is an important strategic initiative for S&T, through the expansion of retail facilities, promotions and new products.

Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Certificates of deposit of $100,000 and over were 14 percent and 12 percent of total deposits at September 30, 2009 and at December 31, 2008, and primarily represent deposit relationships with local customers in our market area. S&T had $195.7 million and $59.0 million of brokered retail certificates of deposit outstanding at September 30, 2009 and December 31, 2008, respectively.

During the first quarter of 2009, S&T began participation in the Certificate of Deposit Account Registry Services (“CDARS”) program. The reciprocal program allows S&T customers to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. S&T maintains deposits by accepting certificates of deposits from customers of CDARS member banks in the exact amount as S&T customers placed. S&T can also access the CDARS network to accept brokered certificates of deposit that are not part of the reciprocal CDARS program. As of September 30, 2009, S&T had $100.0 million of brokered CDARS certificates of deposit and $32.5 million of the reciprocal CDARS. Both programs are classified as part of brokered retail certificates of deposit. The issuance of brokered retail certificates of deposits and participation in the CDARS program is an ALCO strategy to increase and diversify funding sources.

Borrowings

Average borrowings decreased $177.5 million for the first nine months of 2009 as compared to full year 2008 average. During the first nine months of 2009, S&T temporarily reduced borrowings since participation in the U. S. Treasury Capital Purchase Program provided increased liquidity pending deployment into loans or debt securities purchases. The decrease in borrowings is also the result of decreased loan demand as consumers and businesses react to the economic slowdown, and maturing investment securities not being replaced due to an ALCO strategy to limit the replacement of matured investment securities to

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

The largest decrease in average borrowings for the first nine months of 2009 is a $112.9 million decrease in FHLB advances compared to the 2008 full year average. The decrease in FHLB advances was a strategic initiative in order to develop a better diversified mix of wholesale funding sources. The average balance in retail REPOs decreased approximately $27.1 million for the first nine months of 2009 compared to the 2008 full year average. S&T views REPOs as a relatively stable source of funds because most of these accounts are with local long-term customers.

Average long-term borrowings have decreased by $37.5 million in the first nine months of 2009 as compared to the full year 2008 average. At September 30, 2009, S&T had long-term borrowings outstanding of $118.1 million at a fixed rate and $68.7 million at a variable rate.

Capital Resources

Shareholders’ equity increased $93.0 million at September 30, 2009 as compared to December 31, 2008. The increase is primarily due to a $108.7 million capital raise as a participant in the U. S. Treasury Program. S&T had a net loss available to common shareholders of $5.6 million and dividends declared to common shareholders were $16.9 million for the nine months ended September 30, 2009. Also affecting capital was an increase of $0.7 million in the funded status of pension and $4.5 million in unrealized gains on securities available for sale, net of tax, which is included in other comprehensive income.

S&T continues to maintain a strong capital position with a leverage ratio of 9.9 percent at September 30, 2009 and 7.3 percent at December 31, 2008 as compared to the well capitalized regulatory guideline of 5.0 percent. S&T’s risk-based capital Tier I and Total ratios were 11.6 percent and 14.9 percent at September 30, 2009 and 8.7 percent and 11.8 percent at December 31, 2008. These ratios place S&T above the Federal Reserve Board’s well capitalized risk-based capital guidelines of 8.0 percent and 10.0 percent for Tier I and Total, respectively.

In August 2009, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC for the issuance of up to $300.0 million of a variety of securities including debt and capital securities, preferred and common stock and warrants. S&T may use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2009, S&T had not issued any securities pursuant to the shelf registration statement.

On January 16, 2009, S&T completed a $108,676,000 capital raise as a participant in the U.S. Treasury Capital Purchase Program (the “Program”). In conjunction with S&T’s participation in the Program, S&T issued to the U.S. Treasury 108,676 shares of S&T’s Series A Preferred Stock, having a liquidation amount per share equal to $1,000 per share, for a total price of $108,676,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5 percent per year for the first five years and thereafter at a rate of 9 percent per year. Under changes made to the program by the ARRA, subject to approval by banking regulatory agencies, S&T can redeem the Series A Preferred Stock, plus any accrued and unpaid dividends, at any time. If S&T only redeems part of the program investment, then it must pay a minimum of 25 percent of the issuance price, or $27,169,000. The Series A Preferred Stock is generally non-voting. Prior to January 16, 2012, unless S&T has redeemed the series A preferred stock or the U.S. Treasury has transferred the series A preferred stock to a third party, the consent of the U.S. Treasury will be required for S&T to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances. In addition, the Series A Preferred Stock issuance includes certain restrictions on executive compensation that could limit the tax deductibility of compensation S&T pays to executive management.

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

S&T temporarily used the funds received from the issuance of the Series A Preferred Stock and warrants to reduce S&T’s overnight borrowings at the FHLB of Pittsburgh which had the effect of increasing S&T’s liquidity for lending activities. S&T plans to deploy the funds through the purchase of U.S. government agency bonds and agency-guaranteed mortgage backed securities when market opportunities are presented. These securities can then be used as collateral for repurchase transactions, through which S&T will be able to obtain liquidity to fund new loan originations. This method of managing the funds ensures the availability of funds for lending to creditworthy borrowers while generating earnings for S&T.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2009 compared to Nine months ended September 30, 2008

Net Income

S&T had a net loss of $5.6 million or a negative $0.20 diluted earnings per share for the nine months ended September 30, 2009 as compared to net income of $44.4 million or a positive $1.71 diluted earnings per share for the same period of 2008. The net loss during the nine months ended September 30, 2009 was primarily the result of higher provision for loan losses which was necessitated by the significant increase in loan charge-offs and the general deterioration of the credit quality in the loan portfolio, increased Federal Deposit Insurance Corporation (“FDIC”) premiums and surcharges and other-than-temporary impairments for equity investments compared to the same period of 2008. The common return on average assets was a negative 0.17 percent for the nine months ended September 30, 2009, as compared to a positive 1.55 percent for the nine months ended September 30, 2008. The common return on average equity was a negative 1.38 percent for the nine months ended September 30, 2009 compared to a positive 15.19 percent for the same period of 2008.

Net Interest Income

Net interest income on a fully taxable equivalent basis was $113.5 million, a $6.4 million or 6 percent increase for the nine months ended September 30, 2009 as compared to $107.1 million for the same period of 2008. The increase in net interest income in the first nine months of 2009 as compared to the same period of 2008 was primarily the result of a $384.1 million

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

increase in average interest-earning assets, primarily driven by $425.8 million average interest-earning assets acquired through the IBT acquisition in the second quarter of 2008. The net interest margin on a fully taxable equivalent basis was 3.87 percent in the nine months ended September 30, 2009 as compared to 4.05 percent in the same period of 2008. The net interest margin was negatively affected in the first nine months of 2009 by higher delinquent interest and the inability to reduce core deposit rates by the same dramatic level of reduction in other short-term rates.

S&T’s one-year repricing gap position at September 30, 2009 indicates an asset sensitive position. This means that more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive position will differ depending upon the change in market interest rates.

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

For the nine months ended September 30, 2009, average loans increased $370.4 million, and average securities and federal funds sold increased $13.7 million as compared to the same period of 2008. S&T acquired $278.5 million of average loans and $147.3 million of average securities with the IBT acquisition. The yields on average loans decreased by 104 basis points from the comparable period in 2008 and the yield on average securities decreased by 29 basis points. Overall yields on interest-earning assets were 5.18 percent and 6.13 percent for the nine months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009, balances of average interest-bearing deposits increased by $336.7 million as compared to the same period of 2008. S&T acquired $326.0 million of average deposits with the IBT acquisition. The cost of deposits totaled 1.23 percent, a decrease of 66 basis points from the comparable period in 2008 due to lower rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 92 basis points to 2.56 percent as a result of lower short-term rates as compared to the same period of 2008. Overall funding costs decreased 88 basis points to 1.68 percent at September 30, 2009 as compared to September 30, 2008. Positively affecting net interest income was a $195.0 million increase in average net free funds during the nine months ended September 30, 2009 as compared to the same period of 2008. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders’ equity over nonearning assets. The increase is primarily due to successful marketing of new demand accounts and corporate cash management services and increased equity.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 78 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in the nine months ended September 30, 2009 as compared to 79 percent for the same period of 2008. The level and mix of interest-earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment and the shifting yield curve.

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Nine Months Ended September 30,
(dollars in thousands)	2009	2008
Interest income per consolidated statements of income	$147,961	$158,307
Adjustment to fully taxable equivalent basis	3,929	3,760

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	151,890	162,067
Interest expense	38,434	54,945

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$113,456	$107,122

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$3,493.6	$138.3	5.29%	$3,123.2	$148.0	6.33%
Securities/other (1)	423.4	13.6	4.29%	409.7	14.1	4.58%

Total interest-earning assets	3,917.0	151.9	5.18%	3,532.9	162.1	6.13%
Noninterest-earning assets	373.3			287.5

TOTAL	$4,290.3			$3,820.4

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,242.1	$3.8	0.41%	$1,243.6	$11.9	1.27%
Time deposits	1,376.7	26.1	2.54%	1,038.5	27.6	3.56%
Borrowed funds < 1 year	216.8	0.6	0.37%	329.1	5.2	2.11%
Borrowed funds > 1 year	229.3	7.9	4.62%	264.7	10.3	5.18%

Total interest-bearing liabilities	3,064.9	38.4	1.68%	2,875.9	55.0	2.55%
Noninterest-bearing liabilities:
Demand deposits	622.4			511.5
Shareholders’ equity/other	603.0			433.0

TOTAL	$4,290.3			$3,820.4

Net yield on interest-earning assets			3.87%			4.05%

Net Interest Income		$113.5			$107.1

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this non-GAAP measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Nine Months Ended September 30, 2009 Compared to September 30, 2008 Increase (Decrease)(1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans(2)	$17,554	$(27,259)	$(9,705)
Securities/other(2)	470	(942)	(472)

Total interest-earning assets	18,024	(28,201)	(10,177)

Interest paid on:
NOW/money market/savings	(14)	(8,032)	(8,046)
Time deposits	9,000	(10,539)	(1,539)
Borrowed funds < 1 year	(1,769)	(2,811)	(4,580)
Borrowed funds > 1 year	(1,373)	(973)	(2,346)

Total interest-bearing liabilities	5,844	(22,355)	(16,511)

Change in net interest income	$12,180	$(5,846)	$6,334

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2009 and 2008. S&T believes this non-GAAP measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Loan Losses

The provision for loan losses was $62.0 million for the nine months ended September 30, 2009 and $7.3 million for the same period of 2008. The $62.0 million provision for the first nine months of 2009 is primarily a result of net charge-offs of $43.8 million, a $10.8 million increase in specific reserves and a $7.4 million increase in general reserves.

The increase in specific reserves is primarily a result of the commercial credits discussed above. The increase in general reserves is primarily the result of an increase in overall risk (both macroeconomic and specific portfolio risks) combined with enhancements in methodology. Specifically, the increased macroeconomic risks were unemployment and commercial real estate vacancy trends, and the increased specific portfolio risks were nonaccrual loans, delinquent loans, classified loans, net charge-offs and delinquency trends, and out-of-state loans. All of these increases were partially offset by a decrease in loan growth during the first nine months of 2009.

In addition, during the first nine months of 2009, S&T introduced three enhancements in its methodology. The first enhancement was the addition of an out-of-state risk factor which increased the general reserves for commercial real estate loans. The second enhancement was the expansion of the risk rating scale assigned for the qualitative factors in response to the current economic environment, which also had the effect of increasing general reserves. The third enhancement was a change in the baseline for loss history from a seven year absolute high to a five year average combined with the qualitative adjusted factors. Management believes that these enhancements are more indicative of the loan losses over the economic life cycle of the loan segments.

The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes within the allowance for loan loss model are directionally consistent with the increase in nonperforming loans and classified loan trends, loan charge-off levels and the impact of the aforementioned troubled commercial loan relationships during the first nine months of 2009.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. During the first nine months, S&T had an increase in delinquencies, classified and nonperforming loan levels, primarily due to the commercial credits discussed above and an overall slowdown in the economy that is affecting all segments of the loan portfolio. Also affecting the amount of the allowance for loan losses, and resulting provision, are increases in several qualitative risk factors within the loan loss reserve model based on observations regarding both economic conditions and changes in overall asset quality. For the nine months ended September 30, 2009, net loan charge-offs were $43.8 million compared to net loan charge-offs of $3.8 million for the nine months ended September 30, 2008. The most significant net charge-offs in 2009 were for a $26.5 million charge-off for the aforementioned $30.3 million commercial relationship with an energy exploration and drilling company, $8.2 million for three Florida lot development projects with a remaining exposure in Florida of $3.7 million, $2.7 million for a $3.5 million loan on a mixed use commercial property that lost a major tenant, $1.1 million charge-off for a $2.4 million office building that was foreclosed and sold during the first quarter of 2009, $1.1 million for a regional restaurant that entered into bankruptcy and $0.6 million for a multi-family development project in western Pennsylvania and $0.6 million for a retail sales company that discontinued operations due to cash flow problems. The most significant net loan charge-offs during the first nine months of 2008 were primarily impacted by a $1.1 million charge-off on a loan with a sales and service company in the second quarter of 2008 and $0.9 million charge-off on a construction company loan during the third quarter of 2008.

Noninterest Income

Noninterest income, excluding security losses, increased $3.0 million or 10 percent, to $32.3 million in the nine months ended September 30, 2009 as compared to the same 2008 period. Increases included $0.8 million or 10 percent in service charges on deposit accounts, $1.2 million in mortgage banking fees and $1.6 million or 24 percent in other noninterest income, offset by decreases of $0.2 million or 4 percent in insurance commissions, $0.3 million or 5 percent in wealth management fees and $0.1 million or 7 percent in letter of credit fees. The increase of $0.8 million or 10 percent in service charges on deposit fees is primarily related to the increased customer base resulting from the IBT acquisition, as well as the organic expansion of demand deposit accounts. The increase of $1.2 million in mortgage banking fees is a result of record performances in mortgage banking activities during the nine months ended September 30, 2009 as consumers sought to refinance existing loans at lower interest rates. The increase of $1.6 million in other noninterest income is primarily related to increased debit and credit card

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

revenues as a result of an increased customer base from the IBT acquisition, as well as the organic expansion of demand deposit accounts, deferred compensation plan valuations, offset by a $0.6 million charge for the additional credit exposure on an exited commercial swap asset. Decreases of $0.2 million in insurance commissions and $0.3 million in wealth management fees and are primarily attributable to current market conditions for these lines of business. The decrease of $0.1 million in letter of credit fees is attributable to customer preferences for this type of product.

S&T recognized $4.6 million of losses primarily on available for sale equity securities in the nine months ended September 30, 2009 as compared to $1.6 million of losses in the same period of 2008. The investment security losses for the nine months ended September 30, 2009 are primarily other-than-temporary impairment charges on eleven bank equity holdings totaling $4.1 million in accordance with FSP 115-2 and FASB No. 124-2 (ASC 320-10).

Noninterest Expense

Noninterest expense increased by $20.4 million or 32 percent during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Salaries and employee benefit expense increased $4.4 million or 13 percent primarily attributable to the addition of 103 full-time equivalent staff, mostly due to the addition of IBT retained staff, normal year-end merit increases and increased pension expenses as a result of market declines in the portfolio and increased medical plans expenses. Salaries and employee benefits were positively affected by reduced accruals for incentives in anticipation of decreased earnings performance for 2009 as well as a reduction in employee stock appreciation rights valuation expense resulting from a decrease in S&T stock fair value. Occupancy, furniture and equipment expense increased $0.9 million or 12 percent during the nine months ended September 30, 2009 as compared to the same period 2008, as a result of the net acquisition of new branches with the IBT acquisition. Other tax expense increased $0.6 million or 29 percent primarily as a result of increased Pennsylvania shares tax due to the IBT acquisition. Data processing expense increased $0.5 million or 11 percent as compared to the same period in 2008 as a result of changes in data communication processes and an increased customer base as a result of the IBT acquisition. Marketing expenses decreased $0.2 million due to special promotions related to the IBT acquisition. Amortization of intangibles increased $1.1 million due to the IBT acquisition. FDIC assessments increased by $6.6 million due to the special assessment charged to all banks in the second quarter of 2009, an increased premium ratio and a higher deposit base during the nine months ended September 30, 2009. Other noninterest expense increased $6.5 million or 51 percent during the nine months ended September 30, 2009 and is primarily attributable to a $2.0 million increase in unfunded loan commitments, a $1.6 increase in the amortization and impairment for affordable housing limited partnerships, a $1.7 million increase in consulting, legal and loan collection expenses primarily associated with troubled loans, a $0.9 million increase in other real estate owned expense and a $0.3 million accrual for litigation settlement. S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 57 percent for the nine months ended September 30, 2009 and 46 percent for the same period of 2008.

Federal Income Taxes

A federal income tax benefit of $6.5 million was recognized in the nine-month period ended September 30, 2009 attributable to the pretax loss of $7.8 million for the period, compared to expense of $16.7 million on pretax income of $61.1 million in the same period last year. Included in the 2009 tax benefit were discrete items of tax expense approximating $0.4 million, interest and penalties on a settled IRS examination, an increase in unrecognized tax benefits and return to provision adjustments. Discrete items in the 2008 period were immaterial.

S&T management ordinarily applies an annual effective tax rate, which is an annual forecast of tax expense as a percentage of expected full year income (an “annual effective tax rate approach”). Items unrelated to current year ordinary income are typically recognized entirely in the period they occur as a discrete item of tax. The quarterly income tax provision is ordinarily comprised of tax on ordinary income at the most recent estimated annual effective tax rate, adjusted for the effect of discrete items. S&T ordinarily generates an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, excludible dividend income, and tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit Projects, which are relatively consistent regardless of the level of pretax income.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The consistent level of tax benefits that reduce S&T’s tax rate below the 35% statutory rate, coupled with relatively low levels of expected annual pretax income, produces a counterintuitive annual effective tax rate and a tax benefit that has little correlation to year-to-date results. Accordingly, the income tax benefit recognized in the quarter is the amount related to actual results and tax benefits generated in the nine month period ended September 30, 2009 using a “discrete period” approach, as permitted by FIN18 paragraph 82 (ASC 740-270).

RESULTS OF OPERATIONS

Three months ended September 30, 2009 compared to Three months ended September 30, 2008

Net Income

Net income was $7.7 million or $0.28 diluted earnings per share for the third quarter of 2009 as compared to $15.7 million or $0.57 diluted earnings per share for the same period of 2008. The decrease in net income and earnings per share for the third quarter 2009 is primarily due to higher provision for loan losses which was necessitated by the significant increase in loan charge-offs and the general deterioration of the credit quality in the loan portfolio, increased FDIC premiums and other-than-temporary impairments. The common return on average assets was 0.73 percent at September 30, 2009, as compared to 1.44 percent at September 30, 2008. The common return on average equity was 5.67 percent at September 30, 2009 compared to 13.93 percent for the same period of 2008.

Net Interest Income

On a fully tax-equivalent basis net interest income was $38.1 million, a $2.5 million or 6 percent decrease for the three months ended September 30, 2009 as compared to $40.6 million for the same period of 2008. The decrease in net interest income was primarily a result of a $124.5 million decrease in average interest-earning assets, reduced net interest margin and higher delinquent interest. The net interest margin on a fully taxable equivalent basis was 3.94 percent for the three months ended September 30, 2009 as compared to the 4.07 percent in the same period of 2008. The decrease in the net interest margin is primarily attributable to the effect of higher delinquent interest and the inability to reduce core deposit rates by the same level of reduction in other short-term rates, offset by the benefits from the IBT acquisition in the second quarter of 2008.

For the three months ended September 30, 2009, average loans decreased $49.1 million, and average securities and federal funds sold decreased $75.4 million as compared to the same period of 2008. The yields on average loans decreased by 83 basis points from the comparable period in 2009 and the yield on average securities decreased by 50 basis points. Overall yields on earning assets were 5.13 percent for the three months ending September 30, 2009 and 5.91 percent for the three months ending September 30, 2008.

For the three months ended September 30, 2009, balances of average interest-bearing deposits increased by $115.2 million as compared to the same period of 2008. The cost of interest-bearing deposits totaled 1.37 percent, a decrease of 59 basis points from the comparable period in 2008 due to decreased rates paid on both core and time deposits. The cost of REPOs and other borrowed funds decreased 37 basis points to 2.71 percent as a result of lower short-term rates. Overall funding costs decreased 69 basis points to 1.54 percent for the three months ended September 30, 2009 as compared to the same period of 2008.

Positively affecting net interest income was a $168.1 million increase in average net free funds during the third quarter of 2009 compared to the same period of 2008. Average net free funds are the excess of demand deposits, other non-interest bearing liabilities and shareholders’ equity over nonearning assets. The increase is primarily due to successful marketing of new demand accounts and corporate cash management services and increased retained earnings.

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 78 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in the third quarter of 2009 and 79 percent in the same period of 2008. The level and mix of earning assets and funds are continually monitored by ALCO in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were

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

The following table reconciles interest income per the consolidated statements of income to net interest income adjusted to a fully tax-equivalent basis:

	Three Months Ended September 30,
(dollars in thousands)	2009	2008
Interest income per consolidated statements of income	$48,310	$57,416
Adjustment to fully taxable equivalent basis	1,284	1,385

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	49,594	58,801
Interest expense	11,477	18,245

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$38,117	$40,556

Average Balance Sheet and Net Interest Income Analysis

	Three Months Ended September 30,
	2009			2008
(dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$3,439.7	$45.5	5.25%	$3,488.8	$53.4	6.08%
Securities/Other (1)	397.1	4.1	4.08%	472.5	5.4	4.58%

Total interest-earning assets	3,836.8	49.6	5.13%	3,961.3	58.8	5.91%
Noninterest-earning assets	371.2			385.2

TOTAL	$4,208.0			$4,346.5

Liabilities And Shareholders’ Equity
NOW/money market/savings	$1,190.6	$1.2	0.39%	$1,303.2	$3.1	0.92%
Time deposits	1,413.3	7.9	2.20%	1,185.5	9.2	3.11%
Borrowed funds < 1 year	162.5	0.1	0.34%	489.2	2.3	1.91%
Borrowed funds > 1 year	200.0	2.3	4.63%	281.0	3.6	5.12%

Total interest-bearing liabilities	2,966.4	11.5	1.54%	3,258.9	18.2	2.23%
Noninterest-bearing liabilities:
Demand deposits	647.3			597.8
Shareholders’ equity/Other	594.3			489.8

TOTAL	$4,208.0			$4,346.5

Net yield on interest-earning assets			3.94%			4.07%

Net interest income		$38.1			$40.6

(1)	The yield on earning assets and the net interest margin are presented on a fully tax-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this non-GAAP measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2009 Compared to September 30, 2008 Increase (Decrease) Due to (1)
(dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans(2)	$(752)	$(7,096)	$(7,848)
Securities/Other(2)	(868)	(491)	(1,359)

Total interest-earning assets	(1,620)	(7,587)	(9,207)

Interest paid on:
NOW/money market/savings	$(261)	$(1,602)	$(1,863)
Time deposits	1,778	(3,194)	(1,416)
Borrowed funds < 1 year	(1,569)	(640)	(2,209)
Borrowed funds > 1 year	(1,043)	(237)	(1,280)

Total interest-bearing liabilities	(1,095)	(5,673)	(6,768)

Change in net interest income	$(525)	$(1,914)	$(2,439)

(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Tax-exempt income is on a fully tax-equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2009 and 2008. S&T believes this non-GAAP measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Provision for Loan Losses

The provision for loan losses was $8.4 million for the three months ended September 30, 2009 and $6.2 million for the same period of 2008. The $8.4 million provision for the third quarter 2009 is primarily the result of net charge-offs of $5.4 million and $2.8 million increase in specific reserves.

The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio, and the model used for determination of the adequacy of the allowance for loan losses. Changes within the allowance for loan loss model are directionally consistent with the increase in nonperforming loans and classified loan trends, loan charge-off levels and impact of the aforementioned troubled commercial loan relationships during the third quarter of 2009.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. Also affecting the amount of the allowance for loan losses, and the resulting provision, is the decrease in loan growth and portfolio composition. Net charged-off loans were $5.4 million and $1.7 million for the third quarter of 2009 and 2008, respectively. The most significant charge-offs for the third quarter of 2009 were $2.9 million on three Florida lot development projects with an remaining exposure in Florida of $3.7 million, $0.6 million for a multi-family development project in western Pennsylvania and $0.6 million for a retail sales company that discontinued operations. The most significant charge-off in the third quarter of 2008 was $0.9 million on a construction company loan.

Noninterest Income

Noninterest income, excluding security gains, decreased $0.3 million or 3 percent for the three months ended September 30, 2009 as compared to 2008. Mortgage banking decreased $0.4 million as a result of decreases in fair values of mortgage derivatives during the three months ended September 30, 2009. Service charges and fees decreased $0.3 million primarily attributable to reduced insufficient funds fees due to changing customer behavior patterns and wealth management fees decreased $0.2 million as a result of a decline in market values of customer accounts. Offsetting these decreases are increases of $0.1 million in letter of credit fees and insurance commissions. Other income increased $0.5 million in the third quarter of 2009 as compared to the same period of 2008, primarily due to increases in debit and credit card revenues resulting from an increased customer base from the IBT acquisition as well as the organic expansion of demand deposit accounts. Deferred

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

compensation plan valuations increase other income by $0.8 million. Also included in other income was the aforementioned $0.6 million reduction due to the additional credit exposure on an exited commercial swap asset.

S&T recognized $2.1 million of net losses primarily on available for sale equity securities in the three months ended September 30, 2009 as compared to $0.3 million of net losses in the same period of 2008. The investments security losses for the third quarter of 2009 are the result of $2.1 million of other-than-temporary impairment charges for seven bank equity securities. The $0.3 million of investment security losses in the same period of 2008 are a result of $2.6 million of other-than-temporary impairment charges for two bank equity holdings and $2.3 million of gains related to restructuring of the IBT debt securities portfolio.

Noninterest Expense

Noninterest expense increased by $2.5 million or 11 percent during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Salaries and employee benefit expense increased $0.6 million or 5 percent primarily attributable to the effects of year-end merit increases, increased pension expenses as a result of market declines in the portfolio and higher medical plan costs. Offsetting these increases are decreased accruals for incentives in anticipation of decreased earnings performance for 2009 as well as a reduction in employee stock appreciation rights valuation expense resulting from a decrease in S&T stock fair value. Average full-time equivalent staff was 943 at September 30, 2009 compared to 959 at September 30, 2008. Other taxes expense increased $0.3 million or 39 percent as a result of Pennsylvania educational tax credits utilized in the third quarter of 2008. Data processing expense increased $0.2 million or 15 percent in the third quarter of 2009 as compared to the third quarter of 2008, due to changes in data communication processes. FDIC assessment increased by $1.4 million due to an increased premium ratio and a higher deposit base in 2009.

S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable equivalent basis, excluding security gains, was 51 percent for the three months ended September 30, 2009 and 44 percent for the same period of 2008.

Federal Income Taxes

A federal income tax expense of $2.6 million was recognized in the three month period ended September 30, 2009 attributable to pretax income of $11.8 million for the period, compared to $5.2 million on pretax income of $20.9 million in the same period last year. Discrete items in the three month period ended September 30, 2009 were $(0.2) million which were related to return to provision adjustments and was immaterial for the same period of 2008.

As previously disclosed, S&T applied a discrete period approach to actual results for the quarter ending September 30, 2009 as the annual effective tax rate approach produced a counter intuitive result.

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

Future Factors include:

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	credit losses;

•	sources of liquidity;

•	legislation affecting the financial services industry as a whole, and/or S&T and its subsidiaries individually or collectively;

•	regulatory supervision and oversight, including required capital levels;

•	increasing price and product/service competition by competitors, including new entrants;

•	rapid technological developments and changes;

•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;

•	the mix of products/services;

•	containing costs and expenses;

•	governmental and public policy changes, including environmental regulations;

•	reliance on large customers;

•	technological, implementation and cost/financial risks in large, multi-year contracts;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing;

•	financial resources in the amounts, at the times and on the terms required to support our future businesses;

•	changes in the local economy in western Pennsylvania and out-of-state markets where S&T has commercial loan relationships;

•	managing our internal growth and acquisitions;

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in among other things, a reduced demand for credit and other services; and

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

ALCO monitors and manages interest-rate sensitivity through gap, rate shock analysis and simulations in order to avoid unacceptable earnings fluctuations due to interest rate changes. S&T’s gap model includes certain management assumptions based upon past experience and the expected behavior of customers. The assumptions include principal prepayments for fixed rate loans, mortgage-backed securities and collateralized mortgage obligations, and classifying the demand, savings and money market balances by degree of interest-rate sensitivity. The gap and cumulative gap represent the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of September 30, 2009.

(dollars in thousands)	Interest Rate Sensitivity September 30, 2009
GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
Repricing Assets:
Cash/Due From Banks	$—	$—	$—	$68,111
Securities	77,289	44,634	75,477	169,038
Other Investments	23,542	—	—	—
Net Loans	1,609,569	272,637	476,883	1,026,378
Other Assets	—	—	—	364,666

Total	1,710,400	317,271	552,360	1,628,193
Repricing Liabilities:
Demand	—	—	—	673,863
NOW	30,086	30,086	60,170	120,343
Money Market	239,055	—	—	—
Savings	529,949	28,912	57,824	115,648
Certificates	513,143	260,972	145,210	474,523
Repos & Short-term Borrowings	143,980	—	—	—
Long-term Borrowings	119,250	25,244	25,730	16,548
Other Liabilities/Equity	—	—	—	597,688

Total	1,575,463	345,214	288,934	1,998,613
Gap	134,937	(27,943)	263,426	(370,420)

Cumulative GAP	$134,937	$106,994	$370,420	$—

Rate Sensitive Assets/Rate Sensitive Liabilities	September 30, 2009	December 31,2008
Cumulative 6 months	1.09	0.87
Cumulative 12 months	1.06	0.92

S&T’s one-year repricing gap at September 30, 2009 indicates an asset sensitive position. This means that more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive position will differ depending upon the change in market interest rates. For example, with an asset sensitive position in an increasing interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase to our interest rate spreads, net interest income and operating income. Conversely, with an asset sensitive position in a declining interest rate.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

environment, more assets than liabilities will decrease in rate. This situation could result in a decrease to our interest rate spreads, net interest income and operating income In addition to the gap analysis, S&T performs rate shock analyses on a static balance sheet to estimate the effect that specific interest-rate changes would have on 12 months of pretax net interest income. The rate shock incorporates management assumptions regarding the level of interest rate changes on non-maturity deposit products (savings, money market and NOW and demand deposits) and changes in the prepayment behavior of fixed rate loans and securities with optionality. Inclusion of these assumptions makes rate shock analysis more useful than gap analysis alone.

The table below shows the percent change to pretax net interest income with a rate shock of +/- 300 basis points.

	Immediate Change in Rates
Percent Change to Pretax Net Interest Income	+300 bps		-300 bps
September 30, 2009	6.95%		(5.91)%
December 31, 2008	(0.72	) %	0.73%

When comparing September 2009 to December 2008, the impact on pretax net interest income in the +300 basis point rate shock scenario improved. This improvement is mainly attributed to a decrease in short term variable rate borrowings. The decrease in short term variable rate borrowings is due to participation in the Capital Purchase Program and a decline in asset volume.

When comparing September 2009 to December 2008, the impact on pretax net interest income in the -300 basis point rate shock scenario decreased. The decrease is a result of a reduction in short term variable rate borrowings due to participation in the Capital Purchase Program and deposit rates that are closer to their floors.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in S&T’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first nine months of 2009 that have materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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

S&T Bancorp, Inc. (Registrant)

Date: November 5, 2009	/S/ WENDY S. BELL
Wendy S. Bell Chief Accounting Officer