Form 10-Q
period 2010-03-31
S&T BANCORP INC
filed 2010-05-06
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Common Stock, $2.50 Par Value - 27,657,051 shares as of April 23, 2010

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)

ASSETS
Cash and due from banks	$72,605	$69,152
Securities available-for-sale	328,729	354,860
Federal Home Loan Bank stock, at cost	23,542	23,542
Loans held for sale	3,109	6,073
Portfolio loans	3,395,294	3,398,334
Allowance for loan losses	63,023	59,580

Portfolio loans, net	3,332,271	3,338,754

Premises and equipment, net	40,015	40,990
Goodwill	165,273	165,167
Other intangibles, net	8,885	9,408
Bank owned life insurance	53,345	52,863
Other assets	107,993	109,666

Total Assets	$4,135,767	$4,170,475

LIABILITIES

Deposits:
Noninterest-bearing demand	$709,422	$712,120
Interest-bearing demand	252,535	260,554
Money market	250,699	289,367
Savings	753,040	752,130
Certificates of deposit	1,380,120	1,290,370

Total Deposits	3,345,816	3,304,541
Securities sold under repurchase agreements	47,996	44,935
Short-term borrowings	-	51,300
Long-term borrowings	45,631	85,894
Junior subordinated debt securities	90,619	90,619
Other liabilities	44,962	39,868

Total Liabilities	3,575,024	3,617,157

SHAREHOLDERS’ EQUITY

Fixed rate cumulative perpetual preferred stock, series A, no par value, $1,000 per share liquidation preference Authorized—10,000,000 shares in 2010 and 2009 Issued and outstanding—108,676 in 2010 and 2009	105,558	105,370
Common stock ($2.50 par value) Authorized—50,000,000 shares in 2010 and 2009 Issued—29,714,038 shares in 2010 and 2009
Outstanding—27,777,931 shares at March 31, 2010 and 27,746,554 shares at December 31, 2009	74,285	74,285
Additional paid-in capital	51,240	51,158
Retained earnings	388,291	383,118
Accumulated other comprehensive loss	(5,095)	(6,214)
Treasury stock (1,936,107 shares at March 31, 2010 and 1,967,484 shares at December 31, 2009, at cost)	(53,536)	(54,399)

Total Shareholders’ Equity	560,743	553,318

Total Liabilities and Shareholders’ Equity	$4,135,767	$4,170,475

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(dollars and share data in thousands, except per share data)	2010	2009

INTEREST INCOME
Loans, including fees	$42,219	$46,124
Investment securities:
Taxable	2,177	3,100
Tax-exempt	796	1,024
Dividends	132	176

Total Interest Income	45,324	50,424

INTEREST EXPENSE
Deposits	7,608	11,081
Securities sold under repurchase agreements	43	48
Short-term borrowings	74	195
Long-term borrowings and junior subordinated debt securities	1,685	2,955

Total Interest Expense	9,410	14,279

NET INTEREST INCOME	35,914	36,145
Provision for loan losses	4,430	21,389

Net Interest Income After Provision for Loan Losses	31,484	14,756

NONINTEREST INCOME
Security gains (losses), net	153	(1,246)
Service charges on deposit accounts	2,971	3,056
Wealth management fees	1,984	1,743
Insurance fees	2,368	1,862
Mortgage banking	410	644
Debit and credit card fees	1,381	1,538
Other	2,076	1,419

Total Noninterest Income	11,343	9,016

NONINTEREST EXPENSE
Salaries and employee benefits	12,565	11,655
Occupancy, net	1,984	1,879
Furniture and equipment	1,088	1,203
Other taxes	945	817
Data processing	1,603	1,468
Amortization of intangibles	524	606
Legal	2,216	311
Joint venture amortization	628	655
FDIC assessment	1,301	1,941
Other	5,076	4,903

Total Noninterest Expense	27,930	25,438

Income (Loss) Before Taxes	14,897	(1,666)
Provision for Income Taxes	3,593	176

Net Income (Loss)	11,304	(1,842)
Preferred stock dividends and amortization of discount	1,547	1,283

Net Income (Loss) Available to Common Shareholders	$9,757	$(3,125)

Earnings per common share—basic	$0.35	$(0.11)
Earnings per common share—diluted	0.35	(0.11)
Dividends declared and paid per common share	0.15	0.31
Average common shares outstanding—basic	27,724	27,605
Average common shares outstanding—diluted	27,753	27,605

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except share and per share data)	Comprehensive (Loss) Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at January 1, 2009		$ -	$74,285	$43,327	$402,608	$(13,986)	$(57,540)	$448,694
Net loss for three months ended March 31, 2009	$(1,842)				(1,842)			(1,842)

Other Comprehensive Income, Net of Tax
Change in unrealized gains on securities of $210 net of reclassification adjustment for losses included in net loss of $1,246 and tax expense of $510	946					946		946
Adjustment to funded status of pension, net of tax expense $133	248					248		248

Comprehensive Income	$(648)
Preferred stock dividends and amortization of discount		151			(1,283)			(1,132)
Cash dividends declared ($0.31 per share)					(8,568)			(8,568)
Treasury stock issued (4,389 shares)				(93)			121	28
Recognition of restricted stock compensation expense				108				108
Tax benefit from nonstatutory stock options exercised				4				4
Recognition of nonstatutory stock option compensation expense				114				114
Issuance of preferred stock (1)		104,664						104,664
Warrant for common stock issuance (1)				4,012				4,012

Balance at March 31, 2009		$104,815	$74,285	$47,472	$390,915	$(12,792)	$(57,419)	$547,276

Balance at January 1, 2010		$105,370	$74,285	$51,158	$383,118	$(6,214)	$(54,399)	$553,318
Net income for three months ended March 31, 2010	$11,304				11,304			11,304

Other Comprehensive Income, Net of Tax
Change in unrealized gains on securities of $1,642 net of reclassification adjustment for gains included in net income of $153 and tax expense of $521	968					968		968
Adjustment to funded status of pension, net of tax expense $81	151					151		151

Comprehensive Income	$12,423
Preferred stock dividends and amortization of discount		188			(1,547)			(1,359)
Cash dividends declared and paid ($0.15 per share)					(4,163)			(4,163)
Treasury stock issued (34,939 shares)					(421)		863	442
Recognition of restricted stock compensation expense				186				186
Forfeitures of nonstatutory stock options				(104)				(104)

Balance at March 31, 2010		$105,558	$74,285	$51,240	$388,291	$(5,095)	$(53,536)	$560,743

(1)    The preferred stock issued to the U.S. Treasury in the amount of $104,664 is presented net of a discount of $4,012.

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$11,304	$(1,842)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,430	21,389
Provision for unfunded loan commitments	(240)	82
Depreciation and amortization	1,713	1,663
Net amortization of investment security premiums	184	276
Recognition of stock-based compensation expense	172	(348)
Security (gains) losses, net	(153)	1,246
Deferred income taxes	(1,083)	(5,290)
Tax benefits from stock-based compensation	-	(4)
Mortgage loans originated for sale	(21,524)	(35,740)
Proceeds from the sale of loans	24,488	30,478
Gain on the sale of loans, net	(244)	(180)
Net decrease in interest receivable	934	3,968
Net decrease in interest payable	(530)	(313)
Net decrease in other assets	1,785	2,913
Net increase (decrease) in other liabilities	6,006	(3,871)

Net Cash Provided by Operating Activities	27,242	14,427

INVESTING ACTIVITIES
Proceeds from maturities of securities available-for-sale	56,778	73,834
Proceeds from sales of securities available-for-sale	1,387	1,993
Purchases of securities available-for-sale	(30,576)	(29,558)
Net decrease in loans	1,063	51,071
Purchases of premises and equipment	(123)	(679)
Proceeds from the sale of premises and equipment	26	1,187

Net Cash Provided by Investing Activities	28,555	97,848

FINANCING ACTIVITIES
Net decrease in demand deposits	(48,475)	(44,874)
Net increase in certificates of deposit	89,713	60,655
Net decrease in short-term borrowings	(51,300)	(194,500)
Net increase (decrease) in securities sold under repurchase agreements	3,061	(1,496)
Repayments of long-term borrowings	(40,263)	(38,668)
Proceeds from issuance of preferred stock and common stock warrants	-	108,676
Sale of treasury stock	442	28
Preferred stock dividends	(1,359)	(438)
Cash dividends paid to common shareholders	(4,163)	(7,864)
Tax benefits from stock-based compensation	-	4

Net Cash Used in Financing Activities	(52,344)	(118,477)
Net increase (decrease) in cash and cash equivalents	3,453	(6,202)
Cash and cash equivalents at beginning of year	69,152	69,780

Cash and Cash Equivalents at End of Period	$72,605	$63,578

Supplemental Disclosures
Transfers (from) to other real estate owned and other repossessed assets	$(1,520)	$601
Interest paid	1,917	3,987
Income taxes paid (1)	-	243

(1)    No income taxes were paid during the first quarter of 2010 due to prior year overpayment.

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Nature of Operations

The accompanying unaudited Consolidated Financial Statements of S&T Bancorp, Inc. and subsidiaries (“S&T”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

S&T operates in three business segments, providing a full range of services to individual and corporate customers through Community Banking, Wealth Management and an Insurance Agency. The Consolidated Balance Sheet as of December 31, 2009 has been extracted from the audited financial statements included in S&T’s 2009 annual report on Form 10-K. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010.

Accounting Policies

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

Recently Issued Accounting Pronouncements

Accounting for Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement regarding accounting for transfers of financial assets, which eliminates the qualifying special-purpose entities (“QSPEs”) concept and associated guidance that had been a significant source of complexity, creates more stringent conditions for reporting a transfer of a portion of financial asset as a sale, clarifies other sale accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The accounting pronouncement was effective as of January 1, 2010. The adoption of this pronouncement did not have a material impact on S&T’s Consolidated Financial Statements.

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

In June 2009, the FASB issued a pronouncement regarding consolidation accounting, which requires former QSPEs to be evaluated for consolidation and also changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary. The pronouncement also requires more frequent reassessment as to whether they must consolidate VIEs. The application of this pronouncement to investment companies was deferred indefinitely. This pronouncement was effective as of January 1, 2010. The adoption of this pronouncement did not have a material impact on S&T’s Consolidated Financial Statements.

Fair Value Measurements

In January 2010, the FASB issued an accounting standards update that required more robust disclosures on the fair value of assets and liabilities when an asset or liability is transferred in the fair value hierarchy in or out of Level 1 and 2. This update must be applied for interim and annual periods beginning after January 1, 2010. The adoption of this pronouncement did not have a material impact on S&T’s Consolidated Financial Statements.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Future Application of Accounting Pronouncements

Fair Value Measurements

Pursuant to the January 2010 FASB accounting standards update, further disclosures will be required for the activity within Level 3 of the fair value hierarchy regarding purchases, sales, issuances and settlements. This requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, although early adoption is permitted. The accounting standards update requires additional disclosure and will have no impact on the Consolidated Financial Statements.

Reclassification

Certain amounts in prior years’ financial statements have been reclassed to conform to the current year’s presentation. The reclassifications had no significant effect on S&T’s financial condition or results of operations.

NOTE 2. CAPITAL PURCHASE PROGRAM

On January 16, 2009, S&T completed a $108.7 million capital raise as a participant in the U.S. Treasury Capital Purchase Program (the “CPP”). In conjunction with S&T’s participation in the CPP, S&T issued to the U.S. Treasury 108,676 shares of S&T’s Series A Preferred Stock. The Series A Preferred Stock pays cumulative dividends at a rate of five percent per year for the first five years and thereafter at a rate of nine percent per year. As part of its purchase of the Series A Preferred Stock, the U.S. Treasury received a Warrant to purchase 517,012 shares of S&T’s common stock at an initial per share exercise price of $31.53. The Warrant provides for the adjustment of the exercise price and the number of shares of S&T’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of S&T’s common stock and upon certain issuances of S&T’s common stock at or below a specified price relative to the initial exercise price.

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

The proceeds received in conjunction with the issuance of the Series A Preferred Stock and the Warrant were allocated to the preferred stock based on their relative fair values. Estimated fair value was determined using a discounted cash flow model with a 10 percent discount rate. The discount rate was determined by comparison to a group of similarly rated preferred securities in the banking sector. The level yield method is used to amortize the discount on the preferred stock over a period of five years. Management engaged an outside expert to calculate the estimated fair value of the common stock warrants issued by S&T on January 16, 2009. A binomial pricing model was used resulting in an estimated fair value of $4.0 million.

The assumptions used to calculate the estimated fair value of the warrants are summarized below:

Assumption	Value

Contractual term	10 years
Exercise price	$31.53
Estimated fair value of company stock	$29.14
Expected life	10 years
Risk-free rate over expected life of the warrant	2.36%
Expected volatility	28.4%
Expected dividend yield	3.85%

S&T utilized the average of daily and monthly historical volatility for purposes of this valuation. The Warrant expires ten years from the issuance date. In addition, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

NOTE 3. FAIR VALUE MEASUREMENTS

S&T uses fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading assets and derivatives are recorded at their estimated fair value on a recurring basis. Additionally, from time to time, S&T may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, other real estate owned (“OREO”), mortgage servicing rights (“MSRs”) and certain other assets.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction.

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

S&T’s obligations of states and political subdivisions portfolio is valued using proprietary valuation matrices from the service provider. The market evaluation model includes a separate curve structure for the bank-qualified versus general market municipals. For the bank-qualified municipals, the source is the service provider’s own trading desk. Securities are further broken down according to insurer, credit support, state of issuance and rating to incorporate additional spreads and municipal curves.

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

Derivative Financial Instruments

S&T calculates the estimated fair value for derivatives using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity and uses observable market based inputs, such as interest rate curves and implied volatilities. As such, estimates of fair value are classified as Level 2.

S&T incorporates credit valuation adjustments into the valuation models to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the estimated fair value measurements. In adjusting the estimated fair

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

value of its derivative contracts for the effect of non-performance risk, S&T has considered the impact of netting and any applicable credit enhancements and collateral postings.

Nonrecurring Basis

Loans Held for Sale

Loans held for sale consist of 1-4 family residential loans originated for sale in the secondary market and carried at the lower of cost or estimated fair value. Periodically, it may be necessary to record fair value adjustments under lower of cost or estimated fair value. S&T determines estimated fair value based on reference to quoted market prices for similar assets and liabilities. As a result, such estimates of fair value are classified as Level 2.

Impaired Loans

A loan is considered impaired if management determines that it is probable that S&T will not be able to collect all amounts due according to the contractual terms of the loan agreement of a construction, commercial real estate or commercial and industrial loan greater than $0.5 million. S&T calculates the estimated fair value of impaired loans based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated fair value of the collateral less estimated selling costs when the loan is collateral dependent. Collateral values are generally based upon appraisals from approved, independent state certified appraisers.

Appraisals, whether current or not current, may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation or management’s knowledge of the borrower and the borrower’s business. Since not all valuation inputs are observable, S&T classifies these nonrecurring fair value determinations as Level 2 or Level 3 based on the lowest level of input that is significant to the fair value measurement.

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

Mortgage Servicing Rights

The estimated fair value of the MSRs are determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. As the valuation model includes significant unobservable inputs, MSRs are classified as Level 3.

Other Assets

In accordance with GAAP, S&T measures certain other assets at estimated fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write downs of individual assets. Valuation methodologies used to measure these fair value adjustments are consistent with overall principles of fair value accounting and consistent with those described above.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Bank Owned Life Insurance

The estimated fair value represents the net cash surrender value.

Deposits

The estimated fair values disclosed for deposits without a defined maturity (e.g., noninterest and interest-bearing demand, money market and savings accounts) are, by definition, equal to the amount payable on demand. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their estimated fair value. Estimated fair values for fixed rate certificates of deposit and other time deposits are based on the discounted value of contractual cash flows, using interest rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its estimated fair value.

Short-Term Borrowings

The carrying amounts of federal funds purchased, securities sold under repurchase agreements and other short-term borrowings approximate their estimated fair values.

Long-Term Borrowings

The estimated fair values disclosed for long-term borrowings are estimated by discounting contractual cash flows using current interest rates for long-term borrowings of similar remaining maturities.

Junior Subordinated Debt Securities

For the variable rate junior subordinated debt securities that reprice quarterly, estimated fair values are based on carrying values. The $25.0 million junior subordinated debt issued with a fixed rate period of five years then converts to variable rate is fair valued based on discounted cash flows at current interest rates during the fixed rate period.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables present S&T’s assets and liabilities that are measured at estimated fair value on a recurring basis by fair value hierarchy level at March 31, 2010 and December 31, 2009. There were no transfers between Level 1 and Level 2 for items of a recurring basis during the periods presented.

	March 31, 2010
	Level 1	Level 2	Level 3	Total

(dollars in thousands)

ASSETS
Obligations of U.S. government corporations and agencies	$-	$118,386	$-	$118,386
Collateralized mortgage obligations of U.S. government corporations and agencies	-	54,601	-	54,601
Mortgage-backed securities of U.S. government corporations and agencies	-	57,569	-	57,569
Obligations of states and political subdivisions	-	86,054	-	86,054
Marketable equity securities	2,499	8,482	1,138	12,119
Trading account assets	3,253	-	-	3,253
Interest rate swaps	-	13,419	-	13,419
Interest rate lock commitments	-	173	-	173

Total Assets	$5,752	$338,684	$1,138	$345,574

LIABILITIES
Interest rate swaps	$-	$13,247	$-	$13,247
Forward sale contracts	-	8	-	8

Total Liabilities	$-	$13,255	$-	$13,255

	December 31, 2009
	Level 1	Level 2	Level 3	Total

(dollars in thousands)

ASSETS
Obligations of U.S. government corporations and agencies	$-	$127,971	$-	$127,971
Collateralized mortgage obligations of U.S. government corporations and agencies	-	60,229	-	60,229
Mortgage-backed securities of U.S. government corporations and agencies	-	61,521	-	61,521
Obligations of states and political subdivisions	-	92,928	-	92,928
Marketable equity securities	3,607	7,466	1,138	12,211
Trading account assets	3,090	-	-	3,090
Interest rate swaps	-	11,661	-	11,661
Interest rate lock commitments	-	126	-	126
Forward sale contracts	-	192	-	192

Total Assets	$6,697	$362,094	$1,138	$369,929

LIABILITIES
Interest rate swaps	$-	$11,594	$-	$11,594

Total Liabilities	$-	$11,594	$-	$11,594

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

S&T classifies financial instruments in Level 3 when valuation models are used because significant inputs are not observable in the market. The following tables present the changes in assets measured at estimated fair value on a recurring basis and for which S&T has utilized Level 3 inputs to determine the estimated fair value:

March 31, 2010
Marketable Equity Securities (1)

(dollars in thousands)

Beginning balance at January 1, 2010	$1,138
Principal transactions	-
Total gains (losses)
Included in earnings	-
Included in other comprehensive income	-
Transfers into Level 3	-
Transfers out of Level 3	-

Ending Balance at March 31, 2010	$1,138

(1) Changes in estimated fair market value of available-for-sale investments are recorded in accumulated other comprehensive income, while gains and losses from sales are recorded in net security gains (losses) in the Consolidated Statements of Income (Loss).

March 31, 2009
Marketable Equity Securities (1)

(dollars in thousands)

Beginning balance at January 1, 2009	$1,050
Principal transactions	-
Total gains (losses)
Included in earnings	-
Included in other comprehensive income	-
Transfers into Level 3	-
Transfers out of Level 3	-

Ending Balance at March 31, 2009	$1,050

(1) Changes in estimated fair market value of available-for-sale investments are recorded in accumulated other comprehensive income, while gains and losses from sales are recorded in net security gains (losses) in the Consolidated Statements of Income (Loss).

S&T may be required to measure certain assets and liabilities on a nonrecurring basis. The following table presents S&T’s assets that are measured at estimated fair value on a nonrecurring basis by the fair value hierarchy level at March 31, 2010 and December 31, 2009. There were no liabilities measured at estimated fair value on a nonrecurring basis during these periods.

	March 31, 2010
	Level 1	Level 2	Level 3	Total

(dollars in thousands)

Assets
Loans held for sale	$ -	$ 3,109	$ -	$ 3,109
Impaired loans	-	63,147	24,627	87,774
Other real estate owned	-	3,087	-	3,087
Mortgage servicing rights	-	-	2,316	2,316

	December 31, 2009
	Level 1	Level 2	Level 3	Total

(dollars in thousands)

Assets
Loans held for sale	$ -	$ 6,073	$ -	$ 6,073
Impaired loans	-	79,258	12,285	91,543
Other real estate owned and other repossessed assets	-	4,607	-	4,607
Mortgage servicing rights	-	-	2,263	2,263

In addition to financial instruments recorded at estimated fair value in S&T’s financial statements, the fair value accounting pronouncement requires disclosure of estimated fair value of all an entity’s assets and liabilities considered to be financial instruments. For estimated fair value disclosure purposes, S&T substantially utilized the estimated fair value measurement criteria as

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

required and discussed above. These estimates of fair value are significantly affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange.

The following table indicates the estimated fair value of S&T’s financial instruments as of:

	March 31, 2010		December 31, 2009

	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value	Carrying Value(1)
(dollars in thousands)

ASSETS
Cash and due from banks	$72,605	$72,605	$69,152	$69,152
Securities available-for-sale	328,729	328,729	354,860	354,860
Federal Home Loan Bank stock, at cost	23,542	23,542	23,542	23,542
Gross loans	3,373,197	3,398,403	3,380,070	3,404,407
Bank owned life insurance	53,345	53,345	52,863	52,863
Trading account assets	3,253	3,253	3,090	3,090
Mortgage servicing rights	2,316	2,205	2,263	2,100
Interest rate swaps	13,419	13,419	11,661	11,661
Interest rate lock commitments	173	173	126	126
Forward sales contracts	-	-	192	192

LIABILITIES
Deposits	$3,366,945	$3,345,816	$3,324,377	$3,304,541
Securities sold under repurchase agreements	47,996	47,996	44,935	44,935
Short-term borrowings	-	-	51,300	51,300
Long-term borrowings	47,202	45,631	87,817	85,894
Junior subordinated debt securities	92,189	90,619	92,296	90,619
Interest rate swaps	13,247	13,247	11,594	11,594
Forward sale contracts	8	8	-	-

(1) As reported in the Consolidated Balance Sheets

NOTE 4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Swaps

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

Pursuant to S&T’s agreements with various financial institutions, S&T may receive collateral or may be required to post collateral based upon mark-to-market positions. Beyond unsecured threshold levels, collateral in the form of cash or securities may be made available to counterparties of swap transactions. Based upon S&T’s current positions and related future collateral requirements relating to them, S&T believes any affect on its cash flow or liquidity position to be immaterial. Derivatives contain an element of credit risk, the possibility that S&T will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by S&T’s Asset and Liability Committee (“ALCO”) and derivatives with customers may only be executed with customers within credit exposure limits approved by S&T’s Board of Directors Loan Committee.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Interest Rate Lock Commitments and Forward Sale Contracts

In the normal course of business, S&T sells originated mortgage loans into the secondary mortgage loan market. S&T offers interest rate lock commitments to potential borrowers. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. In addition, S&T can encounter pricing risk if interest rates increase significantly before the loan can be closed and sold. S&T may utilize forward sale contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The rate lock is executed between the mortgagee and S&T and in turn a forward sale contract may be executed between S&T and the investor. Both the rate lock commitment and the corresponding forward sale contract for each customer are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives during the commitment period are recorded in current earnings and included in other income in the Consolidated Statements of Income (Loss).

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)

	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
(dollars in thousands)

Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts - Commercial Loans
Estimated fair value	$ 13,419	$ 11,661	$ 13,247	$ 11,594
Notional amount	225,462	227,203	225,462	227,203
Collateral posted	-	-	8,684	10,935
Interest Rate Lock Commitments - Mortgage Loans
Estimated fair value	173	126	-	-
Notional amount	8,015	10,672	-	-
Forward Sale Contracts - Mortgage Loans
Estimated fair value	-	192	8	-
Notional amount	-	15,012	7,825	-

	Amount of Gain (Loss) Recognized in Income on Derivatives (included in Other Noninterest Income)
	March 31, 2010	March 31, 2009
(dollars in thousands)

Derivatives not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	$ 105	$ 214
Interest rate lock commitments - mortgage loans	47	407
Forward sale contracts - mortgage loans	(200)	(194)

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE

The following tables indicate the composition of the securities portfolio for the periods stated:

	Available-for-Sale
March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$117,021	$1,399	$(34)	$118,386
Collateralized mortgage obligations of U.S. government corporations and agencies	52,278	2,323	-	54,601
Mortgage-backed securities of U.S. government corporations and agencies	54,767	2,802	-	57,569
Obligations of states and political subdivisions	84,125	2,131	(202)	86,054

Debt Securities Available-for-Sale	308,191	8,655	(236)	316,610
Marketable equity securities	11,419	1,058	(358)	12,119

Total	$319,610	$9,713	$(594)	$328,729

	Available-for-Sale
December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$126,588	$1,461	$(78)	$127,971
Collateralized mortgage obligations of U.S. government corporations and agencies	58,010	2,219	-	60,229
Mortgage-backed securities of U.S. government corporations and agencies	58,834	2,687	-	61,521
Obligations of states and political subdivisions	91,146	2,013	(231)	92,928

Debt Securities Available-for-Sale	334,578	8,380	(309)	342,649
Marketable equity securities	12,652	741	(1,182)	12,211

Total	$347,230	$9,121	$(1,491)	$354,860

There were $0.2 million in gross realized gains and no significant gross realized losses for the three months ended March 31, 2010. For the three months ended March 31, 2009 there were no significant gross realized gains and $1.2 million in gross realized losses. Realized gains and losses on the sale of securities are determined using the specific-identification method.

The following tables present the age of gross unrealized losses and estimated fair value by investment category:

	Less than 12 Months		12 Months or More		Total
March 31, 2010	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$9,950	$(34)	$ -	$ -	$9,950	$(34)
Collateralized mortgage obligations of U.S. government corporations and agencies	-	-	-	-	-	-
Mortgage-backed securities of U.S. government corporations and agencies	-	-	-	-	-	-
Obligations of states and political subdivisions	5,292	(12)	5,510	(190)	10,802	(202)

Debt Securities Available-for-Sale	15,242	(46)	5,510	(190)	20,752	(236)
Marketable equity securities	1,553	(358)	-	-	1,553	(358)

Total Temporarily Impaired Securities	$16,795	$(404)	$5,510	$(190)	$22,305	$(594)

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$20,912	$ (78)	$ -	$ -	$20,912	$ (78)
Collateralized mortgage obligations of U.S. government corporations and agencies	-	-	-	-	-	-
Mortgage-backed securities of U.S. government corporations and agencies	-	-	-	-	-	-
Obligations of states and political subdivisions	5,969	(84)	3,881	(147)	9,850	(231)

Debt Securities Available-for-Sale	26,881	(162)	3,881	(147)	30,762	(309)
Marketable equity securities	8,385	(1,182)	-	-	8,385	(1,182)

Total Temporarily Impaired Securities	$35,266	$(1,344)	$3,881	$(147)	$39,147	$(1,491)

For debt securities classified as available-for-sale, S&T does not believe any individual unrealized losses as of March 31, 2010 represent an other-than-temporary-impairment (“OTTI”). S&T performs a review on the entire securities portfolio on a quarterly basis to identify securities that may indicate an OTTI. S&T’s policy for OTTI declines within the marketable equity securities portfolio requires an impairment charge when the security is in a loss position for 12 consecutive months, unless facts and circumstances would suggest the need for OTTI impairment prior to that time. S&T’s policy for OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its estimated fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the investment security prior to the security recovery.

The unrealized losses on 26 debt securities at March 31, 2010 were attributable to changes in interest rates. The unrealized losses on marketable equity securities at March 31, 2010 were not significant and were attributable to temporary declines in market value. S&T does not intend to sell and it is not more likely than not that it will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of its amortized cost.

The amount of the net unrealized gains on available-for-sale securities as of March 31, 2010 and December 31, 2009 that have been included in accumulated other comprehensive income were $9.1 million and $7.6 million, respectively. During the quarter, approximately $0.2 million of unrealized gains were reclassified out of accumulated comprehensive income into earnings for the period ended March 31, 2010.

The amortized cost and estimated fair value of debt securities at March 31, 2010, by estimating maturity, is included in the table below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay the obligation with or without call or prepayment penalties. The collateralized mortgage obligations of U.S. government corporations and agencies and mortgage-backed securities of U.S. government corporations and agencies may mature earlier than their estimated maturities because of principal prepayment optionality.

Available-for-Sale	Amortized Cost	Estimated Fair Value
(dollars in thousands)

Due in one year or less	$35,930	$36,388
Due after one year through five years	130,019	132,365
Due after five years through ten years	46,278	48,261
Due after ten years	95,964	99,596

Total Debt Securities Available-for-Sale	$308,191	$316,610

At March 31, 2010 and December 31, 2009, securities with principal amounts of $295.6 million and $251.4 million, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTE 6. RESTRICTED INVESTMENT IN BANK STOCK

S&T is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon their level and availability of borrowings and participation in other programs offered by the FHLB. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Both cash and stock dividends are reported as income in taxable investment securities in the Consolidated Statements of Income (Loss). The FHLB has currently suspended the payment of dividends.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

At March 31, 2010 and December 31, 2009, S&T’s FHLB stock totaled $23.5 million. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.

S&T was notified in December 2008 by the FHLB that they have suspended the payment of dividends and the repurchase of excess capital stock until further notice. S&T management reviewed and evaluated the FHLB capital stock for OTTI at March 31, 2010. Management reviewed the FHLB’s Form 10-K for the period ended December 31, 2009 filed with the SEC on March 18, 2010.

Management considered the following matters when evaluating FHLB stock for OTTI:

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

•	Liquidity position of the FHLB.

Management considered the following items from the December 31, 2009 Form 10-K of the FHLB:

•	The total capital of the FHLB decreased to $3.7 billion at December, 2009 from $4.1 billion at December 31, 2008, due primarily to unrealized losses on available-for-sale securities.
•

The net income of the FHLB for the year ended December 31, 2009 decreased to a net loss of $37.5 million from $19.4 million in the comparable period in 2008, due primarily to a decrease in interest income and OTTI charges.

•

The FHLB exceeded all required capital ratios as of December 31, 2009 and 2008. In addition, permanent capital of $4.4 billion and $4.2 billion at December 31, 2009 and 2008, respectively, exceeded its risk-based capital requirement by $1.6 billion and $233.8 million, respectively.

•

The gross unrealized losses on its private label mortgage-backed securities (“MBS”) decreased to $0.4 billion at December 31, 2009 from $2.1 billion at December 31, 2008. Management also noted the following:

•	The FHLB concluded that these unrealized losses were not OTTI as of December 31, 2009.
•	The FHLB Management’s Discussion and Analysis disclosed that all MBS continue to pay principal and interest in accordance with their contractual terms.
•	28 percent of these securities were rated AAA by external credit agencies.
•	The FHLB had minimal subprime exposure in its private label MBS portfolio.
•

The liquidity position of the FHLB (defined as cash and due from banks, interest-earning deposits and federal funds sold) decreased to $4.4 billion at December 31, 2009 as compared to $6.4 billion at December 31, 2008.

S&T believes its holdings in the FHLB stock are ultimately recoverable at par value as of March 31, 2010 and, therefore, determined that FHLB stock was not OTTI. In addition, S&T has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. LOANS AND LOANS HELD FOR SALE

The following table presents the composition of the loan portfolio for the periods stated:

	March 31, 2010	December 31, 2009
(dollars in thousands)

Real estate—construction	$ 366,176	$ 371,178
Real estate—mortgages:
Residential	814,182	816,036
Commercial	1,422,761	1,428,329
Commercial and industrial	715,178	701,650
Consumer	76,997	81,141

Gross Portfolio Loans	3,395,294	3,398,334
Allowance for loan losses	(63,023)	(59,580)

Total Portfolio Loans	3,332,271	3,338,754
Loans held for sale	3,109	6,073

Total Loans	$3,335,380	$3,344,827

The following table presents changes in the allowance for loan losses for the three months ended March 31:

	2010	2009
(dollars in thousands)

Balance at beginning of year	$59,580	$42,689
Charge-offs	(2,140)	(4,586)
Recoveries	1,153	355

Net Charge-offs	(987)	(4,231)
Provision for loan losses	4,430	21,389

Balance at End of Period	$63,023	$59,847

The principal balances of loans on nonaccrual status were $96.8 million and $90.8 million at March 31, 2010 and December 31, 2009, respectively. OREO and other repossessed assets, which are included in other assets in the Consolidated Balance Sheets, were $3.1 million at March 31, 2010 and $4.6 million at December 31, 2009. At March 31, 2010, OREO consisted of 18 properties with one property comprising $1.5 million or 49 percent of the balance.

S&T attempts to limit its exposure to concentrations of credit risk by diversifying its loan portfolio and closely monitoring any concentrations of credit risk. The commercial real estate and commercial construction portfolios comprise $1.8 billion or 53 percent of total loans at March 31, 2010 and December 31, 2009. In addition, the commercial real estate and commercial construction portfolios had $354.7 million or 11 percent of total loans to customers outside of Pennsylvania. Geographic concentrations exist because S&T provides a full range of banking services, including commercial, consumer and mortgage loans to individuals and corporate customers in its ten-county market areas in Pennsylvania. Management believes underwriting guidelines and ongoing review by loan administration mitigates these risks.

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
(dollars in thousands)

Recorded balance of impaired loans with a related allowance for loan loss	$54,067	$51,602
Recorded balance of impaired loans without a related allowance for loan loss	33,707	39,941

Total Recorded Balance of Loans Considered to be Impaired	$87,774	$91,543

Allowance for loan losses allocated to loans considered to be impaired	$20,252	$17,003
Average recorded balance of impaired loans	84,392	85,606

S&T Bank has granted loans to certain officers and directors of S&T as well as to certain affiliates of the officers and directors in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectability. The aggregate dollar amount of these loans was $33.1 million and $34.1 million at March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, $4.1 million of new loans were funded and repayments of loans totaled $5.1 million.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. MORTGAGE SERVICING RIGHTS

Mortgage servicing assets are recognized as separate assets when commitments to fund a loan to be sold are made. Upon commitment, the MSR is established, which represents the then current estimated fair value of future net cash flows expected to be realized for performing the servicing activities. The estimated fair value of the MSRs are determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the estimated fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. MSRs are reported in other assets in the Consolidated Balance Sheets and are amortized into noninterest income in the Consolidated Statements of Income (Loss) in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

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

For the three months ended March 31, 2010 and 2009, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $22.2 million and $30.5 million, respectively. At March 31, 2010 and 2009, S&T’s servicing portfolio totaled $270.9 million and $188.6 million, respectively.

The following tables indicate MSRs and the net carrying values for the three months ended March 31, 2010 and 2009:

	Servicing Rights	Valuation Allowance	Net Carrying Value
(dollars in thousands)

Beginning balance at January 1, 2010	$2,692	$(592)	$2,100
Additions/(reductions)	232	(9)	223
Amortization	(118)	-	(118)

Ending balance at March 31, 2010	$2,806	$(601)	$2,205

	Servicing Rights	Valuation Allowance	Net Carrying Value
(dollars in thousands)

Beginning balance at January 1, 2009	$1,872	$(1,040)	$832
Additions/(reductions)	287	(53)	234
Amortization	(91)	-	(91)

Ending balance at March 31, 2009	$2,068	$(1,093)	$975

NOTE 9. BORROWINGS

Short-term borrowings are for original terms under one year and may be comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased, term auction facility (“TAF”) advances and FHLB advances. S&T defines repurchase agreements with its local retail customers as retail REPOs; short-term wholesale REPOs are those transacted with other banks and brokerage firms. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. The estimated fair value of collateral provided to a third party is continually monitored and additional collateral is obtained or requested to be returned as appropriate. Federal funds purchased are unsecured overnight borrowings with other financial institutions. TAF advances are collateral backed short-term loans with the Federal Reserve. FHLB advances are for various terms secured by a blanket lien on residential mortgages, other real estate secured loans and FHLB stock with the FHLB of Pittsburgh.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table represents the composition of short-term borrowings at:

	March 31, 2010	December 31, 2009
(dollars in thousands)

Securities sold under repurchase agreements, retail	$47,996	$44,935
Federal Home Loan Bank advances	-	51,300

Total	$47,996	$96,235

Long-term debt instruments are for original terms greater than one year and may be comprised of wholesale REPOs, FHLB advances, junior subordinated debt securities and trust preferred securities. Long-term REPOs and FHLB advances have the same collateral requirements as their short-term equivalents. Junior subordinated debt securities and trust preferred securities are structured to meet regulatory requirements for inclusion in risk-based capital components.

The following is a summary of long-term debt at:

	March 31, 2010	December 31, 2009
(dollars in thousands)

Long-term borrowings	$45,631	$85,894
Junior subordinated debt securities	90,619	90,619

Total	$136,250	$176,513

S&T had total borrowings at March 31, 2010 and December 31, 2009 at the FHLB of Pittsburgh of $45.4 million and $136.9 million, respectively. S&T had long-term borrowings outstanding of $42.3 million at a fixed rate and $3.1 million at a variable rate at March 31, 2010.

NOTE 10. EMPLOYEE BENEFITS

S&T Bank maintains a defined benefit pension plan (the “Plan”) covering substantially all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years of employment. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future. S&T made no contributions to its pension plan in 2009 and no contributions are required to be made for 2010 at this time. The expected long-term rate of return on plan assets is 8.00 percent.

The following table summarizes the components of net periodic pension expense for the Plan:

	Three Months Ended March 31,
	2010	2009
(dollars in thousands)

Service cost—benefits earned during the period	$ 614	$ 575
Interest cost on projected benefit obligation	1,016	950
Expected return on plan assets	(1,200)	(1,074)
Amortization of prior service cost	(2)	(2)
Recognized net actuarial (gain)/loss	220	319

Net Periodic Pension Expense	$ 648	$ 768

NOTE 11. COMMITMENTS AND CONTINGENCIES

Commitments

S&T, in the normal course of business, offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. S&T’s exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. S&T uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of an annual fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. S&T’s allowance for lending-related commitments including unfunded commercial real estate, commercial and industrial term loan commitments and letters of credit totaled $4.0 million at March 31, 2010 and $4.2 million at December 31, 2009. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counter-parties.

The following table sets forth the total commitments and letters of credit at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
(dollars in thousands)

Commitments to extend credit	$930,172	$966,903
Standby letters of credit	149,898	156,293

Litigation

S&T, in the normal course of business, is subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, S&T believes that the outcome of such proceedings or claims pending will not have a material adverse effect on its consolidated financial position.

NOTE 12. EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the basic calculation, but are included in diluted EPS. In computing diluted EPS, average common shares outstanding have been increased by the dilutive common stock equivalents relating to S&T’s outstanding stock options, warrants and restricted stock. Excluded from the calculation were anti-dilutive stock options of 1,083,000 shares and 1,191,000 shares for the three months ended March 31, 2010 and 2009, respectively. Further, warrants of 517,012 common stock shares were anti-dilutive for the three months ended March 31, 2010 and 2009 and excluded from the calculation.

A reconcilement of the weighted average common shares outstanding used to calculate basic net income (loss) per common share and diluted net income (loss) per common share follows:

	Three Months Ended March 31,
	2010	2009

Weighted average common shares outstanding (basic)	27,724,495	27,605,381
Impact of common stock equivalents	28,889	-

Weighted Average Common Shares Outstanding (Diluted)	27,753,384	27,605,381

NOTE 13. SEGMENTS

S&T operates in three reportable operating segments: Community Banking, Wealth Management and an Insurance Agency.

The Community Banking segment offers services which include accepting demand deposit accounts and certificates of deposit, originating commercial and consumer loans, providing letters of credit and credit card services.

The Wealth Management segment offers discount brokerage services, services as executor and trustee under wills and deeds, guardian and custodian of employee benefits and other trust and brokerage services, as well as a registered investment advisor that manages private investment accounts for individuals and institutions.

The Insurance Agency segment includes a full-service insurance agency offering commercial property and casualty insurance, group life and health coverage, employee benefit solutions and personal insurance lines.

The following represents total assets by reportable segment as of March 31:

	2010	2009
(dollars in thousands)

Community Banking	$4,125,449	$4,159,625
Insurance	8,123	8,778
Wealth Management	2,195	2,072

Total Assets	$4,135,767	$4,170,475

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables provide financial information for these three segments of S&T. The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments which are necessary for purposes of reconciling to the Consolidated Financial Statements.

	For the Three Months Ended March 31, 2010
	Community Banking	Wealth Management	Insurance Agency	Eliminations	Consolidated
(dollars in thousands)

Interest income	$45,300	$132	$-	$(108)	$45,324
Interest expense	9,453	-	73	(116)	9,410

Net interest income (expense)	35,847	132	(73)	8	35,914
Provision for loan losses	4,430	-	-	-	4,430
Noninterest income	7,490	2,019	1,525	309	11,343
Noninterest expense	21,895	1,591	1,154	1,577	26,217
Depreciation expense	1,024	9	24	-	1,057
Intangible amortization	622	20	14	-	656
Income tax expense	4,555	205	93	(1,260)	3,593

Net Income	$10,811	$326	$167	$-	$11,304

	For the Three Months Ended March 31, 2009
	Community Banking	Wealth Management	Insurance Agency	Eliminations	Consolidated
(dollars in thousands)

Interest income	$50,399	$176	$-	$(151)	$50,424
Interest expense	14,367	-	73	(161)	14,279

Net interest income (expense)	36,032	176	(73)	10	36,145
Provision for loan losses	21,389	-	-	-	21,389
Noninterest income	6,406	1,748	1,173	(311)	9,016
Noninterest expense	20,342	1,631	1,269	535	23,777
Depreciation expense	1,029	10	16	-	1,055
Intangible amortization	568	22	16	-	606
Income tax expense (benefit)	973	110	(71)	(836)	176

Net (Loss) Income	$(1,863)	$151	$(130)	$-	$(1,842)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the consolidated results of operations and financial condition of S&T and highlights material changes to the financial condition and results of operations at and for the three months ended March 31, 2010. Management’s Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto. The results of operations reported within are not necessarily indicative of results to be expected in future periods.

Important Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates statements that S&T believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to S&T’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to” or other similar words. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this Form 10-Q or the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us at that time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Future Factors include:

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;
•	credit losses;
•	sources of liquidity;
•	legislation affecting the financial services industry as a whole, and/or S&T;
•	regulatory supervision and oversight, including required capital levels;
•	increasing price and product/service competition by competitors, including new entrants;
•	rapid technological developments and changes;
•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;
•	the mix of products and services;
•	containing costs and expenses;
•	governmental and public policy changes, including environmental regulations;
•	reliance on large customers;
•	technological, implementation and cost and financial risks in large, multi-year contracts;
•	the outcome of pending and future litigation and governmental proceedings;
•	continued availability of financing;
•	financial resources in the amounts, at the times and on the terms required to support our future businesses;
•	changes in the local economy in western Pennsylvania area;
•	managing our internal growth and acquisitions;
•	general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in among other things, a reduced demand for credit and other services;
•

a decline in market capitalization to common book value, which could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a charge to net income; and

•

a continuation of recent turbulence in significant portions of the global financial and real estate markets could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities and indirectly, by affecting the economy generally.

These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate and currency exchange rate fluctuations and other Future Factors.

Critical Accounting Policies and Judgments

S&T’s Consolidated Financial Statements are prepared based upon the application of certain critical accounting policies including, securities valuation, allowance for loan losses, goodwill and other intangible assets and income taxes. These policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect S&T’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on S&T’s future financial condition and results of operations.

There have been no significant changes in S&T’s critical accounting policies since December 31, 2009. S&T’s critical accounting policies are presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in S&T’s 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on February 26, 2010.

Executive Overview

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania with assets of approximately $4.1 billion at March 31, 2010. S&T provides a full range of financial services through a branch network of 55 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate services and other fiduciary services. S&T earns revenue primarily from interest on loans, security investments and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses as well as other operating costs such as: salaries and employee benefits, occupancy, data processing expenses and tax expense. S&T’s strategic plan to deliver

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

profitable growth to our shareholders includes: increasing loans and core deposits with sufficient interest rate spreads, controlling loan delinquency and loan losses, controlling operating expenses and expanding the business through new de novo branching, mergers and acquisitions, introduction of new products and services and expansion of our products and services provided to our existing customers. S&T’s common stock trades on the Nasdaq Global Select Market under the symbol “STBA.”

Net income available to common shareholders for the first quarter of 2010 was $9.8 million resulting in diluted earnings per common share of $0.35 compared to a $3.1 million net loss and $(0.11) diluted earnings per share in the first quarter of 2009. The increase in net income was primarily driven by a reduction in the provision for loan losses. During the first quarter of 2010, a provision of $4.4 million was recorded compared to $21.4 million in the first quarter of 2009. The decrease in provision was a result of minimal net charge-offs of $1.0 million and minor increases in nonperforming assets and delinquent loans during the first quarter of 2010.

The area of problem commercial loans has been and continues to be the subject of considerable management focus and review. S&T had nonperforming assets of $99.9 million as of March 31, 2010 compared to $95.4 million at December 31, 2009. S&T continues to focus on monitoring these assets with a focus on fundings, risk ratings, stress testing and compliance for the area of commercial loans.

As of March 31, 2010 and December 31, 2009 earning assets were $3.8 billion. While earning assets remain consistent, net interest margin improved to 4.00 percent for the three months ended March 31, 2010 compared to 3.81 percent for the three months ended March 31, 2009. The net interest margin improvement is due to favorable repricing of deposits and other borrowed funds and disciplined loan pricing.

No significant investment impairment charges were recorded during the first quarter of 2010 compared to $0.6 million in the first quarter of 2009. The equity securities portfolio currently has an estimated fair value of $12.1 million at March 31, 2010, as compared to $12.2 million at March 31, 2009. During the past two years, S&T has implemented a strategy to methodically sell holdings in this portfolio and only retain strategic positions in banks within our market area.

Asset quality will continue to be the primary driver of our results in 2010. We remain diligent and focused on monitoring our nonperforming assets. S&T continually strives to be well positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management continually assesses our balance sheet, capital, liquidity and operation infrastructures in order to be positioned to take advantage of internal or acquisition growth.

RESULTS OF OPERATIONS

Three months ended March 31, 2010 compared to

Three months ended March 31, 2009

Net Income

Net income available to common shareholders was $9.8 million or $0.35 diluted earnings per share for the first three months of 2010 as compared to a net loss available to common shareholders of $3.1 million or $(0.11) diluted earnings per share for the same period of 2009. The increase in net income was primarily the result of a significantly lower provision for loan losses and no significant security impairments offset by an increase in noninterest expenses and taxes. The return on average assets was 0.96 percent for the three months ended March 31, 2010, as compared to (0.29) percent for the three months ended March 31, 2009. The return on average equity was 7.12 percent for the three months ended March 31, 2010 compared to (2.34) percent for the same period of 2009.

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 77 percent and 79 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in the first three months of 2010 and 2009, respectively. The level and mix of earning assets and funds are continually monitored by S&T’s Asset and Liability Committee (“ALCO”) in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

The following table reconciles interest income per the Consolidated Statements of Income (Loss) to net interest income adjusted to a fully taxable equivalent basis:

	Three Months Ended March 31,
	2010	2009
(dollars in millions)

Interest income per Consolidated Statements of Income	$45.3	$50.4
Adjustment to fully taxable equivalent basis	1.2	1.4

Interest income adjusted to fully taxable equivalent basis	46.5	51.8
Interest expense	9.4	14.3

Net Interest Income Adjusted to Fully Taxable Equivalent Basis	$37.1	$37.5

The net interest margin on a fully taxable equivalent basis was 4.00 percent in the first three months of 2010 as compared to 3.81 percent in the same period of 2009. Net interest income decreased $0.4 million or 1 percent in the first three months of 2010 compared the same period of 2009. The decrease in net interest income was a result of a $223.3 million decrease in average interest-earning assets, primarily driven by $130.0 million decrease in average loans and by $93.3 million decrease in average securities in the first three months of 2010 as compared to the same period of 2009. The yields on average loans decreased by 30 basis points from the comparable period in 2009 and the yield on average securities decreased by 12 basis points. Overall yields on average interest-earning assets were 5.02 percent and 5.27 percent for the three months ended March 31, 2010 and 2009, respectively.

For the first three months of 2010, balances of average interest-bearing deposits and average REPOs and other borrowed funds decreased $89.9 million and $214.7 million, respectively as compared to the same period of 2009. The cost of deposits decreased from the three months ended March 31, 2009 due to repricing core deposits and certificates of deposit maturities that renewed at lower rates. Further, interest rates on borrowings decreased substantially from the three months ended March 31, 2009. Overall funding costs decreased 50 basis points to 1.33 percent for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Positively affecting net interest income was an $81.3 million increase in average net free funds during the first three months of 2010 as compared to the same period of 2009. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. The increase is primarily due to the marketing efforts for new demand accounts and corporate cash management services.

Average Balance Sheet and Net Interest Income Analysis

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
(dollars in millions)

ASSETS
Loans (1)	$3,404.1	$42.7	5.08%	$3,534.1	$46.9	5.38%
Securities/other (1)	352.9	3.8	4.35%	446.2	4.9	4.47%

Total interest-earning assets	3,757.0	46.5	5.02%	3,980.3	51.8	5.27%
Noninterest-earning assets	380.5			379.9

TOTAL	$4,137.5			$4,360.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	$1,254.3	$0.9	0.29%	$1,302.9	$1.5	0.45%
Certificates of deposit	1,312.4	6.7	2.07%	1,353.7	9.6	2.89%
Borrowed funds < 1 year	132.3	-	0.28%	245.8	0.2	0.40%
Borrowed funds > 1 year	157.4	1.8	2.47%	258.6	3.0	4.63%

Total interest-bearing liabilities	2,856.4	9.4	1.33%	3,161.0	14.3	1.83%
Noninterest-bearing liabilities:
Demand deposits	684.0			595.1
Shareholders’ equity/other	597.1			604.1

TOTAL	$4,137.5			$4,360.2

Net yield on interest-earning assets			4.00%			3.81%

Net Interest Income		$37.1			$37.5

(1) The yield on earning assets and the net interest margin are presented on a fully taxable equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2010 Compared to March 31, 2009 Decrease (1)
	Volume	Rate	Net
(dollars in millions)

Interest earned on:
Loans(2)	$ (1.7)	$ (2.5)	$ (4.2)
Securities/other(2)	(1.0)	(0.1)	(1.1)

Total interest-earning assets	(2.7)	(2.6)	(5.3)

Interest paid on:
NOW/money market/savings	(0.1)	(0.5)	(0.6)
Certificates of deposit	(0.3)	(2.6)	(2.9)
Borrowed funds < 1 year	(0.1)	(0.1)	(0.2)
Borrowed funds > 1 year	(1.2)	-	(1.2)

Total interest-bearing liabilities	(1.7)	(3.2)	(4.9)

Change in net interest income	$ (1.0)	$ 0.6	$ (0.4)

(1)  The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)  Tax-exempt income is on a fully taxable equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2010 and 2009.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period. The provision for loan losses was $4.4 million for the first quarter of 2010 compared to $21.4 million for the first quarter of 2009. Changes within the allowance for loan loss model are directionally consistent with the increase in nonperforming loans, loan charge-off levels and impaired loans requiring specific reserves.

Credit quality is the most important factor in determining the amount of the allowance for loan losses and the resulting provision. During the first quarter of 2010, S&T had a slight increase in delinquencies and nonperforming loan levels. Nonperforming loans increased from December 31, 2009 primarily due to the addition of one customer, a $15.4 million multi-family residential apartment complex that has been experiencing a high vacancy rate and declining cash flow. For the first quarter of 2010, S&T experienced minimal net loan charge-offs of $1.0 million compared to net loan charge-offs of $4.2 million for the first three months of 2009. The most significant charge-off in the first quarter of 2010 was a $0.6 million charge-off for a commercial relationship that resulted in the write-down of collateral of residential property to current market value supported by a recent appraisal.

Noninterest Income

Three Months Ended March 31	2010	2009	$ Change
(dollars in thousands)

Security gains (losses), net	$153	$(1,246)	$1,399
Service charges on deposit accounts	2,971	3,056	(85)
Wealth management fees	1,984	1,743	241
Insurance fees	2,368	1,862	506
Mortgage banking	410	644	(234)
Debit and credit card fees	1,381	1,538	(157)
Other income	2,076	1,419	657

Total Noninterest Income	$11,343	$9,016	$2,327

Noninterest income increased $2.3 million to $11.3 million in the first quarter of 2010 as compared to the first quarter of 2009. S&T recognized $0.2 million of gains on available-for-sale securities in the first three months of 2010 as compared to $1.2

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

million of losses in the same period of 2009. The investment security gains for the first quarter of 2010 were recorded from the sale of equity holdings and no significant investment impairment charges were recorded during the period. The increase in wealth management fees of $0.2 million were the result of new business and general market improvements, as well as $0.1 million increase in discount brokerage fees. The increase of $0.5 million in insurance fees is primarily driven by annual bonus commission income. The $0.7 million increase in other noninterest income is primarily related to mark to market accounting adjustments relating to the deferred compensation plan.

Noninterest Expense

	March 31, 2010	March 31, 2009	$ Change
(dollars in thousands)

Salaries and employee benefits	$ 12,565	$11,655	$910
Occupancy, net	1,984	1,879	105
Furniture and equipment	1,088	1,203	(115)
Other taxes	945	817	128
Data processing	1,603	1,468	135
Amortization of intangibles	524	606	(82)
Legal	2,216	311	1,905
Joint venture amortization	628	655	(27)
FDIC assessment	1,301	1,941	(640)
Other noninterest expense	5,076	4,903	173

Total Noninterest Expense	$ 27,930	$25,438	$2,492

Noninterest expense increased by $2.5 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Salaries and employee benefit expense increased $0.9 million which was primarily attributable to the re-introduction of incentive plans for 2010 and mark-to-market accounting adjustments relating to the deferred compensation plan. FDIC assessment decreased by $0.6 million due to a one time adjustment to record the expense in the proper period. Legal expenses increased $1.9 million primarily due to a one time legal expense.

Federal Income Taxes

Federal income tax expense was $3.6 million for the quarter ended March 31, 2010 compared to $0.2 million for the quarter ended March 31, 2009. This increase is attributable to improved profitability. Discrete items of tax for the quarter ended March 31, 2010 were immaterial. Tax expense for the quarter ended March 31, 2009 also included discrete items of tax of $0.6 million comprised of an amortization adjustment relating to the IBT acquisition, interest and penalties on a settled IRS examination and an increase in unrecognized tax benefits.

The annual effective tax rate for the first three months of 2010 applied to pretax income (loss) was 23 percent and 26 percent in the same period of 2009. The rate is less than the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects, which had a greater impact in 2010 than the same period of 2009.

Financial Condition

Average earning assets decreased to $3.8 billion for the three months ended March 31, 2010 compared to $4.0 billion for the three months ended March 31, 2009. This $223.3 million decrease in average interest-earning assets was primarily driven by $130.0 million decrease in loans and by $93.3 million decrease in securities in the first three months of 2010 as compared to the same period of 2009. For the first three months of 2010, balances of average interest-bearing deposits decreased by $89.9 million as compared to the same period of 2009 and borrowed funds decreased $214.7 million.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

Security Activity

Securities Available-for-Sale (at Fair Value)	March 31, 2010	December 31, 2009	$ Change
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$118,386	$127,971	$(9,585)
Collateralized mortgage obligations of U.S. government corporations and agencies	54,601	60,229	(5,628)
Mortgage-backed securities of U.S. government corporations and agencies	57,569	61,521	(3,952)
Obligations of states and political subdivisions	86,054	92,928	(6,874)

Debt Securities Available-for-Sale	316,610	342,649	(26,039)
Marketable equity securities	12,119	12,211	(92)

Total	$328,729	$354,860	$(26,131)

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

Securities and other investments decreased by $26.1 million as of March 31, 2010 compared to December 31, 2009. The decreases relates to maturities of debt securities of $56.8 million offset by purchases of $30.6 million. The decrease is a result of an ALCO strategy to deleverage the balance sheet; thus, reducing interest rate risk.

S&T’s policy for security classification includes obligations of U.S. government corporations and agencies, collateralized mortgage obligations of U.S. government corporations and agencies, mortgage-backed securities of U.S. government corporations and agencies, obligations of states and political subdivisions and marketable equity securities as available-for-sale. The marketable equity securities portfolio is primarily comprised of the stock of banks. On a quarterly basis, management evaluates the securities portfolios for other-than-temporary impairment (“OTTI”) according to the respective accounting literature requiring investments to be reported at estimated fair value. During the first three months of 2010, there was no significant investment impairment charges recorded on bank equity investment securities. The performance of the debt and equity securities markets could generate further impairment in future periods requiring realized losses to be reported.

Lending Activity

	March 31, 2010	December 31, 2009	$ Change
(dollars in thousands)

Consumer
Home equity	$457,178	$458,643	$(1,465)
Residential mortgage	360,113	363,466	(3,353)
Consumer installment	76,997	81,141	(4,144)
Construction	8,899	11,836	(2,937)

Total Consumer Loans	903,187	915,086	(11,899)

Commercial
Commercial real estate	1,422,761	1,428,329	(5,568)
Commercial and industrial	715,178	701,650	13,528
Construction	357,277	359,342	(2,065)

Total Commercial Loans	2,495,216	2,489,321	5,895

Total	$3,398,403	$3,404,407	$(6,004)

The loan portfolio represents the most significant source of interest income for S&T. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Further, other conditions such as the overall economic climate can significantly impact the borrower’s ability to pay. In order to mitigate such risk, loan underwriting standards for S&T are established by a formal policy and are subject to periodic review and approval by the Board of Directors.

Loans decreased $6.0 million as of March 31, 2010 as compared to December 31, 2009. Minimal loan growth was experienced within the commercial portfolio and a slight decline occurred in the consumer portfolio. This is a result of less demand in our market area, resulting from the current economic climate.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

Commercial loans, including commercial real estate, commercial and industrial and real estate construction comprised 73 percent of the loan portfolio as of March 31, 2010 and December 31, 2009. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. The commercial real estate portfolio had $354.7 million or 11 percent of total loans that involved projects outside of Pennsylvania. Generally, these loans are with existing local customers. The decline in the economic environment has been significantly higher in various parts of the country than in Pennsylvania. Accordingly, the out of state portfolio is experiencing higher credit stress and has been the subject of considerable management focus and review. Rates and terms for commercial real estate, equipment loans and lines of credit are normally negotiated, subject to such variables as the financial condition of the borrower, economic conditions, marketability of collateral, credit history of the borrower and projected future cash flows. The loan to value policy guidelines for commercial real estate loans is generally 65-85 percent. Variable rate commercial loans were 51 percent of the commercial loan portfolio at March 31, 2010 and 50 percent at December 31, 2009.

Residential mortgage and home equity loans comprised 24 percent of the loan portfolio at March 31, 2010 and December 31, 2009. Residential mortgage lending continues to be a strategic focus through a centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. The loan to value policy guideline is 80 percent for residential first lien mortgages. Higher loan to value loans may be approved with the appropriate private mortgage insurance coverage. Second lien positions are sometimes assumed with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of the estimated fair value of the mortgage property.

Management believes the downturn in the local residential real estate market and the impact of declining values on the real estate loan portfolio will be mitigated because of S&T’s conservative mortgage lending policies for portfolio loans, which generally require a maximum term of 20 years for fixed rate mortgages. Balloon payment mortgages are also offered in the portfolio. The maximum balloon term is 15 years with a maximum amortization term of 30 years. Balloon mortgages with terms of 10 years or less may have a maximum amortization term for up to 40 years. Private mortgage insurance is generally required for loans with less than a 20 percent down payment. Combo mortgage loans consisting of S&T residential first mortgage and home equity second mortgage are also available to credit worthy borrowers. Adjustable rate mortgages are no longer offered, but comprised 10 percent of the residential mortgage portfolio in the first quarter of each of 2010 and in 2009.

S&T periodically designates specific loan originations, generally longer-term, lower-yielding 1-4 family mortgages, as held for sale and sells them to Fannie Mae. The rationale for these sales is to mitigate interest-rate risk associated with holding long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. During the three months ended March 31, 2010 and 2009, S&T sold $22.2 million and $30.5 million, respectively, of 1-4 family mortgages and currently services $270.9 million of secondary market mortgage loans to Fannie Mae at March 31, 2010. S&T intends to continue to sell longer-term loans to Fannie Mae in the future on a selective basis, especially during periods of lower interest rates.

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

Allowance for Loan Losses

The following table summarizes the loan loss experience for the periods presented:

	March 31, 2010	December 31, 2009
(dollars in thousands)

Balance at beginning of period:	$59,580	$42,689
Charge-offs:
Commercial, mortgage and industrial	(1,596)	(38,553)
Residential real estate	(330)	(16,955)
Consumer	(214)	(1,354)

Total	(2,140)	(56,862)
Recoveries:
Commercial, mortgage and industrial	592	878
Residential real estate	500	276
Consumer	61	245

Total	1,153	1,399
Net Charge-offs	(987)	(55,463)
Provision for loan losses	4,430	72,354

Allowance for Loan Losses	$63,023	$59,580

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

Ratio of net charge-offs to average loans outstanding (annualized)	0.12%	1.36%
Allowance for loan losses to total loans	1.85%	1.75%
Allowance for loan losses to nonperforming loans	65%	66%

The balance in the allowance for loan losses increased to $63.0 million or 1.85 percent of total loans at March 31, 2010 as compared to $59.6 million or 1.75 percent of total loans at December 31, 2009. The increase in the allowance for loan losses is primarily a result of increases of $3.3 million in specific reserves and minimal general reserves during the first quarter of 2010. S&T’s allowance for lending-related commitments is computed using a methodology similar to that used to determine the allowance for loan losses. Amounts are added to the allowance for lending-related commitments through a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments decreased to $4.0 million at March 31, 2010 as compared to $4.2 million at December 31, 2009. The allowance for lending-related commitments is included in other liabilities.

Problem loans are identified and continually monitored through detailed reviews of specific commercial loans, and the analysis of delinquency and charge-off levels of consumer loan portfolios. Management evaluates the degree of loss exposure for loans on a continuous basis through a formal allowance for loan loss policy as administered by S&T Bank’s Credit Administration Department and various management and director committees. Updates are presented to the S&T Board of Directors as to the status of loan quality. Charged-off and recovered loan amounts are applied to the allowance for loan losses. The allowance for loan losses is increased through a charge to current earnings through the provision for loan losses, based upon management’s assessment of the adequacy of the allowance for loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes a review of the historical charge-off rates for all loan categories as well as fluctuations and trends in various risk factors that have occurred within the portfolio’s economic life cycle. The analysis also includes assessment of qualitative factors such as credit trends, unemployment trends, vacancy trends, loan growth and the degree of variable interest rate risk. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, S&T’s estimate of loan losses could also change.

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

During the first three months of 2010, the risk rating profile of the portfolio was impacted by the following commercial loan relationships:

•

The first relationship consists of several lot development projects in Pennsylvania and Florida. The relationship originated in March of 2004 and was placed on nonaccrual status in May of 2009. The exposure in Florida originally consisted of five projects totaling $12.5 million. Local real estate conditions in Florida resulted in slow lot sales and ultimately the developer’s global cash flow was unable to absorb the carrying costs associated with the Florida loans. In the second quarter of 2009, the Florida loans were split into an $8.8 million nonperforming tranche (three loans) and a $3.7 million performing tranche (two loans). S&T recognized a $5.3 million charge-off on the nonperforming loans during the second quarter of 2009 and developed a strategy to liquidate the nonperforming loans and complete the development associated with the performing loans. During the third quarter of 2009, it became evident that global cash flows were insufficient to execute on the original restructure plan. Accordingly, S&T charged-off $2.9 million and liquidated a $0.6 million cash collateral account. The resulting Florida exposure remained at $3.7 million as of March 31, 2010. S&T established a specific reserve of $1.7 million during the first quarter of 2010 based upon the price expected to be received at auction. The Florida properties were auctioned in second quarter of 2010 and S&T expects to receive proceeds equal to the value that the loan balance was reserved at.

•

The second relationship is a $2.4 million commercial office property located in western Pennsylvania that originated in February of 2005. The project did not fully stabilize or develop. A specific reserve of $1.2 million was established in the first quarter of 2010. The primary collateral for this relationship is the commercial real estate, which has a recent appraisal from March of 2010.

•

The third relationship is a $5.2 million loan for an industrial warehouse property located in the southeast United States. The loan originated in February of 2000 and was placed on nonaccrual status in December of 2009. The borrower has experienced cash shortfalls due to low occupancy which was previously supplemented by the owners. Due to the uncertainty of future owner support, S&T established a specific reserve of $1.5 million during the fourth quarter of 2009. The property is to be auctioned in the second quarter of 2010. The specific reserve was increased $0.8 million to $2.3 million based upon the estimated price expected to be received at auction.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

•

The fourth relationship consisted of $30.3 million of commercial and industrial loans with an exploration and drilling company comprised of five different facilities and three legal entities. This relationship was originated in September of 2002 and was placed on nonaccrual status in February of 2009. The borrower experienced cash flow issues due to decreases in commodity prices in late 2008 and 2009. In the first quarter of 2009, the borrower faced going concern issues and S&T executed a collateral liquidation strategy. A charge-off of $26.5 million was taken on this relationship in the second quarter of 2009. The residual exposure estimated as of December 31, 2009 was $2.7 million and was supported with an appraisal completed in June of 2009. A $0.6 million charge-off was recorded in first quarter of 2010 as a result of a write down on the collateral of residential property to current market value and the property moving to other real estate owned (“OREO”).

Specific reserves increased and are primarily the result of the commercial loans discussed above. Management believes these commercial loans have been adequately reserved as determined by the quarterly impairment analysis and risk-rating process performed by the Loan Administration Department.

We have considered impaired loans in our determination of the allowance for loan losses. The specific reserves for impaired loans were $20.3 million and $17.0 million at March 31, 2010 and December 31, 2009, respectively.

S&T has a charge-off policy within its general lending policy. The charge-off policy is broken down into two components – retail and commercial.

The charge-off policy for retail loans is broken down into two types. The first type is unsecured or secured with non real estate. These loans are evaluated for a charge at 90 days past due. Unsecured loans are fully charged-off. If the loan is secured with non real estate, it will be charged down to the value of the collateral less the estimated cost to sell. If the collateral is repossessed and remains unsold for 120 days the carrying value will be completely charged-off. The second type is loans secured by real estate. These loans will be evaluated for a charge at 90 days past due. The loan will be charged down to the value of the collateral less the estimated cost to sell.

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

During the first three months of 2010, S&T experienced minimal net charge-offs of $1.0 million or 0.12 percent of average loans on an annualized basis as compared to $4.2 million or 0.49 percent of average loans on an annualized basis in the first three months of 2009.

The most significant charge-off during the first three months of 2010 was $0.6 million for a commercial relationship; the charge was the result of a write down on the collateral of residential property to current market value supported by a recent appraisal and the property remains in OREO.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

The following table summarizes the composition of nonperforming loans:

Nonperforming Loans (“NPL”)	March 31, 2010	December 31, 2009	$ Change
(dollars in thousands)

Consumer
Home equity	$1,618	$2,252	$ (634)
Residential mortgage	4,695	5,583	(888)
Consumer installment	99	20	79

Total Consumer Loans	6,412	7,855	(1,443)

Commercial
Commercial real estate	66,138	53,789	12,349
Commercial and industrial	3,356	7,489	(4,133)
Construction	20,884	21,674	(790)

Total Commercial Loans	90,378	82,952	7,426

Total NPL	96,790	90,807	5,983
OREO	3,087	4,607	(1,520)

Total Nonperforming Assets	$99,877	$95,414	$4,463

Asset Quality Ratios:

Nonperforming loans as a percent of total loans	2.85%	2.67%
Nonperforming assets as a percent of total loans + OREO	2.94%	2.80%

The balance of nonperforming loans, which included loans past due 90 days or more, at March 31, 2010 was $96.8 million or 2.85 percent of total loans. This compares to nonperforming loans of $90.8 million or 2.67 percent of total loans at December 31, 2009. Nonperforming assets totaled $99.9 million or 2.41 percent of total assets at March 31, 2010 and $95.4 million or 2.29 percent of total assets at December 31, 2009.

The provision for loan losses was $4.4 million for the first three months of 2010, as compared to $21.4 million for the same period of 2009. The reduced provision was the result of management’s analysis of the adequacy of the allowance for loan losses and is consistent with the increase in nonperforming loans and classified loan trends and loan charge-off levels.

S&T’s policy is to place loans in all categories on nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There are no loans 90 days or more past due and still accruing. For the three months ended March 31, 2010 and 2009, interest that would have been recorded had the nonaccrual loans performed in accordance with the original loan terms was $1.2 million and $1.3 million, respectively.

Deposits

	March 31, 2010	December 31, 2009	$ Change
(dollars in thousands)

Noninterest-bearing demand	$709,422	$712,120	$(2,698)
Interest-bearing demand	252,535	260,554	(8,019)
Money market	250,699	289,367	(38,668)
Savings	753,040	752,130	910
Certificates of deposit	1,380,120	1,290,370	89,750

Total Deposits	$3,345,816	$3,304,541	$41,275

Deposits are the primary source of funds to S&T. Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Certificates of deposit of $100,000 and over were 15 percent of total deposits at March 31, 2010 and 12 percent at December 31, 2009, and primarily represent deposit relationships with local customers in our market area. S&T had $185.2 and $109.8 million of brokered retail certificates of deposit outstanding at March 31, 2010 and December 31, 2009, respectively.

S&T participates in the Certificate of Deposit Account Registry Services (“CDARS”) program. The reciprocal program allows S&T customers to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. S&T maintains deposits by accepting certificates of deposits from customers of CDARS member banks in the exact amount as S&T customers placed. S&T can also access the CDARS network to accept brokered certificates of deposit that are not part of the reciprocal CDARS program. As of March 31, 2010, S&T had $67.2 million of reciprocal deposits and $79.8 million of brokered

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

CDARS certificates of deposit. The issuance of brokered retail certificates of deposits and participation in the CDARS program is an ALCO strategy to increase and diversify funding sources.

Borrowings

	March 31, 2010	December 31, 2009	$ Change
(dollars in thousands)

Securities sold under repurchase agreements	$47,996	$44,935	$3,061
Short-term borrowings	-	51,300	(51,300)
Long-term borrowings	45,631	85,894	(40,263)
Junior subordinated debt securities	90,619	90,619	-

Total Borrowings	$184,246	$272,748	$(88,502)

Borrowings are a significant source of funding for S&T. Borrowings have decreased $88.5 million from December 31, 2009. The decrease in borrowings is a result of an increase in alternative funds through the CDARS program. S&T was able to secure CDARS at much lower rates than borrowings during the first quarter of 2010. Borrowings are comprised of retail repurchase agreements (“REPOs”), FHLB advances and long-term borrowings. S&T defines REPOs with our local retail customers as retail REPOs.

Capital Resources

Shareholders’ equity increased $7.4 million at March 31, 2010, compared to December 31, 2009. S&T had net income available to common shareholders of $9.8 million and dividends declared to common shareholders were $4.2 million for the three months ended March 31, 2010. Also affecting capital was an increase of $0.2 million in the funded status of pension and $1.0 million in unrealized gains on securities available-for-sale, net of tax, which is included in other comprehensive income.

The following summarizes risk-based capital amounts and ratios for S&T Bancorp, Inc. and S&T Bank:

	Adequately	Well-	March 31, 2010		December 31, 2009
	Capitalized	Capitalized	Amount	Ratio	Amount	Ratio
(dollars in thousands)

S&T Bancorp, Inc.
Tier 1 Leverage	4.00%	5.00%	$415,904	10.51%	$409,129	10.26%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	415,904	12.40%	409,129	12.10%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	528,462	15.75%	521,658	15.43%

S&T Bank
Tier 1 Leverage	4.00%	5.00%	$275,921	7.00%	$270,224	6.81%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	275,921	8.27%	270,224	8.05%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	387,925	11.63%	382,475	11.39%

In August 2009, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $300.0 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T may use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2010, S&T had not issued any securities pursuant to the shelf registration statement.

On January 16, 2009, S&T completed a $108.7 million capital raise as a participant in the Capital Purchase Program (the “CPP”). S&T temporarily used the funds received from the issuance of the Series A Preferred Stock and warrants to reduce S&T’s overnight borrowings at the FHLB of Pittsburgh (“FHLB”) which had the effect of increasing S&T’s liquidity for lending activities.

Explanation of Use of Non-GAAP Financial Measures

In addition to the results of operations presented in accordance with GAAP, S&T management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully taxable equivalent basis, operating revenue and the efficiency ratio. S&T believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and our business and performance trends as they facilitate comparisons with the performance

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

of others in the financial services industry. Although S&T believes that these non-GAAP financial measures enhance investors’ understanding of S&T’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Income (Loss) is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 26.

Operating revenue is the sum of net interest income and noninterest income, less security gains. In order to understand the significance of net interest income to S&T’s business and operating results, S&T management believes it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ALCO monitors and manages interest rate sensitivity through GAP, rate shock analysis and simulations in order to avoid unacceptable earnings fluctuations due to interest rate changes. S&T’s GAP model includes certain management assumptions based upon past experience and the expected behavior of customers. The assumptions include principal prepayments for fixed rate loans, mortgage-backed securities and collateralized mortgage obligations, and classifying the demand, savings and money market balances by degree of interest rate sensitivity. The GAP and cumulative GAP represent the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of March 31, 2010.

	Interest Rate Sensitivity March 31, 2010

GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
(dollars in thousands)

Repricing Assets:
Cash and due from banks	$ -	$ -	$ -	$ 72,605
Securities available-for-sale	76,753	30,046	63,196	158,734
Federal Home Loan Bank stock, at cost	-	-	-	23,542
Net loans	1,603,340	290,670	473,448	967,922
Other assets	-	-	-	375,511

Total Repricing Assets	1,680,093	320,716	536,644	1,598,314

Repricing Liabilities:
Noninterest-bearing demand deposits	-	-	-	709,422
Interest-bearing demand deposits	31,567	31,567	63,133	126,268
Money market	250,699	-	-	-
Savings	528,593	32,064	64,128	128,255
Certificates of deposit	623,858	132,857	243,403	380,002
Securities sold under repurchase agreements and short-term borrowings	47,996	-	-	-
Long-term borrowings and junior subordinated debt securities	93,954	450	25,536	16,310
Other liabilities and equity	-	-	-	605,705

Total Repricing Liabilities	1,576,667	196,938	396,200	1,965,962
GAP	103,426	123,778	140,444	(367,648)

Cumulative GAP	$ 103,426	$ 227,204	$ 367,648	$ -

Rate Sensitive Assets/Rate Sensitive Liabilities	March 31, 2010	December 31, 2009

Cumulative 6 months	1.07	1.12
Cumulative 12 months	1.13	1.10

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

S&T’s one-year repricing GAP at March 31, 2010 indicates an asset sensitive position. This means that more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive position will differ depending upon the change in market interest rates. For example, with an asset sensitive position in an increasing interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase to our interest rate spreads, net interest income and operating income. Conversely, with an asset sensitive position in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease to our interest rate spreads, net interest income and operating income.

In addition to the GAP analysis, S&T performs rate shock analyses on a static balance sheet to estimate the effect that specific interest rate changes would have on 12 months of pretax net interest income. Rate shock analyses assume an immediate parallel shift of +/-300 basis points in market interest rates. Rate shock analyses also incorporates management assumptions regarding the level of interest rate changes on non-maturity deposit products (demand, NOW, money market and savings) and changes in the prepayment behavior of fixed rate loans and securities with optionality. Inclusion of these assumptions makes rate shock analysis more useful than GAP analysis alone.

The table below shows the percent change to pretax net interest income with a rate shock of +/- 300 basis points.

	Immediate Change in Rates
Percent Change to Pretax Net Interest Income	+300 bps	-300 bps

March 31, 2010	9.12%	(7.97)%
December 31, 2009	8.16%	(6.93)%

The impact to pretax net interest income in the +/-300 basis point rate shocks for March 31, 2010 is consistent with having an asset sensitive balance sheet. When comparing the +/- 300 basis point rate shock results in March 31, 2010 to December 31, 2009, the percent change to net interest income has improved/declined because the balance sheet has become slightly more asset sensitive.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Reserved

Item 5. Other Information

Not Applicable

Item 6. Exhibits

10.1	Severance Agreement, by and between Mark Kochvar and S&T Bancorp, Inc. dated December 31, 2008. Files as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 26, 2010 and incorporated herein by reference.*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.

* Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: May 6, 2010	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer