Form 10-Q
period 2010-06-30
S&T BANCORP INC
filed 2010-08-05
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Common Stock, $2.50 Par Value - 27,822,803 shares as of July 23, 2010

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)

ASSETS
Cash and due from banks	$71,150	$69,152
Securities available-for-sale	316,195	354,860
Federal Home Loan Bank stock, at cost	23,542	23,542
Loans held for sale	3,836	6,073
Portfolio loans	3,392,893	3,398,334
Allowance for loan losses	53,968	59,580

Portfolio loans, net	3,338,925	3,338,754

Premises and equipment, net	39,703	40,990
Goodwill	165,273	165,167
Other intangibles, net	8,390	9,408
Bank owned life insurance	53,868	52,863
Other assets	118,356	109,666

Total Assets	$4,139,238	$4,170,475

LIABILITIES
Deposits:
Noninterest-bearing demand	$732,618	$712,120
Interest-bearing demand	260,301	260,554
Money market	250,924	289,367
Savings	743,427	752,130
Certificates of deposit	1,309,926	1,290,370

Total Deposits	3,297,196	3,304,541
Securities sold under repurchase agreements	44,496	44,935
Short-term borrowings	51,750	51,300
Long-term borrowings	40,328	85,894
Junior subordinated debt securities	90,619	90,619
Other liabilities	48,646	39,868

Total Liabilities	3,573,035	3,617,157

SHAREHOLDERS’ EQUITY
Fixed rate cumulative perpetual preferred stock, series A, no par value, $1,000 per share liquidation preference Authorized—10,000,000 shares in 2010 and 2009 Issued and outstanding—108,676 in 2010 and 2009	105,749	105,370
Common stock ($2.50 par value) Authorized—50,000,000 shares in 2010 and 2009 Issued—29,714,038 shares in 2010 and 2009
Outstanding—27,819,757 shares at June 30, 2010 and 27,746,554 shares at December 31, 2009	74,285	74,285
Additional paid-in capital	51,271	51,158
Retained earnings	391,494	383,118
Accumulated other comprehensive loss	(4,222)	(6,214)
Treasury stock (1,894,281 shares at June 30, 2010 and 1,967,484 shares at December 31, 2009, at cost)	(52,374)	(54,399)

Total Shareholders’ Equity	566,203	553,318

Total Liabilities and Shareholders’ Equity	$4,139,238	$4,170,475

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and share data in thousands, except per share data)	2010	2009	2010	2009

INTEREST INCOME
Loans, including fees	$42,662	$45,212	$84,881	$91,336
Investment securities:
Taxable	2,061	2,908	4,238	6,008
Tax-exempt	725	931	1,521	1,955
Dividends	113	175	245	351

Total Interest Income	45,561	49,226	90,885	99,650

INTEREST EXPENSE
Deposits	7,440	9,815	15,047	20,896
Securities sold under repurchase agreements	43	46	87	94
Short-term borrowings	52	178	125	373
Long-term borrowings and junior subordinated debt securities	1,401	2,638	3,086	5,593

Total Interest Expense	8,936	12,677	18,345	26,956

NET INTEREST INCOME	36,625	36,549	72,540	72,694
Provision for loan losses	9,127	32,184	13,557	53,573

Net Interest Income After Provision for Loan Losses	27,498	4,365	58,983	19,121

NONINTEREST INCOME
Security gains (losses), net	103	(1,296)	257	(2,542)
Service charges on deposit accounts	3,166	3,232	6,136	6,288
Wealth management fees	1,916	1,912	3,900	3,655
Insurance fees	1,964	1,985	4,332	3,847
Mortgage banking	166	1,148	577	1,792
Debit and credit card fees	2,283	1,668	3,664	3,206
Other	1,931	1,808	4,006	3,227

Total Noninterest Income	11,529	10,457	22,872	19,473

NONINTEREST EXPENSE
Salaries and employee benefits	11,811	12,698	24,376	24,353
Occupancy, net	1,659	1,603	3,643	3,482
Furniture and equipment	1,328	1,421	2,417	2,624
Other taxes	942	984	1,887	1,801
Data processing	1,451	1,542	3,054	3,010
Amortization of intangibles	496	589	1,019	1,195
Legal	989	736	3,204	1,046
Joint venture amortization	709	2,514	1,337	3,168
FDIC assessment	1,398	3,447	2,699	5,388
Other	4,952	7,228	10,030	12,133

Total Noninterest Expense	25,735	32,762	53,666	58,200

Income (Loss) Before Taxes	13,292	(17,940)	28,189	(19,606)
Provision (Benefit) for Income Taxes	3,888	(9,284)	7,481	(9,108)

Net Income (Loss)	9,404	(8,656)	20,708	(10,498)
Preferred stock dividends and amortization of discount	1,549	1,541	3,096	2,824

Net Income (Loss) Available to Common Shareholders	$7,855	$(10,197)	$17,612	$(13,322)

Earnings per common share—basic	$0.28	$(0.37)	$0.63	$(0.48)
Earnings per common share—diluted	0.28	(0.37)	0.63	(0.48)
Dividends declared and paid per common share	0.15	0.15	0.30	0.46
Average common shares outstanding—basic	27,770	27,651	27,750	27,644
Average common shares outstanding—diluted	27,797	27,651	27,780	27,644

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except share and per share data)	Comprehensive (Loss) Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at January 1, 2009		$-	$74,285	$43,327	$402,608	$(13,986)	$(57,540)	$448,694
Net loss for six months ended June 30, 2009	$(10,498)				(10,498)			(10,498)

Other Comprehensive Income, Net of Tax
Change in unrealized gains on securities of $1,859 net of reclassification adjustment for losses included in net loss of $2,542 and tax expense of $239	444					444		444
Adjustment to funded status of pension, net of tax expense $268	498					498		498

Comprehensive Income	$(9,556)
Preferred stock dividends and amortization of discount		334			(2,824)			(2,490)
Cash dividends declared on common stock ($0.46 per share)					(12,717)			(12,717)
Treasury stock issued for options exercised (21,602 shares)				(569)			597	28
Recognition of restricted stock compensation expense				228				228
Tax benefit from nonstatutory stock options exercised				4				4
Recognition of nonstatutory stock option compensation expense				227				227
Issuance of preferred stock (1)		104,664						104,664
Warrant for common stock issuance (1)				4,012				4,012

Balance at June 30, 2009		$104,998	$74,285	$47,229	$376,569	$(13,044)	$(56,943)	$533,094

Balance at January 1, 2010		$105,370	$74,285	$51,158	$383,118	$(6,214)	$(54,399)	$553,318
Net income for six months ended June 30, 2010	$20,708				20,708			20,708

Other Comprehensive Income, Net of Tax
Change in unrealized gains on securities of $2,858 net of reclassification adjustment for gains included in net income of $257 and tax expense of $910	1,691					1,691		1,691
Adjustment to funded status of pension, net of tax expense $162	301					301		301

Comprehensive Income	$22,700
Preferred stock dividends and amortization of discount		379			(3,096)			(2,717)
Cash dividends declared and paid ($0.30 per share)					(8,332)			(8,332)
Treasury stock issued (73,203 shares)					(904)		2,025	1,121
Recognition of restricted stock compensation expense				213				213
Tax benefit from nonstatutory stock options expensed				4				4
Forfeitures of nonstatutory stock options				(104)				(104)

Balance at June 30, 2010		$105,749	$74,285	$51,271	$391,494	$(4,222)	$(52,374)	$566,203

(1)    The preferred stock issued to the U.S. Treasury in the amount of $104,664 is presented net of a discount of $4,012.

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$20,708	$(10,498)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	13,557	53,573
Provision for unfunded loan commitment losses	(671)	3,306
Depreciation and amortization	3,366	3,342
Net amortization of investment security premiums	391	511
Recognition of stock-based compensation expense	163	(238)
Security (gains) losses, net	(257)	2,542
Deferred income taxes	(2,670)	(9,036)
Tax benefits from stock-based compensation	(4)	(4)
Mortgage loans originated for sale	(41,468)	(95,467)
Proceeds from the sale of loans	43,704	86,921
Gain on the sale of loans, net	(293)	(440)
Net decrease in interest receivable	1,582	4,036
Net decrease in interest payable	(827)	(1,037)
Net (increase) decrease in other assets	(8,290)	241
Net increase (decrease) in other liabilities	10,689	(9,362)

Net Cash Provided by Operating Activities	39,680	28,390

INVESTING ACTIVITIES
Proceeds from maturities of securities available-for-sale	79,331	122,838
Proceeds from sales of securities available-for-sale	2,369	2,075
Purchases of securities available-for-sale	(40,568)	(60,038)
Net increase (decrease) in loans	(15,082)	78,660
Purchases of premises and equipment	(863)	(1,320)
Proceeds from the sale of premises and equipment	27	1,597

Net Cash Provided by Investing Activities	25,214	143,812

FINANCING ACTIVITIES
Net decrease in core deposits	(26,901)	(134,065)
Net increase in certificates of deposit	19,484	61,501
Net increase (decrease) in short-term borrowings	450	(113,325)
Net decrease in securities sold under repurchase agreements	(439)	(16,806)
Proceeds from long-term borrowings	9,663	-
Repayments of long-term borrowings	(55,229)	(63,922)
Proceeds from issuance of preferred stock and common stock warrants	-	108,676
Sale of treasury stock	1,121	28
Preferred stock dividends	(2,717)	(1,797)
Cash dividends paid to common shareholders	(8,332)	(17,126)
Tax benefits from stock-based compensation	4	4

Net Cash Used in Financing Activities	(62,896)	(176,832)
Net increase (decrease) in cash and cash equivalents	1,998	(4,630)
Cash and cash equivalents at beginning of year	69,152	69,780

Cash and Cash Equivalents at End of Period	$71,150	$65,150

Supplemental Disclosures
Transfers to other real estate owned and other repossessed assets	$130	$1,411
Interest paid	19,173	27,992
Income taxes paid	7,848	5,338

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Nature of Operations

The accompanying unaudited Consolidated Financial Statements of S&T Bancorp, Inc. and subsidiaries (“S&T”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Recently Issued and Effective Accounting Pronouncements

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

Future Application of Accounting Pronouncements

Disclosures About Credit Quality and the Allowance for Credit Losses

Pursuant to the July 2010 FASB accounting standards update, further disclosures will be required about the credit quality of financing receivables and the allowance for credit losses. The disclosures will provide financial statement users with additional information about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

the allowance for credit losses and the reasons for the change in the allowance for credit losses. This requirement is effective for all periods ending on or after December 15, 2010, although certain disclosures will have a deferred effective date. The accounting standards update requires additional disclosure and will have no impact on the Consolidated Financial Statements.

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

The assumptions used to calculate the estimated fair value of the warrants are summarized below:

Assumption	Value

Contractual term	10 years
Exercise price	$ 31.53
Estimated fair value of company stock	$ 29.14
Expected life	10 years
Risk-free rate over expected life of the warrant	2.36%
Expected volatility	28.4%
Expected dividend yield	3.85%

S&T utilized the average of daily and monthly historical volatility for purposes of this valuation. The Warrant expires ten years from the issuance date. In addition, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS

S&T uses fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading assets and derivatives are recorded at their estimated fair value on a recurring basis. Additionally, from time to time, S&T may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans, other real estate owned (“OREO”), mortgage servicing rights (“MSRs”) and certain other assets.

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

In determining fair value, S&T uses various valuation approaches, including market, income and cost approaches. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, which is developed, based on market data obtained from sources independent of S&T. Unobservable inputs reflect S&T’s estimate of assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Impaired Loans

A loan is considered impaired if management determines that it is probable that S&T will not be able to collect all amounts due according to the contractual terms of the loan agreement of a construction, residential real estate, commercial real estate or commercial and industrial loan greater than $0.5 million. S&T calculates the estimated fair value of impaired loans based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated fair value of the collateral less estimated selling costs when the loan is collateral dependent. Collateral values are generally based upon appraisals from approved, independent state certified appraisers.

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

OREO and Other Repossessed Assets

OREO and other repossessed assets are comprised of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at the lower of carrying amount of the loan or estimated fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of carrying value or estimated fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals from approved, independent state certified appraisers. OREO is classified as level 2.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Cash and Cash Equivalents and Other Short-Term Assets

The carrying amounts reported in the Consolidated Balance Sheets for cash and due from banks approximate those assets estimated fair values.

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

Junior Subordinated Debt Securities

For the variable rate junior subordinated debt securities that reprice quarterly, estimated fair values are based on carrying values. For the $25.0 million junior subordinated debt issued with a fixed rate period of five years which then converts to a variable rate, fair valued is based on discounted cash flows at current interest rates during the fixed rate period.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables present S&T’s assets and liabilities that are measured at estimated fair value on a recurring basis by the fair value hierarchy level at June 30, 2010 and December 31, 2009. There were no transfers between Level 1 and Level 2 for items of a recurring basis during the periods presented.

	June 30, 2010
	Level 1	Level 2	Level 3	Total

(dollars in thousands)

ASSETS
Obligations of U.S. government corporations and agencies	$-	$124,024	$-	$124,024
Collateralized mortgage obligations of U.S. government corporations and agencies	-	49,732	-	49,732
Mortgage-backed securities of U.S. government corporations and agencies	-	54,070	-	54,070
Obligations of states and political subdivisions	-	77,381	-	77,381
Marketable equity securities	1,703	7,657	1,628	10,988
Trading account assets	1,902	-	-	1,902
Interest rate swaps	-	20,375	-	20,375
Interest rate lock commitments	-	300	-	300

Total Assets	$3,605	$333,539	$1,628	$338,772

LIABILITIES
Interest rate swaps	$-	$20,034	$-	$20,034
Forward sale contracts	-	194	-	194

Total Liabilities	$-	$20,228	$-	$20,228

	December 31, 2009
	Level 1	Level 2	Level 3	Total

(dollars in thousands)

ASSETS
Obligations of U.S. government corporations and agencies	$-	$127,971	$-	$127,971
Collateralized mortgage obligations of U.S. government corporations and agencies	-	60,229	-	60,229
Mortgage-backed securities of U.S. government corporations and agencies	-	61,521	-	61,521
Obligations of states and political subdivisions	-	92,928	-	92,928
Marketable equity securities	3,607	7,466	1,138	12,211
Trading account assets	3,090	-	-	3,090
Interest rate swaps	-	11,661	-	11,661
Interest rate lock commitments	-	126	-	126
Forward sale contracts	-	192	-	192

Total Assets	$6,697	$362,094	$1,138	$369,929

LIABILITIES
Interest rate swaps	$-	$11,594	$-	$11,594

Total Liabilities	$-	$11,594	$-	$11,594

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

S&T classifies financial instruments in Level 3 when valuation models are used because significant inputs are not observable in the market. The following tables present the changes in assets measured at estimated fair value on a recurring basis for which S&T has utilized Level 3 inputs to determine the estimated fair value:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	Marketable Equity Securities (1)

(dollars in thousands)

Balance at beginning of period	$1,138	$1,138
Principal transactions	-	-
Total gains (losses)
Included in earnings	-	-
Included in other comprehensive income	-	-
Transfers into Level 3	490	490
Transfers out of Level 3	-	-

Ending Balance at June 30, 2010	$1,628	$1,628

(1) Changes in estimated fair market value of available-for-sale investments are recorded in accumulated other comprehensive income, while gains and losses from sales are recorded in net security gains (losses) in the Consolidated Statements of Income (Loss).

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Marketable Equity Securities (1)

(dollars in thousands)

Balance at beginning of period	$1,050	$1,050
Principal transactions	-	-
Total gains (losses)
Included in earnings	-	-
Included in other comprehensive income	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Ending Balance at June 30, 2009	$1,050	$1,050

(1) Changes in estimated fair market value of available-for-sale investments are recorded in accumulated other comprehensive income, while gains and losses from sales are recorded in net security gains (losses) in the Consolidated Statements of Income (Loss).

S&T may be required to measure certain assets and liabilities on a nonrecurring basis. The following tables present S&T’s assets that are measured at estimated fair value on a nonrecurring basis by the fair value hierarchy level at June 30, 2010 and December 31, 2009. There were no liabilities measured at estimated fair value on a nonrecurring basis during these periods.

	June 30, 2010
	Level 1	Level 2	Level 3	Total

(dollars in thousands)

ASSETS
Loans held for sale	$-	$3,836	$-	$3,836
Impaired loans	-	44,873	20,415	65,288
Other real estate owned	-	4,737	-	4,737
Mortgage servicing rights	-	-	2,042	2,042

Total Assets	$-	$53,446	$22,457	$75,903

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	December 31, 2009
	Level 1	Level 2	Level 3	Total

(dollars in thousands)

ASSETS
Loans held for sale	$-	$6,073	$-	$6,073
Impaired loans	-	79,258	12,285	91,543
Other real estate owned and other repossessed assets	-	4,607	-	4,607
Mortgage servicing rights	-	-	2,263	2,263

Total Assets	$-	$89,938	$14,548	$104,486

In addition to financial instruments recorded at estimated fair value in S&T’s financial statements, the fair value accounting pronouncement requires disclosure of estimated fair value of all of an entity’s assets and liabilities considered to be financial instruments. For estimated fair value disclosure purposes, S&T substantially utilized the estimated fair value measurement criteria as required and discussed above. These estimates of fair value are significantly affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange.

The following table indicates the estimated fair value of S&T’s financial instruments as of:

	June 30, 2010		December 31, 2009

	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)
(dollars in thousands)

ASSETS
Cash and due from banks	$71,150	$71,150	$69,152	$69,152
Securities available-for-sale	316,195	316,195	354,860	354,860
Federal Home Loan Bank stock, at cost	23,542	23,542	23,542	23,542
Gross loans	3,425,440	3,396,729	3,380,070	3,404,407
Bank owned life insurance	53,868	53,868	52,863	52,863
Trading account assets	1,902	1,902	3,090	3,090
Mortgage servicing rights	2,042	2,025	2,263	2,100
Interest rate swaps	20,375	20,375	11,661	11,661
Interest rate lock commitments	300	300	126	126
Forward sales contracts	-	-	192	192

LIABILITIES
Deposits	$3,312,347	$3,297,196	$3,324,377	$3,304,541
Securities sold under repurchase agreements	44,496	44,496	44,935	44,935
Short-term borrowings	51,750	51,750	51,300	51,300
Long-term borrowings	42,094	40,328	87,817	85,894
Junior subordinated debt securities	91,940	90,619	92,296	90,619
Interest rate swaps	20,034	20,034	11,594	11,594
Forward sale contracts	194	194	-	-

(1) As reported in the Consolidated Balance Sheets

NOTE 4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Swaps

Interest rate swaps are contracts in which a series of interest rate flows (fixed and floating) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged. S&T utilizes interest rate swaps for commercial loans. These derivative positions relate to transactions in which S&T enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, S&T agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a same notional amount at a fixed rate. At the same time, S&T agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows S&T’s

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

customer to effectively convert a variable rate loan to a fixed rate loan with S&T receiving a variable yield. These agreements could have floors or caps on the contracted interest rates.

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

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
(dollars in thousands)

Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts - Commercial Loans
Estimated fair value	$20,375	$11,661	$20,034	$11,594
Notional amount	211,410	227,203	211,410	227,203
Collateral posted	-	-	12,760	10,935
Interest Rate Lock Commitments - Mortgage Loans
Estimated fair value	300	126	-	-
Notional amount	10,077	10,672	-	-
Forward Sale Contracts - Mortgage Loans
Estimated fair value	-	192	194	-
Notional amount	-	15,012	10,170	-

	Amount of Gain (Loss) Recognized in Income on Derivatives (included in Other Noninterest Income)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(dollars in thousands)

Derivatives not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	$ 170	$ (105)	$ 275	$110
Interest rate lock commitments - mortgage loans	128	(307)	174	100
Forward sale contracts - mortgage loans	(186)	367	(386)	173

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE

The following tables indicate the composition of the securities portfolio for the periods stated:

	Available-for-Sale
June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$121,858	$2,166	$-	$124,024
Collateralized mortgage obligations of U.S. government corporations and agencies	47,571	2,161	-	49,732
Mortgage-backed securities of U.S. government corporations and agencies	50,678	3,392	-	54,070
Obligations of states and political subdivisions	75,317	2,181	(117)	77,381

Debt Securities Available-for-Sale	295,424	9,900	(117)	305,207
Marketable equity securities	10,540	765	(317)	10,988

Total	$305,964	$10,665	$(434)	$316,195

	Available-for-Sale
December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$126,588	$1,461	$(78)	$127,971
Collateralized mortgage obligations of U.S. government corporations and agencies	58,010	2,219	-	60,229
Mortgage-backed securities of U.S. government corporations and agencies	58,834	2,687	-	61,521
Obligations of states and political subdivisions	91,146	2,013	(231)	92,928

Debt Securities Available-for-Sale	334,578	8,380	(309)	342,649
Marketable equity securities	12,652	741	(1,182)	12,211

Total	$347,230	$9,121	$(1,491)	$354,860

There were $0.1 million and $0.3 million in gross realized gains and no significant gross realized losses for the three and six months ended June 30, 2010. For the three and six months ended June 30, 2009 there was $0.2 million in gross realized gains and $1.5 million and $2.7 million in gross realized losses. Realized gains and losses on the sale of securities are determined using the specific-identification method.

The following tables present the age of gross unrealized losses and estimated fair value by investment category:

	Less than 12 Months		12 Months or More		Total
June 30, 2010	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations of U.S. government corporations and agencies	-	-	-	-	-	-
Mortgage-backed securities of U.S. government corporations and agencies	-	-	-	-	-	-
Obligations of states and political subdivisions	367	(11)	5,927	(106)	6,294	(117)

Debt Securities Available-for-Sale	367	(11)	5,927	(106)	6,294	(117)
Marketable equity securities	7,224	(317)	-	-	7,224	(317)

Total Temporarily Impaired Securities	$7,591	$(328)	$5,927	$(106)	$13,518	$(434)

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$20,912	$(78)	$-	$-	$20,912	$(78)
Collateralized mortgage obligations of U.S. government corporations and agencies	-	-	-	-	-	-
Mortgage-backed securities of U.S. government corporations and agencies	-	-	-	-	-	-
Obligations of states and political subdivisions	5,969	(84)	3,881	(147)	9,850	(231)

Debt Securities Available-for-Sale	26,881	(162)	3,881	(147)	30,762	(309)
Marketable equity securities	8,385	(1,182)	-	-	8,385	(1,182)

Total Temporarily Impaired Securities	$35,266	$(1,344)	$3,881	$(147)	$39,147	$(1,491)

S&T does not believe any individual unrealized losses as of June 30, 2010 represent an other-than-temporary impairment (“OTTI”). S&T performs a review of the securities portfolio on a quarterly basis to identify securities that may indicate an OTTI. S&T’s policy for OTTI declines within the marketable equity securities portfolio requires an impairment charge when the security is in a loss position for 12 consecutive months, unless facts and circumstances would suggest the need for OTTI prior to that time. S&T’s policy for OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its estimated fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the investment security prior to the security recovery.

The unrealized losses on 15 debt securities at June 30, 2010 were attributable to changes in interest rates. The unrealized losses on marketable equity securities at June 30, 2010 were not significant and were attributable to temporary declines in market value. S&T does not intend to sell and it is not likely that S&T will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of its amortized cost.

The amount of the net unrealized gains on available-for-sale securities as of June 30, 2010 and December 31, 2009 that have been included in accumulated other comprehensive income were $10.2 million and $7.6 million, respectively. For the three months ended June 30, 2010, approximately $0.1 million of unrealized gains were reclassified out of accumulated other comprehensive income into earnings, totaling $0.3 million for the six month period.

The amortized cost and estimated fair value of debt securities at June 30, 2010, by estimated maturity, is included in the table below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay the obligation without call or prepayment penalties.

Available-for-Sale	Amortized Cost	Estimated Fair Value
(dollars in thousands)

Due in one year or less	$28,751	$29,024
Due after one year through five years	132,536	135,633
Due after five years through ten years	42,379	44,597
Due after ten years	91,758	95,953

Total Debt Securities Available-for-Sale	$295,424	$305,207

At June 30, 2010 and December 31, 2009, securities with principal amounts of $207.8 million and $251.4 million, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

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

Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, the FHLB stock can only be purchased, redeemed and transferred at par value.

At June 30, 2010 and December 31, 2009, S&T’s FHLB stock totaled $23.5 million. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.

S&T was notified in December 2008 by the FHLB that they have suspended the payment of dividends and the repurchase of excess capital stock until further notice. S&T management reviewed and evaluated the FHLB capital stock for OTTI at June 30, 2010. Management reviewed the FHLB’s Form 10-Q for the period ended March 31, 2010 filed with the SEC on May 10, 2010.

Management considered the following matters when evaluating the FHLB stock for OTTI:

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

•

Impact of legislative and regulatory changes on the institution and, accordingly, on the customer base of the FHLB. With the exception of the Housing Act, enacted July 20, 2008, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted on July 21, 2010 (including regulations promulgated pursuant to the Housing Act and Dodd-Frank Act), there are no pending legislative or regulatory changes that would impact the customer base of the FHLB.

•	Liquidity position of the FHLB.

S&T believes its holdings in the FHLB stock are ultimately recoverable at par value as of June 30, 2010 and, therefore, determined that the FHLB stock was not OTTI. In addition, S&T has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

NOTE 7. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loan portfolio for the periods stated:

	June 30, 2010	December 31, 2009
(dollars in thousands)

Consumer
Home equity	$451,274	$458,643
Residential mortgage	359,824	357,393
Consumer installment	76,755	81,141
Construction	9,624	11,836
Total Consumer Loans	897,477	909,013

Commercial
Commercial real estate	1,424,212	1,428,329
Commercial and industrial	734,077	701,650
Construction	337,127	359,342
Total Commercial Loans	2,495,416	2,489,321

Gross Portfolio Loans	3,392,893	3,398,334
Allowance for loan losses	(53,968)	(59,580)

Total Portfolio Loans	3,338,925	3,338,754
Loans held for sale	3,836	6,073

Total Loans	$3,342,761	$3,344,827

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table presents changes in the allowance for loan losses for the six months ended June 30:

	2010	2009
(dollars in thousands)

Balance at beginning of year	$59,580	$42,689
Charge-offs	(20,664)	(39,251)
Recoveries	1,495	864

Net Charge-offs	(19,169)	(38,387)
Provision for loan losses	13,557	53,573

Balance at End of Period	$53,968	$57,875

The principal balances of loans on nonaccrual status were $77.3 million and $90.8 million at June 30, 2010 and December 31, 2009, respectively. OREO and other repossessed assets, which are included in other assets in the Consolidated Balance Sheets, were $4.7 million at June 30, 2010 and $4.6 million at December 31, 2009. At June 30, 2010, OREO consisted of 24 properties with one residential property comprising $1.5 million or 32 percent of the balance. The $1.5 million residence was recently appraised in February of 2010.

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans for the periods stated:

	June 30, 2010	December 31, 2009
(dollars in thousands)

Balance of impaired loans with an allocated allowance for loan loss	$26,588	$51,602
Balance of impaired loans with no allocated allowance for loan loss	38,700	39,941

Total Balance of Loans Considered to be Impaired	$65,288	$91,543

Allowance for loan losses allocated to loans considered to be impaired	$8,038	$17,003
Average recorded balance of impaired loans	83,264	85,606

S&T Bank has granted loans to certain officers and directors of S&T as well as to certain affiliates of the officers and directors in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectability. The aggregate dollar amount of these loans was $32.5 million and $34.1 million at June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, $9.7 million of new loans were funded and repayments of loans totaled $11.3 million.

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

MSRs are also reviewed for OTTI. OTTI exists when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan pay-off activity. When this occurs, the unrecoverable

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding subsequent recoveries.

For the six months ended June 30, 2010 and 2009, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $37.7 million and $86.0 million, respectively. At June 30, 2010 and 2009, S&T’s servicing portfolio totaled $278.3 million and $224.8 million, respectively.

The following tables indicate MSRs and the net carrying values for the six months ended June 30, 2010 and 2009:

	Servicing Rights	Valuation Allowance	Net Carrying Value
(dollars in thousands)

Balance at beginning of period	$2,692	$(592)	$2,100
Additions/(reductions)	375	(281)	94
Amortization	(169)	-	(169)

Ending Balance at June 30, 2010	$2,898	$(873)	$2,025

	Servicing Rights	Valuation Allowance	Net Carrying Value
(dollars in thousands)

Balance at beginning of period	$1,872	$(1,040)	$832
Additions/(reductions)	773	173	946
Amortization	(190)	-	(190)

Ending Balance at June 30, 2009	$2,455	$(867)	$1,588

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

The following table represents the composition of short-term borrowings at:

	June 30, 2010	December 31, 2009
(dollars in thousands)

Securities sold under repurchase agreements, retail	$44,496	$44,935
Federal Home Loan Bank advances	51,750	51,300

Total	$96,246	$96,235

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following is a summary of long-term debt at:

	June 30, 2010	December 31, 2009
(dollars in thousands)

Long-term borrowings	$40,328	$85,894
Junior subordinated debt securities	90,619	90,619

Total	$130,947	$176,513

S&T had total long-term borrowings outstanding of $62.2 million at a fixed rate and $68.7 million at a variable rate at June 30, 2010.

S&T had total borrowings at June 30, 2010 and December 31, 2009 at the FHLB of Pittsburgh of $91.8 million and $136.9 million, respectively. Total borrowings consisted of short-term and long-term borrowings of $51.7 million and $40.1 million at June 30, 2010 and $51.3 million and $85.6 million at December 31, 2009. At June 30, 2010, S&T had a maximum borrowing capacity of $1.2 billion with the FHLB of Pittsburgh.

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

The following table summarizes the components of net periodic pension expense for the Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(dollars in thousands)

Service cost—benefits earned during the period	$ 614	$ 575	$ 1,228	$ 1,150
Interest cost on projected benefit obligation	1,016	950	2,032	1,900
Expected return on plan assets	(1,200)	(1,074)	(2,400)	(2,148)
Amortization of prior service cost	(2)	(2)	(4)	(4)
Recognized net actuarial (gain)/loss	220	319	440	638

Net Periodic Pension Expense	$ 648	$ 768	$ 1,296	$ 1,536

NOTE 11. COMMITMENTS AND CONTINGENCIES

Commitments

S&T, in the normal course of business, offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. S&T’s exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. S&T applies the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of an annual fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. S&T’s allowance for lending-related commitments including unfunded commercial real estate, commercial and industrial term loan commitments and letters of credit totaled $3.5 million at June 30, 2010 and $4.2 million at December 31, 2009. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table sets forth the total commitments and letters of credit for the periods stated:

	June 30, 2010	December 31, 2009
(dollars in thousands)

Commitments to extend credit	$875,186	$966,903
Standby letters of credit	154,104	156,293

Litigation

S&T, in the normal course of business, is subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, S&T believes that the outcome of such proceedings or claims pending will not have a material adverse effect on its consolidated financial position.

NOTE 12. EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the basic calculation, but are included in diluted EPS. In computing diluted EPS, average common shares outstanding have been increased by the dilutive common stock equivalents relating to S&T’s outstanding stock options and restricted stock. Excluded from the calculation were 1,008,546 shares of anti-dilutive stock options, common stock warrants of 517,012 shares and 5,204 shares of restricted stock for the three months ended June 30, 2010 and 1,008,546 shares of anti-dilutive stock options, common stock warrants of 517,012 shares and 2,040 shares of restricted stock for the six months ended June 30, 2010. For the three and six months ended June 30, 2009, basic EPS equals diluted EPS due to S&T’s net loss position.

A reconcilement of the weighted average common shares outstanding used to calculate basic net income (loss) per common share and diluted net income (loss) per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Weighted average common shares outstanding (basic)	27,770,214	27,650,937	27,749,808	27,644,152
Impact of common stock equivalents	26,992	-	30,155	-

Weighted Average Common Shares Outstanding (Diluted)	27,797,206	27,650,937	27,779,963	27,644,152

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

The following represents total assets by reportable segment:

	June 30, 2010	December 31, 2009
(dollars in thousands)

Community Banking	$4,128,637	$4,159,563
Insurance	8,402	8,702
Wealth Management	2,199	2,210

Total Assets	$4,139,238	$4,170,475

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

	Three Months Ended June 30, 2010
	Community Banking	Wealth Management	Insurance Agency	Eliminations	Consolidated
(dollars in thousands)

Interest income	$45,532	$-	$1	$28	$45,561
Interest expense	8,973	(126)	74	15	8,936

Net interest income (expense)	36,559	126	(73)	13	36,625
Provision for loan losses	9,127	-	-	-	9,127
Noninterest income	8,059	1,944	1,056	470	11,529
Noninterest expense	20,653	1,929	1,098	522	24,202
Depreciation expense	377	9	11	640	1,037
Intangible amortization	463	19	14	-	496
Income tax expense (benefit)	4,566	51	(50)	(679)	3,888

Net Income (Loss)	$9,432	$62	$(90)	$-	$9,404

	Three Months Ended June 30, 2009
	Community Banking	Wealth Management	Insurance Agency	Eliminations	Consolidated
(dollars in thousands)

Interest income	$49,197	$-	$-	$29	$49,226
Interest expense	12,717	(129)	73	16	12,677

Net interest income (expense)	36,480	129	(73)	13	36,549
Provision for loan losses	32,184	-	-	-	32,184
Noninterest income	6,472	1,956	1,066	963	10,457
Noninterest expense	27,483	1,532	1,083	1,018	31,116
Depreciation expense	403	9	16	629	1,057
Intangible amortization	552	22	15	-	589
Income tax (benefit) expense	(8,762)	191	(42)	(671)	(9,284)

Net (Loss) Income	$(8,908)	$331	$(79)	$-	$(8,656)

	Six Months Ended June 30, 2010
	Community Banking	Wealth Management	Insurance Agency	Eliminations	Consolidated
(dollars in thousands)

Interest income	$90,832	$-	$1	$52	$90,885
Interest expense	18,427	(257)	146	29	18,345

Net interest income (expense)	72,405	257	(145)	23	72,540
Provision for loan losses	13,557	-	-	-	13,557
Noninterest income	14,985	3,998	2,488	1,401	22,872
Noninterest expense	42,761	3,555	2,159	2,078	50,553
Depreciation expense	760	18	36	1,280	2,094
Intangible amortization	952	39	28	-	1,019
Income tax expense	9,117	256	42	(1,934)	7,481

Net Income	$20,243	$387	$78	$-	$20,708

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	Six Months Ended June 30, 2009
	Community Banking	Wealth Management	Insurance Agency	Eliminations	Consolidated
(dollars in thousands)

Interest income	$99,596	$-	$-	$54	$99,650
Interest expense	27,084	(305)	146	31	26,956

Net interest income (expense)	72,512	305	(146)	23	72,694
Provision for loan losses	53,573	-	-	-	53,573
Noninterest income	12,313	3,739	2,146	1,275	19,473
Noninterest expense	47,880	3,199	2,260	1,553	54,892
Depreciation expense	814	19	32	1,248	2,113
Intangible amortization	1,120	44	31	-	1,195
Income tax (benefit) expense	(7,791)	300	(114)	(1,503)	(9,108)

Net (Loss) Income	$(10,771)	$482	$(209)	$-	$(10,498)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the consolidated results of operations and financial condition of S&T and highlights material changes to the financial condition and results of operations at and for the three and six months ended June 30, 2010. MD&A should be read in conjunction with the consolidated financial statements and notes thereto. The results of operations reported within are not necessarily indicative of results to be expected in future periods.

Important Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates statements that S&T believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to S&T’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to” or other similar words. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this Form 10-Q or the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to us at that time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Future Factors include:

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;
•	credit losses;
•	financial resources in the amounts, at the times and on the terms required to support our future businesses;
•	legislation affecting the financial services industry as a whole, and/or S&T, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act;
•	regulatory supervision and oversight, including required capital levels, and public policy changes, including environmental regulations;
•	increasing price and product/service competition by competitors, including new entrants;
•	rapid technological developments and changes;
•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

•	containing costs and expenses;
•	reliance on large customers;
•	the outcome of pending and future litigation and governmental proceedings;
•	managing our internal growth and acquisitions;
•

general economic or business conditions, either nationally or regionally in western Pennsylvania, may be less favorable than expected, resulting in among other things, a reduced demand for credit and other services;

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

There have been no significant changes in S&T’s critical accounting policies since December 31, 2009. S&T’s critical accounting policies are presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in S&T’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010.

Overview

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania with assets of approximately $4.1 billion at June 30, 2010. S&T provides a full range of financial services through a branch network of 53 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate services and other fiduciary services. S&T earns revenue primarily from interest on loans, security investments and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses as well as other operating costs such as: salaries and employee benefits, occupancy, data processing expenses and tax expense. S&T’s strategic plan to deliver profitable growth to our shareholders includes: increasing loans and core deposits with sufficient interest rate spreads, controlling loan delinquency and loan losses, controlling operating expenses and expanding the business through new de novo branching, mergers and acquisitions, introduction of new products and services and expansion of our products and services provided to our existing customers. S&T’s common stock trades on the Nasdaq Global Select Market under the symbol “STBA.”

Net income available to common shareholders for the first six months of 2010 was $17.6 million resulting in diluted earnings per common share of $0.63 compared to a $13.3 million net loss and $(0.48) diluted earnings per share in the first six months of 2009. The increase in net income was primarily driven by a reduction in the provision for loan losses. During the first six months of 2010, a provision of $13.6 million was recorded compared to $53.6 million in the first six months of 2009. The reduction in provision is a result of improved asset quality measures and positive trends in S&T’s non-performing loan portfolio. Net interest margin remains strong at 4.03% for the first six months of 2010 compared to 3.84% in the comparable period of 2009; a result of favorable deposit and borrowing repricing.

Asset quality will continue to be the primary driver of our results for the remainder of fiscal 2010. We remain diligent and focused on monitoring our nonperforming assets. S&T continually strives to be well positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management continually assesses our balance sheet, capital, liquidity and operation infrastructures in order to be positioned to take advantage of internal or acquisition growth.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

Recent Regulatory Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act increases regulation and oversight and imposes restrictions on the ability of firms within the industry, including S&T, to conduct business in accordance with historical practices. Among other things, the Dodd-Frank Act:

•	Establishes a Financial Stability Oversight Council, which will be responsible for identifying and monitoring systemic risks posed by financial firms’ activities and practices.
•	Impacts the ability of companies to invest for their own account (the so-called “Volcker rule”).
•

Creates a Consumer Financial Protection Bureau, housed within the Federal Reserve, to take over responsibility for the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others. Institutions such as S&T Bank, which have assets of $10 billion or less, will continue to be supervised in this area by their primary federal regulators (in the case of S&T, the Federal Deposit Insurance Corporation (“FDIC”)).

•

Includes mortgage reform provisions that would require all lenders to consider a customer’s ability to repay, would make more loans subject to the higher-cost loans rules, and impose new disclosures and certain other provisions relating to appraisals and servicing of loans.

•

Expands the reach of the affiliate transaction rules in Section 23A of the Federal Reserve Act to apply to securities lending, repurchase agreement and derivatives activities that S&T may have with an affiliate.

•	Clarifies standards for federal preemption of state laws related to federally chartered institutions and their subsidiaries in the consumer protection area.
•

Provides for new disclosure and other requirements related to executive compensation and corporate governance. Among other things, financial institutions with $1 billion or more in assets are prohibited from rewarding their executive officers, employees, directors and principal shareholders with incentive-based compensation arrangements that encourage “inappropriate risks” and are required to report all incentive-based compensation arrangements to the appropriate federal regulator.

•

Requires the federal banking agencies to ensure that the same minimum leverage and risk-based capital requirements imposed on insured depository institutions are imposed on holding companies and certain other companies on a consolidated basis, including S&T. Going forward, hybrid capital instruments, such as trust preferred securities, can no longer be included as a component of Tier 1 capital, although already outstanding trust preferred securities can continue to be counted as Tier 1 capital by companies like S&T with consolidated assets of up to $15 billion. The federal banking agencies are also required to develop additional capital requirements to address the risk of an institution’s activities to that institution and to other private and public stakeholders in the event of adverse performance, disruption or failure of the institution.

•	Directs the Federal Reserve to issue rules that are expected to limit debit card interchange fees and debit network practices.
•

Makes substantial changes to the processes by which asset-backed securities are created, rated and sold, including a requirement that lenders retain a portion of the credit risk for any asset transferred or sold.

•	Increases the minimum reserve ratio for the FDIC’s Deposit Insurance Fund from 1.15% to 1.35% and changes the basis for determining deposit insurance premiums from deposits to assets.
•	Permanently increases deposit insurance coverage to $250,000 per account and allows depository institutions to pay interest on checking accounts.

Many of the provisions of the Dodd-Frank Act will not become effective until a year or more after its enactment and the adoption and effectiveness of implementing regulations. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on S&T at this time.We believe that it could increase costs and limit our ability to pursue business opportunities in an efficient manner, of which could materially and adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation.

Explanation of Use of Non-GAAP Financial Measures

In addition to the results of operations presented in accordance with GAAP, S&T management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully taxable equivalent basis and operating revenue. S&T believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and our business and performance trends as they facilitate comparisons with the performance of others in the financial services industry. Although S&T believes that these non-GAAP financial measures enhance investors’ understanding of S&T’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Income (Loss) is reconciled to net interest income adjusted to a fully taxable equivalent basis in the table below for the three months ended June 30, 2010 and page 31 for the six months ended June 30, 2010.

Operating revenue is the sum of net interest income and noninterest income, less security gains. In order to understand the significance of net interest income to S&T’s business and operating results, S&T management believes it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to

Three Months Ended June 30, 2009

Net Income

Net income available to common shareholders was $7.9 million or $0.28 diluted earnings per share for the second quarter of 2010 as compared to a net loss available to common shareholders of $10.2 million or $(0.37) diluted earnings per share for the same period of 2009. The increase in net income was primarily the result of a significantly lower provision for loan losses and a reduction in noninterest expenses in the second quarter of 2010. The common return on average assets was 0.76 percent for the three months ended June 30, 2010, as compared to (0.95) percent for the three months ended June 30, 2009. The common return on average equity was 5.60 percent for the three months ended June 30, 2010 compared to (7.44) percent for the same period of 2009.

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Therefore, maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 77 percent and 76 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in the second quarter of 2010 and 2009, respectively. The level and mix of interest-earning assets and funds are continually monitored by S&T’s Asset and Liability Committee (“ALCO”) in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment.

The following table reconciles interest income per the Consolidated Statements of Income (Loss) to net interest income adjusted to a fully taxable equivalent basis:

	Three Months Ended June 30,
	2010	2009
(dollars in millions)

Interest income per Consolidated Statements of Income	$45.6	$49.2
Adjustment to fully taxable equivalent basis	1.1	1.3

Interest Income Adjusted to Fully Taxable Equivalent Basis	46.7	50.5
Interest expense	8.9	12.6

Net Interest Income Adjusted to Fully Taxable Equivalent Basis	$37.8	$37.9

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
(dollars in millions)

ASSETS
Loans (1)	$3,402.5	$43.1	5.08%	$3,508.1	$45.9	5.25%
Securities/other (1)	342.9	3.6	4.20%	427.3	4.6	4.30%

Total Interest-earning Assets	3,745.4	46.7	5.05%	3,935.4	50.5	5.15%
Noninterest-earning assets	390.0			369.0

TOTAL	$4,135.4			$4,304.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	$1,280.4	$0.9	0.29%	$1,232.7	$1.2	0.39%
Certificates of deposit	1,308.6	6.5	2.01%	1,362.4	8.6	2.54%
Borrowed funds < 1 year	74.8	0.1	0.36%	243.2	0.2	0.37%
Borrowed funds > 1 year	135.9	1.4	4.13%	230.0	2.6	4.60%

Total Interest-bearing Liabilities	2,799.7	8.9	1.27%	3,068.3	12.6	1.66%
Noninterest-bearing liabilities:
Demand deposits	728.5			625.6
Shareholders’ equity/other	607.2			610.5

TOTAL	$4,135.4			$4,304.4

Net Yield on Interest-earning Assets (1)			4.05%			3.86%

Net Interest Income (1)		$37.8			$37.9

(1) The yield on interest-earning assets and the net interest margin are presented on a fully taxable equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

The net interest margin on a fully taxable equivalent basis was 4.05 percent for the second quarter of 2010 as compared to 3.86 percent in the same period of 2009. Net interest income decreased only $0.1 million in the second quarter of 2010 compared to the same period of 2009 despite a $190 million decrease in average interest-earning assets. The average rate on interest-earnings assets declined 10 basis points while the rate on total interest-bearing liabilities decreased 39 basis points. Positively affecting net interest income was a $78.6 million increase in average net free funds during the three months ended June 30, 2010 as compared to the same period of 2009. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. The increase is due to the low interest rate environment, our marketing efforts for new demand accounts and corporate cash management services and participation in the Transaction Account Guarantee (“TAG”) Program.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2010 Compared to June 30, 2009 Decrease (1)
	Volume	Rate	Net
(dollars in millions)

Interest earned on:
Loans (2)	$(1.4)	$(1.4)	$(2.8)
Securities/other (2)	(0.9)	(0.1)	(1.0)

Total Interest-earning Assets	(2.3)	(1.5)	(3.8)
Interest paid on:
NOW/money market/savings	-	(0.3)	(0.3)
Certificates of deposit	(0.3)	(1.8)	(2.1)
Borrowed funds < 1 year	(0.1)	-	(0.1)
Borrowed funds > 1 year	(1.1)	(0.1)	(1.2)

Total Interest-bearing Liabilities	(1.5)	(2.2)	(3.7)

Change in Net Interest Income	$(0.8)	$0.7	$(0.1)

(1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)  Tax-exempt income is on a fully taxable equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2010 and 2009.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period. The provision for loan losses was $9.1 million for the second quarter of 2010 compared to $32.2 million for the second quarter of 2009. Changes within the allowance for loan loss model are directionally consistent with the decrease in nonperforming loans, loan charge-off levels and impaired loans requiring specific reserves.

S&T has experienced an overall improvement in asset quality measures from the second quarter of 2009. During the second quarter of 2010, net charge-offs of $18.2 million were recorded compared to $34.2 million in the comparable period in 2009. Of the $18.2 million in charge-offs, approximately $13.0 million had previously established specific reserves. Specific reserves for impaired loans were $8.0 million at June 30, 2010 compared to $15.0 million at June 30, 2009. Overall, S&T’s nonperforming loan formation has slowed compared to 2009. Refer to the Allowance for Loan Losses section of this MD&A for further details.

Noninterest Income

Three Months Ended June 30	2010	2009	$ Change
(dollars in thousands)

Security gains (losses), net	$103	$(1,296)	$1,399
Service charges on deposit accounts	3,166	3,232	(66)
Wealth management fees	1,916	1,912	4
Insurance fees	1,964	1,985	(21)
Mortgage banking	166	1,148	(982)
Debit and credit card fees	2,283	1,668	615
Other	1,931	1,808	123

Total Noninterest Income	$11,529	$10,457	$1,072

Noninterest income increased $1.1 million to $11.5 million in the second quarter of 2010 as compared to the second quarter of 2009. S&T recognized $0.1 million of gains on available-for-sale securities in the three months ended June 30, 2010 as compared to a loss to record other-than-temporary impairment (“OTTI”) of one equity security for $1.3 million in the same period of 2009. The decrease of $0.9 million of mortgage banking

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

income relates to a significant amount of refinances that occurred in the second quarter of 2009, as customers took advantage of low interest rates, and temporary impairment charges for mortgage servicing rights of $0.3 million, which were recorded in the second quarter of 2010. The increase in debit and credit card fees of $0.6 million is primarily a result of a change in presentation of gross point of sale fees and expenses compared to a net presentation in prior periods.

Noninterest Expense

Three Months Ended June 30	2010	2009	$ Change
(dollars in thousands)

Salaries and employee benefits	$11,811	$12,698	$(887)
Occupancy, net	1,659	1,603	56
Furniture and equipment	1,328	1,421	(93)
Other taxes	942	984	(42)
Data processing	1,451	1,542	(91)
Amortization of intangibles	496	589	(93)
Legal	989	736	253
Joint venture amortization	709	2,514	(1,805)
FDIC assessment	1,398	3,447	(2,049)
Other	4,952	7,228	(2,276)

Total Noninterest Expense	$25,735	$32,762	$(7,027)

Noninterest expense decreased by $7.0 million during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Salaries and employee benefit expense decreased $0.9 million which was primarily attributable to mark-to-market accounting adjustments for the deferred compensation plan. Joint venture amortization decreased by $1.8 million related to impairment charges recorded on low income housing tax credit projects (“LIHTC”) in the second quarter of 2009. FDIC assessment decreased $2.0 million due to a one-time special assessment that occurred in the second quarter of 2009. The decrease in other noninterest expenses of $2.3 million related to a reduction in the reserve for unfunded loan commitments due to a decrease in the amount of unfunded commitments in the second quarter of 2010.

Federal Income Taxes

Federal income tax expense was $3.9 million for the quarter ended June 30, 2010 compared to a $9.3 million benefit for the quarter ended June 30, 2009. The benefit of $9.3 million was a result of a pretax loss of $17.9 million in the second quarter of 2009.

The annual effective tax rate for the second quarter of 2010 applied to pretax income was 29.25 percent. The rate is less than the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with LIHTC and Federal Historic Tax Credit projects. The effective tax rate for the second quarter of 2009 was (51.75) percent due to the consistent level of tax benefits that reduced S&T’s tax rate below the 35 percent statutory rate, coupled with a relatively low level of annual pretax income.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2010 Compared to

Six Months Ended June 30, 2009

Net Income

Net income available to common shareholders was $17.6 million or $0.63 diluted earnings per share for the first six months of 2010 as compared to a net loss available to common shareholders of $13.3 million or $(0.48) diluted earnings per share for the same period of 2009. The increase in net income was primarily the result of a significantly lower provision for loan losses, no significant security impairments and a decrease in noninterest expenses for the six months ended June 30, 2010. The common return on average assets was 0.86 percent for the six months ended June 30, 2010, as compared to (0.62) percent for the six months ended June 30, 2009. The common return on average equity was 6.35 percent for the six months ended June 30, 2010 compared to (4.92) percent for the same period of 2009.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

Net Interest Income

The following table reconciles interest income per the Consolidated Statements of Income (Loss) to net interest income adjusted to a fully taxable equivalent basis:

	Six Months Ended June 30,
	2010	2009
(dollars in millions)

Interest income per Consolidated Statements of Income	$90.9	$99.7
Adjustment to fully taxable equivalent basis	2.4	2.6

Interest Income Adjusted to Fully Taxable Equivalent basis	93.3	102.3
Interest expense	18.3	27.0

Net Interest Income Adjusted to Fully Taxable Equivalent Basis	$75.0	$75.3

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities:

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
(dollars in millions)

ASSETS
Loans (1)	$3,403.3	$86.4	5.12%	$3,521.0	$92.8	5.31%
Securities/other (1)	347.9	6.9	3.98%	436.7	9.5	4.39%

Total Interest-earning Assets	3,751.2	93.3	5.02%	3,957.7	102.3	5.21%
Noninterest-earning assets	384.8			374.4

TOTAL	$4,136.0			$4,332.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	$1,265.3	$1.8	0.29%	$1,267.6	$2.6	0.42%
Certificates of deposit	1,312.6	13.3	2.05%	1,358.1	18.3	2.71%
Borrowed funds < 1 year	103.4	0.1	0.31%	244.5	0.5	0.38%
Borrowed funds > 1 year	146.6	3.1	4.23%	244.2	5.6	4.62%

Total Interest-bearing Liabilities	2,827.9	18.3	1.30%	3,114.4	27.0	1.75%
Noninterest-bearing liabilities:
Demand deposits	706.4			610.4
Shareholders’ equity/other	601.7			607.3

TOTAL	$4,136.0			$4,332.1

Net Yield on Interest-earning Assets (1)			4.03%			3.84%

Net Interest Income (1)		$75.0			$75.3

(1) The yield on interest-earning assets and the net interest margin are presented on a fully taxable equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

The net interest margin on a fully taxable equivalent basis was 4.03 percent in the first six months of 2010 as compared to 3.84 percent in the same period of 2009. Net interest income decreased $0.3 million in the first six months of 2010 compared to the same period of 2009 despite a decrease of $206.5 million in average interest-earning assets. The average rate on interest-earning assets declined 19 basis points while the rate on total interest-bearing liabilities decreased 45 basis points. Positively affecting net interest income was an $80.0 million increase in average net free funds during the six months ended June 30, 2010 as compared to the same period of 2009. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

over nonearning assets. The increase is due to the low interest rate environment, our marketing efforts for new demand accounts and corporate cash management services and participation in the TAG program.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Six Months Ended June 30, 2010 Compared to June 30, 2009 Decrease (1)
	Volume	Rate	Net
(dollars in millions)

Interest earned on:
Loans (2)	$(3.1)	$(3.3)	$(6.4)
Securities/other (2)	(1.9)	(0.7)	(2.6)

Total Interest-earning Assets	(5.0)	(4.0)	(9.0)

Interest paid on:
NOW/money market/savings	—	(0.8)	(0.8)
Certificates of deposit	(0.6)	(4.4)	(5.0)
Borrowed funds < 1 year	(0.3)	(0.1)	(0.4)
Borrowed funds > 1 year	(2.2)	(0.3)	(2.5)

Total Interest-bearing Liabilities	(3.1)	(5.6)	(8.7)

Change in Net Interest Income	$(1.9)	$1.6	$(0.3)

(1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Tax-exempt income is on a fully taxable equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2010 and 2009.

Provision for Loan Losses

The provision for loan losses was $13.6 million for the first six months of 2010 compared to $53.6 million for the first six months of 2009. For the first six months of 2010, S&T experienced net loan charge-offs of $19.2 million compared to net loan charge-offs of $38.4 million for the first six months of 2009. Overall, asset quality measures have improved from the first six months of 2009. Non-performing loan formation has slowed significantly compared to 2009 with only three relationships exceeding $1.0 million moving into nonperforming status in the first six months of 2010. These relationships have been reserved against or charged off to reflect the fair market value of the collateral expected to be received. Refer to the Allowance for Loan Losses section of this MD&A for further details.

Noninterest Income

Six Months Ended June 30	2010	2009	$ Change
(dollars in thousands)

Security gains (losses), net	$257	$(2,542)	$2,799
Service charges on deposit accounts	6,136	6,288	(152)
Wealth management fees	3,900	3,655	245
Insurance fees	4,332	3,847	485
Mortgage banking	577	1,792	(1,215)
Debit and credit card fees	3,664	3,206	458
Other	4,006	3,227	779
Total Noninterest Income	$22,872	$19,473	$3,399

Noninterest income increased $3.4 million to $22.9 million in the first six months of 2010 as compared to the first six months of 2009. S&T recognized $0.3 million of gains on available-for-sale securities in the six months ended June 30, 2010 as compared to $2.5 million of losses for OTTI of 3 equity securities in the same period of 2009. The increase of $0.5 million in insurance fees is primarily driven by higher annual bonus commission income received in the first quarter of 2010 compared to the prior year based

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

upon positive trends in loss rates. The decrease in mortgage banking income is due to a significant amount of refinances that occurred in the first six months of 2009, as customers took advantage of low interest rates. The $0.8 million increase in other noninterest income is primarily related to mark-to-market accounting adjustments relating to the deferred compensation plan.

Noninterest Expense

Six Months Ended June 30	2010	2009	$ Change
(dollars in thousands)

Salaries and employee benefits	$24,376	$24,353	$23
Occupancy, net	3,643	3,482	161
Furniture and equipment	2,417	2,624	(207)
Other taxes	1,887	1,801	86
Data processing	3,054	3,010	44
Amortization of intangibles	1,019	1,195	(176)
Legal	3,204	1,046	2,158
Joint venture amortization	1,337	3,168	(1,831)
FDIC assessment	2,699	5,388	(2,689)
Other	10,030	12,133	(2,103)

Total Noninterest Expense	$53,666	$58,200	$(4,534)

Noninterest expense decreased by $4.5 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Joint venture amortization decreased during the first six months of 2010 due to the impairment for LIHTC recorded in 2009, FDIC assessment decreased by $2.7 million primarily due to a special assessment received in 2009 and the $2.1 million decrease in other noninterest expense primarily related to a reduction in the reserve for unfunded loan commitments. These decreases were offset with an increase of $2.2 million in legal expenses that occurred in the first six months of 2010.

Federal Income Taxes

Federal income tax expense was $7.5 million for the six months ended June 30, 2010 compared to a $9.1 million benefit for the six months ended June 30, 2009 due to a pretax loss of $19.6 million.

The annual effective tax rate for the six months ended of 2010 applied to pretax income was 26.54 percent. The rate is less than the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with LIHTC and Federal Historic Tax Credit projects. The effective tax rate for the six months ended June 30, 2009 was (46.46) percent due to a consistent level of tax benefits that reduced S&T’s tax rate below the 35 percent statutory rate, coupled with relatively low level of annual pretax income.

Financial Condition

Loan growth has been challenging in our market in the first six months of 2010. Total loans at June 30, 2010 remain relatively consistent with total loans at December 31, 2009 with a slight decrease of $13.8 million of consumer loans offset by an increase of $6.1 million of commercial loans. Securities have decreased $38.7 million from December 31, 2009 as a result of maturities. Deposits remain stable at $3.3 billion as of June 30, 2010 and December 31, 2009.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

Security Activity

Securities Available-for-Sale (at Fair Value)	June 30, 2010	December 31, 2009	$ Change
(dollars in thousands)

Obligations of U.S. government corporations and agencies	$124,024	$127,971	$(3,947)
Collateralized mortgage obligations of U.S. government corporations and agencies	49,732	60,229	(10,497)
Mortgage-backed securities of U.S. government corporations and agencies	54,070	61,521	(7,451)
Obligations of states and political subdivisions	77,381	92,928	(15,547)

Debt Securities Available-for-Sale	305,207	342,649	(37,442)
Marketable equity securities	10,988	12,211	(1,223)

Total	$316,195	$354,860	$(38,665)

S&T invests in various securities in order to provide a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to S&T. Risks associated with various securities portfolios are managed and monitored by investment policies annually approved by the S&T Board of Directors and administered through ALCO and the Treasury function of S&T Bank.

Securities and other investments decreased by $38.7 million as of June 30, 2010 compared to December 31, 2009. The decreases relates to maturities of debt securities of $79.3 million offset by purchases of $40.6 million.

S&T’s policy for security classification includes obligations of U.S. government corporations and agencies, collateralized mortgage obligations of U.S. government corporations and agencies, mortgage-backed securities of U.S. government corporations and agencies, obligations of states and political subdivisions and marketable equity securities as available-for-sale. The marketable equity securities portfolio is primarily comprised of bank stocks. On a quarterly basis, management evaluates the securities portfolios for OTTI according to the respective accounting literature requiring investments to be reported at estimated fair value. During the first six months of 2010, there was no significant investment impairment charges recorded. The performance of the debt and equity securities markets could generate further impairment in future periods requiring realized losses to be reported.

Lending Activity

	June 30, 2010	December 31, 2009	$ Change
(dollars in thousands)
Consumer
Home equity	$451,274	$458,643	$(7,369)
Residential mortgage	363,660	363,466	194
Consumer installment	76,755	81,141	(4,386)
Construction	9,624	11,836	(2,212)
Total Consumer Loans	901,313	915,086	(13,773)

Commercial
Commercial real estate	1,424,212	1,428,329	(4,117)
Commercial and industrial	734,077	701,650	32,427
Construction	337,127	359,342	(22,215)
Total Commercial Loans	2,495,416	2,489,321	6,095
Total	$3,396,729	$3,404,407	$(7,678)

The loan portfolio represents the most significant source of interest income for S&T. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as the overall economic climate can significantly impact the borrower’s ability to pay. In order to mitigate such risk, loan underwriting standards for S&T are established by a formal policy and are subject to periodic review and approval by the S&T Board of Directors.

Loans decreased $7.7 million as of June 30, 2010 as compared to December 31, 2009. Minimal loan growth was experienced within the commercial portfolio and a slight decline occurred in the consumer portfolio. This is a result of less demand in our market area resulting from the current economic climate.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

Commercial loans, including commercial real estate, commercial and industrial and construction comprised 73 percent of the loan portfolio as of June 30, 2010 and December 31, 2009. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. The commercial real estate and construction portfolio had $356.8 million or 11 percent of total loans that involved projects outside of Pennsylvania. Generally, these loans are with existing local customers. The decline in the economic environment has been significantly higher in various parts of the country than in Pennsylvania. Accordingly, the out-of-state portfolio is experiencing higher credit stress and has been the subject of considerable management focus and review. The loan-to-value policy guidelines for commercial real estate loans is generally 65-85 percent. Variable rate commercial loans were 52 percent of the commercial loan portfolio at June 30, 2010 and 50 percent at December 31, 2009.

Home equity and residential mortgage and loans comprised 24 percent of the loan portfolio at June 30, 2010 and December 31, 2009. Residential mortgage lending continues to be a strategic focus through a centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. The loan-to-value policy guideline is 80 percent for residential first lien mortgages. Higher loan-to-value loans may be approved with the appropriate private mortgage insurance coverage. Second lien positions are assumed with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of the estimated fair value of the property.

Management believes the downturn in the local residential real estate market and the impact of declining values on the real estate loan portfolio will be mitigated because of S&T’s conservative mortgage lending policies for portfolio loans, which require a maximum term of 20 years for fixed rate mortgages. Balloon payment mortgages are also offered in the portfolio. The maximum balloon term is 15 years with a maximum amortization term of 30 years. Balloon mortgages with terms of 10 years or less may have a maximum amortization term for up to 40 years. Combo mortgage loans consisting of S&T residential first mortgage and home equity second mortgage are also available to credit worthy borrowers.

S&T designates specific loan originations, generally longer-term, lower-yielding 1-4 family mortgages, as held for sale and sells them to Fannie Mae. The rationale for these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. During the six months ended June 30, 2010 and 2009, S&T sold $37.7 million and $86.0 million, respectively, of 1-4 family mortgages and currently services $278.3 million of secondary market mortgage loans to Fannie Mae at June 30, 2010. Loans sold to Fannie Mae decreased from the prior year as rates declined substantially in early 2009 resulting in a significant amount of mortgage refinances. S&T intends to continue to sell longer-term loans to Fannie Mae in the future, especially during periods of lower interest rates.

Loan underwriting standards for S&T are established by a formal policy and are subject to the periodic review and approval by the S&T Board of Directors. During 2009, S&T implemented or enhanced various new policies and procedures including: monitoring, risk ratings, stress testing and compliance for the area of commercial lending.

S&T offers a variety of unsecured and secured consumer loan and credit card products. Loan-to-value policy guidelines for direct loans are 90–100 percent of invoice for new automobiles and 80–90 percent of National Automobile Dealer Association (“NADA”) value for used automobiles.

Allowance for Loan Losses

Problem loans are identified and continually monitored through detailed reviews of specific commercial loans, and the analysis of delinquency and charge-off levels of consumer loan portfolios. Management evaluates the degree of loss exposure for loans on a continuous basis through a formal allowance for loan loss policy as administered by S&T Bank’s Credit Administration Department and various management and director committees. Updates are presented by management to the S&T Board of Directors as to the status of loan quality. Charged-off and recovered loan amounts are applied to the allowance for loan losses. The allowance for loan losses is increased through a charge to current earnings through the provision for loan losses, based upon management’s assessment of the adequacy of the allowance for loan losses. A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes a review of the historical charge-off rates for all loan categories as well as fluctuations and trends in various risk factors that have occurred within the portfolio’s economic life cycle. The analysis also includes assessment of qualitative factors such as credit trends, unemployment trends, vacancy trends, loan growth and the degree of variable interest rate risk. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, S&T’s estimate of loan losses could also change.

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

S&T has a charge-off policy within its general lending policy. The charge-off policy has two components, retail and commercial.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

Two types of retail loans are included in the charge-off policy. The first type is unsecured or secured with non real estate. These loans are evaluated for a charge at 90 days past due. Unsecured loans are fully charged-off. If the loan is secured with non real estate, it will be charged down to the value of the collateral less the estimated cost to sell. If the collateral is repossessed and remains unsold for 120 days the carrying value will be completely charged-off. The second type is loans secured by real estate. These loans will be evaluated for a charge at 90 days past due. The loan will be charged down to the value of the collateral less the estimated cost to sell.

The charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off in the month the loss becomes probable, regardless of the delinquency status of the loan. The bank may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the then remaining balance. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:

•	the status of a bankruptcy proceeding;

•	the value of collateral and probability of successful liquidation; and

•	the status of adverse proceedings or litigation that may result in collection

The following table presents changes in the allowance for loan losses for the six months ended June 30:

	2010	2009
(dollars in thousands)

Balance at beginning of period:	$59,580	$42,689
Charge-offs:
Commercial, mortgage and industrial	(19,659)	(35,800)
Residential real estate	(573)	(2,842)
Consumer	(432)	(609)

Total	(20,664)	(39,251)
Recoveries:
Commercial, mortgage and industrial	793	544
Residential real estate	568	220
Consumer	134	100

Total	1,495	864
Net Charge-offs	(19,169)	(38,387)
Provision for loan losses	13,557	53,573

Allowance for Loan Losses	$53,968	$57,875

Ratio of net charge-offs to average loans outstanding (annualized)	1.14%	2.20%
Allowance for loan losses to total loans	1.59%	1.67%
Allowance for loan losses to nonperforming loans	70%	81%

The allowance for loan losses at June 30, 2010 was $54.0 million, a decrease of $3.9 million from June 30, 2009. Included in the allowance for loan losses at June 30, 2010 is $8.0 million of specific reserves compared to $15.0 million at June 30, 2009. S&T has experienced improving asset quality metrics in the first six months of 2010, including a slowing in nonperforming loans (“NPL”) formation. During the first six months of 2010, S&T recorded net charge-offs of $19.2 million, which related primarily to six credits, all of which had previously established specific reserves. Additionally, only three relationships greater than $1.0 million moved to NPL status during the first six months of 2010 including a $2.2 million multi-family apartment complex, a $1.4 million hotel property and a $1.8 residential mortgage. For each relationship, an impaired loan analysis was completed and specific reserves were established of $1.4 million, $0.2 million and $0.7 million, respectively. Management believes these relationships have been adequately reserved as determined by the quarterly impairment analysis performed by the Credit Administration Department.

S&T’s allowance for lending-related commitments is computed using a methodology similar to that used to determine the allowance for loan losses. Amounts are added to the allowance for lending-related commitments through a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments decreased to $3.5 million at June 30, 2010 as compared to $4.2 million at December 31, 2009. The decrease relates to reduction in commitments due to maturities and utilization of the commitments. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

The following table summarizes the composition of nonperforming loans:

	June 30, 2010	December 31, 2009	$ Change
(dollars in thousands)

Consumer
Home equity	$1,777	$2,252	$(475)
Residential mortgage	7,398	5,583	1,815
Consumer installment	93	20	73

Total Consumer Loans	9,268	7,855	1,413

Commercial
Commercial real estate	51,070	53,789	(2,719)
Commercial and industrial	2,265	7,489	(5,224)
Construction	14,686	21,674	(6,988)

Total Commercial Loans	68,021	82,952	(14,931)

Total NPL	77,289	90,807	(13,518)
OREO	4,737	4,607	130

Total Nonperforming Assets	$82,026	$95,414	$(13,388)

Asset Quality Ratios:

Nonperforming loans as a percent of total loans	2.28%	2.67%
Nonperforming assets as a percent of total loans + OREO	2.41%	2.80%

S&T’s policy is to place loans in all categories on nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There are no loans 90 days or more past due and still accruing.

Deposits

	June 30, 2010	December 31, 2009	$ Change
(dollars in thousands)

Noninterest-bearing demand	$732,618	$712,120	$20,498
Interest-bearing demand	260,301	260,554	(253)
Money market	250,924	289,367	(38,443)
Savings	743,427	752,130	(8,703)
Certificates of deposit	1,309,926	1,290,370	19,556

Total Deposits	$3,297,196	$3,304,541	$(7,345)

Deposits are the primary source of funds to S&T. Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Certificates of deposit of $100,000 and over were 12 percent of total deposits at June 30, 2010 and December 31, 2009, and primarily represent deposit relationships with local customers in our market area. S&T had $93.8 million and $109.8 million of brokered retail certificates of deposit outstanding at June 30, 2010 and December 31, 2009, respectively.

S&T participates in the Certificate of Deposit Account Registry Services (“CDARS”) program. The reciprocal program allows S&T customers to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. S&T maintains deposits by accepting certificates of deposits from customers of CDARS member banks in the exact amount as S&T customers placed. S&T can also access the CDARS network to accept brokered certificates of deposit that are not part of the reciprocal CDARS program. As of June 30, 2010, the CDARS certificates of deposit were primarily reciprocal totaling $67.2

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

million. The issuance of brokered retail certificates of deposit and participation in the CDARS program is an ALCO strategy to increase and diversify funding sources.

Borrowings

	June 30, 2010	December 31, 2009	$ Change
(dollars in thousands)

Securities sold under repurchase agreements	$44,496	$44,935	$(439)
Short-term borrowings	51,750	51,300	450
Long-term borrowings	40,328	85,894	(45,566)
Junior subordinated debt securities	90,619	90,619	-

Total Borrowings	$227,193	$272,748	$(45,555)

Borrowings are an additional source of funding for S&T. Total borrowings decreased $45.6 million from December 31, 2009 due to the maturity of $55.2 million of long-term borrowings of which only $10.0 million were replaced with new long-term borrowings. Overall, borrowings decreased as a result of relatively unchanged loan volume, lower securities from December 31, 2009 and a stable deposit base.

Liquidity and Capital Resources

Liquidity refers to the ability to satisfy the financial needs of depositors who want to withdraw funds, or of borrowers needing to access funds to meet their credit needs. The ALCO is responsible for establishing and monitoring liquidity guidelines, policies and procedures.

The principal sources of asset liquidity are cash and due from banks, interest-earning deposits with banks, federal funds sold, unpledged securities available-for-sale, maturing and amortizing loans and securities and earnings. Liability liquidity sources include a stable core deposit base, the ability to renew maturing certificates of deposit, borrowing availability at the FHLB of Pittsburgh (“FHLB”), fed funds lines with other financial institutions, access to the brokered certificates of deposit market including CDARS, and the ability to raise debt and equity. Customer deposits are an important source of liquidity which depends on the confidence of those customers in S&T supported by its capital position and the protection provided by FDIC insurance.

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

During 2010 liquidity improved due to decreases in loan and security balances, stable deposit levels and a larger borrowing capacity at the FHLB which resulted from reduced borrowings.

Shareholders’ equity increased $12.9 million at June 30, 2010 compared to December 31, 2009. S&T had net income available to common shareholders of $17.6 million and dividends declared to common shareholders were $8.3 million for the six months ended June 30, 2010. Also affecting capital was an increase of $1.1 million due to the issuance of treasury stock, an increase of $1.7 million in unrealized gains on securities available-for-sale, net of tax, which is included in other comprehensive income, offset by preferred dividends and amortization of $2.7 million.

Management believes that the bank has sufficient cash flow, including cash and cash equivalents, and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity. Management believes that S&T has the ability to raise additional capital, if necessary.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

continued

The following summarizes risk-based capital amounts and ratios for S&T Bancorp, Inc. and S&T Bank:

	Adequately	Well-	June 30, 2010		December 31, 2009
	Capitalized	Capitalized	Amount	Ratio	Amount	Ratio
(dollars in thousands)

S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$420,774	10.64%	$409,129	10.26%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	420,774	12.52%	409,129	12.10%
Total capital to risk-weighted assets	8.00%	10.00%	533,168	15.87%	521,658	15.43%

S&T Bank
Tier 1 leverage	4.00%	5.00%	$280,458	7.12%	$270,224	6.81%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	280,458	8.40%	270,224	8.05%
Total capital to risk-weighted assets	8.00%	10.00%	392,398	11.75%	382,475	11.39%

In August 2009, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $300 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T may use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2010, S&T had not issued any securities pursuant to the shelf registration statement.

On January 16, 2009, S&T completed a $108.7 million capital raise as a participant in the Capital Purchase Program (the “CPP”). S&T used the funds received from the issuance of the Series A Preferred Stock and warrants to reduce S&T’s overnight borrowings at the FHLB which had the effect of increasing S&T’s liquidity for lending activities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ALCO monitors and manages interest rate sensitivity through gap, rate shock analysis and simulations and economic value of equity (“EVE”) in order to avoid unacceptable earnings fluctuations due to interest rate changes. S&T’s gap model includes certain management assumptions based upon past experience and the expected behavior of customers. The assumptions include principal prepayments for fixed rate loans, mortgage-backed securities and collateralized mortgage obligations, and classifying the demand, money market and savings balances by degree of interest rate sensitivity. The gap and cumulative gap represent the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities.

The table below shows the amount and timing of repricing assets and liabilities:

	Interest Rate Sensitivity June 30, 2010
GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
(dollars in thousands)

Repricing Assets:
Cash and due from banks	$-	$-	$-	$71,150
Securities available-for-sale	76,224	45,029	65,621	129,321
Federal Home Loan Bank stock, at cost	-	-	-	23,542
Net loans	1,672,921	278,461	460,647	930,732
Other assets	-	-	-	385,590

Total Repricing Assets	1,749,145	323,490	526,268	1,540,335

Repricing Liabilities:
Noninterest-bearing demand deposits	-	-	-	732,618
Interest-bearing demand deposits	32,538	32,538	65,075	130,150
Money market	250,924	-	-	-
Savings	508,843	33,512	67,024	134,048
Certificates of deposit	544,041	90,728	367,789	307,368
Securities sold under repurchase agreements and short-term borrowings	96,246	-	-	-
Long-term borrowings and junior subordinated debt securities	79,683	737	26,416	24,111
Other liabilities and equity	-	-	-	614,849

Total Repricing Liabilities	1,512,275	157,515	526,304	1,943,144
Gap	236,870	165,975	(36)	(402,809)

Cumulative Gap	$236,870	$402,845	$402,809	$-

Rate Sensitive Assets/Rate Sensitive Liabilities	June 30, 2010	December 31, 2009

Cumulative 6 months	1.16	1.12
Cumulative 12 months	1.24	1.10

S&T’s one-year repricing gap at June 30, 2010 indicates an asset sensitive position. This means that more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive position will differ depending upon the change in market interest rates. For example, with an asset sensitive position in an increasing interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase to our interest rate spreads, net interest income and operating income. Conversely, with an asset sensitive position in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease to our interest rate spreads, net interest income and operating income.

In addition to the gap analysis, S&T performs rate shock analyses on a static balance sheet to estimate the effect that specific interest rate changes would have on 12 months of pretax net interest income. Rate shock analyses assume an immediate parallel shift of +/-300 basis points in market interest rates. S&T has modified assumptions in the -300 basis point rate shock analysis due to the very low level of interest rates. Rate shock analyses also incorporate management assumptions regarding the level of interest rate changes on non-maturity deposit products (demand, NOW, money market and savings) and changes in the prepayment behavior of fixed rate loans and securities with optionality. Inclusion of these assumptions makes rate shock analysis more useful than gap analysis alone.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

The table below shows the percent change to pretax net interest income with a rate shock of +/- 300 basis points.

	Immediate Change in Rates
Percent Change to Pretax Net Interest Income	+300 bps	-300 bps

June 30, 2010	12.12%	(6.29)%
December 31, 2009	8.16%	(6.93)%

The impact to pretax net interest income in the +/-300 basis point rate shocks for June 30, 2010 is consistent with having an asset sensitive balance sheet. When comparing the +300 basis point rate shock results in June 30, 2010 to December 31, 2009, the percent change to net interest income has improved because the balance sheet has become more asset sensitive. When comparing the
-300 basis point rate shock results in June 30, 2010 to December 31, 2009, the percent change to net interest income is relatively unchanged.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

S&T Bancorp, Inc. (Registrant)

Date: August 5, 2010	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)