Form 10-Q
period 2010-09-30
S&T BANCORP INC
filed 2010-11-05
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Common Stock, $2.50 Par Value - 27,850,678 shares as of October 22, 2010

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

ASSETS
Cash and due from banks	$88,157	$69,152
Securities available-for-sale	277,718	354,860
Federal Home Loan Bank stock, at cost	23,542	23,542
Loans held for sale	4,070	6,073
Portfolio loans	3,366,913	3,398,334
Allowance for loan losses	56,281	59,580

Portfolio loans, net	3,310,632	3,338,754

Premises and equipment, net	39,678	40,990
Goodwill	165,273	165,167
Other intangibles, net	7,927	9,408
Bank owned life insurance	54,375	52,863
Other assets	126,736	109,666

Total Assets	$4,098,108	$4,170,475

LIABILITIES
Deposits:
Noninterest-bearing demand	$743,453	$712,120
Interest-bearing demand	276,953	260,554
Money market	246,769	289,367
Savings	746,352	752,130
Certificates of deposit	1,291,043	1,290,370

Total Deposits	3,304,570	3,304,541

Securities sold under repurchase agreements	48,189	44,935
Short-term borrowings	—	51,300
Long-term borrowings	29,849	85,894
Junior subordinated debt securities	90,619	90,619
Other liabilities	50,374	39,868

Total Liabilities	3,523,601	3,617,157

SHAREHOLDERS’ EQUITY
Preferred stock, no par value Authorized—10,000,000 shares in 2010 and 2009 Issued and outstanding—108,676 in 2010 and 2009 (Fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference)	105,942	105,370
Common stock ($2.50 par value) Authorized—50,000,000 shares in 2010 and 2009 Issued—29,714,038 shares in 2010 and 2009 Outstanding—27,849,171 shares at September 30, 2010 and 27,746,554 shares at December 31, 2009	74,285	74,285
Additional paid-in capital	51,399	51,158
Retained earnings	397,964	383,118
Accumulated other comprehensive loss	(3,522)	(6,214)
Treasury stock (1,864,867 shares at September 30, 2010 and 1,967,484 shares at December 31, 2009, at cost)	(51,561)	(54,399)

Total Shareholders’ Equity	574,507	553,318

Total Liabilities and Shareholders’ Equity	$4,098,108	$4,170,475

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and share data in thousands, except per share data)	2010	2009	2010	2009

INTEREST INCOME
Loans, including fees	$42,718	$44,741	$127,598	$136,077
Investment securities:
Taxable	1,803	2,581	6,041	8,593
Tax-exempt	683	867	2,204	2,822
Dividends	121	121	366	469

Total Interest Income	45,325	48,310	136,209	147,961

INTEREST EXPENSE
Deposits	7,014	9,003	22,115	29,900
Securities sold under repurchase agreements	17	33	50	132
Short-term borrowings	21	107	146	475
Long-term borrowings and junior subordinated debt securities	1,300	2,334	4,386	7,927

Total Interest Expense	8,352	11,477	26,697	38,434

NET INTEREST INCOME	36,973	36,833	109,512	109,527
Provision for loan losses	8,278	8,382	21,835	61,954

Net Interest Income After Provision for Loan Losses	28,695	28,451	87,677	47,573

NONINTEREST INCOME
Security gains (losses), net	6	(2,059)	263	(4,601)
Service charges on deposit accounts	2,974	3,305	9,111	9,593
Wealth management fees	1,861	1,920	5,761	5,575
Insurance fees	2,125	2,020	6,457	5,867
Mortgage banking	1,573	(3)	2,150	1,788
Debit and credit card fees	1,951	1,875	5,615	5,081
Other	1,845	1,166	5,851	4,394

Total Noninterest Income	12,335	8,224	35,208	27,697

NONINTEREST EXPENSE
Salaries and employee benefits	11,887	12,284	36,263	36,637
Occupancy, net	1,674	1,681	5,317	5,163
Furniture and equipment	1,190	1,201	3,607	3,824
Other taxes	739	940	2,626	2,741
Data processing	1,547	1,565	4,601	4,575
Amortization of intangibles	463	557	1,483	1,752
Legal	511	534	3,715	1,580
Joint venture amortization	627	683	1,964	3,852
FDIC assessment	1,359	1,526	4,058	6,914
Other	4,951	3,868	14,981	16,002

Total Noninterest Expense	24,948	24,839	78,615	83,040

Income (Loss) Before Taxes	16,082	11,836	44,270	(7,770)
Provision (benefit) for income taxes	3,600	2,578	11,080	(6,530)

Net Income (Loss)	12,482	9,258	33,190	(1,240)
Preferred stock dividends and amortization of discount	1,551	1,543	4,648	4,368

Net Income (Loss) Available to Common Shareholders	$10,931	$7,715	$28,542	$(5,608)

Earnings per common share—basic	$0.39	$0.28	$1.03	$(0.20)
Earnings per common share—diluted	0.39	0.28	1.03	(0.20)
Dividends declared per common share	0.15	0.15	0.45	0.61
Average common shares outstanding—basic	27,800	27,634	27,767	27,655
Average common shares outstanding—diluted	27,813	27,695	27,790	27,655

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)	Comprehensive (Loss) Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at January 1, 2009		$—	$74,285	$43,327	$402,608	$(13,986)	$(57,540)	$448,694
Net loss for nine months ended September 30, 2009	$(1,240)				(1,240)			(1,240)

Other Comprehensive Income, Net of Tax
Change in unrealized gains on securities of $2,372 net of reclassification adjustment for losses included in net loss of $4,601 and tax expense of $2,441	4,532					4,532		4,532
Adjustment to funded status of pension, net of tax expense $349	648					648		648

Comprehensive Income	$3,940
Preferred stock dividend and amortization of discount		519			(4,368)			(3,849)
Cash dividends declared on common stock ($0.61 per share)					(16,869)			(16,869)
Treasury stock issued for options exercised (51,879 shares)				(1,040)			1,434	394
Recognition of restricted stock compensation expense				351				351
Tax benefit from nonstatutory stock options exercised				4				4
Recognition of nonstatutory stock option compensation expense				341				341
Issuance of preferred stock (1)		104,664						104,664
Warrant for common stock issuance (1)				4,012				4,012

Balance at September 30, 2009		$105,183	$74,285	$46,995	$380,131	$(8,806)	$(56,106)	$541,682

Balance at January 1, 2010		$105,370	$74,285	$51,158	$383,118	$(6,214)	$(54,399)	$553,318
Net income for nine months ended September 30, 2010	$33,190				33,190			33,190

Other Comprehensive Income, Net of Tax
Change in unrealized gains on securities of $3,718 net of reclassification adjustment for gains included in net income of $263 and tax expense of $1,209	2,246					2,246		2,246
Adjustment to funded status of pension, net of tax expense $240	446					446		446

Comprehensive Income	$35,882
Preferred stock dividend and amortization of discount		572			(4,648)			(4,076)
Cash dividends declared and paid ($0.45 per share)					(12,505)			(12,505)
Treasury stock issued (102,617 shares)					(1,191)		2,838	1,647
Recognition of restricted stock compensation expense				341				341
Tax benefit from nonstatutory stock options expensed				4				4
Forfeitures of nonstatutory stock options				(104)				(104)

Balance at September 30, 2010		$105,942	$74,285	$51,399	$397,964	$(3,522)	$(51,561)	$574,507

(1) The preferred stock issued to the U.S. Treasury in the amount of $104,664 is presented net of a discount of $4,012.

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$33,190	$(1,240)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	21,835	61,954
Provision for unfunded loan commitments	(1,555)	3,359
Depreciation and amortization	4,951	5,047
Net amortization of investment security premiums	632	718
Recognition of stock-based compensation expense	227	4
Security (gains) losses, net	(263)	4,601
Deferred income taxes	(3,652)	(9,230)
Tax benefits from stock-based compensation	(4)	(4)
Mortgage loans originated for sale	(71,650)	(120,711)
Proceeds from the sale of loans	73,652	119,428
Gain on the sale of loans, net	(866)	(372)
Net decrease in interest receivable	2,996	4,442
Net decrease in interest payable	(1,719)	(2,386)
Net increase in other assets	(17,062)	(427)
Net increase (decrease) in other liabilities	14,480	(7,980)

Net Cash Provided by Operating Activities	55,192	57,203

INVESTING ACTIVITIES
Proceeds from maturities of securities available-for-sale	128,525	159,041
Proceeds from sales of securities available-for-sale	2,566	4,002
Purchases of securities available-for-sale	(50,863)	(75,114)
Net decrease in loans	4,512	79,134
Purchases of premises and equipment	(1,942)	(1,468)
Proceeds from the sale of premises and equipment	111	1,613

Net Cash Provided by Investing Activities	82,909	167,208

FINANCING ACTIVITIES
Net decrease in core deposits	(644)	(48,670)
Net increase in certificates of deposit	569	100,038
Net decrease in short-term borrowings	(51,300)	(225,925)
Net increase (decrease) in securities sold under repurchase agreements	3,254	(51,989)
Repayments of long-term borrowings	(56,045)	(84,178)
Proceeds from issuance of preferred stock and common stock warrants	—	108,676
Sale of treasury stock	1,647	394
Preferred stock dividends	(4,076)	(3,155)
Cash dividends paid to common shareholders	(12,505)	(21,275)
Tax benefits from stock-based compensation	4	4

Net Cash Used in Financing Activities	(119,096)	(226,080)
Net increase (decrease) in cash and cash equivalents	19,005	(1,669)
Cash and cash equivalents at beginning of year	69,152	69,780

Cash and Cash Equivalents at End of Period	$88,157	$68,111

Supplemental Disclosures
Transfers of other real estate owned and other repossessed assets	$2,760	$3,894
Interest paid	28,416	40,819
Income taxes paid	11,192	5,338

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Nature of Operations

The accompanying unaudited Consolidated Financial Statements of S&T Bancorp, Inc. and subsidiaries (“S&T”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

S&T operates in three business segments, providing a full range of services to individual and corporate customers through Community Banking, Wealth Management and Insurance. The Consolidated Balance Sheet as of December 31, 2009 has been extracted from the audited financial statements included in S&T’s 2009 annual report on Form 10-K. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010.

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

Future Application of Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In September 2010, the FASB’s Emerging Issues Task Force reached a final Consensus on accounting for costs associated with acquiring or renewing insurance contracts. The Consensus clarifies that only costs that are associated with the successful acquisition of a new or renewal insurance contract would be capitalized as deferred acquisition costs. The Consensus will be effective for fiscal

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

periods beginning on or after December 15, 2011. Either prospective or retrospective application is permitted. S&T is currently evaluating the impact of the Consensus on the Consolidated Financial Statements.

Disclosures about Credit Quality and the Allowance for Credit Losses

Pursuant to the July 2010 FASB accounting standards update, further disclosures will be required about the credit quality of financing receivables and the allowance for credit losses. The disclosures will provide financial statement users with additional information about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses and the reasons for the change in the allowance for credit losses. This requirement is effective for all periods ending on or after December 15, 2010, although certain disclosures will have a deferred effective date. The accounting standards update requires additional disclosure and we do not anticipate it will have any impact on the Consolidated Financial Statements.

Fair Value Measurements

Pursuant to the January 2010 FASB accounting standards update, further disclosures will be required for the activity within Level 3 of the fair value hierarchy regarding purchases, sales, issuances and settlements. This requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, although early adoption is permitted. The accounting standards update requires additional disclosure and we do not anticipate it will have any impact on the Consolidated Financial Statements.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

In determining fair value, S&T uses various valuation approaches, including market, income and cost approaches. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability, which are developed based on market data obtained from sources independent of S&T. Unobservable inputs reflect S&T’s estimate of assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

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

Trading Assets

When available, S&T uses quoted market prices to determine the estimated fair value of trading assets. S&T’s only trading asset is a Rabbi Trust for deferred compensation plans, which is invested in two readily quoted mutual funds. The assets within the Rabbi Trust are classified as Level 1.

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

S&T incorporates credit valuation adjustments into the valuation models to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the estimated fair value measurements. In adjusting the estimated fair value of its derivative contracts for the effect of nonperformance risk, S&T has considered the impact of netting and any applicable credit enhancements and collateral postings.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Impaired Loans

A loan is considered impaired if management determines that it is probable that S&T will not be able to collect all amounts due according to the contractual terms of the loan agreement of a construction, commercial real estate or commercial and industrial loan greater than $0.5 million. S&T calculates the estimated fair value of impaired loans based upon the estimated fair value of the collateral less estimated selling costs when the loan is collateral dependent, or based upon the present value of expected future cash flows available to pay the loan. Collateral values are generally based upon appraisals from approved, independent state certified appraisers.

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

OREO and Other Repossessed Assets

OREO and other repossessed assets are comprised of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at the estimated fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of carrying value or estimated fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals from approved, independent state certified appraisers. OREO and other repossessed assets are classified as level 2.

Mortgage Servicing Rights

The estimated fair value of the MSRs are determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. As the valuation model includes significant unobservable inputs, MSRs are classified as Level 3.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Loans

The estimated fair value of variable rate performing loans is based on carrying values adjusted for credit risk. The estimated fair values for other performing loans is estimated using discounted cash flow analyses, utilizing interest rates currently being offered for loans with similar terms, adjusted for credit risk. The estimated fair value of nonperforming loans is based on their carrying value less any specific reserve. The carrying amount of accrued interest approximates its estimated fair value.

Bank Owned Life Insurance

The estimated fair value represents the net cash surrender value.

Deposits

The estimated fair value disclosed for deposits without a defined maturity (e.g., noninterest and interest-bearing demand, money market and savings accounts) are, by definition, equal to the amount payable on demand. The carrying amounts for variable rate, fixed-term time deposits approximate their estimated fair value. Estimated fair values for fixed rate and other time deposits are based on discounted cash flow analysis, using interest rates currently offered for time deposits with similar terms. The carrying amount of accrued interest approximates its estimated fair value.

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

Junior Subordinated Debt Securities

For the variable rate junior subordinated debt securities that reprice quarterly, estimated fair values are based on carrying values. For the $25.0 million junior subordinated debt issued with a fixed rate period of five years which then converts to a variable rate, estimated fair valued is based on discounted cash flows at current interest rates during the fixed rate period.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables present S&T’s assets and liabilities that are measured at estimated fair value on a recurring basis by the fair value hierarchy level at September 30, 2010 and December 31, 2009. There were no transfers between Level 1 and Level 2 for items of a recurring basis during the periods presented.

	September 30, 2010
	Level 1	Level 2	Level 3	Total

(in thousands)

ASSETS
Obligations of U.S. government corporations and agencies	$-	$99,664	$-	$99,664
Collateralized mortgage obligations of U.S. government corporations and agencies	-	45,145	-	45,145
Mortgage-backed securities of U.S. government corporations and agencies	-	48,873	-	48,873
Obligations of states and political subdivisions	-	72,924	-	72,924
Marketable equity securities	1,468	8,031	1,613	11,112
Trading account assets	1,871	-	-	1,871
Interest rate swaps	-	24,873	-	24,873
Interest rate lock commitments	-	1,012	-	1,012

Total Assets	$3,339	$300,522	$1,613	$305,474

LIABILITIES
Interest rate swaps	$-	$24,670	$-	$24,670
Forward sale contracts	-	186	-	186

Total Liabilities	$-	$24,856	$-	$24,856

	December 31, 2009
	Level 1	Level 2	Level 3	Total

(in thousands)

ASSETS
Obligations of U.S. government corporations and agencies	$-	$127,971	$-	$127,971
Collateralized mortgage obligations of U.S. government corporations and agencies	-	60,229	-	60,229
Mortgage-backed securities of U.S. government corporations and agencies	-	61,521	-	61,521
Obligations of states and political subdivisions	-	92,928	-	92,928
Marketable equity securities	3,607	7,466	1,138	12,211
Trading account assets	3,090	-	-	3,090
Interest rate swaps	-	11,661	-	11,661
Interest rate lock commitments	-	126	-	126
Forward sale contracts	-	192	-	192

Total Assets	$6,697	$362,094	$1,138	$369,929

LIABILITIES
Interest rate swaps	$-	$11,594	$-	$11,594

Total Liabilities	$-	$11,594	$-	$11,594

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

S&T classifies financial instruments in Level 3 when valuation models are used because significant inputs are not observable in the market. The following tables present the changes in assets measured at estimated fair value on a recurring basis for which S&T has utilized Level 3 inputs to determine the estimated fair value:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	Marketable Equity Securities (1)

(in thousands)

Balance at beginning of period	$1,628	$1,138
Principal transactions	-	-
Total gains (losses)
Included in earnings	-	-
Included in other comprehensive income	(15)	(15)
Transfers into Level 3	-	490
Transfers out of Level 3	-	-

Ending Balance at September 30, 2010	$1,613	$1,613

(1) Changes in estimated fair market value of available-for-sale investments are recorded in accumulated other comprehensive income, while gains and losses from sales are recorded in net security gains (losses) in the Consolidated Statements of Income (Loss).

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	Marketable Equity Securities (1)

(in thousands)

Balance at beginning of period	$1,050	$1,050
Principal transactions	-	-
Total gains (losses)
Included in earnings	-	-
Included in other comprehensive income	88	88
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Ending Balance at September 30, 2009	$1,138	$1,138

(1) Changes in estimated fair market value of available-for-sale investments are recorded in accumulated other comprehensive income, while gains and losses from sales are recorded in net security gains (losses) in the Consolidated Statements of Income (Loss).

S&T may be required to measure certain assets and liabilities on a nonrecurring basis. The following tables present S&T’s assets that are measured at estimated fair value on a nonrecurring basis by the fair value hierarchy level at September 30, 2010 and December 31, 2009. There were no liabilities measured at estimated fair value on a nonrecurring basis during these periods.

	September 30, 2010
	Level 1	Level 2	Level 3	Total

(in thousands)

ASSETS
Loans held for sale	$-	$4,070	$-	$4,070
Impaired loans	-	44,589	19,362	63,951
Other real estate owned	-	7,367	-	7,367
Mortgage servicing rights	-	-	2,182	2,182

Total Assets	$-	$56,026	$21,544	$77,570

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	December 31, 2009
	Level 1	Level 2	Level 3	Total

(in thousands)

ASSETS
Loans held for sale	$-	$6,073	$-	$6,073
Impaired loans	-	79,258	12,285	91,543
Other real estate owned and other repossessed assets	-	4,607	-	4,607
Mortgage servicing rights	-	-	2,263	2,263

Total Assets	$-	$89,938	$14,548	$104,486

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

The following table indicates the estimated fair value of S&T’s financial instruments as of:

	September 30, 2010		December 31, 2009
	Estimated Fair Value	Carrying Value (1)	Estimated Fair Value	Carrying Value (1)

(in thousands)

ASSETS
Cash and due from banks	$88,157	$88,157	$69,152	$69,152
Securities available-for-sale	277,718	277,718	354,860	354,860
Federal Home Loan Bank stock, at cost	23,542	23,542	23,542	23,542
Gross loans	3,368,531	3,370,983	3,380,070	3,404,407
Bank owned life insurance	54,375	54,375	52,863	52,863
Trading account assets	1,871	1,871	3,090	3,090
Mortgage servicing rights	2,182	2,163	2,263	2,100
Interest rate swaps	24,873	24,873	11,661	11,661
Interest rate lock commitments	1,012	1,012	126	126
Forward sales contracts	-	-	192	192

LIABILITIES
Deposits	$3,318,599	$3,304,570	$3,324,377	$3,304,541
Securities sold under repurchase agreements	48,189	48,189	44,935	44,935
Short-term borrowings	-	-	51,300	51,300
Long-term borrowings	32,231	29,849	87,817	85,894
Junior subordinated debt securities	91,758	90,619	92,296	90,619
Interest rate swaps	24,670	24,670	11,594	11,594
Forward sale contracts	186	186	-	-

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Pursuant to S&T’s agreements with various financial institutions, S&T may receive collateral or may be required to post collateral based upon mark-to-market positions. Beyond unsecured threshold levels, collateral in the form of cash or securities may be made available to counterparties of swap transactions. Based upon S&T’s current positions and related future collateral requirements relating to them, S&T believes any affect on its cash flow or liquidity position to be immaterial. Derivatives contain an element of credit risk, the possibility that S&T will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by S&T’s Asset and Liability Committee (“ALCO”) and derivatives with customers may only be executed with customers within credit exposure limits approved by S&T’s Board of Directors Loan Committee. Interest rate swaps are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Consolidated Statements of Income (Loss).

Interest Rate Lock Commitments and Forward Sale Contracts

In the normal course of business, S&T sells originated mortgage loans into the secondary mortgage loan market. S&T offers interest rate lock commitments to potential borrowers. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. In addition, S&T can encounter pricing risk if interest rates increase significantly before the loan can be closed and sold. S&T may utilize forward sale contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The rate lock is executed between the mortgagee and S&T and in turn a forward sale contract may be executed between S&T and the investor. Both the rate lock commitment and the corresponding forward sale contract for each customer are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives during the commitment period are recorded in current earnings and included in mortgage banking in the Consolidated Statements of Income (Loss).

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

(in thousands)

Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts - Commercial Loans
Estimated fair value	$24,873	$11,661	$24,670	$11,594
Notional amount	214,592	227,203	214,592	227,203
Collateral posted	-	-	19,161	10,935
Interest Rate Lock Commitments - Mortgage Loans
Estimated fair value	1,012	126	-	-
Notional amount	38,336	10,672	-	-
Forward Sale Contracts - Mortgage Loans
Estimated fair value	-	192	186	-
Notional amount	-	15,012	34,150	-

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

(in thousands)

Derivatives not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	$(139)	$(541)	$136	$(431)
Interest rate lock commitments - mortgage loans	712	69	886	169
Forward sale contracts - mortgage loans	8	(220)	(378)	(48)

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE

The following tables indicate the composition of the securities portfolio for the periods stated:

	Available-for-Sale
September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

(in thousands)

Obligations of U.S. government corporations and agencies	$96,975	$2,689	$-	$99,664
Collateralized mortgage obligations of U.S. government corporations and agencies	43,314	1,831	-	45,145
Mortgage-backed securities of U.S. government corporations and agencies	45,925	2,948	-	48,873
Obligations of states and political subdivisions	70,070	2,866	(12)	72,924

Debt Securities Available-for-Sale	256,284	10,334	(12)	266,606
Marketable equity securities	10,349	1,064	(301)	11,112

Total	$266,633	$11,398	$(313)	$277,718

	Available-for-Sale
December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

(in thousands)

Obligations of U.S. government corporations and agencies	$126,588	$1,461	$(78)	$127,971
Collateralized mortgage obligations of U.S. government corporations and agencies	58,010	2,219	-	60,229
Mortgage-backed securities of U.S. government corporations and agencies	58,834	2,687	-	61,521
Obligations of states and political subdivisions	91,146	2,013	(231)	92,928

Debt Securities Available-for-Sale	334,578	8,380	(309)	342,649
Marketable equity securities	12,652	741	(1,182)	12,211

Total	$347,230	$9,121	$(1,491)	$354,860

There were $0.1 million and $0.4 million in gross realized gains and $0.1 million in gross realized losses for the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2009 there were none and $0.2 million in gross realized gains and $2.1 million and $4.8 million in gross realized losses. Realized gains and losses on the sale of securities are determined using the specific-identification method.

The following tables present the age of gross unrealized losses and estimated fair value by investment category:

	Less than 12 Months		12 Months or More		Total
September 30, 2010	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

(in thousands)

Obligations of U.S. government corporations and agencies	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations of U.S. government corporations and agencies	1	-	-	-	1	-
Mortgage-backed securities of U.S. government corporations and agencies	-	-	-	-	-	-
Obligations of states and political subdivisions	210	(1)	949	(11)	1,159	(12)

Debt Securities Available-for-Sale	211	(1)	949	(11)	1,160	(12)
Marketable equity securities	1,626	(301)	-	-	1,626	(301)

Total Temporarily Impaired Securities	$1,837	$(302)	$949	$(11)	$2,786	$(313)

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

(in thousands)

Obligations of U.S. government corporations and agencies	$20,912	$(78)	$-	$-	$20,912	$(78)
Collateralized mortgage obligations of U.S. government corporations and agencies	-	-	-	-	-	-
Mortgage-backed securities of U.S. government corporations and agencies	-	-	-	-	-	-
Obligations of states and political subdivisions	5,969	(84)	3,881	(147)	9,850	(231)

Debt Securities Available-for-Sale	26,881	(162)	3,881	(147)	30,762	(309)
Marketable equity securities	8,385	(1,182)	-	-	8,385	(1,182)

Total Temporarily Impaired Securities	$35,266	$(1,344)	$3,881	$(147)	$39,147	$(1,491)

S&T does not believe any individual unrealized losses as of September 30, 2010 represent an other-than-temporary impairment (“OTTI”). S&T performs a review of the securities portfolio on a quarterly basis to identify securities that may indicate an OTTI. S&T’s policy for OTTI declines within the marketable equity securities portfolio requires an impairment charge when the security is in a loss position for 12 consecutive months, unless facts and circumstances would suggest the need for OTTI prior to that time. S&T’s policy for OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its estimated fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the investment security prior to the security recovery.

The unrealized losses on marketable equity securities at September 30, 2010 were attributable to temporary declines in market value. S&T does not intend to sell and it is not likely that S&T will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of its amortized cost.

The amount of the net unrealized gains on available-for-sale securities as of September 30, 2010 and December 31, 2009 that have been included in accumulated other comprehensive income were $11.1 million and $7.6 million, respectively. For the three and nine months ended September 30, 2010, approximately $0.1 million and $0.4 million, respectively, of unrealized gains were reclassified out of accumulated other comprehensive income into earnings. For the three and nine month ended September 30, 2010, $0.1 million of unrealized losses were reclassified out of accumulated other comprehensive income into earnings to record OTTI on marketable equity securities.

The amortized cost and estimated fair value of debt securities at September 30, 2010, by estimated maturity, is included in the table below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay the obligation without call or prepayment penalties.

Available-for-Sale	Amortized Cost	Estimated Fair Value

(in thousands)

Due in one year or less	$12,756	$12,915
Due after one year through five years	121,508	125,553
Due after five years through ten years	35,078	36,840
Due after ten years	86,942	91,298

Total Debt Securities Available-for-Sale	$256,284	$266,606

At September 30, 2010 and December 31, 2009, securities with principal amounts of $222.3 million and $251.4 million, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

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

At September 30, 2010 and December 31, 2009, S&T’s FHLB stock totaled $23.5 million. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.

S&T was notified in December 2008 by the FHLB that they have suspended the payment of dividends and the repurchase of excess capital stock until further notice. S&T’s management reviewed and evaluated the FHLB capital stock for OTTI at September 30, 2010. Management reviewed the FHLB’s Form 10-Q for the period ended June 30, 2010 filed with the SEC on August 9, 2010.

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

S&T believes its holdings in the FHLB stock are ultimately recoverable at par value as of September 30, 2010 and, therefore, determined that the FHLB stock was not OTTI. In addition, S&T has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future. Further, on October 29, 2010, S&T received $1.2 million from the FHLB to redeem 11,771 shares of capital stock.

NOTE 7. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loan portfolio for the periods stated:

	September 30, 2010	December 31, 2009

(in thousands)

Consumer
Home equity	$451,275	$458,643
Residential mortgage	361,320	357,393
Consumer installment	76,148	81,141
Construction	6,946	11,836

Total Consumer Loans	895,689	909,013

Commercial
Commercial real estate	1,436,971	1,428,329
Commercial and industrial	728,091	701,650
Construction	306,162	359,342

Total Commercial Loans	2,471,224	2,489,321

Gross Portfolio Loans	3,366,913	3,398,334
Allowance for loan losses	(56,281)	(59,580)

Total Portfolio Loans	3,310,632	3,338,754
Loans held for sale	4,070	6,073

Total Loans	$3,314,702	$3,344,827

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table presents changes in the allowance for loan losses for the nine months ended September 30:

	2010	2009

(in thousands)

Balance at beginning of year	$59,580	$42,689
Charge-offs	(27,553)	(44,787)
Recoveries	2,419	1,024

Net Charge-offs	(25,134)	(43,763)
Provision for loan losses	21,835	61,954

Balance at End of Period	$56,281	$60,880

Nonperforming assets include nonaccrual loans, restructured loans and OREO. S&T’s policy is to place loans in all categories on nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There are no loans 90 days or more past due and still accruing. The principal balances of loans on nonaccrual status were $75.3 million and $90.8 million at September 30, 2010 and December 31, 2009, respectively.

Included in nonperforming assets were troubled debt restructurings (“TDRs”) of $14.6 million at September 30, 2010. Additionally, one TDR of $1.3 million was performing at September 30, 2010. No restructured loans were reported in prior periods. These TDRs are a result of S&T’s efforts to work directly with our customers. Restructured loans are loans that S&T, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.

OREO and other repossessed assets, which are included in other assets in the Consolidated Balance Sheets, were $7.4 million at September 30, 2010 and $4.6 million at December 31, 2009. At September 30, 2010, OREO consisted of 32 properties with three properties comprising $3.7 million or 50 percent of the balance.

The following table represents S&T’s investment in loans considered to be impaired and related information on those impaired loans for the periods stated:

	September 30, 2010	December 31, 2009

(in thousands)

Balance of impaired loans with an allocated allowance for loan loss	$24,346	$51,602
Balance of impaired loans with no allocated allowance for loan loss	39,605	39,941

Total Balance of Loans Considered to be Impaired	$63,951	$91,543

Allowance for loan losses allocated to loans considered to be impaired	$10,466	$17,003
Average recorded balance of impaired loans	77,139	85,606

NOTE 8. MORTGAGE SERVICING RIGHTS

The value of servicing loans is recognized as part of the interest rate lock derivative value when commitments to fund a loan to be sold are made. Upon sale of the loan, the value of the mortgage servicing right is recognized as a separate asset, which represents the then current estimated fair value of future net cash flows expected to be realized for performing the servicing activities. The estimated fair value of the MSRs are determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the estimated fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. MSRs are reported in other assets in the Consolidated Balance Sheets and are amortized into mortgage banking in the Consolidated Statements of Income (Loss) in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

MSRs are also reviewed for OTTI. OTTI exists when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan pay-off activity. When this occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding subsequent recoveries.

For the nine months ended September 30, 2010 and 2009, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $65.1 million and $116.7 million, respectively. At September 30, 2010 and 2009, S&T’s servicing portfolio totaled $293.3 million and $247.3 million, respectively.

The following tables indicate MSRs and the net carrying values for the nine months ended September 30, 2010 and 2009:

	Servicing Rights	Valuation Allowance	Net Carrying Value

(in thousands)

Balance at beginning of period	$2,692	$(592)	$2,100
Additions/(reductions)	635	(288)	347
Amortization	(284)	-	(284)

Ending Balance at September 30, 2010	$3,043	$(880)	$2,163

	Servicing Rights	Valuation Allowance	Net Carrying Value

(in thousands)

Balance at beginning of period	$1,872	$(1,040)	$832
Additions/(reductions)	1,056	79	1,135
Amortization	(299)	-	(299)

Ending Balance at September 30, 2009	$2,629	$(961)	$1,668

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

The following table represents the composition of short-term borrowings at:

	September 30, 2010	December 31, 2009

(in thousands)

Securities sold under repurchase agreements, retail	$48,189	$44,935
Federal Home Loan Bank advances	-	51,300

Total	$48,189	$96,235

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

The following is a summary of long-term debt at:

	September 30, 2010	December 31, 2009

(in thousands)

Long-term borrowings	$29,849	$85,894
Junior subordinated debt securities	90,619	90,619

Total	$120,468	$176,513

S&T had total long-term debt outstanding of $51.5 million at a fixed rate and $68.7 million at a variable rate at September 30, 2010. Included in long-term borrowings is a capital lease of $0.3 million.

S&T had total borrowings at September 30, 2010 and December 31, 2009 at the FHLB of Pittsburgh of $29.6 million and $136.9 million, respectively. There were no short-term borrowings at the end of the current period. Total borrowings consisted of short-term and long-term borrowings of $51.3 million and $85.6 million at December 31, 2009. At September 30, 2010, S&T had a maximum borrowing capacity of $1.2 billion with the FHLB of Pittsburgh.

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

The following table summarizes the components of net periodic pension expense for the Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

(in thousands)

Service cost—benefits earned during the period	$456	$578	$1,684	$1,728
Interest cost on projected benefit obligation	979	949	3,013	2,850
Expected return on plan assets	(1,261)	(1,072)	(3,661)	(3,221)
Amortization of prior service cost	(2)	(1)	(5)	(5)
Recognized net actuarial loss	179	324	617	962

Net Periodic Pension Expense	$351	$778	$1,648	$2,314

NOTE 11. COMMITMENTS AND CONTINGENCIES

Commitments

S&T, in the normal course of business, offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. S&T’s exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. S&T applies the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. S&T’s allowance for lending-related commitments including unfunded commercial real estate, commercial and industrial term loan commitments and letters of credit totaled $2.7 million at September 30, 2010 and $4.2 million at December 31, 2009. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the customers.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table sets forth the commitments and letters of credit for the periods stated:

	September 30, 2010	December 31, 2009

(in thousands)

Commitments to extend credit	$842,256	$966,903
Standby letters of credit	146,401	156,293

Total	$988,657	$1,123,196

Litigation

S&T, in the normal course of business, is subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, S&T believes that the outcome of such proceedings or claims pending will not have a material adverse effect on its consolidated financial position.

NOTE 12. EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the basic calculation, but are included in diluted EPS. In computing diluted EPS, average common shares outstanding have been increased by the dilutive common stock equivalents relating to S&T’s outstanding stock options and restricted stock. Excluded from the calculation were 1,012,909 shares of anti-dilutive stock options, common stock warrants of 517,012 shares and 19,025 shares of restricted stock for the three months ended September 30, 2010 and 1,012,909 shares of anti-dilutive stock options, common stock warrants of 517,012 shares and 8,828 shares of restricted stock for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, basic EPS equals diluted EPS due to S&T’s net loss position.

A reconcilement of the weighted average common shares outstanding used to calculate basic net income (loss) per common share and diluted net income (loss) per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted average common shares outstanding (basic)	27,799,992	27,633,742	27,767,068	27,654,570
Impact of common stock equivalents	12,645	61,463	22,842	-

Weighted Average Common Shares Outstanding (Diluted)	27,812,637	27,695,205	27,789,910	27,654,570

NOTE 13. SEGMENTS

S&T operates in three reportable operating segments: Community Banking, Wealth Management and Insurance.

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

The following represents total assets by reportable segment:

	September 30, 2010	December 31, 2009

(in thousands)

Community Banking	$4,087,293	$4,159,563
Insurance	8,690	8,702
Wealth Management	2,125	2,210

Total Assets	$4,098,108	$4,170,475

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

	Three Months Ended September 30, 2010
	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated

(in thousands)

Interest income	$45,300	$-	$1	$24	$45,325
Interest expense	8,371	(108)	73	16	8,352

Net interest income (expense)	36,929	108	(72)	8	36,973
Provision for loan losses	8,278	-	-	-	8,278
Noninterest income	8,081	1,922	1,171	1,161	12,335
Noninterest expense	19,187	2,372	1,205	684	23,448
Depreciation expense	375	7	12	643	1,037
Intangible amortization	431	18	14	-	463
Income tax expense (benefit)	3,929	(125)	(46)	(158)	3,600

Net Income (Loss)	$12,810	$(242)	$(86)	$-	$12,482

	Three Months Ended September 30, 2009
	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated

(in thousands)

Interest income	$48,283	$-	$-	$27	$48,310
Interest expense	11,485	(95)	72	15	11,477

Net interest income (expense)	36,798	95	(72)	12	36,833
Provision for loan losses	8,382	-	-	-	8,382
Noninterest income	4,349	1,972	1,107	796	8,224
Noninterest expense	19,653	1,399	1,025	1,147	23,224
Depreciation expense	400	8	15	635	1,058
Intangible amortization	521	20	16	-	557
Income tax expense (benefit)	3,320	240	(8)	(974)	2,578

Net Income (Loss)	$8,871	$400	$(13)	$-	$9,258

	Nine Months Ended September 30, 2010
	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated

(in thousands)

Interest income	$136,132	$-	$1	$76	$136,209
Interest expense	26,798	(365)	219	45	26,697

Net interest income (expense)	109,334	365	(218)	31	109,512
Provision for loan losses	21,835	-	-	-	21,835
Noninterest income	23,066	5,920	3,660	2,562	35,208
Noninterest expense	61,947	5,929	3,364	2,761	74,001
Depreciation expense	1,135	23	48	1,925	3,131
Intangible amortization	1,384	57	42	-	1,483
Income tax expense (benefit)	13,046	131	(4)	(2,093)	11,080

Net Income (Loss)	$33,053	$145	$(8)	$-	$33,190

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	Nine Months Ended September 30, 2009
	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated

(in thousands)

Interest income	$147,880	$-	$-	$81	$147,961
Interest expense	38,570	(400)	218	46	38,434

Net interest income (expense)	109,310	400	(218)	35	109,527
Provision for loan losses	61,954	-	-	-	61,954
Noninterest income	16,663	5,710	3,253	2,071	27,697
Noninterest expense	67,535	4,599	3,285	2,699	78,118
Depreciation expense	1,214	25	46	1,885	3,170
Intangible amortization	1,641	64	47	-	1,752
Income tax (benefit) expense	(4,471)	540	(121)	(2,478)	(6,530)

Net (Loss) Income	$(1,900)	$882	$(222)	$-	$(1,240)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the consolidated results of operations and financial condition of S&T and highlights material changes to the financial condition and results of operations at and for the three and nine months ended September 30, 2010. MD&A should be read in conjunction with the consolidated financial statements and notes thereto. The results of operations reported within are not necessarily indicative of results to be expected in future periods.

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

Future Factors include:

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;
•	a prolonged period of low interest rates;
•	credit losses;
•	financial resources in the amounts, at the times and on the terms required to support our future businesses;
•	legislation affecting the financial services industry as a whole, and/or S&T, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act;
•	regulatory supervision and oversight, including required capital levels, and public policy changes, including environmental regulations;
•	increasing price and product/service competition by competitors, including new entrants;
•	rapid technological developments and changes;
•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

•	continued deterioration of the housing market and reduced demand for mortgages;
•	containing costs and expenses;
•	reliance on large customers;
•	the outcome of pending and future litigation and governmental proceedings;
•	managing our internal growth and acquisitions;
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

Overview

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania with assets of approximately $4.1 billion at September 30, 2010. S&T provides a full range of financial services through a branch network of 53 offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services; insurance; estate planning and administration; employee benefit investment management and administration; corporate services and other fiduciary services. S&T earns revenue primarily from interest on loans, security investments and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses as well as other operating costs such as: salaries and employee benefits, occupancy, data processing expenses and tax expense. S&T’s strategic plan to deliver profitable growth to our shareholders includes: increasing loans and core deposits with sufficient interest rate spreads, controlling loan delinquency and loan losses, controlling operating expenses and expanding the business through new de novo branching, mergers and acquisitions, introduction of new products and services and expansion of our products and services provided to our existing customers. S&T’s common stock trades on the Nasdaq Global Select Market under the symbol “STBA.”

Net income available to common shareholders for the first nine months of 2010 was $28.5 million resulting in diluted earnings per common share of $1.03 compared to a $5.6 million net loss and $(0.20) diluted earnings per share in the first nine months of 2009. The increase in net income was primarily driven by a reduction in the provision for loan losses. During the first nine months of 2010, a provision of $21.8 million was recorded compared to $62.0 million in the first nine months of 2009. The reduction in provision is a result of improved asset quality measures and positive trends in S&T’s nonperforming loan portfolio. Net interest margin remains strong at 4.05 percent for the first nine months of 2010 compared to 3.87 percent in the comparable period of 2009; a result of lower deposit and borrowing costs. In this low interest rate environment, it will be challenging for S&T to maintain net interest margin at the current rate in future periods.

Asset quality will continue to be a primary driver of our results for the remainder of fiscal 2010. We remain diligent and focused on monitoring our nonperforming assets. S&T continually strives to be well positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management regularly assesses our balance sheet, capital, liquidity and operation infrastructures in order to be positioned to take advantage of internal or acquisition growth.

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

•	Increases the minimum reserve ratio for the FDIC’s Deposit Insurance Fund from 1.15 percent to 1.35 percent and changes the basis for determining deposit insurance premiums from deposits to assets.
•	Permanently increases deposit insurance coverage to $250,000 per account and allows depository institutions to pay interest on checking accounts.

Many of the provisions of the Dodd-Frank Act will not become effective until a year or more after its enactment and the adoption and effectiveness of implementing regulations, which are just starting to be issued in proposed or interim form. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on S&T at this time. We believe that it could increase costs and limit our ability to pursue business opportunities in an efficient manner, which could materially and adversely affect our business, financial condition and results of operations. We cannot predict the impact or substance of other future legislation or regulation.

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

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Income (Loss) is reconciled to net interest income adjusted to a fully taxable equivalent basis in the table below for the three months ended September 30, 2010 and page 31 for the nine months ended September 30, 2010.

Operating revenue is the sum of net interest income and noninterest income, less security gains. In order to understand the significance of net interest income to S&T’s business and operating results, S&T management believes it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to

Three Months Ended September 30, 2009

Net Income

Net income available to common shareholders was $10.9 million or $0.39 diluted earnings per share for the third quarter of 2010 compared to $7.7 million or $0.28 diluted earnings per share for the same period of 2009. The increase in net income was primarily the result of an increase in mortgage banking income of $1.6 million due to increased volume in mortgage sales and net mortgage derivative gains. Management does not believe that mortgage banking income will continue to be as robust during the remainder of 2010 due to an expected decrease in net mortgage derivative gains. Additionally, during the third quarter of 2009 approximately $2.0 million of other-than-temporary-impairment (“OTTI”) was recorded in our equity portfolio. The common return on average assets was 1.06 percent for the three months ended September 30, 2010, compared to 0.73 percent for the three months ended September 30, 2009. The common return on average common equity was 7.61 percent for the three months ended September 30, 2010 compared to 5.67 percent for the same period of 2009.

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields and rates. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 76 percent and 79 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in the third quarter of 2010 and 2009, respectively. The level and mix of interest-earning assets and funds are continually monitored by S&T’s Asset and Liability Committee (“ALCO”) in order to mitigate the interest-rate sensitivity and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin given the challenges of the current interest rate environment.

The following table reconciles interest income per the Consolidated Statements of Income (Loss) to net interest income adjusted to a fully taxable equivalent basis:

	Three Months Ended September 30,
	2010	2009

(in millions)

Interest income per Consolidated Statements of Income	$45.3	$48.3
Adjustment to fully taxable equivalent basis	1.2	1.3

Interest Income Adjusted to Fully Taxable Equivalent Basis	46.5	49.6
Interest expense	8.4	11.5

Net Interest Income Adjusted to Fully Taxable Equivalent Basis	$38.1	$38.1

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Balance	Income	Rate	Balance	Income	Rate

(in millions)

ASSETS
Loans (1)	$3,377.6	$43.5	5.10%	$3,439.7	$45.5	5.25%
Securities/other (1)	315.8	3.0	3.82%	397.1	4.1	4.11%

Total Interest-earning Assets	3,693.4	46.5	4.99%	3,836.8	49.6	5.13%
Noninterest-earning assets	412.3			371.2

TOTAL	$4,105.7			$4,208.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	$1,250.3	$0.7	0.24%	$1,190.6	$1.2	0.39%
Certificates of deposit	1,309.9	6.3	1.89%	1,413.3	7.9	2.20%
Borrowed funds < 1 year	62.0	0.1	0.24%	162.5	0.1	0.34%
Borrowed funds > 1 year	121.2	1.3	4.26%	200.0	2.3	4.63%

Total Interest-bearing Liabilities	2,743.4	8.4	1.21%	2,966.4	11.5	1.54%
Noninterest-bearing liabilities:
Demand deposits	743.3			647.3
Shareholders’ equity/other	619.0			594.3

TOTAL	$4,105.7			$4,208.0

Net Yield on Interest-earning Assets(1)			4.09%			3.94%

Net Interest Income(1)		$38.1			$38.1

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

The net interest margin on a fully taxable equivalent basis was 4.09 percent for the third quarter of 2010 compared to 3.94 percent in the same period of 2009. Net interest income remained stable at $38.1 million in the third quarter of 2010 compared to the same period of 2009 despite a $143.4 million decrease in average interest-earning assets. The average rate on interest-earnings assets declined 14 basis points while the rate on total interest-bearing liabilities decreased 33 basis points. Positively affecting net interest income was a $79.6 million increase in average net free funds during the three months ended September 30, 2010 compared to the same period of 2009. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. The increase in demand deposit accounts is due to the low interest rate environment, our marketing efforts for new demand accounts and corporate cash management services and participation in the Transaction Account Guarantee (“TAG”) Program.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2010 Compared to September 30, 2009(2)
	Volume	Rate	Net

(in millions)

Interest earned on:
Loans (1)	$(0.8)	$(1.2)	$(2.0)
Securities/other (1)	(0.9)	(0.2)	(1.1)

Total Interest-earning Assets	(1.7)	(1.4)	(3.1)

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	-	(0.5)	(0.5)
Certificates of deposit	(0.6)	(1.0)	(1.6)
Borrowed funds < 1 year	-	-	-
Borrowed funds > 1 year	(0.9)	(0.1)	(1.0)

Total Interest-bearing Liabilities	(1.5)	(1.6)	(3.1)

Net Interest Income (1)	$(0.2)	$0.2	$-

(1) Tax-exempt income is on a fully taxable equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2010 and 2009.

(2) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period. The provision for loan losses was $8.3 million for the third quarter of 2010 compared to $8.4 million for the third quarter of 2009.

During the third quarter of 2010, S&T experienced an overall improvement in asset quality measures compared to the third quarter of 2009. During the third quarter of 2010, net charge-offs of $6.0 million were recorded compared to $5.4 million in the comparable period in 2009. Of the $6.0 million in charge-offs, approximately $3.9 million had previously established specific reserves. Specific reserves for impaired loans were $10.5 million at September 30, 2010 compared to $17.9 million at September 30, 2009. Overall, S&T’s nonperforming loan formation has slowed compared to 2009. Refer to the Allowance for Loan Losses section of this MD&A for further details.

Noninterest Income

Three Months Ended September 30	2010	2009	$ Change

(in thousands)

Security gains (losses), net	$6	$(2,059)	$2,065
Service charges on deposit accounts	2,974	3,305	(331)
Wealth management fees	1,861	1,920	(59)
Insurance fees	2,125	2,020	105
Mortgage banking	1,573	(3)	1,576
Debit and credit card fees	1,951	1,875	76
Other	1,845	1,166	679

Total Noninterest Income	$12,335	$8,224	$4,111

Noninterest income increased $4.1 million to $12.3 million in the third quarter of 2010 compared to the third quarter of 2009. S&T recognized nominal gains on available-for-sale securities in the three months ended September 30, 2010 compared to a loss to record OTTI on seven equity securities for $2.1 million in the same period of 2009. The increase in mortgage banking income of $1.6 million is a result of higher mortgage derivative gains and increased loan sales. Net derivative gains of $0.7 million were recorded in

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

the third quarter of 2010 compared to net loss of $0.2 million in the third quarter of 2009. Gains on loan sales increased to $0.5 million from the third quarter of 2009 losses of $0.1 million. The increase in mortgage banking income is a result of increased volumes, due to the low interest rate environment. The increase of $0.7 million in other noninterest income is primarily a result of a reclassification of $0.6 million of ATM interchange income due to the change in the presentation from a net amount of fee income and expenses to a gross presentation. Additionally, losses on commercial swaps were $0.4 million less than in the third quarter of 2009, which was offset by a decrease in letter of credit fees of $0.2 million.

Noninterest Expense

Three Months Ended September 30	2010	2009	$ Change

(in thousands)

Salaries and employee benefits	$11,887	$12,284	$(397)
Occupancy, net	1,674	1,681	(7)
Furniture and equipment	1,190	1,201	(11)
Other taxes	739	940	(201)
Data processing	1,547	1,565	(18)
Amortization of intangibles	463	557	(94)
Legal	511	534	(23)
Joint venture amortization	627	683	(56)
FDIC assessment	1,359	1,526	(167)
Other	4,951	3,868	1,083

Total Noninterest Expense	$24,948	$24,839	$109

Noninterest expense remained relatively consistent in the third quarter of 2010 compared to the third quarter of 2009. The increase of $1.1 million in other noninterest expense is primarily related to a $0.9 million write-off of an uncollectible receivable. The receivable related to expenses for a mutual fund advised by an affiliate that was deemed to be uncollectible.

Federal Income Taxes

Federal income tax expense was $3.6 million for the quarter ended September 30, 2010 compared to $2.6 million for the quarter ended September 30, 2009, or 22.4 percent and 21.8 percent of pretax income reported in each period. The rate is less than the 35 percent statutory rate due to benefits resulting from tax-exempt interest, excludable dividend income and the tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit projects which are relatively consistent from year to year regardless of the level of pretax income. The impact of such benefits was slightly lower in 2010 based upon higher pretax income reported in the period.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2010 Compared to

Nine Months Ended September 30, 2009

Net Income

Net income available to common shareholders was $28.5 million or $1.03 diluted earnings per share for the first nine months of 2010 compared to a net loss available to common shareholders of $5.6 million or $(0.20) diluted earnings per share for the same period of 2009. The increase in net income was primarily the result of a reduction of $40.1 million for the provision for loan losses for the nine months ended September 30, 2010. The common return on average assets was 0.92 percent for the nine months ended September 30, 2010, compared to (0.17) percent for the nine months ended September 30, 2009. The common return on average common equity was 6.78 percent for the nine months ended September 30, 2010 compared to (1.38) percent for the same period of 2009.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Net Interest Income

The following table reconciles interest income per the Consolidated Statements of Income (Loss) to net interest income adjusted to a fully taxable equivalent basis:

	Nine months Ended September 30
	2010	2009

(in millions)

Interest income per Consolidated Statements of Income	$136.2	$148.0
Adjustment to fully taxable equivalent basis	3.6	3.9

Interest Income Adjusted to Fully Taxable Equivalent basis	139.8	151.9
Interest expense	26.7	38.4

Net Interest Income Adjusted to Fully Taxable Equivalent Basis	$113.1	$113.5

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities:

Average Balance Sheet and Net Interest Income Analysis

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Balance	Income	Rate	Balance	Income	Rate

(in millions)

ASSETS
Loans (1)	$3,394.6	$129.8	5.11%	$3,493.6	$138.3	5.29%
Securities/other (1)	337.0	10.0	3.93%	423.3	13.6	4.28%

Total Interest-earning Assets	3,731.6	139.8	5.01%	3,916.9	151.9	5.18%
Noninterest-earning assets	394.1			373.4

TOTAL	$4,125.7			$4,290.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	$1,260.2	$2.5	0.27%	$1,242.1	$3.8	0.41%
Certificates of deposit	1,311.7	19.6	1.99%	1,376.7	26.1	2.54%
Borrowed funds < 1 year	89.4	0.2	0.29%	216.8	0.6	0.37%
Borrowed funds > 1 year	138.0	4.4	4.25%	229.3	7.9	4.62%

Total Interest-bearing Liabilities	2,799.3	26.7	1.28%	3,064.9	38.4	1.68%
Noninterest-bearing liabilities:
Demand deposits	718.9			622.4
Shareholders’ equity/other	607.5			603.0

TOTAL	$4,125.7			$4,290.3

Net Yield on Interest-earning Assets(1)			4.05%			3.87%

Net Interest Income(1)		$113.1			$113.5

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

The net interest margin on a fully taxable equivalent basis was 4.05 percent in the first nine months of 2010 compared to 3.87 percent in the same period of 2009. Net interest income decreased only $0.4 million in the first nine months of 2010 compared to the same period of 2009 despite a decrease of $185.3 million in average interest-earning assets. The average rate on interest-earning assets declined 17 basis points while the rate on total interest-bearing liabilities decreased 40 basis points. Positively affecting net interest income was an $80.4 million increase in average net free funds during the nine months ended September 30, 2010 compared to the same period of 2009. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

and shareholders’ equity over nonearning assets. The increase in demand deposit accounts is due to the low interest rate environment, our marketing efforts for new demand accounts and corporate cash management services and participation in the TAG program

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Nine Months Ended September 30, 2010 Compared to September 30, 2009(2)
	Volume	Rate	Net

(in millions)

Interest earned on:
Loans (1)	$(3.9)	$(4.6)	$(8.5)
Securities/other (1)	(2.8)	(0.8)	(3.6)

Total Interest-earning Assets	(6.7)	(5.4)	(12.1)

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	-	(1.3)	(1.3)
Certificates of deposit	(1.2)	(5.3)	(6.5)
Borrowed funds < 1 year	(0.4)	-	(0.4)
Borrowed funds > 1 year	(3.1)	(0.4)	(3.5)

Total Interest-bearing Liabilities	(4.7)	(7.0)	(11.7)

Net Interest Income (1)	$(2.0)	$1.6	$(0.4)

(1) Tax-exempt income is on a fully taxable equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2010 and 2009.

(2) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $21.8 million for the first nine months of 2010 compared to $62.0 million for the first nine months of 2009. For the first nine months of 2010, S&T experienced net loan charge-offs of $25.1 million compared to net loan charge-offs of $43.8 million for the first nine months of 2009. Overall, asset quality measures have improved from the first nine months of 2009. Nonperforming loan formation has slowed significantly compared to 2009. These relationships have been reserved against or charged off to reflect the fair market value of the collateral expected to be received. Refer to the Allowance for Loan Losses section of this MD&A for further details.

Noninterest Income

Nine Months Ended September 30	2010	2009	$ Change

(in thousands)

Security gains (losses), net	$263	$(4,601)	$4,864
Service charges on deposit accounts	9,111	9,593	(482)
Wealth management fees	5,761	5,575	186
Insurance fees	6,457	5,867	590
Mortgage banking	2,150	1,788	362
Debit and credit card fees	5,615	5,081	534
Other	5,851	4,394	1,457

Total Noninterest Income	$35,208	$27,697	$7,511

Noninterest income increased $7.5 million to $35.2 million in the first nine months of 2010 compared to the first nine months of 2009. S&T recognized $0.3 million of gains on available-for-sale securities in the nine months ended September 30, 2010 compared to $4.6 million of losses for OTTI on several equity securities in the same period of 2009. The $0.6 million increase in insurance fees is primarily driven by higher annual bonus commission income received in the first quarter of 2010 compared to the prior year based upon positive trends in loss rates. The increase in mortgage banking income of $0.4 million is a result of higher mortgage derivative gains. Net derivative gains of $0.5 million were recorded in the first nine months of 2010 compared to net gains of $0.1 million in the first nine months of 2009. Gains on loan sales increased to $1.1 million for the first nine months of 2010 compared

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

to $0.5 million for the same period of 2009. These gains were offset by mortgage servicing amortization and impairment of $0.6 million. The increase in mortgage banking income is a result of increased volumes, due to the low interest rate environment. Debit and credit card fee income increased $0.5 million as a result of a change in S&T’s ATM and point of sale (“POS”) network provider and increased volume. The increase of $1.5 million in other noninterest income is primarily a result of a reclassification of $1.7 million of ATM interchange income due to the change in the presentation from a net amount off fee income and expenses to a gross presentation.

Noninterest Expense

Nine Months Ended September 30	2010	2009	$ Change

(in thousands)

Salaries and employee benefits	$36,263	$36,637	$(374)
Occupancy, net	5,317	5,163	154
Furniture and equipment	3,607	3,824	(217)
Other taxes	2,626	2,741	(115)
Data processing	4,601	4,575	26
Amortization of intangibles	1,483	1,752	(269)
Legal	3,715	1,580	2,135
Joint venture amortization	1,964	3,852	(1,888)
FDIC assessment	4,058	6,914	(2,856)
Other	14,981	16,002	(1,021)

Total Noninterest Expense	$78,615	$83,040	$(4,425)

Noninterest expense decreased by $4.4 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Legal expense increased $2.1 million as a result of onetime legal settlement costs of $2.3 million that occurred in the first and second quarters of 2010. Joint venture amortization decreased $1.9 million during the first nine months of 2010 due to the impairment for LIHTC recorded in 2009. S&T’s FDIC assessment decreased by $2.9 million primarily due to a special assessment incurred in 2009. The $1.0 million decrease in other noninterest expense is primarily related to changes in the reserve for unfunded loan commitments of $4.9 million due to a significant decline in the volume of commitments. This decrease was offset by an increase in the aforementioned ATM reclassification of $1.7 million , a write-off of $1.2 million for an uncollectible receivable related to excess expenses for a mutual fund advised by an affiliate, increased loan related expense of $0.7 million and increased consulting expense of $0.7 million.

Federal Income Taxes

Federal income tax expense was $11.1 million for the nine months ended September 30, 2010 compared to a $6.5 million benefit for the nine months ended September 30, 2009 on pretax income of $44.3 million and a pretax loss of $7.8 million, respectively. The annual effective tax rate for the first nine months of 2010 (applied to pretax income) was 24.5 percent, which is less than the statutory rate of 35 percent due to benefits resulting from tax-exempt interest, excludible dividend income, and tax benefits associated with LIHTC and Federal Historic Tax Credit Projects. Discrete items recognized in the period were immaterial resulting in total tax expense for the nine months ended September 30, 2010 that was 25.0 percent of pretax income.

In 2009 the annual forecast of income produced a negative annual effective tax rate. Accordingly, the income tax benefit recognized in the nine month period ended September 30, 2009 was the amount related to year to date actual results using a “discrete period” approach as permitted by the respective accounting guidance.

Financial Condition

Loan growth continued to be challenging in our market in the first nine months of 2010. Total loans at September 30, 2010 remain relatively consistent with total loans at December 31, 2009 with a decrease of $15.3 million of consumer loans and a decrease of $18.1 million of commercial loans. Securities have decreased by $77.1 million from $354.8 million to $277.7 million from December 31, 2009 to the period ended September 30, 2010 as a result of prepayments, calls and maturities. Deposits remain stable at $3.3 billion as of September 30, 2010 and December 31, 2009.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Security Activity

Securities Available-for-Sale (at Fair Value)	September 30, 2010	December 31, 2009	$ Change

(in thousands)

Obligations of U.S. government corporations and agencies	$99,664	$127,971	$(28,307)
Collateralized mortgage obligations of U.S. government corporations and agencies	45,145	60,229	(15,084)
Mortgage-backed securities of U.S. government corporations and agencies	48,873	61,521	(12,648)
Obligations of states and political subdivisions	72,924	92,928	(20,004)

Debt Securities Available-for-Sale	266,606	342,649	(76,043)
Marketable equity securities	11,112	12,211	(1,099)

Total	$277,718	$354,860	$(77,142)

S&T invests in various securities in order to provide a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to S&T. Risks associated with various securities portfolios are managed and monitored by investment policies annually approved by the S&T Board of Directors and administered through ALCO and the Treasury function of S&T Bank. The decrease in securities of $77.1 million relates to maturities of debt securities of $128.5 million offset by purchases of $50.9 million.

S&T’s policy for security classification includes obligations of U.S. government corporations and agencies, collateralized mortgage obligations of U.S. government corporations and agencies, mortgage-backed securities of U.S. government corporations and agencies, obligations of states and political subdivisions and marketable equity securities as available-for-sale. The marketable equity securities portfolio is primarily comprised of bank stocks. On a quarterly basis, management evaluates the securities portfolios for OTTI according to the respective accounting literature requiring investments to be reported at estimated fair value. During the first nine months of 2010, there was no significant investment impairment charges recorded. The performance of the debt and equity securities markets could generate further impairment in future periods requiring realized losses to be reported.

Lending Activity

	September 30, 2010	December 31, 2009	$ Change

(in thousands)

Consumer
Home equity	$451,275	$458,643	$(7,368)
Residential mortgage	365,390	363,466	1,924
Consumer installment	76,148	81,141	(4,993)
Construction	6,946	11,836	(4,890)

Total Consumer Loans	899,759	915,086	(15,327)

Commercial
Commercial real estate	1,436,971	1,428,329	8,642
Commercial and industrial	728,091	701,650	26,441
Construction	306,162	359,342	(53,180)

Total Commercial Loans	2,471,224	2,489,321	(18,097)
Total	$3,370,983	$3,404,407	$(33,424)

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

Loans decreased $33.4 million as of September 30, 2010 compared to December 31, 2009. Declines occurred in both the consumer and commercial loan portfolios, due to less demand in our market area resulting from the current economic climate.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Commercial loans, including commercial real estate, commercial and industrial and construction comprised 73 percent of the loan portfolio as of September 30, 2010 and December 31, 2009. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. The loan-to-value policy guidelines for commercial real estate loans are generally 65-85 percent. Variable rate commercial loans were 52 percent of the commercial loan portfolio at September 30, 2010 and 50 percent at December 31, 2009.

Home equity and residential mortgage loans comprised 24 percent of the loan portfolio at September 30, 2010 and December 31, 2009. Residential mortgage lending continues to be a strategic focus through a centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. The loan-to-value policy guideline is 80 percent for residential first lien mortgages. Higher loan-to-value loans may be approved with the appropriate private mortgage insurance coverage. Second lien positions are assumed with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of the estimated fair value of the property.

Management believes the downturn in the local residential real estate market and the impact of declining values on the real estate loan portfolio will be mitigated because of S&T’s conservative mortgage lending policies for portfolio loans, which require a maximum term of 20 years for fixed rate mortgages. Balloon payment mortgages are also offered in the portfolio. The maximum balloon term is 15 years with a maximum amortization term of 30 years. Balloon mortgages with terms of 10 years or less may have a maximum amortization term for up to 40 years. Combo mortgage loans consisting of S&T residential first mortgage and home equity second mortgage are also available to creditworthy borrowers.

S&T designates specific loan originations, generally longer-term, lower-yielding 1-4 family mortgages, as held for sale and sells them to Fannie Mae. The rationale for these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. During the nine months ended September 30, 2010 and 2009, S&T sold $65.1 million and $116.7 million, respectively, of 1-4 family mortgages and currently services $293.3 million of secondary market mortgage loans to Fannie Mae at September 30, 2010. Loans sold to Fannie Mae decreased from the prior year as rates declined substantially in early 2009 resulting in a significant amount of mortgage refinances and while rates remain low, volumes have slowed from early 2009. S&T intends to continue to sell longer-term loans to Fannie Mae in the future, especially during periods of lower interest rates.

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

The charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off in the month the loss becomes probable, regardless of the delinquency status of the loan. The bank may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the then remaining balance. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:

•	the status of a bankruptcy proceeding;

•	the value of collateral and probability of successful liquidation; and

•	the status of adverse proceedings or litigation that may result in collection

The following table presents changes in the allowance for loan losses for the nine months ended September 30:

	2010	2009

(in thousands)

Balance at beginning of period:	$59,580	$42,689
Charge-offs:
Commercial, mortgage and industrial	(25,108)	(40,262)
Residential real estate	(1,669)	(3,545)
Consumer	(776)	(980)

Total	(27,553)	(44,787)
Recoveries:
Commercial, mortgage and industrial	1,597	631
Residential real estate	631	240
Consumer	191	153

Total	2,419	1,024
Net Charge-offs	(25,134)	(43,763)
Provision for loan losses	21,835	61,954

Allowance for Loan Losses	$56,281	$60,880

Ratio of net charge-offs to average loans outstanding (annualized)	0.99%	1.67%
Allowance for loan losses to total loans	1.67%	1.77%
Allowance for loan losses to nonperforming loans	75%	70%

The allowance for loan losses at September 30, 2010 was $56.3 million, a decrease of $4.6 million from September 30, 2009. Included in the allowance for loan losses at September 30, 2010 is $10.5 million of specific reserves compared to $17.9 million at September 30, 2009. S&T has experienced improving asset quality metrics in the first nine months of 2010, including a slowing in nonperforming loans (“NPL”) formation. During the first nine months of 2010, S&T recorded net charge-offs of $25.1 million. Additionally, only five relationships greater than $1.0 million moved to NPL status during the first nine months of 2010. For each relationship, an impaired loan analysis was completed and specific reserves were established. Management believes these relationships have been adequately reserved as determined by the quarterly impairment analysis performed by the Credit Administration Department.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

S&T’s allowance for lending-related commitments is computed using a methodology similar to that used to determine the allowance for loan losses. Amounts are added to the allowance for lending-related commitments through a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments decreased to $2.7 million at September 30, 2010 compared to $4.2 million at December 31, 2009. The decrease relates to reduction in commitments due to maturities and utilization of the commitments. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

The following table summarizes the composition of nonperforming loans:

	September 30, 2010	December 31, 2009	$ Change

(in thousands)

Consumer
Home equity	$1,700	$2,252	$(552)
Residential mortgage	5,159	5,583	(424)
Consumer installment	89	20	69
Construction	530	-	530

Total Consumer Loans	7,478	7,855	(377)
Commercial
Commercial real estate	38,250	53,789	(15,539)
Commercial and industrial	7,393	7,489	(96)
Construction	7,600	21,674	(14,074)

Total Commercial Loans	53,243	82,952	(29,709)
Total Nonaccrual Loans	60,721	90,807	(30,086)

Commercial real estate	13,542	-	13,542
Commercial and industrial	1,076	-	1,076
Total restructured loans	14,618	-	14,618

OREO	7,367	4,607	2,760

Total Nonperforming Assets	$82,706	$95,414	$(12,708)

Asset Quality Ratios:

Nonperforming loans as a percent of total loans	2.23%	2.67%
Nonperforming assets as a percent of total loans + OREO	2.45%	2.80%

Nonperforming assets include nonaccrual and restructured loans and OREO. S&T’s policy is to place loans in all categories on nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There are no loans 90 days or more past due and still accruing.

Restructured loans are loans that S&T, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A concession is considered to have been granted if any of the following occur: the effective rate on the restructured loan is less than the effective rate on the original loan, a reduction or forgiveness of principal, reduction or forgiveness of accrued interest, a reduction or deferral of principal, or an extension of the maturity date at a stated interest rate lower than the current market rate for the new debt with similar risk.

Deposits

	September 30, 2010	December 31, 2009	$ Change

(in thousands)

Noninterest-bearing demand	$743,453	$712,120	$31,333
Interest-bearing demand	276,953	260,554	16,399
Money market	246,769	289,367	(42,598)
Savings	746,352	752,130	(5,778)
Certificates of deposit	1,291,043	1,290,370	673

Total Deposits	$3,304,570	$3,304,541	$29

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Deposits are the primary source of funds to S&T. Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Certificates of deposit of $100,000 and over were 14 percent of total deposits at September 30, 2010 and 12 percent at December 31, 2009, and primarily represent deposit relationships with local customers in our market area. S&T had $84.2 million and $109.8 million of brokered retail certificates of deposit outstanding at September 30, 2010 and December 31, 2009, respectively.

S&T participates in the Certificate of Deposit Account Registry Services (“CDARS”) program. The reciprocal program allows S&T customers to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. S&T maintains deposits by accepting certificates of deposits from customers of CDARS member banks in the exact amount as S&T customers placed. S&T can also access the CDARS network to accept brokered certificates of deposit that are not part of the reciprocal CDARS program. As of September 30, 2010, the CDARS certificates of deposit were primarily reciprocal totaling $47.6 million. The issuance of brokered retail certificates of deposit and participation in the CDARS program is an ALCO strategy to increase and diversify funding sources.

Borrowings

	September 30, 2010	December 31, 2009	$ Change

(in thousands)

Securities sold under repurchase agreements	$48,189	$44,935	$3,254
Short-term borrowings	-	51,300	(51,300)
Long-term borrowings	29,849	85,894	(56,045)
Junior subordinated debt securities	90,619	90,619	-

Total Borrowings	$168,657	$272,748	$(104,091)

Borrowings are an additional source of funding for S&T. Borrowings are comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased and short-term and long-term borrowings. Retail REPOs are transacted with our local customers; wholesale REPOs are those transacted with other banks and brokerage firms. The decline in borrowings of $104.1 million is a result of an ALCO strategy to deleverage the balance sheet and decreased loan demand as consumers and businesses continue to be cautionary in these economic times. At September 30, 2010 long-term borrowings consisted of borrowings at the FHLB of $29.6 million and a capital lease of $0.3 million. The change in long-term borrowings from December 31, 2009 is a result of long-term borrowing maturities of $64.7 million offset by new borrowings of $9.7 million.

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

Shareholders’ equity was $574.5 million and increased $21.2 million at September 30, 2010 compared to $553.3 million at December 31, 2009. S&T had net income available to common shareholders of $28.5 million and dividends paid to common shareholders were $12.5 million for the nine months ended September 30, 2010. Also affecting capital was an increase of $1.6 million due to the issuance of treasury stock, an increase of $2.2 million in unrealized gains on securities available-for-sale, net of tax, which is included in other comprehensive income, offset by preferred dividends and amortization of $4.1 million.

Management believes that the bank has sufficient cash flow, including cash and cash equivalents, and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity. Management believes that S&T has the ability to raise additional capital, if necessary.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following summarizes risk-based capital amounts and ratios for S&T Bancorp, Inc. and S&T Bank:

	Adequately Capitalized(1)	Well- Capitalized(2)	September 30, 2010		December 31, 2009
			Amount	Ratio	Amount	Ratio

(in thousands)

S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$428,625	10.92%	$409,128	10.26%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	428,625	12.97%	409,128	12.10%
Total capital to risk-weighted assets	8.00%	10.00%	540,505	16.35%	521,657	15.43%

S&T Bank
Tier 1 leverage	4.00%	5.00%	$289,395	7.41%	$270,224	6.81%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	289,395	8.81%	270,224	8.05%
Total capital to risk-weighted assets	8.00%	10.00%	400,682	12.20%	382,475	11.39%

(1)

For an institution to qualify as “adequately capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 8 percent, 8 percent and 4 percent respectively. At September 30, 2010, S&T exceeded those requirements.

(2)

For an institution to qualify as “well capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10 percent, 6 percent and 5 percent respectively. At September 30, 2010, S&T exceeded those requirements.

In August 2009, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $300 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T may use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2010, S&T had not issued any securities pursuant to the shelf registration statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The process by which we manage our interest rate risk is called asset/liability management. The goals of our asset/liability management are increasing net interest income without taking undue interest rate risk or material loss of net market value of our equity, while maintaining adequate liquidity. Net interest income is increased by widening the interest spread and increasing earning assets. Liquidity is measured by the ability to meet both depositors’ and credit customers’ requirements.

ALCO monitors and manages interest-rate sensitivity through gap, rate shock analysis, simulations and EVE (economic value of equity) in order to avoid unacceptable earnings fluctuations due to interest rate changes. S&T’s gap model includes certain management assumptions based upon past experience and the expected behavior of customers. The assumptions include principal prepayments for fixed rate loans, mortgage-backed securities and collateralized mortgage obligations, and classifying the demand, savings and money market balances by degree of interest-rate sensitivity. The gap and cumulative gap represent the net position of assets and liabilities subject to repricing in specified time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of September 30, 2010.

(in thousands)	Interest Rate Sensitivity September 30, 2010
GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years

Repricing Assets:
Cash/Due From Banks	$—	$—	$—	$88,157
Securities	35,064	37,592	70,433	134,629
Other Investments	—	—	—	23,542
Net Loans	1,646,498	288,674	433,095	946,435
Other Assets	—	—	—	393,989

Total	1,681,562	326,266	503,528	1,586,752

Repricing Liabilities:
Demand	—	—	—	743,453
NOW	34,619	34,619	69,238	138,477
Money Market	246,769	—	—	—
Savings	515,647	32,958	65,916	131,831
Certificates	382,706	259,295	410,014	239,028
Repos & Short-term Borrowings	48,189	—	—	—
Long-term Borrowings	69,594	695	1,430	48,749
Other Liabilities/Equity	—	—	—	624,881

Total	1,297,524	327,567	546,598	1,926,419
Gap	384,038	(1,301)	(43,070)	(339,667)

Cumulative GAP	$384,038	$382,737	$339,667	$—

Rate Sensitive Assets/Rate Sensitive Liabilities	September 30, 2010	December 31,2009

Cumulative 6 months	1.30	1.12
Cumulative 12 months	1.24	1.10

S&T’s one-year repricing gap at September 30, 2010 indicates an asset sensitive position. This means that more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive position will differ depending upon the change in market interest rates. For example, with an asset sensitive position in an increasing interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase to our interest rate spreads, net interest income and operating income. Conversely, with an asset sensitive position in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease to our interest rate spreads, net interest income and operating income.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – continued

The table below shows the percent change to pretax net interest income with a rate shock of +/- 300 basis points.

Percent Change to Pretax Net Interest Income	Immediate Change in Rates
	+300 bps	-300 bps

September 30, 2010	13.44%	(7.40	) %
December 31, 2009	8.16%	(6.93	) %

The impact to pretax net interest income in the +/-300 basis point rate shocks for September 30, 2010 is consistent with having an asset sensitive balance sheet. When comparing the +300 basis point rate shock results in September 30, 2010 to December 31, 2009, the percent change to net interest income has improved because the balance sheet has become more asset sensitive. The balance sheet has become more asset sensitive due to lower investment and loan volume resulting in a reduction in short term borrowings and lengthening of the time deposit portfolio. When comparing the -300 basis point rate shock results in September 30, 2010 to December 31, 2009, the percent change to net interest income is relatively unchanged.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Removed and Reserved

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

S&T Bancorp, Inc. (Registrant)

Date: November 5, 2010	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)