Form 10-K
period 2010-12-31
S&T BANCORP INC
filed 2011-03-16
CIK 719220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

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

    Yes  ☐    No  ☒

The aggregate estimated fair value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010:

Common Stock, $2.50 par value – $531,336,243

The number of shares outstanding of the issuer’s classes of common stock as of February 28, 2011:

Common Stock, $2.50 par value – 27,969,917 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held April 26, 2011 are incorporated by reference into Part III.

PART I

Item 1.  BUSINESS

General

S&T Bancorp, Inc. (“S&T”; references to “we” or “us” refers to S&T, including on a consolidated basis with our subsidiaries where appropriate) was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and has two wholly owned subsidiaries, S&T Bank and 9th Street Holdings, Inc. S&T also owns a one-half interest in Commonwealth Trust Credit Life Insurance Company (“CTCLIC”). S&T is registered as a financial holding company with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (“BHCA”).

As of December 31, 2010, S&T had approximately $4.1 billion in total assets, $578.7 million in total shareholder’s equity and $3.3 billion in total deposits. S&T Bank deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent provided by law.

S&T Bank is a full service bank with its Main Office at 800 Philadelphia Street, Indiana, Pennsylvania, providing services to its customers through a branch network of 51 offices located in Allegheny, Armstrong, Blair, Butler, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania.

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

Total Wealth Management assets under management were approximately $1.4 billion at December 31, 2010. Wealth Management provides services as executor and trustee under wills and deeds, guardian and custodian of employee benefit plans and other trust and brokerage services.

S&T Bank has four wholly owned subsidiaries, S&T Insurance Group, LLC; S&T Professional Resources Group, LLC; S&T Bancholdings, Inc.; and Stewart Capital Advisors, LLC. S&T Insurance Group, LLC, through its subsidiaries, offers a variety of insurance products. S&T Professional Resources Group, LLC markets software developed by S&T Bank; S&T Bancholdings, Inc. is an investment company; and Stewart Capital Advisors, LLC, is a registered investment advisor that manages private investment accounts for individuals and institutions and advises the Stewart Capital Mid Cap Fund.

Employees

As of December 31, 2010, S&T and its subsidiaries had 936 full-time equivalent employees. S&T provides a variety of employment benefits and considers its relationship with its employees to be good.

Access to United States Securities and Exchange Commission Filings

All reports filed electronically by S&T with the United States Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.stbancorp.com. These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material S&T files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. S&T’s charters of the Audit Committee, the Compensation and Benefits Committee, the Nominating

Item 1.  BUSINESS — continued

and Corporate Governance Committee, the Wealth Management Oversight Committee, the Code of Conduct for the CEO and CFO, the Shareholder Communications Policy, Complaints Regarding Accounting Internal Accounting Controls or Auditing Matters (“Whistleblower Policy”) and the General Code of Conduct are also available on S&T’s website.

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

S&T

S&T is a bank holding company subject to regulation under the BHCA and the examination and reporting requirements of the Federal Reserve Board. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any additional bank, or merge or consolidate with another bank holding company, without the prior approval of the Federal Reserve Board. S&T has received approval from the Federal Reserve Board for a passive ownership position in Allegheny Valley Bancorp, Inc. (currently 14.68 percent).

As a bank holding company, S&T is expected under Federal Reserve Board regulation to serve as a source of financial and managerial strength to its subsidiary bank. A bank holding company is also expected to commit resources, including capital and other funds, to support its subsidiary bank in circumstances where it might not do so absent such a policy.

S&T elected to become a financial holding company under the BHCA in 2001 and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify and maintain its status as a financial holding company, the depository institutions controlled by S&T must remain “well-capitalized,” “well-managed” (as defined in federal law) and have at least a “satisfactory” Community Reinvestment Act (“CRA”) rating. Refer to Item 8, Note 21 Regulatory Matters, for information concerning the current capital ratios of S&T and S&T Bank. No prior regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The BHCA identifies several activities as “financial in nature” including, among others, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and sales agency; investment advisory activities; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking or a proper incident thereto. Banks may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is “well-capitalized,” “well-managed” and has at least a “satisfactory” CRA rating. On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection

Item 1.  BUSINESS — continued

Act (the “Dodd-Frank Act”) into law, see “Government Actions and Legislation,” which will require that S&T also remain “well-capitalized” and “well-managed” in order for S&T to maintain its status as a financial holding company as of July 21, 2011 (the “Designated Transfer Date”). Additionally, upon the Designated Transfer Date, the Dodd-Frank Act will require a financial holding company to obtain prior regulatory approval to acquire any company with consolidated assets that exceed $10.0 billion.

If S&T Bank, and S&T (upon the Designated Transfer Date), cease to be “well-capitalized” or “well-managed,” S&T will not be in compliance with the requirements of the BHCA regarding financial holding companies. If a financial holding company is notified by the Federal Reserve Bank of such a change in the ratings of any of its subsidiary banks, it must take certain corrective actions within specified time frames. Furthermore, if S&T Bank were to receive a CRA rating of less than “satisfactory,” then S&T would be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations until the rating is raised to “satisfactory” or better.

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
•

S&T Insurance Group, LLC distributes life insurance and long-term disability income insurance products. During 2001, S&T Insurance Group, LLC and Attorneys Abstract Company, Inc. entered into an agreement to form S&T Settlement Services, LLC (“STSS”), with respective ownership interests of 55 percent and 45 percent. STSS is a title insurance agency servicing commercial customers. During 2002, S&T Insurance Group, LLC expanded into the property and casualty insurance business with the acquisition of Evergreen Insurance Associates, LLC.

•	S&T Professional Resources Group LLC markets software developed by S&T Bank.
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

In addition, S&T Bank is subject to affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act that limit the amount of transactions between itself and S&T or S&T’s nonbank subsidiaries. Under these provisions, transactions between a bank and its parent company or any single nonbank affiliate generally are limited to 10 percent of the bank subsidiary’s capital and surplus, and with respect to all transactions with affiliates, are limited to 20 percent of the bank subsidiary’s capital and surplus. Further, loans and extensions of credit from a bank to an affiliate generally are required to be secured by eligible collateral in specified amounts. The Dodd-Frank Act expands the affiliate transaction rules to broaden the definition of affiliate and to apply to securities

Item 1.  BUSINESS — continued

lending, repurchase agreement and derivatives activities that S&T Bank may have with an affiliate, as well as to strengthen collateral requirements and limit Federal Reserve exemptive authority. Also, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders is being expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. These expansions will be effective one year after the Designated Transfer Date, July 21, 2012. At this time, we do not anticipate that these provisions will have a material effect on S&T or S&T Bank.

Insurance of Accounts; Depositor Preference

The deposits of S&T Bank are insured up to applicable limits per insured depositor by the FDIC. In October 2008, the FDIC increased FDIC deposit insurance coverage per separately insured depositor for all account types to $250,000. While initially stipulated to be in effect through December 31, 2010, this increase was made permanent in July 2010 by the enactment of the Dodd-Frank Act. The Dodd-Frank Act also maintains federal deposit insurance coverage for noninterest-bearing transaction accounts at an unlimited amount from December 31, 2010 until December 31, 2012. Interest on Lawyer Trust Accounts will be considered “noninterest-bearing transaction accounts” for purposes of temporary unlimited deposit insurance coverage. However, interest-bearing transaction accounts paying 25 basis points or less are no longer insured beyond the $250,000 limit as of December 31, 2010. The Dodd Frank Act’s federal deposit insurance coverage for noninterest-bearing transaction deposit accounts replaces the transaction account guarantee program of the Temporary Liquidity Guarantee Program. S&T was a participant in the transaction account guarantee program during its existence.

As an FDIC-insured bank, S&T Bank is also subject to FDIC insurance assessments, which are imposed based upon the risk the institution poses to the Deposit Insurance Fund (“DIF”). Under this assessment system, risk is defined and measured using an institution’s supervisory ratings with other risk measures, including financial ratios. The annual rates for institutions in 2010 range from 12 basis points for “well-capitalized,” “well-managed” banks, with the highest ratings, to 45 basis points for institutions posing the most risk to the DIF. The FDIC may raise or lower these assessment rates on a quarterly basis based on various factors to achieve a reserve ratio, which the Dodd-Frank Act has mandated to be no less than 1.35 percent of insured deposits.

Due to recent bank failures and contingent loss reserves established by the FDIC against potential future bank failures, the reserve ratio is currently significantly below its target balance. Thus, in February 2009, the FDIC adopted a Final Rule on Assessments under which the quarterly initial base assessment rates increased substantially beginning in the second quarter of 2009. The FDIC then adopted a Final Rule on Special Assessment in May 2009, which imposed a five basis point special assessment on each institution’s assets minus Tier 1 capital as reported on the report of condition as of June 30, 2009, but capped the special assessment at 10 basis points times the institution’s assessment base for the second quarter 2009 risk-based assessment. On November 12, 2009, the FDIC Board of Directors adopted a final rule that required insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, along with their quarterly risk-based assessment for the third quarter of 2009. The continued decline in the DIF balance may convince the FDIC to impose additional special emergency assessments in the future, which could have an impact on S&T Bank’s earnings and capital levels. The prepayment for S&T’s quarterly assessments amounted to $21.1 million and will be recognized as expense over a three year period. As of December 31, 2010, $14.9 million remains prepaid for quarterly FDIC assessments.

On October 19, 2010, the Board of Directors of the FDIC adopted a new Restoration Plan to ensure that the DIF reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Among other things, the Restoration Plan

Item 1.  BUSINESS — continued

provides that the FDIC will forego the uniform three basis point increase in initial assessment rates that was previously scheduled to take effect on January 1, 2011 and will maintain the current assessment rate schedule for all insured depository institutions until the reserve ratio reaches 1.15 percent. The FDIC intends to pursue further rulemaking in 2011, regarding the requirement under the Reform Act that the FDIC offset the effect on institutions with less than $10.0 billion in assets (such as S&T Bank) of the requirement that the reserve ratio reach 1.35 percent by September 30, 2020, rather than 1.15 percent by the end of 2016 (as required under the prior restoration plan), so that more of the cost of raising the reserve ratio to 1.35 percent will be borne by institutions with more than $10.0 billion in assets. Implementation of the Restoration Plan is not expected to have a material effect upon S&T’s consolidated operating results. In addition to DIF assessments, the FDIC assesses all insured deposits a special assessment to fund the repayment of debt obligations of the Financing Corporation (“FICO”). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation in the 1990s. As of January 1, 2011, the annualized rate established by the FDIC for the FICO assessment was 1.02 basis points per $100 of insured deposits.

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

Capital

The Federal Reserve Board and FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under current capital guidelines, both S&T and S&T Bank are required to maintain certain capital standards based on ratios of capital to assets and capital to risk weighted assets. The guidelines define a bank’s total qualifying capital as having two components. Tier 1 capital, which must be at least 50 percent of total qualifying capital, is mainly comprised of common equity, retained earnings, and qualifying preferred stock, less certain intangibles. Tier 2 capital may include the allowance for loan losses (“ALL”) model loss up to a maximum of 1.25 percent of risk weighted assets, qualifying subordinated debt, qualifying preferred stock, hybrid capital instruments, and up to 45 percent of net unrealized gains on available-for-sale equity securities. The guideline also defines the weights assigned to assets and off-balance sheet items to determine the risk weighted asset component of the risk-based capital ratios.

The Federal Reserve Board and FDIC have established minimum and well-capitalized standards for banks. The minimum capital standards are defined as a Tier 1 ratio of at least 4.00 percent, a Total capital ratio of at least 8.00 percent and a Leverage ratio of at least 3.00 percent. The Leverage ratio of 3.00 percent is for those bank and bank holding companies that meet certain specified criteria, including having received the highest regulatory rating and are not experiencing significant growth or expansion. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. S&T and S&T Bank maintain capital levels to meet the well-capitalized regulatory standards, which are defined as a Tier 1 ratio of at least 6.00 percent, Total capital ratio of at least 10.00 percent and a Leverage ratio of at least 5.00 percent. At December 31, 2010 S&T’s Tier 1 capital, Total capital and Leverage ratios were 13.28 percent, 16.68 percent and 11.07 percent, respectively. At December 31, 2010 S&T Bank’s Tier 1, Total capital and Leverage ratios were 9.02 percent, 12.42 percent, and 7.50 percent, respectively.

Both the Federal Reserve Board and the FDIC’s risk-based capital standards explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an

Item 1.  BUSINESS — continued

institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank’s capital adequacy. The Federal Reserve Board has also issued additional capital guidelines for certain bank holding companies that engage in trading activities. S&T does not believe that consideration of these additional factors will affect the regulators’ assessment of S&T or S&T Bank’s capital position. The Dodd-Frank Act contains a number of provisions intended to strengthen capital, including requiring minimum leverage and risk-based capital that are at least as stringent as those currently in effect. The regulations implementing these rules are to be finalized no later than January 22, 2012. Also, upon the Designated Transfer Date, the Dodd-Frank Act will require the Federal Reserve Board to implement capital regulations that are countercyclical so that the amount of capital required to be maintained by S&T would increase in times of economic expansion and decrease in times of economic contraction, consistent with the safety and soundness of the company. In addition to the Dodd-Frank Act, the international oversight body of the Basel Committee on Banking Supervision reached agreements in July 2010 (“Basel III”) to increase the minimum common equity capital requirement for banks from 2.00 percent to 4.00 percent, along with a capital conservation buffer of 2.50 percent to bring total common equity capital requirements to 7.00 percent. The Basel III requirements will be phased in beginning January 1, 2013. Federal regulators periodically propose amendments to the risk-based capital guidelines and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be predicted.

Capital Purchase Program

On January 16, 2009, S&T completed a $108.7 million capital raise as a participant in the U.S. Treasury Capital Purchase Program (the “CPP”). In conjunction with S&T’s participation in the CPP, S&T issued to the U.S. Treasury 108,676 shares of S&T’s Series A Preferred Stock. The Series A Preferred Stock pays cumulative dividends at a rate of five percent per year for the first five years and thereafter at a rate of nine percent per year. As part of its purchase of the Series A Preferred Stock, the U.S. Treasury received a Warrant to purchase 517,012 shares of S&T’s common stock at an initial per share exercise price of $31.53. The Warrant provides for the adjustment of the exercise price and the number of shares of S&T’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of S&T’s common stock and upon certain issuances of S&T’s common stock at or below a specified price relative to the initial exercise price. S&T engaged an outside expert to calculate the estimated fair value of the common stock warrant issued by S&T on January 16, 2009. A binomial pricing model was used resulting in an estimated fair value of $4.0 million. The Warrant expires 10 years from the issuance date. In addition, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Under changes made to the CPP by the American Recovery and Reinvestment Act of 2009 (“ARRA”), subject to approval by banking regulatory agencies, S&T can redeem the Series A Preferred Stock, plus any accrued and unpaid dividends, at any time. If S&T only redeems part of the CPP investment, then it must pay a minimum of 25 percent of the issue, or $27.2 million. The consent of the U.S. Treasury will be required for S&T to increase its common stock dividend (above the dividend amount prior to the participation in the CPP) or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances through January 16, 2012. The consent of the U.S. Treasury will not be required if S&T has redeemed the Series A Preferred Stock or the U.S. Treasury has transferred the Series A Preferred Stock to a third party. In addition, the Series A Preferred Stock issuance includes certain restrictions on executive compensation that could limit the tax deductibility of compensation S&T pays to executive management.

Item 1.  BUSINESS — continued

Payment of Dividends

S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of S&T’s revenues consist of dividend payments it receives from S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Thus, under certain circumstances based upon S&T’s financial condition, S&T’s ability to declare and pay quarterly dividends may require consultation with the Federal Reserve and may be prohibited by applicable Federal Reserve regulations. If S&T were to pay a dividend in contravention of Federal Reserve regulations, the Federal Reserve could raise supervisory concerns. In addition, prior to January 16, 2012, unless S&T has redeemed the Series A Preferred Stock or the U.S. Treasury has transferred the Series A Preferred Stock to a third party, the consent of the U.S. Treasury is required for S&T to increase its common stock dividend (above the dividend amount prior to the participation in the CPP) or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances. During the year ended December 31, 2010, S&T Bank paid $16.7 million in cash dividends to S&T for dividends paid to common shareholders.

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies such as S&T and its depository institution subsidiary by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. Under current federal law for example, the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as defined by the law. Under regulations established by the federal banking agencies, a “well-capitalized” institution must have a Tier 1 capital ratio of at least 6.00 percent, a Total capital ratio of at least10.00 percent and a leverage ratio of at least 5.00 percent and must not be subject to a capital directive or order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4.00 percent, a Total capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent. The most highly-rated financial institutions minimum requirement for the leverage ratio is 3.00 percent. As of December 31, 2010, S&T and S&T Bank were classified as “well- capitalized.” The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.

The federal banking agencies’ prompt corrective action powers (which increase depending upon the degree to which an institution is undercapitalized) can include, among other things, requiring an insured depository institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution’s parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution. For example, only a “well-capitalized” depository institution may accept brokered deposits without prior regulatory approval.

Item 1.  BUSINESS — continued

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

Interstate Banking and Branching

The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state-imposed deposit concentration limits. In addition, because of changes to law made by the Dodd-Frank Act, S&T Bank may now establish de novo interstate branches anywhere in the country, regardless of state law.

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

Item 1.  BUSINESS — continued

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

Government Actions and Legislation

On July 21, 2010, the President signed the Dodd-Frank Act into law. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including S&T and S&T Bank. The Dodd-Frank Act contains a number of provisions intended to strengthen capital. Refer to Capital within Item 1 for additional information. For example, the federal banking agencies are directed to establish minimum leverage and risk-based capital that are at least as stringent as those currently in effect.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Act may not be known for many months or years. The Dodd-Frank Act also contains provisions that expand the insurance assessment base and increase the scope of deposit insurance coverage.

Among other provisions, the SEC has recently enacted rules, required by the Dodd-Frank Act, giving stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The Dodd-Frank Act also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates for election as directors using a company’s proxy materials. The legislation also directs the federal financial institution regulatory agencies to promulgate rules prohibiting excessive compensation being paid to financial institution executives.

The Dodd-Frank Act also creates the Consumer Financial Protection Bureau (“CFPB”) that will take over responsibility as of the Designated Transfer Date of the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others. Institutions that have assets of $10.0 billion or less, such as S&T, will continue to be supervised in this area by their primary federal regulators (in the case of S&T Bank, the FDIC). The Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint function also will be consolidated into the CFPB. In addition, the Federal Reserve is required to adopt a rule addressing interchange fees applicable to debit card transactions. Although by its terms this rule will not apply to banks with less than $10.0 billion in assets, it may still have the practical effect of reducing fees that smaller banks (like S&T Bank) may charge.

Item 1.  BUSINESS — continued

Many of the provisions of the Dodd-Frank Act will not become effective until the Designated Transfer Date or after and, if required, the adoption and effectiveness of implementing regulations. In addition, the scope and impact of many of the Dodd-Frank Act’s provisions will be determined through the rulemaking process. As a result, we cannot predict the ultimate impact of the Act on S&T or S&T Bank at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that they at a minimum will increase our operating and compliance costs.

Federal and state regulatory agencies consistently propose and adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof, although enactment of the proposed legislation could affect how S&T and S&T Bank operate and could significantly increase costs, impede the efficiency of internal business processes, or limit our ability to pursue business opportunities in an efficient manner, any of which could materially and adversely affect our business, financial condition and results of operations.

Competition

S&T Bank competes with other local, regional and national financial service providers, such as other financial holding companies, commercial banks, savings associations, credit unions, finance companies and brokerage and insurance firms. Some of S&T’s competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies, and are thus able to operate under lower cost structures. The financial service industry is likely to become more competitive as further technological advances enable more companies to provide financial services on a more efficient and convenient basis.

S&T faces significant competition in both originating loans and attracting deposits. The western Pennsylvania area has a high density of financial institutions, some of which are significantly larger institutions with greater financial resources than S&T, and many of which are S&T’s competitors to varying degrees. S&T’s competition for loans comes principally from commercial banks, savings associations, mortgage banking companies, credit unions, brokerage and insurance companies and other financial service companies. S&T’s most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. S&T faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. S&T has emphasized personalized banking and the advantage of local decision-making in our banking business and this strategy appears to have been well received in our market area.

S&T’s current market area, consisting primarily of western Pennsylvania, provides long-term opportunity for growth in deposits and commercial lending. Commercial and residential real estate values in our market appear to have stabilized. The national and local economies still remain fragile with high unemployment rates. Business conditions remain subdued and that uncertainty is serving to limit both consumer and corporate spending in our area.

Item 1A.  RISK FACTORS

Investments in our common stock involve risk. The following discussion highlights the risks that management believes are material for our company, but do not necessarily include all risk that we may face.

Item 1A.  RISK FACTORS — continued

The market price of our common stock may fluctuate significantly in response to a number of factors.

Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and recently volatile U.S. economic environment and changes in the commercial and residential real estate market, any of which may cause our stock price to fluctuate. If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	volatility of stock market prices and volumes in general;
•	changes in market valuations of similar companies;
•	changes in conditions in credit markets;
•	changes in accounting policies or procedures as required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies;
•	new legislation and/or regulatory changes, including those changes that will occur through the implementation of the Dodd-Frank Act;
•	additions or departures of key members of management;
•	fluctuations in our quarterly or annual operating results; and
•	changes in analysts’ estimates of our financial performance.

Risks Related to Credit

Our ability to assess the credit worthiness of our customers may diminish, which may adversely affect our results of operations.

We take credit risk by virtue of making loans and extending loan commitments and letters of credit. Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. Our credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. While these procedures are designed to provide us with the information needed to implement policy adjustments where necessary, and to take proactive corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk. If the models and approaches we use to select, manage and underwrite our consumer and commercial customers become less predictive of future charge-offs (due, for example, to rapid changes in the economy, including the unemployment rate), our credit losses may increase.

The value of the collateral used to secure our loans may not be sufficient to compensate for the amount of an unpaid loan and we may be unsuccessful in recovering the remaining balance from our customers.

Decreases in real estate values, particularly with respect to our commercial lending and mortgage activities, could adversely affect the value of property used as collateral for our loans and our customers’ ability to repay these loans, which in turn could impact our profitability. Repayment of our commercial loans is often dependent on the cash flow of the borrower, which may become unpredictable in the current economy. If the value of the assets, such as real estate, serving as collateral for the loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, we may not be

Item 1A.  RISK FACTORS — continued

able to realize the amount of collateral that was anticipated at the time of originating the loan. This could result in higher charges which could have a material adverse effect on our operating results and financial condition.

Changes in the overall credit quality of our portfolio can have a significant impact on our earnings.

Like other lenders, we face the risk that our customers will not repay their loans. We reserve for losses in our loan portfolio based on our assessment of inherent credit losses. This process, which is critical to our financial results and condition, requires complex judgments, including our assessment of economic conditions, which are difficult to predict. Through a periodic review of the loan portfolio, management determines the amount of the ALL by considering historical losses combined with qualitative factors including general and regional economic conditions, asset quality trends, loan policy and underwriting, and changes in loan concentrations and collateral values. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. We may underestimate our inherent losses and fail to hold an ALL sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of inherent losses and inadequate ALL. As our assessment of inherent losses changes, we may need to increase or decrease our ALL, which could adversely impact our financial results and profitability.

Our loan portfolio is concentrated in western Pennsylvania, and our lack of geographic diversification increases our risk profile.

The regional economic conditions in western Pennsylvania affect the demand for our products and services as well as the ability of our customers to repay their loans and the value of the collateral securing these loans. A significant decline in the regional economy caused by inflation, recession, unemployment or other factors, could adversely affect our customers, the quality of our loan portfolio and the demand for our products and services, which could have a material impact on our results.

A significant portion of our loan portfolio includes commercial and commercial real estate loans that have higher risks, and we may experience higher credit losses.

The majority of our loans are to commercial borrowers. The commercial real estate segment of our loan portfolio has been more adversely impacted by the recent economic downturn. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operating and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. Additionally, we have a number of large exposures to commercial borrowers, and while the majority of these borrowers have numerous projects that make up the total aggregate exposure, if one or more of these borrowers defaults or has financial difficulties, we could experience higher credit losses, which could adversely impact our results of operations.

Risks Related to Interest Rates

Our net interest income could be negatively affected by interest rate changes, which may adversely affect our financial condition.

Our results of operations are largely dependent on net interest income, which is the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-

Item 1A.  RISK FACTORS — continued

bearing liabilities. We may have mismatches between the maturity and repricing of our assets and liabilities that could cause the net interest rate spread to compress, depending on the level and type of changes in the interest rate environment. Interest rates are highly sensitive to many factors that are beyond the control of management, including general economic conditions and the policies of various governmental agencies. In addition, our customers often have the ability to prepay loans or redeem deposits with either no penalties, or penalties that are insufficient to compensate us for the lost income. A significant reduction in our net interest income will adversely affect our business and results of operations.

Declines in the value of investment securities held by us could require write-downs, which would reduce our earnings.

In order to diversify earnings and enhance liquidity, we own both debt and equity instruments of government agencies, municipalities and other companies. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, the value of these investments may fluctuate depending on the interest rate environment, general economic conditions, and circumstances specific to the issuer. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit or liquidity risks. Changes in the value of these instruments may result in a reduction to earnings and/or capital, which may adversely affect our results of operations.

The crisis in both the United States and international banking markets has adversely affected our industry, including our business, and may continue to have an adverse effect on our business and reputation in the future.

This economic turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and the lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions may increase the adverse effects of these difficult market conditions on us, and may harm the reputation of banks in general and our reputation with our customers and investors.

Risks Related to Liquidity

We rely on a stable core deposit base and the Federal Home Loan Bank of Pittsburgh as our primary sources of liquidity.

We are dependent for our funding on a stable base of core deposits and access to wholesale funding, primarily from the Federal Home Loan Bank of Pittsburgh (“FHLB”). We own common stock of the FHLB in order to qualify for membership in the FHLB system, which enables us to borrow funds under the FHLB advance program. Changes or disruptions to the FHLB or the FHLB system in general may materially impair our ability to meet growth plans or to meet short and long term liquidity needs. In the event of a system-wide shock or a deterioration in our financial condition, the stability of our core deposit base could deteriorate, our access to funding from the FHLB could be restricted, or both. Without access to adequate funding we will have difficulty operating day to day, which could ultimately impact our ability to continue operations.

Item 1A.  RISK FACTORS — continued

If our FHLB line of credit is restricted, our ability to meet our obligations to our customers could be materially affected.

We have a line of credit with the FHLB that is secured by a blanket lien on our loan portfolio. Access to this line of credit is critical if a funding need arises. However, we cannot be assured that the FHLB will be able to provide funding to us when needed, nor can we be certain that the FHLB will provide funds specifically to us, should our financial condition and/or our regulators prevent that access. The inability to access these sources of funds, for whatever reason, could have a materially adverse effect on our ability to meet our customer’s needs. Our financial flexibility could be severely constrained if we were unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates. The failure of the FHLB or the FHLB system in general, may materially impair our ability to meet growth plans or to meet short and long term liquidity needs.

Risks Related to Our Operations

An interruption or breach in security of our information systems may result in financial losses or in a loss of customers.

We depend upon data processing, communication and information exchange on a variety of computing platforms and networks, including the internet. We cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. The occurrence of any failures, interruptions, or security breaches of our information systems could result in a material adverse impact to our business, financial condition and results of operations through damage to our reputation, loss of customer business, additional regulatory scrutiny, or exposure to civil litigation and possible financial liability. Losses arising from such a breach could materially exceed the amount of insurance coverage we have, which could adversely affect our results of operation.

We rely on third-party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service by any third party could have a material adverse effect on our business.

We are dependent for the majority of our technology, including our core operating system, on third party providers. If these companies were to discontinue providing services to us, we may experience significant disruption to our business. If any of our third party service providers experience financial, operational, or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.

Risks Related to Regulatory Compliance and Legal Matters

Recent legislation enacted in response to market and economic conditions may significantly affect our operations, financial condition and earnings.

Disruptions in the financial system during the past three years have resulted in significantly reduced business activity throughout the global and U.S. economies, which have the potential to significantly affect financial institutions. The Dodd-Frank Act was enacted as a major reformatory response to this financial crisis. The Dodd-Frank Act increases regulation and oversight of the financial services industry, and imposes restrictions on the ability of institutions within the industry to conduct business consistent with historical practices, including aspects such as capital requirements, affiliate transactions, compensation, consumer protection regulations and mortgage regulation, among others.

Item 1A.  RISK FACTORS — continued

It is not clear what impact the Dodd-Frank Act and the numerous implementing regulations will have on the financial markets or on the U.S. banking and financial services industries and the broader U.S. and global economies. They may increase our costs of regulatory compliance and of doing business and otherwise affect our operations. They also may significantly affect the markets in which we do business, the markets for and value of our investments and our ongoing operations, costs and profitability.

Future governmental regulation and legislation could limit our growth.

We are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of our operations. The regulations are primarily intended to protect depositors, customers and the banking system as a whole, not shareholders. Failure to comply with applicable regulations could lead to penalties and damage to our reputation. Furthermore, as shown through the Dodd-Frank Act, the regulatory environment is constantly undergoing change and the impact of changes to laws, the rapid implementation of regulations, the interpretation of such laws or regulations or other actions by existing or new regulatory agencies could make regulatory compliance more difficult or expensive, and thus could affect our ability to deliver or expand services, or it could diminish the value of our business. The ramifications and uncertainties of the recent increase in government intervention in the U.S. financial system could also adversely affect us. Refer to Supervision and Regulation within Item 1 of this report for additional information.

Our management has identified a material weakness in our internal control over financial reporting, which if not properly remediated, could result in material misstatements in our future interim and annual financial statements and have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

As further described in Item 9A Controls and Procedures, our management has identified a material weakness in our internal control over financial reporting. A material weakness, as defined in the standards established by the Public Company Accounting Oversight Board (“PCAOB”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the material weakness in our internal control over financial reporting as of December 31, 2010 based upon there being ineffective controls over the approval and recording of charge-offs of loans.

Although we are in the process of implementing initiatives aimed at addressing the material weakness, these initiatives may not remediate the material weakness. Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial information pursuant to the reporting obligations we have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. Further, it could cause our investors to lose confidence in the financial information we report, which could adversely affect the price of our common stock.

Negative public opinion could damage our reputation and adversely impact our earnings and liquidity.

Reputational risk, or the risk to our business, earnings, liquidity and capital from negative public opinion, could result from our actual or alleged conduct in a variety of areas, including legal and

Item 1A.  RISK FACTORS — continued

regulatory compliance, lending practices, corporate governance, litigation, ethical issues or inadequate protection of customer information. We expend significant resources to comply with regulatory requirements, and the failure to comply with such regulations could result in reputational harm or significant legal or remedial costs. Additionally, we continue to be a participant in the CPP, and participation in this program has, at various times, been publicly criticized. Our continued participation in the CPP may negatively impact our reputation with customers. Damage to our reputation could adversely affect our ability to retain and attract new customers and adversely impact our earnings and liquidity.

We may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on our financial condition and results of operations.

From time to time, customers and others make claims and take legal action pertaining to the performance of our responsibilities. Additionally, the current economic downturn has resulted in higher customer defaults and a resultant increase in litigation. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, or if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant expenses, attention from management and financial liability. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Business Strategy

Our strategy includes growth plans through organic growth and acquisitions. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy, which may include organic growth, expansion or acquisitions. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Our organic growth strategy includes a reorganization of our business to a market-based approach from a product-based approach. There is no assurance that this internal reorganization will be successful, and if not executed as planned, it may adversely affect our results of operations.

Our failure to find suitable acquisition candidates, or successfully bid against other competitors for acquisitions, could adversely affect our ability to successfully implement our business strategy. If we are successful in acquiring other entities, the process of integrating such entities will divert significant management time and resources. We may not be able to integrate successfully or operate profitably any financial institutions we may acquire. We may experience disruption and incur unexpected expenses in integrating acquisitions. These failures could adversely impact our future prospects and results of operation.

We are subject to competition from both banks and non-banking companies.

The financial services industry is highly competitive, and we encounter strong competition for deposits, loans and other financial services in our market area. Our principal competitors include commercial banks of all types, finance companies, credit unions, mortgage brokers, insurance agencies, trust companies and various sellers of investments and investment advice. Many of our non-bank competitors are not subject to the same degree of regulation as we are and have advantages

Item 1A.  RISK FACTORS — continued

over us in providing certain services. Additionally, many of our competitors are significantly larger than we are and have greater access to capital and other resources. Failure to compete effectively for deposit, loan and other banking customers in our markets could cause us to lose market share, slow our growth rate and may have an adverse effect on our financial condition and results of operations.

We may be required to raise capital in the future, but that capital may not be available or may not be on acceptable terms when it is needed.

We are required by federal regulatory authorities to maintain adequate capital levels to support operations. Our ability to raise additional capital is dependent on capital market conditions at that time and on our financial performance and outlook. Pending regulatory changes, such as the Dodd-Frank Act, may require us to have more capital than was previously required. If we cannot raise additional capital when needed, we may not be able to meet these requirements, and our ability to further expand our operations through organic growth or through acquisitions may be adversely affected.

The securities purchase agreement between S&T and the U.S. Treasury limits our ability to pay dividends on and repurchase our common stock.

We applied to participate in the CPP and were approved to receive $108.7 million in exchange for the U.S. Treasury purchase of our senior preferred stock. The transaction closed on January 16, 2009. Subsequently, the ARRA, signed into law in February 2009, allowed financial institutions such as us to redeem Series A Preferred Stock issued in the CPP, plus any accrued and unpaid dividends, at any time, without increasing common equity, subject to approval by banking regulatory agencies. If we only redeem a portion of the CPP investment, we must redeem a minimum of 25 percent of the issue, or $27.2 million. Our securities purchase agreement with the U.S. Treasury provides that prior to the earlier of (i) January 16, 2012 or (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by the U.S. Treasury to third parties, we may not, without the consent of the U.S. Treasury: (a) increase the cash dividend on our common stock (above the dividend amount prior to the participation in the CPP), or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock. In addition, we may only pay dividends on our common stock if we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the Warrant issued to the U.S. Treasury and described below, could have a negative effect on the value of our common stock.

The Series A Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the Warrant we issued to the U.S. Treasury may be dilutive to holders of our common stock.

The dividends declared on the Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of our liquidation or dissolution. Additionally, the ownership interest of the existing holders of our common stock may be diluted to the extent the Warrant we issued to the U.S. Treasury in conjunction with the sale to the U.S. Treasury of the Series A Preferred Stock is exercised. The shares of common stock underlying the Warrant represents approximately 1.80 percent of the shares of our common stock outstanding as of February 28, 2011 (including the shares issuable upon exercise of the Warrant in total shares outstanding). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

Item 1A.  RISK FACTORS — continued

Our ability to pay dividends on our common stock may be limited.

Holders of our common stock will be entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce, suspend or eliminate our dividend at any time. Our ability to increase our dividend is subject to the CPP regulations described above. Any change to the dividends on our common stock could adversely affect the market price of our common stock.

Item 1B.  UNRESOLVED STAFF COMMENTS

There were no unresolved comments received from the SEC regarding S&T’s periodic or current reports within the last 180 days prior to December 31, 2010.

Item 2.  PROPERTIES

S&T owns a four-story building in Indiana, Pennsylvania, located at 800 Philadelphia Street, which serves as its headquarters, executive and administrative offices. It shares this facility with Community Banking and Wealth Management and the executive office of the Insurance segment. Additionally, S&T leases a building in Indiana, Pennsylvania that serves as its data processing and technology center and owns a two-story building directly behind that serves as additional administrative offices.

Community Banking has 51 offices, located in nine counties in Pennsylvania, of which 34 are owned and 17 are leased. Community Banking also leases one office to Insurance. Wealth Management leases one office, located in Allegheny County in Pennsylvania. Wealth Management also has several staff located within the Community Banking offices to provide their services to retail customers. Insurance leases three offices located in three counties in Pennsylvania. Insurance also has three staff located within the Community Banking offices in Jefferson and Blair counties. The operating and capital leases for Community Banking, Wealth Management and Insurance expire at various dates through the year 2054 and generally include options to renew. For additional information regarding the lease commitments, refer to Note 10 Premises and Equipment in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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

Item 4.  REMOVED AND RESERVED

Removed and Reserved

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividend Information

S&T’s common stock is listed on the NASDAQ Global Select Market System (“NASDAQ”) under the symbol STBA. The range of sale prices for the years 2010 and 2009 is set forth in the table below and is based upon information obtained from NASDAQ. As of the close of business on February 28, 2011, there were 3,092 shareholders of record of S&T. Dividends paid by S&T are primarily provided from S&T Bank’s dividends to S&T. The payment of dividends by S&T Bank to S&T is subject to the restrictions described in Item 8, Note 15 Dividend and Loan Restrictions of this Annual Report on Form 10-K (the “Report”). The cash dividends declared shown below represent the historical per share amounts for S&T common stock.

	Price Range of Common Stock		Cash Dividends Declared
2010	Low	High
Fourth quarter	$17.00	$23.91	$0.15
Third quarter	16.64	22.29	0.15
Second quarter	19.52	25.84	0.15
First quarter	15.75	22.22	0.15

2009
Fourth quarter	$12.15	$17.82	$0.00	(1)
Third quarter	10.49	18.25	0.15
Second quarter	11.62	25.24	0.15
First quarter	17.55	35.54	0.31
(1)

S&T’s Board of Directors (the “Board”) approved a change in timing of the declaration and payment of dividends to provide better alignment with quarterly earnings beginning in the fourth quarter of 2009. The Board declared a $0.15 per common share cash dividend at its meeting held January 18, 2010. The dividend was payable February 25, 2010 to common shareholders of record on February 1, 2010.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — continued

Five-Year Cumulative Total Return

The following chart compares the cumulative total shareholder return on S&T common stock with the cumulative total shareholder return of the NASDAQ Composite Index and NASDAQ Bank Index (1) assuming a $100 investment in each on December 31, 2005.

	2005	2006	2007	2008	2009	2010
STBA	$100	$96	$79	$106	$53	$72
NASDAQ Composite Index	100	108	118	70	101	118
NASDAQ Bank Index	100	110	86	65	53	59

(1)

The NASDAQ Bank Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Banks. These companies include banks providing a broad range of financial services, including retail banking, loans and money transmissions.

During 2010 and 2009, S&T’s Board did not authorize any additional buyback programs. On June 18, 2007, S&T’s Board authorized a buyback program of one million shares until June 30, 2008. During 2007, S&T repurchased 971,400 shares at an average cost of $32.74 per share. During 2010 and 2009, S&T reissued 205,135 shares and 113,626 shares, respectively, primarily through restricted stock awards and shares sold for the dividend reinvestment and thrift plans.

Item 6.  SELECTED FINANCIAL DATA

The tables below set forth selected consolidated financial data as of the dates or for the periods indicated and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Consolidated Financial Statements and Notes in Item 8 of this Report.

CONSOLIDATED BALANCE SHEETS

December 31	2010	2009	2008	2007	2006
(in thousands)

Total assets	$4,114,339	$4,170,475	$4,438,368	$3,407,621	$3,338,543
Securities available-for-sale	288,025	354,860	452,713	358,822	432,045
Goodwill	165,273	165,167	163,546	50,087	49,955
Net loans	3,312,540	3,344,827	3,526,027	2,762,594	2,633,071
Total deposits	3,317,524	3,304,541	3,228,416	2,621,825	2,565,306
Securities sold under repurchase agreements and federal funds purchased	40,653	44,935	113,419	100,258	133,021
Short-term borrowings	—	51,300	308,475	80,000	55,000
Long-term borrowings	29,365	85,894	180,331	201,021	171,941
Junior subordinated debt securities	90,619	90,619	90,619	25,000	25,000
Total shareholders’ equity	578,665	553,318	448,694	337,560	339,051

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31	2010	2009	2008	2007	2006
(in thousands, except per share data)

Interest income	$180,419	$195,087	$216,118	$215,605	$204,702
Interest expense	34,573	49,105	72,171	99,167	91,584
Provision for loan losses	29,511	72,354	12,878	5,812	9,380
Net Interest Income After Provision for Loan Losses	116,335	73,628	131,069	110,626	103,738
Noninterest income	47,210	38,580	37,452	40,605	40,390
Noninterest expense	105,633	108,126	83,801	73,460	69,279
Income Before Taxes	57,912	4,082	84,720	77,771	74,849
Provision (benefit) for income taxes	14,432	(3,869)	24,517	21,627	21,513
Net Income	43,480	7,951	60,203	56,144	53,336
Preferred stock dividends and amortization of discount	6,201	5,913	—	—	—
Net Income Available to Common Shareholders	$37,279	$2,038	$60,203	$56,144	$53,336

Per Share Data
Common earnings per share—basic	$1.34	$0.07	$2.30	$2.27	$2.07
Common earnings per share—diluted	1.34	0.07	2.28	2.26	2.06
Dividends declared per common share	0.60	0.61	1.24	1.21	1.17
Common book value	16.91	16.14	16.24	13.75	13.37

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the consolidated financial condition and results of operations of S&T. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes presented in Item 8 of this Report. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future periods.

Important Note Regarding Forward-Looking Statements

This Report contains or incorporates statements that S&T believes are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to S&T’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to” or other similar words. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this Form 10-K or the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to us at that time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Future Factors include:

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;
•	a prolonged period of low interest rates;
•	credit losses and material changes in the quality of our loan portfolio;
•	financial resources in the amounts, at the times and on the terms required to support our future businesses;
•	legislation affecting the financial services industry as a whole, and/or S&T, including the effects of the Dodd-Frank Act;
•	regulatory supervision and oversight, including required capital levels, and public policy changes, including environmental regulations;
•	increasing price and product/service competition by competitors, including new entrants;
•	rapid technological developments and changes;
•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;
•	continued deterioration of the housing market and reduced demand for mortgages;
•	containing costs and expenses;
•	reliance on large customers;
•	the outcome of pending and future litigation and governmental proceedings;
•	managing our internal growth and acquisitions;
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

The most significant accounting policies followed by S&T are presented in Note 1 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, which are included in Item 8 of this Report. These policies, along with the disclosures presented in the Notes to Consolidated Financial Statements, provide information on how significant assets and liabilities are valued in the Consolidated Financial Statements and how those values are determined.

Management views critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Management currently views the determination of the allowance for loan losses (“ALL”), income taxes, securities valuation and goodwill and other intangible assets and to be critical accounting policies.

Allowance for Loan Losses

The ALL represents management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date and is presented as a reserve against loans in the Consolidated Balance Sheets. The ALL is increased by a provision charged to expense and reduced by charge-offs, net of recoveries. The liability for loss on loan commitments represents management’s estimate of probable losses associated with future advances against loan commitments. Determination of an adequate ALL and liability for loss on loan commitments is inherently subjective, as it requires estimations of the occurrence of future events, as well as the timing of such events. The ALL may be subject to significant changes from period to period.

Management evaluates the ALL on a quarterly basis. The ALL methodology includes two main components: the evaluation of individually impaired loans and the evaluation of groups of homogeneous loans with similar risk characteristics.

S&T individually evaluates all internally classified substandard commercial loans greater than $0.5 million for impairment and any other commercial loans greater than $0.5 million identified by management that show signs of impairment. Specific reserves are established when appropriate based upon on the following three impairment methods: 1) the present value of expected future cash flows

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

discounted at the loan’s effective interest rate, 2) the loan’s observable market price or 3) the estimated fair value of the collateral if the loan is collateral dependent. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans, including estimating the amount and timing of future cash flows, current estimated fair value of the loan and collateral values. S&T primarily uses the estimated fair value of the collateral method as required for collateral dependent loans.

The ALL methodology for groups of homogeneous loans, known as the general reserve, is comprised of both a quantitative and qualitative analysis. The quantitative analysis includes a review of the historical charge-offs that have occurred within each portfolio segment over the loss emergence period. Historical loss rates are determined for the commercial portfolio segments by internal risk rating using a simplified migration technique over the loss emergence period. Management has estimated the loss emergence period to be two years for commercial real estate loans and one year for all other commercial loan portfolio segments. Historical loss rates for the consumer loan portfolio segments are determined using a one year loss emergence period. After consideration of the loss calculations, management applies additional qualitative adjustments so that the ALL is reflective of the inherent losses that exist in the loan portfolio at the balance sheet date. The evaluation of the various components of the ALL requires considerable judgment in order to estimate inherent loss exposures.

At December 31, 2010, approximately 90 percent of the ALL related to the commercial loan portfolio. Commercial loans comprise approximately 74 percent of our loan portfolio. Commercial loans have been more impacted by the economic slowdown in our markets. The ability of customers to repay commercial loans is more dependent upon the success of their business, continuing income and general economic conditions. Accordingly, the risk of loss is higher on such loans compared to consumer loans, which have incurred lower losses in our market due to foreclosure as the collateral values have not declined significantly.

There are many factors affecting the ALL; some are quantitative, while others require qualitative judgment. Although management believes its process for determining the ALL adequately considers all of the factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required and could adversely affect S&T’s earnings or financial position in future periods.

Income Taxes

S&T estimates income tax expense based on amounts expected to be owed to the tax jurisdictions where S&T conducts business. The laws are complex and subject to different interpretations by the taxpayer and various taxing authorities. On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year.

Deferred income tax assets and liabilities are determined using the asset and liability method and are reported in other assets or other liabilities, as appropriate, in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rate and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more likely than not.

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in other assets or other liabilities, as appropriate, in the Consolidated Balance Sheets. S&T evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance. These changes, when they occur, can affect deferred taxes and accrued taxes, as well as the current period’s income tax expense and can be significant to the operating results of S&T.

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

Securities Valuation

Management determines the appropriate classification of securities at the time of purchase. All securities, including both debt and equity securities, are classified as available-for-sale securities. Such securities are carried at estimated fair value with net unrealized gains and losses deemed to be temporary reported separately as a component of other comprehensive loss, net of tax. Realized gains and losses on the sale of available-for-sale securities and other-than-temporary impairment (“OTTI”) charges are recorded within noninterest income in the Consolidated Statements of Income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

S&T performs a review of the securities for OTTI on a quarterly basis to identify securities that may indicate an OTTI. S&T’s policy for OTTI declines within the marketable equity securities portfolio generally requires an impairment charge when the security is in a loss position for 12 consecutive months, unless facts and circumstances would suggest the need for an OTTI prior to that time. S&T’s policy for OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its estimated fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the investment security prior to the security’s recovery. If the financial markets experience deterioration, charges to income could occur in future periods.

Goodwill and Other Intangible Assets

As a result of acquisitions, S&T has acquired goodwill and identifiable intangible assets on its balance sheet. Goodwill represents the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.

S&T’s goodwill relates to value inherent in the Community Banking and Insurance reporting units and the value is dependent upon S&T’s ability to provide quality, cost-effective services in the face of competition from other market participants. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of S&T’s services. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods.

S&T determined the amount of identifiable intangible assets at the time of acquisition based upon independent core deposit and insurance contract analyses. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangible, are amortized using straight-line or accelerated methods over their estimated weighted-average useful lives, ranging from 10 to 16 years.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances occurred during the years ended December 31, 2010 and 2009.

S&T has three reporting units including: Community Banking, Wealth Management and Insurance. The carrying value of goodwill is tested annually for impairment each October 1 or more frequently if indicators of impairment are present. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess. Management’s analysis indicated that estimated fair value exceeded carrying value throughout 2010 and 2009. As such, no goodwill impairment was recorded.

During 2009, S&T was significantly impacted by the economic crisis. S&T reported unprecedented net losses in the first and second quarters of 2009, primarily due to a significant deterioration in our loan portfolio. Concurrently, S&T experienced a significant decline in market capitalization and our stock traded below common book value. Such events triggered a need to perform a step 1 valuation of goodwill impairment. Accordingly, S&T engaged a qualified third party valuation expert to perform a valuation of S&T’s Community Bank reporting unit as of April 30, 2009.

The third party expert utilized a valuation methodology consistent with current accounting literature to determine the estimated fair value of the reporting units. The valuation used both a market and income approach. The methodology consisted of techniques using comparable transactions, comparable peer analysis and a discounted future earnings analysis. The discounted future earnings analysis considered the costs of equity and weighted-average costs of capital to determine an appropriate discount rate. Further, the model assumed estimates of future growth rates that if not achieved could significantly impact the valuation. The valuation model is based upon estimates and is highly judgmental. As of April 30, 2009, the valuation resulted in the estimated fair value of the Community Banking reporting unit exceeding carrying value by approximately 51 percent.

During the fourth quarter of 2009, management engaged the third party valuation expert to update the previous valuation model as our market capitalization was 3.50 percent above our carrying value. Further, certain assumptions used in the previous report may have changed, including the financial forecast and the overall economic climate. The valuation techniques used were consistent with those described above and resulted in the estimated fair value of the Community Bank reporting unit exceeding its carrying value by approximately 10 percent. As such, no goodwill impairment was recorded.

The financial services industry and securities markets continue to be adversely affected by declining values of nearly all asset classes. If current economic conditions continue to result in a prolonged period of economic weakness, S&T’s business segments, including the Community Banking segment, may be adversely affected. This may result in impairment of goodwill and other intangible assets in the future. Any resulting impairment loss could have a material adverse impact on S&T’s financial condition and its results of operations

In the event that S&T determined that either its goodwill or finite lived intangible assets were impaired, recognition of an impairment charge could have a significant adverse impact on its financial position or results of operations in the period in which the impairment occurred. Refer to Note 1

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Summary of Significant Accounting Policies and Note 11 Goodwill and Other Intangible Assets for additional information.

Recent Accounting Pronouncements and Developments

Note 1 Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements and Future Application of Accounting Pronouncements in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by S&T and the expected impact of accounting pronouncements recently issued or proposed, but not yet required to be adopted.

Executive Overview

S&T is a financial holding company with its headquarters located in Indiana, Pennsylvania with assets of $4.1 billion at December 31, 2010. S&T provides a full range of financial services through a branch network of 51 offices located in Allegheny, Armstrong, Blair, Butler, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services, insurance, estate planning and administration, employee benefit investment management and administration, corporate services, and other fiduciary services.

S&T earns revenue primarily from interest on loans, security investments and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and other operating costs such as: salaries and employee benefits, occupancy, data processing expenses and tax expense. S&T’s strategic plan to deliver profitable growth to our shareholders includes: increasing loans and core deposits with sufficient interest rate spreads, controlling loan delinquency and loan losses, controlling operating expenses, expanding the business through organic growth and acquisitions, introduction of new products and services and expansion of our products and services provided to our existing customers. S&T’s common stock trades on the Nasdaq Global Select Market under the symbol STBA.

The primary driver of improved performance in 2010 was an improvement in our asset quality. Net charge offs and nonperforming assets decreased in 2010, resulting in a decline in the provision for loan losses of $42.8 million from the prior year. Nonperforming assets totaled $69.7 million, or 2.07 percent of total loans plus other real estate owned (“OREO”) at December 31, 2010, as compared to $95.4 million or 2.80 percent at December 31, 2009. The improvement in asset quality was mainly due to a stabilizing economy, proactive efforts to address problem credits, and disciplined underwriting standards.

In 2011, S&T’s performance will again be heavily influenced by asset quality. If the economy continues to stabilize and improves, S&T should expect to see continued progress in reducing net charge offs, nonperforming loans and provision for loan losses. However, a continuation of the economic slowdown, regionally or nationally, could cause a deterioration in asset quality. S&T recognizes that our shift to a greater dependence on commercial loans in recent years exposes us to larger credit risks and greater swings in nonperforming loans and loan charge-offs when problems do occur. Many other factors could influence our results, both positively and negatively, in 2011. Because the majority of our revenue comes from net interest income, net loan and deposit growth, combined with the relative pricing and mix of that growth are major factors that effect our operations and financial condition. Fee revenue will be impacted by recent regulatory changes and could result in lower overdraft fees. In addition, pending regulatory changes later this year could severely impact our interchange revenue.

We remain aware of the challenges that exist including an economy that appears to be in a slow recovery, constraints on expanding our net interest margin and increased regulatory burden that will

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

challenge our fee revenue. S&T continually strives to be well positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management continually assesses our balance sheet, capital, liquidity and operation infrastructure in order to be positioned to take advantage of internal or acquisition growth opportunities.

Results of Operations

Year Ended December 31, 2010

Net Income

Net income available to common shareholders for 2010 was $37.3 million resulting in diluted earnings per common share of $1.34 compared to $2.0 million or $0.07 diluted earnings per common share in 2009. The substantial increase in net income was primarily a result of a reduction of $42.8 million in provision for loan losses, improving market conditions resulting in minimal OTTI charges compared to $5.3 million in 2009 and a decrease in FDIC insurance assessments of $3.0 million.

Return on Equity and Assets

The table below presents consolidated profitability and capital ratios of S&T for each of the last three years:

	Years Ended December 31
	2010	2009	2008
Common return on average assets	0.90%	0.05%	1.52%
Common return on average equity	6.58%	0.37%	14.77%
Dividend payout ratio	44.75%	1247.64%	53.66%
Common equity to asset ratio	11.48%	10.74%	10.11%

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 76 percent and 78 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in 2010 and 2009 respectively. Refer to page 53 Explanation of Use of Non-GAAP Financial Measures for a discussion of operating revenue as a non-GAAP financial measure. The level and mix of interest-earning assets and interest-bearing liabilities are continually monitored by S&T’s Asset and Liability Committee (“ALCO”), in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters, to maintain an acceptable net yield on interest-earning assets (net interest margin) given the challenges of the current interest rate environment.

The interest income on interest-earning assets and the net interest margin are presented on a fully taxable-equivalent basis. The fully taxable-equivalent basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following table reconciles interest income per the Consolidated Statements of Income to net interest income adjusted to fully taxable-equivalent basis:

	Years Ended December 31
	2010	2009	2008
(in thousands)

Interest income per Consolidated Statements of Income	$180,419	$195,087	$216,118
Adjustment to fully taxable-equivalent basis	4,627	5,202	5,147
Interest income adjusted to fully taxable-equivalent basis	185,046	200,289	221,265
Interest expense per Consolidated Statements of Income	34,573	49,105	72,171
Net Interest Income Adjusted to Fully Taxable-equivalent Basis (non-GAAP)	$150,473	$151,184	$149,094

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances and interest and yields earned on interest-earning assets and the average balances and interest and rates paid on interest-bearing liabilities:

	December 31
	2010			2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(in thousands)

ASSETS
Loans(1)(2)	$3,386,103	$172,319	5.09%	$3,473,169	$182,767	5.26%	$3,230,791	$201,547	6.24%
Taxable investment securities	226,714	8,373	3.69%	286,295	11,897	4.16%	303,442	13,651	4.50%
Tax-exempt investment securities(2)	76,707	4,354	5.68%	103,832	5,624	5.42%	105,781	5,429	5.13%
Federal Home Loan Bank stock	23,336	—	—%	23,542	—	—%	20,733	636	3.07%
Federal funds sold	—	—	—%	258	1	0.25%	124	2	1.90%
Total Interest-earning Assets	3,712,860	185,046	4.98%	3,887,096	200,289	5.15%	3,660,871	221,265	6.04%
Noninterest-earning assets:
Cash and due from banks	90,462			67,405			60,636
Premises and equipment, net	39,142			41,915			41,702
Other assets	340,283			320,857			246,895
Less allowance for loan losses	(59,292)			(57,985)			(39,102)
Total Assets	$4,123,455			$4,259,288			$3,971,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand and money market	$518,383	$1,220	0.24%	$485,742	$1,616	0.33%	$395,629	$3,022	0.76%
Savings deposits	749,325	2,127	0.28%	758,216	3,465	0.46%	865,839	11,692	1.35%
Certificates of deposit	1,300,803	25,370	1.95%	1,367,372	33,358	2.44%	1,102,717	37,650	3.41%
Federal funds purchased	—	—	—%	115	1	0.79%	4,886	122	2.52%
Securities sold under repurchase agreements	46,490	64	0.14%	86,616	140	0.16%	124,005	1,627	1.31%
Short-term borrowings	32,473	146	0.45%	104,217	544	0.52%	227,918	4,263	1.87%
Long-term borrowings	42,920	1,643	3.83%	127,045	5,568	4.38%	196,901	9,416	4.78%
Junior subordinated debt securities	90,619	4,003	4.42%	90,619	4,413	4.87%	69,872	4,379	6.27%
Total Interest-bearing Liabilities	2,781,013	34,573	1.24%	3,019,942	49,105	1.63%	2,987,767	72,171	2.42%
Noninterest-bearing liabilities:
Demand deposits	728,708			637,434			533,096
Other	47,064			57,377			42,478
Shareholders’ equity	566,670			544,535			407,661
Total Liabilities and Shareholders’ Equity	$4,123,455			$4,259,288			$3,971,002
Net interest income		$150,473			$151,184			$149,094
Net yield on interest-earning assets			4.05%			3.89%			4.07%
(1)	For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)

Tax-exempt income is on a fully taxable-equivalent basis, including the dividend-received deduction for equity securities, using the statutory federal corporate income tax rate of 35 percent for 2010, 2009 and 2008.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following table presents a summary of the changes in interest earned and interest paid resulting from changes in average balance and changes in rates:

	2010 Compared to 2009 Increase (Decrease) Due to(1)			2009 Compared to 2008 Increase (Decrease) Due to(1)
	Volume	Rate	Net	Volume	Rate	Net
(in thousands)

Interest earned on:
Loans(2)	$(4,581)	$(5,867)	$(10,448)	$15,120	$(33,900)	$(18,780)
Taxable investment securities	(2,476)	(1,048)	(3,524)	(771)	(983)	(1,754)
Tax-exempt investment securities(2)	(1,469)	199	(1,270)	(100)	295	195
Other investments	—	—	—	86	(722)	(636)
Federal funds sold	(1)	—	(1)	3	(4)	(1)
Total Interest-earning Assets	(8,527)	(6,716)	(15,243)	14,338	(35,314)	(20,976)

Interest paid on:
Interest-bearing demand and money market	$109	$(505)	$(396)	$688	$(2,094)	$(1,406)
Savings deposits	(41)	(1,297)	(1,338)	(1,453)	(6,774)	(8,227)
Certificates of deposit	(1,624)	(6,364)	(7,988)	9,036	(13,328)	(4,292)
Federal funds purchased	(1)	—	(1)	(119)	(2)	(121)
Securities sold under repurchase agreements	(65)	(11)	(76)	(491)	(996)	(1,487)
Short-term borrowings	(374)	(24)	(398)	(2,314)	(1,405)	(3,719)
Long-term borrowings	(3,687)	(238)	(3,925)	(3,341)	(507)	(3,848)
Junior subordinated debt securities	—	(410)	(410)	1,300	(1,266)	34
Total Interest-bearing Liabilities	(5,683)	(8,849)	(14,532)	3,306	(26,372)	(23,066)
Change in Net Interest Income	$(2,844)	$2,133	$(711)	$11,032	$(8,942)	$2,090
(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)

Tax-exempt income is on a fully taxable-equivalent basis, including the dividend-received deduction for equity securities, using the statutory federal corporate income tax rate of 35 percent for 2010, 2009 and 2008.

On a fully taxable-equivalent basis, net interest income decreased by only $0.7 million in 2010 compared to 2009 despite a $174.2 million decrease in average interest-earning assets. Net interest margin on a fully taxable-equivalent basis was 4.05 percent in 2010 as compared to 3.89 percent in 2009. The improvement in the net interest margin is mainly a result of interest-bearing liabilities repricing faster than interest-earning assets, and a better funding mix between deposits, including noninterest-bearing demand deposits, and borrowings. The net interest margin improvement was also due to an increase in payments collected on nonperforming loans in 2010 compared to 2009.

For 2010, average loans decreased $87.1 million and average securities and federal funds sold decreased $87.1 million as compared to 2009. The yield on average loans decreased 17 basis points and the yield on average securities decreased 34 basis points from 2009. Overall, the fully tax-equivalent yield on total interest-earning assets decreased 17 basis points to 4.98 percent in 2010 as compared to 5.15 percent in 2009.

For 2010, average interest-bearing deposits decreased by $42.8 million as compared to 2009. The decrease in average interest-bearing deposits are mainly attributed to a $38.5 million average balance decrease in brokered CD’s. The cost of deposits totaled 1.12 percent, a decrease of 35 basis points from 2009 due to lower rates paid on deposits. The cost of securities sold under repurchase agreements (“REPOs”) and other short-term borrowed funds decreased 9 basis points to 0.27 percent as a result of lower short-term rates as compared to 2009. Overall, the yield on interest-bearing liabilities decreased 39 basis points to 1.24 percent for 2010 as compared to 2009.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Also positively affecting net interest income was a $64.7 million increase in average net free funds during 2010 as compared to 2009. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest driver of the increase in net free funds was noninterest-bearing demand deposit average balances. The increase in demand deposit average balance is due to the low interest rate environment, our marketing efforts for new demand accounts, corporate cash management services and participation in the Transaction Account Guarantee (“TAG”) Program.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s estimates of the appropriate level of ALL needed to absorb probable inherent losses that exist in S&T’s loan portfolio. The provision for loan losses was $29.5 million for 2010 compared to $72.4 million for 2009. The substantial decrease in provision for loan losses is a result of the overall improving economic conditions from the prior year and a significant decrease in net charge-offs. Net charge-offs decreased to $37.7 million in 2010 from $55.5 million in 2009 as overall asset quality improved during 2010. Refer to the Allowance for Loan Losses section of this MD&A for further details.

Noninterest Income

Years Ended December 31	2010	2009	$ Change
(in thousands)

Security gains (losses), net	$274	$(5,088)	$5,362
Service charges on deposit accounts	11,713	12,942	(1,229)
Wealth management fees	7,808	7,500	308
Letter of credit fees	1,715	1,721	(6)
Insurance fees	8,312	7,751	561
Mortgage banking	3,403	2,727	676
Debit and credit card fees	7,624	6,921	703
Other income:
Derivative fee income	136	406	(270)
Commercial loan rate swap valuation	96	(616)	712
Rabbi trust	200	643	(443)
Other	5,929	3,673	2,256
Total Other Noninterest Income	6,361	4,106	2,255
Total Noninterest Income	$47,210	$38,580	$8,630

S&T recognized net gains of $0.3 million on available-for-sale equity securities for the year ended December 31, 2010 as compared to $5.1 million of net losses in 2009. In 2009, S&T recognized $5.3 million in OTTI charges on 17 bank equity holdings. During 2010, overall market conditions improved substantially resulting in minimal OTTI charges.

Noninterest income increased $8.6 million to $47.2 million in 2010 as compared to 2009. The increase of $0.6 million in insurance commissions is due to higher annual bonus commission income received in the first quarter of 2010 based upon positive trends in loss rates. Mortgage banking activities increased $0.7 million due to improved loan pricing despite a decrease of mortgages sold in the secondary market of $109.3 million compared to 2009. Debit and credit card revenues increased $0.7 million primarily due to increased volume of transactions and the conversion to an exclusive

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

provider which accounted for $0.5 million of the increase. The change of $0.7 million in commercial loan rate swap valuation relates to a $0.6 million charge for an additional credit exposure on an exited commercial loan swap asset that was recorded in 2009. The $2.3 million increase in other noninterest income is a result of a reclassification of ATM interchange income due to the change in the presentation from a net amount of fee income and expenses to a gross presentation. These increases were partially offset by a decrease of $1.2 million in service charges on deposit fees, primarily customer overdraft fees, due to a recent regulatory change (Regulation E), which was implemented on August 15, 2010. Regulation E requires customers with existing accounts to opt in for overdraft coverage of certain types of electronic banking activities. Many customers did not opt to continue the coverage resulting in a decrease in customer overdraft fees collected.

Noninterest Expense

Years Ended December 31	2010	2009	$ Change
(in thousands)

Salaries and employee benefits	$48,715	$48,848	$(133)
Occupancy, net	6,928	6,819	109
Furniture and equipment	5,118	5,067	51
Other taxes	3,432	3,733	(301)
Data processing	6,145	6,048	97
Amortization of intangibles	1,943	2,308	(365)
Legal	4,448	2,323	2,125
Joint venture impairment and amortization	2,573	4,393	(1,820)
FDIC assessment	5,426	8,388	(2,962)
Other expenses:
Unfunded loan commitments	(1,555)	2,888	(4,443)
Loan collection fees	1,770	1,325	445
Professional consulting	2,441	1,897	544
Other real estate owned	1,921	759	1,162
Marketing	2,794	2,751	43
Other	13,534	10,579	2,955
Total Other Noninterest Expense	20,905	20,199	706
Total Noninterest Expense	$105,633	$108,126	$(2,493)

Noninterest expense decreased by $2.5 million during 2010 compared to 2009. Decreases included $1.8 million in joint venture impairment and amortization expense that related to an impairment adjustment on a Low Income Housing Tax Credit (“LIHTC”) Project of $2.0 million in 2009. No significant impairment was recorded in 2010. Federal Deposit Insurance Corporation (“FDIC”) expense decreased $3.0 million primarily due to a special assessment charged to all banks in the second quarter of 2009. The decrease of $4.4 million in unfunded loan commitments relates to a reduction in the reserve.

Offsetting the above mentioned decreases were increases of $2.1 million in legal expenses related to a $2.3 million onetime legal settlement cost that occurred in the first and second quarters of 2010. A $1.2 million increase in other real estate owned (“OREO”) expense relates to higher costs due to an increase in OREO properties in 2010. Additionally, the most significant increase of $3.0 million in other noninterest expense relates primarily to the previously mentioned $2.3 million reclassification of ATM interchange income, as well as, a $0.9 million increase in the write-off of an uncollectible receivable relating to excess expenses for a mutual fund advised by an affiliate.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable-equivalent basis, excluding security gains, was 54 percent for 2010 and 55 percent for 2009. Refer to page 53 Explanation of Use of Non-GAAP Financial Measures for a discussion of the efficiency ratio as a non-GAAP financial measure.

Federal Income Taxes

A federal income tax provision of $14.4 million was recognized in 2010 attributable to pretax income of $57.9 million for the year, compared to tax benefit of $3.9 million on pretax income of $4.1 million for 2009.

The effective tax rate for 2010 was 24.9 percent and negative 94.7 percent in 2009. S&T ordinarily generates an annual effective tax rate that is less than the statutory rate of 35 percent due to benefits resulting from tax-exempt interest, excludable dividend income, and tax benefits associated with Low Income Housing Tax Credit (“LIHTC”) and Federal Historic Tax Credit Projects, which are relatively consistent regardless of the level of pretax income.

The consistent level of tax benefits that reduce S&T’s tax rate below the 35 percent statutory rate, coupled with relatively low level of annual pretax income, produced a negative annual effective tax rate for 2009.

Results of Operations

Year Ended December 31, 2009

Net Income

Net income available to common shareholders was $2.0 million in 2009, a 97 percent decrease from the $60.2 million in 2008. Earnings per share decreased from $2.28 diluted earnings per share in 2008 to $0.07 diluted earnings per share in 2009. The decrease in net income for 2009 compared to 2008 was primarily the result of higher provision for loan losses, which was necessitated by the significant increase in loan charge-offs and the general deterioration of the credit quality in the loan portfolio, increased FDIC premiums and surcharges and OTTI for equity investments. The common return on average assets was 0.05 percent for 2009, as compared to 1.52 percent for 2008. The common return on average equity was 0.37 percent for 2009 compared to 14.77 percent for 2008.

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 78 percent and 79 percent of operating revenue (net interest income plus noninterest income, excluding security gains) in 2009 and 2008 respectively. Refer to page 53 Explanation of Use of Non-GAAP Financial Measures for a discussion of operating revenue as a non-GAAP financial measure. The level and mix of interest-earning assets and interest-bearing liabilities are continually monitored by S&T’s Asset and Liability Committee (“ALCO”), in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters, to maintain an acceptable net yield on interest-earning assets (net interest margin) given the challenges of the current interest rate environment.

On a fully taxable-equivalent basis, net interest income increased $2.1 million or 1 percent in 2009 compared to 2008. Net interest income increases in 2009 were primarily the result of a $226.2 million increase in average interest-earning assets, primarily driven by $425.8 million average

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

interest-earning assets acquired through the IBT acquisition in the second quarter 2008. The net interest margin on a fully taxable-equivalent basis was 3.89 percent in 2009 as compared to 4.07 percent in 2008. The net interest margin was negatively affected in 2009 by higher delinquent interest, lower repricing spreads in 2009 on variable rate loans and the inability to reduce core deposit rates by the same level. During 2009, S&T implemented an ALCO strategy to deleverage the balance sheet from a securities perspective. A decrease in loans and securities, along with funds received in the CPP, has provided a significant opportunity to pay down borrowings and reduce the need to aggressively solicit deposits. Average borrowings decreased $215.0 million from 2008.

In 2009, average loans increased $242.4 million and average securities and federal funds sold decreased $16.2 million as compared to 2008. S&T acquired $278.5 million of average loans and $147.3 million of average securities with the IBT acquisition. The strategy was put in place to not replace maturing investment securities as the risk and reward for leveraging activities had been significantly reduced in a volatile interest rate environment. The yields on average loans decreased 98 basis points and the yields on average securities decreased 35 basis points from 2008. Overall yields on interest-earning assets were 5.15 percent and 6.04 percent for the years ended December 31, 2009 and 2008, respectively.

In 2009, average interest-bearing deposits increased by $247.1 million as compared to 2008. S&T acquired $326.0 million of average deposits with the IBT acquisition. The cost of deposits totaled 1.47 percent, a decrease of 74 basis points from 2008 due to lower rates paid on deposits. The cost of repurchase agreements and other borrowed funds decreased 57 basis points to 2.61 percent as a result of lower short-term rates as compared to 2008. Overall funding costs decreased 79 basis points to 1.63 in 2009 as compared to 2008.

Positively affecting net interest income was a $194.0 million increase in average net free funds during 2009 compared to 2008. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. The increase is primarily due to successful marketing of new demand accounts and corporate cash management services and increased equity due to participation in the CPP.

Provision for Loan Losses

The provision for loan losses was $72.4 million and $12.9 million for 2009 and 2008, respectively. The $72.4 million provision for 2009 is primarily a result of net charge-offs of $55.5 million, a $9.9 million increase in specific reserves and a $7.0 million increase in general reserves.

The increase in specific reserves is primarily a result of an increase in impaired loans in detail below. The increase in general reserves is primarily the result of an increase in overall risk (both macroeconomic and specific portfolio risks) combined with enhancements in methodology. Specifically, the increased macroeconomic risks were unemployment and commercial real estate vacancy trends and the increased specific portfolio risks were nonaccrual loans, delinquent loans, classified loans, net charge-offs and delinquency trends and out-of-state loans. All of these increases were partially offset by a decrease in loan balances during 2009.

During 2009 S&T introduced three enhancements in its methodology. The first enhancement was the addition of an out-of-state risk factor, which increased the general reserves for commercial real estate loans. The second enhancement was the expansion of the risk rating scale assigned for the qualitative factors in response to the current economic environment, which also had the effect of increasing general reserves. The third enhancement was a change in the baseline for loss history from a seven year absolute high to a five year average combined with the qualitative adjusted factors. Management believes that these enhancements are more indicative of the loan losses over the economic life cycle of the loan segments.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The provision is the result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the model used for determination of the adequacy of the ALL for loan losses. Enhancements within the ALL for loan loss model are directionally consistent with the increase in nonperforming loans and classified loan trends, loan charge-off levels and the impact of the troubled commercial loan relationships during 2009. Credit quality is the most important factor in determining the amount of the ALL and the resulting provision.

During 2009, S&T had an increase in delinquencies, classified and nonperforming loan levels and an overall slowdown in the economy that is affecting all segments of the loan portfolio. Nonaccrual loans to total loans increased to 2.67 percent at December 31, 2009 as compared to 1.19 percent at December 31, 2008. Also affecting the amount of the ALL and resulting provision, are increases in several qualitative risk factors within the loan loss reserve model based on observations regarding both economic conditions and changes in overall asset quality. For 2009, net loan charge-offs were $55.5 million compared to net loan charge-offs of $10.0 million for 2008. The most significant net charge-offs in 2009 were a $26.5 million charge-off for a $30.3 million commercial relationship with an energy exploration and drilling company with a remaining exposure of $2.7 million, $8.2 million for three Florida lot development projects with a remaining exposure in Florida of $3.3 million, $5.0 million for two commercial real estate projects in New York and Connecticut with a remaining exposure of $3.9 million, $7.7 million for a mixed use commercial property that lost a major tenant with a remaining exposure of $3.7 million, $2.5 million for a commercial and industrial loan secured by assignment of partnership interests which are uncertain due to legal issues among the partners, $1.1 million for a $2.4 million office building that was foreclosed and sold during the first quarter of 2009, $1.1 million for a regional restaurant that entered into bankruptcy, $0.6 million for a multi-family development project in western Pennsylvania, $0.6 million for a retail sales company which discontinued operations and $0.6 million for condominium construction loans in western Pennsylvania.

Noninterest Income

Noninterest income increased $1.1 million or 3 percent, to $38.6 million in 2009 as compared to 2008. Increases included $0.6 million or 5 percent in service charges on deposit accounts, $3.0 million in mortgage banking fees, $1.0 million in debit and credit card revenues and $0.8 million in other noninterest income, offset by decreases of $0.5 million or 6 percent in wealth management fees and $0.1 million or 2 percent in letter of credit fees and $0.3 million or 4 percent in insurance commissions. The increase of $0.6 million or 5 percent in service charges on deposit fees is primarily related to the increased customer base resulting from the IBT acquisition, as well as the organic expansion of demand deposit accounts. Decreases of $0.5 million in wealth management fees are primarily attributable to current market conditions for these lines of business, $0.1 million in letter of credit fees is attributable to customer preferences for this type of product and $0.3 million in insurance commissions due to the current soft market. The increase of $3.0 million in mortgage banking fees is a result of record origination levels in mortgage banking activities during the year ended December 31, 2009 as consumers sought to refinance existing loans at lower interest rates. The increase of $1.0 million in debit and credit card revenues is a result of an increased customer base from the IBT acquisition. The increases of $0.8 million in other noninterest income are primarily related to the deferred compensation plan valuations, offset by a $0.6 million charge for the additional credit exposure on an exited commercial loan swap asset as well decreased derivative fee income during the year.

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

Occupancy, furniture and equipment expense increased $1.0 million or 9 percent during 2009 as compared to 2008, as a result of the net acquisition of new branches with the IBT acquisition. Other tax expense increased $0.7 million or 24 percent primarily as a result of increased Pennsylvania shares tax due to the IBT acquisition. Data processing expense increased $0.6 million or 10 percent as compared to 2008 as a result of changes in data communication processes and an increased customer base as a result of the IBT acquisition. Amortization of intangibles increased $1.3 million due to the IBT acquisition. FDIC assessments increased by $8.0 million due to the special assessment charged to all banks in the second quarter of 2009, an increased premium ratio and a higher deposit base during 2009. Other noninterest expense increased $6.7 million or 33 percent during 2009 and is primarily attributable to a $1.9 million increase in the provision for unfunded loan commitments, a $1.6 million increase in the amortization and impairment for affordable housing limited partnerships, $1.1 million increase in loan collection expenses primarily associated with troubled loans, a $0.5 million increase in consulting, a $1.1 million increase in other real estate owned expense and $1.1 million increase in legal fees due to troubled loans. Increases were offset by a decrease of $0.4 million in marketing due to special promotions related to the IBT acquisition in 2008 and $0.1 million of other expenses. S&T’s efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income on a fully taxable-equivalent basis, excluding security gains, was 55 percent for 2009 and 45 percent for 2008. Refer to page 42 Explanation of Use of Non-GAAP Financial Measures for a discussion of efficiency ratio as a non-GAAP financial measure.

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

The effective tax rate for 2009 was negative 94.7 percent and 28.9 percent in 2008. S&T ordinarily generates an annual effective tax rate that is less than the statutory rate of 35 percent due to benefits resulting from tax-exempt interest, excludable dividend income, from tax-exempt interest, excludable dividend income and tax benefits associated with LIHTC and Federal Historic Tax Credit Projects, which are relatively consistent regardless of the level of pretax income.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The consistent level of tax benefits that reduce S&T’s tax rate below the 35 percent statutory rate, coupled with relatively low level of annual pretax income, produced a negative annual effective tax rate.

Financial Condition

Loan growth continued to be challenging in our market in 2010. Total gross loans at December 31, 2010 remained unchanged at $3.4 billion compared to December 31, 2009. Given the lack of loan growth and a robust market for bank deposits, management pursued a deposit pricing strategy that resulted in an improved mix, lower deposit costs and a higher net interest margin. Deposits remained stable at $3.3 billion as of December 31, 2010 and December 31, 2009. Concerns about the level and possible future direction of interest rates were major factors in management’s strategy to not fully replace called and maturing securities in 2010, which decreased by $68.0 million from $378.4 million at December 31, 2009 to $310.4 million at December 31, 2010. This allowed management to improve the overall funding mix, decreasing borrowings by $112.1 million, from $272.1 million at December 31, 2009 to $160.6 million at December 31, 2010.

Securities Activity

December 31	2010	2009	2008
(in thousands)

Available-for-Sale
Obligations of U.S. government corporations and agencies	$125,675	$127,971	$169,251
Collateralized mortgage obligations of U.S. government corporations and agencies	41,491	60,229	63,900
Mortgage-backed securities of U.S. government corporations and agencies	43,991	61,521	78,952
Obligations of state and political subdivisions	65,772	92,928	122,478
Marketable equity securities	11,096	12,211	14,918
Other securities	—	—	3,214
Total Available-for-Sale Securities	288,025	354,860	452,713
FHLB of Pittsburgh capital stock, at cost	22,365	23,542	23,542
Total	$310,390	$378,402	$476,255

S&T invests in various securities in order to provide a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to S&T. Risks associated with various securities portfolios are managed and monitored by investment policies annually approved by the S&T Board of Directors and administered through ALCO and the Treasury function of S&T Bank. The decrease in securities of $68.0 million relates to $146.9 million maturities of debt securities and the sale of $2.6 million of equity securities offset by purchases of $81.7 million.

During 2010, S&T recorded $0.1 million of realized losses for OTTI relating to securities of three bank equity holdings. This compares favorably to 2009 when S&T recorded $5.3 million in OTTI charges on 17 bank equity holdings as a result of the declining values in bank stocks due to the financial crisis. The performance of the debt and equity securities markets could generate further impairment in future periods requiring realized losses to be reported.

At December 31, 2010, net unrealized gains on securities classified as available-for-sale were approximately $8.1 million as compared to $7.6 million at December 31, 2009. Net unrealized gains

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

related to S&T’s debt securities portfolio totaled $7.3 million at December 31, 2010 and $8.1 million unrealized gains at December 31, 2009. The marketable equity securities portfolio had net unrealized gains of $0.8 million at December 31, 2010 compared to net unrealized losses of $0.5 million at December 31, 2009. S&T does not intend to sell and it is not likely that it will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost.

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

At December 31, 2010 and 2009, S&T’s FHLB stock totaled $22.4 million and $23.5 million, respectively. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.

S&T was notified in December 2008 by the FHLB that they have suspended the payment of dividends and the repurchase of excess capital stock until further notice. S&T management reviewed and evaluated the FHLB capital stock for OTTI at December 31, 2010. Management considered the suspension of dividends and the repurchase of excess capital stock by the FHLB Board of Directors in a letter to member banks dated December 23, 2008. Management reviewed the FHLB’s Form 10-Q for the period ended September 30, 2010 filed with the Commission on November 9, 2010 to support their conclusion around OTTI of FHLB stock.

S&T believes its holdings in the stock are ultimately recoverable at par value as of December 31, 2010 and, therefore, determined that the FHLB stock was not OTTI. In addition, S&T has sufficient liquidity and does not require redemption of its FHLB stock in the foreseeable future. Further, during the year on October 29, 2010, S&T received $1.2 million from the FHLB to redeem 11,771 shares of capital stock. Subsequent to year end, on February 24, 2011 an additional $1.1 million was received for the redemption of 11,183 shares.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following table sets forth the maturities of securities at December 31, 2010 and the weighted average yields of such securities. Taxable-equivalent adjustments (using a 35 percent federal income tax rate) for 2010 have been made in calculating yields on obligations of state and political subdivisions.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(in thousands)

Available-for-Sale
Marketable equity securities	$—	—	$—	—	$—	—	$—	—	$11,096
Obligations of U.S. government corporations and agencies	10,393	4.45%	115,282	1.91%	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	6,049	4.96%	7,034	4.50%	28,408	4.94%	—
Mortgage-backed securities of U.S. government corporations and agencies	3,616	4.41%	651	4.34%	15,542	4.50%	24,182	5.37%	—
Obligations of state and political subdivisions	2,721	4.62%	22,786	5.36%	9,560	5.73%	30,705	5.89%	—
Total	$16,730		$144,768		$32,136		$83,295		$11,096
Weighted Average Rate		4.47%		2.59%		4.87%		5.42%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Lending Activity

The following table summarizes S&T’s loan distribution at the end of each of the last five years:

	December 31
	2010		2009		2008		2007		2006
		% of Total		% of Total		% of Total		% of Total		% of Total
(in thousands)

Consumer:
Home equity	$441,096	13.15%	$458,643	13.49%	$438,380	12.28%	$294,413	10.53%	$269,861	10.12%
Residential mortgage	359,536	10.71%	357,393	10.52%	408,603	11.45%	318,067	11.37%	294,960	11.06%
Consumer installment	74,780	2.23%	81,141	2.39%	84,065	2.36%	74,839	2.67%	73,140	2.74%
Consumer construction	4,019	0.12%	11,836	0.35%	361,910	10.14%	6,157	0.22%	6,309	0.24%
Total Consumer Loans	879,431	26.21%	909,013	26.75%	1,292,958	36.23%	693,476	24.79%	644,270	24.16%
Commercial:
Commercial real estate	1,494,202	44.53%	1,428,329	42.03%	1,440,200	40.36%	964,439	34.48%	973,015	36.50%
Commercial and industrial	722,359	21.52%	701,650	20.65%	822,543	23.05%	815,306	29.15%	702,833	26.36%
Commercial construction	259,598	7.74%	359,342	10.57%	13,014	0.36%	323,718	11.58%	346,173	12.98%
Total Commercial Loans	2,476,159	73.79%	2,489,321	73.25%	2,275,757	63.77%	2,103,463	75.21%	2,022,021	75.84%
Total Loans	$3,355,590	100%	$3,398,334	100%	$3,568,715	100%	$2,796,939	100%	$2,666,291	100%

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

Total loans for the year ended December 31, 2010 were $3.4 billion, a $42.7 million decrease from the year ended December 31, 2009. Declines occurred in both the consumer and commercial loan portfolios, due to less demand in our market area resulting from the current economic climate.

Commercial loans, including commercial real estate, commercial and industrial and construction, comprised 74 percent and 73 percent of the loan portfolio in 2010 and 2009, respectively. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. The loan to value policy guidelines for commercial real estate loans are generally 65-85 percent. At December 31, 2010, variable rate commercial loans were 80 percent of the commercial loan portfolio as compared to 80 percent at December 31, 2009.

Home equity and residential mortgage loans comprised 24 percent of the loan portfolio in 2010 and in 2009. Residential mortgage lending continues to be a strategic focus through a centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. The loan to value policy guideline is 80 percent for residential first lien mortgages. Higher loan to value loans may be approved with the appropriate

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

private mortgage insurance coverage. Second lien positions are assumed with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of the estimated fair value of the property.

Management believes the downturn in the local residential real estate market and the impact of declining values on the real estate loan portfolio will be mitigated by S&T’s conservative mortgage lending policies for portfolio loans, which only permit a maximum term of 20 years for fixed rate mortgages. Balloon payment mortgages are also offered in the portfolio. The maximum balloon term is 15 years with a maximum amortization term of 30 years. Balloon mortgages with terms of 10 years or less may have a maximum amortization term for up to 40 years. Combo mortgage loans consisting of S&T residential first mortgage and home equity second mortgage are also available to credit worthy borrowers.

S&T designates specific loan originations, generally longer-term, lower-yielding, 1–4 family mortgages as held for sale, and sells them to Fannie Mae. The rationale of these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. During 2010 and 2009, S&T sold $109.3 million and $133.5 million, respectively, of 1–4 family mortgages to Fannie Mae and currently services $318.2 million of secondary market mortgage loans at December 31, 2010 compared to $255.9 million at December 2009. Loans sold to Fannie Mae decreased from the prior year as rates declined substantially in early 2009 resulting in a significant amount of mortgage refinances and while rates remained low during 2010, volumes have slowed from early 2009. S&T intends to continue to sell longer-term loans to Fannie Mae in the future, especially during periods of lower interest rates.

Loan underwriting standards for S&T are established by a formal policy and are subject to the periodic review and approval by the Board of Directors. During 2010 and 2009, S&T implemented or enhanced various new policies and procedures to strengthen loan underwriting standards, including increased monitoring, improved risk ratings, stress testing and compliance for the area of commercial lending.

S&T offers a variety of unsecured and secured consumer loan and credit card products. Loan-to-value policy guidelines for direct loans are 90–100 percent of invoice for new automobiles and 80–90 percent of National Automobile Dealer Association (“NADA”) value for used automobiles.

The following table presents the maturity of consumer and commercial loans outstanding as of December 31, 2010. Also provided are the amounts classified according to the sensitivity to changes in interest rates.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
(in thousands)

Fixed interest rates	$68,266	$237,174	$313,498	$618,938
Variable interest rates	193,755	24,504	42,234	260,493
Total Consumer Loans	$262,021	$261,678	$355,732	$879,431
Fixed interest rates	141,151	215,792	133,021	489,964
Variable interest rates	596,677	562,405	827,113	1,986,195
Total Commercial Loans	$737,828	$778,197	$960,134	$2,476,159
Gross Portfolio Loans	$999,849	$1,039,875	$1,315,866	$3,355,590

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Credit Quality

S&T monitors various credit quality indicators to mitigate the risk of adversely classified assets. S&T focuses on closely monitoring impaired loans to minimize the risk of loss to the bank. There can be no assurance that the bank will be successful in eliminating the risk with these loans and consequently could result in losses for the bank.

S&T determines loans to be impaired when based upon current information and events it is probable that S&T will be unable to collect all interest and principal payments due according to the original contractual terms of the loan agreement. Impaired loans are monitored by credit administration on a monthly basis.

Nonperforming assets consists of nonaccrual and restructured loans and OREO. The following represents nonperforming assets for the periods presented:

	2010	2009	2008	2007	2006
(in thousands)

Commercial real estate	$14,674	$52,380	$19,386	$7,359	$6,486
Commercial and industrial	2,567	7,489	3,341	6,119	11,659
Commercial construction	5,844	21,674	13,848	—	—
Home equity	1,433	2,252	174	71	113
Residential mortgage	5,996	5,583	5,624	3,183	1,023
Consumer installment	65	20	73	65	571
Consumer construction	525	—	—	—	—
Total Nonaccrual Loans	31,104	89,398	42,446	16,797	19,852
Commercial real estate	29,636	1,409	—	—	—
Commercial and industrial	1,000	—	—	—	—
Commercial construction	2,143	—	—	—	—
Total Restructured Loans	32,779	1,409	—	—	—
Total Nonperforming Loans	63,883	90,807	42,446	16,797	19,852
OREO	5,820	4,607	851	488	523
Total Nonperforming Assets	$69,703	$95,414	$43,297	$17,285	$20,375
Nonperforming loans as a percent of total loans	1.90%	2.67%	1.19%	0.60%	0.74%
Nonperforming assets as a percent of total loans plus OREO	2.07%	2.80%	1.21%	0.62%	0.76%

Loans are placed on nonaccrual when interest and principal are 90 days or more past due or at management’s discretion when there has been a material deterioration in the borrower’s financial condition. Nonperforming loans decreased 29.6 percent from the prior year due to improving economic conditions in 2010. Overall, S&T’s nonperforming loan formation slowed significantly compared to the prior year.

Restructured loans are loans that S&T, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A concession is considered to have been granted if any of the following occur: the effective rate on the restructured loan is less than the effective rate on the original loan, a reduction or forgiveness of principal, reduction or forgiveness of accrued interest, a reduction or deferral of principal, or an extension of the maturity date at a stated interest rate lower than the current market rate for the new debt with similar risk. The increase in 2010 of restructured loans is a result of S&T’s willingness to work directly with our customers in these financially difficult times.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

OREO and other repossessed assets are comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of a foreclosure. These properties are recorded at their estimated fair value less cost to sell. At December 31, 2010, 45 percent of the $5.8 million is comprised of 2 properties, including a $1.5 million residence and a $1.1 million commercial real estate property. Foreclosures increased in 2010 as compared to 2009, from 35 to 46, due to the continued stress felt by our customers in these challenging economic times. It is S&T’s policy to obtain updated appraisals at least annually on properties in OREO or sooner if indications of impairment exist.

The following represents delinquency for the periods presented:

	December 31
	2010		2009		2008		2007		2006
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
(in thousands)

90 days or more:
Commercial real estate	$44,310	2.97%	$53,789	3.77%	$19,386	1.35%	$7,359	0.76%	$6,486	0.67%
Commercial and industrial	3,567	0.49%	7,489	1.07%	3,341	0.41%	6,119	0.75%	11,659	1.66%
Commercial construction	7,987	3.08%	21,674	6.03%	13,848	3.83%	—	—	—	—
Home equity	1,433	0.32%	2,252	0.49%	174	0.04%	71	0.02%	113	0.04%
Residential mortgage	5,996	1.67%	5,583	1.56%	5,624	1.38%	3,183	1.00%	1,023	0.35%
Consumer installment	65	0.09%	20	0.02%	73	0.09%	65	0.09%	571	0.78%
Consumer construction	525	13.06%	—	—	—	—	—	—	—	—
Total Loans	$63,883	1.90%	$90,807	2.67%	$42,446	1.19%	$16,797	0.60%	$19,852	0.74%
30 to 80 days:
Commercial real estate	$4,371	0.29%	$22,923	1.60%	$9,603	0.67%	$17,063	1.77%	$3,773	0.39%
Commercial and industrial	1,714	0.24%	1,241	0.18%	3,689	0.45%	3,770	0.46%	1,349	0.19%
Commercial construction	835	0.32%	899	0.25%	10,446	2.89%	65	0.02%	—	—
Home equity	2,451	0.56%	2,106	0.46%	356	0.08%	137	0.05%	977	0.36%
Residential mortgage	1,346	0.37%	5,151	1.44%	5,093	1.25%	3,396	1.07%	1,385	0.47%
Consumer installment	342	0.46%	852	1.05%	449	0.53%	426	0.57%	1,089	1.49%
Consumer construction	—	—	—	—	—	—	—	—	—	—
Total Loans	$11,059	0.33%	$33,172	0.98%	$29,636	0.83%	$24,857	0.89%	$8,573	0.32%

Closed-end installment loans, amortizing loans secured by real estate and any other loans with payments scheduled monthly are reported past due when the borrower is in arrears two or more monthly payments. Other multi-payment obligations with payments scheduled other than monthly are reported past due when one scheduled payment is due and unpaid for 30 days or more. Management monitors delinquency on a monthly basis, including early stage delinquencies in the 30 to 89 days past due for early identification of potential problem loans.

Allowance for Loan Losses

S&T maintains an ALL at a level determined to be adequate to absorb estimated probable credit losses inherent in the loan portfolio as of the balance sheet date. During the fourth quarter of 2010, management implemented various enhancements to the ALL methodology to better align the calculation with the inherent risk identified within the loan portfolio. Changes included consideration of additional loan risk characteristics such as internal risk rating, collateral, and loan to value, enhancing the base loss calculation to consider the estimated loss emergence period of each loan

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

class and expanding the qualitative adjustments to consider additional factors. The enhancements made to the ALL methodology did not materially change the ALL at December 31, 2010 or any other periods in 2010.

S&T develops and documents a systematic ALL methodology based the following portfolio segments: 1) Commercial Real Estate (“CRE”), 2) Commercial & Industrial (“C&I”), 3) Commercial Construction, 4) Consumer Real Estate and 5) Other Consumer. The following is the ALL for the past 5 years by portfolio segment:

	December 31
	2010		2009		2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
(in thousands)

Commercial real estate	$30,424	59%	$27,322	46%	$18,781	44%	$8,014	23%	$7,824	24%
Commercial & industrial	9,777	19%	21,393	36%	20,170	47%	23,260	68%	20,716	62%
Commercial construction	5,905	11%	8,008	13%	73	0%	51	0%	378	1%
Consumer real estate	3,962	8%	2,143	4%	2,750	7%	2,266	7%	3,228	10%
Other consumer	1,319	3%	714	1%	915	2%	754	2%	1,074	3%
Total	$51,387	100%	$59,580	100%	$42,689	100%	$34,345	100%	$33,220	100%

The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ALL. CRE loans are secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes such as hotels, strip malls and apartments. Individual project cash flows, as well as global cash flows, are generally the sources of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type as well as the business prospects of the lessee, if the project is not owner occupied.

C&I loans are made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing. Cash flow from the operations of the company is the primary source of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the company. Collateral for these types of loans often do not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt.

Commercial Construction loans are made to finance the construction or building of structures as well as to finance the acquisition and development of raw land for various purposes. While the risk of these loans is generally confined to the construction period, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer.

Consumer Real Estate loans are secured by 1-4 family residences, including purchase money mortgages, 1st and 2nd lien home equity loans and home equity lines of credit. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the local housing market can also have a significant impact on this portfolio, since low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

Other Consumer loans are made to individuals that may be secured by assets other than 1-4 family residences, as well as unsecured loans. This segment includes auto loans, unsecured lines and

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

credit cards. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.

Significant to the ALL is a higher mix of commercial loans. These loans are generally larger in size and many are not seasoned and may be more vulnerable to an economic slowdown. Management relies on its loan review process to ensure the integrity of loan risk ratings and to assess potential weaknesses within specific credits. Current risk factors, trends in risk ratings and historical charge-off experiences are considered in the determination of the ALL.

The following table summarizes the ALL for each of the last five years as indicated:

	December 31
	2010	2009	2008	2007	2006
(in thousands)

General reserves	$47,756	$42,577	$35,574	$31,426	$30,593
Specific reserves	3,631	17,003	7,115	2,919	2,627
Total Allowance for Loan Losses	$51,387	$59,580	$42,689	$34,345	$33,220

The balance in the ALL decreased to $51.4 million or 1.53 percent of total loans at December 31, 2010 as compared to $59.6 million or 1.75 percent of total loans at December 31, 2009. During 2010, the decrease in the allowance is primarily a result of a decrease of $13.4 million of specific reserves offset by an increase of $5.2 million in general reserves. Overall, improving economic conditions contributed to the decrease in the ALL at December 31, 2010. Individually evaluated impaired loans decreased significantly to $50.7 million at December 31, 2009 compared to $91.5 million at December 31, 2009. The general reserves increased in 2010 as charge-offs continue to be at elevated levels and the prolonged economic conditions support higher qualitative adjustments to the ALL.

S&T’s allowance for lending-related commitments is computed using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for lending-related commitments through a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments decreased to $2.7 million at December 31, 2010 as compared to $4.2 million at December 31, 2009 due to a significant decrease in the volume of commitments in 2010. The allowance for lending-related commitments is included in other liabilities.

Consumer unsecured loans and secured loans that are not real estate secured are evaluated for charge-off after the loan becomes 90 days past due. Unsecured loans are fully charged off and secured loans are charged off to the estimated fair value of the collateral less the cost to sell. If the collateral is repossessed and remains unsold for 120 days, the carrying value will be completely charged off. Consumer loans secured by real estate are evaluated for charge-off after the loan balance becomes 90 days past due and are charged down to the estimated fair value of the collateral less cost to sell.

The charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off in the month the loss becomes probable, regardless of the delinquency status of the loan. S&T may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the remaining investment in the loan. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:

•	The status of a bankruptcy proceeding

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

•	The value of collateral and probability of successful liquidation
•	The status of adverse proceedings or litigation that may result in collection

This following summarizes S&T’s loan loss experience for each of the five years presented below:

	Years Ended December 31
	2010	2009	2008	2007	2006
(in thousands)

Balance at January 1:	$59,580	$42,689	$34,345	$33,220	$36,572
Charge-offs:
Commercial real estate	(23,925)	(8,795)	(828)	(273)	(3,002)
Commercial and industrial	(7,277)	(29,350)	(4,681)	(4,921)	(9,576)
Commercial construction	(6,353)	(12,397)	(1,869)	(118)	—
Consumer real estate	(2,210)	(4,558)	(3,217)	(515)	(331)
Other consumer	(1,262)	(1,762)	(1,575)	(1,253)	(1,129)
Total	(41,027)	(56,862)	(12,170)	(7,080)	(14,038)
Recoveries:
Commercial real estate	576	70	523	18	153
Commercial and industrial	328	532	1,035	1,452	487
Commercial construction	1,748	—	—	—	—
Consumer real estate	202	276	157	256	201
Other consumer	469	521	501	667	465
Total	3,323	1,399	2,216	2,393	1,306
Net Charge-offs	(37,704)	(55,463)	(9,954)	(4,687)	(12,732)
Provision for loan losses	29,511	72,354	12,878	5,812	9,380
Acquired loan loss reserve	—	—	5,420	—	—
Allowance for lending-related commitments	—	—	—	—	—
Balance at December 31:	$51,387	$59,580	$42,689	$34,345	$33,220

Net loan charge-offs decreased $17.8 million to $37.7 million or 1.11 percent of average loans for 2010 as compared to $55.5 million or 1.60 percent of average loans for 2009. The significant decrease is a result of improving economic conditions in 2010. Further, in 2009, S&T had a $26.9 million charge-off related to one commercial relationship.

The following table summarizes net charge-offs as a percentage of average loans:

	December 31
	2010	2009	2008	2007	2006
(in thousands)

Net charge-offs as a percentage average loans
Commercial real estate	1.42%	3.42%	0.52%	0.04%	—
Commercial and industrial	1.62%	0.62%	0.03%	0.03%	0.30%
Commercial construction	0.96%	3.74%	0.43%	0.46%	1.35%
Consumer real estate	0.24%	0.50%	0.40%	0.04%	0.02%
Other consumer	1.04%	1.52%	1.35%	0.78%	0.95%
Ratio of net charge-offs to average loans outstanding	1.11%	1.60%	0.31%	0.17%	0.49%
Allowance for loan losses as a percentage of total loans	1.53%	1.75%	1.20%	1.23%	1.25%
Allowance for loan losses to total non-performing loans	80%	66%	101%	204%	167%
Provision for loan losses as a percentage of net loan charge-offs	78%	130%	184%	124%	74%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Noninterest Earning Assets

Noninterest earning assets increased $52.4 million in 2010 compared to 2009. The 2010 increase was primarily attributable to cash and due from banks, due to increased cash balances held at the Federal Reserve and additions to joint venture projects.

Deposits

The following table presents the composition of deposits at December 31:

	December 31
	2010	2009	$ Change
(in thousands)

Deposits
Noninterest-bearing demand	$765,812	$712,120	$53,692
Interest-bearing demand	295,246	260,554	34,692
Money market	262,683	289,367	(26,684)
Savings	753,813	752,130	1,683
Certificates of deposit	1,239,970	1,290,370	(50,400)
Total	$3,317,524	$3,304,541	$12,983

Deposits are the primary source of funding for S&T. Management believes that the S&T deposit base is stable and that S&T has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. During 2010, the increase of $88.4 million in demand and NOW accounts is primarily related to the low interest rate environment, our marketing efforts for new demand accounts, corporate cash management services and participation in the Transaction Account Guarantee (“TAG”) Program. Offsetting the increase in demand and NOW accounts is a decrease of $26.7 million in money market and a decrease of $50.4 million in certificates of deposits. The decrease in money market accounts primarily related to one large deposit made at the bank, at the end of 2009, and withdrawn in early 2010. The decrease in certificates of deposit is primarily attributed to a $46.9 million decrease in brokered and CDARS certificates of deposits.

Certificates of deposit of $100,000 and over were 12 percent of total deposits at December 31, 2010 and 2009, respectively and primarily represent deposit relationships with local customers in our market area. Maturities of certificates of deposit of $100,000 or more outstanding at December 31, are summarized as follows:

2010
(in thousands)

Three months or less	$144,728
Over three through six months	74,778
Over six through twelve months	77,200
Over twelve months	154,845
Total Certificates of Deposit	$451,551

S&T participates in the Certificate of Deposit Account Registry Services (“CDARS”) program. The reciprocal program allows S&T customers to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. S&T maintains deposits by accepting certificates of deposits from customers of CDARS member banks in the exact amount as S&T

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

customers placed. S&T can also access the CDARS network to accept brokered certificates of deposit that are not part of the reciprocal CDARS program. As of December 31, 2010, the CDARS certificates of deposit were primarily reciprocal totaling $46.4 million and $10.0 million of brokered CDARS certificates of deposit. Both programs are classified as part of brokered retail certificates of deposit. The issuance of brokered retail certificates of deposits and participation in the CDARS program is an ALCO strategy to increase and diversify funding sources.

The daily average amount of deposits and rates paid on such deposits are summarized for the periods indicated in the following table:

	Years Ended December 31
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
(in thousands)

Noninterest-bearing demand deposits	$728,708		$637,434		$533,096
NOW/Money market accounts	518,383	0.24%	485,742	0.33%	395,629	0.76%
Savings deposits	749,325	0.28%	758,216	0.46%	865,839	1.35%
Certificates of deposit	1,300,803	1.95%	1,367,372	2.44%	1,102,717	3.41%
Total	$3,297,219		$3,248,764		$2,897,281

Borrowings

The following table represents the composition of borrowings at December 31:

	Years Ended December 31
	2010	2009	$ Change
(in thousands)

Securities sold under repurchase agreements, retail	$40,653	$44,935	$(4,282)
Short-term borrowings	—	51,300	(51,300)
Long-term borrowings	29,365	85,894	(56,529)
Junior subordinated debt securities	90,619	90,619	—
Total Borrowings	$160,637	$272,748	$(112,111)

Borrowings are an additional source of funding for S&T. Short-term borrowings are for terms under one year and were comprised of retail repurchase agreements (“REPOs”), federal funds purchased, term auction facility (“TAF”) advances and FHLB advances. S&T defines repurchase agreements with its local retail customers as retail REPOs. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. The estimated fair value of collateral provided to a third party is continually monitored and additional collateral is obtained or requested to be returned as appropriate. Federal funds purchased are unsecured overnight borrowings with other financial institutions. TAF advances are collateral backed short-term loans with the Federal Reserve. FHLB advances are for various terms secured by a blanket lien on residential mortgages, other real estate secured loans and FHLB stock with the FHLB of Pittsburgh. The purpose of long-term borrowings is to match-fund selected new loan originations, to mitigate interest rate sensitivity risks and to take advantage of discounted borrowing rates through the FHLB for community investment projects. The decline in borrowings of $112.1 million is a result of an ALCO strategy to deleverage the balance sheet and decreased loan demand as consumers and businesses continue to be cautionary in these economic times.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

During 2010, long-term borrowings decreased $56.5 million as compared to December 31, 2009. At December 31, 2010, S&T had long-term borrowings outstanding at a fixed rate of $26.0 million and $3.1 million at a variable rate.

During the third quarter of 2006, S&T Bank issued $25.0 million of junior subordinated debentures through a pooled transaction at an initial fixed rate of 6.78 percent. On September 15, 2011 and quarterly thereafter, S&T Bank has the option to redeem the subordinated debt, subject to a 30 day written notice and prior approval by the Federal Deposit Insurance Corporation (“FDIC”). If S&T Bank chooses not to exercise the option for early redemption on September 15, 2011 or subsequent quarters, the subordinated debt will convert to a variable rate of 3-month LIBOR plus 160 basis points. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on December 15, 2036.

During the first quarter of 2008, S&T completed a private placement to a financial institution of $20.0 million of floating rate trust preferred securities. The trust preferred securities mature in March 2038, are callable at S&T’s option after five years, bear interest initially at a rate of 6.44 percent per annum and quarterly adjust with the three-month LIBOR plus 350 basis points. S&T began making interest payments to the trustee on June 15, 2008 and quarterly thereafter. The trust preferred securities qualify as Tier 1 capital under regulatory guidelines. To issue these trust preferred securities, S&T formed STBA Capital Trust with $0.6 million of equity, which is owned 100 percent by S&T. The proceeds from the sale of the trust preferred securities and the issuance of common equity were invested in junior subordinated debt, which is the sole asset of the Trust. The Trust pays dividends on the trust preferred securities at the same rate as the distribution paid by S&T on the junior subordinate debt held by the Trust. Since the third-party investors are the primary beneficiaries, the Trust qualifies as a VIE but is not consolidated in S&T’s financial statements.

During the second quarter of 2008, S&T Bank issued $20.0 million of junior subordinated debt through a private placement with three financial institutions at an initial rate of 6.40 percent and floats quarterly with 3-month LIBOR plus 350 basis points. If all or any portion of the subordinated debt ceases to be deemed Tier 2 Capital due to a change in applicable capital regulations, S&T will have the right to redeem, on any interest payment date, subject to a 30 day written notice and prior approval by the FDIC, the subordinated debt at the applicable redemption rate, which starts at a high of 102.82 percent at June 15, 2009 and decreases yearly to 100 percent on June 15, 2013 and thereafter and can be called after five years. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on June 15, 2018.

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

Information pertaining to REPOs summarized in the table below:

	2010	2009	2008
(in thousands)

Balance at December 31	$40,653	$44,935	$113,419
Average balance during the year	46,489	94,019	128,890
Average interest rate during the year	0.14%	0.17%	1.36%
Maximum month-end balance during the year	$52,046	$129,835	$197,045
Average interest rate at December 31	0.10%	0.13%	0.39%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Information pertaining to FHLB advances is summarized in the table below:

	2010	2009	2008
(in thousands)

Balance at December 31	$—	$51,300	$308,475
Average balance during the year	32,473	96,929	227,918
Average interest rate during the year	0.45%	0.54%	1.87%
Maximum month-end balance during the year	$141,800	$195,150	$377,850
Average interest rate at December 31	—	0.62%	0.59%

Wealth Management Assets

As of December 31, 2010, the estimated fair value of the S&T Bank wealth management assets under management, which are not accounted for as part of the assets of S&T, increased to $1.4 billion, with $1,017.5 million in wealth management services and $409.3 million in brokerage services. The increase in 2010 is primarily attributable to the improved performance of the U.S. and global capital markets.

Explanation of Use of Non-GAAP Financial Measures

In addition to the results of operations presented in accordance with GAAP, S&T management uses and this Annual Report contains or references, certain non-GAAP financial measures, such as net interest income on a fully taxable-equivalent basis, operating revenue and the efficiency ratio. S&T believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and our business and performance trends as they facilitate comparisons with the performance of others in the financial services industry. Although S&T believes that these non-GAAP financial measures enhance investors’ understanding of S&T’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies.

We believe the presentation of net interest income on a fully taxable-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable-equivalent basis on page 25.

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

Capital Resources

Shareholders’ equity increased $25.3 million to $578.7 million at December 31, 2010 compared to $553.3 million at December 31, 2009. Net income available to common shareholders was $37.3 million and dividends paid to common shareholders were $16.7 million for 2010. Also, affecting capital was an increase of $5.7 million due to the issuance of treasury stock, an increase of $5.2 million in net unrealized gains on securities available-for-sale, net of tax, which is included in other comprehensive loss, offset by preferred dividends and amortization of $5.4 million.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

S&T continues to maintain a strong capital position with a leverage ratio of 11.07 percent as compared to the minimum regulatory guideline of 4.00 percent. S&T’s risk-based capital Tier 1 and Total ratios were 13.28 percent and 16.68 percent, respectively, at December 31, 2010, which places S&T well above the Federal Reserve Board’s risk-based capital guidelines of 4.00 percent and 8.00 percent for Tier 1 and Total capital. Management believes that the bank has sufficient cash flow, including cash and cash equivalents, and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity. Management believes that S&T has the ability to raise additional capital, if necessary.

In August 2009, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $300 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T may use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2010, S&T had not issued any securities pursuant to the shelf registration statement.

On January 16, 2009, S&T completed a $108.7 million capital raise as a participant in the Capital Purchase Program (the “CPP”). S&T used the funds received from the issuance of the Series A Preferred Stock and the Warrant to reduce S&T’s overnight borrowings at the FHLB which had the effect of increasing S&T’s liquidity for lending activities. Refer to Item 1 Business, Capital Purchase Program for additional information.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payments. S&T has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
	2011	2012-2013	2014-2015	Later Years	Total
(in thousands)

Deposits without a stated maturity(1)	$2,077,554	$—	$—	$—	$2,077,554
Certificates of deposit(1)	665,631	467,941	97,741	8,657	1,239,970
Federal funds purchased and securities sold under repurchase agreements(1)	40,653	—	—	—	40,653
Short-term borrowings(1)	—	—	—	—	—
Long-term borrowings(1)	1,456	12,946	3,136	11,827	29,365
Junior subordinated debt securities(1)	—	—	—	90,619	90,619
Operating and capital leases	1,533	3,044	3,065	34,716	42,358
Purchase obligations	6,329	11,919	5,590	—	23,838
Total	$2,793,156	$495,850	$109,532	$145,819	$3,544,357
(1)	Excludes interest

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Operating lease obligations represent short and long-term lease arrangements as described in Item 8, Note 10 Premises and Equipment, in the Consolidated Financial Statements. Purchase obligations primarily represent obligations under agreement with S&T’s third party data processing servicer as described in Note 16 Commitments and Contingencies. S&T’s obligation has a buyout provision of 40 percent of the remaining payments under the original term of the contract.

Off-Balance Sheet Arrangements

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

The following table sets forth the commitments and letters of credit for the periods stated:

	2010	2009
(in thousands)

Commitments to extend credit	$836,042	$966,903
Standby letters of credit	135,489	156,293
Total	$971,531	$1,123,196

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

S&T’s allowance for lending-related commitments totaled $2.7 million at December 31, 2010 and $4.2 million at December 31, 2009. Refer to Note 1 Summary of Significant Accounting Policies, Allowance for Unfunded Commitments for the methodology used to calculate the allowance for unfunded commitments.

Regulatory Matters

S&T and S&T Bank are subject to periodic examinations by the Pennsylvania Department of Banking (“PADB”), the FDIC and the Federal Reserve Bank of Cleveland (“Federal Reserve”). During 2010, the Federal Reserve conducted a Financial Holding Company Inspection of S&T that included, but was not limited to, procedures designed to review board of director and management oversight, financial statements to evaluate the condition of S&T and S&T Bank and intercompany transactions to determine their conformity with bank holding company laws, regulations, and policies of the Federal Reserve Board of Governors. No comments were received from the Federal Reserve that would have a material effect on S&T’s liquidity, capital resources, operations or its overall compliance with laws and regulations.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because the assets and liabilities of S&T are primarily monetary in nature, the presentation and analysis of cash flows in formats prescribed by United States generally accepted accounting principles (“GAAP”) are less meaningful for managing bank liquidity than for non-financial companies. Funds are typically provided from current earnings, maturity and sales of securities available for sale, loan repayments, deposits and borrowings. The primary uses of funds include new loans, repayment of borrowings, the purchase of securities and dividends to shareholders. The level and mix of sources and uses of funds are constantly monitored and adjusted by ALCO in order to maintain credit, liquidity and interest-rate risks within prescribed policy guidelines while maximizing earnings.

ALCO monitors and manages interest-rate sensitivity through gap, rate shock analysis, simulations and economic value of equity (“EVE”) in order to avoid unacceptable earnings fluctuations due to interest rate changes. S&T’s gap model includes certain management assumptions based upon past experience and the expected behavior of customers. The assumptions include principal prepayments for fixed rate loans, collateralized mortgage obligations and, mortgage-backed securities and classifying the demand, savings and money market balances by degree of interest-rate sensitivity.

The gap and cumulative gap represent the net position of assets and liabilities subject to repricing in specific time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of December 31, 2010.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — continued

Interest Rate Sensitivity

GAP	1-6 Months	7-12 Months	13-24 Months	>2 Years
(in thousands)

Repricing Assets:
Cash and due from banks and interest-bearing deposits with banks	$—	$—	$—	$108,196
Securities available-for-sale	30,419	26,713	57,863	173,030
Federal Home Loan Bank stock, at cost	—	—	—	22,365
Loans, net	1,645,362	280,840	457,915	928,423
Other assets	—	—	—	383,213
Total Assets	$1,675,781	$307,553	$515,778	$1,615,227

Repricing Liabilities:
Noninterest-bearing demand	$—	$—	$—	$765,812
Interest-bearing demand	36,906	36,906	73,811	147,623
Money market	262,683	—	—	—
Savings	514,440	34,196	68,392	136,785
Certificates of deposits	415,662	249,981	346,578	227,749
Securities sold under repurchase agreements and short-term borrowings	40,653	—	—	—
Long-term borrowings and junior subordinated debt securities	69,473	25,702	1,445	23,364
Other liabilities and shareholders’ equity	—	—	—	636,178
Total Liabilities and Shareholders’ Equity	1,339,817	346,785	490,226	1,937,511
GAP	335,964	(39,232)	25,552	(322,284)
Cumulative GAP	$335,964	$296,732	$322,284	$—

Rate Sensitive Assets/Rate Sensitive Liabilities	2010	2009
Cumulative 6 months	1.25	1.12
Cumulative 12 months	1.18	1.10

S&T’s one-year gap position at December 31, 2010 indicates an asset sensitive position. This means that more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive position will differ depending upon the change in market interest rates. For example, with an asset sensitive position in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease to our interest rate spreads, net interest income and operating income. Conversely, with an asset sensitive position in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase to our interest rate spreads, net interest income and operating income.

In addition to the gap analysis, S&T performs rate shock analyses on a static balance sheet to estimate the effect that specific interest rate changes would have on 12 months of pretax net interest income. Rate shock analyses assume an immediate parallel shift of +/–300 basis points in market interest rates. S&T has modified assumptions in the –300 basis point rate shock analysis due to the very low level of interest rates. Rate shock analyses also incorporate management assumptions regarding the level of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of fixed rate loans and securities with optionality. Inclusion of these assumptions makes rate shock analyses more useful than gap analysis alone. S&T’s policy is to limit the change in pretax net interest income over a one-year horizon to –20 percent given changes in rates using shocks up to +/– 300 basis points.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — continued

The table below shows the percent change to pretax net interest income with a rate shock of +/–300 basis points.

	+300 bps	–300 bps
December 31, 2010	11.67%	(10.76)%
December 31, 2009	8.16%	(6.93)%

The impact to pretax net interest income in the +/–300 basis point rate shocks for December 31, 2010 is consistent with having an asset sensitive balance sheet. When comparing the +/–300 basis point rate shock results in December 31, 2010 to December 31, 2009, the percent change to net interest income has improved/declined because the balance sheet has become more asset sensitive. The balance sheet has become more asset sensitive due to lower investment and loan volume resulting in a reduction in short term borrowings and lengthening of the deposit portfolio.

In order to monitor interest rate risk beyond the one-year time horizon of shocks, S&T also performs EVE analysis. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. As with rate shock analysis, EVE incorporates management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and core deposit behavior and value. S&T’s policy is to limit the change in EVE to –35 percent given changes in rates up to +/–300 basis points. The December 2010 results reflect a 12.56 percent increase and 21.74 percent decrease to EVE given a +300 and –300 basis point change in interest rates, respectively.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

S&T Bancorp, Inc. and Subsidiaries

December 31	2010	2009
(in thousands, except share and per share data)

ASSETS
Cash and due from banks	$46,936	$57,739
Interest-bearing deposits with banks	61,260	11,462
Securities available-for-sale	288,025	354,860
Federal Home Loan Bank stock, at cost	22,365	23,542
Loans held for sale	8,337	6,073
Portfolio loans	3,355,590	3,398,334
Allowance for loan losses	51,387	59,580
Portfolio loans, net	3,304,203	3,338,754
Premises and equipment, net	39,954	40,990
Goodwill	165,273	165,167
Other intangibles, net	7,465	9,408
Bank owned life insurance	54,924	52,863
Other assets	115,597	109,617
Total Assets	$4,114,339	$4,170,475

LIABILITIES
Deposits:
Noninterest-bearing demand	$765,812	$712,120
Interest-bearing demand	295,246	260,554
Money market	262,683	289,367
Savings	753,813	752,130
Certificates of deposit	1,239,970	1,290,370
Total Deposits	3,317,524	3,304,541

Securities sold under repurchase agreements	40,653	44,935
Short-term borrowings	—	51,300
Long-term borrowings	29,365	85,894
Junior subordinated debt securities	90,619	90,619
Other liabilities	57,513	39,868
Total Liabilities	3,535,674	3,617,157

SHAREHOLDERS’ EQUITY
Fixed rate cumulative perpetual preferred stock, series A, no par value, $1,000 per share liquidation preference Preferred Stock Authorized—10,000,000 shares in 2010 and 2009 Issued and outstanding—108,676 in 2010 and 2009	106,137	105,370
Common stock ($2.50 par value) Authorized—50,000,000 shares in 2010 and 2009 Issued—29,714,038 shares in 2010 and 2009 Outstanding—27,951,689 shares in 2010 and 27,746,554 shares in 2009	74,285	74,285
Additional paid-in capital	51,570	51,158
Retained earnings	401,734	383,118
Accumulated other comprehensive loss	(6,334)	(6,214)
Treasury stock (1,762,349 shares in 2010 and 1,967,484 shares in 2009, at cost)	(48,727)	(54,399)
Total Shareholders’ Equity	578,665	553,318
Total Liabilities and Shareholders’ Equity	$4,114,339	$4,170,475

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

S&T Bancorp, Inc. and Subsidiaries

Years Ended December 31	2010	2009	2008
(in thousands, except share and per share data)

INTEREST INCOME
Loans, including fees	$169,404	$179,774	$198,754
Investment Securities:
Taxable	7,685	11,020	12,630
Tax-exempt	2,830	3,655	3,529
Dividends	500	638	1,205
Total Interest Income	180,419	195,087	216,118

INTEREST EXPENSE
Deposits	28,717	38,438	52,363
Securities sold under repurchase agreements and federal funds purchased	64	142	1,750
Short-term borrowings	146	544	4,263
Long-term borrowings and junior subordinated debt securities	5,646	9,981	13,795
Total Interest Expense	34,573	49,105	72,171

NET INTEREST INCOME	145,846	145,982	143,947
Provision for loan losses	29,511	72,354	12,878
Net Interest Income After Provision for Loan Losses	116,335	73,628	131,069

NONINTEREST INCOME
Security gains (losses), net	274	(5,088)	(1,651)
Service charges on deposit accounts	11,713	12,942	12,322
Wealth management fees	7,808	7,500	7,967
Letter of credit fees	1,715	1,721	1,761
Insurance fees	8,312	7,751	8,096
Mortgage banking	3,403	2,727	(305)
Debit and credit card fees	7,624	6,921	5,910
Other	6,361	4,106	3,352
Total Noninterest Income	47,210	38,580	37,452

NONINTEREST EXPENSE
Salaries and employee benefits	48,715	48,848	42,708
Occupancy, net	6,928	6,819	6,416
Furniture and equipment	5,118	5,067	4,479
Other taxes	3,432	3,733	3,017
Data processing	6,145	6,048	5,488
Amortization of intangibles	1,943	2,308	1,055
Legal	4,448	2,323	1,211
Joint venture amortization	2,573	4,393	2,795
FDIC assessment	5,426	8,388	409
Other	20,905	20,199	16,223
Total Noninterest Expense	105,633	108,126	83,801
Income Before Taxes	57,912	4,082	84,720
Provision (benefit) for income taxes	14,432	(3,869)	24,517
Net Income	43,480	7,951	60,203
Preferred stock dividends and amortization of discount	6,201	5,913	—
Net Income Available to Common Shareholders	$37,279	$2,038	$60,203

Common earnings per share—basic	$1.34	$0.07	$2.30
Common earnings per share—diluted	1.34	0.07	2.28
Dividends declared per common share	0.60	0.61	1.24
Average common shares outstanding—basic	27,791	27,626	26,215
Average common shares outstanding—diluted	27,813	27,659	26,384

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

S&T Bancorp, Inc. and Subsidiaries

	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(in thousands, except per share data)

Balance at December 31, 2007		$—	$74,285	$27,502	$375,654	$2,900	$(142,781)	$337,560
Net income for 2008	$60,203				60,203			60,203
Other Comprehensive Income, Net of Tax
Change in unrealized losses on securities of ($6,761) net of reclassification adjustment for losses included in net income of $1,651 and tax benefit of $1,789	(3,321)					(3,321)		(3,321)
Adjustment to funded status of employee benefit plans, net of tax benefit of $7,304	(13,565)					(13,565)		(13,565)
Comprehensive Income	$43,317
Cash dividends declared ($1.24 per share)					(33,249)			(33,249)
Treasury stock issued (330,092 shares)				(1,648)			9,128	7,480
Recognition of restricted stock compensation expense				412				412
Tax benefit from nonstatutory stock options exercised				1,004				1,004
Recognition of nonstatutory stock option compensation expense				455				455
Treasury stock issued in acquisition (2,751,749 shares)				15,602	—		76,113	91,715
Balance at December 31, 2008		$—	$74,285	$43,327	$402,608	$(13,986)	$(57,540)	$448,694
Net income for 2009	$7,951				7,951			7,951
Other Comprehensive Income, Net of Tax
Change in unrealized losses on securities of ($765) net of reclassification adjustment for losses included in net income of $5,088 and tax expense of ($1,513)	2,810					2,810		2,810
Adjustment to funded status of employee benefit plans, net of tax expense of ($2,672)	4,962					4,962		4,962
Comprehensive Income	$15,723
Preferred dividend and amortization of discount		706			(5,913)			(5,207)
Cash dividends declared ($0.61 per share)					(16,869)			(16,869)
Treasury stock issued (113,626 shares)				2,867	(4,659)		3,141	1,349
Recognition of restricted stock compensation expense				465				465
Tax benefit from nonstatutory stock options exercised				4				4
Recognition of nonstatutory stock option compensation expense				483				483
Issuance of preferred stock (1)		104,664						104,664
Warrant for common stock issuance (1)				4,012				4,012
Balance at December 31, 2009		$105,370	$74,285	$51,158	$383,118	$(6,214)	$(54,399)	$553,318
Net income for 2010	$43,480				43,480			43,480
Other Comprehensive Income, Net of Tax
Change in unrealized gains on securities of $695 net of reclassification adjustment for gains included in net income of $(274) and tax expense of $(147)	274					274		274
Adjustment to funded status of employee benefit plans, net of tax benefit of $212	(394)					(394)		(394)
Comprehensive Income	$43,360
Preferred dividend and amortization of discount		767			(6,201)			(5,434)
Cash dividends declared ($0.60 per share)					(16,683)			(16,683)
Treasury stock issued (205,135 shares)					(1,980)		5,672	3,692
Recognition of restricted stock compensation expense				470				470
Tax benefit from nonstatutory stock options exercised				46				46
Forfeitures of nonstatutory stock options (11,000 shares)				(104)				(104)
Balance at December 31, 2010		$106,137	$74,285	$51,570	$401,734	$(6,334)	$(48,727)	$578,665

(1)	The preferred stock issued to the U.S Treasury in the amount of $104,664 is presented net of a discount of $4,012.

See	Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

S&T Bancorp, Inc. and Subsidiaries

Years Ended December 31	2010	2009	2008
(in thousands)

OPERATING ACTIVITIES
Net Income	$43,480	$7,951	$60,203
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	29,511	72,354	12,878
Provision for unfunded loan commitments	(1,555)	2,888	1,025
Depreciation and amortization	6,587	7,044	5,021
Net amortization of investment security premiums	881	948	1,136
Recognition of stock-based compensation expense	513	321	1,315
Security (gains) losses, net	(274)	5,088	1,651
Deferred income taxes	(4,537)	(7,465)	(6,023)
Tax benefits from stock-based compensation	(46)	(4)	(1,004)
Mortgage loans originated for sale	(121,883)	(144,852)	(17,316)
Proceeds from the sale of loans	119,617	139,556	17,702
Gains on the sale of loans, net	(1,809)	(510)	(224)
Net decrease (increase) in interest receivable	2,752	4,470	(4,124)
Net (decrease) increase in interest payable	(1,678)	(2,582)	314
Net (increase) decrease in other assets	(2,745)	(17,917)	4,843
Net increase (decrease) in other liabilities	20,170	(12,723)	(1,392)
Net Cash Provided by Operating Activities	88,984	54,567	76,005

INVESTING ACTIVITIES
Proceeds from maturities of securities available-for-sale	146,960	177,443	125,440
Proceeds from sales of securities available-for-sale	2,579	4,833	146,600
Purchases of securities available-for-sale	(81,713)	(86,135)	(124,334)
Net decrease (increase) in loans	3,236	113,064	(291,830)
Purchases of premises and equipment	(3,469)	(1,577)	(3,939)
Proceeds from sale of premises and equipment	60	1,314	—
Payment for purchase of IBT, net of cash acquired	—	—	(67,739)
Net Cash Provided by (Used in) Investing Activities	67,653	208,942	(215,802)

FINANCING ACTIVITIES
Net increase (decrease) in core deposits	63,383	79,565	(61,220)
Net (decrease) increase in certificates of deposit	(50,536)	(3,694)	94,210
Net (decrease) increase in short-term borrowings	(51,300)	(257,175)	228,475
Net decrease in securities sold under repurchase agreements and federal funds purchased	(4,281)	(68,484)	(90,176)
Proceeds from long-term borrowings	9,241	—	20,000
Repayments of long-term borrowings	(65,770)	(94,437)	(97,669)
Proceeds from junior subordinated debt securities	—	—	64,892
Proceeds from issuance of preferred stock and common stock warrant	—	108,676	—
Sale of treasury stock	3,692	1,349	7,480
Preferred stock dividends and amortization of discount	(5,434)	(4,513)	—
Cash dividends paid to shareholders	(16,683)	(25,427)	(32,302)
Tax benefits from stock-based compensation	46	4	1,004
Net Cash (Used in) Provided by Financing Activities	(117,642)	(264,136)	134,694
Net increase (decrease) in cash and cash equivalents	38,995	(627)	(5,103)
Cash and cash equivalents at beginning of year	69,201	69,828	74,931
Cash and Cash Equivalents at End of Year	$108,196	$69,201	$69,828
Supplemental Disclosures
Transfers to other real estate owned and other repossessed assets	$1,213	$3,756	$362
Net assets acquired in acquisition, excluding cash and cash equivalents	—	—	159,552
Interest paid	36,251	41,082	61,566
Income taxes paid	14,818	5,338	24,264

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

Accounting Policies

The financial statements of S&T and subsidiaries have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods then ended. Actual results could differ from those estimates. S&T’s significant accounting policies are described below.

Principals of Consolidation

The Consolidated Financial Statements include the accounts of S&T and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments of 20 percent to 50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting. Under the acquisition method of accounting, identifiable assets acquired, liabilities assumed and any noncontrolling interest are recorded at their estimated fair values as of the date of acquisition. Any excess of the cost of the acquisition over the estimated fair value is recorded as goodwill. Results of operations of the acquired entities are included in the Consolidated Statements of Income from the date of acquisition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

The fair value hierarchy gives the highest priority to unadjusted quoted market prices for identical instruments traded in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. S&T’s policy is to recognize transfers between any of the fair value hierarchy levels at the end of the reporting period in which the transfer occurred.

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

S&T’s collateralized mortgage obligations and mortgage-backed securities of U.S. government corporations and agencies are valued based on market data. The service provider utilizes evaluated pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs. All mortgage-backed securities are residential.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Marketable equity securities that have an active, quotable market are classified in Level 1. Marketable equity securities that are quotable, but are thinly traded or inactive, are classified as Level 2 and securities that are not readily traded and do not have a quotable market are classified as Level 3. All marketable equity securities are in the financial services industry.

Trading Assets

When available, S&T uses quoted market prices to determine the estimated fair value of trading assets. S&T’s only trading asset is a Rabbi Trust for deferred compensation plans, which is invested in two readily quoted mutual funds. The assets within the Rabbi Trust are classified as Level 1.

Derivative Financial Instruments

S&T calculates the estimated fair value for derivatives using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flow of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity and uses observable market based inputs, such as interest rate curves and implied volatilities. As such, estimates of fair value are classified as Level 2.

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

Impaired Loans

A loan is considered impaired when it is probable that S&T will be unable to collect all interest and principal payments due according to the original contractual terms of the loan agreement. S&T individually evaluates all substandard and doubtful commercial loans greater than $0.5 million for impairment and any other commercial loans greater than $0.5 million identified by management that show signs of impairment. S&T establishes the specific reserve based on the following three impairment methods: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate 2) the loan’s observable market price or 3) the estimated fair value of the collateral less estimated selling costs when the loan is collateral dependent. Collateral values are generally based upon appraisals from approved, independent state certified appraisers. The estimated fair value is determined as the recorded investment balance less any specific reserve.

Appraisals may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation or management’s knowledge of the borrower and the borrower’s business. Since not all valuation inputs are observable, S&T classifies these nonrecurring fair value determinations as Level 2 or Level 3 based on the lowest level of input that is significant to the fair value measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

OREO and Other Repossessed Assets

OREO and other repossessed assets are comprised of commercial construction and commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at the estimated fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of carrying value or current estimated fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. OREO and other repossessed assets are classified as Level 2.

Mortgage Servicing Rights

The estimated fair value of the MSRs is estimated by calculating the present value of estimated future net servicing cash flows, considering actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. As the valuation model includes significant unobservable inputs, MSRs are classified as Level 3. If the carrying value exceeds fair value, they are considered impaired and are classified within level 3 of the fair value hierarchy as a result.

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

Cash and Cash Equivalents and Other Short-Term Assets

The carrying amounts reported in the Consolidated Balance Sheets for cash and due from banks and interest-bearing deposits with banks approximate those assets estimated fair values.

Loans

The estimated fair value of variable rate performing loans is based on carrying values adjusted for credit risk. The estimated fair values for other performing loans is estimated using discounted cash flow analyses, utilizing interest rates currently being offered for loans with similar terms, adjusted for credit risk. The estimated fair value is not based on the exit price concept defined within the fair value accounting standard. The estimated fair value of nonperforming loans is based on their carrying value less any specific reserve. The carrying amount of accrued interest approximates its estimated fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Long-Term Borrowings

The estimated fair values disclosed for fixed-rate long-term borrowings are estimated by discounting contractual cash flows using current interest rates for long-term borrowings of similar remaining maturities. The carrying amount of the variable rate long-term borrowing approximates its estimated fair value.

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

Cash and Cash Equivalents

S&T considers cash and due from banks, interest-bearing deposits with banks and federal funds sold as cash and cash equivalents.

Securities

Management determines the appropriate classification of securities at the time of purchase. All securities, including both debt and equity securities, are classified as available-for-sale securities. Such securities are carried at estimated fair value with net unrealized gains and losses deemed to be temporary reported separately as a component of other comprehensive loss, net of tax. Realized gains and losses on the sale of available-for-sale securities and other-than-temporary impairment (“OTTI”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

charges are recorded within noninterest income in the Consolidated Statements of Income. Realized gains and losses on the sale of securities are determined using the specific-identification method. Bond premiums are amortized to the call date and bond discounts are accreted to the maturity date, both on a consistent yield basis.

S&T performs a review of the securities for OTTI on a quarterly basis to identify securities that may indicate an OTTI. S&T’s policy for OTTI declines within the marketable equity securities portfolio generally requires an impairment charge when the security is in a loss position for 12 consecutive months, unless facts and circumstances would suggest the need for an OTTI prior to that time. S&T’s policy for OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its estimated fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the investment security prior to the security’s recovery.

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

At December 31, 2010 and 2009, S&T’s FHLB stock totaled $22.4 million and $23.5 million, respectively. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.

S&T was notified in December 2008 by the FHLB that they have suspended the payment of dividends and the repurchase of excess capital stock until further notice. S&T management reviewed and evaluated the FHLB capital stock for OTTI at December 31, 2010. Management considered the suspension of dividends and the repurchase of excess capital stock by the FHLB Board of Directors in a letter to member banks dated December 23, 2008. Management reviewed the FHLB’s Form 10-Q for the period ended September 30, 2010 filed with the Commission on November 9, 2010 to support their conclusion around OTTI of FHLB stock.

S&T believes its holdings in the stock are ultimately recoverable at par value as of December 31, 2010 and, therefore, determined that the FHLB stock was not OTTI. In addition, S&T has sufficient liquidity and does not require redemption of its FHLB stock in the foreseeable future. Further, during the year on October 29, 2010, S&T received $1.2 million from the FHLB to redeem 11,771 shares of capital stock. Subsequent to year end, on February 24, 2011 an additional $1.1 million was received for the redemption of 11,183 shares.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Loans

Loans are reported at the principal amount outstanding net of unearned income, unamortized premiums or discounts and deferred origination fees or costs. Interest on loans is accrued as earned except where doubt exists as to the collectability of the loan, in which case recognition of income is discontinued. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is recognized on nonaccrual loans on a cash basis if recovery of the remaining principal is reasonably assured.

Accretion of discounts and amortization of premiums on loans are included in interest income in the Consolidated Statements of Income. Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of loan yield over the respective lives of the loans without consideration of anticipated prepayments. If a loan is paid off, the remaining unaccreted or unamortized net origination fees or costs are immediately recognized into income or expense.

Closed-end installment loans, amortizing loans secured by real estate and any other loans with payments scheduled monthly are reported past due when the borrower is in arrears two or more monthly payments. Other multi-payment obligations with payments scheduled other than monthly are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loans are placed on nonaccrual when interest and principal are 90 days or more past due or at management’s discretion when there has been a material deterioration in the borrower’s financial condition. Loans may be returned to accruing status when the borrower has resumed paying the full amount of the scheduled contractual obligation for a sustained period of time, generally at least six months, and S&T is reasonably assured of collecting the remaining contractual principal and interest.

Generally, consumer loans are charged off against the allowance for loan losses (“ALL”) upon the loan reaching 90 days past due. Commercial loans are charged off as management becomes aware of facts and circumstances that raise doubt as to the collectability of all or a portion of the principal.

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

Allowance for Loan Losses

The ALL reflects management’s judgment of probable losses inherent in the loan portfolio at the balance sheet date. The methodology for determining the ALL has two main components including: 1) evaluation and impairment tests of individual loans and 2) evaluation and impairment tests of certain groups of homogeneous loans.

A loan is considered impaired when it is probable that S&T will be unable to collect all interest and principal payments due according to the original contractual terms of the loan agreement. S&T individually evaluates all substandard and doubtful commercial loans greater than $0.5 million for impairment and any other commercial loans greater than $0.5 million identified by management that show signs of impairment. Loans that are individually evaluated for impairment are evaluated using one of the three impairment measurement methods as of the evaluation date:

1)	The present value of expected future cash flows discounted at the loan’s effective interest rate;
2)	The loan’s observable market price; or
3)	The estimated fair value of the collateral if the loan is collateral dependent

S&T’s impairment evaluations consist primarily of the fair value of collateral method since most loans are collateral dependent. Collateral values are discounted to consider disposition costs. A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

specific reserve is established if the fair value of the impaired loan is less than the recorded investment in the loan balance.

The ALL for homogeneous loans is calculated using a systematic methodology that is applied on a quarterly basis. The ALL model is comprised of five distinct portfolio segments: 1) Commercial Real Estate (“CRE”), 2) Commercial & Industrial (“C&I”), 3) Commercial Construction, 4) Consumer Real Estate and 5) Other Consumer. Each segment has a distinct set of risk characteristics monitored by management. Management further assesses and monitors risk and performance at a more disaggregated level which includes S&T’s internal risk rating system for the commercial segments and collateral position and loan to value (“LTV”) for the consumer segments.

Historical loss calculations are performed using a simplified migration technique where losses in each class of loans are aggregated over the loss emergence period. The loss emergence period is defined as the average time between the incurrence of a credit event (deterioration in the borrower’s financial condition) and the confirmation of a loss (identification of the individual loan as impaired). Currently, management has estimated the loss emergence period to be two years for commercial real estate loans and one year for all other loan classes. These historic loss calculations are then aggregated and applied to each segment of loans to determine the component of the ALL based upon historic losses. Since the losses captured in the historical loss analysis may not accurately represent the losses inherent in the loan portfolio at the balance sheets date, qualitative adjustments are then applied to loan segments to determine the total ALL. Qualitative adjustments are aggregated into five categories, including process, economic conditions, loan portfolio, asset quality and other external factors.

Within the five aforementioned categories, the following qualitative factors are considered:

1)	Changes in the Bank’s lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices not considered elsewhere in estimating credit losses;
2)	Changes in national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;
3)	Changes in the nature and volume of the Bank’s loan portfolio and in terms of loans;
4)	Changes in the experience, ability and depth of the Bank’s lending management and staff;
5)	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;
6)	Changes in the quality of the Bank’s loan review system;
7)	Changes in the value of the underlying collateral for collateral-dependent loans;
8)	The existence and effect of any concentrations of credit and changes in the level of such concentrations; and
9)	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s current loan portfolio.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Goodwill and Other Intangible Assets

S&T has core deposit and other intangible assets subject to amortization. S&T determined the amount of identifiable intangible assets based upon independent core deposit and insurance contract analyses. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances occurred during the years ended December 31, 2010, 2009 and 2008.

S&T has three reporting units including: Community Banking, Wealth Management and Insurance. At December 31, 2010, S&T had goodwill of $165.3 million, including $161.1 million in Community Banking, representing 97 percent of total goodwill and $4.2 million in Insurance, representing three percent of total goodwill. The carrying value of goodwill is tested annually for impairment each October 1 or more frequently if indicators of impairment are present. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in an impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied goodwill value of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess. Management’s analysis indicated that estimated fair value exceeded carrying value for 2010 and 2009. As such, no goodwill impairment was recorded.

Joint Ventures

S&T has 33 limited partnership investments in affordable housing and federal historic rehabilitation projects for which it provides funding as a limited partner and receives tax credits and tax deductions for losses incurred by the projects. At December 31, 2010 and 2009, S&T had recorded investments in other assets in the Consolidated Balance Sheets of approximately $24.2 million and $18.1 million, respectively, associated with these investments. These investments are amortized over 10 years and certain investments are reviewed annually for impairment. The impairment test considers estimated tax credits and tax benefits of future losses. Investments in partnerships for the purpose of rehabilitating historic structures are evaluated for impairment at the end of each reporting period and are recorded at their net realizable value expected from future tax credits. S&T determined that it is not the primary beneficiary of these partnerships and does not consolidate them.

OREO and Other Repossessed Assets

OREO and other repossessed assets are included in other assets in the Consolidated Balance Sheets and are comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of a foreclosure. These properties are recorded at the estimated fair value less cost to sell. Loan losses arising from the acquisition of such property initially are charged against the ALL. Subsequently, these assets are carried at the lower of carrying value or current fair value less cost to sell. Gains or losses realized subsequent to acquisition are recorded in other expenses in the Consolidated Statements of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

For the years ended December 31, 2010, 2009 and 2008, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $109.3 million, $133.5 million and $17.4 million respectively. At December 31, 2010, 2009 and 2008 S&T’s servicing portfolio totaled $318.2 million, $255.9 million and $172.6 million, respectively.

The following table indicates mortgage servicing rights and the net carrying values:

	Servicing Rights	Valuation Allowance	Net Carrying Value
(in thousands)

Balance at December 31, 2008	$1,872	$1,040	$832
Additions/(reductions)	1,233	(448)	1,681
Amortization	(413)	—	(413)
Balance at December 31, 2009	$2,692	$592	$2,100
Additions/(reductions)	1,006	233	773
Amortization	(406)	—	(406)
Balance at December 31, 2010	$3,292	$825	$2,467

Bank Owned Life Insurance

S&T has purchased life insurance policies on certain executive officers and employees. S&T receives the cash surrender value of each policy upon its termination or benefits are payable upon the death of the insured. Changes in net cash surrender value are recognized in noninterest income or expense in the Consolidated Statements of Income.

Derivative Financial Instruments

Interest Rate Swaps

Interest rate swaps are contracts in which a series of interest rate flows (fixed and variable) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

exchanged. S&T utilizes interest rate swaps for commercial loans. These derivative positions relate to transactions in which S&T enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, S&T agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a same notional amount at a fixed rate. At the same time, S&T agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows S&T’s customer to effectively convert a variable rate loan to a fixed rate loan with S&T receiving a variable yield. These agreements could have floors or caps on the contracted interest rates.

Pursuant to S&T’s agreements with various financial institutions, S&T may receive collateral or may be required to post collateral based upon mark-to-market positions. Beyond unsecured threshold levels, collateral in the form of cash or securities may be made available to counterparties of swap transactions. Based upon S&T’s current positions and related future collateral requirements relating to them, S&T believes any affect on its cash flow or liquidity position to be immaterial. Derivatives contain an element of credit risk, the possibility that S&T will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by S&T’s Asset and Liability Committee (“ALCO”) and derivatives with customers may only be executed with customers within credit exposure limits approved by S&T’s Board of Directors Loan Committee. Interest rate swaps are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Consolidated Statements of Income.

Interest Rate Lock Commitments and Forward Sale Contracts

In the normal course of business, S&T sells originated mortgage loans into the secondary mortgage loan market. S&T offers interest rate lock commitments to potential borrowers. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. In addition, S&T can encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. S&T may utilize forward sale contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The rate lock is executed between the mortgagee and S&T and in turn a forward sale contract may be executed between S&T and the investor. Both the rate lock commitment and the corresponding forward sale contract for each customer are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives during the commitment period are recorded in current earnings and included in mortgage banking in the Consolidated Statements of Income.

Allowance for Unfunded Commitments

S&T, in the normal course of business, offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. S&T’s exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. S&T applies the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

future cash requirements. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

Wealth Management and Income

Assets held in a fiduciary capacity by the subsidiary bank, S&T Bank, are not assets of S&T Bank and are therefore not included in the Consolidated Financial Statements. Wealth management fee income is reported in the Consolidated Statements of Income on the accrual basis. At December 31, 2010, 2009 and 2008, S&T’s wealth management fee income totaled $7.8 million, $7.5 million and $8.0 million, respectively.

Stock-Based Compensation

S&T has various stock-based employee compensation plans, which are described in Note 19 Incentive and Restricted Stock Plan and Dividend Reinvestment Plan. Awards granted are valued at estimated fair value and compensation cost is recorded on a straight-line basis over the lesser of the requisite service period or the period through the date that the employee became eligible to retire, net of estimated forfeitures.

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

Deferred income tax assets and liabilities are determined using the asset and liability method and are reported in other assets or other liabilities, as appropriate, in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rate and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more likely than not.

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in other assets or other liabilities, as appropriate, in the Consolidated Balance Sheets. S&T evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance. These changes, when they occur, can affect deferred taxes and accrued taxes, as well as the current period’s income tax expense and can be significant to the operating results of S&T.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Earnings Per Common Share

Basic earnings per share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the basic calculation, but are included in diluted EPS. In computing diluted EPS, average shares outstanding have been increased by the dilutive common stock equivalents relating to S&T’s outstanding stock options, restricted stock and warrant. Excluded from the calculation were anti-dilutive stock options of 930,969 shares, 1,173,660 shares and 543,439 shares and anti-dilutive restricted stock of 11,638 shares, 22,846 shares and 19,420 shares for the years ended December 31, 2010, 2009 and 2008, respectively. Further 517,012 common stock warrants were anti-dilutive at December 31, 2010 and 2009.

A reconcilement of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	2010	2009	2008
Weighted average shares outstanding (basic)	27,791,145	27,626,223	26,214,678
Impact of common stock equivalents	22,261	32,638	169,631
Weighted average shares outstanding (diluted)	27,813,406	27,658,861	26,384,309

Recently Issued Accounting Pronouncements

Disclosures about Credit Quality and the Allowance for Credit Losses

Pursuant to the July 2010 the Financial Accounting Standards Board (“FASB”) accounting standards update, further disclosures are required about the credit quality of financing receivables and the allowance for credit losses. The disclosures will provide financial statement users with additional information about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses and the reasons for the change in the allowance for credit losses. This requirement was effective as of December 31, 2010, although certain disclosures have a deferred effective date.

In January 2011, FASB issued an accounting pronouncement to amend the July 2010 pronouncement on credit quality of financing receivables to defer the effective date of the disclosures specifically related to troubled debt restructurings. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring is anticipated to be effective for interim and annual periods ending after June 15, 2011. S&T does not believe that this pronouncement will have a material impact on its Consolidated Financial Statements.

Fair Value Measurements

In January 2010, the FASB issued an accounting standards update that required more robust disclosures on the fair value of assets and liabilities when an asset or liability is transferred in the fair value hierarchy in or out of Level 1 and 2. This update was applied for interim and annual periods beginning after January 1, 2010. The adoption of this pronouncement did not have a material impact on S&T’s Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Accounting for Transfers of Financial Assets

In June 2009, FASB issued an accounting pronouncement regarding accounting for transfers of financial assets, which eliminates the qualifying special-purpose entities (“QSPEs”) concept and associated guidance that had been a significant source of complexity, creates more stringent conditions for reporting a transfer of a portion of financial asset as a sale, clarifies other sale accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The accounting pronouncement was effective as of January 1, 2010. The adoption of this pronouncement did not have a material impact on S&T’s Consolidated Financial Statements.

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

Employer’s Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued an accounting standard to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This accounting standard is effective for fiscal years ending after December 15, 2009. The adoption of this accounting standard did not have a material impact on S&T’s Consolidated Financial Statements and only required additional disclosures.

Future Application of Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In September 2010, the FASB’s Emerging Issues Task Force reached a final consensus on accounting for costs associated with acquiring or renewing insurance contracts. The consensus clarifies that only costs that are associated with the successful acquisition of a new or renewal insurance contract would be capitalized as deferred acquisition costs. The consensus will be effective for fiscal periods beginning on or after December 15, 2011. Either prospective or retrospective application is permitted. S&T is currently evaluating the impact of the consensus on the Consolidated Financial Statements.

Fair Value Measurements

Pursuant to the January 2010 FASB accounting standards update, further disclosures will be required for the activity within Level 3 of the fair value hierarchy regarding purchases, sales, issuances and settlements. This requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, although early adoption is permitted. The accounting standards update requires additional disclosure and S&T does not anticipate it will have any impact on the Consolidated Financial Statements.

Reclassification

Certain amounts in prior years’ financial statements have been reclassed to conform to the current year’s presentation. The reclassifications had no significant effect on S&T’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE 2. CAPITAL PURCHASE PROGRAM

On January 16, 2009, S&T completed a $108.7 million capital raise as a participant in the U.S. Treasury Capital Purchase Program (the “CPP”). In conjunction with S&T’s participation in the CPP, S&T issued to the U.S. Treasury 108,676 shares of S&T’s Series A Preferred Stock, having a liquidation amount equal to $1,000 per share, for a total price of $108.7 million. The Series A Preferred Stock pays cumulative dividends at a rate of five percent per year for the first five years and thereafter at a rate of nine percent per year. S&T calculated the estimated fair value of the preferred stock with a discounted cash flow model using a 10 percent discount rate determined by a group of similarly rated preferred securities in the banking sector. The level yield method is used to amortize the discount on the preferred stock over a period of five years. The Series A Preferred Stock is generally non-voting.

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

As part of its purchase of the Series A Preferred Stock, the U.S. Treasury received a Warrant to purchase 517,012 shares of S&T’s common stock at an initial per share exercise price of $31.53. The Warrant provides for the adjustment of the exercise price and the number of shares of S&T’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of S&T’s common stock and upon certain issuances of S&T’s common stock at or below a specified price relative to the initial exercise price. S&T engaged an outside expert to calculate the estimated fair value of the common stock warrant issued by S&T on January 16, 2009. A binomial pricing model was used resulting in an estimated fair value of $4.0 million.

The assumptions used to calculate the estimated fair value of the Warrant are summarized below:

Assumption	Value
Contractual term	10 years
Exercise price	$31.53
Estimated fair value of company stock	$29.14
Expected life	10 years
Risk-free rate over expected life of the Warrant	2.36%
Expected volatility	28.40%
Expected dividend yield	3.85%

S&T utilized the average of daily and monthly historical volatility for purposes of this valuation. The Warrant expires 10 years from the issuance date. In addition, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE 3. ACQUISITION

On June 6, 2008, S&T completed the acquisition of 100 percent of the voting shares of IBT Bancorp, Inc. (“IBT”) located in Irwin, Pennsylvania, which was the sole shareholder of Irwin Bank, in a stock and cash transaction valued at approximately $176.6 million. Pursuant to the terms of the merger agreement, shareholders of IBT were entitled to elect to receive for each share of IBT common stock that they owned, either $31.00 in cash or 0.93 of a share of S&T common stock. S&T issued 2,751,749 shares of common stock out of its treasury shares at a recorded estimated fair value of $91.7 million based on $33.33 per share, which was the closing price on May 12, 2008, the day before the IBT shareholders approved the merger and paid a total of $75.1 million in cash to the former IBT shareholders. The acquisition significantly expanded S&T’s market share in the growing Allegheny and Westmoreland County markets in western Pennsylvania. The acquisition was accounted for under the purchase method and all transactions of IBT since the acquisition date are included in S&T’s Consolidated Financial Statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of IBT.

June 6, 2008 Unaudited
(in thousands)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Presented below is certain unaudited pro forma information for the year ended December 31, 2008 as if IBT had been acquired on January 1, 2008. These results combine the historical results of IBT for the period from January 1, 2008 to June 6, 2008 with the results of S&T. The results of IBT exclude certain nonrecurring merger related expenses (including contract buy-outs, $5.2 million; change-in-control payments, $1.0 million; and legal and consulting expense, $2.2 million). These pro forma results, which include certain adjustments for the estimated impact of purchase accounting adjustments, are not necessarily indicative of what results would have been had the acquisition taken place on the indicated dates. Revenue is the sum of net interest income (total interest income less total interest expense) plus noninterest income, excluding security losses.

Years Ended December 31	2008
(in thousands, except per share data)

Revenue	$194,029
Net income	64,932
Net income available to common shareholders	64,932
Common earnings per share—basic	$2.37
Common earnings per share—diluted	2.36

NOTE 4. FAIR VALUE MEASUREMENTS

S&T uses fair value measurements to record fair value adjustments to certain financial assets and liabilities and to expand disclosures on these measurements. Refer to Note 1 Summary of Significant Accounting Policies under Fair Value Measurements for S&T’s accounting policy including details of the valuation methods used to determine the estimated fair values of S&T’s assets and liabilities. The following tables present S&T’s assets and liabilities that are measured at estimated fair value on a recurring basis by fair value hierarchy level at December 31, 2010 and 2009. There were no transfers between Level 1 and Level 2 for items of a recurring basis during the periods presented.

	December 31, 2010
	Level 1	Level 2	Level 3	Total
(in thousands)

ASSETS
Obligations of U.S. government corporations and agencies	$—	$125,675	$—	$125,675
Collateralized mortgage obligations of U.S. government corporations and agencies	—	41,491	—	41,491
Mortgage-backed securities of U.S. government corporations and agencies	—	43,991	—	43,991
Obligations of states and political subdivisions	—	65,772	—	65,772
Marketable equity securities	1,528	7,980	1,588	11,096
Trading account assets	2,089	—	—	2,089
Interest rate swaps	—	17,518	—	17,518
Interest rate lock commitments	—	217	—	217
Forward sale contracts		412		412
Total Assets	$3,617	$303,056	$1,588	$308,261

LIABILITIES
Interest rate swaps	$—	$17,355	$—	$17,355
Total Liabilities	$—	$17,355	$—	$17,355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	December 31, 2009
	Level 1	Level 2	Level 3	Total
(in thousands)

ASSETS
Obligations of U.S. government corporations and agencies	$—	$127,971	$—	$127,971
Collateralized mortgage obligations of U.S. government corporations and agencies	—	60,229	—	60,229
Mortgage-backed securities of U.S. government corporations and agencies	—	61,521	—	61,521
Obligations of states and political subdivisions	—	92,928	—	92,928
Marketable equity securities	3,607	7,466	1,138	12,211
Trading account assets	3,090	—	—	3,090
Interest rate swaps	—	11,661	—	11,661
Interest rate lock commitments	—	126	—	126
Forward sale contracts	—	192	—	192
Total Assets	$6,697	$362,094	$1,138	$369,929

LIABILITIES
Interest rate swaps	$—	$11,594	$—	$11,594
Total Liabilities	$—	$11,594	$—	$11,594

S&T classifies financial instruments in Level 3 when valuation models are used because significant inputs are not observable in the market. The following tables present the changes in assets measured at estimated fair value on a recurring basis and for which S&T has utilized Level 3 inputs to determine the estimated fair value:

Marketable Equity Securities(1)
(in thousands)

Balance at beginning of period	$1,138
Principal transactions	—
Total gains (losses)
Included in earnings	—
Included in other comprehensive loss	(40)
Transfers into Level 3	490
Transfers out of Level 3	—
Ending Balance at December 31, 2010	$1,588
(1)

Changes in estimated fair value of available-for-sale investments are recorded in accumulated other comprehensive loss, while gains and losses from sales are recorded in security gains (losses), net in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Marketable Equity Securities(1)
(in thousands)

Balance at beginning of period	$1,050
Principal transactions	—
Total gains (losses)
Included in earnings	—
Included in other comprehensive loss	88
Transfers into Level 3	—
Transfers out of Level 3	—
Ending Balance at December 31, 2009	$1,138
(1)

Changes in estimated fair value of available-for-sale investments are recorded in accumulated other comprehensive loss, while gains and losses from sales are recorded in security gains (losses), net in the Consolidated Statements of Income.

S&T may be required to measure certain assets and liabilities on a nonrecurring basis. The following tables present S&T’s assets that are measured at estimated fair value on a nonrecurring basis by the fair value hierarchy level at December 31, 2010 and 2009. There were no liabilities measured at estimated fair value on a nonrecurring basis during these periods.

	December 31, 2010
	Level 1	Level 2	Level 3	Total
(in thousands)

ASSETS
Loans held for sale	$—	$8,337	$—	$8,337
Impaired loans	—	44,757	2,293	47,050
Other real estate owned	—	5,820	—	5,820
Mortgage servicing rights	—	—	2,510	2,510
Total Assets	$—	$58,914	$4,803	$63,717

	December 31, 2009
	Level 1	Level 2	Level 3	Total
(in thousands)

ASSETS
Loans held for sale	$—	$6,073	$—	$6,073
Impaired loans	—	79,258	12,285	91,543
Other real estate owned and other repossessed assets	—	4,607	—	4,607
Mortgage servicing rights	—	—	2,263	2,263
Total Assets	$—	$89,938	$14,548	$104,486

In addition to financial instruments recorded at estimated fair value in S&T’s financial statements, the fair value accounting pronouncement requires disclosure of estimated fair value of all of an entity’s assets and liabilities considered to be financial instruments. For estimated fair value disclosure purposes, S&T substantially utilized the estimated fair value measurement criteria as required and discussed in Note 1 Summary of Significant Accounting Policies. These estimates of fair value are significantly affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table indicates the estimated fair value of S&T’s financial instruments as of:

	December 31, 2010		December 31, 2009
	Estimated Fair Value	Carrying Value(1)	Estimated Fair Value	Carrying Value(1)
(in thousands)

ASSETS
Cash and due from banks and interest-bearing deposits with banks	$108,196	$108,196	$69,201	$69,201
Securities available-for-sale	288,025	288,025	354,860	354,860
Federal Home Loan Bank stock, at cost	22,365	22,365	23,542	23,542
Loans	3,336,421	3,363,927	3,380,070	3,404,407
Bank owned life insurance	54,924	54,924	52,863	52,863
Trading account assets	2,089	2,089	3,090	3,090
Mortgage servicing rights	2,510	2,467	2,263	2,100
Interest rate swaps	17,518	17,518	11,661	11,661
Interest rate lock commitments	217	217	126	126
Forward sales contracts	412	412	192	192

LIABILITIES
Deposits	$3,328,864	$3,317,524	$3,324,377	$3,304,541
Securities sold under repurchase agreements	40,653	40,653	44,935	44,935
Short-term borrowings	—	—	51,300	51,300
Long-term borrowings	31,345	29,365	87,817	85,894
Junior subordinated debt securities	91,460	90,619	92,296	90,619
Interest rate swaps	17,355	17,355	11,594	11,594
(1)	As reported in the Consolidated Balance Sheets

NOTE 5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, S&T uses derivative instruments and hedging activities as discussed under Derivative Financial Instruments in Note 1 Summary of Significant Accounting Policies.

The following table indicates the amount representing the value of derivative assets and derivative liabilities at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
	2010	2009	2010	2009
(in thousands)

Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts—Commercial Loans
Estimated fair value	$17,518	$11,661	$17,355	$11,594
Notional amount	211,078	227,203	211,078	227,203
Collateral posted	—	—	13,928	10,935
Interest Rate Lock Commitments—Mortgage Loans
Estimated fair value	217	126	—	—
Notional amount	17,033	10,672	—	—
Forward Sale Contracts—Mortgage Loans
Estimated fair value	412	192	—	—
Notional amount	21,785	15,012	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table indicates the gain or loss recognized in income on derivatives for the year ended December 31:

	2010	2009	2008
(in thousands)

Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$96	$(616)	$98
Interest rate lock commitments—mortgage loans	62	6	107
Forward sale contracts—mortgage loans	220	242	(44)

NOTE 6. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the Federal Reserve Board. During the years ended 2010, 2009 and 2008 the required reserves averaged $32.5 million, $27.2 million and $22.2 million, respectively.

NOTE 7. SECURITIES AVAILABLE-FOR-SALE

The following tables indicate the composition of the securities portfolio at December 31:

	Available-for-Sale
2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
( in thousands)

Obligations of U.S. government corporations and agencies	$123,812	$2,078	$(215)	$125,675
Collateralized mortgage obligations of U.S. government corporations and agencies	39,790	1,701	—	41,491
Mortgage-backed securities of U.S. government corporations and agencies	41,373	2,618	—	43,991
Obligations of states and political subdivisions	64,651	1,357	(236)	65,772
Debt Securities Available-for-Sale	269,626	7,754	(451)	276,929
Marketable equity securities	10,347	1,010	(261)	11,096
Total	$279,973	$8,764	$(712)	$288,025

	Available-for-Sale
2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
( in thousands)

Obligations of U.S. government corporations and agencies	$126,588	$1,461	$(78)	$127,971
Collateralized mortgage obligations of U.S. government corporations and agencies	58,010	2,219	—	60,229
Mortgage-backed securities of U.S. government corporations and agencies	58,834	2,687	—	61,521
Obligations of states and political subdivisions	91,146	2,013	(231)	92,928
Debt Securities Available-for-Sale	334,578	8,380	(309)	342,649
Marketable equity securities	12,652	741	(1,182)	12,211
Total	$347,230	$9,121	$(1,491)	$354,860

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

There were $0.4 million, $0.2 million and $3.4 million in gross realized gains and $0.1 million, $5.3 million and $5.1 million in gross realized losses in 2010, 2009 and 2008, in each case respectively, relating to securities available-for-sale.

The following tables present the estimated fair value and the age of gross unrealized losses by investment category:

	Less Than 12 Months		12 Months or More		Total
2010	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands)

Obligations of U.S. government corporations and agencies	$20,558	$(215)	$—	$—	$20,558	$(215)
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	13,167	(194)	917	(42)	14,084	(236)
Debt Securities Available-for-Sale	33,725	(409)	917	(42)	34,642	(451)
Marketable equity securities	2,068	(261)	—	—	2,068	(261)
Total Temporarily Impaired Securities	$35,793	$(670)	$917	$(42)	$36,710	$(712)

	Less Than 12 Months		12 Months or More		Total
2009	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands)

Obligations of U.S. government corporations and agencies	$20,912	$(78)	$—	$—	$20,912	$(78)
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	5,969	(84)	3,881	(147)	9,850	(231)
Debt Securities Available-for-Sale	26,881	(162)	3,881	(147)	30,762	(309)
Marketable equity securities	8,385	(1,182)	—	—	8,385	(1,182)
Total Temporarily Impaired Securities	$35,266	$(1,344)	$3,881	$(147)	$39,147	$(1,491)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

S&T does not believe any individual unrealized loss as of December 31, 2010 represents an OTTI. Refer to Note 1 Summary of Significant Accounting Policies for S&T’s accounting policy surrounding securities and OTTI.

As of December 31, 2010, the unrealized losses on 39 debt securities were primarily attributable to changes in interest rates. The unrealized losses on 10 marketable equity securities as of December 31, 2010 were attributable to temporary declines in estimated fair value. S&T does not intend to sell and it is not likely that S&T will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of its amortized cost.

Net unrealized gains of $5.2 million and $5.0 million were included in accumulated other comprehensive loss, net of tax, at December 31, 2010 and 2009, respectively. Gross unrealized gains of $5.7 million and $6.0 million were netted against gross unrealized losses of $0.5 million and $1.0 million, respectively, for these same periods. During 2010 and 2009, approximately $0.4 million and $0.2 million, respectively, of unrealized gains were reclassified out of accumulated other comprehensive loss into earnings, while $0.1 million and $5.3 million, respectively, of unrealized losses were reclassified into earnings to record OTTI.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2010, by contractual maturity, are included in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale	Amortized Cost	Estimated Fair Value
(in thousands)

Due in one year or less	$12,726	$13,114
Due after one year through five years	135,795	138,068
Due after five years through ten years	9,395	9,560
Due after ten years	30,547	30,705
	188,463	191,447
Collateralized mortgage obligations of U.S. government corporations and agencies	39,790	41,491
Mortgage-backed securities of U.S. government corporations and agencies	41,373	43,991
Total Debt Securities Available-for-Sale	269,626	276,929
Marketable equity securities	10,347	11,096
Total	$279,973	$288,025

At December 31, 2010 and 2009, securities with principal amounts of $209.3 million and $251.4 million, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE 8. LOANS AND LOANS HELD FOR SALE

The following table presents the composition of the loan portfolio at December 31:

	2010	2009
(in thousands)

Consumer:
Home equity	$441,096	$458,643
Residential mortgage	359,536	357,393
Consumer installment	74,780	81,141
Consumer construction	4,019	11,836
Total Consumer Loans	879,431	909,013
Commercial:
Commercial real estate	1,494,202	1,428,329
Commercial and industrial	722,359	701,650
Commercial construction	259,598	359,342
Total Commercial Loans	2,476,159	2,489,321
Gross Portfolio Loans	3,355,590	3,398,334
Allowance for loan losses	(51,387)	(59,580)
Total Portfolio Loans	3,304,203	3,338,754
Loans held for sale	8,337	6,073
Total Loans	$3,312,540	$3,344,827

S&T attempts to limit its exposure to credit risk by diversifying its loan portfolio and actively managing concentrations. When concentrations exist in certain segments, S&T mitigates this risk by monitoring the relevant economic indicators and internal risk rating trends, and through stress testing of the loans in those segments. Since S&T is primarily a lender to businesses in western Pennsylvania, there is a concentration in commercial loans as well as a geographic loan concentration in Pennsylvania. Commercial loans represent 74 percent and 73 percent of total gross loans at December 31, 2010 and 2009 respectively. Within the commercial portfolio, the commercial real estate and commercial construction portfolios combined comprise 71 percent of commercial loans and 52 percent of total loans at December 31, 2010. Further segmentation of the commercial real estate and commercial construction portfolios by industry and collateral type reveal no concentration in excess of 9 percent of total loans.

The vast majority of both commercial and consumer loans are made to businesses and individuals in S&T’s western Pennsylvania market, resulting in a geographic concentration. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Only the commercial real-estate and commercial construction portfolios combined have any significant out of state exposure, with 21 percent of the portfolio or 11 percent of total gross loans at December 31, 2010 being out of state. Management believes underwriting guidelines and ongoing review by loan administration mitigate the concentration risk present in the loan portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents a summary of nonperforming assets as of December 31:

	2010	2009
(in thousands)

Nonperforming loans	$63,883	$90,807
OREO	5,820	4,607
Total Nonperforming Assets	$69,703	$95,414

OREO and other repossessed assets, which are included in other assets in the Consolidated Balance Sheets consists of 26 properties with one property comprising $1.5 million or 26 percent of the balance. All properties have current appraisals within the last 12 months per S&T policy.

The following table presents the restructured loans as of December 31:

	2010			2009
	Performing Restructured Loans	Nonperforming Restructured Loans	Total Restructured Loans	Performing Restructured Loans	Nonperforming Restructured Loans	Total Restructured Loans
(in thousands)

Commercial real estate	$1,194	$29,636	$30,830	$—	$1,409	$1,409
Commercial & industrial	37	1,000	1,037	—	—	—
Commercial construction	—	2,143	2,143	—	—	—
Home equity	—	—	—	—	—	—
Residential mortgage	908	—	908	—	—	—
Consumer installment	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—
Ending Balance	$2,139	$32,779	$34,918	$—	$1,409	$1,409

Restructured loans are loans that S&T, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession that it would not otherwise consider. A concession is considered to have been granted if any of the following occur: the effective rate on the restructured loan is less than the effective rate on the original loan, a reduction or forgiveness of principal, reduction or forgiveness of accrued interest, a reduction or deferral of principal, or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk.

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

The following table presents a summary of the aggregate amount of loans to any such persons as of December 31:

	2010	2009
(in thousands)

Balance at beginning of year	$34,136	$36,622
New loans	20,594	14,808
Repayments	(20,357)	(17,294)
Balance at End of Year	$34,373	$34,136

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE 9. ALLOWANCE FOR LOAN LOSSES

S&T maintains an ALL at a level determined to be adequate to absorb estimated probable credit losses inherent in the loan portfolio as of the balance sheet date. Refer to Note 1 Summary of Significant Accounting Policies for details of S&T’s ALL policy. During the fourth quarter of 2010, management implemented various enhancements to the ALL methodology to better align the calculation with the inherent risk identified within the loan portfolio. Changes included consideration of additional loan risk characteristics such as internal risk rating, collateral, and loan to value, enhancing the base loss calculation to consider the estimated loss emergence period of each loan class and expanding the qualitative adjustments to consider additional factors. The enhancements made to the ALL methodology did not materially change the ALL at December 31, 2010.

S&T develops and documents a systematic ALL methodology based the following portfolio segments: 1) CRE, 2) C&I, 3) Commercial Construction, 4) Consumer Real Estate and 5) Other Consumer. The following discusses key risk within each portfolio segment:

CRE—Loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes such as hotels, strip malls and apartments. Individual projects as well as global cash flows are the primary sources of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type as well as the business prospects of the lessee, if the project is not owner occupied.

C&I—Loans made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing. Cash flow from the operations of the company is the primary source of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the company. Collateral for these types of loans often do not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt.

Commercial Construction—Loans made to finance the construction or building of structures as well as to finance the acquisition and development of raw land for various purposes. While the risk of these loans is generally confined to the construction period, if there are problems, the project will not be complete, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer.

Consumer Real Estate—Loans secured by 1-4 family residences, including purchase money mortgages, 1st and 2nd lien home equity loans and home equity lines of credit. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the local housing market can also have a significant impact on this portfolio, since low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

Other Consumer—Loans made to individuals that may be secured by assets other than 1-4 family residences, as well as unsecured loans. This segment includes auto loans, unsecured lines and credit cards. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Management further assesses risk within each portfolio segment using the key inherent risk differentiators. For the commercial loan segments, the most important indicator of risk is the internally assigned risk rating, including pass, special mention and substandard. Impaired loans are considered in the ALL model separately and are individually evaluated for impairment. S&T’s internal risk rating system is consistent with definitions found in current regulatory guidelines. A simplified data migration technique is used to calculate the historic average losses over the defined loss emergence period.

Loans in the consumer segments are not individually risk rated, so the most important indicators of risk are the existence of collateral, the type of collateral, and for consumer real estate loans, whether the bank has a 1st or 2nd lien position. A simplified data migration technique is used to calculate the historic average losses over the defined loss emergence period.

Management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, nonperforming status and changes in risk ratings on a monthly basis. Refer to Note 1, Summary of Significant Accounting Policies for S&T’s policy for determining past due status of loans.

The following table presents the age analysis of past due loans segregated by class of loans at December 31:

2010	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due	Current	Total Loans
(in thousands)

Commercial real estate	$3,135	$1,236	$44,310	$48,681	$1,445,521	$1,494,202
Commercial & industrial	975	739	3,567	5,281	717,078	722,359
Commercial construction	99	736	7,987	8,822	250,776	259,598
Home equity	1,744	707	1,433	3,884	437,212	441,096
Residential mortgage	930	416	5,996	7,342	352,194	359,536
Consumer installment	275	67	65	407	74,373	74,780
Consumer construction	—	—	525	525	3,494	4,019
Ending Balance	$7,158	$3,901	$63,883	$74,942	$3,280,648	$3,355,590

Management continually monitors the commercial loan portfolio through its internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating generally have a lower risk of loss than loans risk rated as special mention, and substandard, which generally have an increasing risk of loss.

S&T’s risk ratings are consistent with regulatory guidance and are as follows:

Pass—The loan is currently performing and is of high quality.

Special Mention—A special mention loan has potential weaknesses that warrant management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or in the institution’s credit position at some future date. Economic and market conditions, beyond the customer’s control, may in the future necessitate this classification.

Substandard—A substandard loan is not adequately protected by the net worth and/or paying capacity of the obligor or by the collateral pledged, if any. Substandard loans have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents the recorded investment in commercial loan classes by credit quality indicator at December 31:

Commercial Credit Exposure Credit Risk Profile by Creditworthiness Category
2010	Commercial Real Estate	Commercial & Industrial	Commercial Construction
(in thousands)

Pass	$1,297,242	$619,011	$221,492
Special mention	86,653	76,158	16,308
Substandard	110,307	27,190	21,798
Total	$1,494,202	$722,359	$259,598

Management monitors the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.

The following table presents the recorded investment in consumer loan classes by credit quality indicator at December 31:

Consumer Credit Exposure Credit Risk Profile Based on Payment Activity
2010	Home Equity	Residential Mortgage	Consumer Installment	Consumer Construction
(in thousands)

Performing	$439,663	$353,540	$74,715	$3,494
Nonperforming	1,433	5,996	65	525
Total	$441,096	$359,536	$74,780	$4,019

S&T management determines loans to be impaired when based upon current information and events it is probable that S&T will be unable to collect all interest and principal payments due according to the original contractual terms of the loan agreement. Refer to Note 1, Summary of Significant Accounting Policies for S&T’s policy on evaluating loans for impairment and interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents S&T’s investment in loans considered to be impaired and related information on those impaired loans as of December 31:

2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(in thousands)

With a related allowance recorded:
Commercial real estate	$10,152	$11,466	$1,992	$21,023	$489
Commercial & industrial	1,263	1,263	337	1,623	22
Commercial construction	4,662	4,662	1,302	7,165	—
Total with a related allowance recorded	16,077	17,391	3,631	29,811	511
Without a related allowance recorded:
Commercial real estate	29,788	37,567	—	28,074	442
Commercial & industrial	1,491	3,280	—	1,370	—
Commercial construction	3,325	4,853	—	7,202	20
Total without a related allowance recorded	34,604	45,700	—	36,646	462
Total:
Commercial real estate	39,940	49,033	1,992	49,096	931
Commercial & industrial	2,754	4,543	337	2,993	22
Commercial construction	7,987	9,515	1,302	14,367	20
Total	$50,681	$63,091	$3,631	$66,456	$973

The following table presents the ALL and recorded investments in loans by category as of December 31:

2010	Commercial Real Estate	Commercial & Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
(in thousands)

Allowance for loan losses:
Allowance for loans individually evaluated for impairment	$1,992	$337	$1,302	$0	$0	$3,631
Allowance for loans collectively evaluated for impairment	28,432	9,440	4,603	3,962	1,319	47,756
Total Allowance for Loan Losses	30,424	9,777	5,905	3,962	1,319	51,387
Portfolio loans:
Individually evaluated for impairment	39,940	2,754	7,987	0	0	50,681
Collectively evaluated for impairment	1,454,262	719,605	251,611	804,651	74,780	3,304,909
Ending Balance	$1,494,202	$722,359	$259,598	$804,651	$74,780	$3,355,590

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents changes in the ALL for the year ended December 31:

	2010	2009	2008
(in thousands)

Balance at beginning of year	$59,580	$42,689	$34,345
Charge-offs	(41,027)	(56,862)	(12,170)
Recoveries	3,323	1,399	2,216
Net Charge-offs	(37,704)	(55,463)	(9,954)
Provision for loan losses	29,511	72,354	12,878
Acquired loan loss reserve	—	—	5,420
Balance at End of Year	$51,387	$59,580	$42,689

NOTE 10. PREMISES AND EQUIPMENT

The following table is a summary of premises and equipment at December 31:

	Estimated Useful Life	2010	2009
(in thousands)

Land	Indefinite	$6,384	$6,129
Premises	10-50 years	41,470	41,036
Furniture and equipment	3-25 years	22,552	28,351
Leasehold improvements	2-37 years	4,781	5,031
		75,187	80,547
Accumulated depreciation		(35,233)	(39,557)
Total		$39,954	$40,990

Depreciation related to premises and equipment was $4.3 million, $4.3 million and $4.0 million in 2010, 2009 and 2008, respectively.

Certain banking facilities are leased under lease arrangements expiring at various dates until the year 2054. Those which contain escalation clauses, where the rent increases over the term of the lease, are accounted for on a straight-line basis. All leases are accounted for as operating leases, except for one capital lease entered into in the fourth quarter of 2008. Rental expense for premises amounted to $1.7 million, $1.9 million and $1.7 million in 2010, 2009 and 2008, respectively. Included in the rental expense for premises are leases entered into with two directors, which totaled $0.2 million, $0.2 million and $0.3 million in 2010, 2009 and 2008, respectively.

Minimum annual rental and renewal option payments for each of the following five years and thereafter are approximately:

	Operating	Capital	Total
(in thousands)

2011	$1,457	$76	$1,533
2012	1,439	76	1,515
2013	1,453	76	1,529
2014	1,461	76	1,537
2015	1,452	76	1,528
Thereafter	33,724	992	34,716

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table represents a roll forward of goodwill:

	2010	2009
(in thousands)

Balance at beginning of year	$165,167	$163,546
Additions	106	1,621
Balance at End of Year	$165,273	$165,167

Goodwill represents the excess of the purchase price over the estimated fair value of net assets purchased. During 2009, an adjustment of $1.6 million to goodwill was recorded primarily relating to a tax adjustment for purchase accounting.

The following table shows a summary of intangible assets:

	2010	2009
(in thousands)

Gross carrying amount	$15,070	$15,070
Accumulated amortization	(7,605)	(5,662)
Balance at End of Year	$7,465	$9,408

Intangible assets as of December 31, 2010 consisted of $6.5 million for the acquisition of core savings deposits, $0.3 million for the acquisition of wealth management relationships and $0.7 million for the acquisition of insurance contract relationships. S&T determined the amount of identifiable intangible assets based upon independent core deposit and insurance contract analyses. S&T did not record any intangible assets in 2010 or 2009.

Amortization expense on finite-lived intangible assets totaled $1.9 million, $2.3 million and $1.1 million for 2010, 2009 and 2008, respectively. Following is a summary of the expected amortization expense for finite-lived intangibles assets, assuming no new additions, for each of the five years following December 31, 2010:

Amount
(in thousands)

2011	$1,737
2012	1,542
2013	1,337
2014	911
2015	716

Goodwill and other intangible assets are reviewed annually for impairment and more frequently if impairment indicators exist. S&T completed this review in 2010 and 2009 and determined that its intangible assets are not impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE 12. DEPOSITS

The following table presents the composition of deposits and interest expense at December 31:

	2010		2009		2008
	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
(in thousands)

Noninterest-bearing demand	$765,812	$—	$712,120	$—	$600,282	$—
Interest-bearing demand	295,246	54	260,554	59	229,229	55
Money market	262,683	1,166	289,367	1,557	283,290	2,967
Savings	753,813	2,127	752,130	3,464	821,805	11,691
Certificates of deposit	1,239,970	25,370	1,290,370	33,358	1,293,810	37,650
Total	$3,317,524	$28,717	$3,304,541	$38,438	$3,228,416	$52,363

The aggregate of all certificates of deposit over $100,000 amounted to $451.6 million and $411.9 million at December 31, 2010 and 2009, respectively.

The following table indicates the scheduled maturities of certificates of deposit at December 31, 2010:

Amount
(in thousands)

2011	$665,631
2012	346,590
2013	121,351
2014	53,131
2015	44,610
Thereafter	8,657
Total	$1,239,970

NOTE 13. SHORT-TERM BORROWINGS

Short-term borrowings are for terms under one year and were comprised of retail repurchase agreements (“REPOs”), federal funds purchased, term auction facility (“TAF”) advances and FHLB advances. S&T defines repurchase agreements with its local retail customers as retail REPOs. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. The estimated fair value of collateral provided to a third party is continually monitored and additional collateral is obtained or requested to be returned as appropriate. Federal funds purchased are unsecured overnight borrowings with other financial institutions. TAF advances are collateral backed short-term loans with the Federal Reserve. FHLB advances are for various terms secured by a blanket lien on residential mortgages, other real estate secured loans and FHLB stock with the FHLB of Pittsburgh.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table represents the composition of short-term borrowings at December 31 and interest expense for the year ended December 31:

	2010		2009		2008
	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
(in thousands)

Securities sold under repurchase agreements, retail	$40,653	$64	$44,935	$141	$113,419	$1,627
Federal funds purchased	—	—	—	1	—	123
Term auction facility	—	—	—	18	—	—
Federal Home Loan Bank advances	—	146	51,300	526	308,475	4,263
Total	$40,653	$210	$96,235	$686	$421,894	$6,013

Information pertaining to REPOs, federal funds purchased and TAF advances are summarized in the table below:

	2010	2009	2008
(in thousands)

Balance at December 31	$40,653	$44,935	$113,419
Average balance during the year	46,489	94,019	128,890
Average interest rate during the year	0.14%	0.17%	1.36%
Maximum month-end balance during the year	52,046	129,835	197,045
Average interest rate at December 31	0.10%	0.13%	0.39%

Information pertaining to FHLB advances is summarized in the table below:

	2010	2009	2008
(in thousands)

Balance at December 31	$—	$51,300	$308,475
Average balance during the year	32,473	96,929	227,918
Average interest rate during the year	0.45%	0.54%	1.87%
Maximum month-end balance during the year	141,800	195,150	377,850
Average interest rate at December 31	—%	0.62%	0.59%

NOTE 14. LONG-TERM BORROWINGS

The purpose of long-term borrowings is to match-fund selected new loan originations, to mitigate interest rate sensitivity risks and to take advantage of discounted borrowing rates through the FHLB for community investment projects.

S&T had total borrowings as of December 31, 2010 and 2009 at the Pittsburgh FHLB of $29.1 million and $136.9 million, respectively. The total borrowings of $29.1 million in 2010 were long-term. Total borrowings for 2009 consisted of $51.3 million in short-term borrowings and $85.6 million in long-term borrowings. FHLB borrowings are collateralized by a blanket lien on residential mortgages, other real estate secured loans and FHLB stock with the FHLB of Pittsburgh. Total loans pledged as collateral at the FHLB were $2.2 billion at year end. S&T could have borrowed an additional $927.9 million based on qualifying collateral and $322.5 million more could be borrowed provided that additional collateral would have to be pledged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

In addition, S&T currently has a $5.0 million line of credit with S&T Bank secured by investments of another subsidiary of S&T. The line of credit has a fixed rate of 3.25 percent and matures on April 22, 2011. At December 31, 2010 there were no funds drawn upon the line of credit.

Interest expense of $1.6 million, $5.6 million and $9.4 million was recognized on long-term borrowings for 2010, 2009 and 2008, respectively.

Scheduled annual maturities for all of the long-term debt for each of the five years and thereafter subsequent to December 31, 2010 are as follows:

	Balance	Average Rate
(in thousands)

2011	$1,456	3.82%
2012	1,445	3.83%
2013	11,501	3.54%
2014	1,561	3.95%
2015	1,575	4.03%
Thereafter	11,827	3.19%
Total	$29,365	3.48%

Junior Subordinated Debt Securities

The following table represents the composition of junior subordinated debt securities at December 31:

	2010		2009		2008
	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
(in thousands)

2006 Junior subordinated debt	$25,000	$1,695	$25,000	$1,695	$25,000	$1,695
2008 Junior subordinated debt—trust preferred securities	20,619	782	20,619	912	20,619	1,038
2008 Junior subordinated debt	20,000	791	20,000	919	20,000	866
2008 Junior subordinated debt	25,000	735	25,000	887	25,000	780
Total	$90,619	$4,003	$90,619	$4,413	$90,619	$4,379

During the third quarter of 2006, S&T Bank issued $25.0 million of junior subordinated debentures through a pooled transaction at an initial fixed rate of 6.78 percent. On September 15, 2011 and quarterly thereafter, S&T Bank has the option to redeem the subordinated debt, subject to a 30 day written notice and prior approval by the Federal Deposit Insurance Corporation (“FDIC”). If S&T Bank chooses not to exercise the option for early redemption on September 15, 2011 or subsequent quarters, the subordinated debt will convert to a variable rate of 3-month LIBOR plus 160 basis points. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on December 15, 2036.

During the first quarter of 2008, S&T completed a private placement to a financial institution of $20.0 million of floating rate trust preferred securities. The trust preferred securities mature in March 2038, are callable at S&T’s option after five years, bear interest initially at a rate of 6.44 percent per annum and quarterly adjust with the three-month LIBOR plus 350 basis points. S&T began making interest payments to the trustee on June 15, 2008 and quarterly thereafter. The trust preferred securities qualify as Tier 1 capital under regulatory guidelines. To issue these trust preferred securities, S&T formed STBA Capital Trust of $0.6 million. S&T owns 100 percent of the common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

equity. The proceeds from the sale of the trust preferred securities and the issuance of common equity was invested in junior subordinated debt, which is the sole asset of the Trust. The Trust pays dividends on the trust preferred securities at the same rate as the distribution paid by S&T on the junior subordinate debt held by the Trust. Since the third-party investors are the primary beneficiaries, the Trust qualifies as a VIE but is not consolidated in S&T’s financial statements.

During the second quarter of 2008, S&T Bank issued $20.0 million of junior subordinated debt through a private placement with three financial institutions at an initial rate of 6.40 percent and floats quarterly with 3-month LIBOR plus 350 basis points. If all or any portion of the subordinated debt ceases to be deemed Tier 2 Capital due to a change in applicable capital regulations, S&T will have the right to redeem, on any interest payment date, subject to a 30 day written notice and prior approval by the FDIC, the subordinated debt at the applicable redemption rate, which starts at a high of 102.82 percent at June 15, 2009 and decreases yearly to 100 percent on June 15, 2013 and thereafter and can be called after five years. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on June 15, 2018.

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

NOTE 15. DIVIDEND AND LOAN RESTRICTIONS

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

Federal law prohibits S&T from borrowing from S&T Bank unless such loans are collateralized by specific obligations. Further, such loans are limited to 10 percent of S&T Bank’s capital and additional paid-in capital, as defined. S&T currently has a $5.0 million line of credit with S&T Bank secured by investments of another subsidiary of S&T.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE 16. COMMITMENTS AND CONTINGENCIES

Commitments

The following table sets forth the commitments and letters of credit for the periods stated:

	2010	2009
(in thousands)

Commitments to extend credit	$836,042	$966,903
Standby letters of credit	135,489	156,293
Total	$971,531	$1,123,196

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

S&T’s allowance for lending-related commitments totaled $2.7 million at December 31, 2010 and $4.2 million at December 31, 2009. Refer to Note 1 Summary of Significant Accounting Policies, Allowance for Unfunded Commitments for the methodology used to calculate the allowance for unfunded commitments.

S&T has future commitments with third party vendors for data processing and communication charges. Data processing and communication charges related to these commitments resulted in expense of $6.8 million, $6.7 million and $6.0 million in 2010, 2009 and 2008, respectively.

The following table sets forth the future estimated payments related to data processing and communication charges for the periods stated:

Total
(in thousands)

2011	$6,828
2012	6,982
2013	6,210
2014	6,386
2015	6,489

Litigation

S&T, in the normal course of business, is subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, S&T believes that the outcome of such proceedings or claims pending will not have a material adverse effect on its consolidated financial position.

NOTE 17. INCOME TAXES

Income tax (benefits) expense for the years ended December 31 are comprised of:

	2010	2009	2008
(in thousands)

Current	$18,969	$3,596	$30,540
Deferred	(4,537)	(7,465)	(6,023)
Total	$14,432	$(3,869)	$24,517

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt interest	(4.8)%	(74.2)%	(3.3)%
Dividend exclusion	(0.7)%	(14.4)%	(0.4)%
Bank owned life insurance	(1.3)%	(15.6)%	(0.7)%
Low income housing and federal historic tax credits	(3.9)%	(36.5)%	(1.3)%
Adjustment of deferred balances	—	6.3%	—
Other	0.6%	4.7%	(0.4)%
Effective Tax Rate	24.9%	(94.7)%	28.9%

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. S&T ordinarily generates an annual effective tax rate that is less that the statutory rate of 35 percent primarily due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt interest and tax benefits associated with low income housing tax credits from certain partnership investments.

Income taxes applicable to security gains (losses) were $0.1 million in 2010, ($1.8) million in 2009 and ($0.6) million in 2008.

Significant components of S&T’s temporary differences were as follows at December 31:

	2010	2009
(in thousands)

Deferred Tax Liabilities:
Net unrealized holding gains on securities available-for-sale	$(2,818)	$(2,670)
Prepaid pension	(3,930)	(4,702)
Deferred loan income	(599)	(228)
Purchase accounting adjustments	(3,959)	(5,654)
Depreciation on premises and equipment	(2,001)	(1,900)
Other	(649)	(943)
Total Deferred Tax liabilities	(13,956)	(16,097)
Deferred Tax Assets:
Allowance for loan losses	$17,644	$16,376
Loan fees	341	737
Other employee benefits	2,024	2,574
Low income housing impairment	2,281	1,483
Net adjustment to funded status of pension	6,228	6,016
Impairment of securities	2,130	2,688
Delinquent interest on nonaccrual loans	1,939	2,156
State net operating loss carryforwards	971	784
Other	2,955	1,051
Gross Deferred Tax Assets	36,513	33,865
Less: Valuation allowance for state net operating loss carryforwards	(971)	(784)
Total Deferred Tax Assets	35,542	33,081
Net Deferred Tax Asset	$21,586	$16,984

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

S&T establishes a valuation allowance when it is more likely than not that S&T will not be able to realize the benefit of the deferred tax assets. Except for State net operating loss (“NOL”) carryforwards, S&T has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through carryback of taxable income to prior years, future reversals of existing temporary differences and through future taxable income. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets were reduced by a valuation allowance related to state income tax net operating losses generated by the bank holding company, as utilization of these losses is not likely. These operating loss carryforwards total $9.7 million and will expire in the years 2020-2030.

The period change in deferred taxes can be summarized as follows for the years ended December 31:

	2010	2009
(in thousands)

Deferred tax changes reflected in other comprehensive loss	$(65)	$4,185
Deferred tax changes reflected in federal income tax (benefit)	(4,537)	(7,442)

Unrecognized Tax Benefits

A reconciliation of the change in unrecognized tax benefits (“UBT”) for the year ended December 31:

	2010 Federal and State Gross UTB’s	2009 Federal and State Gross UTB’s	2008 Federal and State Gross UTB’s
(in thousands)

Balance at January 1	$286	$195	$246
Prior period tax positions
Increase	—	—	—
Decrease	(67)	(79)	(275)
Current period tax positions	23	170	339
Reductions for statute of limitations expirations	—	—	(115)
Balance at December 31	$242	$286	$195
Amount That Would Affect the Effective Tax Rate if Recognized	$239	$249	$106

S&T classifies interest and penalties as an element of tax expense. The amount of tax-related interest and penalties recognized in the Consolidated Statements of Income for years 2010, 2009 and 2008 and the total of such amounts accrued in the Consolidated Balance Sheets at December 31, 2010 and 2009 were not material.

S&T monitors changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2010 no significant changes to unrecognized tax benefits are projected, however, tax audit examinations are possible.

NOTE 18. EMPLOYEE BENEFITS

S&T Bank maintains a defined benefit pension plan (the “Plan”) covering substantially all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

compensation for the highest five consecutive years in the last ten years. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future.

The following table summarizes the activity in the benefit obligation and Plan assets deriving the funded status, which is recorded in other liabilities in the Consolidated Balance Sheets:

	2010	2009
(in thousands)

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$65,183	$62,011
Service cost	2,245	2,311
Interest cost	4,017	3,797
Plan participants’ contributions	162	342
Actuarial loss	5,373	52
Benefits paid	(2,862)	(3,330)
Projected Benefit Obligation at End of Year	$74,118	$65,183

Change in Plan Assets
Estimated fair value of plan assets at beginning of year	$62,480	$54,918
Actual return on plan assets	8,994	10,550
Plan participants’ contributions	162	342
Benefits paid	(2,862)	(3,330)
Estimated Fair Value of Plan Assets at End of Year	$68,774	$62,480
Funded Status	$(5,344)	$(2,703)

The following table sets forth the amounts recognized in accumulated other comprehensive loss at December 31:

	2010	2009
(in thousands)
Prior service credit	$(73)	$(80)
Net actuarial loss	16,645	16,208
Total (Before Tax Effects)	$16,572	$16,128

Below are the actuarial weighted-average assumptions used determining the benefit obligation:

	2010	2009
Discount rate	5.75%	6.25%
Rate of compensation increase	4.00%	4.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table summarizes the components of net periodic pension cost and other changes in Plan assets and benefit obligation recognized in other comprehensive loss for the years ended December 31:

	2010	2009	2008
(in thousands)

Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$2,245	$2,311	$2,069
Interest cost on projected benefit obligation	4,017	3,797	3,429
Expected return on plan assets	(4,882)	(4,288)	(5,396)
Amortization of prior service credit	(7)	(7)	(7)
Recognized net actuarial loss	824	1,297	—
Net Periodic Pension Cost	$2,197	$3,110	$95

Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial loss (gain)	$1,261	$(6,211)	$20,156
Recognized actuarial loss	(824)	(1,297)	—
Prior service credit	—	—	(196)
Recognized prior service credit	7	7	7
Total (Before Tax Effects)	$444	$(7,501)	$19,967
Total Recognized in Net Benefit Cost and Other Comprehensive Loss (Before Tax Effects)	$2,641	$(4,391)	$20,062

The following table summarizes the actuarial weighted-average assumptions used in determining net periodic pension cost:

	2010	2009	2008
Discount rate	6.25%	6.25%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected return on assets	8.00%	8.00%	8.00%

The net actuarial loss included in accumulated other comprehensive loss expected to be recognized in net periodic pension cost during the year ended December 31, 2011 is $0.7 million. The prior service cost expected to be recognized during the same period is not significant.

The accumulated benefit obligation for the Plan was $65.7 million at December 31, 2010 and $57.4 million at December 31, 2009.

S&T considers many factors when setting the assumed rate of return on Plan assets. As a general guideline the assumed rate of return is equal to the weighted-average of the expected returns for each asset category and is estimated based on historical returns as well as expected future returns. The weighted-average discount rate is derived from Corporate yield curves.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

During 2010 and 2009, S&T made no contributions to its pension plan and no contributions are required to be made in 2011 at this time.

The following table provides information regarding estimated future benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter:

Amount
(in thousands)

2011	$3,140
2012	3,343
2013	3,542
2014	3,741
2015	4,035
2016—2020	23,831

S&T also has supplemental executive retirement plans (“SERP”) for certain key employees. The SERP plans are unfunded. The balances of the actuarial present values of projected benefit obligations and accrued pension cost related to the SERP were $2.3 million at December 31, 2010 and 2009. Net periodic pension cost related to the SERP was $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. In accordance with accounting pronouncements, $1.3 million and $1.1 million before tax was reflected in accumulated other comprehensive loss at December 31, 2010 and 2009 in relation to the SERP. The actuarial assumptions used for the SERP are the same as those used for the Plan.

S&T maintains a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. S&T makes matching contributions to the Thrift Plan up to 3.5 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $1.1 million, $1.4 million and $2.0 million in 2010, 2009 and 2008, respectively.

Estimated Fair Value Measurements

The following tables present S&T’s pension plan assets measured at estimated fair value on a recurring basis by fair value hierarchy level at December 31, 2010 and 2009. There were no transfers between Level 1 and Level 2 for items of a recurring basis during the periods presented.

	December 31, 2010
Asset Class(1)	Level 1	Level 2	Level 3	Total
(in thousands)

Cash and cash equivalents(2)	$—	$3,196	$—	$3,196
Fixed Income(3)	24,302			24,302
Equities:
Equity index mutual funds—domestic(4)	1,477			1,477
Equity index mutual funds—international(5)	3,643			3,643
Domestic Individual Equities(6)	34,621			34,621
International Individual Equities(7)	1,535			1,535
Total Assets at Estimated Fair Value	$65,578	$3,196	$—	$68,774
(1)	Refer to Note 1 Summary of Significant Accounting Policies, Fair Value Measurements for a description of levels within the estimated fair value hierarchy.
(2)	This asset class includes FDIC insured money market instruments.
(3)

This asset class includes a variety of fixed income mutual funds which primarily invest in investment grade rated securities. Manager(s) have discretion to invest in fixed income related securities including futures, options, and other derivatives. Investments may be made in currencies other than the U.S. dollar.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(4)	The sole investment within this asset class is S&P 600 index iShares.
(5)	The sole investment within this asset class is MSCI EAFE Index iShares.
(6)	This asset class includes individual domestic equities invested in an active all-cap strategy. It may also include convertible bonds.
(7)	This asset class includes American Depository Receipts (ADRs).

	December 31, 2009
Asset Class(1)	Level 1	Level 2	Level 3	Total
(in thousands)

Cash and cash equivalents(2)	$128	$5,088	$—	$5,216
Fixed Income(3)	26,218			26,218
Equities:
Equity index mutual funds—domestic(4)	18,472			18,472
Equity index mutual funds—international(5)	4,284			4,284
Domestic Individual Equities(6)	7,720			7,720
International Individual Equities(7)	570			570
Total Assets at Estimated Fair Value	$57,392	$5,088	$—	$62,480
(1)	Refer to Note 1 Summary of Significant Accounting Policies, Fair Value Measurements for a description of levels within the estimated fair value hierarchy.
(2)	This asset class includes FDIC insured money market instruments.
(3)

This asset class includes a variety of fixed income mutual funds which primarily invest in investment grade rated securities. Manager(s) have discretion to invest in fixed income related securities including futures, options, and other derivatives. Investments may be made in currencies other than the U.S. dollar.

(4)	This asset class includes S&P 400, S&P 500 and S&P 600 index iShares.
(5)	This asset class includes MSCI EAFE Index iShares.
(6)	This asset class includes individual domestic equities invested in an active all-cap strategy. It may also include convertible bonds.
(7)	This asset class includes American Depository Receipts (ADRs).

NOTE 19. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN

S&T adopted an Incentive Stock Plan in 1992 (“1992 Stock Plan”) that provided for granting incentive stock options, nonstatutory stock options, restricted stock and appreciation rights. On October 17, 1994, the 1992 Stock Plan was amended to include outside directors. The 1992 Stock Plan had a maximum of 3,200,000 shares of S&T common stock and expires ten years from the date of board approval. At December 31, 2002, 3,180,822 nonstatutory stock options and restricted stock had been granted under the 1992 Stock Plan. No further awards will be made under the 1992 Stock Plan.

S&T adopted the 2003 Stock Plan in 2003 that provides for granting incentive stock options, nonstatutory stock options, restricted stock and appreciation rights. The 2003 Stock Plan has a maximum of 1,500,000 shares of S&T common stock and expires ten years from the date of board approval. The 2003 Stock Plan is similar to the 1992 Stock Plan, which the 2003 Stock Plan replaced.

Stock Options

As of December 31, 2010, 937,500 nonstatutory stock options have been granted under the 2003 Stock Plan. All of the outstanding nonstatutory stock options are currently exercisable. Nonstatutory stock options granted in 2006 and 2005 are fully vested and have a ten-year life. S&T’s policy is to issue shares from treasury upon exercise of stock options. S&T recognized compensation expense of $(0.1) million for the year ending December 31, 2010 and $0.5 million for both years ending December 31, 2009 and 2008. The net of tax effect for December 31, 2010, was $(0.07) million and $0.3 million for both years ending December 31, 2009 and 2008. The $(0.1) million of expense was related to forfeitures of 11,000 shares in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The estimated fair value of option awards under the nonstatutory stock option plan is estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table. S&T uses the simplified method in developing the estimated life of the option, whereby the expected life is presumed to be the mid point between the vesting date and the end of the contractual term. There were no nonstatutory stock options granted in 2010, 2009 or 2008.

The following table summarizes activity for nonstatutory stock options for the years ending December 31:

	2010			2009			2008
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at Beginning of Year	1,100,550	$31.85		1,199,650	$31.14		1,489,900	$30.17
Granted	—	—		—	—		—	—
Exercised	(82,100)	19.81		(1,150)	23.80		(287,050)	26.06
Forfeited	(87,750)	33.04		(97,950)	23.28		(3,200)	35.47
Outstanding at End of Year	930,700	32.80	3.3 years	1,100,550	31.85	4.1 years	1,199,650	31.14	4.8 years
Exercisable at End of Year	930,700	$32.80	3.3 years	1,048,925	$31.55	4.0 years	1,096,400	$30.51	4.6 years

The aggregate intrinsic value of options outstanding and exercisable was zero as of December 31, 2010, 2009 and 2008. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between S&T’s closing stock price on the last trading day of the fourth quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.

The following table provides information about non-vested options for the year ended December 31:

	Non-Vested Options	Weighted Average Grant Date Estimated Fair Value
Non-vested at December 31, 2007	154,875	$9.48
Granted	—	—
Vested	51,625	9.48
Forfeited	—	—
Non-vested at December 31, 2008	103,250	$9.48
Granted	—	—
Vested	51,625	9.48
Forfeited	—	—
Non-vested at December 31, 2009	51,625	$9.48
Granted	—	—
Vested	30,625	9.48
Forfeited	21,000	9.48
Non-vested at December 31, 2010	—	$—

As of December 31, 2010, compensation cost related to non-vested, nonstatutory stock options was fully recognized as compensation expense. The remaining options vested on January 1, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents information about stock options exercised for the year ended December 31:

	2010	2009	2008
(in thousands)

Number of options exercised	82,100	1,150	287,050
Total intrinsic value of options exercised	$131	$13	$2,787
Cash received from options exercised	1,758	40	10,267
Tax deduction realized from options exercised	46	4	1,004

Restricted Stock

As of December 31, 2010, 90,067 restricted awards have been granted under the 2003 Stock Plan. S&T periodically issues restricted stock to employees and directors, pursuant to the 2003 Stock Plan.

During 2010, 2009 and 2008 S&T granted 14,208, 17,200 and 7,787 restricted shares of common stock, respectively, to outside directors. These shares fully vest one year after the date of grant.

Also during 2010 and 2008 S&T granted 4,688 and 3,224 restricted shares of common stock, respectively, to senior management. No restricted shares were granted in 2009. The awards to senior management were granted in accordance with performance levels set by the Compensation Committee. These shares vest 25 percent per year over a four year vesting period beginning on January 1 one year after the shares were granted.

During the vesting period, the recipient receives dividends and has the right to vote. Generally, if the recipient leaves S&T before the end of the vesting period, the shares will be forfeited. Compensation expense for the restricted stock is ratably recognized over the period of service, generally the vesting period, based on the fair value of the stock on the date of grant.

During 2010, 2009, and 2008, S&T recognized compensation expense of $0.5 million, $0.5 million and $0.4 million and realized a tax benefit of $0.3 million, $0.2 million, and $0.1 million, respectively.

The following table provides information about restricted stock for the year ended December 31:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	42,960	$29.38
Granted	11,011	33.11
Vested	15,080	30.82
Forfeited	—	—
Non-vested at December 31, 2008	38,891	$29.88
Granted	17,200	18,61
Vested	14,749	31.13
Forfeited	—	—
Non-vested at December 31, 2009	41,342	$24.75
Granted	18,896	21.44
Vested	25,006	21.86
Forfeited	3,562	29.15
Non-vested at December 31, 2010	31,670	$24.56

As of December 31, 2010, there was $0.3 million of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 0.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Cash Appreciation Rights (“CARs”)

S&T also sponsors a CARs plan which is accounted for as a liability instrument and required to be marked to market each reporting period. The CARs are settled in cash. There were no CARs granted for the years 2010, 2009 or 2008. 206,900 CARs were granted in 2005 at an exercise price of $37.86 with a four-year vesting period and a ten-year life. During 2010, 5,975 CARs were forfeited. During 2010, 2009 and 2008, S&T recognized compensation expense of $0.1 million, $(0.6) million and $0.4 million pretax and $0.1 million, $(0.4) million and $0.3 million net of tax, respectively. The Black-Scholes option pricing model is used to determine the estimated fair value of the CARs as of each reporting date. The assumptions used to value the CARs for the years ended December 31 were as follows:

	2010	2009	2008
Risk-free interest rate	1.14%	2.12%	1.40%
Volatility of stock	33%	31%	29%
Expected dividend yield	3.00%	3.40%	3.88%
Expected life of options	3.23 years	3.73 years	4.36 years

Dividend Reinvestment Plan

S&T also sponsors a Dividend Reinvestment and Stock Purchase Plan (“Dividend Plan”) whereby shareholders may purchase shares of S&T common stock at the average fair value with reinvested dividends and voluntary cash contributions. American Stock Transfer and Trust Company, the plan administrator and transfer agent, may purchase shares directly from S&T from shares held in treasury or purchase shares in the open market to fulfill the Dividend Plan’s needs.

NOTE 20. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

The following condensed financial statements summarize the financial position of S&T Bancorp, Inc. as of December 31, 2010 and 2009 and the results of its operations and cash flows for each of the three years ended December 31, 2010, 2009 and 2008.

BALANCE SHEETS

	December 31
	2010	2009
(in thousands)

ASSETS
Cash	$110,889	$108,554
Investments in:
Bank subsidiary	456,468	434,413
Nonbank subsidiaries	17,947	17,284
Other assets	15,010	15,012
Total Assets	$600,314	$575,263

LIABILITIES
Long-term debt	$20,619	$20,619
Dividends payable	694	694
Other liabilities	336	632
Total Liabilities	21,649	21,945
Total Shareholders’ Equity	578,665	553,318
Total Liabilities and Shareholders’ Equity	$600,314	$575,263

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

STATEMENTS OF INCOME
	Years Ended December 31
	2010	2009	2008
(in thousands)

Dividends from subsidiaries	$22,634	$29,477	$87,252
Investment income	86	520	72
Interest expense on long-term debt	782	912	1,038
Other expenses	1,648	1,630	1,249
Income before Equity in Undistributed Net Income of Subsidiaries	20,290	27,455	85,037
Equity in undistributed net income (distribution in excess of net income) of: Bank subsidiary	23,158	(15,206)	(21,156)
Nonbank subsidiaries	32	(4,298)	(3,678)
Net Income	$43,480	$7,951	$60,203

STATEMENTS OF CASH FLOWS
	Years Ended December 31
	2010	2009	2008
(in thousands)

OPERATING ACTIVITIES
Net Income	$43,480	$7,951	$60,203
Equity in (undistributed net income) distribution in excess of net income of subsidiaries	(23,190)	19,504	24,834
Tax benefits from stock-based compensation	(46)	(4)	(1,004)
Other	470	968	1,728
Net Cash Provided by Operating Activities	20,714	28,419	85,761

INVESTING ACTIVITIES
Net investments in subsidiaries	—	—	4,972
Acquisitions	—	—	76,970
Net Cash Used In Financing Activities	—	—	(81,942)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	—	20,000
Proceeds from issuance of preferred stock and common stock warrant	—	108,676	—
Sale of treasury stock	3,692	1,349	7,480
Preferred stock dividends and amortization of discount	(5,434)	(4,513)	—
Cash dividends paid to shareholders	(16,683)	(25,427)	(32,302)
Tax benefits from stock-based compensation	46	4	1,004
Net Cash (Used in) Provided by Financing Activities	(18,379)	80,089	(3,818)
Net increase in cash	2,335	108,508	1
Cash at beginning of year	108,554	46	45
Cash at End of Year	$110,889	$108,554	$46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE 21. REGULATORY MATTERS

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

The most recent notifications from the Federal Reserve Bank and the FDIC categorized S&T and S&T Bank, respectively, as well-capitalized under the regulatory framework for corrective action. There have been no conditions or events that management believes have changed S&T or S&T Bank’s status during 2010 and 2009.

All bank holding companies and banking subsidiaries are required to have Total capital of at least 8.00 percent of risk-weighted assets, core capital (“Tier 1”) of at least 4.00 percent of risk-weighted assets and for banking subsidiaries a minimum Tier 1 leverage ratio of 4.00 percent of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity including preferred stock; excluding items recorded in accumulated other comprehensive loss, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus junior subordinated debt and the ALL subject to limitation. The regulations also define well-capitalized levels of Total capital, Tier 1 and Tier 1 leverage as 10.00 percent, 6.00 percent and 5.00 percent, respectively.

S&T has $108.7 million of Series A Preferred Stock in its Consolidated Balance Sheets presented as a separate line item in equity. For regulatory purposes, the Series A Preferred Stock issued to the U.S. Treasury, net of the unamortized discount of $2.5 million, is included in Tier 1 capital in accordance with terms of the CPP.

S&T currently has $70.0 million in junior subordinated debt in its Consolidated Balance Sheets and is included in Tier 2 capital in accordance with current regulatory reporting requirements. For regulatory purposes, trust preferred securities totaling $20.6 million, issued by an unconsolidated trust subsidiary of S&T underlying such junior subordinated debt, is included in Tier 1 capital in accordance with current regulatory reporting requirements.

Quantitative measures established by regulation to ensure capital adequacy require S&T to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2010 and 2009, S&T meets all capital adequacy requirements to which it is subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table summarizes risk-based capital amounts and ratios for S&T and S&T Bank.

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(in thousands)

As of December 31, 2010
Total Capital (to Risk-Weighted Assets)
S&T	$547,336	16.68%	$262,498	8.00%	$328,123	10.00%
S&T Bank	405,049	12.42%	260,944	8.00%	326,180	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	435,823	13.28%	131,249	4.00%	196,874	6.00%
S&T Bank	294,113	9.02%	130,472	4.00%	195,708	6.00%
Leverage Ratio(1)
S&T	435,823	11.07%	157,513	4.00%	196,891	5.00%
S&T Bank	294,113	7.50%	156,799	4.00%	195,999	5.00%
As of December 31, 2009
Total Capital (to Risk-Weighted Assets)
S&T	$521,657	15.43%	$270,486	8.00%	$338,108	10.00%
S&T Bank	382,475	11.39%	268,685	8.00%	335,857	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	409,128	12.10%	135,243	4.00%	202,865	6.00%
S&T Bank	270,224	8.05%	134,343	4.00%	201,514	6.00%
Leverage Ratio(1)
S&T	409,128	10.26%	159,502	4.00%	199,378	5.00%
S&T Bank	270,224	6.81%	158,665	4.00%	198,331	5.00%
(1)	Minimum requirement is 3.00 percent for the most highly-rated financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE 22. SEGMENTS

S&T operates in three reportable operating segments: Community Banking, Wealth Management and Insurance.

•

The Community Banking segment offers services which include accepting demand deposit accounts, certificates of deposit, and originating commercial and consumer loans, providing letters of credit and credit card services.

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

The following represents total assets by reportable segment as of December 31:

	2010	2009
(in thousands)

Community Banking	$4,103,898	$4,159,563
Insurance	8,461	8,702
Wealth Management	1,980	2,210
Total Assets	$4,114,339	$4,170,475

The following tables provide financial information for these three segments of S&T. The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

	For the Year Ended December 31, 2010
	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated
(dollars in thousands)

Interest income	$180,319	$471	$2	$(373)	$180,419
Interest expense	34,692	—	293	(412)	34,573
Net interest income	145,627	471	(291)	39	145,846
Provision for loan losses	29,511	—	—	—	29,511
Noninterest income	32,959	7,950	4,968	1,333	47,210
Noninterest expense	82,872	7,525	4,850	4,181	99,428
Depreciation expense	4,163	34	62	—	4,259
Intangible amortization	1,815	75	56	—	1,946
Income tax (benefit) expense	17,019	324	(102)	(2,809)	14,432
Net Income (Loss)	$43,206	$463	$(189)	$—	$43,480

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	For the Year Ended December 31, 2009
	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated
(in thousands)

Interest income	$194,978	$530	$1	$(422)	$195,087
Interest expense	49,283	—	291	(469)	49,105
Net interest income	145,695	530	(290)	47	145,982
Provision for loan losses	72,354	—	—	—	72,354
Noninterest income	25,905	7,557	4,580	538	38,580
Noninterest expense	86,638	6,378	4,700	3,806	101,522
Depreciation expense	4,199	37	60	—	4,296
Intangible amortization	2,162	84	62	—	2,308
Income tax (benefit) expense	(1,076)	615	(187)	(3,221)	(3,869)
Net Income (Loss)	$7,323	$973	$(345)	$—	$7,951

	For the Year Ended December 31, 2008
	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated
(in thousands)

Interest income	$216,026	$413	$2	$(323)	$216,118
Interest expense	72,299	—	283	(411)	72,171
Net interest income	143,727	413	(281)	88	143,947
Provision for loan losses	12,878	—	—	—	12,878
Noninterest income	25,056	8,003	5,065	(672)	37,452
Noninterest expense	66,735	5,416	4,872	1,746	78,769
Depreciation expense	3,885	28	64	—	3,977
Intangible amortization	979	34	42	—	1,055
Income tax expense (benefit)	25,829	1,086	(68)	(2,330)	24,517
Net Income (Loss)	$58,477	$1,852	$(126)	$—	$60,203

NOTE 23. NONINTEREST EXPENSE

Noninterest expenses are presented in the table below:

	Years Ended December 31
	2010	2009	2008
(in thousands)

Other operating expenses:
Unfunded loan commitments	$(1,555)	$2,888	$1,025
Loan collection fees	1,770	1,325	261
Professional consulting	2,441	1,897	1,374
Other real estate owned	1,921	759	(294)
Marketing	2,794	2,751	3,180
Other	13,534	10,579	10,677
Total Other Operating Expenses	$20,905	$20,199	$16,223

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE 24. SELECTED FINANCIAL DATA

The following table presents selected financial data for the most recent eight quarters:

(unaudited)

	2010				2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter		Third Quarter	Second Quarter	First Quarter
(in thousands, except per share data)

SUMMARY OF OPERATIONS
Interest income	$44,210	$45,325	$45,561	$45,324	$47,126		$48,310	$49,226	$50,424
Interest expense	7,876	8,352	8,936	9,410	10,671		11,477	12,677	14,279
Provision for loan losses	7,676	8,278	9,127	4,430	10,399		8,382	32,184	21,389
Net interest income after provision for loan losses	28,658	28,695	27,498	31,484	26,056		28,451	4,365	14,756
Security gains (losses), net	11	6	103	153	(487)		(2,059)	(1,296)	(1,246)
Noninterest income	11,991	12,329	11,426	11,190	11,370		10,283	11,753	10,262
Noninterest expense	27,018	24,948	25,735	27,930	25,088		24,839	32,762	25,438
Income (loss) before taxes	13,642	16,082	13,292	14,897	11,851		11,836	(17,940)	(1,666)
Provision (benefit) for income taxes	3,352	3,600	3,888	3,593	2,660		2,578	(9,284)	176
Net income (loss)	10,290	12,482	9,404	11,304	9,191		9,258	(8,656)	(1,842)
Preferred stock dividends and amortization of discount	1,553	1,551	1,549	1,547	1,545		1,543	1,541	1,283
Net Income (Loss) Available to Common Shareholders	$8,737	$10,931	$7,855	$9,757	$7,646		$7,715	$(10,197)	$(3,125)

Per Share Data
Common earnings per share—diluted	$0.31	$0.39	$0.28	$0.35	$0.28		$0.28	$(0.37)	$(0.11)
Dividends declared	0.15	0.15	0.15	0.15	0.00	(1)	0.15	0.15	0.31
Common book value	16.91	16.83	16.55	16.39	16.14		15.77	15.48	16.01
(1)

S&T’s Board of Directors (the “Board”) approved a change in timing of the declaration and payment of dividends to provide better alignment with quarterly earnings beginning in the fourth quarter 2009. The Board declared a $0.15 per common share cash dividend at its meeting held January 18, 2010. The dividend is payable February 25, 2010 to common shareholders of record on February 1, 2010.

During February of 2011, S&T became aware of a loan modification on a participation loan that occurred in the second quarter of 2010 that had not been properly recorded. S&T elected to record the adjustment in the fourth quarter of 2010 based on the results of a materiality analysis that was performed. As a result, net income reported above for the fourth quarter of 2010 includes a $2.7 million or $0.10 per share, out of period adjustment. Net income for the full year 2010 is properly reported. Management has determined that as of December 31, 2010, there was a control deficiency that constituted a material weakness around the approval and recording of loan charge-offs. Refer to Item 9A Controls and Procedures for Management’s Report on Internal Control over Financial Reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

S&T Bancorp, Inc. and subsidiaries:

We have audited S&T Bancorp, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management’s assessment related to approving and recording loan charge-offs. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the three-year period ended December 31, 2010. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated March 15, 2011, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 /s/ KPMG LLP

Pittsburgh, Pennsylvania

March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

S&T Bancorp, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S&T Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

 /s/ KPMG LLP

Pittsburgh, Pennsylvania

March 15, 2011

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A.  CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

Under the supervision and with the participation of S&T’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of December 31, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.

Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in the Company’s internal controls over financial reporting, as described below.

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is a process designed by or under the supervision of, our CEO and CFO to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of specific controls or internal control over financial reporting overall to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2010, management including the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon this assessment, management determined that, as of December 31, 2010, the control deficiency described in the following paragraph constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that

Item 9A.  CONTROLS AND PROCEDURES — continued

there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2010, we did not maintain effective controls over the approval and recording of loan charge-offs. S&T’s processes, procedures and controls related to the recording of loan charge-offs on a timely basis were not operating effectively to ensure that the loan portfolio was appropriately valued and that amounts recorded for the provision for loan losses and related disclosures were accurate.

As a result of this material weakness, we concluded that S&T did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in “Internal Control—Integrated Framework” issued by COSO.

KPMG LLP, our independent registered public accounting firm, has issued an adverse opinion on the effectiveness of S&T’s internal control over financial reporting as of December 31, 2010, which is included herein.

c) Plan for Remediation of Material Weakness that Existed as of December 31, 2010

Management is committed to continuing efforts to improve the design and operation of our internal controls, including taking all necessary steps to remediate the material weakness identified above. We will continue to actively remediate this material weakness by assigning additional dedicated and experienced resources with the responsibility of monitoring nonperforming loans and related charge-offs. Our internal task force is in the initial planning phase of our material weakness remediation efforts. The task force is currently redesigning our internal process of reviewing and analyzing loan information that may result in a loan charge-off in order to allow for timely recognition of loan charge-offs. As our management and task force continue to evaluate the material weakness, we expect to initiate additional actions, as appropriate, to remediate the material weakness and develop and implement additional processes necessary to strengthen our internal control over financial reporting.

d) Changes in Internal Control Over Financial Reporting

Other than the material weakness which was identified as a result of an error that occurred during the quarter ended June 30, 2010, there have been no other changes in S&T’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated herein from the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance”, “Election of Directors”, “Executive Officers of the Registrant” and “Corporate Governance and Board and Committee Meetings” in our proxy statement relating to our April 26, 2011, annual meeting of shareholders.

Item 11.  EXECUTIVE COMPENSATION

This information required by Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis;” “Executive Compensation;” “Director Compensation;” “Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” in our proxy statement relating to our April 26, 2011, annual meeting of shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 of Form 10-K is incorporated from the sections entitled “Principal Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement relating to our April 26, 2011, annual meeting of shareholders.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2010 related to the equity compensation plans in effect at that time.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders(1)	930,700	$32.80	472,433
Equity compensation plans not approved by shareholders	—	—	—
Total	930,700	$32.80	472,433
(1)

Awards granted under the S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan (the “1992 Plan”) and the 2003 Incentive Stock Plan. The 1992 Plan expired in 2002 and no further awards may be granted thereunder.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Director Independence” in our proxy statement relating to our April 26, 2011, annual meeting of shareholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein from the section entitled “Independent Registered Public Accounting Firm” in our proxy statement relating to our April 26, 2011, annual meeting of shareholders.

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

(b) Exhibits
3.1	Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit B to Registration Statement (No. 2-83565) on Form S-4 of S&T Bancorp, Inc., dated May 5, 1983, and incorporated herein by reference.

3.2	Amendment to Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit 3.2 to Form S-4 Registration Statement (No. 33-02600) dated January 15, 1986, and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective May 8, 1989, incorporated herein by reference. Filed as exhibit 3.3 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective July 21, 1995. Filed as exhibit 3.4 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated here by reference.

3.5	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective June 18, 1998. Filed as exhibit 3.5 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated herein by reference.

3.6	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective April 21, 2008. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q filed on August 7, 2008 and incorporated herein by reference.

3.7	Certificate of Designations for the Series A Preferred Stock. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 15, 2009 and incorporated herein by reference.

3.8	By-laws of S&T Bancorp, Inc., as amended, April 21, 2008. Filed as Exhibit 3.2 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q filed on August 7, 2008 and incorporated herein by reference.

10.1	S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-48549) dated March 24, 1998 and incorporated herein by reference.*

10.2	S&T Bancorp, Inc. 2003 Incentive Stock Plan. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-111557) dated December 24, 2003 and incorporated herein by reference.*

10.3	Agreement and Plan of Merger, dated as of December 16, 2007, between S&T Bancorp, Inc. and IBT Bancorp, Inc. Filed as exhibit 2.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on December 17, 2007 and incorporated herein by reference.

10.4	S&T Bancorp, Inc. Thrift Plan for Employees of S&T Bank, as amended and restated. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-156541) dated December 31, 2008 and incorporated herein by reference.*

10.5	Dividend Reinvestment and Stock Purchase Plan of S&T Bancorp, Inc. Filed as Exhibit 4.2 to Form S-3 Registration Statement (No. 333-156555) dated January 2, 2009 and incorporated herein by reference. Filed as Exhibit 4.2 to S&T Bancorp, Inc. on Form S-8 filed on January 2, 2009 and incorporated herein by reference.*

(b) Exhibits
10.6	Severance Agreement, by and between Todd D. Brice and S&T Bancorp, Inc., dated December 31, 2008. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 2, 2009 and incorporated herein by reference.*

10.7	Severance Agreement, by and between Robert E. Rout and S&T Bancorp, Inc., dated December 31, 2008. Filed as Exhibit 10.2 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 2, 2009 and incorporated herein by reference.*

10.8	Severance Agreement, by and between Edward C. Hauck and S&T Bancorp, Inc., dated December 31, 2008. Filed as Exhibit 10.3 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 2, 2009 and incorporated herein by reference.*

10.9	Severance Agreement, by and between David G. Antolik and S&T Bancorp, Inc. dated December 31, 2008. Filed as Exhibit 10.4 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 2, 2009 and incorporated herein by reference.*

10.10	Severance Agreement, by and between Gregor T. Young IV and S&T Bancorp, Inc. dated December 31, 2008. Filed as Exhibit 10.5 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 2, 2009 and incorporated herein by reference.*

10.11	Severance Agreement, by and between Mark Kochvar and S&T Bancorp, Inc. dated as of January 1, 2009. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 26, 2010 and incorporated herein by reference.*

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Principal Financial Officer.

99.1	Certification of Chief Executive Officer Pursuant to 31 C.F.R 30.15.

99.2	Certification of Principal Financial Officer Pursuant to 31 C.F.R 30.15.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
03/15/11
Todd D. Brice President and Chief Executive Officer (Principal Executive Officer)	Date

03/15/11
Mark Kochvar Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Todd D. Brice	President and Chief Executive Officer (Principal Executive Officer)	03/15/11

Mark Kochvar	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	03/15/11

* John N. Brenzia	Director	03/15/11

Thomas A. Brice	Director	03/15/11

* Todd D. Brice	Chief Executive Officer and Director (Principal Executive Officer)	03/15/11

John J. Delaney	Director	03/15/11

SIGNATURE	TITLE	DATE

* Michael J. Donnelly	Director	03/15/11

* William J. Gatti	Director	03/15/11

* Jeffrey D. Grube	Director	03/15/11

* Frank W. Jones	Director	03/15/11

* David L. Krieger	Director	03/15/11

* James V. Milano	Director	03/15/11

James C. Miller	Chairman of the Board and Director	03/15/11

* Alan Papernick	Director	03/15/11

Robert Rebich, Jr.	Director	03/15/11

Charles A. Spadafora	Director	03/15/11

Christine J. Toretti	Director	03/15/11

* Charles G. Urtin	Director	03/15/11

*By: /s/ Joseph A. Kirk Joseph A. Kirk Attorney-in-fact	Director	03/15/11