Form 10-Q
period 2011-03-31
S&T BANCORP INC
filed 2011-05-06
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Common Stock, $2.50 Par Value - 28,055,914 shares as of April 30, 2011

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)

ASSETS
Cash and due from banks	$50,185	$46,936
Interest-bearing deposits with banks	58,670	61,260
Securities available-for-sale, at fair value	331,536	288,025
Federal Home Loan Bank stock, at cost	21,247	22,365
Loans held for sale	2,305	8,337
Portfolio loans	3,302,016	3,355,590
Allowance for loan losses	(61,663)	(51,387)

Portfolio loans, net	3,240,353	3,304,203

Premises and equipment, net	39,642	39,954
Goodwill	165,273	165,273
Other intangibles, net	7,002	7,465
Bank owned life insurance	55,427	54,924
Other assets	118,414	115,597

Total Assets	$4,090,054	$4,114,339

LIABILITIES
Deposits:
Noninterest-bearing demand	$802,748	$765,812
Interest-bearing demand	286,111	295,246
Money market	240,375	262,683
Savings	755,311	753,813
Certificates of deposit	1,221,294	1,239,970

Total Deposits	3,305,839	3,317,524

Securities sold under repurchase agreements	38,270	40,653
Long-term borrowings	28,974	29,365
Junior subordinated debt securities	90,619	90,619
Other liabilities	46,237	57,513

Total Liabilities	3,509,939	3,535,674

SHAREHOLDERS’ EQUITY
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value $1,000 per share liquidation price 10,000,000 shares authorized in 2011 and 2010 108,676 shares issued and outstanding in 2011 and 2010	106,333	106,137
Common stock, $2.50 par value 50,000,000 shares authorized in 2011 and 2010 29,714,038 shares issued in 2011 and 2010 28,033,757 shares and 27,951,689 shares outstanding at March 31, 2011 and December 31, 2010, respectively	74,285	74,285
Additional paid-in capital	51,837	51,570
Retained earnings	400,501	401,734
Accumulated other comprehensive loss	(6,389)	(6,334)
Treasury stock (1,680,281 and 1,762,349 shares in 2011 and 2010, respectively, at cost)	(46,452)	(48,727)

Total Shareholders’ Equity	580,115	578,665

Total Liabilities and Shareholders’ Equity	$4,090,054	$4,114,339

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010

INTEREST INCOME
Loans, including fees	$39,649	$42,219
Investment Securities:
Taxable	1,812	2,177
Tax-exempt	598	796
Dividends	133	132

Total Interest Income	42,192	45,324

INTEREST EXPENSE
Deposits	6,062	7,608
Securities sold under repurchase agreements	15	43
Long-term borrowings and junior subordinated debt securities	1,243	1,759

Total Interest Expense	7,320	9,410

NET INTEREST INCOME	34,872	35,914
Provision for loan losses	10,640	4,430

Net Interest Income After Provision for Loan Losses	24,232	31,484

NONINTEREST INCOME
Securities gains, net	13	153
Service charges on deposit accounts	2,404	2,971
Wealth management fees	2,050	1,984
Letters of credit fees	254	353
Insurance fees	2,132	2,368
Mortgage banking	625	410
Debit and credit card fees	2,012	1,381
Other	1,536	1,723

Total Noninterest Income	11,026	11,343

NONINTEREST EXPENSE
Salaries and employee benefits	13,320	12,565
Occupancy, net	1,857	1,984
Furniture and equipment	1,191	1,088
Other taxes	902	945
Data processing	1,504	1,603
Amortization of intangible assets	463	524
Legal	466	2,216
Joint venture amortization	740	628
FDIC assessment	1,226	1,301
Other	5,780	5,076

Total Noninterest Expense	27,449	27,930

Income Before Provision for Income Taxes	7,809	14,897
Provision for income taxes	1,514	3,593

Net Income	6,295	11,304
Preferred stock dividends and amortization of discount	1,555	1,547

Net Income Available to Common Shareholders	$4,740	$9,757

Common earnings per share—basic	$0.17	$0.35
Common earnings per share—diluted	0.17	0.35
Dividends declared per common share	0.15	0.15
Average common shares outstanding—basic	27,937	27,724
Average common shares outstanding—diluted	27,957	27,753

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at January 1, 2010		$105,370	$74,285	$51,158	$383,118	$(6,214)	$(54,399)	$553,318
Net income for three months ended March 31, 2010	$11,304				11,304			11,304

Other Comprehensive Income, Net of Tax
Change in unrealized gains on securities of $1,642 net of reclassification adjustment for gains included in net income of ($153) and tax expense of ($521)	968					968		968
Adjustment to funded status of employee benefit plans, net of tax expense $81	151					151		151

Total Comprehensive Income	$12,423
Preferred stock dividends and amortization of discount		188			(1,547)			(1,359)
Cash dividends declared ($0.15 per share)					(4,163)			(4,163)
Treasury stock issued (34,939 shares)					(421)		863	442
Recognition of restricted stock compensation expense				186				186
Forfeitures of nonstatutory stock options				(104)				(104)

Balance at March 31, 2010		$105,558	$74,285	$51,240	$388,291	$(5,095)	$(53,536)	$560,743

Balance at January 1, 2011		$106,137	$74,285	$51,570	$401,734	$(6,334)	$(48,727)	$578,665
Net income for three months ended March 31, 2011	$6,295				6,295			6,295

Other Comprehensive Income, Net of Tax
Change in unrealized gains on securities of ($281) net of reclassification adjustment for gains included in net income of ($13) and tax benefit of $103	(191)					(191)		(191)
Adjustment to funded status of employee benefit plans, net of tax benefit $73	136					136		136

Total Comprehensive Income	$6,240
Preferred stock dividends and amortization of discount		196			(1,555)			(1,359)
Cash dividends declared ($0.15 per share)					(4,193)			(4,193)
Treasury stock issued (83,605 shares)					(1,780)		2,312	532
Recognition of restricted stock compensation expense				267				267
Forfeitures of restricted stock (1,537 shares)							(37)	(37)

Balance at March 31, 2011		$106,333	$74,285	$51,837	$400,501	$(6,389)	$(46,452)	$580,115

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010

OPERATING ACTIVITIES
Net income	$6,295	$11,304
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,640	4,430
Provision for unfunded loan commitments	265	(240)
Depreciation and amortization	1,465	1,713
Net amortization (accretion) of discounts and premiums	318	184
Stock-based compensation expense	181	172
Securities gains, net	(13)	(153)
Deferred income taxes	(2,042)	(1,083)
Mortgage loans originated for sale	(23,109)	(21,524)
Proceeds from the sale of loans	29,510	24,488
Gain on the sale of loans, net	(369)	(244)
Net (increase) decrease in interest receivable	(54)	934
Net increase (decrease) in interest payable	160	(530)
Net decrease in other assets	753	1,785
Net (decrease) increase in other liabilities	(11,442)	6,006

Net Cash Provided by Operating Activities	12,558	27,242

INVESTING ACTIVITIES
Proceeds from maturities, prepayments and calls of securities available-for-sale	13,065	56,778
Proceeds from sales of securities available-for-sale	70	1,387
Purchases of securities available-for-sale	(56,127)	(30,576)
Net decrease in loans	50,965	1,063
Purchases of premises and equipment	(613)	(123)
Proceeds from the sale of premises and equipment	253	26

Net Cash Provided by Investing Activities	7,613	28,555

FINANCING ACTIVITIES
Net increase (decrease) in core deposits	6,991	(48,475)
Net (decrease) increase in certificates of deposit	(18,708)	89,713
Net decrease in short-term borrowings	—	(51,300)
Net (decrease) increase in securities sold under repurchase agreements	(2,384)	3,061
Repayments of long-term borrowings	(391)	(40,263)
Sale of treasury stock	532	442
Cash dividends paid to preferred shareholder	(1,359)	(1,359)
Cash dividends paid to common shareholders	(4,193)	(4,163)

Net Cash Used in Financing Activities	(19,512)	(52,344)

Net increase in cash and cash equivalents	659	3,453
Cash and cash equivalents at beginning of period	108,196	69,152

Cash and Cash Equivalents at End of Period	$108,855	$72,605

Supplemental Disclosures
Transfers of other real estate owned and other repossessed assets	$2,677	$2,425
Interest paid	7,159	7,940
Income taxes paid (1)	—	—

(1) There were no taxes paid during either of the quarters presented above due to the carryforward of prior year overpayments.

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Principals of Consolidation

The interim Consolidated Financial Statements include the accounts of S&T Bancorp, Inc. and subsidiaries (“S&T”) and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments of 20 percent to 50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting.

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly S&T’s financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Recently Adopted Accounting Standards Updates

Disclosures about Credit Quality and the Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that significantly increases disclosures about the credit quality of financing receivables and the allowance for credit losses, and requires additional information, such as aging information and credit quality indicators disaggregated by portfolio segment and class. The disaggregated information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. Required disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010, while required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. Required disclosures specifically related to troubled debt restructurings were deferred in an ASU issued in January 2011. The effect of this update is included in the notes to the consolidated financial statements. The adoption of this ASU did not have a material impact on S&T’s consolidated financial statements.

Fair Value Measurements

In January 2010, the FASB issued an ASU requiring new disclosures on transfers into and out of Level 1 and 2 fair value measurements of the fair value hierarchy and requiring separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010. The additional Level 3 disclosures that are now required have been included in the notes to the consolidated financial statements. The adoption of this ASU did not have a material impact on S&T’s consolidated financial statements.

Goodwill Impairment

In December 2010, the FASB issued an ASU that modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU did not have a material impact on S&T’s consolidated financial position.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Recently Issued Accounting Standards Updates not yet Adopted

Troubled Debt Restructurings

In April 2011, the FASB issued an ASU clarifying when a loan modification or restructuring is considered a troubled debt restructuring. The guidance is effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly-considered impaired receivables an entity should apply the guidance prospectively in the first interim period beginning on or after June 15, 2011. The disclosures relating to troubled debt restructurings will be required in the first interim period beginning on or after June 15, 2011. The adoption of this ASU is not expected to have a material impact on S&T’s consolidated financial statements.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year’s presentation. The reclassifications had no significant effect on S&T’s financial condition or results of operations.

NOTE 2. CAPITAL PURCHASE PROGRAM

On January 16, 2009, S&T completed a $108.7 million capital raise as a participant in the U.S. Treasury Capital Purchase Program (“CPP”). In conjunction with S&T’s participation in the CPP, S&T issued to the U.S. Treasury 108,676 shares of S&T’s Series A Preferred Stock. The Series A Preferred Stock pays cumulative dividends at a rate of five percent per year for the first five years and thereafter at a rate of nine percent per year. As part of its purchase of the Series A Preferred Stock, the U.S. Treasury received a Warrant to purchase 517,012 shares of S&T’s common stock at an initial per share exercise price of $31.53. The Warrant provides for the adjustment of the exercise price and the number of shares of S&T’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of S&T’s common stock and upon certain issuances of S&T’s common stock at or below a specified price relative to the initial exercise price.

Under changes made to the CPP by the American Recovery and Reinvestment Act of 2009 (“ARRA”), S&T can redeem the Series A Preferred Stock, plus any accrued and unpaid dividends, subject to approval by banking regulatory agencies, at any time. If S&T only redeems part of the CPP investment, then it must pay a minimum of 25 percent of the issuance price, or $27.2 million. The consent of the U.S. Treasury will be required for S&T to increase its common stock dividend (above the dividend amount prior to S&T’s participation in the CPP) or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances through January 16, 2012. The consent of the U.S. Treasury will not be required if S&T has redeemed the Series A Preferred Stock or the U.S. Treasury has transferred the Series A Preferred Stock to a third party. In addition, the Series A Preferred Stock issuance includes certain restrictions on executive compensation that could limit the tax deductibility of compensation S&T pays to executive management.

The Warrant expires ten years from the issuance date. In addition, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

NOTE 3. FAIR VALUE MEASUREMENTS

S&T uses fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading assets and derivatives are recorded at their estimated fair value on a recurring basis. Additionally, from time to time, S&T may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, impaired loans, other real estate owned (“OREO”), mortgage servicing rights (“MSR”) and certain other assets.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. In determining fair value, S&T uses various valuation approaches, including market, income and cost approaches. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability, which are developed, based on market data obtained from sources independent of S&T. Unobservable inputs reflect S&T’s estimate of assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Trading Assets

When available, S&T uses quoted market prices to determine the fair value of trading assets. S&T’s only trading asset is a Rabbi Trust for deferred compensation plans, which is invested in two readily quoted mutual funds. The assets within the Rabbi Trust are classified as Level 1.

Derivative Financial Instruments

S&T calculates the fair value for derivatives using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity and uses observable market based inputs, such as interest rate curves and implied volatilities. As such, estimates of fair value are classified as Level 2.

S&T incorporates credit valuation adjustments into the valuation models to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in calculating fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, S&T has considered the impact of netting and any applicable credit enhancements and collateral postings.

Nonrecurring Basis

Loans Held for Sale

Loans held for sale consist of 1-4 family residential loans originated for sale in the secondary market and carried at the lower of cost or fair value. Periodically, it may be necessary to record fair value adjustments under lower of cost or fair value. S&T determines fair value based on reference to quoted market prices for similar assets and liabilities. As a result, such estimates of fair value are classified as Level 2.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Impaired Loans

A loan is considered impaired when it is probable that S&T will be unable to collect all interest and principal payments due according to the original contractual terms of the loan agreement. S&T individually evaluates all substandard and doubtful commercial loans greater than $0.5 million for impairment and any other commercial loans greater than $0.5 million identified by management that show signs of impairment. S&T establishes a specific reserve based on the following three impairment methods: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate, 2) the loan’s observable market price or 3) the fair value of the collateral less estimated selling costs when the loan is collateral dependent. Collateral values are generally based upon appraisals from approved, independent state certified appraisers. Fair value is determined as the recorded investment balance less any specific reserve.

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

OREO and Other Repossessed Assets

OREO and other repossessed assets are comprised of commercial construction and commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at estimated fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of carrying value or current estimated fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. OREO and other repossessed assets are classified as Level 2.

Mortgage Servicing Rights

The fair value of MSR is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSR. As the valuation model includes significant unobservable inputs, MSR are classified as Level 3. If the carrying value of MSR exceeds fair value, they are considered impaired. As a result, they are carried at fair value and classified within Level 3 of the fair value hierarchy.

Other Assets

In accordance with GAAP, S&T measures certain other assets at fair value on a nonrecurring basis. Fair value is based on the application of lower of cost or fair value accounting or write downs of individual assets. Valuation methodologies used to measure fair value are consistent with overall principles of fair value accounting and consistent with those described above.

Financial Instruments

In addition to financial instruments recorded at fair value in S&T’s financial statements, fair value accounting guidance requires disclosure of the fair value of all of an entity’s assets and liabilities that are considered financial instruments. The majority of S&T’s assets and liabilities are considered financial instruments as defined in the guidance. Many of these instruments lack an available trading market as characterized by a willing buyer and willing seller engaged in an exchange transaction. Also, it is S&T’s general practice and intent to hold its financial instruments to maturity and to not engage in trading or sales activities. For fair value disclosure purposes, S&T substantially utilized the fair value measurement criteria as required and explained above. In cases where quoted fair values are not available, S&T uses present value methods to determine the fair value of its financial instruments.

Cash and Cash Equivalents and Other Short-Term Assets

The carrying amounts reported in the Consolidated Balance Sheets for cash and due from banks and interest-bearing deposits with banks approximates fair value.

Loans

The fair values of variable rate performing loans is based on carrying values adjusted for credit risk. The fair values for other performing loans is estimated using discounted cash flow analyses, utilizing interest rates currently being offered for loans with similar terms, adjusted for credit risk. The fair values of nonperforming loans is based on their carrying values less any specific reserve. The carrying amount of accrued interest approximates fair value.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Bank Owned Life Insurance

Fair value approximates net cash surrender value.

Deposits

The fair values disclosed for deposits without defined maturities (e.g., noninterest and interest-bearing demand, money market and savings accounts) are by definition equal to the amounts payable on demand. The carrying amounts for variable rate, fixed-term time deposits approximate their fair values. Estimated fair values for fixed rate and other time deposits are based on discounted cash flow analysis, using interest rates currently offered for time deposits with similar terms. The carrying amount of accrued interest approximates its estimated fair value.

Short-Term Borrowings

The carrying amounts of federal funds purchased, securities sold under repurchase agreements and other short-term borrowings approximate their fair values.

Long-Term Borrowings

The fair values disclosed for fixed-rate long-term borrowings are determined by discounting their contractual cash flows using current interest rates for long-term borrowings of similar remaining maturities. The carrying amounts of variable rate long-term borrowings approximate their fair values.

Junior Subordinated Debt Securities

For the variable rate junior subordinated debt securities that reprice quarterly, fair values are based on carrying values. For the $25.0 million junior subordinated debt issued with a fixed rate period of five years which then converts to a variable rate, fair valued is based on discounted cash flows at current interest rates during the fixed rate period.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables present assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at March 31, 2011 and December 31, 2010. There were no transfers between Level 1 and Level 2 during the periods presented.

	March 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$-	$124,719	$-	$124,719
Collateralized mortgage obligations of U.S. government corporations and agencies	-	73,877	-	73,877
Mortgage-backed securities of U.S. government corporations and agencies	-	58,640	-	58,640
Obligations of states and political subdivisions	-	62,400	-	62,400
Marketable equity securities	2,004	8,240	1,656	11,900

Total securities available-for-sale	2,004	327,876	1,656	331,536
Trading securities held in a Rabbi Trust under a deferred compensation plan	2,050	-	-	2,050

Total securities	4,054	327,876	1,656	333,586
Derivative financial assets:
Interest rate swaps	-	15,033	-	15,033
Interest rate lock commitments	-	244	-	244

Total Assets	$4,054	$343,153	$1,656	$348,863

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$-	$14,970	$-	$14,970
Forward sale contracts	-	48	-	48

Total Liabilities	$-	$15,018	$-	$15,018

	December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$-	$125,675	$-	$125,675
Collateralized mortgage obligations of U.S. government corporations and agencies	-	41,491	-	41,491
Mortgage-backed securities of U.S. government corporations and agencies	-	43,991	-	43,991
Obligations of states and political subdivisions	-	65,772	-	65,772
Marketable equity securities	1,528	7,980	1,588	11,096

Total securities available-for-sale	1,528	284,909	1,588	288,025
Trading securities held in a Rabbi Trust under a deferred compensation plan	2,089	-	-	2,089

Total securities	3,617	284,909	1,588	290,114
Derivative financial assets:
Interest rate swaps	-	17,518	-	17,518
Interest rate lock commitments	-	217	-	217
Forward sale contracts	-	412	-	412

Total Assets	$3,617	$303,056	$1,588	$308,261

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$-	$17,355	$-	$17,355

Total Liabilities	$-	$17,355	$-	$17,355

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table presents the changes in assets classified as Level 3 in the fair value hierarchy that are measured at fair value on a recurring basis using significant unobservable inputs.

(in thousands)	March 31, 2011	March 31, 2010

Balance at beginning of period	$1,588	$1,138
Total gains (losses) included in other comprehensive loss	68	-

Balance at end of period	$1,656	$1,138

Changes in the fair market value of available-for-sale securities are recorded in accumulated other comprehensive loss, while gains and losses from sales are recorded in securities gains, net in the Consolidated Statements of Income.

There were no purchases, sales, issuances, or settlements of Level 3 financial instruments during the periods presented. Additionally, there were no transfers of financial instruments into or out of Level 3 during the periods presented.

The following tables present assets that are measured at fair value on a nonrecurring basis by fair value hierarchy level. There were no liabilities measured at fair value on a nonrecurring basis during the periods presented.

	March 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Loans held for sale	$-	$2,305	$-	$2,305
Impaired loans	-	18,911	3,310	22,221
Other real estate owned	-	7,374	322	7,696
Mortgage servicing rights	-	-	2,869	2,869

Total Assets	$-	$28,590	$6,501	$35,091

	December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Loans held for sale	$-	$8,337	$-	$8,337
Impaired loans	-	10,968	1,478	12,446
Other real estate owned	-	5,820	-	5,820
Mortgage servicing rights	-	-	2,510	2,510

Total Assets	$-	$25,125	$3,988	$29,113

In addition to financial instruments recorded at fair value in S&T’s financial statements, fair value accounting guidance requires disclosure of fair value of all of an entity’s assets and liabilities considered to be financial instruments. For fair value disclosure purposes, S&T substantially utilized the fair value measurement criteria as required and discussed above. These estimates of fair value are significantly affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table presents the estimated fair value of financial instruments as of:

	March 31, 2011		December 31, 2010
(in thousands)	Fair Value	Carrying Value(1)	Fair Value	Carrying Value(1)

ASSETS
Cash and due from banks and interest-bearing deposits with banks	$108,855	$108,855	$108,196	$108,196
Securities available-for-sale	331,536	331,536	288,025	288,025
Federal Home Loan Bank stock, at cost	21,247	21,247	22,365	22,365
Loans	3,264,323	3,304,321	3,336,421	3,363,927
Bank owned life insurance	55,427	55,427	54,924	54,924
Trading securities	2,050	2,050	2,089	2,089
Mortgage servicing rights	2,869	2,869	2,510	2,510
Interest rate swaps	15,033	15,033	17,518	17,518
Interest rate lock commitments	244	244	217	217
Forward sales contracts	-	-	412	412

LIABILITIES
Deposits	$3,319,035	$3,305,839	$3,328,864	$3,317,524
Securities sold under repurchase agreements	38,270	38,270	40,653	40,653
Long-term borrowings	30,318	28,974	31,345	29,365
Junior subordinated debt securities	91,165	90,619	91,460	90,619
Interest rate swaps	14,970	14,970	17,355	17,355
Forward sales contracts	48	48	-	-

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

Pursuant to S&T’s agreements with various financial institutions, S&T may receive collateral or may be required to post collateral based upon mark-to-market positions. Beyond unsecured threshold levels, collateral in the form of cash or securities may be made available to counterparties of swap transactions. Based upon S&T’s current positions and related future collateral requirements relating to them, S&T believes any affect on its cash flow or liquidity position to be immaterial. Derivatives contain an element of credit risk, the possibility that S&T will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by S&T’s Asset and Liability Committee (“ALCO”) and derivatives with customers may only be executed with customers within credit exposure limits approved by S&T’s Board of Directors Loan Committee. Interest rate swaps are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Consolidated Statements of Income.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Interest Rate Lock Commitments and Forward Sales Contracts

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

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(in thousands)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts - Commercial Loans
Fair value	$15,033	$17,518	$14,970	$17,355
Notional amount	209,100	211,078	209,100	211,078
Collateral posted	-	-	13,795	13,928
Interest Rate Lock Commitments - Mortgage Loans
Fair value	244	217	-	-
Notional amount	8,296	17,033	-	-
Forward Sale Contracts - Mortgage Loans
Fair value	-	412	48	-
Notional amount	-	21,785	7,850	-

	Amount of (Loss) Gain Recognized in Income on Derivatives
(in thousands)	March 31, 2011	March 31, 2010

Derivatives not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	$(100)	$ 105
Interest rate lock commitments - mortgage loans	27	47
Forward sale contracts - mortgage loans	(460)	(200)

Total Derivatives not Designated as Hedging Instruments	$(533)	$ (48)

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized cost and fair value of available-for-sale securities for the periods shown:

	March 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$123,509	$1,512	$(302)	$124,719
Collateralized mortgage obligations of U.S. government corporations and agencies	72,878	1,479	(480)	73,877
Mortgage-backed securities of U.S. government corporations and agencies	56,127	2,513	-	58,640
Obligations of states and political subdivisions	60,974	1,489	(63)	62,400

Debt Securities	313,488	6,993	(845)	319,636
Marketable equity securities	10,290	1,758	(148)	11,900

Total	$323,778	$8,751	$(993)	$331,536

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$123,812	$2,078	$(215)	$125,675
Collateralized mortgage obligations of U.S. government corporations and agencies	39,790	1,701	-	41,491
Mortgage-backed securities of U.S. government corporations and agencies	41,373	2,618	-	43,991
Obligations of states and political subdivisions	64,651	1,357	(236)	65,772

Debt Securities	269,626	7,754	(451)	276,929
Marketable equity securities	10,347	1,010	(261)	11,096

Total	$279,973	$8,764	$(712)	$288,025

There were no significant gross realized gains or losses for the three months ended March 31, 2011. There were $0.2 million in gross realized gains and no significant gross realized losses for the three months ended March 31, 2010. Realized gains and losses on the sale of securities are determined using the specific-identification method.

Net unrealized gains of $5.0 million and $5.2 million were included in accumulated other comprehensive loss, net of tax, at March 31, 2011 and December 31, 2010, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables present investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months:

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$31,589	$(302)	$-	$-	$31,589	$(302)
Collateralized mortgage obligations of U.S. government corporations and agencies	37,435	(480)	-	-	37,435	(480)
Obligations of states and political subdivisions	7,503	(46)	941	(17)	8,444	(63)

Debt Securities Available-for-Sale	76,527	(828)	941	(17)	77,468	(845)
Marketable equity securities	657	(148)	-	-	657	(148)

Total Temporarily Impaired Securities	$77,184	$(976)	$941	$(17)	$78,125	$(993)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$20,558	$(215)	$-	$-	$20,558	$(215)
Obligations of states and political subdivisions	13,167	(194)	917	(42)	14,084	(236)

Debt Securities Available-for-Sale	33,725	(409)	917	(42)	34,642	(451)
Marketable equity securities	2,068	(261)	-	-	2,068	(261)

Total Temporarily Impaired Securities	$35,793	$(670)	$917	$(42)	$36,710	$(712)

S&T does not believe any individual unrealized loss as of March 31, 2011 represents an other-than-temporary impairment (“OTTI”). S&T performs a review of its securities for OTTI on a quarterly basis to identify securities that may indicate an OTTI. Generally, S&T records an impairment charge when an equity security within the marketable equity securities portfolio has been in a loss position for 12 consecutive months, unless facts and circumstances suggest the need for an OTTI prior to that time. S&T’s policy for recording an OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the length of time and the extent to which fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of a security recovering from any decline in fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the security prior to the it recovering.

As of March 31, 2011, the unrealized losses on 30 debt securities were primarily attributable to changes in interest rates. The unrealized losses on 7 marketable equity securities as of March 31, 2011 were attributable to temporary declines in fair value. S&T does not intend to sell and it is not likely that S&T will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of its amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The amortized cost and fair value of available-for-sale securities at March 31, 2011, by contractual maturity, are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value

Due in one year or less	$14,096	$14,412
Due after one year through five years	132,345	133,992
Due after five years through ten years	9,934	10,126
Due after ten years	28,108	28,589

	184,483	187,119
Collateralized mortgage obligations of U.S. government corporations and agencies	72,878	73,877
Mortgage-backed securities of U.S. government corporations and agencies	56,127	58,640

Total Debt Securities	313,488	319,636

Marketable equity securities	10,290	11,900

Total	$323,778	$331,536

At March 31, 2011 and December 31, 2010, securities with principal amounts of $218.6 million and $209.3 million, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTE 6. RESTRICTED INVESTMENT IN BANK STOCK

S&T is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. The FHLB requires member banks to purchase and hold FHLB stock based on their “Member Asset Value,” as defined and calculated by the FHLB on an annual basis, and their level of activity with the FHLB, including, among other things, advances and letters of credit. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the low-cost products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, FHLB stock does not provide its holders with an opportunity for capital appreciation because, by regulation, it can only be purchased, redeemed and transferred at par value.

At March 31, 2011 and December 31, 2010, S&T’s FHLB stock totaled $21.2 million and $22.4 million, respectively. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.

In December 2008 the FHLB suspended the payment of dividends and the repurchase of excess capital stock until further notice. On October 28, 2010 the FHLB announced that it would partially lift its suspension on the repurchase of excess capital stock and would review future excess capital stock repurchases on a quarterly basis. Management reviewed the FHLB’s Form 10-K for the period ended December 31, 2010 filed with the SEC on March 18, 2011 to support their conclusion around OTTI of FHLB stock.

S&T believes its holdings in the stock are ultimately recoverable at par value as of March 31, 2011 and, therefore, determined that the FHLB stock was not OTTI. In addition, S&T has sufficient liquidity and does not require redemption of its FHLB stock in the foreseeable future. On October 29, 2010, S&T received $1.2 million from the FHLB to redeem 11,771 shares of capital stock, $1.1 million for the redemption of 11,183 shares on February 24, 2011 and an additional $1.1 million for the redemption of 10,624 shares on April 29, 2011.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. LOANS AND LOANS HELD FOR SALE

The following table presents the composition of loans for the periods stated:

(in thousands)	March 31, 2011	December 31, 2010

Consumer:
Home equity	$436,357	$441,096
Residential mortgage	342,904	359,536
Installment and other consumer	70,573	74,780
Consumer construction	4,322	4,019

Total Consumer Loans	854,156	879,431

Commercial:
Commercial real estate	1,488,700	1,494,202
Commercial and industrial	713,683	722,359
Commercial construction	245,477	259,598

Total Commercial Loans	2,447,860	2,476,159

Total Portfolio Loans	3,302,016	3,355,590
Allowance for loan losses	(61,663)	(51,387)

Total Portfolio Loans, net	3,240,353	3,304,203
Loans held for sale	2,305	8,337

Total Loans	$3,242,658	$3,312,540

S&T attempts to limit its exposure to credit risk by diversifying its loan portfolio and actively managing concentrations. When concentrations exist in certain segments, S&T mitigates this risk by monitoring relevant economic indicators and internal risk rating trends, and through stress testing of the loans in those segments. Since S&T is primarily a lender to businesses in western Pennsylvania, there is a concentration in commercial loans as well as a geographic loan concentration in Pennsylvania. Commercial loans represent 74 percent of total portfolio loans at both March 31, 2011 and December 31, 2010. Within the commercial portfolio, the commercial real estate (“CRE”) and commercial construction portfolios combined comprise 71 percent of commercial loans and 53 percent of total loans at both March 31, 2011 and December 31, 2010. Further segmentation of the CRE and commercial construction portfolios by industry and collateral type reveal no concentration in excess of 9 percent of total loans.

The vast majority of both commercial and consumer loans are made to businesses and individuals in S&T’s western Pennsylvania market, resulting in a geographic concentration. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Only the CRE and commercial construction portfolios combined have any significant out of state exposure, with 21 percent of the combined portfolio or 11 percent of total loans at both March 31, 2011 and December 31, 2010 being out of state. Management believes underwriting guidelines and ongoing review by loan administration mitigate the concentration risk present in the loan portfolio.

The following table presents a summary of nonperforming assets for the periods stated:

(in thousands)	March 31, 2011	December 31, 2010

Nonperforming loans	$80,846	$63,883
OREO	7,696	5,820

Total Nonperforming Assets	$88,542	$69,703

OREO and other repossessed assets, which are included in other assets in the Consolidated Balance Sheets consists of 28 properties with three properties comprising $4.6 million or 59 percent of the balance.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table presents restructured loans for the periods presented:

	March 31, 2011			December 31, 2010
(in thousands)	Performing Restructured Loans	Nonperforming Restructured Loans	Total Restructured Loans	Performing Restructured Loans	Nonperforming Restructured Loans	Total Restructured Loans

Commercial real estate	$1,806	$29,470	$31,276	$1,194	$29,636	$30,830
Commercial and industrial	903	940	1,843	37	1,000	1,037
Commercial construction	-	4,103	4,103	-	2,143	2,143
Home equity	-	-	-	-	-	-
Residential mortgage	601	430	1,031	908	-	908
Installment and other consumer	-	-	-	-	-	-
Consumer construction	-	-	-	-	-	-

Ending Balance	$3,310	$34,943	$38,253	$2,139	$32,779	$34,918

Restructured loans are loans that S&T, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A concession is considered to have been granted if any of the following occur: a reduction of contractual interest rates below the market interest rate for new debt with similar characteristics, acceptance of other assets or an equity interest in the debtor in partial satisfaction of the debt, a reduction or forgiveness of principal, a reduction or forgiveness of accrued interest, a reduction or deferral of principal, or an extension of the maturity date at a stated interest rate lower than the current market rate for the new debt with similar risk.

NOTE 8. ALLOWANCE FOR LOAN LOSSES

S&T maintains an allowance for loan losses (“ALL”) at a level determined to be adequate to absorb estimated probable credit losses inherent in the loan portfolio as of the balance sheet date. S&T develops and documents a systematic ALL methodology based on the following portfolio segments: 1) CRE, 2) Commercial and Industrial (“C&I”), 3) Commercial Construction, 4) Consumer Real Estate and 5) Other Consumer. The following discusses the key risks associated with each portfolio segment:

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

Commercial Construction—Loans made to finance the construction or building of structures as well as to finance the acquisition and development of raw land for various purposes. While the risk of these loans is generally confined to the construction period, if there are problems the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer.

Consumer Real Estate—Loans secured by 1st and 2nd lien home equity loans, home equity lines of credit and 1-4 family residences, including purchase money mortgages. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the local housing market can also have a significant impact on this portfolio since low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

Other Consumer—Loans made to individuals that may be secured by assets other than 1-4 family residences as well as unsecured loans. This segment includes auto loans, unsecured lines of credit and credit cards. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.

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

Loans in the consumer segments are not individually risk rated; therefore, the most important indicators of risk are the existence of collateral, the type of collateral, and for consumer real estate loans, whether the bank has a 1st or 2nd lien position. A simplified data migration technique is used to calculate the historic average losses over the defined loss emergence period.

Management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, nonperforming status and changes in risk ratings on a monthly basis.

The following tables present the age analysis of past due loans segregated by class of loans for the periods stated:

	March 31, 2011
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due	Total Loans

Commercial real estate	$1,423,351	$4,726	$3,434	$57,189	$65,349	$1,488,700
Commercial and industrial	695,782	7,815	1,005	9,081	17,901	713,683
Commercial construction	236,622	1,297	202	7,356	8,855	245,477
Home equity	431,411	2,165	923	1,858	4,946	436,357
Residential mortgage	332,489	4,199	879	5,337	10,415	342,904
Installment and other consumer	70,219	297	32	25	354	70,573
Consumer construction	4,322	-	-	-	-	4,322

Totals	$3,194,196	$20,499	$6,475	$80,846	$107,820	$3,302,016

	December 31, 2010
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due	Total Loans

Commercial real estate	$1,445,521	$3,135	$1,236	$44,310	$48,681	$1,494,202
Commercial and industrial	717,078	975	739	3,567	5,281	722,359
Commercial construction	250,776	99	736	7,987	8,822	259,598
Home equity	437,212	1,744	707	1,433	3,884	441,096
Residential mortgage	352,194	930	416	5,996	7,342	359,536
Installment and other consumer	74,373	275	67	65	407	74,780
Consumer construction	3,494	-	-	525	525	4,019

Totals	$3,280,648	$7,158	$3,901	$63,883	$74,942	$3,355,590

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings for the periods presented:

	March 31, 2011
(in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction

Pass	$1,250,149	$610,750	$201,984
Special mention	98,780	57,460	10,534
Substandard	139,771	45,473	32,959

Total	$1,488,700	$713,683	$245,477

	December 31, 2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction

Pass	$1,297,242	$619,011	$221,492
Special mention	86,653	76,158	16,308
Substandard	110,307	27,190	21,798

Total	$1,494,202	$722,359	$259,598

Management monitors the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.

The following tables present the recorded investment in consumer loan classes by performing and nonperforming status for the periods stated:

	March 31, 2011
(in thousands)	Home Equity	Residential Mortgage	Installment and other consumer	Consumer Construction

Performing	$434,499	$337,567	$70,548	$4,322
Nonperforming	1,858	5,337	25	-

Total	$436,357	$342,904	$70,573	$4,322

	December 31, 2010
(in thousands)	Home Equity	Residential Mortgage	Installment and other consumer	Consumer Construction

Performing	$439,663	$353,540	$74,715	$3,494
Nonperforming	1,433	5,996	65	525

Total	$441,096	$359,536	$74,780	$4,019

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

S&T individually evaluates all substandard commercial loans greater than $0.5 million for impairment and any other commercial loans greater than $0.5 million identified by management that show signs of impairment. Loans are considered to be impaired when based upon current information and events it is probable that S&T will be unable to collect all interest and principal payments due according to the original contractual terms of the loan agreement.

The following table presents S&T’s investment in loans considered to be impaired and related information on those impaired loans for the periods presented:

	March 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$22,839	$24,250	$5,266	$16,041	$69
Commercial and industrial	3,998	3,998	2,907	2,377	-
Commercial construction	3,938	3,938	381	5,569	-

Total with a related allowance recorded	30,775	32,186	8,554	23,987	69

Without a related allowance recorded:
Commercial real estate	30,511	35,593	-	30,029	154
Commercial and industrial	3,934	5,719	-	2,240	22
Commercial construction	3,309	4,828	-	5,388	4

Total without a related allowance recorded	37,754	46,140	-	37,657	180

Total:
Commercial real estate	53,350	59,843	5,266	46,070	223
Commercial and industrial	7,932	9,717	2,907	4,617	22
Commercial construction	7,247	8,766	381	10,957	4

Total	$68,529	$78,326	$8,554	$61,644	$249

	December 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$10,152	$11,466	$1,992	$21,023	$489
Commercial and industrial	1,263	1,263	337	1,623	22
Commercial construction	4,662	4,662	1,302	7,165	-

Total with a related allowance recorded	16,077	17,391	3,631	29,811	511

Without a related allowance recorded:
Commercial real estate	29,788	37,567	-	28,074	442
Commercial and industrial	1,491	3,280	-	1,370	-
Commercial construction	3,325	4,853	-	7,202	20

Total without a related allowance recorded	34,604	45,700	-	36,646	462

Total:
Commercial real estate	39,940	49,033	1,992	49,097	931
Commercial and industrial	2,754	4,543	337	2,993	22
Commercial construction	7,987	9,515	1,302	14,367	20

Total	$50,681	$63,091	$3,631	$66,457	$973

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables detail activity in the ALL for the periods presented:

	March 31, 2011						March 31, 2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans	Total Loans

Allowance for loan losses:
Beginning at January 1	$30,425	$9,777	$5,904	$3,962	$1,319	$51,387	$59,580
Charge-offs	(464)	(272)	(673)	(924)	(207)	(2,540)	(2,140)
Recoveries	524	95	711	746	100	2,176	1,153

Net Charge-offs	60	(177)	38	(178)	(107)	(364)	(987)

Provision for loan losses	9,201	1,091	922	(558)	(16)	10,640	4,430

Balance at End of Period	$39,686	$10,691	$6,864	$3,226	$1,196	$61,663	$63,023

Allowance for credit losses:
For Loans individually evaluated for impairment	5,266	2,907	381	-	-	8,554	20,252
For Loans collectively evaluated for impairment	34,420	7,784	6,483	3,226	1,196	53,109	42,771

Total Allowance for Loan Losses	39,686	10,691	6,864	3,226	1,196	61,663	63,023
Portfolio Loans:
Individually evaluated for impairment	53,350	7,932	7,247	-	-	68,529	87,774
Collectively evaluated for impairment	1,435,350	705,751	238,230	783,583	70,573	3,233,487	3,307,520

Total Portfolio Loans	$1,488,700	$713,683	$245,477	$783,583	$70,573	$3,302,016	$3,395,294

NOTE 9. MORTGAGE SERVICING RIGHTS

The value of servicing loans is recognized as part of the interest rate lock derivative value when commitments to fund a loan to be sold are made. Upon sale of the loan, the value of the MSR, is recognized as a separate asset, which represents the then current estimated fair value of future net cash flows expected to be realized for performing the servicing activities. The estimated fair value of MSR is determined by calculating the present value of estimated future net servicing cash flows, considering expected prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rates of prepayments are the most significant factor driving the value of MSR. Increases in prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the estimated fair value of MSR, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio. MSR are reported in other assets in the Consolidated Balance Sheets and are amortized into mortgage banking in the Consolidated Statements of Income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

MSR are regularly evaluated for impairment based on the estimated fair value of those rights. MSR are stratified by certain risk characteristics, primarily loan term and note rate. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the estimated fair value. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced.

MSR are also reviewed for OTTI. OTTI exists when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan pay-off activity. When this occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSR. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR and the valuation allowance, precluding subsequent recoveries.

For the three months ended March 31, 2011 and 2010, 1-4 family mortgage loans that were sold to Fannie Mae amounted to $26.4 million and $22.2 million, respectively. At March 31, 2011 and 2010, S&T’s servicing portfolio totaled $331.5 million and $270.9 million, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables present MSR and the net carrying values for the three months ended March 31, 2011 and 2010:

(in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value

Balance at beginning of period	$3,292	$(825)	$2,467
Additions/(reductions)	256	270	526
Amortization	(124)	-	(124)

Ending Balance at March 31, 2011	$3,424	$(555)	$2,869

(in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value

Balance at beginning of period	$2,692	$(592)	$2,100
Additions/(reductions)	232	(9)	223
Amortization	(118)	-	(118)

Ending Balance at March 31, 2010	$2,806	$(601)	$2,205

NOTE 10. BORROWINGS

Short-term borrowings are for original terms under one year and may be comprised of retail repurchase agreements (“REPOs”), wholesale REPOs, federal funds purchased and FHLB advances. S&T defines repurchase agreements with its local retail customers as retail REPOs; short-term wholesale REPOs are those transacted with other banks and brokerage firms. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. The estimated fair value of collateral provided to a third party is continually monitored and additional collateral is obtained or requested to be returned as appropriate. Federal funds purchased are unsecured overnight borrowings with other financial institutions. FHLB advances are for various terms secured by a blanket lien on residential mortgages, other real estate secured loans and FHLB stock with the FHLB of Pittsburgh.

At March 31, 2011 and December 31, 2010, the only short-term borrowings that S&T had outstanding were comprised of REPOs totaling $38.3 million and $40.7 million, respectively.

Long-term debt instruments are for original terms greater than one year and may be comprised of wholesale REPOs, FHLB advances and junior subordinated debt securities. Long-term REPOs and FHLB advances have the same collateral requirements as their short-term equivalents.

The following is a summary of long-term debt for the periods presented:

(in thousands)	March 31, 2011	December 31, 2010

Long-term borrowings	$28,974	$29,365
Junior subordinated debt securities	90,619	90,619

Total	$119,593	$119,984

S&T had total long-term debt outstanding of $50.6 million at a fixed rate and $68.7 million at a variable rate at March 31, 2011. Included in long-term borrowings is a capital lease of $0.3 million.

S&T had total borrowings at March 31, 2011 and December 31, 2010 at the FHLB of Pittsburgh of $28.7 million and $29.1 million, respectively. There were no short-term borrowings at the end of the current period. At March 31, 2011, S&T had a maximum borrowing capacity of $1.3 billion with the FHLB of Pittsburgh.

NOTE 11. EMPLOYEE BENEFITS

S&T Bank maintains a defined benefit pension plan (“Plan”) covering substantially all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years of employment. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future. S&T made no contributions to its pension plan in 2010 and no contributions are required to be made for 2011 at this time. The expected long-term rate of return on plan assets is 8.00 percent.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table summarizes the components of net periodic pension expense for the periods presented:

	Three Months Ended March 31,
(in thousands)	2011	2010

Service cost—benefits earned during the period	$654	$614
Interest cost on projected benefit obligation	1,043	1,016
Expected return on plan assets	(1,344)	(1,200)
Amortization of prior service cost	(2)	(2)
Recognized net actuarial loss	187	220

Net Periodic Pension Expense	$538	$648

NOTE 12. COMMITMENTS AND CONTINGENCIES

Commitments

S&T, in the normal course of business, offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. S&T’s exposure to credit loss, in the event a customer does not satisfy the terms of their agreement, equals the contractual amount of the obligation less the value of any collateral. S&T applies the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. S&T’s allowance for lending-related commitments totaled $2.9 million at March 31, 2011 and $2.7 million at December 31, 2010. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the customers.

The following table sets forth the commitments and letters of credit for the periods presented:

(in thousands)	March 31, 2011	December 31, 2010

Commitments to extend credit	$860,710	$836,042
Standby letters of credit	130,508	135,489

Total	$991,218	$971,531

Litigation

S&T, in the normal course of business, is subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, S&T believes that the outcome of such proceedings or claims will not have a material adverse effect on its consolidated financial position.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 13. EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the basic calculation, but are included in diluted EPS. In computing diluted EPS, average common shares outstanding have been increased by the dilutive common stock equivalents relating to S&T’s outstanding stock options and restricted stock. Excluded from the calculation were anti-dilutive stock options of 746,435 and 1,082,706 shares and anti-dilutive restricted stock of 11,954 and 3,557 shares for the three months ended March 31, 2011 and 2010, respectively. Further 517,012 common stock warrants were anti-dilutive at both March 31, 2011 and 2010.

The following table reconciles the weighted average common shares outstanding used to calculate basic EPS to the weighted average common shares used to calculate diluted EPS:

	Three Months Ended March 31,
	2011	2010

Weighted average common shares outstanding (basic)	27,936,723	27,724,495
Effect of dilutive stock options and restricted stock	20,279	28,889

Weighted Average Common Shares Outstanding (Diluted)	27,957,002	27,753,384

NOTE 14. SEGMENTS

S&T operates in three reportable operating segments: Community Banking, Wealth Management and Insurance.

The Community Banking segment offers services which include accepting demand deposit accounts, savings, money market, certificates of deposit, and originating commercial and consumer loans, providing letters of credit and credit card services.

The Wealth Management segment offers discount brokerage services, services as executor and trustee under wills and deeds, guardian and custodian of employee benefit plan assets and other trust and brokerage services, as well as a registered investment advisor that manages private investment accounts for individuals and institutions.

The Insurance segment includes a full-service insurance agency offering commercial property and casualty insurance, group life and health coverage, employee benefit solutions and personal insurance lines.

The following represents total assets by reportable segment:

(in thousands)	March 31, 2011	December 31, 2010

Community Banking	$4,081,027	$4,103,898
Insurance	7,658	8,461
Wealth Management	1,369	1,980

Total Assets	$4,090,054	$4,114,339

The following tables provide financial information for S&T’s three operating segments. The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

(in thousands)	Three Months Ended March 31, 2011
	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated

Interest income	$42,141	$92	$-	$(41)	$42,192
Interest expense	7,325	-	73	(78)	7,320

Net interest income (expense)	34,816	92	(73)	37	34,872
Provision for loan losses	10,640	-	-	-	10,640
Noninterest income	7,382	2,086	1,333	225	11,026
Noninterest expense	21,516	1,726	1,263	1,384	25,889
Depreciation expense	1,074	9	14	-	1,097
Amortization of intangible assets	431	18	14	-	463
Provision for income taxes	2,480	167	(11)	(1,122)	1,514

Net Income (Loss)	$6,057	$258	$(20)	$-	$6,295

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(in thousands)	Three Months Ended March 31, 2010
	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated

Interest income	$45,300	$132	$-	$(108)	$45,324
Interest expense	9,453	-	73	(116)	9,410

Net interest income (expense)	35,847	132	(73)	8	35,914
Provision for loan losses	4,430	-	-	-	4,430
Noninterest income	7,490	2,019	1,525	309	11,343
Noninterest expense	22,013	1,591	1,154	1,577	26,335
Depreciation expense	1,039	9	24	-	1,072
Amortization of intangible assets	489	20	14	-	523
Provision for income taxes	4,555	205	93	(1,260)	3,593

Net Income	$10,811	$326	$167	$-	$11,304

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the consolidated results of operations and financial condition of S&T and highlights material changes in its financial condition and results of operations at and for the three months ended March 31, 2011 and 2010. MD&A should be read in conjunction with the consolidated financial statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.

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

Critical Accounting Policies and Estimates

S&T’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2011 have remained unchanged from the disclosures presented in S&T’s Annual Report on Form 10-K for the year ended December 31, 2010 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

S&T is a bank holding company headquartered in Indiana, Pennsylvania with assets of $4.1 billion at March 31, 2011. S&T provides a full range of financial services through 51 branch offices located in Allegheny, Armstrong, Blair, Butler, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services, insurance, estate planning and administration, employee benefit plan investment management and administration, corporate services, and other fiduciary services.

S&T earns revenue primarily from interest on loans, securities investments and fees charged for financial services provided to its customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and other operating costs such as: salaries and employee benefits, occupancy, data processing expenses and tax expense. S&T’s strategic plan to deliver profitable growth to its shareholders includes: increasing loans and core deposits with sufficient interest rate spreads, controlling loan delinquency and loan losses, controlling operating expenses, expanding the business through organic growth and acquisitions, introducing new products and services and expanding the products and services provided to its existing customers. S&T’s common stock trades on the Nasdaq Global Select Market under the symbol STBA.

Net income available to common shareholders for the first quarter of 2011 was $4.7 million resulting in diluted earnings per common share of $0.17 compared to net income of $9.8 million and $0.35 diluted earnings per share in the first quarter of 2010. The decrease in net income was primarily driven by an increase in the provision for loan losses. During the first quarter of 2011, a provision of $10.6 million was recorded compared to $4.4 million in the first quarter of 2010. The provision increased primarily due to an increase in the general reserve as a result of an increase in substandard loans, all of which were downgraded in response to an updated evaluation of each credit based on receipt of recently available financial information. Net interest margin declined to 3.92 percent for the first quarter of 2011 compared to 4.00 percent in the same period in the prior year.

Asset quality will continue to be a primary driver of our results for the remainder of fiscal 2011. We remain diligent and focused on monitoring our nonperforming assets. S&T continually strives to be well positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management regularly assesses our balance sheet, capital, liquidity and operation infrastructures in order to be positioned to take advantage of internal or acquisition growth.

Explanation of Use of Non-GAAP Financial Measures

In addition to the results of operations presented in accordance with GAAP, management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully taxable equivalent basis and operating revenue. Management believes these non-GAAP financial measures provide information useful to investors in understanding S&T’s underlying operational performance and its business and performance trends as they facilitate comparisons with the performance of others in the financial services industry. Although management believes that these non-GAAP financial measures enhance investors’ understanding of S&T’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Management believes the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis in the table below for the three months ended March 31, 2011 and 2010.

Operating revenue is the sum of net interest income and noninterest income less securities gains. In order to understand the significance of net interest income to S&T’s business and operating results, management believes it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to

Three Months Ended March 31, 2010

Net Income

Net income available to common shareholders was $4.7 million or $0.17 diluted earnings per share for the first quarter of 2011 compared to $9.8 million or $0.35 diluted earnings per share for the same period in 2010. The decrease in net income was principally driven by a $1.0 million decline in net interest income and a $6.2 million increase in the provision for loan losses, partially offset by a $2.1 million decrease in the provision for income taxes, resulting from the decline in pretax income. The common return on average assets was 0.47 percent for the three months ended March 31, 2011, compared to 0.96 percent for the three months ended March 31, 2010. The common return on average common equity was 3.31 percent for the three months ended March 31, 2011 compared to 7.12 percent for the same period in 2010.

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to S&T’s financial performance because net interest income comprised 76 percent of operating revenue (net interest income plus noninterest income, excluding securities gains) in the first quarters of 2011 and 2010. The level and mix of interest-earning assets and interest-bearing liabilities are continually monitored by S&T’s Asset and Liability Committee (“ALCO”), in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters, to maintain an acceptable net yield on interest-earning assets (net interest margin) given the challenges of the current interest rate environment.

The following table reconciles interest income per the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis:

	Three Months Ended March 31,
(in millions)	2011	2010

Interest income	$42.2	$45.3
Taxable equivalent adjustment to interest income	1.0	1.2

Interest Income on a Fully Taxable Equivalent Basis	43.2	46.5
Interest expense	7.3	9.4

Net Interest Income on a Fully Taxable Equivalent Basis	$35.9	$37.1

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Balance	Income	Rate	Balance	Income	Rate

(in millions)

ASSETS
Loans (1)	$3,324.6	$40.3	4.92%	$3,404.1	$43.0	5.12%
Securities/other (1)	384.8	2.9	3.02%	352.9	3.5	4.06%

Total Interest-earning Assets	3,709.4	43.2	4.72%	3,757.0	46.5	5.02%
Noninterest-earning assets	378.0			380.5

TOTAL	$4,087.4			$4,137.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	$1,295.2	$0.6	0.18%	$1,249.9	$0.9	0.29%
Certificates of deposit	1,231.2	5.5	1.81%	1,316.7	6.7	2.08%
Borrowed funds < 1 year	42.6	-	0.14%	132.3	0.1	0.28%
Borrowed funds > 1 year	119.7	1.2	4.21%	157.4	1.7	4.34%

Total Interest-bearing Liabilities	2,688.7	7.3	1.10%	2,856.3	9.4	1.34%
Noninterest-bearing liabilities:
Demand deposits	767.6			684.0
Shareholders’ equity/other	631.1			597.2

TOTAL	$4,087.4			$4,137.5

Net Yield on Interest-earning Assets(1)			3.92%			4.00%

Net Interest Income(1)		$35.9			$37.1

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

When comparing the first quarter of 2011 to the first quarter of 2010 on a fully taxable-equivalent basis, net interest income and net interest margin decreased by $1.2 million and 8 basis points, respectively. The decline in the net interest margin is a result of loan repricing and replacement volume at lower rates and an unfavorable shift in asset mix, offset by a better funding mix between deposits, including noninterest-bearing demand deposits and borrowings.

Average securities increased by $31.9 million and the fully taxable-equivalent yield decreased by 104 basis points. The average securities balance and yield were impacted by securities maturities, lower rates on new securities, and an increase in excess funds held at the Federal Reserve. Average loans decreased by $79.5 million and the fully taxable-equivalent yield decreased by 20 basis points. Overall, the fully taxable-equivalent yield on interest-earning assets decreased 30 basis points to 4.72 percent.

Average interest-bearing deposits decreased by $40.2 million mainly due to a $33.9 million decrease in brokered certificates of deposit. The cost of deposits was 0.97 percent, a decrease of 24 basis points due to lower rates paid on deposits. Average borrowings decreased by $127.4 million and 65 basis points. Overall, the yield on interest-bearing liabilities decreased 24 basis points to 1.10 percent.

Net interest income was positively impacted by a $120.0 million increase in average net free funds. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest driver of the increase in net free funds was noninterest-bearing demand deposits. Noninterest-bearing demand deposits increased as a result of the low interest rate environment, marketing efforts for new demand accounts, corporate cash management services and the unlimited FDIC deposit insurance protection provided by the Dodd-Frank Act.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2011 Compared to March 31, 2010(2)
(in millions)	Volume	Rate	Net

Interest earned on:
Loans (1)	$(1.0)	$(1.7)	$(2.7)
Securities/other (1)	0.3	(0.9)	(0.6)

Total Interest-earning Assets	(0.7)	(2.6)	(3.3)

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	-	(0.3)	(0.3)
Certificates of deposit	(0.4)	(0.8)	(1.2)
Borrowed funds < 1 year	(0.1)	-	(0.1)
Borrowed funds > 1 year	(0.5)	-	(0.5)

Total Interest-bearing Liabilities	(1.0)	(1.1)	(2.1)

Net Interest Income (1)	$0.3	$(1.5)	$(1.2)

(1) Tax-exempt income is on a fully taxable equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2011 and 2010.

(2) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses is the amount to be added to the ALL after adjusting for charge-offs and recoveries to bring the allowance to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increased $6.2 million to $10.6 million at the end of the first quarter of 2011 compared to $4.4 million at the end of the first quarter of 2010. This increase was primarily driven by an increase in the general reserve resulting from the downgrade of several loans, all of which were downgraded in response to an updated evaluation of each credit based on receipt of recently available financial information.

Charge-offs totaled $2.6 million and $2.2 million in the first quarter of 2011 and 2010, respectively and were partially offset by recoveries of $2.2 million and $1.2 million, respectively. The specific reserve for impaired loans decreased $11.7 million to $8.6 million at March 31, 2011 compared to $20.3 million at March 31, 2010. Through December 31, 2010 the majority of the loans associated with the $20.3 million reserve recorded at March 31, 2010 were charged off leaving a specific reserve of $3.6 million at year end. During the first quarter of 2011, the specific reserve increased $5.0 million primarily due to the addition of two large relationships. The allowance for loans losses was 1.87 percent of total loans at March 31, 2011 compared to 1.85 percent at March 31, 2010.

Noninterest Income

	Three Months Ended March 31
(in thousands)	2011	2010	$ Change

Securities gains (losses), net	$13	$153	$(140)
Service charges on deposit accounts	2,404	2,971	(567)
Wealth management fees	2,050	1,984	66
Letter of credit fees	254	353	(99)
Insurance fees	2,132	2,368	(236)
Mortgage banking	625	410	215
Debit and credit card fees	2,012	1,381	631
Other	1,536	1,723	(187)

Total Noninterest Income	$11,026	$11,343	$(317)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Noninterest income decreased $0.3 million to $11.0 million in the first quarter of 2011 compared to the first quarter of 2010. Service charges on deposits, primarily overdraft fees, decreased $0.6 million due to a regulatory change (“Regulation E”), which was implemented on August 15, 2010. Under Regulation E customers with existing accounts are required to opt in for overdraft coverage on certain types of electronic banking activities. Many customers have not opted to continue the coverage resulting in a decrease in customer overdraft fees. The decrease in insurance fees of $0.2 million is primarily driven by a decline in annual bonus commission income, which is based on insurance customer’s annual loss rates. Prior year annual bonus commissions were unusually high and the current year has returned to more normalized levels. Mortgage banking increased $0.2 million primarily due to an increase in the fair value of mortgage servicing rights resulting from an increase in the volume of loans being serviced and a projected decrease in prepayment speeds given the current low interest rate environment. Debit and credit card fees increased primarily due to S&T switching from multiple debit card service providers to a single provider that contracted with the bank at higher rates. The $0.2 million decrease in other noninterest income is due to a decline in derivative fee income and change in the mark-to-market swap valuation from a gain in the first quarter of the prior year to a loss in the quarter ended March 31, 2011, all of which were partially offset by an increase in ATM interchange fees.

Noninterest Expense

	Three Months Ended March 31
(in thousands)	2011	2010	$ Change

Salaries and employee benefits	$13,320	$12,565	$755
Occupancy, net	1,857	1,984	(127)
Furniture and equipment	1,191	1,088	103
Other taxes	902	945	(43)
Data processing	1,504	1,603	(99)
Amortization of intangibles	463	524	(61)
Legal	466	2,216	(1,750)
Joint venture amortization	740	628	112
FDIC assessment	1,226	1,301	(75)
Other noninterest expense	5,780	5,076	704

Total Noninterest Expense	$27,449	$27,930	$(481)

Noninterest expense decreased $0.5 million in the first quarter of 2011 compared to the first quarter of 2010. The decrease was driven primarily by a $1.8 million decrease in legal expense, that was partially offset by a $0.8 million increase in salaries and employee benefits and $0.7 million increase in other noninterest expense. The decrease in legal expense is attributable to the incurrence of legal expenses in the first quarter of 2010 that did not recur in the first quarter of 2011. The increase in salaries and employee benefits reflects a salary increase that impacted the first quarter of 2011 but not the first quarter of 2010 since the increase was not effective until June 2010. Additionally, payroll taxes and certain other benefits increased as a result of the increase in base salaries. These increases were partially offset by a reduction in the level of incentive compensation accrued in the first quarter of 2011 compared to the first quarter of 2010. Other noninterest expense increased primarily due to an increase in the reserve for unfunded loan commitments.

Provision for Income Taxes

The provision for income taxes decreased $2.1 million to $1.5 million for the first quarter of 2011 compared to $3.6 million for the same period in the prior year, primarily due to a decrease in pre-tax income. The year-to-date 2011 effective tax rate decreased to 19.4 percent as compared to 24.1 percent in 2010 due to recognition of nonrecurring tax return adjustments related to previously filed tax returns, an increase in low-income housing credits, partially offset by a lower level of tax-exempt income expected for the current year.

Financial Condition

Total assets decreased slightly in first quarter of 2011 compared to December 31, 2010. Continuing weak loan demand, coupled with higher than expected pay downs resulted in a slight decrease in the net loan portfolio. Consistent with management’s strategic initiative to further strengthen overall liquidity, funds generated from loan pay downs and the sale of loans held for sale were reinvested in securities, resulting in an increase in the securities available-for-sale portfolio. There was a small decline in total deposits due to minor decreases in interest-bearing demand deposits, money market accounts and certificates of deposit, which for the most part were offset by an increase in noninterest bearing deposit accounts. Additionally, brokered certificates of deposit experienced a significant decrease in the first quarter of 2011.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Securities Activity

(in thousands)	March 31, 2011	December 31, 2010	$ Change

Obligations of U.S. government corporations and agencies	$124,719	$125,675	$(956)
Collateralized mortgage obligations of U.S. government corporations and agencies	73,877	41,491	32,386
Mortgage-backed securities of U.S. government corporations and agencies	58,640	43,991	14,649
Obligations of states and political subdivisions	62,400	65,772	(3,372)

Debt Securities Available-for-Sale	319,636	276,929	42,707
Marketable equity securities (primarily bank stocks)	11,900	11,096	804

Total Securities Available-for-Sale, at Fair Value	$331,536	$288,025	$43,511

S&T invests in various securities in order to provide a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to S&T. Risks associated with various securities portfolios are managed and monitored by investment policies approved annually by S&T’s Board of Directors and administered by ALCO and the Treasury function of S&T Bank. The net increase in securities of $43.5 million resulted from the redeployment of funds received from loan pay downs in light of current and expected slow loan growth and management’s strategic initiative to further strengthen overall liquidity and reduce asset sensitivity.

On a quarterly basis, management evaluates the securities portfolios for OTTI in accordance with the applicable accounting guidance for investments reported at fair value. No impairment charges were recorded in the first quarter of 2011.

Loan Composition

	March 31, 2011		December 31, 2010
(in thousands)	Amount	% of Loans	Amount	% of Loans

Consumer
Home equity	$436,357	13.2%	$441,096	13.2%
Residential mortgage	342,904	10.4%	359,536	10.7%
Installment and other consumer	70,573	2.2%	74,780	2.2%
Construction	4,322	0.1%	4,019	0.1%

Total Consumer Loans	854,156	25.9%	879,431	26.2%

Commercial
Commercial real estate	1,488,700	45.1%	1,494,202	44.5%
Commercial and industrial	713,683	21.6%	722,359	21.5%
Construction	245,477	7.4%	259,598	7.8%

Total Commercial Loans	2,447,860	74.1%	2,476,159	73.8%

Total Portfolio Loans	3,302,016	100.0%	3,355,590	100.0%

Allowance for loan losses	(61,663)		(51,387)

Total Portfolio Loans, net	3,240,353		3,304,203
Loans Held for Sale	2,305		8,337

Total Loans	$3,242,658		$3,312,540

The loan portfolio represents the most significant source of interest income for S&T. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as the overall economic climate can significantly impact a borrower’s ability to pay. In order to mitigate such risk, loan underwriting standards for S&T are established by a formal policy and are subject to periodic review and approval by S&T’s Board of Directors.

Loans decreased by $59.6 million between December 31, 2010 and March 31, 2011. There were slight declines in both the consumer and commercial loan portfolios, primarily due to loan prepayments and reduced demand. Given the current economic environment loan growth is expected to remain a challenge throughout the remainder of 2011.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Although commercial loans, including commercial real estate (“CRE”), commercial and industrial (“C&I”) and construction, can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. The loan-to-value policy guidelines for CRE loans are generally 65-85 percent.

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

Management believes the downturn in the local residential real estate market and the impact of declining values on the real estate loan portfolio will be mitigated because of S&T’s conservative mortgage lending policies for portfolio loans, which require a maximum term of 20 years for fixed rate mortgages. Balloon mortgages are also offered in the portfolio. The maximum balloon term is 15 years with a maximum amortization term of 30 years. Balloon mortgages with terms of 10 years or less may have a maximum amortization term for up to 40 years. Combo mortgage loans consist of a residential first mortgage and a home equity second mortgage are also available to creditworthy borrowers.

S&T designates specific loan originations, generally longer-term, lower-yielding 1-4 family mortgages, as held for sale and sells them to Fannie Mae. The rationale for these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. During the three months ended March 31, 2011 and 2010, S&T sold $26.4 million and $22.2 million, respectively, of 1-4 family mortgages and currently services $331.5 million of secondary market mortgage loans to Fannie Mae at March 31, 2011. S&T intends to continue to sell longer-term loans to Fannie Mae in the future, especially during periods of lower interest rates.

S&T offers a variety of unsecured and secured consumer loans and credit card products.

Allowance for Loan Losses

S&T maintains an ALL at a level determined to be adequate to absorb estimated probable credit losses inherent in the loan portfolio as of the balance sheet date. The methodology used is based on the following portfolio segments: 1) CRE, 2) C&I, 3) Commercial Construction, 4) Consumer Real Estate and 5) Other Consumer.

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

Consumer unsecured loans and secured loans that are not real estate secured are evaluated for charge-off after the loan becomes 90 days past due. Unsecured loans are fully charged-off and secured loans are charged-off to the estimated fair value of the collateral less the cost to sell. If the collateral is repossessed and remains unsold for 120 days, the carrying value will be completely charged-off. Consumer loans secured by real estate are evaluated for charge-off after the loan balance becomes 90 days past due and are charged down to the estimated fair value of the collateral less cost to sell.

The charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off in the month the loss becomes probable, regardless of the delinquency status of the loan. S&T may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the remaining investment in the loan. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:

•	The status of a bankruptcy proceeding
•	The value of collateral and probability of successful liquidation
•	The status of adverse proceedings or litigation that may result in collection

The following tables summarize the changes in the ALL for the three months ended March 31:

	March 31, 2011						December 31,2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans	Total Loans

Allowance for loan losses:
Beginning at January 1	$30,425	$9,777	$5,904	$3,962	$1,319	$51,387	$59,580
Charge-offs	(464)	(272)	(673)	(924)	(207)	(2,540)	(41,027)
Recoveries	524	95	711	746	100	2,176	3,323

Net Charge-offs	60	(177)	38	(178)	(107)	(364)	(37,704)

Provision for loan losses	9,201	1,091	922	(558)	(16)	10,640	29,511

Balance at End of Period	$39,686	$10,691	$6,864	$3,226	$1,196	$61,663	$51,387

Allowance for credit losses:
For Loans individually evaluated for impairment	5,266	2,907	381	-	-	8,554	3,631
For Loans collectively evaluated for impairment	34,420	7,784	6,483	3,226	1,196	53,109	47,756

Total Allowance for Loan Losses	39,686	10,691	6,864	3,226	1,196	61,663	51,387
Portfolio Loans:
Individually evaluated for impairment	53,350	7,932	7,247	-	-	68,529	50,681
Collectively evaluated for impairment	1,435,350	705,751	238,230	783,583	70,573	3,233,487	3,304,909

Total Portfolio Loans	$1,488,700	$713,683	$245,477	$783,583	$70,573	$3,302,016	$3,355,590

	March 31, 2011	December 31, 2010

Ratio of net charge-offs to average loans outstanding (annualized)	0.04%	1.11%
Allowance for loan losses to total loans	1.87%	1.53%
Allowance for loan losses to nonperforming loans	76%	80%

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The ALL at March 31, 2011 was $61.7 million, an increase of $10.3 million from December 31, 2010. The general reserve increased $5.4 million in the first quarter of 2011 due to a significant number of downgrades, primarily in the CRE portfolio, resulting from an updated evaluation of each credit based on receipt of recently available financial information. Specific reserves totaling $8.6 million were included in the ALL at March 31, 2011, an increase of $4.9 million over the amount included in the ALL at December 31, 2010. The increase in specific reserves is primarily attributable to two large relationships totaling $18.8 million for which specific reserves totaling $6.0 million were recorded in the first quarter of 2011, offset by net charge-offs of $0.4 million and a $0.7 million reduction in the specific reserve for a single credit that was resolved.

S&T’s allowance for lending-related commitments is computed using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for lending-related commitments through a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments decreased to $2.9 million at March 31, 2011 as compared to $4.0 million at March 31, 2010 due to a significant decrease in the volume of commitments in 2011. The decrease relates to a reduction in commitments due to maturities and utilization of the commitments. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

Nonperforming assets consist of nonaccrual and restructured loans and OREO. The following table represents nonperforming assets for the periods presented:

(in thousands)	March 31, 2011	December 31, 2010	$ Change

Commercial real estate	$27,719	$14,674	$13,045
Commercial and industrial	8,141	2,567	5,574
Commercial construction	3,253	5,844	(2,591)
Home equity	1,858	1,433	425
Residential mortgage	4,907	5,996	(1,089)
Installment and other consumer	25	65	(40)
Consumer construction	-	525	(525)

Total Nonaccrual Loans	45,903	31,104	14,799

Commercial real estate	29,470	29,636	(166)
Commercial and industrial	940	1,000	(60)
Commercial construction	4,103	2,143	1,960
Residential mortgage	430	-	430

Total Nonaccrual Restructured Loans	34,943	32,779	2,164

Total Nonperforming Loans	80,846	63,883	16,963

OREO	7,696	5,820	1,876

Total Nonperforming Assets	$88,542	$69,703	$18,839

Asset Quality Ratios:

Nonperforming loans as a percent of total loans	2.45%	1.90%
Nonperforming assets as a percent of total loans + OREO	2.67%	2.07%

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Nonperforming assets include nonaccrual and nonperforming restructured loans and OREO. S&T’s policy is to place loans in all categories on nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There are no loans 90 days or more past due and still accruing.

Restructured loans are loans that S&T, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A concession is considered to have been granted if any of the following occur: a reduction of contractual interest rates below the market interest rate for new debt with similar characteristics, acceptance of other assets or an equity interest in the debtor in partial satisfaction of the debt, a reduction or forgiveness of principal, a reduction or forgiveness of accrued interest, a reduction or deferral of principal, or an extension of the maturity date at a stated interest rate lower than the current market rate for the new debt with similar risk.

Deposits

(in thousands)	March 31, 2011	December 31, 2010	$ Change

Noninterest-bearing demand	$802,748	$765,812	$36,936
Interest-bearing demand	286,111	295,246	(9,135)
Money market	240,375	262,683	(22,308)
Savings	755,311	753,813	1,498
Certificates of deposit	1,221,294	1,239,970	(18,676)

Total Deposits	$3,305,839	$3,317,524	$(11,685)

Deposits are a primary source of funds for S&T. Management believes that S&T’s deposit base is stable and that it has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. While total deposits at the end of the first quarter of 2011 were down slightly compared to the first quarter of 2010, S&T’s core deposit base remained stable with the decline being driven primarily by a decline in brokered certificates of deposit. Non-brokered certificates of deposit of $100,000 and over were 12 percent of total deposits at both March 31, 2011 and December 31, 2010, and primarily represent deposit relationships with local customers in our market area. S&T had $40.3 million and $63.0 million of brokered retail certificates of deposit outstanding at March 31, 2011 and December 31, 2010, respectively.

S&T participates in the Certificate of Deposit Account Registry Services (“CDARS”) program. The reciprocal program allows S&T customers to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. S&T maintains deposits by accepting certificates of deposits from customers of CDARS member banks in the exact amount as S&T customers placed. S&T can also access the CDARS network to accept brokered certificates of deposit that are not part of the reciprocal CDARS program. As of March 31, 2011, the CDARS certificates of deposit were primarily reciprocal totaling $38.4 million. The issuance of brokered retail certificates of deposit and participation in the CDARS program is an ALCO strategy to increase and diversify funding sources.

Borrowings

(in thousands)	March 31, 2011	December 31, 2010	$ Change

Securities sold under repurchase agreements	$38,270	$40,653	$(2,383)
Long-term borrowings	28,974	29,365	(391)
Junior subordinated debt securities	90,619	90,619	-

Total Borrowings	$157,863	$160,637	$(2,774)

Borrowings are an additional source of funding for S&T. Total borrowings decreased $2.8 million from December 31, 2010 due to the lower balances in REPO. Overall, borrowings decreased as a result of stable deposits and a reduction in earning assets.

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

The principal sources of asset liquidity are cash and due from banks, interest-earning deposits with banks, federal funds sold, unpledged securities available-for-sale, maturing and amortizing loans and securities and earnings. Liability liquidity sources include a stable core deposit base, the ability to renew maturing certificates of deposit, borrowing availability at the FHLB of Pittsburgh (“FHLB”), fed funds lines with other financial institutions, access to the brokered certificates of deposit market including CDARS, and the ability to raise debt and equity. A stable core and certificates of deposit base provided by S&T customers is an important source of liquidity. A stable deposit base is achieved by maintaining a strong capital position and the protection provided by FDIC insurance. ALCO uses a variety of methods to monitor the liquidity position of S&T. These include a liquidity gap, which measures potential sources and uses of funds over future time periods out to one year. Policy guidelines require S&T to maintain a positive liquidity gap, meaning sources greater than uses, in the 30 day time period. In addition, ratios including net noncore funding dependence, net loans and standby letters of credit to assets, and net loans to deposits are reviewed and monitored. ALCO also performs contingency funding analyses to determine S&T’s ability to meet potential liquidity needs under stress scenarios that cover varying time horizons ranging from immediate to long term. Policy guidelines require coverage ratios of potential sources greater than uses depending on the scenario and time horizon.

Liquidity improved during the first quarter of 2011 as compared to December 31, 2010 due to stable deposit levels and an increase in borrowing capacity at the FHLB. The increase in borrowing capacity at the FHLB is due to reduced borrowings as a result of lower loan and securities balances.

Shareholders’ equity was $580.1 million and increased $1.4 million at March 31, 2011 compared to $578.7 million at December 31, 2010. S&T had net income available to common shareholders of $4.7 million and dividends paid to common shareholders were $4.2 million for the three months ended March 31, 2011. Also affecting shareholders’ equity was an increase of $0.5 million due to the issuance of treasury stock, offset by preferred dividends and amortization of $1.6 million and a decrease of $0.2 million in unrealized gains on securities available-for-sale, net of tax, which is included in other comprehensive income.

Management believes that the bank has sufficient cash flow, including cash and cash equivalents, and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity. Management believes that S&T has the ability to raise additional capital, if necessary.

The following summarizes risk-based capital amounts and ratios for S&T Bancorp, Inc. and S&T Bank:

(in thousands)	Adequately Capitalized(1)	Well- Capitalized(2)	March 31, 2011		December 31, 2010
			Amount	Ratio	Amount	Ratio

S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$437,556	11.19%	$435,823	11.07%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	437,556	13.54%	435,823	13.28%
Total capital to risk-weighted assets	8.00%	10.00%	548,969	16.99%	547,336	16.68%

S&T Bank
Tier 1 leverage	4.00%	5.00%	$297,295	7.64%	$294,113	7.50%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	297,295	9.25%	294,113	9.02%
Total capital to risk-weighted assets	8.00%	10.00%	407,754	12.69%	405,049	12.42%

(1)

For an institution to qualify as “adequately capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 8 percent, 8 percent and 4 percent respectively. At March 31, 2011, S&T exceeded those requirements.

(2)

For an institution to qualify as “well capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10 percent, 6 percent and 5 percent respectively. At March 31, 2011, S&T exceeded those requirements.

In August 2009, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $300 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T may use the proceeds from the sale of its securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2011, S&T had not issued any securities pursuant to the shelf registration statement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ALCO monitors and manages interest-rate sensitivity through gap, rate shock analyses, simulations and economic value of equity (“EVE”) in order to avoid unacceptable earnings fluctuations due to interest rate changes. S&T’s gap model includes certain management assumptions based upon past experience and the expected behavior of customers. The assumptions include principal prepayments for fixed rate loans, collateralized mortgage obligations, and mortgage-backed securities and classifying the demand, savings and money market balances by degree of interest-rate sensitivity.

The gap and cumulative gap represent the net position of assets and liabilities subject to repricing in specific time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of March 31, 2011.

	GAP
(in thousands)	1-6 Months	7-12 Months	13-24 Months	>2 Years

Repricing Assets:
Cash and due from banks and interest- bearing deposits with banks	$58,670	$—	$—	$50,185
Securities available-for-sale	31,553	28,262	58,641	213,080
Federal Home Loan Bank stock, at cost	—	—	—	21,247
Loans, net	1,607,451	278,605	453,917	902,685
Other assets				385,758

Total Assets	$1,697,674	$306,867	$512,558	$1,572,955

Repricing Liabilities:
Noninterest-bearing demand	$—	$—	$—	802,748
Interest-bearing demand	35,764	35,764	71,528	143,055
Money market	240,375	—	—	—
Savings	497,348	36,852	73,704	147,407
Certificates of deposit	476,278	214,866	328,783	201,367
Securities sold under repurchase agreements and short-term borrowings	38,270	—	—	—
Long-term borrowings and junior subordinated debt securities	94,414	708	11,457	13,014
Other liabilities and shareholders’ equity	—	—	—	626,352

Total Liabilities and Shareholders’ Equity	1,382,449	288,190	485,472	1,933,943

GAP	315,225	18,677	27,086	(360,988)

Cumulative GAP	$315,225	$333,902	$360,988	$—

Rate Sensitive Assets / Rate Sensitive Liabilities	March 31, 2011	December 31, 2010

Cumulative 6 Months	1.23	1.25
Cumulative 12 Months	1.20	1.18

S&T’s one-year repricing gap at March 31, 2011 indicates an asset sensitive position. This means that more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive position will differ depending upon the change in market interest rates. For example, with an asset sensitive position in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in interest rate spreads, net interest income and operating income. Conversely, with an asset sensitive position in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in interest rate spreads, net interest income and operating income.

In addition to the gap analysis, S&T performs rate shock analyses on a static balance sheet to estimate the effect that specific interest rate changes would have on 12 months of pretax net interest income. Rate shock analyses assume an immediate parallel shift of +/-300 basis points in market interest rates. S&T has modified assumptions in the -300 basis point rate shock analysis due to the very low level of interest rates. Rate shock analyses also incorporate management assumptions regarding the level of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of fixed rate loans and securities with optionality. Inclusion of these assumptions makes rate shock analyses more useful than gap analysis alone. S&T’s policy is to limit the change in pretax net interest income over a one-year horizon to -20 percent given changes in rates using shocks up to +/- 300 basis points.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – continued

The table below shows the percent change to pretax net interest income with a rate shock of +/- 300 basis points.

	+300 bps	-300 bps

March 31, 2011	11.38%	(11.30)%
December 31, 2010	11.67%	(10.76)%

The impact to pretax net interest income in the +/-300 basis point rate shocks for March 31, 2011 is consistent with having an asset sensitive balance sheet. When comparing the +/-300 basis point rate shock results in March 31, 2011 to December 31, 2010, the percent change to net interest income is relatively unchanged. When comparing the -300 basis point rate shock results in March 31, 2011 to December 31, 2010, the percent change to net interest income has declined because the balance sheet has become more asset sensitive.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As disclosed in Item 9A of S&T’s Annual Report on Form 10-K for the year ended December 31, 2010, management identified a material weakness in S&T’s internal control over financial reporting as of December 31, 2010 relating to the approval and recording of loan charge-offs. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In order to remediate the material weakness, management implemented changes to S&T’s internal control over financial reporting during the quarter ended March 31, 2011. S&T dedicated additional resources to the identification and recording of loan charge-offs. Management also established an internal task force, comprised of members of senior management, including the Chief Financial Officer and the Chief Credit Officer and various members of their respective teams that strengthened our internal process of reviewing and analyzing loan information that may result in a loan charge-off. Based on the recommendations of the task force, management implemented additional processes to strengthen our internal control over financial reporting, including establishing a Managed Asset Committee, comprised of Senior Management in Credit Administration and Finance, to monitor all impaired loans. The task force also implemented and strengthened monitoring procedures by the Credit Administration Department, completed a review of all impaired loans to verify that all charge-offs were recorded and implemented additional charge-off reconcilement procedures. During the quarter ended March 31, 2011, management concluded that the material weakness described above and in S&T’s Annual Report on Form 10-K for the year ended December 31, 2010 has been remediated as of March 31, 2011.

Except for the actions described above to remediate the material weakness described above and in S&T’s Annual Report on Form 10-K for the year ended December 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 16, 2011.

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

S&T Bancorp, Inc. (Registrant)

Date: May 5, 2011	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)