Form 10-Q
period 2011-06-30
S&T BANCORP INC
filed 2011-08-05
CIK 719220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             To

Commission file number 000-12508

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

Common Stock, $2.50 Par Value - 28,081,091 shares as of July 31, 2011

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	000000000	000000000
	June 30, 2011	December 31, 2010
(in thousands, except share and per share data)	(Unaudited)	(Audited)

ASSETS
Cash and due from banks, including interest-bearing amounts of $114,985 and $61,260, respectively	$170,826	$108,196
Securities available-for-sale, at fair value	337,566	288,025
Federal Home Loan Bank stock, at cost	20,184	22,365
Loans held for sale	10,960	8,337
Portfolio loans, net of unearned income	3,191,877	3,355,590
Allowance for loan losses	(58,004)	(51,387)

Portfolio loans, net	3,133,873	3,304,203

Premises and equipment, net	39,434	39,954
Goodwill	165,273	165,273
Other intangibles, net	6,556	7,465
Bank owned life insurance	55,727	54,924
Other assets	117,891	115,597

Total Assets	$4,058,290	$4,114,339

LIABILITIES
Deposits:
Noninterest-bearing demand	$801,504	$765,812
Interest-bearing demand	284,488	295,246
Money market	236,514	262,683
Savings	753,304	753,813
Certificates of deposit	1,178,173	1,239,970

Total Deposits	3,253,983	3,317,524

Securities sold under repurchase agreements	41,112	40,653
Long-term borrowings	32,759	29,365
Junior subordinated debt securities	90,619	90,619
Other liabilities	47,280	57,513

Total Liabilities	3,465,753	3,535,674

SHAREHOLDERS’ EQUITY
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value $1,000 per share liquidation price 10,000,000 shares authorized in 2011 and 2010 108,676 shares issued and outstanding in 2011 and 2010	106,532	106,137
Common stock, $2.50 par value 50,000,000 shares authorized in 2011 and 2010 29,714,038 shares issued in 2011 and 2010 28,078,849 shares and 27,951,689 shares outstanding at June 30, 2011 and December 31, 2010, respectively	74,285	74,285
Additional paid-in capital	52,104	51,570
Retained earnings	408,868	401,734
Accumulated other comprehensive loss	(4,048)	(6,334)
Treasury stock (1,635,189 shares and 1,762,349 shares at June 30, 2011 and December 31, 2010, respectively, at cost)	(45,204)	(48,727)

Total Shareholders’ Equity	592,537	578,665

Total Liabilities and Shareholders’ Equity	$4,058,290	$4,114,339

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010

INTEREST INCOME
Loans, including fees	$38,968	$42,662	$78,617	$84,881
Investment securities:
Taxable	2,078	2,061	3,890	4,238
Tax-exempt	555	725	1,153	1,521
Dividends	182	113	315	245

Total Interest Income	41,783	45,561	83,975	90,885

INTEREST EXPENSE
Deposits	5,957	7,440	12,019	15,047
Short-term borrowings and securities sold under repurchase agreements	15	95	30	212
Long-term borrowings and junior subordinated debt securities	1,273	1,401	2,516	3,086

Total Interest Expense	7,245	8,936	14,565	18,345

NET INTEREST INCOME	34,538	36,625	69,410	72,540
Provision for loan losses	1,097	9,127	11,737	13,557

Net Interest Income After Provision for Loan Losses	33,441	27,498	57,673	58,983

NONINTEREST INCOME
Service charges on deposit accounts	2,389	3,027	4,673	5,864
Insurance fees	2,181	1,964	4,313	4,332
Wealth management fees	2,144	1,916	4,194	3,900
Debit and credit card fees	2,077	2,283	4,089	3,664
Mortgage banking	246	166	871	577
Securities (losses) gains, net	(56)	103	(43)	257
Other	2,133	2,070	4,043	4,278

Total Noninterest Income	11,114	11,529	22,140	22,872

NONINTEREST EXPENSE
Salaries and employee benefits	12,571	11,811	25,891	24,376
Occupancy, net	1,738	1,659	3,595	3,643
Data processing	1,681	1,451	3,185	3,054
Furniture and equipment	1,365	1,313	2,542	2,386
FDIC assessment	917	1,398	2,143	2,699
Other taxes	903	942	1,805	1,887
Joint venture amortization	849	709	1,589	1,337
Legal	751	989	1,217	3,204
Amortization of intangibles	446	496	909	1,019
Other	4,373	4,967	10,167	10,061

Total Noninterest Expense	25,594	25,735	53,043	53,666

Income Before Provision for Income Taxes	18,961	13,292	26,770	28,189
Provision for Income Taxes	4,051	3,888	5,565	7,481

Net Income	14,910	9,404	21,205	20,708
Preferred stock dividends and discount amortization	1,558	1,549	3,113	3,096

Net Income Available to Common Shareholders	$13,352	$7,855	$18,092	$17,612

Common earnings per share—basic	$0.48	$0.28	$0.65	$0.63
Common earnings per share—diluted	$0.48	$0.28	$0.65	$0.63
Dividends declared per common share	$0.15	$0.15	$0.30	$0.30
Average common shares outstanding—basic	27,968	27,770	27,923	27,750
Average common shares outstanding—diluted	27,984	27,797	27,941	27,780

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at January 1, 2010		$105,370	$74,285	$51,158	$383,118	$(6,214)	$(54,399)	$553,318
Net income for six months ended June 30, 2010	$20,708				20,708			20,708

Other Comprehensive Income
Change in unrealized gains on available-for-sale securities, net of tax of $1,000	1,858					1,858		1,858
Reclassification adjustment for gains on securities available-for-sale included in net income, net of tax of $90	(167)					(167)		(167)
Adjustment to funded status of employee benefit plans, net of tax of $162	301					301		301

Total Comprehensive Income	$22,700
Preferred stock dividends and discount amortization		379			(3,096)			(2,717)
Cash dividends declared ($0.30 per share)					(8,332)			(8,332)
Treasury stock issued (73,203 shares)					(904)		2,025	1,121
Recognition of restricted stock compensation expense				213				213
Tax benefits from stock-based compensation				4				4
Forfeitures of nonstatutory stock options				(104)				(104)

Balance at June 30, 2010		$105,749	$74,285	$51,271	$391,494	$(4,222)	$(52,374)	$566,203

Balance at January 1, 2011		$106,137	$74,285	$51,570	$401,734	$(6,334)	$(48,727)	$578,665
Net income for six months ended June 30, 2011	$21,205				21,205			21,205

Other Comprehensive Income
Change in unrealized gains on available-for-sale securities, net of tax of $1,069	1,986					1,986		1,986
Reclassification adjustment for losses on securities available-for-sale included in net income, net of tax of $15	28					28		28
Adjustment to funded status of employee benefit plans, net of tax of $147	272					272		272

Total Comprehensive Income	$23,491
Preferred stock dividends and discount amortization		395			(3,113)			(2,718)
Cash dividends declared ($0.30 per share)					(8,401)			(8,401)
Treasury stock issued (128,697 shares)				(10)	(2,557)		3,559	992
Recognition of restricted stock compensation expense				534				534
Forfeitures of restricted stock (1,537 shares)				10			(36)	(26)

Balance at June 30, 2011		$106,532	$74,285	$52,104	$408,868	$(4,048)	$(45,204)	$592,537

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010

OPERATING ACTIVITIES
Net income	$21,205	$20,708
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,737	13,557
Provision for unfunded loan commitments	188	(671)
Depreciation and amortization	3,328	3,366
Net amortization (accretion) of discounts and premiums	580	391
Stock-based compensation expense	383	163
Securities losses (gains), net	43	(257)
Deferred income taxes	(1,366)	(2,670)
Tax benefits from stock-based compensation	0	(4)
Mortgage loans originated for sale	(43,733)	(41,468)
Proceeds from the sale of loans	41,660	43,704
Gain on the sale of loans, net	(550)	(293)
Net decrease in interest receivable	421	1,582
Net decrease in interest payable	(262)	(827)
Net decrease (increase) in other assets	6,631	(8,290)
Net (decrease) increase in other liabilities	(9,589)	10,689

Net Cash Provided by Operating Activities	30,676	39,680

INVESTING ACTIVITIES
Proceeds from maturities, prepayments and calls of securities available-for-sale	30,480	79,331
Proceeds from sales of securities available-for-sale	70	2,369
Purchases of securities available-for-sale	(77,616)	(40,568)
Proceeds from the redemption of Federal Home Loan Bank stock	2,181	0
Net decrease (increase) in loans	148,263	(15,082)
Purchases of premises and equipment	(1,780)	(863)
Proceeds from the sale of premises and equipment	258	27

Net Cash Provided by Investing Activities	101,856	25,214

FINANCING ACTIVITIES
Net decrease in core deposits	(1,744)	(26,901)
Net (decrease) increase in certificates of deposit	(61,858)	19,484
Net increase in short-term borrowings	0	450
Net increase (decrease) in securities sold under repurchase agreements	459	(439)
Proceeds from long-term borrowings	4,192	9,663
Repayments of long-term borrowings	(798)	(55,229)
Purchase of treasury shares	(26)	0
Sale of treasury shares	992	1,121
Cash dividends paid to preferred shareholder	(2,718)	(2,717)
Cash dividends paid to common shareholders	(8,401)	(8,332)
Tax benefits from stock-based compensation	0	4

Net Cash Used in Financing Activities	(69,902)	(62,896)

Net increase in cash and cash equivalents	62,630	1,998
Cash and cash equivalents at beginning of period	108,196	69,152

Cash and Cash Equivalents at End of Period	$170,826	$71,150

Supplemental Disclosures
Loans transferred to held for sale	$8,753	$0
Transfers of other real estate owned and other repossessed assets	$6,124	$5,049
Interest paid	$14,827	$19,173
Income taxes paid	$6,100	$7,848

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications did not have a material impact on S&T’s consolidated financial condition or results of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Recently Adopted Accounting Standards Updates

When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts

In December 2010, the FASB issued ASU No. 2010-28, which reflects the decision reached in EITF Issue No. 10-A. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, this ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU did not have a material impact on S&T’s results of operations or financial position.

Recently Issued Accounting Standards Updates

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, the provisions of which allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively and is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on S&T’s results of operations or financial position.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued ASU No. 2011-04, which represents the convergence of the FASB’s and the IASB’s guidance on fair value measurement. ASU 2011-04 reflects the common requirements under U.S. GAAP and IFRS for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning for the term “fair value.” The new guidance does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public company is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for a public company. The adoption of this ASU is not expected to have a material impact on S&T’s results of operations or financial position.

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued ASU No. 2011-03, which is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. When an entity enters into a typical repo arrangement, it transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Current guidance prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to a repo agreement. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. This ASU improves the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets and focuses the assessment on the transferor’s contractual rights. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on S&T’s results of operations or financial position.

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring

In April 2011, the FASB issued ASU No. 2011-02, which amends the guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”). In evaluating whether a restructuring constitutes a TDR both for purposes of recording an impairment loss and for disclosure purposes, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. However, an entity should apply prospectively changes in the method used to calculate impairment. At the same time a public entity adopts ASU 2011-02, it will be required to disclose the activity based information that was previously deferred by ASU No. 2011-01. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on S&T’s results of operations or financial position.

Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20

In January 2011, the FASB issued ASU No. 2011-01, which temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20 for public entities. The delay was intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The deferral in ASU 2011-01 was effective January 19, 2011. Refer to the discussion of ASU No. 2011-02 above, which lifted the temporary delay and now requires disclosures about troubled debt restructurings at the same time ASU 2011-02 is adopted.

NOTE 2. CAPITAL PURCHASE PROGRAM

On January 16, 2009, S&T, as a participant in the U.S. Treasury Capital Purchase Program (“CPP”), issued to the U.S. Treasury 108,676 shares of its Series A Preferred Stock and a Warrant to purchase 517,012 shares of common stock at an exercise price of $31.53 per share, in exchange for proceeds of $108.7 million. The Series A Preferred Stock pays cumulative dividends at a rate of five percent per year for the first five years and thereafter at a rate of nine percent per year. The Warrant provides for the adjustment of the exercise price and the number of shares of S&T’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of S&T’s common stock and upon certain issuances of S&T’s common stock at or below a specified price relative to the initial exercise price. The U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant. The Warrant expires ten years from date of issuance.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

NOTE 3. FAIR VALUE MEASUREMENTS

S&T uses fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading assets and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, S&T may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, impaired loans, other real estate owned (“OREO”), mortgage servicing rights (“MSR”) and certain other assets.

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

The following is a description of the valuation methodologies that S&T uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Trading Assets

S&T uses quoted market prices to determine the fair value of its trading assets. S&T’s trading assets are held in a Rabbi Trust under a deferred compensation plan and are invested in two readily quoted mutual funds. Accordingly, these assets are classified as Level 1.

Derivative Financial Instruments

S&T calculates the fair value for derivatives using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity and uses observable market based inputs, such as interest rate curves and implied volatilities. Accordingly, derivatives are classified as Level 2.

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

Nonrecurring Basis

Loans Held for Sale

Loans held for sale consist of 1-4 family residential loans originated for sale in the secondary market and from time to time, certain loans transferred from the loan portfolio to loans held for sale, all of which are carried at the lower of cost or fair value. The fair value of 1-4 family residential loans is based on the price secondary markets are currently offering for similar loans using observable market data. The fair values of the loans transferred from the loan portfolio are based on the amounts offered for these loans in currently pending sales transactions. Loans held for sale carried at fair value are classified as Level 2.

Impaired Loans

Impaired loans are carried at the lower of carrying value or fair value. Fair value is determined as the recorded investment balance less any specific reserve. S&T establishes a specific reserve based on the following three impairment methods: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate, 2) the loan’s observable market price or 3) the fair value of the collateral less estimated selling costs when the loan is collateral dependent. Collateral values are generally based upon appraisals from approved, independent state certified appraisers.

Appraisals may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation or management’s knowledge of the borrower and the borrower’s business. Because not all valuation inputs are observable, impaired loans are classified as Level 2 or Level 3 based on the lowest level of input that is significant to the fair value measurement.

OREO and Other Repossessed Assets

OREO and other repossessed assets obtained in partial or total satisfaction of a loan are recorded at the lower of recorded investment in the loan or fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of the amount recorded at acquisition date or estimated fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. OREO and other repossessed assets are classified as Level 2.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Other Assets

In accordance with GAAP, S&T measures certain other assets at fair value on a nonrecurring basis. Fair value is based on the application of lower of cost or fair value accounting, or write downs of individual assets. Valuation methodologies used to measure fair value are consistent with overall principles of fair value accounting and consistent with those described above.

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

Loans

The fair values of variable rate performing loans is based on carrying values adjusted for credit risk. The fair values of fixed rate performing loans is estimated using discounted cash flow analyses, utilizing interest rates currently being offered for loans with similar terms, adjusted for credit risk. The fair values of nonperforming loans is based on their carrying values less any specific reserve. The carrying amount of accrued interest approximates fair value.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables present assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at June 30, 2011 and December 31, 2010. There were no transfers between Level 1 and Level 2 during the periods presented.

	June 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$0	$141,453	$0	$141,453
Collateralized mortgage obligations of U.S. government corporations and agencies	0	71,146	0	71,146
Mortgage-backed securities of U.S. government corporations and agencies	0	54,781	0	54,781
Obligations of states and political subdivisions	0	57,889	0	57,889
Marketable equity securities	2,940	7,688	1,669	12,297

Total securities available-for-sale	2,940	332,957	1,669	337,566
Trading securities held in a Rabbi Trust under a deferred compensation plan	2,005	0	0	2,005

Total securities	4,945	332,957	1,669	339,571
Derivative financial assets:
Interest rate swaps	0	17,955	0	17,955
Interest rate lock commitments	0	237	0	237

Total Assets	$4,945	$351,149	$1,669	$357,763

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$0	$17,858	$0	$17,858
Forward sale contracts	0	13	0	13

Total Liabilities	$0	$17,871	$0	$17,871

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$0	$125,675	$0	$125,675
Collateralized mortgage obligations of U.S. government corporations and agencies	0	41,491	0	41,491
Mortgage-backed securities of U.S. government corporations and agencies	0	43,991	0	43,991
Obligations of states and political subdivisions	0	65,772	0	65,772
Marketable equity securities	1,528	7,980	1,588	11,096

Total securities available-for-sale	1,528	284,909	1,588	288,025
Trading securities held in a Rabbi Trust under a deferred compensation plan	2,089	0	0	2,089

Total securities	3,617	284,909	1,588	290,114
Derivative financial assets:
Interest rate swaps	0	17,518	0	17,518
Interest rate lock commitments	0	217	0	217
Forward sale contracts	0	412	0	412

Total Assets	$3,617	$303,056	$1,588	$308,261

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$0	$17,355	$0	$17,355

Total Liabilities	$0	$17,355	$0	$17,355

The following table presents the changes in assets classified as Level 3 in the fair value hierarchy that are measured at fair value on a recurring basis using significant unobservable inputs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Balance at beginning of period	$1,656	$1,138	$1,588	$1,138
Total gains (losses) included in other comprehensive loss	13	0	81	0
Transfers into Level 3	0	490	0	490

Balance at end of period	$1,669	$1,628	$1,669	$1,628

Changes in the fair market value of available-for-sale securities are recorded in accumulated other comprehensive loss, while realized gains and losses from sales are recorded in securities (losses) gains, net in the Consolidated Statements of Income.

There were no purchases, sales, issuances, settlements, or transfers out of Level 3 financial instruments during the periods presented.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables present assets that are measured at fair value on a nonrecurring basis by fair value hierarchy level. There were no liabilities measured at fair value on a nonrecurring basis during the periods presented.

	June 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Loans held for sale	$0	$10,960	$0	$10,960
Impaired loans	0	24,155	15,238	39,393
Other real estate owned	0	6,114	0	6,114
Mortgage servicing rights	0	0	2,682	2,682

Total Assets	$0	$41,229	$17,920	$59,149

	December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Loans held for sale	$0	$8,337	$0	$8,337
Impaired loans	0	10,968	1,478	12,446
Other real estate owned	0	5,820	0	5,820
Mortgage servicing rights	0	0	2,510	2,510

Total Assets	$0	$25,125	$3,988	$29,113

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

The following table presents the estimated fair value of financial instruments as of:

	June 30, 2011		December 31, 2010
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value

ASSETS
Cash and due from banks, including interest-bearing deposits	$170,826	$170,826	$108,196	$108,196
Securities available-for-sale	337,566	337,566	288,025	288,025
Federal Home Loan Bank stock	20,184	20,184	22,365	22,365
Loans, including loans held for sale	3,176,342	3,202,837	3,336,421	3,363,927
Bank owned life insurance	55,727	55,727	54,924	54,924
Trading securities	2,005	2,005	2,089	2,089
Mortgage servicing rights	2,682	2,682	2,510	2,510
Interest rate swaps	17,955	17,955	17,518	17,518
Interest rate lock commitments	237	237	217	217
Forward sales contracts	0	0	412	412

LIABILITIES
Deposits	$3,263,059	$3,253,983	$3,328,864	$3,317,524
Securities sold under repurchase agreements	41,112	41,112	40,653	40,653
Long-term borrowings	34,433	32,759	31,345	29,365
Junior subordinated debt securities	90,874	90,619	91,460	90,619
Interest rate swaps	17,858	17,858	17,355	17,355
Forward sales contracts	13	13	0	0

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

Interest Rate Lock Commitments and Forward Sale Contracts

In the normal course of business, S&T sells originated mortgage loans into the secondary mortgage loan market. S&T offers interest rate lock commitments to potential borrowers. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. In addition, S&T can encounter pricing risk if interest rates increase significantly before the loan can be closed and sold. S&T may utilize forward sale contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The rate lock is executed between the mortgagee and S&T and in turn a forward sale contract may be executed between S&T and the investor. Both the interest rate lock commitment and the corresponding forward sale contract for each customer are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in mortgage banking in the Consolidated Statements of Income.

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(in thousands)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts - Commercial Loans
Fair value	$17,955	$17,518	$17,858	$17,355
Notional amount	193,677	211,078	193,677	211,078
Collateral posted	0	0	15,489	13,928
Interest Rate Lock Commitments - Mortgage Loans
Fair value	237	217	0	0
Notional amount	10,066	17,033	0	0
Forward Sale Contracts - Mortgage Loans
Fair value	0	412	13	0
Notional amount	0	21,785	7,120	0

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Derivatives not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	$34	$170	$(66)	$275
Interest rate lock commitments - mortgage loans	(7)	28	20	174
Forward sale contracts - mortgage loans	35	(186)	(425)	(386)

Total Derivatives not Designated as Hedging Instruments	$62	$12	$(471)	$63

NOTE 5. SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized cost and fair value of available-for-sale securities for the periods shown:

	June 30, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$138,569	$2,915	$(31)	$141,453
Collateralized mortgage obligations of U.S. government corporations and agencies	69,418	1,728	0	71,146
Mortgage-backed securities of U.S. government corporations and agencies	51,833	2,948	0	54,781
Obligations of states and political subdivisions	56,364	1,567	(42)	57,889

Debt Securities	316,184	9,158	(73)	325,269
Marketable equity securities	10,233	2,263	(199)	12,297

Total	$326,417	$11,421	$(272)	$337,566

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$123,812	$2,078	$(215)	$125,675
Collateralized mortgage obligations of U.S. government corporations and agencies	39,790	1,701	0	41,491
Mortgage-backed securities of U.S. government corporations and agencies	41,373	2,618	0	43,991
Obligations of states and political subdivisions	64,651	1,357	(236)	65,772

Debt Securities	269,626	7,754	(451)	276,929
Marketable equity securities	10,347	1,010	(261)	11,096

Total	$279,973	$8,764	$(712)	$288,025

There were no significant gross realized gains or losses for the three and six months ended June 30, 2011. For the three and six months ended June 30, 2010 there were $0.1 million and $0.3 million, respectively, in gross realized gains and no significant gross realized losses. Realized gains and losses on the sale of securities are determined using the specific-identification method.

Net unrealized gains of $11.1 million, net of tax of $3.9 million and net unrealized gains of $8.0 million, net of tax of $2.8 million were included in accumulated other comprehensive loss at June 30, 2011 and December 31, 2010, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables present investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months:

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$4,888	$(31)	$0	$0	$4,888	$(31)
Obligations of states and political subdivisions	5,595	(40)	353	(2)	5,948	(42)

Total Debt Securities	10,483	(71)	353	(2)	10,836	(73)
Marketable equity securities	5,848	(199)	0	0	5,848	(199)

Total Temporarily Impaired Securities	$16,331	$(270)	$353	$(2)	$16,684	$(272)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$20,558	$(215)	$0	$0	$20,558	$(215)
Obligations of states and political subdivisions	13,167	(194)	917	(42)	14,084	(236)

Total Debt Securities	33,725	(409)	917	(42)	34,642	(451)
Marketable equity securities	2,068	(261)	0	0	2,068	(261)

Total Temporarily Impaired Securities	$35,793	$(670)	$917	$(42)	$36,710	$(712)

S&T does not believe any individual unrealized loss as of June 30, 2011 represents an other-than-temporary impairment (“OTTI”). S&T performs a review of its securities for OTTI on a quarterly basis to identify securities that may indicate an OTTI. Generally, S&T records an impairment charge when an equity security within the marketable equity securities portfolio has been in a loss position for 12 consecutive months, unless facts and circumstances suggest the need for an OTTI prior to that time. S&T’s policy for recording an OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the length of time and the extent to which fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of a security recovering from any decline in fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the security prior to it recovering.

As of June 30, 2011, the unrealized losses on 14 debt securities were primarily attributable to changes in interest rates. The unrealized losses on six marketable equity securities as of June 30, 2011 were attributable to temporary declines in fair value. S&T does not intend to sell and it is not likely that S&T will be required to sell any of the securities referenced in the table above in an unrealized loss position before recovery of its amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The amortized cost and fair value of available-for-sale securities at June 30, 2011, by contractual maturity, are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value

Due in one year or less	$13,738	$13,936
Due after one year through five years	135,049	137,957
Due after five years through ten years	19,250	19,860
Due after ten years	26,896	27,589

	194,933	199,342
Collateralized mortgage obligations of U.S. government corporations and agencies	69,418	71,146
Mortgage-backed securities of U.S. government corporations and agencies	51,833	54,781

Total Debt Securities	316,184	325,269
Marketable equity securities	10,233	12,297

Total	$326,417	$337,566

At June 30, 2011 and December 31, 2010, securities with principal amounts of $220.0 million and $209.3 million, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits.

NOTE 6. LOANS AND LOANS HELD FOR SALE

The following table presents the composition of loans for the periods stated:

(in thousands)	June 30, 2011	December 31, 2010

Consumer:
Home equity	$431,763	$441,096
Residential mortgage	345,698	359,536
Installment and other consumer	70,171	74,780
Consumer construction	3,365	4,019

Total Consumer Loans	850,997	879,431

Commercial:
Commercial real estate	1,441,813	1,494,202
Commercial and industrial	690,956	722,359
Commercial construction	208,111	259,598

Total Commercial Loans	2,340,880	2,476,159

Total Portfolio Loans	3,191,877	3,355,590
Allowance for loan losses	(58,004)	(51,387)

Total Portfolio Loans, net	3,133,873	3,304,203
Loans held for sale	10,960	8,337

Total Loans, Net	$3,144,833	$3,312,540

S&T attempts to limit its exposure to credit risk by diversifying its loan portfolio and actively managing concentrations. When concentrations exist in certain segments, S&T mitigates this risk by monitoring relevant economic indicators and internal risk rating trends, and through stress testing of the loans in those segments. Because S&T is primarily a lender to businesses in western Pennsylvania, there is a concentration in commercial loans as well as a geographic loan concentration in Pennsylvania. Commercial loans represent 73 percent and 74 percent of total portfolio loans at June 30, 2011 and December 31, 2010, respectively. Within the commercial portfolio, the commercial real estate (“CRE”) and commercial construction portfolios combined comprise 70 percent of

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

commercial loans and 52 percent of total loans and 71 percent of commercial loans and 53 percent of total loans at June 30, 2011 and December 31, 2010, respectively. Further segmentation of the CRE and commercial construction portfolios by industry and collateral type reveal no concentration in excess of nine percent of total loans.

The vast majority of both commercial and consumer loans are made to businesses and individuals in S&T’s western Pennsylvania market, resulting in a geographic concentration. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Only the CRE and commercial construction portfolios combined have any significant out of state exposure, with 20 percent of the combined portfolio or 10 percent of total loans and 21 percent of the combined portfolio or 11 percent of total loans at both June 30, 2011 and December 31, 2010, respectively, being out of state. Management believes underwriting guidelines and ongoing review by loan administration mitigate the concentration risk present in the loan portfolio.

The following table presents a summary of nonperforming assets for the periods stated:

(in thousands)	June 30, 2011	December 31, 2010

Nonperforming loans	$62,500	$63,883
OREO	7,389	5,820

Total Nonperforming Assets	$69,889	$69,703

Excluded from the table above are two nonperforming commercial real estate loans totaling $8.8 million that have been classified as held for sale at June 30, 2011.

OREO and other repossessed assets, which are included in other assets in the Consolidated Balance Sheets consists of 29 properties, with three properties comprising $4.9 million or 66 percent of the balance.

The following table presents restructured loans for the periods presented:

		June 30, 2011			December 31, 2010
(in thousands)	Performing Restructured Loans	Nonperforming Restructured Loans	Total Restructured Loans	Performing Restructured Loans	Nonperforming Restructured Loans	Total Restructured Loans

Commercial real estate	$17,919	$17,816	$35,735	$1,194	$29,636	$30,830
Commercial and industrial	832	5,354	6,186	37	1,000	1,037
Commercial construction	479	2,595	3,074	0	2,143	2,143
Home equity	0	0	0	0	0	0
Residential mortgage	599	421	1,020	908	0	908
Installment and other consumer	0	0	0	0	0	0
Consumer construction	0	0	0	0	0	0

Ending Balance	$19,829	$26,186	$46,015	$2,139	$32,779	$34,918

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

NOTE 7. ALLOWANCE FOR LOAN LOSSES

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Consumer Real Estate—Loans secured by 1st and 2nd lien home equity loans, home equity lines of credit and 1-4 family residences, including purchase money mortgages. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the local housing market can also have a significant impact on this portfolio because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

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

The following tables present the age analysis of past due loans segregated by class of loans for the periods stated:

			June 30, 2011
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due	Total Loans

Commercial real estate(1)	$1,398,463	$3,876	$1,213	$38,261	$43,350	$1,441,813
Commercial and industrial	674,576	7,499	740	8,141	16,380	690,956
Commercial construction	199,288	125	1,297	7,401	8,823	208,111
Home equity	426,213	2,601	413	2,536	5,550	431,763
Residential mortgage	335,304	1,727	2,512	6,155	10,394	345,698
Installment and other consumer	69,714	361	90	6	457	70,171
Consumer construction	3,183	182	0	0	182	3,365

Totals	$3,106,741	$16,371	$6,265	$62,500	$85,136	$3,191,877

(1) Excluded from the nonperforming column are two loans that were classified as held for sale at June 30, 2011.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

			December 31, 2010
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due	Total Loans

Commercial real estate	$1,445,521	$3,135	$1,236	$44,310	$48,681	$1,494,202
Commercial and industrial	717,078	975	739	3,567	5,281	722,359
Commercial construction	250,776	99	736	7,987	8,822	259,598
Home equity	437,212	1,744	707	1,433	3,884	441,096
Residential mortgage	352,194	930	416	5,996	7,342	359,536
Installment and other consumer	74,373	275	67	65	407	74,780
Consumer construction	3,494	0	0	525	525	4,019

Totals	$3,280,648	$7,158	$3,901	$63,883	$74,942	$3,355,590

Management continually monitors the commercial loan portfolio through its internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating generally have a lower risk of loss than loans risk rated as special mention and substandard, which generally have an increasing risk of loss.

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

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings for the periods presented:

		June 30, 2011
	Commercial Real Estate	Commercial & Industrial	Commercial Construction	Totals

Pass	$1,235,019	$584,715	$163,453	$1,983,187
Special mention	84,351	62,759	12,310	159,420
Substandard	122,443	43,482	32,348	198,273

Total	$1,441,813	$690,956	$208,111	$2,340,880

		December 31, 2011
(in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction	Totals

Pass	$1,297,242	$619,011	$221,492	$2,137,745
Special mention	86,653	76,158	16,308	179,119
Substandard	110,307	27,190	21,798	159,295

Total	$1,494,202	$722,359	$259,598	$2,476,159

Management monitors the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables present the recorded investment in consumer loan classes by performing and nonperforming status for the periods stated:

(in thousands)	June 30, 2011
(in thousands)	Home Equity	Residential Mortgage	Installment and other consumer	Consumer Construction	Totals

Performing	$429,227	$339,543	$70,165	$3,365	$842,300
Nonperforming	2,536	6,155	6	0	8,697

Total	$431,763	$345,698	$70,171	$3,365	$850,997

(in thousands)	December 31, 2011
(in thousands)	Home Equity	Residential Mortgage	Installment and other consumer	Consumer Construction	Totals

Performing	$439,663	$353,540	$74,715	$3,494	$871,412
Nonperforming	1,433	5,996	65	525	8,019

Total	$441,096	$359,536	$74,780	$4,019	$879,431

S&T individually evaluates all substandard commercial loans greater than $0.5 million for impairment. Loans are considered to be impaired when based upon current information and events it is probable that S&T will be unable to collect all interest and principal payments due according to the original contractual terms of the loan agreement.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table presents S&T’s investment in loans considered to be impaired and related information on those impaired loans for the periods presented:

			June 30, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$9,170	$9,268	$ 1,848	$16,004	$ 92
Commercial and industrial	5,570	5,570	4,799	4,784	26
Commercial construction	3,337	3,337	858	3,638	0

Total with a related allowance recorded	18,077	18,175	7,505	24,426	118

Without a related allowance recorded:
Commercial real estate	24,821	27,946	0	27,666	203
Commercial and industrial	245	245	0	2,090	1
Commercial construction	3,754	4,211	0	3,531	6

Total without a related allowance recorded	28,820	32,402	0	33,287	210

Total:
Commercial real estate	33,991	37,214	1,848	43,670	295
Commercial and industrial	5,815	5,815	4,799	6,874	27
Commercial construction	7,091	7,548	858	7,169	6

Total	$46,897	$50,577	$ 7,505	$57,713	$ 328

			December 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$10,152	$11,466	$ 1,992	$21,023	$ 489
Commercial and industrial	1,263	1,263	337	1,623	22
Commercial construction	4,662	4,662	1,302	7,165	0

Total with a related allowance recorded	16,077	17,391	3,631	29,811	511

Without a related allowance recorded:
Commercial real estate	29,788	37,567	0	28,074	442
Commercial and industrial	1,491	3,280	0	1,370	0
Commercial construction	3,325	4,853	0	7,202	20

Total without a related allowance recorded	34,604	45,700	0	36,646	462

Total:
Commercial real estate	39,940	49,033	1,992	49,097	931
Commercial and industrial	2,754	4,543	337	2,993	22
Commercial construction	7,987	9,515	1,302	14,367	20

Total	$50,681	$63,091	$ 3,631	$66,457	$ 973

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended June 30, 2011						Three Months Ended June 30, 2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans	Total Loans

Beginning at April 1:	$39,686	$10,691	$6,864	$3,226	$1,196	$61,663	$63,023
Charge-offs	(3,992)	(1,468)	(205)	(707)	(271)	(6,643)	(18,524)
Recoveries	53	29	1,636	79	90	1,887	342

Net (Charge-offs)/Recoveries	(3,939)	(1,439)	1,431	(628)	(181)	(4,756)	(18,182)

Provision for loan losses	294	3,704	(3,536)	677	(42)	1,097	9,127

Balance at End of Period	$36,041	$12,956	$4,759	$3,275	$973	$58,004	$53,968

	Six Months Ended June 30, 2011						Six Months Ended June 30, 2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans	Total Loans

Beginning at April 1:	$30,425	$9,777	$5,904	$3,962	$1,319	$51,387	$59,580
Charge-offs	(4,456)	(1,740)	(878)	(1,631)	(478)	(9,183)	(20,664)
Recoveries	577	124	2,347	825	190	4,063	1,495

Net (Charge-offs)/Recoveries	(3,879)	(1,616)	1,469	(806)	(288)	(5,120)	(19,169)

Provision for loan losses	9,495	4,795	(2,614)	119	(58)	11,737	13,557

Balance at End of Period	$36,041	$12,956	$4,759	$3,275	$973	$58,004	$53,968

	June 30, 2011						December 31, 2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans	Total Loans

Allowance for loan losses:
For Loans individually evaluated for impairment	1,848	4,799	858	0	0	7,505	3,631
For Loans collectively evaluated for impairment	34,193	8,157	3,901	3,275	973	50,499	47,756

Total Allowance for Loan Losses	$36,041	$12,956	$4,759	$3,275	$973	$58,004	$51,387

Portfolio Loans:
Individually evaluated for impairment	$33,991	$5,815	$7,091	$0	$0	$46,897	$50,681
Collectively evaluated for impairment	1,407,822	685,141	201,020	780,826	70,171	3,144,980	3,304,909

Total Portfolio Loans	$1,441,813	$690,956	$208,111	$780,826	$70,171	$3,191,877	$3,355,590

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

At June 30, 2011 and December 31, 2010, the only short-term borrowings that S&T had outstanding were comprised of REPOs totaling $41.1 million and $40.7 million, respectively.

Long-term debt instruments are for original terms greater than one year and may be comprised of wholesale REPOs, FHLB advances and junior subordinated debt securities. Long-term REPOs and FHLB advances have the same collateral requirements as their short-term equivalents.

The following is a summary of long-term debt for the periods presented:

(in thousands)	June 30, 2011	December 31, 2010

Long-term borrowings	$32,759	$29,365
Junior subordinated debt securities	90,619	90,619

Total	$123,378	$119,984

S&T had total long-term debt outstanding of $54.4 million at a fixed rate and $68.7 million at a variable rate at June 30, 2011. Included in long-term borrowings is a capital lease of $0.3 million.

S&T had total borrowings at June 30, 2011 and December 31, 2010 at the FHLB of Pittsburgh of $32.5 million and $29.1 million, respectively, all of which were long-term borrowings. As of June 30, 2011 there were no short-term borrowings at the FHLB of Pittsburgh. At June 30, 2011, S&T had a maximum borrowing capacity of $1.2 billion with the FHLB of Pittsburgh.

NOTE 9. EMPLOYEE BENEFITS

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

The following table summarizes the components of net periodic pension expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Service cost—benefits earned during the period	$654	$614	$1,308	$1,228
Interest cost on projected benefit obligation	1,044	1,016	2,087	2,032
Expected return on plan assets	(1,346)	(1,200)	(2,690)	(2,400)
Amortization of prior service cost	(1)	(2)	(3)	(4)
Recognized net actuarial loss	186	220	373	440

Net Periodic Pension Expense	$537	$648	$1,075	$1,296

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

S&T, in the normal course of business, offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. S&T’s exposure to credit loss, in the event a customer does not satisfy the terms of their agreement, equals the contractual amount of the obligation less the value of any collateral. S&T applies the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. S&T’s allowance for lending-related commitments totaled $2.8 million at June 30, 2011 and $2.7 million at December 31, 2010. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the customers.

The following table sets forth the commitments and letters of credit for the periods presented:

(in thousands)	June 30, 2011	December 31, 2010

Commitments to extend credit	$865,552	$836,042
Standby letters of credit	124,061	135,489

Total	$989,613	$971,531

Litigation

S&T, in the normal course of business, is subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, S&T believes that the outcome of such proceedings or claims will not have a material adverse effect on its consolidated financial position.

NOTE 11. EARNINGS PER COMMON SHARE

The following table reconciles the numerator and denominator of basic earnings per share with that of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shares and per share data)	2011	2010	2011	2010

Numerator for both basic and diluted earnings per common share:
Net Income	$14,910	$9,404	$21,205	$20,708
Less: Preferred dividends and discount amortization	1,558	1,549	3,113	3,096

Net income available to common shareholders	$13,352	$7,855	$18,092	$17,612

Denominator:
Total average basic common shares outstanding	27,968,026	27,770,214	27,923,392	27,749,808
Dilutive potential common shares	15,680	26,992	17,979	30,155

Total diluted average common shares outstanding	27,983,706	27,797,206	27,941,371	27,779,963

Earnings per common share—basic	$0.48	$0.28	$0.65	$0.63
Earnings per common share—diluted	$0.48	$0.28	$0.65	$0.63

Warrants considered anti-dilutive excluded from dilutive potential common shares	517,012	517,012	517,012	517,012
Stock options considered anti-dilutive excluded from dilutive potential common shares	911,333	1,008,546	911,333	1,008,546

Restricted stock considered anti-dilutive excluded from dilutive potential common shares	75,015	5,204	72,716	2,040

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. SEGMENTS

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

The following represents total assets by reportable segment:

(in thousands)	June 30, 2011	December 31, 2010

Community Banking	$4,049,172	$4,103,898
Insurance	7,752	8,461
Wealth Management	1,366	1,980

Total Assets	$4,058,290	$4,114,339

The following tables provide financial information for S&T’s three operating segments. The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

	Three Months Ended June 30, 2011
(in thousands)	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated

Interest income	$41,708	$66	$0	$9	$41,783
Interest expense	7,224	0	73	(52)	7,245

Net interest income (expense)	34,484	66	(73)	61	34,538
Provision for loan losses	1,097	0	0	0	1,097
Noninterest income	7,500	2,183	1,394	37	11,114
Noninterest expense	20,030	1,709	1,240	1,051	24,030
Depreciation expense	1,095	8	15	0	1,118
Amortization of intangible assets	417	17	12	0	446
Provision for income taxes	4,789	196	19	(953)	4,051

Net Income	$14,556	$319	$35	$0	$14,910

	Three Months Ended June 30, 2010
	Community	Wealth
(in thousands)	Banking	Management	Insurance	Eliminations	Consolidated

Interest income	$45,532	$126	$1	$(98)	$45,561
Interest expense	8,973	0	74	(111)	8,936

Net interest income (expense)	36,559	126	(73)	13	36,625
Provision for loan losses	9,127	0	0	0	9,127
Noninterest income	8,629	1,951	1,193	(244)	11,529
Noninterest expense	20,567	1,937	1,235	449	24,188
Depreciation expense	1,031	8	12	0	1,051
Amortization of intangible assets	463	19	14	0	496
Provision for income taxes	4,568	51	(51)	(680)	3,888

Net Income (Loss)	$9,432	$62	$(90)	$0	$9,404

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	Six Months Ended June 30, 2011
(in thousands)	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated

Interest income	$83,848	$159	$0	$(32)	$83,975
Interest expense	14,549	0	146	(130)	14,565

Net interest income (expense)	69,299	159	(146)	98	69,410
Provision for loan losses	11,737	0	0	0	11,737
Noninterest income	14,882	4,269	2,727	262	22,140
Noninterest expense	41,545	3,436	2,503	2,435	49,919
Depreciation expense	2,169	17	29	0	2,215
Amortization of intangible assets	848	35	26	0	909
Provision for income taxes	7,269	363	8	(2,075)	5,565

Net Income	$20,613	$577	$15	$0	$21,205

	Six Months Ended June 30, 2010
(in thousands)	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated

Interest income	$90,832	$257	$1	$(205)	$90,885
Interest expense	18,426	0	146	(227)	18,345

Net interest income (expense)	72,406	257	(145)	22	72,540
Provision for loan losses	13,557	0	0	0	13,557
Noninterest income	16,119	3,970	2,718	65	22,872
Noninterest expense	42,581	3,527	2,389	2,027	50,524
Depreciation expense	2,069	18	36	0	2,123
Amortization of intangible assets	952	39	28	0	1,019
Provision for income taxes	9,123	256	42	(1,940)	7,481

Net Income	$20,243	$387	$78	$0	$20,708

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the consolidated results of operations and financial condition of S&T Bancorp, Inc. and subsidiaries (“S&T”) and highlights material changes in its financial condition and results of operations at and for the three and six months ended June 30, 2011 and 2010. MD&A should be read in conjunction with the consolidated financial statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Critical Accounting Policies and Estimates

S&T’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2011 have remained unchanged from the disclosures presented in S&T’s Annual Report on Form 10-K for the year ended December 31, 2010 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

S&T is a bank holding company headquartered in Indiana, Pennsylvania with assets of $4.1 billion at June 30, 2011. S&T provides a full range of financial services through 50 branch offices located in Allegheny, Armstrong, Blair, Butler, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services, insurance, estate planning and administration, employee benefit plan investment management and administration, corporate services, and other fiduciary services.

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

Earnings Summary

Net income available to common shareholders for the quarter ended June 30, 2011 was $13.4 million as compared to $7.9 million for the second quarter of 2010, while diluted earnings per common share were $0.48, as compared to $0.28 per common share for the second quarter of 2010. For the six month period, net income available to common shareholders was $18.1 million or $0.65 per common share, while for the same period in 2010, net income was $17.6 million or $0.63 per common share.

The increase in net income available to common shareholders for the quarter ended June 30, 2011 was primarily due to a decrease in the provision for loan losses of $8.0 million for the quarter as compared to the same period in 2010. Common return on average assets was 1.31 percent for the quarter ended June 30, 2011, compared to 0.76 percent for the quarter ended June 30, 2010. Common return on average equity was 9.15 percent for the quarter ended June 30, 2011 compared to 5.60 percent for the same period in 2010.

Year-to-date net income available to common shareholders increased slightly primarily due to a $1.8 million decline in the provision for loan losses and a $1.9 million decline in the provision for income taxes, which more than offset a $3.1 million dollar decline in net interest income. Common return on average assets was 0.89 percent for the six months ended June 30, 2011 as compared to 0.86 percent for the six months ended June 30, 2010. Common return on average equity was 6.26 percent for the six months ended June 30, 2011 as compared to 6.35 percent for the same period in 2010.

Explanation of Use of Non-GAAP Financial Measures

In addition to the results of operations presented in accordance with U.S. generally accepted accounting principles (“GAAP”), management uses, and this quarterly report contains or references, certain non- GAAP financial measures, such as net interest income on a fully taxable equivalent basis and operating revenue. Management believes these non-GAAP financial measures provide information useful to investors in understanding S&T’s underlying operational performance and its business and performance trends as they facilitate comparisons with the performance of others in the financial services industry. Although management believes that these non-GAAP financial measures enhance investors’ understanding of S&T’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

Management believes the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis in the table below for the three months ended June 30, 2011 and 2010, and on page 35 for the six months ended June 30, 2011 and 2010.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to

Three Months Ended June 30, 2010

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to S&T’s financial performance because net interest income comprised 76 percent of operating revenue (net interest income plus noninterest income, excluding securities gains) in the second quarters of 2011 and 2010. The level and mix of interest-earning assets and interest-bearing liabilities are continually monitored by S&T’s Asset and Liability Committee (“ALCO”), in order to mitigate interest rate and liquidity risks of the balance sheet.

The following table reconciles interest income per the Consolidated Statements of Income to net interest income on a fully taxable equivalent basis:

	Three Months Ended June 30,
(in millions)	2011	2010

Interest income	$41.8	$45.6
Taxable equivalent adjustment to interest income	1.0	1.1

Interest Income on a Fully Taxable Equivalent Basis	42.8	46.7
Interest expense	7.2	8.9

Net Interest Income on a Fully Taxable Equivalent Basis	$35.6	$37.8

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
(in millions)	Balance	Income	Rate	Balance	Income	Rate

ASSETS
Loans (1)	$3,248.0	$39.6	4.89%	$3,402.5	$43.4	5.12%
Securities/other (1)	458.7	3.2	2.76%	342.9	3.3	3.89%

Total Interest-earning Assets	3,706.7	42.8	4.63%	3,745.4	46.7	5.01%
Noninterest-earning assets	368.8			390.0

TOTAL	$4,075.5			$4,135.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	$1,268.1	$0.5	0.16%	$1,280.4	$0.9	0.29%
Certificates of deposit	1,202.3	5.4	1.82%	1,308.6	6.5	2.01%
Borrowed funds < 1 year	43.5	0.0	0.14%	74.8	0.1	0.36%
Borrowed funds > 1 year	123.5	1.3	4.14%	135.9	1.4	4.13%

Total Interest-bearing Liabilities	2,637.4	7.2	1.10%	2,799.7	8.9	1.27%
Noninterest-bearing liabilities:
Demand deposits	804.2			728.5
Shareholders’ equity/other	633.9			607.2

TOTAL	$4,075.5			$4,135.4

Net Interest Margin(1)			3.85%			4.05%

Net Interest Income(1)		$35.6			$37.8

(1) Net interest income and net interest margin are presented on a fully taxable equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Net interest income and net interest margin on a fully taxable equivalent basis decreased $2.2 million and 20 basis points, respectively in the second quarter of 2011 as compared to the same period in the prior year. The decline in net interest margin is a result of loan repricing and replacement volume at lower rates and an unfavorable shift in asset mix, offset by a better funding mix between deposits, including noninterest-bearing demand deposits and borrowings.

Average securities/other increased by $115.8 million and the fully taxable-equivalent yield decreased by 113 basis points. The average securities/other balance increased primarily due to higher than anticipated loan pay downs and weak demand for new loans leading to an increase in funds held at the Federal Reserve. The comparatively low yield on funds held at the Federal Reserve is the primary driver behind the decline in the yield on average securities other. Average loans decreased by $154.5 million and the fully taxable-equivalent yield decreased by 23 basis points. Overall, the fully taxable-equivalent yield on interest-earning assets decreased 38 basis points to 4.63 percent.

Average interest-bearing deposits decreased by $118.6 million mainly due to a decrease in certificates of deposit, including a $71.7 million decline in brokered certificates of deposit and CDARS. The cost of deposits was 0.97 percent, a decrease of 17 basis points due to lower rates paid on deposits. Average borrowings decreased by $43.7 million. Overall, the yield on interest-bearing liabilities decreased 17 basis points to 1.10 percent.

Net interest income was positively impacted by a $123.6 million increase in average net free funds. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest driver of the increase in net free funds was noninterest-bearing demand deposits. Noninterest-bearing demand deposits increased as a result of the low interest rate environment, marketing efforts for new demand accounts, corporate cash management services and the unlimited FDIC deposit insurance protection provided by the Dodd-Frank Act through December 31, 2012.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2011 Compared to June 30, 2010(2)
(in millions)	Volume	Rate	Net

Interest earned on:
Loans (1)	$(2.0)	$(1.8)	$(3.8)
Securities/other (1)	1.2	(1.3)	(0.1)

Total Interest-earning Assets	(0.8)	(3.1)	(3.9)

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	0.0	(0.4)	(0.4)
Certificates of deposit	(0.5)	(0.6)	(1.1)
Borrowed funds < 1 year	(0.1)	0.0	(0.1)
Borrowed funds > 1 year	(0.1)	0.0	(0.1)

Total Interest-bearing Liabilities	(0.7)	(1.0)	(1.7)

Net Interest Income (1)	$(0.1)	$(2.1)	$(2.2)

(1) Tax-exempt income is on a fully taxable equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2011 and 2010.

(2) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses is the amount to be added to the allowance for loan losses (“ALL”) after adjusting for charge-offs and recoveries to bring the allowance to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for loan losses decreased $8.0 million to $1.1 million for the second quarter of 2011 as compared to $9.1 million for the same period in the prior year. Net charge-offs were considerably less at $4.8 million for the second quarter of 2011 as compared to

$18.2 million in the second quarter of 2010. The ALL increased $4.0 million from $54.0 million at June 30, 2010 to $58.0 million at June 30, 2011. Refer to the ALL section of this MD&A for additional disclosure.

Noninterest Income

	Three Months Ended June 30
(in thousands)	2011	2010	$ Change

Service charges on deposit accounts	$2,389	$3,027	$(638)
Insurance fees	2,181	1,964	217
Wealth management fees	2,144	1,916	228
Debit and credit card fees	2,077	2,283	(206)
Mortgage banking	246	166	80
Securities (losses) gains, net	(56)	103	(159)
Other	2,133	2,070	63

Total Noninterest Income	$11,114	$11,529	$(415)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Noninterest income decreased $0.4 million to $11.1 million in the second quarter of 2011 as compared to the second quarter of 2010. Service charges on deposits for the quarter ended June 30, 2011 decreased $0.6 million as compared to the second quarter of 2010 primarily due to a decline in overdraft fees resulting from the impact of the regulatory changes (“Regulation E”) that were implemented on August 15, 2010. The increase in insurance fees of $0.2 million in the second quarter of 2011 as compared to the second quarter of 2010 is primarily due to new business. Wealth Management fees increased $0.2 million in the second quarter of 2011 as compared to the second quarter of 2010 due to higher fixed annuity commissions and an increase in brokerage commissions.

Noninterest Expense

	Three Months Ended June 30
(in thousands)	2011	2010	$ Change

Salaries and employee benefits	$12,571	$11,811	$760
Occupancy, net	1,738	1,659	79
Data processing	1,681	1,451	230
Furniture and equipment	1,365	1,313	52
FDIC assessment	917	1,398	(481)
Other taxes	903	942	(39)
Joint venture amortization	849	709	140
Legal	751	989	(238)
Amortization of intangibles	446	496	(50)
Other noninterest expense	4,373	4,967	(594)

Total Noninterest Expense	$25,594	$25,735	$(141)

Noninterest expense decreased $0.1 million in the second quarter of 2011 compared to the second quarter of 2010. The decrease was primarily driven by a $0.2 million decrease in legal expense, a $0.5 million decrease in the FDIC assessment and a $0.6 million decrease in other noninterest expense. These decreases were partially offset by a $0.8 million increase in salaries and employee benefits, a $0.2 million increase in data processing costs and $0.1 million increase in joint venture amortization. The decrease in legal expense is attributable to the incurrence of one-time legal expenses in the second quarter of 2010. The decrease in the FDIC assessment is the result of the FDIC changing the methodology used to calculate the assessment and expiration of the FDIC’s Transaction Account Guarantee Program on December 31, 2010. The increase in salaries and employee benefits in the second quarter of 2011 reflects the full impact of an annual merit increase that was first effective in July 2010. Other noninterest expense decreased due to $0.4 million of nonrecurring costs in the second quarter of 2010, a decrease of $0.5 million in loan collection costs and a $0.1 million decrease in operating costs associated with OREO, offset by a $0.4 million reduction in the amount of the reserve for lending-related commitments released into income. During the six months ended June 30, 2011, S&T released $0.1 million of the reserve whereas in the prior year the amount released was $0.5 million. The amount released is driven by changes in volume and expected loss rates.

Provision for Income Taxes

The provision for income taxes increased $0.2 million to $4.1 million for the second quarter of 2011 as compared to $3.9 million for the same period in the prior year. The increase was due to a $5.7 million increase in pre-tax income, offset by a decline in the estimated annual effective tax rate applied to pretax income for the quarter. The decrease in the estimated annual effective tax rate from 29.3 percent to 21.4 percent is due to a decrease in estimated pretax income from 2010 to 2011 and a projected increase in low income housing tax credits for 2011. Additionally, the effective rate for the quarter was impacted by the recognition of certain discrete items.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

Six Months Ended June 30, 2011 Compared to

Six Months Ended June 30, 2010

Net Interest Income

The following table reconciles interest income per the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis:

	Six Months Ended June 30,
(in millions)	2011	2010

Interest income	$84.0	$90.9
Taxable equivalent adjustment to interest income	2.1	2.4

Interest Income on a Fully Taxable Equivalent Basis	86.1	93.3
Interest expense	14.6	18.3

Net Interest Income on a Fully Taxable Equivalent Basis	$71.5	$75.0

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities:

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
(in millions)	Balance	Income	Rate	Balance	Income	Rate

ASSETS
Loans (1)	$3,286.1	$80.1	4.91%	$3,403.3	$86.4	5.12%
Securities/other (1)	422.0	6.0	2.87%	347.9	6.9	3.98%

Total Interest-earning Assets	3,708.1	86.1	4.68%	3,751.2	93.3	5.02%
Noninterest-earning assets	373.3			384.8

TOTAL	$4,081.4			$4,136.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	$1,281.6	$1.1	0.17%	$1,265.3	$1.8	0.29%
Certificates of deposit	1,216.7	11.0	1.81%	1,312.6	13.3	2.05%
Borrowed funds < 1 year	43.0	0	0.14%	103.4	0.1	0.31%
Borrowed funds > 1 year	121.6	2.5	4.17%	146.6	3.1	4.23%

Total Interest-bearing Liabilities	2,662.9	14.6	1.10%	2,827.9	18.3	1.30%
Noninterest-bearing liabilities:
Demand deposits	786.0			706.4
Shareholders’ equity/other	632.5			601.7

TOTAL	$4,081.4			$4,136.0

Net Interest Margin(1)			3.88%			4.03%

Net Interest Income(1)		$71.5			$75.0

(1) Net interest income and net interest margin are presented on a fully taxable equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Net interest income and net interest margin on a fully taxable equivalent basis decreased $3.5 million and 15 basis points, respectively for the six months ended June 30, 2011 as compared to the same period in the prior year. The decline in the net interest margin is a result of loan repricing and replacement volume at lower rates and an unfavorable shift in asset mix, offset in part by lower rates paid on deposits and a better funding mix between deposits, including noninterest-bearing demand deposits and borrowings.

Average securities/other increased by $74.1 million and the fully taxable-equivalent yield decreased by 111 basis points for the six months ended June 30, 2011 as compared to the same period in the prior year. The average securities/other balance increased primarily due to higher than anticipated loan pay downs and weak demand for new loans leading to an increase in funds held at the Federal Reserve. The comparatively low yield on funds held at the Federal Reserve is the primary driver behind the decline in the yield on average securities/other. Average loans decreased by $117.2 million and the fully taxable-equivalent yield decreased by 21 basis points. Overall, the fully taxable-equivalent yield on interest-earning assets decreased 34 basis points to 4.68 percent for the six months ended June 30, 2011 as compared to the same period in the prior year.

Average interest-bearing deposits decreased by $79.6 million mainly due to a decrease in brokered certificates of deposit for the six months ended June 30, 2011 as compared to the same period in the prior year. The cost of deposits was 0.97 percent, a decrease of 21 basis points due to lower rates paid on deposits. Average borrowings decreased by $85.4 million. Overall, the yield on interest-bearing liabilities decreased 20 basis points to 1.10 percent.

Net interest income was positively impacted by a $121.9 million increase in average net free funds. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest driver of the increase in net free funds was noninterest-bearing demand deposits. Noninterest-bearing demand deposits increased as a result of the low interest rate environment, marketing efforts for new demand accounts, corporate cash management services and the unlimited FDIC deposit insurance protection provided by the Dodd-Frank Act through December 31, 2012.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Six Months Ended June 30, 2011 Compared to June 30, 2010(2)
(in millions)	Volume	Rate	Net

Interest earned on:
Loans (1)	$(3.0)	$(3.3)	$(6.3)
Securities/other (1)	1.5	(2.4)	(0.9)

Total Interest-earning Assets	(1.5)	(5.7)	(7.2)

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	0.0	(0.7)	(0.7)
Certificates of deposit	(1.0)	(1.3)	(2.3)
Borrowed funds < 1 year	(0.1)	0.0	(0.1)
Borrowed funds > 1 year	(0.5)	(0.1)	(0.6)

Total Interest-bearing Liabilities	(1.6)	(2.1)	(3.7)

Net Interest Income (1)	$0.1	$(3.6)	$(3.5)

(1) Tax-exempt income is on a fully taxable equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2011 and 2010.

(2) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses is the amount to be added to the ALL after adjusting for charge-offs and recoveries to bring the allowance to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for loan losses decreased $1.9 million to $11.7 million for the six months ended June 30, 2011 as compared to $13.6 million for same period in the prior year. Net charge-offs have decreased $14.1 million to $5.1 million for the first six months of 2011 compared to $19.2 for the first six months of 2010. The ALL increased $4.0 million from $54.0 million at June 30, 2010 to $58.0 million at June 30, 2011. Refer to the ALL section of this MD&A for additional disclosure.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Noninterest Income

	Six Months Ended June 30
(in thousands)	2011	2010	$ Change

Service charges on deposit accounts	$4,673	$5,864	$(1,191)
Insurance fees	4,313	4,332	(19)
Wealth management fees	4,194	3,900	294
Debit and credit card fees	4,089	3,664	425
Mortgage banking	871	577	294
Securities (losses) gains, net	(43)	257	(300)
Other	4,043	4,278	(235)

Total Noninterest Income	$22,140	$22,872	$(732)

Noninterest income decreased $0.7 million to $22.1 million during the first six months of 2011 compared to the first six months of 2010. Service charges on deposits for the six months ended June 30, 2011 decreased $1.2 million as compared to the same period in the prior year primarily due to a decline in overdraft fees resulting from the impact of the regulatory changes (“Regulation E”) that were implemented on August 15, 2010. Wealth Management fees increased year-to-date by $0.3 as million compared to the same period in the prior year primarily due to higher fixed annuity commissions and an increase in brokerage commissions. Debit and credit card fees increased $0.4 million primarily due to an increase in debit card commissions as a result of a change in S&T’s ATM and point of sale (“POS”) network provider and increased volume. Mortgage banking increased $0.3 million primarily due to recognition of an MSR impairment charge in the second quarter of 2010. The $0.3 million change in securities (losses) gains net is primarily due to a decrease in the number of securities that were sold in the second quarter of 2011 as compared to the number sold in the second quarter of 2010. Other noninterest income decreased $0.2 million due to a decline in letter of credit fees and a reduction in derivative income.

Noninterest Expense

	Six Months Ended June 30
(in thousands)	2011	2010	$ Change

Salaries and employee benefits	$25,891	$24,376	$1,515
Occupancy, net	3,595	3,643	(48)
Data processing	3,185	3,054	131
Furniture and equipment	2,542	2,386	156
FDIC assessment	2,143	2,699	(556)
Other taxes	1,805	1,887	(82)
Joint venture amortization	1,589	1,337	252
Legal	1,217	3,204	(1,987)
Amortization of intangibles	909	1,019	(110)
Other noninterest expense	10,167	10,061	106

Total Noninterest Expense	$53,043	$53,666	$(623)

Noninterest expense decreased $0.6 million during the first six months of 2011 as compared to the first six months of 2010. The decrease was driven primarily by a $2.0 million decrease in legal expense and a $0.6 million decrease in FDIC assessment, partially offset by a $1.5 million increase in salaries and employee benefits and a $0.3 million increase in joint venture amortization. The decrease in legal expense is attributable to the incurrence of one-time legal expenses in the six months ended June 30, 2010. The decrease in the FDIC assessment is the result of the FDIC changing the methodology used to calculate the assessment and expiration of the FDIC’s Transaction Account Guarantee Program on December 31, 2010. The year-over-year increase in salaries and employee benefits reflects the full impact of an annual merit increase that was first effective in July 2010. The increase of $0.3 million in joint venture amortization is due to the investment of $7.3 million in new low income housing projects since July 1, 2010.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Provision for Income Taxes

The provision for income taxes decreased $1.9 million to $5.6 million for the six months ended June 30, 2011 as compared to $7.5 million for the same period in the prior year. The decrease was due to a $1.4 million decrease in pretax income coupled with a decline in the estimated annual effective tax rate applied to pretax income for the six months ended June 30, 2011. The decrease in the estimated annual effective tax rate from 26.6 percent to 20.8 percent is due to a decrease in estimated pre-tax income from 2010 to 2011 and a projected increase in low income housing tax credits for 2011. Additionally, the effective rate was impacted by the recognition of certain discrete items.

Financial Condition

Total assets were $4.1 billion at June 30, 2011, a decrease of $56.0 million from December 31, 2010. The loan portfolio decreased $163.7 million from December 31, 2010, offset by an increase in interest-bearing amounts due from banks of $53.7 million and securities of $49.5 million. The decline in portfolio loans is a result of higher than expected loan pay downs and soft loan demand. Total commercial loans decreased $135.3 million from December 31, 2010, including declines in commercial real estate of $52.4 million, commercial and industrial of $31.4 million and construction of $51.5 million. Total consumer loans declined $28.4 million from December 31, 2010. Total deposits decreased $63.5 million from December 31, 2010, primarily due to a decrease in certificates of deposit of $61.8 million. Total Shareholders’ Equity increased $13.8 million from December 31, 2010 primarily due to net income available to common shareholders of $18.1 million for the six months ended June 30, 2011, offset by dividends paid to common shareholders of $8.4 million.

Securities Activity

(in thousands)	June 30, 2011	December 31, 2010	$ Change

Obligations of U.S. government corporations and agencies	$141,453	$125,675	$15,778
Collateralized mortgage obligations of U.S. government corporations and agencies	71,146	41,491	29,655
Mortgage-backed securities of U.S. government corporations and agencies	54,781	43,991	10,790
Obligations of states and political subdivisions	57,889	65,772	(7,883)

Debt Securities Available-for-Sale	325,269	276,929	48,340
Marketable equity securities (primarily bank stocks)	12,297	11,096	1,201

Total Securities Available-for-Sale, at Fair Value	$337,566	$288,025	$49,541

S&T invests in various securities in order to provide a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to S&T. Risks associated with various securities portfolios are managed and monitored by investment policies approved annually by S&T’s Board of Directors and administered by the ALCO and the Treasury function of S&T Bank. The net increase in securities of $49.5 million resulted from the reinvestment of a portion of the proceeds from loan pay downs.

On a quarterly basis, management evaluates the securities portfolios for OTTI in accordance with the applicable accounting guidance for investments reported at fair value. An impairment charge of less than $0.1 million was recorded in each of the six month periods ending June 30, 2011 and 2010.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Loan Composition

	June 30, 2011		December 31, 2010
(in thousands)	Amount	% of Loans	Amount	% of Loans
Consumer
Home equity	$431,763	13.5%	$441,096	13.2%
Residential mortgage	345,698	10.8%	359,536	10.7%
Installment and other consumer	70,171	2.2%	74,780	2.2%
Construction	3,365	0.1%	4,019	0.1%

Total Consumer Loans	850,997	26.6%	879,431	26.2%

Commercial
Commercial real estate	1,441,813	45.2%	1,494,202	44.5%
Commercial and industrial	690,956	21.7%	722,359	21.5%
Construction	208,111	6.5%	259,598	7.8%

Total Commercial Loans	2,340,880	73.4%	2,476,159	73.8%

Total Portfolio Loans	3,191,877	100.0%	3,355,590	100.0%

Allowance for loan losses	(58,004)		(51,387)

Total Portfolio Loans, net	3,133,873		3,304,203
Loans Held for Sale	10,960		8,337

Total Loans	$3,144,833		$3,312,540

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

Total loans decreased by $167.7 million between December 31, 2010 and June 30, 2011, with the largest decline occurring in the commercial loan portfolio. The decline in the commercial loan portfolio is attributable to a large number of loan prepayments and/or pay downs. Given the current economic environment and corresponding weak loan demand, the proceeds from these prepayments and paydowns were not reinvested in new loans.

Although commercial loans, including commercial real estate (“CRE”), commercial and industrial (“C&I”) and construction loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. The loan-to-value policy guidelines for CRE loans are generally 65-85 percent.

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

Management believes the downturn in the local residential real estate market and the impact of declining values on the real estate loan portfolio will be mitigated because of S&T’s conservative mortgage lending policies for portfolio loans, which require a maximum term of 20 years for fixed rate mortgages. Balloon mortgages are also offered in the portfolio. The maximum balloon term is 15 years with a maximum amortization term of 30 years. Balloon mortgages with terms of 10 years or less may have a maximum amortization term for up to 40 years. Combo mortgage loans consisting of a residential first mortgage and a home equity second mortgage are also available to creditworthy borrowers.

S&T designates specific loan originations, generally longer-term, lower-yielding 1-4 family mortgages, as held for sale and sells them into the secondary market, primarily to Federal National Mortgage Association (“FNMA”). The rationale for these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. During the six months ended June 30, 2011 and 2010, S&T sold $41.1 million and $43.4 million, respectively, of 1-4 family mortgages of which $37.4 and $37.7, respectively, were sold to FNMA. S&T currently services $332.3 million of secondary market mortgage loans for FNMA as of June 30, 2011 as compared to $278.3 million as of June 30, 2010. S&T intends to continue to sell longer-term loans to FNMA in the future, especially during periods of lower interest rates.

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

The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ALL. CRE loans are secured by commercial purpose real estate, including both owner occupied properties and investment properties used for various purposes such as hotels, strip malls and apartments. Individual project cash flows, as well as global cash flows, are generally the sources of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type as well as the business prospects of the lessee, if the project is not owner occupied.

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

Consumer Real Estate loans are secured by 1-4 family residences, including purchase money mortgages, 1st and 2nd lien home equity loans and home equity lines of credit. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the local housing market can also have a significant impact on this portfolio, because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

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

The charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off in the month the loss becomes probable, regardless of the delinquency status of the loan. S&T may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the remaining investment in the loan. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:

•	The status of a bankruptcy proceeding
•	The value of collateral and probability of successful liquidation
•	The status of adverse proceedings or litigation that may result in collection

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The components of the ALL as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011						December 31,2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans	Total Loans

Allowance for loan losses:
For Loans individually evaluated for impairment	1,848	4,799	858	0	0	7,505	3,631
For Loans collectively evaluated for impairment	34,193	8,157	3,901	3,275	973	50,499	47,756

Total Allowance for Loan Losses	$36,041	$12,956	$4,759	$3,275	$973	$58,004	$51,387

	June 30, 2011	December 31, 2010

Ratio of net charge-offs to average loans outstanding (annualized)	0.31%	1.11%
Allowance for loan losses to total loans	1.81%	1.53%
Allowance for loan losses to nonperforming loans	93%	80%

The ALL at June 30, 2011 increased $6.6 to $58.0 million from $51.4 million at December 31, 2010. The increase is comprised of a $2.7 million increase in the general reserve and $3.9 million increase in the specific reserve. The $2.7 million increase in the general reserve is the result of a $5.4 million increase in the first quarter of 2011 due to the downgrade of a significant number of credits, primarily in the CRE portfolio, offset by a second quarter decrease in the general reserve of $2.7 million primarily related to a decrease in loss rates in the commercial construction loan portfolio. The specific reserve increased $3.9 million as a result of a $4.9 million increase in the first quarter of 2011, primarily attributable to two large relationships, offset by a second quarter decrease of $1.0 million relating to charge-offs during the quarter, offset by additional specific reserves on impaired loans.

S&T’s allowance for lending-related commitments is computed using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for lending-related commitments through a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments increased to $2.8 million at June 30, 2011 as compared to $2.7 million at December 31, 2010. The increase relates to higher estimated usage of the commitments and increased loss rates. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets of the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table represents nonperforming assets for the periods presented:

(in thousands)	June 30, 2011	December 31, 2010	$ Change

Commercial real estate	$20,445	$14,674	$5,771
Commercial and industrial	2,787	2,567	220
Commercial construction	4,806	5,844	(1,038)
Home equity	2,536	1,433	1,103
Residential mortgage	5,734	5,996	(262)
Installment and other consumer	6	65	(59)
Consumer construction	0	525	(525)

Total Nonaccrual Loans	36,314	31,104	5,210

Commercial real estate	17,816	29,636	(11,820)
Commercial and industrial	5,354	1,000	4,354
Commercial construction	2,595	2,143	452
Residential mortgage	421	0	421

Total Nonaccrual Restructured Loans	26,186	32,779	(6,593)

Total Nonperforming Loans	62,500	63,883	(1,383)

OREO	7,389	5,820	1,569

Total Nonperforming Assets	$69,889	$69,703	$186

Asset Quality Ratios:

Nonperforming loans as a percent of total loans	1.95%	1.93%
Nonperforming assets as a percent of total loans + OREO	2.18%	2.07%

S&T’s policy is to place loans in all categories on nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. Restructured loans can be returned to accruing status, thus no longer impaired if the following criteria are met: (1) the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and, (2) there is a period of satisfactory payment performance by the borrower (either immediately before or after the restructuring) of six months. There are no loans 90 days or more past due and still accruing.

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

Deposits

(in thousands)	June 30, 2011	December 31, 2010	$ Change

Noninterest-bearing demand	$801,504	$765,812	$35,692
Interest-bearing demand	284,488	295,246	(10,758)
Money market	236,514	262,683	(26,169)
Savings	753,304	753,813	(509)
Certificates of deposit	1,178,173	1,239,970	(61,797)

Total Deposits	$3,253,983	$3,317,524	$(63,541)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Deposits are a primary source of funds for S&T. Management believes that S&T’s core deposit base is stable and that it has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. While total deposits at the end of the second quarter of 2011 were down slightly compared to December 31, 2010, S&T’s core deposit base remained stable with the decline being driven primarily by a decline in brokered certificates of deposit. Non-brokered certificates of deposit of $100,000 and over were 12 percent of total deposits at both June 30, 2011 and December 31, 2010, and primarily represent deposit relationships with local customers in our market area. S&T had $21.3 million and $63.0 million of brokered retail certificates of deposit, including CDARS reciprocal deposits outstanding at June 30, 2011 and December 31, 2010, respectively.

S&T participates in the Certificate of Deposit Account Registry Services (“CDARS”) program. The reciprocal program allows S&T customers to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. S&T maintains deposits by accepting certificates of deposits from customers of CDARS member banks in the exact amount as S&T customers placed. S&T can also access the CDARS network to accept brokered certificates of deposit that are not part of the reciprocal CDARS program. As of June 30, 2011, CDARS certificates of deposit totaling $21.3 were primarily reciprocal deposits. The issuance of brokered retail certificates of deposit and participation in the CDARS program is an ALCO strategy to increase and diversify funding sources.

Borrowings

(in thousands)	June 30, 2011	December 31, 2010	$ Change

Securities sold under repurchase agreements	$41,112	$40,653	$459
Long-term borrowings	32,759	29,365	3,394
Junior subordinated debt securities	90,619	90,619	0

Total Borrowings	$164,490	$160,637	$3,853

S&T has significant funds held at the Federal Reserve and given current weak loan demand does not have a need to borrow additional funds. Additional funds of $4.2 million were borrowed from the FHLB to support a long-term investment in low income housing partnerships.

Liquidity and Capital Resources

Liquidity refers to the ability to satisfy the financial needs of depositors who want to withdraw funds, or of borrowers needing to access funds to meet their credit needs. The ALCO is responsible for establishing and monitoring liquidity guidelines, policies and procedures.

The principal sources of asset liquidity are cash and due from banks, interest-earning deposits with banks, federal funds sold, unpledged securities available-for-sale, maturing and amortizing loans and earnings. Liability liquidity sources include a stable core deposit base, the ability to renew maturing certificates of deposit, borrowing availability at the FHLB of Pittsburgh (“FHLB”), fed funds lines with other financial institutions, access to the brokered certificates of deposit market including CDARS, and the ability to raise debt and equity. A stable core and certificates of deposit base provided by S&T customers is an important source of liquidity. A stable deposit base is achieved by maintaining a strong capital position and the protection provided by FDIC insurance. ALCO uses a variety of methods to monitor the liquidity position of S&T. These include a liquidity gap, which measures potential sources and uses of funds over future time periods out to one year. Policy guidelines require S&T to maintain a positive liquidity gap, meaning sources greater than uses, in the 30 day time period. In addition, ratios including net noncore funding dependence, net loans and standby letters of credit to assets, and net loans to deposits are reviewed and monitored. ALCO also performs contingency funding analyses to determine S&T’s ability to meet potential liquidity needs under stress scenarios that cover varying time horizons ranging from immediate to long term. Policy guidelines require coverage ratios of potential sources greater than uses depending on the scenario and time horizon.

Shareholders’ equity increased $13.8 million to $592.5 million at June 30, 2011 as compared to $578.7 million at December 31, 2010. During the six months ended June 30, 2011, S&T generated net income of $21.2 million and recognized $2.0 million of unrealized gains on securities available-for-sale, which are included in accumulated other comprehensive loss. These increases to shareholders’ equity were offset by the payment of dividends of $2.7 million and $8.4 million to preferred and common shareholders, respectively. S&T sold treasury shares which resulted in a net increase in shareholders equity of $1.0 million. Other increases to shareholders’ equity included a $0.3 million adjustment to the funded status of S&T’s employee benefit plan and the $0.5 million impact of issuing restricted shares under stock-based compensation plans.

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

The following summarizes risk-based capital amounts and ratios for S&T Bancorp, Inc. and S&T Bank:

(dollars in thousands)	Adequately Capitalized(1)	Well- Capitalized(2)	June 30, 2011		December 31, 2010
			Amount	Ratio	Amount	Ratio

S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$447,919	11.49%	$435,823	11.07%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	447,919	14.31%	435,823	13.28%
Total capital to risk-weighted assets	8.00%	10.00%	558,190	17.83%	547,336	16.68%

S&T Bank
Tier 1 leverage	4.00%	5.00%	$306,987	7.91%	$294,113	7.50%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	306,987	9.86%	294,113	9.02%
Total capital to risk-weighted assets	8.00%	10.00%	416,369	13.38%	405,049	12.42%

(1) For an institution to qualify as “adequately capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 8 percent, 8 percent and 4 percent respectively. At June 30, 2011, S&T exceeded those requirements.

(2) For an institution to qualify as “well capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10 percent, 6 percent and 5 percent respectively. At June 30, 2011, S&T exceeded those requirements.

In August 2009, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $300 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T may use the proceeds from the sale of its securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to its subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2011, S&T had not issued any securities pursuant to the shelf registration statement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ALCO monitors and manages interest-rate sensitivity through gap, rate shock analyses, simulations and economic value of equity in order to avoid unacceptable earnings fluctuations due to interest rate changes. S&T’s gap model includes certain management assumptions based upon past experience and the expected behavior of customers. The assumptions include principal prepayments for fixed rate loans, collateralized mortgage obligations, and mortgage-backed securities and classifying the demand, savings and money market balances by degree of interest rate sensitivity.

The gap and cumulative gap represent the net position of assets and liabilities subject to repricing in specific time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of June 30, 2011.

	GAP
(in thousands)	1-6 Months	7-12 Months	13-24 Months	>2 Years

Repricing Assets:
Cash and due from banks and interest-bearing deposits with banks	$114,985	$0	$0	$55,841
Securities available-for-sale	46,232	28,799	44,870	217,665
Federal Home Loan Bank stock, at cost	0	0	0	20,184
Loans, net	1,553,991	273,443	462,738	854,661
Other assets	0	0	0	384,881

Total Assets	$1,715,208	$302,242	$507,608	$1,533,232

Repricing Liabilities:
Noninterest-bearing demand	$0	$0	$0	$801,504
Interest-bearing demand	35,561	35,561	71,122	142,244
Money market	236,514	0	0	0
Savings	489,665	37,663	75,326	150,650
Certificates of deposit	395,800	301,621	299,890	180,862
Securities sold under repurchase agreements and short-term borrowings	41,112	0	0	0
Long-term borrowings and junior subordinated debt securities	94,604	901	11,851	16,022
Other liabilities and shareholders’ equity	0	0	0	639,817

Total Liabilities and Shareholders’ Equity	1,293,256	375,746	458,189	1,931,099

GAP	421,952	(73,504)	49,419	(397,867)

Cumulative GAP	$421,952	$348,448	$397,867	$0

Rate Sensitive Assets / Rate Sensitive Liabilities	June 30, 2011	December 31, 2010

Cumulative 6 Months	1.33	1.25
Cumulative 12 Months	1.21	1.18

S&T’s one-year repricing gap at June 30, 2011 indicates an asset sensitive position. This means that more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive position will differ depending upon the change in market interest rates. For example, with an asset sensitive position in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in interest rate spreads, net interest income and operating income. Conversely, with an asset sensitive position in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in interest rate spreads, net interest income and operating income.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – continued

The table below shows the percent change to pretax net interest income with a rate shock of +/- 300 basis points.

	+300 bps	-300 bps

June 30, 2011	11.91%	(10.59)%
December 31, 2010	11.67%	(10.76)%

The impact to pretax net interest income in the +/-300 basis point rate shocks for June 30, 2011 is consistent with having an asset sensitive balance sheet. The percent changes to pretax net interest income are relatively unchanged from December 31, 2010.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Information required by this item is set forth in Note 10 of the Notes to Unaudited Consolidated Financial Statements included in Item 1 of this report and incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 16, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Removed and Reserved

Item 5. Other Information

Not Applicable

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Unaudited Consolidated Statements of Income for the Three and Six Months ended June 30, 2011 and 2010, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Six Months ended June 30, 2011 and 2010 and (iv) Unaudited Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010 and (iv) Notes to Unaudited Consolidated Financial Statements (tagged as blocks of text).*

*	This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: August 4, 2011	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)