Form 10-Q
period 2011-09-30
S&T BANCORP INC
filed 2011-11-04
CIK 719220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Common Stock, $2.50 Par Value - 28,107,287 shares as of October 31, 2011

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
(in thousands, except share and per share data)	(Unaudited)	(Audited)

ASSETS
Cash and due from banks, including interest-bearing deposits of $203,898 and $61,260, respectively	$262,406	$108,196
Securities available-for-sale, at fair value	340,123	288,025
Federal Home Loan Bank stock, at cost	19,175	22,365
Loans held for sale	3,959	8,337
Portfolio loans, net of unearned income	3,132,183	3,355,590
Allowance for loan losses	(51,533)	(51,387)

Portfolio loans, net	3,080,650	3,304,203

Premises and equipment, net	38,729	39,954
Goodwill	165,273	165,273
Other intangibles, net	6,142	7,465
Bank owned life insurance	56,220	54,924
Other assets	119,293	115,597

Total Assets	$4,091,970	$4,114,339

LIABILITIES
Deposits:
Noninterest-bearing demand	$817,518	$765,812
Interest-bearing demand	291,726	295,246
Money market	255,058	262,683
Savings	772,653	753,813
Certificates of deposit	1,134,476	1,239,970

Total Deposits	3,271,431	3,317,524

Securities sold under repurchase agreements	42,409	40,653
Long-term borrowings	32,319	29,365
Junior subordinated debt securities	90,619	90,619
Other liabilities	51,518	57,513

Total Liabilities	3,488,296	3,535,674

SHAREHOLDERS’ EQUITY
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value, $1,000 per share liquidation preference 10,000,000 preferred shares authorized in 2011 and 2010 108,676 shares issued and outstanding in 2011 and 2010	106,733	106,137
Common stock, $2.50 par value 50,000,000 shares authorized in 2011 and 2010 29,714,038 shares issued in 2011 and 2010 28,106,451 shares and 27,951,689 shares outstanding at September 30, 2011 and December 31, 2010, respectively	74,285	74,285
Additional paid-in capital	52,400	51,570
Retained earnings	416,616	401,734
Accumulated other comprehensive loss	(1,919)	(6,334)
Treasury stock (1,607,587 shares and 1,762,349 shares at September 30, 2011 and December 31, 2010, respectively, at cost)	(44,441)	(48,727)

Total Shareholders’ Equity	603,674	578,665

Total Liabilities and Shareholders’ Equity	$4,091,970	$4,114,339

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010

INTEREST INCOME
Loans, including fees	$38,103	$42,718	$116,720	$127,598
Investment securities:
Taxable	2,054	1,803	5,944	6,041
Tax-exempt	525	683	1,678	2,204
Dividends	163	121	478	366

Total Interest Income	40,845	45,325	124,820	136,209

INTEREST EXPENSE
Deposits	5,745	7,014	17,764	22,115
Short-term borrowings and securities sold under repurchase agreements	13	38	43	196
Long-term borrowings and junior subordinated debt securities	1,218	1,300	3,734	4,386

Total Interest Expense	6,976	8,352	21,541	26,697

NET INTEREST INCOME	33,869	36,973	103,279	109,512
Provision for loan losses	1,535	8,278	13,272	21,835

Net Interest Income After Provision for Loan Losses	32,334	28,695	90,007	87,677

NONINTEREST INCOME
Service charges on deposit accounts	2,683	2,842	7,356	8,706
Insurance fees	2,192	2,125	6,505	6,457
Debit and credit card fees	2,132	1,951	6,221	5,615
Wealth management fees	1,965	1,861	6,159	5,761
Securities (losses) gains, net	(81)	6	(124)	263
Mortgage banking	(447)	1,573	424	2,150
Other	1,899	1,977	5,942	6,256

Total Noninterest Income	10,343	12,335	32,483	35,208

NONINTEREST EXPENSE
Salaries and employee benefits	11,741	11,887	37,632	36,263
Data processing	1,743	1,547	4,928	4,601
Occupancy, net	1,653	1,674	5,248	5,317
Furniture and equipment	1,263	1,176	3,805	3,562
Other taxes	864	739	2,669	2,626
Joint venture amortization	839	627	2,428	1,964
FDIC assessment	749	1,359	2,892	4,058
Legal	577	511	1,794	3,715
Amortization of intangibles	414	463	1,323	1,483
Other	4,350	4,965	14,517	15,026

Total Noninterest Expense	24,193	24,948	77,236	78,615

Income Before Provision for Income Taxes	18,484	16,082	45,254	44,270
Provision for Income Taxes	4,681	3,600	10,246	11,080

Net Income	13,803	12,482	35,008	33,190
Preferred stock dividends and discount amortization	1,559	1,551	4,672	4,648

Net Income Available to Common Shareholders	$12,244	$10,931	$30,336	$28,542

Common earnings per share—basic	$0.44	$0.39	$1.08	$1.03
Common earnings per share—diluted	$0.44	$0.39	$1.08	$1.03
Dividends declared per common share	$0.15	$0.15	$0.45	$0.45
Average common shares outstanding—basic	28,003	27,800	27,971	27,767
Average common shares outstanding—diluted	28,025	27,813	27,991	27,790

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at January 1, 2010		$105,370	$74,285	$51,158	$383,118	$(6,214)	$(54,399)	$553,318
Net income for nine months ended September 30, 2010	$33,190				33,190			33,190

Other Comprehensive Income
Change in unrealized gains on available-for-sale securities, net of tax of $1,351	2,509					2,509		2,509
Reclassification adjustment for net gains on securities available-for-sale included in net income, net of tax of $142	(263)					(263)		(263)
Adjustment to funded status of employee benefit plans, net of tax of $240	446					446		446

Total Comprehensive Income	$35,882
Preferred stock dividends and discount amortization		572			(4,648)			(4,076)
Cash dividends declared ($0.45 per share)					(12,505)			(12,505)
Treasury stock issued (102,617 shares)					(1,191)		2,838	1,647
Recognition of restricted stock compensation expense				341				341
Tax benefits from stock-based compensation				4				4
Forfeitures of nonstatutory stock options				(104)				(104)

Balance at September 30, 2010		$105,942	$74,285	$51,399	$397,964	$(3,522)	$(51,561)	$574,507

Balance at January 1, 2011		$106,137	$74,285	$51,570	$401,734	$(6,334)	$(48,727)	$578,665
Net income for nine months ended September 30, 2011	$35,008				35,008			35,008

Other Comprehensive Income
Change in unrealized gains on available-for-sale securities, net of tax of $2,100	3,901					3,901		3,901
Reclassification adjustment for net losses on securities available-for-sale included in net income, net of tax of $43	81					81		81
Adjustment to funded status of employee benefit plans, net of tax of $233	433					433		433

Total Comprehensive Income	$39,423
Preferred stock dividends and discount amortization		596			(4,672)			(4,076)
Cash dividends declared ($0.45 per share)					(12,614)			(12,614)
Treasury stock issued (156,419 shares)				(10)	(2,840)		4,325	1,475
Recognition of restricted stock compensation expense				830				830
Forfeitures of restricted stock (1,657 shares)				10			(39)	(29)

Balance at September 30, 2011		$106,733	$74,285	$52,400	$416,616	$(1,919)	$(44,441)	$603,674

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
(in thousands)	2011	2010

OPERATING ACTIVITIES
Net income	$35,008	$33,190
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,272	21,835
Provision for unfunded loan commitments	(1,015)	(1,555)
Depreciation and amortization	4,858	4,951
Net amortization (accretion) of discounts and premiums	844	632
Stock-based compensation expense	636	227
Securities losses (gains), net	124	(263)
Deferred income taxes	(142)	(3,652)
Tax benefits from stock-based compensation	0	(4)
Mortgage loans originated for sale	(49,477)	(71,650)
Proceeds from the sale of loans	54,557	73,652
Gain on the sale of loans, net	(544)	(866)
Net decrease in interest receivable	1,216	2,996
Net decrease in interest payable	(179)	(1,719)
Net decrease (increase) in other assets	3,135	(17,062)
Net (decrease) increase in other liabilities	(3,941)	14,480

Net Cash Provided by Operating Activities	58,352	55,192

INVESTING ACTIVITIES
Proceeds from maturities, prepayments and calls of securities available-for-sale	51,069	128,525
Proceeds from sales of securities available-for-sale	70	2,566
Purchases of securities available-for-sale	(98,080)	(50,863)
Proceeds from the redemption of Federal Home Loan Bank stock	3,190	0
Net decrease in loans	189,730	4,512
Proceeds from sale of loans not originated for resale	8,595	0
Purchases of premises and equipment	(2,288)	(1,942)
Proceeds from the sale of premises and equipment	285	111

Net Cash Provided by Investing Activities	152,571	82,909

FINANCING ACTIVITIES
Net increase (decrease) in core deposits	59,401	(644)
Net (decrease) increase in certificates of deposit	(105,580)	569
Net decrease in short-term borrowings	0	(51,300)
Net increase in securities sold under repurchase agreements	1,756	3,254
Proceeds from long-term borrowings	4,192	9,663
Repayments of long-term borrowings	(1,238)	(65,708)
Purchase of treasury shares	(29)	0
Sale of treasury shares	1,475	1,647
Cash dividends paid to preferred shareholder	(4,076)	(4,076)
Cash dividends paid to common shareholders	(12,614)	(12,505)
Tax benefits from stock-based compensation	0	4

Net Cash Used in Financing Activities	(56,713)	(119,096)

Net increase in cash and cash equivalents	154,210	19,005
Cash and cash equivalents at beginning of period	108,196	69,152

Cash and Cash Equivalents at End of Period	$262,406	$88,157

Supplemental Disclosures
Transfers to other real estate owned and other repossessed assets	$6,942	$8,608
Interest paid	$21,720	$28,416
Income taxes paid	$9,900	$11,192

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

Acquisition of Mainline Bancorp, Inc.

On September 14, 2011, S&T announced the signing of a definitive merger agreement to acquire Mainline Bancorp, Inc. (“Mainline”), a bank holding company based in Ebensburg, Pennsylvania. Mainline, with approximately $242 million in assets, maintains eight offices in Cambria and Blair counties of Pennsylvania. Under the terms of the merger agreement, shareholders of Mainline will have the opportunity to elect to receive $69.00 per share in cash, or between 3.6316 and 4.3125 shares of S&T common stock, with the precise number of shares based on the average of the high and low sale prices of S&T for a 10 trading day period ending 5 days prior to the business day preceding the merger vote by Mainline shareholders. The transaction, valued at approximately $21 million, is expected to be completed in the first quarter of 2012, pending regulatory approvals, the approval of shareholders of Mainline, and other closing conditions.

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

Recently Adopted Accounting Standards Updates

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring

In April 2011, the FASB issued ASU No. 2011-02, which amends the guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”). In evaluating whether a restructuring constitutes a TDR both for purposes of recording an impairment loss and for disclosure purposes, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. For S&T, the new guidance was effective July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. S&T is also required to disclose the activity based information that was previously deferred by ASU No. 2011-01. The adoption of this ASU did not have a material impact on S&T’s results of operations or financial position.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Recently Issued Accounting Standards Updates

Testing Goodwill for Impairment

In September 2011, the FASB issued ASU No. 2011-08, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not, it need not perform the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on S&T’s results of operations or financial position.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, the provisions of which allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively and is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU will only impact S&T’s presentation of comprehensive income and is not expected to have an impact on S&T’s results of operations or financial position.

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

The following are descriptions of the valuation methodologies that S&T uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis.

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

Nonrecurring Basis

Loans Held for Sale

Loans held for sale consist of 1-4 family residential loans originated for sale in the secondary market and from time to time, certain loans transferred from the loan portfolio to loans held for sale, all of which are carried at the lower of cost or fair value. The fair value of 1-4 family residential loans is based on the price secondary markets are currently offering for similar loans using observable market data. The fair value of the loans transferred from the loan portfolio is based on the amounts offered for these loans in currently pending sales transactions. Loans held for sale carried at fair value are classified as Level 2.

Impaired Loans

Impaired loans are carried at the lower of carrying value or fair value. Fair value is determined as the recorded investment balance less any specific reserve. S&T establishes a specific reserve based on the following three impairment methods: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate, 2) the loan’s observable market price or 3) the fair value of the collateral less estimated selling costs when the loan is collateral dependent. Collateral values are generally based upon appraisals by approved, independent state certified appraisers.

Appraisals may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation or management’s knowledge of the borrower and the borrower’s business. Because not all valuation inputs are observable, impaired loans are classified as Level 2 or Level 3 based on the lowest level of input that is significant to the fair value measurement.

OREO and Other Repossessed Assets

OREO and other repossessed assets obtained in partial or total satisfaction of a loan are recorded at the lower of recorded investment in the loan or fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of the amount recorded at acquisition date or estimated fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Like impaired loans, appraisals on OREO may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation or other information available to management. Because not all valuation inputs are observable, OREO and other repossessed assets are classified as Level 2 or Level 3 based on the lowest level of input that is significant to the fair value measurement.

Mortgage Servicing Rights

The fair value of MSR is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSR. If the carrying value of MSR exceeds fair value, they are considered impaired. As the valuation model includes significant unobservable inputs, MSR are classified as Level 3 within the fair value hierarchy.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

purposes, S&T substantially utilized the fair value measurement criteria as required and explained above. In cases where quoted fair values are not available, S&T uses present value methods to determine the fair value of its financial instruments.

Cash and Cash Equivalents and Other Short-Term Assets

The carrying amounts reported in the Consolidated Balance Sheets for cash and due from banks and interest-bearing deposits with banks approximate fair value.

Loans

The fair value of variable rate performing loans is based on carrying values adjusted for credit risk. The fair value of fixed rate performing loans is estimated using discounted cash flow analyses, utilizing interest rates currently being offered for loans with similar terms, adjusted for credit risk. The fair value of nonperforming loans is based on their carrying values less any specific reserve. The carrying amount of accrued interest approximates fair value.

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

Long-Term Borrowings

The fair values disclosed for fixed rate long-term borrowings are determined by discounting their contractual cash flows using current interest rates for long-term borrowings of similar remaining maturities. The carrying amounts of variable rate long-term borrowings approximate their fair values.

Junior Subordinated Debt Securities

The variable rate junior subordinated debt securities reprice quarterly and fair values are based on carrying values.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables present assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at September 30, 2011 and December 31, 2010. There were no transfers between Level 1 and Level 2 during the periods presented.

	September 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$0	$153,213	$0	$153,213
Collateralized mortgage obligations of U.S. government corporations and agencies	0	69,799	0	69,799
Mortgage-backed securities of U.S. government corporations and agencies	0	52,410	0	52,410
Obligations of states and political subdivisions	0	53,263	0	53,263
Marketable equity securities	2,438	7,337	1,663	11,438

Total securities available-for-sale	2,438	336,022	1,663	340,123
Trading securities held in a Rabbi Trust under a deferred compensation plan	1,697	0	0	1,697

Total securities	4,135	336,022	1,663	341,820
Derivative financial assets:
Interest rate swaps	0	24,327	0	24,327
Interest rate lock commitments	0	370	0	370

Total Assets	$4,135	$360,719	$1,663	$366,517

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$0	$24,217	$0	$24,217
Forward sale contracts	0	163	0	163

Total Liabilities	$0	$24,380	$0	$24,380

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$0	$125,675	$0	$125,675
Collateralized mortgage obligations of U.S. government corporations and agencies	0	41,491	0	41,491
Mortgage-backed securities of U.S. government corporations and agencies	0	43,991	0	43,991
Obligations of states and political subdivisions	0	65,772	0	65,772
Marketable equity securities	1,528	7,980	1,588	11,096

Total securities available-for-sale	1,528	284,909	1,588	288,025
Trading securities	2,089	0	0	2,089

Total securities	3,617	284,909	1,588	290,114
Derivative financial assets:
Interest rate swaps	0	17,518	0	17,518
Interest rate lock commitments	0	217	0	217
Forward sale contracts	0	412	0	412

Total Assets	$3,617	$303,056	$1,588	$308,261

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$0	$17,355	$0	$17,355

Total Liabilities	$0	$17,355	$0	$17,355

The following table presents the changes in assets classified as Level 3 in the fair value hierarchy that are measured at fair value on a recurring basis using significant unobservable inputs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Balance at beginning of period	$1,669	$1,628	$1,588	$1,138
Total (losses) gains included in other comprehensive income	(6)	(15)	75	(15)
Transfers into Level 3	0	0	0	490

Balance at end of period	$1,663	$1,613	$1,663	$1,613

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

	September 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Impaired loans	$0	$31,891	$4,737	$36,628
OREO	0	5,379	0	5,379
Mortgage servicing rights	0	0	1,872	1,872

Total Assets	$0	$37,270	$6,609	$43,879

	December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Loans held for sale	$0	$3,185	$0	$3,185
Impaired loans	0	10,968	1,478	12,446
OREO	0	5,820	0	5,820
Mortgage servicing rights	0	0	2,510	2,510

Total Assets	$0	$19,973	$3,988	$23,961

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

	September 30, 2011		December 31, 2010
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value

ASSETS
Cash and due from banks, including interest-bearing deposits	$262,406	$262,406	$108,196	$108,196
Securities available-for-sale	340,123	340,123	288,025	288,025
Federal Home Loan Bank stock	19,175	19,175	22,365	22,365
Portfolio loans	3,119,933	3,132,183	3,328,084	3,355,590
Loans held for sale	4,137	3,959	8,337	8,337
Bank owned life insurance	56,220	56,220	54,924	54,924
Trading securities	1,697	1,697	2,089	2,089
Mortgage servicing rights	1,872	1,872	2,510	2,510
Interest rate swaps	24,327	24,327	17,518	17,518
Interest rate lock commitments	370	370	217	217
Forward sale contracts	0	0	412	412

LIABILITIES
Deposits	$3,280,824	$3,271,431	$3,328,864	$3,317,524
Securities sold under repurchase agreements	42,409	42,409	40,653	40,653
Long-term borrowings	34,760	32,319	31,345	29,365
Junior subordinated debt securities	90,619	90,619	91,460	90,619
Interest rate swaps	24,217	24,217	17,355	17,355
Forward sale contracts	163	163	0	0

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

Pursuant to S&T’s agreements with various financial institutions, S&T may receive collateral or may be required to post collateral based upon mark-to-market positions. Beyond unsecured threshold levels, collateral in the form of cash or securities may be made available to counterparties of swap transactions. Based upon S&T’s current positions and related future collateral requirements relating to them, S&T believes any affect on its cash flow or liquidity position to be immaterial. Derivatives contain an element of credit risk, the possibility that S&T will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by S&T’s Asset and Liability Committee (“ALCO”) and derivatives with customers may only be executed with customers within credit exposure limits. Interest rate swaps are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Consolidated Statements of Income.

Interest Rate Lock Commitments and Forward Sale Contracts

In the normal course of business, S&T sells originated mortgage loans into the secondary mortgage loan market. S&T offers interest rate lock commitments to potential borrowers. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. However, if the borrower accepts the guaranteed rate, S&T can encounter pricing risk if interest rates increase significantly before the loan can be closed and sold. S&T may utilize forward sale contracts in order to mitigate this pricing risk. The rate lock is executed between the mortgagee and S&T, and generally these rate locks are bundled. A forward sale contract is then executed between S&T and the investor. Both the interest rate lock commitment bundle and the corresponding forward sale contract are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in mortgage banking in the Consolidated Statements of Income.

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(in thousands)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts - Commercial Loans
Fair value	$24,327	$17,518	$24,217	$17,355
Notional amount	191,842	211,078	191,842	211,078
Collateral posted	0	0	19,698	13,928
Interest Rate Lock Commitments - Mortgage Loans
Fair value	370	217	0	0
Notional amount	10,763	17,033	0	0
Forward Sale Contracts - Mortgage Loans
Fair value	0	412	163	0
Notional amount	0	21,785	10,959	0

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Derivatives not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	$13	$139	$(53)	$136
Interest rate lock commitments - mortgage loans	132	712	153	886
Forward sale contracts - mortgage loans	(152)	8	(575)	(378)

Total Derivatives not Designated as Hedging Instruments	$(7)	$859	$(475)	$644

NOTE 5. SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized cost and fair value of available-for-sale securities for the periods shown:

	September 30, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	148,719	4,580	(86)	153,213
Collateralized mortgage obligations of U.S. government corporations and agencies	67,005	2,794	0	69,799
Mortgage-backed securities of U.S. government corporations and agencies	48,776	3,634	0	52,410
Obligations of states and political subdivisions	51,295	1,986	(18)	53,263

Total Debt Securities	315,795	12,994	(104)	328,685
Marketable equity securities	10,152	1,822	(536)	11,438

Total	$325,947	$14,816	$(640)	$340,123

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$123,812	$2,078	$(215)	$125,675
Collateralized mortgage obligations of U.S. government corporations and agencies	39,790	1,701	0	41,491
Mortgage-backed securities of U.S. government corporations and agencies	41,373	2,618	0	43,991
Obligations of states and political subdivisions	64,651	1,357	(236)	65,772

Total Debt Securities	269,626	7,754	(451)	276,929
Marketable equity securities	10,347	1,010	(261)	11,096

Total	$279,973	$8,764	$(712)	$288,025

There were no significant gross realized gains and $0.1 million and $0.1 million, respectively, in gross realized losses for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010 there were $0.1 million and $0.4 million, respectively, in gross realized gains and $0.1 million in gross realized losses for both the three and nine month periods. Realized gains and losses on the sale of securities are determined using the specific-identification method.

Net unrealized gains of $14.2 million, net of tax of $5.0 million and net unrealized gains of $8.0 million, net of tax of $2.8 million were included in accumulated other comprehensive loss at September 30, 2011 and December 31, 2010, respectively.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables present investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months:

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$10,331	$(86)	$0	$0	$10,331	$(86)
Obligations of states and political subdivisions	924	(18)	0	0	924	(18)

Total Debt Securities	11,255	(104)	0	0	11,255	(104)
Marketable equity securities	5,079	(536)	0	0	5,079	(536)

Total Temporarily Impaired Securities	$16,334	$(640)	$0	$0	$16,334	$(640)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$20,558	$(215)	$0	$0	$20,558	$(215)
Obligations of states and political subdivisions	13,167	(194)	917	(42)	14,084	(236)

Total Debt Securities	33,725	(409)	917	(42)	34,642	(451)
Marketable equity securities	2,068	(261)	0	0	2,068	(261)

Total Temporarily Impaired Securities	$35,793	$(670)	$917	$(42)	$36,710	$(712)

S&T does not believe any individual unrealized loss as of September 30, 2011 represents an other-than-temporary impairment (“OTTI”). S&T performs a review of its securities for OTTI on a quarterly basis to identify securities that may indicate an OTTI. Generally, S&T records an impairment charge when an equity security within the marketable equity securities portfolio has been in a loss position for 12 consecutive months, unless facts and circumstances suggest the need for an OTTI prior to that time. S&T’s policy for recording an OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the length of time and the extent to which fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of a security recovering from any decline in fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the security prior to it recovering.

As of September 30, 2011, the unrealized losses on three debt securities were primarily attributable to changes in interest rates. The unrealized losses on four marketable equity securities as of September 30, 2011 were attributable to temporary declines in fair value. S&T does not intend to sell and it is not likely that S&T will be required to sell any of the securities referenced in the table above in an unrealized loss position before recovery of its amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The amortized cost and fair value of available-for-sale securities at September 30, 2011, by contractual maturity, are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
(in thousands)	Amortized Cost	Fair Value

Obligations of U.S. government corporations and agencies, and obligations of states and political subdivisions

Due in one year or less	$12,245	$12,333
Due after one year through five years	143,865	147,863
Due after five years through ten years	18,872	20,148
Due after ten years	25,032	26,132

	200,014	206,476
Collateralized mortgage obligations of U.S. government corporations and agencies	67,005	69,799
Mortgage-backed securities of U.S. government corporations and agencies	48,776	52,410

Total Debt Securities	315,795	328,685
Marketable equity securities	10,152	11,438

Total	$325,947	$340,123

At September 30, 2011 and December 31, 2010, securities with principal amounts of $254.2 million and $209.3 million, respectively, were pledged to secure repurchase agreements, public funds, trust fund deposits and derivatives.

NOTE 6. LOANS AND LOANS HELD FOR SALE

The following table presents the composition of loans for the periods stated:

(in thousands)	September 30, 2011	December 31, 2010

Consumer:
Home equity	$423,166	$441,096
Residential mortgage	350,619	359,536
Installment and other consumer	68,049	74,780
Consumer construction	3,111	4,019

Total Consumer Loans	844,945	879,431

Commercial:
Commercial real estate	1,414,398	1,494,202
Commercial and industrial	681,866	722,359
Commercial construction	190,974	259,598

Total Commercial Loans	2,287,238	2,476,159

Total Portfolio Loans	3,132,183	3,355,590
Allowance for loan losses	(51,533)	(51,387)

Total Portfolio Loans, net	3,080,650	3,304,203
Loans held for sale	3,959	8,337

Total Loans, Net	$3,084,609	$3,312,540

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

S&T attempts to limit its exposure to credit risk by diversifying its loan portfolio and actively managing concentrations. When concentrations exist in certain classes, S&T mitigates this risk by monitoring relevant economic indicators and internal risk rating trends, and through stress testing of the loans in those classes. Commercial loans represent 73 percent and 74 percent of total portfolio loans at September 30, 2011 and December 31, 2010, respectively. Within the commercial portfolio, the commercial real estate (“CRE”) and commercial construction portfolios combined comprise 70 percent of commercial loans and 51 percent of total loans and 71 percent of commercial loans and 53 percent of total loans at September 30, 2011 and December 31, 2010, respectively. Further segmentation of the CRE and commercial construction portfolios by industry and collateral type reveal no concentration in excess of nine percent of total loans.

The vast majority of both commercial and consumer loans are made to businesses and individuals in S&T’s western Pennsylvania market, resulting in a geographic concentration. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Only the CRE and commercial construction portfolios combined have any significant out-of-state exposure, with 19 percent of the combined portfolio and ten percent of total loans being out-of-state loans at September 30, 2011 and 21 percent of the combined portfolio and 11 percent of total loans being out of state loans at December 31, 2010. Management believes underwriting guidelines and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio.

The following table presents a summary of nonperforming assets for the periods stated:

(in thousands)	September 30, 2011	December 31, 2010

Nonperforming loans	$59,239	$63,883
OREO	5,992	5,820

Total Nonperforming Assets	$65,231	$69,703

OREO and other repossessed assets, which are included in other assets in the Consolidated Balance Sheets consists of 27 properties, with three properties comprising $4.2 million or 70 percent of the balance.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. S&T individually evaluates all substandard commercial loans that experienced a forbearance or change in terms, as well as all substandard consumer and residential mortgage loans that entered into an agreement to modify their existing loan. Once a loan is classified as a TDR, it retains both TDR and impaired loan status for the life of the loan, whether or not is has resumed accrual status, unless the restructuring was done at a market rate.

The following table presents restructured loans for the periods presented:

		September 30, 2011			December 31, 2010
(in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs

Commercial real estate	$19,057	$14,585	$33,642	$1,194	$29,636	$30,830
Commercial and industrial	783	0	783	37	1,000	1,037
Commercial construction	480	3,460	3,940	0	2,143	2,143
Residential mortgage	1,140	4,079	5,219	908	0	908

Ending Balance	$21,460	$22,124	$43,584	$2,139	$32,779	$34,918

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables include the number of TDRs, as well as both the pre-restructuring and post-restructuring recorded investments, by loan class, of those loans restructured during the three and nine months ended September 30, 2011.

	Nine Months Ended September 30, 2011
(in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Total Difference in Recorded Investment

Commercial real estate	4	$4,107	$4,607	$500
Commercial and industrial	2	921	921	0
Commercial construction	2	1,776	1,776	0
Residential mortgage	7	4,330	4,330	0

Total	15	$11,134	$11,634	$500

	Three Months Ended September 30, 2011
(in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Total Difference in Recorded Investment

Commercial real estate	1	$1,297	$1,297	$0
Residential mortgage	5	3,994	3,994	0

Total	6	$5,291	$5,291	$0

The concessions granted included reductions in interest rates and payment extensions. Note 7 includes the methodology to determine the allowance for these TDRs. During the nine months ended September 30, 2011, there were no previously restructured loans that defaulted.

NOTE 7. ALLOWANCE FOR LOAN LOSSES

S&T maintains an allowance for loan losses (“ALL”) at a level determined to be adequate to absorb estimated probable credit losses inherent in the loan portfolio as of the balance sheet date. S&T develops and documents a systematic ALL methodology based on the following portfolio classes: 1) CRE, 2) Commercial and Industrial (“C&I”), 3) Commercial Construction, 4) Consumer Real Estate and 5) Other Consumer. The following discusses the key risks associated with each portfolio class:

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

Consumer Real Estate—Loans secured by first and second lien home equity loans, home equity lines of credit and 1-4 family residences, including purchase money mortgages. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this class. The state of the local housing market can also have a significant impact on this portfolio because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Other Consumer—Loans made to individuals that may be secured by assets other than 1-4 family residences as well as unsecured loans. This class includes auto loans, unsecured lines of credit and credit cards. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this class. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.

Management further assesses risk within each portfolio class using the key inherent risk differentiators. For the commercial loan classes, the most important indicator of risk is the internally assigned risk rating, including pass, special mention and substandard. Impaired loans are considered in the ALL model separately and are individually evaluated for impairment. As mentioned in Note 6, TDR’s are included in the impaired category of loans, and are therefore evaluated individually. S&T’s internal risk rating system is consistent with definitions found in current regulatory guidelines. A simplified data migration technique is used to calculate the historic average losses over the defined loss emergence period.

Loans in the consumer classes are not individually risk rated; therefore, the most important indicators of risk are the existence of collateral, the type of collateral, and for consumer real estate loans, whether the bank has a first or second lien position. A simplified data migration technique is used to calculate the historic average losses over the defined loss emergence period.

Management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, nonperforming status and changes in risk ratings on a monthly basis.

The following tables present the age analysis of past due loans segregated by class of loans for the periods stated:

			September 30, 2011
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due	Total Loans

Commercial real estate	$1,374,747	$4,019	$1,109	$34,523	$39,651	$1,414,398
Commercial and industrial	672,538	1,948	1,377	6,003	9,328	681,866
Commercial construction	181,371	900	0	8,703	9,603	190,974
Home equity	417,893	1,734	444	3,095	5,273	423,166
Residential mortgage	341,299	1,239	1,362	6,719	9,320	350,619
Installment and other consumer	67,468	451	115	15	581	68,049
Consumer construction	2,930	0	0	181	181	3,111

Totals	$3,058,246	$10,291	$4,407	$59,239	$73,937	$3,132,183

			December 31, 2010
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due	Total Loans

Commercial real estate	$1,445,521	$3,135	$1,236	$44,310	$48,681	$1,494,202
Commercial and industrial	717,078	975	739	3,567	5,281	722,359
Commercial construction	250,776	99	736	7,987	8,822	259,598
Home equity	437,212	1,744	707	1,433	3,884	441,096
Residential mortgage	352,194	930	416	5,996	7,342	359,536
Installment and other consumer	74,373	275	67	65	407	74,780
Consumer construction	3,494	0	0	525	525	4,019

Totals	$3,280,648	$7,158	$3,901	$63,883	$74,942	$3,355,590

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings for the periods presented:

		September 30, 2011
(in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction	Totals

Pass	$1,201,955	$601,552	$148,084	$1,951,591
Special mention	89,164	19,450	10,432	119,046
Substandard	123,279	60,864	32,458	216,601

Total	$1,414,398	$681,866	$190,974	$2,287,238

		December 31, 2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction	Totals

Pass	$1,297,242	$619,011	$221,492	$2,137,745
Special mention	86,653	76,158	16,308	179,119
Substandard	110,307	27,190	21,798	159,295

Total	$1,494,202	$722,359	$259,598	$2,476,159

Management monitors the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.

The following tables present the recorded investment in consumer loan classes by performing and nonperforming status for the periods stated:

	September 30, 2011
(in thousands)	Home Equity	Residential Mortgage	Installment and other consumer	Consumer Construction	Totals

Performing	$420,071	$343,900	$68,034	$2,930	$834,935
Nonperforming	3,095	6,719	15	181	10,010

Total	$423,166	$350,619	$68,049	$3,111	$844,945

	December 31, 2010
(in thousands)	Home Equity	Residential Mortgage	Installment and other consumer	Consumer Construction	Totals

Performing	$439,663	$353,540	$74,715	$3,494	$871,412
Nonperforming	1,433	5,996	65	525	8,019

Total	$441,096	$359,536	$74,780	$4,019	$879,431

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

S&T individually evaluates all substandard commercial loans greater than $0.5 million for impairment as well as all TDRs, whether in accrual or nonaccrual status. Loans are considered to be impaired when based upon current information and events it is probable that S&T will be unable to collect all interest and principal payments due according to the original contractual terms of the loan agreement.

The following table presents S&T’s investment in loans considered to be impaired and related information on those impaired loans for the periods presented:

				September 30, 2011
	September 30, 2011			Nine Months Ended		Three Months Ended
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$7,123	$7,431	$ 1,537	$13,043	$ 112	$7,123	$ 40
Commercial and industrial	213	213	213	3,261	0	213	0
Commercial construction	4,053	4,053	1,008	3,776	7	4,053	7
Consumer real estate	692	692	120	231	4	692	2

Total with a related allowance recorded	12,081	12,389	2,878	20,311	123	12,081	49

Without a related allowance recorded:
Commercial real estate	43,472	49,583	0	32,935	576	43,472	165
Commercial and industrial	4,549	4,549	0	2,909	1	4,549	0
Commercial construction	4,338	4,795	0	3,800	15	4,338	9
Consumer real estate	4,527	4,778	0	1,509	51	4,527	38

Total without a related allowance recorded	56,886	63,705	0	41,153	643	56,886	212

Total:
Commercial real estate	50,595	57,014	$ 1,537	45,978	688	50,595	205
Commercial and industrial	4,762	4,762	213	6,170	1	4,762	0
Commercial construction	8,391	8,848	1,008	7,576	22	8,391	16
Consumer real estate	5,219	5,470	120	1,740	55	5,219	40

Total	$68,967	$76,094	2,878	$61,464	$ 766	$68,967	$261

	December 31, 2010			Year Ended December 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$10,152	$11,466	$ 1,992	$21,023	$ 489
Commercial and industrial	1,263	1,263	337	1,623	22
Commercial construction	4,662	4,662	1,302	7,165	0

Total with a related allowance recorded	16,077	17,391	3,631	29,811	511

Without a related allowance recorded:
Commercial real estate	29,788	37,567	0	28,074	442
Commercial and industrial	1,491	3,280	0	1,370	0
Commercial construction	3,325	4,853	0	7,202	20

Total without a related allowance recorded	34,604	45,700	0	36,646	462

Total:
Commercial real estate	39,940	49,033	1,992	49,097	931
Commercial and industrial	2,754	4,543	337	2,993	22
Commercial construction	7,987	9,515	1,302	14,367	20

Total	$50,681	$63,091	$ 3,631	$66,457	$ 973

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended September 30, 2011						Three Months Ended September 30, 2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans	Total Loans

Beginning at July 1:	$36,041	$12,956	$4,759	$3,275	$973	$58,004	$53,968
Charge-offs	(1,532)	(6,651)	0	(175)	(218)	(8,576)	(6,889)
Recoveries	172	109	116	87	86	570	924

Net (Charge-offs) /Recoveries	(1,360)	(6,542)	116	(88)	(132)	(8,006)	(5,965)

Provision for loan losses	(2,665)	4,110	(211)	237	64	1,535	8,278

Balance at End of Period	$32,016	$10,524	$4,664	$3,424	$905	$51,533	$56,281

	Nine Months Ended September 30, 2011						Nine Months Ended September 30, 2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans	Total Loans

Beginning at January 1:	$30,425	$9,777	$5,904	$3,962	$1,319	$51,387	$59,580
Charge-offs	(5,989)	(8,390)	(878)	(1,805)	(697)	(17,759)	(27,553)
Recoveries	750	232	2,463	912	276	4,633	2,419

Net (Charge-offs) /Recoveries	(5,239)	(8,158)	1,585	(893)	(421)	(13,126)	(25,134)
Provision for loan losses	6,830	8,905	(2,825)	355	7	13,272	21,835

Balance at End of Period	$32,016	$10,524	$4,664	$3,424	$905	$51,533	$56,281

	September 30, 2011						December 30, 2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans	Total Loans

Allowance for loan losses
For Loans individually evaluated for impairment	$1,537	$213	$1,008	$120	$0	$2,878	$3,631
For Loans collectively evaluated for impairment	30,479	10,311	3,656	3,304	905	48,655	47,756

Total Allowance for Loan Losses	$32,016	$10,524	$4,664	$3,424	$905	$51,533	$51,387

Portfolio Loans:
Individually evaluated for impairment	$50,595	$4,762	$8,391	$5,219	$0	$68,967	$50,681
Collectively evaluated for impairment	1,363,803	677,104	182,583	771,677	68,049	3,063,216	3,304,909

Total Portfolio Loans	$1,414,398	$681,866	$190,974	$776,896	$68,049	$3,132,183	$3,355,590

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

At September 30, 2011 and December 31, 2010, the only short-term borrowings that S&T had outstanding were comprised of REPOs totaling $42.4 million and $40.7 million, respectively.

Long-term debt instruments are for original terms greater than one year and may be comprised of wholesale REPOs, FHLB advances and junior subordinated debt securities. Long-term REPOs and FHLB advances have the same collateral requirements as their short-term equivalents.

The following is a summary of long-term debt for the periods presented:

(in thousands)	September 30, 2011	December 31, 2010

Long-term borrowings	$32,319	$29,365
Junior subordinated debt securities	90,619	90,619

Total	$122,938	$119,984

S&T had total long-term debt outstanding of $29.0 million at a fixed rate and $93.7 million at a variable rate at September 30, 2011. Included in long-term borrowings is a capital lease of $0.2 million.

S&T had total borrowings at September 30, 2011 and December 31, 2010 at the FHLB of Pittsburgh of $32.1 million and $29.1 million, respectively, all of which were long-term borrowings. As of September 30, 2011 there were no short-term borrowings at the FHLB of Pittsburgh. At September 30, 2011, S&T had a maximum borrowing capacity of $1.1 billion with the FHLB of Pittsburgh.

NOTE 9. EMPLOYEE BENEFITS

S&T Bank maintains a defined benefit pension plan (“Plan”) covering substantially all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years of employment. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future. S&T made no contributions to its pension plan in 2010 and no contributions are required to be made for 2011 at this time. The expected long-term rate of return on plan assets is 8.00 percent. Changes to the Plan have been approved and will be implemented beginning January 1, 2012. These changes include a lump sum distribution option for active participants and the eventual elimination of the Pension Purchase Option.

The following table summarizes the components of net periodic pension expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Service cost—benefits earned during the period	$470	$456	$1,778	$1,684
Interest cost on projected benefit obligation	1,035	979	3,121	3,013
Expected return on plan assets	(1,344)	(1,261)	(4,033)	(3,661)
Amortization of prior service cost	(2)	(2)	(5)	(5)
Recognized net actuarial loss	207	179	580	617

Net Periodic Pension Expense	$366	$351	$1,441	$1,648

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

S&T, in the normal course of business, offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. S&T’s exposure to credit loss, in the event a customer does not satisfy the terms of their agreement, equals the contractual amount of the obligation less the value of any collateral. S&T applies the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. S&T’s allowance for lending-related commitments totaled $1.6 million at September 30, 2011 and $2.7 million at December 31, 2010. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the customers.

The following table sets forth the commitments and letters of credit for the periods presented:

(in thousands)	September 30, 2011	December 31, 2010

Commitments to extend credit	$826,316	$836,042
Standby letters of credit	121,947	135,489

Total	$948,263	$971,531

Litigation

S&T, in the normal course of business, is subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, S&T believes that the outcome of such proceedings or claims will not have a material adverse effect on its consolidated financial position.

NOTE 11. EARNINGS PER COMMON SHARE

The following table reconciles the numerator and denominator of basic earnings per share with that of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares and per share data)	2011	2010	2011	2010

Numerator for Both Basic and Diluted Earnings per Common Share:
Net Income	$13,803	$12,482	$35,008	$33,190
Less: Preferred dividends and discount amortization	1,559	1,551	4,672	4,648

Net Income Available to Common Shareholders	$12,244	$10,931	$30,336	$28,542

Denominator:
Total average basic common shares outstanding	28,002,957	27,799,992	27,971,291	27,767,068
Dilutive potential common shares	22,462	12,645	19,619	22,842

Total Diluted Average Common Shares Outstanding	28,025,419	27,812,637	27,990,910	27,789,910

Earnings per common share—basic	$0.44	$0.39	$1.08	$1.03
Earnings per common share—diluted	$0.44	$0.39	$1.08	$1.03

Warrants considered anti-dilutive excluded from dilutive potential common shares	517,012	517,012	517,012	517,012
Stock options considered anti-dilutive excluded from dilutive potential common shares	902,722	1,012,909	902,722	1,012,909

Restricted stock considered anti-dilutive excluded from dilutive potential common shares	64,978	19,025	48,893	8,828

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

The following represents total assets by reportable segment:

(in thousands)	September 30, 2011	December 31, 2010

Community Banking	$4,082,540	$4,103,898
Insurance	8,075	8,461
Wealth Management	1,355	1,980

Total Assets	$4,091,970	$4,114,339

The following tables provide financial information for S&T’s three operating segments. The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

	Three Months Ended September 30, 2011
(in thousands)	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated

Interest income	$40,782	$66	$—	$(3)	$40,845
Interest expense	6,955	—	73	(52)	6,976

Net interest income (expense)	33,827	66	(73)	49	33,869
Provision for loan losses	1,535	—	—	—	1,535
Noninterest income	7,158	2,003	1,444	(262)	10,343
Noninterest expense	19,435	1,785	1,427	55	22,702
Depreciation expense	1,056	7	14	—	1,077
Amortization of intangible assets	385	16	13	—	414
Provision (benefit) for income taxes	4,884	94	(29)	(268)	4,681

Net Income (Loss)	$13,690	$167	$(54)	$—	$13,803

	Three Months Ended September 30, 2010
(in thousands)	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated

Interest income	$45,300	$108	$1	$(84)	$45,325
Interest expense	8,371	—	74	(93)	8,352

Net interest income (expense)	36,929	108	(73)	9	36,973
Provision for loan losses	8,278	—	—	—	8,278
Noninterest income	8,649	1,894	1,284	508	12,335
Noninterest expense	19,096	2,343	1,317	677	23,433
Depreciation expense	1,032	8	12	—	1,052
Amortization of intangible assets	431	18	14	—	463
Provision (benefit) for income taxes	3,931	(125)	(46)	(160)	3,600

Net Income (Loss)	$12,810	$(242)	$(86)	$—	$12,482

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	Nine Months Ended September 30, 2011
(in thousands)	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated

Interest income	$124,630	$225	$—	$(35)	$124,820
Interest expense	21,505	—	218	(182)	21,541

Net interest income (expense)	103,125	225	(218)	147	103,279
Provision for loan losses	13,272	—	—	—	13,272
Noninterest income	22,041	6,271	4,171	—	32,483
Noninterest expense	60,985	5,220	3,931	2,485	72,621
Depreciation expense	3,225	24	43	—	3,292
Amortization of intangible assets	1,234	50	39	—	1,323
Provision (benefit) for income taxes	12,146	459	(21)	(2,338)	10,246

Net Income (Loss)	$34,304	$743	$(39)	$—	$35,008

	Nine Months Ended September 30, 2010
(in thousands)	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated

Interest income	$136,132	$365	$1	$(289)	$136,209
Interest expense	26,798	—	219	(320)	26,697

Net interest income (expense)	109,334	365	(218)	31	109,512
Provision for loan losses	21,835	—	—	—	21,835
Noninterest income	24,768	5,865	4,002	573	35,208
Noninterest expense	61,676	5,870	3,706	2,705	73,957
Depreciation expense	3,101	26	48	—	3,175
Amortization of intangible assets	1,384	57	42	—	1,483
Provision (benefit) for income taxes	13,053	132	(4)	(2,101)	11,080

Net Income (Loss)	$33,053	$145	$(8)	$—	$33,190

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the consolidated results of operations and financial condition of S&T Bancorp, Inc. and subsidiaries (“S&T”) and highlights material changes in its financial condition and results of operations at and for the three and nine months ended September 30, 2011 and 2010. Our MD&A should be read in conjunction with the consolidated financial statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.

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

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Future Factors include:

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;
•	a prolonged period of low interest rates;
•	credit losses;
•	financial resources in the amounts, at the times and on the terms required to support our future businesses;
•	legislation affecting the financial services industry as a whole, and/or S&T in particular, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act;
•	regulatory supervision and oversight, including required capital levels, and public policy changes, including environmental regulations;
•	increasing price and product/service competition, including new entrants;
•	rapid technological developments and changes;
•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;
•	continued deterioration of the housing market and reduced demand for mortgages;
•	containing costs and expenses;
•	reliance on large customers;
•	the outcome of pending and future litigation and governmental proceedings;
•	managing our internal growth and acquisitions;
•	the possibility that our proposed acquisition of Mainline Bancorp, Inc. will not be completed within the proposed timeframe, or at all;
•

the possibility that the anticipated benefits from our proposed acquisition of Mainline Bancorp, Inc. cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated;

•

general economic or business conditions, either nationally or regionally in western Pennsylvania, may be less favorable than expected, resulting in among other things, a reduced demand for credit and other services;

•

a decline in market capitalization to common book value, which could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; and

•

a continuation of recent turbulence in significant portions of the global financial and real estate markets could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities and indirectly, by affecting the economy generally.

These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate and currency exchange rate fluctuations and other Future Factors.

Critical Accounting Policies and Estimates

S&T’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2011 have remained unchanged from the disclosures presented in S&T’s Annual Report on Form 10-K for the year ended December 31, 2010 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

S&T is a bank holding company headquartered in Indiana, Pennsylvania with assets of $4.1 billion at September 30, 2011. S&T provides a full range of financial services through offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Pennsylvania. S&T provides full service retail and commercial banking products as well as cash management services, insurance, estate planning and administration, employee benefit plan investment management and administration, corporate services and other fiduciary services.

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

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Earnings Summary

Net income available to common shareholders for the quarter ended September 30, 2011 was $12.2 million as compared to $10.9 million for the third quarter of 2010, while diluted earnings per common share were $0.44, as compared to $0.39 diluted earnings per common share for the third quarter of 2010. For the nine month period, net income available to common shareholders was $30.3 million or $1.08 diluted earnings per common share, while for the same period in 2010, net income was $28.5 million or $1.03 diluted earnings per common share.

The increase in net income available to common shareholders for the quarter ended September 30, 2011 was primarily due to a decrease in the provision for loan losses of $6.8 million for the quarter as compared to the same period in 2010. The provision decrease was partially offset by a decline of $3.1 million in net interest income as well as a decline of $2.0 million in noninterest income. The decrease in the provision for loan losses is a result of improving asset quality over the past year. Common return on average assets was 1.20 percent for the quarter ended September 30, 2011, compared to 1.06 percent for the quarter ended September 30, 2010. Common return on average equity was 8.12 percent for the quarter ended September 30, 2011 compared to 7.61 percent for the same period in 2010.

Year-to-date net income available to common shareholders increased primarily due to an $8.6 million decline in the provision for loan losses which was partially offset by a $6.2 million dollar decline in net interest income. Common return on average assets was 1.00 percent for the nine months ended September 30, 2011 as compared to 0.92 percent for the nine months ended September 30, 2010. Common return on average equity was 6.90 percent for the nine months ended September 30, 2011 as compared to 6.78 percent for the same period in 2010.

Acquisition of Mainline Bancorp, Inc.

On September 14, 2011, S&T entered into a definitive agreement to acquire Mainline Bancorp, Inc. (“Mainline”), a bank holding company based in Ebensburg, Pennsylvania. Mainline has approximately $242 million in assets and maintains eight offices in Cambria and Blair counties of Pennsylvania. The transaction is expected to add approximately $141.1 million in gross loans and $210.3 million in deposits to S&T’s Consolidated Balance Sheet. S&T expects the merger to be accretive to earnings in the first full year, excluding one-time costs. The transaction, valued at approximately $21 million, is expected to close in the first quarter of 2012, after satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Mainline.

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

Management believes the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis in the table below for the three months ended September 30, 2011 and 2010, and on page 34 for the nine months ended September 30, 2011 and 2010.

Operating revenue is the sum of net interest income and noninterest income less securities losses/gains. In order to understand the significance of net interest income to S&T’s business and operating results, management believes it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to

Three Months Ended September 30, 2010

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to S&T’s financial performance because net interest income comprised 76 percent of operating revenue (net interest income plus noninterest income, excluding securities losses/gains) in the third quarters of 2011 and 2010. The level and mix of interest-earning assets and interest-bearing liabilities are continually monitored by S&T’s Asset and Liability Committee (“ALCO”), in order to mitigate interest rate and liquidity risks of the balance sheet.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table reconciles interest income per the Consolidated Statements of Income to net interest income on a fully taxable equivalent basis:

	Three Months Ended September 30,
(in thousands)	2011	2010

Interest income	$40,845	$45,325
Taxable equivalent adjustment to interest income	1,002	1,137

Interest Income on a Fully Taxable Equivalent Basis	41,847	46,462
Interest expense	6,976	8,352

Net Interest Income on a Fully Taxable Equivalent Basis	$34,871	$38,110

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
(in thousands)	Balance	Income	Rate	Balance	Income	Rate

ASSETS
Loans (1)	$3,171,379	$38,790	4.85%	$3,377,607	$43,442	5.10%
Securities/other (1)	510,575	3,057	2.39%	315,823	3,020	3.82%

Total Interest-earning Assets	3,681,954	41,847	4.51%	3,693,430	46,462	4.99%
Noninterest-earning assets	376,077			412,247

TOTAL	$4,058,031			$4,105,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	$1,287,489	$445	0.14%	$1,250,278	$762	0.24%
Certificates of deposit	1,159,557	5,300	1.81%	1,309,880	6,252	1.89%
Borrowed funds < 1 year	41,257	12	0.12%	62,011	38	0.24%
Borrowed funds > 1 year	123,103	1,219	3.93%	121,218	1,300	4.26%

Total Interest-bearing Liabilities	2,611,406	6,976	1.06%	2,743,387	8,352	1.21%
Noninterest-bearing liabilities:
Demand deposits	799,247			743,265
Shareholders’ equity/other	647,378			619,025

TOTAL	$4,058,031			$4,105,677

Net Interest Margin(1)			3.76%			4.09%

Net Interest Income(1)		$34,871			$38,110

(1) Net interest margin is presented on a fully taxable equivalent (“FTE”) and annualized basis. Net interest income is presented on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Net interest income and net interest margin on a fully taxable equivalent basis decreased $3.2 million and 33 basis points, respectively in the third quarter of 2011 as compared to the same period in the prior year. The decline in net interest margin is a result of loans repricing, replacement volume at lower rates and an unfavorable shift in asset mix, offset in part by a better funding mix between deposits, including noninterest-bearing demand deposits and borrowings.

Average loans decreased by $206.2 million and the fully taxable-equivalent yield decreased by 25 basis points. The decline in loan balances is a result of the current economic environment, resulting in borrowers being cautious and leading to weak loan demand

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

coupled with significant loan principal pay-downs. Average securities/other increased by $194.8 million and the fully taxable-equivalent yield decreased by 143 basis points. The average securities/other balance increased primarily due to the aforementioned loan principal pay-downs leading to an increase in funds held at the Federal Reserve. The comparatively low yield on funds held at the Federal Reserve is the primary driver behind the decline in the yield on average securities/other. Overall, the fully taxable-equivalent yield on interest-earning assets decreased 48 basis points to 4.51 percent.

Average NOW/money market/savings increased by $37.2 million and the rate decreased by 10 basis points. Average certificates of deposits decreased by $150.3 million, which includes a $72.6 million decline in brokered certificates of deposit and CDARS. The cost of interest-bearing deposits decreased due to lower rates paid on deposits. Average borrowings decreased by $18.9 million. Overall, the rate on interest-bearing liabilities decreased 15 basis points to 1.06 percent.

Net interest income was positively impacted by a $120.5 million increase in average net free funds. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The increase in net free funds was mostly driven by an increase of $56.0 million in average noninterest-bearing demand deposits, a decrease of $36.1 million in noninterest-earning assets and an increase of $28.4 million in average shareholders’ equity.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2011 Compared to September 30, 2010 (2)
(in thousands)	Volume	Rate	Net

Interest earned on:
Loans (1)	$(2,653)	$(1,999)	$(4,652)
Securities/other (1)	1,862	(1,825)	37

Total Interest-earning Assets	(791)	(3,824)	(4,615)

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	23	(340)	(317)
Certificates of deposit	(717)	(235)	(952)
Borrowed funds < 1 year	(13)	(13)	(26)
Borrowed funds > 1 year	20	(101)	(81)

Total Interest-bearing Liabilities	(687)	(689)	(1,376)

Net Interest Income (1)	$(104)	$(3,135)	$(3,239)

(1) Tax-exempt income is on a fully taxable equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2011 and 2010.

(2) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses is the amount to be added to the allowance for loan losses (“ALL”) after adjusting for charge-offs and recoveries to bring the ALL to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for loan losses decreased $6.8 million to $1.5 million for the third quarter of 2011 as compared to $8.3 million for the same period in the prior year. The decrease in the provision for loan losses is a result of improving asset quality over the past year. Although there are many factors that can impact the ALL, an important factor is the amount of new impaired loans requiring a specific reserve. New impaired loans requiring specific reserves have slowed in 2011 compared to 2010. In the three months ended September 30, 2010 new impaired loans requiring $5.9 million of specific reserves were identified. In the three months ending September 30, 2011 no new significant impaired loans requiring a specific reserve were identified. This decrease in new specific reserves is the primary reason for the decrease in provision. Refer to the ALL section of this MD&A for additional disclosure.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Noninterest Income

	Three Months Ended September 30
(in thousands)	2011	2010	$ Change

Service charges on deposit accounts	$2,683	$2,842	$(159)
Insurance fees	2,192	2,125	67
Debit and credit card fees	2,132	1,951	181
Wealth management fees	1,965	1,861	104
Securities (losses) gains, net	(81)	6	(87)
Mortgage banking	(447)	1,573	(2,020)
Other	1,899	1,977	(78)

Total Noninterest Income	$10,343	$12,335	$(1,992)

Noninterest income decreased $2.0 million to $10.3 million in the third quarter of 2011 as compared to the third quarter of 2010. The decrease is primarily due to a decrease of $2.0 million for the quarter in mortgage banking fees and a $0.2 million decrease in service charges on deposit accounts, offset by a $0.2 million increase in debit and credit card fees.

Mortgage banking includes fee income related to loans sold in the secondary market, mortgage servicing income, mortgage servicing rights amortization and impairment and fair value adjustments associated with valuing mortgage derivatives. Although interest rates continue to be at historic lows, the volume of loan sales in the secondary market has decreased compared to the same period last year. Further, in the second quarter of 2011, S&T began to retain within the loan portfolio 10 and 15 year mortgages that had been priced and underwritten for sale within the secondary market. S&T sold $11.2 million of mortgages in the current quarter, compared to $16.2 million in the third quarter of 2010 resulting in a mortgage servicing asset established on newly sold loans of $0.1 million in the current period compared to $0.3 million in the same period last year. In the third quarter of 2011, a $0.8 million impairment charge was recorded for mortgage servicing rights compared to an insignificant impairment charge in the third quarter of 2010. This impairment charge reflects a decline in the value of the remaining mortgage servicing rights due to increased prepayment speeds resulting from decreases in interest rates. Further contributing to the decline in mortgage banking was a $0.7 million net gain for mortgage derivatives in the third quarter of 2010 compared to an insignificant loss in the current quarter. The significant change is a result of more customers taking advantage of refinancing existing mortgages in 2010 resulting in reduced demand for mortgage refinancing in 2011.

Service charges on deposits for the three months ended September 30, 2011 decreased $0.2 million as compared to the same period in the prior year primarily due to a $0.4 million decline in overdraft fees resulting from the impact of the regulatory changes (“Regulation E”) that were implemented on August 15, 2010. The regulatory change requires customers to opt in for overdraft coverage of debit card transactions. The decline was partially offset by $0.3 million in new deposit fees in the third quarter of 2011, including paper statement fees and various other increases in deposit fees. Debit and credit card fees increased approximately $0.2 million due to increased volume of signature based transactions as a result of increased marketing in this area.

Noninterest Expense

	Three Months Ended September 30
(in thousands)	2011	2010	$ Change

Salaries and employee benefits	$11,741	$11,887	$(146)
Data processing	1,743	1,547	196
Occupancy, net	1,653	1,674	(21)
Furniture and equipment	1,263	1,176	87
Other taxes	864	739	125
Joint venture amortization	839	627	212
FDIC assessment	749	1,359	(610)
Legal	577	511	66
Amortization of intangibles	414	463	(49)
Other noninterest expense	4,350	4,965	(615)

Total Noninterest Expense	$24,193	$24,948	$(755)

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Noninterest expense decreased $0.8 million in the third quarter of 2011 compared to the third quarter of 2010. The decrease was primarily driven by a $0.6 million decrease in the FDIC assessment and a $0.6 million decrease in other noninterest expense, partially offset by a $0.2 million increase in joint venture amortization and a $0.2 million increase in data processing expense.

The decrease in the FDIC assessment is the result of the FDIC changing the methodology used to calculate the assessment as of April 1, 2011 and expiration of the FDIC’s Transaction Account Guarantee Program on December 31, 2010. S&T expects to benefit from savings in future quarters according to the new methodology. Other noninterest expense decreased $0.6 million primarily related to a $0.9 million write-off of an uncollectible receivable in the third quarter of 2010. The receivable related to expenses for a mutual fund advised by an affiliate that was deemed to be uncollectible. The increase of $0.2 million in joint venture amortization reflects the additional amortization on two low income housing projects in 2011. The $0.2 million increase in data processing costs relate to one-time charges for the implementation of mobile banking and other conversion fees.

Provision for Income Taxes

The provision for income taxes increased $1.1 million to $4.7 million for the third quarter of 2011 as compared to $3.6 million for the same period in the prior year. The increase is primarily due to a $2.4 million increase in pre-tax income and a higher effective tax rate for the quarter due to a change in estimated 2011 pre-tax income.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2011 Compared to

Nine Months Ended September 30, 2010

Net Interest Income

The following table reconciles interest income per the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis:

	Nine Months Ended September 30,
(in thousands)	2011	2010

Interest income	$124,820	$136,209
Taxable equivalent adjustment to interest income	3,054	3,552

Interest Income on a Fully Taxable Equivalent Basis	127,874	139,761
Interest expense	21,541	26,697

Net Interest Income on a Fully Taxable Equivalent Basis	$106,333	$113,064

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities:

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
(in thousands)	Balance	Income	Rate	Balance	Income	Rate

ASSETS
Loans (1)	$3,247,433	$118,753	4.89%	$3,394,635	$129,825	5.11%
Securities/other (1)	451,824	9,121	2.69%	337,031	9,936	3.93%

Total Interest-earning Assets	3,699,257	127,874	4.62%	3,731,666	139,761	5.01%
Noninterest-earning assets	374,278			394,069

TOTAL	$4,073,535			$4,125,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	$1,283,571	$1,521	0.16%	$1,260,214	$2,549	0.27%
Certificates of deposit	1,197,426	16,243	1.81%	1,311,698	19,566	1.99%
Borrowed funds < 1 year	42,430	43	0.14%	89,357	196	0.29%
Borrowed funds > 1 year	122,139	3,734	4.09%	138,037	4,386	4.25%

Total Interest-bearing Liabilities	2,645,566	21,541	1.09%	2,799,306	26,697	1.28%
Noninterest-bearing liabilities
Demand deposits	790,459			718,885
Shareholders’ equity/other	637,510			607,544

TOTAL	$4,073,535			$4,125,735

Net Interest Margin(1)			3.84%			4.05%

Net Interest Income(1)		$106,333			$113,064

(1) Net interest margin is presented on a fully taxable equivalent (“FTE”) and annualized basis. Net interest income is presented on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. S&T believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Net interest income and net interest margin on a fully taxable equivalent basis decreased $6.7 million and 21 basis points, respectively for the nine months ended September 30, 2011 as compared to the same period in the prior year. The decline in the net interest margin is a result of loan repricing, replacement volume at lower rates and an unfavorable shift in asset mix, offset in part by lower rates paid on deposits and a better funding mix between deposits, including noninterest-bearing demand deposits and borrowings.

Average loans decreased by $147.2 million and the fully taxable-equivalent yield decreased by 22 basis points. The decline in loan balances is a result of the current economic environment, resulting in borrowers being cautious and leading to weak loan demand coupled with significant loan principal pay-downs. Average securities/other increased by $114.8 million and the fully taxable-equivalent yield decreased by 124 basis points for the nine months ended September 30, 2011 as compared to the same period in the prior year. The average securities/other balance increased primarily due to the aforementioned loan principal pay-downs leading to an increase in funds held at the Federal Reserve. The comparatively low yield on funds held at the Federal Reserve is the primary driver behind the decline in the yield on average securities/other. Overall, the fully taxable-equivalent yield on interest-earning assets decreased 39 basis points to 4.62 percent for the nine months ended September 30, 2011 as compared to the same period in the prior year.

Average NOW/money market/savings increased by $23.4 million and the rate decreased by 11 basis points for the nine months ended September 30, 2011 as compared to the same period in the prior year. Average certificates of deposits decreased by $114.3 million, which includes a $73.7 million decline in brokered certificates of deposit and CDARS for the nine months ended September 30, 2011 as compared to the same period in the prior year. The cost of interest-bearing deposits decreased due to lower rates paid on

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

deposits. Average borrowings decreased by $62.8 million. Overall, the rate on interest-bearing liabilities decreased 19 basis points to 1.09 percent for the nine months ended September 30, 2011 as compared to the same period in the prior year.

Net interest income was positively impacted by a $121.3 million increase in average net free funds. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The increase in net free funds was driven by an increase of $71.6 million in average noninterest-bearing demand deposits, an increase of $30.0 million in average shareholders’ equity, and a decrease of $19.7 million in noninterest-earning assets.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Nine Months Ended September 30, 2011 Compared to September 30, 2010(2)
(in thousands)	Volume	Rate	Net

Interest earned on:
Loans (1)	$(5,629)	$(5,443)	$(11,072)
Securities/other (1)	3,384	(4,199)	(815)

Total Interest-earning Assets	(2,245)	(9,642)	(11,887)

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	47	(1,075)	(1,028)
Certificates of deposit	(1,704)	(1,619)	(3,323)
Borrowed funds < 1 year	(103)	(50)	(153)
Borrowed funds > 1 year	(505)	(147)	(652)

Total Interest-bearing Liabilities	(2,265)	(2,891)	(5,156)

Net Interest Income (1)	$20	$(6,751)	$(6,731)

(1) Tax-exempt income is on a fully taxable equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2011 and 2010.

(2) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses is the amount to be added to the ALL after adjusting for charge-offs and recoveries to bring the allowance to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for loan losses decreased $8.5 million to $13.3 million for the nine months ended September 30, 2011 as compared to $21.8 million for the same period in the prior year. The decrease in the provision for loan losses is a result of improving asset quality over the past year. New impaired loans requiring specific reserves have slowed in 2011 compared to 2010. Net charge-offs have decreased $12.0 million to $13.1 million for the first nine months of 2011 compared to $25.1 for the first nine months of 2010. The ALL decreased $4.8 million from $56.3 million at September 30, 2010 to $51.5 million at September 30, 2011. Refer to the ALL section of this MD&A for additional disclosure.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Noninterest Income

	Nine Months Ended September 30
(in thousands)	2011	2010	$ Change

Service charges on deposit accounts	$7,356	$8,706	$(1,350)
Insurance fees	6,505	6,457	48
Debit and credit card fees	6,221	5,615	606
Wealth management fees	6,159	5,761	398
Mortgage banking	424	2,150	(1,726)
Securities (losses) gains, net	(124)	263	(387)
Other	5,942	6,256	(314)

Total Noninterest Income	$32,483	$35,208	$(2,725)

Noninterest income decreased $2.7 million to $32.5 million during the first nine months of 2011 compared to the first nine months of 2010. The decrease is due primarily to a decrease of $1.7 million in mortgage banking, $1.4 million in service charges on deposits, a $0.4 million decrease in securities (losses) gains and a $0.3 million decrease in other noninterest income.

Although interest rates continue to be at historic lows, the volume of loan sales in the secondary market has decreased compared to the same period last year. In the second quarter of 2011, S&T began to retain within the loan portfolio 10 and 15 year mortgages that had been priced and underwritten for sale within the secondary market. During 2010, S&T was selling most conforming loans, regardless of term, in the secondary market. S&T sold $52.3 million of mortgages in the current nine month period compared to $65.1 million sold during the same period in 2010, resulting in a total mortgage servicing asset of $0.5 million established on newly sold loans, compared with $0.7 million last year. During the current nine month period, $0.7 million impairment charge was recorded for mortgage servicing rights compared to $0.3 in the same period of 2010. This impairment charge reflects a decline in the value of the remaining mortgage servicing rights due to increased prepayment speed resulting from decreased interest rates. Further contributing to the decline in mortgage banking was a $0.5 million net gain for mortgage derivatives during 2010 compared to a $0.4 net loss during 2011. The significant change is a result of more customers taking advantage of refinancing existing mortgages in 2010 resulting in reduced demand for mortgage refinancing in 2011.

Service charges on deposits for the nine months ended September 30, 2011 decreased $1.4 million as compared to the same period in the prior year primarily due to a $1.8 million decline in overdraft fees resulting from the impact of the regulatory changes (“Regulation E”) that were implemented on August 15, 2010. The regulatory change requires customers to opt in for overdraft coverage of certain banking activities. The decline was partially offset with $0.3 million in new deposit fees, including increased paper statement and various other increases in deposit fees. The $0.4 million change in securities (losses) gains net is primarily due to net gains in 2010 on equity securities sold, coupled with impairment write-downs on equity securities of $0.1 million in 2011. Other noninterest income decreased by $0.3 million due to a $0.2 million commercial rate swap valuation charge and reduced fee income related to commercial loan swaps. Partially offsetting these decreases were increases of $0.6 million in debit and credit card fees and $0.4 million in Wealth Management fees. Debit and credit card fees increased due to increased volume of signature based transactions as a result of increased marketing in this area. Wealth Management fees increased year-to-date as compared to the same period in the prior year primarily due to higher fixed annuity commissions and an increase in brokerage commissions.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Noninterest Expense

	Nine Months Ended September 30
(in thousands)	2011	2010	$ Change

Salaries and employee benefits	$37,632	$36,263	$1,369
Occupancy, net	5,248	5,317	(69)
Data processing	4,928	4,601	327
Furniture and equipment	3,805	3,562	243
FDIC assessment	2,892	4,058	(1,166)
Other taxes	2,669	2,626	43
Joint venture amortization	2,428	1,964	464
Legal	1,794	3,715	(1,921)
Amortization of intangibles	1,323	1,483	(160)
Other noninterest expense	14,517	15,026	(509)

Total Noninterest Expense	$77,236	$78,615	$(1,379)

Noninterest expense decreased $1.4 million during the first nine months of 2011 as compared to the first nine months of 2010. The decrease was driven primarily by a $1.9 million decrease in legal expense and a $1.2 million decrease in FDIC assessment, as well as a $0.5 million decrease in other noninterest expense. Partially offsetting these decreases were increases in salaries and employee benefits of $1.4 million, joint venture amortization of $0.5 million and data processing of $0.3 million.

The decrease in legal expense is attributable to the incurrence of $2.3 million of one-time legal settlement costs that occurred in the first and second quarter of 2010. The decrease in the FDIC assessment of $1.2 million is the result of the FDIC changing the methodology used to calculate the assessment as of April 1, 2011 and expiration of the FDIC’s Transaction Account Guarantee Program on December 31, 2010. S&T expects to benefit from savings in future quarters according to the new methodology. Other noninterest expense decreased $0.5 million primarily related to a $1.2 million write-off of an uncollectible receivable in the third quarter of 2010. The receivable related to expenses for a mutual fund advised by an affiliate that was deemed to be uncollectible. Additionally, the decrease can be attributed to a $0.5 million change in the unfunded loan commitments reserve due to a reversal of the reserve for unfunded commitments of $1.0 million for the nine months ended September 30, 2010 compared to $1.5 million reversal of reserve for the nine months ended 2010. Approximately $0.8 million of the reserve reversal in 2011 related to an expense recognized in 2008 for a letter of credit that S&T was contractually obligated to fulfill. During the third quarter of 2011, the letter of credit was drawn upon and funded and a corresponding loan charge-off was recorded. These increases in other noninterest expense were offset by $1.0 million decrease in loan collection fees from the prior year. Overall, asset quality metrics have been improving, resulting in lower expenses on troubled loans. The $1.4 million increase in salaries and employee benefits reflects the full nine month impact of the annual merit increase effective July 1, 2010 resulting in additional salary expense of $1.1 million. Additionally, restricted stock expense increased $0.5 million related to restricted stock issued for the 2010 incentive plan and long-term incentive plan. These increases were offset by a decrease in the pension plan of $0.2 million due to a change in the number of participants of the plan. The increase of $0.5 million in joint venture amortization reflects the additional amortization on two low income housing projects in 2011. The $0.3 million in additional data processing costs relate to one-time charges for the implementation of mobile banking and other conversion fees. The increase of $0.2 million in furniture and equipment expense relates to increases in maintenance fees due to implementation of new software and an increase in the ATM maintenance costs, as well as increased depreciation expense in general.

Provision for Income Taxes

The provision for income taxes decreased $0.9 million to $10.2 million for the nine months ended September 30, 2011 as compared to $11.1 million for the same period in the prior year. Although pretax income increased by $1.0 million, the decrease was due to a decline in the estimated annual effective tax rate applied to pretax income for the nine months ended September 30, 2011. The decrease in the estimated annual effective tax rate from 25.0 percent to 22.6 percent is due to a projected increase in low income housing tax credits for 2011. Additionally, the effective rate was impacted by the recognition of certain discrete items.

Financial Condition

Total assets were $4.1 billion at both September 30, 2011 and at December 31, 2010. The loan portfolio decreased $223.4 million from December 31, 2010, offset by an increase in interest-bearing amounts due from banks of $142.6 million and securities of $52.1 million. The decline in portfolio loans is a result of higher than expected loan pay-downs and soft loan demand. Total commercial loans decreased $188.9 million from December 31, 2010, including declines in commercial real estate of $79.8 million, commercial and industrial of $40.5 million and commercial construction of $68.6 million. Total consumer loans declined $34.5 million from December 31, 2010. Total deposits decreased $46.1 million from December 31, 2010, primarily due to a decrease in certificates of

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

deposit of $105.5 million, offset by an increase in noninterest demand deposits of $51.7 million. Total Shareholders’ Equity increased $25.0 million from December 31, 2010 primarily due to net income available to common shareholders of $30.3 million for the nine months ended September 30, 2011 and increased unrealized gains of $3.1 million related to the investment portfolio, offset by dividends paid to common shareholders of $12.6 million.

Securities Activity

(in thousands)	September 30, 2011	December 31, 2010	$ Change

Obligations of U.S. government corporations and agencies	$153,213	$125,675	$27,538
Collateralized mortgage obligations of U.S. government corporations and agencies	69,799	41,491	28,308
Mortgage-backed securities of U.S. government corporations and agencies	52,410	43,991	8,419
Obligations of states and political subdivisions	53,263	65,772	(12,509)

Debt Securities Available-for-Sale	328,685	276,929	51,756
Marketable equity securities (primarily bank stocks)	11,438	11,096	342

Total Securities Available-for-Sale, at Fair Value	$340,123	$288,025	$52,098

S&T invests in various securities in order to provide a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to S&T. Risks associated with various securities portfolios are managed and monitored by investment policies approved annually by S&T’s Board of Directors and administered by the ALCO and the Treasury function of S&T Bank. The net increase in securities of $52.1 million resulted from the reinvestment of a portion of the proceeds from loan principal pay-downs. The new investments in 2011 included purchases of $40.0 million in U.S. government agency bonds, $38.0 million in collateralized mortgage obligations of U.S. government corporations and agencies and $19.2 million in mortgage-backed securities. These additions to the securities portfolio were partially offset by $15.0 million in U.S. government agency bond calls, $13.4 million in municipal bond calls and maturities and $22.9 million in mortgage-backed security pay-downs. The remaining difference consisted of FHLB stock redemptions, unrealized gains and losses, and mark-to-market and impairment adjustments.

On a quarterly basis, management evaluates the securities portfolios for OTTI in accordance with the applicable accounting guidance for investments reported at fair value. An impairment charge of less than $0.2 million for equity securities was recorded in each of the nine month periods ending September 30, 2011 and 2010.

Loan Composition

	September 30, 2011		December 31, 2010
(in thousands)	Amount	% of Loans	Amount	% of Loans
Consumer
Home equity	$423,166	13.5%	$441,096	13.2%
Residential mortgage	350,619	11.2%	359,536	10.7%
Installment and other consumer	68,049	2.2%	74,780	2.2%
Construction	3,111	0.1%	4,019	0.1%

Total Consumer Loans	844,945	27.0%	879,431	26.2%

Commercial
Commercial real estate	1,414,398	45.1%	1,494,202	44.5%
Commercial and industrial	681,866	21.8%	722,359	21.5%
Construction	190,974	6.1%	259,598	7.8%

Total Commercial Loans	2,287,238	73.0%	2,476,159	73.8%

Total Portfolio Loans	3,132,183	100.0%	3,355,590	100.0%

Allowance for loan losses	(51,533)		(51,387)

Total Portfolio Loans, net	3,080,650		3,304,203
Loans Held for Sale	3,959		8,337

Total Loans	$3,084,609		$3,312,540

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

Total loans decreased by $227.9 million between December 31, 2010 and September 30, 2011, with the largest decline occurring in the commercial loan portfolio. Given the current economic environment and corresponding weak loan demand, the proceeds from commercial loan prepayments and pay-downs have not consistently been reinvested in new loans.

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

S&T also originates and prices loans for sale into the secondary market, primarily to Federal National Mortgage Association (“FNMA”). The rationale for these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. During the second quarter of 2011, S&T began to retain within the loan portfolio 10 and 15 year mortgages that had been priced and underwritten for sale in the secondary market. During the nine months ended September 30, 2011 and 2010, S&T sold $52.3 million and $65.1 million, respectively, of 1-4 family mortgages of which $48.6 and $65.1, respectively, were sold to FNMA. The decrease in loan sales over prior year is a result of the change in strategy to sell only longer term mortgages coupled with less refinance activity as many customers refinanced earlier in the cycle when rates declined. S&T currently services $333.0 million of secondary market mortgage loans for FNMA as of September 30, 2011 as compared to $293.3 million as of September 30, 2010. S&T intends to continue to sell longer-term loans to FNMA, especially during periods of lower interest rates.

Allowance for Loan Losses

S&T maintains an ALL at a level determined to be adequate to absorb estimated probable credit losses inherent in the loan portfolio as of the balance sheet date. Management reviews the adequacy of the allowance on a quarterly basis to ensure that the allowance level is appropriate based on a reasonable assessment of probable estimated losses. The methodology employed consists of several key elements. Management assesses various risks of the loan portfolio as a whole, as well as individual risks specific within each loan class. Management further evaluates risk by looking at key inherent risk differentiators, such as internally assigned risk ratings, as well as changes in these ratings. Management also monitors various credit quality indicators, including delinquency and performing vs nonperforming status. Each of these elements is discussed in greater detail below.

An inherent risk to the loan portfolio as a whole is the condition of the local economy. In addition, each loan class carries with it risks specific to the class. The CRE loan class, comprised of loans secured by commercial purpose real estate, has both collateral risk and cash flow risk, as well as risks based on the business prospects of the lessee if the property is not owner occupied. The C&I loan class is comprised of loans made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing. The collateral for this type of loan often does not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt, and aside from that risk, loan repayment based on cash flow from the operations of the company is generally dependent on the health of the company’s industry. The Commercial Construction class includes loans made to finance the construction or building of structures as well as to finance the acquisition and development of raw land for various purposes. While the risk of these loans is generally confined to the construction period, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. There are also various risks depending on the type of project and the experience and resources of the developer. The Consumer Real Estate class, comprised of loans secured by 1-4 family residences, looks to the income and assets of the borrower as the primary source of loan repayment, so both the local unemployment rate, as well as the state of the local housing market, have a significant impact on the risk determination. The Other Consumer loan class includes loans made to individuals that may be secured by assets other than 1-4 family residences, as well as unsecured loans. This class includes auto loans, unsecured lines and credit cards. The primary source of repayment for these loans is again the income and assets of the borrower, so the local unemployment rate once more is an important indicator of risk for this loan class. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.

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

Consumer unsecured loans and secured loans that are not real estate secured are evaluated for charge-off after the loan becomes 90 days past due. At that time, unsecured loans are fully charged-off and secured loans are charged-off to the estimated fair value of the collateral less the cost to sell. Consumer loans secured by real estate are evaluated for charge-off after the loan balance becomes 90 days past due and are charged down to the estimated fair value of the collateral less cost to sell.

The charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off in the month the loss becomes probable, regardless of the delinquency status of the loan. S&T may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the remaining investment in the loan. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:

•	The status of a bankruptcy proceeding
•	The value of collateral and probability of successful liquidation
•	The status of adverse proceedings or litigation that may result in collection

The components of the ALL as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011						December 31, 2010
(in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Allowance	Total Allowance

Allowance for loan losses:
For Loans individually evaluated for impairment	1,537	213	1,008	120	0	2,878	3,631
For Loans collectively evaluated for impairment	30,479	10,311	3,656	3,304	905	48,655	47,756

Total Allowance for Loan Losses	$32,016	$10,524	$4,664	$3,424	$905	$51,533	$51,387

	September 30, 2011	December 31, 2010

Ratio of net charge-offs to average loans outstanding (annualized)	0.54%	1.11%
Allowance for loan losses to total loans	1.64%	1.53%
Allowance for loan losses to nonperforming loans	87%	80%

The ALL at September 30, 2011 remained relatively flat, increasing only $0.1 to $51.5 million from $51.4 million at December 31, 2010. The small increase is comprised of a $0.9 million increase in the general reserve and $0.8 million decrease in the specific reserve. The $0.9 million increase in the general reserve is the result of a $5.3 million increase in the first quarter of 2011 due to the downgrade of a significant number of credits, primarily in the CRE portfolio, offset by second and third quarter decreases in the general reserve of $4.4 million related to decreases in historic loss rates and outstanding loan balances. The specific reserve decreased $0.8 million as a result of a $4.9 million increase in the first quarter of 2011, primarily attributable to two large relationships, offset by second and third quarter decreases totaling $5.7 million relating to charge-offs during the quarter, offset by additional specific reserves on impaired loans.

S&T’s allowance for lending-related commitments is computed using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for lending-related commitments through a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments decreased to $1.6 million at September 30, 2011 as compared to $2.7 million at December 31, 2010. Approximately $0.8 million of the decline related to an expense recognized in 2008 for a letter of credit that S&T was contractually obligated to fulfill. During the third quarter of 2011, the letter of credit was drawn upon and funded and a corresponding loan charge-off was recorded. The remainder of the decrease is related to a reduction in construction commitments. The volume of construction commitments has declined significantly as a result of the current economic environment.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets of the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following table represents nonperforming assets for the periods presented:

(in thousands)	September 30, 2011	December 31, 2010	$ Change

Nonaccrual Loans
Commercial real estate	$19,938	$14,674	$5,264
Commercial and industrial	6,003	2,567	3,436
Commercial construction	5,243	5,844	(601)
Home equity	3,095	1,433	1,662
Residential mortgage	2,640	5,996	(3,356)
Installment and other consumer	15	65	(50)
Consumer construction	181	525	(344)

Total Nonaccrual Loans	37,115	31,104	6,011

Nonaccrual TDRs
Commercial real estate	14,585	29,636	(15,051)
Commercial and industrial	0	1,000	(1,000)
Commercial construction	3,460	2,143	1,317
Residential mortgage	4,079	0	4,079

Total Nonaccrual TDRs	22,124	32,779	(10,655)

Total Nonperforming Loans	59,239	63,883	(4,644)

OREO	5,992	5,820	172

Total Nonperforming Assets	$65,231	$69,703	$(4,472)

Asset Quality Ratios:

Nonperforming loans as a percent of total loans	1.89%	1.90%
Nonperforming assets as a percent of total loans + OREO	2.08%	2.07%

S&T’s policy is to place loans in all categories on nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. Restructured loans or troubled debt restructuring (TDRs) can be returned to accruing status, if the following criteria are met: (1) the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and, (2) there is a period of satisfactory payment performance by the borrower either immediately before or after the restructuring of six months. There are no loans 90 days or more past due and still accruing.

TDRs are loans that S&T, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A concession is considered to have been granted if any of the following occur: a reduction of contractual interest rates below the market interest rate for new debt with similar characteristics, acceptance of other assets or an equity interest in the debtor in partial satisfaction of the debt, a reduction or forgiveness of principal, a reduction or forgiveness of accrued interest, a reduction or deferral of principal, or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. Once a loan is classified as a TDR, it retains both TDR and impaired loan status for the life of the loan, whether or not it has resumed accrual status, unless the restructuring was done at a market rate.

Deposits

(in thousands)	September 30, 2011	December 31, 2010	$ Change

Noninterest-bearing demand	$817,518	$765,812	$51,706
Interest-bearing demand	291,726	295,246	(3,520)
Money market	255,058	262,683	(7,625)
Savings	772,653	753,813	18,840
Certificates of deposit	1,134,476	1,239,970	(105,494)

Total Deposits	$3,271,431	$3,317,524	$(46,093)

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Deposits are a primary source of funds for S&T. Management believes that S&T’s core deposit base is stable and that it has the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. While total deposits at the end of the third quarter of 2011 were down $46.1 million compared to December 31, 2010, S&T’s core deposit base remained stable. The decline was driven by a decrease in brokered certificates of deposit. Non-brokered certificates of deposit of $100,000 and over were 11 percent and 12 percent of total deposits at September 30, 2011 and December 31, 2010, respectively, and primarily represent deposit relationships with local customers in our market area. S&T had $16.8 million and $63.0 million of brokered retail certificates of deposit, including the Certificate of Deposit Account Registry Services (“CDARS”) reciprocal deposits outstanding at September 30, 2011 and December 31, 2010, respectively.

S&T participates in the CDARS program. The reciprocal program allows S&T customers to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. S&T maintains deposits by accepting certificates of deposits from customers of CDARS member banks in the exact amount as S&T customers placed. S&T can also access the CDARS network to accept brokered certificates of deposit that are not part of the reciprocal CDARS program. As of September 30, 2011, CDARS certificates of deposit totaling $16.8 were reciprocal deposits. The issuance of brokered retail certificates of deposit and participation in the CDARS program is an ALCO strategy to increase and diversify funding sources.

Borrowings

(in thousands)	September 30, 2011	December 31, 2010	$ Change

Securities sold under repurchase agreements	$42,409	$40,653	$1,756
Long-term borrowings	32,319	29,365	2,954
Junior subordinated debt securities	90,619	90,619	0

Total Borrowings	$165,347	$160,637	$4,710

S&T has significant funds held at the Federal Reserve and given current weak loan demand and sufficient liquidity does not have a need at this time to borrow additional funds. Additional funds of $4.2 million were borrowed in the second quarter of 2011 from the FHLB to support a long-term investment in low income housing partnerships.

Liquidity and Capital Resources

Liquidity refers to the ability to satisfy the financial needs of depositors who want to withdraw funds, or of borrowers needing to access funds to meet their credit needs. The ALCO is responsible for establishing and monitoring liquidity guidelines, policies and procedures.

The principal sources of asset liquidity are cash and due from banks, interest-earning deposits with banks, federal funds sold, unpledged securities available-for-sale, maturing and amortizing loans and earnings. Liability liquidity sources include a stable core deposit base, the ability to renew maturing certificates of deposit, borrowing availability at the FHLB of Pittsburgh (“FHLB”), fed funds lines with other financial institutions, access to the brokered certificates of deposit market including CDARS, and the ability to raise debt and equity. A stable core and certificates of deposit base provided by S&T customers is an important source of liquidity. A stable deposit base is achieved by maintaining a strong capital position and the protection provided by FDIC insurance. ALCO uses a variety of methods to monitor the liquidity position of S&T. These include a liquidity gap, which measures potential sources and uses of funds over future time periods out to one year. Policy guidelines require S&T to maintain a positive liquidity gap, meaning sources greater than uses, in the 30 day time period. In addition, ratios including net noncore funding dependence, net loans and standby letters of credit to assets, and net loans to deposits are reviewed and monitored. ALCO also performs contingency funding analyses to determine S&T’s ability to meet potential liquidity needs under stress scenarios that cover varying time horizons ranging from immediate to long-term. Policy guidelines require coverage ratios of potential sources greater than uses depending on the scenario and time horizon.

Shareholders’ equity increased $25.0 million to $603.7 million at September 30, 2011 as compared to $578.7 million at December 31, 2010. During the nine months ended September 30, 2011, S&T generated net income of $35.0 million and recognized $3.9 million of unrealized gains on securities available-for-sale, which are included in other comprehensive income. These increases to shareholders’ equity were offset by the payment of dividends of $4.1 million and $12.6 million to preferred and common shareholders, respectively. S&T sold treasury shares which resulted in a net increase in shareholders equity of $1.5 million. Other increases to shareholders’ equity included a $0.4 million adjustment to the funded status of S&T’s employee benefit plan and the $0.8 million impact of issuing restricted shares under stock-based compensation plans.

Management believes that the bank has sufficient asset and liability liquidity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity. Management believes that S&T has the ability to raise additional debt or equity, if necessary.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following summarizes risk-based capital amounts and ratios for S&T Bancorp, Inc. and S&T Bank:

(dollars in thousands)	Adequately Capitalized (1)	Well- Capitalized (2)	September 30, 2011		December 31, 2010
			Amount	Ratio	Amount	Ratio

S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$457,235	11.80%	$435,823	11.07%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	457,235	14.95%	435,823	13.28%
Total capital to risk-weighted assets	8.00%	10.00%	566,230	18.51%	547,336	16.68%

S&T Bank
Tier 1 leverage	4.00%	5.00%	$313,259	8.12%	$294,113	7.50%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	313,259	10.30%	294,113	9.02%
Total capital to risk-weighted assets	8.00%	10.00%	421,519	13.87%	405,049	12.42%

(1) For an institution to qualify as “adequately capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 8 percent, 8 percent and 4 percent respectively. At September 30, 2011, S&T exceeded those requirements.

(2) For an institution to qualify as “well capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10 percent, 6 percent and 5 percent respectively. At September 30, 2011, S&T exceeded those requirements.

In August 2009, S&T filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $300 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. S&T may use the proceeds from the sale of its securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to its subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2011, S&T had not issued any securities pursuant to the shelf registration statement.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ALCO monitors and manages interest rate sensitivity through gap, rate shock analyses, simulations and economic value of equity in order to avoid unacceptable earnings fluctuations due to interest rate changes. S&T’s gap model includes certain management assumptions based upon past experience and the expected behavior of customers. The assumptions include principal prepayments for fixed rate loans, collateralized mortgage obligations, and mortgage-backed securities and classifying the demand, savings and money market balances by degree of interest rate sensitivity.

The gap and cumulative gap represent the net position of assets and liabilities subject to repricing in specific time periods, as measured by a ratio of rate sensitive assets to rate sensitive liabilities. The table below shows the amount and timing of repricing assets and liabilities as of September 30, 2011.

	GAP
(in thousands)	1-6 Months	7-12 Months	13-24 Months	>2 Years

Repricing Assets:
Cash and due from banks and interest-bearing deposits with banks	$203,898	$0	$0	$58,508
Securities available-for-sale	40,068	48,526	53,961	197,568
Federal Home Loan Bank stock, at cost	0	0	0	19,175
Loans, net	1,485,894	271,275	465,997	861,443
Other assets	0	0	0	385,657

Total Assets	$1,729,860	$319,801	$519,958	$1,522,351

Repricing Liabilities:
Noninterest-bearing demand	$0	$0	$0	$817,518
Interest-bearing demand	36,466	36,466	72,932	145,862
Money market	255,058	0	0	0
Savings	509,831	37,546	75,092	150,184
Certificates of deposit	378,635	312,537	244,727	198,577
Securities sold under repurchase agreements and short-term borrowings	42,409	0	0	0
Long-term borrowings and junior subordinated debt securities	94,612	909	11,868	15,549
Other liabilities and shareholders’ equity	0	0	0	655,192

Total Liabilities and Shareholders’ Equity	1,317,011	387,458	404,619	1,982,882

GAP	412,849	(67,657)	115,339	(460,531)

Cumulative GAP	$412,849	$345,192	$460,531	$0

Rate Sensitive Assets / Rate Sensitive Liabilities	September 30, 2011	December 31, 2010

Cumulative 6 Months	1.31	1.25
Cumulative 12 Months	1.20	1.18

S&T’s one-year repricing gap at September 30, 2011 indicates an asset sensitive position. This means that more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive position will differ depending upon the change in market interest rates. For example, with an asset sensitive position in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in interest rate spreads, net interest income and operating income. Conversely, with an asset sensitive position in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in interest rate spreads, net interest income and operating income.

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

The table below shows the percent change to pretax net interest income with a rate shock of +/- 300 basis points.

	+300 bps	-300 bps

September 30, 2011	14.32%	(9.05)%
December 31, 2010	11.67%	(10.76)%

S&T BANCORP, INC. AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – continued

The impact to pretax net interest income in the +/-300 basis point rate shocks for September 30, 2011 is consistent with having an asset sensitive balance sheet. Both September 30, 2011 rate shock results have improved in comparison to those of December 31, 2010. The +300 results have improved due to a shift in the asset mix from loans with varying repricing ability to immediately repricing excess funds at the Federal Reserve. The -300 results have improved because a flattened yield curve has caused more loans to reprice to their floors, mitigating any further downward repricing.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Removed and Reserved

Item 5. Other Information

Not Applicable

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of September 14, 2011, between S&T Bancorp, Inc. and Mainline Bancorp, Inc. incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on September 16, 2011.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Unaudited Consolidated Statements of Income for the Three and Nine Months ended September 30, 2011 and 2010, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months ended September 30, 2011 and 2010 and (iv) Unaudited Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010 and (iv) Notes to Unaudited Consolidated Financial Statements (tagged as blocks of text).*

*	This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: November 4, 2011	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)