Form 10-Q
period 2012-03-31
S&T BANCORP INC
filed 2012-05-10
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common Stock, $2.50 Par Value - 28,913,220 shares as of April 30, 2012

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
(in thousands, except share and per share data)	(Unaudited)	(Audited)

ASSETS
Cash and due from banks, including interest-bearing deposits of $332,852 and $208,854 at March 31, 2012 and December 31, 2011, respectively	$386,640	$270,526
Securities available-for-sale, at fair value	364,056	357,596
Loans held for sale	3,663	2,850
Portfolio loans, net of unearned income of $542 and $715 at March 31, 2012 and December 31, 2011, respectively	3,197,780	3,129,759
Allowance for loan losses	(47,827)	(48,841)

Portfolio loans, net	3,149,953	3,080,918

Bank owned life insurance	60,287	56,755
Premises and equipment, net	39,979	37,755
Federal Home Loan Bank stock, at cost	18,778	18,216
Goodwill	171,395	165,273
Other intangibles, net	6,202	5,728
Other assets	130,022	124,377

Total Assets	$4,330,975	$4,119,994

LIABILITIES
Deposits:
Noninterest-bearing demand	$860,108	$818,686
Interest-bearing demand	306,400	283,611
Money market	291,245	278,092
Savings	882,675	802,942
Certificates of deposit	1,181,927	1,152,528

Total Deposits	3,522,355	3,335,859

Securities sold under repurchase agreements	40,638	30,370
Short-term borrowings	75,000	75,000
Long-term borrowings	31,426	31,874
Junior subordinated debt securities	90,619	90,619
Other liabilities	66,519	65,746

Total Liabilities	3,826,557	3,629,468

SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—30,387,313 shares at March 31, 2012 and 29,714,038 shares at December 31, 2011 Outstanding—28,873,043 shares at March 31, 2012 and 28,131,249 shares at December 31, 2011	75,968	74,285
Additional paid-in capital	65,116	52,637
Retained earnings	419,263	421,468
Accumulated other comprehensive loss	(14,086)	(14,108)
Treasury stock (1,514,270 shares and 1,582,789 shares at March 31, 2012 and December 31, 2011, respectively, at cost)	(41,843)	(43,756)

Total Shareholders’ Equity	504,418	490,526

Total Liabilities and Shareholders’ Equity	$4,330,975	$4,119,994

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011

INTEREST INCOME
Loans, including fees	$36,337	$39,649
Investment Securities:
Taxable	1,944	1,843
Tax-exempt	753	598
Dividends	106	102

Total Interest Income	39,140	42,192

INTEREST EXPENSE
Deposits	4,751	6,062
Borrowings and junior subordinated debt securities	1,068	1,258

Total Interest Expense	5,819	7,320

NET INTEREST INCOME	33,321	34,872
Provision for loan losses	9,272	10,640

Net Interest Income After Provision for Loan Losses	24,049	24,232

NONINTEREST INCOME
Securities gains, net	840	13
Debit and credit card fees	2,667	2,645
Wealth management fees	2,419	2,050
Service charges on deposit accounts	2,408	2,285
Insurance fees	2,212	2,132
Mortgage banking	671	625
Other	1,852	1,276

Total Noninterest Income	13,069	11,026

NONINTEREST EXPENSE
Salaries and employee benefits	16,472	13,320
Data processing	3,240	1,504
Professional services and legal	1,900	1,588
Net occupancy	1,784	1,857
Furniture and equipment	1,238	1,177
Joint venture amortization	894	740
Other taxes	774	902
Marketing	742	601
FDIC assessment	608	1,226
Other	5,131	4,534

Total Noninterest Expense	32,783	27,449

Income Before Taxes	4,335	7,809
Provision for income taxes	855	1,514

Net Income	3,480	6,295
Preferred stock dividends and discount amortization	—	1,555

Net Income Available to Common Shareholders	$3,480	$4,740

Earnings per common share—basic	$0.12	$0.17
Earnings per common share—diluted	0.12	0.17
Dividends declared per common share	0.15	0.15

Comprehensive Income	$3,502	$6,240

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at January 1, 2011		$106,137	$74,285	$51,570	$401,734	$(6,334)	$(48,727)	$578,665
Net income for three months ended March 31, 2011	$6,295				6,295			6,295

Other Comprehensive Income, Net of Tax
Change in unrealized gains on securities available for sale, net of tax of $98	(183)					(183)		(183)
Reclassification adjustment for net gains/losses on securities available-for-sale included in net income, net of tax of $5	(8)					(8)		(8)
Adjustment to funded status of employee benefit plans, net of tax of $73	136					136		136

Total Comprehensive Income	$6,240

Preferred stock dividends and discount amortization		196			(1,555)			(1,359)
Cash dividends declared ($0.15 per share)					(4,193)			(4,193)
Treasury stock issued (83,605 shares)					(1,780)		2,312	532
Recognition of restricted stock compensation expense				267				267
Forfeitures of restricted stock (1,537 shares)							(37)	(37)

Balance at March 31, 2011		$106,333	$74,285	$51,837	$400,501	$(6,389)	$(46,452)	$580,115

Balance at January 1, 2012		$—	$74,285	$52,637	$421,468	$(14,108)	$(43,756)	$490,526
Net income for three months ended March 31, 2012	$3,480				3,480			3,480

Other Comprehensive Income, Net of Tax
Change in unrealized gains on securities available-for-sale, net of tax of $120	223					223		223
Reclassification adjustment for net gains on securities available-for-sale included in net income, net of tax of $307	(570)					(570)		(570)
Adjustment to funded status of employee benefit plans, net of tax of $199	369					369		369

Total Comprehensive Income	$3,502

Cash dividends declared ($0.15 per share)					(4,220)			(4,220)
Common stock issued in acquisition (673,275 shares)			1,683	12,430				14,113
Treasury stock issued (70,999 shares)					(1,465)		1,962	497
Recognition of restricted stock compensation expense				74				74
Tax expense from stock-based compensation				(25)				(25)
Forfeitures of restricted stock (2,480 shares)							(49)	(49)

Balance at March 31, 2012		$—	$75,968	$65,116	$419,263	$(14,086)	$(41,843)	$504,418

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011

OPERATING ACTIVITIES
Net income	$3,480	$6,295
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,272	10,640
Provision for unfunded loan commitments	252	265
Depreciation and amortization	1,507	1,465
Net amortization of discounts and premiums	457	318
Stock-based compensation expense	108	181
Securities gains, net	(840)	(13)
Deferred income taxes	646	(2,042)
Tax expense from stock-based compensation	25	—
Mortgage loans originated for sale	(19,019)	(23,109)
Proceeds from the sale of loans	18,468	29,510
Gain on the sale of loans, net	(263)	(369)
Net decrease (increase) in interest receivable	637	(54)
Net (decrease) increase in interest payable	(65)	160
Net decrease in other assets	2,408	753
Net decrease in other liabilities	(852)	(11,442)

Net Cash Provided by Operating Activities	16,221	12,558

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(12,168)	(56,127)
Proceeds from maturities, prepayments and calls of securities available-for-sale	19,211	13,065
Proceeds from sales of securities available-for-sale	58,242	70
Proceeds from the redemption of Federal Home Loan Bank stock	911	—
Net decrease in loans	50,569	50,965
Purchases of premises and equipment	(919)	(613)
Proceeds from the sale of premises and equipment	7	253
Payment for purchase of Mainline, net of acquired cash	4,517	—

Net Cash Provided by Investing Activities	120,370	7,613

FINANCING ACTIVITIES
Net increase in core deposits	48,639	6,991
Net decrease in certificates of deposit	(68,141)	(18,708)
Net increase (decrease) in securities sold under repurchase agreements and federal funds purchased	10,268	(2,384)
Repayments of long-term borrowings	(7,446)	(391)
Purchase of treasury shares	(49)	—
Sale of treasury shares	497	532
Preferred stock dividends	—	(1,359)
Cash dividends paid to common shareholders	(4,220)	(4,193)
Tax (expense) benefit from stock-based compensation	(25)	—

Net Cash Used in Financing Activities	(20,477)	(19,512)

Net increase in cash and cash equivalents	116,114	659
Cash and cash equivalents at beginning of period	270,526	108,196

Cash and Cash Equivalents at End of Period	$386,640	$108,855

Supplemental Disclosures
Interest paid	$5,885	$7,159
Income taxes paid (1)	—	—
Net assets acquired from Mainline, excluding cash and cash equivalents	3,846	—
Transfers to other real estate owned and other repossessed assets	$264	$2,677

(1) There were no taxes paid during either of the quarters presented above due to the carry forward of prior year overpayments.

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Principals of Consolidation

The interim Consolidated Financial Statements include the accounts of S&T Bancorp, Inc., or S&T, and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments of 20 percent to 50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting.

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly S&T’s financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

Reclassification

Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation. The reclassifications had no significant effect on our results of operations or financial condition.

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

Recently Adopted Accounting Standards Updates

Presentation of Comprehensive Income

In December 2011, the FASB issued ASU No. 2011-12, which supersedes certain pending paragraphs in ASU No. 2011-05. It effectively defers changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. This amendment is effective at the same time as the amendments in ASU No. 2011-05. It should be applied retrospectively and is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU has only impacted our presentation of comprehensive income and has not had an impact on our results of operations or financial position.

Testing Goodwill for Impairment

In September 2011, the FASB issued ASU No. 2011-08, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that its fair value is less than its carrying amount, it need not perform the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU has not had a material impact on our results of operations or financial position.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION – continued

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, the provisions of which allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 permits companies to present in the annual period the comprehensive income components in a single continuous statement or two consecutive statements and to present in the interim periods only the total for comprehensive income in a single continuous statement or two consecutive statements. We have elected this option in a single continuous statement format for interim periods. ASU 2011-05 should be applied retrospectively and is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU has only impacted our presentation of comprehensive income and has not had an impact on our results of operations or financial position.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued ASU No. 2011-04, which represents the convergence of the FASB’s and the IASB’s guidance on fair value measurement. ASU 2011-04 reflects the common requirements under U.S. GAAP and IFRS for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning for the term “fair value.” The new guidance does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP or IFRS. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13 Fair Value Measurement. A public company is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for a public company. The adoption of this ASU has impacted only disclosure requirements and did not have a material impact on our results of operations or financial position.

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued ASU No. 2011-03, which is intended to improve financial reporting of repurchase agreements, or repos, and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. When an entity enters into a typical repo arrangement, it transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Current guidance prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to a repo agreement. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. This ASU improves the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets and focuses the assessment on the transferor’s contractual rights. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU had no impact on our results of operations or financial position.

Recently Issued Accounting Standards Updates not yet Adopted

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU No. 2011-11, in conjunction with the IASB’s issuance of amendments to Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). The disclosure requirements apply to recognized financial instruments and derivative instruments that are offset or subject to an enforceable master netting arrangement. An entity shall disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position, including the effect or potential effect of rights of setoff associated with recognized assets and recognized liabilities. While both the FASB and the IASB retained the existing offsetting models under U.S. GAAP and IFRS, the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The adoption of this ASU is not expected to have a material impact on our results of operations or financial position.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. BUSINESS COMBINATION

On March 9, 2012, we completed the acquisition of 100 percent of the voting shares of Mainline Bancorp, Inc., or Mainline, located in Ebensburg, Pennsylvania, which was the sole shareholder of Mainline National Bank, in a nontaxable stock and cash transaction. The acquisition expanded our market share and footprint throughout Cambria and Blair Counties of Western Pennsylvania. Mainline shareholders were entitled to elect to receive for each share of Mainline common stock either $69.00 in cash or 3.6316 shares of S&T common stock. We paid $8.5 million in cash and issued 673,275 common shares at a fair value of $21.42 per share or $14.4 million to the former Mainline shareholders. The fair value of $21.42 per share of S&T common stock was based on the March 9, 2012 closing price. We also purchased Mainline’s preferred stock issued under the U.S. Treasury Capital Purchase Program, or CPP, for $4.7 million on March 9, 2012. The preferred stock was purchased and retired as part of the merger transaction.

The acquisition was accounted for under the acquisition method of accounting, and all transactions of Mainline since the acquisition date are included in our consolidated financial statements. The assets acquired and liabilities assumed were recorded at their respective fair values and represent management’s estimates based on available information.

Goodwill of $6.1 million was calculated as the excess of the consideration exchanged over the net identifiable assets acquired. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of S&T and Mainline. All of the goodwill was assigned to our Community Banking segment. The goodwill recognized will not be deductible for tax purposes.

The following table summarizes total consideration, assets acquired and liabilities assumed at March 9, 2012:

(in thousands)

Consideration Paid
Cash *	$13,246
Common stock	14,422
Fair value of previously held equity interest in Mainline Bancorp, Inc.	74

Fair Value of Total Consideration	$27,742

* Cash includes $4.7 million paid to U.S. Treasury to purchase Mainline’s preferred stock.

Fair Value of Assets Acquired
Cash and cash equivalents	$17,763
Securities and other investments	73,443
Loans	129,260
Premises and other equipment	2,280
Core deposit intangible	900
Other assets	12,586

Total Assets Acquired	$236,232
Fair Value of Liabilities Assumed
Deposits	205,989
Borrowings	6,997
Other liabilities	1,637

Total Liabilities Assumed	$214,623

Total Fair Value of Identifiable Net Assets	21,609

Goodwill	$6,133

Provisional amounts have been recorded for the fair values of loans, deposits and the core deposit intangible at March 31, 2012. Additional adjustments will be required to finalize the acquisition accounting for Mainline since only preliminary valuations were available at the time of this filing. The measurement period for the Mainline acquisition ends March 9, 2013.

Loans acquired in the Mainline acquisition were recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Loans acquired with evidence of credit quality deterioration were not significant. We acquired $132.3 million of gross loans and recognized a net combined yield and credit mark of $3.0 million.

Direct costs related to the Mainline acquisition were expensed as incurred. During the first quarter 2012, we recognized $3.9 million of one-time merger related expenses, including $1.6 million in data processing contract termination and conversion costs, $1.7 million in change of control and severance payments and $0.4 million in legal and professional expenses.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of basic earnings per share with that of diluted earnings per share for the periods presented:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2012	2011

Numerator for Earnings per Common Share—Basic:
Net income	$3,480	$6,295
Less: Preferred stock dividends and discount amortization	—	1,555
Less: Income allocated to participating shares	7	5

Net Income Allocated to Common Shareholders	$3,473	$4,735

Numerator for Earnings per Common Share—Diluted:
Net income	$3,480	$6,295
Less: Preferred stock dividends and discount amortization	—	1,555

Net Income Available to Common Shareholders	$3,480	$4,740

Denominators:
Weighted Average Common Shares Outstanding—Basic	28,257,450	27,936,723
Add: Dilutive potential common shares	15,119	20,279

Denominator for Treasury Stock Method—Diluted	28,272,569	27,957,002

Weighted Average Common Shares Outstanding—Basic	28,257,450	27,936,723
Add: Average participating shares outstanding	58,855	32,233

Denominator for Two-Class Method—Diluted	28,316,305	27,968,956

Earnings per common share—basic	$0.12	$0.17
Earnings per common share—diluted	$0.12	$0.17
Warrants considered anti-dilutive excluded from dilutive potential common shares	517,012	517,012
Stock options considered anti-dilutive excluded from dilutive potential common shares	739,282	746,435
Restricted stock considered anti-dilutive excluded from dilutive potential common shares	30,783	11,954

NOTE 4. FAIR VALUE MEASUREMENTS

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

NOTE 4. FAIR VALUE MEASUREMENTS – continued

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

Trading Assets

We use quoted market prices to determine the fair value of our trading assets. Our trading assets are held in a Rabbi Trust under a deferred compensation plan and are invested in readily quoted mutual funds. Accordingly, these assets are classified as Level 1. Trading assets are recorded in other assets in the Consolidated Balance Sheets.

Derivative Financial Instruments

We use derivative instruments including interest rate swaps for commercial loans with our customers, and we sell mortgage loans in the secondary market and enter into interest rate lock commitments. We calculate the fair value for derivatives using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity and uses observable market based inputs, such as interest rate curves and implied volatilities. Accordingly, derivatives are classified as Level 2.

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

NOTE 4. FAIR VALUE MEASUREMENTS – continued

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

Mortgage Servicing Rights

The fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. If the carrying value of MSRs exceeds fair value, they are considered impaired. As the valuation model includes significant unobservable inputs, MSRs are classified as Level 3 within the fair value hierarchy.

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

NOTE 4. FAIR VALUE MEASUREMENTS – continued

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

Short-Term Borrowings

The carrying amounts of securities sold under repurchase agreements, federal funds purchased and other short-term borrowings approximate their fair values.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at March 31, 2012 and December 31, 2011. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	March 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$—	$160,444	$—	$160,444
Collateralized mortgage obligations of U.S. government corporations and agencies	—	59,488	—	59,488
Mortgage-backed securities of U.S. government corporations and agencies	—	45,983	—	45,983
Obligations of states and political subdivisions	—	86,628	—	86,628
Marketable equity securities	1,717	7,931	1,865	11,513

Total securities available-for-sale	1,717	360,474	1,865	364,056
Trading securities held in a Rabbi Trust	2,633	—	—	2,633

Total securities	4,350	360,474	1,865	366,689
Derivative financial assets:
Interest rate swaps	—	22,532	—	22,532
Interest rate lock commitments	—	310	—	310

Total Assets	$4,350	$383,316	$1,865	$389,531

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$22,267	$—	$22,267
Forward sale contracts	—	26	—	26

Total Liabilities	$—	$22,293	$—	$22,293

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$—	$142,786	$—	$142,786
Collateralized mortgage obligations of U.S. government corporations and agencies	—	65,395	—	65,395
Mortgage-backed securities of U.S. government corporations and agencies	—	48,752	—	48,752
Obligations of states and political subdivisions	—	88,805	—	88,805
Marketable equity securities	2,855	7,316	1,687	11,858

Total securities available-for-sale	2,855	353,054	1,687	357,596
Trading securities held in a Rabbi Trust	1,949	—	—	1,949

Total securities	4,804	353,054	1,687	359,545
Derivative financial assets:
Interest rate swaps	—	23,764	—	23,764
Interest rate lock commitments	—	244	—	244

Total Assets	$4,804	$377,062	$1,687	$383,553

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$23,639	$—	$23,639
Forward sale contracts	—	95	—	95

Total Liabilities	$—	$23,734	$—	$23,734

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

We classify financial instruments in Level 3 when valuation models are used because significant inputs are not observable in the market. These valuation models are prepared by third-party pricing entities because these securities are not actively traded in the market. The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine the fair value for the periods presented:

	Three Months Ended March 31,
(in thousands)	2012(1)	2011(1)

Marketable equity security balance at beginning of period	$1,687	$1,588
Total gains included in other comprehensive income	38	68
Purchases	140	—
Transfers into (out of) Level 3	—	—

Marketable Equity Security Balance at End of Period	$1,865	$1,656

(1) Changes in estimated fair value of available-for-sale investments are recorded in accumulated other comprehensive income/loss, while realized gains and losses from sales are recorded in security gains (losses), net in the Consolidated Statements of Income.

There were no sales, issuances, or settlements of Level 3 financial instruments during the periods presented. Purchases of Level 3 financial instruments represent marketable equity securities acquired from our acquisition of Mainline. Additionally, there were no transfers of financial instruments into or out of Level 3 during the periods presented. Level 3 financial instruments measured on a recurring basis accounted for less than one percent of our assets measured at fair value on a recurring basis at both March 31, 2012 and December 31, 2011. There were no Level 3 liabilities measured at fair value on a recurring basis for either period.

We may be required to measure certain assets and liabilities on a nonrecurring basis. The following tables present our assets that are measured at estimated fair value on a nonrecurring basis by the fair value hierarchy level at March 31, 2012 and December 31, 2011. There were no liabilities measured at estimated fair value on a nonrecurring basis during these periods. At March 31, 2012 and December 31, 2011, we had no loans held for sale that were recorded at fair value.

	March 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Impaired loans	$—	$—	$46,387	$46,387
Other real estate owned	—	—	3,176	3,176
Mortgage servicing rights	—	—	2,201	2,201

Total Assets	$—	$—	$51,764	$51,764

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Impaired loans	$—	$—	$36,500	$36,500
Other real estate owned	—	—	3,739	3,739
Mortgage servicing rights	—	—	2,153	2,153

Total Assets	$—	$—	$42,392	$42,392

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at March 31, 2012 and December 31, 2011 are presented in the following tables:

		March 31, 2012
(in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3

ASSETS
Cash and due from banks, including interest-bearing deposits	$386,640	$386,640	$386,640	$—	$—
Securities available-for-sale	364,056	364,056	1,717	360,474	1,865
Loans held for sale	3,663	3,663	—	—	3,663
Portfolio loans	3,197,780	3,189,196	—	—	3,189,196
Federal Home Loan Bank stock, at cost	18,778	18,778	—	—	18,778
Bank owned life insurance	60,287	60,287	—	60,287	—
Trading securities held in a Rabbi Trust	2,633	2,633	2,633	—	—
Mortgage servicing rights	2,201	2,201	—	—	2,201
Interest rate swaps	22,532	22,532	—	22,532	—
Interest rate lock commitments	310	310	—	310	—

LIABILITIES
Deposits	$3,522,355	$3,531,696	$—	$—	$3,531,696
Securities sold under repurchase agreements	40,638	40,638	—	—	40,638
Short-term borrowings	75,000	75,000	—	—	75,000
Long-term borrowings	31,426	33,509	—	—	33,509
Junior subordinated debt securities	90,619	90,619	—	—	90,619
Interest rate swaps	22,267	22,267	—	22,267	—
Forward sale contracts	26	26	—	26	—

(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

		Fair Value Measurements at December 31, 2011
(in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3

ASSETS
Cash and due from banks, including interest-bearing deposits	$270,526	$270,526	$270,526	$—	$—
Securities available-for-sale	357,596	357,596	2,855	353,054	1,687
Loans held for sale	2,850	2,850	—	—	2,850
Portfolio loans	3,129,759	3,120,352	—	—	3,120,352
Federal Home Loan Bank stock, at cost	18,216	18,216	—	—	18,216
Bank owned life insurance	56,755	56,755	—	56,755	—
Trading securities held in a Rabbi Trust	1,949	1,949	1,949	—	—
Mortgage servicing rights	2,153	2,153	—	—	2,153
Interest rate swaps	23,764	23,764	—	23,764	—
Interest rate lock commitments	244	244	—	244	—

LIABILITIES
Deposits	$3,335,859	$3,343,889	$—	$—	$3,343,889
Securities sold under repurchase agreements	30,370	30,370	—	—	30,370
Short-term borrowings	75,000	75,000	—	—	75,000
Long-term borrowings	31,874	34,171	—	—	34,171
Junior subordinated debt securities	90,619	90,619	—	—	90,619
Interest rate swaps	23,639	23,639	—	23,639	—
Forward sale contracts	95	95	—	95	—

(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE

The following tables indicate the composition of the securities available-for-sale portfolio for the periods presented:

	March 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$156,392	$4,173	$(121)	$160,444
Collateralized mortgage obligations of U.S. government corporations and agencies	57,454	2,034	—	59,488
Mortgage-backed securities of U.S. government corporations and agencies	42,578	3,405	—	45,983
Obligations of states and political subdivisions	83,535	3,102	(9)	86,628

Debt Securities	339,959	12,714	(130)	352,543
Marketable equity securities	9,752	1,773	(12)	11,513

Total	$349,711	$14,487	$(142)	$364,056

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$138,386	$4,400	$ —	$142,786
Collateralized mortgage obligations of U.S. government corporations and agencies	63,202	2,193	—	65,395
Mortgage-backed securities of U.S. government corporations and agencies	45,289	3,463	—	48,752
Obligations of states and political subdivisions	85,689	3,128	(12)	88,805

Debt Securities	332,566	13,184	(12)	345,738
Marketable equity securities	10,152	2,179	(473)	11,858

Total	$342,718	$15,363	$(485)	$357,596

There were $0.9 million in gross realized gains and immaterial gross realized losses for the three months ended March 31, 2012. There were no significant gross realized gains or losses for the three months ended March 31, 2011. Realized gains and losses on the sale of securities are determined using the specific-identification method.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables present the fair value and the age of gross unrealized losses by investment category for the periods presented:

	March 31, 2012
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$13,034	$(121)	$—	$—	$13,034	$(121)
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	1,549	(9)	—	—	1,549	(9)

Debt Securities	14,583	(130)	—	—	14,583	(130)
Marketable equity securities	134	(12)	—	—	134	(12)

Total Temporarily Impaired Securities	$14,717	$(142)	$—	$—	$14,717	$(142)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	502	(8)	414	(4)	916	(12)

Debt Securities	502	(8)	414	(4)	916	(12)
Marketable equity securities	5,143	(473)	—	—	5,143	(473)

Total Temporarily Impaired Securities	$5,645	$(481)	$414	$(4)	$6,059	$(485)

We do not believe any individual unrealized loss as of March 31, 2012 represents an other than temporary impairment, or OTTI. We perform a review of our securities for OTTI on a quarterly basis to identify securities that may indicate an OTTI. Generally, we record an impairment charge when an equity security within the marketable equity securities portfolio has been in a loss position for 12 consecutive months, unless facts and circumstances suggest the need for an OTTI prior to that time. Our policy for recording an OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the length of time and the extent to which fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of a security recovering from any decline in fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the security prior to it recovering.

As of March 31, 2012, the unrealized losses on eight debt securities were primarily attributable to changes in interest rates. The unrealized losses on one marketable equity security as of March 31, 2012 was attributable to temporary declines in the market value of this stock. We do not intend to sell and it is not likely that we will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of their amortized cost.

Net unrealized gains of $9.3 million and $9.7 million were included in accumulated other comprehensive loss, net of tax, at March 31, 2012 and December 31, 2011, respectively. Gross unrealized gains, net of taxes, of $9.4 million and $10.0 million were netted against gross unrealized losses, net of taxes, of $0.1 million and $0.3 million, respectively, for these same periods.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

During the quarters ended March 31, 2012 and March 31, 2011, minimal unrealized losses were reclassified into earnings to record OTTI.

The amortized cost and fair value of available-for-sale securities at March 31, 2012 by contractual maturity, are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
(in thousands)	Amortized Cost	Fair Value

Obligations of U.S. government corporations and agencies, and obligations of states and political subdivisions

Due in one year or less	$5,947	$6,028
Due after one year through five years	143,013	147,039
Due after five years through ten years	30,757	31,731
Due after ten years	60,210	62,274

	239,927	247,072
Collateralized mortgage obligations of U.S. government corporations and agencies	57,454	59,488
Mortgage-backed securities of U.S. government corporations and agencies	42,578	45,983

Debt Securities	339,959	352,543
Marketable equity securities	9,752	11,513

Total	$349,711	$364,056

At March 31, 2012 and December 31, 2011, securities with carrying values of $218.3 million and $233.9 million, respectively, were pledged to secure repurchase agreements, public funds, trust fund deposits and as collateral for our interest rate swaps.

NOTE 6. LOANS AND LOANS HELD FOR SALE

The following table indicates the composition of the loans for the periods presented:

(in thousands)	March 31, 2012	December 31, 2011

Consumer
Home equity	$441,648	$411,404
Residential mortgage	382,884	358,846
Installment and other consumer	82,223	67,131
Consumer construction	2,211	2,440

Total Consumer Loans	908,966	839,821

Commercial
Commercial real estate	1,416,663	1,415,333
Commercial and industrial	703,112	685,753
Commercial construction	169,039	188,852

Total Commercial Loans	2,288,814	2,289,938

Total Portfolio Loans	3,197,780	3,129,759
Allowance for loan losses	(47,827)	(48,841)

Total Portfolio Loans, net	3,149,953	3,080,918
Loans held for sale	3,663	2,850

Total Loans, Net	$3,153,616	$3,083,768

We attempt to limit our exposure to credit risk by diversifying our loan portfolio and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by monitoring the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these classes. Total commercial loans represent 72 percent and 73 percent of total portfolio loans at March 31, 2012 and December 31, 2011, respectively. Within the commercial portfolio, the commercial real estate, or CRE and commercial construction portfolios combined comprise 69 percent of total commercial loans and 50 percent of total portfolio loans at March 31, 2012 and 70 percent of total commercial loans and 51 percent of total portfolio loans at December 31, 2011. Further segmentation of the CRE and commercial construction portfolios by industry and collateral type reveal no concentration in excess of 10 percent of total loans.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE – continued

The vast majority of both commercial and consumer loans are made to businesses and individuals in our Western Pennsylvania market, resulting in a geographic concentration. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Only the CRE and commercial construction portfolios combined have any significant out-of-state exposure, with 18 percent of the combined portfolio and 9 percent of total loans being out-of-state loans at March 31, 2012 and 19 percent of the combined portfolio and 10 percent of total loans being out-of-state loans at December 31, 2011. Management believes underwriting guidelines and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a troubled debt restructuring, or TDR. We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms generally include reductions in contractual interest rates, principal deferment and extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics. These modifications are generally for longer term periods that would not be considered insignificant. While unusual, there may be instances of loan principal forgiveness. We individually evaluate all substandard commercial loans that experienced a forbearance or change in terms agreement, as well as all substandard consumer and residential mortgage loans that entered into an agreement to modify their existing loan.

All TDRs are considered to be impaired loans and will be reported as impaired loans for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement. Further, all impaired loans are reported as nonaccrual loans unless the loan is a TDR that has met the requirements to be returned to accruing status. TDRs can be returned to accruing status, if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring. We did not return any TDRs to accruing status during the quarter ended March 31, 2012.

The following table summarizes the restructured loans for the periods presented:

	March 31, 2012			December 31, 2011
(in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs

Commercial real estate	$21,018	$11,333	$32,351	$22,284	$10,871	$33,155
Commercial and industrial	6,028	1,125	7,153	6,180	—	6,180
Commercial construction	12,822	5,126	17,948	19,682	2,943	22,625
Home equity	—	7	7	—	—	—
Residential mortgage	1,321	5,372	6,693	1,570	4,370	5,940

Total	$41,189	$22,963	$64,152	$49,716	$18,184	$67,900

There were no new TDRs in the quarter ended March 31, 2012; however, we acquired $1.7 million of TDRs from the acquisition of Mainline of which $1.5 million were nonperforming. We modified $4.9 million of commercial and industrial loans for financially troubled borrowers that were not considered to be TDRs. Modifications primarily represented insignificant delays in the timing of payments that were not considered to be concessions.

Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. During the quarter ended March 31, 2012 we had eight TDRs totaling $6.1 million default in addition to the two TDRs totaling $0.9 million that defaulted during 2011. No other TDRs that existed at March 31, 2012 have defaulted.

The following table is a summary of nonperforming assets for the periods presented:

(in thousands)	March 31, 2012	December 31, 2011

Nonperforming Assets
Nonaccrual loans	$41,540	$37,931
Nonaccrual TDRs	22,963	18,184

Total nonperforming loans	64,503	56,115
OREO	3,371	3,967

Total Nonperforming Assets	$67,874	$60,082

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE – continued

Other real estate owned, or OREO which is included in other assets in the Consolidated Balance Sheets consists of 18 properties with 1 property comprising $1.5 million or 43 percent of the balance. It is our policy to obtain OREO appraisals on an annual basis.

NOTE 7. ALLOWANCE FOR LOAN LOSSES

We maintain an allowance for loan losses, or ALL at a level determined to be adequate to absorb estimated probable credit losses inherent in the loan portfolio as of the balance sheet date. We develop and document a systematic ALL methodology based the following portfolio segments: 1) CRE, 2) Commercial & Industrial, or C&I, 3) Commercial Construction, 4) Consumer Real Estate and 5) Other Consumer. The following are key risks within each portfolio segment:

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

Commercial Construction—Loans made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes. While the risk of these loans is generally confined to the construction and absorption periods, if there are problems, the project may not be complete, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the age analysis of past due loans segregated by class of loans for the periods presented:

			March 31, 2012
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due	Total Loans

Commercial real estate	$1,372,888	$10,198	$ 761	$ 32,816	$43,775	$1,416,663
Commercial and industrial	688,135	6,234	474	8,269	14,977	703,112
Commercial construction	155,512	2,067	—	11,460	13,527	169,039
Home equity	436,800	1,110	248	3,490	4,848	441,648
Residential mortgage	372,770	1,753	101	8,260	10,114	382,884
Installment and other consumer	81,796	324	76	27	427	82,223
Consumer construction	1,812	218	—	181	399	2,211

Totals	$3,109,713	$21,904	$1,660	$64,503	$88,067	$3,197,780

			December 31, 2011
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due	Total Loans

Commercial real estate	$1,374,580	$ 7,657	$ 1,448	$ 31,648	$40,753	$1,415,333
Commercial and industrial	672,899	3,583	1,701	7,570	12,854	685,753
Commercial construction	182,305	—	—	6,547	6,547	188,852
Home equity	405,578	2,199	691	2,936	5,826	411,404
Residential mortgage	349,214	1,240	1,163	7,229	9,632	358,846
Installment and other consumer	66,675	382	70	4	456	67,131
Consumer construction	2,259	—	—	181	181	2,440

Totals	$3,053,510	$15,061	$5,073	$56,115	$76,249	$3,129,759

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

Pass —The loan is currently performing and is of high quality.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings for the periods presented:

	March 31, 2012
(in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total

Pass	$1,244,497	87.9	$613,393	87.2	$122,277	72.3	$1,980,167	86.5
Special mention	71,342	5.0	34,295	4.9	14,135	8.4	119,772	5.2
Substandard	100,824	7.1	55,424	7.9	32,627	19.3	188,875	8.3

Total	$1,416,663	100.0	$703,112	100.0	$169,039	100.0	$2,288,814	100.0

	December 31, 2011
(in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total

Pass	$1,229,005	86.8	$600,895	87.6	$136,270	72.1	$1,966,170	85.9
Special mention	84,400	6.0	33,135	4.8	17,106	9.1	134,641	5.9
Substandard	101,928	7.2	51,723	7.6	35,476	18.8	189,127	8.2

Total	$1,415,333	100.0	$685,753	100.0	$188,852	100.0	$2,289,938	100.0

We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.

The following tables indicate the recorded investment in consumer loan classes by performing and nonperforming status for the periods presented:

	March 31, 2012
(in thousands)	Home Equity	Residential Mortgage	Installment and other consumer	Consumer Construction	Total

Performing	$438,158	$374,624	$82,196	$2,030	$897,008
Nonperforming	3,490	8,260	27	181	11,958

Total	$441,648	$382,884	$82,223	$2,211	$908,966

	December 31, 2011
(in thousands)	Home Equity	Residential Mortgage	Installment and other consumer	Consumer Construction	Total

Performing	$408,468	$351,617	$67,127	$2,259	$829,471
Nonperforming	2,936	7,229	4	181	10,350

Total	$411,404	$358,846	$67,131	$2,440	$839,821

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present investments in loans considered to be impaired and related information on those impaired loans for the periods presented:

	March 31, 2012			Three Months Ended March 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$4,521	$4,748	$887	$4,538	$44
Commercial and industrial	3,736	3,736	1,085	3,746	5
Commercial construction	7,898	8,398	4,075	8,541	33
Consumer real estate	—	—	—	—	—

Total with a Related Allowance Recorded	16,155	16,882	6,047	16,825	$82

Without a related allowance recorded:
Commercial real estate	44,964	54,067	—	47,340	310
Commercial and industrial	8,823	9,011	—	7,983	35
Commercial construction	16,385	21,511	—	21,114	148
Consumer real estate	6,700	7,310	—	6,650	21

Total without a Related Allowance Recorded	76,872	91,899	—	83,087	514

Total:
Commercial real estate	49,485	58,815	887	51,878	354
Commercial and industrial	12,559	12,747	1,085	11,729	40
Commercial construction	24,283	29,909	4,075	29,655	181
Consumer real estate	6,700	7,310	—	6,650	21

Total	$93,027	$108,781	$6,047	$99,912	$596

As of March 31, 2012, commercial real estate loans of $49.5 million comprised 53 percent of the total impaired loans of $93.0 million. These impaired loans are collateralized primarily by commercial real estate properties such as retail or strip malls, office buildings, hotels and various other types of commercial purpose properties. These loans are generally considered collateral dependent and charge-offs are recorded when a confirmed loss exists. Approximately $11.9 million of charge-offs have been recorded relating to these commercial real estate loans over the life of these loans. It is our policy to order appraisals on an annual basis on impaired loans or sooner if facts and circumstances warrant otherwise. As of March 31, 2012, an estimated fair value less cost to sell of approximately $62.9 million existed for commercial real estate impaired loans. We have current appraisals on all but $3.6 million of the $49.5 million of impaired loans. The $3.6 million have appraisals that are currently on order.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

	December 31, 2011			Year Ended December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$9,049	$9,276	$3,487	$12,045	$320
Commercial and industrial	4,207	4,207	1,116	3,497	77
Commercial construction	1,975	1,975	942	3,326	4
Consumer real estate	—	—	—	173	—

Total with a Related Allowance Recorded	15,231	15,458	5,545	19,041	401

Without a related allowance recorded:
Commercial real estate	41,058	47,874	—	34,965	1,415
Commercial and industrial	7,784	7,784	—	4,128	132
Commercial construction	24,024	24,375	—	8,856	496
Consumer real estate	5,939	6,545	—	2,617	195

Total without a Related Allowance Recorded	78,805	86,578	—	50,566	2,238

Total:
Commercial real estate	50,107	57,150	3,487	47,010	1,735
Commercial and industrial	11,991	11,991	1,116	7,625	209
Commercial construction	25,999	26,350	942	12,182	500
Consumer real estate	5,939	6,545	—	2,790	195

Total	$94,036	$102,036	$5,545	$69,607	$2,639

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended March 31, 2012
(in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$29,804	$11,274	$3,703	$3,166	$894	$48,841
Charge-offs	(3,110)	(1,497)	(5,275)	(513)	(260)	(10,655)
Recoveries	36	104	99	49	81	369

Net (Charge-offs)/ Recoveries	(3,074)	(1,393)	(5,176)	(464)	(179)	(10,286)

Provision for loan losses	(2,433)	1,983	9,157	460	105	9,272

Balance at End of Period	$24,297	$11,864	$7,684	$3,162	$820	$47,827

	Three Months Ended March 31, 2011
(in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$30,425	$9,777	$5,904	$3,962	$1,319	$51,387
Charge-offs	(464)	(272)	(673)	(924)	(207)	(2,540)
Recoveries	524	95	711	746	100	2,176

Net (Charge-offs)/ Recoveries	60	(177)	38	(178)	(107)	(364)

Provision for loan losses	9,201	1,091	922	(558)	(16)	10,640

Balance at End of Period	$39,686	$10,691	$6,864	$3,226	$1,196	$61,663

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the ALL and recorded investments in loans by category for the periods presented:

	March 31, 2012
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$887	$23,410	$24,297	$49,485	$1,367,178	$1,416,663
Commercial and industrial	1,085	10,779	11,864	12,559	690,553	703,112
Commercial construction	4,075	3,609	7,684	24,283	144,756	169,039
Consumer real estate	—	3,162	3,162	6,700	820,043	826,743
Other consumer	—	820	820	—	82,223	82,223

Total	$6,047	$41,780	$47,827	$93,027	$3,104,753	$3,197,780

	December 31, 2011
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$3,487	$26,317	$29,804	$50,107	$1,365,226	$1,415,333
Commercial and industrial	1,116	10,158	11,274	11,991	673,762	685,753
Commercial construction	942	2,761	3,703	25,999	162,853	188,852
Consumer real estate	—	3,166	3,166	5,939	766,751	772,690
Other consumer	—	894	894	—	67,131	67,131

Total	$5,545	$43,296	$48,841	$94,036	$3,035,723	$3,129,759

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

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

The following table indicates the amounts representing the value of derivative assets and derivative liabilities for the periods presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(in thousands)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Derivatives not Designated as Hedging Instruments
Interest Rate Swaps-Commercial Loans
Fair value	$22,532	$23,764	$22,267	$23,639
Notional amount	192,154	189,868	192,154	189,868
Collateral posted	—	—	17,981	20,273
Interest Rate Lock Commitments-Mortgage Loans
Fair value	310	244	—	—
Notional amount	10,550	7,093	—	—
Forward Sale Contracts-Mortgage Loans
Fair value	—	—	26	95
Notional amount	—	—	12,275	7,729

The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011

Derivatives not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	$140	$(100)
Interest rate lock commitments - mortgage loans	66	27
Forward sale contracts - mortgage loans	69	(460)

Total Derivative Gain (Loss)	$275	$(533)

NOTE 9. BORROWINGS

Short-term borrowings are for terms under one year and are comprised of retail repurchase agreements, or REPOs, federal funds purchased and Federal Home Loan Bank, or FHLB advances. We define repurchase agreements with our local retail customers as retail REPOs. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. Federal funds purchased are unsecured overnight borrowings with other financial institutions. FHLB advances are for various terms secured by a blanket lien on residential mortgages and other real estate secured loans.

The following is a summary of short-term debt for the periods presented:

(in thousands)	March 31, 2012	December 31, 2011

Securities sold under repurchase agreements, retail	$40,638	$30,370
Federal Home Loan Bank advances	75,000	75,000

Total	$115,638	$105,370

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. BORROWINGS – continued

In addition, we currently have a $5.0 million line of credit with S&T Bank secured by investments of another subsidiary of S&T. The line of credit has a variable rate based upon prime and is payable on demand. There were no funds drawn from this line of credit as of March 31, 2012 and December 31, 2011.

Long-term debt instruments are for original terms greater than one year and may be comprised of wholesale REPOs, FHLB advances and junior subordinated debt securities. Long-term REPOs and FHLB advances have the same collateral requirements as their short-term equivalents.

The following is a summary of long-term debt for the periods presented:

(in thousands)	March 31, 2012	December 31, 2011

Long-term borrowings	$31,426	$31,874
Junior subordinated debt securities	90,619	90,619

Total	$122,045	$122,493

We had total long-term debt outstanding of $28.1 million at a fixed rate and $93.7 million at a variable rate at March 31, 2012, excluding a capital lease of $0.2 million that is included in long-term borrowings.

We had total borrowings at March 31, 2012 and December 31, 2011 at the FHLB of Pittsburgh of $106.2 million and $106.6 million, respectively. This consisted of $31.2 million in long term borrowings and $75.0 million in short-term borrowings at the end of the current period. At March 31, 2012, we had a maximum borrowing capacity of $1.2 billion with the FHLB of Pittsburgh.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event a customer does not satisfy the terms of their agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $1.4 million at March 31, 2012 and $1.2 million at December 31, 2011. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

The following table sets forth the commitments and letters of credit for the periods presented:

(in thousands)	March 31, 2012	December 31, 2011

Commitments to extend credit	$869,942	$816,160
Standby letters of credit	111,067	119,576

Total	$981,009	$935,736

Litigation

In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims will not have a material adverse effect on our consolidated financial position.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 11. EMPLOYEE BENEFITS

We maintain a defined benefit pension plan, or Plan, covering substantially all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future. At this time, the Bank is not required to make a cash contribution to the Plan in 2012; however, the Bank contributed $5.0 million to the Plan in December 2011. The expected long-term rate of return on plan assets is 8.00 percent. Changes to the Plan have been approved and were implemented January 1, 2012. These changes include a lump sum distribution option for active participants and the eventual elimination of the Pension Purchase Option.

The following table summarizes the components of net periodic pension cost and other changes in plan assets and benefit obligation recognized in other comprehensive gain/loss for the periods presented:

	Three Months Ended March 31,
(in thousands)	2012	2011

Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$727	$654
Interest cost on projected benefit obligation	1,076	1,043
Expected return on plan assets	(1,404)	(1,344)
Amortization of prior service cost (credit)	(32)	(2)
Recognized net actuarial loss	570	187

Net Periodic Pension Expense	$937	$538

NOTE 12. CAPITAL PURCHASE PROGRAM

On December 7, 2011 we redeemed all of the $108.7 million, or 108,676 shares, of Series A Preferred Stock issued on January 16, 2009 in conjunction with our participation in the Capital Purchase Program, or CPP. Upon redemption, a one-time non-cash reduction to net income available to common shareholders of $1.8 million, or $0.06 per common share, was recorded for the remaining unamortized discount of the preferred stock.

As part of its original purchase of the Series A Preferred Stock, the U.S. Treasury received a warrant to purchase 517,012 shares of our common stock at an initial per share exercise price of $31.53. The warrant provides for the adjustment of the exercise price and the number of shares of our common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon splits or distributions of securities or other assets to holders of our common stock and upon certain issuances of our common stock at or below a specified price relative to the initial exercise price.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 13. SEGMENTS

We operate three reportable operating segments including Community Banking, Insurance and Wealth Management.

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

The following represents total assets by reportable operating segment for the periods presented:

(in thousands)	March 31, 2012	December 31, 2011

Community Banking	$4,320,705	$4,110,462
Insurance	9,038	8,192
Wealth Management	1,232	1,340

Total Assets	$4,330,975	$4,119,994

The following tables provide financial information for our three segments for the three months ended March 31, 2012 and 2011. The financial results of the business segments include allocations for shared services based on an internal analysis that supports line of business and branch performance measurement. Shared services include expenses such as employee benefits, occupancy expense, computer support and other corporate overhead. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

	Three Months Ended March 31, 2012
(in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$39,101	$—	$102	$(63)	$39,140
Interest expense	5,895	—	—	(76)	5,819

Net interest income (expense)	33,206	—	102	13	33,321
Provision for loan losses	9,272	—	—	—	9,272
Noninterest income	8,828	1,421	2,412	408	13,069
Noninterest expense	26,278	1,453	2,362	1,296	31,389
Depreciation expense	948	13	7	—	968
Amortization of intangible assets	397	13	16	—	426
Provision (benefit) for income taxes	1,681	(21)	70	(875)	855

Net Income (Loss)	$3,458	$(37)	$59	$—	$3,480

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 13. SEGMENTS – continued

	Three Months Ended March 31, 2011
(in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$42,141	$—	$92	$(41)	$42,192
Interest expense	7,325	73	—	(78)	7,320

Net interest income (expense)	34,816	(73)	92	37	34,872
Provision for loan losses	10,640	—	—	—	10,640
Noninterest income	7,382	1,333	2,086	225	11,026
Noninterest expense	21,516	1,263	1,726	1,384	25,889
Depreciation expense	1,074	14	9	—	1,097
Amortization of intangible assets	431	14	18	—	463
Provision (benefit) for income taxes	2,480	(11)	167	(1,122)	1,514

Net Income (Loss)	$6,057	$(20)	$258	$—	$6,295

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis, or MD&A represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three months ended March 31, 2012 and 2011. Our MD&A should be read in conjunction with our consolidated financial statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.

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
•

the possibility that the anticipated benefits from our recently completed acquisition of Mainline Bancorp, or Mainline, and pending acquisition of Gateway Bank of Pennsylvania, or Gateway, cannot be fully realized in a timely manner or at all, or that integrating future acquired operations will be more difficult, disruptive or costly than anticipated;

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

Critical Accounting Policies and Estimates

Our critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2012 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2011 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a bank holding company headquartered in Indiana, Pennsylvania with assets of approximately $4.3 billion at March 31, 2012. We provide a full range of financial services through offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Western Pennsylvania. We provide full service retail and commercial banking products as well as cash management services, insurance, estate planning and administration, employee benefit plan investment management and administration, corporate and other fiduciary services. Our common stock trades on the Nasdaq Global Select Market under the symbol “STBA.”

We earn revenue primarily from interest on loans, securities investments and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and other operating costs such as: salaries and employee benefits, occupancy, data processing expenses and tax expense.

Our mission is to become the financial services provider of choice in Western Pennsylvania by delivering exceptional service and value, one customer at a time. Our strategic plan is market based and focuses on satisfying our customers’ transaction, credit, investment and insurance needs through each of our delivery channels. Transaction needs include the traditional deposit banking products for both

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

individuals and businesses. Credit needs are solutions for customers with the need to borrow for personal assets, business growth and expansion, or capital leverage. Investment needs are a customer’s needs as they relate to deriving growth and return, the focus of our investment services, both S&T Wealth Management Services and Stewart Capital Advisors. Insurance needs include those of both individuals and businesses, and can be met through S&T–Evergreen Insurance LLC and S&T Insurance Group, LLC, which provide a host of insurance products and services.

During the first quarter of 2012, we executed on our strategy to expand our business through completion of one acquisition and entering into definitive agreement with respect to a second acquisition as described below:

Mainline Bancorp, Inc.

On March 9, 2012, we completed our purchase of Mainline and the operations conversion of the bank holding company and its bank subsidiary, which was headquartered in Ebensburg, Pennsylvania. The Mainline acquisition, with the addition of eight branches, expands our market share and footprint throughout Cambria and Blair Counties of Western Pennsylvania. The transaction valued at $27.7 million, added total assets of $236.2 million, including $129.3 million in loans and $206.0 million in deposits. Our earnings for the first quarter were impacted by one-time merger related expenses of $3.9 million or $0.11 per share.

Gateway Bank of Pennsylvania

On March 29, 2012, we entered into a definitive agreement to acquire Gateway Bank of Pennsylvania, or Gateway, based in McMurray, Pennsylvania. Gateway has approximately $120 million in assets and maintains two offices in Washington and Butler counties of Western Pennsylvania. The transaction is expected to add approximately $99.3 million in loans and deposits to S&T’s Consolidated Balance Sheet. The transaction, valued at approximately $22 million, is expected to close in the third quarter of 2012, after satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Gateway. The acquisition is expected to expand our existing footprint in the northern and southern suburbs of Pittsburgh.

Earnings Summary

Net income available to common shareholders for the first quarter of 2012 was $3.5 million resulting in diluted earnings per common share of $0.12 compared to net income of $4.7 million and $0.17 diluted earnings per share in the first quarter of 2011. Our performance was significantly impacted by an elevated provision for loan losses during the first quarter and one-time merger related expenses of $3.9 million. While slightly below the provision for loan losses in the first quarter of 2011, it was a setback from the marked improvement we experienced around asset quality during the second half of 2011. Our net interest income declined $1.6 million from the first quarter of 2011, as we continue to experience challenges in growing our loan portfolio coupled with the current low interest rate environment. Noninterest income increased $2.0 million compared to the first quarter of 2011, primarily due to an $0.8 million gain on an equity position sold and increased wealth management fee income. Noninterest expense increased $5.3 million primarily related to $3.9 million in one-time merger related expenses incurred with the acquisition of Mainline.

We will continue to focus on monitoring our asset quality as it continues to be the primary driver of our earnings. We remain diligent and focused on monitoring our nonperforming assets. We continually strive to be well positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management regularly assesses our balance sheet, capital, liquidity and operation infrastructures in order to be positioned to take advantage of internal or acquisition growth.

Explanation of Use of Non-GAAP Financial Measures

In addition to the results of operations presented in accordance with GAAP, management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully taxable equivalent basis and operating revenue. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and its business and performance trends as they facilitate comparisons with the performance of others in the financial services industry. Although management believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis in the table below for the three months ended March 31, 2012 and 2011.

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

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to

Three Months Ended March 31, 2011

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 73 percent and 76 percent of operating revenue (net interest income plus noninterest income, excluding securities gains) in the first quarter of 2012 and the first quarter of 2011, respectively. The level and mix of interest-earning assets and interest-bearing liabilities are continually monitored by our Asset and Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were successfully implemented, within prescribed ALCO risk parameters, to maintain an acceptable net yield on interest-earning assets (net interest margin) given the challenges of the current interest rate environment.

The following table reconciles interest income per the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis:

	Three Months Ended March 31,
(in thousands)	2012	2011

Interest income per Consolidated Statements of Income	$39,140	$42,192
Adjustment to fully taxable-equivalent basis	1,129	1,038

Interest Income adjusted to Fully Taxable Equivalent Basis	40,269	43,230
Interest expense per Consolidated Statements of Income	5,819	7,320

Net Interest Income Adjusted to Fully Taxable Equivalent Basis (non-GAAP)	$34,450	$35,910

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances, interest and yields earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(in thousands)	Balance	Income	Rate	Balance	Income	Rate

ASSETS
Loans (1)	$3,135,517	$37,021	4.74%	$3,324,606	$40,327	4.92%
Securities/other (1)	612,791	3,248	2.12%	384,796	2,903	3.02%

Total Interest-earning Assets	3,748,308	40,269	4.31%	3,709,402	43,230	4.72%
Noninterest-earning assets	395,577			378,012

Total Assets	$4,143,885			$4,087,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	$1,401,848	$615	0.18%	$1,295,224	$570	0.18%
Certificates of deposit	1,132,687	4,136	1.46%	1,231,162	5,492	1.81%
Borrowed funds < 1 year	112,944	57	0.20%	42,582	16	0.14%
Borrowed funds > 1 year	122,214	1,011	3.32%	119,736	1,242	4.21%

Total Interest-bearing Liabilities	2,769,693	5,819	0.84%	2,688,704	7,320	1.10%
Noninterest-bearing liabilities:
Demand deposits	809,464			767,581
Shareholders’ equity/other	564,728			631,129

Total Liabilities and Shareholders’ Equity	$4,143,885			$4,087,414

Net Interest Income(1)		$34,450			$35,910

Net Yield on Interest-earning Assets(1)			3.69%			3.92%

(1) The yield on interest-earning assets and the net interest margin are presented on a fully taxable equivalent, or FTE and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period presented. We believe this measure to be the preferred industry measurement of net interest income and that it provides a relevant comparison between taxable and non-taxable amounts.

When comparing the first quarter of 2012 to the first quarter of 2011 on a fully taxable-equivalent basis, net interest income and net interest margin decreased by $1.5 million and 23 basis points, respectively. The decline in the net interest margin is a result of loan replacement volume at lower rates and an unfavorable shift in asset mix offset in part by a better funding mix within interest bearing deposits. The acquisition of Mainline had minimal impact on net interest income and margin during the first quarter since the acquisition occurred late in the quarter.

Average loans decreased by $189.1 million and the fully taxable-equivalent yield decreased by 18 basis points due to loan paydowns. The proceeds from loan paydowns were reinvested resulting in the increase of $228.0 million of securities/other. Included in securities/other is cash held at the Federal Reserve, which has increased significantly over the past year causing the declining yield. Overall, the fully taxable-equivalent yield on interest-earning assets decreased 41 basis points to 4.31 percent.

Average interest-bearing deposits increased by $8.1 million due to an increase of $106.6 million in other interest bearing deposits, offset by a decrease of $98.5 million in certificates of deposit. The cost of deposits was 0.75 percent, a decrease of 21 basis points due to lower rates paid on certificates of deposit. Average borrowings increased by $72.8 million however, the yield decreased by 128 basis points primarily due to the repricing of $25.0 million of subordinated debt in September of 2011. Overall, the yield on interest-bearing liabilities decreased 26 basis points to 0.84 percent.

Net interest income was negatively impacted by a $42.1 million decrease in average net free funds. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest driver of the decrease in net free funds was in shareholders’ equity, due to our redemption of $108.7 million in preferred stock from the Capital Purchase Program, or CPP in the fourth quarter of 2011. Noninterest-bearing demand deposits increased as a result of the low interest rate environment, marketing efforts for new demand accounts, corporate cash management services and the unlimited FDIC deposit insurance protection provided by the Dodd-Frank Act.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2012 Compared to March 31, 2011(2)
(in thousands)	Volume	Rate	Net

Interest earned on:
Loans (1)	$(2,295)	$(1,011)	$(3,306)
Securities/other (1)	1,720	(1,375)	345

Total Interest-earning Assets	(575)	(2,386)	(2,961)

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	47	(2)	45
Certificates of deposit	(439)	(917)	(1,356)
Borrowed funds < 1 year	25	16	41
Borrowed funds > 1 year	25	(256)	(231)

Total Interest-bearing Liabilities	(342)	(1,159)	(1,501)

Net Interest Income (1)	$(233)	$(1,227)	$(1,460)

(1) Tax-exempt income is on a fully taxable equivalent basis using the statutory federal corporate income tax rate of 35 percent for 2012 and 2011.

(2) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses is the amount to be added to the allowance for loan losses, or ALL, after adjusting for charge-offs and recoveries to bring the ALL to a level considered appropriate to absorb probable losses inherent in the loan portfolio at March 31, 2012. The provision for loan losses decreased $1.3 million to $9.3 million at the end of the first quarter of 2012 compared to $10.6 million at the end of the first quarter of 2011. While the provision declined from the same period last year, it was elevated this quarter, primarily due to an increase in loan charge-offs. The $10.6 million provision in the first quarter of 2011 was due to an increase in the general reserve resulting from the downgrade of several loans, all of which were downgraded in response to an updated evaluation of each credit based on the receipt of financial information.

Net charge-offs increased $9.9 million to $10.3 million compared to $0.4 million in the first quarter of 2011. Approximately $5.3 million of the loan charge-offs related to our construction portfolio as a result of the receipt of updated appraisals. The specific reserves for impaired loans decreased by $2.6 million to $6.0 million at March 31, 2012 compared to $8.6 million at March 31, 2011. The allowance for loans losses was 1.49 percent of total loans at March 31, 2012 compared to 1.87 percent at March 31, 2011. Refer to “Allowance for Loan Losses” later in this MD&A for additional discussion.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Noninterest Income

	Three Months Ended March 31
(in thousands)	2012	2011	$ Change

Securities gains, net	$840	$13	$827
Debit and credit card fees	2,667	2,645	22
Wealth management fees	2,419	2,050	369
Service charges on deposit accounts	2,408	2,285	123
Insurance fees	2,212	2,132	80
Mortgage banking	671	625	46
Other	1,852	1,276	576

Total Noninterest Income	$13,069	$11,026	$2,043

Noninterest income increased $2.0 million to $13.1 million in the first quarter of 2012 compared to the first quarter of 2011. The primary driver was an increase of $0.8 million in net securities gains, with additional increases of $0.4 million in wealth management fees and a $0.6 million increase in other noninterest income. The $0.8 million in securities gains relates to the sale of one equity position during the quarter as a result of a recent merger. Wealth management fees were strong for the first quarter of 2012, with higher discount brokerage fees of $0.3 million. Further improving this line of our business is additional sales staff that have been added to focus on growing the business. The largest increase in service charges on deposit accounts is a result of $0.2 million of new paper statement fees that were introduced in August, 2011. The $0.6 million increase in other noninterest income includes an increase in commercial loan swap activity of $0.4 million. Mortgage banking volume has declined over the past year; however, this area of our business continues to remain strong.

Noninterest Expense

	Three Months Ended March 31
(in thousands)	2012	2011	$ Change

Salaries and employee benefits	$16,472	$13,320	$3,152
Data processing	3,240	1,504	1,736
Professional services and legal	1,900	1,588	312
Net occupancy	1,784	1,857	(73)
Furniture and equipment	1,238	1,177	61
Joint venture amortization	894	740	154
Other taxes	774	902	(128)
Marketing	742	601	141
FDIC assessment	608	1,226	(618)
Other noninterest expense	5,131	4,534	597

Total Noninterest Expense	$32,783	$27,449	$5,334

Noninterest expense increased $5.3 million in the first quarter of 2012 compared to the first quarter of 2011. The increase was primarily driven by $3.9 million in one-time merger related expenses. The increase in salary and employee benefits included $1.7 million in one-time merger related expenses, including change in control and severance payments. Further increasing salaries and employee benefits was $0.4 million related to annual merit increases effective January 1 and an increase in pension expense of $0.4 million. Our pension expense has increased due to an increase in our pension liability as a result of a significant decrease of 100 basis points in our discount rate from the prior year. Data processing increased $1.7 million primarily related to $1.4 million in a data processing termination fee and other data conversion expenses related to the merger. The increase in professional services and legal expense is attributable to expenditures of $0.4 million related to the merger, including $0.1 million in legal and $0.3 million in professional services. The increase of $0.6 million in other noninterest expense primarily relates to two contributions totaling $0.4 million to Neighborhood Assistance Projects which qualify us for both a Pennsylvania tax credit and a federal charitable tax deduction. We continue to see the benefit of a lower FDIC assessment as a result of change in methodology by the FDIC that went into effect April 1, 2011.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Provision for Income Taxes

The provision for income taxes decreased $0.6 million to $0.9 million for the first quarter of 2012 compared to $1.5 million for the same period in the prior year, primarily due to a decrease of $3.5 million in pre-tax income. The year-to-date 2012 effective tax rate decreased to 19.7 percent as compared to 22.6 percent in 2011. The annual effective tax rate decreased because tax exempt income and tax credits remained relatively constant on a declining pretax income.

Financial Condition

March 31, 2012

Our total assets increased by $211.0 million in first quarter of 2012 compared to December 31, 2011. This increase was a result of the acquisition of Mainline, which added total assets of $236.2 million. Loan growth continues to be a challenge as borrowers remain cautious and uncertain about the current economy. Total gross loans increased $68.8 million as a result of $129.3 million of acquired loans through the Mainline acquisition. Our commercial loan portfolio continues to experience decreases primarily due to soft demand, loan pay downs and planned run-off of certain loans to reduce our risk. Our deposits remain strong increasing $186.5 million from December 31, 2011, primarily due to the acquisition of Mainline, which added $206.0 million to our deposit base.

Securities Activity

(in thousands)	March 31, 2012	December 31, 2011	$ Change

Obligations of U.S. government corporations and agencies	$160,444	$142,786	$17,658
Collateralized mortgage obligations of U.S. government corporations and agencies	59,488	65,395	(5,907)
Mortgage-backed securities of U.S. government corporations and agencies	45,983	48,752	(2,769)
Obligations of states and political subdivisions	86,628	88,805	(2,177)

Debt Securities Available-for-Sale	352,543	345,738	6,805
Marketable equity securities	11,513	11,858	(345)

Total Securities Available-for-Sale	$364,056	$357,596	$6,460

We invest in various securities in order to provide a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Risks associated with various securities portfolios are managed and monitored by investment policies approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio was relatively unchanged from December 31, 2011 despite the addition of the former Mainline securities portfolio of $73.4 million, as most of the acquired securities were sold immediately following the acquisition.

On a quarterly basis, management evaluates the securities portfolios for other than temporary impairment, or OTTI in accordance with the applicable accounting guidance for investments reported at fair value. There were no significant impairment charges in the first quarter of 2012.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Loan Composition

	March 31, 2012		December 31, 2011
(in thousands)	Amount	% of Loans	Amount	% of Loans
Consumer
Home equity	$441,648	13.8%	$411,404	13.1%
Residential mortgage	382,884	12.0%	358,846	11.5%
Installment and other consumer	82,223	2.5%	67,131	2.1%
Construction	2,211	0.1%	2,440	0.1%

Total Consumer Loans	908,966	28.4%	839,821	26.8%

Commercial
Commercial real estate	1,416,663	44.3%	1,415,333	45.2%
Commercial and industrial	703,112	22.0%	685,753	21.9%
Construction	169,039	5.3%	188,852	6.1%

Total Commercial Loans	2,288,814	71.6%	2,289,938	73.2%

Total Portfolio Loan	3,197,780	100.0%	3,129,759	100.0%

Allowance for loan losses	(47,827)		(48,841)

Total Portfolio Loans, net	3,149,953		3,080,918
Loans Held for Sale	3,663		2,850

Total Loans	$3,153,616		$3,083,768

The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as the overall economic climate can significantly impact a borrower’s ability to pay. In order to mitigate such risk, our loan underwriting standards are established by a formal policy and are subject to periodic review and approval by our Board of Directors.

Loans increased by $69.8 million between December 31, 2011 and March 31, 2012, primarily due to the addition of $129.3 million in loans from the Mainline acquisition, offset by loan pay downs. We experienced loan pay downs in both the consumer and commercial loan portfolios this quarter, including several large payoffs in commercial and industrial, or C&I, as well as in commercial real estate, or CRE portfolios. Given the current economic environment, loan growth is expected to remain a challenge throughout the remainder of 2012; however, we saw improvement in the loan pipeline in late 2011 and during the first quarter of 2012.

Although commercial loans, including CRE, C&I and construction, can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. The loan-to-value policy guidelines for real estate secured commercial loans are generally 65-85 percent.

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

Management believes the downturn we experienced in the local residential real estate market and the impact of declining values on the real estate loan portfolio will be mitigated because of our conservative mortgage lending policies for portfolio loans, which require a maximum term of 20 years for fixed rate mortgages. Balloon mortgages are also offered in the portfolio. The maximum balloon term is 15 years with a maximum amortization term of 30 years. Balloon mortgages with terms of 10 years or less may have a maximum amortization term for up to 40 years. Combo mortgage loans consist of a residential first mortgage and a home equity second mortgage are also available to creditworthy borrowers.

We designate specific loan originations, generally longer-term, lower-yielding 1-4 family mortgages, as held for sale and sell them to Federal National Mortgage Association, or FNMA. The rationale for these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. During the second quarter of 2011, we began to retain within the loan portfolio 10 and 15 year mortgages that had been priced and underwritten for sale in the secondary market. During the three months ended March 31, 2012 and 2011, we sold $18.0 million and $26.4 million, respectively, of 1-4 family mortgages and currently service $329.5 million of secondary market mortgage loans to FNMA at March 31, 2012. We intend to continue to sell longer-term loans to FNMA in the future, especially during periods of lower interest rates.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Allowance for Loan Losses

We maintain an ALL at a level determined to be adequate to absorb estimated probable credit losses inherent within the loan portfolio as of the balance sheet date. Determination of an adequate ALL is subjective, as it requires estimations of the occurrence of future events, as well as the timing of such events, and it may be subject to significant changes from period to period. The methodology for determining the ALL has two main components: evaluation and impairment tests of individual loans and evaluation of certain groups of homogeneous loans with similar risk characteristics.

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

Commercial construction loans are made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes. While the risk is generally confined to the construction and absorption periods, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. There are also various risks depending on the type of project and the experience and resources of the developer.

Consumer real estate loans are secured by 1-4 family residences, including purchase money mortgages, first and second lien home equity loans and home equity lines of credit. The primary source of repayment for these loans is the income and assets of the borrower. The unemployment rate, as well as the state of the local housing market, have a significant impact on the risk determination, since low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

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

Significant to our ALL is a higher mix of commercial loans. At March 31, 2012, approximately 92 percent of the ALL related to the commercial loan portfolio, while commercial loans comprise 72 percent of our loan portfolio. Commercial loans have been more impacted by the economic slowdown in our markets. The ability of customers to repay commercial loans is more dependent upon the success of their business, continuing income and general economic conditions. Accordingly, the risk of loss is higher on such loans compared to consumer loans, which have incurred lower losses in our market.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following tables summarize the ALL and recorded investments in loans by category as of the dates presented:

	March 31, 2012
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$887	$23,410	$24,297	$49,485	$1,367,178	$1,416,663
Commercial and industrial	1,085	10,779	11,864	12,559	690,553	703,112
Commercial construction	4,075	3,609	7,684	24,283	144,756	169,039
Consumer real estate	—	3,162	3,162	6,700	820,043	826,743
Other consumer	—	820	820	—	82,223	82,223

Total	$6,047	$41,780	$47,827	$93,027	$3,104,753	$3,197,780

	December 31, 2011
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$3,487	$26,317	$29,804	$50,107	$1,365,226	$1,415,333
Commercial and industrial	1,116	10,158	11,274	11,991	673,762	685,753
Commercial construction	942	2,761	3,703	25,999	162,853	188,852
Consumer real estate	—	3,166	3,166	5,939	766,751	772,690
Other consumer	—	894	894	—	67,131	67,131

Total	$5,545	$43,296	$48,841	$94,036	$3,035,723	$3,129,759

The balance in the ALL decreased to $47.8 million or 1.49 percent of total loans at March 31, 2012 as compared to $48.8 million or 1.56 percent of total loans at December 31, 2011. The provision for loan losses was $9.3 million and we had net loan charge-offs of $10.3 million for the first quarter of 2012. During the first quarter, we experienced stress in our commercial construction loan portfolio with net loan charge-offs of $5.2 million. Updated appraisals on these projects resulted in significant reductions in the value of the properties and the subsequent charge-offs. The inherent risk in the commercial construction portfolio increased in the first quarter, resulting in a higher level of reserves. Also in the first quarter, the inherent risk in the commercial real estate portfolio decreased as loans evaluated individually were charged-off and there was a reduction in the special mention risk category.

We determine loans to be impaired when based upon current information and events it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement.

Troubled debt restructurings, or TDRs, whether on accrual or nonaccrual status, are also classified as impaired loans. TDRs are loans where we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Modifications to loans classified as TDRs generally include reductions in contractual interest rates, principal deferment and extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics. Generally these concessions are for a period of at least six months. While unusual, there may be instances of loan principal forgiveness.

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

As of March 31, 2012, we had $64.2 million in TDRs of which $41.2 million were accruing and $23.0 were in nonaccrual status. During the first quarter of 2012 we acquired $1.7 million in TDRs from the acquisition of Mainline of which $1.5 million were nonperforming. There were no other additions to TDRs in the first quarter of 2012. Further, during the first quarter of 2012, no TDRs met the above requirements for being placed back into accrual status.

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

The charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off in the month the loss becomes probable, regardless of the delinquency status of the loan. We may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the remaining investment in the loan. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:

•	The status of a bankruptcy proceeding
•	The value of collateral and probability of successful liquidation
•	The status of adverse proceedings or litigation that may result in collection

	March 31, 2012	December 31, 2011

Ratio of net charge-offs to average loans outstanding (annualized)	1.32%	0.56%
Allowance for loan losses to total loans	1.49%	1.56%
Allowance for loan losses to nonperforming loans	74%	87%

Our allowance for lending-related commitments is computed using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments decreased to $1.4 million at March 31, 2012 as compared to $2.9 million at March 31, 2011 due to a decrease in the volume of commitments. The decrease relates to a reduction in commitments due to maturities and higher utilization of commitments. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table represents nonperforming assets for the periods presented:

(in thousands)	March 31, 2012	December 31, 2011	$ Change

Nonaccrual Loans
Commercial real estate	$21,483	$20,777	$706
Commercial and industrial	7,144	7,570	(426)
Commercial construction	6,334	3,604	2,730
Home equity	3,483	2,936	547
Residential mortgage	2,888	2,859	29
Installment and other consumer	27	4	23
Consumer construction	181	181	—

Total Nonaccrual Loans	41,540	37,931	3,609

Nonaccrual Troubled Debt Restructurings
Commercial real estate	11,333	10,871	462
Commercial and industrial	1,125	—	1,125
Commercial construction	5,126	2,943	2,183
Home equity	7	—	7
Residential mortgage	5,372	4,370	1,002

Total Nonaccrual Troubled Debt Restructurings	22,963	18,184	4,779

Total Nonperforming Loans	64,503	56,115	8,388

OREO	3,371	3,967	(596)

Total Nonperforming Assets	$67,874	$60,082	$7,792

Asset Quality Ratios:

Nonperforming loans as a percent of total loans	2.01%	1.79%
Nonperforming assets as a percent of total loans plus OREO	2.12%	1.92%

Our policy is to place loans in all categories on nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing at March 31, 2012 or December 31, 2011.

Deposits

(in thousands)	March 31, 2012	December 31, 2011	$ Change

Noninterest-bearing demand	$860,108	$818,686	$41,422
Interest-bearing demand	306,400	283,611	22,789
Money market	291,245	278,092	13,153
Savings	882,675	802,942	79,733
Certificates of deposit	1,181,927	1,152,528	29,399

Total Deposits	$3,522,355	$3,335,859	$186,496

Deposits are a primary source of funds for us. We believe that our deposit base is stable and that we have the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Total deposits at the end of the first quarter of 2012 were up $186.5 million, due primarily to the addition of Mainline’s $35.5 million in non-interest bearing deposits and $170.5 million in interest-bearing deposits. During 2011, noninterest-bearing demand deposit accounts increased $52.9 million primarily related to the low interest rate environment, our marketing efforts for new demand accounts and corporate cash management services. The low interest rate environment had an impact on our overall deposit mix as customer certificate of deposit maturities shifted to savings and money market products, and this trend continues into 2012. Certificates of deposit of $100,000 and over were 11 percent of total deposits at both March 31, 2012 and at December 31, 2011, and primarily represent deposit relationships with local customers in our market area.

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

We participate in the Certificate of Deposit Account Registry Services, or CDARS reciprocal and One-Way Buy programs. The reciprocal program allows our customers to receive expanded Federal Deposit Insurance Corporation, or FDIC, coverage by placing multiple certificates of deposit at other CDARS member banks. We maintain deposits by accepting certificates of deposits from customers of CDARS member banks in the exact amount as our customers placed. Reciprocal deposits provide a stable and cost-effective source of funds with rates generally lower than traditional brokered deposits. Although reciprocal deposits are considered “brokered” under existing law, they tend to act more like core deposits, since we retain valuable customer relationships. We had $13.9 million and $15.0 million in CDARS reciprocal deposits at March 31, 2012 and December 31, 2011, respectively. We can also access the CDARS network to accept brokered certificates of deposit that are a part of the One-Way Buy program, which allows us to obtain large blocks of wholesale funding, while maintaining control over pricing. Through the One-Way Buy program, funding is effectively purchased from insured depository institutions that are members of the CDARS deposit placement service. As of March 31, 2012 and December 31, 2011, we had $21.1 million and $55.8 million respectively in the CDARS One-Way Buy program.

The issuance of brokered retail certificates of deposit and participation in the CDARS program is an ALCO strategy to increase and diversify funding sources.

Borrowings

(in thousands)	March 31, 2012	December 31, 2011	$ Change

Securities sold under repurchase agreements, retail	$40,638	$30,370	$10,268
Short-term borrowings	75,000	75,000	—
Long-term borrowings	31,426	31,874	(448)
Junior subordinated debt securities	90,619	90,619	—

Total Borrowings	$237,683	$227,863	$9,820

Borrowings are an additional source of funding for S&T. Following redemption on December 7, 2011 of our preferred stock issued in connection with our participation in the CPP, we increased borrowings as part of our funding strategy. Borrowings remain relatively unchanged from December 31, 2011.

Liquidity and Capital Resources

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

Our primary funding and liquidity source is a stable deposit base. We believe that the bank has the ability to retain existing and attract new deposits, mitigating a funding dependency on other more volatile sources. Although deposits are the primary source of funds, we have identified various funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. These funding sources include a cushion of highly liquid assets, borrowing availability at the FHLB, Federal Funds lines with other financial institutions and access to the brokered certificates of deposit market including CDARs.

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

S&T BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following summarizes risk-based capital amounts and ratios for S&T Bancorp, Inc. and S&T Bank:

(in thousands)	Adequately Capitalized (1)	Well- Capitalized (2)	March 31, 2012		December 31, 2011
			Amount	Ratio	Amount	Ratio

S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$363,883	9.20%	$356,484	9.17%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	363,883	11.62%	356,484	11.63%
Total capital to risk-weighted assets	8.00%	10.00%	473,937	15.14%	465,702	15.20%

S&T Bank
Tier 1 leverage	4.00%	5.00%	$332,454	8.45%	$321,352	8.30%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	332,454	10.68%	321,352	10.55%
Total capital to risk-weighted assets	8.00%	10.00%	441,589	14.19%	429,837	14.11%

(1) For an institution to qualify as “adequately capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 8 percent, 4 percent and 4 percent respectively. At March 31, 2012, S&T exceeded those requirements.

(2)  For an institution to qualify as “well capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10 percent, 6 percent and 5 percent respectively. At March 31, 2012, S&T exceeded those requirements.

In August 2009, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $300 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of its securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2012, we had not issued any securities pursuant to the shelf registration statement.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution's earnings or capital. For most financial institutions, including S&T, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by changing the net present value of a bank's future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and shareholder value. However, excessive interest rate risk can threaten banks' earnings, capital, liquidity, and solvency. Our sensitivity to changes in interest rate movements are continually monitored by our Asset and Liability Committee, or ALCO. ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, and simulations in order to avoid unacceptable earnings and market value fluctuations due to changes in interest rates.

Rate shock analyses are performed on a static balance sheet to estimate the effect that specific interest rate changes would have on 12 months of pretax net interest income. Rate shock analyses assume an immediate parallel shift in market interest rates. Assumptions are modified in the decreasing rate shock analyses due to the very low level of interest rates. Rate shock analyses also incorporate management assumptions regarding the level of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of fixed rate loans and securities with optionality. Our policy guidelines limit the change in pretax net interest income over a 12 month horizon using rate shocks up to +/- 300 basis points. Policy guidelines define the percent change in pretax net interest income by graduated risk tolerance levels of minimal, moderate, and high. The table below reflects the rate shock results, which are in the minimal risk tolerance level.

In order to monitor interest rate risk beyond the 12 month time horizon of rate shocks, we also perform EVE analysis. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. As with rate shock analysis, EVE incorporates management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and core deposit behavior and value. Our policy guidelines limit the change in EVE given changes in rates of up to +/- 300 basis points. Policy guidelines define the percent change in EVE by graduated risk tolerance levels of minimal, moderate, and high.

The table below also reflects the EVE results, which are in the minimal risk tolerance level.

	March 31, 2012		December 31, 2011
Change in Interest Rates (in basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity

+300	13.7	24.6	11.3	20.9
+200	9.8	18.3	7.3	15.9
+100	5.6	10.1	3.5	9.1
- 100	(2.6)	(12.5)	(3.9)	(12.9)
- 200	(5.9)	(16.2)	(6.9)	(15.2)
- 300	(8.3)	(16.2)	(8.9)	(15.1)

In addition to rate shocks and EVE, simulations are performed periodically to assess the sensitivity of scenario assumptions on pretax net interest income. Simulation analyses most often test for sensitivity to yield curve shape and slope changes, severe rate shocks, changes in prepayment assumptions and significant balance mix changes.

The results from the analyses performed on pretax net interest income, EVE and sensitivity analysis were consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive position will differ depending upon the change in market interest rates. For example, with an asset sensitive position in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in net interest income and operating income. Conversely, with an asset sensitive position in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in net interest income and operating income.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, (its principal executive officer and principal financial officer, respectively) management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of March 31, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.

Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

2.1	Amendment No. 1, dated as of January 27, 2012, to the Agreement and Plan of Merger, dated September 14, 2011, by and between S&T Bancorp, Inc. and Mainline Bancorp, Inc. (incorporated by reference to Annex A of the Registration Statement on Form S-4/A, filed on January 30, 2012)

2.2	Amendment No. 2, dated as of March 8, 2012, to the Agreement and Plan of Merger by and between S&T Bancorp, Inc. and Mainline Bancorp, Inc., dated as of September 14, 2011

2.3	Agreement and Plan of Merger, dated as of March 29, 2012, by and between S&T Bancorp, Inc. and Gateway Bank of Pennsylvania (incorporated by reference to the Current Report on Form 8-K filed on April 3, 2012)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2012 and 2011, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three Months ended March 31, 2012 and 2011 and (iv) Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011 and (iv) Notes to Unaudited Consolidated Financial Statements (tagged as blocks of text).*

*	This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: May 10, 2012	/s/Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)