Form 10-Q
period 2012-06-30
S&T BANCORP INC
filed 2012-08-02
CIK 719220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common Stock, $2.50 Par Value - 28,937,804 shares as of July 23, 2012

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
(in thousands, except share and per share data)	(Unaudited)	(Audited)

ASSETS
Cash and due from banks, including interest-bearing deposits of $343,187 and $208,854 at June 30, 2012 and December 31, 2011, respectively	$403,244	$270,526
Securities available-for-sale, at fair value	369,271	357,596
Loans held for sale	2,275	2,850
Portfolio loans, net of unearned income of $377 and $715 at June 30, 2012 and December 31, 2011, respectively	3,195,447	3,129,759
Allowance for loan losses	(46,689)	(48,841)

Portfolio loans, net	3,148,758	3,080,918

Bank owned life insurance	60,688	56,755
Premises and equipment, net	39,605	37,755
Federal Home Loan Bank stock, at cost	17,839	18,216
Goodwill	171,457	165,273
Other intangibles, net	5,769	5,728
Other assets	128,486	124,377

Total Assets	$4,347,392	$4,119,994

LIABILITIES
Deposits:
Noninterest-bearing demand	$887,442	$818,686
Interest-bearing demand	314,519	283,611
Money market	305,523	278,092
Savings	911,963	802,942
Certificates of deposit	1,098,526	1,152,528

Total Deposits	3,517,973	3,335,859

Securities sold under repurchase agreements	46,740	30,370
Short-term borrowings	75,000	75,000
Long-term borrowings	35,218	31,874
Junior subordinated debt securities	90,619	90,619
Other liabilities	71,266	65,746

Total Liabilities	3,836,816	3,629,468

SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—30,404,311 shares at June 30, 2012 and 29,714,038 shares at December 31, 2011 Outstanding—28,935,689 shares at June 30, 2012 and 28,131,249 shares at December 31, 2011	76,011	74,285
Additional paid-in capital	65,805	52,637
Retained earnings	422,731	421,468
Accumulated other comprehensive loss	(13,389)	(14,108)
Treasury stock (1,468,622 shares and 1,582,789 shares at June 30, 2012 and December 31, 2011, respectively, at cost)	(40,582)	(43,756)

Total Shareholders’ Equity	510,576	490,526

Total Liabilities and Shareholders’ Equity	$4,347,392	$4,119,994

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011

INTEREST INCOME
Loans, including fees	$36,596	$38,968	$72,933	$78,617
Investment securities:
Taxable	1,887	2,136	3,831	3,980
Tax-exempt	778	555	1,531	1,153
Dividends	109	124	215	225

Total Interest Income	39,370	41,783	78,510	83,975

INTEREST EXPENSE
Deposits	4,475	5,957	9,226	12,019
Borrowings and junior subordinated debt securities	1,076	1,288	2,144	2,546

Total Interest Expense	5,551	7,245	11,370	14,565

NET INTEREST INCOME	33,819	34,538	67,140	69,410
Provision for loan losses	7,023	1,097	16,296	11,737

Net Interest Income After Provision for Loan Losses	26,796	33,441	50,844	57,673

NONINTEREST INCOME
Debit and credit card fees	2,839	2,739	5,506	5,384
Wealth management fees	2,577	2,144	4,996	4,194
Service charges on deposit accounts	2,432	2,389	4,841	4,673
Insurance fees	2,111	2,181	4,323	4,313
Mortgage banking	705	246	1,376	871
Securities gains (losses), net	6	(56)	846	(43)
Other	1,861	1,471	3,713	2,748

Total Noninterest Income	12,531	11,114	25,601	22,140

NONINTEREST EXPENSE
Salaries and employee benefits	14,641	12,571	31,113	25,891
Data processing	2,195	1,681	5,436	3,185
Net occupancy	1,832	1,738	3,616	3,595
Professional services and legal	1,208	1,298	3,108	2,886
Furniture and equipment	1,209	1,365	2,447	2,542
Other taxes	777	903	1,551	1,805
Marketing	655	706	1,397	1,308
FDIC assessment	719	917	1,327	2,143
Other	6,108	4,415	12,132	9,688

Total Noninterest Expense	29,344	25,594	62,127	53,043

Income Before Taxes	9,983	18,961	14,318	26,770
Provision for Income Taxes	1,383	4,051	2,238	5,565

Net Income	8,600	14,910	12,080	21,205
Preferred stock dividends and discount amortization	—	1,558	—	3,113

Net Income Available to Common Shareholders	$8,600	$13,352	$12,080	$18,092

Earnings per common share—basic	$0. 30	$0.48	$0. 42	$0.65
Earnings per common share—diluted	$0. 30	$0.48	$0. 42	$0.65
Dividends declared per common share	$0. 15	$0.15	$0. 30	$0.30

Comprehensive Income	$9,297	$17,251	$12,799	$23,491

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at January 1, 2011		$106,137	$74,285	$51,570	$401,734	$(6,334)	$(48,727)	$578,665
Net income for six months ended June 30, 2011	$21,205				21,205			21,205

Other Comprehensive Income
Change in unrealized gains on securities available-for-sale, net of tax of $1,069	1,986					1,986		1,986
Reclassification adjustment for net losses on securities available-for-sale included in net income, net of tax of $15	28					28		28
Adjustment to funded status of employee benefit plans, net of tax of $147	272					272		272

Total Comprehensive Income	$23,491

Preferred stock dividends and discount amortization		395			(3,113)			(2,718)
Cash dividends declared ($0.30 per share)					(8,401)			(8,401)
Treasury stock issued (128,697 shares)				(10)	(2,557)		3,559	992
Recognition of restricted stock compensation expense				534				534
Forfeitures of restricted stock (1,537 shares)				10			(36)	(26)

Balance at June 30, 2011		$106,532	$74,285	$52,104	$408,868	$(4,048)	$(45,204)	$592,537

Balance at January 1, 2012		$—	$74,285	$52,637	$421,468	$(14,108)	$(43,756)	$490,526
Net income for six months ended June 30, 2012	$12,080				12,080			12,080

Other Comprehensive Income
Change in unrealized gains on securities available-for-sale, net of tax of $285	530					530		530
Reclassification adjustment for net gains on securities available-for-sale included in net income, net of tax of $296	(550)					(550)		(550)
Adjustment to funded status of employee benefit plans, net of tax of $398	739					739		739

Total Comprehensive Income	$12,799

Cash dividends declared ($0.30 per share)					(8,556)			(8,556)
Common stock issued in acquisition (690,273 shares)			1,726	12,755				14,481
Treasury stock issued (118,030 shares)					(2,299)		3,261	962
Recognition of restricted stock compensation expense				443				443
Tax expense from stock-based compensation				(30)				(30)
Forfeitures of restricted stock (3,863 shares)					38		(87)	(49)

Balance June 30, 2012		$—	$76,011	$65,805	$422,731	$(13,389)	$(40,582)	$510,576

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011

OPERATING ACTIVITIES
Net income	$12,080	$21,205
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	16,296	11,737
Provision for unfunded loan commitments	907	188
Depreciation and amortization	3,461	3,328
Net amortization (accretion) of discounts and premiums	1,004	580
Stock-based compensation expense	478	383
Securities (gains) losses, net	(846)	43
Deferred income taxes	(1,633)	(1,366)
Tax expense (benefit) from stock-based compensation	30	—
Mortgage loans originated for sale	(37,503)	(43,733)
Proceeds from the sale of loans	38,676	41,660
Gain on the sale of loans, net	(599)	(550)
Net decrease (increase) in interest receivable	915	421
Net (decrease) increase in interest payable	(451)	(262)
Net decrease (increase) in other assets	5,409	6,631
Net increase (decrease) in other liabilities	4,187	(9,589)

Net Cash Provided by Operating Activities	42,411	30,676

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(53,281)	(77,616)
Proceeds from maturities, prepayments and calls of securities available-for-sale	50,194	30,480
Proceeds from sales of securities available-for-sale	63,004	70
Proceeds from the redemption of Federal Home Loan Bank stock	1,850	2,181
Net decrease (increase) in loans	44,402	148,263
Purchases of premises and equipment	(1,562)	(1,780)
Proceeds from the sale of premises and equipment	28	258
Payment for purchase of Mainline, net of acquired cash	4,859	—

Net Cash Provided by Investing Activities	109,494	101,856

FINANCING ACTIVITIES
Net increase (decrease) in core deposits	127,656	(1,744)
Net (decrease) increase in certificates of deposit	(151,887)	(61,858)
Net increase (decrease) in securities sold under repurchase agreements and federal funds purchased	16,370	459
Proceeds from long-term borrowings	4,311	4,192
Repayments of long-term borrowings	(7,964)	(798)
Purchase of treasury shares	(49)	(26)
Sale of treasury shares	962	992
Preferred stock dividends	—	(2,718)
Cash dividends paid to common shareholders	(8,556)	(8,401)
Tax (expense) benefit from stock-based compensation	(30)	—

Net Cash Used in Financing Activities	(19,187)	(69,902)

Net increase in cash and cash equivalents	132,718	62,630
Cash and cash equivalents at beginning of period	270,526	108,196

Cash and Cash Equivalents at End of Period	$403,244	$170,826

Supplemental Disclosures
Interest paid	$11,821	$14,827
Income taxes paid	$—	$6,100
Net assets acquired from Mainline, excluding cash and cash equivalents	$3,817	$—
Loans transferred to held for sale	$—	$8,753
Transfers to other real estate owned and other repossessed assets	$469	$6,124

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

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission, or SEC, on February 29, 2012. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly S&T’s financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

Recently Issued Accounting Standards Updates not yet Adopted

Disclosures About Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-11, in conjunction with the issuance by the International Accounting Standards Board, or IASB, of amendments to Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). The disclosure requirements apply to recognized financial instruments and derivative instruments that are offset or subject to an enforceable master netting arrangement. An entity shall disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position, including the effect or potential effect of rights of setoff associated with recognized assets and recognized liabilities. While both the FASB and the IASB retained the existing offsetting models under U.S. GAAP and International Financial Reporting Standards, or IFRS, the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The adoption of this ASU is expected to impact only our disclosure requirements and is not expected to have an impact on our results of operations or financial position.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. BUSINESS COMBINATION

On March 9, 2012, we completed the acquisition of 100 percent of the voting shares of Mainline Bancorp, Inc., or Mainline, located in Ebensburg, Pennsylvania, which was the sole shareholder of Mainline National Bank. The acquisition expanded our market share and footprint throughout Cambria and Blair Counties of Western Pennsylvania. Mainline shareholders were entitled to elect to receive for each share of Mainline common stock either $69.00 in cash or 3.6316 shares of S&T common stock. We also purchased Mainline’s preferred stock issued under the U.S. Treasury Capital Purchase Program, or CPP, for $4.7 million on March 9, 2012. The preferred stock was purchased and retired as part of the merger transaction.

The acquisition was accounted for under the acquisition method of accounting, and all transactions of Mainline since the acquisition date are included in our consolidated financial statements. The assets acquired and liabilities assumed were recorded at their respective fair values and represent management’s estimates based on available information. Provisional amounts were recorded for the fair values of loans, investments, other assets, other liabilities and the consideration transferred as of March 31, 2012. No material measurement period adjustments were made during the quarter ended June 30, 2012. The measurement period for the Mainline acquisition ends March 9, 2013. During the quarter ended June 30, 2012, cash paid to former Mainline shareholders was adjusted to $8.2 million and the fair value of common shares issued was adjusted to $14.8 million or 690,273 common shares at a fair value of $21.42 per share. The fair value of $21.42 per share of S&T common stock was based on the March 9, 2012 closing price. At June 30, 2012, goodwill of $6.2 million was calculated as the excess of the consideration exchanged over the net identifiable assets acquired. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of S&T and Mainline. All of the goodwill was assigned to our Community Banking segment. The goodwill recognized will not be deductible for tax purposes.

The following table summarizes total consideration, assets acquired and liabilities assumed at March 9, 2012 as adjusted as of June 30, 2012:

(in thousands)

Consideration Paid
Cash *	$12,904
Common stock	14,786
Fair value of previously held equity interest in Mainline Bancorp, Inc	74

Fair Value of Total Consideration	$27,764

* Cash includes $4.7 million paid to U.S. Treasury to purchase Mainline’s preferred stock.

Fair Value of Assets Acquired
Cash and cash equivalents	$17,763
Securities and other investments	73,328
Loans	129,501
Premises and other equipment	2,280
Core deposit intangible	900
Other assets	12,438

Total Assets Acquired	$236,210
Fair Value of Liabilities Assumed
Deposits	205,989
Borrowings	6,997
Other liabilities	1,644

Total Liabilities Assumed	$214,630

Total Fair Value of Identifiable Net Assets	21,580

Goodwill	$6,184

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. BUSINESS COMBINATION – continued

Loans acquired in the Mainline acquisition were recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involved estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Loans acquired with evidence of credit quality deterioration were not significant. We acquired $132.3 million of gross loans and recognized a net combined yield and credit mark of $2.8 million.

Direct costs related to the Mainline acquisition were expensed as incurred. As of June 30, 2012, we recognized $4.3 million of one-time merger related expenses; including $1.8 million in change in control, severance and other employee costs, $1.9 million in data processing contract termination and conversion costs and $0.6 million in legal, professional and other expenses.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of basic earnings per share with that of diluted earnings per share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except shares and per share data)	2012	2011	2012	2011

Numerator for Earnings per Common Share—Basic:
Net income	$8,600	$14,910	$12,080	$21,205
Less: Preferred stock dividends and discount amortization	—	1,558	—	3,113
Less: Income allocated to participating shares	37	43	55	59

Net Income Allocated to Common Shareholders	$8,563	$13,309	$12,025	$18,033

Numerator for Earnings per Common Share—Diluted:
Net income	$8,600	$14,910	$12,080	$21,205
Less: Preferred stock dividends and discount amortization	—	1,558	—	3,113

Net Income Available to Common Shareholders	$8,600	$13,352	$12,080	$18,092

Denominators:
Weighted Average Common Shares Outstanding—Basic	28,791,207	27,968,026	28,485,810	27,923,392
Add: Dilutive potential common shares	19,547	15,680	29,993	17,979

Denominator for Treasury Stock Method—Diluted	28,810,754	27,983,706	28,515,803	27,941,371

Weighted Average Common Shares Outstanding—Basic	28,791,207	27,968,026	28,485,810	27,923,392
Add: Average participating shares outstanding	123,522	90,695	129,707	90,695

Denominator for Two-Class Method—Diluted	28,914,729	28,058,721	28,615,517	28,014,087

Earnings per common share—basic	$0.30	$0.48	$0.42	$0.65
Earnings per common share—diluted	$0.30	$0.48	$0.42	$0.65
Warrants considered anti-dilutive excluded from dilutive potential common shares	517,012	517,012	517,012	517,012
Stock options considered anti-dilutive excluded from dilutive potential common shares	750,653	911,333	752,770	911,333
Restricted stock considered anti-dilutive excluded from dilutive potential common shares	66,422	75,015	64,673	72,716

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. In determining fair value, we use various valuation approaches, including market, income and cost approaches. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability, which is developed, based on market data we have obtained from independent sources. Unobservable inputs reflect our estimate of assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

Nonrecurring Basis

Loans Held for Sale

Loans held for sale consist of 1-4 family residential loans originated for sale in the secondary market and, from time to time, certain loans transferred from the loan portfolio to loans held for sale, all of which are carried at the lower of cost or fair value. The fair value of 1-4 family residential loans is based on the principal or most advantageous market currently offered for similar loans using observable market data. The fair value of the loans transferred from the loan portfolio is based on the amounts offered for these loans in currently pending sales transactions. Loans held for sale carried at fair value are classified as Level 3.

Impaired Loans

Impaired loans are carried at the lower of carrying value or fair value. Fair value is determined as the recorded investment balance less any specific reserve. We establish a specific reserve based on the following three impairment methods: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate, 2) the loan’s observable market price or 3) the fair value of the collateral less estimated selling costs when the loan is collateral dependent and we expect to liquidate the collateral. However, if repayment is expected to come from the operation of the collateral, rather than liquidation, then we do not consider estimated selling costs in determining the fair value of the collateral. Collateral values are generally based upon appraisals by approved, independent state certified appraisers.

Appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or our knowledge of the borrower and the borrower’s business.

OREO and Other Repossessed Assets

OREO and other repossessed assets obtained in partial or total satisfaction of a loan are recorded at the lower of recorded investment in the loan or fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of the amount recorded at acquisition date or fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Like impaired loans, appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us.

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

Other Assets

In accordance with GAAP, we measure certain other assets at fair value on a nonrecurring basis. Fair value is based on the application of lower of cost or fair value accounting, or write-downs of individual assets. Valuation methodologies used to measure fair value are consistent with overall principles of fair value accounting and consistent with those described above.

Financial Instruments

In addition to financial instruments recorded at fair value in our financial statements, fair value accounting guidance requires disclosure of the fair value of all of an entity’s assets and liabilities that are considered financial instruments. The majority of our assets and liabilities are considered financial instruments. Many of these instruments lack an available trading market as characterized by a willing buyer and willing seller engaged in an exchange transaction. Also, it is our general practice and intent to hold our financial instruments to maturity and to not engage in trading or sales activities. For fair value disclosure purposes, we substantially utilize the fair value measurement criteria as required and explained above. In cases where quoted fair values are not available, we use present value methods to determine the fair value of our financial instruments.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

Other

Estimates of fair value are not made for items that are not defined as financial instruments, including such items as our core deposit intangibles and the value of our trust operations.

The following tables present assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at June 30, 2012 and December 31, 2011. There were no transfers between Level 1 and Level 2 during the periods presented.

	June 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$—	$173,415	$—	$173,415
Collateralized mortgage obligations of U.S. government corporations and agencies	—	48,824	—	48,824
Mortgage-backed securities of U.S. government corporations and agencies	—	42,647	—	42,647
Obligations of states and political subdivisions	—	93,395	—	93,395
Marketable equity securities	1,641	8,008	1,341	10,990

Total securities available-for-sale	1,641	366,289	1,341	369,271
Trading securities held in a Rabbi Trust	2,536	—	—	2,536

Total securities	4,177	366,289	1,341	371,807
Derivative financial assets:
Interest rate swaps	—	24,797	—	24,797
Interest rate lock commitments	—	616	—	616

Total Assets	$4,177	$391,702	$1,341	$397,220

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$24,489	$—	$24,489
Forward sale contracts	—	206	—	206

Total Liabilities	$—	$24,695	$—	$24,695

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$—	$142,786	$—	$142,786
Collateralized mortgage obligations of U.S. government corporations and agencies	—	65,395	—	65,395
Mortgage-backed securities of U.S. government corporations and agencies	—	48,752	—	48,752
Obligations of states and political subdivisions	—	88,805	—	88,805
Marketable equity securities	2,855	7,316	1,687	11,858

Total securities available-for-sale	2,855	353,054	1,687	357,596
Trading securities held in a Rabbi Trust	1,949	—	—	1,949

Total securities	4,804	353,054	1,687	359,545
Derivative financial assets:
Interest rate swaps	—	23,764	—	23,764
Interest rate lock commitments	—	244	—	244

Total Assets	$4,804	$377,062	$1,687	$383,553

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$23,639	$—	$23,639
Forward sale contracts	$—	$95	$—	$95

Total Liabilities	$—	$23,734	$—	$23,734

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Balance at beginning of period	$1,865	$1,656	$1,687	$1,588
Total (losses) gains included in other comprehensive loss	(524)	13	(366)	81
Purchases	—	—	20	—
Transfers into Level 3	—	—	—	—

Balance at end of period	$1,341	$1,669	$1,341	$1,669

There were no sales, issuances, or settlements of Level 3 financial instruments during the periods presented. Purchases of Level 3 financial instruments represent marketable equity securities acquired from our acquisition of Mainline. Additionally, there were no transfers of financial instruments into or out of Level 3 during the periods presented. Level 3 financial instruments measured on a recurring basis accounted for less than one percent of our assets measured at fair value on a recurring basis at both June 30, 2012 and December 31, 2011. There were no Level 3 liabilities measured at fair value on a recurring basis for either period.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

We may be required to measure certain assets and liabilities on a nonrecurring basis. The following tables present our assets that are measured at estimated fair value on a nonrecurring basis by the fair value hierarchy level at June 30, 2012 and December 31, 2011. There were no liabilities measured at estimated fair value on a nonrecurring basis during these periods. At June 30, 2012 and December 31, 2011, we had no loans held for sale that were recorded at fair value.

	June 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Impaired loans	$—	$—	$49,873	$49,873
Other real estate owned	—	—	2,700	2,700
Mortgage servicing rights	—	—	2,019	2,019

Total Assets	$—	$—	$54,592	$54,592

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Impaired loans	$—	$—	$36,500	$36,500
Other real estate owned	—	—	3,739	3,739
Mortgage servicing rights	—	—	2,153	2,153

Total Assets	$—	$—	$42,392	$42,392

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at June 30, 2012 and December 31, 2011 are presented in the following tables:

		June 30, 2012
(in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3

ASSETS
Cash and due from banks, including interest-bearing deposits	$403,244	$403,244	$403,244	$—	$—
Securities available-for-sale	369,271	369,271	1,641	366,289	1,341
Loans held for sale	2,275	2,372	—	—	2,372
Portfolio loans	3,195,447	3,191,527	—	—	3,191,527
Federal Home Loan Bank stock, at cost	17,839	17,839	—	—	17,839
Bank owned life insurance	60,688	60,688	—	60,688	—
Trading securities held in a Rabbi Trust	2,536	2,536	2,536	—	—
Mortgage servicing rights	2,019	2,019	—	—	2,019
Interest rate swaps	24,797	24,797	—	24,797	—
Interest rate lock commitments	616	616	—	616	—

LIABILITIES
Deposits	$3,517,973	$3,526,274	$—	$—	$3,526,274
Securities sold under repurchase agreements	46,740	46,740	—	—	46,740
Short-term borrowings	75,000	75,000	—	—	75,000
Long-term borrowings	35,218	37,568	—	—	37,568
Junior subordinated debt securities	90,619	90,619	—	—	90,619
Interest rate swaps	24,489	24,489	—	24,489	—
Forward sale contracts	206	206	—	206	—

(1) As reported in the Consolidated Balance Sheets

		Fair Value Measurements at December 31, 2011
(in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3

ASSETS
Cash and due from banks, including interest-bearing deposits	$270,526	$270,526	$270,526	$—	$—
Securities available-for-sale	357,596	357,596	2,855	353,054	1,687
Loans held for sale	2,850	2,958	—	—	2,958
Portfolio loans	3,129,759	3,120,352	—	—	3,120,352
Federal Home Loan Bank stock, at cost	18,216	18,216	—	—	18,216
Bank owned life insurance	56,755	56,755	—	56,755	—
Trading securities held in a Rabbi Trust	1,949	1,949	1,949	—	—
Mortgage servicing rights	2,153	2,153	—	—	2,153
Interest rate swaps	23,764	23,764	—	23,764	—
Interest rate lock commitments	244	244	—	244	—

LIABILITIES
Deposits	$3,335,859	$3,343,889	$—	$—	$3,343,889
Securities sold under repurchase agreements	30,370	30,370	—	—	30,370
Short-term borrowings	75,000	75,000	—	—	75,000
Long-term borrowings	31,874	34,171	—	—	34,171
Junior subordinated debt securities	90,619	90,619	—	—	90,619
Interest rate swaps	23,639	23,639	—	23,639	—
Forward sale contracts	95	95	—	95	—

(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized cost and fair value of available-for-sale securities for the periods shown:

	June 30, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$168,798	$4,622	$ (5)	$173,415
Collateralized mortgage obligations of U.S. government corporations and agencies	47,051	1,773	—	48,824
Mortgage-backed securities of U.S. government corporations and agencies	39,328	3,319	—	42,647
Obligations of states and political subdivisions	89,614	3,806	(25)	93,395

Debt Securities	344,791	13,520	(30)	358,281
Marketable equity securities	9,632	1,382	(24)	10,990

Total	$354,423	$14,902	$(54)	$369,271

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$138,386	$4,400	$ —	$142,786
Collateralized mortgage obligations of U.S. government corporations and agencies	63,202	2,193	—	65,395
Mortgage-backed securities of U.S. government corporations and agencies	45,289	3,463	—	48,752
Obligations of states and political subdivisions	85,689	3,128	(12)	88,805

Debt Securities	332,566	13,184	(12)	345,738
Marketable equity securities	10,152	2,179	(473)	11,858

Total	$342,718	$15,363	$(485)	$357,596

There were no significant gross realized gains or losses for the three month period ending June 30, 2012. We had a $0.9 million gross realized gain and no significant gross realized losses for the six months ended June 30, 2012. There were no significant gross realized gains or losses for either the three or six months ended June 30, 2011. Realized gains and losses on the sale of securities are determined using the specific-identification method.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables present the fair value and the age of gross unrealized losses by investment category for the periods presented:

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$1,025	$(5)	$—	$—	$1,025	$(5)
Obligations of states and political subdivisions	6,026	(25)	—	—	6,026	(25)

Debt Securities	7,051	(30)	—	—	7,051	(30)
Marketable equity securities	121	(24)	—	—	121	(24)

Total Temporarily Impaired Securities	$7,172	$(54)	$—	$—	$7,172	$(54)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	502	(8)	414	(4)	916	(12)

Debt Securities	502	(8)	414	(4)	916	(12)
Marketable equity securities	5,143	(473)	—	—	5,143	(473)

Total Temporarily Impaired Securities	$5,645	$(481)	$414	$(4)	$6,059	$(485)

S&T does not believe any individual unrealized loss as of June 30, 2012 represents an other-than-temporary impairment or OTTI. S&T performs a review of its securities for OTTI on a quarterly basis to identify securities that may indicate an OTTI. Generally, S&T records an impairment charge when an equity security within the marketable equity securities portfolio has been in a loss position for 12 consecutive months, unless facts and circumstances suggest the need for an OTTI prior to that time. S&T’s policy for recording an OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the length of time and the extent to which fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of a security recovering from any decline in fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the security prior to it recovering from the decline in fair value.

As of June 30, 2012, the unrealized losses on four debt securities were primarily attributable to changes in interest rates. The unrealized losses on one marketable equity security as of June 30, 2012 was attributable to temporary declines in fair value. S&T does not intend to sell and it is not likely that S&T will be required to sell any of the securities referenced in the table above in an unrealized loss position before recovery of its amortized cost.

Net unrealized gains of $9.7 million were included in accumulated other comprehensive loss, net of tax, at June 30, 2012 and December 31, 2011, respectively. Gross unrealized gains, net of taxes, of $9.7 million and $10.0 million were netted against gross unrealized losses, net of taxes, of a nominal amount at June 30, 2012 and $0.3 million at December 31, 2011.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

The amortized cost and fair value of available-for-sale securities at June 30, 2012 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
(in thousands)	Amortized Cost	Fair Value

Obligations of U.S. government corporations and agencies, and obligations of states and political subdivisions

Due in one year or less	$7,560	$7,679
Due after one year through five years	133,730	137,637
Due after five years through ten years	50,206	51,751
Due after ten years	66,916	69,743

	258,412	266,810
Collateralized mortgage obligations of U.S. government corporations and agencies	47,051	48,824
Mortgage-backed securities of U.S. government corporations and agencies	39,328	42,647

Debt Securities	344,791	358,281
Marketable equity securities	9,632	10,990

Total	$354,423	$369,271

At June 30, 2012 and December 31, 2011, securities with principal amounts of $258.6 million and $233.9 million, respectively, were pledged to secure repurchase agreements, public funds, trust fund deposits and commercial loan interest rate swap contracts.

NOTE 6. LOANS AND LOANS HELD FOR SALE

The following table presents the composition of loans for the periods stated:

(in thousands)	June 30, 2012	December 31, 2011

Commercial:
Commercial real estate	$1,401,751	$1,415,333
Commercial and industrial	717,107	685,753
Commercial construction	162,872	188,852

Total Commercial Loans	2,281,730	2,289,938

Consumer:
Home equity	434,329	411,404
Residential mortgage	398,412	358,846
Installment and other consumer	78,768	67,131
Consumer construction	2,208	2,440

Total Consumer Loans	913,717	839,821

Total Portfolio Loans	3,195,447	3,129,759
Allowance for loan losses	(46,689)	(48,841)

Total Portfolio Loans, net	3,148,758	3,080,918
Loans held for sale	2,275	2,850

Total Loans, Net	$3,151,033	$3,083,768

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE – continued

We attempt to limit our exposure to credit risk by diversifying our loan portfolio and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by monitoring the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these classes. Total commercial loans represent 71 percent and 73 percent of total portfolio loans at June 30, 2012 and December 31, 2011, respectively. Within the commercial portfolio, the commercial real estate, or CRE, and commercial construction portfolios combined comprise 69 percent of total commercial loans and 49 percent of total portfolio loans at June 30, 2012 and 70 percent of total commercial loans and 51 percent of total portfolio loans at December 31, 2011. Further segmentation of the CRE and commercial construction portfolios by industry and collateral type reveal no concentration in excess of 10 percent of total loans. The majority of both commercial and consumer loans are made to businesses and individuals in our Western Pennsylvania market, resulting in a geographic concentration. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Only the CRE and commercial construction portfolios combined have any significant out-of-state exposure, with 19 percent of the combined portfolio and 9 percent of total loans being out-of-state loans at June 30, 2012 and 19 percent of the combined portfolio and 10 percent of total loans being out-of-state loans at December 31, 2011. Management believes underwriting guidelines and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be granted, the related loan is classified as a troubled debt restructuring, or TDR. We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms generally include reductions in contractual interest rates, principal deferment and extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics. These modifications are generally for longer term periods that would not be considered insignificant. While unusual, there may be instances of loan principal forgiveness. We individually evaluate all substandard commercial loans that experienced a forbearance or change in terms agreement, as well as all substandard consumer and residential mortgage loans that entered into an agreement to modify their existing loan.

All TDRs are considered to be impaired loans and will be reported as impaired loans for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement. Further, all impaired loans are reported as nonaccrual loans unless the loan is a TDR that has met the requirements to be returned to accruing status. TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring. We did not return any TDRs to accruing status during the three and six months ended June 30, 2012.

The following table summarizes the restructured loans for the periods presented:

	June 30, 2012			December 31, 2011
(in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs

Commercial real estate	$15,676	$10,977	$26,653	$22,284	$10,871	$33,155
Commercial and industrial	8,462	792	9,254	6,180	—	6,180
Commercial construction	11,639	8,808	20,447	19,682	2,943	22,625
Home equity	—	6	6	—	—	—
Residential mortgage	1,763	4,663	6,426	1,570	4,370	5,940

Total	$37,540	$25,246	$62,786	$49,716	$18,184	$67,900

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE – continued

The following table presents the restructured loans for the period stated:

	Three Months Ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment

(in thousands)

Commercial real estate	2	$735	$730	$(5)
Commercial and industrial	2	2,576	2,480	(96)
Commercial construction	—	—	—	—
Residential mortgage	1	475	464	(11)

Total	5	$3,786	$3,674	$(112)

(1) Excludes loans that were paid off or charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

There were $3.8 million of additions to TDRs during the second quarter of 2012 and no new TDRs for the first quarter of 2012. We acquired $1.7 million of TDRs from the acquisition of Mainline in the first quarter of 2012 of which $1.3 million are remaining. During the second quarter of 2012, we modified $0.2 million of commercial and industrial loans and $1.2 million of commercial real estate loans for financially troubled borrowers that were not considered to be TDRs, bringing the year to date totals to $3.0 million and $1.5 million, respectively. Modifications primarily represented insignificant delays in the timing of payments that were not considered to be concessions.

Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. During the three and six month periods ending June 30, 2012 we had two TDRs totaling $0.5 million and ten totaling $5.1 million, respectively, go into default.

The following table is a summary of nonperforming assets for the periods presented:

(in thousands)	June 30, 2012	December 31, 2011

Nonperforming Assets
Nonaccrual loans	$43,867	$37,931
Nonaccrual TDRs	25,246	18,184

Total nonperforming loans	69,113	56,115
OREO	2,920	3,967

Total Nonperforming Assets	$72,033	$60,082

Other real estate owned, or OREO which is included in other assets in the Consolidated Balance Sheets consists of 16 properties with two properties comprising $2.0 million or 67 percent of the balance. It is our policy to obtain OREO appraisals on an annual basis.

NOTE 7. ALLOWANCE FOR LOAN LOSSES

We maintain an allowance for loan losses, or ALL, at a level determined to be adequate to absorb estimated probable credit losses inherent in the loan portfolio as of the balance sheet date. We develop and document a systematic ALL methodology based on the following portfolio segments: 1) CRE, 2) Commercial & Industrial, or C&I, 3) Commercial Construction, 4) Consumer Real Estate and 5) Other Consumer. The following are key risks within each portfolio segment:

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

We further assess risk within each portfolio segment by pooling loans with similar risk characteristics. For the commercial loan classes, the most important indicator of risk is the internally assigned risk rating, including pass, special mention and substandard. Consumer loans are pooled by type of collateral. Home equity and residential mortgage loans are pooled by first or second lien positions and loan to value. Historical loss rates are applied to these loan pools to determine the component of the reserve for loans collectively evaluated for impairment of the ALL. Management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, nonperforming status and changes in risk ratings on a monthly basis.

The following tables present the age analysis of past due loans segregated by class of loans for the periods stated:

			June 30, 2012
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due	Total Loans

Commercial real estate	$1,361,761	$2,409	$ 1,665	$35,916	$39,990	$1,401,751
Commercial and industrial	697,846	1,769	10,742	6,750	19,261	717,107
Commercial construction	146,269	1,523	1,434	13,646	16,603	162,872
Home equity	428,379	2,062	491	3,397	5,950	434,329
Residential mortgage	387,350	1,480	618	8,964	11,062	398,412
Installment and other consumer	78,323	317	87	41	445	78,768
Consumer construction	1,809	—	—	399	399	2,208

Totals	$3,101,737	$9,560	$15,037	$69,113	$93,710	$3,195,447

			December 31, 2011
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due	Total Loans

Commercial real estate	$1,374,580	$7,657	$1,448	$31,648	$40,753	$1,415,333
Commercial and industrial	672,899	3,583	1,701	7,570	12,854	685,753
Commercial construction	182,305	—	—	6,547	6,547	188,852
Home equity	405,578	2,199	691	2,936	5,826	411,404
Residential mortgage	349,214	1,240	1,163	7,229	9,632	358,846
Installment and other consumer	66,675	382	70	4	456	67,131
Consumer construction	2,259	—	—	181	181	2,440

Totals	$3,053,510	$15,061	$5,073	$56,115	$76,249	$3,129,759

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

Substandard—A substandard loan is not adequately protected by the current net worth and paying capacity of the borrower or by the collateral pledged, if any. Substandard loans have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings for the periods presented:

	June 30, 2012
(in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total

Pass	$1,240,989	88.5	$633,783	88.4	$115,801	71.1	$1,990,573	87.2
Special mention	59,286	4.2	29,927	4.2	14,610	9.0	103,823	4.6
Substandard	101,476	7.3	53,397	7.4	32,461	19.9	187,334	8.2

Total	$1,401,751	100.0	$717,107	100.0	$162,872	100.0	$2,281,730	100.0

	December 31, 2011
(in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total

Pass	$1,229,005	86.8	$600,895	87.6	$136,270	72.1	$1,966,170	85.9
Special mention	84,400	6.0	33,135	4.8	17,106	9.1	134,641	5.9
Substandard	101,928	7.2	51,723	7.6	35,476	18.8	189,127	8.2

Total	$1,415,333	100.0	$685,753	100.0	$188,852	100.0	$2,289,938	100.0

We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.

The following tables indicate the recorded investment in consumer loan classes by performing and nonperforming status for the periods presented

	June 30, 2012
(in thousands)	Home Equity	Residential Mortgage	Installment and other consumer	Consumer Construction	Totals

Performing	$430,932	$389,448	$78,727	$1,809	$900,916
Nonperforming	3,397	8,964	41	399	12,801

Total	$434,329	$398,412	$78,768	$2,208	$913,717

	December 31, 2011
(in thousands)	Home Equity	Residential Mortgage	Installment and other consumer	Consumer Construction	Totals

Performing	$408,468	$351,617	$67,127	$2,259	$829,471
Nonperforming	2,936	7,229	4	181	10,350

Total	$411,404	$358,846	$67,131	$2,440	$839,821

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

The following tables present investments in loans considered to be impaired and related information on those impaired loans for the periods presented:

				June 30, 2012
	June 30, 2012			Three Months Ended		Six Months Ended
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$5,576	$5,920	$642	$5,918	$150	$5,228	$194
Commercial and industrial	910	910	433	910	4	2,328	9
Commercial construction	3,016	4,762	931	4,207	(3)	6,374	30
Consumer real estate	—	—	—	—	—	—	—

Total with a related allowance recorded	9,502	11,592	2,006	11,035	151	13,930	233

Without a related allowance recorded:
Commercial real estate	41,599	52,387	—	43,695	337	45,517	647
Commercial and industrial	12,936	14,177	—	13,535	129	10,968	164
Commercial construction	21,846	29,219	—	24,314	189	22,714	337
Consumer real estate	6,432	7,203	—	7,087	40	6,869	61

Total without a related allowance recorded	82,813	102,986	—	88,631	695	86,068	1,209

Total:
Commercial real estate	47,175	58,307	642	49,613	487	50,745	841
Commercial and industrial	13,846	15,087	433	14,445	133	13,296	173
Commercial construction	24,862	33,981	931	28,521	186	29,088	367
Consumer real estate	6,432	7,203	—	7,087	40	6,869	61

Total	$92,315	$114,578	$2,006	$99,666	$846	$99,998	$1,442

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

	December 31, 2011			Year Ended December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$9,049	$9,276	$3,487	$12,045	$320
Commercial and industrial	4,207	4,207	1,116	3,497	77
Commercial construction	1,975	1,975	942	3,326	4
Consumer real estate	—	—	—	173	—

Total with a Related Allowance Recorded	15,231	15,458	5,545	19,041	401

Without a related allowance recorded:
Commercial real estate	41,058	47,874	—	34,965	1,415
Commercial and industrial	7,784	7,784	—	4,128	132
Commercial construction	24,024	24,375	—	8,856	496
Consumer real estate	5,939	6,545	—	2,617	195

Total without a Related Allowance Recorded	78,805	86,578	—	50,566	2,238

Total:
Commercial real estate	50,107	57,150	3,487	47,010	1,735
Commercial and industrial	11,991	11,991	1,116	7,625	209
Commercial construction	25,999	26,350	942	12,182	500
Consumer real estate	5,939	6,545	—	2,790	195

Total	$94,036	$102,036	$5,545	$69,607	$2,639

As of June 30, 2012, commercial real estate loans of $47.2 million comprised 51 percent of the total impaired loans of $92.3 million. These impaired loans are collateralized primarily by commercial real estate properties such as retail or strip malls, office buildings, hotels and various other types of commercial purpose properties. These loans are generally considered collateral dependent and charge-offs are recorded when a confirmed loss exists. Approximately $11.6 million of charge-offs have been recorded relating to these commercial real estate loans over the life of these loans. It is our policy to order appraisals on an annual basis on impaired loans or sooner if facts and circumstances warrant otherwise. As of June 30, 2012, an estimated fair value less cost to sell of approximately $57.8 million existed for commercial real estate impaired loans. We have current appraisals on all but $9.5 million of the $47.2 million of impaired commercial real estate loans. These $9.5 million of loans do not have updated appraisals primarily as a result of a bankruptcy proceedings that we are awaiting resolution. Appraisals outdated greater than 16 months are generally discounted an additional 10 percent to estimate the impact of the aged appraisal, unless management is aware of other facts and circumstances that would imply a different discount should be applied. In determining this discount, management considers the market area of the collateral, the condition of the collateral and any other relevant factors that could impact the collateral value.

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended June 30, 2012
(in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$24,297	$11,864	$7,684	$3,162	$820	$47,827
Charge-offs	(2,464)	(2,471)	(3,016)	(447)	(218)	(8,616)
Recoveries	142	144	—	60	108	454

Net (Charge-offs)/ Recoveries	(2,322)	(2,327)	(3,016)	(387)	(110)	(8,162)

Provision for loan losses	2,721	2,337	1,270	626	70	7,024

Balance at End of Period	$24,696	$11,874	$5,938	$3,401	$780	$46,689

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

	Three Months Ended June 30, 2011
(in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$39,686	$10,691	$6,864	$3,226	$1,196	$61,663
Charge-offs	(3,992)	(1,468)	(205)	(707)	(271)	(6,643)
Recoveries	53	29	1,636	79	90	1,887

Net (Charge-offs)/ Recoveries	(3,939)	(1,439)	1,431	(628)	(181)	(4,756)

Provision for loan losses	294	3,704	(3,536)	677	(42)	1,097

Balance at End of Period	$36,041	$12,956	$4,759	$3,275	$973	$58,004

	Six Months Ended June 30, 2012
(in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$29,804	$11,274	$3,703	$3,166	$894	$48,841
Charge-offs	(5,574)	(3,968)	(8,291)	(960)	(478)	(19,271)
Recoveries	178	248	99	109	189	823

Net (Charge-offs)/ Recoveries	(5,396)	(3,720)	(8,192)	(851)	(289)	(18,448)

Provision for loan losses	288	4,320	10,427	1,086	175	16,296

Balance at End of Period	$24,696	$11,874	$5,938	$3,401	$780	$46,689

	Six Months Ended June 30, 2011
(in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$30,425	$9,777	$5,904	$3,962	$1,319	$51,387
Charge-offs	(4,456)	(1,740)	(878)	(1,631)	(478)	(9,183)
Recoveries	577	124	2,347	825	190	4,063

Net (Charge-offs)/ Recoveries	(3,879)	(1,616)	1,469	(806)	(288)	(5,120)

Provision for loan losses	9,495	4,795	(2,614)	119	(58)	11,737

Balance at End of Period	$36,041	$12,956	$4,759	$3,275	$973	$58,004

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the ALL and recorded investments in loans by category for the periods presented:

	June 30, 2012
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	642	$24,054	$24,696	$47,175	$1,354,576	$1,401,751
Commercial and industrial	433	11,441	11,874	13,846	703,261	717,107
Commercial construction	931	5,007	5,938	24,862	138,010	162,872
Consumer real estate	—	3,401	3,401	6,432	828,517	834,949
Other consumer	—	780	780	—	78,768	78,768

Total	$2,006	$44,683	$46,689	$92,315	$3,103,132	$3,195,447

	December 31, 2011
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$3,487	$26,317	$29,804	$50,107	$1,365,226	$1,415,333
Commercial and industrial	1,116	10,158	11,274	11,991	673,762	685,753
Commercial construction	942	2,761	3,703	25,999	162,853	188,852
Consumer real estate	—	3,166	3,166	5,939	766,751	772,690
Other consumer	—	894	894	—	67,131	67,131

Total	$5,545	$43,296	$48,841	$94,036	$3,035,723	$3,129,759

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Swaps

Interest rate swaps are contracts in which a series of interest rate flows (fixed and variable) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged. We utilize interest rate swaps for commercial loans. These derivative positions relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a same notional amount at a fixed rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate loan and we receive a variable yield. These agreements could have floors or caps on the contracted interest rates.

Pursuant to our agreements with various financial institutions, we may receive collateral or may be required to post collateral based upon mark-to-market positions. Beyond unsecured threshold levels, collateral in the form of cash or securities may be made available to counterparties of swap transactions. Based upon our current positions and related future collateral requirements relating to them, we believe any affect on our cash flow or liquidity position is likely to be immaterial. Derivatives contain an element of credit risk, the possibility that we will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by our Asset Liability Committee, or ALCO, and derivatives with customers may only be executed with customers within credit exposure limits. Interest rate swaps are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Consolidated Statements of Income.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

Interest Rate Lock Commitments and Forward Sale Contracts

In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan market. We offer interest rate lock commitments to potential borrowers. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. However, if the borrower accepts the guaranteed rate, we can encounter pricing risk if interest rates increase significantly before the loan can be closed and sold. We may utilize forward sale contracts in order to mitigate this pricing risk. The rate lock is executed between the mortgagee and us, and generally these rate locks are bundled. A forward sale contract is then executed between us and the investor. Both the interest rate lock commitment bundle and the corresponding forward sale contract are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in mortgage banking in the Consolidated Statements of Income.

The following table indicates the amounts representing the value of derivative assets and derivative liabilities for the periods presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(in thousands)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011

Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts-Commercial Loans
Fair value	$24,797	$23,764	$24,489	$23,639
Notional amount	201,350	189,868	201,350	189,868
Collateral posted	—	—	19,176	20,273
Interest Rate Lock Commitments-Mortgage Loans
Fair value	616	244	—	—
Notional amount	17,891	7,093	—	—
Forward Sale Contracts-Mortgage Loans
Fair value	—	—	206	95
Notional amount	—	—	16,000	7,729

The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Derivatives not Designated as Hedging Instruments
Interest rate swap contracts - commercial loans	$43	$34	$183	$(66)
Interest rate lock commitments - mortgage loans	306	(7)	372	20
Forward sale contracts - mortgage loans	(180)	35	(111)	(425)

Total Derivative Gain (Loss)	$169	$62	$444	$(471)

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. BORROWINGS

Our short-term borrowings are for terms under one year and are comprised of retail and wholesale repurchase agreements, or REPOs, federal funds purchased and Federal Home Loan Bank, or FHLB, advances. Retail repurchase agreements are with our local retail customers and wholesale REPOs are agreements with other financial institutions. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. Federal funds purchased are unsecured overnight borrowings with other financial institutions. FHLB advances are for various terms secured by a blanket lien on residential mortgages and other real estate secured loans.

The following is a summary of short-term debt for the periods presented:

(in thousands)	June 30, 2012	December 31, 2011

Securities sold under repurchase agreements, retail	$46,740	$30,370
Federal Home Loan Bank advances	75,000	75,000

Total	$121,740	$105,370

In addition, we had a $5.0 million line of credit with S&T Bank secured by investments of another subsidiary of S&T. The line of credit had a variable rate based upon prime and was payable on demand. There were no funds drawn from this line of credit as of April 23, 2012 when the line of credit closed.

Long-term debt instruments are for original terms greater than one year and may be comprised of retail or wholesale REPOs, FHLB advances and junior subordinated debt securities. Long-term REPOs and FHLB advances have the same collateral requirements as their short-term equivalents.

The following is a summary of long-term debt for the periods presented:

(in thousands)	June 30, 2012	December 31, 2011

Long-term borrowings	$35,218	$31,874
Junior subordinated debt securities	90,619	90,619

Total	$125,837	$122,493

We had total long-term debt outstanding of $31.9 million at a fixed rate and $93.7 million at a variable rate at June 30, 2012, excluding a capital lease of $0.2 million that is included in long-term borrowings.

We had total borrowings at June 30, 2012 and December 31, 2011 at the FHLB of Pittsburgh of $110.0 million and $106.6 million, respectively. This consisted of $35.0 million in long term borrowings and $75.0 million in short-term borrowings at June 30, 2012. At June 30, 2012, we had a maximum borrowing capacity of $1.3 billion, with a remaining borrowing capacity of $1.1 billion with the FHLB of Pittsburgh.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event a customer does not satisfy the terms of their agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $2.1 million at June 30, 2012 and $1.2 million at December 31, 2011. The allowance for unfunded commitments increased due to elevated asset quality metrics, primarily related to our commercial construction commitments. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the customers.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 10. COMMITMENTS AND CONTINGENCIES – continued

The following table sets forth the commitments and letters of credit for the periods presented:

(in thousands)	June 30, 2012	December 31, 2011

Commitments to extend credit	$848,731	$816,160
Standby letters of credit	109,673	119,576

Total	$958,404	$935,736

Litigation

In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims will not have a material adverse effect on our consolidated financial position.

NOTE 11. EMPLOYEE BENEFITS

We maintain a defined benefit pension plan, or Plan, covering substantially all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years of employment. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future. At this time, we are not required to make a cash contribution to the Plan in 2012; however, we contributed $5.0 million to the Plan in December 2011. The expected long-term rate of return on Plan assets is 8.00 percent. Changes to the Plan were approved and implemented January 1, 2012. These changes include a lump sum distribution option for active participants and the eventual elimination of the Pension Purchase Option.

The following table summarizes the components of net periodic pension cost and other changes in Plan assets and benefit obligation recognized in other comprehensive gain/loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Service cost—benefits earned during the period	$727	$654	$1,454	$1,308
Interest cost on projected benefit obligation	1,076	1,044	2,152	2,087
Expected return on plan assets	(1,404)	(1,346)	(2,808)	(2,690)
Amortization of prior service cost (credit)	(33)	(1)	(65)	(3)
Recognized net actuarial loss	571	186	1,141	373

Net Periodic Pension Expense	$937	$537	$1,874	$1,075

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

The U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. We did not repurchase the warrant at the time of the Series A Preferred Stock redemption. The warrant expires on January 16, 2019.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 13. SEGMENTS

We have three reportable operating segments including Community Banking, Insurance and Wealth Management.

•

Our Community Banking segment offers services which include accepting time and demand deposit accounts, originating commercial and consumer loans and providing letters of credit and credit card services.

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

The following represents total assets by reportable segment:

(in thousands)	June 30, 2012	December 31, 2011

Community Banking	$4,337,080	$4,110,462
Insurance	9,100	8,192
Wealth Management	1,212	1,340

Total Assets	$4,347,392	$4,119,994

The following tables provide financial information for our three segments for the three month and six month periods ending June 30, 2012 and 2011. The financial results of the business segments include allocations for shared services based on an internal analysis that supports line of business performance measurement. Shared services include expenses such as employee benefits, occupancy expense, computer support and other corporate overhead. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

	Three Months Ended June 30, 2012
(in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$39,020	$—	$104	$246	$39,370
Interest expense	6,008	—	—	(457)	5,551

Net interest income (expense)	33,012	—	104	703	33,819
Provision for loan losses	7,023	—	—	—	7,023
Noninterest income	8,670	1,293	2,570	(2)	12,531
Noninterest expense	22,902	1,268	2,271	1,479	27,920
Depreciation expense	971	12	8	—	991
Amortization of intangible assets	405	13	15	—	433
Provision (benefit) for income taxes	1,998	—	163	(778)	1,383

Net Income (Loss)	$8,383	$—	$217	$—	$8,600

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 13. SEGMENTS – continued

	Three Months Ended June 30, 2011
(in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$41,708	$—	$66	$9	$41,783
Interest expense	7,224	73	—	(52)	7,245

Net interest income (expense)	34,484	(73)	66	61	34,538
Provision for loan losses	1,097	—	—	—	1,097
Noninterest income	7,500	1,394	2,183	37	11,114
Noninterest expense	20,030	1,240	1,709	1,051	24,030
Depreciation expense	1,095	15	8	—	1,118
Amortization of intangible assets	417	12	17	—	446
Provision (benefit) for income taxes	4,789	19	196	(953)	4,051

Net Income (Loss)	$14,556	$35	$319	$—	$14,910

	Six Months Ended June 30, 2012
(in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$78,252	$1	$206	$51	$78,510
Interest expense	11,904	—	—	(534)	11,370

Net interest income (expense)	66,348	1	206	585	67,140
Provision for loan losses	16,296	—	—	—	16,296
Noninterest income	17,500	2,714	4,981	406	25,601
Noninterest expense	49,263	2,721	4,637	2,689	59,310
Depreciation expense	1,918	25	15	—	1,958
Amortization of intangible assets	803	26	30	—	859
Provision (benefit) for income taxes	3,724	(20)	232	(1,698)	2,238

Net Income (Loss)	$11,844	$(37)	$273	$—	$12,080

	Six Months Ended June 30, 2011
(in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$83,848	$—	$159	$(32)	$83,975
Interest expense	14,549	146	—	(130)	14,565

Net interest income (expense)	69,299	(146)	159	98	69,410
Provision for loan losses	11,737	—	—	—	11,737
Noninterest income	14,882	2,727	4,269	262	22,140
Noninterest expense	41,545	2,503	3,436	2,435	49,919
Depreciation expense	2,169	29	17	—	2,215
Amortization of intangible assets	848	26	35	—	909
Provision (benefit) for income taxes	7,269	8	363	(2,075)	5,565

Net Income (Loss)	$20,613	$15	$577	$—	$21,205

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three month and six month periods ended June 30, 2012 and 2011. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.

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

Future Factors include:

•	changes in interest rates, spreads on interest-earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;
•	a prolonged period of low interest rates;
•	credit losses;
•	access to capital in the amounts, at the times and on the terms required to support our future businesses;
•	legislation affecting the financial services industry as a whole, and/or S&T in particular, including the effects of the Dodd-Frank Act;
•	regulatory supervision and oversight, including required capital levels, and public policy changes, including environmental regulations;
•	increasing price and product/service competition, including new entrants;
•	rapid technological developments and changes;
•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;
•	deterioration of the housing market and reduced demand for mortgages;
•	containing costs and expenses;
•	reliance on large customers;
•	the outcome of pending and future litigation and governmental proceedings;
•	managing our internal growth and acquisitions;
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

Critical Accounting Policies and Estimates

Our critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2012 have remained unchanged from the disclosures presented in our Annual Report on
Form 10-K for the year ended December 31, 2011 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a bank holding company headquartered in Indiana, Pennsylvania, with assets of approximately $4.3 billion at June 30, 2012. We provide a full range of financial services through offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson and Westmoreland counties of Western Pennsylvania. We provide full service retail and commercial banking products as well as cash management services, insurance, estate planning and administration, employee benefit plan investment management and administration and corporate and other fiduciary services. Our common stock trades on the Nasdaq Global Select Market under the symbol “STBA.”

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

We expanded our business through completion of one acquisition and entering into a definitive agreement for a second acquisition during the six months ended June 30, 2012, as described below:

Mainline Bancorp, Inc.

On March 9, 2012, we completed our acquisition of Mainline and the operations conversion of the bank holding company and its bank subsidiary, which was headquartered in Ebensburg, Pennsylvania. The Mainline acquisition, with the addition of eight branches, expands our market share and footprint throughout Cambria and Blair Counties of Western Pennsylvania. The transaction, valued at $27.8 million, added total assets of $236.2 million, including $129.5 million in loans and $206.0 million in deposits. Our year to date earnings were impacted by one-time merger related expenses of $4.3 million.

Gateway Bank of Pennsylvania

On March 29, 2012, we entered into a definitive agreement to acquire Gateway, based in McMurray, Pennsylvania. Gateway has approximately $124 million in assets and maintains two offices in Washington and Butler Counties of Western Pennsylvania. The transaction is expected to add approximately $100.0 million in loans and $100.5 million in deposits to our Consolidated Balance Sheet. The transaction, valued at approximately $21 million, is expected to close during the third quarter of 2012, after satisfaction of customary closing conditions, including regulatory approval and the approval of the shareholders of Gateway. The acquisition is expected to expand our existing footprint in the northern and southern suburbs of Pittsburgh.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Earnings Summary

Net income available to common shareholders for the quarter ended June 30, 2012 was $8.6 million resulting in diluted earnings per common share of $0.30 compared to net income of $13.4 million and $0.48 diluted earnings per common share in the second quarter of 2011. Net income available to common shareholders for the six months ended June 30, 2012 was $12.1 million resulting in diluted earnings per common share of $0.42 compared to net income of $18.1 million and $0.65 diluted earnings per common share for the same period in 2011. Our performance in both the first and second quarter of 2012 was significantly impacted by an elevated provision for loan losses. The increase in the provision for loan losses was a setback from the improvement we experienced around asset quality during the second half of 2011. Further impacting our performance in 2012 was one-time merger costs of $4.3 million related to the Mainline acquisition. Our net interest income declined $0.7 million from the second quarter of 2011 to the second quarter of 2012, as well as by $2.3 million from the six months ending June 30, 2011 to the six months ending June 30, 2012. Total interest-earning assets increased in 2012 compared to 2011, however, we continue to experience an unfavorable shift in our asset mix from loans to lower yielding interest-bearing deposits. Noninterest income increased $1.4 million compared to the second quarter of 2011, and increased by $3.5 million compared to the six month period ending June 30, 2011. The increased fee income is primarily due to increased fees in our wealth management and mortgage banking businesses. Mortgage rates remain at very attractive levels and continued customer demand resulted in a strong performance in 2012. Further impacting noninterest income was a large gain on an equity position sold and derivative and commercial swap fee income. Noninterest expense increased $3.8 million for the quarter ended June 30, 2012, while noninterest expense increased $9.1 million for the six month period ended June 30, 2012, primarily related to $4.3 million in one-time merger related expenses incurred with the acquisition of Mainline and higher employee costs.

We will continue to focus on improving our asset quality as it continues to be the primary driver of our earnings. We remain diligent and focused on monitoring our nonperforming assets. We continually strive to be well positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management regularly assesses our balance sheet, capital, liquidity and operation infrastructures in order to be positioned to take advantage of internal or acquisition growth.

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

We believe the presentation of net interest income on a fully taxable equivalent basis, or FTE, ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Income is reconciled to net interest income adjusted to a FTE basis for the three and six month periods ended June 30, 2012 and 2011 on page 37.

Operating revenue is the sum of net interest income and noninterest income less securities gains. In order to understand the significance of net interest income to our business and operating results, we believe it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2012 Compared to

Three Months and Six Months Ended June 30, 2011

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 73 percent and 74 percent of operating revenue (net interest income plus noninterest income, excluding securities gains) for the three and six month periods ending June 30, 2012 and 76 percent of operating revenue for both periods of 2011. Refer to “Explanation of Use of Non-GAAP Financial Measures” above for a discussion of operating revenue as a non-GAAP financial measure. The level and mix of interest-earning assets and interest-bearing liabilities are continually monitored by our Asset Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table reconciles interest income per the Consolidated Statements of Income to net interest income adjusted to a FTE basis:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011

Interest income per Consolidated Statements of Income	$39,370	$41,783	$78,510	$83,975
Adjustment to fully taxable-equivalent basis	1,129	1,014	2,258	2,052

Interest Income adjusted to Fully Taxable Equivalent Basis	40,499	42,797	80,768	86,027
Interest expense per Consolidated Statements of Income	5,551	7,245	11,370	14,565

Net Interest Income adjusted to Fully Taxable Equivalent Basis (non-GAAP)	$34,948	$35,552	$69,398	$71,462

Average Balance Sheets and Net Interest Income Analyses

The following tables provide information regarding the average balances, interest and yields earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the three month and six month periods ended June 30, 2012 and June 30, 2011:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(in thousands)	Balance	Income	Rate	Balance	Income	Rate

ASSETS
Loans (1)	$3,203,349	$37,265	4.67%	$3,247,998	$39,636	4.89%
Interest-bearing deposits with banks	330,647	184	0.22%	97,543	58	0.24%
Securities (1)	387,305	3,050	3.15%	361,177	3,103	3.44%

Total Interest-earning Assets	3,921,301	40,499	4.14%	3,706,718	42,797	4.63%
Noninterest-earning assets	404,124			368,763

Total Assets	$4,325,425			$4,075,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	$1,489,524	$805	0.22%	$1,268,085	$506	0.16%
Certificates of deposit	1,146,931	3,671	1.28%	1,202,346	5,450	1.82%
Borrowed funds < 1 year	121,507	67	0.22%	43,465	15	0.14%
Borrowed funds > 1 year	125,153	1,008	3.23%	123,541	1,274	4.14%

Total Interest-bearing Liabilities	2,883,115	5,551	0.77%	2,637,437	7,245	1.10%
Noninterest-bearing liabilities:
Demand deposits	864,437			804,199
Shareholders’ equity/other	577,873			633,845

Total Liabilities and Shareholders’ Equity	$4,325,425			$4,075,481

Net Interest Income(1)		$34,948			$35,552

Net Yield on Interest-earning Assets(1)			3.57%			3.85%

(1) The yield on interest-earning assets and the net interest margin are presented on a FTE and annualized basis. Net interest income is presented on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities using the federal statutory tax rate of 35 percent for each period presented. We believe this measure to be the preferred industry measurement that provides a relevant comparison between taxable and non-taxable amounts.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(in thousands)	Balance	Income	Rate	Balance	Income	Rate

ASSETS
Loans (1)	$3,169,433	$74,287	4.70%	$3,286,090	$79,963	4.91%
Interest-bearing deposits with banks	280,944	297	0.21%	76,377	89	0.23%
Securities (1)	384,428	6,184	3.22%	345,585	5,975	3.46%

Total Interest-earning Assets	3,834,805	80,768	4.22%	3,708,052	86,027	4.68%
Noninterest-earning assets	399,850			373,363

Total Assets	$4,234,655			$4,081,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	$1,445,686	$1,420	0.20%	$1,281,580	$1,076	0.17%
Certificates of deposit	1,139,809	7,806	1.37%	1,216,675	10,943	1.81%
Borrowed funds < 1 year	117,225	125	0.21%	43,026	31	0.14%
Borrowed funds > 1 year	123,684	2,019	3.27%	121,649	2,515	4.17%

Total Interest-bearing Liabilities	2,826,404	11,370	0.81%	2,662,930	14,565	1.10%
Noninterest-bearing liabilities:
Demand deposits	836,950			785,991
Shareholders’ equity/other	571,301			632,494

Total Liabilities and Shareholders’ Equity	$4,234,655			$4,081,415

Net Interest Income(1)		$69,398			$71,462

Net Yield on Interest-earning Assets(1)			3.63%			3.88%

(1) The yield on interest-earning assets and the net interest margin are presented on a FTE and annualized basis. Net interest income is presented on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities using the federal statutory tax rate of 35 percent for each period presented. We believe this measure to be the preferred industry measurement that provides a relevant comparison between taxable and non-taxable amounts.

When comparing the quarter and year to date ended June 30, 2012 to the same periods of 2011 on a FTE basis, net interest income and net interest margin decreased by $0.6 million and $2.1 million, or 28 basis points and 25 basis points, respectively. The decline in the net interest margin is a result of loan replacement volume at lower interest rates and an unfavorable shift in asset mix from loans to lower yielding interest-bearing deposits with banks, offset in part by lower offer rates on maturing certificates of deposit, or CDs. The acquisition of Mainline had a positive impact on net interest income in the second quarter of 2012 due to adding a full quarter of interest earning assets.

Average loans decreased by $44.6 million and $116.7 million and the FTE yield decreased by 22 basis points and 21 basis points for the quarter and year to date periods ending June 30, 2012 as compared to the same periods in the prior year. Average loans decreased despite the addition of $129.5 million in loans in March 2012 from the Mainline acquisition. The decrease in average loans is a result of the continuation of loan paydowns outpacing current loan originations. Interest-bearing deposits with banks increased by $233.1 million and $204.6 million and securities increased by $26.1 million and $38.8 million for the quarter and year to date ended June 30, 2012 as compared to the same periods in 2011. Slow loan growth continues to negatively impact our net interest margin. Further, the interest rates on new loans are significantly less than the loans being replaced from early payoffs and normal amortization. Overall, the FTE yield on interest-earning assets decreased 49 basis points and 46 basis points to 4.14 percent and 4.22 percent, for the three and six month periods ending June 30, 2012, as compared to the prior year.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Average interest-bearing deposits increased by $166.0 million and $87.2 million due to increases of $221.4 million and $164.1 million in NOW/money market/savings deposits, offset by decreases of $55.4 million and $76.9 million in CDs for the three and six month periods ended June 30, 2012 compared to the three and six month periods ended June 30, 2011. We had an increase in our customer deposits primarily due to the addition of $206.0 million in deposits from the Mainline acquisition in March 2012. The cost of interest-bearing deposits for the three and six month periods ended June 30, 2012 was 0.68 percent and 0.71 percent, a decrease of 29 and 24 basis points from the previous year due to lower rates paid on CDs and a shift from CDs to core deposits. Average borrowings increased by $79.7 million and $76.2 million and the yield decreased by 137 basis points and 175 basis points for the quarter and year to date periods ending June 30, 2012 as compared to the same periods in the prior year. The increase in average borrowing is mainly due to short term funding utilized as a partial replacement for the CPP redemption on December 7, 2011. The decrease in the yield of average borrowings is due to the increase in lower cost short term funding and the repricing of $25.0 million of subordinated debt in September of 2011.

Overall, the yield on interest-bearing liabilities decreased 33 basis points to 0.77 percent for the three months ended June 30, 2012 and 29 basis points to 0.81 percent for the six months ended June 30, 2012.

Net interest income was negatively impacted by $31.1 million and $36.7 million decreases in average net free funds for the quarter and year to date ended June 30, 2012, respectively when compared to the same periods in the prior year. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest driver of the decrease in net free funds was in shareholders’ equity, due to our redemption of $108.7 million in preferred stock from the CPP in the fourth quarter of 2011, and to a lesser extent an increase in noninterest-earning assets. Noninterest-bearing demand deposits increased as a result of the low interest rate environment, marketing efforts for new demand accounts, corporate cash management services and the unlimited FDIC deposit insurance protection provided by the Dodd-Frank Act.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2012 Compared to June 30, 2011(2)			Six Months Ended June 30, 2012 Compared to June 30, 2011(2)
(in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Loans (1)	$(545)	$(1,826)	$(2,371)	$(2,839)	$(2,838)	$(5,676)
Interest-bearing deposits with banks	138	(12)	126	239	(31)	208
Securities (1)	225	(278)	(53)	672	(462)	209

Total Interest-earning Assets	(182)	(2,116)	(2,298)	(1,928)	(3,331)	(5,259)

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	89	210	299	138	206	344
Certificates of deposit	(251)	(1,528)	(1,779)	(691)	(2,446)	(3,137)
Borrowed funds < 1 year	27	25	52	53	41	94
Borrowed funds > 1 year	17	(283)	(266)	42	(538)	(496)

Total Interest-bearing Liabilities	(118)	(1,576)	(1,694)	(458)	(2,737)	(3,195)

Net Interest Income (1)	$(64)	$(540)	$(604)	$(1,470)	$(594)	$(2,064)

(1) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2012 and 2011.

(2) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Provision for Loan Losses

The provision for loan losses is the amount to be added to the allowance for loan losses, or ALL, after adjusting for charge-offs and recoveries to bring the ALL to a level considered by management appropriate to absorb probable losses inherent in the loan portfolio at June 30, 2012. The provision for loan losses increased $5.9 million in the second quarter and $4.6 million in the first six months of 2012 as compared to the same periods in 2011. The provision for loan losses was elevated for both the first and second quarter of 2012 primarily due to significant net loan charge-offs including $8.2 million in the second quarter of 2012 compared to $4.8 million in the same period of 2011 and $18.4 million of net loan charge-offs for the first six months of 2012 compared to $5.1 million for the same period in 2011. Included in the total $18.4 million of net loan charge-offs was $8.2 million of net charge-offs in our commercial construction loan portfolio as projects in this portfolio have slowed due to the economic environment and as a result, appraisals are coming in at lower values. The allowance for loans losses was 1.46 percent of total loans at June 30, 2012 compared to 1.81 percent at June 30, 2011. Refer to “Allowance for Loan Losses” later in this MD&A for additional discussion.

Noninterest Income

	Three Months Ended June 30			Six Months Ended June 30
(in thousands)	2012	2011	$ Change	2012	2011	$ Change

Debit and credit card fees	$2,839	$2,739	$100	$5,506	$5,384	$122
Wealth management fees	2,577	2,144	433	4,996	4,194	802
Service charges on deposit accounts	2,432	2,389	43	4,841	4,673	168
Insurance fees	2,111	2,181	(70)	4,323	4,313	10
Mortgage banking	705	246	459	1,376	871	505
Securities gains (losses), net	6	(56)	62	846	(43)	889
Other	1,861	1,471	390	3,713	2,748	965

Total Noninterest Income	$12,531	$11,114	$1,417	$25,601	$22,140	$3,461

Noninterest income increased $1.4 million to $12.5 million in the second quarter of 2012 compared to the second quarter of 2011, and $3.5 million to $25.6 million in the year to date period as compared to the same period in 2011, with increases for both periods in almost all noninterest income categories. The primary drivers were increases in wealth management fees, mortgage banking fees and other noninterest income in both the three and six month periods ending June 30, 2012, as well as in securities gains in the year to date period. Wealth management fees increased $0.4 million and $0.8 million for the three and six month periods respectively. Our wealth management fees have increased as a result of additional resources added to grow this business. Mortgage rates remain at very attractive levels and continued strong customer demand resulted in increased mortgage banking fees in both the three months and six months ended June 30, 2012. Other noninterest income has increased $0.4 million for the three months ended June 30, 2012 and $1.0 million for the six months ended June 30, 2012 primarily as a result of fees associated with interest rate swap agreements with our customers. The $0.9 million in year to date securities gains relates to the sale of one equity position during the first quarter as a result of an increase in value after a recent merger.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Noninterest Expense

	Three Months Ended June 30			Six Months Ended June 30
(in thousands)	2012	2011	$ Change	2012	2011	$ Change

Salaries and employee benefits (1)	$14,595	$12,571	$2,024	$29,316	$25,891	$3,425
Data processing (1)	1,876	1,681	195	3,500	3,185	315
Net occupancy	1,832	1,738	94	3,616	3,595	21
Professional services and legal (1)	1,168	1,298	(130)	2,753	2,886	(133)
Joint venture amortization	1,171	849	322	2,065	1,589	476
Furniture and equipment	1,209	1,365	(156)	2,447	2,542	(95)
Other taxes	777	903	(126)	1,551	1,805	(254)
Marketing	655	706	(51)	1,397	1,308	89
FDIC assessment	719	917	(198)	1,327	2,143	(816)
Merger related expense	341	—	341	4,255	—	4,255
Other noninterest expense (1)	5,001	3,566	1,435	9,900	8,099	1,801

Total Noninterest Expense	$29,344	$25,594	$3,750	$62,127	$53,043	$9,084

(1) Excludes merger related expense

Noninterest expense increased $3.8 million in the second quarter and $9.1 million in the first six months of 2012 as compared to the same periods in 2011. The one-time merger related expenses of $3.9 million during the first quarter and an additional $0.4 million in the second quarter of 2012 are composed of $1.8 million in change in control, severance and other employee costs, $1.9 million in data processing contract termination and conversion costs and $0.6 million in legal, professional and other expenses.

In addition to the merger related expenses, we experienced other increases in expenses for both the three and six month periods ended June 30, 2012. Salaries and employee benefits increased in both periods as a result of annual merit increases that were effective January 1, 2012 and the addition of employees from Mainline. Our pension expense increased $0.4 million quarterly in 2012 due to an increase in our pension liability as a result of a significant decrease of 100 basis points in our discount rate from the prior year. Data processing expense increased $0.2 million and $0.3 million in the three and six month periods ending June 30, 2012 as compared to the same periods in 2011 primarily related to the increased customer base following the Mainline acquisition. The increase of joint venture amortization in both the three and six month periods is primarily the result of a $0.3 million impairment charge recorded on a low income housing joint venture where the benefit of the tax credits had been fully utilized and no future benefits are expected to be realized. We are seeing the benefit of Neighborhood Assistance Projects contributions that qualified us for a Pennsylvania tax credit that lowered our other tax expense, as well as provided a federal tax deduction. We benefited from a lower FDIC assessment as a result of change in methodology by the FDIC that went into effect April 1, 2011. Other noninterest expense increased in both the three and six month periods due to an increase in our reserve for unfunded commitments and higher OREO expense and losses on properties sold compared to the prior year. The reserve for unfunded commitments has increased as a result of elevated asset quality metrics, specifically related to our construction commitments. Additionally, we have experienced higher OREO expense and several losses on sales in 2012 compared to both the three and six month periods ended in 2011.

Provision for Income Taxes

The provision for income taxes decreased $2.7 million to $1.4 million for the second quarter of 2012 and $3.3 million to $2.2 million for the six months ending June 30, 2012, as compared to $4.1 million for the second quarter and $5.6 million in the year to date period during the prior year. The year to date 2012 effective tax rate decreased to 15.6 percent as compared to 20.8 percent in 2011. The annual effective tax rate decreased because tax-exempt income remained relatively constant and tax credits increased on a declining pretax income.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Financial Condition

June 30, 2012

Our total assets increased by $227.4 million to $4.3 billion at June 30, 2012 as compared to $4.1 billion at December 31, 2011. This increase was a result of the acquisition of Mainline, which added total assets of $236.2 million. Our commercial loan portfolio continues to experience decreases primarily due to soft demand, loan pay downs and planned run-off of certain loans to reduce our risk. Our deposits increased $182.1 million from December 31, 2011, primarily due to the acquisition of Mainline, which added $206.0 million to our deposit base.

Securities Activity

(in thousands)	June 30, 2012	December 31, 2011	$ Change

Obligations of U.S. government corporations and agencies	$173,415	$142,786	$30,629
Collateralized mortgage obligations of U.S. government corporations and agencies	48,824	65,395	(16,571)
Mortgage-backed securities of U.S. government corporations and agencies	42,647	48,752	(6,105)
Obligations of states and political subdivisions	93,395	88,805	4,590

Debt Securities Available-for-Sale	358,281	345,738	12,543
Marketable equity securities	10,990	11,858	(868)

Total Securities Available-for-Sale	$369,271	$357,596	$11,675

We invest in various securities in order to provide a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Risks associated with various securities are managed in accordance with investment policies approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $11.7 million from December 31, 2011 despite the addition of the former Mainline securities portfolio of $73.3 million. Almost all of Mainline’s securities were sold immediately following the merger.

On a quarterly basis, management evaluates securities for other than temporary impairment, or OTTI, in accordance with the applicable accounting guidance for investments reported at fair value. There were no significant impairment charges during the first half of 2012.

Loan Composition

	June 30, 2012		December 31, 2011
(in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	1,401,751	43.9%	1,415,333	45.2%
Commercial and industrial	717,107	22.4%	685,753	21.9%
Construction	162,872	5.1%	188,852	6.1%

Total Commercial Loans	2,281,730	71.4%	2,289,938	73.2%

Consumer
Home equity	$434,329	13.6%	$411,404	13.1%
Residential mortgage	398,412	12.5%	358,846	11.5%
Installment and other consumer	78,768	2.4%	67,131	2.1%
Construction	2,208	0.1%	2,440	0.1%

Total Consumer Loans	913,717	28.6%	839,821	26.8%

Total Portfolio Loan	3,195,447	100.0%	3,129,759	100.0%

Allowance for loan losses	(46,689)		(48,841)

Total Portfolio Loans, net	3,148,758		3,080,918
Loans Held for Sale	2,275		2,850

Total Loans	$3,151,033		$3,083,768

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

Portfolio loans increased by $65.7 million between December 31, 2011 and June 30, 2012, primarily due to the addition of $129.5 million in loans from the Mainline acquisition, offset by loan pay downs, primarily in the commercial loan portfolio. Given the current economic environment, commercial loan growth is expected to remain a challenge throughout the remainder of 2012.

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

We designate specific loan originations, generally longer-term, lower-yielding 1-4 family mortgages, as held for sale and sell them to Federal National Mortgage Association, or Fannie Mae. The rationale for these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. One year ago, we began to retain within the loan portfolio 10 and 15 year mortgages that had been priced and underwritten for sale in the secondary market. During the six months ended June 30, 2012 and 2011, we sold $38.0 million and $41.1 million, respectively, of 1-4 family mortgages and currently service $327.8 million of secondary market mortgage loans to Fannie Mae at June 30, 2012. We intend to continue to sell longer-term loans to Fannie Mae.

Allowance for Loan Losses

We maintain an allowance for loan losses, or ALL, at a level determined to be adequate to absorb estimated probable credit losses inherent within the loan portfolio as of the balance sheet date. Determination of an adequate ALL is subjective, as it requires estimations of the occurrence of future events, as well as the timing of such events. The methodology for determining the ALL has two main components: evaluation and impairment tests of individual loans and evaluation of certain groups of homogeneous loans with similar risk characteristics.

An inherent risk to the loan portfolio as a whole is the condition of the local economy. In addition, each loan segment carries with it risks specific to the segment. The following is a discussion of the key risks by portfolio segment that management assesses in determining the ALL.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Consumer real estate loans are secured by 1-4 family residences, including purchase money mortgages, first and second lien home equity loans and home equity lines of credit. The primary source of repayment for these loans is the income and assets of the borrower. The unemployment rate, as well as the state of the local housing market, has a significant impact on the risk determination, since low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

Other consumer loans are made to individuals and may be secured by assets other than 1-4 family residences, or may be unsecured. This segment of loans includes auto loans, unsecured lines and credit cards. The primary source of repayment for these loans is the income and assets of the borrower so the local unemployment rate is an important indicator of risk. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.

Significant to our ALL is a higher mix of commercial loans. At June 30, 2012, approximately 91 percent of the ALL related to the commercial loan portfolio, while commercial loans comprise only 71 percent of our loan portfolio. Commercial loans have been more impacted by the economic slowdown in our markets. The ability of customers to repay commercial loans is more dependent upon the success of their business, continuing income and general economic conditions.

The following tables summarize the ALL and recorded investments in loans by segment as of the dates presented:

	June 30, 2012
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$642	$24,054	$24,696	$47,175	$1,354,576	$1,401,751
Commercial and industrial	433	11,441	11,874	13,846	703,261	717,107
Commercial construction	931	5,007	5,938	24,862	138,010	162,872
Consumer real estate	—	3,401	3,401	6,432	828,517	834,949
Other consumer	—	780	780	—	78,768	78,768

Total	$2,006	$44,683	$46,689	$92,315	$3,103,132	$3,195,447

	December 31, 2011
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$3,487	$26,317	$29,804	$50,107	$1,365,226	$1,415,333
Commercial and industrial	1,116	10,158	11,274	11,991	673,762	685,753
Commercial construction	942	2,761	3,703	25,999	162,853	188,852
Consumer real estate	—	3,166	3,166	5,939	766,751	772,690
Other consumer	—	894	894	—	67,131	67,131

Total	$5,545	$43,296	$48,841	$94,036	$3,035,723	$3,129,759

	June 30, 2012	December 31, 2011

Ratio of net charge-offs to average loans outstanding (annualized)	1.17%	0.56%
Allowance for loan losses to total loans	1.46%	1.56%
Allowance for loan losses to nonperforming loans	68%	87%

The balance in the ALL decreased $2.1 million to $46.7 million or 1.46 percent of total loans at June 30, 2012 as compared to $48.8 million or 1.56 percent of total loans at December 31, 2011. The total ALL has decreased from December 31, 2011 primarily due a decrease of $3.5 million in specific reserves associated with loans individually evaluated for impairment. Asset quality metrics have remained elevated in the first two quarters of 2012 resulting in an increase in our reserve for loans collectively evaluated for impairment of $1.4 million from December 31, 2011. We continue to experience stress in our commercial construction loan portfolio with net charge-offs of $8.2 million in the first six months of 2012 compared to net recoveries of $1.5 million for the same period in 2011. The losses are primarily related to land development and construction projects that have slowed in the current environment, resulting in significant reductions in the appraised values. Many of these construction loans have been extended resulting in the loan becoming a troubled debt restructuring, or TDR, and consequently an impaired loan. The allowance for the commercial real estate portfolio decreased as loans evaluated individually for impairment were charged-off and there was a reduction in both substandard and special mention commercial real estate loans compared to December 31, 2011.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

We determine loans to be impaired when based upon current information and events it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. TDRs, whether on accrual or nonaccrual status, are classified as impaired loans.

TDRs are loans where we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise grant. Modifications to loans classified as TDRs may include reductions in contractual interest rates, principal deferment and extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics. Generally these concessions are for a period of at least six months. While unusual, there may be instances of loan principal forgiveness.

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

As of June 30, 2012, we had $62.8 million in TDRs of which $37.5 million were accruing and $25.3 million were in nonaccrual status. During the first quarter of 2012 we added $1.7 million in TDRs from the acquisition of Mainline of which $1.5 million were nonperforming. There were $3.8 million of additions to TDRs in the second quarter of 2012. During the first six months of 2012, no TDRs met the above requirements for being placed back into accrual status.

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

Our allowance for lending-related commitments is computed using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments increased to $2.1 million at June 30, 2012 as compared to $1.2 million at December 31, 2011 due to elevated asset quality metrics, specifically related to our commercial construction commitments. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the periods presented:

(in thousands)	June 30, 2012	December 31, 2011	$ Change

Nonaccrual Loans
Commercial real estate	$24,939	$20,777	$4,162
Commercial and industrial	5,958	7,570	(1,612)
Commercial construction	4,838	3,604	1,234
Home equity	3,391	2,936	455
Residential mortgage	4,301	2,859	1,442
Installment and other consumer	41	4	37
Consumer construction	399	181	218

Total Nonaccrual Loans	43,867	37,931	5,936

Nonaccrual Troubled Debt Restructurings
Commercial real estate	10,977	10,871	106
Commercial and industrial	792	—	792
Commercial construction	8,808	2,943	5,865
Home equity	6	—	6
Residential mortgage	4,663	4,370	293

Total Nonaccrual Troubled Debt Restructurings	25,246	18,184	7,062

Total Nonperforming Loans	69,113	56,115	12,998

OREO	2,920	3,967	(1,047)

Total Nonperforming Assets	$72,033	$60,082	$11,951

Asset Quality Ratios:

Nonperforming loans as a percent of total loans	2.16%	1.79%
Nonperforming assets as a percent of total loans plus OREO	2.25%	1.92%

Our policy is to place loans in all categories on nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing at June 30, 2012 or December 31, 2011. Total nonperforming assets increased $12.0 million from December 31, 2011 due to new nonperforming loans of $29.3 million in 2012 offset by loan charge-offs and paydowns.

Deposits

(in thousands)	June 30, 2012	December 31, 2011	$ Change

Noninterest-bearing demand	$887,442	$818,686	$68,756
Interest-bearing demand	314,519	283,611	30,908
Money market	305,523	278,092	27,431
Savings	911,963	802,942	109,021
Certificates of deposit	1,098,526	1,152,528	(54,002)

Total Deposits	$3,517,973	$3,335,859	$182,114

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Deposits are a primary source of funds for us. We believe that our deposit base is stable and that we have the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Total deposits at the end of the second quarter of 2012 were up $182.1 million, due primarily to the addition of Mainline’s $35.5 million in noninterest-bearing deposits and $170.5 million in interest-bearing deposits. Noninterest-bearing demand deposit accounts continue to increase primarily related to the low interest rate environment, our marketing efforts for new demand accounts, corporate cash management services and the unlimited FDIC deposit insurance protection provided by the Dodd-Frank Act. Our overall deposit mix has been influenced by promotional efforts on new products, resulting in a shift from CDs to Savings. Certificates of deposit of $100,000 and over were 10 percent and 11 percent of total deposits at June 30, 2012 and at December 31, 2011, respectively, and primarily represent deposit relationships with local customers in our market area.

We participate in the Certificate of Deposit Account Registry Services, or CDARS, reciprocal and One-Way Buy, or OWB programs. The issuance of brokered retail certificates of deposit and participation in the CDARS program is an ALCO strategy to increase and diversify funding sources. The reciprocal program allows our customers to receive expanded Federal Deposit Insurance Corporation, or FDIC, coverage by placing multiple certificates of deposit at other CDARS member banks. We maintain deposits by accepting certificates of deposits from customers of CDARS member banks in the exact amount as our customers placed. Reciprocal deposits provide a stable and cost- effective source of funds with rates generally lower than traditional brokered deposits. Although reciprocal deposits are considered “brokered” under existing law, they tend to act more like customer CDs, since we retain the customer relationships. We had $15.2 million and $15.0 million in CDARS reciprocal deposits at June 30, 2012 and December 31, 2011, respectively. We can also access the CDARS network to accept brokered certificates of deposits that are a part of the OWB program, which allows us to obtain large blocks of wholesale funding, while maintaining control over pricing. Through the OWB program, funding is effectively purchased from insured depository institutions that are members of the CDARS deposit placement service. As of June 30, 2012 and December 31, 2011, we had $1.9 million and $55.8 million respectively in the CDARS OWB Buy program. Most of this funding was purchased in December, 2011 as part of the replacement of CPP funds. The OWB maturities occurred during the first half of 2012 and were not replaced.

Borrowings

(in thousands)	June 30, 2012	December 31, 2011	$ Change

Securities sold under repurchase agreements, retail	$46,740	$30,370	$16,370
Short-term borrowings	75,000	75,000	—
Long-term borrowings	35,218	31,874	3,344
Junior subordinated debt securities	90,619	90,619	—

Total Borrowings	$247,577	$227,863	$19,714

Borrowings are an additional source of funding for S&T. Following redemption on December 7, 2011 of our preferred stock issued in connection with our participation in the CPP, we increased borrowings as part of our funding and liquidity strategy. Borrowings are up by $19.7 million from December 31, 2011, primarily due to increases in customer repurchase agreements.

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

The following summarizes risk-based capital amounts and ratios for S&T Bancorp, Inc. and S&T Bank:

(in thousands)	Adequately Capitalized (1)	Well- Capitalized (2)	June 30, 2012		December 31, 2011
			Amount	Ratio	Amount	Ratio

S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$369,547	8.94%	$356,484	9.17%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	369,547	11.82%	356,484	11.63%
Total capital to risk-weighted assets	8.00%	10.00%	479,359	15.33%	465,702	15.20%

S&T Bank
Tier 1 leverage	4.00%	5.00%	$336,610	8.18%	$321,352	8.30%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	336,610	10.83%	321,352	10.55%
Total capital to risk-weighted assets	8.00%	10.00%	445,654	14.34%	429,837	14.11%

(1) For an institution to qualify as “adequately capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 8 percent, 4 percent and 4 percent respectively. At June 30, 2012, S&T exceeded those requirements.

(2)  For an institution to qualify as “well capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10 percent, 6 percent and 5 percent respectively. At June 30, 2012, S&T exceeded those requirements.

In August 2009, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $300 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2012, we had not issued any securities pursuant to the shelf registration statement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution’s earnings or capital. For most financial institutions, including S&T, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and shareholder value. However, excessive interest rate risk can threaten banks’ earnings, capital, liquidity and solvency. Our sensitivity to changes in interest rate movements are continually monitored by ALCO. ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE analysis and simulations in order to avoid unacceptable earnings and market value fluctuations due to changes in interest rates.

Rate shock analyses are performed on a static balance sheet to estimate the effect that specific interest rate changes would have on 12 months of pretax net interest income. Rate shock analyses assume an immediate parallel shift in market interest rates. Assumptions are modified in the decreasing rate shock analyses due to the very low level of interest rates. Rate shock analyses also incorporate management assumptions regarding the level of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of fixed rate loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over a 12 month horizon using rate shocks up to +/- 300 basis points. Policy guidelines define the percent change in pretax net interest income by graduated risk tolerance levels of minimal, moderate and high. The table below reflects the rate shock analyses results, which are in the minimal risk tolerance level.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – continued

In order to monitor interest rate risk beyond the 12 month time horizon of rate shocks, we also perform EVE analysis. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. As with rate shock analysis, EVE incorporates management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and core deposit behavior and value. S&T policy guidelines limit the change in EVE given changes in rates of up to +/- 300 basis points. Policy guidelines define the percent change in EVE by graduated risk tolerance levels of minimal, moderate and high. The table below reflects the EVE results, which are in the minimal risk tolerance level.

	June 30, 2012		December 31, 2011
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity

+300	14.2	29.5	11.3	20.9
+200	9.8	21.7	7.3	15.9
+100	5.5	11.7	3.5	9.1
- 100	(2.7)	(12.4)	(3.9)	(12.9)
- 200	(5.3)	(11.3)	(6.9)	(15.2)
- 300	(7.0)	(10.9)	(8.9)	(15.1)

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, (its principal executive officer and principal financial officer, respectively) management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of June 30, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.

Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Information required by this item is set forth in Note 10 of the Notes to Consolidated Financial Statements included in Item 1 of this report and incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February  29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2012 and 2011, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Six Months ended June 30, 2012 and 2011 and (iv) Unaudited Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.*

*	This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: August 2, 2012	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)