Form 10-Q
period 2012-09-30
S&T BANCORP INC
filed 2012-11-02
CIK 719220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Common Stock, $2.50 Par Value - 29,733,592 shares as of October 24, 2012

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
(in thousands, except share and per share data)	(Unaudited)	(Audited)

ASSETS
Cash and due from banks, including interest-bearing deposits of $284,619 and $208,854 at September 30, 2012 and December 31, 2011, respectively	$347,076	$270,526
Securities available-for-sale, at fair value	415,429	357,596
Loans held for sale	3,188	2,850
Portfolio loans, net of unearned income of $188 and $715 at September 30, 2012 and December 31, 2011, respectively	3,279,157	3,129,759
Allowance for loan losses	(46,279)	(48,841)

Portfolio loans, net	3,232,878	3,080,918

Bank owned life insurance	58,097	56,755
Premises and equipment, net	39,273	37,755
Federal Home Loan Bank stock, at cost	16,628	18,216
Goodwill	175,733	165,273
Other intangibles, net	5,783	5,728
Other assets	128,173	124,377

Total Assets	$4,422,258	$4,119,994

LIABILITIES
Deposits:
Noninterest-bearing demand	$928,000	$818,686
Interest-bearing demand	321,785	283,611
Money market	316,673	278,092
Savings	949,521	802,942
Certificates of deposit	1,078,427	1,152,528

Total Deposits	3,594,406	3,335,859

Securities sold under repurchase agreements	49,261	30,370
Short-term borrowings	25,000	75,000
Long-term borrowings	40,669	31,874
Junior subordinated debt securities	90,619	90,619
Other liabilities	88,061	65,746

Total Liabilities	3,888,016	3,629,468

SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—31,197,365 shares at September 30, 2012 and 29,714,038 shares at December 31, 2011 Outstanding— 29,733,592 shares at September 30, 2012 and 28,131,249 shares at December 31, 2011	77,993	74,285
Additional paid-in capital	77,230	52,637
Retained earnings	430,936	421,468
Accumulated other comprehensive income	(11,470)	(14,108)
Treasury stock (1,463,773 shares and 1,582,789 shares at September 30, 2012 and December 31, 2011, respectively, at cost)	(40,447)	(43,756)

Total Shareholders’ Equity	534,242	490,526

Total Liabilities and Shareholders’ Equity	$4,422,258	$4,119,994

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011

INTEREST INCOME
Loans, including fees	$36,121	$38,103	$109,054	$116,720
Investment securities:
Taxable	1,829	2,054	5,660	5,944
Tax-exempt	788	525	2,319	1,678
Dividends	82	163	297	478

Total Interest Income	38,820	40,845	117,330	124,820

INTEREST EXPENSE
Deposits	3,958	5,745	13,184	17,764
Borrowings and junior subordinated debt securities	1,067	1,231	3,211	3,777

Total Interest Expense	5,025	6,976	16,395	21,541

NET INTEREST INCOME	33,795	33,869	100,935	103,279
Provision for loan losses	2,305	1,535	18,600	13,272

Net Interest Income After Provision for Loan Losses	31,490	32,334	82,335	90,007

NONINTEREST INCOME
Debit and credit card fees	2,966	2,790	8,472	8,174
Service charges on deposit accounts	2,567	2,683	7,407	7,356
Insurance fees	2,402	2,192	6,725	6,505
Wealth management fees	2,397	1,965	7,393	6,159
Securities gains (losses), net	2,170	(81)	3,016	(124)
Mortgage banking	797	(447)	2,174	424
Other	1,447	1,241	5,160	3,989

Total Noninterest Income	14,746	10,343	40,347	32,483

NONINTEREST EXPENSE
Salaries and employee benefits	14,819	11,741	45,933	37,632
Data processing	2,012	1,743	7,448	4,928
Net occupancy	1,978	1,653	5,594	5,248
Professional services and legal	1,440	1,173	4,548	4,058
Furniture and equipment	1,414	1,263	3,861	3,805
Other taxes	982	864	2,533	2,669
FDIC assessment	838	749	2,164	2,892
Marketing	759	747	2,156	2,055
Other	6,776	4,260	18,909	13,949

Total Noninterest Expense	31,018	24,193	93,146	77,236

Income Before Taxes	15,218	18,484	29,536	45,254
Provision for Income Taxes	2,623	4,681	4,861	10,246

Net Income	12,595	13,803	24,675	35,008
Preferred stock dividends and discount amortization	—	1,559	—	4,672

Net Income Available to Common Shareholders	$12,595	$12,244	$24,675	$30,336

Earnings per common share—basic	$0. 43	$0.44	$0. 85	$1.08
Earnings per common share—diluted	$0. 43	$0.44	$0. 85	$1.08
Dividends declared per common share	$0. 15	$0.15	$0. 45	$0.45

Comprehensive Income	$14,514	$15,932	$27,313	$39,423

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at January 1, 2011		$106,137	$74,285	$51,570	$401,734	$(6,334)	$(48,727)	$578,665
Net income for nine months ended September 30, 2011	$35,008				35,008			35,008

Other Comprehensive Income
Change in unrealized gains on securities available-for-sale, net of tax of $2,100	3,901					3,901		3,901
Reclassification adjustment for net losses on securities available-for-sale included in net income, net of tax of $43	81					81		81
Adjustment to funded status of employee benefit plans, net of tax of $233	433					433		433

Total Comprehensive Income	$39,423

Preferred stock dividends and discount amortization		596			(4,672)			(4,076)
Cash dividends declared ($0.45 per share)					(12,614)			(12,614)
Treasury stock issued (156,419 shares)				(10)	(2,840)		4,325	1,475
Recognition of restricted stock compensation expense				830				830
Forfeitures of restricted stock (1,657 shares)				10			(39)	(29)

Balance at September 30, 2011		$106,733	$74,285	$52,400	$416,616	$(1,919)	$(44,441)	$603,674

Balance at January 1, 2012		$—	$74,285	$52,637	$421,468	$(14,108)	$(43,756)	$490,526
Net income for nine months ended September 30, 2012	$24,675				24,675			24,675

Other Comprehensive Income
Change in unrealized gains on securities available-for-sale, net of tax of $1,815	3,373					3,373		3,373
Reclassification adjustment for net gains on securities available-for-sale included in net income, net of tax of $1,055	(1,960)					(1,960)		(1,960)
Adjustment to funded status of employee benefit plans, net of tax of $662	1,225					1,225		1,225

Total Comprehensive Income	$27,313

Cash dividends declared ($0.45 per share)					(12,897)			(12,897)
Common stock issued in acquisition (1,483,327 shares)			3,708	23,902				27,610
Treasury stock issued (122,879 shares)					(2,348)		3,395	1,047
Recognition of restricted stock compensation expense				721				721
Tax expense from stock-based compensation				(30)				(30)
Forfeitures of restricted stock (3,863 shares)					38		(86)	(48)

Balance September 30, 2012		$—	$77,993	$77,230	$430,936	$(11,470)	$(40,447)	$534,242

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011

OPERATING ACTIVITIES
Net income	$24,675	$35,008
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,600	13,272
Provision for unfunded loan commitments	1,956	(1,015)
Depreciation and amortization	5,306	4,858
Net amortization (accretion) of discounts and premiums	1,591	844
Stock-based compensation expense	683	636
Securities (gains) losses, net	(3,016)	124
Deferred income taxes	(1,799)	(142)
Tax expense (benefit) from stock-based compensation	30	—
Mortgage loans originated for sale	(62,920)	(49,477)
Proceeds from the sale of loans	63,661	54,557
Gain on the sale of loans, net	(1,079)	(544)
Net decrease (increase) in interest receivable	51	1,216
Net (decrease) increase in interest payable	(1,251)	(179)
Net decrease (increase) in other assets	12,476	3,135
Net increase (decrease) in other liabilities	19,537	(3,941)

Net Cash Provided by Operating Activities	78,501	58,352

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(118,857)	(98,080)
Proceeds from maturities, prepayments and calls of securities available-for-sale	79,122	51,069
Proceeds from sales of securities available-for-sale	66,575	70
Proceeds from the redemption of Federal Home Loan Bank stock	3,557	3,190
Net decrease (increase) in loans	55,119	189,730
Proceeds from the sale of loans not originated for resale	—	8,595
Purchases of premises and equipment	(1,779)	(2,288)
Proceeds from the sale of premises and equipment	142	285
Net cash acquired from bank acquisitions	18,639	—

Net Cash Provided by Investing Activities	102,518	152,571

FINANCING ACTIVITIES
Net increase (decrease) in core deposits	119,088	59,401
Net (decrease) increase in certificates of deposit	(172,541)	(105,580)
Net increase (decrease) in securities sold under repurchase agreements	15,121	1,756
Net (decrease) increase in short-term borrowings	(50,000)	—
Proceeds from long-term borrowings	4,311	4,192
Repayments of long-term borrowings	(8,520)	(1,238)
Purchase of treasury shares	(48)	(29)
Sale of treasury shares	1,047	1,475
Preferred stock dividends	—	(4,076)
Cash dividends paid to common shareholders	(12,897)	(12,614)
Tax (expense) benefit from stock-based compensation	(30)	—

Net Cash Used in Financing Activities	(104,469)	(56,713)

Net increase in cash and cash equivalents	76,550	154,210
Cash and cash equivalents at beginning of period	270,526	108,196

Cash and Cash Equivalents at End of Period	$347,076	$262,406

Supplemental Disclosures
Interest paid	$17,575	$21,720
Income taxes paid	$1,394	$9,900
Net assets (liabilities) from acquisitions, excluding cash and cash equivalents	$(683)	$—
Transfers to other real estate owned and other repossessed assets	$864	$6,942

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

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission, or SEC, on February 29, 2012. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly S&T’s financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

Recently Adopted Accounting Standards Updates

Technical Amendments and Corrections to SEC Sections

In August 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2012-03, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update), which were meant to codify various amendments and corrections included in these previously issued bulletins and releases. Since this is codification only of previously issued accounting guidance, it was adopted at September 30, 2012, and has not had an impact on our results of operations or financial position.

Presentation of Comprehensive Income

In December 2011, the FASB issued ASU No. 2011-12, which superseded certain pending paragraphs in ASU No. 2011-05. In June 2011, the FASB issued ASU No. 2011-05, the provisions of which allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 permits companies to present in the annual period the comprehensive income components in a single continuous statement or two consecutive statements and to present in the interim periods only the total for comprehensive income in a single continuous statement or two consecutive statements. ASU No. 2011-12 effectively defers changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. This amendment is effective at the same time as the amendments in ASU No. 2011-05. It should be applied retrospectively and is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have elected the option of a single continuous statement format for interim periods. ASU 2011-05 and ASU 2011-12 should be applied retrospectively and are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of both ASU 2011-05 and 2011-12 has only impacted our presentation of comprehensive income and has not had an impact on our results of operations or financial position.

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued ASU No. 2011-04, which represents the convergence of the FASB’s and the International Accounting Standard Board’s, or IASB, guidance on fair value measurement. ASU 2011-04 reflects the common requirements under U.S. GAAP and international financial reporting standards, or IFRS, for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning for the term “fair value.” The new guidance does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP or IFRS. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13 Fair Value Measurement. A public company is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for a public company. The adoption of this ASU has impacted only disclosure requirements and did not have a material impact on our results of operations or financial position.

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

Recently Issued Accounting Standards Updates not yet Adopted

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued ASU No. 2012-02, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this ASU is not expected to have a material impact on our results of operations or financial position.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION – continued

Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU, No. 2011-11, in conjunction with the issuance by the IASB, of amendments to Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). The disclosure requirements apply to recognized financial instruments and derivative instruments that are offset or subject to an enforceable master netting arrangement. An entity shall disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position, including the effect or potential effect of rights of setoff associated with recognized assets and recognized liabilities. While both the FASB and the IASB retained the existing offsetting models under U.S. GAAP and IFRS, the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The adoption of this ASU is expected to impact only our disclosure requirements and is not expected to have a material impact on our results of operations or financial position.

NOTE 2. BUSINESS COMBINATIONS

On August 13, 2012, we completed the acquisition of 100 percent of the voting shares of Gateway Bank of Pennsylvania, or Gateway, located in McMurray, Pennsylvania. The acquisition expanded our market share and footprint into Washington County, Pennsylvania. Gateway shareholders were entitled to receive $3.08 in cash and 0.4657 shares of S&T common stock in exchange for one share of Gateway common stock.

Gateway will operate as a separate wholly-owned subsidiary of S&T and all transactions since the acquisition date are consolidated in our financial statements. Cash paid to former Gateway shareholders was $5.2 million and the fair value of common shares issued was $13.3 million. We also settled outstanding equity awards for $1.0 million. As of September 30, 2012, S&T recognized Goodwill of $3.8 million from the Gateway acquisition.

On March 9, 2012, we completed the acquisition of 100 percent of the voting shares of Mainline Bancorp, Inc., or Mainline, located in Ebensburg, Pennsylvania, which was the sole shareholder of Mainline National Bank. The acquisition expanded our market share and footprint throughout Cambria and Blair Counties of Western Pennsylvania. Mainline shareholders were entitled to elect to receive for each share of Mainline common stock either $69.00 in cash or 3.6316 shares of S&T common stock. We also purchased Mainline’s preferred stock issued under the U.S. Treasury Capital Purchase Program, or CPP, for $4.7 million on March 9, 2012. The preferred stock was purchased and retired as part of the merger transaction. The measurement period for the Mainline acquisition ends March 9, 2013. Based on new information received about facts and circumstances that existed as of the acquisition date one measurement period adjustment for $0.5 million was recorded relating to a contingent liability for an IRS proposed penalty for tax year 2010. Cash paid to former Mainline shareholders was $8.2 million and the fair value of common shares issued was to $14.8 million. As of September 30, 2012, S&T recognized Goodwill of $6.7 million from the Mainline acquisition.

Both acquisitions were accounted for under the acquisition method of accounting, and all transactions since the acquisition dates are included in our consolidated financial statements. The assets acquired and liabilities assumed were recorded at their respective fair values and represent management’s estimates based on available information.

Goodwill was calculated as the excess of the consideration exchanged over the net identifiable assets acquired from each acquisition and will not be deductible for tax purposes. Goodwill from both acquisitions was assigned to our Community Banking segment.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. BUSINESS COMBINATIONS – continued

The following table summarizes total consideration, assets acquired and liabilities assumed as of September 30, 2012 for both the Mainline and Gateway acquisitions:

(in thousands)	Mainline	Gateway	Combined

Consideration Paid
Cash	$12,904	$6,238	$19,142
Common stock	14,786	13,284	28,070
Fair value of previously held equity interest	74	272	346

Fair Value of Total Consideration	$27,764	$19,794	$47,558

Fair Value of Assets Acquired
Cash and cash equivalents	$17,763	$20,018	$37,781
Securities and other investments	73,328	9,564	82,892
Loans	129,501	99,090	228,591
Premises and other equipment	2,280	495	2,775
Core deposit intangible	900	431	1,331
Other assets	12,438	2,665	15,103

Total Assets Acquired	$236,210	$132,263	$368,473
Fair Value of Liabilities Assumed
Deposits	205,989	105,400	311,389
Borrowings	6,997	9,777	16,774
Other liabilities	2,144	1,068	3,212

Total Liabilities Assumed	$215,130	$116,245	$331,375

Total Fair Value of Identifiable Net Assets	21,080	16,018	37,098

Goodwill	$6,684	$3,776	$10,460

Acquired loans were recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involved estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Loans acquired with evidence of credit quality deterioration were not significant. We acquired $231.9 million of gross loans and recognized a net combined yield and credit mark of $3.3 million.

Direct costs related to the acquisitions were expensed as incurred. As of September 30, 2012, we recognized a combined total of $5.3 million of one-time merger related expenses for both acquisitions.

For the nine months ended September 30, 2012, we recognized $0.8 million of one-time merger related expenses for the Gateway acquisition; consisting primarily of legal, professional and other expenses of $0.6 million and $0.2 million in change in control, severance and other employee costs.

For the Mainline acquisition, we recognized $4.5 million of one-time merger related expenses; including $1.8 million in change in control, severance and other employee costs, $1.9 million in data processing contract termination and conversion costs and $0.8 million in legal, professional and other expenses.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of basic earnings per share with that of diluted earnings per share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except shares and per share data)	2012	2011	2012	2011

Numerator for Earnings per Common Share—Basic:
Net income	$12,595	$13,803	$24,675	$35,008
Less: Preferred stock dividends and discount amortization	—	1,559	—	4,672
Less: Income allocated to participating shares	50	38	107	74

Net Income Allocated to Common Shareholders	$12,545	$12,206	$24,568	$30,262

Numerator for Earnings per Common Share—Diluted:
Net income	$12,595	$13,803	$24,675	$35,008
Less: Preferred stock dividends and discount amortization	—	1,559	—	4,672

Net Income Available to Common Shareholders	$12,595	$12,244	$24,675	$30,336

Denominators:
Weighted Average Common Shares Outstanding—Basic	29,244,588	28,002,957	28,740,582	27,971,291
Add: Dilutive potential common shares	32,644	22,462	33,614	19,619

Denominator for Treasury Stock Method—Diluted	29,277,232	28,025,419	28,774,196	27,990,910
Weighted Average Common Shares Outstanding—Basic	29,244,588	28,002,957	28,740,582	27,971,291
Add: Average participating shares outstanding	116,402	87,440	125,240	68,512

Denominator for Two-Class Method—Diluted	29,360,990	28,090,397	28,865,822	28,039,803

Earnings per common share—basic	$0. 43	$0.44	$0. 85	$1.08
Earnings per common share—diluted	$0. 43	$0.44	$0. 85	$1.08
Warrants considered anti-dilutive excluded from dilutive potential common shares	517,012	517,012	517,012	517,012
Stock options considered anti-dilutive excluded from dilutive potential common shares	748,964	902,722	751,492	902,722
Restricted stock considered anti-dilutive excluded from dilutive potential common shares	48,717	64,978	56,585	48,893

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

We incorporate credit valuation adjustments into the valuation models to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in calculating fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements and collateral postings.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

The following tables present assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at September 30, 2012 and December 31, 2011. There were no transfers between Level 1 and Level 2 during the periods presented.

	September 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$—	$192,612	$—	$192,612
Collateralized mortgage obligations of U.S. government corporations and agencies	—	74,728	—	74,728
Mortgage-backed securities of U.S. government corporations and agencies	—	40,031	—	40,031
Obligations of states and political subdivisions	—	98,733	—	98,733
Marketable equity securities	138	8,082	1,105	9,325

Total securities available-for-sale	138	414,186	1,105	415,429
Trading securities held in a Rabbi Trust	2,682	—	—	2,682

Total securities	2,820	414,186	1,105	418,111
Derivative financial assets:
Interest rate swaps	—	24,757	—	24,757
Interest rate lock commitments	—	873	—	873

Total Assets	$2,820	$439,816	$1,105	$443,741

LIABILITIES
Derivative financial liabilities
Interest rate swaps	$—	$24,468	$—	$24,468
Forward sale contracts	—	307	—	307

Total Liabilities	$—	$24,775	$—	$24,775

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Balance at beginning of period	$1,341	$1,669	$1,687	$1,588
Total (losses) gains included in other comprehensive income	(9)	(6)	(375)	75
Net purchases, sales, issuances and settlements	(227)	—	(207)	—
Transfers out of Level 3	—	—	—	—

Balance at end of period	$1,105	$1,663	$1,105	$1,663

For the three and nine months ended September 30, 2012, net purchases, sales, issuances and settlements represent equity securities acquired, net of equity securities retired from acquisitions. Additionally, there were no transfers of financial instruments into or out of Level 3 during the periods presented. Level 3 financial instruments measured on a recurring basis accounted for less than one percent of our assets measured at fair value on a recurring basis at both September 30, 2012 and December 31, 2011. There were no Level 3 liabilities measured at fair value on a recurring basis for either period.

We may be required to measure certain assets and liabilities on a nonrecurring basis. The following tables present our assets that are measured at estimated fair value on a nonrecurring basis by the fair value hierarchy level at September 30, 2012 and December 31, 2011. There were no liabilities measured at estimated fair value on a nonrecurring basis during these periods. At September 30, 2012 and December 31, 2011, we had no loans held for sale that were recorded at fair value.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

	September 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Impaired loans	$—	$—	$51,503	$51,503
Other real estate owned	—	—	1,252	1,252
Mortgage servicing rights	—	—	1,949	1,949

Total Assets	$—	$—	$54,704	$54,704

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Impaired loans	$—	$—	$36,500	$36,500
Other real estate owned	—	—	3,739	3,739
Mortgage servicing rights	—	—	2,153	2,153

Total Assets	$—	$—	$42,392	$42,392

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at September 30, 2012 and December 31, 2011 are presented in the following tables:

		Fair Value Measurements at September 30, 2012
(in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3

ASSETS
Cash and due from banks, including interest-bearing deposits	$347,076	$347,076	$347,076	$—	$—
Securities available-for-sale	415,429	415,429	138	414,186	1,105
Loans held for sale	3,188	3,188	—	—	3,188
Portfolio loans	3,279,157	3,273,876	—	—	3,273,876
Federal Home Loan Bank stock, at cost	16,628	16,628	—	—	16,628
Bank owned life insurance	58,097	58,097	—	58,097	—
Trading securities held in a Rabbi Trust	2,682	2,682	2,682	—	—
Mortgage servicing rights	1,949	1,949	—	—	1,949
Interest rate swaps	24,757	24,757	—	24,757	—
Interest rate lock commitments	873	873	—	873	—

LIABILITIES
Deposits	$3,594,406	$3,601,053	$—	$—	$3,594,406
Securities sold under repurchase agreements	49,261	49,261	—	—	49,261
Short-term borrowings	25,000	25,000	—	—	25,000
Long-term borrowings	40,669	40,669	—	—	40,669
Junior subordinated debt securities	90,619	90,619	—	—	90,619
Interest rate swaps	24,468	24,468	—	24,468	—
Forward sale contracts	307	307	—	307	—

(1) As reported in the Consolidated Balance Sheets

		Fair Value Measurements at December 31, 2011
(in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3

ASSETS
Cash and due from banks, including interest-bearing deposits	$270,526	$270,526	$270,526	$—	$—
Securities available-for-sale	357,596	357,596	2,855	353,054	1,687
Loans held for sale	2,850	2,958	—	—	2,958
Portfolio loans	3,129,759	3,120,352	—	—	3,120,352
Federal Home Loan Bank stock, at cost	18,216	18,216	—	—	18,216
Bank owned life insurance	56,755	56,755	—	56,755	—
Trading securities held in a Rabbi Trust	1,949	1,949	1,949	—	—
Mortgage servicing rights	2,153	2,153	—	—	2,153
Interest rate swaps	23,764	23,764	—	23,764	—
Interest rate lock commitments	244	244	—	244	—

LIABILITIES
Deposits	$3,335,859	$3,343,889	$—	$—	$3,343,889
Securities sold under repurchase agreements	30,370	30,370	—	—	30,370
Short-term borrowings	75,000	75,000	—	—	75,000
Long-term borrowings	31,874	34,171	—	—	34,171
Junior subordinated debt securities	90,619	90,619	—	—	90,619
Interest rate swaps	23,639	23,639	—	23,639	—
Forward sale contracts	95	95	—	95	—

(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized cost and fair value of available-for-sale securities for the periods shown:

	September 30, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$187,347	$5,267	$(2)	$192,612
Collateralized mortgage obligations of U.S. government corporations and agencies	72,884	1,844	—	74,728
Mortgage-backed securities of U.S. government corporations and agencies	36,552	3,479	—	40,031
Obligations of states and political subdivisions	93,091	5,643	(1)	98,733

Debt Securities	389,874	16,233	(3)	406,104
Marketable equity securities	8,502	830	(7)	9,325

Total	$398,376	$17,063	$(10)	$415,429

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$138,386	$4,400	$—	$142,786
Collateralized mortgage obligations of U.S. government corporations and agencies	63,202	2,193	—	65,395
Mortgage-backed securities of U.S. government corporations and agencies	45,289	3,463	—	48,752
Obligations of states and political subdivisions	85,689	3,128	(12)	88,805

Debt Securities	332,566	13,184	(12)	345,738
Marketable equity securities	10,152	2,179	(473)	11,858

Total	$342,718	$15,363	$(485)	$357,596

There were $2.2 million in gross realized gains and no gross realized losses for the three month period ending September 30, 2012. We had $3.0 million in gross realized gains and no significant gross realized losses for the nine month period ending September 30, 2012. There were no significant gross realized gains and $0.1 million and $0.1 million, respectively, in gross realized losses for the three and nine month periods ending September 30, 2011. Realized gains and losses on the sale of securities are determined using the specific-identification method.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables present the fair value and the age of gross unrealized losses by investment category for the periods presented:

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$1,016	$(2)	$—	$—	$1,016	$(2)
Collateralized mortgage obligations	60	—	—	—	60	—
Obligations of states and political subdivisions	989	(1)	—	—	989	(1)

Debt Securities	2,065	(3)	—	—	2,065	(3)
Marketable equity securities	138	(7)	—	—	138	(7)

Total Temporarily Impaired Securities	$2,203	$(10)	$—	$—	$2,203	$(10)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	—	—	—	—	—	—
Obligations of states and political subdivisions	502	(8)	414	(4)	916	(12)

Debt Securities	502	(8)	414	(4)	916	(12)
Marketable equity securities	5,143	(473)	—	—	5,143	(473)

Total Temporarily Impaired Securities	$5,645	$(481)	$414	$(4)	$6,059	$(485)

S&T does not believe any individual unrealized loss as of September 30, 2012 represents an other-than-temporary impairment, or OTTI. S&T performs a review of its securities for OTTI on a quarterly basis to identify securities that may indicate an OTTI. Generally, S&T records an impairment charge when an equity security within the marketable equity securities portfolio has been in a loss position for 12 consecutive months, unless facts and circumstances suggest the need for an OTTI prior to that time. S&T’s policy for recording an OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the length of time and the extent to which fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of a security recovering from any decline in fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the security prior to it recovering from the decline in fair value.

As of September 30, 2012, the unrealized losses on four debt securities were primarily attributable to changes in interest rates. The unrealized loss on one marketable equity security as of September 30, 2012 was attributable to temporary declines in fair value. S&T does not intend to sell and it is not likely that S&T will be required to sell any of the securities referenced in the table above in an unrealized loss position before recovery of its amortized cost.

Net unrealized gains of $11.1 million and $9.7 million were included in accumulated other comprehensive loss, net of tax, at September 30, 2012 and December 31, 2011, respectively. Gross unrealized gains, net of taxes, of $11.1 million were netted against gross unrealized losses, net of taxes, of a nominal amount at September 30, 2012. Gross unrealized gains, net of taxes, of $10.0 million were netted against gross unrealized losses, net of taxes, of $0.3 million at December 31, 2011.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

The amortized cost and fair value of available-for-sale securities at September 30, 2012 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
(in thousands)	Amortized Cost	Fair Value

Obligations of U.S. government corporations and agencies, and obligations of states and political subdivisions

Due in one year or less	$27,938	$28,380
Due after one year through five years	120,227	123,949
Due after five years through ten years	60,854	62,873
Due after ten years	71,419	76,143

	280,438	291,345
Collateralized mortgage obligations of U.S. government corporations and agencies	72,884	74,728
Mortgage-backed securities of U.S. government corporations and agencies	36,552	40,031

Debt Securities	389,874	406,104
Marketable equity securities	8,502	9,325

Total	$398,376	$415,429

At September 30, 2012 and December 31, 2011, securities of $300.0 million and $233.9 million, respectively, were pledged to secure repurchase agreements, public funds, trust fund deposits and commercial loan interest rate swap contracts.

NOTE 6. LOANS AND LOANS HELD FOR SALE

The following table presents the composition of loans for the periods stated:

(in thousands)	September 30, 2012	December 31, 2011

Commercial:
Commercial real estate	$1,438,526	$1,415,333
Commercial and industrial	748,569	685,753
Commercial construction	157,717	188,852

Total Commercial Loans	2,344,812	2,289,938

Consumer:
Home equity	447,123	411,404
Residential mortgage	409,967	358,846
Installment and other consumer	75,157	67,131
Consumer construction	2,098	2,440

Total Consumer Loans	934,345	839,821

Total Portfolio Loans	3,279,157	3,129,759
Allowance for loan losses	(46,279)	(48,841)

Total Portfolio Loans, Net	3,232,878	3,080,918
Loans held for sale	3,188	2,850

Total Loans, Net	$3,236,066	$3,083,768

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE – continued

The table above includes loans that were acquired from two bank acquisitions. Approximately $99.1 million of loans were acquired from the Gateway acquisition on August 13, 2012 which consisted of $24.9 million of consumer loans and $74.2 million of commercial loans. Additionally, on March 9, 2012, we acquired Mainline which added $129.5 million of loans including $71.8 million of commercial and $57.7 million of consumer loans.

We attempt to limit our exposure to credit risk by diversifying our loan portfolio and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by monitoring the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these classes. Total commercial loans represent 72 percent and 73 percent of total portfolio loans at September 30, 2012 and December 31, 2011, respectively. Within the commercial portfolio, the commercial real estate, or CRE, and commercial construction portfolios combined comprise 68 percent of total commercial loans and 49 percent of total portfolio loans at September 30, 2012 and 70 percent of total commercial loans and 51 percent of total portfolio loans at December 31, 2011. Further segmentation of the CRE and commercial construction portfolios by industry and collateral type reveal no concentration in excess of nine percent of total loans. The majority of both commercial and consumer loans are made to businesses and individuals in our Western Pennsylvania market, resulting in a geographic concentration. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Only the CRE and commercial construction portfolios combined have any significant out-of-state exposure, with 18 percent of the combined portfolio and nine percent of total loans being out-of-state loans at September 30, 2012 and 19 percent of the combined portfolio and 10 percent of total loans being out-of-state loans at December 31, 2011. Management believes underwriting guidelines and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio.

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

All TDRs are considered to be impaired loans and will be reported as impaired loans for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement. Further, all impaired loans are reported as nonaccrual loans unless the loan is a TDR that has met the requirements to be returned to accruing status. TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring. We did not return any TDRs to accruing status during the three and nine months ended September 30, 2012.

The following table summarizes the restructured loans for the periods presented:

	September 30, 2012			December 31, 2011
(in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs

Commercial real estate	$15,312	$7,756	$23,068	$22,284	$10,871	$33,155
Commercial and industrial	8,365	746	9,111	6,180	—	6,180
Commercial construction	11,933	11,613	23,546	19,682	2,943	22,625
Home equity	—	6	6	—	—	—
Residential mortgage	1,500	3,293	4,793	1,570	4,370	5,940

Total	$37,110	$23,414	$60,524	$49,716	$18,184	$67,900

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE – continued

The following tables present the restructured loans for the three and nine month periods ending September 30, 2012:

	Three Months Ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment

(in thousands, except number of loans)

Commercial construction
Maturity date extension	7	$2,905	$2,257	$(648)

Residential mortgage
Maturity date extension	1	35	35	—
Interest rate reduction	1	32	32	—

Total by Concession Type
Maturity date extension	8	2,940	2,292	(648)
Interest rate reduction	1	32	32	—

Total	9	$2,972	$2,324	$(648)

(1) Excludes loans that were paid off or charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE – continued

	Nine Months Ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment

(in thousands, except number of loans)

Commercial real estate
Maturity date extension	1	$160	$157	$(3)
Interest rate reduction	1	575	565	(10)

Commercial and industrial
Maturity date extension	2	2,576	2,430	(146)

Commercial construction
Maturity date extension	7	2,905	2,257	(648)

Residential mortgage
Maturity date extension	1	475	460	(15)
Interest rate reduction	2	67	67	0

Total by Concession Type
Maturity date extension	11	6,116	5,304	(812)
Interest rate reduction	3	642	632	(10)

Total	14	$6,758	$5,936	$(822)

(1) Excludes loans that were paid off or charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

The following tables present the restructured loans for the three and nine month periods ending September 30, 2011:

	Three Months Ended September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment

(in thousands, except number of loans)

Commercial construction
Maturity date extension	1	$1,297	$1,297	$—

Residential mortgage
Maturity date extension	5	3,994	3,994	—

Total by Concession Type
Maturity date extension	6	5,291	5,291	—

Total	6	$5,291	$5,291	$—

(1) Excludes loans that were paid off or charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE – continued

	Nine Months Ended September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment

(in thousands, except number of loans)

Commercial real estate
Maturity date extension	1	$2,123	$2,623	$500
Interest rate reduction	2	682	682	—
Other	1	1,302	1,302	—

Commercial and industrial
Maturity date extension	2	921	921	—

Commercial construction
Maturity date extension	2	1,776	1,776	—

Residential mortgage
Maturity date extension	5	3,994	3,994	—
Interest rate reduction	2	336	336	—

Total by Concession Type
Maturity date extension	10	8,814	9,314	500
Interest rate reduction	4	1,018	1,018	—
Other	1	1,302	1,302	—

Total	15	$11,134	$11,634	$500

(1) Excludes loans that were paid off or charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

During the third quarter of 2012, we modified two commercial and industrial loans totaling $3.1 million, one commercial construction loan totaling $1.2 million and one commercial real estate loan totaling $0.3 million for financially troubled borrowers that were not considered to be TDRs bringing the year to date totals to $6.1 million, $1.2 million and $1.8 million respectively. Modifications primarily represented insignificant delays in the timing of payments that were not considered to be concessions or we have been adequately compensated for the concession through principal paydowns or additional collateral. As of September 30, 2012 we have no commitments to lend additional funds on any TDRs.

The following table is a summary of TDRs which defaulted during the three and nine month periods ended September 30, 2012 that had been restructured within the last twelve months prior to September 30, 2012:

	Defaulted TDRs
	For the Three Months Ended September 30, 2012		For the Nine Months Ended September 30, 2012
(in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment

Commercial real estate	1	$270	2	$329
Commercial construction	—	—	3	2,659
Residential mortgage	—	—	3	2,359

Total	1	$270	8	$5,347

None of the loans restructured prior to September 30, 2011 had defaulted during the three and nine month periods ending September 30, 2011.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE – continued

The following table is a summary of nonperforming assets for the periods presented:

(in thousands)	September 30, 2012	December 31, 2011

Nonperforming Assets
Nonaccrual loans	$42,702	$37,931
Nonaccrual TDRs	23,414	18,184

Total nonperforming loans	66,116	56,115
OREO	1,468	3,967

Total Nonperforming Assets	$67,584	$60,082

Other real estate owned, or OREO which is included in other assets in the Consolidated Balance Sheets consists of 13 properties with one property comprising $0.7 million or 49 percent of the balance. It is our policy to obtain OREO appraisals on an annual basis.

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

CRE—Loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes such as hotels, strip malls and apartments. Operations of the individual projects as well as global cash flows of the debtors are the primary sources of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type as well as the business prospects of the lessee, if the project is not owner occupied.

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

The following tables present the age analysis of past due loans segregated by class of loans for the periods stated:

	September 30, 2012
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due	Total Loans

Commercial real estate	$1,401,196	$3,446	$1,056	$32,828	$37,330	$1,438,526
Commercial and industrial	736,276	1,404	4,038	6,851	12,293	748,569
Commercial construction	142,231	—	1,075	14,411	15,486	157,717
Home equity	440,618	1,442	1,069	3,994	6,505	447,123
Residential mortgage	399,016	1,067	2,300	7,584	10,951	409,967
Installment and other consumer	74,406	580	122	49	751	75,157
Consumer construction	1,699	—	—	399	399	2,098

Totals	$3,195,442	$7,939	$9,660	$66,116	$83,715	$3,279,157

	December 31, 2011
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due	Total Loans

Commercial real estate	$1,374,580	$7,657	$1,448	$31,648	$40,753	$1,415,333
Commercial and industrial	672,899	3,583	1,701	7,570	12,854	685,753
Commercial construction	182,305	—	—	6,547	6,547	188,852
Home equity	405,578	2,199	691	2,936	5,826	411,404
Residential mortgage	349,214	1,240	1,163	7,229	9,632	358,846
Installment and other consumer	66,675	382	70	4	456	67,131
Consumer construction	2,259	—	—	181	181	2,440

Totals	$3,053,510	$15,061	$5,073	$56,115	$76,249	$3,129,759

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings for the periods presented:

	September 30, 2012
(in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total

Pass	$1,251,422	87.0%	$674,819	90.1%	$105,684	67.0%	$2,031,925	86.7%
Special mention	92,544	6.4%	32,952	4.4%	23,043	14.6%	148,539	6.3%
Substandard	94,560	6.6%	40,798	5.5%	28,990	18.4%	164,348	7.0%

Total	$1,438,526	100.0%	$748,569	100.0%	$157,717	100.0%	$2,344,812	100.0%

	December 31, 2011
(in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total

Pass	$1,229,005	86.8%	$600,895	87.6%	$136,270	72.1%	$1,966,170	85.9%
Special mention	84,400	6.0%	33,135	4.8%	17,106	9.1%	134,641	5.9%
Substandard	101,928	7.2%	51,723	7.6%	35,476	18.8%	189,127	8.2%

Total	$1,415,333	100.0%	$685,753	100.0%	$188,852	100.0%	$2,289,938	100.0%

We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.

The following tables indicate the recorded investment in consumer loan classes by performing and nonperforming status for the periods presented:

	September 30, 2012
(in thousands)	Home Equity	Residential Mortgage	Installment and other consumer	Consumer Construction	Totals

Performing	$443,129	$402,383	$75,108	$1,699	$922,319
Nonperforming	3,994	7,584	49	399	12,026

Total	$447,123	$409,967	$75,157	$2,098	$934,345

	December 31, 2011
(in thousands)	Home Equity	Residential Mortgage	Installment and other consumer	Consumer Construction	Totals

Performing	$408,468	$351,617	$67,127	$2,259	$829,471
Nonperforming	2,936	7,229	4	181	10,350

Total	$411,404	$358,846	$67,131	$2,440	$839,821

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

We individually evaluate all substandard and nonaccrual commercial loans greater than $0.5 million for impairment. Loans are considered to be impaired when based upon current information and events it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. All TDRs are considered to be impaired loans and will be reported as an impaired loan for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement. For all TDRs, regardless of size, as well as all other impaired loans, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate. Any subsequent default of a TDR does not have a significant impact on the ALLL as all TDRs are individually evaluated under the specific reserve methodology.

The following tables present investments in loans considered to be impaired and related information on those impaired loans for the periods presented:

				September 30, 2012
	September 30, 2012			Three Months Ended		Nine Months Ended
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$6,373	$6,884	$644	$6,430	$15	$5,629	$209
Commercial and industrial	784	784	204	784	(9)	1,813	—
Commercial construction	4,063	5,964	2,095	4,236	19	5,661	49
Consumer real estate	—	—	—	—	—	—	—

Total with a related allowance recorded	11,220	13,632	2,943	11,450	25	13,103	258

Without a related allowance recorded:
Commercial real estate	36,625	48,821	—	38,962	268	43,332	915
Commercial and industrial	12,737	14,433	—	13,238	101	11,725	265
Commercial construction	22,280	29,382	—	23,349	113	22,926	450
Consumer real estate	5,667	6,324	—	5,729	9	6,489	70

Total without a related allowance recorded	77,309	98,960	—	81,278	491	84,472	1,700

Total:
Commercial real estate	42,998	55,705	644	45,392	283	48,961	1,124
Commercial and industrial	13,521	15,217	204	14,022	92	13,538	265
Commercial construction	26,343	35,346	2,095	27,585	132	28,587	499
Consumer real estate	5,667	6,324	—	5,729	9	6,489	70

Total	$88,529	$112,592	$2,943	$92,728	$516	$97,575	$1,958

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

	December 31, 2011			Year Ended December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$9,049	$9,276	$3,487	$12,045	$320
Commercial and industrial	4,207	4,207	1,116	3,497	77
Commercial construction	1,975	1,975	942	3,326	4
Consumer real estate	—	—	—	173	—

Total with a Related Allowance Recorded	15,231	15,458	5,545	19,041	401

Without a related allowance recorded:
Commercial real estate	41,058	47,874	—	34,965	1,415
Commercial and industrial	7,784	7,784	—	4,128	132
Commercial construction	24,024	24,375	—	8,856	496
Consumer real estate	5,939	6,545	—	2,617	195

Total without a Related Allowance Recorded	78,805	86,578	—	50,566	2,238

Total:
Commercial real estate	50,107	57,150	3,487	47,010	1,735
Commercial and industrial	11,991	11,991	1,116	7,625	209
Commercial construction	25,999	26,350	942	12,182	500
Consumer real estate	5,939	6,545	—	2,790	195

Total	$94,036	$102,036	$5,545	$69,607	$2,639

As of September 30, 2012, commercial real estate loans of $43.0 million comprised 49 percent of the total impaired loans of $88.5 million. These impaired loans are collateralized primarily by commercial real estate properties such as retail or strip malls, office buildings, hotels and various other types of commercial purpose properties. These loans are generally considered collateral dependent and charge-offs are recorded when a confirmed loss exists. Approximately $13.2 million of charge-offs have been recorded relating to these commercial real estate loans over the life of these loans. It is our policy to order appraisals on an annual basis on impaired loans or sooner if facts and circumstances warrant otherwise. As of September 30, 2012, an estimated fair value less cost to sell of approximately $49.9 million existed for commercial real estate impaired loans. We have current appraisals on all but $7.6 million of the $43.0 million of impaired commercial real estate loans. These $7.6 million of loans do not have updated appraisals primarily as a result of bankruptcy proceedings that we are awaiting resolution or because a current letter of intent or a sales agreement exists for the collateral. Appraisals outdated greater than 16 months are generally discounted an additional 10 percent to estimate the impact of the aged appraisal, unless management is aware of other facts and circumstances that would imply a different discount should be applied. In determining this discount, management considers the market area of the collateral, the condition of the collateral and any other relevant factors that could impact the collateral value.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended September 30, 2012
(in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$24,696	$11,874	$5,938	$3,401	$780	$46,689
Charge-offs	(2,344)	(520)	(970)	(268)	(278)	(4,380)
Recoveries	570	609	395	18	73	1,665

Net (Charge-offs)/ Recoveries	(1,774)	89	(575)	(250)	(205)	(2,715)

Provision for loan losses	1,283	(3,216)	3,162	752	324	2,305

Balance at End of Period	$24,205	$8,747	$8,525	$3,903	$899	$46,279

	Three Months Ended September 30, 2011
(in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$36,041	$12,956	$4,759	$3,275	$973	$58,004
Charge-offs	(1,532)	(6,651)	—	(175)	(218)	(8,576)
Recoveries	172	109	116	87	86	570

Net (Charge-offs)/ Recoveries	(1,360)	(6,542)	116	(88)	(132)	(8,006)

Provision for loan losses	(2,665)	4,110	(211)	237	64	1,535

Balance at End of Period	$32,016	$10,524	$4,664	$3,424	$905	$51,533

	Nine Months Ended September 30, 2012
(in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$29,804	$11,274	$3,703	$3,166	$894	$48,841
Charge-offs	(7,918)	(4,488)	(9,261)	(1,228)	(756)	(23,651)
Recoveries	748	857	494	127	263	2,489

Net (Charge-offs)/ Recoveries	$(7,170)	$(3,631)	$(8,767)	$(1,101)	$(493)	$(21,162)

Provision for loan losses	1,571	1,104	13,589	1,838	498	18,600

Balance at End of Period	$24,205	$8,747	$8,525	$3,903	$899	$46,279

	Nine Months Ended September 30, 2011
(in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$30,425	$9,777	$5,904	$3,962	$1,319	$51,387
Charge-offs	(5,989)	(8,390)	(878)	(1,805)	(697)	(17,759)
Recoveries	750	232	2,463	912	276	4,633

Net (Charge-offs)/ Recoveries	(5,239)	(8,158)	1,585	(893)	(421)	(13,126)

Provision for loan losses	6,830	8,905	(2,825)	355	7	13,272

Balance at End of Period	$32,016	$10,524	$4,664	$3,424	$905	$51,533

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the ALL and recorded investments in loans by category for the periods presented:

	September 30, 2012
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$644	$23,561	$24,205	$42,998	$1,395,528	$1,438,526
Commercial and industrial	204	8,543	8,747	13,521	735,048	748,569
Commercial construction	2,095	6,430	8,525	26,343	131,374	157,717
Consumer real estate	—	3,903	3,903	5,667	853,521	859,188
Other consumer	—	899	899	—	75,157	75,157

Total	$2,943	$43,336	$46,279	$88,529	$3,190,628	$3,279,157

	December 31, 2011
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$3,487	$26,317	$29,804	$50,107	$1,365,226	$1,415,333
Commercial and industrial	1,116	10,158	11,274	11,991	673,762	685,753
Commercial construction	942	2,761	3,703	25,999	162,853	188,852
Consumer real estate	—	3,166	3,166	5,939	766,751	772,690
Other consumer	—	894	894	—	67,131	67,131

Total	$5,545	$43,296	$48,841	$94,036	$3,035,723	$3,129,759

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

The following table indicates the amounts representing the value of derivative assets and derivative liabilities for the periods presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(in thousands)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011

Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts-Commercial Loans
Fair value	$24,757	$23,764	$24,468	$23,639
Notional amount	199,519	189,868	199,519	189,868
Collateral posted	—	—	19,747	20,273
Interest Rate Lock Commitments-Mortgage Loans
Fair value	873	244	—	—
Notional amount	19,207	7,093	—	—
Forward Sale Contracts-Mortgage Loans
Fair value	—	—	307	95
Notional amount	—	—	15,493	7,729

The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(19)	$13	$164	$(53)
Interest rate lock commitments—mortgage loans	257	132	629	153
Forward sale contracts—mortgage loans	(101)	(152)	(212)	(575)

Total Derivative Gain (Loss)	$137	$(7)	$581	$(475)

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

The following is a summary of short-term borrowings for the periods presented:

(in thousands)	September 30, 2012	December 31, 2011

Securities sold under repurchase agreements, retail	$49,261	$30,370
Federal Home Loan Bank advances	25,000	75,000

Total	$74,261	$105,370

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

The following is a summary of long-term borrowings for the periods presented:

(in thousands)	September 30, 2012	December 31, 2011

Long-term borrowings	$40,669	$31,874
Junior subordinated debt securities	90,619	90,619

Total	$131,288	$122,493

We had total long-term borrowings outstanding of $37.3 million at a fixed rate and $93.7 million at a variable rate at September 30, 2012, excluding a capital lease of $0.2 million which is included in long-term borrowings.

We had total borrowings at September 30, 2012 and December 31, 2011 at the FHLB of Pittsburgh of $65.4 million and $106.6 million, respectively. This consisted of $40.4 million in long term borrowings and $25.0 million in short-term borrowings at September 30, 2012. At September 30, 2012, we had a maximum borrowing capacity of $1.3 billion, with a remaining borrowing capacity of $1.2 billion with the FHLB of Pittsburgh.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event a customer does not satisfy the terms of their agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $3.1 million at September 30, 2012 and $1.2 million at December 31, 2011. The allowance for unfunded commitments increased due to increased volume and elevated asset quality metrics, primarily related to our commercial construction commitments. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the customers.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 10. COMMITMENTS AND CONTINGENCIES – continued

The following table sets forth the commitments and letters of credit for the periods presented:

(in thousands)	September 30, 2012	December 31, 2011

Commitments to extend credit	$901,912	$816,160
Standby letters of credit	108,596	119,576

Total	$1,010,508	$935,736

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

The following table summarizes the components of net periodic pension cost and other changes in Plan assets and benefit obligation recognized in other comprehensive gain/loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Service cost—benefits earned during the period	$636	$470	$2,090	$1,778
Interest cost on projected benefit obligation	1,117	1,035	3,269	3,121
Expected return on plan assets	(1,364)	(1,344)	(4,172)	(4,033)
Amortization of prior service cost (credit)	(34)	(2)	(99)	(5)
Recognized net actuarial loss	711	207	1,852	580

Net Periodic Pension Expense	$1,066	$366	$2,940	$1,441

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

The following represents total assets by reportable segment:

(in thousands)	September 30, 2012	December 31, 2011

Community Banking	$4,411,742	$4,110,462
Insurance	9,316	8,192
Wealth Management	1,200	1,340

Total Assets	$4,422,258	$4,119,994

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 13. SEGMENTS – continued

The following tables provide financial information for our three segments for the three month and nine month periods ending September 30, 2012 and 2011. The financial results of the business segments include allocations for shared services based on an internal analysis that supports line of business performance measurement. Shared services include expenses such as employee benefits, occupancy expense, computer support and other corporate overhead. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

	Three Months Ended September 30, 2012
(in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$38,715	$—	$119	$(14)	$38,820
Interest expense	5,340	—	—	(315)	5,025

Net interest income (expense)	33,375	—	119	301	33,795
Provision for loan losses	2,305	—	—	—	2,305
Noninterest income	10,731	1,481	2,394	140	14,746
Noninterest expense	24,586	1,398	2,401	1,228	29,613
Depreciation expense	968	12	8	—	988
Amortization of intangible assets	391	13	13	—	417
Provision (benefit) for income taxes	3,333	21	56	(787)	2,623

Net Income (Loss)	$12,523	$37	$35	$—	$12,595

	Three Months Ended September 30, 2011
(in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$40,782	$—	$66	$(3)	$40,845
Interest expense	6,955	73	—	(52)	6,976

Net interest income (expense)	33,827	(73)	66	49	33,869
Provision for loan losses	1,535	—	—	—	1,535
Noninterest income	7,158	1,444	2,003	(262)	10,343
Noninterest expense	19,435	1,427	1,785	55	22,702
Depreciation expense	1,056	14	7	—	1,077
Amortization of intangible assets	385	13	16	—	414
Provision (benefit) for income taxes	4,884	(29)	94	(268)	4,681

Net Income (Loss)	$13,690	$(54)	$167	$—	$13,803

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 13. SEGMENTS – continued

	Nine Months Ended September 30, 2012
(in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$116,968	$1	$325	$36	$117,330
Interest expense	17,244	—	—	(849)	16,395

Net interest income (expense)	99,724	1	325	885	100,935
Provision for loan losses	18,600	—	—	—	18,600
Noninterest income	28,230	4,196	7,375	546	40,347
Noninterest expense	73,850	4,119	7,037	3,917	88,923
Depreciation expense	2,887	37	23	—	2,947
Amortization of intangible assets	1,193	39	44	—	1,276
Provision (benefit) for income taxes	7,057	1	289	(2,486)	4,861

Net Income (Loss)	$24,367	$1	$307	$—	$24,675

	Nine Months Ended September 30, 2011
(in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$124,630	$—	$225	$(35)	$124,820
Interest expense	21,505	218	—	(182)	21,541

Net interest income (expense)	103,125	(218)	225	147	103,279
Provision for loan losses	13,272	—	—	—	13,272
Noninterest income	22,041	4,171	6,271	—	32,483
Noninterest expense	60,985	3,931	5,220	2,485	72,621
Depreciation expense	3,225	43	24	—	3,292
Amortization of intangible assets	1,234	39	50	—	1,323
Provision (benefit) for income taxes	12,146	(21)	459	(2,338)	10,246

Net Income (Loss)	$34,304	$(39)	$743	$—	$35,008

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three month and nine month periods ended September 30, 2012 and 2011. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.

Important Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to” or other similar words. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this Form 10-Q or the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to us at that time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are based on current expectations, estimates and projections about our business, management’s beliefs and assumptions made by management. These Future Factors are not guarantees of our future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements.

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
•

the possibility that the anticipated benefits from our recently completed acquisitions of Mainline Bancorp, or Mainline, and Gateway Bank of Pennsylvania, or Gateway, cannot be fully realized in a timely manner or at all, or that integrating future acquired operations will be more difficult, disruptive or costly than anticipated;

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

Critical Accounting Policies and Estimates

Our critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2012 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2011 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a bank holding company headquartered in Indiana, Pennsylvania, with assets of approximately $4.4 billion at September 30, 2012. We provide a full range of financial services through offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson, Washington and Westmoreland counties of Western Pennsylvania. We provide full service retail and commercial banking products as well as cash management services, insurance, estate planning and administration, employee benefit plan investment management and administration and corporate and other fiduciary services. Our common stock trades on the Nasdaq Global Select Market under the symbol “STBA.”

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

We expanded our business through completion of two acquisitions during the nine months ended September 30, 2012, as described below:

Gateway Bank of Pennsylvania

On August 13, 2012, we completed our acquisition of Gateway Bank of Pennsylvania, based in McMurray, Pennsylvania, a bank with approximately $132.3 million in assets and two offices in Washington and Butler Counties of Western Pennsylvania. The transaction, which was valued at $19.8 million, added $99.1 million in loans and $105.4 million in deposits to our Consolidated Balance Sheet. Gateway Bank is currently a subsidiary of S&T and will merge into S&T Bank in the first quarter of 2013. The acquisition expanded our existing footprint further into the northern and southern suburbs of Pittsburgh. The three months ended September 30, 2012 included one-time merger related expenses of $0.6 million and the nine months ended September 30, 2012 included $0.8 million.

Mainline Bancorp, Inc.

On March 9, 2012, we completed our acquisition of Mainline and the operations conversion of the bank holding company and its bank subsidiary, which was headquartered in Ebensburg, Pennsylvania. The Mainline acquisition, with the addition of eight branches, expands our market share and footprint throughout Cambria and Blair Counties of Western Pennsylvania. The transaction, valued at $27.8 million, added total assets of $236.2 million, including $129.5 million in loans and $206.0 million in deposits. The three months ended September 30, 2012 included one-time merger related expenses of $0.2 million and the nine months ended September 30, 2012 included $4.5 million.

Earnings Summary

Net income available to common shareholders for the quarter ended September 30, 2012 was $12.6 million resulting in diluted earnings per common share of $0.43 compared to net income of $12.2 million and $0.44 diluted earnings per common share in the third quarter of 2011. Net income available to common shareholders for the nine months ended September 30, 2012 was $24.7 million resulting in diluted earnings per common share of $0.85 compared to net income of $30.3 million and $1.08 diluted earnings per common share for the same period in 2011.

Our performance continues to be significantly impacted by our asset quality and the related provision for loan losses. For the three months ended September 30, 2012, our provision for losses increased $0.8 million to $2.3 million compared to $1.5 million for the three months ended September 30, 2011. The provision for the nine months ended September 30, 2012 was $18.6 million compared to $13.3 million for the nine months ended September 30, 2011. Our net interest income declined $0.1 million to $33.8 million compared to $33.9 million in the third quarter of 2011 and by $2.4 million to $100.9 million for the nine months ended September 30, 2012 compared to $103.3 million for the nine months ended September 30, 2011. Total interest-earning assets increased in 2012 compared to 2011, however, we experienced an unfavorable shift in our asset mix from loans to lower yielding securities and interest-bearing deposits. Noninterest income increased $4.4 million compared to the third quarter of 2011, and increased by $7.9 million compared to the nine month period ending September 30, 2011. Higher fee income is primarily due to increased fees in our mortgage banking and wealth management businesses. Our mortgage banking business has benefited from attractive interest rates and customer demand, and our wealth management business is seeing results from increased sales efforts. Further increasing noninterest income were realized gains on equity positions of $2.2 million for the three months ended September 30, 2012 and $3.0 million for the nine months ended September 30, 2012. Noninterest expense increased $6.8 million for the quarter ended September 30, 2012 and $15.9 million for the nine month period ended September 30, 2012, related to $0.8 million and $5.3 million in one-time merger related expenses incurred with the acquisitions of Gateway and Mainline, and higher employee costs.

Explanation of Use of Non-GAAP Financial Measures

In addition to the results of operations presented in accordance with GAAP, management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully taxable equivalent basis and operating

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

revenue. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and its business and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although management believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

We believe the presentation of net interest income on a fully taxable equivalent basis, or FTE, ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Income is reconciled to net interest income adjusted to a FTE basis below for the three and nine month periods ended September 30, 2012 and 2011.

Operating revenue is the sum of net interest income and noninterest income less securities gains. In order to understand the significance of net interest income to our business and operating results, we believe it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2012 Compared to

Three Months and Nine Months Ended September 30, 2011

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 73 percent of operating revenue (net interest income plus noninterest income, excluding securities gains) for both the three and nine month periods ending September 30, 2012 and 76 percent of operating revenue for both the three and nine month periods ending September 30, 2011. Refer to “Explanation of Use of Non-GAAP Financial Measures” above for a discussion of operating revenue as a non-GAAP financial measure. The level and mix of interest-earning assets and interest-bearing liabilities are monitored by our Asset Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet.

The following table reconciles interest income per the Consolidated Statements of Income to net interest income adjusted to a FTE basis:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011

Interest income per Consolidated Statements of Income	$38,820	$40,845	$117,330	$124,820
Adjustment to fully taxable-equivalent basis	1,119	1,002	3,378	3,054

Interest Income adjusted to Fully Taxable Equivalent Basis	39,939	41,847	120,708	127,874
Interest expense per Consolidated Statements of Income	5,025	6,976	16,395	21,541

Net Interest Income adjusted to Fully Taxable Equivalent Basis (non-GAAP)	$34,914	$34,871	$104,313	$106,333

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Average Balance Sheets and Net Interest Income Analyses

The following tables provide information regarding the average balances, interest and yields earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the three month and nine month periods ended September 30, 2012 and September 30, 2011:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(in thousands)	Balance	Income	Rate	Balance	Income	Rate

ASSETS
Loans (1)	$3,226,219	$36,783	4.52%	$3,171,379	$38,790	4.85%
Interest-bearing deposits with banks	329,985	229	0.28%	150,833	79	0.21%
Securities (1)	404,881	2,927	2.89%	359,742	2,978	3.31%

Total Interest-earning Assets	3,961,085	39,939	4.00%	3,681,954	41,847	4.51%
Noninterest-earning assets	411,528			376,077

Total Assets	$4,372,613			$4,058,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	$1,567,005	$831	0.21%	$1,287,489	$445	0.14%
Certificates of deposit	1,079,894	3,127	1.15%	1,159,557	5,300	1.81%
Borrowed funds < 1 year	94,789	55	0.23%	41,257	12	0.12%
Borrowed funds > 1 year	125,511	1,012	3.20%	123,103	1,219	3.93%

Total Interest-bearing Liabilities	2,867,199	5,025	0.70%	2,611,406	6,976	1.06%
Noninterest-bearing liabilities:
Demand deposits	903,949			799,247
Shareholders’ equity/other	601,465			647,378

Total Liabilities and Shareholders’ Equity	$4,372,613			$4,058,031

Net Interest Income(1)		$34,914			$34,871

Net Yield on Interest-earning Assets(1)			3.50%			3.76%

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(in thousands)	Balance	Income	Rate	Balance	Income	Rate

ASSETS
Loans (1)	$3,188,500	$111,071	4.64%	$3,247,432	$118,753	4.89%
Interest-bearing deposits with banks	297,410	526	0.24%	101,469	168	0.22%
Securities (1)	391,295	9,111	3.10%	350,356	8,953	3.41%

Total Interest-earning Assets	3,877,205	120,708	4.15%	3,699,257	127,874	4.62%
Noninterest-earning assets	403,034			374,278

Total Assets	$4,280,239			$4,073,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	$1,486,421	$2,252	0.20%	$1,283,571	$1,521	0.16%
Certificates of deposit	1,119,692	10,932	1.30%	1,197,426	16,243	1.81%
Borrowed funds < 1 year	109,692	180	0.22%	42,430	43	0.14%
Borrowed funds > 1 year	124,297	3,031	3.25%	122,139	3,734	4.09%

Total Interest-bearing Liabilities	2,840,102	16,395	0.77%	2,645,566	21,541	1.09%
Noninterest-bearing liabilities:
Demand deposits	859,446			790,459
Shareholders’ equity/other	580,691			637,510

Total Liabilities and Shareholders’ Equity	$4,280,239			$4,073,535

Net Interest Income(1)		$104,313			$106,333

Net Yield on Interest-earning Assets(1)			3.58%			3.84%

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

When comparing the quarter and year to date ended September 30, 2012 to the same periods of 2011 on a FTE basis, net interest income was essentially unchanged for the third quarter comparison and decreased by $2.0 million for the year to date, with decreases of 26 basis points in net interest margin for both periods. The decline in the net interest margin is a result of loan replacement volume at lower interest rates and an unfavorable shift in asset mix from loans to lower yielding interest-bearing deposits with banks and securities. This decline was offset in part by lower offered rates on maturing certificates of deposit, or CDs.

Average loans increased by $54.8 million in the third quarter of 2012 compared to 2011 as a result of the Gateway and Mainline acquisitions. The increases in loan volume through acquisition were offset by loan pay downs resulting in the year to date decrease in average loans. The FTE yield on loans decreased by 33 basis points and 25 basis points for the quarter and year to date periods ended September 30, 2012. Interest-bearing deposits with banks increased by $179.2 million and $195.9 million and securities increased by $45.1 million and $40.9 million for the quarter and year to date periods ended September 30, 2012 as compared to the same periods in 2011. Overall, the FTE yield on interest-earning assets decreased 51 basis points to 4.00 percent from 4.51 percent for the third quarter of 2012 compared to the third quarter of 2011 and 47 basis points to 4.15 percent from 4.62 percent for the nine month period ending September 30, 2012, as compared to the prior year.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Average interest-bearing deposits increased by $199.9 million and $125.1 million due to increases of $ 279.5 million and $202.9 million in NOW/money market/savings deposits, offset by decreases of $79.7 million and $77.7 million in CDs for the three and nine month periods ended September 30, 2012 compared to the three and nine month periods ended September 30, 2011. We had an increase in our customer deposits primarily due to the addition of $206.0 million in deposits from the Mainline acquisition in March 2012 and $105.4 million in deposits from the Gateway acquisition in August 2012. The cost of interest-bearing deposits for the three and nine month periods ended September 30, 2012 was 0.60 percent and 0.67 percent, a decrease of 34 and 28 basis points from the previous year due to lower rates paid on CDs and a shift from CDs to core deposits. Average borrowings increased by $55.9 million and $69.4 million and the yield decreased by 106 basis points and 123 basis points for the quarter and year to date periods ending September 30, 2012 as compared to the same periods in the prior year. The increase in average borrowings for the quarter and year to date periods is mainly due to short term funding utilized as a partial replacement for the Capital Purchase Program, or CPP, redemption on December 7, 2011. The decrease in the yield of average borrowings is due to the increase in lower cost short term funding and the repricing of $25.0 million of subordinated debt in September of 2011. Overall, the yield on interest-bearing liabilities decreased 36 basis points to 0.70 percent for the three months ended September 30, 2012 and 32 basis points to 0.77 percent for the nine months ended September 30, 2012.

Net interest income was positively impacted during the third quarter by an increase of $23.3 million and negatively impacted for the year to date by a decrease of $16.6 million in average net free funds, when compared to the same periods in the prior year. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The increase in net free funds in the third quarter was due to the net impact of a $104.7 million increase in noninterest-bearing demand deposits, the redemption of $108.7 million of preferred stock from the CPP in the fourth quarter of 2011 and various changes to the balance sheet resulting from the recent acquisitions of Gateway and Mainline. The year to date decrease in net free funds was due to the net impact of the $108.7 million redemption of preferred stock from the CPP, as well as a $69.0 million increase in noninterest-bearing demand deposits and other changes to assets, liabilities and equity resulting from both acquisitions. Noninterest-bearing demand deposits increased as a result of the low interest rate environment, marketing efforts for new demand accounts, corporate cash management services and the unlimited FDIC deposit insurance protection provided by the Dodd-Frank Act.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2012 Compared to September 30, 2011(2)			Nine Months Ended September 30, 2012 Compared to September 30, 2011(2)
(in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Loans (1)	$671	$(2,678)	$(2,007)	$(2,155)	$(5,527)	$(7,682)
Interest-bearing deposits with banks	93	57	150	324	34	358
Securities (1)	374	(425)	(51)	1,046	(888)	158

Total Interest-earning Assets	1,138	(3,046)	(1,908)	(785)	(6,381)	(7,166)

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	96	290	386	240	491	731
Certificates of deposit	(364)	(1,809)	(2,173)	(1,054)	(4,257)	(5,311)
Borrowed funds < 1 year	16	27	43	68	69	137
Borrowed funds > 1 year	24	(231)	(207)	66	(769)	(703)

Total Interest-bearing Liabilities	(228)	(1,723)	(1,951)	(680)	(4,466)	(5,146)

Net Interest Income (1)	$1,365	$(1,322)	$43	$(105)	$(1,915)	$(2,020)

(1) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2012 and 2011.

(2) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses is the amount to be added to the allowance for loan losses, or ALL, after adjusting for charge-offs and recoveries to bring the ALL to a level considered by management appropriate to absorb probable losses inherent in the loan portfolio at September 30, 2012. The provision for loan losses increased $0.8 million in the third quarter and $5.3 million in the first nine months of 2012 as compared to the same periods in 2011.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Net charge-offs for the third quarter of 2012 were $2.7 million down from $8.0 million during the same period of 2011. For the nine months ended September 30, 2012, we had net charge-offs of $21.2 million compared to $13.1 million in the same period of 2011. Included in the $21.2 million of charges are $8.8 million related to our commercial construction portfolio and $7.2 million in our commercial real estate portfolio. Projects in the commercial construction and commercial real estate portfolios have slowed due to the economic environment and as a result, appraisals are coming in at lower values. The ALL was 1.41 percent of total loans at September 30, 2012 compared to 1.64 percent at September 30, 2011. Refer to “Allowance for Loan Losses” later in this MD&A for additional discussion.

Noninterest Income

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands)	2012	2011	$ Change	2012	2011	$ Change

Debit and credit card fees	$2,966	$2,790	$176	$8,472	$8,174	$298
Service charges on deposit accounts	2,567	2,683	(116)	7,407	7,356	51
Insurance fees	2,402	2,192	210	6,725	6,505	220
Wealth management fees	2,397	1,965	432	7,393	6,159	1,234
Securities gains (losses), net	2,170	(81)	2,251	3,016	(124)	3,140
Mortgage banking	797	(447)	1,244	2,174	424	1,750
Other	1,447	1,241	206	5,160	3,989	1,171

Total Noninterest Income	$14,746	$10,343	$4,403	$40,347	$32,483	$7,864

Noninterest income increased $4.4 million to $14.7 million in the third quarter of 2012 compared to the third quarter of 2011, and $7.9 million to $40.3 million in the year to date period as compared to the same period in 2011, with increases for both periods in almost all noninterest income categories. The primary drivers were gains on sales of securities, and increases in mortgage banking and wealth management fees in both the three and nine month periods ending September 30, 2012. The $2.3 million and $3.1 million increase in securities gains for the quarter and year to date ending September 30, 2012 relates to the sales of one equity position during the first quarter and one equity position during the third quarter as a result of increases in value after merger announcements. Mortgage interest rates remain at very attractive levels and strong customer demand resulted in increases in mortgage banking activity of $1.2 million and $1.8 million respectively in both the three months and nine months ended September 30, 2012, as compared with the same periods in the prior year. Wealth management fees increased $0.4 million and $1.2 million for the three and nine month periods respectively. Our wealth management fees have increased as a result of adding resources and increased volume in our brokerage business. Other noninterest income has increased $0.2 million for the three months ended September 30, 2012 and $1.2 million for the nine months ended September 30, 2012 primarily as a result of fees associated with derivatives and interest rate swap agreements with our customers, as well as a valuation increase in our rabbi trust.

Noninterest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(in thousands)	2012	2011	$ Change	2012	2011	$ Change

Salaries and employee benefits (1)	$14,643	$11,741	$2,902	$43,960	$37,632	$6,328
Data processing (1)	1,990	1,743	247	5,475	4,928	547
Net occupancy(1)	1,972	1,653	319	5,576	5,248	328
Furniture and equipment	1,414	1,263	151	3,861	3,805	56
Joint venture amortization	1,082	839	243	3,147	2,428	719
Professional services and legal (1)	988	1,173	(185)	3,545	4,058	(513)
Other taxes	982	864	118	2,533	2,669	(136)
FDIC assessment	838	749	89	2,164	2,892	(728)
Marketing(1)	718	747	(29)	2,068	2,055	13
Merger related expense	764	—	764	5,274	—	5,274
Other noninterest expense (1)	5,627	3,421	2,206	15,543	11,521	4,022

Total Noninterest Expense	$31,018	$24,193	$6,825	$93,146	$77,236	$15,910

(1) Excludes one-time merger related expense

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Noninterest expense increased $6.8 million in the third quarter and $15.9 million in the first nine months of 2012 as compared to the same periods in 2011. The most significant drivers include salaries and employee benefit costs and merger related expenses as a result of our acquisition of Mainline and Gateway Banks.

We incurred $0.6 million and $0.8 million of one-time merger related expenses, respectively, for the quarter and year to date ending September 30, 2012, related to the Gateway acquisition. Included in the year to date costs were $0.6 million for legal and consultant fees and $0.2 million for change in control, severance and other employee costs. We expect to incur an additional $1.4 million in one-time merger related costs through the first quarter of 2013 relating to the merger of Gateway into S&T Bank, including $0.7 million related to change in control agreements and $0.7 million of data conversion costs. We incurred $0.2 million and $4.5 million of merger related expenses, respectively, for the quarter and year to date ending September 30, 2012 pertaining to the acquisition of Mainline. The year to date Mainline one-time merger related expenses include $1.8 million in change in control, severance and other employee costs, $2.0 million in data processing contract termination and conversion costs and $0.7 million in legal, professional and other expenses.

In addition to the merger related expenses, we experienced other increases in expenses for both the three and nine month periods ended September 30, 2012. Salaries and employee benefits increased in both periods as a result of the addition of employees from both Mainline and Gateway and annual merit increases that were effective January 1, 2012. Our pension expense increased $0.7 million and $1.5 million for the quarter and year to date periods, respectively, due to an increase in our pension liability as a result of a significant decrease in the discount rate from the prior year. Other noninterest expense increased in both the three and nine month periods primarily due to an increase in our reserve for unfunded commitments as a result of increased volume and higher expected loss rates on our construction commitments. We invest in partnerships that provide federal income tax benefits through tax credits. The partnerships are amortized over the life of the expected tax credits. Joint venture amortization increased $0.2 million and $0.7 million for the three and nine month periods ending September 30, 2012 as compared to the same periods in 2011 due to four new projects going into service during 2012. Further, we recorded an impairment charge of $0.3 million during the second quarter on a low income housing joint venture where the benefit of the tax credits had been fully utilized and no future benefits were expected to be realized. Data processing expense increased $0.2 million and $0.5 million in the three and nine month periods ending September 30, 2012 as compared to the same periods in 2011 primarily related to the increased customer base following the acquisitions, as well as additional costs as our Wealth Management Department upgrades their data processing system. Occupancy expense increased by $0.3 million during the third quarter and year to date period compared to the prior year, primarily due to the addition of the eight Mainline branches in March and the two Gateway branches in August. These increases are partially offset with decreases of $0.2 million and $0.5 million in professional services and legal expense during the quarter and year to date periods ending September 30, 2012, respectively, compared to the same periods in 2011. We benefited year to date from a lower FDIC assessment as a result of a change in methodology by the FDIC that went into effect April 1, 2011.

Provision for Income Taxes

The provision for income taxes decreased $2.1 million to $2.6 million for the third quarter of 2012 and $5.3 million to $4.9 million for the nine months ending September 30, 2012, as compared to $4.7 million for the third quarter and $10.2 million in the year to date period during the prior year. Income before taxes decreased by $3.3 million and $15.9 million for the quarter and year to date periods respectively. The year to date effective tax rate declined from 22.6 percent in 2011 to 16.5 percent in 2012 because tax-exempt income remained relatively constant and tax credits increased on a declining pretax income. Included in year to date tax expense were discrete items of tax of $0.3 million related to tax payable on the disposition of certain bank owned life insurance policies acquired in connection with the acquisition of Mainline, and $0.2 million related to adjustments to unrecognized tax benefits for an IRS examination that is in progress. Discrete items in the nine months ended September 30, 2011 were not material.

Financial Condition

September 30, 2012

Our total assets increased by $302.3 million to $4.4 billion at September 30, 2012 as compared to $4.1 billion at December 31, 2011. This increase was a result of the acquisitions of Mainline and Gateway, which added total assets of $368.5 million. Despite soft demand, loan pay downs and planned run-off to reduce risk, our loan portfolio has increased by $149.4 million since December 31, 2011, or 4.8%, primarily due to our acquisitions which added $231.9 million of gross loans. Our deposits increased $258.5 million, from December 31, 2011 due to the acquisitions of Mainline and Gateway, which added $311.4 million to our deposit base.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Securities Activity

(in thousands)	September 30, 2012	December 31, 2011	$ Change

Obligations of U.S. government corporations and agencies	$192,612	$142,786	$49,826
Collateralized mortgage obligations of U.S. government corporations and agencies	74,728	65,395	9,333
Mortgage-backed securities of U.S. government corporations and agencies	40,031	48,752	(8,721)
Obligations of states and political subdivisions	98,733	88,805	9,928

Debt Securities Available-for-Sale	406,104	345,738	60,366
Marketable equity securities	9,325	11,858	(2,533)

Total Securities Available-for-Sale	$415,429	$357,596	$57,833

We invest in various securities in order to provide a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Risks associated with various securities are managed in accordance with investment policies approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $57.8 million, or 16.2%, from December 31, 2011. The increase in securities is a result of excess cash being utilized to purchase securities due to slow loan growth. Additionally, we sold $5.6 million of equity securities since December 31, 2011 for a gain of $3.0 million.

On a quarterly basis, management evaluates securities for other than temporary impairment, or OTTI, in accordance with the applicable accounting guidance for investments reported at fair value. There were no significant impairment charges during the first nine months of 2012.

Loan Composition

	September 30, 2012		December 31, 2011
(in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$1,438,526	43.9%	$1,415,333	45.2%
Commercial and industrial	748,569	22.8%	685,753	21.9%
Construction	157,717	4.8%	188,852	6.1%

Total Commercial Loans	2,344,812	71.5%	2,289,938	73.2%

Consumer
Home equity	447,123	13.6%	$411,404	13.1%
Residential mortgage	409,967	12.5%	358,846	11.5%
Installment and other consumer	75,157	2.3%	67,131	2.1%
Construction	2,098	0.1%	2,440	0.1%

Total Consumer Loans	934,345	28.5%	839,821	26.8%

Total Portfolio Loan	3,279,157	100.0%	3,129,759	100.0%

Allowance for loan losses	(46,279)		(48,841)

Total Portfolio Loans, net	3,232,878		3,080,918
Loans Held for Sale	3,188		2,850

Total Loans	$3,236,066		$3,083,768

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

Portfolio loans increased by $149.4 million between December 31, 2011 and September 30, 2012, in large part due to the addition of $129.5 million and $99.1 million of loans from our acquisitions of Mainline and Gateway, respectively. Our growth from acquisitions has been offset by loan pay downs. We are, however, seeing benefits in our new market areas as a result of the two acquisitions, in particular our most recent acquisition of Gateway which is in a growing market. We are committed to growing our commercial loan sales team through expanding our lending staff.

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

Management believes the downturn we experienced in the local residential real estate market and the impact of declining values on the real estate loan portfolio will be mitigated because of our conservative mortgage lending policies for portfolio loans, which require a maximum term of 20 years for fixed rate mortgages. Balloon mortgages are also offered in the portfolio. The maximum balloon term is 15 years with a maximum amortization term of 30 years. Balloon mortgages with terms of 10 years or less may have a maximum amortization term for up to 40 years. Combo mortgage loans consisting of a residential first mortgage and a home equity second mortgage are also available to creditworthy borrowers. Our residential mortgage portfolio has grown by $51.1 million since December 31, 2011, including $18.1 million of residential loans we acquired from Mainline in March. We designate specific loan originations, generally longer-term, lower-yielding 1-4 family mortgages, as held for sale and sell them to Fannie Mae. The rationale for these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. During the first half of 2011, we began to retain within the loan portfolio 10 and 15 year mortgages that had been priced and underwritten for sale in the secondary market. During the nine months ended September 30, 2012 and 2011, we sold $62.0 million and $52.3 million, respectively, of 1-4 family mortgages and currently service $330.5 million of secondary market mortgage loans sold to Fannie Mae at September 30, 2012. We intend to continue to sell longer-term loans to Fannie Mae. However, management recently decided that, in an effort to grow the loan portfolio, starting in the fourth quarter 2012, we will retain 20 year mortgages as well, selling only 30 year mortgages to Fannie Mae.

Our home equity and consumer installment loans are up by $43.7 million or 9.1% at September 30, 2012 as compared to December 31, 2011, including the addition of $23.1 million and $0.5 million in home equity and consumer installment loans respectively, in the August 2012 acquisition of Gateway and $28.3 million and $21.0 million in home equity and consumer installment loans respectively, in the March acquisition of Mainline.

We determine loans to be impaired when based upon current information and events it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. TDRs, whether on accrual or nonaccrual status, are classified as impaired loans.

Troubled debt restructurings, or TDRs, are loans where we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise grant. Modifications to loans classified as TDRs may include reductions in contractual interest rates, principal deferment and extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, or any combination of these concessions and others. Generally these concessions are for a period of at least nine months. While unusual, there may be instances of loan principal forgiveness.

TDRs can be returned to accruing status if the following criteria are met: 1) the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and 2) there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring. All TDRs are considered to be impaired loans and will be reported as impaired loans for their remaining lives, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and we fully expected that the remaining principal and interest will be collected according to the restructured agreement. All impaired loans are reported as nonaccrual loans unless the loan is a TDR that has met the requirements noted above to be returned to accruing status. As an example consider a substandard commercial construction loan that is currently 90 days past due where the loan is restructured to extend the maturity date for a period longer than would be considered an insignificant period of time. The post-modification interest rate is not increased to correspond with the current credit risk of the borrower, and all other terms remain the same according to the original loan agreement. This loan will be considered a TDR as the borrower is experiencing financial difficulty and a concession has been granted. The loan will be reported as nonaccrual status and as an impaired loan and a TDR. In addition, the loan could be charged down to the fair value of the collateral if a confirmed loss exists.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

If the loan subsequently performs, by means of making on-time principal and interest payments according to the newly restructured terms for a period of six months, and it is expected that all remaining principal and interest will be collected according to the terms of the restructured agreement, the loan will be returned to accrual status and reported as an accruing TDR. The loan will remain an impaired loan for the remaining life of the loan since the interest rate was not adjusted to be equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with the comparable risk of a longer term. As of September 30, 2012, we had $60.5 million in TDRs of which $37.1 million were accruing and $23.4 million were in nonaccrual status. During the third quarter of 2012, there were $2.3 million of additions to TDRs, and $5.9 million in additions during the year to date, including $1.7 million from the Mainline acquisition in the first quarter, of which $1.2 million remains. During the first nine months of 2012, no TDRs met the above requirements for being placed back into accrual status.

Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the periods presented:

(in thousands)	September 30, 2012	December 31, 2011	$ Change

Nonaccrual Loans
Commercial real estate	$25,072	$20,777	$4,295
Commercial and industrial	6,105	7,570	(1,465)
Commercial construction	2,798	3,604	(806)
Home equity	3,988	2,936	1,052
Residential mortgage	4,291	2,859	1,432
Installment and other consumer	49	4	45
Consumer construction	399	181	218

Total Nonaccrual Loans	42,702	37,931	4,771

Nonaccrual Troubled Debt Restructurings
Commercial real estate	7,756	10,871	(3,115)
Commercial and industrial	746	—	746
Commercial construction	11,613	2,943	8,670
Home equity	6	—	6
Residential mortgage	3,293	4,370	(1,077)

Total Nonaccrual Troubled Debt Restructurings	23,414	18,184	5,230

Total Nonperforming Loans	66,116	56,115	10,001

OREO	1,468	3,967	(2,499)

Total Nonperforming Assets	$67,584	$60,082	$7,502

Asset Quality Ratios:

Nonperforming loans as a percent of total loans	2.01%	1.79%
Nonperforming assets as a percent of total loans plus OREO	2.06%	1.92%

Our policy is to place loans in all categories on nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing at September 30, 2012 or December 31, 2011. Total nonperforming assets increased $7.5 million from December 31, 2011 due to new nonperforming loans of $35.2 million in 2012 offset by net loan charge-offs of $21.2 million and paydowns.

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

Significant to our ALL is a higher mix of commercial loans. At September 30, 2012, approximately 90 percent of the ALL related to the commercial loan portfolio, while commercial loans comprise only 72 percent of our loan portfolio. Commercial loans have been more impacted by the economic slowdown in our markets. The ability of customers to repay commercial loans is more dependent upon the success of their business, continuing income and general economic conditions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following tables summarize the ALL and recorded investments in loans by segment as of the dates presented:

	September 30, 2012
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$644	$23,561	$24,205	$42,998	$1,395,528	$1,438,526
Commercial and industrial	204	8,543	8,747	13,521	735,048	748,569
Commercial construction	2,095	6,430	8,525	26,343	131,374	157,717
Consumer real estate	—	3,903	3,903	5,667	853,521	859,188
Other consumer	—	899	899	—	75,157	75,157

Total	$2,943	$43,336	$46,279	$88,529	$3,190,628	$3,279,157

	December 31, 2011
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$3,487	$26,317	$29,804	$50,107	$1,365,226	$1,415,333
Commercial and industrial	1,116	10,158	11,274	11,991	673,762	685,753
Commercial construction	942	2,761	3,703	25,999	162,853	188,852
Consumer real estate	—	3,166	3,166	5,939	766,751	772,690
Other consumer	—	894	894	—	67,131	67,131

Total	$5,545	$43,296	$48,841	$94,036	$3,035,723	$3,129,759

	September 30, 2012	December 31, 2011

Ratio of net charge-offs to average loans outstanding (annualized)	0.89%	0.56%
Allowance for loan losses to total loans	1.41%	1.56%
Allowance for loan losses to nonperforming loans	70%	87%

The balance in the ALL decreased $2.5 million to $46.3 million or 1.41 percent of total loans at September 30, 2012 as compared to $48.8 million or 1.56 percent of total loans at December 31, 2011. The total ALL has decreased from December 31, 2011 primarily due a decrease of $2.6 million in specific reserves associated with loans individually evaluated for impairment. Asset quality metrics have remained elevated in the first three quarters of 2012 resulting in our reserve for loans collectively evaluated for impairment of $43.3 million remaining flat when compared with the reserve at December 31, 2011. We have experienced stress in our commercial construction portfolio in the nine months ended September 30, 2012 with net charge-offs of $8.8 million compared to net recoveries of $1.6 million for the same time period in 2011. The losses are primarily related to land development and construction projects that have slowed in the current environment, resulting in significant reductions in the appraised values. Many of these loans have been extended resulting in the loan becoming a TDR, and consequently an impaired loan. As a result of these losses the reserve allocated to commercial construction loans has increased $4.8 million to $8.5 million at September 30, 2012 compared to $3.7 million at December 31, 2011. The allowances for both the commercial real estate and the C&I portfolios have decreased as loans evaluated individually for impairment and substandard loans have declined. Further, we have seen a decline in historic loss rates in these portfolios. The commercial real estate reserve decreased $5.6 million from $29.8 million at December 31, 2011 to $24.2 million at September 30, 2012, while the C&I reserve decreased $2.6 million, from $11.3 million to $8.7 million over the same period.

Our allowance for lending-related commitments is calculated using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments increased to $3.1 million at September 30, 2012 as compared to $1.2 million at December 31, 2011. The change is due to increased volume, primarily in our construction commitments and elevated asset quality metrics, specifically related to our commercial construction and commercial real estate commitments. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Deposits

(in thousands)	September 30, 2012	December 31, 2011	$ Change

Noninterest-bearing demand	$928,000	$818,686	$109,314
Interest-bearing demand	321,785	283,611	38,174
Money market	316,673	278,092	38,581
Savings	949,521	802,942	146,579
Certificates of deposit	1,078,427	1,152,528	(74,101)

Total Deposits	$3,594,406	$3,335,859	$258,547

Deposits are a primary source of funds for us. We believe that our deposit base is stable and that we have the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Total deposits at the end of the third quarter of 2012 were up $258.5 million, due primarily to the addition of $56.7 million in noninterest-bearing deposits and $254.7 million in interest-bearing deposits from the Mainline and Gateway acquisitions. Noninterest-bearing demand deposit accounts increased due to the low interest rate environment, our marketing efforts for new demand accounts, corporate cash management services and the unlimited FDIC deposit insurance protection provided by the Dodd-Frank Act. Our overall deposit mix has been influenced by promotional efforts on new products, resulting in a shift from CDs to Savings. Also impacting our CDs was the maturity of $53.9 million in CDARS One-Way Buys, discussed below. CDs of $100,000 and over were 11 percent of total deposits at September 30, 2012 and at December 31, 2011, and primarily represent deposit relationships with local customers in our market area.

We participate in the Certificate of Deposit Account Registry Services, or CDARS, reciprocal and One-Way Buy, or OWB programs. The issuance of brokered retail CDs and participation in the CDARS program is an ALCO strategy to increase and diversify funding sources. The reciprocal program allows our customers to receive expanded FDIC coverage by placing multiple CDs at other CDARS member banks. We maintain deposits by accepting CDs from customers of CDARS member banks in the exact amount as our customers placed. Reciprocal deposits provide a stable and cost- effective source of funds with rates generally lower than traditional brokered deposits. Although reciprocal deposits are considered “brokered” under existing law, they tend to act more like customer CDs, since we retain the customer relationships. We had $13.5 million and $15.0 million in CDARS reciprocal deposits at September 30, 2012 and December 31, 2011, respectively. We can also access the CDARS network to accept brokered CDs that are a part of the OWB program, which allows us to obtain large blocks of wholesale funding, while maintaining control over pricing. Through the OWB program, funding is effectively purchased from insured depository institutions that are members of the CDARS deposit placement service. As of September 30, 2012 and December 31, 2011, we had $1.9 million and $55.8 million respectively in the CDARS OWB program. Most of this funding was purchased in December, 2011 as part of the replacement of CPP funds. The OWB maturities occurred during the first half of 2012 and were not replaced.

Borrowings

(in thousands)	September 30, 2012	December 31, 2011	$ Change

Securities sold under repurchase agreements, retail	$49,261	$30,370	$18,891
Short-term borrowings	25,000	75,000	(50,000)
Long-term borrowings	40,669	31,874	8,795
Junior subordinated debt securities	90,619	90,619	—

Total Borrowings	$205,549	$227,863	$(22,314)

Borrowings are an additional source of funding for S&T. Following redemption on December 7, 2011 of our preferred stock issued in connection with our participation in the CPP, we increased borrowings as part of our funding and liquidity strategy. Borrowings are down by $22.3 million from December 31, 2011 as our funding needs have decreased.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Liquidity and Capital Resources

Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or of borrowers needing to access funds to meet their credit needs. Liquidity risk management involves monitoring and maintaining sufficient levels of a diverse set of funding sources that are available for normal operations and for unanticipated stress events. In order to manage liquidity risk our Board of Directors has delegated authority to the Asset Liability Committee, or ALCO, for formulation, implementation and oversight of liquidity risk management. ALCO’s goal is to maintain adequate levels of liquidity to meet our funding needs in both a normal operating environment and for potential liquidity stress events.

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

The following summarizes risk-based capital amounts and ratios for S&T Bancorp, Inc. and S&T Bank:

(in thousands)	Adequately Capitalized (1)	Well- Capitalized (2)	September 30, 2012		December 31, 2011
			Amount	Ratio	Amount	Ratio

S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$386,982	9.27%	$356,484	9.17%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	386,982	12.01%	356,484	11.63%
Total capital to risk-weighted assets	8.00%	10.00%	497,732	15.45%	465,702	15.20%

S&T Bank
Tier 1 leverage	4.00%	5.00%	$339,135	8.29%	$321,352	8.30%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	339,135	10.95%	321,352	10.55%
Total capital to risk-weighted assets	8.00%	10.00%	447,967	14.47%	429,837	14.11%

(1) At September 30, 2012, and December 31, 2011 S&T exceeded all regulatory capital guideline requirements listed above to qualify as “adequately capitalized.”

(2) At September 30, 2012 and December 31, 2011, S&T exceeded all regulatory capital guideline requirements listed above to qualify as “well capitalized.”

In September 2012, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $300 million of a variety of securities including debt and capital securities, preferred and common stock and Warrants.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution’s earnings or capital. For most financial institutions, including S&T, market risk primarily reflects exposure to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and shareholder value. However, excessive interest rate risk can threaten banks’ earnings, capital, liquidity and solvency. Our sensitivity to changes in interest rate movement is monitored by ALCO. ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE analysis and simulations in order to avoid unacceptable earnings and market value fluctuations due to changes in interest rates.

Rate shock analyses are performed on a static balance sheet to estimate the effect that specific interest rate changes would have on 12 months of pretax net interest income. Rate shock analyses assume an immediate parallel shift in market interest rates. Assumptions are modified in the decreasing rate shock analyses due to the very low level of interest rates. Rate shock analyses also incorporate management assumptions regarding the level of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of fixed rate loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over a 12 month horizon using rate shocks up to 300 basis points. Policy guidelines define the percent change in pretax net interest income by graduated risk tolerance levels of minimal, moderate and high. The table below reflects the rate shock analyses results, which are in the minimal risk tolerance level.

In order to monitor interest rate risk beyond the 12 month time horizon of rate shocks, we also perform EVE analysis. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. As with rate shock analysis, EVE incorporates management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and core deposit behavior and value. S&T policy guidelines limit the change in EVE given changes in rates of up to 300 basis points. Policy guidelines define the percent change in EVE by graduated risk tolerance levels of minimal, moderate and high. The table below reflects the EVE results, which are in the minimal risk tolerance level.

	September 30, 2012		December 31, 2011
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity

+300	13.3	28.3	11.3	20.9
+200	8.6	20.6	7.3	15.9
+100	4.1	11.2	3.5	9.1
- 100	(2.6)	(9.4)	(3.9)	(12.9)
- 200	(5.4)	(7.4)	(6.9)	(15.2)
- 300	(7.2)	(7.1)	(8.9)	(15.1)

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, (its principal executive officer and principal financial officer, respectively) management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of September 30, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.

Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2012 and 2011, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months ended September 30, 2012 and 2011 and (iv) Unaudited Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.*

*	This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: November 1, 2012	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)