Form 10-K
period 2012-12-31
S&T BANCORP INC
filed 2013-02-25
CIK 719220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

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

Yes  ☐    No   ☒

The aggregate estimated fair value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012:

Common Stock, $2.50 par value – $520,833,295

The number of shares outstanding of the issuer’s classes of common stock as of January 31, 2013:

Common Stock, $2.50 par value – 29,728,005 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed with the Securities and Exchange Commission for the annual shareholders meeting to be held May 20, 2013 are incorporated by reference into Part III.

PART I

Item 1.  BUSINESS

General

S&T Bancorp, Inc., or S&T, (also referred to below as “we”, “us” or “our”), including on a consolidated basis with our subsidiaries where appropriate, was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and has three wholly owned subsidiaries, S&T Bank, 9th Street Holdings, Inc. and STBA Capital Trust I. We also own a one-half interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC. We are registered as a financial holding company with the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended, or the BHCA. As of December 31, 2012, we had approximately $4.5 billion in assets, $3.4 billion in loans, $3.6 billion in deposits and $537.4 million in shareholder’s equity.

S&T Bank is a full service bank with its Main Office at 800 Philadelphia Street, Indiana, Pennsylvania, providing services to its customers through offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson, Washington and Westmoreland counties of Pennsylvania. S&T Bank deposits are insured by the Federal Deposit Insurance Corporation, or FDIC, to the maximum extent provided by law.

S&T Bank has three wholly owned operating subsidiaries: S&T Insurance Group, LLC, S&T Bancholdings, Inc. and Stewart Capital Advisors, LLC. S&T Insurance Group, LLC, through its subsidiaries, offers a variety of insurance products. S&T Bancholdings, Inc. is an investment company. Stewart Capital Advisors, LLC, is a registered investment advisor that manages private investment accounts for individuals and institutions and advises the Stewart Capital Mid Cap Fund.

We operate three reportable operating segments including Community Banking, Wealth Management and Insurance. Our Community Banking segment offers services which include accepting time and demand deposits, originating commercial and consumer loans, and providing letters of credit and credit card services. We believe that we have a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). Our core deposit base remained stable in 2012.

The Wealth Management segment offers discount brokerage services, services as executor and trustee under wills and deeds, guardian and custodian of employee benefits and other trust and brokerage services, as well as a registered investment advisor that manages private investment accounts for individuals and institutions. Total Wealth Management assets under management and administration were approximately $1.7 billion at December 31, 2012.

The Insurance segment includes a full-service insurance agency offering commercial property and casualty insurance, group life and health coverage, employee benefit solutions and personal insurance lines.

Refer to the financial statements and Note 25 of this Form 10-K for further details pertaining to our operating segments.

Recent Developments

On March 9, 2012, we completed the acquisition and conversion of Mainline Bancorp, Inc., or Mainline, a bank holding company based in Ebensburg, Pennsylvania. Mainline had one subsidiary, Mainline National Bank, with eight branches and $129.5 million in loans and $206.0 million in deposits. The acquisition expanded our market share and footprint throughout Cambria and Blair counties of Western Pennsylvania. The total acquisition cost of Mainline was $27.8 million.

On August 13, 2012, we completed the acquisition of Gateway Bank of Pennsylvania, a bank with $99.1 million in loans and $105.4 million in deposits, headquartered in McMurray, Pennsylvania. The total acquisition cost of Gateway Bank was $19.8 million. As of December 31, 2012, Gateway was operating as a separate wholly-owned subsidiary of S&T, with all transactions since the acquisition

Item 1.  BUSINESS — continued

date consolidated in our financial statements. On February 8, 2013, Gateway Bank was merged into S&T Bank, and their two branches are now fully operational branches of S&T Bank.

In August 2012, we expanded our commercial lending footprint into Northeastern Ohio through the opening of a loan production office in Akron.

Employees

As of December 31, 2012, we had 1,027 full-time equivalent employees.

Access to United States Securities and Exchange Commission Filings

All of our reports filed electronically with the United States Securities and Exchange Commission, or the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2012, or the Report, our prior annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports are accessible at no cost on our website at www.stbancorp.com under Financial Information, SEC Filings. These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our charters of the Audit Committee, the Compensation and Benefits Committee, the Nominating and Corporate Governance Committee, the Wealth Management Oversight Committee, Complaints Regarding Accounting, Internal Accounting Controls or Auditing Matters, or the Whistleblower Policy, the Code of Conduct for the CEO and CFO, the General Code of Conduct, the Shareholder Communications Policy, and S&T Excessive and Luxury Expenditure Policy are also available at www.stbancorp.com under Corporate Governance.

Supervision and Regulation

General

S&T and S&T Bank are each extensively regulated under federal and state law. The following describes certain aspects of that regulation and does not purport to be a complete description of all regulations that affect S&T and S&T Bank or all aspects of any regulation discussed here.

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

S&T

We are a bank holding company subject to regulation under the BHCA and the examination and reporting requirements of the Federal Reserve Board. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any additional bank, or merge or consolidate with another bank holding company, without the prior approval of the Federal Reserve Board. We have received approval from the Federal Reserve Board for a passive ownership position in Allegheny Valley Bancorp, Inc. (14.4 percent).

As a bank holding company, we are expected under statutory and regulatory provisions to serve as a source of financial and managerial strength to our subsidiary bank. A bank holding company is also expected to commit resources, including capital and other funds, to support its subsidiary bank.

Item 1.  BUSINESS — continued

We elected to become a financial holding company under the BHCA in 2001 and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to maintain our status as a financial holding company, we must remain “well-capitalized” and “well-managed” and the depository institutions controlled by us must remain “well-capitalized,” “well-managed” (as defined in federal law) and have at least a “satisfactory” Community Reinvestment Act, or CRA rating. Refer to Item 8, Note 23 Regulatory Matters, of this Report for information concerning the current capital ratios of S&T and S&T Bank. No prior regulatory approval is required for a financial holding company with total consolidated assets less than $50 billion to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board, unless the total consolidated assets to be acquired exceed $10 billion. The BHCA identifies several activities as “financial in nature” including, among others, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and sales agency; investment advisory activities; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking or a proper incident thereto. Banks may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is “well-capitalized,” “well-managed” and has at least a “satisfactory” CRA rating.

If S&T or S&T Bank ceases to be “well-capitalized” or “well-managed,” we will not be in compliance with the requirements of the BHCA regarding financial holding companies. If a financial holding company is notified by the Federal Reserve Board of such a change in the ratings of any of its subsidiary banks, it must take certain corrective actions within specified time frames. Furthermore, if S&T Bank was to receive a CRA rating of less than “satisfactory,” then we would be prohibited from engaging in new activities or acquiring companies engaged in certain financial activities until the rating is raised to “satisfactory” or better.

We are presently engaged in nonbanking activities through the following five entities:

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

S&T Bank

As a state-chartered, commercial bank, the deposits of which are insured by the FDIC, S&T Bank is subject to the supervision and regulation of the Pennsylvania Department of Banking and

Item 1.  BUSINESS — continued

Securities, or PADB and the FDIC. We are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted and limits on the type of other activities in which S&T Bank may engage and the investments it may make.

In addition, S&T Bank is subject to affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act that limit the amount of transactions between itself and S&T or S&T’s nonbank subsidiaries. Under these provisions, transactions between a bank and its parent company or any single nonbank affiliate generally are limited to 10 percent of the bank subsidiary’s capital and surplus, and with respect to all transactions with affiliates, are limited to 20 percent of the bank subsidiary’s capital and surplus. Loans and extensions of credit from a bank to an affiliate generally are required to be secured by eligible collateral in specified amounts. The Dodd-Frank Act Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, expands the affiliate transaction rules to broaden the definition of affiliate and to apply to securities lending, repurchase agreements and derivatives activities that we may have with an affiliate, as well as to strengthen collateral requirements and limit Federal Reserve exemptive authority. Also, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders is being expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. These expansions became effective July 21, 2012. These provisions have not had a material effect on S&T or S&T Bank.

Insurance of Accounts; Depositor Preference

The deposits of S&T Bank are insured up to applicable limits per insured depositor by the FDIC. The Dodd-Frank Act codified FDIC deposit insurance coverage per separately insured depositor for all account types at $250,000. The Dodd-Frank Act also maintained federal deposit insurance coverage for noninterest-bearing transaction accounts at an unlimited amount from December 31, 2010 until this part of the Act expired on December 31, 2012. Deposits held in noninterest-bearing transaction accounts are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total insured up to at least $250,000.

As an FDIC-insured bank, S&T Bank is also subject to FDIC insurance assessments, which are imposed based upon the risk the institution poses to the Deposit Insurance Fund, or DIF. Under this assessment system, risk is defined and measured using an institution’s supervisory ratings with other risk measures, including financial ratios. The current total base assessment rates on an annualized basis range from 2.5 basis points for certain “well-capitalized,” “well-managed” banks, with the highest ratings, to 45 basis points for institutions posing the most risk to the DIF. The FDIC may raise or lower these assessment rates on a quarterly basis based on various factors to achieve a reserve ratio, which the Dodd-Frank Act has mandated to be no less than 1.35 percent of insured deposits.

In February 2011, the FDIC Board of Directors adopted a final rule, Deposit Insurance Assessment Base, Assessment Rate Adjustments, Dividends, Assessment Rates and Large Bank Pricing Methodology. This final rule redefined the deposit insurance assessment base to equal average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act, altered assessment rates, implemented the Dodd-Frank Act’s DIF dividend provisions and revised the risk-based assessment system for all large insured depository institutions (those with at least $10.0 billion in total assets). Many of the changes were made as a result of provisions of the Dodd-Frank Act that were intended to shift more of the cost of raising the reserve ratio from institutions with less than $10.0 billion in assets (such as S&T Bank) to the larger banks. Except for the future assessment rate schedules, all changes went into effect April 1, 2011 which lowered our FDIC expense in 2012 compared to 2011 and 2010. In addition to DIF assessments, the FDIC assesses all insured deposits a special assessment to fund the repayment of debt obligations of the Financing Corporation, or FICO. FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out

Item 1.  BUSINESS — continued

the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation in the 1990s. For the first quarter of 2013, the annualized rate established by the FDIC for the FICO assessment is 0.64 basis points.

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

Capital

The Federal Reserve Board and FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under current capital guidelines, S&T and S&T Bank are required to maintain certain capital standards based on ratios of capital to assets and capital to risk weighted assets. The guidelines define a bank’s total qualifying capital as having two components. Tier 1 capital, which must be at least 50 percent of total qualifying capital, is mainly comprised of common equity, retained earnings and qualifying preferred stock, less certain intangibles. Tier 2 capital may include the allowance for loan losses, or ALL, up to a maximum of 1.25 percent of risk weighted assets, qualifying subordinated debt, qualifying preferred stock, hybrid capital instruments and up to 45 percent of net unrealized gains on available-for-sale equity securities. The guideline also defines the weights assigned to assets and off-balance sheet items to determine the risk weighted asset component of the risk-based capital ratios.

The Federal Reserve Board and FDIC have established minimum and well-capitalized standards for banks and bank holding companies. The minimum capital standards are defined as a Tier 1 ratio of at least 4.00 percent, a Total capital ratio of at least 8.00 percent and a Leverage ratio of at least 3.00 percent. The Leverage ratio of 3.00 percent is for those bank and bank holding companies that meet certain specified criteria, including having received the highest regulatory rating and are not experiencing significant growth or expansion. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 4 percent. S&T and S&T Bank maintain capital levels to meet the well-capitalized regulatory standards, which are defined as a Tier 1 ratio of at least 6.00 percent, Total capital ratio of at least 10.00 percent and a Leverage ratio of at least 5.00 percent. At December 31, 2012 S&T’s Tier 1 capital, Total capital and Leverage ratios were 11.98 percent, 15.39 percent and 9.31 percent, respectively. S&T Bank’s Tier 1, Total capital and Leverage ratios were 10.88 percent, 14.35 percent, and 8.45 percent, respectively.

Both the Federal Reserve Board and the FDIC’s risk-based capital standards explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank’s capital adequacy. The Federal Reserve Board has also issued additional capital guidelines for certain bank holding companies that engage in trading activities. We do not believe that consideration of these additional factors will affect the regulators’ assessment of the capital position of S&T or S&T Bank. The Dodd-Frank Act contains a number of provisions intended to strengthen capital, including requiring minimum leverage and risk-based capital that are at least as stringent as those currently in effect. Also, the Dodd-Frank Act requires the Federal Reserve Board to implement capital regulations that are countercyclical so that the amount of capital required to be maintained by us would increase in times of economic expansion and decrease in times of economic contraction, consistent with the safety and soundness of the company. In addition to the Dodd-Frank Act, the international oversight body of the Basel Committee on Banking Supervision, or Basel III, reached agreements in July, 2010 to introduce a minimum

Item 1.  BUSINESS — continued

common equity tier 1 capital requirement of 4.50 percent, along with a capital conservation buffer of 2.50 percent to bring total common equity capital requirements to 7.00 percent. The federal banking agencies issued proposed rules in June 2012 to implement Basel III and certain other recent revisions to the Basel capital framework, as well as the minimum leverage and risk-based capital requirements of the Dodd Frank Act, but they have yet to issue any final rules. Federal regulators periodically propose amendments to the risk-based capital guidelines and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be predicted.

Capital Purchase Program

On December 7, 2011, we redeemed all of the preferred stock that we sold to the federal government as part of the Capital Purchase Program, or CPP. As a participant in the CPP, we completed the $108.7 million capital raise on January 16, 2009.

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

Payment of Dividends

S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of our revenues consist of dividend payments we receive from S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Thus, under certain circumstances based upon our financial condition, our ability to declare and pay quarterly dividends may require consultation with the Federal Reserve Board and may be prohibited by applicable Federal Reserve Board regulations. If we were to pay a dividend in contravention of Federal Reserve regulations, the Federal Reserve could raise supervisory concerns. During the year ended December 31, 2012, S&T Bank paid $17.4 million in cash dividends to us for dividends paid to common shareholders.

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies such as us and our depository institution subsidiary by federal law and regulatory policy. These obligations and restrictions are designed to reduce potential loss exposure to the FDIC’s deposit insurance fund in the event an insured depository institution becomes in danger of default or is in default. Under current federal law for example, the federal banking agencies possess broad powers to take prompt corrective

Item 1.  BUSINESS — continued

action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as defined by the law. Under regulations established by the federal banking agencies, a “well-capitalized” institution must have a Tier 1 capital ratio of at least 6.00 percent, a Total capital ratio of at least 10.00 percent and a leverage ratio of at least 5.00 percent and must not be subject to a capital directive or order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4.00 percent, a Total capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent. The most highly-rated financial institutions minimum requirement for the leverage ratio is 3.00 percent. In the proposed rules to implement Basel III and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act, the federal banking agencies have also proposed changes to the definition of these categories, including the introduction of a common equity tier 1 capital ratio in each definition. As of December 31, 2012, S&T and S&T Bank were classified as “well-capitalized.” The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.

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

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate-income neighborhoods. Furthermore, such assessment is required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a bank holding company (including a financial holding company) applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” S&T Bank was rated “satisfactory” in its most recent CRA evaluation.

Anti-Money Laundering Rules

S&T Bank is subject to the Bank Secrecy Act, its implementing regulations and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require S&T Bank to take steps to prevent the bank from being used to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. S&T Bank is also required to develop and implement a comprehensive anti-money laundering compliance program. Banks must also have in place appropriate “know your customer” policies and procedures. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act of 2001 require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Government Actions and Legislation

The Dodd-Frank Act is significantly changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including S&T and S&T Bank. The Dodd-Frank Act contains a number of provisions intended to strengthen capital. Refer to Capital within Item 1 for additional information. For example, the federal banking agencies are directed to establish minimum leverage and risk-based capital that are at least as stringent as those currently in effect.

Item 1.  BUSINESS — continued

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Act may not be known for many years. The Dodd-Frank Act also contains provisions that expand the insurance assessment base and increase the scope of deposit insurance coverage.

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

The Dodd-Frank Act also created the Consumer Financial Protection Bureau, or CFPB that took over rulemaking responsibility on July 21, 2011 for the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others. Institutions that have assets of $10.0 billion or less, such as S&T Bank, will continue to be supervised in this area by their state and primary federal regulators (in the case of S&T Bank, the FDIC). The Act also gives the CFPB expanded data collection powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint function also has been consolidated into the CFPB with respect to the institutions it supervises. The CFPB established an Office for Community Banks and Credit Unions, with a mission to ensure that the CFPB incorporates the perspectives of small depository institutions into the policy-making process, communicate relevant policy initiatives to community banks and credit unions and work with community banks and credit unions to identify potential areas for regulatory simplification. In addition, the Dodd-Frank Act required the Federal Reserve Board to adopt a rule addressing interchange fees applicable to debit card transactions. This rule, Regulation II, effective October 1, 2011, does not apply to banks with less than $10.0 billion in assets.

There have been delays in the rulemaking processes of the various federal agencies responsible for enacting the provisions of the Dodd-Frank Act. A substantial number of rules required to implement the Dodd-Frank Act have not been finalized, and many have not even been proposed. Not all of the Dodd-Frank Act provisions remaining to be finalized apply to banks the size of S&T Bank. As a result, we cannot predict the ultimate impact of the Act on S&T or S&T Bank at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that they, at a minimum, will increase our operating and compliance costs.

In 2012, Pennsylvania enacted three bills known as the “Banking Law Modernization Package.” The bills became effective on December 24, 2012. The overall goal of the Banking Law Modernization Package was to modernize the banking laws of Pennsylvania and reduce regulatory burden at the state level.

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

Item 1.  BUSINESS — continued

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

We face significant competition in both originating loans and attracting deposits. The western Pennsylvania area has a high density of financial institutions, some of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings associations, mortgage banking companies, credit unions and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. We generally compete on the basis of customer service and responsiveness to customer needs, the convenience of banking offices and hours, and the availability and pricing of our products and services. We emphasize personalized banking and the advantage of local decision-making in our banking business and this strategy appears to have been well received in our market area.

The financial service industry is likely to become more competitive as further technological advances enable more companies to provide financial services on a more efficient and convenient basis. Technological innovations have lowered traditional barriers of entry and enabled many of these companies to compete in financial services markets. Many customers now expect a choice of banking options for the delivery of services, including traditional banking offices, telephone, mail, internet, mobile banking, ATMs, self-service branches, and/or in-store branches. These products are offered by traditional banks and savings associations, as well as credit unions, brokerage firms, asset management groups, finance and insurance companies, internet-based companies, and mortgage banking firms. We believe that our current market area, consisting primarily of western Pennsylvania, provides long-term opportunity for growth in deposits and commercial lending. Commercial and residential real estate values in our market appear to have stabilized. Nevertheless, the national and local economies still remain fragile with high unemployment rates while business conditions remain subdued, with uncertainty that seems to limit both consumer and corporate spending in our area.

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
•

legislative and regulatory actions (including the impact of the Dodd-Frank Act and related regulations) subjecting us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•

government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•	additions or departures of key members of management;
•	fluctuations in our quarterly or annual operating results; and
•	changes in analysts’ estimates of our financial performance.

Risks Related to Credit

Our ability to assess the credit-worthiness of our customers may diminish, which may adversely affect our results of operations.

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

Decreases in real estate values, particularly with respect to our commercial lending and mortgage activities, could adversely affect the value of property used as collateral for our loans and our customers’ ability to repay these loans, which in turn could impact our profitability. Repayment of our commercial loans is often dependent on the cash flow of the borrower, which may become

Item 1A.  RISK FACTORS — continued

unpredictable in the current economy. If the value of the assets, such as real estate, serving as collateral for the loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, we may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. This could result in higher charge-offs which could have a material adverse effect on our operating results and financial condition.

Changes in the overall credit quality of our portfolio can have a significant impact on our earnings.

Like other lenders, we face the risk that our customers will not repay their loans. We reserve for losses in our loan portfolio based on our assessment of inherent credit losses. This process, which is critical to our financial results and condition, requires complex judgments, including our assessment of economic conditions, which are difficult to predict. Through a periodic review of the loan portfolio, management determines the amount of the allowance for loan loss, or ALL, by considering historical losses combined with qualitative factors including general and regional economic conditions, asset quality trends, loan policy and underwriting and changes in loan concentrations and collateral values. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. We may underestimate our inherent losses and fail to hold an ALL sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of inherent losses and inadequate ALL. As our assessment of inherent losses changes, we may need to increase or decrease our ALL, which could adversely impact our financial results and profitability.

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

The majority of our loans are to commercial borrowers. The commercial real estate segment of our loan portfolio has been more adversely impacted by the continuing economic downturn. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally are dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operating and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. Additionally, we have a number of significant credit exposures to commercial borrowers, and while the majority of these borrowers have numerous projects that

Item 1A.  RISK FACTORS — continued

make up the total aggregate exposure, if one or more of these borrowers default or have financial difficulties, we could experience higher credit losses, which could adversely impact our results of operations.

Risks Related to Our Operations

An interruption or breach in security of our information systems may result in financial losses or in a loss of customers.

We depend upon data processing, communication and information exchange on a variety of computing platforms and networks, including the internet. We have experienced cybersecurity incidents in the past, which we did not deem material, and may experience them in the future. We believe that we have implemented appropriate measures to mitigate potential risks to our technology and our operations from these information technology disruptions. However, we cannot be certain that all of our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. The occurrence of any failures, interruptions or security breaches of our information systems could result in a material adverse impact to our business, financial condition and results of operations through damage to our reputation, loss of customer business, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Losses arising from such a breach could materially exceed the amount of insurance coverage we have, which could adversely affect our results of operation.

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

Our results of operations are largely dependent on net interest income, which is the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. There may be mismatches between the maturity and repricing of our assets and liabilities that could cause the net interest rate spread to compress, depending on the level and type of changes in the interest rate environment. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental agencies. In addition, some of our customers often have the ability to prepay loans or redeem deposits with either no penalties, or penalties that are insufficient to compensate us for the lost income. If customers continue to prepay loans at a higher rate, we may not be able to recover the lost revenues, which may affect our results of operations. A significant reduction in our net interest income will adversely affect our business and results of operations. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Item 1A.  RISK FACTORS — continued

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

We are dependent for our funding on a stable base of core deposits and high quality unpledged assets including cash held on deposit at the Federal Reserve. Our ability to maintain a stable core deposit base is a function of our financial performance, our reputation and the security provided by FDIC insurance, which combined, gives customers confidence in us. If any of these items are damaged or come into question, the stability of our core deposits could be harmed. If our high quality unpledged liquid assets lose value or can not be sold in an orderly fashion, it could harm our ability to meet our obligations.

Our ability to meet contingency funding needs, in the event of a crisis that causes a disruption to our core deposit base, is dependent on access to wholesale markets, including funds provided by the FHLB of Pittsburgh.

We own common stock of the FHLB in order to qualify for membership in the FHLB system, which enables us to borrow on our line of credit with the FHLB that is secured by a blanket lien on a significant portion of our loan portfolio. Changes or disruptions to the FHLB or the FHLB system in general may materially impact our ability to meet short and long-term liquidity needs or meet growth plans. Additionally, we cannot be assured that the FHLB will be able to provide funding to us when needed, nor can we be certain that the FHLB will provide funds specifically to us, should our financial condition and/or our regulators prevent access to our line of credit. The inability to access this source of funds could have a materially adverse effect on our ability to meet our customer’s needs. Our financial flexibility could be severely constrained if we were unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates.

Risks Related to Regulatory Compliance and Legal Matters

Recent legislation enacted in response to market and economic conditions may significantly affect our operations, financial condition and earnings.

Disruptions in the financial system during the past several years have resulted in significantly reduced business activity throughout the global and U.S. economies, which have the potential to significantly affect financial institutions. The Dodd-Frank Act was enacted as a major reform in response to this financial crisis. The Dodd-Frank Act increases regulation and oversight of the financial services industry, and imposes restrictions on the ability of institutions within the industry to conduct business consistent with historical practices, including aspects such as capital requirements, affiliate transactions, compensation, consumer protection regulations and mortgage

Item 1A.  RISK FACTORS — continued

regulation, among others. It is not clear what impact the Dodd-Frank Act and the numerous implementing regulations will ultimately have on the financial markets or on the U.S. banking and financial services industries and the broader U.S. and global economies. They may increase our costs of regulatory compliance and of doing business and otherwise affect our operations, and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition. They also may significantly affect the markets in which we do business, the markets for and value of our investments and our ongoing operations, costs and profitability.

Our deposit insurance premiums have decreased but may increase in the future, which could have a material adverse impact on our future earnings and financial condition.

The FDIC insures deposits at FDIC-insured financial institutions, including S&T Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. The Bank’s FDIC insurance premiums recently decreased after substantial increases beginning in 2009, but we may pay significantly higher premiums in the future. Current economic conditions have increased bank failures and additional failures are expected, all of which decrease the DIF. The Dodd-Frank Act increased the minimum target DIF ratio from 1.15 percent of estimated insured deposits to 1.35 percent of estimated insured deposits. The FDIC must seek to achieve the 1.35 percent ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2 percent as a long-term goal beyond what is required by statute. There is no implementation deadline for the 2 percent ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at or above the statutory minimum target. Any increase in our FDIC premiums could have an adverse effect on the Bank’s profits and financial condition. Refer to Supervision and Regulation within Item 1 of this report for additional information.

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

Item 1A.  RISK FACTORS — continued

We may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on our financial condition and results of operations.

From time to time, customers and others make claims and take legal action pertaining to the performance of our responsibilities. Additionally, the current economic downturn has resulted in higher customer defaults and a resultant increase in litigation. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant expenses, attention from management and financial liability. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Our failure to find suitable acquisition candidates, or successfully bid against other competitors for acquisitions, could adversely affect our ability to successfully implement our business strategy. If we are successful in acquiring other entities, the process of integrating such entities will divert significant management time and resources. We may not be able to integrate successfully or operate profitably any entity we may acquire. We may experience disruption and incur unexpected expenses in integrating acquisitions. These failures could adversely impact our future prospects and results of operation.

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

We are required by federal regulatory authorities to maintain adequate capital levels to support operations. Our ability to raise additional capital is dependent on capital market conditions at that time and on our financial performance and outlook. Pending regulatory changes, such as regulations to implement Basel III and the Dodd-Frank Act, may require us to have more capital than was

Item 1A.  RISK FACTORS — continued

previously required. If we cannot raise additional capital when needed, we may not be able to meet these requirements, and our ability to further expand our operations through organic growth or through acquisitions may be adversely affected.

The Warrant we issued to the U.S. Treasury may be dilutive to holders of our common stock.

The ownership interest of the existing holders of our common stock may be diluted to the extent the warrant we issued to the U.S. Treasury in connection with the sale to the U.S. Treasury of the Series A Preferred Stock is exercised. Although we redeemed all of the outstanding preferred stock previously issued to the U.S. Treasury, we did not repurchase the outstanding warrant and it will remain outstanding until 2019 or until we repurchase it. The shares of common stock underlying the warrant represent approximately 1.70 percent of the shares of our common stock outstanding as of January 31, 2013 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a purchaser of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

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

Item 2.  PROPERTIES

We own a four-story building in Indiana, Pennsylvania, located at 800 Philadelphia Street, which serves as our headquarters, executive and administrative offices. Our Community Banking and Wealth Management segments are also located at our headquarters. The executive office of our Insurance segment is located in a leased building in Ebensburg, Pennsylvania which is in Cambria County. Additionally, we lease a building in Indiana, Pennsylvania that serves as our data processing and technology center and we own a two-story building directly behind it that serves as additional administrative offices. Community Banking has 63 locations, including 59 branches located in eleven counties in Pennsylvania, of which 37 are owned and 22 are leased, as well as three separate drive up facilities and one loan production office in Akron, Ohio. Community Banking leases an office in Akron, Ohio, that is staffed by three commercial lenders. Community Banking also leases two offices to Insurance. Wealth Management leases two offices, one in Allegheny County, Pennsylvania and one in Westmoreland County, Pennsylvania. Wealth Management also has several staff located within the Community Banking offices to provide their services to retail customers. Insurance leases three offices located in three counties in Pennsylvania. Insurance also has staff located within the Community Banking offices in Jefferson and Blair counties. The operating and capital leases for Community Banking, Wealth Management and Insurance expire at various dates through the year 2054 and generally include options to renew. For additional information regarding the lease commitments, refer to Note 10 Premises and Equipment in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividend Information

Our common stock is listed on the NASDAQ Global Select Market System or NASDAQ under the symbol STBA. The range of sale prices for the years 2012 and 2011 is set forth in the table below and is based upon information obtained from NASDAQ. As of the close of business on January 31, 2013, we had 3,277 shareholders of record. Dividends paid by S&T are primarily provided from S&T Bank’s dividends to S&T. The payment of dividends by S&T Bank to S&T is subject to the restrictions described in Item 8, Note 6, Dividend and Loan Restrictions of this Report. The cash dividends declared per share are shown below.

	Price Range of Common Stock		Cash Dividends Declared
2012	Low	High
Fourth quarter	$16.32	$18.50	$0.15
Third quarter	15.68	19.40	0.15
Second quarter	16.41	21.98	0.15
First quarter	19.65	23.34	0.15

2011
Fourth quarter	$15.21	$20.67	$0.15
Third quarter	15.21	19.46	0.15
Second quarter	16.65	22.23	0.15
First quarter	20.90	23.86	0.15

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — continued

Five-Year Cumulative Total Return

The following chart compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index and NASDAQ Bank Index(1) assuming a $100 investment in each on December 31, 2007.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
S&T Bancorp, Inc.	$100.00	$133.37	$66.36	$90.74	$80.94	$77.27
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
NASDAQ Bank	100.00	78.46	65.67	74.97	67.10	79.64

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

CONSOLIDATED BALANCE SHEETS

December 31	2012	2011	2010	2009	2008
(in thousands)

Total assets	$4,526,702	$4,119,994	$4,114,339	$4,170,475	$4,438,368
Securities available-for-sale	453,096	357,596	288,025	354,860	452,713
Goodwill	175,733	165,273	165,273	165,167	163,546
Net loans and loans held for sale	3,322,637	3,083,768	3,312,540	3,344,827	3,526,027
Total deposits	3,638,428	3,335,859	3,317,524	3,304,541	3,228,416
Securities sold under repurchase agreements and federal funds purchased	62,582	30,370	40,653	44,935	113,419
Short-term borrowings	75,000	75,000	—	51,300	308,475
Long-term borrowings	34,101	31,874	29,365	85,894	180,331
Junior subordinated debt securities	90,619	90,619	90,619	90,619	90,619
Preferred stock, series A	—	—	106,137	105,370	—
Total shareholders’ equity	537,422	490,526	578,665	553,318	448,694

CONSOLIDATED STATEMENTS OF NET INCOME

Years Ended December 31	2012	2011	2010	2009	2008
(in thousands, except per share data)

Interest income	$156,251	$165,079	$180,419	$195,087	$216,118
Interest expense	21,024	27,733	34,573	49,105	72,171
Provision for loan losses	22,815	15,609	29,511	72,354	12,878
Net Interest Income After Provision for Loan Losses	112,412	121,737	116,335	73,628	131,069
Noninterest income	51,912	44,057	47,210	38,580	37,452
Noninterest expense	122,863	103,908	105,633	108,126	83,801
Net Income Before Taxes	41,461	61,886	57,912	4,082	84,720
Provision (benefit) for income taxes	7,261	14,622	14,432	(3,869)	24,517
Net Income	34,200	47,264	43,480	7,951	60,203
Preferred stock dividends and discount amortization	—	7,611	6,201	5,913	—
Net Income Available to Common Shareholders	$34,200	$39,653	$37,279	$2,038	$60,203

Per Share Data
Earnings per common share—basic	$1.18	$1.41	$1.34	$0.07	$2.30
Earnings per common share—diluted	1.18	1.41	1.34	0.07	2.28
Dividends declared per common share	0.60	0.60	0.60	0.61	1.24
Common book value	18.08	17.44	16.91	16.14	16.24

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

These forward-looking statements are based on current expectations, estimates and projections about our business and beliefs and assumptions made by management. These Future Factors, are not guarantees of our future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements.

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
•

the possibility that the anticipated benefits from our acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated;

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

We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. We currently view the determination of the allowance for loan losses, or ALL, income taxes, securities valuation and goodwill and other intangible assets to be critical accounting policies. During 2012, we did not significantly change the manner in which we applied our critical accounting policies or developed related assumptions or estimates. We have reviewed these related critical accounting estimates and related disclosures with the Audit Committee.

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

We individually evaluate all substandard, doubtful and nonaccrual commercial loans greater than $0.5 million for impairment. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. For all troubled debt restructurings, or TDRs, regardless of size, as well as all other impaired loans, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate. Specific reserves are established based upon the following three impairment methods: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate, 2) the loan’s observable market price or 3) the estimated fair value of the collateral if the loan is collateral dependent. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans, including estimating the amount and timing of future cash flows, current estimated fair value of the loan and collateral values. Our impairment evaluations consist primarily of the fair value of collateral method since most loans are collateral dependent.

The ALL methodology for groups of homogeneous loans, known as the general reserve, is comprised of both a quantitative and qualitative analysis. We first apply historical loss rates to pools of loans with similar risk characteristics. Loss rates are calculated by historical charge-offs that have occurred within each pool of loans over the loss emergence period. Loss emergence refers to the length of time between a loss event and a charge-off of the loan. We estimate the loss emergence period to be two years for commercial real estate, or CRE, loans and one year for all other loan classes. We use a one year look back period that results, when considering our loss emergence periods, in capturing historic losses for three years for CRE and two years for our other portfolio segments. After consideration of the loss calculations, management applies additional qualitative adjustments so that the ALL is reflective of the inherent losses that exist in the loan portfolio at the balance sheet date. Qualitative adjustments are made based upon changes in economic conditions, loan portfolio and asset quality data and credit process changes, such as credit policies or underwriting standards. The evaluation of the various components of the ALL requires considerable judgment in order to estimate inherent loss exposures.

We enhanced our ALL model in the fourth quarter of 2010 to better align it with regulatory guidance. The calculation of the base historical loss utilizing an average method over the prior five years was shortened to include a one to two year loss emergence period depending on the loan category over a rolling four quarter average. With the volatility in the credit cycle at that time, the shorter time horizon was more indicative of the loss emergence periods we were experiencing in our portfolio. We believe this shorter time horizon provides a better indication of inherent losses in the loan portfolio given the recent economic downturn. We also refined the qualitative factors beginning in the fourth quarter of 2010 to better align with regulatory guidance. Qualitative factors became a basis point adjustment applied to the historical base loss. The combination of the enhancements to the average method and the qualitative factors did not materially change the ALL at December 31, 2010, resulting in an increase in the ALL and provision of less than $0.5 million. Since December 31, 2010, there have been no further enhancements to the ALL methodology.

Our ALL Committee meets quarterly to verify the overall adequacy of the ALL. Additionally, on an annual basis, the Committee meets to validate certain aspects of our ALL model. This validation includes reviewing the pools of loans to ensure the segmentation results in relevant homogeneous pools of loans. The Committee reviews the historical loss emergence period and look back periods used to calculate the loss rates. Further, the Committee reviews the qualitative factors for reasonableness. As a result of this ongoing monitoring process, we may make changes to our ALL methodology to be responsive to the economic environment.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

At December 31, 2012, approximately 87 percent of the ALL related to the commercial loan portfolio. Commercial loans represent 72 percent of total portfolio loans. Commercial loans have been more impacted by the economic slowdown in our markets. The ability of customers to repay commercial loans is more dependent upon the success of their businesses, continuing income and general economic conditions. The risk of loss is higher on such loans compared to consumer loans, which have incurred lower losses in our market.

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

Income Taxes

We estimate income tax expense based on amounts expected to be owed to the tax jurisdictions where we conduct business. The laws are complex and subject to different interpretations by us and various taxing authorities. On a quarterly basis, we assess the reasonableness of our effective tax rate based upon our current estimate of the amount and components of pre-tax income, tax credits and the applicable statutory tax rates expected for the full year.

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

Securities Valuation

We determine the appropriate classification of securities at the time of purchase. All securities, including both debt and equity securities, are classified as available-for-sale. These securities are carried at fair value with net unrealized gains and losses deemed to be temporary reported separately as a component of other comprehensive income, net of tax. Realized gains and losses on the sale of

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

available-for-sale securities and other-than-temporary impairment, or OTTI, charges are recorded within noninterest income in the Consolidated Statements of Net Income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

We perform a quarterly review of our securities to identify those that may indicate an OTTI. Our policy for OTTI within the marketable equity securities portfolio generally requires an impairment charge when the security is in a loss position for 12 consecutive months, unless facts and circumstances would suggest the need for an OTTI prior to that time. Our policy for OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the best estimate of impairment charge representing credit losses, the likelihood of the security’s ability to recover any decline in its estimated fair value and whether we intend to sell the investment security or if it is more likely than not that we will be required to sell the security prior to the security’s recovery. If the financial markets experience deterioration, charges to income could occur in future periods.

Goodwill and Other Intangible Assets

As a result of acquisitions, we have recorded goodwill and identifiable intangible assets on our Consolidated Balance Sheets. Goodwill represents the excess of the purchase price over the fair value of net assets purchased.

Goodwill relates to value inherent in the Community Banking and Insurance reporting units and the value is dependent upon our ability to provide quality, cost-effective services in the face of competition from other market participants. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services. As such, goodwill value is supported ultimately by profitability that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods.

We have three reporting units including: Community Banking, Wealth Management and Insurance. The carrying value of goodwill is tested annually for impairment each October 1 or more frequently if it is determined that we should do so. We first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment considers such factors as macroeconomic conditions, market conditions specifically related to the banking industry, our overall financial performance and various other factors. If we determine that it is more likely than not that the fair value is less than the carrying amount, we proceed to test for impairment. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess. We completed the annual goodwill impairment assessment as required in 2012, 2011 and 2010; the results indicated that the fair value of each reporting unit exceeded the carrying value.

Based upon our qualitative assessment performed for our annual impairment analysis, we concluded that it is more likely than not that the fair value of the reporting units exceeds the carrying value. Both the national economy and the local western Pennsylvania economy where our business is concentrated showed signs of stabilization over the past year. General economic activity

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

and key indicators such as housing and unemployment showed modest improvement. While still challenging, the banking environment also improved with fewer bank failures, better asset quality, improved earnings and generally better stock prices. Activity in mergers and acquisition demonstrated that there is premium value of banking franchises and a number of banks of our size have been able to access the capital markets over the past year. While our stock price declined slightly over the course of the year after increasing in the first quarter, it has been fairly consistent for the past three quarters. Additionally, our overall performance has not significantly deteriorated and we did not identify any other facts or circumstances that would cause us to conclude that it is more likely than not that the fair value of the reporting units would be less than the carrying value.

We determine the amount of identifiable intangible assets based upon independent core deposit and insurance contract analyses at the time of acquisition. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangibles, are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 16 years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances occurred during the years ended December 31, 2012, 2011 and 2010.

The financial services industry and securities markets can be adversely affected by declining values. Although the economic weakness of recent years appears to be stabilizing, if economic conditions result in a prolonged period of economic weakness in the future, our business segments, including the Community Banking segment, may be adversely affected. In the event that we determine that either our goodwill or finite lived intangible assets are impaired, recognition of an impairment charge could have a significant adverse impact on our financial position or results of operations in the period in which the impairment occurs.

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

Executive Overview

We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $4.5 billion at December 31, 2012. We provide a full range of financial services through offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson, Washington and Westmoreland counties of Pennsylvania. We provide full service retail and commercial banking products as well as cash management services, insurance, estate planning and administration, employee benefit plan investment management and administration, corporate services and other fiduciary services. Our common stock trades on the Nasdaq Global Select Market under the symbol “STBA.”

We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and other operating costs such as: salaries and employee benefits, occupancy, data processing and tax expense.

Our mission is to become the financial services provider of choice in Western Pennsylvania by delivering exceptional service and value, one customer at a time. Our strategic plan focuses on growth through de novo expansion, acquisition or organic growth. Our strategic plan includes a collaborative model that combines expertise from all of our business segments and focuses on satisfying each customer’s individual financial objectives.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

During 2012, we grew primarily through acquisition and successfully completed two mergers adding approximately $368 million in assets. On March 9, 2012, we completed our acquisition and conversion of Mainline Bancorp, Inc., or Mainline, a bank holding company located in Ebensburg, Pennsylvania. Mainline had one bank subsidiary, Mainline National Bank, with eight branches located throughout Cambria and Blair counties in Western Pennsylvania, adding $129.5 million in loans and $206.0 million in deposits. The total acquisition cost of Mainline was $27.8 million. On August 13, 2012, we further expanded our community banking network with the completion of our acquisition of Gateway Bank of Pennsylvania, a two branch bank with $99.1 million in loans and $105.4 million in deposits. The total acquisition cost of Gateway Bank was $19.8 million. As of December 31, 2012, Gateway was operating as a separate wholly-owned subsidiary of S&T, with all transactions since the acquisition date consolidated in our financial statements. On February 8, 2013, Gateway Bank was merged into S&T Bank, and their two branches are now fully operational branches of S&T Bank.

As a result of these acquisitions, our earnings were impacted by one-time merger related expenses of $6.0 million.

Organic loan growth remained a challenge for a majority of 2012, however, we did experience positive trends in the later part of the year. An important strategic initiative as we move in to 2013 is loan growth. In August 2012, we expanded our commercial lending footprint into Northeastern Ohio through the opening of a loan production office in Akron. We are retaining 10, 15 and 20 year residential real estate loans in our portfolio, rather than selling these loans in the secondary market. Additionally, we are hiring seasoned lenders in both our commercial and residential real estate areas to improve organic loan growth.

Asset quality remained a challenge for us throughout 2012, especially in the first half of the year. The provision for loan losses increased $7.2 million to $22.8 million for 2012 compared to $15.6 million in 2011. Net loan charge-offs increased to $25.2 million compared to $18.2 million in 2011. During the first half of 2012, we experienced increased charge-offs primarily in our commercial construction loan portfolio as projects in this portfolio slowed due to the economic environment and as a result, appraised values declined. Asset quality stabilized in the second half of the year resulting in a lower provision for loan losses. Our nonperforming assets are at their lowest level since 2008 at $55.0 million at December 31, 2012. Additionally, we have been actively managing our substandard loans resulting in a decrease of $49.1 million, or 26.0 percent at December 31, 2012 compared to December 31, 2011.

Our capital ratios increased slightly from 2011 and remain significantly above the “well capitalized” thresholds of federal bank regulatory agencies with a leverage ratio of 9.31 percent, tier 1 risk-based capital ratio of 11.98 percent and total risk based capital ratio of 15.39 percent.

In 2013, our performance will be influenced by asset quality. If the economy improves, we should expect to see progress in reducing net charge-offs, nonperforming loans and provision for loan losses. However, a return of the economic slowdown, regionally or nationally, could cause deterioration in our asset quality. We recognize a greater dependence on commercial loans may expose us to credit risk and that we may have more volatility in nonperforming loans and loan charge-offs when problems do occur. We will mitigate this risk through our disciplined credit risk management practices, the review of such loans by our Criticized Asset Committee and continued sound underwriting practices. Because the majority of our revenue comes from net interest income, net loan and deposit growth, combined with the relative pricing and mix of that growth are major factors that affect our operations and financial condition. Our net interest margin will be a challenge as we move into 2013, especially if the low interest rate environment persists.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Results of Operations

Year Ended December 31, 2012

Net Income

Our net income available to common shareholders decreased $5.5 million to $34.2 million or $1.18 per share in 2012 compared to $39.7 million or $1.41 per share in the previous year. The decrease in net income was primarily a result of an increase of $19.0 million in noninterest expense, which includes $6.0 million in one-time merger related expenses. Additionally, our provision for loan losses increased $7.2 million. We also experienced a decline in our net interest income of $2.1 million compared to the prior year, due to lack of organic loan growth and the low interest rate environment. These decreases were partially offset by a $7.9 million increase in noninterest income primarily due to increased mortgage banking and wealth management fees and gains on security sales, and a decrease of $7.4 million in provision for income taxes. Additionally, we did not have preferred dividend payments due to the redemption of $108.7 million of preferred stock from the U.S. Department of Treasury’s Capital Purchase Program in December of 2011.

Return on Equity and Assets

The table below presents our consolidated profitability and common equity to assets ratio for each of the last three years:

Years Ended December 31	2012	2011	2010
Common return on average assets	0.79%	0.97%	0.90%
Common return on average equity	6.62%	6.78%	6.58%
Dividend payout ratio	50.75%	42.44%	44.75%
Common equity to asset ratio	11.87%	11.91%	11.48%

Net Interest Income

Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 73 percent of operating revenue (net interest income plus noninterest income, excluding security gains/losses) in 2012 and 76 percent of operating revenue in 2011. Refer to page 57 Explanation of Use of Non-GAAP Financial Measures for a discussion of operating revenue as a non-GAAP financial measure. The level and mix of interest-earning assets and interest-bearing liabilities are managed by our Asset and Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to maintain an acceptable net yield on interest-earning assets (net interest margin) given the challenges of the current interest rate environment.

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following table reconciles interest income per the Consolidated Statements of Net Income to net interest income adjusted to a fully taxable-equivalent basis:

Years Ended December 31	2012	2011	2010
(in thousands)

Interest income per Consolidated Statements of Net Income	$156,251	$165,079	$180,419
Adjustment to fully taxable-equivalent basis	4,471	4,154	4,627
Interest income adjusted to fully taxable-equivalent basis	160,722	169,233	185,046
Interest expense per Consolidated Statements of Net Income	21,024	27,733	34,573
Net Interest Income Adjusted to Fully Taxable-equivalent Basis (non-GAAP)	$139,698	$141,500	$150,473

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances, interest and yields earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities:

	2012			2011			2010
December 31	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(dollars in thousands)

ASSETS
Loans(1)(2)	$3,213,018	$147,819	4.59%	$3,216,856	$156,845	4.88%	$3,386,103	$172,319	5.09%
Taxable investment securities	297,168	7,351	2.47%	273,320	8,475	3.10%	226,714	8,373	3.69%
Tax-exempt investment securities(2)	90,527	4,801	5.30%	62,607	3,611	5.77%	76,707	4,354	5.68%
Federal Home Loan Bank stock	17,115	33	0.19%	20,091	—	—%	23,336	—	—%
Interest-bearing balance with banks	289,947	718	0.25%	123,714	302	0.24%	49	—	0.34%
Total Interest-earning Assets	3,907,775	160,722	4.10%	3,696,588	169,233	4.58%	3,712,909	185,046	4.98%
Noninterest-earning assets:
Cash and due from banks	53,517			50,458			90,462
Premises and equipment, net	38,460			38,425			39,142
Other assets	361,982			344,378			340,234
Less allowance for loan losses	(49,196)			(57,241)			(59,292)
Total Assets	$4,312,538			$4,072,608			$4,123,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand and money market	$615,713	$674	0.11%	$536,085	$739	0.14%	$518,383	$1 220	0.24%
Savings	902,889	2,356	0.26%	761,274	1,267	0.17%	749,325	2,127	0.28%
Certificates of deposit	1,104,262	13,766	1.24%	1,181,823	20,946	1.77%	1,300,803	25,370	1.95%
Securities sold under repurchase agreements	47,388	82	0.17%	41,584	53	0.13%	46,490	64	0.14%
Short-term borrowings	50,212	123	0.24%	551	2	0.32%	32,473	146	0.45%
Long-term borrowings	33,841	1,107	3.26%	31,651	1,091	3.45%	42,920	1,643	3.83%
Junior subordinated debt securities	90,619	2,916	3.21%	90,619	3,635	4.01%	90,619	4,003	4.42%
Total Interest-bearing Liabilities	2,844,924	21,024	0.74%	2,643,587	27,733	1.05%	2,781,013	34,573	1.24%
Noninterest-bearing liabilities:
Noninterest-bearing demand	877,056			792,911			728,708
Other liabilities	73,746			50,924			47,064
Shareholders’ equity	516,812			585,186			566,670
Total Liabilities and Shareholders’ Equity	$4,312,538			$4,072,608			$4,123,455
Net Interest Income		$139,698			$141,500			$150,473
Net Yield on Interest-earning Assets			3.57%			3.83%			4.05%
(1)	For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)

Tax-exempt income is on a fully taxable-equivalent basis, including the dividend-received deduction for equity securities, using the statutory federal corporate income tax rate of 35 percent for 2012, 2011 and 2010.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following table presents a summary of the changes in interest earned and interest paid resulting from changes in average balances and changes in rates:

	2012 Compared to 2011 Increase (Decrease) Due to(1)			2011 Compared to 2010 Increase (Decrease) Due to(1)
	Volume	Rate	Net	Volume	Rate	Net
(in thousands)

Interest earned on:
Loans(2)	$(187)	$(8,839)	$(9,026)	$(8,613)	$(6,861)	$(15,474)
Taxable investment securities	739	(1,863)	(1,124)	1,722	(1,620)	102
Tax-exempt investment securities(2)	1,612	(420)	1,192	(800)	57	(743)
Federal Home Loan Bank Stock	—	33	33	—	—	—
Interest-bearing balance with bank	406	9	415	419	(117)	302
Total Interest-earning Assets	2,570	(11,080)	(8,510)	(7,272)	(8,541)	(15,813)

Interest paid on:
Interest-bearing demand and money market	$110	$(175)	$(65)	$42	$(523)	$(481)
Savings	236	853	1,089	34	(894)	(860)
Certificates of deposit	(1,374)	(5,806)	(7,180)	(2,321)	(2,103)	(4,424)
Securities sold under repurchase agreements	7	22	29	(7)	(4)	(11)
Short-term borrowings	157	(36)	121	(143)	(1)	(144)
Long-term borrowings	75	(58)	17	(431)	(121)	(552)
Junior subordinated debt securities	—	(719)	(719)	—	(368)	(368)
Total Interest-bearing Liabilities	(789)	(5,919)	(6,708)	(2,826)	(4,014)	(6,840)
Change in Net Interest Income	$3,359	$(5,161)	$(1,802)	$(4,446)	$(4,527)	$(8,973)
(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)

Tax-exempt income is on a fully taxable-equivalent basis, including the dividend-received deduction for equity securities, using the statutory federal corporate income tax rate of 35 percent for 2012, 2011 and 2010.

Net interest income and net interest margin decreased by $1.8 million or 26 basis points compared to 2011. The low interest rate environment was a challenge to our net interest income in 2012, as earning assets rates reset faster than our ability to offset those decreases on the funding side.

Interest income decreased $8.5 million to $160.7 million in 2012 compared to $169.2 million in 2011. Rates decreased on almost all earning asset categories due to the low interest rate environment. The decrease in net interest income was primarily driven by a 29 basis point decrease in average loan yields to 4.59 percent compared to 4.88 percent in 2011. Average loan balances were relatively unchanged with a decline of $3.8 million despite the addition of approximately $143.0 million of average loans related to the acquisitions of Mainline and Gateway. Loans from acquisitions were offset by significant loan payoffs throughout the past two years, primarily in our commercial loan portfolio. We retained more residential mortgage loans in the portfolio during the year, rather than selling them in the secondary market. Average investments increased $51.8 million compared to the prior year; however, due to declining yields interest income was essentially unchanged. The interest-bearing balance with banks is primarily funds held at the Federal Reserve and increased $166.2 million, or 134.4 percent, during 2012 due to a lack of organic loan growth. Overall, the fully taxable-equivalent yield on total interest-earning assets decreased 48 basis points to 4.10 percent in 2012 as compared to 4.58 percent in 2011.

Interest expense decreased $6.7 million to $21.0 million for 2012 compared to $27.7 million for 2011. The primary driver of the decrease in interest expense was the maturities of higher costing CDs. For 2012, average interest-bearing deposits increased by $143.7 million to $2.6 billion as compared to $2.5 billion 2011. The increase in average interest-bearing deposits is attributed to a

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

$141.6 million average balance increase in savings deposits and a $79.6 million average balance increase in interest-bearing demand and money market accounts, partially offset by an average balance decrease of $77.6 million in CDs. The increase in deposits includes the addition of $171.0 million in average deposits related to the acquisitions of Mainline and Gateway. The cost of deposits was 0.48 percent, a decrease of 22 basis points from 2011 primarily due to CDs maturing and being replaced by demand and other lower interest rate deposits. The cost of long-term borrowed funds decreased 64 basis points, to 3.23 percent from 3.87 percent in 2011. However, the cost of securities sold under repurchase agreements, or REPOs, and other short-term borrowed funds increased 8 basis points to 0.21 percent as a result of increased utilization of more expensive short-term borrowings compared to customer repos. Overall, the yield on interest-bearing liabilities decreased 31 basis points to 0.74 percent for 2012 as compared to 2011.

Provision for Loan Losses

The provision for loan losses is the amount to be added to the ALL after adjusting for charge-offs and recoveries to bring the ALL to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increased $7.2 million to $22.8 million for 2012 compared to $15.6 million for 2011. Net charge-offs were $25.2 million or 0.78 percent of average loans in 2012, compared to $18.2 million or 0.56 percent of average loans in 2011. During the first half of 2012, we experienced elevated charge-offs primarily in our commercial construction loan portfolio as projects in this portfolio slowed due to the economic environment and as a result, appraised values declined. Refer to the Allowance for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, for further details.

Noninterest Income

Years Ended December 31	2012	2011	$ Change
(in thousands)

Security gains (losses), net	$3,016	$(124)	$3,140
Debit and credit card fees	11,134	10,889	245
Service charges on deposit accounts	9,992	9,978	14
Wealth management fees	9,808	8,180	1,628
Insurance fees	8,448	8,314	134
Mortgage banking	2,878	1,199	1,679
Other Income:
Interest rate swap fees	1,036	—	1,036
Other	5,600	5,621	(21)
Total Other Noninterest Income	6,636	5,621	1,015
Total Noninterest Income	$51,912	$44,057	$7,855

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Noninterest income increased $7.9 million in 2012 compared to 2011, with increases in almost all noninterest income categories. The primary drivers were gains on sales of securities, as well as increased fees from wealth management, mortgage banking and interest rate swap fee income.

The $3.1 million increase in security gains relates to the sales of two equity positions during the year as a result of increases in value after merger announcements. Mortgage interest rates remained at very attractive levels throughout 2012 driving strong customer demand. As a result, we experienced an increase of $1.7 million in mortgage banking fee activity in 2012 compared to the prior year. During 2012, we sold $82.9 million of 1-4 family mortgage loans to Fannie Mae compared to $67.9 million in 2011 which increased fees by $0.5 million. Additionally, in 2011 we recorded an impairment charge related to mortgage servicing rights of $0.4 million that reflected a decline in the remaining value of the mortgage servicing asset compared to no impairment in 2012. The remaining increase in mortgage banking activity primarily related to a net gain on our mortgage derivative due to a strong mortgage pipeline at the end of 2012 compared to a decrease in 2011. During the fourth quarter of 2012, we began to retain 20 year mortgages within the loan portfolio which were previously priced and underwritten using secondary market terms and guidelines. This retention of 20 year mortgages is in addition to the 10 and 15 year mortgages which we have been retaining in the portfolio since the second quarter of 2011.

Wealth management fees increased $1.6 million due to improved brokerage business of $0.8 million as a result of adding new producers and our trust income increased $0.6 million due to an increase in assets under management of $201.0 million compared to the prior year.

Interest rate swap fees have increased $1.0 million compared to the prior year as our customers have opted to lock in low interest rates for longer terms.

Noninterest Expense

Years Ended December 31	2012	2011	$ Change
(in thousands)

Salaries and employee benefits(1)	$57,920	$51,078	$6,842
Data processing(1)	7,326	6,853	473
Net occupancy(1)	7,603	6,943	660
Professional services and legal(1)	4,610	5,437	(827)
Furniture and equipment	5,262	4,941	321
Marketing(1)	3,206	3,019	187
Other taxes	3,200	3,381	(181)
FDIC assessment	2,926	3,570	(644)
Merger related expense	5,968	—	5,968
Other expenses:
Joint venture amortization	4,199	3,302	897
Other real estate owned	2,166	1,518	648
Unfunded loan commitments	1,811	(1,474)	3,285
Amortization of intangibles	1,709	1,737	(28)
Other(1)	14,957	13,603	1,354
Total Other Noninterest Expense	24,842	18,686	6,156
Total Noninterest Expense	$122,863	$103,908	$18,955
(1)	Excludes one-time merger related expenses for 2012.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

We had an increase of $19.0 million in noninterest expense in 2012, compared to 2011, with the largest increases in salaries and employee benefits and one-time merger related expenses.

During the first quarter of 2012, we acquired Mainline Bancorp, Inc., an eight branch institution headquartered in Ebensburg, Pennsylvania and during the third quarter of 2012, we acquired Gateway Bank, a two branch institution headquartered in McMurray, Pennsylvania. In 2012, we incurred one-time merger related expenses of $2.3 million of change in control, severance and other employee costs, $2.3 million in data processing contract termination fees, $1.0 million for professional and legal fees and $0.4 million of other expenses. We expect to incur approximately $1.2 million of additional merger related expenses related to the conversion of Gateway Bank into S&T Bank on February 8, 2013.

Excluding one-time merger related expenses, salaries and employee benefits increased by $6.8 million, or 13.4 percent, compared to 2011. Approximately $2.3 million of the increase related to additional employees added as a result of the acquisitions. We added 53 former Mainline employees to our staff in March 2012 and 19 former Gateway employees in August 2012. Further increasing salary expenses in 2012 were annual merit increases of approximately $1.7 million. Our pension expense increased $2.0 million in 2012 due to an increase in our pension liability as a result of a significant decrease of 100 basis points in our discount rate from the prior year. Payroll incentives and commissions increased $0.4 million due to increased production in areas including wealth management and mortgage banking.

Excluding one-time merger related expenses, data processing expenses increased by $0.5 million, primarily due to $0.3 million related to an increased customer processing base due to the acquisitions and an additional $0.2 million related to an upgrade to our Wealth Management data processing system. Net occupancy expenses increased by $0.7 million due to the addition of 10 branches from the acquisitions.

We invest in partnerships that provide federal income tax benefits through tax credits. The partnerships are amortized over the life of the expected tax credits. Joint venture amortization increased by $0.9 million year over year due to three new projects going into service during 2012. Further, we recorded impairment charges of $0.3 million during the year where the benefit of the tax credits had been fully utilized and no future benefits were expected to be realized.

We did see decreases in several expense categories. Excluding one-time merger related expenses, legal and professional expense decreased by $0.8 million, due in part to one-time legal and accounting fees incurred in early 2011. FDIC expense decreased by $0.6 million as we benefited from a lower FDIC assessment based on the revisions made by the FDIC that went into effect April 1, 2011.

Within other noninterest expense, the reserve for unfunded loan commitments increased $3.3 million as a result of increased volume in our construction commitments coupled with higher historical loss rates. In the prior year we had a reversal of $1.5 million of unfunded loan commitments. The reversal in 2011 was primarily attributable to the decline in commitments at that time. Additionally, $0.8 million of the reserve reversal in 2011 related to an expense recognized in 2008 for a letter of credit that we were contractually obligated to fulfill. During 2011, the letter of credit was drawn upon and funded and a corresponding loan charge-off was recorded. We also had an increase of $0.6 million in other real estate owned, or OREO, expense, primarily due to two properties that were sold during 2012 at values significantly below the appraised values, as well as increases in selling expenses pertaining to these properties.

Our efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income, on a fully taxable-equivalent basis, excluding security gains/losses, was 65 percent for 2012, including the one-time merger related expenses of $6.0 million, and 56 percent for 2011. Refer to page 57 Explanation of Use of Non-GAAP Financial Measures for a discussion of this non-GAAP financial measure.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Federal Income Taxes

We recorded a federal income tax provision of $7.3 million in 2012 compared to $14.6 million in 2011. The effective tax rate, which is the provision for income taxes as a percentage of pretax income was 17.5 percent in 2012 compared to 23.6 percent in 2011. The effective tax rate decreased due to tax-exempt income and tax credits remaining relatively constant on a declining pre-tax income. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt interest on bank owned life insurance, or BOLI and tax benefits associated with Low Income Housing Tax Credits, or LIHTC, and Federal Historic Tax Credit Projects.

Results of Operations

Year Ended December 31, 2011

Net Income

Net income available to common shareholders for 2011 was $39.7 million resulting in diluted earnings per common share of $1.41 compared to $37.3 million or $1.34 diluted earnings per common share in 2010. The increase in net income was primarily a result of a reduction of $13.9 million in provision for loan losses, partially offset with decreases of $8.5 million in net interest income and $3.2 million in noninterest income.

Return on Equity and Assets

The table below presents our consolidated profitability and common equity to asset ratio for each of the last three years:

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

The following table reconciles interest income per the Consolidated Statements of Net Income to net interest income adjusted to a fully taxable-equivalent basis:

Years Ended December 31	2011	2010	2009
(in thousands)

Interest income per Consolidated Statements of Net Income	$165,079	$180,419	$195,087
Adjustment to fully taxable-equivalent basis	4,154	4,627	5, 202
Interest income adjusted to fully taxable-equivalent basis	169,233	185,046	200,289
Interest expense per Consolidated Statements of Net Income	27,733	34,573	49,105
Net Interest Income Adjusted to Fully Taxable-equivalent Basis (non-GAAP)	$141,500	$150,473	$151,184

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances, interest and yields earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities:

	2011			2010			2009
December 31	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(dollars in thousands)

ASSETS
Loans(1)(2)	$3,216,856	$156,845	4.88%	$3,386,103	$172,319	5.09%	$3,473,169	$182,767	5.26%
Taxable investment securities	273,320	8,475	3.10%	226,714	8,373	3.69%	286,295	11,897	4.16%
Tax-exempt investment securities(2)	62,607	3,611	5.77%	76,707	4,354	5.68%	103,832	5,624	5.42%
Federal Home Loan Bank stock	20,091	—	—%	23,336	—	—%	23,542	—	—%
Interest-bearing balance with banks	123,714	302	0.24%	49	—	0.34%	54	—	0.17%
Federal funds sold	—	—	—%	—	—	—%	258	1	0.25%
Total Interest-earning Assets	3,696,588	169,233	4.58%	3,712,909	185,046	4.98%	3,887,150	200,289	5.15%
Noninterest-earning assets:
Cash and due from banks	50,458			90,462			67,405
Premises and equipment, net	38,425			39,142			41,915
Other assets	344,378			340,234			320,803
Less allowance for loan losses	(57,241)			(59,292)			(57,985)
Total Assets	$4,072,608			$4,123,455			$4,259,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand and money market	$536,085	$739	0.14%	$518,383	$1,220	0.24%	$485,742	$1,616	0.33%
Savings	761,274	1,267	0.17%	749,325	2,127	0.28%	758,216	3,465	0.46%
Certificates of deposit	1,181,823	20,946	1.77%	1,300,803	25,370	1.95%	1,367,372	33,358	2.44%
Federal funds purchased	—	—	—%	—	—	—%	115	1	0.79%
Securities sold under repurchase agreements	41,584	53	0.13%	46,490	64	0.14%	86,616	140	0.16%
Short-term borrowings	551	2	0.32%	32,473	146	0.45%	104,217	544	0.52%
Long-term borrowings	31,651	1,091	3.45%	42,920	1,643	3.83%	127,045	5,568	4.38%
Junior subordinated debt securities	90,619	3,635	4.01%	90,619	4,003	4.42%	90,619	4,413	4.38%
Total Interest-bearing Liabilities	2,643,587	27,733	1.05%	2,781,013	34,573	1.24%	3,019,942	49,105	1.63%
Noninterest-bearing liabilities:
Noninterest-bearing demand	792,911			728,708			637,434
Other liabilities	50,924			47,064			57,377
Shareholders’ equity	585,186			566,670			544,535
Total Liabilities and Shareholders’ Equity	$4,072,608			$4,123,455			$4,259,288
Net Interest Income		$141,500			$150,473			$151,184
Net Yield on Interest-earning Assets			3.83%			4.05%			3.89%
(1)	For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following table presents a summary of the changes in interest earned and interest paid resulting from changes in average balance and changes in rates:

	2011 Compared to 2010 Increase (Decrease) Due to(1)			2010 Compared to 2009 Increase (Decrease) Due to(1)
	Volume	Rate	Net	Volume	Rate	Net
(in thousands)

Interest earned on:
Loans(2)	$(8,613)	$(6,861)	$(15,474)	$(4,581)	$(5,867)	$(10,448)
Taxable investment securities	1,722	(1,620)	102	(2,476)	(1,048)	(3,524)
Tax-exempt investment securities(2)	(800)	57	(743)	(1,469)	199	(1,270)
Interest bearing balance with bank	419	(117)	302	—	—	—
Other investments	—	—	—	—	—	—
Federal funds sold	—	—	—	(1)	—	(1)
Total Interest-earning Assets	(7,272)	(8,541)	(15,815)	(8,527)	(6,716)	(15,243)

Interest paid on:
Interest-bearing demand and money market	$42	$(523)	$(481)	$109	$(505)	$(396)
Savings deposits	34	(894)	(860)	(41)	(1,297)	(1,338)
Certificates of deposit	(2,321)	(2,103)	(4,424)	(1,624)	(6,364)	(7,988)
Federal funds purchased	—	—	—	(1)	—	(1)
Securities sold under repurchase agreements	(7)	(4)	(11)	(65)	(11)	(76)
Short-term borrowings	(143)	(1)	(144)	(374)	(24)	(398)
Long-term borrowings	(431)	(121)	(552)	(3,687)	(238)	(3,925)
Junior subordinated debt securities	—	(368)	(368)	—	(410)	(410)
Total Interest-bearing Liabilities	(2,826)	(4,014)	(6,840)	(5,683)	(8,849)	(14,532)
Change in Net Interest Income	$(4,446)	$(4,527)	$(8,973)	$(2,844)	$2,133	$(711)
(1)	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)

Tax-exempt income is on a fully taxable-equivalent basis, including the dividend-received deduction for equity securities, using the statutory federal corporate income tax rate of 35 percent for 2011, 2010 and 2009.

On a fully taxable-equivalent basis, net interest income decreased by $9.0 million in 2011 compared to 2010. The decline in the net interest margin from 4.05 percent in 2010 to 3.83 percent in 2011 is a result of loan repricing and replacement volume at lower rates and an unfavorable shift in asset mix, offset in part by lower rates paid on deposits and a better funding mix between deposits, including noninterest-bearing demand deposits and borrowings.

The shift in asset mix during 2011 is primarily reflected by the $169.2 million decrease in average loans and an increase in average interest-bearing balance with banks of $123.7 million. The interest-bearing balance with banks is primarily funds held at the Federal Reserve and had increased during 2011 as a result of loan pay downs and weak demand for new loans. The yield on average loans and taxable investment securities decreased 21 basis points and 59 basis points, respectively. Overall, the fully taxable-equivalent yield on total interest-earning assets decreased 40 basis points to 4.58 percent in 2011 as compared to 4.98 percent in 2010.

For 2011, average interest-bearing deposits decreased by $89.3 million to $2.5 billion as compared to $2.6 billion in 2010. The decrease in average interest-bearing deposits is attributed to a $119.0 million average balance decrease in CDs, primarily in brokered CDs. The cost of deposits totaled 0.93 percent, a decrease of 19 basis points from 2010 due to lower rates paid on deposits. The cost of securities sold under repurchase agreements, or REPOs, and other short-term borrowed funds decreased 14 basis points to 0.13 percent as a result of lower short-term rates as compared to 2010. Overall, the yield on interest-bearing liabilities decreased 19 basis points to 1.05 percent for 2011 as compared to 2010.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Positively affecting net interest income was a $121.2 million increase in average net free funds during 2011, as compared to 2010. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest driver of the increase in net free funds was an increase in noninterest-bearing demand deposit average balances, which is a result of limited investment options available to our customers in the low rate environment.

Provision for Loan Losses

The provision for loan losses is the amount to be added to the ALL after adjusting for charge-offs and recoveries to bring the ALL to a level considered appropriate to absorb probable losses inherent in our loan portfolio. The provision for loan losses decreased to $15.6 million for 2011 compared to $29.5 million for 2010. The substantial decrease in provision for loan losses was a result of the overall improving economic conditions from the prior year and a significant decrease in net charge-offs. Net charge-offs decreased to $18.2 million, 0.56 percent of average loans in 2011 from $37.7 million or 1.11 percent of average loans in 2010 as overall asset quality improved during 2011. Refer to the Allowance for Loan Losses section of this MD&A for further details.

Noninterest Income

Years Ended December 31	2011	2010	$ Change
(in thousands)

Security gains (losses), net	$(124)	$274	$(398)
Debit and credit card fees	10,889	9,954	935
Service charges on deposit accounts	9,978	11,178	(1,200)
Insurance fees	8,314	8,312	2
Wealth management fees	8,180	7,808	372
Mortgage banking	1,199	3,403	(2,204)
Other income:
Commercial rate swap	(38)	96	(134)
Rabbi trust	(41)	200	(241)
Derivative fee income	—	136	(136)
Other	5,700	5,849	(149)
Total Other Noninterest Income	5,621	6,281	(660)
Total Noninterest Income	$44,057	$47,210	$(3,153)

We experienced a decline of $3.2 million in our noninterest income in 2011 primarily as a result of regulatory changes and declining volumes in our mortgage banking area.

Service charges on deposit accounts decreased $1.2 million primarily relating to the impacts of Regulation E, which requires customers with existing accounts to opt in for overdraft coverage of certain types of electronic banking activities. Regulation E caused service charge income to decrease by $1.8 million in 2011, which we offset in part by the introduction of a new paper statement fee in August 2011. Paper statement fees generated $0.5 million in revenue in 2011. We expect customers to continue to elect to receive electronic bank statements; therefore it is expected that paper statement fee income will decline in future periods.

Mortgage banking includes fee income related to loans sold in the secondary market, mortgage servicing income and fair value adjustments associated with valuing mortgage derivatives. Although interest rates continue to be low, the volume of loan sales in the secondary market have decreased

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

resulting in a $2.2 million decrease in mortgage banking income. During 2011, we sold $67.9 million of 1-4 family mortgage loans to Fannie Mae compared to $109.3 million in 2010 which resulted in a fee reduction of $0.9 million. In the second quarter of 2011, we began to retain within the loan portfolio 10 and 15 year mortgages which had previously been priced and underwritten using secondary market terms and guidelines. Additionally, we recorded higher impairment charges on our mortgage servicing asset in 2011 compared to 2010. This impairment charge reflects a decline in the value of the remaining mortgage servicing rights due to increased prepayment speeds resulting from decreases in interest rates.

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

Noninterest Expense

Years Ended December 31	2011	2010	$ Change
(in thousands)

Salaries and employee benefits	$51,078	$48,715	$2,363
Net Occupancy	6,943	6,928	15
Data processing	6,853	6,145	708
Professional services and legal	5,437	6,889	(1,452)
Furniture and equipment	4,941	5,054	(113)
FDIC assessment	3,570	5,426	(1,856)
Other taxes	3,381	3,432	(51)
Joint venture amortization	3,302	2,573	729
Marketing	3,019	2,795	224
Other expenses:
Amortization of intangibles	1,737	1,943	(206)
Other real estate owned	1,518	1,921	(403)
Loan collection fees	624	1,770	(1,146)
Unfunded loan commitments	(1,474)	(1,555)	81
Other	12,979	13,597	(618)
Total Other Noninterest Expense	15,384	17,676	(2,292)
Total Noninterest Expense	$103,908	$105,633	$(1,725)

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

April 1, 2011 and the expiration of the FDIC’s Transaction Account Guarantee Program on December 31, 2010. Asset quality improved throughout 2011 resulting in $1.1 million less in loan collection fees. While these expenses have declined from the prior year, we expect to continue to experience elevated costs in this area as our criticized and classified loans remain above historic averages. For the year ended December 31, 2011, $1.5 million of unfunded loan commitments was reversed compared to $1.6 million for the year ended December 31, 2010. The reversal of the reserve is primarily attributable to the decline in available commitments. Additionally, $0.8 million of the reserve reversal in 2011 related to an expense recognized in 2008 for a letter of credit that we were contractually obligated to fulfill. During the third quarter of 2011, the letter of credit was drawn upon and funded and a corresponding loan charge-off was recorded. Other noninterest expense decreased $0.6 million primarily related to a $1.2 million write-off of an uncollectible receivable in the third quarter of 2010. The receivable related to expenses for a mutual fund advised by an affiliate.

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

Our efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income, on a fully taxable-equivalent basis, excluding security gains/losses, was 56 percent for 2011 and 54 percent for 2010. Refer to page 57 Explanation of Use of Non-GAAP Financial Measures for a discussion of this non-GAAP financial measure.

Federal Income Taxes

We recorded a federal income tax provision of $14.6 million in 2011 compared to $14.4 million in 2010. The effective tax rate, which is the provision for income taxes as a percentage of pre-tax income was 23.6 percent compared to 25.0 percent in 2010. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt interest on BOLI and tax benefits associated with LIHTC, and Federal Historic Tax Credit Projects, which are relatively consistent regardless of the level of pretax income.

Financial Condition

December 31, 2012

Our total assets of $4.5 billion have increased by $406.7 million since December 31, 2011. The acquisition of Mainline and Gateway added $368.5 million in assets. Total gross loans increased $216.9 million to $3.3 billion at December 31, 2012 compared to $3.1 billion at December 31, 2011. Our commercial loan portfolio has grown by $121.8 million to $2.4 billion or by 5.3 percent and our consumer loan portfolio has increased by $95.1 million to $935.0 million or by 11.3 percent, due primarily to the two acquisitions. We did begin to see organic loan growth in the later part of

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

2012. Our loan pay downs were significant throughout 2012, primarily in our commercial loan portfolio. Due to lack of loan growth, we increased our securities by $95.5 million and excess cash held at the Federal Reserve by $42.5 million. Our core deposit base remains strong with total deposits of $3.6 billion at December 31, 2012, a $302.6 million, or 9.1 percent increase since December 31, 2011. Our acquisitions added $311.4 million of deposits. We did see an improvement in our mix of deposits throughout 2012, with a decrease in CDs offset by increases in demand, money market and savings accounts.

Securities Activity

December 31	2012	2011	2010
(in thousands)

Obligations of U.S. government corporations and agencies	$212,066	$142,786	$125,675
Collateralized mortgage obligations of U.S. government corporations and agencies	57,896	65,395	41,491
Mortgage-backed securities of U.S. government corporations and agencies	60,781	48,752	43,991
Obligations of states and political subdivisions	112,767	88,805	65,772
Marketable equity securities	9,586	11,858	11,096
Total Securities Available-for-Sale	$453,096	$357,596	$288,025

We invest in various securities in order to provide a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Risks associated with various securities portfolios are managed and monitored through investment policies which are annually approved by our Board of Directors and administered through ALCO and our treasury function.

The securities portfolio increased $95.5 million, or 26.7 percent, from December 31, 2011. The increase is due to the redeployment of deposits at banks which increased substantially as a result of our acquisitions and lack of organic growth. Additionally, we sold $5.7 million of equity securities since December 31, 2011 that resulted in a $3.0 million gain.

During 2012, 2011 and 2010, we did not record any significant OTTI. The performance of the debt and equity securities markets could generate impairment in future periods requiring realized losses to be reported.

At December 31, 2012, net unrealized gains on securities classified as available-for-sale were approximately $16.0 million as compared to $14.9 million at December 31, 2011. Net unrealized gains related to our debt securities portfolio totaled $14.9 million at December 31, 2012 and $13.2 million at December 31, 2011. The increase in unrealized gains related to debt securities is due to decreases in interest rates. The marketable equity securities portfolio had net unrealized gains of $1.1 million at December 31, 2012 compared to net unrealized gains of $1.7 million at December 31, 2011. At December 31, 2012, we had no securities that were in an unrealized loss position for greater than 12 months. We do not intend to sell and it is not likely that we will be required to sell any of the securities in an unrealized loss position before recovery of its amortized cost.

At December 31, 2012 and 2011, we held Federal Home Loan Bank, or FHLB, stock of $14.5 million and $18.2 million, respectively. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon on the members asset value, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the low-cost products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.

On February 22, 2012, the FHLB of Pittsburgh announced that it would pay a dividend on the average capital stock balance held during the three month period ended December 31, 2011 at an annualized rate of 0.10% for the first time since late 2008. The FHLB noted future dividend payments and capital stock repurchases will continue to be reviewed on a quarterly basis. We had $5.7 million of redemptions from the FHLB throughout 2012. We reviewed and evaluated the FHLB capital stock for OTTI at December 31, 2012. Based upon our review of the FHLB’s current financial position, they reported improved earnings throughout 2012 compared to 2011 and continue to exceed all capital ratios required. Additionally, we considered that the FHLB began paying dividends and redeeming excess stock during 2012. Accordingly, we believe sufficient evidence exists to conclude that no OTTI exists at December 31, 2012.

The following table sets forth the maturities of securities at December 31, 2012 and the weighted average yields of such securities. Taxable-equivalent adjustments (using a 35 percent federal income tax rate) for 2012 have been made in calculating yields on obligations of state and political subdivisions.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(dollars in thousands)

Available-for-Sale
Obligations of U.S. government corporations and agencies	$30,562	2.00%	$125,266	1.62%	$52,644	1.47%	$3,594	0.72%	$—
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—%	5,040	4.61%	—	—%	52,856	2.52%	—
Mortgage-backed securities of U.S. government corporations and agencies	—	—%	149	4.19%	17,747	2.66%	42,885	3.41%	—
Obligations of states and political subdivisions	8,408	5.38%	8,926	5.70%	13,863	3.94%	81,571	4.59%	—
Marketable equity securities	—	—%	—	—%	—	—%	—	—%	9,585
Total	$38,970		$139,381		$84,254		$180,906		$9,585
Weighted Average Rate		2.73%		1.99%		2.13%		3.63%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Lending Activity

The following table summarizes our loan distribution at the end of each of the last five years:

	2012		2011		2010		2009		2008
December 31	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
(dollars in thousands)

Commercial
Commercial real estate	$1,452,133	43.39%	$1,415,333	45.22%	$1,494,202	44.53%	$1,428,329	42.03%	$1,440,200	40.36%
Commercial and industrial	791,396	23.65%	685,753	21.91%	722,359	21.52%	701,650	20.65%	822,543	23.05%
Commercial construction	168,143	5.02%	188,852	6.04%	259,598	7.74%	359,342	10.57%	361,910	10.14%
Total Commercial Loans	2,411,672	72.06%	2,289,938	73.17%	2,476,159	73.79%	2,489,321	73.25%	2,624,653	73.55%
Consumer
Home equity	431,335	12.89%	411,404	13.14%	441,096	13.15%	458,643	13.49%	438,380	12.28%
Residential mortgage	427,303	12.77%	358,846	11.47%	359,536	10.71%	357,393	10.52%	408,603	11.45%
Installment and other consumer	73,875	2.21%	67,131	2.14%	74,780	2.23%	81,141	2.39%	84,065	2.36%
Consumer construction	2,437	0.07%	2,440	0.08%	4,019	0.12%	11,836	0.35%	13,014	0.36%
Total Consumer Loans	934,950	27.94%	839,821	26.83%	879,431	26.21%	909,013	26.75%	944,062	26.45%
Total Portfolio Loans	$3,346,622	100%	$3,129,759	100%	$3,355,590	100%	$3,398,334	100%	$3,568,715	100%

The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as the overall economic climate can significantly impact the borrower’s ability to pay.

At December 31, 2012 our total loans were $3.3 billion, a $216.9 million increase compared to the prior year. The overall composition of the loan portfolio did not change significantly from the prior year. The Mainline and Gateway acquisitions added $228.6 million in loans during 2012, which was a mix of both consumer and commercial loans. Organic loan growth was challenging during the year and we did experience significant loan pay downs, primarily in our commercial loan portfolio. We did see positive trends in our loan portfolio in the later part of 2012 with increased customer demand.

In August 2012, we expanded our commercial lending footprint into Northeastern Ohio through the opening of a loan production office in Akron. We are retaining 10, 15 and 20 year residential real estate loans in our portfolio, rather than selling these loans in the secondary market. Additionally, we are hiring seasoned lenders in both our commercial and residential real estate areas to improve organic loan growth.

Commercial loans, including commercial real estate, or CRE, commercial and industrial, or C&I, and commercial construction, comprised 72 percent and 73 percent of total portfolio loans at December 31, 2012 and 2011, respectively. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, conservative underwriting standards and continuous portfolio review. The loan-to-value policy guidelines for CRE loans are generally 65-85 percent. At December 31, 2012, variable rate commercial loans were 78 percent of the commercial loan portfolio as compared to 79 percent at December 31, 2011.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Home equity and residential mortgage loans comprised 26 percent of the loan portfolio in 2012 and 25 percent in 2011. Residential mortgage lending continues to be a strategic focus through a centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that continued adherence to our conservative mortgage lending policies for portfolio loans will be as important in a gradually growing economy as it was during the downturn in recent years. The loan-to-value policy guideline is 80 percent for residential first lien mortgages. Higher loan-to-value loans may be approved with the appropriate private mortgage insurance coverage. Portfolio loans permit a maximum term of 20 years for traditional mortgages. Balloon payment mortgages are also offered in the portfolio. The maximum balloon term is 15 years with a maximum amortization term of 30 years. Balloon mortgages with terms of 10 years or less may have a maximum amortization term for up to 40 years. Combo mortgage loans consisting of our residential first mortgage and home equity second mortgage are also available to credit-worthy borrowers. Second lien positions are assumed with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of the fair value of the property.

We also originate and price loans for sale into the secondary market, primarily to Fannie Mae. The rationale for these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. In 2011, we began to retain 10 and 15 year mortgages in our portfolio and just recently we began retaining the 20 year mortgages that had been priced and underwritten using secondary market terms and guidelines. During 2012 and 2011, we sold $82.9 million and $67.9 million, respectively, of 1–4 family mortgages to Fannie Mae and currently service $329.2 million of secondary market mortgage loans at December 31, 2012 compared to $332.6 million at December 31, 2011. Loans sold to Fannie Mae increased from the prior year due to the low interest rate environment and economic stabilization in our markets. We intend to continue to sell 30 year loans to Fannie Mae in the future, especially during periods of lower interest rates.

We offer a variety of unsecured and secured consumer loan and credit card products. Loan-to-value policy guidelines for direct loans are 90–100 percent of invoice for new automobiles and 80–90 percent of National Automobile Dealer Association, or NADA, value for used automobiles.

We maintain a General Lending Policy to control the quality of our loan portfolio. The policy delegates the authority to extend loans under specific guidelines and underwriting standards. The General Lending Policy is formulated by management and reviewed and ratified annually by the Board of Directors. Any exception to the General Lending Policy must be approved by the Senior Loan Committee or the Regional Loan Committee.

The following table presents the maturity of consumer and commercial loans outstanding as of December 31, 2012.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
(in thousands)

Fixed interest rates	$121,611	$286,041	$122,421	$530,073
Variable interest rates	497,811	618,200	765,588	1,881,599
Total Commercial Loans	$619,422	$904,241	$888,009	$2,411,672
Fixed interest rates	69,390	253,681	301,491	624,562
Variable interest rates	217,794	25,844	66,750	310,388
Total Consumer Loans	$287,184	$279,525	$368,241	$934,950
Total Portfolio Loans	$906,606	$1,183,766	$1,256,250	$3,346,622

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Credit Quality

We have a Criticized Asset Committee that meets quarterly and monitors all special mention loans greater than $1.0 million and substandard loans greater than $0.5 million. Additional credit risk management practices include periodic review and updates to lending policies and procedures regarding sound underwriting practices and portfolio management expectations; a portfolio and loan stress testing initiative; and an independent loan review program developed to review underwriting decisions and adherence to policy, proper risk rating methodology and a review of all of our credit related business units. There can be no assurance that we will be successful in controlling the risk with these loans and consequently they could result in losses for us.

We determine loans to be impaired when based upon current information and events it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. All TDRs are classified as impaired loans. Impaired loans are continually monitored by our Managed Assets Division.

Nonperforming assets consist of nonaccrual loans, TDRs and OREO. The following represents nonperforming assets for the periods presented:

	2012	2011	2010	2009	2008
(dollars in thousands)

Nonaccrual Loans
Commercial real estate	$20,972	$20,777	$14,674	$52,380	$19,386
Commercial and industrial	5,496	7,570	2,567	7,489	3,341
Commercial construction	1,454	3,604	5,844	21,674	13,848
Home equity	3,312	2,936	1,433	2,252	174
Residential mortgage	4,526	2,859	5,996	5,583	5,624
Installment and other consumer	40	4	65	20	73
Consumer construction	218	181	525	—	—
Total Nonaccrual Loans	36,018	37,931	31,104	89,398	42,446
Nonaccrual Troubled Debt Restructurings
Commercial real estate	9,584	10,871	29,636	1,409	—
Commercial and industrial	939	—	1,000	—	—
Commercial construction	5,324	2,943	2,143	—	—
Home Equity	341	—	—	—	—
Residential mortgage	2,752	4,370	—	—	—
Total Nonaccrual Troubled Debt Restructurings	18,940	18,184	32,779	1,409	—
Total Nonperforming Loans	54,958	56,115	63,883	90,807	42,446
OREO	911	3,967	5,820	4,607	851
Total Nonperforming Assets	$55,869	$60,082	$69,703	$95,414	$43,297
Nonperforming loans as a percent of total loans	1.63%	1.79%	1.90%	2.67%	1.19%
Nonperforming assets as a percent of total loans plus OREO	1.66%	1.92%	2.07%	2.80%	1.21%

Nonperforming assets decreased 7.0 percent from the prior year as a result of resolution of several credits either through the foreclosure process and subsequent sale of the property or pay downs or payoffs of the loans. Additionally, our nonperforming loan formation was significantly less than the

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

prior year with encouraging trends in the second half of 2012. Our CRE portfolio continues to represent a significant amount of our nonperforming loans at 55% of our total nonperforming loans. There are no loans 90 days or more past due and still accruing.

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

TDRs can be returned to accruing status if the following criteria are met: 1) the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and 2) there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring. We did not return any TDRs to accruing status during 2012.

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

As of December 31, 2012, we had $60.4 million in TDRs of which $41.5 million were accruing and $18.9 were in nonaccrual status. This compared to $67.9 million at December 31, 2011 of which $49.7 million were accruing and $18.2 million were in nonaccrual status. During 2012, none of the TDRs met the above requirements for being placed back into accrual status. The decrease in total TDRs from prior year is due to loan pay downs or pay offs and loan charge-offs. We did have $6.9 million of new TDRs related to our consumer loan portfolio for borrowers who had their debt discharged and not reaffirmed through Chapter 7 bankruptcy. These loans are being reported as accruing TDRs as the borrowers are current on their payments and have no history of delinquency.

During the year ended December 31, 2012, we modified $6.6 million of C&I loans, $3.6 million of CRE loans and $1.2 million of commercial construction loans for financially troubled borrowers that were not considered to be TDRs. These borrowers received modifications that represented insignificant delays in the timing of payments that were not considered to be concessions or we concluded that the bank was adequately compensated through loan pay downs or additional collateral.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

OREO and other repossessed assets are comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of a foreclosure. At December 31, 2012, OREO consists of 13 properties, none of which had a balance greater than $0.2 million. All OREO properties have current appraisals. It is our policy to obtain appraisals annually or sooner if indications of impairment exist. Foreclosures decreased to 22 in 2012 compared to 41 in 2011.

The following represents delinquency for the periods presented:

	2012		2011		2010		2009		2008
December 31	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
(dollars in thousands)

90 days or more:
Commercial real estate	$30,556	2.10%	$31,648	2.24%	$44,310	2.97%	$53,789	3.77%	$19,386	1.35%
Commercial and Industrial	6,435	0.81%	7,570	1.10%	3,567	0.49%	7,489	1.07%	3,341	0.41%
Commercial construction	6,778	4.03%	6,547	3.47%	7,987	3.08%	21,674	6.03%	13,848	3.83%
Home equity	3,653	0.85%	2,936	0.71%	1,433	0.32%	2,252	0.49%	174	0.04%
Residential mortgage	7,278	1.70%	7,229	2.01%	5,996	1.67%	5,583	1.56%	5,624	1.38%
Installment and other consumer	40	0.05%	4	0.01%	65	0.09%	20	0.02%	73	0.09%
Consumer construction	218	8.95%	181	7.42%	525	13.06%	—	—%	—	—%
Total Loans	$54,958	1.64%	$56,115	1.79%	$63,883	1.90%	$90,807	2.67%	$42,446	1.19%

30 to 89 days:
Commercial real estate	$2,643	0.18%	$9,105	0.64%	$4,371	0.29%	$22,923	1.60%	$9,603	0.67%
Commercial and industrial	4,646	0.59%	5,284	0.77%	1,714	0.24%	1,241	0.18%	3,689	0.45%
Commercial construction	10,542	6.27%	—	—%	835	0.32%	899	0.25%	10,446	2.89%
Home equity	3,197	0.74%	2,890	0.70%	2,451	0.56%	2,106	0.46%	356	0.08%
Residential mortgage	3,661	0.86%	2,403	0.67%	1,346	0.37%	5,151	1.44%	5,093	1.25%
Installment and other consumer	501	0.68%	452	0.67%	342	0.46%	852	1.05%	449	0.53%
Consumer construction	—	—%	—	—%	—	—%	—	—%	—	—%
Total Loans	$25,190	0.75%	$20,134	0.64%	$11,059	0.33%	$33,172	0.98%	$29,636	0.83%

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

We enhanced our ALL model in the fourth quarter of 2010 to better align it with regulatory guidance. The calculation of the base historical loss utilizing an average method over the prior five years was shortened to include a one to two year loss emergence period depending on the loan category over a rolling four quarter average. Loss emergence refers to the length of time between a loss event and a charge-off of the loan. With the volatility in the credit cycle at that time, the shorter

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

time horizon was more responsive to the loss emergence periods we were experiencing in our portfolio. We believe this shorter time horizon provides a better indication of inherent losses in the loan portfolio given the recent economic downturn. We also refined the qualitative factors beginning in the fourth quarter of 2010 to better align with regulatory guidance. Qualitative factors became a basis point adjustment applied to the historical base loss. The combination of the enhancements to the average method and the qualitative factors did not materially change the ALL at December 31, 2010, resulting in an increase in the ALL of less than $0.5 million. Since December 31, 2010, there have been no further enhancements to the ALL methodology.

We develop and document a systematic ALL methodology based on the following portfolio segments: 1) CRE, 2) C&I, 3) Commercial Construction, 4) Consumer Real Estate and 5) Other Consumer. The following is the ALL for the past 5 years by portfolio segment:

	2012		2011		2010		2009		2008
December 31	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
(dollars in thousands)

Commercial real estate	$25,246	54%	$29,804	61%	$30,424	59%	$27,322	46%	$18,781	44%
Commercial and industrial	7,759	17%	11,274	23%	9,777	19%	21,393	36%	20,170	47%
Commercial construction	7,500	16%	3,703	8%	5,905	11%	8,008	13%	73	—%
Consumer real estate	5,058	11%	3,166	6%	3,962	8%	2,143	4%	2,750	7%
Other consumer	921	2%	894	2%	1,319	3%	714	1%	915	2%
Total	$46,484	100%	$48,841	100%	$51,387	100%	$59,580	100%	$42,689	100%

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

Consumer real estate loans are secured by 1-4 family residences, including purchase money mortgages, first and second lien home equity loans and home equity lines of credit. The primary source of repayment for these loans is the income and assets of the borrower. The unemployment rate, as well as the state of the local housing markets have a significant impact on the risk determination, since low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

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

Significant to the ALL is a higher mix of commercial loans. At December 31, 2012, approximately 87 percent of the ALL related to the commercial loan portfolio, while commercial loans comprise 72 percent of our loan portfolio. Our commercial loans, and more specifically, our CRE and construction loan portfolio, had been more impacted by the economic slowdown in our markets within the past few years. The ability of customers to repay commercial loans is more dependent upon the success of their business, continuing income and general economic conditions. Accordingly, the risk of loss is higher on such loans compared to consumer loans, which have incurred lower losses in our market.

The following table summarizes the ALL for each of the last five years as indicated:

December 31	2012	2011	2010	2009	2008
(in thousands)

General reserves	$44,253	$43,296	$47,756	$42,577	$35,574
Specific reserves	2,231	5,545	3,631	17,003	7,115
Total Allowance for Loan Losses	$46,484	$48,841	$51,387	$59,580	$42,689

The balance in the ALL decreased to $46.5 million or 1.38 percent of total loans at December 31, 2012 as compared to $48.8 million or 1.56 percent of total loans at December 31, 2011. The decrease in the ALL is due to a decrease of $3.3 million in specific reserves associated with loans individually evaluated for impairment offset by an increase of $1.0 million in the general reserve. The December 31, 2012 ALL includes $2.2 million that was specifically allocated for impaired loans of $82.6 million at December 31, 2012, compared to $5.5 million that was allocated for impaired loans of $94.0 million at December 31, 2011. The overall composition of the reserve has changed from 2011 with reserves decreasing in both the CRE and C&I portfolios and increasing in the commercial construction portfolio. We have experienced stress in our commercial construction portfolio during the year, with net charge-offs of $9.6 million compared to net recoveries of $0.7 million during 2011. The losses are primarily related to land development and construction projects that had slowed during the economic downturn, resulting in significant reductions in the appraised values. Many of these loans have been extended resulting in the loan becoming a TDR, and consequently an impaired loan. As a result of these losses the reserve allocated to commercial construction loans has increased $3.8 million to $7.5 million at December 31, 2012 compared to $3.7 million at December 31, 2011. The allowances for both the CRE and the C&I portfolios have decreased as loans evaluated individually for impairment and substandard loans have declined. Further, we have seen a decline in historic loss rates in both the CRE and C&I portfolios. The CRE reserve decreased $4.6 million from $29.8 million at December 31, 2011 to $25.2 million at December 31, 2012, while the C&I reserve decreased $3.5 million, from $11.3 million at December 31, 2011 to $7.8 million at December 31, 2012. Our acquired loans through the acquisition of Mainline and Gateway were recorded at fair value with no carryover of the related ALL.

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

•	The status of a bankruptcy proceeding;
•	The value of collateral and probability of successful liquidation; and/or
•	The status of adverse proceedings or litigation that may result in collection.

The following summarizes our loan loss experience for each of the five years presented below:

Years Ended December 31	2012	2011	2010	2009	2008
(in thousands)

ALL Balance at Beginning of Year:	$48,841	$51,387	$59,580	$42,689	$34,345
Charge-offs:
Commercial real estate	(9,627)	(8,824)	(23,925)	(8,795)	(828)
Commercial and industrial	(5,278)	(8,971)	(7,277)	(29,350)	(4,681)
Commercial construction	(10,521)	(1,720)	(6,353)	(12,397)	(1,869)
Consumer real estate	(2,509)	(2,617)	(2,210)	(4,558)	(3,217)
Other consumer	(1,078)	(1,013)	(1,262)	(1,762)	(1,575)
Total	(29,013)	(23,145)	(41,027)	(56,862)	(12,170)
Recoveries:
Commercial real estate	1,259	780	576	70	523
Commercial and industrial	1,153	357	328	532	1,035
Commercial construction	891	2,463	1,748	—	—
Consumer real estate	197	1,030	202	276	157
Other consumer	341	360	469	521	501
Total	3,841	4,990	3,323	1,399	2,216
Net Charge-offs	(25,172)	(18,155)	(37,704)	(55,463)	(9,954)
Provision for loan losses	22,815	15,609	29,511	72,354	12,878
Acquired loan loss reserve	—	—	—	—	5,420
ALL Balance at End of Year:	$46,484	$48,841	$51,387	$59,580	$42,689

Net loan charge-offs increased $7.0 million to $25.2 million or 0.78 percent of average loans for 2012 as compared to $18.2 million or 0.56 percent of average loans for 2011. The significant increase is primarily due to an increase of $10.4 in net loan charge-offs in the commercial construction portfolio. The commercial construction portfolio had $9.6 million of net loan charge-offs in 2012 compared to a net loan recovery of $0.7 million in 2011. The losses are primarily related to land development and construction projects that had slowed during the economic downturn, resulting in significant reductions in the appraised values. Many of these loans have been extended resulting in the loan becoming a TDR, and consequently an impaired loan.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following table summarizes net charge-offs as a percentage of average loans and other ratios:

December 31	2012	2011	2010	2009	2008

Commercial real estate	0.59%	0.55%	1.42%	3.42%	0.52%
Commercial and industrial	0.57%	1.24%	1.62%	0.62%	0.03%
Commercial construction	5.94%	(0.34)%	0.96%	3.74%	0.43%
Consumer real estate	0.28%	0.20%	0.24%	0.50%	0.40%
Other consumer	0.91%	0.94%	1.04%	1.52%	1.35%
Ratio of net charge-offs to average loans outstanding	0.78%	0.56%	1.11%	1.60%	0.31%
Allowance for loan losses as a percentage of total loans	1.38%	1.56%	1.53%	1.75%	1.20%
Allowance for loan losses to total nonperforming loans	85%	87%	80%	66%	101%
Provision for loan losses as a percentage of net loan charge-offs	91%	86%	78%	130%	184%

Deposits

The following table presents the composition of deposits at December 31:

December 31	2012	2011	$ Change
(in thousands)

Noninterest-bearing demand	$960,980	$818,686	$142,294
Interest-bearing demand	316,760	283,611	33,149
Money market	361,233	278,092	83,141
Savings	965,571	802,942	162,629
Certificates of deposit	1,033,884	1,152,528	(118,644)
Total	$3,638,428	$3,335,859	$302,569

Deposits are the primary source of funds for us. We believe that our deposit base is stable and that we have the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. During 2012, our demand, money market and savings deposit balances increased by $421.2 million as a result of our two acquisitions and a shift from our certificate of deposit balances due to the low rate environment. Additionally, savings have increased as a result of our preferred savings account which offers an attractive rate in the current low interest rate environment.

Certificates of deposit of $100,000 and over were ten percent of total deposits at December 31, 2012 and eleven percent of total deposits at December 31, 2011, and primarily represent deposit relationships with local customers in our market area. Maturities of certificates of deposit of $100,000 or more outstanding at December 31 are summarized as follows:

December 31	2012
(in thousands)

Three months or less	$124,799
Over three through six months	59,157
Over six through twelve months	85,393
Over twelve months	98,774
Total	$368,123

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Through the Promontory Interfinancial Network, LLC, we participate in the Certificate of Deposit Account Registry Services, or CDARS, reciprocal and One-Way Buy programs. We have been a member of Promontory and have utilized CDARS since 2009. Reciprocal deposits provide a stable and cost-effective source of funds with rates generally lower than traditional brokered deposits. Although reciprocal deposits are considered “brokered” under existing law, they tend to act more like core deposits. Reciprocal deposits are customer funds exchanged among insured depository institutions that are members of the CDARS deposit placement service. Through the exchange, we benefit from large, local customer deposits, while providing our customers with access to FDIC insurance protection beyond the maximum deposit insurance amount. Reciprocal deposits address the need to attract and retain valuable customer relationships. As of December 31, 2012 we had $9.8 million in CDARS reciprocal deposits. We also participate in the CDARS One-Way Buy program which allows us to obtain large blocks of wholesale funding. Through the One-Way Buy program, funding is effectively purchased from insured depository institutions that are member of the CDARS deposit placement service. As of December 31, 2012 we had $1.9 million in the CDARS One-Way Buy program.

The daily average amount of deposits and rates paid on deposits are summarized for the periods indicated in the following table:

	2012		2011		2010
Years Ended December 31	Amount	Rate	Amount	Rate	Amount	Rate
(dollars in thousands)

Noninterest-bearing demand	$877,056		$792,911		$728,708
Interest-bearing demand	306,994	0.05%	286,588	0.13%	267,291	0.21%
Money market	308,719	0.17%	249,497	0.15%	251,092	0.26%
Savings	902,889	0.26%	761,274	0.17%	749,325	0.28%
Certificates of deposit	1,104,262	1.24%	1,181,822	1.77%	1,300,803	1.95%
Total	$3,499,920	0.48%	$3,272,092	0.70%	$3,297,219	0.87%

Borrowings

The following table represents the composition of borrowings at December 31:

Years Ended December 31	2012	2011	$ Change
(in thousands)

Securities sold under repurchase agreements, retail	$62,582	$30,370	$32,212
Short-term borrowings	75,000	75,000	—
Long-term borrowings	34,101	31,874	2,227
Junior subordinated debt securities	90,619	90,619	—
Total Borrowings	$262,302	$227,863	$34,439

Borrowings are an additional source of funding for us. Short-term borrowings are for terms under one year and were comprised of REPOs and FHLB advances. We define repurchase agreements with our local retail customers as retail REPO. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. FHLB advances are for various terms secured by a blanket lien on residential mortgages and other real estate secured loans. The purpose of long-term borrowings is to match-fund selected new loan originations, to mitigate interest rate sensitivity risks and to take advantage of discounted borrowing rates through the FHLB for community investment projects. The increase in borrowings of $34.4 million is primarily within our retail REPOs and is primarily due to the expiration of the unlimited FDIC insurance on noninterest-bearing demand deposits.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Information pertaining to REPOs is summarized in the table below:

	2012	2011	2010
(dollars in thousands)

Balance at December 31	$62,582	$30,370	$40,653
Average balance during the year	47,388	41,584	46,489
Average interest rate during the year	0.17%	0.13%	0.14%
Maximum month-end balance during the year	$62,582	$42,409	$52,046
Average interest rate at December 31	0.20%	0.11%	0.07%

Information pertaining to short-term FHLB advances is summarized in the table below:

	2012	2011	2010
(dollars in thousands)

Balance at December 31	$75,000	$75,000	$—
Average balance during the year	50,212	551	32,473
Average interest rate during the year	0.24%	0.32%	0.45%
Maximum month-end balance during the year	$75,000	$75,000	$141,800
Average interest rate at December 31	0.19%	0.18%	—%

During 2012, long-term borrowings increased $2.2 million as compared to December 31, 2011. At December 31, 2012, our long-term borrowings outstanding of $34.1 million included $31.0 million that were at a fixed rate and $3.1 million at a variable rate.

During the third quarter of 2006, we issued $25.0 million of junior subordinated debentures through a pooled transaction at an initial fixed rate of 6.78 percent. Beginning September 15, 2011 and quarterly thereafter, we have had the option to redeem the subordinated debt, subject to a 30 day written notice and prior approval by the FDIC. We chose not to exercise the option for early redemption in either 2011 or 2012 and the subordinated debt converted to a variable rate of 3-month LIBOR plus 160 basis points. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on December 15, 2036.

During the first quarter of 2008, we completed a private placement to a financial institution of $20.0 million of floating rate trust preferred securities. The trust preferred securities mature in March 2038, are callable at our option after five years, bear interest initially at a rate of 6.44 percent per annum and quarterly adjust with the three-month LIBOR plus 350 basis points. We began making interest payments to the trustee on June 15, 2008 and quarterly thereafter. The trust preferred securities qualify as Tier 1 capital under regulatory guidelines. To issue these trust preferred securities, we formed STBA Capital Trust I, or the Trust, with $0.6 million of equity, which is owned 100 percent by us. The proceeds from the sale of the trust preferred securities and the issuance of common equity were invested in junior subordinated debt, which is the sole asset of the Trust. The Trust pays dividends on the trust preferred securities at the same rate as the interest we pay on the junior subordinate debt held by the Trust. Since the third-party investors are the primary beneficiaries, the Trust qualifies as a variable interest entity, or VIE, but is not consolidated in our financial statements.

During the second quarter of 2008, we issued $20.0 million of junior subordinated debt through a private placement with three financial institutions at an initial rate of 6.40 percent that floats quarterly with 3-month LIBOR plus 350 basis points. If all or any portion of the subordinated debt ceases to be deemed Tier 2 Capital due to a change in applicable capital regulations, we will have the right to redeem, on any interest payment date, subject to a 30 day written notice and prior approval

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

by the FDIC, the subordinated debt at the applicable redemption rate. The redemption rate starts at a high of 102.82 percent at June 15, 2009 and decreases yearly to 100 percent on June 15, 2013 and thereafter and can be called after five years. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on June 15, 2018.

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

Wealth Management Assets

As of December 31, 2012, the fair value of the S&T Bank wealth management assets under management and administration, or AUM, which are not accounted for as part of our assets, increased to $1.7 billion from $1.5 billion as of December 31, 2011. AUM consist of $1.1 billion in S&T Trust and $0.6 billion in S&T Financial Services. The increase in 2012 is primarily attributable to the improved performance of the U.S. and global capital markets.

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

We believe the presentation of net interest income on a fully taxable-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Net Income is reconciled to net interest income adjusted to a fully taxable-equivalent basis on pages 32 and 38.

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

Capital Resources

Shareholders’ equity increased $46.9 million to $537.4 million at December 31, 2012 compared to $490.5 million at December 31, 2011. The increase in shareholders’ equity is primarily due to the issuance of 1.5 million shares of common stock of $27.6 million, for the two acquisitions consummated in 2012, and the addition of $14.6 million in retained earnings, primarily comprised of

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

net income of $34.2 million reduced by common stock dividends of $17.4 million. Included in other comprehensive income was an increase of $4.1 million in unrealized gains on securities available-for-sale due to the continued low interest rate environment.

We continue to maintain a strong capital position with a leverage ratio of 9.31 percent as compared to the regulatory guideline of 5.00 percent to be well capitalized. Our risk-based Tier 1 and Total capital ratios were 11.98 percent and 15.39 percent, respectively, at December 31, 2012, which places us significantly above the Federal Reserve’s “well capitalized” guidelines of 6.00 percent and 10.00 percent for Tier 1 and Total capital. We believe that we have sufficient cash flow, on balance sheet liquidity and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity. We believe that we have the ability to raise additional capital, if necessary.

In October 2012, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $300.0 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the issuance of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, our subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2012, we had not issued any securities pursuant to the shelf registration statement.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payments. We have various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents as of December 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
	2013	2014-2015		2016-2017	Later Years	Total
(in thousands)

Deposits without a stated maturity(1)	$2,604,544	$		$—	$—	$2,604,544
Certificates of deposit(1)	643,635		248,792	131,071	10,386	1,033,884
Securities sold under repurchase agreements(1)	62,582		—	—	—	62,582
Short-term borrowings(1)	75,000		—	—	—	75,000
Long-term borrowings(1)	12,291		4,767	4,742	12,301	34,101
Junior subordinated debt securities(1)	—		—	—	90,619	90,619
Operating and capital leases	2,164		4,335	4,112	43,953	54,564
Purchase obligations	7,388		14,204	7,524	—	29,116
Total	$3,407,604		$272,098	$147,449	$157,259	$3,984,410
(1)	Excludes interest

Operating lease obligations represent short and long-term lease arrangements as described in Item 8, Note 10 Premises and Equipment, in the Consolidated Financial Statements. Purchase obligations primarily represent obligations under agreement with our third party data processing servicer and communications charges as described in Item 8, Note 17 Commitments and Contingencies.

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

The following table sets forth the commitments and letters of credit for the periods stated:

December 31	2012	2011
(in thousands)

Commitments to extend credit	$874,137	$816,160
Standby letters of credit	95,399	119,576
Total	$969,536	$935,736

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

Our allowance for unfunded commitments is determined using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for unfunded commitments through a charge to current earnings in noninterest expense. The balance in the allowance for unfunded commitments increased by $1.8 million to $3.0 million a December 31, 2012 as compared to $1.2 million at December 31, 2011 due to increases in both the volume of construction commitments and higher historic loss rates.

Liquidity

Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or of borrowers needing to access funds to meet their credit needs. Liquidity risk management involves monitoring and maintaining sufficient levels of a diverse set of funding sources that are available for normal operations and for unanticipated stress events. In order to manage liquidity risk our Board of Directors has delegated authority to the ALCO, for formulation, implementation and oversight of liquidity risk management. ALCO’s goal is to maintain adequate levels of liquidity to meet our funding needs in both a normal operating environment and for potential liquidity stress events.

Our primary funding and liquidity source is a stable deposit base. We believe that S&T bank has the ability to retain existing and attract new deposits, mitigating a funding dependency on other more volatile sources. Although deposits are the primary source of funds, we have identified various funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. These funding sources include a cushion of highly liquid assets, borrowing availability at the FHLB, Federal Funds lines with other financial institutions and access to the brokered certificates of deposit market including CDARs.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Since the beginning of the financial industry crisis in 2008, monitoring and maintaining appropriate liquidity levels has been a focus of regulators, bankers and investors. ALCO has enhanced the measurement, monitoring and reporting systems for liquidity risk management for potential liquidity stress events. Specific focus has been on maintaining an adequate level of asset liquidity, performing short-term and long-term stress tests and developing a more detailed contingency funding plan. We also work to ensure that access to various wholesale funding sources is available, even in a stress event.

ALCO uses a variety of ratios and reports to monitor our liquidity position. The ratios and reports include an asset liquidity ratio, a liquidity coverage ratio, a loan to deposit ratio, a noncore funding ratio, and a cash flow projections report. ALCO policy guidelines are in place for each ratio that defines graduated risk tolerance levels. If a ratio moves to high risk, specific actions are defined, such as increased monitoring or the development of an action plan to reduce the risk position. As of December 31, 2012 there were no liquidity ratios in the high risk tolerance level.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution’s earnings or capital. For most financial institutions, including S&T, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and shareholder value. However, excessive interest rate risk can threaten banks’ earnings, capital, liquidity and solvency. Our sensitivity to changes in interest rate movements are continually monitored by the ALCO. ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE analysis and simulations in order to avoid unacceptable earnings and market value fluctuations due to changes in interest rates.

Rate shock analyses are performed on a static balance sheet to estimate the effect that specific interest rate changes would have on 12 months of pre-tax net interest income. Rate shock analyses assume an immediate parallel shift in market interest rates. Assumptions are modified in the decreasing rate shock analyses due to the very low level of interest rates. Rate shock analyses also incorporate management assumptions regarding the level of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of fixed rate loans and securities with optionality. S&T policy guidelines limit the change in pre-tax net interest income over a 12 month horizon using rate shocks of +/- 300 basis points. Policy guidelines define the percent change in pre-tax net interest income by graduated risk tolerance levels of minimal, moderate and high. The table below reflects the rate shock analyses results, which are in the minimal risk tolerance level.

In order to monitor interest rate risk beyond the 12 month time horizon of rate shocks, we also perform EVE analysis. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. As with rate shock analysis, EVE incorporates management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and core deposit behavior and value. S&T policy guidelines limit the change in EVE given changes in rates of +/- 300 basis points. Policy guidelines define the percent change in EVE by graduated risk tolerance levels of minimal, moderate and high.

The table below reflects the rate shock and EVE results, which are in the minimal risk tolerance level.

	December 31, 2012		December 31, 2011
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+300	8.2	23.2	11.3	20.9
+200	5.0	16.8	7.3	15.9
+100	2.0	9.1	3.5	9.1
-100	(2.4)	(9.7)	(3.9)	(12.9)
-200	(5.1)	(7.5)	(6.9)	(15.2)
-300	(6.7)	(6.8)	(8.9)	(15.1)

In addition to rate shocks and EVE, simulations are performed periodically to assess the sensitivity of scenario assumptions on pre-tax net interest income. Simulation analyses most often test for sensitivity to yield curve shape and slope changes, severe rate shocks, changes in prepayment assumptions and significant balance mix changes.

The results from the rate shock and EVE analyses are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive balance sheet will differ

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — continued

depending upon the change in market interest rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in net interest income and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in net interest income and operating income. When comparing the results of December 31, 2012 to December 31, 2011 the percent changes are a result of the balance sheet becoming less asset sensitive. The Consolidated Balance Sheet became less asset sensitive during 2012 mainly as a result of slower prepayment behavior of fixed rate loans and customer preference for short term deposit products.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

S&T Bancorp, Inc. and Subsidiaries

	December 31,
(in thousands, except share and per share data)	2012	2011

ASSETS
Cash and due from banks, including interest-bearing deposits of $257,116 and $208,854 at December 31, 2012 and 2011, respectively	$337,711	$270,526
Securities available-for-sale, at fair value	453,096	357,596
Loans held for sale	22,499	2,850
Portfolio loans, net of unearned income of $216 and $715 at December 31, 2012 and 2011, respectively	3,346,622	3,129,759
Allowance for loan losses	(46,484)	(48,841)
Portfolio loans, net	3,300,138	3,080,918
Bank owned life insurance	58,619	56,755
Premises and equipment, net	38,676	37,755
Federal Home Loan Bank stock, at cost	14,485	18,216
Goodwill	175,733	165,273
Other intangibles, net	5,350	5,728
Other assets	120,395	124,377
Total Assets	$4,526,702	$4,119,994

LIABILITIES
Deposits:
Noninterest-bearing demand	$960,980	$818,686
Interest-bearing demand	316,760	283,611
Money market	361,233	278,092
Savings	965,571	802,942
Certificates of deposit	1,033,884	1,152,528
Total Deposits	3,638,428	3,335,859

Securities sold under repurchase agreements	62,582	30,370
Short-term borrowings	75,000	75,000
Long-term borrowings	34,101	31,874
Junior subordinated debt securities	90,619	90,619
Other liabilities	88,550	65,746
Total Liabilities	3,989,280	3,629,468

SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—31,197,365 shares and 29,714,038 shares at December 31, 2012 and 2011, respectively Outstanding—29,732,209 shares and 28,131,249 shares at December 31, 2012 and 2011, respectively	77,993	74,285
Additional paid-in capital	77,458	52,637
Retained earnings	436,039	421,468
Accumulated other comprehensive loss	(13,582)	(14,108)
Treasury stock (1,465,156 shares and 1,582,789 shares, at December 31, 2012 and 2011, respectively, at cost)	(40,486)	(43,756)
Total Shareholders’ Equity	537,422	490,526
Total Liabilities and Shareholders’ Equity	$4,526,702	$4,119,994

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF NET INCOME

S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(in thousands, except per share data)	2012	2011	2010

INTEREST INCOME
Loans, including fees	$145,181	$154,121	$169,404
Investment Securities:
Taxable	7,544	8,169	7,685
Tax-exempt	3,121	2,347	2,830
Dividends	405	442	500
Total Interest Income	156,251	165,079	180,419

INTEREST EXPENSE
Deposits	16,796	22,952	28,717
Borrowings and junior subordinated debt securities	4,228	4,781	5,856
Total Interest Expense	21,024	27,733	34,573

NET INTEREST INCOME	135,227	137,346	145,846
Provision for loan losses	22,815	15,609	29,511
Net Interest Income After Provision for Loan Losses	112,412	121,737	116,335

NONINTEREST INCOME
Debit and credit card fees	11,134	10,889	9,954
Service charges on deposit accounts	9,992	9,978	11,178
Wealth management fees	9,808	8,180	7,808
Insurance fees	8,448	8,314	8,312
Securities gains (losses), net	3,016	(124)	274
Mortgage banking	2,878	1,199	3,403
Other	6,636	5,621	6,281
Total Noninterest Income	51,912	44,057	47,210

NONINTEREST EXPENSE
Salaries and employee benefits	60,256	51,078	48,715
Data processing	9,620	6,853	6,145
Net occupancy	7,605	6,943	6,928
Professional services and legal	5,659	5,437	6,889
Furniture and equipment	5,262	4,941	5,054
Marketing	3,302	3,019	2,795
Other taxes	3,200	3,381	3,432
FDIC assessment	2,926	3,570	5,426
Other	25,033	18,686	20,249
Total Noninterest Expense	122,863	103,908	105,633
Income Before Taxes	41,461	61,886	57,912
Provision for income taxes	7,261	14,622	14,432
Net Income	34,200	47,264	43,480
Preferred stock dividends and discount amortization	—	7,611	6,201
Net Income Available to Common Shareholders	$34,200	$39,653	$37,279

Earnings per common share—basic	$1.18	$1.41	$1.34
Earnings per common share—diluted	1.18	1.41	1.34
Dividends declared per common share	0.60	0.60	0.60

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(in thousands)	2012	2011	2010

Net Income	$34,200	$47,264	$43,480

Other Comprehensive Income (Loss), Before Tax and Net of Reclassifications into Net Income:
Change in unrealized gains on securities available-for-sale	4,097	6,702	695
Reclassification adjustment for net (gains) losses on securities available-for-sale included in net income	(3,016)	124	(274)
Adjustment to funded status of employee benefit plans	(271)	(18,787)	(606)
Other Comprehensive Income (Loss), Before Tax and Net of Reclassifications into Net Income	810	(11,961)	(185)
Income tax (expense) benefit related to items of other comprehensive income	(284)	4,187	65
Other Comprehensive Income (Loss), After Tax and Net of Reclassifications into Net Income	526	(7,774)	(120)
Comprehensive Income	$34,726	$39,490	$43,360

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

S&T Bancorp, Inc. and Subsidiaries

(thousands, except share and per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2009	$105,370	$74,285	$51,158	$383,118	$(6,214)	$(54,399)	$553,318
Net income for 2010				43,480			43,480
Other comprehensive income (loss), net of tax					(120)		(120)
Preferred stock dividends and discount amortization	767			(6,201)			(5,434)
Cash dividends declared ($0.60 per share)				(16,683)			(16,683)
Treasury stock issued (205,135 shares)				(1,980)		5,672	3,692
Recognition of restricted stock compensation expense			470				470
Tax benefit from stock-based compensation			46				46
Forfeitures of nonstatutory stock options (11,000 shares)			(104)				(104)
Balance at December 31, 2010	$106,137	$74,285	$51,570	$401,734	$(6,334)	$(48,727)	$578,665
Net income for 2011				47,264			47,264
Other comprehensive income (loss), net of tax					(7,774)		(7,774)
Redemption of preferred stock	(108,676)						(108,676)
Preferred stock dividends and discount amortization	2,539			(7,611)			(5,072)
Cash dividends declared ($0.60 per share)				(16,830)			(16,830)
Treasury stock issued (182,507 shares, net)				(3,089)		4,971	1,882
Recognition of restricted stock compensation expense			1,133				1,133
Tax expense from stock-based compensation			(66)				(66)
Balance at December 31, 2011	$—	$74,285	$52,637	$421,468	$(14,108)	$(43,756)	$490,526
Net income for 2012				34,200			34,200
Other comprehensive income (loss), net of tax					526		526
Cash dividends declared ($0.60 per share)				(17,357)			(17,357)
Common stock issued in acquisition (1,483,327 shares)		3,708	23,902				27,610
Treasury stock issued (117,633 shares, net)				(2,272)		3,270	998
Recognition of restricted stock compensation expense			949				949
Tax expense from stock-based compensation			(30)				(30)
Balance at December 31, 2012	$—	$77,993	$77,458	$436,039	$(13,582)	$(40,486)	$537,422

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

S&T Bancorp, Inc. and Subsidiaries

	Years Ended December 31,
(in thousands)	2012	2011	2010

OPERATING ACTIVITIES
Net Income	$34,200	$47,264	$43,480
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22,815	15,609	29,511
Provision for unfunded loan commitments	1,811	(1,474)	(1,555)
Depreciation and amortization	7,000	6,323	6,587
Net amortization of discounts and premiums	2,280	1,191	881
Stock-based compensation expense	913	960	513
Securities (gains) losses, net	(3,016)	124	(274)
Deferred income taxes	1,038	2,448	(4,537)
Tax expense (benefit) from stock-based compensation	30	66	(46)
Mortgage loans originated for sale	(104,924)	(68,261)	(121,883)
Proceeds from the sale of loans	86,886	74,780	119,617
Gain on the sale of loans, net	(1,612)	(875)	(1,809)
Net decrease in interest receivable	973	589	2,752
Net decrease in interest payable	(1,376)	(443)	(1,678)
Net decrease (increase) in other assets	18,815	4,132	(2,745)
Net increase (decrease) increase in other liabilities	18,057	(8,531)	20,170
Net Cash Provided by Operating Activities	83,890	73,902	88,984

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(166,786)	(135,447)	(82,890)
Proceeds from maturities, prepayments and calls of securities available-for-sale	87,604	71,318	146,960
Proceeds from sales of securities available-for-sale	66,575	70	2,579
Proceeds from the redemption of Federal Home Loan Bank stock	5,700	4,149	1,177
Net (increase) decrease in loans	(21,892)	185,182	3,236
Proceeds from the sale of loans not originated for resale	3,874	8,595	—
Purchases of premises and equipment	(2,179)	(2,531)	(3,469)
Proceeds from the sale of premises and equipment	142	404	60
Net cash acquired from bank acquisitions	18,639	—	—
Net Cash (Used in) Provided by Investing Activities	(8,323)	131,740	67,653

FINANCING ACTIVITIES
Net increase in core deposits	207,653	105,776	63,383
Net decrease in certificates of deposit	(217,311)	(87,553)	(50,536)
Net increase (decrease) in securities sold under repurchase agreements and federal funds purchased	28,442	(10,283)	(4,281)
Net (decrease) increase in short-term borrowings	—	75,000	(51,300)
Proceeds from long-term borrowings	4,311	4,192	9,241
Repayments of long-term borrowings	(15,088)	(1,682)	(65,770)
Redemption of preferred stock	—	(108,676)	—
Purchase of treasury shares	(49)	(64)	—
Sale of treasury shares	1,047	1,946	3,692
Preferred stock dividends	—	(5,072)	(5,434)
Cash dividends paid to common shareholders	(17,357)	(16,830)	(16,683)
Tax (expense) benefit from stock-based compensation	(30)	(66)	46
Net Cash Used in Financing Activities	(8,382)	(43,312)	(117,642)
Net increase in cash and cash equivalents	67,185	162,330	38,995
Cash and cash equivalents at beginning of year	270,526	108,196	69,201
Cash and Cash Equivalents at End of Year	$337,711	$270,526	$108,196
Supplemental Disclosures
Interest paid	$22,329	$27,733	$36,251
Income taxes paid, net of refunds	4,063	15,100	14,818
Loans transferred to held for sale	19,255	8,753	—
Net assets (liabilities) from acquisitions, excluding cash and cash equivalents	(683)	—	—
Transfers to other real estate owned and other repossessed assets	1,915	8,472	11,308

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

We are presently engaged in nonbanking activities through the following five entities: 9th Street Holdings, Inc.; S&T Bancholdings, Inc.; CTCLIC; S&T Insurance Group, LLC and Stewart Capital Advisors, LLC. 9th Street Holdings, Inc. and S&T Bancholdings, Inc. are investment holding companies. CTCLIC, which is a joint venture with another financial institution, acts as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Insurance Group, LLC, through its subsidiaries, offers a variety of insurance products. Stewart Capital Advisors, LLC is a registered investment advisor that manages private investment accounts for individuals and institutions and advises the Stewart Capital Mid Cap Fund.

On March 9, 2012, we completed the acquisition and conversion of Mainline Bancorp, Inc., or Mainline, a bank holding company based in Ebensburg, Pennsylvania. Mainline had one subsidiary, Mainline National Bank, with eight branches and $129.5 million in loans and $206.0 million in deposits. The acquisition expanded our market share and footprint throughout Cambria and Blair counties of Western Pennsylvania. The total acquisition cost of Mainline was $27.8 million.

On August 13, 2012, we completed the acquisition of Gateway Bank of Pennsylvania, a bank with $99.1 million in loans and $105.4 million in deposits, headquartered in McMurray, Pennsylvania. The total acquisition cost of Gateway Bank was $19.8 million. As of December 31, 2012, Gateway was operating as a separate wholly-owned subsidiary of S&T, with all transactions since the acquisition date consolidated in our financial statements. On February 8, 2013, Gateway Bank was merged into S&T Bank, and their two branches are now fully operational branches of S&T Bank.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

Business Combinations

We account for business combinations using the acquisition method of accounting. Under this method of accounting, the acquired company’s net assets are recorded at fair value at the date of acquisition, and the results of operations of the acquired company are combined with our results from that date forward. Acquisition costs are expensed when incurred. The difference between the purchase price and the fair value of the net assets acquired (including identified intangibles) is recorded as goodwill.

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

Level 3: valuation is derived from other valuation methodologies, including discounted cash flow models and similar techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in determining fair value.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

Recurring Basis

Securities Available-for-Sale

Securities available-for-sale include both debt and equity securities.

We obtain fair values for debt securities from a third-party pricing service, which utilizes several sources for valuing fixed-income securities. The market evaluation sources for debt securities include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

Marketable equity securities that have an active, quotable market are classified as Level 1. Marketable equity securities that are quotable, but are thinly traded or inactive, are classified as Level 2 and securities that are not readily traded and do not have a quotable market are classified as Level 3.

Trading Assets

We use quoted market prices to determine the fair value of our trading assets. Our trading assets are held in a Rabbi Trust under a deferred compensation plan and are invested in readily quoted mutual funds. Accordingly, these assets are classified as Level 1. Trading assets are recorded in other assets in the Consolidated Balance Sheets.

Derivative Financial Instruments

We use derivative instruments, including interest rate swaps for commercial loans with our customers, and we sell mortgage loans in the secondary market and enter into interest rate lock commitments. We calculate the fair value for derivatives using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity and uses observable market based inputs, such as interest rate curves and implied volatilities. Accordingly, derivatives are classified as Level 2.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

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

Appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or our knowledge of the borrower and the borrower’s business. Impaired loans carried at fair value are classified as Level 3.

OREO and Other Repossessed Assets

OREO and other repossessed assets obtained in partial or total satisfaction of a loan are recorded at the lower of recorded investment in the loan or fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of the amount recorded at acquisition date or fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Like impaired loans, appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets are classified as Level 3.

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

Cash and Cash Equivalents and Other Short-Term Assets

The carrying amounts reported in the Consolidated Balance Sheets for cash and due from banks, including interest-bearing deposits, approximate fair value.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

Securities

We determine the appropriate classification of securities at the time of purchase. All securities, including both debt and equity securities, are classified as available-for-sale. These are securities that we intend to hold for an indefinite period of time, but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary, reported as a component of other comprehensive income, net of tax. Realized gains and losses on the sale of available-for-sale securities and other-than-temporary impairment, or OTTI, charges are recorded within noninterest income in the Consolidated Statements of Net Income. Realized gains and losses on the sale of securities are determined using the specific-identification method. Bond premiums are amortized to the call date and bond discounts are accreted to the maturity date, both on a level yield basis.

We perform a quarterly review of our securities to identify those that may indicate an OTTI. Our policy for OTTI within the marketable equity securities portfolio generally requires an impairment charge when the security is in a loss position for 12 consecutive months, unless facts and circumstances would suggest the need for an OTTI prior to that time. Our policy for OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the best estimate of impairment charge representing credit losses, the likelihood of the security’s ability to recover any decline in its estimated fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the investment security prior to the security’s recovery.

Loans Held for Sale

Loans held for sale consist of 1-4 family residential loans originated for sale in the secondary market and from time to time, certain loans transferred from the loan portfolio to loans held for sale, all of which are carried at the lower of cost or fair value. If a loan is transferred from the loan portfolio to the held-for-sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off against the allowance for loan loss, or ALL. Subsequent declines in fair value are recognized as a charge to noninterest income. When a loan is placed in the held-for-sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold. Gains and losses on sales of loans held for sale are included in other noninterest income in the Consolidated Statements of Net Income.

Loans

Loans are reported at the principal amount outstanding net of unearned income, unamortized premiums or discounts and deferred origination fees and costs. We defer certain nonrefundable loan origination and commitment fees. Accretion of discounts and amortization of premiums on loans are included in interest income in the Consolidated Statements of Net Income. Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of loan yield over the respective lives of the loans without consideration of anticipated prepayments. If a loan is paid off, the remaining unaccreted or unamortized net origination fees and costs are immediately recognized into income or expense. Interest is accrued on loans as earned. Interest income is recognized on loans as earned.

Closed-end installment loans, amortizing loans secured by real estate and any other loans with payments scheduled monthly are reported past due when the borrower is in arrears two or more monthly payments. Other multi-payment obligations with payments scheduled other than monthly are reported past due when one scheduled payment is due and unpaid for 30 days or more.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

Generally, consumer loans are charged off against the ALL upon the loan reaching 90 days past due. Commercial loans are charged off as management becomes aware of facts and circumstances that raise doubt as to the collectability of all or a portion of the principal and when we believe a confirmed loss exists.

Nonaccrual Loans

We stop accruing interest on a loan (nonaccrual loan) when the borrower’s payment is 90 days past due. Loans are also placed on nonaccrual status when payment is not past due, but we have doubt about the borrower’s ability to comply with existing repayment terms. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is recognized on nonaccrual loans on a cash basis if recovery of the remaining principal is reasonably assured. As a general rule, a nonaccrual loan may be restored to accrual status when its principal and interest is paid current and the bank expects repayment of the remaining contractual principal and interest, or when the loan otherwise becomes well secured and in the process of collection.

Allowance for Loan Losses

The ALL reflects our estimates of probable losses inherent in the loan portfolio at the balance sheet date. The methodology for determining the ALL has two main components: evaluation and impairment tests of individual loans and evaluation and impairment tests of certain groups of homogeneous loans with similar risk characteristics.

A loan is considered impaired when it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. We individually evaluate all substandard, doubtful and nonaccrual commercial loans greater than $0.5 million for impairment. All troubled debt restructurings, or TDRs, are considered to be impaired loans and will be reported as an impaired loan for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement. For all TDRs, regardless of size, as well as all other impaired loans, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate. Specific reserves are established based upon the following three impairment methods: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate, 2) the loan’s observable market price or 3) the estimated fair value of the collateral if the loan is collateral dependent. Our impairment evaluations consist primarily of the fair value of collateral method since most loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the impaired loan is less than the recorded investment in the loan balance.

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

Historical loss rate calculations are performed whereby past losses from each pool of loans are aggregated over the respective loss emergence period. The loss emergence period is defined as the average time between the occurrence of a credit event (deterioration in the borrower’s financial condition) and the confirmation of a loss. Currently, we have estimated the loss emergence period to

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

be two years for CRE loans and one year for all other loan classes. We use a one year look back period that results, when considering our loss emergence periods, in capturing historic losses for three years for CRE and two years for our other portfolio segments. These historic loss calculations are then aggregated and applied to each loan segment to determine the component of the ALL based upon historic losses. Since the losses captured in the historical loss analysis may not accurately represent the losses inherent in the loan portfolio at the balance sheet date, qualitative adjustments are then applied to loan segments to determine the total ALL. Qualitative adjustments are aggregated into five categories, including process, economic conditions, loan portfolio, asset quality and other external factors.

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

Bank Owned Life Insurance

We have purchased life insurance policies on certain executive officers and employees. We receive the cash surrender value of each policy upon its termination or benefits are payable upon the death of the insured. Changes in net cash surrender value are recognized in noninterest income or expense in the Consolidated Statements of Net Income.

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

Restricted Investment in Bank Stock

Federal Home Loan Bank, or FHLB, stock is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon on the members asset value, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

the low-cost products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. Both cash and stock dividends are reported as income in taxable investment securities in the Consolidated Statements of Net Income.

On February 22, 2012, the FHLB of Pittsburgh announced that it would pay a dividend on the average capital stock balance held during the three month period ended December 31, 2011 at an annualized rate of 0.10% for the first time since late 2008. The FHLB noted future dividend payments and capital stock repurchases will continue to be reviewed on a quarterly basis. We had $5.7 million of redemptions from the FHLB throughout 2012. We reviewed and evaluated the FHLB capital stock for OTTI at December 31, 2012. Based upon our review of the FHLB’s current financial position, they reported improved earnings throughout 2012 compared to 2011 and continue to exceed all capital ratios required. Additionally, we considered that the FHLB began paying dividends and redeeming excess stock during 2012. Accordingly, we believe sufficient evidence exists to conclude that no OTTI exists at December 31, 2012.

Goodwill and Other Intangible Assets

We have three reporting units: Community Banking, Wealth Management and Insurance. At December 31, 2012, we had goodwill of $175.7 million, including $171.5 million in Community Banking, representing 98 percent of total goodwill and $4.2 million in Insurance, representing two percent of total goodwill. The carrying value of goodwill is tested annually for impairment each October 1 or more frequently if it is determined that we should do so. We first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment considers such factors as macroeconomic conditions, market conditions specifically related to the banking industry, our overall financial performance and various other factors. If we determine that it is more likely than not that the fair value is less than the carrying amount, we proceed to test for impairment. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We have core deposit and other intangible assets resulting from acquisitions which are subject to amortization. We determine the amount of identifiable intangible assets based upon independent core deposit and insurance contract analyses at the time of the acquisition. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No events or changes in circumstances that would indicate that the carrying amount of any identifiable intangible assets may not be recoverable had occurred during the years ended December 31, 2012, 2011 and 2010.

Joint Ventures

We have made investments directly in Low Income Housing Tax Credit, or LIHTC, partnerships formed with third parties. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. These investments are amortized

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

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

OREO and Other Repossessed Assets

OREO and other repossessed assets are included in other assets in the Consolidated Balance Sheets and are comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of a foreclosure. At the time of foreclosure, these properties are recorded at the lower of the recorded investment in the loan or fair value less cost to sell. Loan losses arising from the acquisition of such property initially are charged against the ALL. Subsequently, these assets are carried at the lower of carrying value or current fair value less cost to sell. Gains or losses realized subsequent to acquisition are recorded in other expenses in the Consolidated Statements of Net Income.

Mortgage Servicing Rights

MSRs are recognized as separate assets when commitments to fund a loan to be sold are made. Upon commitment, the MSR is established, which represents the then current estimated fair value of future net cash flows expected to be realized for performing the servicing activities. The estimated fair value of the MSRs is estimated by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the estimated fair value of MSRs, mortgage interest rates, which are used to determine prepayment rates, are held constant over the estimated life of the portfolio. MSRs are reported in other assets in the Consolidated Balance Sheets and are amortized into noninterest income in the Consolidated Statements of Net Income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

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

Pursuant to our agreements with various financial institutions, we may receive collateral or may be required to post collateral based upon mark-to-market positions. Beyond unsecured threshold levels, collateral in the form of cash or securities may be made available to counterparties of interest rate swap transactions. Based upon our current positions and related future collateral requirements relating to them, we believe any effect on our cash flow or liquidity position to be immaterial. Derivatives contain an element of credit risk, the possibility that we will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by our Asset and Liability Committee, or ALCO, and derivatives with customers may only be executed with customers within credit exposure limits approved by our Senior Loan Committee. Interest rate swaps are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Consolidated Statements of Net Income.

Interest Rate Lock Commitments and Forward Sale Contracts

In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan market. We also offer interest rate lock commitments to potential borrowers. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. We can encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. We may utilize forward sale contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The rate lock is executed between the mortgagee and us and in turn a forward sale contract may be executed between us and the investor. Both the rate lock commitment and the corresponding forward sale contract for each customer are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives during the commitment period are recorded in current earnings and included in mortgage banking in the Consolidated Statements of Net Income.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

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

Wealth Management Fees

Assets held in a fiduciary capacity by the subsidiary bank, S&T Bank, are not our assets and are therefore not included in our Consolidated Financial Statements. Wealth management fee income is reported in the Consolidated Statements of Net Income on the accrual basis.

Stock-Based Compensation

Stock-based compensation may include stock options and restricted stock which is measured using the fair value method of accounting. The grant date fair value is recognized over the period during which the recipient is required to provide service in exchange for the award. Stock option expense is determined utilizing the Black-Scholes model. Restricted stock expense is determined using the grant date fair value. We estimate expected forfeitures when stock-based awards are granted and record compensation expense only for awards that are expected to vest.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

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

Diluted earnings per share is calculated under the more dilutive of either the treasury stock method or the two-class method. Under the treasury stock method, the weighted average number of common shares outstanding is increased by the potentially dilutive common shares. For the two-class method, diluted earnings per share is calculated for each class of shareholders using the weighted average number of shares attributed to each class. Potentially dilutive common shares are common stock equivalents relating to our outstanding warrants, stock options and restricted stock.

Recently Adopted Accounting Standards Updates

Technical Corrections and Improvements

In October 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2012-04, Technical Corrections and Improvements, which was meant to correct minor technical errors in the codification and to conform terminology and clarify certain guidance in various topics of the codification to fully reflect the fair value measurement and disclosure requirements of Topic 820. Since this includes minor corrections, terminology conformation and guidance clarification only of previously issued accounting guidance, it was adopted at December 31, 2012, and did not have an impact on our results of operations or financial position.

Technical Amendments and Corrections to SEC Sections

In August 2012, the FASB issued ASU No. 2012-03, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update), which were meant to codify various amendments and corrections included in these previously issued bulletins and releases. Since this is codification only of previously issued accounting guidance, it was adopted at September 30, 2012, and did not have an impact on our results of operations or financial position.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

Presentation of Comprehensive Income

In December 2011, the FASB issued ASU No. 2011-12, which superseded certain pending paragraphs in ASU No. 2011-05, which had been issued in June 2011. ASU No. 2011-05 allowed an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity but permits companies to present in the annual period the comprehensive income components in a single continuous statement or two consecutive statements and to present in the interim periods only the total for comprehensive income in a single continuous statement or two consecutive statements. ASU No. 2011-12 effectively defers changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The two amendments became effective at the same time. These ASUs should be applied retrospectively and were effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have elected the option of a single continuous statement format for interim periods, and two separate but consecutive statements for annual periods. The adoption of both ASU 2011-05 and 2011-12 impacted only our presentation of comprehensive income and did not have an impact on our results of operations or financial position.

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

NOTE 2. BUSINESS COMBINATIONS

During 2012, we completed two acquisitions, Mainline Bancorp, Inc., or Mainline and Gateway Bank of Pennsylvania, or Gateway. Goodwill was calculated as the excess of the consideration exchanged over the net identifiable assets acquired from each acquisition and will not be deductible for tax purposes. Goodwill from both acquisitions was assigned to our Community Banking segment.

On March 9, 2012, we acquired 100 percent of the voting shares of Mainline, located in Ebensburg, Pennsylvania, which was the holding company and sole shareholder of Mainline National Bank. The acquisition expanded our market share and footprint throughout Cambria and Blair Counties of Western Pennsylvania. Mainline shareholders were entitled to elect to receive for each share of Mainline common stock either $69.00 in cash or 3.6316 shares of S&T common stock. We also purchased Mainline’s preferred stock issued under the U.S. Treasury Capital Purchase Program, or CPP, for $4.7 million on March 9, 2012. The preferred stock was purchased and retired as part of the merger transaction. Purchase accounting guidance allows for a reasonable period of time following an acquisition for the acquirer to obtain the information necessary to complete the accounting for a

NOTE 2. BUSINESS COMBINATIONS — continued

business combination. This period, known as the measurement period, shall not exceed one year from the acquisition date. The measurement period for the Mainline acquisition ends March 9, 2013. Based on new information received about facts and circumstances that existed as of the acquisition date one measurement period adjustment for $0.5 million was recorded relating to a contingent liability for an IRS proposed penalty for tax year 2010. Cash paid to former Mainline shareholders was $8.2 million and the fair value of common shares issued was $14.8 million. As of December 31, 2012, S&T recognized Goodwill of $6.7 million from the Mainline acquisition.

On August 13, 2012, we acquired 100 percent of the voting shares of Gateway, located in McMurray, Pennsylvania. The acquisition expanded our market share and footprint into Washington and Butler counties in Pennsylvania. Gateway shareholders were entitled to receive $3.08 in cash and 0.4657 shares of S&T common stock in exchange for one share of Gateway common stock. As of December 31, 2012, Gateway was operating as a separate wholly-owned subsidiary of S&T. On February 8, 2013, Gateway Bank was merged into S&T Bank, and their two branches are now fully operational branches of S&T Bank. Cash paid to former Gateway shareholders was $5.2 million and the fair value of common shares issued was $13.3 million. We also settled outstanding equity awards for $1.0 million. As of December 31, 2012, S&T recognized Goodwill of $3.8 million from the Gateway acquisition.

The following table summarizes total consideration paid, assets acquired and liabilities assumed as of December 31, 2012 for both the Mainline and Gateway acquisitions:

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

NOTE 2. BUSINESS COMBINATIONS — continued

Direct costs related to the acquisitions were expensed as incurred. As of December 31, 2012, we recognized a combined total of $6.0 million of one-time merger related expenses. For the Gateway acquisition, we recognized $1.5 million of one-time merger related expenses; consisting primarily of legal, professional and other expenses of $0.6 million, $0.6 million in change in control, severance and other employee costs and $0.3 million in data processing contract termination and conversion costs. For the Mainline acquisition, we recognized $4.5 million of one-time merger related expenses; including $1.8 million in change in control, severance and other employee costs, $2.0 million in data processing contract termination and conversion costs and $0.7 million in legal, professional and other expenses.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of basic EPS with that of diluted EPS:

	Years ended December 31,
(in thousands, except share and per share data)	2012	2011	2010

Numerator for Earnings per Common Share—Basic:
Net income	$34,200	$47,264	$43,480
Less: Preferred stock dividends and discount amortization	—	7,611	6,201
Less: Income allocated to participating shares	126	130	42
Net Income Allocated to Common Shareholders	$34,074	$39,523	$37,237

Numerator for Earnings per Common Share—Diluted:
Net income	$34,200	$47,264	$43,480
Less: Preferred stock dividends and discount amortization	—	7,611	6,201
Net Income Available to Common Shareholders	$34,200	$39,653	$37,279

Denominators:
Weighted Average Common Shares Outstanding—Basic	28,976,619	27,966,981	27,791,145
Add: Potentially dilutive common shares	32,261	23,169	22,261
Denominator for Treasury Stock Method—Diluted	29,008,880	27,990,150	27,813,406

Weighted Average Common Shares Outstanding—Basic	28,976,619	27,966,981	27,791,145
Add: Average participating shares outstanding	107,274	92,212	33,899
Denominator for Two-Class Method—Diluted	29,083,893	28,059,193	27,825,044

Earnings per common share—basic	$1.18	$1.41	$1.34
Earnings per common share—diluted	$1.18	$1.41	$1.34
Warrants considered anti-dilutive excluded from dilutive potential common shares	517,012	517,012	517,012
Stock options considered anti-dilutive excluded from dilutive potential common shares	747,443	757,580	930,969
Restricted stock considered anti-dilutive excluded from dilutive potential common shares	75,012	69,043	11,638

NOTE 4. FAIR VALUE MEASUREMENTS

Refer to Note 1 Summary of Significant Accounting Policies under Fair Value Measurements for our accounting policy including details of the valuation methods used to determine the fair values of our assets and liabilities.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2012 and 2011. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$—	$212,066	$—	$212,066
Collateralized mortgage obligations of U.S. government corporations and agencies	—	57,896	—	57,896
Mortgage-backed securities of U.S. government corporations and agencies	—	60,781	—	60,781
Obligations of states and political subdivisions	—	112,767	—	112,767
Marketable equity securities	140	8,316	1,130	9,586
Total securities available-for-sale	140	451,826	1,130	453,096
Trading securities held in a Rabbi Trust	2,223	—	—	2,223
Total securities	2,363	451,826	1,130	455,319
Derivative financial assets:
Interest rate swaps	—	23,748	—	23,748
Interest rate lock commitments	—	467	—	467
Total Assets	$2,363	$476,041	$1,130	$479,534

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$23,522	$—	$23,522
Forward sale contracts	—	48	—	48
Total Liabilities	$—	$23,570	$—	$23,570

NOTE 4. FAIR VALUE MEASUREMENTS — continued

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$—	$142,786	$—	$142,786
Collateralized mortgage obligations of U.S. government corporations and agencies	—	65,395	—	65,395
Mortgage-backed securities of U.S. government corporations and agencies	—	48,752	—	48,752
Obligations of states and political subdivisions	—	88,805	—	88,805
Marketable equity securities	2,855	7,316	1,687	11,858
Total securities available-for-sale	2,855	353,054	1,687	357,596
Trading securities held in a Rabbi Trust	1,949	—	—	1,949
Total securities	4,804	353,054	1,687	359,545
Derivative financial assets:
Interest rate swaps	—	23,764	—	23,764
Interest rate lock commitments	—	244	—	244
Total Assets	$4,804	$377,062	$1,687	$383,553

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$23,639	$—	$23,639
Forward sale contracts	$—	$95	$—	$95
Total Liabilities	$—	$23,734	$—	$23,734

We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market. The following tables present the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine the fair value:

	Years Ended December 31,
(in thousands)	2012	2011

Balance at beginning of year	$1,687	$1,588
Total (losses) gains included in other comprehensive income/loss(1)	(350)	99
Net purchases, sales, issuances and settlements	(207)	—
Transfers out of Level 3	—	—
Balance at end of year	$1,130	$1,687
(1)

Changes in estimated fair value of available-for-sale investments are recorded in accumulated other comprehensive income/loss, while gains and losses from sales are recorded in security gains (losses), net in the Consolidated Statements of Net Income.

NOTE 4. FAIR VALUE MEASUREMENTS — continued

We may be required to measure certain assets and liabilities on a nonrecurring basis. The following tables present our assets that are measured at estimated fair value on a nonrecurring basis by the fair value hierarchy level at December 31, 2012 and 2011. There were no liabilities measured at estimated fair value on a nonrecurring basis during these periods. Loans held for sale are recorded at the lower of cost or fair value. At December 31, 2012 and 2011, we had no loans held for sale that were recorded at fair value.

	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Impaired Loans	$—	$—	$44,059	$44,059
Other real estate owned	—	—	585	585
Mortgage servicing rights	—	—	2,106	2,106
Total Assets	$—	$—	$46,750	$46,750

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Impaired Loans	$—	$—	$36,500	$36,500
Other real estate owned	—	—	3,739	3,739
Mortgage servicing rights	—	—	2,153	2,153
Total Assets	$—	$—	$42,392	$42,392

The carrying values and fair values of our financial instruments at December 31, 2012 and 2011 are presented in the following tables:

		Fair Value Measurements at December 31, 2012
(in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3

ASSETS
Cash and due from banks, including interest-bearing deposits	$337,711	$337,711	$337,711	$—	$—
Securities available-for-sale	453,096	453,096	140	451,826	1,130
Loans held for sale	22,499	22,601	—	—	22,601
Portfolio loans	3,346,622	3,347,602	—	—	3,347,602
Federal Home Loan Bank stock, at cost	14,485	14,485	—	—	14,485
Bank owned life insurance	58,619	58,619	—	58,619	—
Trading securities held in a Rabbi Trust	2,223	2,223	2,223	—	—
Mortgage servicing rights	2,106	2,106	—	—	2,106
Interest rate swaps	23,748	23,748	—	23,748	—
Interest rate lock commitments	467	467	—	467	—

LIABILITIES
Deposits	$3,638,428	$3,643,683	$—	$—	$3,643,683
Securities sold under repurchase agreements	62,582	62,582	—	—	62,582
Short-term borrowings	75,000	75,000	—	—	75,000
Long-term borrowings	34,101	36,235	—	—	36,235
Junior subordinated debt securities	90,619	90,619	—	—	90,619
Interest rate swaps	23,522	23,522	—	23,522	—
Forward sale contracts	48	48	—	48	—
(1)	As reported in the Consolidated Balance Sheets

NOTE 4. FAIR VALUE MEASUREMENTS — continued

		Fair Value Measurements at December 31, 2011
(in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3

ASSETS
Cash and due from banks, including interest-bearing deposits	$270,526	$270,526	$270,526	$—	$—
Securities available-for-sale	357,596	357,596	2,855	353,054	1,687
Loans held for sale	2,850	2,958	—	—	2,958
Portfolio loans	3,129,759	3,120,352	—	—	3,120,352
Federal Home Loan Bank stock, at cost	18,216	18,216	—	—	18,216
Bank owned life insurance	56,755	56,755	—	56,755	—
Trading securities held in a Rabbi Trust	1,949	1,949	1,949	—	—
Mortgage servicing rights	2,153	2,153	—	—	2,153
Interest rate swaps	23,764	23,764	—	23,764	—
Interest rate lock commitments	244	244	—	244	—

LIABILITIES
Deposits	$3,335,859	$3,343,889	$—	$—	$3,343,889
Securities sold under repurchase agreements	30,370	30,370	—	—	30,370
Short-term borrowings	75,000	75,000	—	—	75,000
Long-term borrowings	31,874	34,171	—	—	34,171
Junior subordinated debt securities	90,619	90,619	—	—	90,619
Interest rate swaps	23,639	23,639	—	23,639	—
Forward sale contracts	95	95	—	95	—
(1)	As reported in the Consolidated Balance Sheets

NOTE 5. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Board of Governors of the Federal Reserve System, or the Federal Reserve, imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the Federal Reserve. During the years ended 2012, 2011 and 2010 the required reserves averaged $36.6 million, $36.6 million and $32.5 million, respectively.

NOTE 6. DIVIDEND AND LOAN RESTRICTIONS

S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of our revenues consist of dividend payments we receive from S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to us. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated that banking organizations should generally pay dividends only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Thus, under certain circumstances based upon our financial condition, our ability to declare and pay quarterly dividends may require consultation with the Federal Reserve and may be prohibited by

NOTE 6. DIVIDEND AND LOAN RESTRICTIONS — continued

applicable Federal Reserve regulations. If we were to pay a dividend in contravention of Federal Reserve regulations, the Federal Reserve could raise supervisory concerns. We redeemed our Series A Preferred Stock on December 7, 2011, and therefore we are no longer subject to the dividend restriction imposed by participation in the CPP.

Federal law prohibits us from borrowing from S&T Bank unless such loans are collateralized by specific obligations. Further, such loans are limited to 10 percent of S&T Bank’s capital and additional paid-in capital, as defined. In April 2012, we closed a $5.0 million line of credit with S&T Bank that had been secured by investments of another subsidiary of S&T.

NOTE 7. SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized cost and fair value of available-for-sale securities for the periods shown:

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$207,229	$4,890	$(53)	$212,066
Collateralized mortgage obligations of U.S. government corporations and agencies	56,085	1,811	—	57,896
Mortgage-backed securities of U.S. government corporations and agencies	57,408	3,373	—	60,781
Obligations of states and political subdivisions	107,911	4,908	(52)	112,767
Debt Securities	428,633	14,982	(105)	443,510
Marketable equity securities	8,502	1,095	(11)	9,586
Total	$437,135	$16,077	$(116)	$453,096

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$138,386	$4,400	$—	$142,786
Collateralized mortgage obligations of U.S. government corporations and agencies	63,202	2,193	—	65,395
Mortgage-backed securities of U.S. government corporations and agencies	45,289	3,463	—	48,752
Obligations of states and political subdivisions	85,689	3,128	(12)	88,805
Debt Securities	332,566	13,184	(12)	345,738
Marketable equity securities	10,152	2,179	(473)	11,858
Total	$342,718	$15,363	$(485)	$357,596

During 2012, there were $3.0 million in gross realized gains, compared to nominal gains in 2011 and $0.4 million in 2010. The $3.0 in gross realized gains relates to the sales of two equity positions during the year as a result of increases in value after merger announcements. There were nominal gross realized losses in 2012 and $0.1 million in gross realized losses in 2011 and 2010, relating to securities available-for-sale.

NOTE 7. SECURITIES AVAILABLE-FOR-SALE — continued

The following tables present the fair value and the age of gross unrealized losses by investment category for the periods presented:

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$11,370	$(53)	$—	$—	$11,370	$(53)
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	11,285	(52)	—	—	11,285	(52)
Debt Securities	22,655	(105)	—	—	22,655	(105)
Marketable equity securities	228	(11)	—	—	228	(11)
Total Temporarily Impaired Securities	$22,883	$(116)	$—	$—	$22,883	$(116)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	502	(8)	414	(4)	916	(12)
Debt Securities	502	(8)	414	(4)	916	(12)
Marketable equity securities	5,143	(473)	—	—	5,143	(473)
Total Temporarily Impaired Securities	$5,645	$(481)	$414	$(4)	$6,059	$(485)

We do not believe any individual unrealized loss as of December 31, 2012 represents an OTTI. Refer to Note 1 Summary of Significant Accounting Policies for our accounting policy for securities and OTTI.

As of December 31, 2012, the unrealized losses on five debt securities were primarily attributable to changes in interest rates. The unrealized losses on two marketable equity securities as of December 31, 2012 were attributable to temporary declines in the market value of these stocks. We do not intend to sell and it is not likely that we will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of their amortized cost.

NOTE 7. SECURITIES AVAILABLE-FOR-SALE — continued

Net unrealized gains of $10.4 million and $9.7 million were included in accumulated other comprehensive loss, net of tax, at December 31, 2012 and 2011, respectively. Gross unrealized gains of $10.5 million and $10.0 million, net of tax, were netted against gross unrealized losses of $0.1 million and $0.3 million, respectively, for these same periods. During 2012 unrealized gains reclassified out of accumulated other comprehensive income into earnings were $3.0 million, while unrealized losses reclassified into earnings to record OTTI were minimal. During 2011, unrealized gains reclassified out of accumulated other comprehensive loss into earnings were minimal, while $0.1 million of unrealized losses were reclassified into earnings to record OTTI.

The amortized cost and fair value of securities available-for-sale at December 31, 2012, by contractual maturity, are included in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
(in thousands)	Amortized Cost	Fair Value

Due in one year or less	$38,434	$38,969
Due after one year through five years	130,690	134,192
Due after five years through ten years	64,822	66,507
Due after ten years	81,194	85,165
	315,140	324,833
Collateralized mortgage obligations of U.S. government corporations and agencies	56,085	57,896
Mortgage-backed securities of U.S. government corporations and agencies	57,408	60,781
Debt Securities	428,633	443,510
Marketable equity securities	8,502	9,586
Total	$437,135	$453,096

At December 31, 2012 and 2011, securities with carrying values of $307.5 million and $233.9 million, respectively, were pledged to secure repurchase agreements, public funds and trust fund deposits and as collateral for our interest rate swaps.

NOTE 8. LOANS AND LOANS HELD FOR SALE

The following table presents the composition of loans:

	December 31,
(in thousands)	2012	2011

Commercial
Commercial real estate	$1,452,133	$1,415,333
Commercial and industrial	791,396	685,753
Commercial construction	168,143	188,852
Total Commercial Loans	2,411,672	2,289,938
Consumer
Home equity	431,335	411,404
Residential mortgage	427,303	358,846
Installment and other consumer	73,875	67,131
Consumer construction	2,437	2,440
Total Consumer Loans	934,950	839,821
Total Portfolio Loans	3,346,622	3,129,759
Allowance for loan losses	(46,484)	(48,841)
Total Portfolio Loans, net	3,300,138	3,080,918
Loans held for sale	22,499	2,850
Total Loans, Net	$3,322,637	$3,083,768

The table above includes loans that were acquired from two bank acquisitions. Approximately $129.5 million of loans were acquired from the Mainline acquisition on March 9, 2012 which consisted of $57.7 million of consumer loans and $71.8 million of commercial loans. Additionally, on August 13, 2012, we acquired Gateway which added $99.1 million of loans, including $74.2 million of commercial and $24.9 million of consumer loans. Additionally, we had $19.3 million in loans held for sale that related to a participation loan that we had not received funds from the participating banks as of December 31, 2012.

We attempt to limit our exposure to credit risk by diversifying our loan portfolio and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by monitoring the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these classes. Total commercial loans represent 72 percent and 73 percent of total portfolio loans at December 31, 2012 and December 31, 2011, respectively. Within our commercial portfolio, the CRE and commercial construction portfolios combined comprise 67 percent of total commercial loans and 48 percent of total portfolio loans at December 31, 2012 and 70 percent of total commercial loans and 51 percent of total portfolio loans at December 31, 2011. Further segmentation of the CRE and commercial construction portfolios by industry and collateral type reveal no concentration in excess of nine percent of total loans. The majority of both commercial and consumer loans are made to businesses and individuals in our Western Pennsylvania market, resulting in a geographic concentration. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Only the CRE and commercial construction portfolios combined have any significant out-of-state exposure, with 19 percent of the combined portfolio and nine percent of total loans being out-of-state loans at December 31, 2012 and 19 percent of the combined portfolio and 10 percent of total loans being out-of-state loans at December 31, 2011. Management believes underwriting guidelines and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio.

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we may grant a concession for other than an insignificant period of time to the borrower that would not

NOTE 8. LOANS AND LOANS HELD FOR SALE — continued

otherwise be granted, the related loan is classified as a TDR. We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates, and principal deferment. These modifications are generally for longer term periods that would not be considered insignificant. While unusual, there may be instances of loan principal forgiveness. We may have borrowers classified as TDR wherein their debt obligation has been discharged by a chapter 7 bankruptcy without reaffirmation of debt.

We individually evaluate all substandard commercial loans that experienced a forbearance or change in terms agreement, as well as all substandard consumer and residential mortgage loans that entered into an agreement to modify their existing loan.

All TDRs are considered to be impaired loans and will be reported as impaired loans for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement. Further, all impaired loans are reported as nonaccrual loans unless the loan is a TDR that has met the requirements to be returned to accruing status. TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring. We did not return any TDRs to accruing status during 2012.

The following table summarizes the restructured loans as of the dates presented:

	December 31, 2012			December 31, 2011
(in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs

Commercial real estate	$14,220	$9,584	$23,804	$22,284	$10,871	$33,155
Commercial and industrial	8,270	939	9,209	6,180	—	6,180
Commercial construction	11,734	5,324	17,058	19,682	2,943	22,625
Home equity	4,195	341	4,536	—	—	—
Residential mortgage	3,078	2,752	5,830	1,570	4,370	5,940
Installment and other consumer	24	—	24	—	—	—
Total	$41,521	$18,940	$60,461	$49,716	$18,184	$67,900

NOTE 8. LOANS AND LOANS HELD FOR SALE — continued

The following tables present the restructured loans for the years ending December 31:

	2012
(in thousands, except number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment

Commercial real estate
Maturity date extension	3	$704	$693	$(11)
Interest rate reduction	2	1,785	1,768	(17)
Commercial and industrial
Maturity date extension	4	2,825	2,601	(224)
Commercial construction
Maturity date extension	6	2,894	1,874	(1,020)
Home Equity
Discharge of debt	161	4,530	4,530	—
Residential mortgage
Maturity date extension	1	475	439	(36)
Interest rate reduction	2	67	67	—
Discharge of debt	76	2,349	2,349	—
Installment and other consumer
Discharge of debt	5	25	25	—
Total by Concession Type
Maturity date extension	14	6,898	5,607	(1,291)
Interest rate reduction	4	1,852	1,835	(17)
Discharge of debt	242	6,904	6,904	—
Total	260	$15,654	$14,346	$(1,308)
(1)

Excludes loans that were paid off or charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

	2011
(in thousands, except number of loans)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Maturity date extension	3	$3,361	$3,817	$456
Interest rate reduction	2	682	604	(78)
Other	3	2,034	908	(1,126)
Commercial and industrial
Maturity date extension	6	6,364	6,180	(184)
Commercial construction
Maturity date extension	12	21,029	20,979	(50)
Residential mortgage
Maturity date extension	6	5,201	4,825	(376)
Interest rate reduction	2	336	308	(28)
Other	1	75	40	(35)
Total by Concession Type
Maturity date extension	27	35,955	35,801	(154)
Interest rate reduction	4	1,018	912	(106)
Other	4	2,109	948	(1,161)
Total	35	$39,082	$37,661	$(1,421)
(1)

Excludes loans that were paid off or charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

NOTE 8. LOANS AND LOANS HELD FOR SALE — continued

We had $6.9 million of new TDRs related to our consumer loan portfolio for borrowers who had their debt discharged and not reaffirmed through Chapter 7 bankruptcy. These loans are being reported as accruing TDRs as the borrowers are current on their payments and almost all have no history of delinquency.

During 2012, we modified 7 C&I loans totaling $6.6 million, one commercial construction loan totaling $1.2 million and 8 commercial real estate loan totaling $3.6 million for financially troubled borrowers that were not considered to be TDRs. Modifications primarily represented insignificant delays in the timing of payments that were not considered to be concessions or we have been adequately compensated for the concession through principal reductions or additional collateral. As of December 31, 2012 we have no commitments to lend additional funds on any TDRs.

The following table is a summary of TDRs which defaulted (defined as 90 days past due since time of modification) during years ended December 31, 2012 and 2011 that had been restructured within the last twelve months prior to December 31, 2012 and 2011, respectively:

	Defaulted TDRs
	For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate	—	$—	2	$0.9
Total	—	$—	2	$0.9

The following table is a summary of nonperforming assets for the years ended December 31:

(in thousands)	2012	2011
Nonperforming Assets
Nonaccrual loans	$36,018	$37,931
Nonaccrual TDRs	18,940	18,184
Total nonperforming loans	54,958	56,115
OREO	911	3,967
Total Nonperforming Assets	$55,869	$60,082

OREO which is included in other assets in the Consolidated Balance Sheets consists of 13 properties. It is our policy to obtain OREO appraisals on an annual basis.

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

The following table presents a summary of the aggregate amount of loans to any such persons as of December 31:

(in thousands)	2012	2011
Balance at beginning of year	$31,821	$34,373
New loans	29,465	23,751
Repayments	(25,211)	(26,303)
Balance at End of Year	$36,075	$31,821

NOTE 9. ALLOWANCE FOR LOAN LOSSES

We maintain an ALL at a level determined to be adequate to absorb estimated probable credit losses inherent in the loan portfolio as of the balance sheet date. Refer to Note 1 Summary of Significant Accounting Policies for details of our ALL policy. During the fourth quarter of 2010, we implemented various enhancements to the ALL methodology to better align the calculation with the inherent risk identified within the loan portfolio and align it with regulatory guidance. Changes included consideration of additional loan risk characteristics such as internal risk rating, collateral, and loan-to-value, enhancing the base loss calculation to consider the estimated loss emergence period of each loan segment and expanding the qualitative adjustments to consider additional factors. The enhancements made to the ALL methodology did not materially change the ALL at December 31, 2010.

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

Consumer Real Estate—Loans secured by first and second liens such as home equity loans, home equity lines of credit and 1-4 family residences, including purchase money mortgages. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the local housing market can also have a significant impact on this segment because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

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

NOTE 9. ALLOWANCE FOR LOAN LOSSES — continued

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

The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	December 31, 2012
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due Loans	Total Loans

Commercial real estate	$1,418,934	$2,230	$413	$30,556	$33,199	$1,452,133

Commercial and industrial	780,315	4,409	237	6,435	11,081	791,396

Commercial construction	150,823	10,542	—	6,778	17,320	168,143

Home equity	424,485	2,332	865	3,653	6,850	431,335

Residential mortgage	416,364	1,713	1,948	7,278	10,939	427,303

Installment and other consumer	73,334	406	95	40	541	73,875

Consumer construction	2,219	—	—	218	218	2,437
Total	$3,266,474	$21,632	$3,558	$54,958	$80,148	$3,346,622

	December 31, 2011
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due Loans	Total Loans

Commercial real estate	$1,374,580	$7,657	$1,448	$31,648	$40,753	$1,415,333

Commercial and industrial	672,899	3,583	1,701	7,570	12,854	685,753

Commercial construction	182,305	—	—	6,547	6,547	188,852

Home equity	405,578	2,199	691	2,936	5,826	411,404

Residential mortgage	349,214	1,240	1,163	7,229	9,632	358,846

Installment and other consumer	66,675	382	70	4	456	67,131

Consumer construction	2,259	—	—	181	181	2,440
Total	$3,053,510	$15,061	$5,073	$56,115	$76,249	$3,129,759

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

NOTE 9. ALLOWANCE FOR LOAN LOSSES — continued

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

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	December 31, 2012
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total

Pass	$1,265,810	87.2%	$718,070	90.7%	$118,841	70.7%	$2,102,721	87.2%
Special mention	96,156	6.6%	42,016	5.3%	30,748	18.3%	168,920	7.0%
Substandard	90,167	6.2%	31,310	4.0%	18,554	11.0%	140,031	5.8%
Total	$1,452,133	100.0%	$791,396	100.0%	$168,143	100.0%	$2,411,672	100.0%

	December 31, 2011
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total

Pass	$1,229,005	86.8%	$600,895	87.6%	$136,270	72.1%	$1,966,170	85.9%
Special mention	84,400	6.0%	33,135	4.8%	17,106	9.1%	134,641	5.9%
Substandard	101,928	7.2%	51,723	7.6%	35,476	18.8%	189,127	8.2%
Total	$1,415,333	100.0%	$685,753	100.0%	$188,852	100.0%	$2,289,938	100.0%

We monitor the delinquent status of the consumer portfolio on a monthly basis. The risk of loss is generally highest for nonperforming loans.

The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	December 31, 2012
(in thousands)	Home Equity	Residential Mortgage	Installment and other consumer	Consumer Construction	Total

Performing	$427,682	$420,025	$73,835	$2,219	$923,761
Nonperforming	3,653	7,278	40	218	11,189
Total	$431,335	$427,303	$73,875	$2,437	$934,950

	December 31, 2011
(in thousands)	Home Equity	Residential Mortgage	Installment and other consumer	Consumer Construction	Total

Performing	$408,468	$351,617	$67,127	$2,259	$829,471
Nonperforming	2,936	7,229	4	181	10,350
Total	$411,404	$358,846	$67,131	$2,440	$839,821

NOTE 9. ALLOWANCE FOR LOAN LOSSES — continued

We individually evaluate all substandard, doubtful and nonaccrual commercial loans greater than $0.5 million for impairment. Loans are considered to be impaired when based upon current information and events it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. All TDRs are considered to be impaired loans and will be reported as an impaired loan for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement. For all TDRs, regardless of size, as well as all other impaired loans, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate.

The following tables present investments in loans considered to be impaired and related information on those impaired loans at the dates and for the periods stated:

	December 31, 2012		Year ended December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$6,138	$6,864	$1,226	$5,796	$218
Commercial and industrial	1,864	2,790	1,002	1,826	—
Commercial construction	799	896	3	4,446	—
Consumer real estate	—	—	—	—	—
Other consumer	—	—	—	—	—
Total with a Related Allowance Recorded	8,801	10,550	2,231	12,068	218
Without a related allowance recorded:
Commercial real estate	33,856	45,953	—	41,138	1,112
Commercial and industrial	11,419	12,227	—	11,672	329
Commercial construction	17,713	27,486	—	22,299	571
Consumer real estate	10,827	12,025		20,533	68
Other consumer	25	25	—	6	—
Total without a Related Allowance Recorded	73,840	97,716	—	95,648	2,080
Total:
Commercial real estate	39,994	52,817	1,226	46,934	1,330
Commercial and industrial	13,283	15,017	1,002	13,498	329
Commercial construction	18,512	28,382	3	26,745	571
Consumer real estate	10,827	12,025	—	20,533	68
Other consumer	25	25	—	6	—
Total	$82,641	$108,266	$2,231	$107,716	$2,298

NOTE 9. ALLOWANCE FOR LOAN LOSSES — continued

	December 31, 2011		Year Ended December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$9,049	$9,276	$3,487	$12,045	$320
Commercial and industrial	4,207	4,207	1,116	3,497	77
Commercial construction	1,975	1,975	942	3,326	4
Consumer real estate	—	—	—	173	—
Total with a Related Allowance Recorded	15,231	15,458	5,545	19,041	401
Without a related allowance recorded:
Commercial real estate	41,058	47,874	—	34,965	1,415
Commercial and industrial	7,784	7,784	—	4,128	132
Commercial construction	24,024	24,375	—	8,856	496
Consumer real estate	5,939	6,545	—	2,617	195
Total without a Related Allowance Recorded	78,805	86,578	—	50,566	2,238
Total:
Commercial real estate	50,107	57,150	3,487	47,010	1,735
Commercial and industrial	11,991	11,991	1,116	7,625	209
Commercial construction	25,999	26,350	942	12,182	500
Consumer real estate	5,939	6,545	—	2,790	195
Total	$94,036	$102,036	$5,545	$69,607	$2,639

As of December 31, 2012, $40.0 million of CRE loans comprised 48 percent of the total impaired loans of $82.6 million. These impaired loans are collateralized primarily by commercial real estate properties such as retail or strip malls, office buildings, hotels and various other types of commercial purpose properties. These loans are generally considered collateral dependent and charge-offs are recorded when a confirmed loss exists. Approximately $13.3 million of charge-offs have been recorded relating to these CRE loans over the life of these loans. It is our policy to order appraisals on an annual basis on impaired loans or sooner if facts and circumstances warrant otherwise. As of December 31, 2012, these loans had collateral with an estimated fair value less cost to sell of approximately $55.2 million. We have current appraisals on all but four loans totaling $1.5 million of the $40.0 million impaired CRE loans. These $1.5 million of loans do not have updated appraisals due to bankruptcy proceedings that are awaiting resolution and one loan has a sales agreement in process. Appraisals outdated greater than 16 months are generally discounted an extra 10 percent in order to estimate the impact of aged appraisals, unless management is aware of other facts and circumstances that would imply a different discount should be applied. In determining this discount, management considers the market area of the collateral, the condition of the collateral, and other relevant factors that could impact the collateral value.

NOTE 9. ALLOWANCE FOR LOAN LOSSES — continued

The following tables detail activity in the ALL for the years ended December 31:

	2012
(in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of year	$29,804	$11,274	$3,703	$3,166	$894	$48,841
Charge-offs	(9,627)	(5,278)	(10,521)	(2,509)	(1,078)	(29,013)
Recoveries	1,259	1,153	891	197	341	3,841
Net (Charge-offs)/ Recoveries	(8,368)	(4,125)	(9,630)	(2,312)	(737)	(25,172)
Provision for loan losses	3,810	610	13,427	4,204	764	22,815
Balance at End of Year	$25,246	$7,759	$7,500	$5,058	$921	$46,484

	2011
(in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of year	$30,425	$9,777	$5,904	$3,962	$1,319	$51,387
Charge-offs	(8,824)	(8,971)	(1,720)	(2,617)	(1,013)	(23,145)
Recoveries	780	357	2,463	1,030	360	4,990
Net (Charge-offs)/ Recoveries	(8,044)	(8,614)	743	(1,587)	(653)	(18,155)
Provision for loan losses	7,423	10,111	(2,944)	791	228	15,609
Balance at End of Year	$29,804	$11,274	$3,703	$3,166	$894	$48,841

The following tables present the ALL and recorded investments in loans by category as of December 31:

	2012
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$1,226	$24,020	$25,246	$39,994	$1,412,139	$1,452,133
Commercial and industrial	1,002	6,757	7,759	13,283	778,113	791,396
Commercial construction	3	7,497	7,500	18,512	149,631	168,143
Consumer real estate	—	5,058	5,058	10,827	850,248	861,075
Other consumer	—	921	921	25	73,850	73,875
Total	$2,231	$44,253	$46,484	$82,641	$3,263,981	$3,346,622

NOTE 9. ALLOWANCE FOR LOAN LOSSES — continued

	2011
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$3,487	$26,317	$29,804	$50,107	$1,365,226	$1,415,333
Commercial and industrial	1,116	10,158	11,274	11,991	673,762	685,753
Commercial construction	942	2,761	3,703	25,999	162,853	188,852
Consumer real estate	—	3,166	3,166	5,939	766,751	772,690
Other consumer	—	894	894	—	67,131	67,131
Total	$5,545	$43,296	$48,841	$94,036	$3,035,723	$3,129,759

NOTE 10. PREMISES AND EQUIPMENT

The following table is a summary of premises and equipment at December 31:

(in thousands)	2012	2011

Land	$6,490	$6,316
Premises	43,434	41,608
Furniture and equipment	24,944	22,941
Leasehold improvements	5,965	4,899
	80,833	75,764
Accumulated depreciation	(42,157)	(38,009)
Total	$38,676	$37,755

Depreciation expense related to premises and equipment was $3.9 million in 2012 and $4.3 million for both 2011 and 2010.

Certain banking facilities are leased under arrangements expiring at various dates until the year 2054. We account for these leases on a straight-line basis due to escalation clauses. All leases are accounted for as operating leases, except for one capital lease. Rental expense for premises amounted to $2.4 million, $1.9 million and $1.7 million in 2012, 2011 and 2010, respectively. Included in the rental expense for premises are leases entered into with two directors, which totaled $0.2 million for 2012, 2011 and 2010.

Minimum annual rental and renewal option payments for each of the following five years and thereafter are approximately:

(in thousands)	Operating	Capital	Total

2013	$2,088	$76	$2,164
2014	2,107	76	2,183
2015	2,076	76	2,152
2016	2,006	76	2,082
2017	1,954	76	2,030
Thereafter	43,114	839	43,953
Total	$53,345	$1,219	$54,564

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table represents a roll forward of goodwill:

(in thousands)	2012	2011

Balance at beginning of year	$165,273	$165,273
Additions	10,460	—
Balance at End of Year	$175,733	$165,273

Goodwill represents the excess of the purchase price over the fair value of net assets purchased. Additional goodwill of $10.5 million was recorded during 2012, including $6.7 for our acquisition of Mainline and $3.8 million for our acquisition of Gateway. Refer to Note 2 Business Combinations for further details on these acquisitions. There were no additions to goodwill in 2011.

Goodwill is reviewed for impairment annually with an interim analysis performed when necessary. Based upon our qualitative assessment performed for our annual impairment analysis, we concluded that it is more likely that not that the fair value of the reporting units exceeds the carrying value. In general, the overall macroeconomic conditions and more specifically the economic conditions of the banking industry have been improving recently. Additionally, our overall performance has not significantly deteriorated and we did not identify any other facts and circumstances causing us to conclude that it is more likely than not that the fair value of the reporting units would be less than the carrying value.

The following table shows a summary of intangible assets:

(in thousands)	2012	2011

Gross carrying amount at beginning of year	$15,070	$15,070
Additions	1,331	—
Accumulated amortization	(11,051)	(9,342)
Balance at End of Year	$5,350	$5,728

Intangible assets as of December 31, 2012 consisted of $4.6 million for the acquisition of core deposits, $0.2 million for the acquisition of wealth management relationships and $0.6 million for the acquisition of insurance contract relationships. The additions of $1.3 million includes core deposit intangibles as a result of our acquisitions of Mainline and Gateway. We determined the amount of these identifiable intangible assets as well as those acquired before 2012, based upon independent core deposit, wealth management and insurance contract analyses. Other intangible assets are evaluated for recoverability annually and more frequently if triggering events and changes in circumstances occur. We completed this review in 2012 and 2011 and determined that other intangible assets are not impaired.

Amortization expense on finite-lived intangible assets totaled $1.7 million, $1.7 million and $1.9 million for 2012, 2011 and 2010, respectively. The following is a summary of the expected amortization expense for finite-lived intangibles assets, assuming no new additions, for each of the five years following December 31, 2012:

(in thousands)	Amount

2013	$1,590
2014	1,129
2015	883
2016	645
2017	500
Total	$4,747

NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, we use derivative instruments and hedging activities as discussed under Derivative Financial Instruments in Note 1 Summary of Significant Accounting Policies.

The following table indicates the amount representing the value of derivative assets and derivative liabilities at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(in thousands)	2012	2011	2012	2011

Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts—Commercial Loans
Fair value	$23,748	$23,764	$23,522	$23,639
Notional amount	227,532	189,868	227,532	189,868
Collateral posted	—	—	19,595	20,273
Interest Rate Lock Commitments—Mortgage Loans
Fair value	467	244	—	—
Notional amount	14,287	7,093	—	—
Forward Sale Contracts—Mortgage Loans
Fair value	—	—	48	95
Notional amount	—	—	14,100	7,729

The following table indicates the gain or loss recognized in income on derivatives for the year ended December 31:

(in thousands)	2012	2011	2010

Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$101	$(38)	$96
Interest rate lock commitments—mortgage loans	223	27	62
Forward sale contracts—mortgage loans	47	(507)	220
Total Derivative Gain (Loss)	$371	$(518)	$378

NOTE 13. MORTGAGE SERVICING RIGHTS

For the years ended December 31, 2012, 2011 and 2010, the 1-4 family mortgage loans that were sold to Federal National Mortgage Association, or FNMA, amounted to $82.9 million, $67.9 million and $109.3 million, respectively. At December 31, 2012, 2011 and 2010 our servicing portfolio totaled $329.2 million, $332.6 million and $318.2 million, respectively.

The following table indicates MSRs and the net carrying values:

(in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value

Balance at December 31, 2010	$3,292	$825	$2,467
Additions	621	342	279
Amortization	(593)	—	(593)
Balance at December 31, 2011	$3,320	$1,167	$2,153
Additions	826	(67)	893
Amortization	(940)	—	(940)
Balance at December 31, 2012	$3,206	$1,100	$2,106

NOTE 14. DEPOSITS

The following table presents the composition of deposits at December 31 and interest expense for the years ended December 31:

	2012		2011		2010
(in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense

Noninterest-bearing demand	$960,980	$—	$818,686	$—	$765,812	$—
Interest-bearing demand	316,760	60	283,611	47	295,246	54
Money market	361,233	614	278,092	691	262,683	1,166
Savings	965,571	2,356	802,942	1,267	753,813	2,127
Certificates of deposit	1,033,884	13,766	1,152,528	20,947	1,239,970	25,370
Total	$3,638,428	$16,796	$3,335,859	$22,952	$3,317,524	$28,717

The aggregate of all certificates of deposit over $100,000 amounted to $368.1 million and $357.7 million at December 31, 2012 and 2011, respectively.

The following table indicates the scheduled maturities of certificates of deposit at December 31, 2012:

(in thousands)	Amount

2013	$643,635
2014	129,963
2015	118,829
2016	53,735
2017	77,336
Thereafter	10,386
Total	$1,033,884

NOTE 15. SHORT-TERM BORROWINGS

Short-term borrowings are for terms under one year and were comprised of retail repurchase agreements , or REPOs, and FHLB advances. We define repurchase agreements with our local retail customers as retail REPOs. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. FHLB advances are for various terms secured by a blanket lien on residential mortgages and other real estate secured loans. The following table represents the composition of short-term borrowings at December 31 and interest expense for the years ended December 31:

	2012		2011		2010
(in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense

Securities sold under repurchase agreements, retail	$62,582	$82	$30,370	$53	$40,653	$64
Federal Home Loan Bank advances	75,000	123	75,000	2	—	146
Total	$137,582	$205	$105,370	$55	$40,653	$210

We had a $5.0 million line of credit with S&T Bank secured by investments of another subsidiary of S&T, which was closed in April 2012.

NOTE 15. SHORT-TERM BORROWINGS — continued

Information pertaining to REPOs are summarized in the table below:

(dollars in thousands)	2012	2011	2010

Balance at December 31	$62,582	$30,370	$40,653
Average balance during the year	47,388	41,584	46,489
Average interest rate during the year	0.17%	0.13%	0.14%
Maximum month-end balance during the year	$62,582	$42,409	$52,046
Average interest rate at December 31	0.20%	0.11%	0.07%

Information pertaining to short-term FHLB advances is summarized in the table below:

(dollars in thousands)	2012	2011	2010

Balance at December 31	$75,000	$75,000	$—
Average balance during the year	50,212	551	32,473
Average interest rate during the year	0.24%	0.32%	0.45%
Maximum month-end balance during the year	$75,000	$75,000	$141,800
Average interest rate at December 31	0.19%	0.18%	—

NOTE 16. LONG-TERM BORROWINGS

We had total borrowings as of December 31, 2012 and 2011 at the Pittsburgh FHLB of $108.9 million and $106.6 million, respectively. Total borrowings for 2012 consisted of $75 million in short-term borrowings and $33.9 million in long-term borrowings. The total borrowings of $106.6 million in 2011 consisted of $75.0 million in short-term borrowings and $31.6 million in long-term borrowings. FHLB borrowings are collateralized by a blanket lien on residential mortgages and other real estate secured loans. Total loans pledged as collateral at the FHLB were $2.0 billion at year end. We were eligible to borrow up to an additional $787.7 million based on qualifying collateral and up to $299.7 million more provided that additional collateral is pledged.

Interest expense of $1.1 million was recognized on long term borrowings for both 2012 and 2011, and $1.6 million was recognized for 2010. Scheduled annual maturities and average interest rates for all of the long-term debt, including a capital lease of $0.3 million, for each of the five years and thereafter subsequent to December 31, 2012 are as follows:

(dollars in thousands)	Balance	Average Rate

2013	$12,291	3.46%
2014	2,368	3.36%
2015	2,399	3.41%
2016	2,330	3.44%
2017	2,412	3.53%
Thereafter	12,301	2.70%
Total	$34,101	3.18%

NOTE 16. LONG-TERM BORROWINGS — continued

Junior Subordinated Debt Securities

The following table represents the composition of junior subordinated debt securities at December 31 and the interest expense for the years ended December 31:

	2012		2011		2010
(in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense

2006 Junior subordinated debt	$25,000	$523	$25,000	$1,344	$25,000	$1,695
2008 Junior subordinated debt—trust preferred securities	20,619	808	20,619	777	20,619	782
2008 Junior subordinated debt	20,000	818	20,000	786	20,000	791
2008 Junior subordinated debt	25,000	766	25,000	728	25,000	735
Total	$90,619	$2,915	$90,619	$3,635	$90,619	$4,003

The following table summarizes the key terms of our junior subordinated debt securities:

(dollars in thousands)	2006 Junior Subordinated Debt	2008 Trust Preferred Securities	2008 Junior Subordinated Debt	2008 Junior Subordinated Debt

Junior Subordinated Debt	$25,000	—	$20,000	$25,000
Trust Preferred Securities	—	$20,000	—	—
Stated Maturity Date	12/15/2036	3/15/2038	6/15/2018	5/30/2018
First optional redemption date at par	—	3/15/2013	6/15/2013	5/30/2013
Regulatory Capital	Tier 2	Tier 1	Tier 2	Tier 2
Interest Rate	3 month LIBOR plus 160 bps	3 month LIBOR plus 350 bps	3 month LIBOR plus 350 bps	3 month LIBOR plus 250 bps
Interest Rate at December 31, 2012	1.91%	3.81%	3.81%	2.81%

We completed a private placement of the trust preferred securities to a financial institution during the first quarter of 2008. As a result, we own 100 percent of the common equity of STBA Capital Trust I. The trust was formed to issue mandatorily redeemable capital securities to third-party investors. The proceeds from the sale of the securities and the issuance of the common equity by STBA Capital Trust I were invested in junior subordinated debt securities issued by us. The third party investors are considered the primary beneficiaries; therefore, the trust qualifies as a variable interest entity, or VIE, but is not consolidated into our financial statements. STBA Capital Trust I pays dividends on the securities at the same rate as the interest paid by us on the junior subordinated debt held by STBA Capital Trust I.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Commitments

The following table sets forth the commitments and letters of credit at December 31:

(in thousands)	2012	2011

Commitments to extend credit	$874,137	$816,160
Standby letters of credit	95,399	119,576
Total	$969,536	$935,736

NOTE 17. COMMITMENTS AND CONTINGENCIES — continued

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

Our allowance for unfunded commitments totaled $3.0 million at December 31, 2012 and $1.2 million at December 31, 2011. Refer to Note 1 Summary of Significant Accounting Policies, Allowance for Unfunded Commitments for the methodology used to calculate the allowance for unfunded commitments.

We have future commitments with third party vendors for data processing and communication charges. Data processing and communication charges related to these commitments resulted in expense of $10.3 million for 2012, including $2.3 million in one-time merger related expenses for our acquisitions of Gateway and Mainline, $7.4 million in 2011 and $6.8 million in 2010.

The following table sets forth the future estimated payments related to data processing and communication charges for each of the five years following December 31, 2012:

(in thousands)	Total

2013	$7,388	(1)
2014	7,032
2015	7,172
2016	6,816
2017	708
Total	$29,116
(1)	Included in this amount is $0.6 million related to the Gateway conversion in the first quarter of 2013.

The commitments in the above table show a decrease in 2014 due to the Gateway conversion expenses in February 2013. The commitments show a decrease again in 2016 and 2017 when two contracts with third party data processors expire.

Litigation

In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position.

NOTE 18. INCOME TAXES

Income tax expense (benefit) for the years ended December 31 are comprised of:

(in thousands)	2012	2011	2010

Current	$6,223	$12,174	$18,969
Deferred	1,038	2,448	(4,537)
Total	$7,261	$14,622	$14,432

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. We ordinarily generate an annual effective tax rate that is less that the statutory rate of 35 percent primarily due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt interest on bank owned life insurance and tax benefits associated with LIHTC from certain partnership investments.

NOTE 18. INCOME TAXES — continued

The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
Low income housing and federal historic tax credits	(10.5)%	(5.5)%	(3.9)%
Tax-exempt interest	(6.7)%	(4.1)%	(4.8)%
Bank owned life insurance	(1.2)%	(1.2)%	(1.3)%
Acquisition costs	0.5%	—	—
Dividend exclusion	(0.7)%	(0.6)%	(0.7)%
Other	1.1%	—	0.6%
Effective Tax Rate	17.5%	23.6%	24.9%

Income taxes applicable to security gains were $1.1 million in 2012, insignificant in 2011 and $0.1 million in 2010.

Significant components of our temporary differences were as follows at December 31:

(in thousands)	2012	2011

Deferred Tax Liabilities:
Net unrealized holding gains on securities available-for-sale	$(5,586)	$(5,208)
Prepaid pension	(4,721)	(5,007)
Deferred loan income	(969)	(736)
Purchase accounting adjustments	(935)	(3,160)
Depreciation on premises and equipment	(1,963)	(1,882)
Other	(690)	(701)
Total Deferred Tax liabilities	(14,864)	(16,694)
Deferred Tax Assets:
Allowance for loan losses	16,536	15,593
Tax credit carryforwards (expires in 20 years)	1,430	—
Other employee benefits	2,701	2,148
Low income housing partnerships	2,890	2,608
Net adjustment to funded status of pension	12,899	12,804
Impairment of securities	1,375	2,119
Delinquent interest on nonaccrual loans	1,719	1,187
State net operating loss carryforwards	1,498	1,232
Other	3,157	3,559
Gross Deferred Tax Assets	44,205	41,250
Less: Valuation allowance for Pennsylvania net operating loss carryforwards	(1,498)	(1,232)
Total Deferred Tax Assets	42,707	40,018
Net Deferred Tax Asset	$27,843	$23,324

We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the deferred tax assets. Except for Pennsylvania net operating loss, or NOL, carryforwards, we have determined that a valuation allowance is unnecessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. Periodically, the valuation

NOTE 18. INCOME TAXES — continued

allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets were reduced by a valuation allowance related to Pennsylvania income tax NOLs generated by S&T, as utilization of these losses is not likely. These NOL carryforwards total $15.0 million and will expire in the years 2020-2032.

The period change in deferred taxes on our Consolidated Balance Sheet is comprised of the following at December 31:

(in thousands)	2012	2011

Deferred tax changes reflected in other comprehensive gain/loss	$284	$(4,186)
Deferred tax changes resulting from purchase accounting adjustments	(5,843)	—
Deferred tax changes reflected in federal income tax expense (benefit)	1,038	2,448

Unrecognized Tax Benefits

A reconciliation of the change in Federal and State gross unrecognized tax benefits, or UTB, for the years ended December 31:

(in thousands)	2012	2011	2010

Balance at beginning of year	$200	$242	$286
Prior period tax positions
Increase	—	—	—
Decrease	—	—	(67)
Current period tax positions	913	(42)	23
Reductions for statute of limitations expirations	(135)	—	—
Balance at End of Year	$978	$200	$242
Amount That Would Affect the Effective Tax Rate if Recognized	$147	$197	$239

We classify interest and penalties as an element of tax expense. We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2012 no significant changes to UTB are projected, however, tax audit examinations are possible.

We recognized $0.2 million related to interest in 2012 and insignificant amounts in both 2011 and 2010 in the Consolidated Statements of Net Income. Additionally, we recognized a $0.5 million liability for an IRS proposed penalty related to our Mainline acquisition. This amount was recognized as an adjustment to purchase accounting and had no impact on our Consolidated Statement of Net Income.

As of December 31, 2012, all income tax returns filed for the tax years 2009 through 2011 remain subject to examination by the IRS. Currently, our income tax return for the 2010 tax year is under examination by the IRS. We do not expect that the results of this examination will have a material effect on our financial condition or results of operations.

NOTE 19. TAX EFFECTS ON OTHER COMPREHENSIVE INCOME

The following tables present the tax effects of the components of other comprehensive income for the years ended December 31:

(in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

2012
Change in unrealized gains/losses on securities available-for-sale	$4,097	$(1,434)	$2,663
Reclassification adjustment for net gains/losses on securities available-for-sale included in net income	(3,016)	1,055	(1,961)
Adjustment to funded status of employee benefit plans	(271)	95	(176)
Other Comprehensive Income	$810	$(284)	$526

2011
Change in unrealized gains/losses on securities available-for-sale	$6,702	$(2,346)	$4,356
Reclassification adjustment for net gains/losses on securities available-for-sale included in net income	124	(43)	81
Adjustment to funded status of employee benefit plans	(18,787)	6,576	(12,211)
Other Comprehensive Income	$(11,961)	$4,187	$(7,774)

2010
Change in unrealized gains/losses on securities available-for-sale	$695	$(243)	$452
Reclassification adjustment for net gains/losses on securities available-for-sale included in net income	(274)	96	(178)
Adjustment to funded status of employee benefit plans	(606)	212	(394)
Other Comprehensive Income	$(185)	$65	$(120)

NOTE 20. EMPLOYEE BENEFITS

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

The following table summarizes the activity in the benefit obligation and Plan assets deriving the funded status, which is recorded in other liabilities in the Consolidated Balance Sheets:

(in thousands)	2012	2011

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$93,033	$74,118
Service cost	2,788	2,371
Interest cost	4,358	4,162
Plan participants’ contributions	71	3,964
Plan amendments	—	(1,513)
Actuarial loss	6,723	15,199
Benefits paid	(4,519)	(5,268)
Projected Benefit Obligation at End of Year	$102,454	$93,033

Change in Plan Assets
Fair value of plan assets at beginning of year	$72,626	$68,774
Actual return on plan assets	9,810	156
Employer contributions	3,100	5,000
Plan participants’ contributions	71	3,964
Benefits paid	(4,519)	(5,268)
Fair Value of Plan Assets at End of Year	$81,088	$72,626
Funded Status	$(21,366)	$(20,407)

The following table sets forth the amounts recognized in accumulated other comprehensive gain/loss at December 31:

(in thousands)	2012	2011

Prior service credit	$(1,442)	$(1,579)
Net actuarial loss	36,297	36,294
Total (Before Tax Effects)	$34,855	$34,715

Below are the actuarial weighted average assumptions used in determining the benefit obligation:

	2012	2011
Discount rate	4.00%	4.75%
Rate of compensation increase	3.00%	4.00%

NOTE 20. EMPLOYEE BENEFITS — continued

The following table summarizes the components of net periodic pension cost and other changes in Plan assets and benefit obligation recognized in other comprehensive gain/loss for the years ended December 31:

(in thousands)	2012	2011	2010

Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$2,788	$2,371	$2,245
Interest cost on projected benefit obligation	4,358	4,162	4,017
Expected return on plan assets	(5,564)	(5,378)	(4,882)
Amortization of prior service credit	(137)	(7)	(7)
Recognized net actuarial loss	2,474	773	824
Net Periodic Pension Cost	$3,919	$1,921	$2,197

Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial loss (gain)	$2,477	$20,422	$1,261
Recognized net actuarial loss	(2,474)	(773)	(824)
Prior service credit	(0)	(1,513)	—
Recognized prior service credit	137	7	7
Total (Before Tax Effects)	$140	$18,143	$444
Total Recognized in Net Benefit Cost and Other Comprehensive Gain/Loss (Before Tax Effects)	$4,059	$20,064	$2,641

The following table summarizes the actuarial weighted average assumptions used in determining net periodic pension cost:

	2012	2011	2010
Discount rate	4.75%	5.75%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected return on assets	8.00%	8.00%	8.00%

The net actuarial loss included in accumulated other comprehensive gain/loss expected to be recognized in net periodic pension cost during the year ended December 31, 2013 is $2.4 million. The prior service cost expected to be recognized during the same period is not significant.

The accumulated benefit obligation for the Plan was $93.5 million at December 31, 2012 and $82.0 million at December 31, 2011.

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

At this time, the Bank is not required to make a cash contribution to the Plan in 2013; however, the Bank contributed $3.1 million to the Plan in December 2012.

NOTE 20. EMPLOYEE BENEFITS — continued

The following table provides information regarding estimated future benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter:

(in thousands)	Amount

2013	$5,813
2014	5,547
2015	6,601
2016	6,225
2017	6,056
2018—2022	36,212

We also have supplemental executive retirement plans, or SERPs, for certain key employees. The SERPs are unfunded. The projected benefit obligations related to the SERPs were $3.5 million and $3.1 million at December 31, 2012 and 2011, respectively. These amounts also represent the net amount recognized in the statement of financial position for the SERPs. Net periodic benefit costs for the SERPs were $0.5 million, $0.3 million, and $0.3 million for each of the years ended December 31, 2012, 2011 and 2010, respectively. Additionally, $2.0 million and $1.9 million before tax were reflected in accumulated other comprehensive gain/loss at December 31, 2012 and 2011, respectively, in relation to the SERPs. The actuarial assumptions used for the SERPs are the same as those used for the Plan.

We maintain a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. We make matching contributions to the Thrift Plan up to 3.5 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $1.3 million in 2012 and $1.1 million in both 2011 and 2010.

Fair Value Measurements

The following tables present our Plan assets measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2012 and 2011. There were no transfers between Level 1 and Level 2 for items of a recurring basis during the periods presented. The increase of $0.1 million in Level 3 plan assets since December 31, 2011 is due to an increase in unrealized gains in the investments. There were no purchases, transfers or sales of Level 3 plan assets.

	December 31, 2012
	Fair Value Asset Classes(1)
(in thousands)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents(2)	$—	$8,585	$—	$8,585
Fixed Income(3)	22,211	—	1,432	23,643
Equities:
Equity index mutual funds—domestic(4)	1,934	—	—	1,934
Equity index mutual funds—international(5)	4,218	—	—	4,218
Domestic Individual Equities(6)	39,631	—	—	39,631
International Individual Equities(7)	1,802	—	—	1,802
Equity—Partnerships(8)	—	—	1,275	1,275
Total Assets at Fair Value	$69,796	$8,585	$2,707	$81,088
(1)	Refer to Note 1 Summary of Significant Accounting Policies, Fair Value Measurements for a description of levels within the fair value hierarchy.
(2)	This asset class includes FDIC insured money market instruments.

NOTE 20. EMPLOYEE BENEFITS — continued

(3)

This asset class includes a variety of fixed income mutual funds and a partnership which primarily invests in investment grade rated securities. Investment managers have discretion to invest in fixed income related securities including futures, options and other derivatives. Investments may be made in currencies other than the U.S. dollar.

(4)	The sole investment within this asset class is S&P 600 index iShares.
(5)	The sole investment within this asset class is MSCI EAFE Index iShares.
(6)	This asset class includes individual domestic equities invested in an active all-cap strategy. It may also include convertible bonds.
(7)	This asset class includes American Depository Receipts, or ADR.
(8)	This asset class includes a Partnership priced by the investment manager which invests in equities and T-Bills.

	December 31, 2011
	Fair Value Asset Classes(1)
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(2)	$—	$7,440	$—	$7,440
Fixed Income(3)	21,539	—	1,333	22,872
Equities:
Equity index mutual funds—domestic(4)	1,580	—	—	1,580
Equity index mutual funds—international(5)	3,437	—	—	3,437
Domestic Individual Equities(6)	34,600	—	—	34,600
International Individual Equities(7)	1,437	—	—	1,437
Equity—Partnerships(8)	—	—	1,260	1,260
Total Assets at Fair Value	$62,593	$7,440	$2,593	$72,626
(1)	Refer to Note 1 Summary of Significant Accounting Policies, Fair Value Measurements for a description of levels within the fair value hierarchy.
(2)	This asset class includes FDIC insured money market instruments.
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

NOTE 21. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN

We adopted an Incentive Stock Plan in 1992 that provided for granting incentive stock options, nonstatutory stock options, restricted stock and appreciation rights. On October 17, 1994, the 1992 Stock Plan was amended to include outside directors. The 1992 Stock Plan had a maximum of 3,200,000 shares of our common stock and expired ten years from the date of board approval. At December 31, 2002, 3,180,822 nonstatutory stock options and restricted stock had been granted under the 1992 Stock Plan. No further awards will be made under the 1992 Stock Plan. All grants under the 1992 Stock Plan have expired at December 31, 2012.

We adopted an Incentive Stock Plan in 2003 that provides for granting incentive stock options, nonstatutory stock options, restricted stock and appreciation rights. The 2003 Stock Plan has a maximum of 1,500,000 shares of our common stock and expires ten years from the date of board approval. The 2003 Stock Plan is similar to the 1992 Stock Plan, which the 2003 Stock Plan replaced.

Stock Options

As of December 31, 2012, 675,500 nonstatutory stock options are outstanding under the 2003 Stock Plan. Nonstatutory stock options granted in 2006 and 2005 are fully vested and have a ten-year life. These stock options were fully expensed in 2010.

NOTE 21. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN — continued

The fair value of option awards under the nonstatutory stock option plan were estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain assumptions. We use the simplified method in developing the estimated life of the option, whereby the expected life is presumed to be the mid point between the vesting date and the end of the contractual term. There have been no nonstatutory stock options granted since 2006.

The following table summarizes activity for nonstatutory stock options for the years ending December 31:

	2012			2011			2010
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of year	757,050	$34.33		930,700	$32.80		1,100,550	$31.85
Granted	—	—		—	—		—	—
Exercised	—	—		—	—		(82,100)	19.81
Forfeited	(81,550)	27.29		(173,650)	26.11		(87,750)	33.04
Outstanding at End of Year	675,500	$35.18	2.0 years	757,050	$34.33	2.8 years	930,700	$32.80	3.3 years
Exercisable at End of Year	675,500	$35.18	2.0 years	757,050	$34.33	2.8 years	930,700	$32.80	3.3 years

The aggregate intrinsic value of options outstanding and exercisable was zero as of December 31, 2012, 2011 and 2010. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the fourth quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.

The following table provides information about non-vested options for the years ended December 31:

	Non-Vested Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	51,625	$9.48
Granted	—	—
Vested	30,625	9.48
Forfeited	21,000	9.48
Non-vested at December 31, 2010	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2011	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2012	—	$—

NOTE 21. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN — continued

The following table presents information about stock options exercised for the years ended December 31:

(in thousands, except share data)	2012	2011	2010

Number of options exercised	—	—	82,100
Total intrinsic value of options exercised	$—	$—	$131
Cash received from options exercised	—	—	1,758
Tax deduction realized from options exercised	$—	$—	$46

Restricted Stock

We periodically issue restricted stock to employees and directors, pursuant to the 2003 Stock Plan. As of December 31, 2012, 237,484 restricted shares have been granted under this plan.

During 2012, 2011 and 2010, we granted 19,362, 19,890 and 14,208 restricted shares of common stock, respectively, to outside directors. The grants are part of the compensation arrangement approved by the Compensation and Benefits Committee whereby the directors receive compensation in both the form of cash and restricted shares of common stock. These shares fully vest one year after the date of grant.

Also during 2012, 2011 and 2010, we granted 48,008, 60,157 and 4,688 restricted shares of common stock, respectively, to senior management. The awards to senior management were granted in accordance with performance levels set by the Compensation and Benefits Committee. The first grant or 9,897 restricted shares, vests fully on the second anniversary of the grant dates. The second grant or 38,111 restricted shares was granted under our Long Term Incentive Plan (2012 LTIP) and consists of both time and performance-based awards. Vesting for the time-based awards is 50 percent after two years and the remaining 50 percent at the end of the third year. The performance-based awards vest at the end of the three year period. During 2011 the restricted shares granted occurred on three occasions and have different vesting periods. The first grant, or 16,497 restricted shares, vests fully on the second anniversary of the grant date. The second grant, or 11,104 restricted shares, vested fully on January 1, 2012. The third grant, or 32,556 restricted shares, was granted under our Long Term Incentive Plan (2011 LTIP) and vests in the same manner as explained above. Of the 4,688 restricted shares granted in 2010, 1,881 shares fully vested one year after the date of grant. The remaining 2,807 shares granted vest 50 percent on each of the one and two year anniversaries from the date of grant.

During the vesting period, the recipient receives dividends and has the right to vote the unvested shares granted. If the recipient leaves S&T before the end of the vesting period, shares will be forfeited except in the case of retirement, disability or death where accelerated vesting provisions are defined within the plan agreement.

Compensation expense for time-based restricted stock is recognized ratably over the period of service, generally the entire vesting period, based on fair value on the date of grant. For grants made to directors, the fair value is determined by the closing price of the stock on the date of grant. The average of the high and low prices of the stock on the grant date is used for senior management. Compensation expense for performance-based restricted stock is recognized ratably over the remaining vesting period once the likelihood of meeting the performance measure is probable. During 2012, 2011 and 2010, we recognized compensation expense of $0.9 million, $1.1 million and $0.5 million and realized a tax benefit of $0.3 million, $0.4 million and $0.3 million, respectively.

NOTE 21. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN — continued

The following table provides information about restricted stock for the years ended December 31:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	41,342	$24.75
Granted	18,896	21.44
Vested	25,006	21.86
Forfeited	3,562	29.15
Non-vested at December 31, 2010	31,670	$24.56
Granted	80,047	21.39
Vested	23,915	23.69
Forfeited	1,652	23.64
Non-vested at December 31, 2011	86,150	$21.88
Granted	67,370	21.53
Vested	37,118	19.75
Forfeited	1,383	19.54
Non-vested at December 31, 2012	115,019	$22.39

As of December 31, 2012, there was $1.3 million of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of one year.

Dividend Reinvestment Plan

We also sponsor a Dividend Reinvestment and Stock Purchase Plan, or Dividend Plan, where shareholders may purchase shares of S&T common stock at the average fair value with reinvested dividends and voluntary cash contributions. The plan administrator and transfer agent, may purchase shares directly from us from shares held in treasury or purchase shares in the open market to fulfill the Dividend Plan’s needs.

NOTE 22. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

The following condensed financial statements summarize the financial position of S&T Bancorp, Inc. as of December 31, 2012 and 2011 and the results of its operations and cash flows for each of the three years ended December 31, 2012, 2011 and 2010.

BALANCE SHEETS

	December 31,
(in thousands)	2012	2011

ASSETS
Cash	$12,202	$13,684
Investments in:
Bank subsidiary	523,664	474,661
Nonbank subsidiaries	19,934	20,008
Other assets	3,129	2,937
Total Assets	$558,929	$511,290
LIABILITIES
Long-term debt	$20,619	$20,619
Other liabilities	888	145
Total Liabilities	21,507	20,764
Total Shareholders’ Equity	537,422	490,526
Total Liabilities and Shareholders’ Equity	$558,929	$511,290

STATEMENTS OF NET INCOME

	Years ended December 31,
(in thousands)	2012	2011	2010

Dividends from subsidiaries	$35,603	$23,029	$22,634
Investment income	17	121	86
Interest expense on long-term debt	808	777	782
Other expenses	1,800	1,091	1,648
Income before Equity in Undistributed Net Income of Subsidiaries	33,012	21,282	20,290
Equity in undistributed net income (distribution in excess of net income) of:
Bank subsidiary	1,371	25,590	23,158
Nonbank subsidiaries	(183)	392	32
Net Income	$34,200	$47,264	$43,480

NOTE 22. PARENT COMPANY CONDENSED FINANCIAL INFORMATION — continued

STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2012	2011	2010
OPERATING ACTIVITIES
Net Income	$34,200	$47,264	$43,480
Equity in (undistributed net income) distribution in excess of net income of subsidiaries	(1,188)	(25,982)	(23,190)
Tax expense (benefit) from stock-based compensation	30	66	(46)
Other	1,023	10,145	470
Net Cash Provided by Operating Activities	34,065	31,493	20,714

INVESTING ACTIVITIES
Net investments in subsidiaries	(5,035)	—	—
Acquisitions	(14,123)	—	—
Net Cash Used In Investing Activities	(19,158)	—	—

FINANCING ACTIVITIES
Redemption of preferred stock	—	(108,676)	—
Sale of treasury shares, net	998	1,946	3,692
Preferred stock dividends	—	(5,072)	(5,434)
Cash dividends paid to common shareholders	(17,357)	(16,830)	(16,683)
Tax (expense) benefit from stock-based compensation	(30)	(66)	46
Net Cash Used in Financing Activities	(16,389)	(128,698)	(18,379)
Net (decrease) increase in cash	(1,482)	(97,205)	2,335
Cash at beginning of year	13,684	110,889	108,554
Cash at End of Year	$12,202	$13,684	$110,889

NOTE 23. REGULATORY MATTERS

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

The most recent notifications from the Federal Reserve and the FDIC categorized S&T and S&T Bank as well capitalized under the regulatory framework for corrective action. There have been no conditions or events that we believe have changed S&T or S&T Bank’s status during 2012 and 2011.

Tier 1 capital consists principally of shareholders’ equity, including preferred stock; excluding items recorded in accumulated other comprehensive gain/loss, less goodwill and other intangibles. For regulatory purposes, trust preferred securities totaling $20.0 million, issued by an unconsolidated trust subsidiary of S&T underlying such junior subordinated debt, are included in Tier 1 capital for S&T. Total capital consists of Tier 1 capital plus junior subordinated debt and the ALL subject to limitation. We currently have $70.0 million in junior subordinated debt which is included in Tier 2 capital for S&T in accordance with current regulatory reporting requirements.

NOTE 23. REGULATORY MATTERS — continued

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2012 and 2011, we met all capital adequacy requirements to which we are subject.

The following table summarizes risk-based capital amounts and ratios for S&T and S&T Bank.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands, except for ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012
Total Capital (to Risk-Weighted Assets)
S&T	$504,041	15.39%	$262,029	8.00%	$327,536	10.00%
S&T Bank	452,906	14.35%	252,489	8.00%	315,611	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	392,506	11.98%	131,015	4.00%	196,522	6.00%
S&T Bank	343,331	10.88%	126,244	4.00%	189,366	6.00%
Leverage Ratio(1)
S&T	392,506	9.31%	168,563	4.00%	210,704	5.00%
S&T Bank	343,331	8.45%	162,611	4.00%	203,264	5.00%
As of December 31, 2011
Total Capital (to Risk-Weighted Assets)
S&T	$465,702	15.20%	$245,154	8.00%	$306,443	10.00%
S&T Bank	429,837	14.11%	243,699	8.00%	304,623	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	356,484	11.63%	122,577	4.00%	183,866	6.00%
S&T Bank	321,352	10.55%	121,849	4.00%	182,774	6.00%
Leverage Ratio(1)
S&T	356,484	9.17%	155,526	4.00%	194,408	5.00%
S&T Bank	321,352	8.30%	154,789	4.00%	193,486	5.00%
(1)	Minimum requirement is 3.00 percent for the most highly-rated financial institutions.

NOTE 24. CAPITAL PURCHASE PROGRAM

On December 7, 2011 we redeemed all of the $108.7 million, or 108,676 shares, of Series A Preferred Stock issued on January 16, 2009 in conjunction with our participation in the CPP. Upon redemption, a one-time non-cash reduction to net income available to common shareholders of $1.8 million, or $0.06 per common share, was recorded for the remaining unamortized discount of the preferred stock. Refer to Note 23 Regulatory Matters for additional disclosures regarding capital requirements.

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

NOTE 24. CAPITAL PURCHASE PROGRAM — continued

The assumptions used to calculate the fair value of the warrant are summarized below:

Assumption	Value
Contractual term	10 years
Exercise price	$31.53
Estimated fair value of company stock	$29.14
Expected life	10 years
Risk-free rate over expected life of the warrant	2.36%
Expected volatility	28.40%
Expected dividend yield	3.85%

We utilized the average of daily and monthly historical volatility for purposes of this valuation. In addition, the U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. We did not repurchase the warrant at the time of the Series A Preferred Stock redemption and it will remain outstanding until January 2019 or until we repurchase it from the U.S. Treasury or it is exercised by the owner.

NOTE 25. SEGMENTS

We operate three reportable operating segments including Community Banking, Wealth Management and Insurance.

•	Our Community Banking segment offers services which include accepting time and demand deposits, originating commercial and consumer loans and providing letters of credit and credit card services.
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

The following represents total assets by reportable operating segment as of December 31:

(in thousands)	2012	2011
Community Banking	$4,516,194	$4,110,462
Insurance	9,302	8,192
Wealth Management	1,206	1,340
Total Assets	$4,526,702	$4,119,994

NOTE 25. SEGMENTS — continued

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

	For the Year Ended December 31, 2012
(in thousands)	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated

Interest income	$155,865	$454	$1	$(69)	$156,251
Interest expense	22,135	—	—	(1,111)	21,024
Net interest income (expense)	133,730	454	1	1,042	135,227
Provision for loan losses	22,815	—	—	—	22,815
Noninterest income	36,422	9,788	5,262	440	51,912
Noninterest expense	97,687	9,448	5,415	4,692	117,242
Depreciation expense	3,833	31	48	—	3,912
Intangible amortization	1,600	57	52	—	1,709
Income tax expense (benefit)	10,207	352	(88)	(3,210)	7,261
Net Income (Loss)	$34,010	$354	$(164)	$—	$34,200

	For the Year Ended December 31, 2011
(in thousands)	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated
Interest income	$164,738	$307	$1	$33	$165,079
Interest expense	27,692	—	291	(250)	27,733
Net interest income (expense)	137,046	307	(290)	283	137,346
Provision for loan losses	15,609	—	—	—	15,609
Noninterest income	30,195	8,328	5,236	298	44,057
Noninterest expense	81,180	7,302	5,199	4,236	97,917
Depreciation expense	4,165	32	57	—	4,254
Intangible amortization	1,619	66	52	—	1,737
Income tax expense (benefit)	17,911	493	(127)	(3,655)	14,622
Net Income (Loss)	$46,757	$742	$(235)	$—	$47,264

	For the Year Ended December 31, 2010
(in thousands)	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated
Interest income	$180,319	$471	$2	$(373)	$180,419
Interest expense	34,692	—	293	(412)	34,573
Net interest income (expense)	145,627	471	(291)	39	145,846
Provision for loan losses	29,511	—	—	—	29,511
Noninterest income	32,959	7,950	4,968	1,333	47,210
Noninterest expense	82,872	7,525	4,850	4,181	99,428
Depreciation expense	4,163	34	62	—	4,259
Intangible amortization	1,815	75	56	—	1,946
Income tax (benefit) expense	17,019	324	(102)	(2,809)	14,432
Net Income (Loss)	$43,206	$463	$(189)	$—	$43,480

NOTE 26. OTHER NONINTEREST EXPENSE

Other noninterest expenses are presented in the table below:

	Years ended December 31,
(in thousands)	2012	2011	2010

Other noninterest expenses:
Joint venture amortization	$4,199	$3,302	$2,573
Other real estate owned	2,166	1,518	1,921
Unfunded loan commitments	1,811	(1,474)	(1,555)
Amortization of intangibles	1,709	1,737	1,943
Loan collection fees	430	624	1,770
Other	14,718	12,979	13,597
Total Other Noninterest Expenses	$25,033	$18,686	$20,249

NOTE 27. SELECTED FINANCIAL DATA

The following table presents selected financial data for the most recent eight quarters:

(unaudited)

	2012				2011
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

SUMMARY OF OPERATIONS
Interest income	$38,920	$38,820	$39,370	$39,140	$40,259	$40,845	$41,783	$42,192
Interest expense	4,629	5,025	5,551	5,819	6,192	6,976	7,245	7,320
Provision for loan losses	4,215	2,305	7,023	9,272	2,337	1,535	1,097	10,640
Net interest income after provision for loan losses	30,076	31,490	26,796	24,049	31,730	32,334	33,441	24,232
Security gains (losses), net	—	2,170	6	840	—	(81)	(56)	13
Noninterest income	11,565	12,576	12,525	12,229	11,574	10,424	11,170	11,013
Noninterest expense	29,717	31,018	29,344	32,783	26,672	24,193	25,594	27,449
Income before taxes	11,924	15,218	9,983	4,335	16,632	18,484	18,961	7,809
Provision for income taxes	2,400	2,623	1,383	855	4,376	4,681	4,051	1,514
Net income	9,524	12,595	8,600	3,480	12,256	13,803	14,910	6,295
Preferred stock dividends and discount amortization	—	—	—	—	2,939	1,559	1,558	1,555
Net Income Available to Common Shareholders	$9,524	$12,595	$8,600	$3,480	$9,317	$12,244	$13,352	$4,740
Per Share Data
Common earnings per share — diluted	$0.32	$0.43	$0.30	$0.12	$0.33	$0.44	$0.48	$0.17
Dividends declared per common share	0.15	0.15	0.15	0.15	0.15	0.15	0.15	0.15
Common book value	18.08	17.97	17.65	17.47	17.44	17.68	17.31	16.90

On December 7, 2011 we redeemed all of the $108.7 million, or 108,676 shares, of Series A Preferred Stock issued on January 16, 2009 in conjunction with our participation in the CPP. Upon redemption, a one-time non-cash reduction to net income available to common shareholders of $1.8 million, or $0.06 per common share, was recorded for the remaining unamortized discount of the preferred stock.

NOTE 28. SUBSEQUENT EVENT

In the first quarter of 2013, we entered into a long-term agreement with a merchant processing company. We received an upfront fee and will receive future revenue based upon a revenue sharing agreement. As a result of this agreement, we will be terminating our current merchant processing agreement and expect to incur an early termination fee. We are working with our existing merchant processor to determine the amount of the fee. We are currently evaluating the transaction and the impact on our first quarter of 2013 financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

S&T Bancorp, Inc. and subsidiaries:

We have audited S&T Bancorp, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of net income, comprehensive income and changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

S&T Bancorp, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of net income, comprehensive income and changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S&T Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

February 22, 2013

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively) management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of December 31, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.

Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed S&T’s system of internal control over financial reporting as of December 31, 2012, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2012, S&T’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control—Integrated Framework.”

KPMG LLP, independent registered public accounting firm, has issued a report on the effectiveness of S&T’s internal control over financial reporting as of December 31, 2012, which is included herein.

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

Item 9B.  OTHER INFORMATION

Not applicable

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated herein from the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance”, “Election of Directors”, “Executive Officers of the Registrant” and “Corporate Governance and Board and Committee Meetings” in our proxy statement relating to our May 20, 2013 annual meeting of shareholders.

Item 11.  EXECUTIVE COMPENSATION

This information required by Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis;” “Executive Compensation;” “Director Compensation;” “Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” in our proxy statement relating to our May 20, 2013 annual meeting of shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 of Form 10-K is incorporated from the sections entitled “Principal Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement relating to our May 20, 2013 annual meeting of shareholders.

EQUITY COMPENSATION PLAN INFORMATION UPDATE

The following table provides information as of December 31, 2012 related to the equity compensation plans in effect at that time.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders(1)	675,500	$35.43	325,016
Equity compensation plans not approved by shareholders	—	—	—
Total	675,500	$35.43	325,016
(1)	Awards granted under the 2003 Incentive Stock Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Director Independence” in our proxy statement relating to our May 20, 2013 annual meeting of shareholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein from the section entitled “Independent Registered Public Accounting Firm” in our proxy statement relating to our May 20, 2013 annual meeting of shareholders.

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

(b) Exhibits
2.1	Agreement and Plan of Merger, dated as of September 14, 2011, between S&T Bancorp, Inc. and Mainline Bancorp, Inc. Filed as Exhibit 2.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on September 16, 2011 and incorporated herein by reference.

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of January 27, 2012, between S&T Bancorp, Inc. and Mainline Bancorp, Inc., dated September 14, 2012. Filed as Exhibit A to Form S-4 Registration Statement (No. 333-178424) dated January 30, 2012 and incorporated herein by reference.

2.3	Agreement and Plan of Merger, dated March 29, 2012, between S&T Bancorp, Inc. and Gateway Bank of Pennsylvania filed as Exhibit 2.1 to the S&T Bancorp, Inc. Current report on Form 8-K filed on April 3, 2012 and incorporated herein by reference.

3.1	Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit B to Registration Statement (No. 2-83565) on Form S-4 of S&T Bancorp, Inc., dated May 5, 1983, and incorporated herein by reference.

3.2	Amendment to Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit 3.2 to Form S-4 Registration Statement (No. 33-02600) dated January 15, 1986, and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective May 8, 1989, incorporated herein by reference. Filed as exhibit 3.3 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective July 21, 1995. Filed as exhibit 3.4 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated here by reference.

3.5	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective June 18, 1998. Filed as exhibit 3.5 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated herein by reference.

3.6	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective April 21, 2008. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q filed on August 7, 2008 and incorporated herein by reference.

3.7	Certificate of Designations for the Series A Preferred Stock. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 15, 2009 and incorporated herein by reference.

3.8	By-laws of S&T Bancorp, Inc., as amended, April 21, 2008. Filed as Exhibit 3.2 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q filed on August 7, 2008 and incorporated herein by reference.

10.1	S&T Bancorp, Inc. Amended and Restated 1992 Incentive Stock Plan. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-48549) dated March 24, 1998 and incorporated herein by reference.*

10.2	S&T Bancorp, Inc. 2003 Incentive Stock Plan. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-111557) dated December 24, 2003 and incorporated herein by reference.*

(b) Exhibits

10.3	S&T Bancorp, Inc. Thrift Plan for Employees of S&T Bank, as amended and restated. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-156541) dated December 31, 2008 and incorporated herein by reference.*

10.4	Dividend Reinvestment and Stock Purchase Plan of S&T Bancorp, Inc. Filed as Exhibit 4.2 to Form S-3 Registration Statement (No. 333-156555) dated January 2, 2009 and incorporated herein by reference. Filed as Exhibit 4.2 to S&T Bancorp, Inc. on Form S-8 filed on January 2, 2009 and incorporated herein by reference.*

10.5	Severance Agreement, by and between Todd D. Brice and S&T Bancorp, Inc., dated December 31, 2008. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 2, 2009 and incorporated herein by reference.*

10.6	Severance Agreement, by and between Edward C. Hauck and S&T Bancorp, Inc., dated December 31, 2008. Filed as Exhibit 10.3 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 2, 2009 and incorporated herein by reference.*

10.7	Severance Agreement, by and between David G. Antolik and S&T Bancorp, Inc. dated December 31, 2008. Filed as Exhibit 10.4 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 2, 2009 and incorporated herein by reference.*

10.8	Severance Agreement, by and between Gregor T. Young IV and S&T Bancorp, Inc. dated December 31, 2008. Filed as Exhibit 10.5 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 2, 2009 and incorporated herein by reference.*

10.9	Severance Agreement, by and between Mark Kochvar and S&T Bancorp, Inc. dated as of January 1, 2009. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 26, 2010 and incorporated herein by reference.*

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

24.2	Power of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Principal Financial Officer.

101**	The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 is formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders’ Equity and (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Management Contract or Compensatory Plan or Arrangement
**	This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or of Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
02/22/13
Todd D. Brice President and Chief Executive Officer (Principal Executive Officer)	Date

02/22/13
Mark Kochvar Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Todd D. Brice	President and Chief Executive Officer (Principal Executive Officer)	02/22/13

Mark Kochvar	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	02/22/13

/s/ Melanie Lazzari Melanie Lazzari	Senior Vice President, Controller	02/22/13

* John N. Brenzia	Director	02/22/13

John J. Delaney	Director	02/22/13

Michael J. Donnelly	Director	02/22/13

* William J. Gatti	Director	02/22/13

SIGNATURE	TITLE	DATE

* Jeffrey D. Grube	Director	02/22/13

Frank W. Jones	Director	02/22/13

/s/ Joseph A. Kirk Joseph A. Kirk	Director	02/22/13

David L. Krieger	Director	02/22/13

* James C. Miller	Chairman of the Board and Director	02/22/13

Fred J. Morelli, Jr.	Director	02/22/13

* Frank J. Palermo, Jr.	Director	02/22/13

* Alan Papernick	Director	02/22/13

* Charles A. Spadafora	Director	02/22/13

* Christine J. Toretti	Director	02/22/13

Charles G. Urtin	Director	02/22/13

*By: /s/ Joseph A. Kirk Joseph A. Kirk Attorney-in-fact	Director	02/22/13