Form 10-Q
period 2013-03-31
S&T BANCORP INC
filed 2013-05-01
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Common Stock, $2.50 Par Value - 29,720,105 shares as of April 22, 2013

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
(in thousands, except share and per share data)	(Unaudited)	(Audited)

ASSETS
Cash and due from banks, including interest-bearing deposits of $215,438 and $257,116 at March 31, 2013 and December 31, 2012, respectively	$261,124	$337,711
Securities available-for-sale, at fair value	469,418	452,266
Loans held for sale	2,580	22,499
Portfolio loans, net	3,381,982	3,346,622
Allowance for loan losses	(45,936)	(46,484)

Portfolio loans, net	3,336,046	3,300,138

Bank owned life insurance	59,081	58,619
Premises and equipment, net	37,975	38,676
Federal Home Loan Bank and other restricted stock, at cost	13,185	15,315
Goodwill	175,820	175,733
Other intangibles, net	4,919	5,350
Other assets	119,715	120,395

Total Assets	$4,479,863	$4,526,702

LIABILITIES
Deposits:
Noninterest-bearing demand	$951,050	$960,980
Interest-bearing demand	304,667	316,760
Money market	326,489	361,233
Savings	993,472	965,571
Certificates of deposit	1,062,886	1,033,884

Total Deposits	3,638,564	3,638,428

Securities sold under repurchase agreements	64,358	62,582
Short-term borrowings	50,000	75,000
Long-term borrowings	23,535	34,101
Junior subordinated debt securities	90,619	90,619
Other liabilities	68,173	88,550

Total Liabilities	3,935,249	3,989,280

SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—31,197,365 shares at March 31, 2013 and December 31, 2012 Outstanding—29,724,721 shares at March 31, 2013 and 29,732,209 shares at December 31, 2012	77,993	77,993
Additional paid-in capital	77,541	77,458
Retained earnings	444,115	436,039
Accumulated other comprehensive loss	(14,343)	(13,582)
Treasury stock (1,472,644 shares at March 31, 2013 and 1,465,156 shares at December 31, 2012, at cost)	(40,692)	(40,486)

Total Shareholders’ Equity	544,614	537,422

Total Liabilities and Shareholders’ Equity	$4,479,863	$4,526,702

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012

INTEREST INCOME
Loans, including fees	$35,045	$36,337
Investment securities:
Taxable	1,863	1,944
Tax-exempt	833	753
Dividends	102	106

Total Interest Income	37,843	39,140

INTEREST EXPENSE
Deposits	3,202	4,751
Borrowings and junior subordinated debt securities	972	1,068

Total Interest Expense	4,174	5,819

NET INTEREST INCOME	33,669	33,321
Provision for loan losses	2,307	9,272

Net interest income after provision for loan losses	31,362	24,049

NONINTEREST INCOME
Securities gains, net	2	840
Gain on sale of merchant card servicing business	3,093	—
Wealth management fees	2,576	2,419
Debit and credit card fees	2,451	2,667
Service charges on deposit accounts	2,448	2,408
Insurance fees	1,775	1,691
Mortgage banking	482	671
Other	1,979	2,373

Total Noninterest Income	14,806	13,069

NONINTEREST EXPENSE
Salaries and employee benefits	16,067	16,472
Data processing	2,664	3,240
Net occupancy	2,169	1,784
Furniture and equipment	1,308	1,238
Other taxes	999	774
Professional services and legal	974	1,900
FDIC assessment	776	608
Marketing	689	742
Other	5,970	6,025

Total Noninterest Expense	31,616	32,783

Income Before Taxes	14,552	4,335
Provision for income taxes	2,222	855

Net Income Available to Common Shareholders	$12,330	$3,480

Earnings per common share—basic	$0. 41	$0.12
Earnings per common share—diluted	0. 41	0.12
Dividends declared per common share	0. 15	0.15

Comprehensive Income	$11,569	$3,502

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at January 1, 2012	$74,285	$52,637	$421,468	$(14,108)	$(43,756)	$490,526
Net income for three months ended March 31, 2012			3,480			3,480
Other comprehensive income (loss), net of tax				22		22
Cash dividends declared ($0.15 per share)			(4,220)			(4,220)
Common stock issued in acquisition (673,275 shares)	1,683	12,430				14,113
Treasury stock issued for restricted awards (70,999 shares, net of 2,480 forfeitures)			(1,465)		1,913	448
Recognition of restricted stock compensation expense		74				74
Tax expense from stock-based compensation		(25)				(25)

Balance at March 31, 2012	$75,968	$65,116	$419,263	$(14,086)	$(41,843)	$504,418

Balance at January 1, 2013	$77,993	$77,458	$436,039	$(13,582)	$(40,486)	$537,422
Net income for three months ended March 31, 2013			12,330			12,330
Other comprehensive (loss) income, net of tax				(761)		(761)
Cash dividends declared ($0.15 per share)			(4,460)			(4,460)
Treasury stock issued for restricted awards (3,989 shares, net of 11,477 forfeitures)			206		(206)	—
Recognition of restricted stock compensation expense		118				118
Tax expense from stock-based compensation		(35)				(35)

Balance at March 31, 2013	$77,993	$77,541	$444,115	$(14,343)	$(40,692)	$544,614

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012

OPERATING ACTIVITIES
Net income	$12,330	$3,480
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,307	9,272
Provision for unfunded loan commitments	753	252
Depreciation and amortization	1,590	1,507
Net amortization of discounts and premiums	861	457
Stock-based compensation expense	117	108
Securities gains, net	(2)	(840)
Net gain on sale of merchant card servicing business	(3,093)	—
Tax expense from stock-based compensation	35	25
Mortgage loans originated for sale	(17,742)	(19,019)
Proceeds from the sale of loans	37,661	18,468
Gain on the sale of loans, net	(329)	(263)
Net (increase) decrease in interest receivable	(776)	637
Net decrease in interest payable	(1,094)	(65)
Net decrease in other assets	1,865	3,054
Net decrease in other liabilities	(20,029)	(852)

Net Cash Provided by Operating Activities	14,454	16,221

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(33,302)	(12,168)
Proceeds from maturities, prepayments and calls of securities available-for-sale	13,426	19,211
Proceeds from sales of securities available-for-sale	94	58,242
Proceeds from the redemption of Federal Home Loan Bank stock	2,129	911
Net (increase) decrease in loans	(39,284)	50,569
Purchases of premises and equipment	(652)	(919)
Proceeds from the sale of premises and equipment	142	7
Proceeds from the sale of merchant card servicing business	4,750	—
Net cash acquired from bank acquisitions	—	4,517

Net Cash (Used In) Provided by Investing Activities	(52,697)	120,370

FINANCING ACTIVITIES
Net (decrease) increase in core deposits	(28,866)	48,639
Net increase (decrease) in certificates of deposit	28,808	(68,141)
Net increase in securities sold under repurchase agreements	1,775	10,268
Net decrease in short-term borrowings	(25,000)	—
Repayments of long-term borrowings	(10,566)	(7,446)
Purchase of treasury shares	—	(49)
Sale of treasury shares	—	497
Cash dividends paid to common shareholders	(4,460)	(4,220)
Tax expense from stock-based compensation	(35)	(25)

Net Cash Used in Financing Activities	(38,344)	(20,477)

Net (decrease) increase in cash and cash equivalents	(76,587)	116,114
Cash and cash equivalents at beginning of period	337,711	270,526

Cash and Cash Equivalents at End of Period	$261,124	$386,640

Supplemental Disclosures
Interest paid	$5,268	$5,885
Income taxes paid, net of refunds (1)	(45)	—
Net assets from acquisitions, excluding cash and cash equivalents	—	3,846
Transfers to other real estate owned and other repossessed assets	$126	$264

(1) There were no taxes paid during either of the quarters presented due to the carry forward of prior year overpayments.

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

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly S&T’s financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

Reclassification

Certain amounts in the prior periods’ financial statements and footnotes have been reclassified to conform to the current period’s presentation. The reclassifications had no significant effect on our results of operations or financial condition.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Recently Adopted Accounting Standards Updates

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires reporting the effect of significant reclassifications out of accumulated other comprehensive income by component on the respective line items in the income statement parenthetically or in the notes to the financial statements if the amounts being reclassified are required under U.S. GAAP to be reclassified in their entirety to net income. This ASU is effective for public companies prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012 and early adoption is permitted. We have elected the option of reporting in the notes to the financial statements. The adoption of ASU 2013-02 impacted only our disclosures and did not have an impact on our results of operations or financial position.

Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities in order to clarify the scope of ASU 2011-11, Disclosures About Offsetting Assets and Liabilities, issued in December 2011. ASU 2011-11 required entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU was issued to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards, or IFRS. ASU 2013-01 clarified that ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale of repurchase agreements, and securities borrowing and securities lending arrangements, but does not apply to standard commercial contracts allowing either party to net in the event of default or to broker-dealer unsettled regular-way trades. Both ASUs are effective for public companies retrospectively for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2013-02 and ASU 2011-11 impacted only our disclosures and did not have an impact on our results of operations or financial position.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION – continued

Recently Issued Accounting Standards Updates not yet Adopted

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. We are currently evaluating the implications of ASU 2013-04.

NOTE 2. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of basic earnings per share with that of diluted earnings per share for the periods presented:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2013	2012

Numerator for Earnings per Common Share—Basic:
Net income	$12,330	$3,480
Less: Income allocated to participating shares	45	7

Net Income Allocated to Common Shareholders	$12,285	$3,473

Numerator for Earnings per Common Share—Diluted:
Net income	$12,330	$3,480

Net Income Available to Common Shareholders	$12,330	$3,480

Denominators:
Weighted Average Common Shares Outstanding—Basic	29,621,453	28,257,450
Add: Dilutive potential common shares	52,953	15,119

Denominator for Treasury Stock Method—Diluted	29,674,406	28,272,569

Weighted Average Common Shares Outstanding—Basic	29,621,453	28,257,450
Add: Average participating shares outstanding	108,249	58,855

Denominator for Two-Class Method—Diluted	29,729,702	28,316,305

Earnings per common share—basic	$0.41	$0.12
Earnings per common share—diluted	$0.41	$0.12
Warrants considered anti-dilutive excluded from dilutive potential common shares	517,012	517,012
Stock options considered anti-dilutive excluded from dilutive potential common shares	655,573	739,282
Restricted stock considered anti-dilutive excluded from dilutive potential common shares	55,296	30,783

NOTE 3. FAIR VALUE MEASUREMENTS

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

Financial Instruments

In addition to financial instruments recorded at fair value in our financial statements, fair value accounting guidance requires disclosure of the fair value of all of an entity’s assets and liabilities that are considered financial instruments. The majority of our assets and liabilities are considered financial instruments. Many of these instruments lack an available trading market as characterized by a willing buyer and willing seller engaged in an exchange transaction. Also, it is our general practice and intent to hold our financial instruments to maturity and to not engage in trading or sales activities with respect to such financial instruments. For fair value disclosure purposes, we substantially utilize the fair value measurement criteria as required and explained above. In cases where quoted fair values are not available, we use present value methods to determine the fair value of our financial instruments.

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

Deposits

The fair values disclosed for deposits without defined maturities (e.g., noninterest and interest-bearing demand, money market and savings accounts) are by definition equal to the amounts payable on demand. The carrying amounts for variable rate, fixed-term time deposits approximate their fair values. Estimated fair values for fixed rate and other time deposits are based on discounted cash flow analysis using interest rates currently offered for time deposits with similar terms. The carrying amount of accrued interest approximates fair value.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at March 31, 2013 and December 31, 2012. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$—	$230,763	$—	$230,763
Collateralized mortgage obligations of U.S. government corporations and agencies	—	51,986	—	51,986
Residential mortgage-backed securities of U.S. government corporations and agencies	—	47,555	—	47,555
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	21,648	—	21,648
Obligations of states and political subdivisions	—	108,511	—	108,511
Marketable equity securities	177	8,466	312	8,955

Total securities available-for-sale	177	468,929	312	469,418
Trading securities held in a Rabbi Trust	2,966	—	—	2,966

Total securities	3,143	468,929	312	472,384
Derivative financial assets:
Interest rate swaps	—	20,864	—	20,864
Interest rate lock commitments	—	241	—	241

Total Assets	$3,143	$490,034	$312	$493,489

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$20,768	$—	$20,768
Forward sale contracts	—	24	—	24

Total Liabilities	$—	$20,792	$—	$20,792

	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$—	$212,066	$—	$212,066
Collateralized mortgage obligations of U.S. government corporations and agencies	—	57,896	—	57,896
Residential mortgage-backed securities of U.S. government corporations and agencies	—	50,623	—	50,623
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	10,158	—	10,158
Obligations of states and political subdivisions	—	112,767	—	112,767
Marketable equity securities	140	8,316	300	8,756

Total securities available-for-sale	140	451,826	300	452,266
Trading securities held in a Rabbi Trust	2,223	—	—	2,223

Total securities	2,363	451,826	300	454,489
Derivative financial assets:
Interest rate swaps	—	23,748	—	23,748
Interest rate lock commitments	—	467	—	467

Total Assets	$2,363	$476,041	$300	$478,704

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$23,522	$—	$23,522
Forward sale contracts	—	48	—	48

Total Liabilities	$—	$23,570	$—	$23,570

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market. The following tables present the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine the fair value:

	Three Months Ended March 31,
(in thousands)	2013(1)	2012 (1)

Balance at beginning of period	$300	$462
Total gains included in other comprehensive income (loss)	12	38
Net purchases, sales, issuances and settlements	—	—
Transfers into (out of) Level 3	—	—

Balance at End of Period	$312	$500

(1) Changes in estimated fair value of available-for-sale investments are recorded in accumulated other comprehensive income/loss, while realized gains and losses from sales are recorded in security gains (losses), net in the Consolidated Statements of Comprehensive Income.

Level 3 financial instruments measured on a recurring basis accounted for less than one percent of all assets measured at fair value on a recurring basis at both March 31, 2013 and December 31, 2012. There were no Level 3 liabilities measured at fair value on a recurring basis for either period.

We may be required to measure certain assets and liabilities on a nonrecurring basis. The following tables present our assets that are measured at estimated fair value on a nonrecurring basis by the fair value hierarchy level at March 31, 2013 and December 31, 2012. There were no liabilities measured at estimated fair value on a nonrecurring basis during these periods. Loans held for sale are recorded at the lower of cost or fair value. At March 31, 2013 and December 31, 2012, we had no loans held for sale that were recorded at fair value.

	March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Impaired loans	$—	$—	$30,981	$30,981
Other real estate owned	—	—	208	208
Mortgage servicing rights	—	—	2,268	2,268

Total Assets	$—	$—	$33,457	$33,457

	December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Impaired loans	$—	$—	$44,059	$44,059
Other real estate owned	—	—	585	585
Mortgage servicing rights	—	—	2,106	2,106

Total Assets	$—	$—	$46,750	$46,750

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at March 31, 2013 and December 31, 2012 are presented in the following tables:

		Fair Value Measurements at March 31, 2013
(in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3

ASSETS
Cash and due from banks, including interest-bearing deposits	$261,124	$261,124	$261,124	$—	$—
Securities available-for-sale	469,418	469,418	177	468,929	312
Loans held for sale	2,580	2,656	—	—	2,656
Portfolio loans	3,381,982	3,376,989	—	—	3,376,989
Bank owned life insurance	59,081	59,081	—	59,081	—
FHLB and other restricted stock	13,185	13,185	—	—	13,185
Trading securities held in a Rabbi Trust	2,966	2,966	2,966	—	—
Mortgage servicing rights	2,268	2,268	—	—	2,268
Interest rate swaps	20,864	20,864	—	20,864	—
Interest rate lock commitments	241	241	—	241	—

LIABILITIES
Deposits	$3,638,564	$3,642,724	$—	$—	$3,642,724
Securities sold under repurchase agreements	64,358	64,358	—	—	64,358
Short-term borrowings	50,000	50,000	—	—	50,000
Long-term borrowings	23,535	25,446	—	—	25,446
Junior subordinated debt securities	90,619	90,619	—	—	90,619
Interest rate swaps	20,768	20,768	—	20,768	—
Forward sale contracts	24	24	—	24	—

(1) As reported in the Consolidated Balance Sheets

		Fair Value Measurements at December 31, 2012
(in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3

ASSETS
Cash and due from banks, including interest-bearing deposits	$337,711	$337,711	$337,711	$—	$—
Securities available-for-sale	452,266	452,266	140	451,826	300
Loans held for sale	22,499	22,601	—	—	22,601
Portfolio loans	3,346,622	3,347,602	—	—	3,347,602
Bank owned life insurance	58,619	58,619	—	58,619	—
FHLB and other restricted stock	15,315	15,315	—	—	15,315
Trading securities held in a Rabbi Trust	2,223	2,223	2,223	—	—
Mortgage servicing rights	2,106	2,106	—	—	2,106
Interest rate swaps	23,748	23,748	—	23,748	—
Interest rate lock commitments	467	467	—	467	—

LIABILITIES
Deposits	$3,638,428	$3,643,683	$—	$—	$3,643,683
Securities sold under repurchase agreements	62,582	62,582	—	—	62,582
Short-term borrowings	75,000	75,000	—	—	75,000
Long-term borrowings	34,101	36,235	—	—	36,235
Junior subordinated debt securities	90,619	90,619	—	—	90,619
Interest rate swaps	23,522	23,522	—	23,522	—
Forward sale contracts	48	48	—	48	—

(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE

The following tables indicate the composition of the securities available-for-sale portfolio for the periods presented:

	March 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$226,428	$4,392	$(57)	$230,763
Collateralized mortgage obligations of U.S. government corporations and agencies	50,297	1,689	—	51,986
Residential mortgage-backed securities of U.S. government corporations and agencies	44,699	2,856	—	47,555
Commercial mortgage-backed securities of U.S. government corporations and agencies	21,614	40	(6)	21,648
Obligations of states and political subdivisions	104,611	4,244	(344)	108,511

Debt Securities	447,649	13,221	(407)	460,463
Marketable equity securities	7,579	1,376	—	8,955

Total	$455,228	$14,597	$(407)	$469,418

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$207,229	$4,890	$(53)	$212,066
Collateralized mortgage obligations of U.S. government corporations and agencies	56,085	1,811	—	57,896
Residential mortgage-backed securities of U.S. government corporations and agencies	47,279	3,344	—	50,623
Commercial mortgage-backed securities of U.S. government corporations and agencies	10,129	29	—	10,158
Obligations of states and political subdivisions	107,911	4,908	(52)	112,767

Debt Securities	428,633	14,982	(105)	443,510
Marketable equity securities	7,672	1,095	(11)	8,756

Total	$436,305	$16,077	$(116)	$452,266

Realized gains and losses on the sale of securities are determined using the specific-identification method. The following table shows the composition of gross and net realized gains and losses for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2013	2012

Gross realized gains	$2	$851
Gross realized losses	—	(11)

Net realized gains (losses)	$2	$840

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables present the fair value and the age of gross unrealized losses by investment category for the periods presented:

	March 31, 2013
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$21,834	$(57)	$—	$—	$21,834	$(57)
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—
Commercial mortgage-backed securities of U.S. government corporations and agencies	10,118	(6)	—	—	10,118	(6)
Obligations of states and political subdivisions	16,856	(344)	—	—	16,856	(344)

Debt Securities	48,808	(407)	—	—	48,808	(407)
Marketable equity securities	—	—	—	—	—	—

Total Temporarily Impaired Securities	$48,808	$(407)	$—	$—	$48,808	$(407)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$11,370	$(53)	$—	$—	$11,370	$(53)
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	11,285	(52)	—	—	11,285	(52)

Debt Securities	22,655	(105)	—	—	22,655	(105)
Marketable equity securities	228	(11)	—	—	228	(11)

Total Temporarily Impaired Securities	$22,883	$(116)	$—	$—	$22,883	$(116)

We do not believe any individual unrealized loss as of March 31, 2013 represents an other than temporary impairment, or OTTI. As of March 31, 2013, the unrealized losses on eight debt securities were primarily attributable to changes in interest rates. There were no unrealized losses on marketable equity securities as of March 31, 2013. We do not intend to sell and it is not likely that we will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of their amortized cost.

Net unrealized gains of $9.2 million and $10.4 million were included in accumulated other comprehensive loss, net of tax, at March 31, 2013 and December 31, 2012, respectively. Gross unrealized gains of $9.5 million and $10.5 million, net of tax, were netted against gross unrealized losses of $0.3 million and $0.1 million, respectively, for these same periods. During the quarter ended March 31, 2013, a minimal amount of unrealized gains were reclassified out of accumulated other comprehensive income into earnings while $0.5 million of unrealized gains were reclassified to earnings for the period ended March 31, 2012. There were no unrealized losses reclassified into earnings to record OTTI during the period ended March 31, 2013 and minimal losses were reclassified into earnings to record OTTI during the period ended March 31, 2012.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

The amortized cost and fair value of securities available-for-sale at March 31, 2013, by contractual maturity, are included in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
(in thousands)	Amortized Cost	Fair Value

Obligations of U.S. government corporations and agencies, and obligations of states and political subdivisions

Due in one year or less	$51,933	$52,595
Due after one year through five years	124,222	128,251
Due after five years through ten years	77,498	77,873
Due after ten years	77,386	80,555

	331,039	339,274
Collateralized mortgage obligations of U.S. government corporations and agencies	50,297	51,986
Residential mortgage-backed securities of U.S. government corporations and agencies	44,699	47,555
Commercial Mortgage-backed securities of U.S. government corporations and agencies	21,614	21,648

Debt Securities	447,649	460,463
Marketable equity securities	7,579	8,955

Total	$455,228	$469,418

At March 31, 2013 and December 31, 2012, securities with carrying values of $267.8 million and $307.5 million, respectively, were pledged for various regulatory and legal requirements.

NOTE 5. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $538 and $216 at March 31, 2013 and December 31, 2012, respectively. The following table indicates the composition of the loans for the periods presented:

(in thousands)	March 31, 2013	December 31, 2012

Commercial
Commercial real estate	$1,479,796	$1,452,133
Commercial and industrial	806,205	791,396
Commercial construction	164,874	168,143

Total Commercial Loans	2,450,875	2,411,672

Consumer
Residential mortgage	442,705	427,303
Home equity	416,524	431,335
Installment and other consumer	68,773	73,875
Consumer construction	3,105	2,437

Total Consumer Loans	931,107	934,950

Total Portfolio Loans	3,381,982	3,346,622
Loans held for sale	2,580	22,499

Total Loans	$3,384,562	$3,369,121

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

We attempt to limit our exposure to credit risk by diversifying our loan portfolio and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by monitoring the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represent 72 percent of total portfolio loans at both March 31, 2013 and December 31, 2012. Within our commercial portfolio, the commercial real estate, or CRE, and commercial construction portfolios combined comprise 67 percent of total commercial loans and 49 percent of total portfolio loans at March 31, 2013 and 67 percent of total commercial loans and 48 percent of total portfolio loans at December 31, 2012. Further segmentation of the CRE and commercial construction portfolios by industry and collateral type reveal no concentration in excess of nine percent of total loans. The majority of both commercial and consumer loans are made to businesses and individuals in Western Pennsylvania resulting in a geographic concentration. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Only the CRE and commercial construction portfolios combined have any significant out-of-market exposure, with 19 percent of the combined portfolio and nine percent of total loans being out-of-market loans at both March 31, 2013 and December 31, 2012. Management believes underwriting guidelines, active monitoring of economic conditions and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio.

Troubled Debt Restructurings, or TDRs, are loans where we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. We strive to identify borrowers in financial difficulty early and work with them to modify the terms before their loan reaches nonaccrual status. These modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates, principal forgiveness and principal deferment. These modifications are generally for longer term periods that would not be considered insignificant. Additionally, we classify loans where the debt obligation has been discharged through a Chapter 7 Bankruptcy as TDRs.

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

The following table summarizes the restructured loans for the periods presented:

	March 31, 2013			December 31, 2012
(in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs

Commercial real estate	$14,309	$6,945	$21,254	$14,220	$9,584	$23,804
Commercial and industrial	8,196	1,302	9,498	8,270	939	9,209
Commercial construction	11,769	4,645	16,414	11,734	5,324	17,058
Residential mortgage	3,283	1,483	4,766	3,078	2,752	5,830
Home equity	3,770	401	4,171	4,195	341	4,536
Installment and other consumer	96	—	96	24	—	24

Total	$41,423	$14,776	$56,199	$41,521	$18,940	$60,461

We returned one TDR for $0.2 million to accruing status during the quarter ended March 31, 2013 and we did not return any TDRs to accruing status during the quarter ended March 31, 2012.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

The following table presents the restructured loans for the three month period ended March 31, 2013:

	2013
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment

Commercial real estate
Principal deferral	3	$1,541	$1,288	$(253)
Chapter 7 bankruptcy(2)	3	205	204	(1)

Commercial and industrial
Principal deferral	1	392	387	(5)
Chapter 7 bankruptcy(2)	1	3	3	0

Residential mortgage
Principal deferral	2	153	153	—
Chapter 7 bankruptcy(2)	6	269	269	—

Home equity
Principal deferral	1	174	45	(129)
Chapter 7 bankruptcy(2)	6	162	162	0

Installment and other consumer
Chapter 7 bankruptcy(2)	6	73	73	—

Total by Concession Type
Principal Deferral	7	2,260	1,873	(387)
Chapter 7 bankruptcy(2)	22	712	711	(1)

Total	29	$2,972	$2,584	$(388)

(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

There were no new TDRs in the quarter ended March 31, 2012. We modified $5.2 million of commercial construction and commercial and industrial loans for financially troubled borrowers that were not considered to be TDRs during the first quarter of 2013. Modifications primarily represented insignificant delays in the timing of payments that were not considered to be concessions or we have been adequately compensated for the concession through principal paydowns, fees or additional collateral. As of March 31, 2013 we have no commitments to lend additional funds on any TDRs.

Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. The following table is a summary of TDRs which defaulted during the periods ended March 31, 2013 and 2012 that had been restructured within the last twelve months prior to defaulting:

	Defaulted TDRs
	For the Period Ended March 31, 2013		For the Period Ended March 31, 2012
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment

Commercial real estate	—	$—	1	$344
Commercial and Industrial	—	—	1	218
Commercial construction	—	—	1	1,297
Residential real estate	1	18	5	4,277
Home equity	2	118	—	—

Total	3	$136	8	$6,136

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

The following table is a summary of nonperforming assets for the periods presented:

(in thousands)	March 31, 2013	December 31, 2012

Nonperforming Assets
Nonaccrual loans	$31,514	$36,018
Nonaccrual TDRs	14,776	18,940

Total nonperforming loans	46,290	54,958
OREO	627	911

Total Nonperforming Assets	$46,917	$55,869

OREO which is included in other assets in the Consolidated Balance Sheets consists of 11 properties. It is our policy to obtain OREO appraisals on an annual basis.

NOTE 6. ALLOWANCE FOR LOAN LOSSES

We maintain an allowance for loan losses, or ALL, at a level determined to be adequate to absorb estimated probable credit losses inherent in the loan portfolio as of the balance sheet date. We develop and document a systematic ALL methodology based on the following portfolio segments: 1) CRE, 2) Commercial and Industrial, or C&I, 3) Commercial Construction, 4) Consumer Real Estate and 5) Other Consumer.

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

We further assess risk within each portfolio segment by pooling loans with similar risk characteristics. For the commercial loan classes, the most important indicator of risk is the internally assigned risk rating, including pass, special mention and substandard. Consumer loans are pooled by type of collateral and first or second lien positions for consumer real estate loans. Historical loss rates are applied to these loan pools to determine the reserve for loans collectively evaluated for impairment. Management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, nonperforming status and changes in risk ratings on a monthly basis.

We continuously monitor our ALL methodology to ensure that it is responsive to the current economic environment. The ALL methodology for groups of homogeneous loans, known as the general reserve, is comprised of both a quantitative and qualitative analysis. Due to the economic environment over the past two years, we used a relatively shorter time horizon of four quarters to calculate our historic loss rates for all loan portfolios. Given that the credit quality has been improving in recent periods, the historic loss rates in certain portfolios have been decreasing to rates below what we believe is reflective of the inherent losses within these portfolios. As such, during the first quarter of 2013 we have lengthened the historic loss calculation for our CRE & C&I portfolios to consider eight quarters. After consideration of the loss calculations, management applies additional qualitative adjustments so that the ALL is reflective of the inherent losses that exist in the loan portfolio at the balance sheet date. The evaluation of the various components of the ALL requires considerable judgment in order to estimate inherent loss exposures.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the age analysis of past due loans segregated by class of loans for the periods presented:

	March 31, 2013
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due	Total Loans

Commercial real estate	$1,451,067	$2,429	$464	$25,836	$28,729	$1,479,796
Commercial and industrial	791,094	9,500	231	5,380	15,111	806,205
Commercial construction	153,115	6,589	—	5,170	11,759	164,874
Residential mortgage	434,833	1,824	405	5,643	7,872	442,705
Home equity	410,163	1,823	516	4,022	6,361	416,524
Installment and other consumer	68,358	348	46	21	415	68,773
Consumer construction	2,887	—	—	218	218	3,105

Totals	$3,311,517	$22,513	$1,662	$46,290	$70,465	$3,381,982

	December 31, 2012
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due	Total Loans

Commercial real estate	$1,418,934	$2,230	$413	$30,556	$33,199	$1,452,133
Commercial and industrial	780,315	4,409	237	6,435	11,081	791,396
Commercial construction	150,823	10,542	—	6,778	17,320	168,143
Residential mortgage	416,364	1,713	1,948	7,278	10,939	427,303
Home equity	424,485	2,332	865	3,653	6,850	431,335
Installment and other consumer	73,334	406	95	40	541	73,875
Consumer construction	2,219	—	—	218	218	2,437

Totals	$3,266,474	$21,632	$3,558	$54,958	$80,148	$3,346,622

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings for the periods presented:

	March 31, 2013
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total

Pass	$1,332,572	90.0%	$732,809	90.9%	$124,231	75.4%	$2,189,612	89.3%
Special mention	66,536	4.5%	44,251	5.5%	23,455	14.2%	134,242	5.5%
Substandard	80,688	5.5%	29,145	3.6%	17,188	10.4%	127,021	5.2%

Total	$1,479,796	100.0%	$806,205	100.0%	$164,874	100.0%	$2,450,875	100.0%

	December 31, 2012
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total

Pass	$1,265,810	87.2%	$718,070	90.7%	$118,841	70.7%	$2,102,721	87.2%
Special mention	96,156	6.6%	42,016	5.3%	30,748	18.3%	168,920	7.0%
Substandard	90,167	6.2%	31,310	4.0%	18,554	11.0%	140,031	5.8%

Total	$1,452,133	100.0%	$791,396	100.0%	$168,143	100.0%	$2,411,672	100.0%

We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.

The following tables indicate the recorded investment in consumer loan classes by performing and nonperforming status for the periods presented:

	March 31, 2013
(dollar in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total

Performing	$437,062	98.7%	$412,502	99.0%	$68,752	99.9%	$2,887	93.0%	$921,203	98.9%
Nonperforming	5,643	1.3%	4,022	1.0%	21	0.1%	218	7.0%	9,904	1.1%

Total	$442,705	100.0%	$416,524	100.0%	$68,773	100.0%	$3,105	100.0%	$931,107	100.0%

	December 31, 2012
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total

Performing	$420,025	98.3%	$427,682	99.2%	$73,835	99.9%	$2,219	91.1%	$923,761	98.8%
Nonperforming	7,278	1.7%	3,653	0.8%	40	0.1%	218	8.9%	11,189	1.2%

Total	$427,303	100.0%	$431,335	100.0%	$73,875	100.0%	$2,437	100.0%	$934,950	100.0%

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present investments in loans considered to be impaired and related information on those impaired loans for the periods presented:

	March 31, 2013			December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With a related allowance recorded:
Commercial real estate	$4,446	$5,117	$171	$6,138	$6,864	$1,226
Commercial and industrial	—	—	—	1,864	2,790	1,002
Commercial construction	—	—	—	799	896	3
Consumer real estate				—	—	—
Other consumer	—	—	—	—	—	—

Total with a Related Allowance Recorded	4,446	5,117	171	8,801	10,550	2,231

Without a related allowance recorded:
Commercial real estate	30,778	42,668	—	33,856	45,953	—
Commercial and industrial	12,131	14,891	—	11,419	12,227	—
Commercial construction	16,939	26,077	—	17,713	27,486	—
Consumer real estate	9,399	10,909		10,827	12,025
Other consumer	96	99	—	25	25	—

Total without a Related Allowance Recorded	69,343	94,644	—	73,840	97,716	—

Total:
Commercial real estate	35,224	47,785	171	39,994	52,817	1,226
Commercial and industrial	12,131	14,891	—	13,283	15,017	1,002
Commercial construction	16,939	26,077	—	18,512	28,382	3
Consumer real estate	9,399	10,909		10,827	12,025	—
Other consumer	96	99	—	25	25	—

Total	$73,789	$99,761	$171	$82,641	$108,266	$2,231

	For the three months ended
	March 31, 2013		March 31, 2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$4,480	$—	$4,538	$44
Commercial and industrial	—	—	3,746	5
Commercial construction	—	—	8,541	33
Consumer real estate	—	—	—	—
Other consumer	—	—	—	—

Total with a Related Allowance Recorded	4,480	—	16,825	82

Without a related allowance recorded:
Commercial real estate	31,406	241	47,340	310
Commercial and industrial	12,446	69	7,983	35
Commercial construction	17,332	134	21,114	148
Consumer real estate	9,680	59	6,650	21
Other consumer	98	—	—	—

Total without a Related Allowance Recorded	70,962	503	83,087	514

Total:
Commercial real estate	35,886	241	51,878	354
Commercial and industrial	12,446	69	11,729	40
Commercial construction	17,332	134	29,655	181
Consumer real estate	9,680	59	6,650	21
Other consumer	98	—	—	—

Total	$75,442	$503	$99,912	$596

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

As of March 31, 2013, CRE loans of $35.2 million comprised 48 percent of the total impaired loans of $73.8 million. These impaired loans are collateralized primarily by commercial real estate properties such as retail or strip malls, office buildings, hotels and various other types of commercial purpose properties. These loans are generally considered collateral dependent and charge-offs are recorded when a confirmed loss exists. Approximately $13.4 million of charge-offs have been recorded relating to these CRE loans over the life of these loans. It is our policy to order appraisals on an annual basis on impaired loans or sooner if facts and circumstances warrant otherwise. As of March 31, 2013, an estimated fair value less cost to sell of approximately $56.4 million existed for commercial real estate impaired loans. We have current appraisals on all but $1.8 million of the $35.2 million of impaired commercial real estate loans. The $1.8 million have appraisals that are currently on order, that were originally delayed due to bankruptcy proceedings.

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended March 31, 2013
(in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$25,246	$7,759	$7,500	$5,058	$921	$46,484
Charge-offs	(1,639)	(1,360)	(389)	(494)	(252)	(4,134)
Recoveries	749	100	53	283	94	1,279

Net (Charge-offs)/ Recoveries	(890)	(1,260)	(336)	(211)	(158)	(2,855)
Provision for loan losses	86	2,177	(561)	412	193	2,307

Balance at End of Period	$24,442	$8,676	$6,603	$5,259	$956	$45,936

	Three Months Ended March 31, 2012
(in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$29,804	$11,274	$3,703	$3,166	$894	$48,841
Charge-offs	(3,110)	(1,497)	(5,275)	(513)	(260)	(10,655)
Recoveries	36	104	99	49	81	369

Net (Charge-offs)/ Recoveries	(3,074)	(1,393)	(5,176)	(464)	(179)	(10,286)
Provision for loan losses	(2,433)	1,983	9,157	460	105	9,272

Balance at End of Period	$24,297	$11,864	$7,684	$3,162	$820	$47,827

The following tables present the ALL and recorded investments in loans by category for the periods presented:

	March 31, 2013
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$171	$24,271	$24,442	$35,224	$1,444,572	$1,479,796
Commercial and industrial	—	8,676	8,676	12,131	794,074	806,205
Commercial construction	—	6,603	6,603	16,939	147,935	164,874
Consumer real estate	—	5,259	5,259	9,399	852,935	862,334
Other consumer	—	956	956	96	68,677	68,773

Total	$171	$45,765	$45,936	$73,789	$3,308,193	$3,381,982

	December 31, 2012
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$1,226	$24,020	$25,246	$39,994	$1,412,139	$1,452,133
Commercial and industrial	1,002	6,757	7,759	13,283	778,113	791,396
Commercial construction	3	7,497	7,500	18,512	149,631	168,143
Consumer real estate	—	5,058	5,058	10,827	850,248	861,075
Other consumer	—	921	921	25	73,850	73,875

Total	$2,231	$44,253	$46,484	$82,641	$3,263,981	$3,346,622

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Swaps

Interest rate swaps are contracts in which a series of interest rate flows (fixed and variable) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged. In some cases, we utilize interest rate swaps for commercial loans. These derivative positions relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a same notional amount at a fixed rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate loan while we receive a variable yield. These agreements could have floors or caps on the contracted interest rates.

Pursuant to our agreements with various financial institutions, we may receive collateral or may be required to post collateral based upon mark-to-market positions. Beyond unsecured threshold levels, collateral in the form of cash or securities may be made available to counterparties of swap transactions. Based upon our current positions and related future collateral requirements relating to them, we believe any affect on its cash flow or liquidity position to be immaterial.

U.S. GAAP allows offsetting derivatives that are subject to legally enforceable netting arrangements with the same party. For example, we may have a derivative asset as well as a derivative liability with the same counterparty to a swap transaction, and are allowed to offset the asset position and the liability position resulting in a net presentation.

The following table indicates the gross amounts of derivative assets and derivative liabilities, the amounts offset, and the carrying value as presented in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(in thousands)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012

Derivatives not Designated as Hedging Instruments
Gross amounts recognized	$21,344	$24,262	$21,248	$24,036
Gross amounts offset	(480)	(514)	(480)	(514)

Net amounts presented in the Consolidated Balance Sheets	20,864	23,748	20,768	23,522
Gross amounts not offset	—	—	(19,442)	(19,595)

Net Amount	$20,864	$23,748	$1,326	$3,927

Derivatives contain an element of credit risk, the possibility that we will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by our Asset and Liability Committee, or ALCO, and derivatives with customers may only be executed with customers within collateral coverage and credit exposure limits. Interest rate swaps are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Consolidated Statements of Comprehensive Income.

Interest Rate Lock Commitments and Forward Sale Contracts

In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan market. We offer interest rate lock commitments to potential borrowers. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. However, if the borrower accepts the guaranteed rate, we can encounter pricing risk if interest rates increase significantly before the loan can be closed and sold. We may utilize forward sale contracts in order to mitigate this pricing risk. The rate lock is executed between the mortgagee and us, and generally these rate locks are bundled. A forward sale contract is then executed between us and the investor. Both the interest rate lock commitment bundle and the corresponding forward sale contract are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in mortgage banking in the Consolidated Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

The following table indicates the amounts representing the value of derivative assets and derivative liabilities for the periods presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(in thousands)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012

Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts—Commercial Loans
Fair value	$20,864	$23,748	$20,768	$23,522
Notional amount	228,974	227,532	228,974	227,532
Collateral posted	—	—	19,442	19,595
Interest Rate Lock Commitments—Mortgage Loans
Fair value	241	467	—	—
Notional amount	7,639	14,287	—	—
Forward Sale Contracts—Mortgage Loans
Fair value	—	—	24	48
Notional amount	—	—	8,480	14,100

The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended March 31,
(in thousands)	2013	2012

Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(129)	$140
Interest rate lock commitments—mortgage loans	(226)	66
Forward sale contracts—mortgage loans	24	69

Total Derivative (Loss) Gain	$(331)	$275

NOTE 8. BORROWINGS

Short-term borrowings are for terms under one year and were comprised of retail repurchase agreements, or REPOs, and Federal Home Loan Bank, or FHLB, advances. We define repurchase agreements with our local retail customers as retail REPOs. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. FHLB advances are for various terms secured by a blanket lien on residential mortgages and other real estate secured loans.

The following is a summary of short-term debt for the periods presented:

(in thousands)	March 31, 2013	December 31, 2012

Securities sold under repurchase agreements, retail	$64,358	$62,582
Federal Home Loan Bank advances	50,000	75,000

Total	$114,358	$137,582

Long-term debt instruments are for original terms greater than one year and are comprised of FHLB advances and junior subordinated debt securities. Long-term FHLB advances have the same collateral requirements as their short-term equivalents.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. BORROWINGS – continued

The following is a summary of long-term borrowings for the periods presented:

(in thousands)	March 31, 2013	December 31, 2012

Long-term borrowings	$23,535	$34,101
Junior subordinated debt securities	90,619	90,619

Total	$114,154	$124,720

We had total long-term borrowings outstanding of $20.2 million at a fixed rate and $93.7 million at a variable rate at March 31, 2013, excluding a capital lease of $0.2 million which is classified as long term borrowings.

We had total borrowings at March 31, 2013 and December 31, 2012 at the FHLB of Pittsburgh of $73.3 million and $108.9 million, respectively. This consisted of $23.3 in long-term borrowings and $50.0 in short-term borrowings at March 31, 2013. At March 31, 2013, we had a maximum borrowing capacity of $1.3 billion, with a remaining borrowing availability of $1.2 billion with the FHLB of Pittsburgh.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event a customer does not satisfy the terms of their agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $3.7 million at March 31, 2013 and $3.0 million at December 31, 2012. The increase in the allowance for unfunded commitments is due to an increase in our construction commitments. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

The following table sets forth the commitments and letters of credit for the periods presented:

(in thousands)	March 31, 2013	December 31, 2012

Commitments to extend credit	$941,256	$874,137
Standby letters of credit	83,224	95,399

Total	$1,024,480	$969,536

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 10. OTHER COMPREHENSIVE INCOME

The following tables present the tax effects of the components of other comprehensive income/loss for the periods presented:

	Three Months Ended March 31, 2013
(in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Change in unrealized gains/losses on securities available-for-sale	$(1,768)	$619	$(1,149)
Reclassification adjustment for net gains/losses on securities available-for-sale included in net income(1)	(2)	1	(1)
Adjustment to funded status of employee benefit plans	598	(209)	389

Other Comprehensive Income (Loss)	$(1,172)	$411	$(761)

	Three Months Ended March 31, 2012
(in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Change in unrealized gains/losses on securities available-for-sale	$306	$(107)	$199
Reclassification adjustment for net gains/losses on securities available-for-sale included in net income	(840)	294	(546)
Adjustment to funded status of employee benefit plans	568	(199)	369

Other Comprehensive Income (Loss)	$34	$(12)	$22

(1) Reclassification adjustments are comprised of realized security gains. The gains have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statement of comprehensive income as follows; the pre-tax amount is included in securities gains-net, the tax expense amount is included in the provision for income taxes and the net of tax amount is included in net income.

NOTE 11. EMPLOYEE BENEFITS

We maintain a defined benefit pension plan, or Plan, covering substantially all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future. At this time, we are not required to make a cash contribution to the Plan in 2013; however, we contributed $3.1 million to the Plan in December 2012. The expected long-term rate of return on plan assets is 8.00 percent. For the current year there are no changes to the Plan.

The following table summarizes the components of net periodic pension cost and other changes in plan assets and benefit obligation recognized in other comprehensive gain/loss for the periods presented:

	Three Months Ended March 31,
(in thousands)	2013	2012

Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$708	$727
Interest cost on projected benefit obligation	996	1,076
Expected return on plan assets	(1,565)	(1,404)
Amortization of prior service cost (credit)	(34)	(32)
Recognized net actuarial loss	588	570

Net Periodic Pension Expense	$693	$937

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

The following represents total assets by reportable operating segment for the periods presented:

(in thousands)	March 31, 2013	December 31, 2012

Community Banking	$4,472,181	$4,518,799
Insurance	6,532	6,697
Wealth Management	1,150	1,206

Total Assets	$4,479,863	$4,526,702

The following tables provide financial information for our three segments for the three months ended March 31, 2013 and 2012. The financial results of the business segments include allocations for shared services based on an internal analysis that supports line of business and branch performance measurement. Shared services include expenses such as employee benefits, occupancy expense, computer support and other corporate overhead. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

	Three Months Ended March 31, 2013
(in thousands)	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated

Interest income	$37,690	$138	$—	$15	$37,843
Interest expense	4,790	—	—	(616)	4,174

Net interest income	32,900	138	—	631	33,669
Provision for loan losses	2,307	—	—	—	2,307
Noninterest income	10,356	2,574	1,598	278	14,806
Noninterest expense	24,634	2,489	1,447	1,678	30,248
Depreciation expense	919	8	10	—	937
Amortization of intangible assets	405	13	13	—	431
Provision (benefit) for income taxes	2,854	92	45	(769)	2,222

Net Income (Loss)	$12,137	$110	$83	$—	$12,330

	Three Months Ended March 31, 2012
(in thousands)	Community Banking	Wealth Management	Insurance	Eliminations	Consolidated

Interest income	$39,101	$102	$—	$(63)	$39,140
Interest expense	5,895	—	—	(76)	5,819

Net interest income	33,206	102	—	13	33,321
Provision for loan losses	9,272	—	—	—	9,272
Noninterest income	8,828	2,412	1,421	408	13,069
Noninterest expense	26,278	2,362	1,453	1,296	31,389
Depreciation expense	948	7	13	—	968
Amortization of intangible assets	397	16	13	—	426
Provision (benefit) for income taxes	1,681	70	(21)	(875)	855

Net Income (Loss)	$3,458	$59	$(37)	$—	$3,480

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 13. SALE OF MERCHANT CARD SERVICING BUSINESS

We sold our existing merchant card servicing business for $4.8 million during the first quarter of 2013. Consequently, we terminated an agreement with our existing merchant processor and incurred a termination fee of $1.7 million. As a result of this transaction, we recognized a gain of $3.1 million in the first quarter of 2013. In conjunction with the sale of the merchant card servicing business, we entered into a marketing and sales alliance agreement with the purchaser for an initial term of ten years. The agreement provides that we will actively market and refer our customers to the purchaser and in return will receive a share of the future revenue. Future revenue is dependent on the number of referrals, number of new merchant accounts and volume of activity.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three month periods ended March 31, 2013 and 2012. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.

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

Future Factors include:

•	changes in interest rates, spreads on interest-earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;
•	a prolonged period of low interest rates;
•	credit losses;
•	an interruption or breach in security of our information systems;
•	rapid technological developments and changes;
•	access to capital in the amounts, at the times and on the terms required to support our future businesses;
•	legislation affecting the financial services industry as a whole, and/or S&T Bancorp, Inc., or S&T, in particular, including the effects of the Dodd-Frank Act;
•	regulatory supervision and oversight, including required capital levels, and public policy changes, including environmental regulations;
•	increasing price and product/service competition, including new entrants;
•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;
•	deterioration of the housing market and reduced demand for mortgages;
•	containing costs and expenses;
•	reliance on large customer relationships;
•	the outcome of pending and future litigation and governmental proceedings;
•	managing our internal growth and acquisitions;
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

•

a deterioration in the overall macroeconomic conditions or the state of the banking industry may warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; and

•

a continuation of recent turbulence in significant portions of the global financial and real estate markets could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities and indirectly, by affecting the economy generally.

These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate fluctuations and other Future Factors.

Critical Accounting Policies and Estimates

Our critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2013 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $4.5 billion at March 31, 2013. We provide a full range of financial services through offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson, Washington and Westmoreland counties of Pennsylvania and one loan production office in Akron, Ohio. We provide full service retail and commercial banking products as well as cash management services, insurance, estate planning and administration, employee benefit plan investment management and administration, corporate services and other fiduciary services. Our common stock trades on the Nasdaq Global Select Market under the symbol “STBA.”

We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and other operating costs such as: salaries and employee benefits, data processing, occupancy and tax expense.

Our mission is to become the financial services provider of choice within Western Pennsylvania. We plan to do this by delivering exceptional service and value, one customer at a time. Our strategic plan focuses on growth through expansion, acquisition or organic growth. Our strategic plan includes a collaborative model that combines expertise from all of our business segments and focuses on satisfying each customer’s individual financial objectives.

During the first quarter, we successfully executed on our key strategic initiatives of loan growth and improving asset quality. Loan growth was strong at the end of 2012 and that momentum continued into the first quarter of 2013 with portfolio loans increasing $35.4 million. This growth was primarily in our Commercial Real Estate, or CRE, Commercial and Industrial, or C&I, and residential mortgage loan portfolios. Asset quality continued to improve during the first quarter of 2013 with nonperforming assets, or NPAs, decreasing $9.0 million, or 16 percent, from December 31, 2012.

We sold our merchant card servicing business during the first quarter resulting in a $3.1 million gain. While this was a successful business, we determined that it would be difficult to compete in this business in the future due to intense competition and technological advances. We entered into a marketing and sales alliance agreement with the purchaser for an initial term of ten years. Future revenue is dependent on the number of referrals, number of new merchant accounts and volume of activity. We are now able to offer a more robust suite of merchant related services through our partner while maintaining a relationship with our customers.

Our capital ratios improved and remain significantly above the “well capitalized” thresholds of federal bank regulatory agencies, with a leverage ratio of 9.42 percent, tier 1 risk-based capital ratio of 12.20 percent and total risk based capital ratio of 15.60 percent.

Our focus throughout 2013 will be on increasing loan growth to maintain our net interest margin, evaluating opportunities to increase fee income, improving asset quality and closely monitoring operating expenses. We continually strive to be well positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management regularly assesses our balance sheet, capital, liquidity and operation infrastructures in order to be positioned to take advantage of internal or acquisition growth opportunities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Earnings Summary

Net income available to common shareholders for the first quarter of 2013 was $12.3 million resulting in diluted earnings per common share of $0.41 compared to net income available to common shareholders of $3.5 million or $0.12 diluted earnings per common share in the first quarter of 2012. The improved performance was due to a decrease in the provision for loan loss, the gain on the sale of the merchant card servicing business and decreased expenses. Our provision for loan losses decreased $7.0 million to $2.3 million compared to $9.3 million for the first quarter of 2012. The decrease was driven by improved asset quality including a decline in loan charge-offs and substandard and nonperforming loans. Our total noninterest income increased $1.7 million to $14.8 million compared to $13.1 million in the first quarter of 2012. This increase was due to the sale of our merchant card servicing business resulting in a net gain of $3.1 million. Securities gains decreased $0.8 million due to the sale of one equity position in the first quarter of 2012. Our expenses decreased $1.2 million to $31.6 million from $32.8 million from the first quarter of 2012. The decrease in expenses was primarily due to $3.1 million less in merger related expenses, across various categories, that we incurred in the first quarter of 2012 compared to the first quarter of 2013. During the first quarter of 2012, we acquired Mainline, resulting in $3.9 million of merger related expenses. This compared to $0.8 million of merger related expenses in the first quarter of 2013 of which a majority related to the system conversion of Gateway Bank into S&T Bank. Gateway was acquired during the third quarter of 2012. Excluding the effect of merger related one-time costs, we did experience higher expenses in several categories, including salaries and employee benefits, net occupancy, other taxes and FDIC assessment as the results of the two acquisitions that occurred in 2012 were fully reflected in operations during the first quarter of 2013.

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

We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to a fully taxable equivalent basis in the table below for the three months ended March 31, 2013 and 2012.

Operating revenue is the sum of net interest income and noninterest income less one-time gains/losses and securities gains/losses. In order to understand the significance of net interest income to our business and operating results, we believe it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to

Three Months Ended March 31, 2012

Net Interest Income

Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 74 percent and 73 percent of operating revenue (net interest income plus noninterest income, excluding one-time gains/losses and security gains/losses) in the first quarter of 2013 and the first quarter of 2012, respectively. The level and mix of interest-earning assets and interest-bearing liabilities are managed by our Asset and Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to maintain an acceptable net yield on interest-earning assets (net interest margin) given the challenges of the current interest rate environment.

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

The following table reconciles interest income and interest rates per the Consolidated Statements of Comprehensive Income to net interest income and rates adjusted to a fully taxable-equivalent basis:

	For the Three Months Ended March 31,
(dollars in thousands)	2013	2012

Total interest income	$37,843	$39,140
Total interest expense	4,174	5,819

Net interest income per consolidated statements of comprehensive income	33,669	33,321
Adjustment to fully-taxable-equivalent basis	1,172	1,129

Net interest income (FTE) (non-GAAP)	$34,841	$34,450

Net interest margin	3.37%	3.57%
Adjustment to fully-taxable-equivalent basis	0.12%	0.12%

Net Interest Margin (FTE) (non-GAAP)	3.49%	3.69%

Income amounts are annualized for rate calculations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances, interest and yields earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate

ASSETS
Loans (1) (2)	$3,358,099	$35,730	4.32%	$3,135,517	$37,021	4.74%
Interest bearing deposits with banks	210,628	120	0.23%	231,241	114	0.20%
Securities/other (2)	478,248	3,165	2.65%	381,550	3,134	3.29%

Total Interest-earning Assets	4,046,975	39,015	3.91%	3,748,308	40,269	4.31%
Noninterest-earning assets	401,396			395,577

Total Assets	$4,448,371			$4,143,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	$1,622,229	$637	0.16%	$1,401,848	$615	0.18%
Certificates of deposit	1,043,147	2,565	1.00%	1,132,687	4,136	1.46%
Borrowed funds < 1 year	124,449	59	0.19%	112,944	57	0.20%
Borrowed funds > 1 year	120,104	913	3.08%	122,214	1,011	3.32%

Total Interest-bearing Liabilities	2,909,929	4,174	0.58%	2,769,693	5,819	0.84%
Noninterest-bearing liabilities:
Demand deposits	925,301			809,464
Shareholders’ equity/other	613,141			564,728

Total Liabilities and Shareholders’ Equity	$4,448,371			$4,143,885

Net Interest Income		$34,841			$34,450

Net Yield on Interest-earning Assets(1)			3.49%			3.69%

(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2) Tax-exempt income is on a FTE basis, including the dividend-received deduction for equity securities, using the statutory federal corporate income tax rate of 35 percent for 2013 and 2012.

Net interest income increased $0.4 million, or 1 percent, to $34.8 million compared to $34.4 million in the first quarter of 2012, while net interest margin declined 20 basis points to 3.49 percent compared to 3.69 percent in the first quarter of 2012. The low interest rate environment continues to be a challenge to our net interest income and net interest margin, as earning asset rates decreased faster than our ability to offset those decreases on the funding side.

Interest income decreased $1.3 million to $39.0 million for the first quarter of 2013 compared to $40.3 million in the first quarter of 2012. The decrease in interest income was primarily driven by a 42 basis point decrease in average loan yields to 4.32 percent compared to 4.74 percent in the first quarter of 2012. Partially offsetting the decrease in interest income due to the decline in average loan yields was an increase in average loans of $222.6 million from the first quarter of 2012. Average loans increased as a result of the effect of our two acquisitions that occurred in 2012 and stronger loan demand in our commercial loan portfolio in both the fourth quarter of 2012 and the first quarter of 2013. Average securities/other increased $96.7 million compared to the same period in the prior year; however, due to declining yields interest income was essentially unchanged. Overall, the fully taxable-equivalent yield on total interest-earning assets decreased 40 basis points to 3.91 percent in the first quarter of 2013 as compared to 4.31 percent in the same period in 2012.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Interest expense decreased $1.6 million to $4.2 million for the first quarter of 2013 compared to $5.8 million for the first quarter of 2012. The primary driver of the decrease in interest expense was the maturities of higher costing certificates of deposits, or CDs. Average CDs decreased by $89.5 million and NOW, money market and savings deposits increased by $220.4 million resulting in an average interest-bearing deposit increase of $130.8 million. The increase from $2.7 billion in interest-bearing deposits for the first quarter of 2013 as compared to $2.5 billion for the same period the prior year is mainly due to our two acquisitions that occurred in 2012. The cost of interest-bearing deposits was 0.49 percent, a decrease of 26 basis points from the first quarter of 2012 primarily due to the maturity of higher rate CDs and a shift to other lower costing interest-bearing deposits. Overall, the yield on interest-bearing liabilities decreased 26 basis points to 0.58 percent for the first quarter of 2013 as compared to 0.84 percent for the first quarter of 2012.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2013 Compared to March 31, 2012(2)
(in thousands)	Volume	Rate	Net

Interest earned on:
Loans (1)	$2,629	$(3,920)	$(1,291)
Interest bearing deposits with banks	(10)	16	6
Securities/other (1)	794	(763)	31

Total Interest-earning Assets	3,413	(4,667)	(1,254)

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW/money market/savings	97	(75)	22
Certificates of deposit	(327)	(1,244)	(1,571)
Borrowed funds < 1 year	6	(4)	2
Borrowed funds > 1 year	(17)	(81)	(98)

Total Interest-bearing Liabilities	(241)	(1,404)	(1,645)

Net Change (1)	$3,654	$(3,263)	$391

(1) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2013 and 2012.

(2) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses is the amount to be added to the allowance for loan losses, or ALL, after adjusting for charge-offs and recoveries to bring the ALL to a level considered appropriate to absorb probable losses inherent in the loan portfolio at March 31, 2013. The provision for loan losses decreased $7.0 million to $2.3 million compared to $9.3 million in the first quarter of 2012. The decrease in the provision is due to improving asset quality including decreases in loan charge-offs, nonperforming loans and substandard loans. Net loan charge-offs were down significantly to $2.9 million for the first quarter of 2013 compared to $10.3 million for the first quarter of 2012. Nonperforming loans, or NPLs, decreased 28 percent to $46.3 million at March 31, 2013 compared to $64.5 million at March 31, 2012. Specific reserves were $0.2 million compared to $6.0 million at March 31, 2012. Substandard and special mention assets have decreased $42.0 million, or 13 percent, from March 31, 2012. The ALL was 1.36 percent of total loans at March 31, 2013 compared to 1.49 percent at March 31, 2012. Refer to “Allowance for Loan Losses” later in this MD&A for additional discussion.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Noninterest Income

	Three Months Ended March 31,
(in thousands)	2013	2012	$ Change

Securities gains, net	$2	$840	$(838)
Gain on sale of merchant card servicing business	3,093	—	3,093
Wealth management fees	2,576	2,419	157
Debit and credit card fees	2,451	2,667	(216)
Service charges on deposit accounts	2,448	2,408	40
Insurance fees	1,775	1,691	84
Mortgage banking	482	671	(189)
Other	1,979	2,373	(394)

Total Noninterest Income	$14,806	$13,069	$1,737

Noninterest income increased $1.7 million, or 13 percent, to $14.8 million for the first quarter of 2013 compared to the first quarter of 2012. The primary driver of the increase was a gain on the sale of our merchant card servicing business which was offset by lower security gains and lower other noninterest income.

We sold our existing merchant card servicing business for a one-time payment of $4.8 million and as a result incurred a termination fee of $1.7 million from our current merchant processor resulting in a net gain of $3.1 million. In conjunction with the sale of the merchant card servicing business, we entered into a marketing and sales alliance agreement with the purchaser. This agreement is for an initial term of ten years and provides us with a share of future revenue and incentives to refer new customers. The decrease in securities gains of $0.8 million was the result of a sale of one equity position during the first quarter of 2012, while there were no significant sales in the first quarter of 2013. Debit and credit cards fees decreased $0.2 million due in part to a $0.1 million decrease in merchant interchange as a result of the sale of our merchant card servicing business. Mortgage banking income decreased $0.2 million due to a decrease in the spread that we earn on selling these loans between the first quarter of 2012 and the first quarter of 2013. The $0.4 million decrease in other noninterest income is primarily due to a change in our commercial loan swap valuation of $0.2 million.

Noninterest Expense

	Three Months Ended March 31,
(in thousands)	2013	2012	$ Change

Salaries and employee benefits(1)	$16,012	$14,809	$1,203
Net occupancy(1)	2,164	1,784	380
Data processing(1)	1,933	1,615	318
Furniture and equipment	1,308	1,238	70
Other taxes	999	774	225
Professional services and legal(1)	972	1,538	(566)
Merger related expense	810	3,914	(3,104)
FDIC assessment	776	608	168
Marketing	689	742	(53)
Other noninterest expense(1)	5,953	5,761	192

Total Noninterest Expense	$31,616	$32,783	$(1,167)

(1) Excludes one-time merger related expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Noninterest expense decreased $1.2 million, or 3.6 percent, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to a $3.1 million decrease in merger related expenses offset by an increase of $1.2 million in salary and employee benefit expenses. Additionally, we experienced higher expenses in several categories due to the full integration of our two acquisitions that occurred in 2012.

In the first quarter of 2013, we incurred $0.8 million of merger related expenses for the data processing systems conversion of Gateway Bank into S&T Bank, which was a significant decrease from the first quarter of 2012 when we incurred $3.9 million of merger related expenses related to our acquisition of Mainline. Salaries and employee benefits increased $1.2 million from the first quarter of 2012 due to additional employees, annual merit increases and higher commissions. Approximately $0.6 million of the increase related to the addition of new employees resulting from our two acquisitions in the prior year. Annual merit increases resulted in $0.2 million of additional salary expense. Payroll commissions and incentives increased $0.4 million related to increased loan production and strong performance in other business lines. Partially offsetting these increases is a decrease of $0.2 million of pension expense compared to the first quarter of 2012. The decrease in pension expense resulted from a change in actuarial assumptions. Occupancy and other taxes increased primarily due to our two acquisitions in 2012. Data processing increased $0.3 million related to the annual increase with our third party data processor and additional expense relating to the outsourcing of our customer statements. The increase of $0.2 million in other noninterest expense is primarily attributable to an increase of $0.5 million in the provision for unfunded loan commitments as construction commitments have increased, partially offset with a decrease of $0.4 million in OREO expense. We also experienced a decrease of $0.6 million in professional services and legal due to additional external accounting and consulting charges that were incurred in the first quarter of 2012.

Provision for Income Taxes

The provision for income taxes increased $1.3 million to $2.2 million for the first quarter of 2013 compared to $0.9 million for the same period in the prior year, primarily due to a $10.2 million increase in pre-tax income. Our effective tax rate for the first quarter of 2013 decreased to 15.3 percent as compared to 19.7 percent for the first quarter of 2012. The decrease in the effective tax rate was primarily due to increased tax-exempt interest, higher tax credits and a nonrecurring tax benefit in the first quarter of 2013.

Financial Condition

March 31, 2013

Total assets remained at $4.5 billion at March 31, 2013 compared to December 31, 2012. Loan production was strong this quarter resulting in an increase to total portfolio loans of $35.4 million, or 1.1 percent. Our commercial loan portfolio grew by $39.2 million, or 1.6 percent, to $2.5 billion while our consumer loan portfolio decreased by $3.8 million, or 0.4 percent, to $931.1 million. We purchased additional securities this quarter resulting in an increase of $17.2 million, or 3.8 percent. Our core deposit base remains stable with total deposits of $3.6 billion at both March 31, 2013 and December 31, 2012. The $29.0 million increase in CDs was impacted by the purchase of $51.0 million of Certificate of Deposit Account Registry Services, or CDARS, One-Way Buy, or OWB, deposits during the first quarter of 2013. Other interest bearing deposits and noninterest bearing deposits decreased by $18.9 million and $9.9 million, respectively. Total shareholders’ equity increased by approximately $7.2 million compared to December 31, 2012, primarily due to net income exceeding dividends for the period.

Securities Activity

(in thousands)	March 31, 2013	December 31, 2012	$ Change

Obligations of U.S. government corporations and agencies	$230,763	$212,066	$18,697
Collateralized mortgage obligations of U.S. government corporations and agencies	51,986	57,896	(5,910)
Residential mortgage-backed securities of U.S. government corporations and agencies	47,555	50,623	(3,068)
Commercial mortgage-backed securities of U.S. government corporations and agencies	21,648	10,158	11,490
Obligations of states and political subdivisions	108,511	112,767	(4,256)

Debt Securities Available-for-Sale	460,463	443,510	16,953
Marketable equity securities	8,955	8,756	199

Total Securities Available-for-Sale	$469,418	$452,266	$17,152

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

We invest in various securities in order to provide a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Risks associated with various securities are managed and monitored by investment policies approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $17.2 million, or 3.8 percent, from December 31, 2012. The increase is due to the redeployment of cash into higher yielding assets.

On a quarterly basis, management evaluates the securities portfolios for other than temporary impairment, or OTTI, in accordance with the applicable accounting guidance for investments reported at fair value. There were no impairment charges in the first quarter of 2013.

Loan Composition

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans

Commercial
Commercial real estate	$1,479,796	43.8%	$1,452,133	43.4%
Commercial and industrial	806,205	23.8%	791,396	23.7%
Construction	164,874	4.9%	168,143	5.0%

Total Commercial Loans	2,450,875	72.5%	2,411,672	72.1%

Consumer
Residential mortgage	442,705	13.1%	427,303	12.7%
Home equity	416,524	12.3%	431,335	12.9%
Installment and other consumer	68,773	2.0%	73,875	2.2%
Construction	3,105	0.1%	2,437	0.1%

Total Consumer Loans	931,107	27.5%	934,950	27.9%

Total Portfolio Loan	3,381,982	100.0%	3,346,622	100.0%

Loans Held for Sale	2,580		22,499

Total Loans	$3,384,562		$3,369,121

The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as the overall economic climate can significantly impact a borrower’s ability to pay. Total portfolio loans increased $35.4 million, or 1.1 percent, to $3.4 billion at March 31, 2013 primarily due to organic loan growth in our CRE, C&I and residential loan portfolios. The increase in loans can be attributed to the execution of our strategic initiative to grow our loan portfolio by adding seasoned lenders to our staff and expanding our footprint into Northeast Ohio. During the first quarter of 2013, we added three lenders to our staff and we continue to actively recruit seasoned lenders. Additionally, the loan production office that we established in Northeast Ohio in the third quarter of 2012 is performing ahead of our expectations and we are in process of recruiting additional lenders in that market.

Total commercial loans have increased $39.2 million, or 1.6 percent, from December 31, 2012. CRE increased $27.7 million, or 1.9 percent, due to new loan originations and the transfers of construction loans. C&I loans increased $14.8 million, or 1.9 percent, due to new loan originations and increased utilization of lines of credit. Construction loans decreased $3.3 million as loan payoffs and transfers to CRE outpaced new loan originations.

Although commercial loans, including CRE, C&I and construction, can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. The loan-to-value policy guidelines for CRE loans are generally 65-85 percent.

Residential mortgages increased $15.4 million, or 3.6 percent, due to loan originations outpacing paydowns. In addition, we are retaining 10, 15 and 20 year residential real estate loans in our portfolio rather than selling these loans in the secondary market. Prior to the fourth quarter of 2012, we were selling 20 and 30 year mortgages. Home equity has decreased $14.8 million, or 3.4 percent, as payoffs have outpaced new loan originations.

Loans held for sale decreased $19.9 million due to a participation loan that was in process at December 31, 2012.

Residential mortgage lending continues to be a strategic focus through a centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that continued adherence to our conservative mortgage lending policies for portfolio loans will be as important in a gradually growing economy as it was during the downturn in recent years. The loan-to-value policy guideline is 80 percent for residential first lien mortgages. We may approve higher loan-to-value loans but generally with the appropriate private mortgage insurance coverage. Second lien positions may be assumed with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of the estimated fair value of the property. Portfolio loans require a maximum term of 20 years for traditional mortgages and 15 years with a maximum amortization term of 30 years for balloon payment mortgages. Balloon mortgages with terms of 10 years or less may have a maximum amortization term for up to 40 years. Combo mortgage loans consisting of a residential first mortgage and a home equity second mortgage are also available to creditworthy borrowers. We also originate and price loans for sale into the secondary market, primarily to Fannie Mae.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

We designate specific lower-yielding 1-4 family mortgages, generally those with over 20 year terms, to sell. The rationale for these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. During the fourth quarter of 2012, we began to retain within the loan portfolio 20 year mortgages that had been priced and underwritten using secondary market terms and guidelines. During the second quarter of 2011, we began to retain 10 and 15 year mortgages in our portfolio. During the three months ended March 31, 2013 and 2012, we sold $17.5 million and $18.0 million, respectively, of 1-4 family mortgages and currently service $326.1 million of secondary market mortgage loans to Fannie Mae at March 31, 2013. We intend to continue to sell 30 year loans to Fannie Mae in the future, especially during periods of lower interest rates.

Allowance for Loan Losses

We maintain an ALL at a level determined to be adequate to absorb estimated probable credit losses inherent within the loan portfolio as of the balance sheet date. Determination of an adequate ALL is subjective, as it requires estimations of the occurrence of future events, as well as the timing of such events, and it may be subject to significant changes from period to period. We continuously monitor our ALL methodology to ensure that it is responsive to the current economic environment. The ALL methodology for groups of homogeneous loans, known as the general reserve, is comprised of both a quantitative and qualitative analysis. Due to the economic environment over the past two years, we used a relatively shorter time horizon of four quarters to calculate our historic loss rates for all loan portfolios. Given that the credit quality has been improving in recent periods, the historic loss rates in certain portfolios have been decreasing to rates below what we believe is reflective of the inherent losses within these portfolios. As such, during the first quarter of 2013 we have lengthened the historic loss calculation for our CRE & C&I portfolios to consider eight quarters. After consideration of the loss calculations, management applies additional qualitative adjustments so that the ALL is reflective of the inherent losses that exist in the loan portfolio at the balance sheet date. The evaluation of the various components of the ALL requires considerable judgment in order to estimate inherent loss exposures.

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

Consumer real estate loans are secured by 1-4 family residences, including purchase money mortgages, first and second lien home equity loans and home equity lines of credit. The primary source of repayment for these loans is the income and assets of the borrower. The unemployment rate, as well as the state of the local housing market, had a significant impact on the risk determination since low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

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

Significant to our ALL is a higher mix of commercial loans. At March 31, 2013, approximately 87 percent of the ALL is related to the commercial loan portfolio, while commercial loans comprise 73 percent of our loan portfolio. Commercial loans have been more impacted by the economic slowdown in our markets. The ability of customers to repay commercial loans is more dependent upon the success of their business, continuing income and general economic conditions. Accordingly, the risk of loss is higher on such loans compared to consumer loans, which have incurred lower losses in our market.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following tables summarize the ALL and recorded investments in loans by category as of the dates presented:

	March 31, 2013
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$171	$24,271	$24,442	$35,224	$1,444,572	$1,479,796
Commercial and industrial	—	8,676	8,676	12,131	794,074	806,205
Commercial construction	—	6,603	6,603	16,939	147,935	164,874
Consumer real estate	—	5,259	5,259	9,399	852,935	862,334
Other consumer	—	956	956	96	68,677	68,773

Total	$171	$45,765	$45,936	$73,789	$3,308,193	$3,381,982

	December 31, 2012
	Allowance for Loan Losses			Portfolio Loans
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$1,226	$24,020	$25,246	$39,994	$1,412,139	$1,452,133
Commercial and industrial	1,002	6,757	7,759	13,283	778,113	791,396
Commercial construction	3	7,497	7,500	18,512	149,631	168,143
Consumer real estate	—	5,058	5,058	10,827	850,248	861,075
Other consumer	—	921	921	25	73,850	73,875

Total	$2,231	$44,253	$46,484	$82,641	$3,263,981	$3,346,622

	March 31, 2013	December 31, 2012

Ratio of net charge-offs to average loans outstanding	0.34%*	0.78%
Allowance for loan losses as a percentage of total loans	1.36%	1.38%
Allowance for loan losses to nonperforming loans	99%	85%

* Annualized

The balance in the ALL decreased $0.6 million to $45.9 million, or 1.36 percent, of total loans at March 31, 2013 as compared to $46.5 million, or 1.38 percent, of total loans at December 31, 2012. The slight decline in the ALL was due to a decrease in specific reserves for loans individually evaluated for impairment of $2.1 million offset by an increase in the reserve for loans collectively evaluated for impairment of $1.5 million. Specific reserves declined during the period as we charged off $2.0 million of the specific reserves that existed at December 31, 2012. There were no new impaired loans during the first quarter requiring a specific reserve. The general reserve increased $1.5 million primarily due to an increase in the C&I reserve of $1.9 million due to higher calculated historic loss rates. The commercial construction reserve decreased $0.9 million primarily due to a decrease in volume of special mention construction loans.

Overall asset quality continued to improve with decreases in loan charge-offs, NPLs and special mention and substandard loans from December 31, 2012. Net loan charge-offs for the first quarter of 2013 were $2.9 million compared to net charge-offs of $4.0 million in the fourth quarter of 2012. Substandard and special mention loans also decreased $48.0 million, or 14 percent, to $289.3 million from $337.1 million at December 31, 2012.

We determine loans to be impaired when based upon current information and events it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. Troubled debt restructurings, or TDRs, whether on accrual or nonaccrual status, are also classified as impaired loans. TDRs are loans where we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. These modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates, principal forgiveness and principal deferment. Generally these concessions are for a period of at least six months. Additionally, we classify loans where the debt obligation has been discharged through a Chapter 7 Bankruptcy and not reaffirmed by the borrower as TDRs.

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

As of March 31, 2013, we had $56.2 million in total TDRs, including $41.4 million that were accruing and $14.8 were on nonaccrual. During the first quarter of 2013 we had $3.0 million of new TDRs which were primarily a result of a bankruptcy filings resulting in discharged debt or the restructuring of payment terms. During the first quarter of 2013, we had one TDR for $0.2 million that met the above requirements for being placed back into accrual status.

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

Our allowance for lending-related commitments is computed using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments increased to $3.7 million at March 31, 2013 as compared to $3.0 million at December 31, 2012 due to the increase in the volume of commitments. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following summarizes nonperforming assets for the periods presented:

(in thousands)	March 31, 2013	December 31, 2012	$ Change

Nonaccrual Loans
Commercial real estate	$18,891	$20,972	$(2,081)
Commercial and industrial	4,078	5,496	(1,418)
Commercial construction	525	1,454	(929)
Residential mortgage	4,160	4,526	(366)
Home equity	3,621	3,312	309
Installment and other consumer	21	40	(19)
Consumer construction	218	218	—

Total Nonaccrual Loans	31,514	36,018	(4,504)

Nonaccrual Troubled Debt Restructurings
Commercial real estate	6,945	9,584	(2,639)
Commercial and industrial	1,302	939	363
Commercial construction	4,645	5,324	(679)
Residential mortgage	1,483	2,752	(1,269)
Home equity	401	341	60

Total Nonaccrual Troubled Debt Restructurings	14,776	18,940	(4,164)

Total Nonperforming Loans	46,290	54,958	(8,668)
OREO	627	911	(284)

Total Nonperforming Assets	$46,917	$55,869	$(8,952)

Asset Quality Ratios:

Nonperforming loans as a percent of total loans	1.37%	1.63%
Nonperforming assets as a percent of total loans plus OREO	1.39%	1.66%

Our policy is to place loans in all categories on nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing at March 31, 2013 or December 31, 2012.

NPAs decreased to $46.9 million compared to $55.9 million in the prior quarter. The significant decline is related to $6.3 million in NPL payoffs and $4.1 million in loan charge-offs. New NPL formation decreased to $2.3 million during the first quarter which was down from almost $6.0 million in the fourth quarter of 2012.

Deposits

(in thousands)	March 31, 2013	December 31, 2012	$ Change

Noninterest-bearing demand	$951,050	$960,980	$(9,930)
Interest-bearing demand	304,667	316,760	(12,093)
Money market	326,489	361,233	(34,744)
Savings	993,472	965,571	27,901
Certificates of deposit	1,062,886	1,033,884	29,002

Total Deposits	$3,638,564	$3,638,428	$136

        Deposits are a primary source of funds for us. We believe that our deposit base is stable and that we have the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. We participate in the Certificate of Deposit Account Registry Services, or CDARS, reciprocal and One-Way Buy, or OWB programs. The reciprocal program allows our customers to receive expanded Federal Deposit Insurance Corporation, or FDIC, coverage by placing multiple certificates of deposit at other CDARS member banks. We maintain deposits by accepting certificates of deposits from customers of CDARS member banks in the exact amount as our customers placed. Reciprocal deposits provide a stable and cost-effective source of funds with rates generally lower than traditional brokered deposits. Although reciprocal deposits are considered “brokered” under existing law, they tend to act more like core deposits, since we retain valuable customer relationships. We had $11.1 million and $9.8 million in CDARS reciprocal deposits at March 31, 2013 and December 31, 2012, respectively. We can also access the CDARS network to accept brokered certificates of deposit that are a part of the OWB program, which allows us to obtain large blocks of wholesale funding. Through the OWB program, funding is effectively purchased from insured depository institutions that are members of the CDARS deposit placement service. As of March 31, 2013 and December 31, 2012, we had $51.0 million and $1.9 million respectively in the CDARS OWB program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The issuance of brokered retail certificates of deposit and participation in the CDARS program is an ALCO strategy to increase and diversify funding sources.

Total deposits as of March 31, 2013 remained relatively unchanged from December 31, 2012. The low interest rate environment had an impact on our overall deposit mix as CD maturities shifted into our savings products. Offsetting this shift was $51.0 million of CDARS OWB deposits at March 31, 2013. Money market deposits decreased as our Wealth Management division shifted assets under management into higher earning investments for their clients. CDs of $100,000 and over were 11 percent and 10 percent of total deposits at March 31, 2013 and at December 31, 2012 respectively and primarily represent deposit relationships with local customers in our market area.

Borrowings

(in thousands)	March 31, 2013	December 31, 2012	$ Change

Securities sold under repurchase agreements, retail	$64,358	$62,582	$1,776
Short-term borrowings	50,000	75,000	(25,000)
Long-term borrowings	23,535	34,101	(10,566)
Junior subordinated debt securities	90,619	90,619	—

Total Borrowings	$228,512	$262,302	$(33,790)

Borrowings are an additional source of funding for us. Borrowings decreased $33.8 million from December 31, 2012. During the first quarter, we paid down short-term maturing borrowings of $25.0 million with the Federal Home Loan Bank which were replaced with deposits through the CDARS program. We had $10 million of long-term borrowings mature during the first quarter at an average interest rate of 3.49 percent.

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

Our primary funding and liquidity source is a stable deposit base. We believe that the bank has the ability to retain existing and attract new deposits, mitigating a funding dependency on other more volatile sources. Although deposits are the primary source of funds, we have identified various funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. These funding sources include a cushion of highly liquid assets, borrowing availability at the FHLB, Federal Funds lines with other financial institutions and access to the brokered certificates of deposit market including CDARs OWB deposits.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following summarizes risk-based capital amounts and ratios for S&T Bancorp, Inc. and S&T Bank:

(dollars in thousands)	Adequately Capitalized (1)	Well- Capitalized (2)	March 31, 2013		December 31, 2012
			Amount	Ratio	Amount	Ratio

S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$400,601	9.42%	$392,506	9.31%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	400,601	12.20%	392,506	11.98%
Total capital to risk-weighted assets	8.00%	10.00%	512,386	15.60%	504,041	15.39%

S&T Bank
Tier 1 leverage	4.00%	5.00%	$366,039	8.64%	$343,331	8.45%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	366,039	11.21%	343,331	10.88%
Total capital to risk-weighted assets	8.00%	10.00%	476,986	14.61%	452,906	14.35%

(1) For an institution to qualify as “adequately capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 8 percent, 4 percent and 4 percent respectively. At March 31, 2013, we exceeded those requirements.

(2)  For an institution to qualify as “well capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10 percent, 6 percent and 5 percent respectively. At March 31, 2013, we exceeded those requirements.

In October 2012, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $300 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2013, we had not issued any securities pursuant to the shelf registration statement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution’s earnings or capital. For most financial institutions, including S&T, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and shareholder value. However, excessive interest rate risk can threaten banks’ earnings, capital, liquidity and solvency. Our sensitivity to changes in interest rate movements are continually monitored by ALCO. ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analysis and simulations in order to avoid unacceptable earnings and market value fluctuations due to changes in interest rates.

Rate shock analyses results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 months of pretax net interest income. The base case and rate shock analyses are performed on a static balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses also assume an immediate parallel shift in market interest rates. Assumptions are currently modified in the decreasing rate shock analyses due to the very low level of interest rates. Rate shock analyses also incorporate management assumptions regarding the level of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of fixed rate loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over a 12 month horizon using rate shocks of +/- 300 basis points. Policy guidelines define the percent change in pretax net interest income by graduated risk tolerance levels of minimal, moderate and high.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – continued

The table below reflects the rate shock analyses and EVE results. Both are in the minimal risk tolerance level.

	March 31, 2013		December 31, 2012
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity

+300	9.6	20.0	8.2	23.2
+200	6.0	14.6	5.0	16.8
+100	2.5	8.0	2.0	9.1
- 100	(2.9)	(10.1)	(2.4)	(9.7)
- 200	(5.6)	(9.9)	(5.1)	(7.5)
- 300	(7.3)	(9.3)	(6.7)	(6.8)

The results from the rate shock and EVE analyses are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive balance sheet will differ depending upon the change in market interest rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in net interest income and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in net interest income and operating income. There was not a material change in our asset sensitive balance sheet position when comparing March 31, 2013 and December 31, 2012.

In addition to rate shocks and EVE, simulations are performed periodically to assess the sensitivity of scenario assumptions on pretax net interest income. Simulation analyses most often test for sensitivity to yield curve shape and slope changes, severe rate shocks, changes in prepayment assumptions and significant balance mix changes. Simulations indicate that an increase in rates, particularly if the yield curve steepens, will most likely result in an improvement in pretax net interest income. We realize that some of the benefit reflected in our scenarios may be offset by a change in the competitive environment and a change in product preference by our customers

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of March 31, 2013. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 25, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2013 and 2012, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three Months ended March 31, 2013 and 2012 and (iv) Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012 and (iv) Notes to Unaudited Consolidated Financial Statements.*

*	This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: April 30, 2013	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)