Form 10-Q
period 2013-06-30
S&T BANCORP INC
filed 2013-08-01
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Common Stock, $2.50 Par Value - 29,738,305 shares as of July 22, 2013

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
(dollars in thousands, except share and per share data)	(Unaudited)	(Audited)

ASSETS
Cash and due from banks, including interest-bearing deposits of $191,005 and $257,116 at June 30, 2013 and December 31, 2012, respectively	$247,432	$337,711
Securities available-for-sale, at fair value	479,821	452,266
Loans held for sale	3,185	22,499
Portfolio loans, net of unearned income	3,443,233	3,346,622
Allowance for loan losses	(46,105)	(46,484)

Portfolio loans, net	3,397,128	3,300,138

Bank owned life insurance	59,535	58,619
Premises and equipment, net	37,473	38,676
Federal Home Loan Bank and other restricted stock, at cost	13,959	15,315
Goodwill	175,820	175,733
Other intangible assets, net	4,506	5,350
Other assets	109,900	120,395

Total Assets	$4,528,759	$4,526,702

LIABILITIES
Deposits:
Noninterest-bearing demand	$947,747	$960,980
Interest-bearing demand	297,028	316,760
Money market	329,065	361,233
Savings	1,003,705	965,571
Certificates of deposit	1,071,083	1,033,884

Total Deposits	3,648,628	3,638,428

Securities sold under repurchase agreements	74,151	62,582
Short-term borrowings	125,000	75,000
Long-term borrowings	22,965	34,101
Junior subordinated debt securities	45,619	90,619
Other liabilities	65,544	88,550

Total Liabilities	3,981,907	3,989,280

SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—31,197,365 shares at June 30, 2013 and December 31, 2012 Outstanding—29,738,305 shares at June 30, 2013 and 29,732,209 shares at December 31, 2012	77,993	77,993
Additional paid-in capital	77,672	77,458
Retained earnings	453,258	436,039
Accumulated other comprehensive loss	(21,795)	(13,582)
Treasury stock (1,459,060 shares at June 30, 2013 and 1,465,156 shares at December 31, 2012, at cost)	(40,276)	(40,486)

Total Shareholders’ Equity	546,852	537,422

Total Liabilities and Shareholders’ Equity	$4,528,759	$4,526,702

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012

INTEREST INCOME
Loans, including fees	$35,765	$36,596	$70,810	$72,933
Investment securities:
Taxable	1,879	1,887	3,742	3,831
Tax-exempt	815	778	1,648	1,531
Dividends	94	109	196	215

Total Interest Income	38,553	39,370	76,396	78,510

INTEREST EXPENSE
Deposits	2,951	4,475	6,153	9,226
Borrowings and junior subordinated debt securities	1,006	1,076	1,978	2,144

Total Interest Expense	3,957	5,551	8,131	11,370

NET INTEREST INCOME	34,596	33,819	68,265	67,140
Provision for loan losses	1,023	7,023	3,330	16,296

Net Interest Income After Provision for Loan Losses	33,573	26,796	64,935	50,844

NONINTEREST INCOME
Securities gains, net	—	6	2	846
Debit and credit card fees	3,150	2,839	5,601	5,506
Wealth management fees	2,820	2,577	5,396	4,996
Service charges on deposit accounts	2,495	2,432	4,943	4,841
Insurance fees	1,643	1,519	3,418	3,210
Mortgage banking	911	705	1,393	1,376
Gain on sale of merchant card servicing business	—	—	3,093	—
Other	1,848	2,453	3,827	4,826

Total Noninterest Income	12,867	12,531	27,673	25,601

NONINTEREST EXPENSE
Salaries and employee benefits	14,725	14,641	30,792	31,113
Data processing	2,137	2,195	4,801	5,436
Net occupancy	1,958	1,832	4,127	3,616
Furniture and equipment	1,230	1,209	2,538	2,447
Professional services and legal	1,171	1,208	2,145	3,108
Other taxes	915	777	1,914	1,551
Marketing	793	655	1,482	1,397
FDIC assessment	707	719	1,483	1,327
Other	4,750	6,108	10,720	12,132

Total Noninterest Expense	28,386	29,344	60,002	62,127

Income Before Taxes	18,054	9,983	32,606	14,318
Provision for income taxes	3,951	1,383	6,173	2,238

Net Income	$14,103	$8,600	$26,433	$12,080

Earnings per share—basic	$0.47	$0.30	$0.89	$0.42
Earnings per share—diluted	$0.47	$0.30	$0.89	$0.42
Dividends declared per share	$0.15	$0.15	$0.30	$0.30

Comprehensive Income	$6,651	$9,297	$18,220	$12,799

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at January 1, 2012	$74,285	$52,637	$421,468	$(14,108)	$(43,756)	$490,526
Net income for six months ended June 30, 2012			12,080			12,080
Other comprehensive income (loss), net of tax				719		719
Cash dividends declared ($0.30 per share)			(8,556)			(8,556)
Common stock issued in acquisition (690,273 shares)	1,726	12,755				14,481
Treasury stock issued for restricted awards (118,030 shares, net of 3,863 forfeitures)			(2,261)		3,174	913
Recognition of restricted stock compensation expense		443				443
Tax expense from stock-based compensation		(30)				(30)

Balance at June 30, 2012	$76,011	$65,805	$422,731	$(13,389)	$(40,582)	$510,576

Balance at January 1, 2013	$77,993	$77,458	$436,039	$(13,582)	$(40,486)	$537,422
Net income for six months ended June 30, 2013			26,433			26,433
Other comprehensive (loss) income, net of tax				(8,213)		(8,213)
Cash dividends declared ($0.30 per share)			(8,918)			(8,918)
Treasury stock issued for restricted awards (22,189 shares, net of 16,093 forfeitures)			(296)		210	(86)
Recognition of restricted stock compensation expense		261				261
Tax expense from stock-based compensation		(47)				(47)

Balance at June 30, 2013	$77,993	$77,672	$453,258	$(21,795)	$(40,276)	$546,852

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2013	2012

OPERATING ACTIVITIES
Net income	$26,433	$12,080
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,330	16,296
Provision for unfunded loan commitments	302	907
Depreciation and amortization	3,061	3,461
Net amortization of discounts and premiums	1,776	1,004
Stock-based compensation expense	254	478
Securities gains, net	(2)	(846)
Net gain on sale of merchant card servicing business	(3,093)	—
Tax expense from stock-based compensation	47	30
Mortgage loans originated for sale	(37,706)	(37,503)
Proceeds from the sale of loans	57,667	38,676
Gain on the sale of loans, net	(647)	(599)
Net (increase) decrease in interest receivable	(1,222)	915
Net decrease in interest payable	(1,241)	(451)
Net decrease in other assets	17,243	3,776
Net (decrease) increase in other liabilities	(20,981)	4,187

Net Cash Provided by Operating Activities	45,221	42,411

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(66,495)	(53,281)
Proceeds from maturities, prepayments and calls of securities available-for-sale	23,240	50,194
Proceeds from sales of securities available-for-sale	94	63,004
Net proceeds from the redemption of Federal Home Loan Bank stock	1,356	1,850
Net (increase) decrease in loans	(103,846)	44,402
Purchases of premises and equipment	(1,400)	(1,562)
Proceeds from the sale of premises and equipment	576	28
Net cash acquired from bank acquisitions	—	4,859
Proceeds from the sale of merchant card servicing business	4,750	—

Net Cash (Used in) Provided by Investing Activities	(141,725)	109,494

FINANCING ACTIVITIES
Net (decrease) increase in core deposits	(26,999)	127,656
Net increase (decrease) in certificates of deposit	36,842	(151,887)
Net increase in securities sold under repurchase agreements	11,569	16,370
Net increase in short-term borrowings	50,000	—
Proceeds from long-term borrowings	—	4,311
Repayments of long-term borrowings	(11,136)	(7,964)
Repayment of junior subordinated debt	(45,000)	—
Purchase of treasury shares	(86)	(49)
Sale of treasury shares	—	962
Cash dividends paid to common shareholders	(8,918)	(8,556)
Tax expense from stock-based compensation	(47)	(30)

Net Cash Provided by (Used in) Financing Activities	6,225	(19,187)

Net (decrease) increase in cash and cash equivalents	(90,279)	132,718
Cash and cash equivalents at beginning of period	337,711	270,526

Cash and Cash Equivalents at End of Period	$247,432	$403,244

Supplemental Disclosures
Interest paid	$9,372	$11,821
Income taxes paid, net of refunds	5,155	—
Net assets acquired from Mainline, excluding cash and cash equivalents	—	3,817
Transfers to other real estate owned and other repossessed assets	$180	$469

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

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission, or SEC, on February 25, 2013. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly S&T’s financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

Recently Adopted Accounting Standards Updates

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires reporting the effect of significant reclassifications out of accumulated other comprehensive income by component on the respective line items in the income statement parenthetically or in the notes to the financial statements if the amounts being reclassified are required under GAAP to be reclassified in their entirety to net income. This ASU is effective for public companies prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012 and early adoption is permitted. We have elected the option of reporting in the notes to the financial statements. The adoption of ASU 2013-02 impacted only our disclosures and did not have an impact on our results of operations or financial position.

Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities in order to clarify the scope of ASU 2011-11, Disclosures About Offsetting Assets and Liabilities, issued in December 2011. ASU 2011-11 required entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU was issued to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under International Financial Reporting Standards, or IFRS. ASU 2013-01 clarified that ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale of repurchase agreements, and securities borrowing and securities lending arrangements, but does not apply to standard commercial contracts allowing either party to net in the event of default or to broker-dealer unsettled regular-way trades. Both ASUs are effective for public companies retrospectively for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2013-01 and ASU 2011-11 impacted only our disclosures and did not have an impact on our results of operations or financial position.

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

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Tax Credit Carryforward Exists

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Tax Credit Carryforward Exists. The ASU requires that entities should present an unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss, or NOL, or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. No new disclosures will be necessary. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU is expected to impact the presentation of our statement of financial position, but is not expected to have any impact on our results of operations.

NOTE 2. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of basic earnings per share with that of diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except shares and per share data)	2013	2012	2013	2012

Numerator for Earnings per Share—Basic:
Net income	$14,103	$8,600	$26,433	$12,080
Less: Income allocated to participating shares	36	37	81	55

Net Income Allocated to Shareholders	$14,067	$8,563	$26,352	$12,025

Numerator for Earnings per Share—Diluted:
Net income	$14,103	$8,600	$26,433	$12,080

Net Income Available to Shareholders	$14,103	$8,600	$26,433	$12,080

Denominators:
Weighted Average Shares Outstanding—Basic	29,654,018	28,791,207	29,637,825	28,485,810
Add: Dilutive potential shares	23,858	19,547	41,319	29,993

Denominator for Treasury Stock Method—Diluted	29,677,876	28,810,754	29,679,144	28,515,803

Weighted Average Shares Outstanding—Basic	29,654,018	28,791,207	29,637,825	28,485,810
Add: Average participating shares outstanding	74,994	123,522	91,530	129,707

Denominator for Two-Class Method—Diluted	29,729,012	28,914,729	29,729,355	28,615,517

Earnings per share—basic	$0.47	$0.30	$0.89	$0.42
Earnings per share—diluted	$0.47	$0.30	$0.89	$0.42
Warrants considered anti-dilutive excluded from dilutive potential shares	517,012	517,012	517,012	517,012
Stock options considered anti-dilutive excluded from dilutive potential shares	629,570	750,653	642,499	752,770
Restricted stock considered anti-dilutive excluded from dilutive potential shares	51,136	66,422	50,211	64,673

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

Recurring Basis

Securities Available-for-Sale

Securities available-for-sale include both debt and equity securities. We obtain fair values for debt securities from a third-party pricing service, which utilizes several sources for valuing fixed-income securities. We validate prices received from our pricing service through comparison to a secondary pricing service and broker quotes. We review the methodologies of the pricing service which provides us with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of our securities. The market evaluation sources for debt securities include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

Junior Subordinated Debt Securities

The variable rate junior subordinated debt securities reprice quarterly and the fair values are based on the carrying values.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at June 30, 2013 and December 31, 2012. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	June 30, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$—	$232,856	$—	$232,856
Collateralized mortgage obligations of U.S. government corporations and agencies	—	47,336	—	47,336
Residential mortgage-backed securities of U.S. government corporations and agencies	—	53,687	—	53,687
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	30,547	—	30,547
Obligations of states and political subdivisions	—	106,320	—	106,320
Marketable equity securities	188	8,887	—	9,075

Total securities available-for-sale	188	479,633	—	479,821
Trading securities held in a Rabbi Trust	3,063	—	—	3,063

Total securities	3,251	479,633	—	482,884
Derivative financial assets:
Interest rate swaps	—	15,396	—	15,396
Forward sale contracts	—	357	—	357

Total Assets	$3,251	$495,386	$—	$498,637

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$15,327	$—	$15,327
Interest rate lock commitments	—	25	—	25

Total Liabilities	$—	$15,352	$—	$15,352

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

	December 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$—	$212,066	$—	$212,066
Collateralized mortgage obligations of U.S. government corporations and agencies	—	57,896	—	57,896
Residential mortgage-backed securities of U.S. government corporations and agencies	—	50,623	—	50,623
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	10,158	—	10,158
Obligations of states and political subdivisions	—	112,767	—	112,767
Marketable equity securities	140	8,316	300	8,756

Total securities available-for-sale	140	451,826	300	452,266
Trading securities held in a Rabbi Trust	2,223	—	—	2,223

Total securities	2,363	451,826	300	454,489
Derivative financial assets:
Interest rate swaps	—	23,748	—	23,748
Interest rate lock commitments	—	467	—	467

Total Assets	$2,363	$476,041	$300	$478,704

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$23,522	$—	$23,522
Forward sale contracts	—	48	—	48

Total Liabilities	$—	$23,570	$—	$23,570

We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market. The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine the fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012

Balance at beginning of period	$312	$500	$300	$462
Total gains included in other comprehensive income	32	56	44	94
Net purchases, sales, issuances and settlements	—	—	—	—
Transfers out of Level 3	(344)	—	(344)	—

Balance at end of period	$—	$556	$—	$556

(1) Changes in estimated fair value of available-for-sale investments are recorded in accumulated other comprehensive income/loss, while realized gains and losses from sales are recorded in security gains (losses), net in the Consolidated Statements of Comprehensive Income.

The $0.3 million transfer out of Level 3 moved into Level 2 as a result of an initial public offering. There were no Level 3 liabilities measured at fair value on a recurring basis for any of the periods presented.

We may be required to measure certain assets and liabilities on a nonrecurring basis. The following tables present our assets that are measured at estimated fair value on a nonrecurring basis by the fair value hierarchy level at June 30, 2013 and December 31, 2012. There were no liabilities measured at estimated fair value on a nonrecurring basis during these periods. Loans held for sale are recorded at the lower of cost or fair value. At December 31, 2012, we had no loans held for sale that were recorded at fair value.

	June 30, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Loans held for sale	$—	$—	$3,185	$3,185
Impaired loans	—	—	24,565	24,565
Other real estate owned	—	—	178	178
Mortgage servicing rights	—	—	2,689	2,689

Total Assets	$—	$—	$30,462	$30,462

	December 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Impaired loans	$—	$—	$44,059	$44,059
Other real estate owned	—	—	585	585
Mortgage servicing rights	—	—	2,106	2,106

Total Assets	$—	$—	$46,750	$46,750

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at June 30, 2013 and December 31, 2012 are presented in the following tables:

		Fair Value Measurements at June 30, 2013
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3

ASSETS
Cash and due from banks, including interest-bearing deposits	$247,432	$247,432	$247,432	$—	$—
Securities available-for-sale	479,821	479,821	188	479,633	—
Loans held for sale	3,185	3,185	—	—	3,185
Portfolio loans, net of unearned income	3,443,233	3,426,036	—	—	3,426,036
Bank owned life insurance	59,535	59,535	—	59,535	—
FHLB and other restricted stock	13,959	13,959	—	—	13,959
Trading securities held in a Rabbi Trust	3,063	3,063	3,063	—	—
Mortgage servicing rights	2,689	2,689	—	—	2,689
Interest rate swaps	15,396	15,396	—	15,396	—
Forward sale contracts	357	357	—	357	—

LIABILITIES
Deposits	$3,648,628	$3,651,607	$—	$—	$3,651,607
Securities sold under repurchase agreements	74,151	74,151	—	—	74,151
Short-term borrowings	125,000	125,000	—	—	125,000
Long-term borrowings	22,965	24,323	—	—	24,323
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	15,327	15,327	—	15,327	—
Interest rate lock commitments	25	25	—	25	—

(1) As reported in the Consolidated Balance Sheets

		Fair Value Measurements at December 31, 2012
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3

ASSETS
Cash and due from banks, including interest-bearing deposits	$337,711	$337,711	$337,711	$—	$—
Securities available-for-sale	452,266	452,266	140	451,826	300
Loans held for sale	22,499	22,601	—	—	22,601
Portfolio loans	3,346,622	3,347,602	—	—	3,347,602
Bank owned life insurance	58,619	58,619	—	58,619	—
FHLB and other restricted stock	15,315	15,315	—	—	15,315
Trading securities held in a Rabbi Trust	2,223	2,223	2,223	—	—
Mortgage servicing rights	2,106	2,106	—	—	2,106
Interest rate swaps	23,748	23,748	—	23,748	—
Interest rate lock commitments	467	467	—	467	—

LIABILITIES
Deposits	$3,638,428	$3,643,683	$—	$—	$3,643,683
Securities sold under repurchase agreements	62,582	62,582	—	—	62,582
Short-term borrowings	75,000	75,000	—	—	75,000
Long-term borrowings	34,101	36,235	—	—	36,235
Junior subordinated debt securities	90,619	90,619	—	—	90,619
Interest rate swaps	23,522	23,522	—	23,522	—
Forward sale contracts	48	48	—	48	—

(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE

The following tables indicate the composition of the securities available-for-sale portfolio as of the dates presented:

	June 30, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$232,784	$2,705	$(2,633)	$232,856
Collateralized mortgage obligations of U.S. government corporations and agencies	46,603	880	(147)	47,336
Residential mortgage-backed securities of U.S. government corporations and agencies	52,471	1,798	(582)	53,687
Commercial mortgage-backed securities of U.S. government corporations and agencies	31,587	—	(1,040)	30,547
Obligations of states and political subdivisions	106,669	1,552	(1,901)	106,320

Debt Securities	470,114	6,935	(6,303)	470,746
Marketable equity securities	7,579	1,496	—	9,075

Total	$477,693	$8,431	$(6,303)	$479,821

	December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$207,229	$4,890	$(53)	$212,066
Collateralized mortgage obligations of U.S. government corporations and agencies	56,085	1,811	—	57,896
Residential mortgage-backed securities of U.S. government corporations and agencies	47,279	3,344	—	50,623
Commercial mortgage-backed securities of U.S. government corporations and agencies	10,129	29	—	10,158
Obligations of states and political subdivisions	107,911	4,908	(52)	112,767

Debt Securities	428,633	14,982	(105)	443,510
Marketable equity securities	7,672	1,095	(11)	8,756

Total	$436,305	$16,077	$(116)	$452,266

Realized gains and losses on the sale of securities are determined using the specific-identification method. The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012

Gross realized gains	$—	$6	$2	$857
Gross realized losses	—	—	—	11

Net Realized Gains	$—	$6	$2	$846

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables indicate the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$116,064	$(2,633)	$—	$—	$116,064	$(2,633)
Collateralized mortgage obligations of U.S. government corporations and agencies	19,824	(147)	—	—	19,824	(147)
Residential mortgage-backed securities of U.S. government corporations and agencies	23,457	(582)	—	—	23,457	(582)
Commercial mortgage-backed securities of U.S. government corporations and agencies	30,547	(1,040)	—	—	30,547	(1,040)
Obligations of states and political subdivisions	50,835	(1,901)	—	—	50,835	(1,901)

Debt Securities	240,727	(6,303)	—	—	240,727	(6,303)
Marketable equity securities	—	—	—	—	—	—

Total Temporarily Impaired Securities	$240,727	$(6,303)	$—	$—	$240,727	$(6,303)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$11,370	$(53)	$—	$—	$11,370	$(53)
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	11,285	(52)	—	—	11,285	(52)

Debt Securities	22,655	(105)	—	—	22,655	(105)
Marketable equity securities	228	(11)	—	—	228	(11)

Total Temporarily Impaired Securities	$22,883	$(116)	$—	$—	$22,883	$(116)

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

We do not believe any individual unrealized loss as of June 30, 2013 represents an other than temporary impairment, or OTTI. As of June 30, 2013, the unrealized losses on thirty-eight debt securities were primarily attributable to changes in interest rates. There were no unrealized losses on marketable equity securities as of June 30, 2013. We do not intend to sell and it is not likely that we will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of their amortized cost.

Net unrealized gains of $1.4 million and $10.4 million were included in accumulated other comprehensive loss, net of tax, at June 30, 2013 and December 31, 2012, respectively. Gross unrealized gains of $5.5 million and $10.5 million, net of tax, were netted against gross unrealized losses of $4.1 million and $0.1 million, respectively, for these same periods. There were no unrealized losses reclassified into earnings to record OTTI during the period ended June 30, 2013 and minimal losses were reclassified into earnings to record OTTI during the period ended June 30, 2012.

The amortized cost and fair value of securities available-for-sale at June 30, 2013, by contractual maturity, are included in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
(dollars in thousands)	Amortized Cost	Fair Value

Obligations of U.S. government corporations and agencies, and obligations of states and political subdivisions

Due in one year or less	$49,853	$50,286
Due after one year through five years	134,486	136,613
Due after five years through ten years	73,704	71,660
Due after ten years	81,410	80,617

	339,453	339,176
Collateralized mortgage obligations of U.S. government corporations and agencies	46,603	47,336
Residential mortgage-backed securities of U.S. government corporations and agencies	52,471	53,687
Commercial Mortgage-backed securities of U.S. government corporations and agencies	31,587	30,547

Debt Securities	470,114	470,746
Marketable equity securities	7,579	9,075

Total	$477,693	$479,821

At June 30, 2013 and December 31, 2012, securities with carrying values of $295.3 million and $307.5 million, respectively, were pledged for various regulatory and legal requirements.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $0.7 million and $0.2 million at June 30, 2013 and December 31, 2012, respectively. The following table indicates the composition of the loans as of the dates presented:

(dollars in thousands)	June 30, 2013	December 31, 2012

Commercial
Commercial real estate	$1,501,491	$1,452,133
Commercial and industrial	826,696	791,396
Commercial construction	167,225	168,143

Total Commercial Loans	2,495,412	2,411,672

Consumer
Residential mortgage	463,446	427,303
Home equity	413,585	431,335
Installment and other consumer	67,983	73,875
Consumer construction	2,807	2,437

Total Consumer Loans	947,821	934,950

Total Portfolio Loans	3,443,233	3,346,622
Loans held for sale	3,185	22,499

Total Loans	$3,446,418	$3,369,121

We attempt to limit our exposure to credit risk by diversifying our loan portfolio and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by monitoring the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represent 72 percent of total portfolio loans at both June 30, 2013 and December 31, 2012. Within our commercial portfolio, the commercial real estate, or CRE, and commercial construction portfolios combined comprise 67 percent of total commercial loans and 48 percent of total portfolio loans at both June 30, 2013 and December 31, 2012. Further segmentation of the CRE and commercial construction portfolios by industry and collateral type reveal no concentration in excess of nine percent of total loans. The majority of both commercial and consumer loans are made to businesses and individuals in Western Pennsylvania resulting in a geographic concentration. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Management believes underwriting guidelines, active monitoring of economic conditions and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio. Only the CRE and commercial construction portfolios combined have any significant out-of-state exposure, with 20 percent of the combined portfolio and 10 percent of total loans being out-of-state loans at both June 30, 2013 and December 31, 2012. Included in this calculation are loans in Ohio, West Virginia, New York and Maryland which are contiguous states whereby economic and performance behavior are very similar to our footprint in Western Pennsylvania. Management has the knowledge and experience in these markets which are identified as in market lending opportunities for our organization.

Troubled Debt Restructurings, or TDRs, are loans where we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. We strive to identify borrowers in financial difficulty early and work with them to modify the terms before their loan reaches nonaccrual status. These modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates or principal deferment. While unusual there may be instances of principal forgiveness. These modifications are generally for longer term periods that would not be considered insignificant. Additionally, we classify loans where the debt obligation has been discharged through a Chapter 7 Bankruptcy and not reaffirmed as TDRs.

We individually evaluate all substandard commercial loans that experienced a forbearance or change in terms agreement, as well as all substandard consumer and residential mortgage loans that entered into an agreement to modify their existing loan to determine if they should be designated as TDRs.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

The following table summarizes the restructured loans as of the dates presented:

	June 30, 2013			December 31, 2012
(dollars in thousands)	Accruing TDRs	Nonaccruing TDRs	Total TDRs	Accruing TDRs	Nonaccruing TDRs	Total TDRs

Commercial real estate	$14,139	$8,679	$22,818	$14,220	$9,584	$23,804
Commercial and industrial	8,118	1,219	9,337	8,270	939	9,209
Commercial construction	11,503	4,507	16,010	11,734	5,324	17,058
Residential mortgage	3,151	1,430	4,581	3,078	2,752	5,830
Home equity	3,890	229	4,119	4,195	341	4,536
Installment and other consumer	139	—	139	24	—	24

Total	$40,940	$16,064	$57,004	$41,521	$18,940	$60,461

We returned no TDRs to accruing status during the three months ended June 30, 2013 and one TDR for $0.2 million to accruing status during the six months ended June 30, 2013. We did not return any TDRs to accruing status during the three months or six months ended June 30, 2012.

The following tables present the restructured loans for the three and six month periods ended June 30, 2013 and June 30, 2012:

	Three Months Ended June 30, 2013
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment

Commercial real estate
Principal forgiveness(2)	1	$4,339	$4,339	$—
Chapter 7 bankruptcy(3)	4	53	51	(2)

Commercial and industrial
Maturity date extension	1	751	751	—
Residential mortgage
Chapter 7 bankruptcy(3)	2	84	75	(9)
Home equity
Chapter 7 bankruptcy(3)	17	486	478	(8)

Total by Concession Type
Maturity date extension	1	751	751	—
Principal forgiveness(2)	1	4,339	4,339	—
Chapter 7 bankruptcy(3)	23	623	604	(19)

Total	25	$5,713	$5,694	$(19)

(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

(2) This loan had debt forgiveness of $0.1 million to the customer; however, the loan was previously charged off to a balance below the actual contractual balance.

(3) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

	Six Months Ended June 30, 2013
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment

Commercial real estate
Principal deferral	3	$1,541	$1,288	$(253)
Principal forgiveness(2)	1	4,339	4,339	—
Chapter 7 bankruptcy(3)	7	258	255	(3)

Commercial and industrial
Principal deferral	1	392	387	(5)
Maturity date extension	1	751	751	—
Chapter 7 bankruptcy(3)	1	3	3	—

Residential mortgage
Principal deferral	2	153	153	—
Chapter 7 bankruptcy(3)	8	353	344	(9)

Home equity
Principal deferral	1	174	45	(129)
Chapter 7 bankruptcy(3)	23	648	640	(8)

Installment and other consumer
Chapter 7 bankruptcy(3)	6	73	73	—

Total by Concession Type
Principal Deferral	7	2,260	1,873	(387)
Principal forgiveness(2)	1	4,339	4,339	—
Maturity date extension	1	751	751	—
Chapter 7 bankruptcy(3)	45	1,335	1,315	(20)

Total	54	$8,685	$8,278	$(407)

(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

(2) This loan had debt forgiveness of $0.1 million to the customer; however, the loan was previously charged off to a balance below the actual contractual balance.

(3) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

	Three and Six Months Ended June 30, 2012
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment

Commercial real estate
Maturity rate extension	1	160	157	(3)
Rate reduction	1	575	573	(2)

Commercial and industrial
Maturity date extension	2	2,576	2,480	(96)

Residential mortgage
Maturity date extension	1	475	464	(11)

Total by Concession Type
Maturity date extension	4	3,211	3,101	(110)
Rate reduction	1	575	573	(2)

Total	5	$3,786	$3,674	$(112)

(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

There were no new TDRs during the quarter ended March 31, 2012; therefore, the above chart represents both the three and six months ended June 30, 2012.

For the three months ended June 30, 2013, we modified two loans that were not considered to be TDRs, including a $2.6 million commercial and industrial, or C&I, line of credit and a $0.4 million commercial construction loan. For the six months ended June 30, 2013, we modified five loans that were not considered to be TDRs, including three C&I loans totaling $5.3 million and two commercial construction loans totaling $0.6 million. Modifications primarily represented insignificant delays in the timing of payments, concessions where we were adequately compensated through principal pay downs, fees or additional collateral or we concluded that no concession was granted. As of June 30, 2013 we have no commitments to lend additional funds on any TDRs.

Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. The following table is a summary of TDRs which defaulted during the three and six month periods ended June 30, 2013 and 2012, respectively, that had been restructured within the last twelve months prior to defaulting:

	Defaulted TDRs
	For the Three Months Ended June 30, 2013		For the Three Months Ended June 30, 2012
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment

Commercial real estate	—	$—	1	$59
Commercial and Industrial	—	—	—	—
Commercial construction	—	—	—	—
Residential real estate	2	46	1	450
Home equity	2	33	—	—

Total	4	$79	2	$509

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

	Defaulted TDRs
	For the Six Months Ended June 30, 2013		For the Six Months Ended June 30, 2012
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment

Commercial real estate	—	$—	1	$59
Commercial and Industrial	—	—	—	—
Commercial construction	—	—	3	2,659
Residential real estate	3	64	3	2,359
Home equity	4	151	—	—

Total	7	$215	7	$5,077

The following table is a summary of nonperforming assets as of the dates presented:

(dollars in thousands)	June 30, 2013	December 31, 2012

Nonperforming Assets
Nonaccrual loans	$21,819	$36,018
Nonaccrual TDRs	16,064	18,940

Total nonaccrual loans	37,883	54,958
OREO	408	911

Total Nonperforming Assets	$38,291	$55,869

OREO which is included in other assets in the Consolidated Balance Sheets consists of 8 properties. It is our policy to obtain OREO appraisals on an annual basis.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

Other Consumer—Loans made to individuals that may be secured by assets other than 1-4 family residences, as well as unsecured loans. This segment includes auto loans, unsecured loans and lines and credit cards. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.

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

We continuously monitor our ALL methodology to ensure that it is responsive to the current economic environment. The ALL methodology for groups of homogeneous loans, known as the general reserve, is comprised of both a quantitative and qualitative analysis. Due to the economic environment over the past two years, we used a relatively shorter time horizon of four quarters to calculate our historic loss rates for all loan portfolios. Given that credit quality has been improving in recent periods, the historic loss rates in certain portfolios have been decreasing to rates below what we believe is reflective of the inherent losses within these portfolios. As such, during the first quarter of 2013, we lengthened the historic loss calculation for our CRE and C&I portfolios to consider eight quarters. After consideration of the loss calculations, management applies additional qualitative adjustments so that the ALL is reflective of the inherent losses believed to exist in the loan portfolio at the balance sheet date. The evaluation of the various components of the ALL requires considerable judgment in order to estimate inherent loss exposures.

The following tables present the age analysis of past due loans segregated by class of loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans

Commercial real estate	$1,479,450	$1,093	$216	$20,732	$22,041	$1,501,491
Commercial and industrial	817,633	729	3,130	5,204	9,063	826,696
Commercial construction	162,116	334	—	4,775	5,109	167,225
Residential mortgage	457,151	1,363	1,467	3,465	6,295	463,446
Home equity	407,695	2,080	136	3,674	5,890	413,585
Installment and other consumer	67,599	265	86	33	384	67,983
Consumer construction	2,807	—	—	—	—	2,807

Totals	$3,394,451	$5,864	$5,035	$37,883	$48,782	$3,443,233

	December 31, 2012
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans

Commercial real estate	$1,418,934	$2,230	$413	$30,556	$33,199	$1,452,133
Commercial and industrial	780,315	4,409	237	6,435	11,081	791,396
Commercial construction	150,823	10,542	—	6,778	17,320	168,143
Residential mortgage	416,364	1,713	1,948	7,278	10,939	427,303
Home equity	424,485	2,332	865	3,653	6,850	431,335
Installment and other consumer	73,334	406	95	40	541	73,875
Consumer construction	2,219	—	—	218	218	2,437

Totals	$3,266,474	$21,632	$3,558	$54,958	$80,148	$3,346,622

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

The following tables summarize the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	June 30, 2013
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total

Pass	$1,371,327	91.3%	$753,972	91.2%	$128,498	76.8%	$2,253,797	90.3%
Special mention	64,370	4.3%	45,694	5.5%	21,355	12.8%	131,419	5.3%
Substandard	65,794	4.4%	27,030	3.3%	17,372	10.4%	110,196	4.4%

Total	$1,501,491	100.0%	$826,696	100.0%	$167,225	100.0%	$2,495,412	100.0%

	December 31, 2012
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total

Pass	$1,265,810	87.2%	$718,070	90.7%	$118,841	70.7%	$2,102,721	87.2%
Special mention	96,156	6.6%	42,016	5.3%	30,748	18.3%	168,920	7.0%
Substandard	90,167	6.2%	31,310	4.0%	18,554	11.0%	140,031	5.8%

Total	$1,452,133	100.0%	$791,396	100.0%	$168,143	100.0%	$2,411,672	100.0%

We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.

The following tables indicate the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	June 30, 2013
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total

Performing	$459,981	99.2%	$409,911	99.1%	$67,950	99.9%	$2,807	100.0%	$940,649	99.2%
Nonperforming	3,465	0.8%	3,674	0.9%	33	0.1%	—	—%	7,172	0.8%

Total	$463,446	100.0%	$413,585	100.0%	$67,983	100.0%	$2,807	100.0%	$947,821	100.0%

	December 31, 2012
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total

Performing	$420,025	98.3%	$427,682	99.2%	$73,835	99.9%	$2,219	91.1%	$923,761	98.8%
Nonperforming	7,278	1.7%	3,653	0.8%	40	0.1%	218	8.9%	11,189	1.2%

Total	$427,303	100.0%	$431,335	100.0%	$73,875	100.0%	$2,437	100.0%	$934,950	100.0%

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

We individually evaluate all substandard and nonaccrual commercial loans greater than $0.5 million for impairment. Loans are considered to be impaired when based upon current information and events it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. All TDRs are considered to be impaired loans and will be reported as an impaired loan for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is expected that the remaining principal and interest will be fully collected according to the restructured agreement. For all TDRs, regardless of size, as well as all other impaired loans, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate.

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With a related allowance recorded:
Commercial real estate	$2,037	$3,796	$64	$6,138	$6,864	$1,226
Commercial and industrial	—	—	—	1,864	2,790	1,002
Commercial construction	—	—	—	799	896	3
Consumer real estate	101	101	59	—	—	—
Other consumer	27	27	17	—	—	—

Total with a Related Allowance Recorded	2,165	3,924	140	8,801	10,550	2,231

Without a related allowance recorded:
Commercial real estate	27,846	38,427	—	33,856	45,953	—
Commercial and industrial	11,767	14,470	—	11,419	12,227	—
Commercial construction	16,278	25,474	—	17,713	27,486	—
Consumer real estate	8,598	9,945	—	10,827	12,025	—
Other consumer	112	114	—	25	25	—

Total without a Related Allowance Recorded	64,601	88,430	—	73,840	97,716	—

Total:
Commercial real estate	29,883	42,223	64	39,994	52,817	1,226
Commercial and industrial	11,767	14,470	—	13,283	15,017	1,002
Commercial construction	16,278	25,474	—	18,512	28,382	3
Consumer real estate	8,699	10,046	59	10,827	12,025	—
Other consumer	139	141	17	25	25	—

Total	$66,766	$92,354	$140	$82,641	$108,266	$2,231

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans for the periods presented:

	For the Three Months Ended
	June 30, 2013		June 30, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$2,084	$—	$5,918	$150
Commercial and industrial	—	—	910	4
Commercial construction	—	—	4,207	(3)
Consumer real estate	86	4	—	—
Other consumer	28	1	—	—

Total with a Related Allowance Recorded	2,198	5	11,035	151

Without a related allowance recorded:
Commercial real estate	30,956	174	43,695	337
Commercial and industrial	12,452	66	13,535	129
Commercial construction	16,376	87	24,314	189
Consumer real estate	8,708	156	7,087	40
Other consumer	114	2	—	—

Total without a Related Allowance Recorded	68,606	485	88,631	695

Total:
Commercial real estate	33,040	174	49,613	487
Commercial and industrial	12,452	66	14,445	133
Commercial construction	16,376	87	28,521	186
Consumer real estate	8,794	160	7,087	40
Other consumer	142	3	—	—

Total	$70,804	$490	$99,666	$846

	For the Six Months Ended
	June 30, 2013		June 30, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$3,282	$—	$5,228	$194
Commercial and industrial	—	—	2,328	9
Commercial construction	—	—	6,374	30
Consumer real estate	43	4	—	—
Other consumer	14	1	—	—

Total with a Related Allowance Recorded	3,339	5	13,930	233

Without a related allowance recorded:
Commercial real estate	31,181	415	45,517	647
Commercial and industrial	12,449	135	10,968	164
Commercial construction	16,854	221	22,714	337
Consumer real estate	9,194	215	6,869	61
Other consumer	106	2	—	—

Total without a Related Allowance Recorded	69,784	988	86,068	1,209

Total:
Commercial real estate	34,463	415	50,745	841
Commercial and industrial	12,449	135	13,296	173
Commercial construction	16,854	221	29,088	367
Consumer real estate	9,237	219	6,869	61
Other consumer	120	3	—	—

Total	$73,123	$993	$99,998	$1,442

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

As of June 30, 2013, CRE loans of $29.9 million comprised 45 percent of the total impaired loans of $66.8 million. These impaired loans are collateralized primarily by commercial real estate properties such as retail or strip malls, office buildings, hotels and various other types of commercial purpose properties. These loans are generally considered collateral dependent and charge-offs are recorded when a confirmed loss exists. Approximately $13.6 million of charge-offs have been recorded relating to these CRE loans over the life of these loans. It is our policy to order appraisals on an annual basis on impaired loans or sooner if facts and circumstances warrant otherwise. As of June 30, 2013, an estimated fair value less cost to sell of approximately $48.6 million existed for CRE impaired loans. We have current appraisals on all, but $5.1 million of the $29.9 million of impaired CRE loans. Approximately $4.3 million of the $5.1 million relates to one loan where an appraisal was delayed due to ongoing negotiations to modify the loan. The current appraisal is dated June 22, 2012 and a new appraisal has been ordered.

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended June 30, 2013
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$24,442	$8,676	$6,603	$5,259	$956	$45,936
Charge-offs	(1,170)	(563)	(54)	(743)	(399)	(2,929)
Recoveries	1,572	190	2	225	86	2,075

Net (Charge-offs)/ Recoveries	402	(373)	(52)	(518)	(313)	(854)
Provision for loan losses	(1,360)	820	(739)	1,914	388	1,023

Balance at End of Period	$23,484	$9,123	$5,812	$6,655	$1,031	$46,105

	Three Months Ended June 30, 2012
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$24,297	$11,864	$7,684	$3,162	$820	$47,827
Charge-offs	(2,464)	(2,471)	(3,016)	(447)	(218)	(8,616)
Recoveries	142	144	—	60	109	455

Net (Charge-offs)/ Recoveries	(2,322)	(2,327)	(3,016)	(387)	(109)	(8,161)
Provision for loan losses	2,721	2,337	1,270	626	69	7,023

Balance at End of Period	$24,696	$11,874	$5,938	$3,401	$780	$46,689

	Six Months Ended June 30, 2013
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$25,246	$7,759	$7,500	$5,058	$921	$46,484
Charge-offs	(2,809)	(1,923)	(443)	(1,237)	(651)	(7,063)
Recoveries	2,322	290	55	508	179	3,354

Net (Charge-offs)/ Recoveries	(487)	(1,633)	(388)	(729)	(472)	(3,709)
Provision for loan losses	(1,275)	2,997	(1,300)	2,326	582	3,330

Balance at End of Period	$23,484	$9,123	$5,812	$6,655	$1,031	$46,105

	Six Months Ended June 30, 2012
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$29,804	$11,274	$3,703	$3,166	$894	$48,841
Charge-offs	(5,574)	(3,968)	(8,291)	(960)	(478)	(19,271)
Recoveries	178	248	99	109	189	823

Net (Charge-offs)/ Recoveries	(5,396)	(3,720)	(8,192)	(851)	(289)	(18,448)
Provision for loan losses	288	4,320	10,427	1,086	175	16,296

Balance at End of Period	$24,696	$11,874	$5,938	$3,401	$780	$46,689

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the ALL and recorded investments in loans by category as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$64	$23,420	$23,484	$29,883	$1,471,608	$1,501,491
Commercial and industrial	—	9,123	9,123	11,767	814,929	826,696
Commercial construction	—	5,812	5,812	16,278	150,947	167,225
Consumer real estate	59	6,596	6,655	8,699	871,139	879,838
Other consumer	17	1,014	1,031	139	67,844	67,983

Total	$140	$45,965	$46,105	$66,766	$3,376,467	$3,443,233

	December 31, 2012
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$1,226	$24,020	$25,246	$39,994	$1,412,139	$1,452,133
Commercial and industrial	1,002	6,757	7,759	13,283	778,113	791,396
Commercial construction	3	7,497	7,500	18,512	149,631	168,143
Consumer real estate	—	5,058	5,058	10,827	850,248	861,075
Other consumer	—	921	921	25	73,850	73,875

Total	$2,231	$44,253	$46,484	$82,641	$3,263,981	$3,346,622

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

Pursuant to our agreements with various financial institutions, we may receive collateral or may be required to post collateral based upon mark-to-market positions. Beyond unsecured threshold levels, collateral in the form of cash or securities may be made available to counterparties of swap transactions. Based upon our current positions and related future collateral requirements relating to them, we believe any effect on its cash flow or liquidity position to be immaterial.

Derivatives contain an element of credit risk, the possibility that we will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by our Asset and Liability Committee, or ALCO, and derivatives with customers may only be executed with customers within collateral coverage and credit exposure limits. Interest rate swaps are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the fair value of the derivatives are recorded in current, earnings and included in other noninterest income in the Consolidated Statements of Comprehensive Income.

Interest Rate Lock Commitments and Forward Sale Contracts

In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan market. We offer interest rate lock commitments to potential borrowers. Whenever a customer requests these products, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. However, if the borrower accepts the guaranteed rate, we can encounter pricing risk if interest rates increase significantly before the loan can be closed and sold. We may utilize forward sale contracts in order to mitigate this pricing risk. The rate lock is executed between the mortgagee and us, and generally these rate locks

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

are bundled. A forward sale contract is then executed between us and the investor. Both the interest rate lock commitment bundle and the corresponding forward sale contract are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in mortgage banking in the Consolidated Statements of Comprehensive Income.

The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts—Commercial Loans
Fair value	$15,396	$23,748	$15,327	$23,522
Notional amount	229,123	227,532	229,123	227,532
Collateral posted	—	—	14,131	19,595
Interest Rate Lock Commitments—Mortgage Loans
Fair value	—	467	25	—
Notional amount	—	14,287	9,858	—
Forward Sale Contracts—Mortgage Loans
Fair value	357	—	—	48
Notional amount	11,235	—	—	14,100

Presenting offsetting derivatives that are subject to legally enforceable netting arrangements with the same party is permitted. For example, we may have a derivative asset as well as a derivative liability with the same counterparty to a swap transaction, and are permitted to offset the asset position and the liability position resulting in a net presentation.

The following table indicates the gross amounts of derivative assets and derivative liabilities, the amounts offset, and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

Derivatives not Designated as Hedging Instruments
Gross amounts recognized	$15,755	$24,262	$15,686	$24,036
Gross amounts offset	(359)	(514)	(359)	(514)

Net amounts presented in the Consolidated Balance Sheets	15,396	23,748	15,327	23,522
Gross amounts not offset	—	—	(14,131)	(19,595)

Net Amount	$15,396	$23,748	$1,196	$3,927

The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012

Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(27)	$43	$(156)	$183
Interest rate lock commitments—mortgage loans	(266)	306	(492)	372
Forward sale contracts—mortgage loans	381	(180)	405	(111)

Total Derivative Gain (Loss)	$88	$169	$(243)	$444

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. BORROWINGS

Short-term borrowings are for terms under one year and were comprised of retail repurchase agreements, or REPOs, and Federal Home Loan Bank, or FHLB, advances. We define repurchase agreements with our local retail customers as retail REPOs. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. FHLB advances are for various terms secured by a blanket lien on residential mortgages and other loans secured by real estate.

Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances and junior subordinated debt securities. Long-term FHLB advances have the same collateral requirements as their short-term equivalents.

We had total long-term borrowings outstanding of $19.6 million at a fixed rate and $48.7 million at a variable rate at June 30, 2013, excluding a capital lease of $0.2 million which is classified as long-term borrowings.

Information pertaining to borrowings is summarized in the table below as of the dates presented:

	June 30. 2013		December 31, 2012
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate

Short-term borrowings
Securities sold under repurchase agreements	$74,151	0.12%	$62,582	0.20%
Short-term borrowings	125,000	0.27%	75,000	0.19%

Total short-term borrowings	199,151	0.21%	137,582	0.19%

Long-term borrowings
Junior subordinated debt securities	45,619	2.73%	90,619	3.01%
Other long-term borrowings	22,965	3.02%	34,101	3.17%

Total long-term borrowings	68,584	2.83%	124,720	3.05%

Total borrowings	$267,735	0.88%	$262,302	1.55%

We had total borrowings at June 30, 2013 and December 31, 2012 at the FHLB of Pittsburgh of $147.7 million and $108.9 million, respectively. This consisted of $22.7 in long-term borrowings and $125.0 in short-term borrowings at June 30, 2013. At June 30, 2013, we had a maximum borrowing capacity of $1.3 billion, with a remaining borrowing availability of $1.2 billion with the FHLB of Pittsburgh.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event a customer does not satisfy the terms of their agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $3.3 million at June 30, 2013 and $3.0 million at December 31, 2012. The increase in the allowance for unfunded commitments is due to an increase in lending commitments. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

The following table sets forth the commitments and letters of credit as of the dates presented:

(dollars in thousands)	June 30, 2013	December 31, 2012

Commitments to extend credit	$940,357	$874,137
Standby letters of credit	81,389	95,399

Total	$1,021,746	$969,536

Litigation

In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims will not have a material adverse effect on our consolidated financial position.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 10. OTHER COMPREHENSIVE INCOME

The following tables show the tax effects of the components of other comprehensive income for the periods presented:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Change in unrealized gains/losses on securities available-for-sale	$(12,061)	$4,221	$(7,840)	$509	$(178)	$331
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income(1)	—	—	—	(6)	2	(4)
Adjustment to funded status of employee benefit plans	598	(210)	388	569	(199)	370

Other Comprehensive Income (Loss)	$(11,463)	$4,011	$(7,452)	$1,072	$(375)	$697

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

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Change in unrealized gains/losses on securities available-for-sale	$(13,829)	$4,840	$(8,989)	$815	$(285)	$530
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income(1)	(2)	1	(1)	(846)	296	(550)
Adjustment to funded status of employee benefit plans	1,196	(419)	777	1,137	(398)	739

Other Comprehensive Income (Loss)	$(12,635)	$4,422	$(8,213)	$1,106	$(387)	$719

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

The following table summarizes the components of net periodic pension cost and other changes in plan assets and benefit obligation recognized in other comprehensive gain/loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012

Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$708	$727	$1,416	$1,454
Interest cost on projected benefit obligation	996	1,076	1,992	2,152
Expected return on plan assets	(1,565)	(1,404)	(3,130)	(2,808)
Amortization of prior service cost (credit)	(34)	(33)	(68)	(65)
Recognized net actuarial loss	588	571	1,176	1,141

Net Periodic Pension Expense	$693	$937	$1,386	$1,874

NOTE 12. SEGMENTS

We manage three reportable operating segments including Community Banking, Insurance and Wealth Management.

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

The following represents total assets by reportable operating segment as of the dates presented:

(dollars in thousands)	June 30, 2013	December 31, 2012
Community Banking	$4,520,085	$4,518,799
Insurance	7,460	6,697
Wealth Management	1,214	1,206

Total Assets	$4,528,759	$4,526,702

The following tables provide financial information for our three segments for the three and six month periods ended June 30, 2013 and 2012. The financial results of the business segments include allocations for shared services based on an internal analysis that supports line of business performance measurement. Shared services include expenses such as employee benefits, occupancy expense, computer support and corporate overhead. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations if they existed as independent entities.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. SEGMENTS – continued

The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

	Three Months Ended June 30, 2013
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$38,505	$—	$135	$(87)	$38,553
Interest expense	4,663	—	—	(706)	3,957

Net interest income (expense)	33,842	—	135	619	34,596
Provision for loan losses	1,023	—	—	—	1,023
Noninterest income	8,467	1,349	2,812	239	12,867
Noninterest expense	21,786	1,105	2,389	1,797	27,077
Depreciation expense	876	12	8	—	896
Amortization of intangible assets	387	13	13	—	413
Provision (benefit) for income taxes	4,592	77	221	(939)	3,951

Net Income	$13,645	$142	$316	—	$14,103

	Three Months Ended June 30, 2012
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$39,020	$—	$104	$246	$39,370
Interest expense	6,008	—	—	(457)	5,551

Net interest income (expense)	33,012	—	104	703	33,819
Provision for loan losses	7,023	—	—	—	7,023
Noninterest income	8,670	1,293	2,570	(2)	12,531
Noninterest expense	22,902	1,268	2,271	1,479	27,920
Depreciation expense	971	12	8	—	991
Amortization of intangible assets	405	13	15	—	433
Provision (benefit) for income taxes	1,998	—	163	(778)	1,383

Net Income (Loss)	$8,383	$—	$217	$—	$8,600

	Six Months Ended June 30, 2013
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$76,194	$1	$273	$(72)	$76,396
Interest expense	9,454	—	—	(1,323)	8,131

Net interest income (expense)	66,740	1	273	1,251	68,265
Provision for loan losses	3,330	—	—	—	3,330
Noninterest income	18,823	2,947	5,386	517	27,673
Noninterest expense	46,427	2,552	4,878	3,468	57,325
Depreciation expense	1,795	22	16	—	1,833
Amortization of intangible assets	792	26	26	—	844
Provision (benefit) for income taxes	7,438	122	313	(1,700)	6,173

Net Income (Loss)	$25,781	$226	$426	$—	$26,433

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. SEGMENTS – continued

	Six Months Ended June 30, 2012
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$78,252	$1	$206	$51	$78,510
Interest expense	11,904	—	—	(534)	11,370

Net interest income (expense)	66,348	1	206	585	67,140
Provision for loan losses	16,296	—	—	—	16,296
Noninterest income	17,500	2,714	4,981	406	25,601
Noninterest expense	49,263	2,721	4,637	2,689	59,310
Depreciation expense	1,918	25	15	—	1,958
Amortization of intangible assets	803	26	30	—	859
Provision (benefit) for income taxes	3,724	(20)	232	(1,698)	2,238

Net Income (Loss)	$11,844	$(37)	$273	$—	$12,080

NOTE 13. SALE OF MERCHANT CARD SERVICING BUSINESS

We sold our merchant card servicing business for $4.8 million during the first quarter of 2013. Consequently, we terminated an agreement with our existing merchant processor and incurred deconversion and termination fees of $1.7 million. As a result of this transaction, we recognized a gain of $3.1 million in the first quarter of 2013. In conjunction with the sale of the merchant card servicing business, we entered into a marketing and sales alliance agreement with the purchaser for an initial term of ten years. The agreement provides that we will actively market and refer our customers to the purchaser and in return will receive a share of the future revenue. Future revenue is dependent on the number of referrals, number of new merchant accounts and volume of activity.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations as of and for the three and six month periods ended June 30, 2013 and 2012. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.

Important Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to” or other similar words. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in this Form 10-Q or the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to us at that time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Future Factors include:

•	changes in interest rates, spreads on interest-earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;
•	a prolonged period of low interest rates;
•	a rapid increase in interest rates;
•	credit losses;
•	an interruption or breach in security of our information systems;
•	rapid technological developments and changes;
•	access to capital in the amounts, at the times and on the terms required to support our future businesses;
•	legislation affecting the financial services industry as a whole, and/or S&T Bancorp, Inc., or S&T, in particular, including the effects of the Dodd-Frank Act;
•	regulatory supervision and oversight, including Basel III required capital levels, and public policy changes, including environmental regulations;
•	increasing price and product/service competition, including new entrants;
•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;
•	deterioration of the housing market and reduced demand for mortgages;
•	containing costs and expenses;
•	reliance on significant customer relationships;
•	the outcome of pending and future litigation and governmental proceedings;
•	managing our internal growth and acquisitions;
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

•

a deterioration in the overall macroeconomic conditions or the state of the banking industry may warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; and

•

a reemergence of turbulence in significant portions of the global financial and real estate markets could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities and indirectly, by affecting the economy generally.

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

Critical Accounting Policies and Estimates

Our critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2013 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $4.5 billion at June 30, 2013. We provide a full range of financial services through offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson, Washington and Westmoreland counties of Pennsylvania and one loan production office in Akron, Ohio. We provide full service retail and commercial banking products as well as cash management services, insurance, estate planning and administration, employee benefit plan investment management and administration, corporate services and other fiduciary services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”

We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.

Our mission is to become the financial services provider of choice within the markets that we serve. We plan to do this by delivering exceptional service and value, one customer at a time. Our strategic plan focuses on growth through expansion, acquisition and organic growth. Our strategic plan includes a collaborative model that combines expertise from all of our business segments and focuses on satisfying each customer’s individual financial objectives.

During the six months ended June 30, 2013, we successfully executed on our key strategic initiatives of loan growth and improving asset quality. Loan growth was strong in the first half of 2013 with portfolio loans increasing $96.6 million, or 2.9 percent, since December 31, 2012. This growth was primarily in our commercial real estate, or CRE, commercial and industrial, or C&I, and residential mortgage loan portfolios. Asset quality continued to improve during the first half of 2013 with nonperforming assets, or NPAs, decreasing $17.6 million, or 31 percent, from December 31, 2012. During the second quarter of 2013, we repaid $45.0 million of subordinated debt due to its diminishing regulatory capital benefit and the future positive impact on net interest income.

Our total risk-based capital ratio decreased by 109 basis points to 14.30 percent at June 30, 2013 from 15.39 percent at December 31, 2012, due to the above mentioned repayment of subordinated debt. Our other capital ratios improved and all remain significantly above the “well capitalized” thresholds of federal bank regulatory agencies, with a leverage ratio of 9.54 percent and tier 1 risk-based capital ratio of 12.28 percent.

Our focus throughout the second half of 2013 will be on loan growth to increase our net interest income, implementing opportunities to increase fee income, improving asset quality and closely monitoring operating expenses. We strive to be well positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management regularly assesses our balance sheet, capital, liquidity and operation infrastructure in order to be positioned to take advantage of internal or acquisition growth opportunities.

Earnings Summary

Net income for the three months ended June 30, 2013 was $14.1 million, or diluted earnings per share of $0.47, compared to $8.6 million, or $0.30, for the same period in 2012. Net income for the six months ended June 30, 2013 was $26.4 million, or diluted earnings per share of $0.89, compared to $12.1 million, or $0.42, for the same period in 2012. The significant improvement in net income for both the three and six months ended June 30, 2013 was primarily driven by a lower provision for loan losses.

Net interest income increased $0.8 million and $1.1 million for the three and six month periods ended June 30, 2013 compared to the same periods in 2012. Net interest income and net interest margin were positively impacted by a $0.5 million interest recovery on a previously charged-off loan partially offset by $0.1 million of expenses related to the repayment of $45.0 million of subordinated debt during the second quarter of 2013. Total average interest earning assets increased $168.8 million, or 4.3 percent, and $233.8 million, or 6.1 percent, for the three and six month periods ended June 30, 2013 compared to the same periods in the prior year. The increase was driven by higher average loans which is due to our two acquisitions in 2012 and organic loan growth. The increase in loan volume has mitigated the impact on net interest income resulting from the low interest rate environment. Further positively impacting net interest income is lower funding costs in both the three and six months ended June 30, 2013 compared to the same periods in 2012.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The provision for loan losses decreased $6.0 million and $13.0 million for the three and six month periods ended June 30, 2013 compared to the same periods in 2012. The decrease in the provision for loan losses is a result of the improving economic conditions which have positively impacted our asset quality metrics in all categories, including decreases in loan charge-offs, nonaccrual loans, special mention and substandard loans and the delinquency status of our loan portfolio. Net loan charge-offs decreased $7.3 million for the three months ended June 30, 2013 and $14.7 million for the six months ended June 30, 2013 compared to the same periods in 2012. Total special mention and substandard loans have decreased 14.7 percent over the last twelve months to $268.7 million at June 30, 2013.

Total noninterest income increased $0.3 million to $12.9 million for the three month period ended June 30, 2013 and increased $2.1 million to $27.7 million for the six month period ended June 30, 2013 compared to the same periods in 2012. Almost all categories of noninterest income increased for the three and six months ended June 30, 2013 compared to the same periods in the prior year with the exception of securities gains and other noninterest income. The decrease in other noninterest income of $0.6 million and $1.0 million for the three and six months ended June 30, 2013 was attributed to lower fee income on letters of credit and commercial loan swaps and lower bank owned life insurance, or BOLI, income. The significant increase in total noninterest income of $2.1 million for the six months ended June 30, 2013 was driven by the sale of our merchant card servicing business in the first quarter of 2013, resulting in a net gain of $3.1 million. This increase was offset by a gain on a sale of one equity security of $0.8 million in the first quarter of 2012.

Total noninterest expenses decreased $1.0 million to $28.4 million for the three month period ended June 30, 2013 and decreased $2.1 million to $60.0 million for the six month period ended June 30, 2013 compared to the same periods in 2012. The decrease in expense was primarily due to decreases in merger related expenses and other noninterest expense. One-time merger related expenses decreased by $0.3 million and $3.4 million in the three and six month periods ended June 30, 2013 compared to the same periods in 2012. Excluding the effect of merger related expenses, we experienced higher expenses in several categories, including net occupancy, other taxes and Federal Deposit Insurance Corporation, or FDIC, assessment resulting from the two acquisitions that occurred in 2012. Other noninterest expense decreased due to lower expense associated with other real estate owned, or OREO, and a decrease in the reserve for unfunded commitments.

Explanation of Use of Non-GAAP Financial Measures

In addition to the results of operations presented in accordance with GAAP, management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully taxable equivalent, or FTE, basis and operating revenue. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and its business and performance trends as they facilitate comparisons with the performance of others in the financial services industry. Although management believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

We believe the presentation of net interest income on a FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to a FTE basis in the next section for the three and six months ended June 30, 2013 and 2012.

Operating revenue is the sum of net interest income and noninterest income less one-time gains/losses and securities gains/losses. In order to understand the significance of net interest income to our business and operating results, we believe it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2013 Compared to

Three and Six Months Ended June 30, 2012

Net Interest Income

Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 73 percent of operating revenue (net interest income plus noninterest income, excluding one-time gains/losses and security gains/losses) for the three month periods ended June 30, 2013 and 2012 and 74 percent of operating revenue for the six month periods ended June 30, 2013 and 2012. The level and mix of interest-earning assets and interest-bearing liabilities

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

are managed by our Asset and Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin on interest-earning assets given the challenges of the current interest rate environment.

The interest income on interest-earning assets and the net interest margin are presented on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period. We believe this measure to be the preferred industry measurement of net interest income that provides a relevant comparison between taxable and non-taxable amounts.

The following table reconciles interest income and interest rates per the Consolidated Statements of Comprehensive Income to net interest income and rates adjusted to a FTE basis for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012

Total interest income	$38,553	$39,370	$76,396	$78,510
Total interest expense	3,957	5,551	8,131	11,370

Net interest income per consolidated statements of comprehensive income	34,596	33,819	68,265	67,140
Adjustment to FTE basis	1,169	1,129	2,341	2,258

Net Interest Income (FTE) (non-GAAP)	$35,765	$34,948	$70,606	$69,398

Net interest margin	3.40%	3.45%	3.38%	3.51%
Adjustment to FTE basis	0.11	0.12	0.12	0.12

Net Interest Margin (FTE) (non-GAAP)	3.51%	3.57%	3.50%	3.63%

Income amounts are annualized for rate calculations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans (1) (2)	$3,419,393	$36,459	4.28%	$3,203,349	$37,265	4.67%
Interest-bearing deposits with banks	186,265	132	0.28%	330,647	184	0.22%
Taxable investment securities (3)	365,799	1,866	2.04%	277,677	1,848	2.66%
Tax-exempt investment securities (2)	106,194	1,255	4.73%	90,625	1,197	5.28%
Federal Home Loan Bank and other restricted stock	12,420	10	0.31%	19,003	5	0.10%

Total Interest-earning Assets	4,090,071	39,722	3.89%	3,921,301	40,499	4.14%
Noninterest-earning assets	400,592			404,124

Total Assets	$4,490,663			$4,325,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$303,461	$18	0.02%	$303,535	$49	0.07%
Money market	327,733	112	0.14%	297,555	135	0.18%
Savings	1,001,258	452	0.18%	888,434	621	0.28%
Certificates of deposit	1,047,868	2,369	0.91%	1,146,931	3,671	1.28%
Securities sold under repurchase agreements	67,461	22	0.13%	50,353	21	0.16%
Short-term borrowings	71,429	44	0.25%	71,154	46	0.26%
Long-term borrowings	23,196	176	3.05%	34,534	280	3.25%
Junior subordinated debt securities	82,817	764	3.70%	90,619	728	3.23%

Total Interest-bearing Liabilities	2,925,223	3,957	0.54%	2,883,115	5,551	0.77%

Noninterest-bearing liabilities:
Demand deposits	946,862			864,437
Other liabilities	72,370			69,167
Shareholders’ equity	546,208			508,706

Total Liabilities and Shareholders’ Equity	$4,490,663			$4,325,425

Net Interest Income(2)		$35,765			$34,948

Net Interest Margin(2)			3.51%			3.57%

(1) Nonaccruing loans are included in the daily average loan amounts outstanding.

(2)  Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2013 and 2012.

(3)  Taxable investment income includes the dividend-received deduction for equity securities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans (1) (2)	$3,388,915	$72,190	4.30%	$3,169,433	$74,287	4.70%
Interest-bearing deposits with banks	198,379	252	0.25%	280,944	297	0.21%
Taxable investment securities(3)	359,622	3,731	2.07%	276,360	3,814	2.76%
Tax-exempt investment securities (2)	108,310	2,536	4.68%	89,057	2,356	5.29%
Federal Home Loan Bank and other restricted stock	13,415	28	0.42%	19,011	14	0.15%

Total Interest-earning Assets	4,068,641	78,737	3.90%	3,834,805	80,768	4.22%
Noninterest-earning assets	400,901			399,850

Total Assets	$4,469,542			$4,234,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$306,792	$37	0.02%	$298,261	$92	0.06%
Money market	332,961	237	0.14%	288,086	248	0.17%
Savings	987,616	945	0.19%	859,339	1,080	0.25%
Certificates of deposit	1,045,521	4,934	0.95%	1,139,809	7,806	1.37%
Securities sold under repurchase agreements	65,411	48	0.15%	43,983	33	0.15%
Short-term borrowings	66,298	78	0.24%	73,242	92	0.25%
Long-term borrowings	26,323	407	3.12%	33,065	550	3.34%
Junior subordinated debt securities	86,696	1,445	3.36%	90,619	1,469	3.25%

Total Interest-bearing Liabilities	2,917,618	8,131	0.56%	2,826,404	11,370	0.81%
Noninterest-bearing liabilities:
Demand deposits	936,141			836,950
Other liabilities	72,450			68,496
Shareholders’ equity/other	543,333			502,805

Total Liabilities and Shareholders’ Equity	$4,469,542			$4,234,655

Net Interest Income(2)		$70,606			$69,398

Net Interest Margin(2)			3.50%			3.63%

(1) Nonaccruing loans are included in the daily average loan amounts outstanding.

(2)  Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2013 and 2012.

(3)  Taxable investment income includes the dividend-received deduction for equity securities.

Net interest income on an FTE basis increased $0.8 million, or 2.3 percent, for the three months ended June 30, 2013 and $1.1 million, or 1.7 percent, for the six months ended June 30, 2013 while net interest margin on an FTE basis declined 6 basis points and 13 basis points for the same periods. The low interest rate environment continues to be a challenge to our net interest income and net interest margin, as earning asset rates decreased faster than our ability to offset those decreases on the liability side.

Interest income on an FTE basis decreased $0.8 million and $2.0 million to $39.7 million and $78.7 million for the three and six months ended June 30, 2013 compared to $40.5 million and $80.8 million for the same periods in 2012. The decrease in interest income is primarily driven by declining loan rates with a 39 basis point decrease for the three months ended June 30, 2013 compared to June 30, 2012 and a 40 basis point decline for the six months ended June 30, 2013 compared to June 30, 2012. The impact of lower loan rates on interest income was mitigated by increasing average loan balances of $216.0 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and an increase in average loans of $219.5 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Average loans increased as a result of the effect of our two acquisitions that occurred in 2012 and organic loan growth, primarily in our commercial loan portfolio. Further positively impacting interest income was a $0.5 million interest recovery in the second quarter of 2013. This interest recovery related to a previously charged off loan where a payment of $1.1 million was received and $0.6 million was applied to fully recover the principal and the remaining amount was recognized as recovered interest. Average securities increased $103.7 million and $102.5 million for the three months and six months ended June 30, 2013 compared to the same periods in the prior year. Overall, the FTE rate on total interest-earning assets decreased 25 basis points to 3.89 percent for the three months ended June 30, 2013 and decreased 32 basis points to 3.90 percent for the six months ended June 30, 2013 as compared to 4.14 percent and 4.22 percent for the same periods in 2012.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Interest expense decreased $1.6 million to $4.0 million for the three months ended June 30, 2013 compared to $5.6 million for the three months ended June 30, 2012 and decreased $3.3 million to $8.1 million for the six months ended June 30, 2013 compared to $11.4 million for the six months ended June 30, 2012. The decrease in interest expense was due to the maturity of higher costing certificates of deposits, or CDs. Average CDs decreased by $99.1 million and $94.3 million for the three and six month periods ended June 30, 2013, as the average of other interest-bearing deposits increased by $142.9 million and $181.7 million for the same periods, resulting in average interest-bearing deposit increases of $43.9 million and $87.4 million. The increase from $2.6 billion in average interest-bearing deposits for both the three and six month periods ended June 30, 2012 as compared with $2.7 billion in average interest-bearing deposits for the three and six month periods ended June 30, 2013 is mainly due to our two acquisitions in 2012. The cost of interest-bearing deposits was 0.44 percent and 0.46 percent for the three and six month periods ended June 30, 2013, a decrease of 24 basis points and 25 basis points from the three month and six month periods ended June 30, 2012 primarily due to the maturity of higher rate CDs and a shift to other lower cost interest-bearing deposits. Interest expense on average borrowings also decreased over both the three and six month periods ended June 30, 2013 compared to the same periods in 2012, by $0.1 million and $0.2 million due to the maturity of higher cost long-term borrowings. Overall, the cost of interest-bearing liabilities decreased 23 basis points and 25 basis points to 0.54 percent and 0.56 percent for the three and six month periods ended June 30, 2013 as compared to 0.77 percent and 0.81 percent for the three and six month periods ended June 30, 2012.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2013 Compared to June 30, 2012(2)			Six Months Ended June 30, 2013 Compared to June 30, 2012(2)
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Loans (1) (2)	$2,513	$(3,319)	$(806)	$5,144	$(7,241)	$(2,097)
Interest-bearing deposits with banks	(80)	28	(52)	(87)	42	(45)
Taxable investment securities(3)	586	(568)	18	1,149	(1,232)	(83)
Tax-exempt investment securities (2)	206	(148)	58	509	(329)	180
Federal Home Loan Bank and other restricted stock	(2)	7	5	(4)	18	14

Total Interest-earning Assets	3,223	(4,000)	(777)	6,711	(8,742)	(2,031)

Interest paid on:
Interest-bearing demand	—	(31)	(31)	3	(58)	(55)
Money market	14	(37)	(23)	39	(50)	(11)
Savings	79	(248)	(169)	162	(297)	(135)
Certificates of deposit	(317)	(985)	(1,302)	(647)	(2,225)	(2,872)
Securities sold under repurchase agreements	7	(6)	1	16	(1)	15
Short-term borrowings	—	(2)	(2)	(9)	(5)	(14)
Long-term borrowings	(92)	(12)	(104)	(112)	(31)	(143)
Junior subordinated debt securities	(63)	97	36	(63)	39	(24)

Total Interest-bearing Liabilities	(372)	(1,222)	(1,594)	(611)	(2,628)	(3,239)

Net Change in Net Interest Income	$3,595	$(2,778)	$817	$7,322	$(6,114)	$1,208

(1) Nonaccruing loans are included in the daily average loan amounts outstanding.

(2)  Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2013 and 2012.

(3)  Taxable investment income includes the dividend-received deduction for equity securities.

Provision for Loan Losses

The provision for loan losses is the amount to be added to the allowance for loan losses, or ALL, after adjusting for charge-offs and recoveries to bring the ALL to a level considered appropriate to absorb probable losses inherent in the loan portfolio at June 30, 2013. The provision for loan losses decreased $6.0 million to $1.0 million for the three months ended June 30, 2013 and decreased $13.0 million to $3.3 million for the six months ended June 30, 2013 compared to the same periods in 2012. The decrease in the provision for loan losses reflects the improving economic environment throughout 2013 which has resulted in significant improvements in our asset quality. Net loan charge-offs decreased $7.3 million to $0.9 million for the three months ended

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

June 30, 2013 compared to $8.2 million for the three months ended June 30, 2012 and decreased $14.7 million to $3.7 million for the six months ended June 30, 2013 compared to $18.4 million for the six months ended June 30, 2012. Nonaccrual loans decreased 45 percent to $37.9 million at June 30, 2013 compared to $69.1 million at June 30, 2012. Total special mention and substandard loans have decreased $46.4 million, or 15 percent, over the last twelve months to $268.7 million at June 30, 2013. The ALL was 1.34 percent of total loans at June 30, 2013 compared to 1.46 percent at June 30, 2012. Refer to “Allowance for Loan Losses” in the MD&A of this report for additional information.

Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Debit and credit card fees	$3,150	$2,839	$311	11.0	$5,601	$5,506	$95	1.7
Wealth management fees	2,820	2,577	243	9.4	5,396	4,996	400	8.0
Service charges on deposit accounts	2,495	2,432	63	2.6	4,943	4,841	102	2.1
Insurance fees	1,643	1,519	124	8.2	3,418	3,210	208	6.5
Mortgage banking	911	705	206	29.2	1,393	1,376	17	1.2
Gain on sale of merchant card servicing business	—	—	—	—	3,093	—	3,093	—
Securities gains, net	—	6	(6)	(100.0)	2	846	(844)	(99.8)
Other	1,848	2,453	(605)	(24.7)	3,827	4,826	(999)	(20.7)

Total Noninterest Income	$12,867	$12,531	$336	2.7	$27,673	$25,601	$2,072	8.1

Noninterest income increased $0.3 million, or 2.7 percent, and $2.1 million, or 8.1 percent, to $12.9 million and $27.7 million for the three and six month periods ended June 30, 2013 compared to the same periods in 2012. Almost all categories of noninterest income increased for the three and six months ended June 30, 2013 compared to the same periods in the prior year except for securities gains and other noninterest income.

The significant increase in total noninterest income of $2.1 million for the six months ended June 30, 2013 was driven by the sale of our merchant card servicing business in the first quarter of 2013. We sold our merchant card servicing business for $4.8 million and paid deconversion and termination fees of $1.7 million to the merchant processor resulting in a net gain of $3.1 million. In conjunction with the sale of the merchant card servicing business, we entered into a marketing and sales alliance agreement with the purchaser. The agreement is for an initial term of ten years and provides us with a share of future revenue and incentives to refer new customers. This agreement contributed to the increases in debit and credit card fee revenue for the three and six month periods ended June 30, 2013 over the same periods of 2012 by $0.3 million and $0.1 million. Our wealth management fees have increased $0.2 million and $0.4 million for the three and six months ended June 30, 2013, compared to the same periods in 2012 due to an increase in brokerage activity and higher assets under management. Assets under management have increased to $1.7 billion at June 30, 2013 compared to $1.6 billion at June 30, 2012. Our wealth management business continues to grow as we are seeing the benefits of additional resources added in this business line during 2012. Mortgage banking income increased $0.2 million for the three months ended June 30, 2013 due to the positive impact of increased interest rates on the valuation of mortgage servicing rights and mortgage commitments as compared to the same period in the prior year. The decrease in securities gains of $0.8 million for the six month period ended June 30, 2013 compared to the same period in 2012 was the result of a sale of one equity position during the first quarter of 2012, while there has been no significant sales activity in the first half of 2013. The decrease in other noninterest income of $0.6 million and $1.0 million for the three and six months ended June 30, 2013 was attributed to lower fee income on letters of credit and commercial loan swaps and lower BOLI income.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Salaries and employee benefits (1)	$14,725	$14,595	$130	0.9	$30,737	$29,316	$1,421	4.8
Net occupancy(1)	1,958	1,832	126	6.9	4,122	3,616	506	14.0
Data processing (1)	2,110	1,876	234	12.5	4,043	3,500	543	15.5
Furniture and equipment	1,230	1,209	21	1.7	2,538	2,447	91	3.7
Other taxes	915	777	138	17.8	1,914	1,551	363	23.4
Professional services and legal (1)	1,171	1,168	3	0.3	2,143	2,753	(610)	(22.2)
Merger related expense	28	341	(313)	(91.8)	838	4,255	(3,417)	(80.3)
FDIC assessment	707	719	(12)	(1.7)	1,483	1,327	156	11.8
Marketing	793	655	138	21.1	1,482	1,397	85	6.1
Other noninterest expense (1)	4,749	6,172	(1,423)	(23.1)	10,702	11,965	(1,263)	(10.6)

Total Noninterest Expense	$28,386	$29,344	$(958)	(3.3)	$60,002	$62,127	$(2,125)	(3.4)

(1) Excludes one-time merger related expense.

Noninterest expense decreased $1.0 million, or 3.3 percent, and $2.1 million, or 3.4 percent, to $28.4 million and $60.0 million, for the three and six month periods ended June 30, 2013 compared to the same periods in 2012. The decrease in noninterest expense was due to a significant decline in merger related and other noninterest expenses for both the three and six months ended June 30, 2013. Additionally, we experienced higher expenses in several categories during 2013 due to the full integration of our two acquisitions that occurred in 2012.

Merger expense was minimal for the three months ended June 30, 2013 and $0.8 million for the six months ended June 30, 2013 compared to $0.3 million and $4.3 million for the same periods in the prior year. In the first quarter of 2013, we incurred $0.8 million of merger related expense for the data processing system conversion of Gateway Bank into S&T Bank. We acquired Gateway Bank on August 8, 2012; however, the system conversion and merger into S&T Bank occurred on February 8, 2013.

Salaries and employee benefits increased $0.1 million and $1.4 million for the three and six month periods ended June 30, 2013 due to additional employees, annual merit increases and higher commissions. The increase of $1.4 million for the six months ended June 30, 2013 was primarily due to approximately $1.0 million of expense related to new employees resulting from our two acquisitions in the prior year and an increase in full time equivalents. Adding to the increase was our annual salary merit increase of $0.4 million and commission expense of $0.6 million for the six months ended June 30, 2013. Commission expense has increased due to increased loan production and strong performance in our other business lines. Offsetting these increases was a decrease in pension expense of $0.5 million resulting from a change in actuarial assumptions and a decrease of $0.2 million of stock compensation expense.

Occupancy, other taxes and the FDIC assessment increased primarily due to our two acquisitions in 2012. The increase of $0.1 million and $0.4 million in other taxes primarily relates to an additional shares tax obligation for Gateway Bank. Data processing increased $0.2 million and $0.5 million in the three and six month periods ended June 30, 2013 as compared to the same periods in 2012 due to the increased processing charges related to our acquisitions, the annual increase with our third party data processor and the implementation of software that significantly strengthens the authentication of our customers that use our online banking products. Professional services and legal expense were unchanged for the three months ended June 30, 2013 compared to the same period in the prior year and decreased $0.6 million for the six months ended June 30, 2013 compared to the same period in the prior year due to additional external accounting and consulting charges that were incurred in the first quarter of 2012.

Other noninterest expense decreased $1.4 million and $1.3 million for the three and six months ended June 30, 2013 as compared to the same periods in 2012. The decreases in other noninterest expense for both the three and six month periods were primarily due to decreases in the reserve for unfunded loan commitments and OREO expense. The reserve for unfunded commitments has decreased in both periods as a result of improving asset quality. The decreases in OREO expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2013 are due to a significant decline in OREO properties during 2013. As of June 30, 2013, we had only $0.4 million of OREO compared to $2.9 million at June 30, 2012.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Provision for Income Taxes

The provision for income taxes increased $2.6 million and $3.9 million to $4.0 million and $6.2 million for the three and six month periods ended June 30, 2013 compared to $1.4 million and $2.2 million for the same periods in the prior year, primarily due to $8.1 million and $18.3 million increases in pretax income. Our effective tax rate, inclusive of discrete items, for the six months ended June 30, 2013 increased to 18.9 percent as compared to 15.6 percent for six months ended June 30, 2012. The increase in the ETR was primarily due to increased taxable income partially offset by increased tax-exempt interest and a nonrecurring tax benefit in the first quarter of 2013.

Financial Condition

June 30, 2013

Total assets remained relatively unchanged at $4.5 billion at June 30, 2013 compared to December 31, 2012. Loan production was strong, resulting in an increase to total portfolio loans of $96.6 million, or 2.9 percent. Our commercial loan portfolio grew by $83.7 million, or 3.5 percent, to $2.5 billion while our consumer loan portfolio increased by $12.9 million, or 1.4 percent, to $947.8 million. Securities increased $27.6 million, or 6.1 percent, compared to December 31, 2012 due to the investment of cash into higher yielding securities. Our deposit base remains stable with total deposits of $3.6 billion at both June 30, 2013 and December 31, 2012. The $37.2 million increase in CDs was due to the issuance of $77.1 million of Certificate of Deposit Account Registry Services, or CDARS, One-Way Buy, or OWB, deposits during the first six months of 2013 offset by CD maturities. Junior subordinated debt securities and other long-term borrowings decreased by $56.1 million, primarily due to the repayment of $45.0 million of subordinated debt and $11.1 million of long-term borrowings during the six months ended June 30, 2013. Short-term borrowings increased $50.0 million resulting from the pay-off of the subordinated debt and long-term borrowings. Total shareholder’s equity increased by approximately $9.4 million, or 1.8 percent, compared to December 31, 2012. The increase was primarily due to net income of $26.4 million offset by $8.9 million in dividends and a charge to other comprehensive income of $8.2 million resulting from a decline in the market value of our available-for-sale securities for the period.

Securities Activity

(dollars in thousands)	June 30, 2013	December 31, 2012	$ Change

Obligations of U.S. government corporations and agencies	$232,856	$212,066	$20,790
Collateralized mortgage obligations of U.S. government corporations and agencies	47,336	57,896	(10,560)
Residential mortgage-backed securities of U.S. government corporations and agencies	53,687	50,623	3,064
Commercial mortgage-backed securities of U.S. government corporations and agencies	30,547	10,158	20,389
Obligations of states and political subdivisions	106,320	112,767	(6,447)

Debt Securities Available-for-Sale	470,746	443,510	27,236
Marketable equity securities	9,075	8,756	319

Total Securities Available-for-Sale	$479,821	$452,266	$27,555

We invest in various securities in order to provide a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risk that could negatively affect the level of liquidity available to us. Security purchases are subject to investment policies approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $27.6 million, or 6.1 percent, from December 31, 2012. The increase is due to the investment of cash into higher yielding assets offset by a decline in value of the bond portfolio due to the rise in interest rates.

On a quarterly basis, management evaluates the securities portfolio for other than temporary impairment, or OTTI. The bond portfolio had $6.3 million of unrealized losses at June 30, 2013 compared to $0.1 million at December 31, 2012. The significant increase in unrealized losses was a result of the increase in interest rates during the second quarter of 2013 and is not related to the underlying credit quality of the bond portfolio. There was no OTTI recorded in the three or six months ended June 30, 2013.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Loan Composition

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$1,501,491	43.6%	$1,452,133	43.4%
Commercial and industrial	826,696	24.0%	791,396	23.7%
Construction	167,225	4.9%	168,143	5.0%

Total Commercial Loans	2,495,412	72.5%	2,411,672	72.1%

Consumer
Residential mortgage	463,446	13.4%	427,303	12.7%
Home equity	413,585	12.0%	431,335	12.9%
Installment and other consumer	67,983	2.0%	73,875	2.2%
Construction	2,807	0.1%	2,437	0.1%

Total Consumer Loans	947,821	27.5%	934,950	27.9%

Total Portfolio Loans	3,443,233	100.0%	3,346,622	100.0%

Loans Held for Sale	3,185		22,499

Total Loans	$3,446,418		$3,369,121

Our loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as the overall economic climate can significantly impact a borrower’s ability to pay. Total portfolio loans increased $96.6 million, or 2.9 percent, since December 31, 2012, to $3.4 billion at June 30, 2013 primarily due to organic loan growth in our CRE, C&I and residential mortgage portfolios. The increase in loans can be attributed to the execution of our strategic initiative to grow our loan portfolio by adding seasoned lenders to our staff and the addition of a loan production office, or LPO, in Northeast Ohio. During the six months ended June 30, 2013, we added nine commercial lenders to our staff and we continue to actively recruit seasoned lenders. Additionally, the loan production office that we established in Northeast Ohio in the third quarter of 2012 is performing ahead of our expectations and we are in process of recruiting additional lenders in that market.

Total commercial loans have increased $83.7 million, or 3.5 percent, from December 31, 2012. CRE loans increased $49.4 million, or 3.4 percent, due to new loan originations and the transfers of construction loans into the CRE portfolio. C&I loans increased $35.3 million, or 4.5 percent, due to new loan originations and increased utilization of lines of credit. Constructions loans remain relatively unchanged.

Although commercial loans, including CRE, C&I and construction, can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, underwriting and continuous review. The loan-to-value policy guidelines for CRE loans are generally 65-85 percent.

Residential mortgages increased $36.1 million, or 8.5 percent, due to strong originations in the first six months of 2013. In addition, we are retaining 10, 15 and 20 year residential real estate loans in our portfolio rather than selling these loans in the secondary market. Prior to the fourth quarter of 2012, we were selling loans with terms of 20 years or more.

Residential mortgage lending continues to be a strategic focus through a centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that continued adherence to our conservative mortgage lending policies for portfolio loans will be as important in a growing economy as it was during the downturn in recent years. The loan-to-value policy guideline is 80 percent for residential first lien mortgages. We may approve higher loan-to-value loans, but generally with the appropriate private mortgage insurance coverage. Second lien positions may be assumed with home equity loans, but normally only to the extent that the combined credit exposure for both the first and second liens does not exceed 100 percent of the estimated fair value of the property. Portfolio loans are limited to a maximum term of 20 years for traditional mortgages and 15 years with a maximum amortization term of 30 years for balloon payment mortgages. Combo mortgage loans consisting of a residential first mortgage and a home equity second mortgage are also available to creditworthy borrowers. We also originate loans for sale into the secondary market, primarily to Fannie Mae.

Currently, we are selling 30 year mortgages into the secondary market. The rationale for these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. During the six months ended June 30, 2013 and 2012, we sold $35.6 million and $38.0 million of 1-4 family mortgages and currently service $324.0 million of secondary market mortgage loans sold to Fannie Mae at June 30, 2013. We intend to continue to sell 30 year loans to Fannie Mae in the future.

Loans held for sale decreased $19.3 million due to a participation loan that was in process at December 31, 2012.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Allowance for Loan Losses

We maintain an ALL at a level determined to be adequate to absorb estimated probable credit losses inherent within the loan portfolio as of the balance sheet date. Determination of an adequate ALL is subjective, as it requires estimations of the occurrence of future events, as well as the timing of such events, and it may be subject to significant changes from period to period. We continuously monitor our ALL methodology to ensure that it is responsive to the current economic environment. The ALL methodology for groups of homogeneous loans, known as the general reserve, is comprised of both a quantitative and qualitative analysis. Due to the economic environment over the past two years, we used a relatively shorter time horizon of four quarters to calculate our historic loss rates for all loan portfolios. Given that the credit quality has been improving in recent periods, the historic loss rates in certain portfolios have been decreasing to rates below what we believe is reflective of the inherent losses within these portfolios. As such, during the first quarter of 2013, we lengthened the historic loss calculation for our CRE and C&I portfolios to consider eight quarters. After consideration of the loss calculations, management applies additional qualitative adjustments so that the ALL is reflective of the inherent losses that exist in the loan portfolio at the historic balance sheet date. The evaluation of the various components of the ALL requires considerable judgment in order to estimate inherent loss exposures.

The methodology for determining the ALL has two main components: 1) evaluation and impairment tests of individual loans, and 2) evaluation of certain groups of homogeneous loans with similar risk characteristics.

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

Commercial construction loans are made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes. During the construction phase, a number of factors can result in delays and cost overruns. While the risk is generally confined to the construction and absorption periods, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or the value of the property securing the loan may not have sufficient value in a liquidation to cover the outstanding principal. There are also various risks depending on the type of project and the experience and resources of the developer.

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

At June 30, 2013, approximately 83.3 percent of the ALL was related to our commercial loan portfolio, while commercial loans comprised 72.5 percent of our loan portfolio. Commercial loans have been more impacted by the economic slowdown in our markets. The ability of customers to repay commercial loans is more dependent upon the success of their business, continuing income and general economic conditions. Accordingly, the risk of loss is higher on such loans compared to consumer loans, which have incurred lower losses in our market.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following tables summarize the ALL and recorded investments in loans by category for the dates presented:

	June 30, 2013
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$64	$23,420	$23,484	$29,883	$1,471,608	$1,501,491
Commercial and industrial	—	9,123	9,123	11,767	814,929	826,696
Commercial construction	—	5,812	5,812	16,278	150,947	167,225
Consumer real estate	59	6,596	6,655	8,699	871,139	879,838
Other consumer	17	1,014	1,031	139	67,844	67,983

Total	$140	$45,965	$46,105	$66,766	$3,376,467	$3,443,233

	December 31, 2012
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$1,226	$24,020	$25,246	$39,994	$1,412,139	$1,452,133
Commercial and industrial	1,002	6,757	7,759	13,283	778,113	791,396
Commercial construction	3	7,497	7,500	18,512	149,631	168,143
Consumer real estate	—	5,058	5,058	10,827	850,248	861,075
Other consumer	—	921	921	25	73,850	73,875

Total	$2,231	$44,253	$46,484	$82,641	$3,263,981	$3,346,622

	June 30, 2013	December 31, 2012

Ratio of net charge-offs to average loans outstanding	0.22%*	0.78%
Allowance for loan losses as a percentage of total loans	1.34%	1.38%
Allowance for loan losses to nonperforming loans	122%	85%

* Annualized

The balance in the ALL decreased $0.4 million to $46.1 million, or 1.34 percent, of total portfolio loans at June 30, 2013 as compared to $46.5 million, or 1.38 percent, of total portfolio loans at December 31, 2012. The slight decline in the ALL was due to a decrease in the reserves for loans individually evaluated for impairment of $2.1 million offset by an increase in the reserve for loans collectively evaluated for impairment of $1.7 million. Impaired loans decreased $15.9 million from December 31, 2012, primarily a result of loan paydowns. Further, new impaired loan formation has not been significant during 2013 with only $6.3 million of new impaired loans. The reserve for loans collectively evaluated for impairment increased $1.7 million primarily due to an increase in the C&I reserve of $2.4 million due to higher historic loss rates and increased loan volume. The commercial construction general reserve decreased $1.7 million primarily due to a decrease in volume of special mention construction loans. The reserve for loans collectively evaluated for impairment on the consumer real estate portfolio increased $1.5 million due to higher historic loss rates and additional qualitative reserve added during the quarter to reflect the current level of risk expected within this portfolio.

Overall asset quality continued to improve as a result of decreases in loan charge-offs, nonaccrual loans and special mention and substandard loans from December 31, 2012. Special mention and substandard loans decreased $68.4 million, or 20 percent, to $268.7 million at June 30, 2013, from $337.1 million at December 31, 2012.

We determine loans to be impaired when based upon current information and events, it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. Our methodology for evaluating whether a loan is impaired includes risk-rating credits on an individual basis and consideration of the borrower’s overall financial condition, payment record and available cash resources. In measuring impairment, we primarily look to the discounted cash flows of the credit itself or to the value of the collateral. We may consider the existence of guarantees and the financial strength of the guarantors involved. Guarantees may be considered as a source of repayment; however, absent a verifiable payment capacity, a guarantee alone would not be sufficient to avoid classifying the loan as impaired.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

Troubled debt restructurings, or TDRs, whether on accrual or nonaccrual status, are also classified as impaired loans. TDRs are loans where we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. These modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates or principal deferment. While unusual there may be instances of principal forgiveness. Generally these concessions are for a period of at least six months. Additionally, we classify loans where the debt obligation has been discharged through a Chapter 7 Bankruptcy and not reaffirmed by the borrower as TDRs.

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

As an example, consider a substandard commercial construction loan that is currently 90 days past due where the loan is restructured to extend the maturity date for a period longer than would be considered an insignificant period of time. The post-modification interest rate is not increased to correspond with the current credit risk of the borrower, and all other terms remain the same according to the original loan agreement. This loan will be considered a TDR as the borrower is experiencing financial difficulty and a concession has been granted. The loan will be reported as nonaccrual status and as an impaired loan and a TDR. In addition, the loan could be charged down to the fair value of the collateral if a confirmed loss exists. If the loan subsequently performs, by means of making on-time principal and interest payments according to the newly restructured terms for a period of six months, and it is expected that all remaining principal and interest will be collected according to the terms of the restructured agreement, the loan will be returned to accrual status and reported as an accruing TDR. The loan will remain an impaired loan for the remaining life of the loan since the interest rate was not adjusted to be equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with the comparable risk of a longer term.

As of June 30, 2013, we had $57.0 million in total TDRs, including $40.9 million that were accruing and $16.1 that were in nonaccrual status. During the six months ended June 30, 2013, we had $8.7 million of new TDRs with the most significant TDR of $4.3 million due to principal forgiveness of $0.1 million, a $0.8 million TDR related to a maturity date extension and others related to bankruptcy filings that were not reaffirmed resulting in discharged debt. During the six months ended June 30, 2013, we had one TDR for $0.2 million that met the above requirements for being placed back to accrual status.

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

Consumer unsecured loans and secured loans that are not secured by real estate are evaluated for charge-off after the loan becomes 90 days past due. Unsecured loans are fully charged-off and secured loans are charged-off to the estimated fair value of the collateral less the cost to sell. Consumer loans secured by real estate are evaluated for charge-off after the loan balance becomes 90 days past due and are charged down to the estimated fair value of the collateral less cost to sell.

Our allowance for lending-related commitments is computed using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments increased to $3.3 million at June 30, 2013 as compared to $3.0 million at December 31, 2012 due to an increase in the volume of commitments. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following summarizes nonperforming assets for the dates presented:

(dollars in thousands)	June 30, 2013	December 31, 2012	$ Change

Nonaccrual Loans
Commercial real estate	$12,053	$20,972	$(8,919)
Commercial and industrial	3,985	5,496	(1,511)
Commercial construction	268	1,454	(1,186)
Residential mortgage	2,035	4,526	(2,491)
Home equity	3,445	3,312	133
Installment and other consumer	33	40	(7)
Consumer construction	—	218	(218)

Total Nonaccrual Loans	21,819	36,018	(14,199)

Nonaccrual Troubled Debt Restructurings
Commercial real estate	8,679	9,584	(905)
Commercial and industrial	1,219	939	280
Commercial construction	4,507	5,324	(817)
Residential mortgage	1,430	2,752	(1,322)
Home equity	229	341	(112)

Total Nonaccrual Troubled Debt Restructurings	16,064	18,940	(2,876)

Total Nonaccrual Loans	37,883	54,958	(17,075)
OREO	408	911	(503)

Total Nonperforming Assets	$38,291	$55,869	$(17,578)

Asset Quality Ratios:

Nonperforming loans as a percent of total loans	1.10%	1.63%
Nonperforming assets as a percent of total loans plus OREO	1.11%	1.66%

Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing at June 30, 2013 or December 31, 2012.

NPAs decreased to $38.3 million at June 30, 2013 compared to $55.9 million at December 31, 2012. The significant decline is primarily related to $14.8 million in NPL payoffs and $7.1 million in loan charge-offs. New NPL formation was $6.8 million for the first six months of 2013.

Deposits

(dollars in thousands)	June 30, 2013	December 31, 2012	$ Change

Noninterest-bearing demand	$947,747	$960,980	$(13,233)
Interest-bearing demand	297,028	316,760	(19,732)
Money market	329,065	361,233	(32,168)
Savings	1,003,705	965,571	38,134
Certificates of deposit	1,071,083	1,033,884	37,199

Total Deposits	$3,648,628	$3,638,428	$10,200

Deposits are the primary source of funds for us. We believe that our deposit base is stable and that we have the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Total deposits increased $10.2 million at June 30, 2013 compared to December 31, 2012.

Noninterest-bearing demand and interest-bearing demand decreased $33.0 million at June 30, 2013 compared to December 31, 2012. The decrease in demand balances is not unusual when comparing point in time balances, particularly when comparing to December 31, 2012, as we typically experience an increase in business demand balances at year-end that tend to be temporary in nature. Money market deposits decreased $32.2 million at June 30, 2013 compared to December 31, 2012 mainly as a result of our Wealth Management division reallocating assets under management to other types of investments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The low interest rate environment had an impact on our overall deposit mix as CD maturities at higher rates shifted into our savings products. The $37.2 million increase in CDs was impacted by the addition of $77.1 million of CDARS OWB deposits and a $5.1 million brokered CD during the second quarter of 2013. Participation in the CDARS OWB program allows us to issue deposits from insured depository institutions that are members of the CDARS deposit placement service. The issuance of brokered certificates of deposit and participation in the CDARS OWB program is an ALCO strategy to increase and diversify funding sources. CDs of $100,000 and over increased to 12 percent compared to 10 percent of total deposits at June 30, 2013 and at December 31, 2012 with the increase primarily due to the addition of the CDARS OWB deposits.

Borrowings

(dollars in thousands)	June 30, 2013	December 31, 2012	$ Change

Securities sold under repurchase agreements, retail	$74,151	$62,582	$11,569
Short-term borrowings	125,000	75,000	50,000
Long-term borrowings	22,965	34,101	(11,136)
Junior subordinated debt securities	45,619	90,619	(45,000)

Total Borrowings	$267,735	$262,302	$5,433

Borrowings are an additional source of funding for us. Total borrowings have increased by $5.4 million from December 31, 2012. We repaid $45.0 million in junior subordinated debt during the second quarter of 2013 and had $10.0 million of long-term borrowings mature during the first six months of 2013. The junior subordinated debt was repaid because of its diminishing regulatory capital benefit and the future positive impact on net interest income. We replaced the funding with FHLB advances and deposits through the CDARS OWB program.

Information pertaining to short-term borrowings is summarized in the tables below for the dates presented and for the six month and twelve month periods ended June 30, 2013 and December 31, 2012.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	June 30, 2013	December 31, 2012
Balance at the period end	$74,151	$62,582
Average balance during the period	65,411	47,388
Average interest rate during the period	0.15%	0.17%
Maximum month-end balance during the period	$74,151	$62,582
Average interest rate at the period end	0.12%	0.20%

	Short-Term Borrowings
(dollars in thousands)	June 30, 2013	December 31, 2012

Balance at the period end	$125,000	$75,000
Average balance during the period	66,298	50,212
Average interest rate during the period	0.24%	0.24%
Maximum month-end balance during the period	$125,000	$75,000
Average interest rate at the period end	0.27%	0.19%

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Information pertaining to long-term borrowings is summarized in the tables below for the dates presented and for the six month and twelve month periods ended June 30, 2013 and December 31, 2012.

	Long-Term Borrowings
(dollars in thousands)	June 30, 2013	December 31, 2012

Balance at the period end	$22,965	$34,101
Average balance during the period	26,323	33,841
Average interest rate during the period	3.12%	3.26%
Maximum month-end balance during the period	$28,913	$40,669
Average interest rate at the period end	3.02%	3.17%

	Junior Subordinated Debt Securities
(dollars in thousands)	June 30, 2013	December 31, 2012

Balance at the period end	$45,619	$90,619
Average balance during the period	86,696	90,619
Average interest rate during the period	3.36%	3.21%
Maximum month-end balance during the period	$90,619	$90,619
Average interest rate at the period end	2.73%	3.01%

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

ALCO uses a variety of ratios and reports to monitor our liquidity position. ALCO monitors an asset liquidity ratio, which is defined as the sum of interest-bearing deposits with banks, unpledged securities and loans held for sale to total assets. In addition to the asset liquidity ratio, ALCO reviews cash flow projections and various balance sheet liquidity ratios. ALCO policy guidelines are in place for each ratio that defines graduated risk tolerance levels. If a ratio moves to high risk, specific actions are defined, such as increased monitoring or the development of an action plan to reduce the risk position.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following summarizes risk-based capital amounts and ratios for S&T Bancorp, Inc. and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized (1)	Well- Capitalized (2)	June 30, 2013		December 31, 2012
			Amount	Ratio	Amount	Ratio

S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$410,484	9.54%	$392,506	9.31%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	410,484	12.28%	392,506	11.98%
Total capital to risk-weighted assets	8.00%	10.00%	478,030	14.30%	504,041	15.39%

S&T Bank
Tier 1 leverage	4.00%	5.00%	$375,291	8.76%	$343,331	8.45%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	375,291	11.29%	343,331	10.88%
Total capital to risk-weighted assets	8.00%	10.00%	441,950	13.30%	452,906	14.35%

(1) For an institution to qualify as “adequately capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 8 percent, 4 percent and 4 percent. At June 30, 2013, we exceeded those requirements.

(2)  For an institution to qualify as “well capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10 percent, 6 percent and 5 percent. At June 30, 2013, we exceeded those requirements.

Our total risk based capital ratio decreased by 109 basis points to 14.30 percent at June 30, 2013 from 15.39 percent at December 31, 2012. The decrease was due to the repayment of $45.0 million of subordinated debt during the second quarter of 2013.

In October 2012, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $300 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2013, we had not issued any securities pursuant to the shelf registration statement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution’s earnings or capital. For most financial institutions, including S&T, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and shareholder value. However, excessive interest rate risk can threaten a bank’s earnings, capital, liquidity and solvency. Our sensitivity to changes in interest rate movements is continually monitored by ALCO. ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analysis and simulations in order to avoid unacceptable earnings and market value fluctuations due to changes in interest rates.

Rate shock analyses results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 months of pretax net interest income. The base case and rate shock analyses are performed on a static balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and also include management assumptions regarding the level of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of fixed rate loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over a 12 month horizon using rate shocks of +/- 300 basis points. Policy guidelines define the percent change in pretax net interest income by graduated risk tolerance levels of minimal, moderate and high. We have temporarily suspended the -200 and -300 basis point rate shock analyses. Due to the low interest rate environment we believe the impact to net interest income when evaluating the -200 and -300 basis point rate shock scenarios did not provide meaningful insight into our interest rate risk position.

In order to monitor interest rate risk beyond the 12 month time horizon of rate shocks, we also perform EVE analysis. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE rate change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analysis, EVE incorporates management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and core deposit behavior and value. S&T policy guidelines limit the change in EVE given changes in rates of +/- 300 basis points. Policy guidelines define the percent change in EVE by graduated risk tolerance levels of minimal, moderate and high. We have also temporarily suspended the EVE -200 and -300 basis point scenarios due to the low interest rate environment.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – continued

The table below reflects the rate shock analyses and EVE results. Both are in the minimal risk tolerance level.

	June 30, 2013		December 31, 2012
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity

+300	9.0	15.3	8.2	23.2
+200	5.5	11.3	5.0	16.8
+100	2.1	6.2	2.0	9.1
- 100	(3.5)	(10.6)	(2.4)	(9.7)

The results from the rate shock analyses are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive balance sheet will differ depending upon the change in market interest rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in net interest income and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in net interest income and operating income. As measured by rate shock analyses, there was not a material change in our asset sensitive balance sheet position when comparing June 30, 2013 and December 31, 2012.

When comparing the EVE results for June 30, 2013 and December 31, 2012 the percent change to EVE has decreased. The change in EVE is due to the increase in long term rates between June 30, 2013 and December 31, 2012. The increase in long term rates resulted in a higher June 30, 2013 base case EVE mainly as a result of higher core deposit values. With a higher base EVE at June 30, 2013 and a similar dollar change between the base case and rate change scenarios at June 30, 2013 and December 31, 2012 the result is a lower percent change.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of June 30, 2013. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months and Six Months ended June 30, 2013 and 2012, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Six Months ended June 30, 2013 and 2012 and (iv) Unaudited Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012 and (iv) Notes to Unaudited Consolidated Financial Statements.*

*	This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: July 31, 2013	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)