Form 10-Q
period 2013-09-30
S&T BANCORP INC
filed 2013-10-31
CIK 719220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Common Stock, $2.50 Par Value - 29,738,305 shares as of October 29, 2013

INDEX

S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
(dollars in thousands, except share and per share data)	(Unaudited)	(Audited)

ASSETS
Cash and due from banks, including interest-bearing deposits of $160,420 and $257,116 at September 30, 2013 and December 31, 2012, respectively	$234,928	$337,711
Securities available-for-sale, at fair value	488,162	452,266
Loans held for sale	3,695	22,499
Portfolio loans, net of unearned income	3,511,335	3,346,622
Allowance for loan losses	(47,983)	(46,484)

Portfolio loans, net	3,463,352	3,300,138

Bank owned life insurance	60,001	58,619
Premises and equipment, net	37,792	38,676
Federal Home Loan Bank and other restricted stock, at cost	15,049	15,315
Goodwill	175,820	175,733
Other intangible assets, net	4,128	5,350
Other assets	105,201	120,395

Total Assets	$4,588,128	$4,526,702

LIABILITIES
Deposits:
Noninterest-bearing demand	$974,262	$960,980
Interest-bearing demand	324,291	316,760
Money market	308,445	361,233
Savings	1,039,115	965,571
Certificates of deposit	1,048,090	1,033,884

Total Deposits	3,694,203	3,638,428

Securities sold under repurchase agreements	33,290	62,582
Short-term borrowings	175,000	75,000
Long-term borrowings	22,390	34,101
Junior subordinated debt securities	45,619	90,619
Other liabilities	62,198	88,550

Total Liabilities	4,032,700	3,989,280

SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—31,197,365 shares at September 30, 2013 and December 31, 2012 Outstanding—29,738,305 shares at September 30, 2013 and 29,732,209 shares at December 31, 2012	77,993	77,993
Additional paid-in capital	77,835	77,458
Retained earnings	461,044	436,039
Accumulated other comprehensive income (loss)	(21,168)	(13,582)
Treasury stock (1,459,060 shares at September 30, 2013 and 1,465,156 shares at December 31, 2012, at cost)	(40,276)	(40,486)

Total Shareholders’ Equity	555,428	537,422

Total Liabilities and Shareholders’ Equity	$4,588,128	$4,526,702

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012

INTEREST INCOME
Loans, including fees	$35,733	$36,121	$106,543	$109,054
Investment securities:
Taxable	1,889	1,829	5,631	5,660
Tax-exempt	865	788	2,513	2,319
Dividends	94	82	290	297

Total Interest Income	38,581	38,820	114,977	117,330

INTEREST EXPENSE
Deposits	2,717	3,958	8,870	13,184
Borrowings and junior subordinated debt securities	590	1,067	2,568	3,211

Total Interest Expense	3,307	5,025	11,438	16,395

NET INTEREST INCOME	35,274	33,795	103,539	100,935
Provision for loan losses	3,419	2,305	6,749	18,600

Net Interest Income After Provision for Loan Losses	31,855	31,490	96,790	82,335

NONINTEREST INCOME
Securities gains, net	3	2,170	5	3,016
Service charges on deposit accounts	2,801	2,567	7,744	7,407
Debit and credit card fees	2,764	2,966	8,365	8,472
Wealth management fees	2,747	2,397	8,143	7,393
Insurance fees	1,738	1,731	5,156	4,941
Mortgage banking	265	797	1,658	2,174
Gain on sale of merchant card servicing business	—	—	3,093	—
Other	2,224	2,118	6,051	6,944

Total Noninterest Income	12,542	14,746	40,215	40,347

NONINTEREST EXPENSE
Salaries and employee benefits	14,910	14,819	45,701	45,933
Data processing	2,137	2,012	6,938	7,448
Net occupancy	1,910	1,978	6,037	5,594
Furniture and equipment	1,084	1,414	3,623	3,861
Other taxes	1,039	982	2,953	2,533
Professional services and legal	996	1,440	3,141	4,548
FDIC insurance	629	838	2,112	2,164
Marketing	607	759	2,088	2,156
Other	4,631	6,776	15,352	18,909

Total Noninterest Expense	27,943	31,018	87,945	93,146

Income Before Taxes	16,454	15,218	49,060	29,536
Provision for income taxes	4,207	2,623	10,380	4,861

Net Income	$12,247	$12,595	$38,680	$24,675

Earnings per share—basic	$0.41	$0.43	$1.30	$0.85
Earnings per share—diluted	$0.41	$0.43	$1.30	$0.85
Dividends declared per share	$0.15	$0.15	$0.45	$0.45

Comprehensive Income	$12,874	$14,514	$31,094	$27,313

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at January 1, 2012	$74,285	$52,637	$421,468	$(14,108)	$(43,756)	$490,526
Net income for nine months ended September 30, 2012			24,675			24,675
Other comprehensive income (loss), net of tax				2,638		2,638
Cash dividends declared ($0.45 per share)			(12,897)			(12,897)
Common stock issued in acquisition (1,483,327 shares)	3,708	23,902				27,610
Treasury stock issued for restricted awards (122,879 shares, net of 3,863 forfeitures)			(2,310)		3,309	999
Recognition of restricted stock compensation expense		721				721
Tax expense from stock-based compensation		(30)				(30)

Balance at September 30, 2012	$77,993	$77,230	$430,936	$(11,470)	$(40,447)	$534,242

Balance at January 1, 2013	$77,993	$77,458	$436,039	$(13,582)	$(40,486)	$537,422
Net income for nine months ended September 30, 2013			38,680			38,680
Other comprehensive income (loss), net of tax				(7,586)		(7,586)
Cash dividends declared ($0.45 per share)			(13,379)			(13,379)
Treasury stock issued for restricted awards (22,189 shares, net of 16,093 forfeitures)			(296)		210	(86)
Recognition of restricted stock compensation expense		424				424
Tax expense from stock-based compensation		(47)				(47)

Balance at September 30, 2013	$77,993	$77,835	$461,044	$(21,168)	$(40,276)	$555,428

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2013	2012

OPERATING ACTIVITIES
Net income	$38,680	$24,675
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,749	18,600
Provision for unfunded loan commitments	143	1,956
Depreciation and amortization	4,320	5,306
Net amortization of discounts and premiums	2,757	1,591
Stock-based compensation expense	508	683
Securities gains, net	(5)	(3,016)
Net gain on sale of merchant card servicing business	(3,093)	—
Tax expense from stock-based compensation	47	30
Mortgage loans originated for sale	(55,702)	(62,920)
Proceeds from the sale of loans	77,540	63,661
Gain on the sale of loans, net	(776)	(1,079)
Net (increase) decrease in interest receivable	(21)	51
Net decrease in interest payable	(2,230)	(1,251)
Net decrease in other assets	21,543	10,677
Net (decrease) increase in other liabilities	(22,543)	19,537

Net Cash Provided by Operating Activities	67,917	78,501

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(102,419)	(118,857)
Proceeds from maturities, prepayments and calls of securities available-for-sale	50,177	79,122
Proceeds from sales of securities available-for-sale	94	66,575
Net proceeds from the redemption of Federal Home Loan Bank stock	265	3,557
Net (increase) decrease in loans	(177,433)	55,119
Purchases of premises and equipment	(2,599)	(1,779)
Proceeds from the sale of premises and equipment	625	142
Net cash acquired from bank acquisitions	—	18,639
Proceeds from the sale of merchant card servicing business	4,750	—

Net Cash (Used in) Provided by Investing Activities	(226,540)	102,518

FINANCING ACTIVITIES
Net increase in core deposits	41,570	119,088
Net increase (decrease) in certificates of deposit	13,785	(172,541)
Net (decrease) increase in securities sold under repurchase agreements	(29,292)	15,121
Net increase (decrease) in short-term borrowings	100,000	(50,000)
Proceeds from long-term borrowings	—	4,311
Repayments of long-term borrowings	(11,711)	(8,520)
Repayment of junior subordinated debt	(45,000)	—
Purchase of treasury shares	(86)	(48)
Sale of treasury shares	—	1,047
Cash dividends paid to common shareholders	(13,379)	(12,897)
Tax expense from stock-based compensation	(47)	(30)

Net Cash Provided by (Used in) Financing Activities	55,840	(104,469)

Net (decrease) increase in cash and cash equivalents	(102,783)	76,550
Cash and cash equivalents at beginning of period	337,711	270,526

Cash and Cash Equivalents at End of Period	$234,928	$347,076

Supplemental Disclosures
Interest paid	$13,668	$17,575
Income taxes paid, net of refunds	8,130	1,394
Net assets (liabilities) from acquisitions, excluding cash and cash equivalents	—	(683)
Transfers to other real estate owned and other repossessed assets	$493	$864

See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Principles of Consolidation

The interim Consolidated Financial Statements include the accounts of S&T Bancorp, Inc., or S&T, and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments of 20 percent to 50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting.

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission, or SEC, on February 25, 2013. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities in order to clarify the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, issued in December 2011. ASU 2011-11 required entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU was issued to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under International Financial Reporting Standards, or IFRS. ASU 2013-01 clarified that ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale of repurchase agreements, and securities borrowing and securities lending arrangements, but does not apply to standard commercial contracts that permit either party to net in the event of default under the applicable contract or to broker-dealer unsettled regular-way trades. Both ASUs are effective for public companies retrospectively for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2013-01 and ASU 2011-11 impacted only our disclosures and did not have an impact on our results of operations or financial position.

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

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Tax Credit Carry forward Exists

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Tax Credit Carry forward Exists. The ASU requires that entities should present an unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss, or NOL, or similar tax loss or tax credit carry forward rather than as a liability when the uncertain tax position would reduce the NOL or other carry forward under the tax law. No new disclosures will be necessary. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU is expected to impact the presentation of our statement of financial position, but is not expected to have any impact on our results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of basic earnings per share with that of diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except shares and per share data)	2013	2012	2013	2012

Numerator for Earnings per Share—Basic:
Net income	$12,247	$12,595	$38,680	$24,675
Less: Income allocated to participating shares	33	50	114	107

Net Income Allocated to Shareholders	$12,214	$12,545	$38,566	$24,568

Numerator for Earnings per Share—Diluted:
Net income	$12,247	$12,595	$38,680	$24,675

Net Income Available to Shareholders	$12,247	$12,595	$38,680	$24,675

Denominators:
Weighted Average Shares Outstanding—Basic	29,658,065	29,244,588	29,644,646	28,740,582
Add: Dilutive potential shares	27,535	32,644	35,132	33,614

Denominator for Treasury Stock Method—Diluted	29,685,600	29,277,232	29,679,778	28,774,196

Weighted Average Shares Outstanding—Basic	29,658,065	29,244,588	29,644,646	28,740,582
Add: Average participating shares outstanding	80,240	116,402	87,725	125,240

Denominator for Two-Class Method—Diluted	29,738,305	29,360,990	29,732,371	28,865,822

Earnings per share—basic	$0.41	$0.43	$1.30	$0.85
Earnings per share—diluted	$0.41	$0.43	$1.30	$0.85
Warrants considered anti-dilutive excluded from dilutive potential shares	517,012	517,012	517,012	517,012
Stock options considered anti-dilutive excluded from dilutive potential shares	612,768	748,964	632,481	751,492
Restricted stock considered anti-dilutive excluded from dilutive potential shares	52,705	48,717	52,593	56,585

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

Recurring Basis

Securities Available-for-Sale

Securities available-for-sale include both debt and equity securities. We obtain fair values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. We validate prices received from our pricing service through comparison to a secondary pricing service and broker quotes. We review the methodologies of the pricing service which provides us with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of our securities. The market evaluation sources for debt securities include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

Mortgage Servicing Rights

The fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. The valuation model includes significant unobservable inputs; therefore, MSRs are classified as Level 3 within the fair value hierarchy.

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

Loans

The fair value of variable rate performing loans is based on carrying values adjusted for credit risk. The fair value of fixed rate performing loans is estimated using a discounted cash flow analyses that utilizes interest rates currently being offered for similar loans and adjusted for credit risk. The fair value of nonperforming loans is based on their carrying values less any specific reserve. The carrying amount of accrued interest approximates fair value.

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

Junior Subordinated Debt Securities

The variable rate junior subordinated debt securities reprice quarterly; therefore, the fair values are based on the carrying values.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at September 30, 2013 and December 31, 2012. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	September 30, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$—	$237,398	$—	$237,398
Collateralized mortgage obligations of U.S. government corporations and agencies	—	44,877	—	44,877
Residential mortgage-backed securities of U.S. government corporations and agencies	—	51,250	—	51,250
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	30,680	—	30,680
Obligations of states and political subdivisions	—	114,817	—	114,817
Marketable equity securities	183	8,957	—	9,140

Total securities available-for-sale	183	487,979	—	488,162
Trading securities held in a Rabbi Trust	2,545	—	—	2,545

Total securities	2,728	487,979	—	490,707
Derivative financial assets:
Interest rate swaps	—	16,084	—	16,084
Interest rate lock commitments	—	206	—	206

Total Assets	$2,728	$504,269	$—	$506,997

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$16,025	$—	$16,025
Forward sale contracts	—	162	—	162

Total Liabilities	$—	$16,187	$—	$16,187

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

We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market. The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine the fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012

Balance at beginning of period	$—	$556	$300	$462
Total gains included in other comprehensive income(1)	—	19	44	50
Net purchases, sales, issuances and settlements	—	(300)	—	(237)
Transfers out of Level 3	—	—	(344)	—

Balance at end of period	$—	$275	$—	$275

(1) Changes in estimated fair value of available-for-sale investments are recorded in accumulated other comprehensive income/loss, while realized gains and losses from sales are recorded in security gains (losses), net in the Consolidated Statements of Comprehensive Income.

In the second quarter of 2013, $0.3 million was transferred out of Level 3 into Level 2 as a result of a security becoming listed on a national exchange. There were no Level 3 liabilities measured at fair value on a recurring basis for any of the periods presented.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

We may be required to measure certain assets and liabilities on a nonrecurring basis. The following table presents our assets that are measured at estimated fair value on a nonrecurring basis by the fair value hierarchy level at September 30, 2013 and December 31, 2012. There were no liabilities measured at estimated fair value on a nonrecurring basis during these periods. Loans held for sale are recorded at the lower of cost or fair value. We had no loans held for sale that were recorded at fair value at September 30, 2013 and December 31, 2012.

	September 30, 2013				December 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

ASSETS
Impaired loans	$—	$—	$23,482	$23,482	$—	$—	$44,059	$44,059
Other real estate owned	—	—	221	221	—	—	585	585
Mortgage servicing rights	—	—	2,960	2,960	—	—	2,106	2,106

Total Assets	$—	$—	$26,663	$26,663	$—	$—	$46,750	$46,750

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at September 30, 2013 and December 31, 2012 are presented in the following tables:

		Fair Value Measurements at September 30, 2013
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3

ASSETS
Cash and due from banks, including interest-bearing deposits	$234,928	$234,928	$234,928	$—	$—
Securities available-for-sale	488,162	488,162	183	487,979	—
Loans held for sale	3,695	3,829	—	—	3,829
Portfolio loans, net of unearned income	3,511,335	3,479,150	—	—	3,479,150
Bank owned life insurance	60,001	60,001	—	60,001	—
FHLB and other restricted stock	15,049	15,049	—	—	15,049
Trading securities held in a Rabbi Trust	2,545	2,545	2,545	—	—
Mortgage servicing rights	2,820	2,960	—	—	2,960
Interest rate swaps	16,084	16,084	—	16,084	—
Interest rate lock commitments	206	206	—	206	—

LIABILITIES
Deposits	$3,694,203	$3,696,214	$—	$—	$3,696,214
Securities sold under repurchase agreements	33,290	33,290	—	—	33,290
Short-term borrowings	175,000	175,000	—	—	175,000
Long-term borrowings	22,390	23,718	—	—	23,718
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	16,025	16,025	—	16,025	—
Forward sale contracts	162	162	—	162	—

(1) As reported in the Consolidated Balance Sheets

		Fair Value Measurements at December 31, 2012
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3

ASSETS
Cash and due from banks, including interest-bearing deposits	$337,711	$337,711	$337,711	$—	$—
Securities available-for-sale	452,266	452,266	140	451,826	300
Loans held for sale	22,499	22,601	—	—	22,601
Portfolio loans, net of unearned income	3,346,622	3,347,602	—	—	3,347,602
Bank owned life insurance	58,619	58,619	—	58,619	—
FHLB and other restricted stock	15,315	15,315	—	—	15,315
Trading securities held in a Rabbi Trust	2,223	2,223	2,223	—	—
Mortgage servicing rights	2,106	2,106	—	—	2,106
Interest rate swaps	23,748	23,748	—	23,748	—
Interest rate lock commitments	467	467	—	467	—

LIABILITIES
Deposits	$3,638,428	$3,643,683	$—	$—	$3,643,683
Securities sold under repurchase agreements	62,582	62,582	—	—	62,582
Short-term borrowings	75,000	75,000	—	—	75,000
Long-term borrowings	34,101	36,235	—	—	36,235
Junior subordinated debt securities	90,619	90,619	—	—	90,619
Interest rate swaps	23,522	23,522	—	23,522	—
Forward sale contracts	48	48	—	48	—

(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE

The following table indicates the composition of the securities available-for-sale portfolio as of the dates presented:

	September 30, 2013				December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$236,739	$2,614	$(1,955)	$237,398	$207,229	$4,890	$(53)	$212,066
Collateralized mortgage obligations of U.S. government corporations and agencies	44,474	607	(204)	44,877	56,085	1,811	—	57,896
Residential mortgage-backed securities of U.S. government corporations and agencies	50,021	1,759	(530)	51,250	47,279	3,344	—	50,623
Commercial mortgage-backed securities of U.S. government corporations and agencies	31,524	—	(844)	30,680	10,129	29	—	10,158
Obligations of states and political subdivisions	115,362	1,705	(2,250)	114,817	107,911	4,908	(52)	112,767

Debt Securities	478,120	6,685	(5,783)	479,022	428,633	14,982	(105)	443,510
Marketable equity securities	7,580	1,560	—	9,140	7,672	1,095	(11)	8,756

Total	$485,700	$8,245	$(5,783)	$488,162	$436,305	$16,077	$(116)	$452,266

Realized gains and losses on the sale of securities are determined using the specific-identification method. The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012

Gross realized gains	$3	$2,170	$5	$3,027
Gross realized losses	—	—	—	11

Net Realized Gains	$3	$2,170	$5	$3,016

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables indicate the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$115,358	$(1,955)	$—	$—	$115,358	$(1,955)
Collateralized mortgage obligations of U.S. government corporations and agencies	19,414	(204)	—	—	19,414	(204)
Residential mortgage-backed securities of U.S. government corporations and agencies	23,386	(530)	—	—	23,386	(530)
Commercial mortgage-backed securities of U.S. government corporations and agencies	30,680	(844)	—	—	30,680	(844)
Obligations of states and political subdivisions	55,690	(2,250)	—	—	55,690	(2,250)

Debt Securities	244,528	(5,783)	—	—	244,528	(5,783)
Marketable equity securities	—	—	—	—	—	—

Total Temporarily Impaired Securities	$244,528	$(5,783)	$—	$—	$244,528	$(5,783)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	$11,370	$(53)	$—	$—	$11,370	$(53)
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	11,285	(52)	—	—	11,285	(52)

Debt Securities	22,655	(105)	—	—	22,655	(105)
Marketable equity securities	228	(11)	—	—	228	(11)

Total Temporarily Impaired Securities	$22,883	$(116)	$—	$—	$22,883	$(116)

We do not believe any individual unrealized loss as of September 30, 2013 represents an other than temporary impairment, or OTTI. As of September 30, 2013, the unrealized losses on thirty-seven debt securities were attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There were no unrealized losses on marketable equity securities as of September 30, 2013. We do not intend to sell and it is not likely that we will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of their amortized cost.

Net unrealized gains of $1.6 million and $10.4 million were included in accumulated other comprehensive loss, net of tax, at September 30, 2013 and December 31, 2012. Gross unrealized gains of $5.4 million and $10.5 million, net of tax, were netted against gross unrealized losses of $3.8 million and $0.1 million, for these same periods. There were no unrealized losses reclassified into earnings to record OTTI during the period ended September 30, 2013 and minimal losses were reclassified into earnings to record OTTI during the period ended September 30, 2012.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

The amortized cost and fair value of securities available-for-sale at September 30, 2013, by contractual maturity, are included in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
(dollars in thousands)	Amortized Cost	Fair Value

Obligations of U.S. government corporations and agencies, and obligations of states and political subdivisions

Due in one year or less	$34,297	$34,537
Due after one year through five years	154,121	156,195
Due after five years through ten years	77,405	76,221
Due after ten years	86,278	85,262

	352,101	352,215
Collateralized mortgage obligations of U.S. government corporations and agencies	44,474	44,877
Residential mortgage-backed securities of U.S. government corporations and agencies	50,021	51,250
Commercial Mortgage-backed securities of U.S. government corporations and agencies	31,524	30,680

Debt Securities	478,120	479,022
Marketable equity securities	7,580	9,140

Total	$485,700	$488,162

At September 30, 2013 and December 31, 2012, securities with carrying values of $314.3 million and $307.5 million were pledged for various regulatory and legal requirements.

NOTE 5. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $1.0 million and $0.2 million at September 30, 2013 and December 31, 2012. The following table indicates the composition of the loans as of the dates presented:

(dollars in thousands)	September 30, 2013	December 31, 2012

Commercial
Commercial real estate	$1,567,814	$1,452,133
Commercial and industrial	827,699	791,396
Commercial construction	152,206	168,143

Total Commercial Loans	2,547,719	2,411,672

Consumer
Residential mortgage	477,141	427,303
Home equity	413,097	431,335
Installment and other consumer	69,043	73,875
Consumer construction	4,335	2,437

Total Consumer Loans	963,616	934,950

Total Portfolio Loans	3,511,335	3,346,622
Loans held for sale	3,695	22,499

Total Loans	$3,515,030	$3,369,121

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

We attempt to limit our exposure to credit risk by diversifying our loan portfolio and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by monitoring the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 73 percent of total portfolio loans at September 30, 2013 and 72 percent of total portfolio loans at December 31, 2012. Within our commercial portfolio, the commercial real estate, or CRE, and commercial construction portfolios combined comprise 68 percent of total commercial loans and 49 percent of total portfolio loans at September 30, 2013 and 67 percent of total commercial loans and 48 percent of total portfolio loans at December 31, 2012. Further segmentation of the CRE and commercial construction portfolios by industry and collateral type reveal no concentration in excess of nine percent of total loans at either September 30, 2013 or December 31, 2012. The majority of both commercial and consumer loans are made to businesses and individuals in Western Pennsylvania resulting in a geographic concentration. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Management believes underwriting guidelines, active monitoring of economic conditions and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio. Only the CRE and commercial construction portfolios combined have any significant out-of-state exposure with 22 percent of the combined portfolio and 11 percent of total loans being out-of-state loans at September 30, 2013 and 19 percent of the combined portfolio and 9 percent of total loans being out-of-state loans at December 31, 2012. Our CRE and commercial construction portfolios combined out-of-state exposure, excluding the contiguous states of Ohio, West Virginia, New York and Maryland, was 8.2 percent of the combined portfolio and 4.0 percent of total loans at September 30, 2013 and 8.4 percent of the combined portfolio and 4.1 percent of total loans at December 31, 2012. Management has the knowledge and experience in these markets which are identified as in market lending opportunities for our organization.

Troubled Debt Restructurings, or TDRs, are loans where we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise grant. We strive to identify borrowers in financial difficulty early and work with them to modify the terms before their loan reaches nonaccrual status. These modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates or principal deferment. While unusual, there may be instances of principal forgiveness. These modifications are generally for longer term periods that would not be considered insignificant. Additionally, we classify loans where the debt obligation has been discharged through a Chapter 7 Bankruptcy and not reaffirmed as TDRs.

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

The following table summarizes the restructured loans as of the dates presented:

	September 30, 2013			December 31, 2012
(dollars in thousands)	Accruing TDRs	Nonaccruing TDRs	Total TDRs	Accruing TDRs	Nonaccruing TDRs	Total TDRs

Commercial real estate	$15,619	$7,150	$22,769	$14,220	$9,584	$23,804
Commercial and industrial	7,595	1,926	9,521	8,270	939	9,209
Commercial construction	5,574	9,652	15,226	11,734	5,324	17,058
Residential mortgage	2,689	1,054	3,743	3,078	2,752	5,830
Home equity	3,999	612	4,611	4,195	341	4,536
Installment and other consumer	148	—	148	24	—	24

Total	$35,624	$20,394	$56,018	$41,521	$18,940	$60,461

We returned three TDRs to accruing status during the three months ended September 30, 2013 totaling $1.7 million and four TDRs totaling $1.9 million to accruing status during the nine months ended September 30, 2013. We did not return any TDRs to accruing status during the three months or nine months ended September 30, 2012.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

The following tables present the restructured loans for the three and nine month periods ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30, 2013
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment

Commercial real estate
Interest rate reduction and maturity date extension	2	$664	$644	$(20)

Commercial and industrial
Principal deferral	1	278	278	—

Residential mortgage
Interest rate reduction	1	54	54	—
Home equity
Chapter 7 bankruptcy(2)	8	772	767	(5)
Installment and other consumer
Chapter 7 bankruptcy(2)	3	17	15	(2)

Total by Concession Type
Principal deferral	1	278	278	—
Interest rate reduction	1	54	54	—
Interest rate reduction and maturity date extension	2	664	644	(20)
Chapter 7 bankruptcy(2)	11	789	782	(7)

Total	15	$1,785	$1,758	$(27)

(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

	Nine Months Ended September 30, 2013
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment

Commercial real estate
Principal deferral	3	$1,541	$1,288	$(253)
Interest rate reduction and maturity date extension	2	664	644	(20)
Principal forgiveness(2)	1	4,339	4,339	—
Chapter 7 bankruptcy(3)	7	258	255	(3)

Commercial and industrial
Principal deferral	2	670	665	(5)
Maturity date extension	1	751	751	—
Chapter 7 bankruptcy(3)	1	3	3	—

Residential mortgage
Principal deferral	2	153	153	—
Interest rate reduction	1	54	54	—
Chapter 7 bankruptcy(3)	8	353	344	(9)

Home equity
Principal deferral	1	174	45	(129)
Chapter 7 bankruptcy(3)	31	1,420	1,407	(13)

Installment and other consumer
Chapter 7 bankruptcy(3)	9	90	88	(2)

Total by Concession Type
Principal Deferral	8	2,538	2,151	(387)
Interest rate reduction	1	54	54	—
Interest rate reduction and maturity date extension	2	664	644	(20)
Principal forgiveness(2)	1	4,339	4,339	—
Maturity date extension	1	751	751	—
Chapter 7 bankruptcy(3)	56	2,124	2,097	(27)

Total	69	$10,470	$10,036	$(434)

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

	Three Months Ended September 30, 2012
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

	Nine Months Ended September 30, 2012
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment

Commercial real estate
Maturity date extension	1	$160	$157	$(3)
Interest rate reduction	1	575	565	(10)

Commercial and industrial
Maturity date extension	2	2,576	2,430	(146)

Commercial construction
Maturity date extension	7	2,905	2,257	(648)

Residential mortgage
Maturity date extension	1	475	460	(15)
Interest rate reduction	2	67	67	—

Total by Concession Type
Maturity date extension	11	6,116	5,304	(812)
Interest rate reduction	3	642	632	(10)

Total	14	$6,758	$5,936	$(822)

(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

For the three months ended September 30, 2013, we modified three loans that were not considered to be TDRs, including two commercial and industrial, or C&I, loans totaling $0.8 million and a $0.9 million residential mortgage loan. For the nine months ended September 30, 2013, we modified eight loans that were not considered to be TDRs, including five C&I loans totaling $6.1 million, two commercial construction loans totaling $0.6 million and a $0.9 million residential mortgage loan. Modifications primarily represented insignificant delays in the timing of payments, concessions where we were adequately compensated through principal pay downs, fees or additional collateral or we concluded that no concession was granted. As of September 30, 2013 we have no commitments to lend additional funds on any TDRs.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. The following table is a summary of TDRs which defaulted during the three and nine month periods ended September 30, 2013 and 2012 that had been restructured within the last twelve months prior to defaulting:

	Defaulted TDRs
	For the Three Months Ended September 30, 2013		For the Three Months Ended September 30, 2012		For the Nine Months Ended September 30, 2013		For the Nine Months Ended September 30, 2012
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment

Commercial real estate	1	$75	1	$270	1	$75	2	$329
Commercial and Industrial	1	435	—	—	1	435	—	—
Commercial construction	—	—	—	—	—	—	3	2,659
Residential real estate	4	450	—	—	7	514	3	2,359
Home equity	1	42	—	—	5	193	—	—

Total	7	$1,002	1	$270	14	$1,217	8	$5,347

The following table is a summary of nonperforming assets as of the dates presented:

(dollars in thousands)	September 30, 2013	December 31, 2012

Nonperforming Assets
Nonaccrual loans	$16,005	$36,018
Nonaccrual TDRs	20,394	18,940

Total nonaccrual loans	36,399	54,958
OREO	460	911

Total Nonperforming Assets	$36,859	$55,869

OREO consists of 8 properties and is included in other assets in the Consolidated Balance Sheets. It is our policy to obtain OREO appraisals on an annual basis.

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

We further assess risk within each portfolio segment by pooling loans with similar risk characteristics. For the commercial loan classes, the most important indicator of risk is the internally assigned risk rating, including pass, special mention and substandard. Consumer loans are pooled by type of collateral and first or second lien positions for consumer real estate loans. Historical loss rates are applied to these loan pools to determine the reserve for loans collectively evaluated for impairment. Management continuously monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, nonperforming status and changes in risk ratings on a monthly basis.

We continuously monitor our ALL methodology to ensure that it is responsive to the current economic environment. Over the past year, the economic conditions within our markets have stabilized, and we have experienced significant improvement in our credit quality, including lower net charge-offs, lower delinquency, lower non-performing loans and lower special mention and substandard loans compared to December 31, 2012. Accordingly, the assumptions used within the ALL were reevaluated in the third quarter of 2013 to be responsive to the improved economic environment and the changes in our credit quality.

The ALL methodology for groups of loans collectively evaluated for impairment is comprised of both a quantitative and qualitative analysis. A key assumption in the quantitative component of the reserve is the loss emergence period, or LEP. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is confirmed. In general, the LEP will be shorter in an economic slowdown or recession and longer during times of economic stability or growth, as customers are better able to delay loss confirmation after a potential loss event has occurred. Due to the recent improvement in economic conditions, we completed an internal study utilizing our loan charge-off history to recalibrate the LEPs of the commercial portfolio segments. Consistent with the improved economic conditions, the LEPs have lengthened, and as a result, we lengthened our LEP assumption for each of the commercial portfolio segments. We believe that the consumer portfolio segment LEPs have also lengthened as they are influenced by the same improvement in economic conditions that impacted the commercial portfolio segments. We therefore also lengthened the LEP assumption for the consumer portfolio segments in the third quarter of 2013.

The changes made to the ALL assumptions were applied prospectively and did not result in a material change to the total ALL at September 30, 2013. Lengthening the LEP does increase the historical loss rates and therefore the quantitative component of the ALL. We believe this makes the quantitative component of the ALL more reflective of inherent losses that exist within the loan portfolio, which resulted in a decrease in the qualitative component of the ALL. The changes to the LEPs also improved our insight into the inherent risk of the individual commercial portfolio segments. As the economic conditions have improved, our data indicates that the CRE segment has less inherent loss and that the C&I segment contains greater inherent loss. The ALL at September 30, 2013 reflects these changes within the CRE and C&I portfolio segments.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the age analysis of past due loans segregated by class of loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans

Commercial real estate	$1,549,998	$1,095	$242	$16,479	$17,816	$1,567,814
Commercial and industrial	820,425	3,100	277	3,897	7,274	827,699
Commercial construction	140,551	1,971	—	9,684	11,655	152,206
Residential mortgage	471,639	715	1,766	3,021	5,502	477,141
Home equity	407,072	2,291	443	3,291	6,025	413,097
Installment and other consumer	68,740	221	55	27	303	69,043
Consumer construction	4,335	—	—	—	—	4,335

Totals	$3,462,760	$9,393	$2,783	$36,399	$48,575	$3,511,335

	December 31, 2012
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans

Commercial real estate	$1,418,934	$2,230	$413	$30,556	$33,199	$1,452,133
Commercial and industrial	780,315	4,409	237	6,435	11,081	791,396
Commercial construction	150,823	10,542	—	6,778	17,320	168,143
Residential mortgage	416,364	1,713	1,948	7,278	10,939	427,303
Home equity	424,485	2,332	865	3,653	6,850	431,335
Installment and other consumer	73,334	406	95	40	541	73,875
Consumer construction	2,219	—	—	218	218	2,437

Totals	$3,266,474	$21,632	$3,558	$54,958	$80,148	$3,346,622

We continually monitor the commercial loan portfolio through an internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower and are reviewed on an ongoing basis according to our internal policies. Loans within the pass rating generally have a lower risk of loss than loans risk rated as special mention and substandard.

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	September 30, 2013
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total

Pass	$1,458,589	93.0%	$771,597	93.2%	$119,120	78.3%	$2,349,306	92.2%
Special mention	51,849	3.3%	34,238	4.1%	16,755	11.0%	102,842	4.0%
Substandard	57,376	3.7%	21,864	2.7%	16,331	10.7%	95,571	3.8%

Total	$1,567,814	100.0%	$827,699	100.0%	$152,206	100.0%	$2,547,719	100.0%

	December 31, 2012
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total

Pass	$1,265,810	87.2%	$718,070	90.7%	$118,841	70.7%	$2,102,721	87.2%
Special mention	96,156	6.6%	42,016	5.3%	30,748	18.3%	168,920	7.0%
Substandard	90,167	6.2%	31,310	4.0%	18,554	11.0%	140,031	5.8%

Total	$1,452,133	100.0%	$791,396	100.0%	$168,143	100.0%	$2,411,672	100.0%

We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.

The following tables indicate the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	September 30, 2013
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total

Performing	$474,120	99.4%	$409,806	99.2%	$69,016	99.9%	$4,335	100.0%	$957,277	99.3%
Nonperforming	3,021	0.6%	3,291	0.8%	27	0.1%	—	—	6,339	0.7%

Total	$477,141	100.0%	$413,097	100.0%	$69,043	100.0%	$4,335	100.0%	$963,616	100.0%

	December 31, 2012
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total

Performing	$420,025	98.3%	$427,682	99.2%	$73,835	99.9%	$2,219	91.1%	$923,761	98.8%
Nonperforming	7,278	1.7%	3,653	0.8%	40	0.1%	218	8.9%	11,189	1.2%

Total	$427,303	100.0%	$431,335	100.0%	$73,875	100.0%	$2,437	100.0%	$934,950	100.0%

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

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With a related allowance recorded:
Commercial real estate	$1,014	$2,291	$64	$6,138	$6,864	$1,226
Commercial and industrial	—	—	—	1,864	2,790	1,002
Commercial construction	5,929	5,929	3,139	799	896	3
Consumer real estate	98	98	56	—	—	—
Other consumer	34	34	19	—	—	—

Total with a Related Allowance Recorded	7,075	8,352	3,278	8,801	10,550	2,231

Without a related allowance recorded:
Commercial real estate	27,309	38,351	—	33,856	45,953	—
Commercial and industrial	10,128	12,406	—	11,419	12,227	—
Commercial construction	9,329	17,873	—	17,713	27,486	—
Consumer real estate	8,256	9,267	—	10,827	12,025	—
Other consumer	114	119	—	25	25	—

Total without a Related Allowance Recorded	55,136	78,016	—	73,840	97,716	—

Total:
Commercial real estate	28,323	40,642	64	39,994	52,817	1,226
Commercial and industrial	10,128	12,406	—	13,283	15,017	1,002
Commercial construction	15,258	23,802	3,139	18,512	28,382	3
Consumer real estate	8,354	9,365	56	10,827	12,025	—
Other consumer	148	153	19	25	25	—

Total	$62,211	$86,368	$3,278	$82,641	$108,266	$2,231

As of September 30, 2013, CRE loans of $28.3 million comprised 46 percent of the total impaired loans of $62.2 million. These impaired loans are collateralized primarily by commercial real estate properties such as retail or strip malls, office buildings and various other types of commercial purpose properties. These loans are generally considered collateral dependent and charge-offs are recorded when a confirmed loss exists. Approximately $13.5 million of charge-offs have been recorded relating to these CRE loans over the life of these loans. It is our policy to order appraisals on an annual basis on impaired loans or sooner if facts and circumstances warrant. As of September 30, 2013, an estimated fair value less cost to sell of approximately $41.6 million existed for CRE impaired loans. We have current appraisals on all but $0.3 million of the $28.3 million of impaired CRE loans.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans for the periods presented:

	For the Three Months Ended
	September 30, 2013		September 30, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$1,014	$—	$6,430	$15
Commercial and industrial	—	—	784	(9)
Commercial construction	5,929	49	4,236	19
Consumer real estate	100	2	—	—
Other consumer	35	1	—	—

Total with a Related Allowance Recorded	7,078	52	11,450	25

Without a related allowance recorded:
Commercial real estate	27,489	271	38,962	268
Commercial and industrial	10,995	68	13,238	101
Commercial construction	9,768	46	23,349	113
Consumer real estate	8,349	114	5,729	9
Other consumer	119	1	—	—

Total without a Related Allowance Recorded	56,720	500	81,278	491

Total:
Commercial real estate	28,503	271	45,392	283
Commercial and industrial	10,995	68	14,022	92
Commercial construction	15,697	95	27,585	132
Consumer real estate	8,449	116	5,729	9
Other consumer	154	2	—	—

Total	$63,798	$552	$92,728	$516

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

	For the Nine Months Ended
	September 30, 2013		September 30, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$2,526	$5	$5,629	$209
Commercial and industrial	—	—	1,813	—
Commercial construction	1,976	49	5,661	49
Consumer real estate	62	—	—	—
Other consumer	21	3	—	—

Total with a Related Allowance Recorded	4,585	57	13,103	258

Without a related allowance recorded:
Commercial real estate	29,951	330	43,332	915
Commercial and industrial	11,964	203	11,725	265
Commercial construction	14,492	271	22,926	450
Consumer real estate	8,912	693	6,489	70
Other consumer	110	4	—	—

Total without a Related Allowance Recorded	65,429	1,501	84,472	1,700

Total:
Commercial real estate	32,477	335	48,961	1,124
Commercial and industrial	11,964	203	13,538	265
Commercial construction	16,468	320	28,587	499
Consumer real estate	8,974	693	6,489	70
Other consumer	131	7	—	—

Total	$70,014	$1,558	$97,575	$1,958

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended September 30, 2013
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$23,484	$9,123	$5,812	$6,655	$1,031	$46,105
Charge-offs	(840)	(759)	(480)	(585)	(327)	(2,991)
Recoveries	617	167	481	122	63	1,450

Net (Charge-offs)/ Recoveries	(223)	(592)	1	(463)	(264)	(1,541)
Provision for loan losses	(5,572)	6,268	2,186	185	352	3,419

Balance at End of Period	$17,689	$14,799	$7,999	$6,377	$1,119	$47,983

	Three Months Ended September 30, 2012
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$24,696	$11,874	$5,938	$3,401	$780	$46,689
Charge-offs	(2,344)	(520)	(970)	(268)	(278)	(4,380)
Recoveries	570	609	395	18	73	1,665

Net (Charge-offs)/ Recoveries	(1,774)	89	(575)	(250)	(205)	(2,715)
Provision for loan losses	1,283	(3,216)	3,162	752	324	2,305

Balance at End of Period	$24,205	$8,747	$8,525	$3,903	$899	$46,279

	Nine Months Ended September 30, 2013
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$25,246	$7,759	$7,500	$5,058	$921	$46,484
Charge-offs	(3,649)	(2,682)	(923)	(1,822)	(978)	(10,054)
Recoveries	2,939	457	536	630	242	4,804

Net (Charge-offs)/ Recoveries	(710)	(2,225)	(387)	(1,192)	(736)	(5,250)
Provision for loan losses	(6,847)	9,265	886	2,511	934	6,749

Balance at End of Period	$17,689	$14,799	$7,999	$6,377	$1,119	$47,983

	Nine Months Ended September 30, 2012
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of period	$29,804	$11,274	$3,703	$3,166	$894	$48,841
Charge-offs	(7,918)	(4,488)	(9,261)	(1,228)	(756)	(23,651)
Recoveries	748	857	494	127	263	2,489

Net (Charge-offs)/ Recoveries	(7,170)	(3,631)	(8,767)	(1,101)	(493)	(21,162)
Provision for loan losses	1,571	1,104	13,589	1,838	498	18,600

Balance at End of Period	$24,205	$8,747	$8,525	$3,903	$899	$46,279

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the ALL and recorded investments in loans by category as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$64	$17,625	$17,689	$28,323	$1,539,491	$1,567,814
Commercial and industrial	—	14,799	14,799	10,128	817,571	827,699
Commercial construction	3,139	4,860	7,999	15,258	136,948	152,206
Consumer real estate	56	6,321	6,377	8,354	886,219	894,573
Other consumer	19	1,100	1,119	148	68,895	69,043

Total	$3,278	$44,705	$47,983	$62,211	$3,449,124	$3,511,335

	December 31, 2012
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$1,226	$24,020	$25,246	$39,994	$1,412,139	$1,452,133
Commercial and industrial	1,002	6,757	7,759	13,283	778,113	791,396
Commercial construction	3	7,497	7,500	18,512	149,631	168,143
Consumer real estate	—	5,058	5,058	10,827	850,248	861,075
Other consumer	—	921	921	25	73,850	73,875

Total	$2,231	$44,253	$46,484	$82,641	$3,263,981	$3,346,622

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

The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012

Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts—Commercial Loans
Fair value	$16,084	$23,748	$16,025	$23,522
Notional amount	257,678	227,532	257,678	227,532
Collateral posted	—	—	12,978	19,595
Interest Rate Lock Commitments—Mortgage Loans
Fair value	206	467	—	—
Notional amount	4,670	14,287	—	—
Forward Sale Contracts—Mortgage Loans
Fair value	—	—	162	48
Notional amount	—	—	7,425	14,100

Presenting offsetting derivatives that are subject to legally enforceable netting arrangements with the same party is permitted. For example, we may have a derivative asset as well as a derivative liability with the same counterparty to a swap transaction and are permitted to offset the asset position and the liability position resulting in a net presentation.

The following table indicates the gross amounts of derivative assets and derivative liabilities, the amounts offset, and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012

Derivatives not Designated as Hedging Instruments
Gross amounts recognized	$16,445	$24,262	$16,386	$24,036
Gross amounts offset	(361)	(514)	(361)	(514)

Net amounts presented in the Consolidated Balance Sheets	16,084	23,748	16,025	23,522
Gross amounts not offset(1)	—	—	(12,978)	(19,595)

Net Amount	$16,084	$23,748	$3,047	$3,927

(1) Amounts represent posted collateral.

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012

Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(10)	$(19)	$(166)	$164
Interest rate lock commitments—mortgage loans	231	257	(261)	629
Forward sale contracts—mortgage loans	(519)	(101)	(114)	(212)

Total Derivative (Loss) Gain	$(298)	$137	$(541)	$581

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

We had total long-term borrowings outstanding of $19.1 million at a fixed rate and $48.7 million at a variable rate at September 30, 2013, excluding a capital lease of $0.2 million which is classified as long-term borrowings.

Information pertaining to borrowings is summarized in the table below as of the dates presented:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate

Short-term borrowings
Securities sold under repurchase agreements	$33,290	0.01%	$62,582	0.20%
Short-term borrowings	175,000	0.28%	75,000	0.19%

Total short-term borrowings	208,290	0.24%	137,582	0.19%

Long-term borrowings
Junior subordinated debt securities	45,619	2.71%	90,619	3.01%
Other long-term borrowings	22,390	3.01%	34,101	3.17%

Total long-term borrowings	68,009	2.81%	124,720	3.05%

Total Borrowings	$276,299	0.87%	$262,302	1.55%

We had total borrowings at September 30, 2013 and December 31, 2012 at the FHLB of Pittsburgh of $197.2 million and $108.9 million. This consisted of $22.2 in long-term borrowings and $175.0 in short-term borrowings at September 30, 2013. At September 30, 2013, we had a maximum borrowing capacity of $1.5 billion with a remaining borrowing availability of $1.3 billion with the FHLB of Pittsburgh.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event a customer does not satisfy the terms of their agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Since many of the commitments are expected to

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. COMMITMENTS AND CONTINGENCIES – continued

expire without being drawn upon; the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $3.1 million at September 30, 2013 and $3.0 million at December 31, 2012. The increase in the allowance for unfunded commitments is due to an increase in lending commitments. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

The following table sets forth the commitments and letters of credit as of the dates presented:

(dollars in thousands)	September 30, 2013	December 31, 2012

Commitments to extend credit	$1,042,572	$874,137
Standby letters of credit	80,653	95,399

Total	$1,123,225	$969,536

Litigation

In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims will not have a material adverse effect on our consolidated financial position.

NOTE 10. OTHER COMPREHENSIVE INCOME

The following tables show the tax effects of the components of other comprehensive income for the periods presented:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Change in unrealized gains/losses on securities available-for-sale	$335	$(117)	$218	$4,373	$(1,530)	$2,843
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income(1)	(3)	1	(2)	(2,170)	760	(1,410)
Adjustment to funded status of employee benefit plans	631	(220)	411	750	(264)	486

Other Comprehensive Income (Loss)	$963	$(336)	$627	$2,953	$(1,034)	$1,919

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 10. OTHER COMPREHENSIVE INCOME – continued

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Change in unrealized gains/losses on securities available-for-sale	$(13,494)	$4,723	$(8,771)	$5,188	$(1,815)	$3,373
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income(1)	(5)	2	(3)	(3,016)	1,056	(1,960)
Adjustment to funded status of employee benefit plans	1,827	(639)	1,188	1,887	(662)	1,225

Other Comprehensive Income (Loss)	$(11,672)	$4,086	$(7,586)	$4,059	$(1,421)	$2,638

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

NOTE 11. EMPLOYEE BENEFITS

We maintain a defined benefit pension plan, or Plan, covering substantially all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future. At this time, we are not required to make a cash contribution to the Plan in 2013. We contributed $3.1 million to the Plan in December 2012. The expected long-term rate of return on plan assets is 8.00 percent. For the current year there are no changes to the Plan.

The following table summarizes the components of net periodic pension cost and other changes in plan assets and benefit obligation recognized in other comprehensive gain/loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012

Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$659	$636	$2,075	$2,090
Interest cost on projected benefit obligation	997	1,117	2,989	3,269
Expected return on plan assets	(1,526)	(1,364)	(4,656)	(4,172)
Amortization of prior service cost (credit)	(34)	(34)	(102)	(99)
Recognized net actuarial loss	642	711	1,818	1,852

Net Periodic Pension Expense	$738	$1,066	$2,124	$2,940

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

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. SEGMENTS – continued

The following table represents total assets by reportable operating segment as of the dates presented:

(dollars in thousands)	September 30, 2013	December 31, 2012
Community Banking	$4,579,528	$4,518,799
Insurance	7,358	6,697
Wealth Management	1,242	1,206

Total Assets	$4,588,128	$4,526,702

The following tables provide financial information for our three segments for the three and nine month periods ended September 30, 2013 and 2012. The financial results of the business segments include allocations for shared services based on an internal analysis that supports line of business performance measurement. Shared services include expenses such as employee benefits, occupancy expense, computer support and corporate overhead. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations if they existed as independent entities.

The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

	Three Months Ended September 30, 2013
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$38,540	$—	$137	$(96)	$38,581
Interest expense	3,949	—	—	(642)	3,307

Net interest income (expense)	34,591	—	137	546	35,274
Provision for loan losses	3,419	—	—	—	3,419
Noninterest income	8,321	1,459	2,744	18	12,542
Noninterest expense	22,252	1,357	2,379	741	26,729
Depreciation expense	816	12	7	—	835
Amortization of intangible assets	355	13	11	—	379
Provision (benefit) for income taxes	4,179	27	178	(177)	4,207

Net Income	$11,891	$50	$306	$—	$12,247

	Three Months Ended September 30, 2012
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$38,715	$—	$119	$(14)	$38,820
Interest expense	5,340	—	—	(315)	5,025

Net interest income (expense)	33,375	—	119	301	33,795
Provision for loan losses	2,305	—	—	—	2,305
Noninterest income	10,731	1,481	2,394	140	14,746
Noninterest expense	24,586	1,398	2,401	1,228	29,613
Depreciation expense	968	12	8	—	988
Amortization of intangible assets	391	13	13	—	417
Provision (benefit) for income taxes	3,333	21	56	(787)	2,623

Net Income	$12,523	$37	$35	$—	$12,595

S&T BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. SEGMENTS – continued

	Nine Months Ended September 30, 2013
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$114,733	$1	$411	$(168)	$114,977
Interest expense	13,403	—	—	(1,965)	11,438

Net interest income (expense)	101,330	1	411	1,797	103,539
Provision for loan losses	6,749	—	—	—	6,749
Noninterest income	27,144	4,406	8,130	535	40,215
Noninterest expense	68,680	3,910	7,257	4,208	84,055
Depreciation expense	2,609	35	23	—	2,667
Amortization of intangible assets	1,148	38	37	—	1,223
Provision (benefit) for income taxes	11,617	148	491	(1,876)	10,380

Net Income	$37,671	$276	$733	$—	$38,680

	Nine Months Ended September 30, 2012
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$116,968	$1	$325	$36	$117,330
Interest expense	17,244	—	—	(849)	16,395

Net interest income (expense)	99,724	1	325	885	100,935
Provision for loan losses	18,600	—	—	—	18,600
Noninterest income	28,230	4,196	7,375	546	40,347
Noninterest expense	73,850	4,119	7,037	3,917	88,923
Depreciation expense	2,887	37	23	—	2,947
Amortization of intangible assets	1,193	39	44	—	1,276
Provision (benefit) for income taxes	7,057	1	289	(2,486)	4,861

Net Income	$24,367	$1	$307	$—	$24,675

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

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations as of and for the three and nine month periods ended September 30, 2013 and 2012. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.

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

•

general economic or business conditions, either nationally or regionally in western Pennsylvania and northeast Ohio, may be less favorable than expected, resulting in among other things, a reduced demand for credit and other services;

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

Critical Accounting Policies and Estimates

Our critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2013 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $4.6 billion at September 30, 2013. We provide a full range of financial services through offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson, Washington and Westmoreland counties of Pennsylvania and one loan production office, or LPO, in northeast Ohio. We provide full service retail and commercial banking products as well as cash management services, insurance, estate planning and administration, employee benefit plan investment management and administration, corporate services and other fiduciary services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”

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

During the nine months ended September 30, 2013, we successfully executed on our key strategic initiatives of loan growth and improving asset quality. Loan growth was strong in the first nine months of 2013 with portfolio loans increasing $164.7 million, or 4.9 percent, compared to December 31, 2012. This growth was primarily in our commercial real estate, or CRE, commercial and industrial, or C&I, and residential mortgage loan portfolios. Asset quality improved during the first nine months of 2013 with nonperforming assets, or NPAs, decreasing $19.0 million, or 34 percent compared to December 31, 2012.

During the nine months ended September 30 2013, we repaid $45.0 million of subordinated debt due to its diminishing regulatory capital benefit and the future positive impact on net interest income. Our total risk-based capital ratio decreased by 112 basis points to 14.27 percent at September 30, 2013 from 15.39 percent at December 31, 2012, due primarily to the repayment of subordinated debt. Our other capital ratios improved and all remain significantly above the “well capitalized” thresholds of federal bank regulatory agencies, with a leverage ratio of 9.61 percent and a tier 1 risk-based capital ratio of 12.26 percent at September 30, 2013.

Our focus throughout the remainder of 2013 will be on loan growth to increase our net interest income, implementing opportunities to increase fee income, improving asset quality and closely monitoring operating expenses. We strive to be well positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management regularly assesses our balance sheet, capital, liquidity and operational infrastructure in order to be positioned to take advantage of internal or acquisition growth opportunities.

Earnings Summary

Net income for the three months ended September 30, 2013 was $12.2 million, or diluted earnings per share of $0.41, compared to $12.6 million, or $0.43, for the same period in 2012. Net income for the nine months ended September 30, 2013 was $38.7 million, or diluted earnings per share of $1.30, compared to $24.7 million, or $0.85, for the same period in 2012.

Net interest income increased $1.5 million, or 4.4 percent, and $2.6 million, or 2.6 percent, for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012. The increase in net interest income for the three and nine month periods ended September 30, 2013 is mainly due to interest earning asset growth. Total average interest earning assets increased $179.8 million, or 4.5 percent, and $215.8 million, or 5.6 percent, for the three and nine month periods ended September 30, 2013 compared to the same periods in the prior year. The increase was driven by higher average loans which is due to our two acquisitions in 2012 and organic loan growth.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The provision for loan losses increased $1.1 million for the three month period ended September 30, 2013 and decreased $11.9 million for the nine month period ended September 30, 2013 compared to the same periods in 2012. The $1.1 million increase in provision for loan losses is due to an increase in specific reserves in the third quarter of 2013, primarily related to a $3.1 million specific reserve on a commercial construction loan. The decrease in the provision for loan losses for the nine month period is a result of the improving economic conditions which have positively impacted our asset quality metrics in all categories, including decreases in loan charge-offs, nonaccrual loans, special mention and substandard loans and the delinquency status of our loan portfolio. Net loan charge-offs decreased $1.2 million for the three months ended September 30, 2013 and $15.9 million for the nine months ended September 30, 2013 compared to the same periods in 2012. Total special mention and substandard loans have decreased 34 percent over the last twelve months to $222.3 million at September 30, 2013.

Total noninterest income decreased $2.2 million to $12.5 million for the three month period ended September 30, 2013 and $0.1 million to $40.2 million for the nine month period ended September 30, 2013 compared to the same periods in 2012. The decreases for both periods are in gains on the sale of securities, mortgage banking and debit and credit card fees. Almost all other categories of noninterest income increased for the three and nine month periods ended September 30, 2013 compared to the same periods in the prior year. The sale of our merchant card servicing business in the first quarter of 2013 resulted in a net gain of $3.1 million.

Total noninterest expenses decreased $3.1 million to $27.9 million for the three month period and $5.2 million to $87.9 million for the nine month period ended September 30, 2013 compared to the same periods in 2012. The decrease in noninterest expense was primarily due to decreases in merger related expenses of $0.8 million and $4.4 million in the three and nine month periods ended September 30, 2013 compared to the same periods in 2012. Other noninterest expense decreased $2.1 million and $3.4 million for the three and nine month periods ended September 30, 2013. The decrease primarily relates to a decline in the reserve for unfunded loan commitments of $1.2 million and $1.8 million for the three and nine months ended September 30, 2013. Adding to the decline in other noninterest expense was a reversal of a contingent liability of an Internal Revenue Service, or IRS, proposed penalty for tax year 2010. The contingent liability was assumed with the acquisition of Mainline Bancorp in 2012 and was reversed when we received notice during the current period that the IRS had waived the $0.5 million penalty.

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

We believe the presentation of net interest income on a FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to a FTE basis in the next section for the three and nine months ended September 30, 2013 and 2012.

Operating revenue is the sum of net interest income and noninterest income less non-recurring income and expenses. In order to understand the significance of net interest income to our business and operating results, we believe it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2013 Compared to

Three and Nine Months Ended September 30, 2012

Net Interest Income

Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 74 percent of operating revenue (net interest income plus noninterest income, excluding non-recurring income and expenses) for both the three and nine month periods ended September 30, 2013 and 73 percent of operating revenue for both the three and nine month periods ended September 30, 2012. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our Asset and Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin on interest-earning assets given the challenges of the current interest rate environment.

The interest income on interest-earning assets and the net interest margin are presented on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities using the federal statutory tax rate of 35 percent for each period and the dividend-received deduction for equity securities. We believe this measure to be the preferred industry measurement of net interest income that provides a relevant comparison between taxable and non-taxable amounts.

The following table reconciles interest income and interest rates per the Consolidated Statements of Comprehensive Income to net interest income and rates adjusted to a FTE basis for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012

Total interest income	$38,581	$38,820	$114,977	$117,330
Total interest expense	3,307	5,025	11,438	16,395

Net interest income per consolidated statements of comprehensive income	35,274	33,795	103,539	100,935
Adjustment to FTE basis	1,229	1,119	3,570	3,378

Net Interest Income (FTE) (non-GAAP)	$36,503	$34,914	$107,109	$104,313

Net interest margin	3.38%	3.38%	3.38%	3.47%
Adjustment to FTE basis	0.12	0.12	0.12	0.11

Net Interest Margin (FTE) (non-GAAP)	3.50%	3.50%	3.50%	3.58%

Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans (1) (2)	$3,476,914	$36,461	4.16%	$3,226,219	$36,783	4.52%
Interest-bearing deposits with banks	162,381	110	0.27%	329,985	229	0.28%
Taxable investment securities (3)	378,678	1,879	1.98%	289,519	1,709	2.36%
Tax-exempt investment securities (2)	108,982	1,331	4.88%	97,624	1,213	4.97%
Federal Home Loan Bank and other restricted stock	13,910	29	0.83%	17,738	5	0.10%

Total Interest-earning Assets	4,140,865	39,810	3.82%	3,961,085	39,939	4.00%
Noninterest-earning assets	391,001			411,528

Total Assets	$4,531,866			$4,372,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$311,369	$19	0.02%	$314,013	$30	0.04%
Money market	323,671	111	0.14%	321,312	138	0.17%
Savings	1,019,647	396	0.15%	931,680	663	0.28%
Certificates of deposit	1,050,954	2,191	0.83%	1,079,894	3,127	1.15%

Total Interest-bearing deposits	2,705,641	2,717	0.40%	2,646,899	3,958	0.60%
Securities sold under repurchase agreements	59,390	14	0.09%	54,090	25	0.18%
Short-term borrowings	127,174	91	0.28%	40,699	30	0.29%
Long-term borrowings	22,625	172	3.01%	34,892	280	3.18%
Junior subordinated debt securities	45,619	313	2.72%	90,619	732	3.20%

Total Interest-bearing Liabilities	2,960,449	3,307	0.44%	2,867,199	5,025	0.70%
Noninterest-bearing liabilities:
Demand deposits	955,337			903,949
Other liabilities	67,639			77,354
Shareholders’ equity	548,441			524,111

Total Liabilities and Shareholders’ Equity	$4,531,866			$4,372,613

Net Interest Income (2) (3)		$36,503			$34,914

Net Interest Margin (2) (3)			3.50%			3.50%

(1) Nonaccruing loans are included in the daily average loan amounts outstanding.

(2) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2013 and 2012.

(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans (1) (2)	$3,418,571	$108,651	4.25%	$3,188,500	$111,071	4.64%
Interest-bearing deposits with banks	186,248	363	0.26%	297,410	526	0.24%
Taxable investment securities (3)	366,025	5,609	2.04%	280,781	5,524	2.62%
Tax-exempt investment securities (2)	108,556	3,867	4.75%	91,930	3,568	5.18%
Federal Home Loan Bank and other restricted stock	13,582	57	0.56%	18,584	19	0.14%

Total Interest-earning Assets	4,092,982	118,547	3.87%	3,877,205	120,708	4.15%
Noninterest-earning assets	397,563			403,034

Total Assets	$4,490,545			$4,280,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$308,335	$56	0.02%	$303,550	$122	0.05%
Money market	329,830	348	0.14%	299,242	386	0.17%
Savings	998,410	1,342	0.18%	883,629	1,744	0.26%
Certificates of deposit	1,047,351	7,124	0.91%	1,119,692	10,932	1.30%

Total Interest-bearing deposits	2,683,926	8,870	0.44%	2,606,113	13,184	0.67%
Securities sold under repurchase agreements	63,382	61	0.13%	47,377	58	0.16%
Short-term borrowings	86,813	169	0.26%	62,315	122	0.26%
Long-term borrowings	25,077	580	3.09%	33,678	830	3.28%
Junior subordinated debt securities	72,853	1,758	3.23%	90,619	2,201	3.24%

Total Interest-bearing Liabilities	2,932,051	11,438	0.52%	2,840,102	16,395	0.77%
Noninterest-bearing liabilities:
Demand deposits	942,610			859,446
Other liabilities	70,829			70,732
Shareholders’ equity/other	545,055			509,959

Total Liabilities and Shareholders’ Equity	$4,490,545			$4,280,239

Net Interest Income (2) (3)		$107,109			$104,313

Net Interest Margin (2) (3)			3.50%			3.58%

(1) Nonaccruing loans are included in the daily average loan amounts outstanding.

(2) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2013 and 2012.

(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Net interest income on a FTE basis increased $1.6 million, or 4.6 percent, for the three months ended September 30, 2013 and $2.8 million, or 2.7 percent, for the nine months ended September 30, 2013 compared to the same periods in 2012. The net interest margin on a FTE basis was unchanged for the three months ended September 30, 2013 and 2012 and declined 8 basis points for the nine months ended September 30, 2013 compared to the same period in 2012. The increase in net interest income is mainly due to interest earning asset growth.

Interest income on a FTE basis decreased $0.1 million and $2.2 million to $39.8 million and $118.5 million for the three and nine months ended September 30, 2013 compared to $39.9 million and $120.7 million for the same periods in 2012. The decrease in interest income is primarily driven by declining loan rates with a 36 basis point decrease for the three months ended September 30, 2013 and a 39 basis point decrease for the nine months ended September 30, 2013 compared to the same periods in 2012. The impact of lower loan rates on interest income was mitigated by an increase in average loan balances of $250.7 million, or 7.8 percent, for the three months ended September 30, 2013 and an increase in average loan balances of $230.1 million, or 7.2 percent, for the nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. Average loan balances increased as a result of the effect of our two acquisitions that occurred in 2012 and organic loan growth, primarily in our commercial loan portfolio. Average securities increased $100.5 million and $101.9 million, while the average rates on securities decreased 39 basis points and

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

59 basis points for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The increased securities balance is a result of investing interest bearing balances with the Federal Reserve into higher rate investment securities. The rate on investment securities has decreased as a result of reinvestment of funds into lower yielding securities. Overall, the FTE rate on total interest-earning assets decreased 18 basis points to 3.82 percent for the three months ended September 30, 2013 and decreased 28 basis points to 3.87 percent for the nine months ended September 30, 2013 as compared to 4.00 percent and 4.15 percent for the same periods in 2012.

Interest expense decreased $1.7 million to $3.3 million for the three months ended September 30, 2013 compared to $5.0 million for the three months ended September 30, 2012 and decreased $5.0 million to $11.4 million for the nine months ended September 30, 2013 compared to $16.4 million for the nine months ended September 30, 2012. The decrease in interest expense was primarily due to the replacement of higher rate CD maturities with lower costing deposits and borrowings. Average CDs decreased by $28.9 million and $72.3 million for the three and nine month periods ended September 30, 2013 and the average of other interest-bearing deposits increased by $87.7 million and $150.2 million for the same periods. Average savings deposits increased $88.0 million and $114.8 million with a decline in the average interest rate of 13 and 8 basis points for the three and nine month periods ended September 30, 2013. The cost of total interest-bearing deposits was 0.40 percent and 0.44 percent for the three and nine month periods ended September 30, 2013, a decrease of 20 basis points and 23 basis points from the three month and nine month periods ended September 30, 2012. Interest expense on average borrowings also decreased over both the three and nine month periods ended September 30, 2013 compared to the same periods in 2012, by $0.5 million and $0.6 million. The decrease is a result of lower costing funds utilized to replace $10 million of long-term borrowings that matured in the first quarter of 2013 and the redemption of $45 million of subordinated debt during the second quarter of 2013. Overall, the cost of interest-bearing liabilities decreased 26 basis points to 0.44 percent and 25 basis points to 0.52 percent for the three and nine month periods ended September 30, 2013 compared to 0.70 percent and 0.77 percent for the three and nine month periods ended September 30, 2012.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2013 Compared to September 30, 2012(2)			Nine Months Ended September 30, 2013 Compared to September 30, 2012(2)
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Loans (1) (2)	$2,859	$(3,181)	$(322)	$8,015	$(10,435)	$(2,420)
Interest-bearing deposits with banks	(117)	(2)	(119)	(197)	34	(163)
Taxable investment securities (3)	527	(357)	170	1,676	(1,591)	85
Tax-exempt investment securities (2)	141	(23)	118	646	(347)	299
Federal Home Loan Bank and other restricted stock	(1)	25	24	(5)	43	38

Total Interest-earning Assets	3,409	(3,538)	(129)	10,135	(12,296)	(2,161)

Interest paid on:
Interest-bearing demand	—	(11)	(11)	2	(68)	(66)
Money market	1	(28)	(27)	39	(77)	(38)
Savings	63	(330)	(267)	226	(628)	(402)
Certificates of deposit	(84)	(852)	(936)	(706)	(3,102)	(3,808)
Securities sold under repurchase agreements	2	(13)	(11)	20	(17)	3
Short-term borrowings	64	(3)	61	47	—	47
Long-term borrowings	(98)	(10)	(108)	(211)	(39)	(250)
Junior subordinated debt securities	(364)	(55)	(419)	(431)	(12)	(443)

Total Interest-bearing Liabilities	(416)	(1,302)	(1,718)	(1,014)	(3,943)	(4,957)

Net Change in Net Interest Income	$3,825	$(2,236)	$1,589	$11,149	$(8,353)	$2,796

(1) Nonaccruing loans are included in the daily average loan amounts outstanding.

(2) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2013 and 2012.

(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Provision for Loan Losses

The provision for loan losses is the amount added to the allowance for loan losses, or ALL, after adjusting for charge-offs and recoveries to bring the ALL to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increased $1.1 million to $3.4 million for the three months ended September 30, 2013 and decreased $11.9 million to $6.7 million for the nine months ended September 30, 2013 compared to the same periods in 2012. The increase in the provision for loan losses for the three months ended September 30, 2013 is due to an increase in specific reserves. During the third quarter of 2013, a $3.1 million specific reserve was established for a commercial construction loan. The decrease in the provision for loan losses for the nine month period ended September 30, 2013 reflects the improving economic conditions which have positively impacted our asset quality metrics in all categories, including decreases in loan charge-offs, nonaccrual loans, special mention and substandard loans and the delinquency status of our loan portfolio. Net loan charge-offs decreased $1.2 million, to $1.5 million for the three months ended September 30, 2013 compared to $2.7 million for the three months ended September 30, 2012 and decreased $15.9 million to $5.3 million for the nine months ended September 30, 2013 compared to $21.2 million for the nine months ended September 30, 2012. Nonaccrual loans decreased 45 percent to $36.4 million at September 30, 2013 compared to $66.1 million at September 30, 2012. Total special mention and substandard loans have decreased $113.1 million, or 34 percent, over the last twelve months to $222.3 million at September 30, 2013. Refer to “Allowance for Loan Losses” in the MD&A of this report for additional information.

Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Service charges on deposit accounts	$2,801	$2,567	$234	9.1	$7,744	$7,407	$337	4.5
Debit and credit card fees	2,764	2,966	(202)	(6.8)	8,365	8,472	(107)	(1.3)
Wealth management fees	2,747	2,397	350	14.6	8,143	7,393	750	10.1
Insurance fees	1,738	1,731	7	0.4	5,156	4,941	215	4.4
Mortgage banking	265	797	(532)	(66.8)	1,658	2,174	(516)	(23.7)
Gain on sale of merchant card servicing business	—	—	—	—	3,093	—	3,093	—
Securities gains, net	3	2,170	(2,167)	(99.9)	5	3,016	(3,011)	(99.8)
Other	2,224	2,118	106	5.0	6,051	6,944	(893)	(12.9)

Total Noninterest Income	$12,542	$14,746	$(2,204)	(14.9)	$40,215	$40,347	$(132)	(0.3)

Noninterest income decreased $2.2 million, or 14.9 percent, and $0.1 million, or 0.3 percent, to $12.5 million and $40.2 million for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012. Decreases in securities gains, mortgage banking and debit and credit card fees during the three and nine month periods ended September 30, 2013 were offset with increased revenues from wealth management fees and service charges on deposit accounts, and the gain on the sale of our merchant card servicing business as compared to the same periods in the prior year.

The $2.2 million and $3.0 million decrease in securities gains for the three and nine months ended September 30, 2013 relate to the sale of two equity securities during the same periods in 2012. Mortgage banking income decreased $0.5 million for both the three and nine month periods ended September 30, 2013 compared to the same periods in 2012 due to a higher interest rate environment in 2013. Interest rates increased in the second quarter of 2013 resulting in a decrease in the volume of loans originated for sale in the secondary market and less favorable pricing on loan sales. During the nine months ended September 30, 2013, we sold 16 percent fewer mortgages with $51.8 million in loan sales compared to $62.0 million during the same period in 2012. The decrease in other noninterest income of $0.9 million for the nine month period ended September 30, 2013 was primarily attributed to a decrease in fee income on letters of credit of $0.3 million and a decrease of $0.4 million in BOLI income related to a death benefit earned in 2012 and a lower rate of return on BOLI throughout 2013.

The decreases in noninterest income were offset by increases of $0.4 million and $0.8 million in wealth management fees, and increased service charges on deposits of $0.2 million and $0.3 million for the three and nine month periods ended September 30, 2013 as well as the $3.1 million gain on the sale of our merchant card servicing business during the first quarter of 2013 as compared to the same periods in 2012. We sold our merchant card servicing business for $4.8 million and paid deconversion and termination fees of $1.7 million to the merchant processor resulting in a net gain of $3.1 million. In conjunction with the sale of the merchant card servicing business, we entered into a marketing and sales alliance agreement with the purchaser, providing transition fees, royalties and referral revenue. Income from the marketing and sales alliance agreement is included in debit and credit card fees. Revenues from the marketing and sales alliance agreement of $1.4 million for the nine months ended September 30, 2013 were comparable to the merchant revenue included in debit and credit card fees for the same period in 2012. Service charges on deposit accounts increased $0.2 million and $0.3 million in the three and nine month periods ended September 30,

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

2013 compared to the same periods in the prior year, primarily due to increases in certain deposit related fees that occurred throughout 2013. Increased brokerage activity, higher assets under management, or AUM, and growth in advisory services contributed to the increases in our wealth management fees for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012.

Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Salaries and employee benefits (1)	$14,910	$14,643	$267	1.8	$45,646	$43,960	$1,686	3.8
Data processing (1)	2,137	1,990	147	7.4	6,180	5,475	705	12.9
Net occupancy (1)	1,910	1,972	(62)	(3.1)	6,032	5,576	456	8.2
Furniture and equipment	1,084	1,414	(330)	(23.3)	3,623	3,861	(238)	(6.2)
Other taxes	1,039	982	57	5.8	2,953	2,533	420	16.6
Professional services and legal (1)	996	988	8	0.8	3,139	3,545	(406)	(11.5)
Merger related expense	—	764	(764)	(100.0)	838	5,274	(4,436)	(84.1)
FDIC insurance	629	838	(209)	(24.9)	2,112	2,164	(52)	(2.4)
Marketing (1)	607	718	(111)	(15.5)	2,088	2,068	20	1.0
Other noninterest expense (1)	4,631	6,709	(2,078)	(31.0)	15,334	18,690	(3,356)	(18.0)

Total Noninterest Expense	$27,943	$31,018	$(3,075)	(9.9)	$87,945	$93,146	$(5,201)	(5.6)

(1) Excludes one-time merger related expense.

Noninterest expense decreased $3.1 million, or 9.9 percent, and $5.2 million, or 5.6 percent, to $27.9 million and $87.9 million, for the three and nine month periods ended September 30, 2013 compared to the same periods in 2012. The decrease in noninterest expense was due to a decline in merger related expenses and other noninterest expense for both the three and nine months ended September 30, 2013. We experienced higher expenses in several categories during 2013 due to the full integration of our two acquisitions that occurred in 2012.

We had no merger related expense for the three months ended September 30, 2013 and $0.8 million for the nine months ended September 30, 2013 compared to $0.8 million and $5.3 million for the same periods in 2012. The $0.8 million of merger related expense recognized in 2013 related to the data processing system conversion of Gateway Bank. Although the Gateway Bank acquisition occurred in August 2012, the merger with S&T Bank and the system conversion was completed on February 8, 2013.

Salaries and employee benefits increased $0.3 million and $1.7 million for the three and nine month periods ended September 30, 2013 due to additional employees, annual merit increases and higher commissions and incentives. Increases consisted of $0.2 million and $0.8 million for the three and nine months ended September 30, 2013 due to new employees from our two acquisitions in the prior year and the addition of our loan production office in northeast Ohio, which was opened in late 2012. Adding to the increase was our annual salary merit increase of $0.2 million and $0.4 million for the three and nine month periods ended September 30, 2013. Commission and incentive expense increased by $0.6 million and $1.2 million for the three and nine month periods ended September 30, 2013 due to increased loan production and strong performance in our other business lines. Offsetting these increases was a decrease in pension expense of $0.3 million and $0.8 million for the three and nine month periods ended September 30, 2013, resulting from a change in actuarial assumptions and decreases in stock compensation expense of $0.1 million and $0.3 million.

Data processing, occupancy and other taxes increased for the three and nine month periods ended September 30, 2013. Data processing increased $0.1 million and $0.7 million in the three and nine month periods ended September 30, 2013 compared to the same periods in 2012 due to increased processing charges resulting from our acquisitions, the annual increase with our third party data processor and the implementation of software that significantly strengthens the authentication of our customers that use our online banking product. Occupancy increased $0.5 million for the nine month period ended September 30, 2013 primarily due to additional branch locations resulting from our two acquisitions. Offsetting this increase was savings from the closure of two branches and two drive-up facilities during 2013. The increase of $0.1 million and $0.4 million in other taxes primarily relates to the additional shares tax obligation for Gateway Bank.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Furniture and equipment and FDIC insurance expense decreased during the three and nine month periods ended September 30, 2013 when compared to the same periods ended September 30, 2012. Furniture and equipment expense decreased $0.3 million and $0.2 million for the three and nine month periods ended September 30, 2013 due to a decrease in depreciation expense related to assets acquired in our 2008 acquisition that were fully depreciated during the current period. Federal Deposit Insurance Corporation, or FDIC, charges are based on financial ratios which have improved during 2013, resulting in decreases of $0.2 million and $0.1 million for the three and nine month periods ended September 30, 2013 when compared with the same periods in 2012. Professional services and legal expense were unchanged for the three months ended September 30, 2013 compared to the same period in the prior year but decreased $0.4 million for the nine months ended September 30, 2013 compared to the same period in 2012 when additional external accounting and consulting charges were incurred in the first quarter of 2012.

Other noninterest expense decreased $2.1 million and $3.4 million for the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012. The decreases in other noninterest expense for both the three and nine month periods ended September 30, 2013 were primarily due to decreases of $1.2 million and $1.8 million in the reserve for unfunded loan commitments, $0.2 million and $0.5 million in OREO expense and $0.1 million in loan collection expense for both periods, all due to improving asset quality. Other noninterest expense also decreased $0.5 million due to the reversal of a contingent liability for an IRS proposed penalty for tax year 2010. The contingent liability was assumed with the acquisition of Mainline Bancorp in 2012 and was reversed when we received notice during the current period that the IRS had waived the $0.5 million penalty.

Provision for Income Taxes

The provision for income taxes increased $1.6 million and $5.5 million to $4.2 million and $10.4 million for the three and nine month periods ended September 30, 2013 compared to $2.6 million and $4.9 million for the same periods in the prior year. The increase to the provision for income taxes for the three months ended September 30, 2013 is primarily due to revisions to the expected full year tax rate and an increase of $1.2 million in pretax income. The increase to the provision for income taxes for the nine months ended September 30, 2013 is primarily due to a $19.5 million increase in pretax income. Our provision for income taxes is comprised of the effective tax rate applied to current year ordinary income plus or minus discrete amounts of tax generally related to tax expense associated with prior periods. Our effective tax rate, or ETR, inclusive of discrete items for the nine months ended September 30, 2013 increased to 21.2 percent as compared to 16.5 percent for the same period in 2012. The increases in ETR were primarily due to increased income partially offset by tax-exempt interest and a nonrecurring tax benefit in the first quarter of 2013.

Financial Condition

September 30, 2013

Total assets increased by 1.4 percent to $4.6 billion at September 30, 2013 compared to $4.5 billion at December 31, 2012. Loan production was strong, resulting in an increase to total portfolio loans of $164.7 million, or 4.9 percent. Our commercial loan portfolio grew by $136.0 million, or 5.6 percent, to $2.5 billion while our consumer loan portfolio increased by $28.7 million, or 3.1 percent, to $1.0 billion. Securities increased $35.9 million, or 7.9 percent, compared to December 31, 2012 due to the investment of cash into higher yielding securities. Our deposit base increased $55.8 million or 1.5 percent, with total deposits of $3.7 billion at September 30, 2013 compared to $3.6 billion at December 31, 2012. Savings deposits increased $73.5 million as higher rate CDs matured and customers moved funds to other deposit products. The $14.2 million increase in CDs was due to the issuance of $56.0 million of Certificate of Deposit Account Registry Services, or CDARS, One-Way Buy, or OWB, deposits and $34.6 million in brokered CDs during the first nine months of 2013 offset by CD maturities. Junior subordinated debt securities and other long-term borrowings decreased by $56.7 million primarily due to the repayment of $45.0 million of subordinated debt during the nine months ended September 30, 2013. We replaced the higher costing junior subordinated debt and long-term borrowings with lower costing short-term borrowings. Securities sold under repurchase agreements decreased $29.3 million as customers exited this product following a restructuring of the product and changes in customer preference. Total shareholder’s equity increased by $18.0 million, or 3.4 percent, compared to December 31, 2012. The increase was primarily due to net income of $38.7 million offset by $13.4 million in dividends and a decrease to other comprehensive income of $7.6 million primarily from a decline in the market value of our available-for-sale securities for the period.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Securities Activity

(dollars in thousands)	September 30, 2013	December 31, 2012	$ Change

Obligations of U.S. government corporations and agencies	$237,398	$212,066	$25,332
Collateralized mortgage obligations of U.S. government corporations and agencies	44,877	57,896	(13,019)
Residential mortgage-backed securities of U.S. government corporations and agencies	51,250	50,623	627
Commercial mortgage-backed securities of U.S. government corporations and agencies	30,680	10,158	20,522
Obligations of states and political subdivisions	114,817	112,767	2,050

Debt Securities Available-for-Sale	479,022	443,510	35,512
Marketable equity securities	9,140	8,756	384

Total Securities Available-for-Sale	$488,162	$452,266	$35,896

We invest in various securities in order to provide a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risk that could negatively affect the level of liquidity available to us. Security purchases are subject to investment policies approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $35.9 million, or 7.9 percent, from December 31, 2012. The increase is due to the investment of cash into higher yielding assets offset by a decline in value of the bond portfolio due to the rise in interest rates.

On a quarterly basis, management evaluates the securities portfolio for other than temporary impairment, or OTTI. The bond portfolio had net unrealized gains of $0.9 million and $14.9 million at September 30, 2013 and December 31, 2012. These net unrealized gains included $5.8 million and $0.1 million of unrealized losses. The increase in unrealized losses was a result of a higher interest rate environment in 2013 and is not related to the underlying credit quality of the bond portfolio. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There were no unrealized losses on marketable equity securities as of September 30, 2013. There was no OTTI recorded in the three or nine months ended September 30, 2013. We do not intend to sell and it is not likely that we will be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

Loan Composition

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$1,567,814	44.7	$1,452,133	43.4
Commercial and industrial	827,699	23.6	791,396	23.7
Construction	152,206	4.3	168,143	5.0

Total Commercial Loans	2,547,719	72.6	2,411,672	72.1

Consumer
Residential mortgage	477,141	13.6	427,303	12.7
Home equity	413,097	11.7	431,335	12.9
Installment and other consumer	69,043	2.0	73,875	2.2
Construction	4,335	0.1	2,437	0.1

Total Consumer Loans	963,616	27.4	934,950	27.9

Total Portfolio Loans	3,511,335	100.0	3,346,622	100.0

Loans Held for Sale	3,695		22,499

Total Loans	$3,515,030		$3,369,121

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Our loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as the overall economic climate can significantly impact a borrower’s ability to pay. Total portfolio loans increased $164.7 million, or 4.9 percent, since December 31, 2012, to $3.5 billion at September 30, 2013 due to organic loan growth in our CRE, C&I and residential mortgage portfolios offset by declines in our home equity and commercial construction portfolios. The increase in loans can be attributed to the execution of our strategic initiative to grow our loan portfolio by adding seasoned lenders to our staff and the addition of an LPO in northeast Ohio. During the nine months ended September 30, 2013, we added nine commercial lenders to our staff and we continue to actively recruit seasoned lenders. Additionally, the LPO that we established in northeast Ohio in the third quarter of 2012 is performing ahead of our expectations with $79.0 million in commercial loans at September 30, 2013.

Total commercial loans have increased $136.0 million, or 5.6 percent, from December 31, 2012. CRE loans increased $115.7 million, or 8.0 percent, due to new loan originations and the transfer of $63.0 million in construction loans into the CRE portfolio. C&I loans increased $36.3 million, or 4.6 percent, due to new loan originations and increased utilization of lines of credit. Commercial construction loans have decreased $15.9 million, or 9.5 percent, as new originations and line utilizations of approximately $75 million were offset with transfers to permanent loans and loan payoffs.

Residential mortgages increased $49.8 million, or 12 percent, due to strong originations in the first nine months of 2013. However, we have experienced a decrease in loan originations in the third quarter of 2013, a result of the rise in interest rates that occurred in the second quarter of 2013. We are only retaining 10, 15 and 20 year residential real estate loans in our portfolio rather than selling these loans in the secondary market. Prior to the fourth quarter of 2012, we were selling loans with terms of 20 years or more.

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

Currently, we are selling 30 year mortgages into the secondary market, primarily to Fannie Mae. The rationale for these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. During the nine months ended September 30, 2013 and 2012, we sold $51.8 million and $62.0 million of 1-4 family mortgages and currently service $325.8 million of secondary market mortgage loans sold to Fannie Mae at September 30, 2013. We intend to continue to sell 30 year loans to Fannie Mae.

While residential mortgage loans have grown during the year, home equity loans have declined, also a result of the rise in interest rates during the second quarter. Home equity loans have decreased $18.2 million, or 4.2 percent, from $431.3 million at December 31, 2012 to $413.1 million at September 30, 2013.

Loans held for sale decreased $18.8 million due primarily to a commercial participation loan that was in process at December 31, 2012.

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

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

We continuously monitor our ALL methodology to ensure that it is responsive to the current economic environment. Over the past year, the economic conditions within our markets have stabilized, and we have experienced significant improvement in our credit quality, including lower net charge-offs, lower delinquency, lower non-performing loans and lower special mention and substandard loans compared to December 31, 2012. Accordingly, the assumptions used within the ALL were reevaluated in the third quarter of 2013 to be responsive to the improved economic environment and the changes in our credit quality.

The ALL methodology for groups of loans collectively evaluated for impairment is comprised of both a quantitative and qualitative analysis. A key assumption in the quantitative component of the reserve is the loss emergence period, or LEP. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is confirmed. In general, the LEP will be shorter in an economic slowdown or recession and longer during times of economic stability or growth, as customers are better able to delay loss confirmation after a potential loss event has occurred. Due to the recent improvement in economic conditions, we completed an internal study utilizing our loan charge-off history to recalibrate the LEPs of the commercial portfolio segments. Consistent with the improved economic conditions, the LEPs have lengthened, and as a result, we lengthened our LEP assumption for each of the commercial portfolio segments. We believe that the consumer portfolio segment LEPs have also lengthened as they are influenced by the same improvement in economic conditions that impacted the commercial portfolio segments. We therefore also lengthened the LEP assumption for the consumer portfolio segments in the third quarter of 2013.

The changes made to the ALL assumptions were applied prospectively and did not result in a material change to the total ALL at September 30, 2013. Lengthening the LEP does increase the historical loss rates and therefore the quantitative component of the ALL. We believe this makes the quantitative component of the ALL more reflective of inherent losses that exist within the loan portfolio, which resulted in a decrease in the qualitative component of the ALL. The changes to the LEPs also improved our insight into the inherent risk of the individual commercial portfolio segments. As the economic conditions have improved, our data indicates that the CRE segment has less inherent loss and that the C&I segment contains greater inherent loss. The ALL at September 30, 2013 reflects these changes within the CRE and C&I portfolio segments.

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

At September 30, 2013, approximately 84 percent of the ALL was related to our commercial loan portfolio, while commercial loans comprised 73 percent of our loan portfolio. Commercial loans have been more impacted by the economic slowdown in our markets. The ability of customers to repay commercial loans is more dependent upon the success of their business, continuing income and general economic conditions. Accordingly, the risk of loss is higher on such loans compared to consumer loans, which have incurred lower losses in our market.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following tables summarize the ALL and recorded investments in loans by category for the dates presented:

	September 30, 2013
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$64	$17,625	$17,689	$28,323	$1,539,491	$1,567,814
Commercial and industrial	—	14,799	14,799	10,128	817,571	827,699
Commercial construction	3,139	4,860	7,999	15,258	136,948	152,206
Consumer real estate	56	6,321	6,377	8,354	886,219	894,573
Other consumer	19	1,100	1,119	148	68,895	69,043

Total	$3,278	$44,705	$47,983	$62,211	$3,449,124	$3,511,335

	December 31, 2012
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$1,226	$24,020	$25,246	$39,994	$1,412,139	$1,452,133
Commercial and industrial	1,002	6,757	7,759	13,283	778,113	791,396
Commercial construction	3	7,497	7,500	18,512	149,631	168,143
Consumer real estate	—	5,058	5,058	10,827	850,248	861,075
Other consumer	—	921	921	25	73,850	73,875

Total	$2,231	$44,253	$46,484	$82,641	$3,263,981	$3,346,622

	September 30, 2013	December 31, 2012

Ratio of net charge-offs to average loans outstanding	0.21%*	0.78%
Allowance for loan losses as a percentage of total loans	1.37%	1.38%
Allowance for loan losses to nonperforming loans	132%	85%

* Annualized

The balance in the ALL increased $1.5 million to $48.0 million, or 1.37 percent, of total portfolio loans at September 30, 2013 compared to $46.5 million, or 1.38 percent, of total portfolio loans at December 31, 2012. The increase in the ALL was primarily due to an increase in the reserve for loans individually evaluated for impairment of $1.0 million related to a $3.1 million specific reserve for one commercial construction loan that was established in the third quarter of 2013. Impaired loans decreased $20.4 million from December 31, 2012, primarily a result of loan pay downs and the sale of $2.8 million of impaired loans during the third quarter of 2013. Further, new impaired loan formation has been low during 2013 with only $7.2 million of new impaired loans. The reserve for loans collectively evaluated for impairment did not change significantly with an increase of $0.5 million at September 30, 2013 compared to December 31, 2012.

Overall asset quality improved with decreases in loan charge-offs, nonaccrual loans and special mention and substandard loans from December 31, 2012. Special mention and substandard loans decreased $114.8 million, or 34 percent, to $222.3 million at September 30, 2013, from $337.1 million at December 31, 2012.

We determine loans to be impaired when based upon current information and events, it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. Our methodology for evaluating whether a loan is impaired includes risk-rating credits on an individual basis and consideration of the borrower’s overall financial condition, payment history and available cash resources. In measuring impairment, we primarily look to the discounted cash flows of the credit itself or to the value of the collateral. We may consider the existence of guarantees and the financial strength of the guarantors involved. Guarantees may be considered as a source of repayment; however, absent a verifiable payment capacity, a guarantee alone would not be sufficient to avoid classifying the loan as impaired.

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

As an example, consider a substandard commercial construction loan that is currently 90 days past due where the loan is restructured to extend the maturity date for a period longer than would be considered an insignificant period of time. The post-modification interest rate is not increased to correspond with the current credit risk of the borrower and all other terms remain the same according to the original loan agreement. This loan will be considered a TDR as the borrower is experiencing financial difficulty and a concession has been granted. The loan will be reported as nonaccrual and as an impaired loan and a TDR. In addition, the loan could be charged down to the fair value of the collateral if a confirmed loss exists. If the loan subsequently performs, by means of making on-time principal and interest payments according to the newly restructured terms for a period of six months, and it is expected that all remaining principal and interest will be collected according to the terms of the restructured agreement, the loan will be returned to accrual status and reported as an accruing TDR. The loan will remain an impaired loan for the remaining life of the loan since the interest rate was not adjusted to be equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk.

As of September 30, 2013, we had $56.0 million in total TDRs, including $35.6 million that were accruing and $20.4 million that were in nonaccrual. During the nine months ended September 30, 2013, we had $10.5 million of new TDRs, the most significant was a CRE TDR of $4.3 million which had principal forgiveness of $0.1 million, an $0.8 million C&I TDR related to a maturity date extension and 56 loans totaling $2.1 million related to bankruptcy filings that were not reaffirmed resulting in discharged debt. During the nine months ended September 30, 2013, we had four TDRs for $1.9 million that met the above requirements for being returned to accrual status.

The charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off when the loss becomes probable, regardless of the delinquency status of the loan. We may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the remaining investment in the loan. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:

•	The status of a bankruptcy proceeding
•	The value of collateral and probability of successful liquidation; and/or
•	The status of adverse proceedings or litigation that may result in collection

Consumer unsecured loans and secured loans are evaluated for charge-off after the loan becomes 90 days past due. Unsecured loans are fully charged-off and secured loans are charged-off to the estimated fair value of the collateral less the cost to sell.

Our allowance for lending-related commitments is computed using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments was relatively unchanged at $3.1 million at September 30, 2013 as compared to $3.0 million at December 31, 2012. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following summarizes nonperforming assets for the dates presented:

(dollars in thousands)	September 30, 2013	December 31, 2012	$ Change

Nonaccrual Loans
Commercial real estate	$9,329	$20,972	$(11,643)
Commercial and industrial	1,971	5,496	(3,525)
Commercial construction	32	1,454	(1,422)
Residential mortgage	1,967	4,526	(2,559)
Home equity	2,679	3,312	(633)
Installment and other consumer	27	40	(13)
Consumer construction	—	218	(218)

Total Nonaccrual Loans	16,005	36,018	(20,013)

Nonaccrual Troubled Debt Restructurings
Commercial real estate	7,150	9,584	(2,434)
Commercial and industrial	1,926	939	987
Commercial construction	9,652	5,324	4,328
Residential mortgage	1,054	2,752	(1,698)
Home equity	612	341	271

Total Nonaccrual Troubled Debt Restructurings	20,394	18,940	1,454

Total Nonaccrual Loans	36,399	54,958	(18,559)
OREO	460	911	(451)

Total Nonperforming Assets	$36,859	$55,869	$(19,010)

Asset Quality Ratios:

Nonperforming loans as a percent of total loans	1.04%	1.63%
Nonperforming assets as a percent of total loans plus OREO	1.05%	1.66%

Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing at September 30, 2013 or December 31, 2012.

NPAs decreased to $36.9 million at September 30, 2013 compared to $55.9 million at December 31, 2012. The significant decline in NPAs is primarily the result of $18.1 million in NPL pay downs, $8.1 million of loan charge-offs, $4.4 million of loans returning to accrual status and a $2.8 million sale of NPLs. New NPL formation was $15.3 million for the first nine months of 2013. The new formation includes one $5.9 million commercial construction loan placed into nonaccrual status during the quarter ended September 30, 2013.

Deposits

(dollars in thousands)	September 30, 2013	December 31, 2012	$ Change

Noninterest-bearing demand	$974,262	$960,980	$13,282
Interest-bearing demand	324,291	316,760	7,531
Money market	308,445	361,233	(52,788)
Savings	1,039,115	965,571	73,544
Certificates of deposit	955,574	1,031,986	(76,412)
CDARs OWB and brokered CDs	92,516	1,898	90,618

Total Deposits	$3,694,203	$3,638,428	$55,775

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Deposits are the primary source of funds for us. We believe that our deposit base is stable and that we have the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Total deposits increased $55.8 million at September 30, 2013 compared to December 31, 2012.

Noninterest-bearing demand and interest-bearing demand increased $20.8 million at September 30, 2013 compared to December 31, 2012, primarily due to an increase in public deposit balances in September due to tax collections. Money market deposits decreased $52.8 million at September 30, 2013 compared to December 31, 2012 mainly due to our Wealth Management division reallocating $29.8 million of assets under management to other types of investments.

The low interest rate environment had an impact on our overall deposit mix as CD maturities at higher rates shifted into our savings products. The $14.2 million increase in CDs was impacted by the addition of $56.0 million of CDARS OWB deposits and $34.6 million in brokered CDs during the nine months ended September 30, 2013. Participation in the CDARS OWB program allows us to issue deposits from insured depository institutions that are members of the CDARS deposit placement service. The issuance of brokered certificates of deposit and participation in the CDARS OWB program are ALCO strategies to increase and diversify funding sources. CDs of $100,000 and over increased to 11 percent of total deposits at September 30, 2013 compared to 10 percent of total deposits at December 31, 2012.

Borrowings

(dollars in thousands)	September 30, 2013	December 31, 2012	$ Change

Securities sold under repurchase agreements, retail	$33,290	$62,582	$(29,292)
Short-term borrowings	175,000	75,000	100,000
Long-term borrowings	22,390	34,101	(11,711)
Junior subordinated debt securities	45,619	90,619	(45,000)

Total Borrowings	$276,299	$262,302	$13,997

Borrowings are an additional source of funding for us. Total borrowings increased by $14.0 million from December 31, 2012. The shift in the borrowing mix is a result of short-term funds being utilized to replace a $10 million long-term borrowing maturity in the first quarter of 2013 and the redemption of $45 million of subordinated debt during the second quarter of 2013. The subordinated debt was redeemed due to its diminishing regulatory capital benefit and the future positive impact on net interest income. In addition, securities sold under repurchase agreements decreased $29.3 million following a restructuring of the product and changes in customer preference.

Information pertaining to short-term borrowings is summarized in the tables below for the dates presented and for the nine and twelve month periods ended September 30, 2013 and December 31, 2012.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	September 30, 2013	December 31, 2012

Balance at the period end	$33,290	$62,582
Average balance during the period	63,382	47,388
Average interest rate during the period	0.13%	0.17%
Maximum month-end balance during the period	$83,766	$62,582
Average interest rate at the period end	0.01%	0.20%

	Short-Term Borrowings
(dollars in thousands)	September 30, 2013	December 31, 2012

Balance at the period end	$175,000	$75,000
Average balance during the period	86,813	50,212
Average interest rate during the period	0.26%	0.24%
Maximum month-end balance during the period	$175,000	$75,000
Average interest rate at the period end	0.28%	0.19%

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Information pertaining to long-term borrowings is summarized in the tables below for the dates presented and for the nine and twelve month periods ended September 30, 2013 and December 31, 2012.

	Long-Term Borrowings
(dollars in thousands)	September 30, 2013	December 31, 2012

Balance at the period end	$22,390	$34,101
Average balance during the period	25,078	33,841
Average interest rate during the period	3.09%	3.26%
Maximum month-end balance during the period	$28,913	$40,669
Average interest rate at the period end	3.01%	3.17%

	Junior Subordinated Debt Securities
(dollars in thousands)	September 30, 2013	December 31, 2012

Balance at the period end	$45,619	$90,619
Average balance during the period	72,853	90,619
Average interest rate during the period	3.23%	3.21%
Maximum month-end balance during the period	$90,619	$90,619
Average interest rate at the period end	2.71%	3.01%

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

S&T BANCORP, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following summarizes risk-based capital amounts and ratios for S&T Bancorp, Inc. and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized (1)	Well- Capitalized (2)	September 30, 2013		December 31, 2012
			Amount	Ratio	Amount	Ratio

S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$418,632	9.61%	$392,506	9.31%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	418,632	12.26%	392,506	11.98%
Total capital to risk-weighted assets	8.00%	10.00%	487,123	14.27%	504,041	15.39%

S&T Bank
Tier 1 leverage	4.00%	5.00%	$382,525	8.82%	$343,331	8.45%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	382,525	11.27%	343,331	10.88%
Total capital to risk-weighted assets	8.00%	10.00%	450,090	13.26%	452,906	14.35%

(1) For an institution to qualify as “adequately capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 8 percent, 4 percent and 4 percent. At September 30, 2013, we exceeded those requirements.

(2) For an institution to qualify as “well capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10 percent, 6 percent and 5 percent. At September 30, 2013, we exceeded those requirements.

Our total risk based capital ratio decreased by 112 basis points to 14.27 percent at September 30, 2013 from 15.39 percent at December 31, 2012. The decrease was due primarily to the repayment of $45.0 million of subordinated debt during the second quarter of 2013.

In October 2012, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $300 million of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2013, we had not issued any securities pursuant to the shelf registration statement.

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

In order to monitor interest rate risk beyond the 12 month time horizon of rate shocks, we also perform EVE analysis. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE rate change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analysis, EVE incorporates management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and core deposit behavior and value. S&T policy guidelines limit the change in EVE given changes in rates of +/- 300 basis points. Policy guidelines define the percent change in EVE by graduated risk tolerance levels of minimal, moderate and high

S&T BANCORP, INC. AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – continued

The table below reflects the rate shock analyses and EVE results. Both are in the minimal risk tolerance level.

	September 30, 2013		December 31, 2012
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity

+300	9.6	14.9	8.2	23.2
+200	6.1	11.6	5.0	16.8
+100	2.7	6.4	2.0	9.1
- 100	(3.6)	(9.8)	(2.4)	(9.7)

The results from the rate shock analyses are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive balance sheet will differ depending upon the change in market interest rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in net interest income and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in net interest income and operating income. As measured by rate shock analyses, there was not a material change in our asset sensitive balance sheet position when comparing September 30, 2013 and December 31, 2012.

When comparing the EVE results for September 30, 2013 and December 31, 2012 the percent change to EVE has decreased. The change in EVE is due to the increase in long term rates between December 31, 2012 and September 30, 2013. The increase in long term rates resulted in a higher September 30, 2013 base case EVE mainly as a result of higher core deposit values. With a higher base EVE at September 30, 2013 and a similar dollar change between the base case and rate change scenarios at September 30, 2013 and December 31, 2012 the result is a lower percent change.

In addition to rate shocks and EVE, simulations are performed periodically to assess the sensitivity of scenario assumptions on pretax net interest income. Simulation analyses test for sensitivity to yield curve shape and slope changes, severe rate shocks, changes in prepayment assumptions and significant balance mix changes. Simulations indicate that an increase in rates will most likely result in an improvement in pretax net interest income. The improvement is based on our assumptions, therefore some of the benefit reflected in our scenarios may be offset by a change in the competitive environment and a change in product preference by our customers.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of September 30, 2013. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 25, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheet at September 30, 2013 and Audited Consolidated Balance Sheet at December 31, 2012, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months and Nine Months ended September 30, 2013 and 2012, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months ended September 30, 2013 and 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012 and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: October 30, 2013	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)