Form 10-K
period 2013-12-31
S&T BANCORP INC
filed 2014-02-21
CIK 719220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

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

Yes  ☐    No   ☒

The aggregate estimated fair value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013:

Common Stock, $2.50 par value – $570,272,074

The number of shares outstanding of the issuer’s classes of common stock as of February 17, 2014:

Common Stock, $2.50 par value – 29,737,725 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of S&T Bancorp, Inc., to be filed pursuant to Regulation 14A for the 2014 annual meeting of shareholders to be held May 19, 2014 are incorporated by reference into Part III of this annual report on Form 10-K.

PART I

Item 1.  BUSINESS

General

S&T Bancorp, Inc., or S&T (also referred to below as “we”, “us” or “our”), including, on a consolidated basis with our subsidiaries where appropriate, was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and has three wholly owned subsidiaries, S&T Bank, 9th Street Holdings, Inc. and STBA Capital Trust I. We also own a one-half interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC. We are registered as a financial holding company with the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended, or the BHCA. As of December 31, 2013, we had approximately $4.5 billion in assets, $3.6 billion in loans, $3.7 billion in deposits and our shareholders’ equity was $571.3 million.

S&T Bank is a full service bank with its main office at 800 Philadelphia Street, Indiana, Pennsylvania, providing services to its customers through offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Clarion, Clearfield, Indiana, Jefferson, Washington and Westmoreland counties of Pennsylvania. We also have two loan production offices, or LPOs, in Ohio, with our most recent LPO established in Central Ohio on January 21, 2014. S&T Bank deposits are insured by the Federal Deposit Insurance Corporation, or FDIC, to the maximum extent provided by law.

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

We operate three reportable operating segments including Community Banking, Wealth Management and Insurance. Our Community Banking segment offers services which include accepting time and demand deposits, originating commercial and consumer loans, and providing letters of credit and credit card services. We believe that we have a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors.

The Wealth Management segment offers discount brokerage services, services as executor and trustee under wills and deeds, guardian and custodian of employee benefits and other trust services, as well as a registered investment advisor that manages private investment accounts for individuals and institutions. Total Wealth Management assets under management and administration were approximately $1.9 billion at December 31, 2013.

The Insurance segment includes a full-service insurance agency offering commercial property and casualty insurance, group life and health coverage, employee benefit solutions and personal insurance lines.

Refer to the financial statements and Part II, Item 8, Note 25 of this Form 10-K for further details pertaining to our operating segments.

Employees

As of December 31, 2013, we had 948 full-time equivalent employees.

Access to United States Securities and Exchange Commission Filings

All of our reports filed electronically with the United States Securities and Exchange Commission, or the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or the Report, our prior annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports are accessible at no cost on our website at www.stbancorp.com under Financial Information,

Item 1.  BUSINESS — continued

SEC Filings. These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The charters of the Audit Committee, the Compensation and Benefits Committee and the Nominating and Corporate Governance Committee, the Complaints Regarding Accounting, Internal Accounting Controls or Auditing Matters Policy, or the Whistleblower Policy, the Code of Conduct for the CEO and CFO, the General Code of Conduct, and the Shareholder Communications Policy are also available at www.stbancorp.com under Corporate Governance.

Supervision and Regulation

General

S&T and S&T Bank are each extensively regulated under federal and state law. The following describes certain aspects of that regulation and does not purport to be a complete description of all regulations that affect S&T and S&T Bank or all aspects of any regulation discussed here.

To the extent statutory or regulatory provisions are described the description is qualified in its entirety by reference to the particular statutory or regulatory provisions. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on S&T or S&T Bank is impossible to determine with any certainty.

Any change in applicable laws or regulations, or in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on our business, operations and earnings.

S&T

We are a bank holding company subject to regulation under the BHCA and the examination and reporting requirements of the Federal Reserve Board. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any additional bank, or merge or consolidate with another bank holding company, without the prior approval of the Federal Reserve Board. We have maintained a passive ownership position in Allegheny Valley Bancorp, Inc. (14.3 percent) pursuant to approval from the Federal Reserve Board.

As a bank holding company, we are expected under statutory and regulatory provisions to serve as a source of financial and managerial strength to our subsidiary bank. A bank holding company is also expected to commit resources, including capital and other funds, to support its subsidiary bank.

We elected to become a financial holding company under the BHCA in 2001 and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to maintain our status as a financial holding company, we must remain “well-capitalized” and “well-managed” and the depository institutions controlled by us must remain “well-capitalized,” “well-managed” (as defined in federal law) and have at least a “satisfactory” Community Reinvestment Act, or CRA rating. Refer to Part II, Item 8, Note 23 Regulatory Matters, of this Report for information concerning the current capital ratios of S&T and S&T Bank. No prior regulatory approval is required for a financial holding company with total consolidated assets less than $50 billion to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board, unless the total consolidated assets to be acquired exceed $10 billion. The BHCA identifies several activities as “financial in nature” including, among others, securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance

Item 1.  BUSINESS — continued

underwriting and sales agency; investment advisory activities; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Banks may also engage in, subject to limitations on investment, activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is “well-capitalized,” “well-managed” and has at least a “satisfactory” CRA rating.

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
•

CTCLIC is a joint venture with another financial institution, acting as a reinsurer of credit life, accident and health insurance policies sold by S&T Bank and the other institution. S&T Bank and the other institution each have ownership interests of 50 percent in CTCLIC.

•

S&T Insurance Group, LLC distributes life insurance and long-term disability income insurance products. During 2001, S&T Insurance Group, LLC and Attorneys Abstract Company, Inc. entered into an agreement to form S&T Settlement Services, LLC, or STSS, with respective ownership interests of 55 percent and 45 percent. STSS is a title insurance agency servicing commercial customers. During 2002, S&T Insurance Group, LLC expanded into the property and casualty insurance business with the acquisition of S&T-Evergreen Insurance LLC.

•

Stewart Capital Advisors, LLC was formed in August 2005 and is a registered investment advisor that manages private investment accounts for individuals and institutions and advises the Stewart Capital Mid Cap Fund.

S&T Bank

As a Pennsylvania-chartered, FDIC-insured commercial bank, S&T Bank is subject to the supervision and regulation of the Pennsylvania Department of Banking and Securities, or PADB, and the FDIC. We are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted and limits on the types of other activities in which S&T Bank may engage and the investments it may make.

In addition, S&T Bank is subject to affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act that limit the amount of transactions between itself and S&T or S&T’s nonbank subsidiaries. Under these provisions, transactions between a bank and its parent company or any single nonbank affiliate generally are limited to 10 percent of the bank subsidiary’s capital and surplus, and with respect to all transactions with affiliates, are limited to 20 percent of the bank subsidiary’s capital and surplus. Loans and extensions of credit from a bank to an affiliate generally are required to be secured by eligible collateral in specified amounts. The Dodd-Frank Act Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, expands the affiliate transaction rules to

Item 1.  BUSINESS — continued

broaden the definition of affiliate and to apply to securities borrowing or lending, repurchase or reverse repurchase agreements and derivatives activities that we may have with an affiliate, as well as to strengthen collateral requirements and limit Federal Reserve exemptive authority. Also, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders was expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. These expansions became effective July 21, 2012. These provisions have not had a material effect on S&T or S&T Bank.

Insurance of Accounts; Depositor Preference

The deposits of S&T Bank are insured up to applicable limits per insured depositor by the FDIC. The Dodd-Frank Act codified FDIC deposit insurance coverage per separately insured depositor for all account types at $250,000. The Dodd-Frank Act also maintained federal deposit insurance coverage for noninterest-bearing transaction accounts at an unlimited amount from December 31, 2010 until this part of the Act expired on December 31, 2012. Deposits held in noninterest-bearing transaction accounts are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total is insured up to at least $250,000.

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

In February 2011, the FDIC Board of Directors adopted a final rule, Deposit Insurance Assessment Base, Assessment Rate Adjustments, Dividends, Assessment Rates and Large Bank Pricing Methodology. This final rule redefined the deposit insurance assessment base to equal average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act, altered assessment rates, implemented the Dodd-Frank Act’s DIF dividend provisions and revised the risk-based assessment system for all large insured depository institutions (those with at least $10.0 billion in total assets). Many of the changes were made as a result of provisions of the Dodd-Frank Act that were intended to shift more of the cost of raising the reserve ratio from institutions with less than $10.0 billion in assets (such as S&T Bank) to the larger banks. Except for the future assessment rate schedules, all changes went into effect April 1, 2011 which lowered our FDIC expense in 2013 and 2012 compared to 2011. In addition to DIF assessments, the FDIC assesses all insured deposits a special assessment to fund the repayment of debt obligations of the Financing Corporation, or FICO. FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation in the 1990s.

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

Capital

The Federal Reserve Board and FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under current capital

Item 1.  BUSINESS — continued

guidelines, (which will be replaced by a new regulatory capital rule effective January 1, 2015, for smaller banking organizations such as S&T and S&T Bank, as discussed below), S&T and S&T Bank are required to maintain certain capital standards based on ratios of capital to average assets and capital to risk weighted assets. The guidelines define a bank’s total qualifying capital as having two components. Tier 1 capital, which must be at least 50 percent of total qualifying capital, is mainly comprised of common equity, retained earnings and qualifying preferred stock, less certain intangibles. Tier 2 capital may include the allowance for loan losses, or ALL, up to a maximum of 1.25 percent of risk weighted assets, qualifying subordinated debt, qualifying preferred stock, hybrid capital instruments and up to 45 percent of net unrealized gains on available-for-sale equity securities. The guidelines also define the weights assigned to assets and off-balance sheet items to determine the risk weighted asset component of the risk-based capital ratios.

The Federal Reserve Board and FDIC have established minimum and well-capitalized standards for banks and bank holding companies. The minimum capital standards are defined as a Tier 1 ratio of at least 4.00 percent, a total capital ratio of at least 8.00 percent and a leverage ratio of at least 3.00 percent. The leverage ratio of 3.00 percent is for those bank and bank holding companies that meet certain specified criteria, including having received the highest regulatory rating and are not experiencing significant growth or expansion. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 4.00 percent. S&T and S&T Bank maintain capital levels to meet the well-capitalized regulatory standards, which are defined as a Tier 1 ratio of at least 6.00 percent and a total capital ratio of at least 10.00 percent. S&T Bank must also maintain a leverage ratio of at least 5.00 percent to meet the well-capitalized regulatory standards. At December 31, 2013 S&T’s Tier 1 capital was 12.37 percent, total capital was 14.36 percent and leverage ratio was 9.75 percent. S&T Bank’s Tier 1, total capital and leverage ratios were 11.36 percent, 13.35 percent, and 8.95 percent.

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

In addition to the Dodd-Frank Act, the international oversight body of the Basel Committee on Banking Supervision reached agreements to require more and higher-quality capital, known as Basel III, in July 2010. The federal banking agencies issued a final rule to implement Basel III as well as the minimum leverage and risk-based capital requirements of the Dodd-Frank Act in July 2013. The final rule establishes a comprehensive capital framework that will revise and replace the current capital guidelines. The rule will go into effect on January 1, 2015, for smaller banking organizations such as S&T and S&T Bank. It introduces a common equity Tier 1 capital ratio requirement of 4.50 percent, increases the minimum Tier 1 capital ratio to 6.00 percent, and requires a leverage ratio of 4.00 percent for all banks. Common equity Tier 1 capital consists of common stock instruments that meet the eligibility criteria in the final rules, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest. The rule also requires a banking organization to maintain a capital conservation buffer composed of common equity Tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets. The capital conservation buffer will be phased in beginning in 2016, at 25%, increasing to 50% in 2017, 75% in 2018 and 100% in 2019 and beyond. As a result, a banking organization must maintain a common equity Tier 1 capital ratio greater than 7.00 percent, a Tier 1 capital ratio greater than 8.50 percent and a Total risk-based capital ratio greater than 10.50 percent, otherwise, it will be subject to restrictions on capital distributions and

Item 1.  BUSINESS — continued

discretionary bonus payments. By 2019, when the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the well-capitalized regulatory requirements. To be well-capitalized, a banking organization must have a common equity Tier 1 capital ratio of at least 6.50 percent, a Tier 1 capital ratio of at least 8.00 percent and a total capital ratio of at least 10.00 percent. The rule also disqualifies certain financial instruments from inclusion in regulatory capital and requires more deductions from capital.

The new regulatory capital rule also revises the calculation of risk-weighted assets. It includes a new framework under which the risk weight will increase for most credit exposures that are 90 days or more past due or on nonaccrual, high-volatility commercial real estate loans, certain equity exposures and changes to the credit conversion factors of off balance sheet items, such as the unused portion of a loan commitment.

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

In connection with the issuance of the preferred stock to the U.S. Treasury in 2009, we also issued the U.S. Treasury a warrant to purchase 517,012 shares of our common stock at an initial per share exercise price of $31.53, with an estimated fair value of $4.0 million on the date of issuance. We did not repurchase the warrant concurrently with the redemption of the preferred stock. The warrant remains outstanding as of the date of the filing of this Annual Report on Form 10-K. The warrant provides for the adjustment of the exercise price and the number of shares of our common stock issuable upon exercise pursuant to customary anti-dilution provisions. The U.S. Treasury agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant, but sold the warrant in 2013, and the buyer is not under any restrictions with regard to voting power of the stock if the warrant is exercised. The warrant will remain outstanding until January 2019 or until it is exercised by the owner at the exercise price of $31.53 per share.

Payment of Dividends

S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of our revenues consist of dividend payments we receive from S&T Bank. S&T Bank, in turn, is subject to federal and state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Thus, under certain circumstances based upon our financial condition, our ability to declare and pay quarterly dividends may require consultation with the Federal Reserve Board and may be prohibited by applicable Federal Reserve Board regulations. If we were to pay a dividend in contravention of Federal Reserve regulations, the Federal Reserve could raise supervisory concerns.

Item 1.  BUSINESS — continued

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies such as us and our depository institution subsidiary by federal law and regulatory policy. These obligations and restrictions are designed to reduce potential loss exposure to the FDIC’s deposit insurance fund in the event an insured depository institution becomes in danger of default or is in default. Under current federal law for example, the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as defined by the law. Under regulations established by the federal banking agencies, a “well-capitalized” institution must have a Tier 1 capital ratio of at least 6.00 percent, a Total capital ratio of at least 10.00 percent and a leverage ratio of at least 5.00 percent and must not be subject to a capital directive or order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4.00 percent, a Total capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent. The most highly-rated financial institutions minimum requirement for the leverage ratio is 3.00 percent. In the federal banking agencies’ final rule to implement Basel III and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act, the federal banking agencies have also changed the definitions of these categories, including the introduction of a common equity Tier 1 capital ratio in each definition, which are to become effective as of January 1, 2015. As of December 31, 2013, S&T and S&T Bank were classified as “well-capitalized.” The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.

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

The federal banking agencies have also adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, fees and compensation and benefits. In general, the guidelines require appropriate systems and practices to identify and manage specified risks and exposures. The guidelines prohibit excessive compensation as an unsafe and unsound practice and characterize compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the agencies have adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not in compliance with any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an “undercapitalized” institution is subject under the prompt corrective action provisions described above.

Item 1.  BUSINESS — continued

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

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, S&T Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include, among other laws, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act and the CRA. In addition, rules of the Consumer Financial Protection Bureau pursuant to federal law require disclosure of privacy policies to consumers and in some circumstances, allow consumers to prevent the disclosure of certain personal information to nonaffiliated third parties.

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

Item 1.  BUSINESS — continued

Government Actions and Legislation

The Dodd-Frank Act is significantly changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including S&T and S&T Bank. The Dodd-Frank Act contains a number of provisions intended to strengthen capital. Refer to Capital within Part I, Item 1 for additional information.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Act may not be known for many years. The Dodd-Frank Act also contains provisions that expand the insurance assessment base and increase the scope of deposit insurance coverage.

Among other provisions, the SEC has enacted rules, required by the Dodd-Frank Act, giving stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and allowing certain stockholders to nominate their own candidates for election as directors using a company’s proxy materials. The legislation also directs the federal financial institution regulatory agencies to promulgate rules prohibiting excessive compensation being paid to financial institution executives. In addition, in December of 2013, federal regulators adopted final regulations regarding the so-called Volcker Rule established in the Dodd-Frank Act. The Volcker Rule generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds, subject to certain exemptions). The new rules are complex and it is not clear how they will be implemented over time. However, S&T does not currently anticipate that they will have a material effect on S&T Bank or its affiliates, because we do not engage in the prohibited activities.

The Dodd-Frank Act also created the Consumer Financial Protection Bureau, or CFPB, that took over rulemaking responsibility on July 21, 2011 for the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others. Institutions that have assets of $10.0 billion or less, such as S&T Bank, will continue to be supervised in this area by their state and primary federal regulators (in the case of S&T Bank, the FDIC). The Act also gives the CFPB expanded data collection powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint function also has been consolidated into the CFPB with respect to the institutions it supervises. The CFPB established an Office of Community Banks and Credit Unions, with a mission to ensure that the CFPB incorporates the perspectives of small depository institutions into the policy-making process, communicates relevant policy initiatives to community banks and credit unions, and works with community banks and credit unions to identify potential areas for regulatory simplification. In addition, the Dodd-Frank Act required the Federal Reserve Board to adopt a rule addressing interchange fees applicable to debit card transactions. This rule, Regulation II, effective October 1, 2011, does not apply to banks with less than $10.0 billion in assets.

In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. In particular, on January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable

Item 1.  BUSINESS — continued

presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet government-sponsored enterprise, or GSE, Federal Housing Administration, or FHA, and Veterans Affairs, or VA, underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule became effective on January 10, 2014. We do not believe these rules will have a material impact on our mortgage business.

The federal agencies responsible for implementing the provisions of the Dodd-Frank Act have issued a substantial number of rules. Some of the rules have not taken effect, and more rules will be issued. Not all of the Dodd-Frank Act provisions and their implementing regulations apply to banks the size of S&T Bank. We cannot predict the ultimate impact of the Act on S&T or S&T Bank at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that they, at a minimum, will increase our operating and compliance costs.

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

Changes in bank regulation, such as changes in the products and services banks can offer and permitted involvement in non-banking activities by bank holding companies, as well as bank mergers and acquisitions, can affect our ability to compete with other financial service providers. Our ability to do so will depend upon how successfully we can respond to the evolving competitive, regulatory, technological and demographic developments affecting our operations.

We face significant competition in both originating loans and attracting deposits. The Western Pennsylvania area has a high density of financial institutions, some of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings associations, mortgage banking companies, credit unions and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Because larger

Item 1.  BUSINESS — continued

competitors have advantages in attracting business from larger corporations, we do not generally attempt to compete for that business. Instead, we concentrate our efforts on attracting the business of individuals, and small and medium-size businesses. We consider our competitive advantages to be customer service and responsiveness to customer needs, the convenience of banking offices and hours, and the availability and pricing of our products and services. We emphasize personalized banking and the advantage of local decision-making in our banking business.

The financial service industry is likely to become more competitive as further technological advances enable more companies to provide financial services on a more efficient and convenient basis. Technological innovations have lowered traditional barriers to entry and enabled many companies to compete in financial services markets. Many customers now expect a choice of banking options for the delivery of services, including traditional banking offices, telephone, mail, internet, mobile, ATMs, self-service branches, and/or in-store branches. These delivery channels are offered by traditional banks and savings associations, as well as credit unions, brokerage firms, asset management groups, finance and insurance companies, internet-based companies, and mortgage banking firms. We believe that our current market area, consisting primarily of Western Pennsylvania and Northeast Ohio, provides long-term opportunity for growth in deposits and loans. Commercial and residential real estate values in our market have improved during 2013. Nevertheless, certain other regional and local economies remain more fragile, and uncertainty in those economies could affect, to some extent, consumer and corporate spending in our area.

Item 1A.  RISK FACTORS

Investments in our common stock involve risk. The following discussion highlights the risks that we believe are material to S&T, but does not necessarily include all risks that we may face.

The market price of our common stock may fluctuate significantly in response to a number of factors.

Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing U.S. economic environment and changes in the commercial and residential real estate market, any of which may cause our stock price to fluctuate. If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

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

We take credit risk by virtue of making loans and extending loan commitments and letters of credit. Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. Our credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. There can be no assurance that such measures will be effective in avoiding undue credit risk. If the models and approaches we use to select, manage and underwrite our consumer and commercial loan products become less predictive of future charge-offs (due, for example, to rapid changes in the economy, including the unemployment rate), our credit losses may increase.

The value of the collateral used to secure our loans may not be sufficient to compensate for the amount of an unpaid loan and we may be unsuccessful in recovering the remaining balance from our customers.

Decreases in real estate values, particularly with respect to our commercial lending and mortgage activities, could adversely affect the value of property used as collateral for our loans and our customers’ ability to repay these loans, which in turn could impact our profitability. Repayment of our commercial loans is often dependent on the cash flow of the borrower, which may become

Item 1A.  RISK FACTORS — continued

unpredictable. If the value of the assets, such as real estate, serving as collateral for the loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, we may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. This could result in higher charge-offs which could have a material adverse effect on our operating results and financial condition.

Changes in the overall credit quality of our portfolio can have a significant impact on our earnings.

Like other lenders, we face the risk that our customers will not repay their loans. We reserve for losses in our loan portfolio based on our assessment of inherent credit losses. This process, which is critical to our financial results and condition, requires complex judgment including our assessment of economic conditions, which are difficult to predict. Through a periodic review of the loan portfolio, management determines the amount of the allowance for loan loss, or ALL, by considering historical losses combined with qualitative factors including general and regional economic conditions, asset quality trends, loan policy and underwriting and changes in loan concentrations and collateral values. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. We may underestimate our inherent losses and fail to hold an ALL sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of inherent losses and an inadequate ALL. As our assessment of inherent losses changes, we may need to increase or decrease our ALL, which could impact our financial results and profitability.

Our loan portfolio is concentrated in Western Pennsylvania, and our lack of geographic diversification increases our risk profile.

The regional economic conditions in Western Pennsylvania affect the demand for our products and services as well as the ability of our customers to repay their loans and the value of the collateral securing these loans. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A significant decline in the regional economy caused by inflation, recession, unemployment or other factors could negatively affect our customers, the quality of our loan portfolio and the demand for our products and services. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market area.

Our loan portfolio has a significant concentration of commercial real estate loans.

The majority of our loans are to commercial borrowers. The commercial real estate, or CRE, segment of our loan portfolio is typically more impacted by economic fluctuations. CRE lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by CRE often depend upon the successful operation and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. Additionally, we have a number of significant credit exposures to commercial borrowers, and while the majority of these borrowers have numerous projects that make up the total aggregate exposure, if one or more of these borrowers default or have financial difficulties, we could experience higher credit losses, which could adversely impact our financial condition and results of operations.

Item 1A.  RISK FACTORS — continued

Risks Related to Our Operations

An interruption or security breach of our information systems may result in financial losses or in a loss of customers.

We depend upon data processing, communication and information exchange on a variety of computing platforms and networks, including the internet. We have experienced cyber security incidents in the past, which we did not deem material, and may experience them in the future. We believe that we have implemented appropriate measures to mitigate potential risks to our technology and our operations from these information technology disruptions. However, we cannot be certain that all of our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. The occurrence of any failures, interruptions or security breaches of our information systems could disrupt our continuity of operations or result in the disclosure of sensitive, personal customer information which could have a material adverse impact on our business, financial condition and results of operations through damage to our reputation, loss of customer business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Losses arising from such a breach could materially exceed the amount of insurance coverage we have, which could adversely affect our results of operation.

We rely on third-party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service by any third party could have a material adverse effect on our business.

We are dependent for the majority of our technology, including our core operating system, on third party providers. If these companies were to discontinue providing services to us, we may experience significant disruption to our business. If any of our third party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services. Certain of our products, our commercial banking products, for example, may be used as a method of payment at third-party retailers. We are dependent on these third-party retailers securing their information systems, over which we have no control, and a breach of their information systems could result in the disclosure of sensitive, personal customer information, which could have a material adverse impact on our business through damage to our reputation, loss of customer business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.

Risks Related to Interest Rates and Investments

Our net interest income could be negatively affected by interest rate changes which may adversely affect our financial condition.

Our results of operations are largely dependent on net interest income, which is the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. There may be mismatches between the maturity and repricing of our assets and liabilities that could cause the net interest rate spread to compress, depending on the level and type of changes in the interest rate environment. Interest rates could remain at historical low levels causing rate spread compression over an extended period of time. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental agencies. In addition, some of our customers often have the ability to prepay

Item 1A.  RISK FACTORS — continued

loans or redeem deposits with either no penalties, or penalties that are insufficient to compensate us for the lost income. A significant reduction in our net interest income will adversely affect our business and results of operations. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

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

The Dodd-Frank Act was enacted as a major reform in response to the financial crisis that began in the last decade. The Dodd-Frank Act increases regulation and oversight of the financial services industry, and imposes restrictions on the ability of institutions within the industry to conduct business consistent with historical practices, including aspects such as capital requirements, affiliate transactions, compensation, consumer protection regulations and mortgage regulation, among others. It is not clear what impact the Dodd-Frank Act and the numerous implementing regulations will ultimately have on the financial markets or on the U.S. banking and financial services industries and the broader U.S. and global economies. They may increase our costs of regulatory compliance and of doing business and otherwise affect our operations, and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition. They also may significantly affect our business strategy, the markets in which we do business, the markets for and value of our investments and our ongoing operations, costs and profitability.

Our deposit insurance premiums may increase in the future, which could have a material adverse impact on our future earnings and financial condition.

The FDIC insures deposits at FDIC-insured financial institutions, including S&T Bank. The FDIC charges insured financial institutions premiums to maintain the Depositors Insurance Fund, or DIF, at a specific level. The Bank’s FDIC insurance premiums recently decreased after substantial increases beginning in 2009, but we may pay significantly higher premiums in the future. Recent economic conditions increased bank failures, which decreased the DIF. The Dodd-Frank Act increased the minimum target DIF ratio from 1.15 percent of estimated insured deposits to 1.35 percent of estimated insured deposits. The FDIC must seek to achieve the 1.35 percent ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase.

The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2 percent as a long-term goal beyond what is required by statute. There is no implementation deadline for the 2 percent ratio. The FDIC may increase the

Item 1A.  RISK FACTORS — continued

assessment rates or impose additional special assessments in the future to keep the DIF at or above the statutory minimum target. Any increase in our FDIC premiums could have an adverse effect on the Bank’s profits and financial condition. Refer to Supervision and Regulation within Part I, Item 1 of this Report for additional information.

Future governmental regulation and legislation could limit our growth.

We are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of our operations. The regulations are primarily intended to protect depositors, customers and the banking system as a whole, not shareholders. Failure to comply with applicable regulations could lead to penalties and damage to our reputation. Furthermore, as shown through the Dodd-Frank Act, the regulatory environment is constantly undergoing change and the impact of changes to laws, the rapid implementation of regulations, the interpretation of such laws or regulations or other actions by existing or new regulatory agencies could make regulatory compliance more difficult or expensive, and thus could affect our ability to deliver or expand services, or it could diminish the value of our business. The ramifications and uncertainties of the recent increase in government intervention in the U.S. financial system could also adversely affect us. Refer to Supervision and Regulation within Part I, Item 1 of this Report for additional information.

Negative public opinion could damage our reputation and adversely impact our earnings and liquidity.

Reputational risk, or the risk to our business, earnings, liquidity and capital from negative public opinion, could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues or inadequate protection of customer information. We are dependent on third-party providers for a number of services that are important to our business. Refer to the risk factor titled, “We rely on third-party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service by any third party could have a material adverse effect on our business” for additional information. A failure by any of these third-party service providers could cause a disruption in our operations, which could result in negative public opinion about us or damage to our reputation. We expend significant resources to comply with regulatory requirements, and the failure to comply with such regulations could result in reputational harm or significant legal or remedial costs. Damage to our reputation could adversely affect our ability to retain and attract new customers and adversely impact our earnings and liquidity.

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

Item 1A.  RISK FACTORS — continued

Risks Related to Our Business Strategy

Our strategy includes growth plans through organic growth, market expansion and acquisitions. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy, which may include organic growth, expansion or acquisitions. We cannot give assurance that we will be able to expand our existing market presence, or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy.

Our failure to find suitable acquisition candidates, or successfully bid against other competitors for acquisitions, could adversely affect our ability to fully implement our business strategy. If we are successful in acquiring other entities, the process of integrating such entities will divert significant management time and resources. We may not be able to integrate efficiently or operate profitably any entity we may acquire. We may experience disruption and incur unexpected expenses in integrating acquisitions. These failures could adversely impact our future prospects and results of operation.

We are subject to competition from both banks and non-banking companies.

The financial services industry is highly competitive, and we encounter strong competition for deposits, loans and other financial services in our market area. Our principal competitors include commercial banks of all types, finance companies, credit unions, mortgage brokers, insurance agencies, trust companies and various sellers of investments and investment advice. Many of our non-bank competitors are not subject to the same degree of regulation that we are and have advantages over us in providing certain services. Additionally, many of our competitors are significantly larger than we are and have greater access to capital and other resources. Failure to compete effectively for deposit, loan and other financial service customers in our markets could cause us to lose market share, slow our growth rate and have an adverse effect on our financial condition and results of operations.

We may be required to raise capital in the future, but that capital may not be available or may not be on acceptable terms when it is needed.

We are required by federal regulatory authorities to maintain adequate capital levels to support operations. Our ability to raise additional capital is dependent on capital market conditions at that time and on our financial performance and outlook. New regulations to implement Basel III and the Dodd-Frank Act require us to have more capital. While we believe we currently have sufficient capital, if we cannot raise additional capital when needed, we may not be able to meet these requirements, and our ability to further expand our operations through organic growth, market expansion and acquisitions may be adversely affected.

Risks Related to Liquidity

We rely on a stable core deposit base as our primary source of liquidity.

We are dependent for our funding on a stable base of core deposits. Our ability to maintain a stable core deposit base is a function of our financial performance, our reputation and the security provided by FDIC insurance, which combined, gives customers confidence in us. If any of these items are damaged or come into question, the stability of our core deposits could be harmed.

Item 1A.  RISK FACTORS — continued

Our ability to meet contingency funding needs, in the event of a crisis that causes a disruption to our core deposit base, is dependent on access to wholesale markets, including funds provided by the FHLB of Pittsburgh.

We own stock in the Federal Home Loan Bank, or FHLB, in order to qualify for membership in the FHLB system, which enables us to borrow on our line of credit with the FHLB that is secured by a blanket lien on a significant portion of our loan portfolio. Changes or disruptions to the FHLB or the FHLB system in general may materially impact our ability to meet short and long-term liquidity needs or meet growth plans. Additionally, we cannot be assured that the FHLB will be able to provide funding to us when needed, nor can we be certain that the FHLB will provide funds specifically to us, should our financial condition and/or our regulators prevent access to our line of credit. The inability to access this source of funds could have a materially adverse effect on our ability to meet our customer’s needs. Our financial flexibility could be severely constrained if we were unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates.

Risks Related to Our Owning Our Stock

Our outstanding warrant may be dilutive to holders of our common stock.

The ownership interest of the existing holders of our common stock may be diluted to the extent our outstanding warrant is exercised. The warrant will remain outstanding until 2019. The shares of common stock underlying the warrant represent approximately 1.71 percent of the shares of our common stock outstanding as of January 31, 2014 (including the shares issuable upon exercise of the warrant in total shares outstanding). The warrant holder has the right to vote any of the shares of common stock it receives upon exercise of the warrant.

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

Item 2.  PROPERTIES

We own a four-story building in Indiana, Pennsylvania, located at 800 Philadelphia Street, which serves as our headquarters and executive and administrative offices. Our Community Banking, Insurance and Wealth Management segments are also located at our headquarters. In addition, we own a two-story building in Indiana, Pennsylvania that serves as additional administrative offices. We lease a building in Indiana, Pennsylvania that houses both our data processing and technology center as well as one of our branches. Community Banking has 58 locations, including 55 branches located in eleven counties in Pennsylvania, of which 40 are owned and 15 are leased, including the aforementioned building that shares space with our data center. The other three Community Banking locations include two separate drive up facilities and one leased loan production office in Akron, Ohio. In January 2014, we signed a lease for a loan production office in Columbus, Ohio. We lease two offices to our Insurance segment, one in Indiana County, Pennsylvania and one in Cambria County, Pennsylvania. The Insurance segment leases one additional office, and has staff located

Item 2.  PROPERTIES — continued

within the Community Banking offices in Jefferson, Blair and Washington counties. Wealth Management leases two offices, one in Allegheny County, Pennsylvania and one in Westmoreland County, Pennsylvania. Wealth Management also has several staff located within the Community Banking offices to provide their services to our retail customers. Our operating leases and the one capital lease for Community Banking, Wealth Management and Insurance expire at various dates through the year 2054 and generally include options to renew. For additional information regarding the lease commitments, refer to Part II, Item 8, Note 10 Premises and Equipment in the Notes to Consolidated Financial Statements.

Item 3.  LEGAL PROCEEDINGS

The nature of our business generates a certain amount of litigation which arises in the ordinary course of business. However, in management’s opinion, there are no proceedings pending that we are a party to or our property is subject to that would be material in relation to our financial condition or results of operations. In addition, no material proceedings are pending nor are known to be threatened or contemplated against us by governmental authorities or other parties.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividend Information

Our common stock is listed on the NASDAQ Global Select Market System or NASDAQ under the symbol STBA. The range of sale prices for the years 2013 and 2012 is detailed in the table below and is based upon information obtained from NASDAQ. As of the close of business on January 31, 2014, we had 3,095 shareholders of record. Dividends paid by S&T are primarily provided from S&T Bank’s dividends to S&T. The payment of dividends by S&T Bank to S&T is subject to the restrictions described in Part II, Item 8, Note 6 Dividend and Loan Restrictions of this Report. The cash dividends declared per share are shown below.

	Price Range of Common Stock		Cash Dividends Declared
2013	Low	High
Fourth quarter	$23.18	$26.41	$0.16
Third quarter	19.74	24.98	0.15
Second quarter	17.14	19.98	0.15
First quarter	17.24	18.98	0.15

2012
Fourth quarter	$16.32	$18.50	$0.15
Third quarter	15.68	19.40	0.15
Second quarter	16.41	21.98	0.15
First quarter	19.65	23.34	0.15

Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information Update in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — continued

Five-Year Cumulative Total Return

The following chart compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index(1) and NASDAQ Bank Index(2) assuming a $100 investment in each on December 31, 2008.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
S&T Bancorp, Inc.	$100.00	$49.75	$68.04	$60.69	$57.94	$83.50
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
NASDAQ Bank	100.00	83.70	95.55	85.52	101.50	143.84

(1)	The NASDAQ Composite Index measures all NASDAQ domestic and international based common type stocks listed on the Nasdaq Stock Market.
(2)

The NASDAQ Bank Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Banks. These companies include banks providing a broad range of financial services, including retail banking, loans and money transmissions.

Item 6.  SELECTED FINANCIAL DATA

The tables below summarize selected consolidated financial data as of the dates or for the periods presented and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and the Consolidated Financial Statements and Supplementary Data in Part II, Item 8 of this Report.

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009

Total assets	$4,533,190	$4,526,702	$4,119,994	$4,114,339	$4,170,475
Securities available-for-sale, at fair value	509,425	452,266	356,371	286,887	353,722
Loans held for sale	2,136	22,499	2,850	8,337	6,073
Portfolio loans, net of unearned income	3,566,199	3,346,622	3,129,759	3,355,590	3,398,334
Goodwill	175,820	175,733	165,273	165,273	165,167
Total deposits	3,672,308	3,638,428	3,335,859	3,317,524	3,304,541
Securities sold under repurchase agreements	33,847	62,582	30,370	40,653	44,935
Short-term borrowings	140,000	75,000	75,000	—	51,300
Long-term borrowings	21,810	34,101	31,874	29,365	85,894
Junior subordinated debt securities	45,619	90,619	90,619	90,619	90,619
Preferred stock, series A	—	—	—	106,137	105,370
Total shareholders’ equity	571,306	537,422	490,526	578,665	553,318

CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
(dollars in thousands, except per share data)	2013	2012	2011	2010	2009

Interest income	$153,756	$156,251	$165,079	$180,419	$195,087
Interest expense	14,563	21,024	27,733	34,573	49,105
Provision for loan losses	8,311	22,815	15,609	29,511	72,354
Net Interest Income After Provision for Loan Losses	130,882	112,412	121,737	116,335	73,628
Noninterest income	51,527	51,912	44,057	47,210	38,580
Noninterest expense	117,392	122,863	103,908	105,633	108,126
Net Income Before Taxes	65,017	41,461	61,886	57,912	4,082
Provision (benefit) for income taxes	14,478	7,261	14,622	14,432	(3,869)
Net Income	50,539	34,200	47,264	43,480	7,951
Preferred stock dividends and discount amortization	—	—	7,611	6,201	5,913
Net Income Available to Common Shareholders	$50,539	$34,200	$39,653	$37,279	$2,038

Item 6.  SELECTED FINANCIAL DATA — continued

SELECTED PER SHARE DATA AND RATIOS

Refer to page 65 Explanation of Use of Non-GAAP Financial Measures for a discussion of common return on average tangible assets, common return on average tangible common equity and the ratio of tangible common equity to tangible assets as non-GAAP financial measures.

	December 31,
	2013	2012	2011	2010	2009
Per Share Data
Earnings per common share—basic	$1.70	$1.18	$1.41	$1.34	$0.07
Earnings per common share—diluted	1.70	1.18	1.41	1.34	0.07
Dividends declared per common share	0.61	0.60	0.60	0.60	0.61
Dividend payout ratio	35.89%	50.75%	42.44%	44.75%	—
Common book value	19.21	18.08	17.44	16.91	16.14

Profitability Ratios
Common return on average assets	1.12%	0.79%	0.97%	0.90%	0.05%
Common return on average tangible assets	1.17%	0.83%	1.02%	0.94%	0.05%
Common return on average equity	9.21%	6.62%	6.78%	6.58%	0.37%
Common return on average tangible common equity	13.72%	10.07%	12.62%	12.98%	0.76%

Capital Ratios
Common equity/assets	12.60%	11.87%	11.91%	11.48%	10.74%
Tangible common equity / tangible assets	9.00%	8.20%	8.09%	7.61%	6.84%
Tier 1 leverage ratio	9.75%	9.31%	9.17%	11.07%	10.26%
Risk-based capital—Tier 1	12.37%	11.98%	11.63%	13.28%	12.10%
Risk-based capital—total	14.36%	15.39%	15.20%	16.68%	15.43%

Asset Quality Ratios
Nonaccrual loans/loans	0.63%	1.63%	1.79%	1.90%	2.67%
Nonperforming assets/loans plus OREO	0.64%	1.66%	1.92%	2.07%	2.80%
Allowance for loan losses/loans	1.30%	1.38%	1.56%	1.53%	1.75%
Allowance for loan losses/nonperforming loans	206%	85%	87%	80%	66%
Net loan charge-offs/average loans	0.25%	0.78%	0.56%	1.11%	1.60%

Item 6.  SELECTED FINANCIAL DATA — continued

RECONCILIATIONS OF GAAP TO NON-GAAP RATIOS

December 31	2013	2012	2011	2010	2009
(dollars in thousands)

Common return on average tangible assets (non-GAAP)
Net income	$50,539	$34,200	$39,653	$37,279	$2,038
Total average assets (GAAP Basis)	4,505,792	4,312,538	4,072,608	4,123,455	4,259,288
Less: average goodwill and average other intangible assets	(180,338)	(177,511)	(171,839)	(173,656)	(174,832)

Tangible average assets (non-GAAP)	$4,325,454	$4,135,027	$3,900,769	$3,949,799	$4,084,456

Common return on average tangible assets (non-GAAP)	1.17%	0.83%	1.02%	0.94%	0.05%

Common return on average tangible common equity (non-GAAP)
Net income	$50,539	$34,200	$39,653	$37,279	$2,038
Total average shareholders’ equity (GAAP Basis)	548,771	516,812	585,186	566,670	544,535
Less: average goodwill, average other intangible assets, and average preferred equity	(180,338)	(177,511)	(271,053)	(279,410)	(275,561)

Tangible average common equity (non-GAAP)	$368,433	$339,301	$314,133	$287,260	$268,974

Common return on average tangible common equity (non-GAAP)	13.72%	10.07%	12.62%	12.98%	0.76%

Tangible common equity/tangible assets (non-GAAP)
Total shareholders' equity (GAAP basis)	$571,306	$537,422	$490,526	$578,665	$553,318
Less: goodwill and other intangible assets and preferred equity	(179,579)	(181,083)	(171,001)	(278,874)	(279,945)

Tangible common equity (non-GAAP)	$391,727	$356,339	$319,525	$299,791	$273,373
Total assets (GAAP basis)	4,533,190	4,526,702	4,119,994	4,114,339	4,170,475
Less: goodwill and other intangible assets and preferred equity	(179,579)	(181,083)	(171,001)	(172,738)	(174,575)

Tangible assets (non-GAAP)	$4,353,611	$4,345,619	$3,948,993	$3,941,601	$3,995,900

Tangible common equity/tangible assets (non-GAAP)	9.00%	8.20%	8.09%	7.61%	6.84%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reviews our financial condition for each of the past two years and results of operations for each of the past three years. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. Some tables may include additional time periods to illustrate trends within our financial statements. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.

Important Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to” or other similar words. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those identified under Risk Factors in Part I, Item 1A of this Report, the documents incorporated by reference or other important factors disclosed in this Report and from time to time in our other filings with the Securities and Exchange Commission, or SEC. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to us at that time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

These forward-looking statements are based on current expectations, estimates and projections about our business and beliefs and assumptions made by management. These Future Factors, as defined below, are not guarantees of our future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements.

Future Factors include:

•	credit losses;
•	cyber-security concerns, including an interruption or breach in the security of our information systems;
•	rapid technological developments and changes;
•	changes in interest rates, spreads on interest-earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;
•	a prolonged period of low interest rates;
•	a rapid increase in interest rates;
•	regulatory supervision and oversight, including Basel III required capital levels, and public policy changes, including environmental regulations;
•	legislation affecting the financial services industry as a whole, and/or S&T or S&T Bank, in particular, including the effects of the Dodd-Frank Act;
•	the outcome of pending and future litigation and governmental proceedings;
•	increasing price and product/service competition, including new entrants;
•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;
•	managing our internal growth and acquisitions;
•	containing costs and expenses;
•	reliance on significant customer relationships;

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

•

the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating future acquired operations will be more difficult, disruptive or costly than anticipated;

•

general economic or business conditions, either nationally or regionally in Western Pennsylvania and our other market areas, may be less favorable than expected, resulting in among other things, a reduced demand for credit and other services;

•	deterioration of the housing market and reduced demand for mortgages;
•

a deterioration in the overall macroeconomic conditions or the state of the banking industry may warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; and

•

a reemergence of turbulence in significant portions of the global financial and real estate markets could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities and indirectly, by affecting the economy generally; and

•	access to capital in the amounts, at the times and on the terms required to support our future businesses.

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

Our most significant accounting policies are presented in Part II, Item 8, Note 1 Summary of Significant Accounting Policies in this Report. These policies, along with the disclosures presented in the Notes to Consolidated Financial Statements, provide information on how significant assets and liabilities are valued in the Consolidated Financial Statements and how those values are determined.

We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. We currently view the determination of the allowance for loan losses, or ALL, income taxes, securities valuation and goodwill and other intangible assets to be critical accounting policies. During 2013, we did not significantly change the manner in which we applied our critical accounting policies or developed related assumptions or estimates. We have reviewed these related critical accounting estimates and related disclosures with the Audit Committee.

Allowance for Loan Losses

Our loan portfolio is our largest category of assets on our Consolidated Balance Sheets. We have designed a systematic ALL methodology which is used to determine our provision for loan losses and ALL on a quarterly basis. The ALL represents management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date and is presented as a reserve against loans in the Consolidated Balance Sheets. The ALL is increased by a provision charged to expense and reduced by charge-offs, net of recoveries. Determination of an adequate ALL is inherently subjective, as it requires estimations of the occurrence of future events. The ALL may be subject to significant changes from period to period.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The methodology for determining the ALL has two main components: evaluation and impairment tests of individual loans and evaluation and impairment tests of certain groups of homogeneous loans with similar risk characteristics.

We individually evaluate all substandard and nonaccrual commercial loans greater than $0.5 million for impairment. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For all troubled debt restructurings, or TDRs, regardless of size, as well as all other impaired loans, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate. Specific reserves are established based upon the following three impairment methods: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate, 2) the loan’s observable market price or 3) the estimated fair value of the collateral if the loan is collateral dependent. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans, including estimating the amount and timing of future cash flows, the current estimated fair value of the loan and collateral values. Our impairment evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. We obtain appraisals on impaired loans greater than $0.5 million annually.

The ALL methodology for groups of homogeneous loans, known as the general reserve or reserve for loans collectively evaluated for impairment, is comprised of both a quantitative and qualitative analysis. We first apply historical loss rates to pools of loans with similar risk characteristics. Loss rates are calculated using historical charge-offs that have occurred within each pool of loans over the loss emergence period, or LEP. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is confirmed. In general, the LEP will be shorter in an economic slowdown or recession and longer during times of economic stability or growth, as customers are better able to delay loss confirmation after a potential loss event has occurred.

Due to the recent improvement in economic conditions, we completed an internal study utilizing our loan charge-off history to recalibrate the LEPs of the commercial portfolio segments. Consistent with the improved economic conditions, the LEPs have lengthened, and as a result, we lengthened our LEP assumption for each of the commercial portfolio segments. We estimate the LEP to be three and a half years for commercial real estate, or CRE, two and a half years for commercial and industrial, or C&I, and two years for commercial construction. This is an increase from the prior LEPs of two years for CRE and one year for C&I and commercial construction. We believe that the LEPs for the consumer portfolio segments have also lengthened as they are influenced by the same improvement in economic conditions that impacted the commercial portfolio segments. We therefore also lengthened the LEP assumption for the consumer portfolio to one and a half years. This is an increase from prior LEPs of one year for the consumer portfolio segment. The look-back period represents the historical data period utilized in the ALL to calculate the estimated loss rates. We use a two to five year look-back period to calculate the historic loss rates depending on the portfolio segment. After consideration of the loss calculations, management applies additional qualitative adjustments so that the ALL is reflective of the inherent losses that exist in the loan portfolio at the balance sheet date. Qualitative adjustments are made based upon changes in economic conditions, loan portfolio and asset quality data and credit process changes, such as credit policies or underwriting standards. The evaluation of the various components of the ALL requires considerable judgment in order to estimate inherent loss exposures.

The LEP changes made to the ALL assumptions were applied prospectively and did not result in a material change to the total ALL. Lengthening the LEP does increase the historical loss rates and therefore the quantitative component of the ALL. We believe this makes the quantitative component of the ALL more reflective of inherent losses that exist within the loan portfolio, which resulted in a decrease in the qualitative component of the ALL. The changes to the LEPs also improved our insight into the inherent risk of the individual commercial portfolio segments. As the economic conditions

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

have improved, our data indicates that the CRE segment has less inherent loss and that the C&I segment contains greater inherent loss. The ALL at December 31, 2013 reflects these changes within the CRE and C&I portfolio segments.

At December 31, 2013, approximately 84 percent of the ALL related to the commercial loan portfolio. Commercial loans represent 73 percent of total portfolio loans. Commercial loans have been more impacted by the economic slowdown in our markets. The ability of customers to repay commercial loans is more dependent upon the success of their businesses, continuing income and general economic conditions. The risk of loss is higher on such loans compared to consumer loans, which have incurred lower losses in our market.

Our ALL Committee meets quarterly to verify the overall adequacy of the ALL. Additionally, on an annual basis, the ALL Committee meets to validate certain aspects of our ALL model. This validation includes reviewing the pools of loans to ensure the segmentation results in relevant homogeneous pools of loans. The ALL Committee reviews the LEP and look-back periods used to calculate the loss rates. Further, the ALL Committee reviews the qualitative factors for reasonableness. As a result of this ongoing monitoring process, we may make changes to our ALL methodology to be responsive to the economic environment.

Although we believe our process for determining the ALL adequately considers all of the factors that would likely result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual losses are higher than management estimates, additional provisions for loan losses could be required and could adversely affect our earnings or financial position in future periods.

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

We determine deferred income tax assets and liabilities using the asset and liability method, and we report them in other assets or other liabilities, as appropriate, in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities and recognizes enacted changes in tax rate and laws. When deferred tax assets are recognized, they are subject to a valuation allowance based on management’s judgment as to whether realization is more likely than not.

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Securities Valuation

We determine the appropriate classification of securities at the time of purchase. All securities, including both debt and equity securities, are classified as available-for-sale. These securities are carried at fair value with net unrealized gains and losses deemed to be temporary and are reported separately as a component of other comprehensive income (loss), net of tax. Realized gains and losses on the sale of available-for-sale securities and other-than-temporary impairment, or OTTI, charges are recorded within noninterest income in the Consolidated Statements of Net Income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

We perform a quarterly review of our securities to identify those that may indicate an OTTI. Our policy for OTTI within the marketable equity securities portfolio generally requires an impairment charge when the security is in a loss position for 12 consecutive months, unless facts and circumstances would suggest the need for an OTTI prior to that time. Our policy for OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the best estimate of the impairment charge representing credit losses, the likelihood of the security’s ability to recover any decline in its estimated fair value and whether we intend to sell the investment security or if it is more likely than not that we will be required to sell the security prior to the security’s recovery. If the impairment is considered other-than-temporary based on management’s review, the impairment must be separated into credit and non-credit portions. The credit component is recognized in the Consolidated Statements of Net Income and the non-credit component is recognized in other comprehensive income (loss), net of applicable taxes. If the financial markets experience deterioration, charges to income could occur in future periods.

Goodwill and Other Intangible Assets

As a result of acquisitions, we have recorded goodwill and identifiable intangible assets in our Consolidated Balance Sheets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We account for business combinations using the acquisition method of accounting.

Goodwill relates to value inherent in the Community Banking and Insurance reporting units and that value is dependent upon our ability to provide quality, cost-effective services in the face of competition from other market participants. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services. As such, goodwill value is supported ultimately by profitability that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could adversely impact our earnings in future periods.

We have three reporting units: Community Banking, Insurance and Wealth Management. The carrying value of goodwill is tested annually for impairment each October 1 or more frequently if it is determined that a triggering event has occurred. We first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment considers such factors as macroeconomic conditions, market conditions specifically related to the banking industry, our overall financial performance and various other factors. If we determine that it is more likely than not that the fair value is less than the carrying amount, we proceed to test for impairment. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess. We completed the annual goodwill impairment assessment as required in 2013, 2012 and 2011; the results indicated that the fair value of each reporting unit exceeded the carrying value.

Based upon our qualitative assessment performed for our annual impairment analysis, we concluded that it is more likely than not that the fair value of the reporting units exceeds the carrying value. Both the national economy and the local Western Pennsylvania economy where our business is concentrated improved over the past year. General economic activity and key indicators such as housing and unemployment also showed improvement. While still challenging, the banking environment also improved with fewer bank failures, better asset quality, improved earnings and generally better stock prices. Activity in mergers and acquisitions demonstrated that there is premium value of banking franchises and a number of banks of our size have been able to access the capital markets over the past year. Our stock price has increased, and our stock has generally traded above book value throughout 2013. Additionally, our overall performance has improved, and we have not identified any other facts or circumstances that would cause us to conclude that it is more likely than not that the fair value of each of the reporting units would be less than the carrying value of the reporting unit.

We determine the amount of identifiable intangible assets based upon independent core deposit and insurance contract valuations at the time of acquisition. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangibles, are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 16 years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No such events or changes in circumstances occurred during the years ended December 31, 2013, 2012 and 2011.

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

Recent Accounting Pronouncements and Developments

Note 1 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Report, discusses new accounting pronouncements that we adopted and the expected impact of accounting pronouncements recently issued or proposed, but not yet required to be adopted.

Executive Overview

We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $4.5 billion at December 31, 2013. We provide a full range of financial services through offices in 11 Pennsylvania counties with retail and commercial banking products, cash management services, insurance and traditional trust and discount brokerage services. We also have two loan production offices, or LPOs, in Ohio, with our most recent LPO established in Central Ohio on January 21, 2014. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”

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

Our mission is to become the financial services provider of choice within the markets that we serve. We strive to do this by delivering exceptional service and value, one customer at a time. Our strategic plan focuses on growth through organic growth, expansion and acquisition. Our strategic plan includes a collaborative model that combines expertise from all of our business segments and focuses on satisfying each customer’s individual financial objectives.

Our financial performance improved significantly in 2013 compared to the prior year. Full year 2013 earnings increased $16.3 million, or 48 percent, to $50.5 million compared to $34.2 million for 2012. This marked increase in earnings is a result of our ability to execute on our key strategic initiatives of loan growth, improving asset quality and expense control and improved economic conditions in our markets.

Loan growth was strong throughout 2013 with portfolio loans increasing $219.6 million, or 6.6 percent, compared to December 31, 2012. This growth was primarily in our CRE, C&I, and residential mortgage loan portfolios. Our Northeast Ohio LPO has performed well since its opening, adding approximately $95.0 million of commercial loans in 2013. Further driving loan growth was the expansion of our sales team with the addition of commercial lenders in various markets throughout 2013.

Asset quality improved significantly throughout 2013 resulting in a $14.5 million, or 64 percent, decline in the provision for loan losses from the prior year. Net charge-offs decreased $16.6 million, or 66 percent, from the prior year. Total nonperforming loans decreased 59 percent to $22.5 million, or 0.63 percent of total loans at December 31, 2013, from $55.0 million, or 1.63 percent of total loans at December 31, 2012. Special mention and substandard commercial loans also decreased $146.0 million, or 47 percent, to $163.0 million from $309 million at December 31, 2012. This significant improvement in asset quality was due to the continued improvement of the economic conditions in our markets and a strategic focus on actively managing and bringing to resolution our problem loans.

We benefited from various expense control initiatives and operational efficiencies implemented throughout 2013, including our branch consolidation efforts with the closure of two branches and two drive-up facilities, our branch capture initiative which improved operating efficiencies around check processing and the sale of our merchant card servicing business which allowed us to maintain referral revenue while eliminating much of the associated cost with running this business.

We sold our merchant card servicing business during the first quarter of 2013 resulting in a $3.1 million gain. While this was a successful business, we determined that it would be difficult to compete in this business in the future due to intense competition and technological advances. We entered into a marketing and sales alliance agreement with the purchaser for an initial term of ten years. Future revenue is dependent on the number of referrals, number of new merchant accounts and volume of activity. We are now able to offer a more robust suite of merchant related services through our partner while maintaining relationships with our customers.

Our Total risk-based capital ratio decreased by 103 basis points to 14.36 percent at December 31, 2013 from 15.39 percent at December 31, 2012, due primarily to the repayment of subordinated debt. During 2013, we repaid $45.0 million of subordinated debt due to its diminishing regulatory capital benefit and the future positive impact on net interest income. Our other capital ratios improved and all remain significantly above the “well capitalized” thresholds of federal bank regulatory agencies, with a leverage ratio of 9.75 percent and a Tier 1 risk-based capital ratio of 12.37 percent at December 31, 2013.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Our focus throughout 2014 will be on loan growth and implementing opportunities to increase fee income while maintaining a strong expense discipline. The low interest rate environment will continue to challenge our net interest income, but our focus on an organic growth strategy will help to mitigate the impact in 2014. We plan to evaluate new markets and strive to replicate the success of our LPO in Northeast Ohio in our recently established LPO in Central Ohio. Our focus is also on maintaining and attracting new sales personnel to execute on our loan and fee growth strategies. Our capital position remains strong and we are well positioned to take advantage of acquisition opportunities as they arise.

Results of Operations

Year Ended December 31, 2013

Earnings Summary

Net income available to common shareholders increased $16.3 million, or 48 percent, to $50.5 million or $1.70 per share in 2013 compared to $34.2 million or $1.18 per share in 2012. The increase in net income was primarily due to higher net interest income of $4.0 million, or three percent, a $14.5 million, or 64 percent, decrease in the provision for loan losses and a $5.5 million, or four percent, decrease in noninterest expense. The common return on average assets increased from 0.79 percent at December 31, 2012 to 1.12 percent at December 31, 2013, and the common return on average equity rose to 9.21 percent at December 31, 2013, from 6.62 percent at December 31, 2012.

Net interest income increased $4.0 million to $139.2 million compared to $135.2 million in 2012 due to improvement in our funding costs along with an increase in average interest earning assets of $203.5 million, or 5.2 percent. The increase in earning assets resulted from higher average loans outstanding due to strong organic loan growth in 2013 and our two acquisitions in 2012.

The provision for loan losses decreased $14.5 million to $8.3 million during 2013 compared to $22.8 million in 2012. The decrease in the provision for loan losses for the year is a result of the improving economic conditions which have positively impacted our asset quality metrics in all categories, including decreases in loan charge-offs, nonaccrual loans, special mention and substandard loans and the delinquency status of our loan portfolio. Net loan charge-offs decreased 66 percent to $8.5 million in 2013 compared to $25.2 million in 2012.

Total noninterest income was relatively unchanged at $51.5 million for the year ended December 31, 2013 compared to $51.9 million for 2012. The decrease of $0.4 million was primarily due to a $3.0 million gain on the sale of securities in 2012, $0.8 million decrease in mortgage banking and $1.0 million decrease other noninterest income. These decreases were offset by a $3.1 million net gain from the sale of our merchant card servicing business and other increases in wealth management income, services charges on deposits and insurance income.

Total noninterest expense decreased $5.5 million to $117.4 million for the year ended 2013 compared to $122.9 million for 2012. Professional services and legal decreased $1.5 million, data processing decreased $0.6 million and other noninterest expense decreased $4.1 million. These decreases were primarily a result of a $5.1 million decrease in merger related expenses that were incurred in 2012 as well as expense control initiatives implemented throughout 2013. The decrease in other noninterest expense was primarily in other real estate owned, or OREO, and unfunded loan commitments. These decreases were offset by increases in salaries and benefits, which increased $0.6 million, net occupancy, which increased $0.4 million and other taxes, which increased $0.5 million from 2012. These increases are due to growth from our acquisitions and the expansion of loan production into Ohio in 2012.

The $23.6 million increase in pretax net income resulted in an increase of $7.2 million in the provision for income taxes of $14.5 million in 2013 compared to $7.3 million in 2012.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Net Interest Income

Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 74 percent of operating revenue (net interest income plus noninterest income, excluding security gains/losses and non-recurring income and expenses) in 2013 and 73 percent of operating revenue in 2012. Refer to page 65 Explanation of Use of Non-GAAP Financial Measures for a discussion of operating revenue as a non-GAAP financial measure. The level and mix of interest-earning assets and interest-bearing liabilities are managed by our Asset and Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin.

The interest income on interest-earning assets and the net interest margin are presented on a fully taxable-equivalent, or FTE, basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35 percent for each period. We believe this measure to be the preferred industry measurement of net interest income that provides a relevant comparison between taxable and non-taxable amounts.

The following table reconciles net interest income and net interest margin from a GAAP to a non-GAAP basis for the years presented:

	Years Ended December 31,
(dollars in thousands)	2013	2012	2011

Total interest income	$153,756	$156,251	$165,079
Total interest expense	14,563	21,024	27,733
Net interest income per consolidated statements of net income	139,193	135,227	137,346
Adjustment to FTE basis	4,850	4,471	4,154
Net Interest Income (FTE) (non-GAAP)	$144,043	$139,698	$141,500

Net interest margin	3.39%	3.45%	3.72%
Adjustment to FTE basis	0.11	0.12	0.11
Net Interest Margin (FTE) (non-GAAP)	3.50%	3.57%	3.83%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

	2013			2012			2011
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS
Loans(1)(2)	$3,448,529	$145,366	4.22%	$3,213,018	$147,819	4.59%	$3,216,856	$156,845	4.88%
Interest-bearing deposits with banks	167,952	444	0.26%	289,947	718	0.25%	123,714	302	0.24%
Taxable investment securities(3)	371,099	7,458	2.01%	291,483	7,346	2.52%	270,805	8,471	3.13%
Tax-exempt investment securities(2)	110,009	5,231	4.76%	95,382	4,802	5.03%	64,357	3,611	5.61%
Federal Home Loan Bank and other restricted stock	13,692	107	0.78%	17,945	37	0.21%	20,856	4	0.02%
Total Interest-earning Assets	4,111,281	158,606	3.86%	3,907,775	160,722	4.10%	3,696,588	169,233	4.58%
Noninterest-earning assets:
Cash and due from banks	51,534			53,517			50,458
Premises and equipment, net	37,087			38,460			38,425
Other assets	353,857			361,982			344,378
Less allowance for loan losses	(47,967)			(49,196)			(57,241)
Total Assets	$4,505,792			$4,312,538			$4,072,608

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand	$309,748	$75	0.02%	$306,994	$146	0.05%	$286,588	$363	0.13%
Money market	319,831	446	0.14%	308,719	528	0.17%	249,497	376	0.15%
Savings	1,001,209	1,735	0.17%	902,889	2,356	0.26%	761,274	1,267	0.17%
Certificates of deposit	1,054,451	9,150	0.87%	1,104,262	13,766	1.24%	1,181,823	20,946	1.77%
Total Interest-bearing deposits	2,685,239	11,406	0.42%	2,622,864	16,796	0.64%	2,479,182	22,952	0.93%
Securities sold under repurchase agreements	54,057	62	0.12%	47,388	82	0.17%	41,584	53	0.13%
Short-term borrowings	101,973	279	0.27%	50,212	123	0.24%	551	2	0.32%
Long-term borrowings	24,312	746	3.07%	33,841	1,107	3.26%	31,651	1,091	3.45%
Junior subordinated debt securities	65,989	2,070	3.14%	90,619	2,916	3.21%	90,619	3,635	4.01%
Total Interest-bearing Liabilities	2,931,570	14,563	0.50%	2,844,924	21,024	0.74%	2,643,587	27,733	1.05%
Noninterest-bearing liabilities:
Noninterest-bearing demand	955,475			877,056			792,911
Other liabilities	69,976			73,746			50,924
Shareholders’ equity	548,771			516,812			585,186
Total Liabilities and Shareholders’ Equity	$4,505,792			$4,312,538			$4,072,608
Net Interest Income(2)(3)		$144,043			$139,698			$141,500
Net Interest Margin(2)(3)			3.50%			3.57%			3.83%
(1)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2013, 2012 and 2011.
(3)	Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following table details a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the years presented:

(dollars in thousands)	2013 Compared to 2012 Increase (Decrease) Due to			2012 Compared to 2011 Increase (Decrease) Due to
	Volume(4)	Rate(4)	Net	Volume(4)	Rate(4)	Net

Interest earned on:
Loans(1)(2)	$10,835	$(13,288)	$(2,453)	$(187)	$(8,839)	$(9,026)
Interest-bearing deposits with bank	(302)	28	(274)	407	9	416
Taxable investment securities(3)	2,007	(1,895)	112	647	(1,772)	(1,125)
Tax-exempt investment securities(2)	735	(306)	429	1,741	(550)	1,191
Federal Home Loan Bank and other restricted stock	(8)	78	70	(1)	34	33
Total Interest-earning Assets	13,267	(15,383)	(2,116)	2,607	(11,118)	(8,511)

Interest paid on:
Interest-bearing demand	$1	$(72)	$(71)	$26	$(243)	$(217)
Money market	19	(101)	(82)	89	63	152
Savings	257	(878)	(621)	236	853	1,089
Certificates of deposit	(622)	(3,994)	(4,616)	(1,374)	(5,806)	(7,180)
Securities sold under repurchase agreements	12	(32)	(20)	7	22	29
Short-term borrowings	126	30	156	157	(36)	121
Long-term borrowings	(311)	(50)	(361)	75	(59)	16
Junior subordinated debt securities	(792)	(54)	(846)	—	(719)	(719)
Total Interest-bearing Liabilities	(1,310)	(5,151)	(6,461)	(784)	(5,925)	(6,709)
Net Change in Net Interest Income	$14,577	$(10,232)	$4,345	$3,391	$(5,193)	$(1,802)
(1)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2013, 2012 and 2011.
(3)	Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.

Net interest income increased $4.3 million to $144.0 million compared to $139.7 million in 2012. Net interest margin decreased by 7 basis points to 3.50 percent compared to 3.57 percent in 2012. The increase in net interest income is due to the improvement in funding costs coupled with an increase of $203.5 million in average earning assets which helped to offset the impact of declining earning asset rates. The decrease in net interest margin is a result of the current low rate environment, as earning asset rates decreased faster than our ability to offset those decreases on the funding side.

Interest income decreased $2.1 million to $158.6 million in 2013 compared to $160.7 million in 2012. The decrease in interest income was primarily driven by a 37 basis point decrease in average loan rates to 4.22 percent compared to 4.59 percent in 2012. The impact from the decrease in average loan rates was offset in part by the average loan balance increase of $235.5 million. Average investment securities increased $94.2 million and interest income increased $0.5 million on investment securities compared to 2012. The interest-bearing balance with banks, which is primarily funds held at the Federal Reserve, decreased $122.0 million during 2013 as cash was used to fund loan growth and investment securities purchases. Overall, the FTE rate on total interest-earning assets decreased 24 basis points to 3.86 percent in 2013 as compared to 4.10 percent in 2012.

Interest expense decreased $6.4 million to $14.6 million for 2013 compared to $21.0 million for 2012. The primary driver of the decrease in interest expense was the maturities of CDs bearing higher interest rates. For 2013, average interest-bearing deposits increased by $62.4 million to $2.7 billion as compared to $2.6 billion 2012. The increase in average interest-bearing deposits is attributed to a $98.3 million average balance increase in savings deposits and a $13.9 million average balance

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

increase in interest-bearing demand and money market accounts, partially offset by an average balance decrease of $49.8 million in CDs. The cost of interest bearing deposits and the cost of total deposits including noninterest bearing demand deposits was 0.42 percent and 0.31 percent, decreases of 22 and 17 basis points from 2012, primarily due to CDs maturing and being replaced by both interest bearing and noninterest bearing demand and other lower interest rate deposits. The $24.6 million and 7 basis point decrease in junior subordinated debt is due to the early repayment of $45.0 million of junior subordinated debt during 2013. Long term borrowings decreased by $9.5 million and 19 basis points in 2013 as a result of maturities of FHLB long-term advances. Customer activity drove the $6.7 million balance increase in the securities sold under repurchase agreements, while the 5 basis point decrease was a result of lowering the product rate. Short term borrowings were utilized to replace the subordinated debt and long term debt resulting in an increase of $51.8 million from 2012. Overall, the cost of interest-bearing liabilities decreased 24 basis points to 0.50 percent for 2013 as compared to 0.74 percent for 2012.

Provision for Loan Losses

The provision for loan losses is the amount to be added to the ALL after adjusting for charge-offs and recoveries to bring the ALL to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for loan losses decreased $14.5 million, or 64 percent, to $8.3 million for 2013 compared to $22.8 million for 2012. The decrease is due to better economic conditions in our markets which resulted in a significant improvement in our asset quality. Net charge-offs decreased $16.6 million, or 66 percent, from the prior year. Net charge-offs were $8.5 million, or 0.25 percent of average loans in 2013, compared to $25.2 million, or 0.78 percent of average loans in 2012. Total nonperforming loans were $22.5 million, or 0.63 percent, of total loans at December 31, 2013, which represents a 59 percent decrease from $55.0 million, or 1.63 percent of total loans at December 31, 2012. Special mention and substandard commercial loans also decreased $146.0 million, or 47 percent, to $163.0 million from $309.0 million at December 31, 2012. Refer to the Allowance for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, for further details.

Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2013	2012	$ Change	% Change

Securities gains, net	$5	$3,016	$(3,011)	(99.8)
Debit and credit card fees	10,931	11,134	(203)	(1.8)
Wealth management fees	10,696	9,808	888	9.1
Service charges on deposit accounts	10,488	9,992	496	5.0
Insurance fees	6,248	6,131	117	1.9
Gain on sale of merchant card servicing business	3,093	—	3,093	—
Mortgage banking	2,123	2,878	(755)	(26.2)
Other Income
BOLI income	1,856	2,317	(461)	(19.9)
Letter of credit origination fees	1,098	1,417	(319)	(22.5)
Interest rate swap fees	1,012	1,036	(24)	(2.3)
Other	3,977	4,183	(206)	(4.9)
Total Other Noninterest Income	7,943	8,953	(1,010)	(11.3)
Total Noninterest Income	$51,527	$51,912	$(385)	(0.7)

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Noninterest income remained relatively unchanged compared to 2012. Increases in fees from wealth management and insurance, increases in service charges on deposit accounts and the gain on the sale of our merchant card servicing business in January 2013 were offset by decreases in gains on sale of securities, debit and credit card fees, mortgage banking and other noninterest income.

We sold our merchant card servicing business for $4.8 million and paid deconversion and termination fees of $1.7 million to the merchant processor resulting in a net gain of $3.1 million. In conjunction with the sale of the merchant card servicing business, we entered into a marketing and sales alliance agreement with the purchaser, providing transition fees, royalties and referral revenue. Income from the marketing and sales alliance agreement is included in debit and credit card fees. Revenues from the marketing and sales alliance agreement of $1.7 million for 2013 were comparable to the merchant revenue included in debit and credit card fees of $1.8 million for 2012. The $0.5 million increase in service charges on deposit accounts was primarily due to increases in deposit related fees that occurred throughout 2013. Wealth management fees increased $0.9 million due to higher assets under management, primarily a result of improvements in the stock market. Further, our discount brokerage income increased due to higher commission fees in 2013 compared to 2012 as we hired additional financial advisors in 2012.

The $3.0 million decrease in security gains relates to almost no sales activity in 2013 versus the sales of two equity positions during 2012 as a result of increases in value after merger announcements. Mortgage banking income decreased $0.8 million during 2013 compared to the previous year due to a higher interest rate environment in 2013. Interest rates increased late in the second quarter of 2013 resulting in a decrease in the volume of loans originated for sale in the secondary market and less favorable pricing on loan sales. During the year ended December 31, 2013, we sold 24 percent fewer mortgages with $62.9 million in loan sales compared to $82.9 million during 2012. The decrease in other noninterest income of $1.0 million for year ended December 31, 2013 was primarily attributed to a decrease of $0.5 million in bank owned life insurance, or BOLI, income related to a death benefit received in 2012 and a lower rate of return on BOLI throughout 2013 and a decrease in fee income on letters of credit of $0.3 million.

Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2013	2012	$ Change	% Change

Salaries and employee benefits(1)	$60,847	$57,920	$2,927	5.1
Data processing(1)	8,263	7,326	937	12.8
Net occupancy(1)	8,018	7,603	415	5.5
Furniture and equipment	4,883	5,262	(379)	(7.2)
Professional services and legal(1)	4,184	4,610	(426)	(9.2)
Other taxes	3,743	3,200	543	17.0
Marketing(1)	2,929	3,206	(277)	(8.6)
FDIC insurance	2,772	2,926	(154)	(5.3)
Merger related expense	838	5,968	(5,130)	(86.0)
Other expenses:
Joint venture amortization	4,095	4,199	(104)	(2.5)
Amortization of intangibles	1,591	1,709	(118)	(6.9)
Other real estate owned	445	2,166	(1,721)	(79.5)
Unfunded loan commitments	(60)	1,811	(1,871)	(103.3)
Other(1)	14,844	14,957	(113)	(0.8)
Total Other Noninterest Expense	20,915	24,842	(3,927)	(15.8)
Total Noninterest Expense	$117,392	$122,863	$(5,471)	(4.5)
(1)	Excludes merger related expense.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Noninterest expense decreased $5.5 million, or 4.5 percent, to $117.4 million, for the year ended December 31, 2013 compared to 2012. The decrease in noninterest expense was primarily due to a decline in merger related expenses and other noninterest expense. Partially offsetting these decreases was higher expenses in several categories during 2013 due to the full integration of our two acquisitions that occurred in 2012.

We had $0.8 million in merger related expense for the year ended December 31, 2013 compared to $6.0 million in 2012. The $0.8 million of merger related expense recognized in 2013 primarily related to the data processing system conversion of Gateway Bank. Although the Gateway Bank acquisition occurred in August 2012, the merger with S&T Bank and the system conversion was completed on February 8, 2013. The $6.0 million of merger related expense in 2012 related to our acquisition of Mainline Bancorp, Inc., or Mainline, on March 9, 2012 and Gateway Bank of Pennsylvania, or Gateway, on August 13, 2012.

Salaries and employee benefits increased $2.9 million during 2013 due to additional employees, annual merit increases, higher commissions and incentives and severance. Increases consisted of $1.3 million due to the number of net new employees from our two acquisitions in the prior year and the opening of our LPO in Northeast Ohio in August 2012, as well as to the hiring of additional employees throughout our organization. Adding to the increase was our annual salary merit increase of $0.8 million and $0.5 million in severance. Commission and incentive expense increased by $1.8 million due to increased loan production and strong performance in our other business lines. Offsetting these increases was a decrease in pension expense of $1.1 million, resulting from a change in actuarial assumptions. Stock compensation expense decreased $0.4 million in 2013 because there was no new management incentive plan for 2013.

Data processing, occupancy and other taxes increased for the year ended December 31, 2013. Data processing increased $0.9 million compared to the previous year due to increased processing charges resulting from our acquisitions, the annual increase with our third party data processor and the implementation of software that significantly strengthens the authentication of our customers that use our online banking product. Occupancy increased $0.4 million primarily due to additional branch locations resulting from our two acquisitions. Offsetting this increase was savings from the closure of two branches and two drive-up facilities during 2013. The increase of $0.5 million in other taxes primarily related to the additional shares tax obligations that we assumed with the acquisitions of Mainline and Gateway.

Furniture and equipment, professional services and legal, marketing and FDIC insurance expense decreased during the year ended December 31, 2013 when compared to 2012. Furniture and equipment expense declined $0.4 million due to a decrease in depreciation expense related to assets acquired in 2008 that were fully depreciated during 2013. Marketing expense decreased $0.3 million due to fewer customer promotions in 2013. Federal Deposit Insurance Corporation, or FDIC, charges are based in part on financial ratios which have improved during 2013, resulting in a decrease of $0.2 million when compared with the year ended December 31, 2012. Professional services and legal expense decreased $0.4 million compared to 2012 because additional external accounting and consulting charges were incurred in the first quarter of 2012.

Other noninterest expense decreased $3.9 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decreases in other noninterest expense were primarily due to decreases of $1.9 million in the reserve for unfunded loan commitments and $1.7 million in OREO expense due to improving asset quality. Other noninterest expense also decreased $0.5 million due to the reversal of a contingent liability for an Internal Revenue Service, or IRS, proposed penalty for tax year 2010. The contingent liability was assumed with the acquisition of Mainline in 2012 and was reversed when we received notice during 2013 that the IRS had waived the $0.5 million penalty.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Our efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income, on a FTE basis, excluding security gains/losses, was 60 percent for 2013 and 65 percent for 2012. Refer to page 65 Explanation of Use of Non-GAAP Financial Measures for a discussion of this non-GAAP financial measure.

Federal Income Taxes

We recorded a federal income tax provision of $14.5 million in 2013 compared to $7.3 million in 2012. The effective tax rate, which is the provision for income taxes as a percentage of pretax income was 22.3 percent in 2013 compared to 17.5 percent in 2012. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on BOLI and tax benefits associated with Low Income Housing Tax Credits. The increase to our effective tax rate was primarily due to an increase of $23.6 million in pre-tax income which diluted the permanent benefits listed above.

Results of Operations

Year Ended December 31, 2012

Net Income

Our net income available to common shareholders decreased $5.5 million to $34.2 million or $1.18 per share in 2012 compared to $39.7 million or $1.41 per share in 2011. The decrease in net income was primarily a result of an increase of $19.0 million in noninterest expense, which includes $6.0 million in one-time merger related expenses. Additionally, our provision for loan losses increased $7.2 million. We also experienced a decline in our net interest income of $2.1 million compared to the prior year, due to lack of organic loan growth and the low interest rate environment. These decreases were partially offset by a $7.9 million increase in noninterest income primarily due to increased mortgage banking and wealth management fees and gains on security sales, and a decrease of $7.4 million in provision for income taxes. Additionally, we did not have preferred dividend payments due to the redemption of $108.7 million of preferred stock from the U.S. Department of Treasury’s Capital Purchase Program in December of 2011.

Return on Equity and Assets

The table below presents our consolidated profitability and common equity to assets ratio for each of the last three years:

Years Ended December 31	2012	2011	2010
Common return on average assets	0.79%	0.97%	0.90%
Common return on average equity	6.62%	6.78%	6.58%
Divided payout ratio	50.75%	42.44%	44.75%
Common equity to asset ratio	11.87%	11.91%	11.48%

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

2012 and 76 percent of operating revenue in 2011. Refer to page 65 Explanation of Use of Non-GAAP Financial Measures for a discussion of operating revenue as a non-GAAP financial measure. The level and mix of interest-earning assets and interest-bearing liabilities are managed by our ALCO in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to maintain an acceptable net yield on interest-earning assets (net interest margin) given the challenges of the current interest rate environment.

The interest income on interest-earning assets and the net interest margin are presented on a FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal income that provides a relevant comparison between taxable and non-taxable amounts.

The following table reconciles net interest income, and net interest margin from a GAAP to a non-GAAP basis for the years presented:

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010

Total interest income	$156,251	$165,079	$180,419
Total interest expense	21,024	27,733	34,573
Net interest income per consolidated statements of net income	135,227	137,346	145,846
Adjustment to FTE basis	4,471	4,154	4,627
Net Interest Income (FTE) (non-GAAP)	$139,698	$141,500	$150,473

Net interest margin	3.45%	3.72%	3.93%
Adjustment to FTE basis	0.12	0.11	0.12
Net Interest Margin (FTE) (non-GAAP)	3.57%	3.83%	4.05%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Average Balance Sheet and Net Interest Income Analysis

The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

	2012			2011			2010
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS
Loans(1)(2)	$3,213,018	$147,819	4.59%	$3,216,856	$156,845	4.88%	$3,386,103	$172,319	5.09%
Interest-bearing deposits with banks	289,947	718	0.25%	123,714	302	0.24%	49	—	0.34%
Taxable investment securities(3)	291,483	7,346	2.52%	270,805	8,471	3.13%	223,723	8,369	3.74%
Tax-exempt investment securities(2)	95,382	4,802	5.03%	64,357	3,611	5.61%	78,933	4,354	5.52%
Federal Home Loan Bank and other restricted stock	17,945	37	0.21%	20,856	4	0.02%	24,101	4	0.01%
Total Interest-earning Assets	3,907,775	160,722	4.10%	3,696,588	169,233	4.58%	3,712,909	185,046	4.98%
Noninterest-earning assets:
Cash and due from banks	53,517			50,458			90,462
Premises and equipment, net	38,460			38,425			39,142
Other assets	361,982			344,378			340,234
Less allowance for loan losses	(49,196)			(57,241)			(59,292)
Total Assets	$4,312,538			$4,072,608			$4,123,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand	$306,994	$146	0.05%	$286,588	$363	0.13%	$267,291	$562	0.21%
Money market	308,719	528	0.17%	249,497	376	0.15%	251,092	658	0.26%
Savings	902,889	2,356	0.26%	761,274	1,267	0.17%	749,325	2,127	0.28%
Certificates of deposit	1,104,262	13,766	1.24%	1,181,823	20,946	1.77%	1,300,803	25,370	1.95%
Total Interest-bearing deposits	2,622,864	16,796	0.64%	2,479,182	22,952	0.93%	2,568,511	28,717	1.12%
Securities sold under repurchase agreements	47,388	82	0.17%	41,584	53	0.13%	46,490	64	0.14%
Short-term borrowings	50,212	123	0.24%	551	2	0.32%	32,473	146	0.45%
Long-term borrowings	33,841	1,107	3.26%	31,651	1,091	3.45%	42,920	1,643	3.83%
Junior subordinated debt securities	90,619	2,916	3.21%	90,619	3,635	4.01%	90,619	4,003	4.42%
Total Interest-bearing Liabilities	2,844,924	21,024	0.74%	2,643,587	27,733	1.05%	2,781,013	34,573	1.24%
Noninterest-bearing liabilities:
Noninterest-bearing demand	877,056			792,911			728,708
Other liabilities	73,746			50,924			47,064
Shareholders’ equity	516,812			585,186			566,670
Total Liabilities and Shareholders’ Equity	$4,312,538			$4,072,608			$4,123,455
Net Interest Income(2)(3)		$139,698			$141,500			$150,473
Net Interest Margin(2)(3)			3.57%			3.83%			4.05%
(1)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2012, 2011 and 2010.
(3)	Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following table details a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the years presented:

(dollars in thousands)	2012 Compared to 2011 Increase (Decrease) Due to			2011 Compared to 2010 Increase (Decrease) Due to
	Volume(4)	Rate(4)	Net	Volume(4)	Rate(4)	Net

Interest earned on:
Loans(1)(2)	$(187)	$(8,839)	$(9,026)	$(8,613)	$(6,861)	$(15,474)
Interest-bearing deposits with bank	407	9	416	419	(117)	302
Taxable investment securities(3)	647	(1,772)	(1,125)	1,761	(1,659)	102
Tax-exempt investment securities(2)	1,741	(550)	1,191	(804)	61	(743)
Federal Home Loan Bank and other restricted stock	(1)	34	33	—	—	—
Total Interest-earning Assets	2,607	(11,118)	(8,511)	(7,237)	(8,576)	(15,813)

Interest paid on:
Interest-bearing demand	$26	$(243)	$(217)	$41	$(240)	$(199)
Money market	89	63	152	(4)	(278)	(282)
Savings	236	853	1,089	34	(894)	(860)
Certificates of deposit	(1,374)	(5,806)	(7,180)	(2,321)	(2,103)	(4,424)
Securities sold under repurchase agreements	7	22	29	(7)	(4)	(11)
Short-term borrowings	157	(36)	121	(143)	(1)	(144)
Long-term borrowings	75	(59)	16	(431)	(121)	(552)
Junior subordinated debt securities	—	(719)	(719)	—	(368)	(368)
Total Interest-bearing Liabilities	(784)	(5,925)	(6,709)	(2,831)	(4,009)	(6,840)
Change in Net Interest Income	$3,391	$(5,193)	$(1,802)	$(4,406)	$(4,567)	$(8,973)
(1)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2012, 2011 and 2010.
(3)	Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.

Net interest income and net interest margin decreased by $1.8 million or 26 basis points compared to 2011. The low interest rate environment was a challenge to our net interest income in 2012, as earning assets rates reset faster than our ability to offset those decreases on the funding side.

Interest income decreased $8.5 million to $160.7 million in 2012 compared to $169.2 million in 2011. Rates decreased on almost all earning asset categories due to the low interest rate environment. The decrease in net interest income was primarily driven by a 29 basis point decrease in average loan yields to 4.59 percent compared to 4.88 percent in 2011. Average loan balances were relatively unchanged with a decline of $3.8 million despite the addition of approximately $143.0 million of average loans related to the acquisitions of Mainline and Gateway. Loans from acquisitions were offset by significant loan payoffs throughout the past two years, primarily in our commercial loan portfolio. We retained more residential mortgage loans in the portfolio during the year, rather than selling them in the secondary market. Average investments increased $51.8 million compared to 2011; however, due to declining yields interest income was essentially unchanged. The interest-bearing balance with banks is primarily funds held at the Federal Reserve and increased $166.2 million, or 134.4 percent, during 2012 due to a lack of organic loan growth. Overall, the FTE yield on total interest-earning assets decreased 48 basis points to 4.10 percent in 2012 as compared to 4.58 percent in 2011.

Interest expense decreased $6.7 million to $21.0 million for 2012 compared to $27.7 million for 2011. The primary driver of the decrease in interest expense was the maturities of CDs bearing higher interest rates. For 2012, average interest-bearing deposits increased by $143.7 million to $2.6 billion as compared to $2.5 billion in 2011. The increase in average interest-bearing deposits is attributed to a $141.6 million average balance increase in savings deposits and a $79.6 million average balance

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

increase in interest-bearing demand and money market accounts, partially offset by an average balance decrease of $77.6 million in CDs. The increase in deposits includes the addition of $171.0 million in average deposits related to the acquisitions of Mainline and Gateway. The cost of deposits was 0.48 percent, a decrease of 22 basis points from 2011, primarily due to CDs maturing and being replaced by demand and other lower interest rate deposits. The cost of long-term borrowed funds decreased 64 basis points, to 3.23 percent from 3.87 percent in 2011. However, the cost of securities sold under repurchase agreements, or REPOs, and other short-term borrowed funds increased 8 basis points to 0.21 percent as a result of increased utilization of more expensive short-term borrowings compared to customer repos. Overall, the yield on interest-bearing liabilities decreased 31 basis points to 0.74 percent for 2012 as compared to 2011.

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

Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2012	2011	$ Change	% Change

Security gains (losses), net	$3,016	$(124)	$3,140	2,532.3
Debit and credit card fees	11,134	10,889	245	2.2
Service charges on deposit accounts	9,992	9,978	14	0.1
Wealth management fees	9,808	8,180	1,628	19.9
Insurance fees	6,131	6,230	(99)	(1.6)
Mortgage banking	2,878	1,199	1,679	140.0
Other Income
Interest rate swap fees	1,036	—	1,036	—
Other	7,917	7,705	212	2.8
Total Other Noninterest Income	8,953	7,705	1,248	16.2
Total Noninterest Income	$51,912	$44,057	$7,855	17.8

Noninterest income increased $7.9 million in 2012 compared to 2011, with increases in almost all noninterest income categories. The primary drivers were gains on sales of securities, as well as increased fees from wealth management and mortgage banking and increased interest rate swap fee income.

The $3.1 million increase in security gains relates to the sales of two equity positions during the year as a result of increases in value after merger announcements. Mortgage interest rates remained at very attractive levels throughout 2012 driving strong customer demand. As a result, we experienced an increase of $1.7 million in mortgage banking fee activity in 2012 compared to 2011.

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

Wealth management fees increased $1.6 million due to improved brokerage business of $0.8 million as a result of adding new producers, and our trust income increased $0.6 million due to an increase in assets under management of $201.0 million compared to 2011.

Interest rate swap fees increased $1.0 million compared to 2011 as our customers opted to lock in low interest rates for longer terms.

Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2012	2011	$ Change	% Change

Salaries and employee benefits(1)	$57,920	$51,078	$6,842	13.4
Net occupancy(1)	7,603	6,943	660	9.5
Data processing(1)	7,326	6,853	473	6.9
Furniture and equipment	5,262	4,941	321	6.5
Professional services and legal(1)	4,610	5,437	(827)	(15.2)
Marketing(1)	3,206	3,019	187	6.2
Other taxes	3,200	3,381	(181)	(5.4)
FDIC assessment	2,926	3,570	(644)	(18.0)
Merger related expense	5,968	—	5,968	—
Other expenses:
Joint venture amortization	4,199	3,302	897	27.2
Other real estate owned	2,166	1,518	648	42.7
Unfunded loan commitments	1,811	(1,474)	3,285	(222.9)
Amortization of intangibles	1,709	1,737	(28)	(1.6)
Other(1)	14,957	13,603	1,354	10.0
Total Other Noninterest Expense	24,842	18,686	6,156	32.9
Total Noninterest Expense	$122,863	$103,908	$18,955	18.2
(1)	Excludes merger related expense.

We had an increase of $19.0 million in noninterest expense in 2012, compared to 2011, with the largest increases in salaries and employee benefits and one-time merger related expenses.

During the first quarter of 2012, we acquired Mainline, an eight branch institution headquartered in Ebensburg, Pennsylvania and during the third quarter of 2012, we acquired Gateway, a two branch institution headquartered in McMurray, Pennsylvania. In 2012, we incurred one-time merger related expenses of $2.3 million of change in control, severance and other employee costs, $2.3 million in data processing contract termination fees, $1.0 million for professional and legal fees and $0.4 million of other expenses.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Excluding one-time merger related expenses, salaries and employee benefits increased by $6.8 million, or 13.4 percent, compared to 2011. Approximately $2.3 million of the increase related to additional employees added as a result of the acquisitions. We added 53 former Mainline employees to our staff in March 2012 and 19 former Gateway employees in August 2012. Further increasing salary expenses in 2012 were annual merit increases of approximately $1.7 million. Our pension expense increased $2.0 million in 2012 due to an increase in our pension liability as a result of a significant decrease of 100 basis points in our discount rate from 2011. Payroll incentives and commissions increased $0.4 million due to increased production in areas including wealth management and mortgage banking.

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

Within other noninterest expense, the reserve for unfunded loan commitments increased $3.3 million as a result of increased volume in our construction commitments coupled with higher historical loss rates. In 2011 we had a reversal of $1.5 million of unfunded loan commitments. The reversal in 2011 was primarily attributable to the decline in commitments at that time. Additionally, $0.8 million of the reserve reversal in 2011 related to an expense recognized in 2008 for a letter of credit that we were contractually obligated to fulfill. During 2011, the letter of credit was drawn upon and funded and a corresponding loan charge-off was recorded. We also had an increase of $0.6 million in OREO expense, primarily due to two properties that were sold during 2012 at values significantly below the appraised values, as well as increases in selling expenses pertaining to these properties.

Our efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income, on a FTE basis, excluding security gains/losses, was 65 percent for 2012, including the one-time merger related expenses of $6.0 million, and 56 percent for 2011. Refer to page 57 Explanation of Use of Non-GAAP Financial Measures for a discussion of this non-GAAP financial measure.

Federal Income Taxes

We recorded a federal income tax provision of $7.3 million in 2012 compared to $14.6 million in 2011. The effective tax rate, which is the provision for income taxes as a percentage of pretax income was 17.5 percent in 2012 compared to 23.6 percent in 2011. The effective tax rate decreased due to tax-exempt income and tax credits remaining relatively constant on a declining pre-tax income. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt interest on BOLI and tax benefits associated with Low Income Housing Tax Credits and Federal Historic Tax Credit Projects.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Financial Condition

December 31, 2013

Total assets of $4.5 billion as of December 31, 2013 remain relatively unchanged from December 31, 2012. Loan production was strong, resulting in an increase to total portfolio loans of $219.6 million, or 6.6 percent. Our commercial loan portfolio grew by $182.2 million, or 7.6 percent, to $2.6 billion while our consumer loan portfolio increased by $37.4 million, or 4.0 percent, to $1.0 billion. Securities increased $57.2 million, or 12.6 percent, compared to December 31, 2012 due to the investment of cash held at the Federal Reserve into higher yielding securities. Our deposit base increased $33.9 million, or 0.9 percent, with total deposits of $3.7 billion at December 31, 2013 compared to $3.6 billion at December 31, 2012. Savings deposits increased $29.2 million as higher rate CDs matured and customers moved funds to other deposit products. The $56.6 million increase in CDs was due to growth of $96.9 million of Certificate of Deposit Account Registry Services, or CDARS, One-Way Buy, or OWB, and reciprocal deposits and $70.8 million in brokered CDs during 2013 offset by customer CD maturities. Money market deposits decreased $79.8 million to $281.4 million from $361.2 million at December 31, 2012 as our Wealth Management division reallocated $50.4 million of the assets under management to other types of investments. Junior subordinated debt securities decreased to $45.6 million following the early repayment of $45.0 million of the debt, and other long-term borrowings decreased by $12.3 million primarily due to FHLB advance maturities. We replaced the higher costing junior subordinated debt and long-term borrowings with lower costing short-term borrowings. Securities sold under repurchase agreements decreased $28.7 million as customers exited this product following a restructuring of the product and changes in customer preference. Total shareholder’s equity increased by $33.9 million, or 6.3 percent, compared to December 31, 2012. The increase was primarily due to net income of $50.5 million offset by $18.1 million in dividends.

Securities Activity

The balances and average rates of our securities are presented below as of December 31:

	2013		2012		2011
(dollars in thousands)	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate

Obligations of U.S. government corporations and agencies	$234,751	1.52%	$212,066	1.62%	$142,786	2.02%
Collateralized mortgage obligations of U.S. government corporations and agencies	63,774	2.38%	57,896	2.70%	65,395	3.62%
Residential mortgage-backed securities of U.S. government corporations and agencies	48,669	3.02%	50,623	3.56%	48,752	4.38%
Commercial mortgage-backed securities of U.S. government corporations and agencies	39,052	1.95%	10,158	1.21%	—	—%
Obligations of states and political subdivisions	114,264	4.54%	112,767	4.26%	88,805	5.17%
Marketable equity securities	8,915	4.14%	8,756	4.96%	10,633	3.58%
Total Securities Available-for-Sale	$509,425	2.53%	$452,266	2.64%	$356,371	3.47%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

We invest in various securities in order to provide a source of liquidity, satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to investment policies approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $57.2 million, or 12.6 percent, from December 31, 2012. The increase is due to the investment of cash into higher yielding assets offset by a decline in value of the bond portfolio due to the rise in interest rates.

On a quarterly basis, management evaluates the securities portfolio for OTTI. At December 31, 2013, our bond portfolio was in a net unrealized loss position of $2.3 million, compared to net unrealized gain position of $14.9 million at December 31, 2012. Total gross unrealized losses were $7.8 million offset by total gross unrealized gains of $5.5 million at December 31, 2013. At December 31, 2012, unrealized gains were $15.0 million and unrealized losses were $0.1 million. The decrease in the value of our securities portfolio was a result of a higher interest rate environment in 2013 and is not related to the underlying credit quality of the bond portfolio. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the securities. There were no unrealized losses on marketable equity securities as of December 31, 2013. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. We did not record any OTTI in 2013 and no significant impairments were recorded in 2012 and 2011. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following table sets forth the maturities of securities at December 31, 2013 and the weighted average yields of such securities. Taxable-equivalent adjustments (using a 35 percent federal income tax rate) for 2013 have been made in calculating yields on obligations of state and political subdivisions.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available-for-Sale
Obligations of U.S. government corporations and agencies	$25,296	2.08%	$160,958	1.46%	$48,497	1.43%	$—	—%	$—	—%
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—%	—	—%	—	—%	63,774	2.38%	—	—%
Residential mortgage-backed securities of U.S. government corporations and agencies	17	4.01%	4,150	4.37%	2,718	5.08%	41,784	2.75%	—	—%
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—%	—	—%	39,052	1.95%	—	—%	—	—%
Obligations of states and political subdivisions	2,609	5.71%	7,914	5.90%	19,527	3.88%	84,213	4.53%	—	—%
Marketable equity securities	—	—%	—	—%	—	—%	—	—%	8,915	4.14%
Total	$27,922		$173,022		$109,794		$189,772		$8,915
Weighted Average Yield		2.42%		1.74%		2.14%		3.42%		4.14%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Lending Activity

The following table summarizes our loan portfolio as of December 31:

	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial
Commercial real estate	$1,607,756	45.09%	$1,452,133	43.39%	$1,415,333	45.22%	$1,494,202	44.53%	$1,428,329	42.03%
Commercial and industrial	842,449	23.62%	791,396	23.65%	685,753	21.91%	722,359	21.52%	701,650	20.65%
Commercial construction	143,675	4.03%	168,143	5.02%	188,852	6.04%	259,598	7.74%	359,342	10.57%
Total Commercial Loans	2,593,880	72.74%	2,411,672	72.06%	2,289,938	73.17%	2,476,159	73.79%	2,489,321	73.25%
Consumer
Residential mortgage	487,092	13.66%	427,303	12.77%	358,846	11.47%	359,536	10.71%	357,393	10.52%
Home equity	414,195	11.61%	431,335	12.89%	411,404	13.14%	441,096	13.15%	458,643	13.49%
Installment and other consumer	67,883	1.90%	73,875	2.21%	67,131	2.14%	74,780	2.23%	81,141	2.39%
Consumer construction	3,149	0.09%	2,437	0.07%	2,440	0.08%	4,019	0.12%	11,836	0.35%
Total Consumer Loans	972,319	27.26%	934,950	27.94%	839,821	26.83%	879,431	26.21%	909,013	26.75%
Total Portfolio Loans	$3,566,199	100.00%	$3,346,622	100.00%	$3,129,759	100.00%	$3,355,590	100.00%	$3,398,334	100.00%

The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower’s industry or the overall economic climate can significantly impact the borrower’s ability to pay.

Total portfolio loans increased $219.6 million, or 6.6 percent, since December 31, 2012, to $3.6 billion at December 31, 2013 due to organic loan growth in our CRE, C&I and residential mortgage portfolios offset by declines in our commercial construction, home equity and other consumer portfolios. The increase in loans can be attributed to the execution of our strategic initiative to grow our loan portfolio by adding seasoned lenders to our staff and the addition of an LPO in Northeast Ohio. We continue to actively recruit seasoned lenders. Additionally, the LPO that we established in Northeast Ohio in the third quarter of 2012 has performed ahead of our expectations, adding approximately $95.0 million in loan growth for 2013.

Total commercial loans have increased $182.2 million, or 7.6 percent, from December 31, 2012. CRE loans have increased $155.6 million, or 10.7 percent, due to new loan originations and the transfer of approximately $89.0 million in construction loans into the CRE portfolio during 2013. Approximately $85.0 million of the CRE growth came from our LPO in Northeast Ohio. C&I loans increased $51.1 million, or 6.5 percent, due to new loan originations and increased utilization of lines of credit. Commercial construction loans have decreased $24.5 million, or 14.6 percent, as new originations of approximately $39.0 million and line utilizations of approximately $74.0 million were offset with transfers to permanent loans and loan payoffs.

Residential mortgages increased $59.8 million, or 14 percent, due to strong originations throughout 2013 despite an increase in interest rates in the second half of the year. We are retaining 10, 15 and 20 year residential real estate loans in our portfolio rather than selling these loans in the secondary market.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Commercial loans, including CRE, C&I, and commercial construction, comprised 73 percent and 72 percent of total portfolio loans at December 31, 2013 and 2012. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, conservative underwriting standards and continuous portfolio review. The loan-to-value policy guidelines for CRE loans are generally 65-80 percent. At both December 31, 2013 and December 31, 2012, variable rate commercial loans were 78 percent of the commercial loan portfolio.

Consumer loans represent 27 percent of our loan portfolio at December 31, 2013 compared to 28 percent at December 31, 2012. Residential mortgage lending continues to be a strategic focus through a centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that continued adherence to our conservative mortgage lending policies for portfolio loans will be as important in a growing economy as it was during the downturn in recent years. The loan-to-value policy guideline is 80 percent for residential first lien mortgages. Higher loan-to-value loans may be approved with the appropriate private mortgage insurance coverage. Our policy is to only permit portfolio loans with a maximum term of 20 years for traditional mortgages to our credit-worthy borrowers, and 15 years with a maximum amortization term of 30 years for balloon payment mortgages. We may originate home equity loans with a lien position that is second to unrelated third party lenders, but normally only to the extent that the combined loan-to-value considering both the first and second liens does not exceed 100 percent of the fair value of the property. Combo mortgage loans consisting of a residential first mortgage and a home equity second mortgage are also available to creditworthy borrowers.

We also originate and price loans for sale into the secondary market, primarily to Fannie Mae. The rationale for these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. In 2011, we began to retain 10 and 15 year mortgages in our portfolio and during 2012 we began retaining the 20 year mortgages that had been priced and underwritten using secondary market terms and guidelines. During 2013 and 2012, we sold $62.9 million and $82.9 million, of 1–4 family mortgages to Fannie Mae and currently service $327.4 million of secondary market mortgage loans at December 31, 2013 compared to $329.2 million at December 31, 2012. Loans sold to Fannie Mae decreased as compared to 2012 due to the increase in interest rates that occurred in the second half of 2013. We intend to continue to sell 30 year loans to Fannie Mae.

We also offer a variety of unsecured and secured consumer loan and credit card products. Loan-to-value guidelines for direct loans are generally 90–100 percent of invoice for new automobiles and 80-90 percent of National Automobile Dealer Association value for used automobiles.

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following table presents the maturity of consumer and commercial loans outstanding as of December 31, 2013.

	Maturing
(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total

Fixed interest rates	$128,896	$315,984	$133,889	$578,769
Variable interest rates	521,479	666,195	827,437	2,015,111
Total Commercial Loans	$650,375	$982,179	$961,326	$2,593,880
Fixed interest rates	66,565	249,532	298,162	614,259
Variable interest rates	243,843	35,034	79,183	358,060
Total Consumer Loans	$310,408	$284,566	$377,345	$972,319
Total Portfolio Loans	$960,783	$1,266,745	$1,338,671	$3,566,199

Credit Quality

Our Criticized Asset Committee meets quarterly and monitors all special mention loans greater than $1.0 million and all substandard loans greater than $0.5 million, which typically represent the highest risk of loss to us. Action plans are established and these loans will be monitored through regular contact with the customer, review of current financial information and other documentation, review of all loan or potential loan restructures/modifications and the regular re-evaluation of assets held as collateral.

Additional credit risk management practices include periodic review and update to lending policies and procedures regarding sound underwriting practices and portfolio management expectations portfolio stress testing. Further, our Loan Review process serves to independently monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all corporate lending activities. Loan Review has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as providing input to the loan risk rating process.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Nonperforming assets, or NPAs, consist of nonaccrual loans, nonaccrual TDRs, and OREO. The following represents NPAs for the years presented:

(dollars in thousands)	2013	2012	2011	2010	2009

Nonperforming Loans
Commercial real estate	$6,852	$20,972	$20,777	$14,674	$52,380
Commercial and industrial	1,412	5,496	7,570	2,567	7,489
Commercial construction	34	1,454	3,604	5,844	21,674
Residential mortgage	1,982	4,526	2,859	5,996	5,583
Home equity	2,073	3,312	2,936	1,433	2,252
Installment and other consumer	34	40	4	65	20
Consumer construction	—	218	181	525	—
Total Nonperforming Loans	12,387	36,018	37,931	31,104	89,398
Nonaccrual Troubled Debt Restructurings
Commercial real estate	3,898	9,584	10,871	29,636	1,409
Commercial and industrial	1,884	939	—	1,000	—
Commercial construction	2,708	5,324	2,943	2,143	—
Residential mortgage	1,356	2,752	4,370	—	—
Home Equity	218	341	—	—	—
Installment and other consumer	3	—	—	—	—
Total Nonperforming Troubled Debt Restructurings	10,067	18,940	18,184	32,779	1,409
Total Nonperforming Loans	22,454	54,958	56,115	63,883	90,807
OREO	410	911	3,967	5,820	4,607
Total Nonperforming Assets	$22,864	$55,869	$60,082	$69,703	$95,414
Nonperforming loans as a percent of total loans	0.63%	1.63%	1.79%	1.90%	2.67%
Nonperforming assets as a percent of total loans plus OREO	0.64%	1.66%	1.92%	2.07%	2.80%

Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing at December 31, 2013 or December 31, 2012.

NPAs decreased $33.0 million, or 59 percent, to $22.9 million at December 31, 2013 compared to $55.9 million at December 31, 2012. The significant decline in NPAs can be attributed to the continued improvement of economic conditions in our markets and a strategic focus on actively managing and bringing to resolution our problem loans. NPAs decreased primarily due to $20.6 million in nonperforming loan pay downs, $13.1 million of nonperforming loan charge-offs, $9.9 million of nonperforming loans returning to accrual status and the sale of $4.2 million of nonperforming loans. New nonperforming loan formation was $16.5 million for the year ended 2013 compared to $40.8 million for 2012. Our CRE portfolio continues to represent a significant amount of our nonperforming loans at 48 percent of the total.

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

TDRs can be returned to accruing status if the following criteria are met: 1) the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and 2) there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring. All TDRs will be reported as impaired loans for their remaining lives, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and we fully expect that the remaining principal and interest will be collected according to the restructured agreement. All impaired loans are reported as nonaccrual loans unless the loan is a TDR that has met the requirements noted above to be returned to accruing status.

As an example, consider a substandard commercial construction loan that is currently 90 days past due where the loan is restructured to extend the maturity date for a period longer than would be considered an insignificant period of time. The post-modification interest rate is not increased to correspond with the current credit risk of the borrower and all other terms remain the same according to the original loan agreement. This loan will be considered a TDR as the borrower is experiencing financial difficulty and a concession has been granted. The loan will be reported as nonaccrual and as an impaired loan and a TDR. In addition, the loan could be charged down to the fair value of the collateral if a confirmed loss exists. If the loan subsequently performs, by means of making on-time principal and interest payments according to the newly restructured terms for a period of six months, and it is expected that all remaining principal and interest will be collected according to the terms of the restructured agreement, the loan will be returned to accrual status and reported as an accruing TDR. The loan will remain an impaired loan for the remaining life of the loan because the interest rate was not adjusted to be equal to or greater than the rate that would have been accepted at the time of the restructuring for a new loan with comparable risk.

As of December 31, 2013, we had $49.3 million in total TDRs, including $39.2 million that were performing and $10.1 million that were in nonperforming. This is a decrease from December 31, 2012 when we had $60.4 million in TDRs of which $41.5 million were performing and $18.9 million were in nonperforming. For the year ended December 31, 2013 we had $11.9 million of new TDRs, the most significant was a CRE TDR of $4.3 million which had principal forgiveness of $0.1 million and a $0.8 million C&I TDR related to a maturity date extension. Additionally, we had 66 loans totaling $2.5 million related to Chapter 7 bankruptcy filings that were not reaffirmed resulting in discharged debt. For the year ended December 31, 2013 we had six TDRs for $6.9 million that met the above requirements for being returned to performing status.

OREO and other repossessed assets are comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of a foreclosure. At December 31, 2013, OREO consisted of eight properties, none of which had a balance greater than $0.1 million. All OREO properties have current appraisals. It is our policy to obtain appraisals annually or sooner if indications of impairment exist. Foreclosures decreased to 14 in 2013 compared to 22 in 2012.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following represents delinquency as of December 31:

	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans

90 days or more:
Commercial real estate	$10,750	0.67%	$30,556	2.10%	$31,648	2.24%	$44,310	2.97%	$53,789	3.77%
Commercial and Industrial	3,296	0.39%	6,435	0.81%	7,570	1.10%	3,567	0.49%	7,489	1.07%
Commercial construction	2,742	1.91%	6,778	4.03%	6,547	3.47%	7,987	3.08%	21,674	6.03%
Residential mortgage	3,338	0.69%	7,278	1.70%	7,229	2.01%	5,996	1.67%	5,583	1.56%
Home equity	2,291	0.55%	3,653	0.85%	2,936	0.71%	1,433	0.32%	2,252	0.49%
Installment and other consumer	37	0.05%	40	0.05%	4	0.01%	65	0.09%	20	0.02%
Consumer construction	—	—%	218	8.95%	181	7.42%	525	13.06%	—	—%
Total Loans	$22,454	0.63%	$54,958	1.64%	$56,115	1.79%	$63,883	1.90%	$90,807	2.67%

30 to 89 days:
Commercial real estate	$1,416	0.09%	$2,643	0.18%	$9,105	0.64%	$4,371	0.29%	$22,923	1.60%
Commercial and industrial	2,877	0.34%	4,646	0.59%	5,284	0.77%	1,714	0.24%	1,241	0.18%
Commercial construction	1,800	1.25%	10,542	6.27%	—	—%	835	0.32%	899	0.25%
Residential mortgage	2,494	0.51%	3,661	0.86%	2,403	0.67%	1,346	0.37%	5,151	1.44%
Home equity	3,127	0.75%	3,197	0.74%	2,890	0.70%	2,451	0.56%	2,106	0.46%
Installment and other consumer	426	0.63%	501	0.68%	452	0.67%	342	0.46%	852	1.05%
Consumer construction	—	—%	—	—%	—	—%	—	—%	—	—%
Total Loans	$12,140	0.34%	$25,190	0.75%	$20,134	0.64%	$11,059	0.33%	$33,172	0.98%

Closed-end installment loans, amortizing loans secured by real estate and any other loans with payments scheduled monthly are reported past due when the borrower is in arrears two or more monthly payments. Other multi-payment obligations with payments scheduled other than monthly are reported past due when one scheduled payment is due and unpaid for 30 days or more. We monitor delinquency on a monthly basis, including early stage delinquencies of 30 to 89 days past due for early identification of potential problem loans.

Loans past due 90 days or more decreased $32.5 million compared to December 31, 2012 and represent only 0.63 percent of total loans at December 31, 2013. Loans past due by 30 to 89 days decreased $13.1 million, representing only 0.34 percent of total loans at December 31, 2013. Delinquency improved in all loan categories throughout 2013 due to improved economic conditions and management’s focus on managing delinquent loans.

Allowance for Loan Losses

We maintain an ALL at a level determined to be adequate to absorb estimated probable credit losses inherent within the loan portfolio as of the balance sheet date. Determination of an adequate ALL is inherently subjective, as it requires estimations of the occurrence of future events. The methodology for determining the ALL has two main components: evaluation and impairment tests of individual loans and impairment tests of certain groups of homogeneous loans with similar risk characteristics.

We monitor our ALL methodology to ensure that it is responsive to the current economic environment. Over the past year, the economic conditions within our markets have improved, and we have experienced significant improvement in our credit quality, including lower net charge-offs, lower delinquency, lower non-performing loans and lower special mention and substandard loans compared

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

to December 31, 2012. Accordingly, the assumptions used within the ALL were reevaluated in the third quarter of 2013 to be responsive to the improved economic environment and the changes in our credit quality.

The ALL methodology for groups of loans collectively evaluated for impairment is comprised of both a quantitative and qualitative analysis. A key assumption in the quantitative component of the reserve is the LEP. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is confirmed. In general, the LEP will be shorter in an economic slowdown or recession and longer during times of economic stability or growth, as customers are better able to delay loss confirmation after a potential loss event has occurred. Due to the recent improvement in economic conditions, we completed an internal study utilizing our loan charge-off history to recalibrate the LEPs of the commercial portfolio segments. Consistent with the improved economic conditions, the LEPs have lengthened, and as a result, we lengthened our LEP assumption for each of the commercial portfolio segments. We believe that the consumer portfolio segment LEPs have also lengthened as they are influenced by the same improvement in economic conditions that impacted the commercial portfolio segments. We therefore also lengthened the LEP assumption for the consumer portfolio to one and a half years.

The changes made to the ALL assumptions were applied prospectively and did not result in a material change to the total ALL. Lengthening the LEP does increase the historical loss rates and therefore the quantitative component of the ALL. We believe this makes the quantitative component of the ALL more reflective of inherent losses that exist within the loan portfolio, which resulted in a decrease in the qualitative component of the ALL. The changes to the LEPs also improved our insight into the inherent risk of the individual commercial portfolio segments. As the economic conditions have improved, our data indicates that the CRE segment has less inherent loss and that the C&I segment contains greater inherent loss. The ALL at December 31, 2013 reflects these changes within the CRE and C&I portfolio segments.

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

Our charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off when a confirmed loss exists, regardless of the delinquency status of the loan. We may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the remaining investment in the loan. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:

•	The status of a bankruptcy proceeding;
•	The value of collateral and probability of successful liquidation; and/or
•	The status of adverse proceedings or litigation that may result in collection.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following summarizes our loan charge-off experience for each of the five years presented below:

	Years Ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009

ALL Balance at Beginning of Year:	$46,484	$48,841	$51,387	$59,580	$42,689
Charge-offs:
Commercial real estate	(4,601)	(9,627)	(8,824)	(23,925)	(8,795)
Commercial and industrial	(2,714)	(5,278)	(8,971)	(7,277)	(29,350)
Commercial construction	(4,852)	(10,521)	(1,720)	(6,353)	(12,397)
Consumer real estate	(2,407)	(2,509)	(2,617)	(2,210)	(4,558)
Other consumer	(1,002)	(1,078)	(1,013)	(1,262)	(1,762)
Total	(15,576)	(29,013)	(23,145)	(41,027)	(56,862)
Recoveries:
Commercial real estate	3,388	1,259	780	576	70
Commercial and industrial	2,142	1,153	357	328	532
Commercial construction	531	891	2,463	1,748	—
Consumer real estate	651	197	1,030	202	276
Other consumer	324	341	360	469	521
Total	7,036	3,841	4,990	3,323	1,399
Net Charge-offs	(8,540)	(25,172)	(18,155)	(37,704)	(55,463)
Provision for loan losses	8,311	22,815	15,609	29,511	72,354
Acquired loan loss reserve	—	—	—	—	—
ALL Balance at End of Year:	$46,255	$46,484	$48,841	$51,387	$59,580

Net loan charge-offs decreased $16.6 million, or 66 percent, to $8.5 million or 0.25 percent of average loans for 2013 as compared to $25.2 million or 0.78 percent of average loans for 2012. The decrease in net charge-offs is due to improved economic conditions which resulted in stabilized collateral valuations, management’s focus on workouts with our problem loans and higher recoveries in 2013. All commercial portfolio segments declined with a $7.2 million decrease in CRE, $3.6 million decrease in C&I and $5.3 million decrease in commercial construction. In 2013, we experienced higher recoveries in our CRE and C&I portfolio, including a $0.5 million recovery of a CRE loan and a $0.9 million recovery of a C&I loan.

The following table summarizes net charge-offs as a percentage of average loans and other ratios as of December 31:

	2013	2012	2011	2010	2009

Commercial real estate	0.08%	0.59%	0.55%	1.42%	3.42%
Commercial and industrial	0.07%	0.57%	1.24%	1.62%	0.62%
Commercial construction	2.72%	5.94%	(0.34)%	0.96%	3.74%
Consumer real estate	0.20%	0.28%	0.20%	0.24%	0.50%
Other consumer	0.99%	0.91%	0.94%	1.04%	1.52%
Net charge-offs to average loans outstanding	0.25%	0.78%	0.56%	1.11%	1.60%
Allowance for loan losses as a percentage of total loans	1.30%	1.38%	1.56%	1.53%	1.75%
Allowance for loan losses to total nonperforming loans	206%	85%	87%	80%	66%
Provision for loan losses as a percentage of net loan charge-offs	97%	91%	86%	78%	130%

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

Consumer real estate loans are secured by 1-4 family residences, including purchase money mortgages, first and second lien home equity loans and home equity lines of credit. The primary source of repayment for these loans is the income and assets of the borrower. The unemployment rate, as well as the state of the local housing markets, has a significant impact on the risk determination, because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

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

The following is the ALL balance by portfolio segment as of December 31:

	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial real estate	$18,921	41%	$25,246	54%	$29,804	61%	$30,424	59%	$27,322	46%
Commercial and industrial	14,443	31%	7,759	17%	11,274	23%	9,777	19%	21,393	36%
Commercial construction	5,374	12%	7,500	16%	3,703	8%	5,905	11%	8,008	13%
Consumer real estate	6,362	14%	5,058	11%	3,166	6%	3,962	8%	2,143	4%
Other consumer	1,165	2%	921	2%	894	2%	1,319	3%	714	1%
Total	$46,255	100%	$46,484	100%	$48,841	100%	$51,387	100%	$59,580	100%

Significant to our ALL is a higher concentration of commercial loans. At December 31, 2013, approximately 84 percent of the ALL related to the commercial loan portfolio, while commercial loans comprised 73 percent of our loan portfolio. We experienced higher losses in our commercial portfolios compared to our consumer portfolio throughout the economic crisis. The ability of

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

customers to repay commercial loans is more dependent upon the success of their business, continuing income and general economic conditions. Accordingly, the risk of loss may be higher on such loans compared to consumer loans, which have incurred lower losses in our market.

Due to the greater potential for loss within our commercial portfolio, we monitor the commercial loan portfolio through an internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower and are reviewed on an ongoing basis. Loans rated special mention or substandard have potential or well-defined weaknesses not generally found in high quality, performing loans, and require attention from management to limit loss. Commercial sub-standard and special mention loans decreased $146.0 million, or 47 percent, from $309.0 million at December 31, 2012 to $163.0 million at December 31, 2013.

The following table summarizes the ALL balance as of December 31:

(dollars in thousands)	2013	2012	2011	2010	2009

Collectively Evaluated for Impairment	$46,158	$44,253	$43,296	$47,756	$42,577
Individually Evaluated for Impairment	97	2,231	5,545	3,631	17,003
Total Allowance for Loan Losses	$46,255	$46,484	$48,841	$51,387	$59,580

The balance in the ALL decreased $0.2 million to $46.3 million, or 1.30 percent of total loans, at December 31, 2013 as compared to $46.5 million, or 1.38 percent of total loans at December 31, 2012. The slight decrease in the ALL is due to a decrease of $2.1 million in specific reserves associated with loans individually evaluated for impairment offset by an increase of $1.9 million in the general reserve. The December 31, 2013 ALL includes $0.1 million of specific reserves that were allocated for impaired loans of $52.9 million compared to $2.2 million of specific reserves that were allocated for impaired loans of $82.6 million at December 31, 2012. Impaired loans decreased $29.7 million, or 36 percent, from December 31, 2012, primarily a result of loan pay downs, charge-offs and the sale of $4.1million of impaired loans during the third and fourth quarters of 2013. Further, new impaired loan formation has been low during 2013 with only $7.8 million of new impaired loans resulting in minimal specific reserves at December 31, 2013. The reserve for loans collectively evaluated for impairment increased $1.9 million from December 31, 2012. While we have been experiencing improvement in our asset quality, we still believe that there is inherent risk within the portfolio and have maintained the level of the reserve relatively consistent with the prior year.

The composition of the reserve has changed with a shift of reserves from our CRE portfolio to our C&I portfolio. As discussed above, our recent study of the LEP resulted in an improved insight into the inherent risk of the commercial portfolio segments. As the economic conditions have improved, our data indicates that the CRE segment has less risk of inherent loss and that the C&I segment contains a greater risk of inherent loss. In 2012, we experienced stress in our commercial construction portfolio, with net charge-offs of $9.6 million. We continue to experience elevated losses in our commercial construction portfolio with net charge-offs of $4.3 million during 2013, which was primarily the result of one land development project. The losses incurred in this portfolio are primarily related to land development projects that had slowed during the economic downturn, resulting in significant reductions in the appraised values. Many of these loans have been extended resulting in the loan becoming a TDR, and consequently an impaired loan.

Federal Home Loan Bank and Other Restricted Stock

At December 31, 2013 and 2012, we held FHLB stock of $12.8 million and $14.5 million. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon on the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.

On February 22, 2012, the FHLB of Pittsburgh announced that it would pay a dividend on the average capital stock balance held during the three month period ended December 31, 2012 at an annualized rate of 0.10 percent for the first time since late 2008, noting that future dividend payments and capital stock repurchases will continue to be reviewed on a quarterly basis. During 2013, the FHLB continued to declare and pay dividends on a quarterly basis. We received $0.1 million in FHLB dividends and received $6.0 million of stock redemptions from the FHLB, offset with $4.3 million in loan stock purchases throughout 2013. We reviewed and evaluated the FHLB capital stock for OTTI at December 31, 2013. The FHLB reported improved earnings throughout 2013 compared to 2012 and continues to exceed all capital ratios required. Additionally, we considered that the FHLB has been paying dividends and redeeming excess stock during 2012 and throughout 2013. Accordingly, we believe sufficient evidence exists to conclude that no OTTI exists at December 31, 2013.

At December 31, 2013 and 2012, we held Atlantic Community Bankers’ Bank, or ACBB, stock of $0.8 million for both years. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the investment. Like FHLB stock, members purchase ACBB stock to access the products and services offered, as opposed to traditional equity investors who acquire stock for purposes such as appreciation in value. S&T acquired the ACBB stock as a result of bank acquisitions and does not use the bank’s member services. ACBB continues to be classified as well capitalized by regulatory guidelines and the current purchase price for new members is $3,500 per share. As of December 31, 2013, the book value of ACBB stock was $2,024 per share; therefore, management believes that no OTTI exists at December 31, 2013.

Deposits

The following table presents the composition of deposits at December 31:

(dollars in thousands)	2013	2012	$ Change

Noninterest-bearing demand	$992,779	$960,980	$31,799
Interest-bearing demand	312,790	316,760	(3,970)
Money market	281,403	361,233	(79,830)
Savings	994,805	965,571	29,234
Certificates of deposit	922,780	1,022,180	(99,400)
CDARs and brokered deposits	167,751	11,704	156,047
Total	$3,672,308	$3,638,428	$33,880

Deposits are the primary source of funds for us. We believe that our deposit base is stable and that we have the ability to attract new deposits, mitigating any funding dependency on other more volatile sources. Total deposits increased $33.9 million to $3.7 billion at December 31, 2013 compared to $3.6 billion at December 31, 2012.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The low interest rate environment impacted the overall mix of our deposits as CD maturities at higher rates shifted into our savings and demand products. Money market deposits decreased mainly as a result of our Wealth Management division reallocating $50.4 million to other types of investments.

Our Certificate of Deposit Account Registry Services, or CDARS, deposits and brokered CD deposits increased $156.0 million from December 31, 2012. We participate in the CDARS reciprocal and OWB programs through the Promontory Interfinancial Network, LLC. Reciprocal deposits are customer funds exchanged among insured depository institutions that are members of the CDARS deposit placement service. The CDARS OWB program allows us to obtain wholesale funding through the CDARs deposit placement service. As of December 31, 2013, we had $15.5 million in CDARs reciprocal deposits and $81.4 million in CDARs OWB deposits, an increase of $5.7 million and $79.6 million from December 31, 2012. As of December 31, 2013, we had $70.8 million in brokered CDs. Participation in the CDARs OWB Program and issuing brokered CDs is an ALCO strategy to increase and diversify funding sources, as well as manage the banks funding costs and structure.

The daily average balance of deposits and rates paid on deposits are summarized for the years ended December 31 in the following table:

	2013		2012		2011
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand	$955,475		$877,056		$792,911
Interest-bearing demand	309,748	0.02%	306,994	0.05%	286,588	0.13%
Money market	319,831	0.14%	308,719	0.17%	249,497	0.15%
Savings	1,001,209	0.17%	902,889	0.26%	761,274	0.17%
Certificates of deposit	980,933	0.91%	1,093,899	1.25%	1,174,855	1.78%
CDARs and brokered deposits	73,518	0.32%	10,363	0.28%	6,967	0.87%
Total	$3,640,714	0.31%	$3,499,920	0.48%	$3,272,092	0.70%

Certificates of deposit of $100,000 and over, including CDARs, accounted for 12 percent of total deposits at December 31, 2013 and ten percent of total deposits at December 31, 2012, and primarily represent deposit relationships with local customers in our market area.

Maturities of certificates of deposit of $100,000 or more outstanding at December 31, 2013, including CDARs and brokered deposits, are summarized as follows:

(dollars in thousands)	2013

Three months or less	$197,257
Over three through six months	68,240
Over six through twelve months	59,776
Over twelve months	108,548
Total	$433,821

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Borrowings

The following table represents the composition of borrowings for the years ended December 31:

(dollars in thousands)	2013	2012	$ Change

Securities sold under repurchase agreements, retail	$33,847	$62,582	$(28,735)
Short-term borrowings	140,000	75,000	65,000
Long-term borrowings	21,810	34,101	(12,291)
Junior subordinated debt securities	45,619	90,619	(45,000)
Total Borrowings	$241,276	$262,302	$(21,026)

Borrowings are an additional source of funding for us. Short-term borrowings are for terms under one year and were comprised primarily of FHLB advances. We define repurchase agreements with our local retail customers as retail REPO. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. FHLB advances are for various terms secured by a blanket lien on residential mortgages and other real estate secured loans. Long-term borrowings are for terms greater than one year and consist of FHLB borrowings. The purpose of long-term borrowings is to match-fund selected new loan originations, to mitigate interest rate sensitivity risks and to take advantage of discounted borrowing rates through the FHLB for community investment projects.

The decrease in borrowings of $21.0 million is primarily within our junior subordinated debt securities following the early repayment of $45.0 million in junior subordinated debt during 2013. We repaid $45.0 million of junior subordinated debt due to its diminishing regulatory capital benefit and the future positive impact on net interest income. Long term borrowings decreased by $12.3 million mainly as a result of maturities during the year. Retail REPOs decreased by $28.7 million due to a change in customer preference following a restructuring of the product. We have replaced the junior subordinated debt and other long-term borrowings with short-term FHLB advances due to lower rates offered on these borrowings.

Information pertaining to short-term borrowings is summarized in the tables below for the dates presented and for the years ended December 31,

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	2013	2012	2011

Balance at December 31	$33,847	$62,582	$30,370
Average balance during the year	54,057	47,388	41,584
Average interest rate during the year	0.12%	0.17%	0.13%
Maximum month-end balance during the year	$83,766	$62,582	$42,409
Average interest rate at December 31	0.01%	0.20%	0.11%

	Short-Term Borrowings
(dollars in thousands)	2013	2012	2011

Balance at December 31	$140,000	$75,000	$75,000
Average balance during the year	101,973	50,212	551
Average interest rate during the year	0.27%	0.24%	0.32%
Maximum month-end balance during the year	$175,000	$75,000	$75,000
Average interest rate at December 31	0.30%	0.19%	0.18%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Information pertaining to long-term borrowings is summarized in the tables below for the dates presented and for the years ended December 31,

	Long-Term Borrowings
(dollars in thousands)	2013	2012	2011

Balance at December 31	$21,810	$34,101	$31,874
Average balance during the year	24,312	33,841	31,651
Average interest rate during the year	3.07%	3.26%	3.45%
Maximum month-end balance during the year	$28,913	$40,669	$33,051
Average interest rate at December 31	3.01%	3.17%	3.40%

	Junior Subordinated Debt Securities
(dollars in thousands)	2013	2012	2011

Balance at December 31	$45,619	$90,619	$90,619
Average balance during the year	65,989	90,619	90,619
Average interest rate during the year	3.14%	3.21%	4.01%
Maximum month-end balance during the year	$90,619	$90,619	$90,619
Average interest rate at December 31	2.70%	3.01%	3.24%

During 2013, long-term borrowings decreased $12.3 million as compared to December 31, 2012. At December 31, 2013, our long-term borrowings outstanding of $21.8 million included $18.7 million that were at a fixed rate and $3.1 million at a variable rate.

During the third quarter of 2006, we issued $25.0 million of junior subordinated debentures through a pooled transaction at an initial fixed rate of 6.78 percent. Beginning September 15, 2011 and quarterly thereafter, we have had the option to redeem the subordinated debt, subject to a 30 day written notice and prior approval by the FDIC. The subordinated debt converted to a variable rate of 3-month LIBOR plus 160 basis points in September of 2011. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on December 15, 2036.

During the first quarter of 2008, we completed a private placement to a financial institution of $20.0 million of floating rate trust preferred securities. The trust preferred securities mature in March 2038, are callable at our option after five years and had an interest rate initially at a rate of 6.44 percent per annum and quarterly adjusts with the three-month LIBOR plus 350 basis points. We began making interest payments to the trustee on June 15, 2008 and quarterly thereafter. The trust preferred securities qualify as Tier 1 capital under regulatory guidelines. To issue these trust preferred securities, we formed STBA Capital Trust I, or the Trust, with $0.6 million of equity, which is owned 100 percent by us. The proceeds from the sale of the trust preferred securities and the issuance of common equity were invested in junior subordinated debt, which is the sole asset of the Trust. The Trust pays dividends on the trust preferred securities at the same rate as the interest we pay on the junior subordinate debt held by the Trust. Because the third-party investors are the primary beneficiaries, the Trust qualifies as a variable interest entity, but is not consolidated in our financial statements.

During the second quarter of 2008, we issued $20.0 million of junior subordinated debt through a private placement with three financial institutions at an initial rate of 6.40 percent that floats quarterly with 3-month LIBOR plus 350 basis points. The subordinated debt qualified as Tier 2 Capital under regulatory guidelines, but if all or any portion of the subordinated debt ceased to be deemed Tier 2 Capital due to a change in applicable capital regulations, we had the right to redeem, on any interest payment date, subject to a 30 day written notice and prior approval by the FDIC, the

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

subordinated debt at the applicable redemption rate. The redemption rate started at a high of 102.82 percent at June 15, 2009 and decreased yearly to 100 percent on June 15, 2013 and thereafter could be called. We received approval from the FDIC to redeem early, and we did so on June 17, 2013. The subordinated debt would have matured on June 15, 2018.

Also during the second quarter of 2008, we issued $25.0 million of junior subordinated debt through a private placement with a financial institution at an initial rate of 5.15 percent that floats quarterly with 3-month LIBOR plus 250 basis points. At any time after May 30, 2013, we had the right to redeem all or a portion of the subordinated debt, subject to a 30-day written notice and prior approval by the FDIC. The subordinated debt qualified as Tier 2 capital under regulatory guidelines and would have matured on May 30, 2018. However, we received approval by the FDIC to redeem this junior subordinated debt early, and redeemed it also on June 17, 2013.

We chose to redeem the $45.0 million of junior subordinated debt early not only because of its diminishing regulatory capital benefit, but also for a future positive impact on net interest income. We have replaced the debt with lower rate short term advances from the FHLB.

Wealth Management Assets

As of December 31, 2013, the fair value of the S&T Bank Wealth Management assets under management and administration, or AUM, which are not accounted for as part of our assets, increased to $1.9 billion from $1.7 billion as of December 31, 2012. AUM consist of $1.0 billion in S&T Trust, $0.7 billion in S&T Financial Services and $0.2 billion in Stewart Capital Advisors. The increase in 2013 is primarily attributable to the improved performance of the U.S. and global capital markets.

Explanation of Use of Non-GAAP Financial Measures

In addition to the results of operations presented in accordance with GAAP, our management uses, and this Report contains or references, certain non-GAAP financial measures, such as net interest income on a FTE basis, operating revenue and the efficiency ratio. We believe these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and our business and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies.

We believe the presentation of net interest income on a FTE basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Net Income is reconciled to net interest income adjusted to a FTE basis on pages 35 and 42.

Operating revenue is the sum of net interest income plus noninterest income, excluding security gains/losses and non-recurring income and expenses. In order to understand the significance of net interest income to our business and operating results, we believe it is appropriate to evaluate the significance of net interest income as a component of operating revenue.

The efficiency ratio is recurring noninterest expense divided by recurring noninterest income plus net interest income, on a FTE basis, which ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Common return on average tangible assets, common return on average tangible common equity and the ratio of tangible common equity to tangible assets exclude goodwill, other intangible assets and preferred equity in order to show the significance of the tangible elements of our assets and common equity. Total assets and total average assets are reconciled to total tangible assets and total tangible average assets on page 26. Total shareholders equity and total average shareholders equity are also reconciled to total tangible common equity and total tangible average common equity on page 26. These measures are consistent with industry practice.

Capital Resources

Shareholders’ equity increased $33.9 million to $571.3 million at December 31, 2013 compared to $537.4 million at December 31, 2012. The increase in shareholders’ equity is primarily due to the addition of $32.1 million in retained earnings, comprised of net income of $50.5 million reduced by common stock dividends of $18.1 million. Included in other comprehensive income (loss) was an increase of $0.9 million due to the adjustment in the funded status of the employee benefit plans offset by the change in unrealized gains on securities available-for-sale, both due to the rise in interest rates during the latter half of the year.

We continue to maintain a strong capital position with a leverage ratio of 9.75 percent as compared to the regulatory guideline of 5.00 percent to be well capitalized. Our risk-based Tier 1 and Total capital ratios were 12.37 percent and 14.36 percent at December 31, 2013, which places us significantly above the federal bank regulatory agencies’ “well capitalized” guidelines of 6.00 percent and 10.00 percent for Tier 1 and Total capital. We believe that we have the ability to raise additional capital, if necessary.

In October 2012, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC for the issuance of up to $300.0 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the issuance of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, our subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2013, we had not issued any securities pursuant to the shelf registration statement.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payments. We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2013, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
(dollars in thousands)	2014	2015-2016	2017-2018	Later Years	Total

Deposits without a stated maturity(1)	$2,581,777	$—	$—	$—	$2,581,777
Certificates of deposit(1)	677,675	284,356	120,106	8,394	1,090,531
Securities sold under repurchase agreements(1)	33,847	—	—	—	33,847
Short-term borrowings(1)	140,000	—	—	—	140,000
Long-term borrowings(1)	2,368	4,730	4,909	9,803	21,810
Junior subordinated debt securities(1)	—	—	—	45,619	45,619
Operating and capital leases	2,233	4,319	4,100	42,244	52,896
Purchase obligations	9,852	20,499	21,615	—	51,966
Total	$3,447,752	$313,904	$150,730	$106,060	$4,018,446
(1)	Excludes interest

Operating lease obligations represent short and long-term lease arrangements as described in Part II, Item 8, Note 10 Premises and Equipment, in the Consolidated Financial Statements. Purchase obligations primarily represent obligations under agreement with our third party data processing servicer and communications charges as described in Part II, Item 8, Note 17 Commitments and Contingencies, of this Report.

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

The following table sets forth the commitments and letters of credit as of December 31:

(dollars in thousands)	2013	2012

Commitments to extend credit	$1,038,529	$874,137
Standby letters of credit	78,639	95,399
Total	$1,117,168	$969,536

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

Our allowance for unfunded commitments is determined using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for unfunded commitments through a charge to current earnings in noninterest expense. The balance in the allowance for unfunded commitments remained relatively unchanged at $2.9 million at December 31, 2013 compared to $3.0 million at December 31, 2012.

Liquidity

Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or of borrowers needing to access funds to meet their credit needs. In order to manage liquidity risk our Board of Directors has delegated authority to the ALCO for formulation, implementation and oversight of liquidity risk management for S&T and S&T Bank. ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. ALCO monitors and manages liquidity through various ratios, reviewing cash flow projections, performing short-term and long-term stress tests and by having a detailed contingency funding plan. ALCO policy guidelines are in place that define graduated risk tolerances. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.

Our primary funding and liquidity source is a stable deposit base. We believe S&T Bank has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the Deposits Section of this Part II, Item 7, MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. These funding sources include borrowing availability at the FHLB, Federal Funds lines with other financial institutions and access to the brokered certificates of deposit market including CDARs.

An important component of S&T’s ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. At December 31, 2013 we had $314.4 million in highly liquid assets, which consisted of $53.3 million in interest–bearing deposits with banks, $259.0 million in unpledged securities and $2.1 million loans held for sale. The highly liquid assets to total assets resulted in an asset liquidity ratio of 7.0 percent on December 31, 2013. Also, at December 31, 2013, we had a remaining borrowing availability of $1.4 billion with the FHLB of Pittsburgh. In addition, we have access to $60.0 million in Federal Funds lines with other financial institutions. Refer to Part II, Item 8, Notes 15 and 16 Short-term and Long-term borrowings, and the Borrowings section of this Part II, Item 7, MD&A, for more details on FHLB borrowings. We are considered well capitalized bank according to regulatory guidance, therefore access to brokered CDs are not restricted.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution’s earnings or capital. For most financial institutions, including S&T, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and shareholder value. However, excessive interest rate risk can threaten a bank’s earnings, capital, liquidity and solvency. Our sensitivity to changes in interest rate movements is continually monitored by ALCO. ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analysis and simulations in order to mitigate earnings and market value fluctuations due to changes in interest rates.

Rate shock analyses results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 months of pretax net interest income. The base case and rate shock analyses are performed on a static balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and also include management assumptions regarding the level of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of fixed rate loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over a 12 month horizon using rate shocks of +/- 300 basis points. Policy guidelines define the percent change in pretax net interest income by graduated risk tolerance levels of minimal, moderate and high. We have temporarily suspended the -200 and -300 basis point rate shock analyses. Due to the low interest rate environment we believe the impact to net interest income when evaluating the -200 and -300 basis point rate shock scenarios does not provide meaningful insight into our interest rate risk position.

In order to monitor interest rate risk beyond the 12 month time horizon of rate shocks, we also perform EVE analysis. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE rate change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analyses, EVE incorporates management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and core deposit behavior and value. S&T policy guidelines limit the change in EVE given changes in rates of +/- 300 basis points. Policy guidelines define the percent change in EVE by graduated risk tolerance levels of minimal, moderate and high. We have also temporarily suspended the EVE -200 and -300 basis point scenarios due to the low interest rate environment.

The table below reflects the rate shock analyses and EVE results. Both are in the minimal risk tolerance level.

	December 31, 2013		December 31, 2012
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+300	7.6	(6.1)	8.2	23.2
+200	5.3	(2.1)	5.0	16.8
+100	2.3	0.0	2.0	9.1
-100	(3.4)	(10.8)	(2.4)	(9.7)

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — continued

The results from the rate shock analyses are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive balance sheet will differ depending upon the change in market interest rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in net interest income and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in net interest income and operating income. As measured by rate shock analyses, there was not a material change in our asset sensitive balance sheet position when comparing December 31, 2013 and December 31, 2012.

When comparing the EVE results for December 31, 2013 and December 31, 2012 the percent change to EVE has decreased significantly. The decrease in EVE results in the +300, +200, and +100 basis point scenarios is mainly due to a change in the assumptions related to core deposit behavior and an increase in long term rates. Our core deposit behavior study was updated as of December 31, 2013 and served as the basis for updating the assumptions used in EVE analysis. The study showed we experienced an increase in the average size of core deposit account balances between 2008 and 2013, as a result of the low interest rate environment and market uncertainty. This increase is commonly referred to as surge balances. When rates rise, these surge balances are more likely to exit core deposit products and seek higher yielding products. The prior core deposit behavior study did not consider the impact of surge balances during a rising rate environment. Overall, the change in core deposit behavior assumptions negatively impacted the +300, +200, and +100 basis point December 31, 2013 EVE results compared to December 31, 2012 by (18.1), (11.0), and (4.9).

In addition to rate shocks and EVE, simulations are performed periodically to assess the sensitivity of assumptions on pretax net interest income. Simulation analyses most often test for sensitivity to yield curve shape and slope changes, severe rate shocks, changes in prepayment assumptions and significant balance mix changes. Simulations indicate that an increase in rates, particularly if the yield curve steepens, will most likely result in an improvement in pretax net interest income. Some of the benefit reflected in our scenarios may be offset by a change in the competitive environment and a change in product preference by our customers.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

S&T Bancorp, Inc. and Subsidiaries

	December 31,
(dollars in thousands, except share and per share data)	2013	2012

ASSETS
Cash and due from banks, including interest-bearing deposits of $53,594 and $257,116 at December 31, 2013 and 2012	$108,356	$337,711
Securities available-for-sale, at fair value	509,425	452,266
Loans held for sale	2,136	22,499
Portfolio loans, net of unearned income	3,566,199	3,346,622
Allowance for loan losses	(46,255)	(46,484)
Portfolio loans, net	3,519,944	3,300,138
Bank owned life insurance	60,480	58,619
Premises and equipment, net	36,615	38,676
Federal Home Loan Bank and other restricted stock, at cost	13,629	15,315
Goodwill	175,820	175,733
Other intangible assets, net	3,759	5,350
Other assets	103,026	120,395
Total Assets	$4,533,190	$4,526,702

LIABILITIES
Deposits:
Noninterest-bearing demand	$992,779	$960,980
Interest-bearing demand	312,790	316,760
Money market	281,403	361,233
Savings	994,805	965,571
Certificates of deposit	1,090,531	1,033,884
Total Deposits	3,672,308	3,638,428

Securities sold under repurchase agreements	33,847	62,582
Short-term borrowings	140,000	75,000
Long-term borrowings	21,810	34,101
Junior subordinated debt securities	45,619	90,619
Other liabilities	48,300	88,550
Total Liabilities	3,961,884	3,989,280

SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—31,197,365 shares at December 31, 2013 and 2012 Outstanding—29,737,725 shares at December 31, 2013 and 29,732,209 shares at December 31, 2012	77,993	77,993
Additional paid-in capital	78,140	77,458
Retained earnings	468,158	436,039
Accumulated other comprehensive income (loss)	(12,694)	(13,582)
Treasury stock (1,459,640 shares at December 31, 2013 and 1,465,156 shares at December 31, 2012, at cost)	(40,291)	(40,486)
Total Shareholders’ Equity	571,306	537,422
Total Liabilities and Shareholders’ Equity	$4,533,190	$4,526,702

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF NET INCOME

S&T Bancorp, Inc. and Subsidiaries

	Years Ended December 31,
(dollars in thousands, except per share data)	2013	2012	2011

INTEREST INCOME
Loans, including fees	$142,492	$145,181	$154,121
Investment Securities:
Taxable	7,478	7,544	8,169
Tax-exempt	3,401	3,121	2,347
Dividends	385	405	442
Total Interest Income	153,756	156,251	165,079

INTEREST EXPENSE
Deposits	11,406	16,796	22,952
Borrowings and junior subordinated debt securities	3,157	4,228	4,781
Total Interest Expense	14,563	21,024	27,733

NET INTEREST INCOME	139,193	135,227	137,346
Provision for loan losses	8,311	22,815	15,609
Net Interest Income After Provision for Loan Losses	130,882	112,412	121,737

NONINTEREST INCOME
Securities gains (losses), net	5	3,016	(124)
Debit and credit card fees	10,931	11,134	10,889
Wealth management fees	10,696	9,808	8,180
Service charges on deposit accounts	10,488	9,992	9,978
Insurance fees	6,248	6,131	6,230
Gain on sale of merchant card servicing business	3,093	—	—
Mortgage banking	2,123	2,878	1,199
Other	7,943	8,953	7,705
Total Noninterest Income	51,527	51,912	44,057

NONINTEREST EXPENSE
Salaries and employee benefits	60,902	60,256	51,078
Data processing	9,021	9,620	6,853
Net occupancy	8,023	7,605	6,943
Furniture and equipment	4,883	5,262	4,941
Professional services and legal	4,186	5,659	5,437
Other taxes	3,743	3,200	3,381
Marketing	2,929	3,302	3,019
FDIC insurance	2,772	2,926	3,570
Other	20,933	25,033	18,686
Total Noninterest Expense	117,392	122,863	103,908
Income Before Taxes	65,017	41,461	61,886
Provision for income taxes	14,478	7,261	14,622
Net Income	50,539	34,200	47,264
Preferred stock dividends and discount amortization	—	—	7,611
Net Income Available to Common Shareholders	$50,539	$34,200	$39,653

Earnings per common share—basic	$1.70	$1.18	$1.41
Earnings per common share—diluted	1.70	1.18	1.41
Dividends declared per common share	0.61	0.60	0.60

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

S&T Bancorp, Inc. and Subsidiaries

	Years Ended December 31,
(dollars in thousands)	2013	2012	2011

Net Income	$50,539	$34,200	$47,264

Other Comprehensive Income (Loss), Before Tax:
Net change in unrealized (losses) gains on securities available-for-sale	(16,928)	4,097	6,702
Net available-for-sale securities (gains) losses reclassified into earnings	(5)	(3,016)	124
Adjustment to funded status of employee benefit plans	18,299	(271)	(18,787)
Other Comprehensive Income (Loss), Before Tax	1,366	810	(11,961)
Income tax (expense) benefit related to items of other comprehensive income	(478)	(284)	4,187
Other Comprehensive Income (Loss), After Tax	888	526	(7,774)
Comprehensive Income	$51,427	$34,726	$39,490

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

S&T Bancorp, Inc. and Subsidiaries

(in thousands, except share and per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2010	$106,137	$74,285	$51,570	$401,734	$(6,334)	$(48,727)	$578,665
Net income for 2011				47,264			47,264
Other comprehensive income (loss), net of tax					(7,774)		(7,774)
Redemption of preferred stock	(108,676)						(108,676)
Preferred stock dividends and discount amortization	2,539			(7,611)			(5,072)
Cash dividends declared ($0.60 per share)				(16,830)			(16,830)
Treasury stock issued (182,507 shares, net)				(3,089)		4,971	1,882
Recognition of restricted stock compensation expense			1,133				1,133
Tax expense from stock-based compensation			(66)				(66)
Balance at December 31, 2011	$—	$74,285	$52,637	$421,468	$(14,108)	$(43,756)	$490,526
Net income for 2012				34,200			34,200
Other comprehensive income (loss), net of tax					526		526
Cash dividends declared ($0.60 per share)				(17,357)			(17,357)
Common stock issued in acquisition (1,483,327 shares)		3,708	23,902				27,610
Treasury stock issued (117,633 shares, net)				(2,272)		3,270	998
Recognition of restricted stock compensation expense			949				949
Tax expense from stock-based compensation			(30)				(30)
Balance at December 31, 2012	$—	$77,993	$77,458	$436,039	$(13,582)	$(40,486)	$537,422
Net income for 2013				50,539			50,539
Other comprehensive income (loss), net of tax					888		888
Cash dividends declared ($0.61 per share)				(18,137)			(18,137)
Treasury stock issued (5,516 shares, net)				(283)		195	(88)
Recognition of restricted stock compensation expense			586				586
Tax benefit from stock-based compensation			96				96
Balance at December 31, 2013	$—	$77,993	$78,140	$468,158	$(12,694)	$(40,291)	$571,306

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

S&T Bancorp, Inc. and Subsidiaries

	Years Ended December 31,
(dollars in thousands)	2013	2012	2011

OPERATING ACTIVITIES
Net Income	$50,539	$34,200	$47,264
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,311	22,815	15,609
Provision for unfunded loan commitments	(60)	1,811	(1,474)
Depreciation and amortization	5,333	7,000	6,323
Net amortization of discounts and premiums	3,826	2,280	1,191
Stock-based compensation expense	687	913	960
Securities (gains) losses, net	(5)	(3,016)	124
Net gain on sale of merchant card servicing business	(3,093)	—	—
Tax (benefit) expense from stock-based compensation	(96)	30	66
Mortgage loans originated for sale	(66,695)	(104,924)	(68,261)
Proceeds from the sale of loans	87,932	86,886	74,780
Deferred income taxes	(2,358)	1,038	2,448
Gain on the sale of loans, net	(874)	(1,612)	(875)
Net (increase) decrease in interest receivable	(130)	973	589
Net decrease in interest payable	(2,005)	(1,376)	(443)
Net decrease (increase) in other assets	25,681	18,815	4,132
Net (decrease) increase in other liabilities	(20,917)	18,057	(8,531)
Net Cash Provided by Operating Activities	86,076	83,890	73,902

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(144,752)	(166,786)	(135,447)
Proceeds from maturities, prepayments and calls of securities available-for-sale	66,744	87,604	71,318
Proceeds from sales of securities available-for-sale	94	66,575	70
Net proceeds from the redemption of Federal Home Loan Bank stock	1,685	5,700	4,149
Net (increase) decrease in loans	(241,172)	(21,892)	185,182
Proceeds from the sale of loans not originated for resale	5,158	3,874	8,595
Purchases of premises and equipment	(2,833)	(2,179)	(2,531)
Proceeds from the sale of premises and equipment	643	142	404
Net cash acquired from bank acquisitions	—	18,639	—
Proceeds from the sale of merchant card servicing business	4,750	—	—
Net Cash (Used in) Provided by Investing Activities	(309,683)	(8,323)	131,740

FINANCING ACTIVITIES
Net (decrease) increase in core deposits	(22,767)	207,653	105,776
Net increase (decrease) in certificates of deposit	56,174	(217,311)	(87,553)
Net (decrease) increase in securities sold under repurchase agreements	(28,735)	28,442	(10,283)
Net increase (decrease) in short-term borrowings	65,000	—	75,000
Proceeds from long-term borrowings	—	4,311	4,192
Repayments of long-term borrowings	(12,291)	(15,088)	(1,682)
Repayment of junior subordinated debt	(45,000)	—	—
Redemption of preferred stock	—	—	(108,676)
Purchase of treasury shares	(88)	(49)	(64)
Sale of treasury shares	—	1,047	1,946
Preferred stock dividends	—	—	(5,072)
Cash dividends paid to common shareholders	(18,137)	(17,357)	(16,830)
Tax benefit (expense) from stock-based compensation	96	(30)	(66)
Net Cash Used in Financing Activities	(5,748)	(8,382)	(43,312)
Net (decrease) increase in cash and cash equivalents	(229,355)	67,185	162,330
Cash and cash equivalents at beginning of year	337,711	270,526	108,196
Cash and Cash Equivalents at End of Year	$108,356	$337,711	$270,526
Supplemental Disclosures
Interest paid	$16,568	$22,329	$27,733
Income taxes paid, net of refunds	13,130	4,063	15,100
Loans transferred to held for sale	5,158	19,255	8,753
Net assets (liabilities) from acquisitions, excluding cash and cash equivalents	—	(683)	—
Transfers to other real estate owned and other repossessed assets	1,238	1,915	8,472

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

Accounting Policies

Our financial statements have been prepared in accordance with U. S. generally accepted accounting principles, or GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods then ended. Actual results could differ from those estimates. Our significant accounting policies are described below.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of S&T and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments of 20 percent to 50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting.

Reclassification

Certain amounts in prior years’ financial statements and footnotes have been reclassified to conform to the current year’s presentation. The reclassifications had no significant effect on our results of operations or financial condition.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

Recurring Basis

Securities Available-for-Sale

Securities available-for-sale include both debt and equity securities. We obtain fair values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. We validate prices received from our pricing service through comparison to a secondary pricing service and broker quotes. We review the methodologies of the pricing service which provides us with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of our securities. The market evaluation sources for debt securities include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models, and vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

Derivative Financial Instruments

We use derivative instruments including interest rate swaps for commercial loans with our customers, interest rate lock commitments and the sale of mortgage loans in the secondary market. We calculate the fair value for derivatives using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity and uses observable market based inputs, such as interest rate curves and implied volatilities. Accordingly, derivatives are classified as Level 2. We incorporate credit valuation adjustments into the valuation models to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in calculating fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements and collateral postings.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

Impaired Loans

Impaired loans are carried at the lower of carrying value or fair value. Fair value is determined as the recorded investment balance less any specific reserve. We establish a specific reserve based on the following three impairment methods: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate, 2) the loan’s observable market price or 3) the fair value of the collateral less estimated selling costs when the loan is collateral dependent and we expect to liquidate the collateral. However, if repayment is expected to come from the operation of the collateral, rather than liquidation, then we do not consider estimated selling costs in determining the fair value of the collateral. Collateral values are generally based upon appraisals by approved, independent state certified appraisers. Appraised values may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or our knowledge of the borrower and the borrower’s business. Impaired loans carried at fair value are classified as Level 3.

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

Mortgage Servicing Rights

The fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. The valuation model includes significant unobservable inputs; therefore, MSRs are classified as Level 3.

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

Loans

The fair value of variable rate performing loans is based on carrying values adjusted for credit risk. The fair value of fixed rate performing loans is estimated using a discounted cash flow analysis that utilizes interest rates currently being offered for similar loans and adjusted for credit risk. The fair value of nonperforming loans is based on their carrying values less any specific reserve. The carrying amount of accrued interest approximates fair value.

Bank Owned Life Insurance

Fair value approximates net cash surrender value of bank owned life insurance, or BOLI.

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

Short-Term Borrowings

The carrying amounts of securities sold under repurchase agreements and other short-term borrowings approximate their fair values.

Long-Term Borrowings

The fair values disclosed for fixed rate long-term borrowings are determined by discounting their contractual cash flows using current interest rates for long-term borrowings of similar remaining maturities. The carrying amounts of variable rate long-term borrowings approximate their fair values.

Junior Subordinated Debt Securities

The variable rate junior subordinated debt securities reprice quarterly; therefore, the fair values approximate the carrying values.

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

Securities

We determine the appropriate classification of securities at the time of purchase. All securities, including both debt and equity securities, are classified as available-for-sale. These are securities that we intend to hold for an indefinite period of time, but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary, reported as a component of other comprehensive income (loss), net of tax. Realized gains and losses on the sale of available-for-sale securities and other-than-temporary impairment, or OTTI, charges are recorded within noninterest income in the Consolidated Statements of Net Income. Realized gains and losses on the sale of securities are determined using the specific-identification method. Bond premiums are amortized to the call date and bond discounts are accreted to the maturity date, both on a level yield basis.

An investment security is considered impaired if its fair value is less than its cost or amortized cost basis. We perform a quarterly review of our securities to identify those that may indicate an OTTI. Our policy for OTTI within the marketable equity securities portfolio generally requires an impairment charge when the security is in a loss position for 12 consecutive months, unless facts and circumstances would suggest the need for an OTTI prior to that time. Our policy for OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the best estimate of the impairment charge representing credit losses, the likelihood of the security’s ability to recover any decline in its estimated fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the investment security prior to the security’s recovery. If the impairment is considered other-than-temporary based on management’s review, the impairment must be separated into credit and non-credit components. The credit component is recognized in the Consolidated Statements of Net Income and the non-credit component is recognized in other comprehensive income (loss), net of applicable taxes.

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

Loans

Loans are reported at the principal amount outstanding net of unearned income, unamortized premiums or discounts and deferred origination fees and costs. We defer certain nonrefundable loan origination and commitment fees. Accretion of discounts and amortization of premiums on loans are included in interest income in the Consolidated Statements of Net Income. Loan origination fees and

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

direct loan origination costs are deferred and amortized as an adjustment of loan yield over the respective lives of the loans without consideration of anticipated prepayments. If a loan is paid off, the remaining unaccreted or unamortized net origination fees and costs are immediately recognized into income or expense. Interest is accrued and interest income is recognized on loans as earned.

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

Nonaccrual or Nonperforming Loans

We stop accruing interest on a loan (nonaccrual loan) when the borrower’s payment is 90 days past due. Loans are also placed on nonaccrual status when payment is not past due, but we have doubt about the borrower’s ability to comply with contractual repayment terms. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is recognized on nonaccrual loans on a cash basis if recovery of the remaining principal is reasonably assured. As a general rule, a nonaccrual loan may be restored to accrual status when its principal and interest is paid current and the bank expects repayment of the remaining contractual principal and interest, or when the loan otherwise becomes well secured and in the process of collection.

Troubled Debt Restructurings

Troubled Debt Restructurings, or TDRs, are loans where we, for economic or legal reasons related to a borrower’s financial difficulty, grant a concession to the borrower that we would not otherwise grant. We strive to identify borrowers in financial difficulty early and work with them to modify the terms before their loan reaches nonaccrual status. These modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates or principal deferment. While unusual, there may be instances of principal forgiveness. These modifications are generally for longer term periods that would not be considered insignificant. Additionally, we classify loans where the debt obligation has been discharged through a Chapter 7 Bankruptcy and not reaffirmed as TDRs.

We individually evaluate all substandard commercial loans that experienced a forbearance or change in terms agreement, as well as all substandard consumer and residential mortgage loans that entered into an agreement to modify their existing loan to determine if they should be designated as TDRs.

All TDRs will be reported as impaired loans for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement. Further, all impaired loans are reported as nonaccrual loans unless the loan is a TDR that has met the requirements to be returned to accruing status. TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

Allowance for Loan Losses

The ALL reflects our estimates of probable losses inherent in the loan portfolio at the balance sheet date. The methodology for determining the ALL has two main components: evaluation and impairment tests of individual loans and evaluation and impairment tests of certain groups of homogeneous loans with similar risk characteristics.

A loan is considered impaired when it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. We individually evaluate all substandard and nonaccrual commercial loans greater than $0.5 million for impairment. All TDRs will be reported as an impaired loan for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement. For all TDRs, regardless of size, as well as all other impaired loans, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate. Specific reserves are established based upon the following three impairment methods: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate, 2) the loan’s observable market price or 3) the estimated fair value of the collateral if the loan is collateral dependent. Our impairment evaluations consist primarily of the fair value of collateral method because most loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the impaired loan is less than the recorded investment in the loan balance.

The ALL for homogeneous loans is calculated using a systematic methodology with both a quantitative and a qualitative analysis that is applied on a quarterly basis. The ALL model is comprised of five distinct portfolio segments: 1) Commercial Real Estate, or CRE, 2) Commercial and Industrial, or C&I, 3) Commercial Construction, 4) Consumer Real Estate and 5) Other Consumer. Each segment has a distinct set of risk characteristics monitored by management. We further assess and monitor risk and performance at a more disaggregated level which includes our internal risk rating system for the commercial segments and type of collateral, lien position and loan-to-value, or LTV, for the consumer segments.

We first apply historical loss rates to pools of loans with similar risk characteristics. Loss rates are calculated by historical charge-offs that have occurred within each pool of loans over the loss emergence period, or LEP. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is confirmed. In general, the LEP will be shorter in an economic slowdown or recession and longer during times of economic stability or growth, as customers are better able to delay loss confirmation after a potential loss event has occurred.

Due to the recent improvement in economic conditions, we completed an internal study utilizing our loan charge-off history to recalibrate the LEPs of the commercial portfolio segments. Consistent with the improved economic conditions, the LEPs have lengthened, and as a result, we lengthened our LEP assumption for each of the commercial portfolio segments. We estimate the loss emergence period to be three and a half years for CRE, two and a half years for C&I and two years for Commercial Construction. We believe that the consumer portfolio segment LEPs have also lengthened as they are influenced by the same improvement in economic conditions that impacted the commercial portfolio segments. We therefore also lengthened the LEP assumption for the consumer portfolio to one and a half years. We use a two to five year look back period to calculate the historic loss rates depending on the portfolio segment.

The changes made to the ALL assumptions were applied prospectively and did not result in a material change to the total ALL. Lengthening the LEP does increase the historical loss rates and therefore the quantitative component of the ALL. We believe this makes the quantitative component

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

of the ALL more reflective of inherent losses that exist within the loan portfolio, which resulted in a decrease in the qualitative component of the ALL. The changes to the LEPs also improved our insight into the inherent risk of the individual commercial portfolio segments. As the economic conditions have improved, our data indicates that the CRE segment has less inherent loss and that the C&I segment contains greater inherent loss. The ALL at December 31, 2013 reflects these changes within the CRE and C&I portfolio segments.

Qualitative adjustments are aggregated into five categories, including process, economic conditions, loan portfolio, asset quality and other external factors.

Within the five aforementioned categories, the following qualitative factors are considered:

1)	Changes in our lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices not considered elsewhere in estimating credit losses;
2)	Changes in national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;
3)	Changes in the nature and volume of our loan portfolio and terms of loans;
4)	Changes in the experience, ability and depth of our lending management and staff;
5)	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
6)	Changes in the quality of our loan review system;
7)	Changes in the value of the underlying collateral for collateral-dependent loans;
8)	The existence and effect of any concentrations of credit and changes in the level of such concentrations; and
9)	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our current loan portfolio.

Bank Owned Life Insurance

We have purchased life insurance policies on certain executive officers and employees. We receive the cash surrender value of each policy upon its termination or benefits are payable upon the death of the insured. Changes in net cash surrender value are recognized in noninterest income or expense in the Consolidated Statements of Net Income.

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred, while improvements that extend an asset’s useful life are capitalized and depreciated over the estimated remaining life of the asset. Depreciation expense is computed by the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the particular assets. Management reviews long-lived assets using events and circumstances to determine if and when an asset is evaluated for recoverability.

The estimated useful lives for the various asset categories are as follows:

1) Land and Land Improvements	Non-depreciating asset
2) Buildings	25 Years
3) Furniture and Fixtures	5 Years
4) Computer Equipment and Software	5 Years or term of license
5) Other Equipment	5 Years
6) Vehicles	5 Years

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

7) Leasehold Improvements	Lesser of estimated useful life of the asset (generally 15 years unless established otherwise) or the remaining term of the lease, including renewal options in the lease that are reasonably assured of exercise

Restricted Investment in Bank Stock

Federal Home Loan Bank, or FHLB, stock is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon on the members asset value, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the low-cost products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. Both cash and stock dividends are reported as income in taxable investment securities in the Consolidated Statements of Net Income. FHLB stock is evaluated for OTTI on a quarterly basis.

Atlantic Community Bankers’ Bank, or ACBB, stock is carried at cost and evaluated for impairment based on the ultimate recoverability of the carrying value. We do not currently use their membership products and services. We acquired ACBB stock through various mergers of banks that were ACBB members. ACBB stock is evaluated for OTTI on a quarterly basis.

Goodwill and Other Intangible Assets

We have three reporting units: Community Banking, Insurance and Wealth Management. At December 31, 2013, we had goodwill of $175.8 million, including $171.6 million in Community Banking, representing 98 percent of total goodwill and $4.2 million in Insurance, representing two percent of total goodwill. The carrying value of goodwill is tested annually for impairment each October 1 or more frequently if it is determined that we should do so. We first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment considers such factors as macroeconomic conditions, market conditions specifically related to the banking industry, our overall financial performance and various other factors. If we determine that it is more likely than not that the fair value is less than the carrying amount, we proceed to test for impairment. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

Variable Interest Entities

Variable interest entities, or VIEs, are legal entities that generally either do not have equity investors with voting rights or that have equity investors that do not provide sufficient financial resources for the entity to support its activities. When an enterprise has both the power to direct the economic activities of the VIE and the obligation to absorb losses of the VIE or the right to receive benefits of the VIE, the entity has a controlling financial interest in the VIE. A VIE often holds financial assets, including loans or receivables, or other property. The company with a controlling financial interest, the primary beneficiary, is required to consolidate the VIE into its Consolidated Balance Sheets. S&T has one wholly-owned trust subsidiary, STBA Capital Trust I, or the Trust, for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. At its inception in 2008, the Trust issued floating rate trust preferred securities to the Trustee, another financial institution, and used the proceeds from the sale to invest in junior subordinated debt, which is the sole asset of the Trust. The Trust pays dividends on the trust preferred securities at the same rate as the interest we pay on our junior subordinated debt held by the Trust. Because the third-party investors are the primary beneficiaries, the Trust qualifies as a VIE. Accordingly, the Trust and its net assets are not included in our Consolidated Financial Statements. However, the junior subordinated debt issued by S&T is included in our Consolidated Balance Sheets.

Joint Ventures

We have made investments directly in Low Income Housing Tax Credit, or LIHTC, partnerships formed with third parties. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. These investments are amortized over a maximum of 10 years, which represents the period that the tax credits will be utilized. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly impact the economic performance of the partnership and have both the obligation to absorb expected losses and the right to receive benefits.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

which are used to determine prepayment rates, are held constant over the estimated life of the portfolio. MSRs are reported in other assets in the Consolidated Balance Sheets and are amortized into noninterest income in the Consolidated Statements of Net Income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.

MSRs are regularly evaluated for impairment based on the estimated fair value of those rights. The MSRs are stratified by certain risk characteristics, primarily loan term and note rate. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the estimated fair value. If it is later determined that all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced.

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

Derivative Financial Instruments

Interest Rate Swaps

In accordance with applicable accounting guidance for derivatives and hedging, all derivatives are recognized as either assets or liabilities on the balance sheet at fair value. Interest rate swaps are contracts in which a series of interest rate flows (fixed and variable) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged. These derivative positions relate to transactions in which we enter into an interest rate swap with a commercial customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, we agree to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a same notional amount at a fixed rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customer to effectively convert a variable rate loan to a fixed rate loan with us receiving a variable rate. These agreements could have floors or caps on the contracted interest rates.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

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

Revenue Recognition

We recognize revenues as they are earned based on contractual terms or as services are provided when collectability is reasonably assured. Our principal source of revenue is interest income, which is recognized on an accrual basis. Interest and dividend income, loan fees, trust fees, fees and charges on deposit accounts, insurance commissions and other ancillary income related to our deposits and lending activities are accrued as earned.

Wealth Management Fees

Assets held in a fiduciary capacity by the subsidiary bank, S&T Bank, are not our assets and are therefore not included in our Consolidated Financial Statements. Wealth management fee income is reported in the Consolidated Statements of Net Income on an accrual basis.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

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

Pensions

The expense for S&T Bank’s qualified and nonqualified defined benefit pension plans is actuarially determined using the projected unit credit actuarial cost method. It requires us to make economic assumptions regarding future interest rates and asset returns as well as various demographic assumptions. We estimate the discount rate used to measure benefit obligations by applying the projected cash flow for future benefit payments to a yield curve of high-quality corporate bonds available in the marketplace and by employing a model that matches bonds to our pension cash flows. The expected return on plan assets is an estimate of the long-term rate of return on plan assets, which is determined based on the current asset mix and estimates of return by asset class. We recognize in the Consolidated Balance Sheets an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. Gains or losses related to changes in benefit obligations or plan assets resulting from experience different from that assumed are recognized as other comprehensive income (loss) in the period in which they occur. To the extent that such gains or losses exceed ten percent of the greater of the projected benefit obligation or plan assets, they are recognized as a component of pension costs over the future service periods of active plan participants. The funding policy for the qualified plan is to contribute an amount each year that is at least equal to the minimum required contribution as determined under the Pension Protection Act of 2006 and a new federal law named Moving Ahead for Progress in the 21st Century Act, but not more than the maximum amount permissible for taxable plan sponsors. Our nonqualified plans are unfunded.

Marketing Costs

We expense all marketing-related costs, including advertising costs, as incurred.

Income Taxes

We estimate income tax expense based on amounts expected to be owed to the tax jurisdictions where we conduct business. On a quarterly basis, management assesses the reasonableness of our effective tax rate based upon our current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year. We classify interest and penalties as an element of tax expense.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

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

Recently Adopted Accounting Standards Updates, or ASU

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. ASU 2013-02 requires reporting the effect of significant reclassifications out of accumulated other comprehensive income by component on the respective line items in the income statement parenthetically or in the notes to the financial statements if the amounts being reclassified are required under GAAP to be reclassified in their entirety to net income. This ASU is effective for public companies prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012 and early adoption is permitted. We have elected the option of reporting in the notes to the financial statements. The adoption of ASU 2013-02 impacted only our disclosures and did not have an impact on our results of operations or financial position.

Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities in order to clarify the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, issued in December 2011. ASU 2011-11 required entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU was issued to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under International Financial Reporting Standards, or IFRS. ASU 2013-01 clarified that ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale of repurchase agreements and securities borrowing and securities lending arrangements, but does not apply to standard commercial contracts that permit

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

either party to net in the event of default under the applicable contract or to broker-dealer unsettled regular-way trades. Both ASUs are effective for public companies retrospectively for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2013-01 and ASU 2011-11 impacted only our disclosures and did not have an impact on our results of operations or financial position.

Recently Issued Accounting Standards Updates not yet Adopted

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure. Interim and annual disclosure is required of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The new standard is effective using either the modified retrospective transition method or a prospective transition method for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption is permitted. We do not expect that this ASU will have a material impact on our results of operations or financial position.

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The ASU permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The proportional amortization method permits the amortization of the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption is permitted. We do not expect that this ASU will have a material impact on our results of operations or financial position.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Tax Credit Carry forward Exists

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Tax Credit Carry forward Exists. The ASU requires that entities should present an unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss, or NOL, or similar tax loss or tax credit carry forward rather than as a liability when the uncertain tax position would reduce the NOL or other carry forward under the tax law. No new disclosures will be necessary. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU has no impact on our results of operations or financial position.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. The adoption of this ASU has no impact on our results of operations or financial position.

NOTE 2. BUSINESS COMBINATIONS

During 2012, we completed two acquisitions, Mainline and Gateway. Goodwill was calculated as the excess of the consideration exchanged over the net identifiable assets acquired from each acquisition and will not be deductible for tax purposes. Goodwill from both acquisitions was assigned to our Community Banking segment.

On March 9, 2012, we acquired 100 percent of the voting shares of Mainline, located in Ebensburg, Pennsylvania, which was the holding company and sole shareholder of Mainline National Bank. The acquisition expanded our market share and footprint throughout Cambria and Blair Counties of Western Pennsylvania. Mainline shareholders were entitled to elect to receive for each share of Mainline common stock either $69.00 in cash or 3.6316 shares of S&T common stock. We also purchased Mainline’s preferred stock issued under the U.S. Treasury Capital Purchase Program, or CPP, for $4.7 million on March 9, 2012. The preferred stock was purchased and retired as part of the merger transaction. Purchase accounting guidance allows for a reasonable period of time following an acquisition for the acquirer to obtain the information necessary to complete the accounting for a business combination. This period, known as the measurement period, shall not exceed one year from the acquisition date. The measurement period for the Mainline acquisition ended on March 9, 2013. As of December 31, 2012, other liabilities assumed in the Mainline acquisition were $2.1 million, following the recording of a contingent liability of $0.5 million discovered during the measurement period that related to an IRS proposed penalty for tax year 2010 for Mainline. In July 2013, the IRS waived the $0.5 million proposed penalty which resulted in the reversal of this expense through our Consolidated Statement of Net Income since the measurement period was over and goodwill could no longer be adjusted. Cash paid to former Mainline shareholders was $8.2 million and the fair value of common shares issued was $14.8 million.

On August 13, 2012, we acquired 100 percent of the voting shares of Gateway, located in McMurray, Pennsylvania. The acquisition expanded our market share and footprint into Washington and Butler counties in Pennsylvania. The measurement period for the Gateway acquisition ended on August 13, 2013. Gateway shareholders were entitled to receive $3.08 in cash and 0.4657 of a share of S&T common stock in exchange for one share of Gateway common stock. As of December 31, 2012, Gateway was operating as a separate wholly-owned subsidiary of S&T. On February 8, 2013, Gateway Bank was merged into S&T Bank, and their two branches became fully operational branches of S&T Bank. Cash paid to former Gateway shareholders was $5.2 million and the fair value of common shares issued was $13.3 million. We also settled outstanding equity awards for $1.0 million.

NOTE 2. BUSINESS COMBINATIONS — continued

The following table summarizes total consideration paid, assets acquired and liabilities assumed for both the Mainline and Gateway acquisitions:

(dollars in thousands)	Mainline	Gateway	Combined

Consideration Paid
Cash	$12,904	$6,238	$19,142
Common stock	14,786	13,284	28,070
Fair value of previously held equity interest	74	272	346
Fair Value of Total Consideration	$27,764	$19,794	$47,558

Fair Value of Assets Acquired
Cash and cash equivalents	$17,763	$20,018	$37,781
Securities and other investments	73,328	9,564	82,892
Loans	129,501	99,003	228,504
Premises and other equipment	2,280	495	2,775
Core deposit intangible	900	431	1,331
Other assets	12,438	2,665	15,103

Total Assets Acquired	$236,210	$132,176	$368,386
Fair Value of Liabilities Assumed
Deposits	205,989	105,400	311,389
Borrowings	6,997	9,777	16,774
Other liabilities	2,144	1,068	3,212
Total Liabilities Assumed	$215,130	$116,245	$331,375
Total Fair Value of Identifiable Net Assets	21,080	15,931	37,011
Goodwill	$6,684	$3,863	$10,547

Acquired loans were recorded at fair value with no carryover of the related ALL. Determining the fair value of the loans involved estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Loans acquired with evidence of credit quality deterioration were not significant. We acquired $231.9 million of gross loans and recognized a net combined yield and credit mark of $3.3 million.

Direct costs related to the acquisitions were expensed as incurred. As of December 31, 2012, we recognized a combined total of $6.0 million of merger related expense. For the Mainline acquisition, we recognized $4.5 million of merger related expense during 2012; including $1.8 million in change in control, severance and other employee costs, $2.0 million in data processing contract termination and conversion costs and $0.7 million in legal, professional and other expense. Minimal merger related expense pertaining to the Mainline acquisition was recognized in 2013. For the Gateway acquisition, we recognized $1.5 million of merger related expense; consisting primarily of legal, professional and other expense of $0.6 million, $0.6 million in change in control, severance and other employee costs and $0.3 million in data processing contract termination and conversion costs. During 2013, we recognized an additional $0.8 million in Gateway merger related expense, primarily due to the system conversion in February 2013.

NOTE 3. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of basic and diluted EPS:

	Years Ended December 31,
(dollars in thousands, except share and per share data)	2013	2012	2011

Numerator for Earnings per Common Share—Basic:
Net income	$50,539	$34,200	$47,264
Less: Preferred stock dividends and discount amortization	—	—	7,611
Less: Income allocated to participating shares	147	126	130
Net Income Allocated to Common Shareholders	$50,392	$34,074	$39,523

Numerator for Earnings per Common Share—Diluted:
Net income	$50,539	$34,200	$47,264
Less: Preferred stock dividends and discount amortization	—	—	7,611
Net Income Available to Common Shareholders	$50,539	$34,200	$39,653

Denominators:
Weighted Average Common Shares Outstanding—Basic	29,647,231	28,976,619	27,966,981
Add: Dilutive potential common shares	35,322	32,261	23,169
Denominator for Treasury Stock Method—Diluted	29,682,553	29,008,880	27,990,150

Weighted Average Common Shares Outstanding—Basic	29,647,231	28,976,619	27,966,981
Add: Average participating shares outstanding	86,490	107,274	92,212
Denominator for Two-Class Method—Diluted	29,733,721	29,083,893	28,059,193

Earnings per common share—basic	$1.70	$1.18	$1.41
Earnings per common share—diluted	$1.70	$1.18	$1.41
Warrants considered anti-dilutive excluded from dilutive potential common shares	517,012	517,012	517,012
Stock options considered anti-dilutive excluded from dilutive potential common shares	619,418	747,443	757,580
Restricted stock considered anti-dilutive excluded from dilutive potential common shares	51,169	75,012	69,043

NOTE 4. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2013 and 2012. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	December 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$—	$234,751	$—	$234,751
Collateralized mortgage obligations of U.S. government corporations and agencies	—	63,774	—	63,774
Residential mortgage-backed securities of U.S. government corporations and agencies	—	48,669	—	48,669
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	39,052	—	39,052
Obligations of states and political subdivisions	—	114,264	—	114,264
Marketable equity securities	202	8,713	—	8,915
Total securities available-for-sale	202	509,223	—	509,425
Trading securities held in a Rabbi Trust	2,864	—	—	2,864
Total securities	3,066	509,223	—	512,289
Derivative financial assets:
Interest rate swaps	—	13,698	—	13,698
Interest rate lock commitments	—	85	—	85
Forward sale contracts	—	34	—	34
Total Assets	$3,066	$523,040	$—	$526,106

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$13,647	$—	$13,647
Total Liabilities	$—	$13,647	$—	$13,647

NOTE 4. FAIR VALUE MEASUREMENTS — continued

	December 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$—	$212,066	$—	$212,066
Collateralized mortgage obligations of U.S. government corporations and agencies	—	57,896	—	57,896
Residential mortgage-backed securities of U.S. government corporations and agencies	—	50,623	—	50,623
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	10,158	—	10,158
Obligations of states and political subdivisions	—	112,767	—	112,767
Marketable equity securities	140	8,316	300	8,756
Total securities available-for-sale	140	451,826	300	452,266
Trading securities held in a Rabbi Trust	2,223	—	—	2,223
Total securities	2,363	451,826	300	454,489
Derivative financial assets:
Interest rate swaps	—	23,748	—	23,748
Interest rate lock commitments	—	467	—	467
Total Assets	$2,363	$476,041	$300	$478,704

LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$23,522	$—	$23,522
Forward sale contracts	—	48	—	48
Total Liabilities	$—	$23,570	$—	$23,570

We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market. The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine the fair value:

	Years Ended December 31,
(dollars in thousands)	2013	2012

Balance at beginning of year	$300	$462
Total gains included in other comprehensive income (loss)(1)	44	75
Net purchases, sales, issuances and settlements	—	(237)
Transfers out of Level 3	(344)	—
Balance at End of Year	$—	$300
(1)

Changes in estimated fair value of available-for-sale investments are recorded in accumulated other comprehensive income (loss) while gains and losses from sales are recorded in security gains (losses), net in the Consolidated Statements of Net Income.

In the second quarter of 2013, $0.3 million was transferred out of Level 3 into Level 2 as a result of a security becoming listed on a national securities exchange. There were no Level 3 liabilities measured at fair value on a recurring basis for any of the periods presented.

NOTE 4. FAIR VALUE MEASUREMENTS — continued

We may be required to measure certain assets and liabilities on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2013 and 2012. The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	December 31, 2013				December 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

ASSETS(1)
Loans held for sale	$—	$—	$1,516	$1,516	$—	$—	$—	$—
Impaired loans	—	—	19,197	19,197	—	—	44,059	44,059
Other real estate owned	—	—	317	317	—	—	585	585
Mortgage servicing rights	—	—	1,025	1,025	—	—	2,106	2,106
Total Assets	$—	$—	$22,055	$22,055	$—	$—	$46,750	$46,750
(1)	This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

The carrying values and fair values of our financial instruments at December 31, 2013 and 2012 are presented in the following tables:

		Fair Value Measurements at December 31, 2013
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3

ASSETS
Cash and due from banks, including interest-bearing deposits	$108,356	$108,356	$108,356	$—	$—
Securities available-for-sale	509,425	509,425	202	509,223	—
Loans held for sale	2,136	2,139	—	—	2,139
Portfolio loans, net of unearned income	3,566,199	3,538,072	—	—	3,538,072
Bank owned life insurance	60,480	60,480	—	60,480	—
FHLB and other restricted stock	13,629	13,629	—	—	13,629
Trading securities held in a Rabbi Trust	2,864	2,864	2,864	—	—
Mortgage servicing rights	2,919	3,143	—	—	3,143
Interest rate swaps	13,698	13,698	—	13,698	—
Interest rate lock commitments	85	85	—	85	—
Forward sale contracts	34	34	—	34	—

LIABILITIES
Deposits	$3,672,308	$3,673,624	$—	$—	$3,673,624
Securities sold under repurchase agreements	33,847	33,847	—	—	33,847
Short-term borrowings	140,000	140,000	—	—	140,000
Long-term borrowings	21,810	22,924	—	—	22,924
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	13,647	13,647	—	13,647	—
(1)	As reported in the Consolidated Balance Sheets

NOTE 4. FAIR VALUE MEASUREMENTS — continued

		Fair Value Measurements at December 31, 2012
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3

ASSETS
Cash and due from banks, including interest-bearing deposits	$337,711	$337,711	$337,711	$—	$—
Securities available-for-sale	452,266	452,266	140	451,826	300
Loans held for sale	22,499	22,601	—	—	22,601
Portfolio loans, net of unearned income	3,346,622	3,347,602	—	—	3,347,602
Bank owned life insurance	58,619	58,619	—	58,619	—
FHLB and other restricted stock	15,315	15,315	—	—	15,315
Trading securities held in a Rabbi Trust	2,223	2,223	2,223	—	—
Mortgage servicing rights	2,106	2,106	—	—	2,106
Interest rate swaps	23,748	23,748	—	23,748	—
Interest rate lock commitments	467	467	—	467	—

LIABILITIES
Deposits	$3,638,428	$3,643,683	$—	$—	$3,643,683
Securities sold under repurchase agreements	62,582	62,582	—	—	62,582
Short-term borrowings	75,000	75,000	—	—	75,000
Long-term borrowings	34,101	36,235	—	—	36,235
Junior subordinated debt securities	90,619	90,619	—	—	90,619
Interest rate swaps	23,522	23,522	—	23,522	—
Forward sale contracts	48	48	—	48	—
(1)	As reported in the Consolidated Balance Sheets

NOTE 5. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Board of Governors of the Federal Reserve System, or the Federal Reserve, imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the Federal Reserve. The required reserves averaged $39.7 million for the year ended 2013 and $36.6 million for the years ended 2012 and 2011.

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

NOTE 6. DIVIDEND AND LOAN RESTRICTIONS — continued

Federal law prohibits us from borrowing from S&T Bank unless such loans are collateralized by specific obligations. Further, such loans are limited to 10 percent of S&T Bank’s capital and additional paid-in capital. In April 2012, we closed a $5.0 million line of credit with S&T Bank that had been secured by investments of another subsidiary of S&T.

NOTE 7. SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	December 31, 2013				December 31, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. government corporations and agencies	$235,181	$2,151	$(2,581)	$234,751	$207,229	$4,890	$(53)	$212,066
Collateralized mortgage obligations of U.S. government corporations and agencies	63,776	601	(603)	63,774	56,085	1,811	—	57,896
Residential mortgage-backed securities of U.S. government corporations and agencies	47,934	1,420	(685)	48,669	47,279	3,344	—	50,623
Commercial mortgage-backed securities of U.S. government corporations and agencies	40,357	—	(1,305)	39,052	10,129	29	—	10,158
Obligations of states and political subdivisions	115,572	1,294	(2,602)	114,264	107,911	4,908	(52)	112,767
Debt Securities	502,820	5,466	(7,776)	500,510	428,633	14,982	(105)	443,510
Marketable equity securities	7,579	1,336	—	8,915	7,672	1,095	(11)	8,756
Total	$510,399	$6,802	$(7,776)	$509,425	$436,305	$16,077	$(116)	$452,266

NOTE 7. SECURITIES AVAILABLE-FOR-SALE — continued

The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2013	2012

Gross realized gains	$5	$3,027
Gross realized losses	—	11
Net Realized Gains	$5	$3,016

The following tables present the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	16	$126,017	$(2,581)	—	$—	$—	$126,017	$(2,581)
Collateralized mortgage obligations of U.S. government corporations and agencies	3	39,522	(603)	—	—	—	39,522	(603)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	22,822	(685)	—	—	—	22,822	(685)
Commercial mortgage-backed securities of U.S. government corporations and agencies	4	39,052	(1,305)	—	—	—	39,052	(1,305)
Obligations of states and political subdivisions	16	47,529	(1,739)	2	10,088	(863)	57,617	(2,602)
Debt Securities	41	274,942	(6,913)	2	10,088	(863)	285,030	(7,776)
Marketable equity securities	—	—	—	—	—	—	—	—
Total Temporarily Impaired Securities	41	$274,942	$(6,913)	2	$10,088	$(863)	$285,030	$(7,776)

NOTE 7. SECURITIES AVAILABLE-FOR-SALE — continued

	December 31, 2012
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government corporations and agencies	2	$11,370	$(53)	—	$—	$—	$11,370	$(53)
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	3	11,285	(52)	—	—	—	11,285	(52)
Debt Securities	5	22,655	(105)	—	—	—	22,655	(105)
Marketable equity securities	—	228	(11)	—	—	—	228	(11)
Total Temporarily Impaired Securities	5	$22,883	$(116)	—	$—	$—	$22,883	$(116)

We do not believe any individual unrealized loss as of December 31, 2013 represents an OTTI. As of December 31, 2013, the unrealized losses on 43 debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There were no unrealized losses on marketable equity securities. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

Net unrealized losses of $0.6 million and net unrealized gains of $10.4 million were included in accumulated other comprehensive income (loss), net of tax, at December 31, 2013 and 2012. Unrealized gains of $4.4 million and $10.5 million, net of tax, were netted against unrealized losses of $5.0 million and $0.1 million, net of tax, for these same periods. During 2013 reclassifications out of accumulated other comprehensive income (loss) into earnings were insignificant. During 2012, unrealized gains, net of tax, reclassified out of accumulated other comprehensive income (loss) into earnings were $2.0 million, while unrealized losses reclassified into earnings to record OTTI were minimal.

NOTE 7. SECURITIES AVAILABLE-FOR-SALE — continued

The amortized cost and fair value of securities available-for-sale at December 31, 2013 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$27,761	$27,905
Due after one year through five years	167,914	168,872
Due after five years through ten years	69,364	68,024
Due after ten years	85,714	84,214
	350,753	349,015
Collateralized mortgage obligations of U.S. government corporations and agencies	63,776	63,774
Residential mortgage-backed securities of U.S. government corporations and agencies	47,934	48,669
Commercial mortgage-backed securities of U.S. government corporations and agencies	40,357	39,052
Debt Securities	502,820	500,510
Marketable equity securities	7,579	8,915
Total	$510,399	$509,425

At December 31, 2013 and 2012, securities with carrying values of $243.2 million and $307.5 million were pledged for various regulatory and legal requirements.

NOTE 8. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $1.3 million and $0.2 million at December 31, 2013 and 2012. The following table indicates the composition of the loans as of the dates presented:

	December 31,
(dollars in thousands)	2013	2012

Commercial
Commercial real estate	$1,607,756	$1,452,133
Commercial and industrial	842,449	791,396
Commercial construction	143,675	168,143
Total Commercial Loans	2,593,880	2,411,672
Consumer
Residential mortgage	487,092	427,303
Home equity	414,195	431,335
Installment and other consumer	67,883	73,875
Consumer construction	3,149	2,437
Total Consumer Loans	972,319	934,950
Total Portfolio Loans	3,566,199	3,346,622
Loans held for sale	2,136	22,499
Total Loans	$3,568,335	$3,369,121

NOTE 8. LOANS AND LOANS HELD FOR SALE — continued

As of December 31, 2012 we had $19.3 million in loans held for sale that related to a participation loan for which we had not received funds from the participating banks.

We attempt to limit our exposure to credit risk by diversifying our loan portfolio and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by monitoring the relevant economic indicators and internal risk rating trends and through stress testing. Total commercial loans represented 73 percent of total portfolio loans at December 31, 2013 and 72 percent of total portfolio loans at December 31, 2012. Within our commercial portfolio, CRE and commercial construction portfolios combined comprise 68 percent of total commercial loans and 49 percent of total portfolio loans at December 31, 2013 and 67 percent of total commercial loans and 48 percent of total portfolio loans at December 31, 2012. Further segmentation of the CRE and commercial construction portfolios by industry and collateral type reveal no concentration in excess of nine percent of total loans at either December 31, 2013 or December 31, 2012. The majority of both commercial and consumer loans are made to businesses and individuals in Western Pennsylvania resulting in a geographic concentration. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Management believes underwriting guidelines, active monitoring of economic conditions and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio. Only the CRE and commercial construction portfolios combined have any significant out-of-state exposure with 23 percent of the combined portfolio and 11 percent of total loans being out-of-state loans at December 31, 2013 and 19 percent of the combined portfolio and nine percent of total loans being out-of-state loans at December 31, 2012. Our CRE and commercial construction portfolios combined out-of-state exposure, excluding the contiguous states of Ohio, West Virginia, New York and Maryland, was 7.9 percent of the combined portfolio and 3.9 percent of total loans at December 31, 2013 and 8.4 percent of the combined portfolio and 4.1 percent of total loans at December 31, 2012.

The following table summarizes the restructured loans as of the dates presented:

	December 31, 2013			December 31, 2012
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs

Commercial real estate	$19,711	$3,898	$23,609	$14,220	$9,584	$23,804
Commercial and industrial	7,521	1,884	9,405	8,270	939	9,209
Commercial construction	5,338	2,708	8,046	11,734	5,324	17,058
Residential mortgage	2,581	1,356	3,937	3,078	2,752	5,830
Home equity	3,924	218	4,142	4,195	341	4,536
Installment and other consumer	154	3	157	24	—	24
Total	$39,229	$10,067	$49,296	$41,521	$18,940	$60,461

NOTE 8. LOANS AND LOANS HELD FOR SALE — continued

The following tables present the restructured loans for the 12 months ended December 31:

	2013
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment

Commercial real estate
Principal deferral	4	$2,772	$2,494	$(278)
Interest rate reduction and maturity date extension	2	664	636	(28)
Principal forgiveness(2)	1	4,339	4,216	(123)
Maturity date extension	1	219	219	—
Chapter 7 bankruptcy(3)	6	227	190	(37)
Commercial and industrial
Principal deferral	2	670	638	(32)
Maturity date extension	1	751	739	(12)
Chapter 7 bankruptcy(3)	1	3	1	(2)
Residential mortgage
Principal deferral	2	153	149	(4)
Interest rate reduction	1	54	54	—
Chapter 7 bankruptcy(3)	8	617	592	(25)
Home equity
Principal deferral	1	174	17	(157)
Chapter 7 bankruptcy(3)	30	1,032	982	(50)
Installment and other consumer
Chapter 7 bankruptcy(3)	11	104	91	(13)
Total by Concession Type
Principal deferral	9	3,769	3,298	(471)
Interest rate reduction	1	54	54	—
Interest rate reduction and maturity date extension	2	664	636	(28)
Principal forgiveness(2)	1	4,339	4,216	(123)
Maturity date extension	2	970	958	(12)
Chapter 7 bankruptcy(3)	56	1,983	1,856	(127)
Total	71	$11,779	$11,018	$(761)
(1)

Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

(2)	This loan had debt forgiveness of $0.1 million to the customer; however, the loan was previously charged off to a balance below the actual contractual balance.
(3)	Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

NOTE 8. LOANS AND LOANS HELD FOR SALE — continued

	2012
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment

Commercial real estate
Maturity date extension	3	$704	$693	$(11)
Interest rate reduction	2	1,785	1,768	(17)
Commercial and industrial
Maturity date extension	4	2,825	2,601	(224)
Commercial construction
Maturity date extension	6	2,894	1,874	(1,020)
Residential mortgage
Maturity date extension	1	475	439	(36)
Interest rate reduction	2	67	67	—
Chapter 7 bankruptcy(3)	76	2,349	2,349	—
Home Equity
Discharge of debt	161	4,530	4,530	—
Installment and other consumer
Chapter 7 bankruptcy(3)	5	25	25	—
Total by Concession Type
Maturity date extension	14	6,898	5,607	(1,291)
Interest rate reduction	4	1,852	1,835	(17)
Chapter 7 bankruptcy(3)	242	6,904	6,904	—
Total	260	$15,654	$14,346	$(1,308)
(1)

Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

(3)	Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

During 2013, we had $2.0 million of new TDRs related to our consumer portfolio for borrowers who had their debt discharged and not reaffirmed through Chapter 7 bankruptcy compared to $6.9 million in 2012. These loans are almost all reported as accruing TDRs as the borrowers are current on their payments and most had no history of delinquency.

For the year ended December 31, 2013, we modified 11 loans that were not considered to be TDRs, including two CRE loans totaling $1.1 million, six C&I loans totaling $6.4 million, two commercial construction loans totaling $0.6 million and a $0.9 million residential mortgage loan. Modifications primarily represented insignificant delays in the timing of payments, concessions where we were adequately compensated through principal pay downs, fees or additional collateral or we concluded that no concession was granted. As of December 31, 2013, we have no commitments to lend additional funds on any TDRs.

We returned six TDRs to accruing status during the twelve months ended December 31, 2013 totaling $6.9 million. We did not return any TDRs to accruing status during the twelve months ended December 31, 2012.

NOTE 8. LOANS AND LOANS HELD FOR SALE — continued

Defaulted TDRs are loans having a payment default of 90 days or more after the restructuring takes place. The following table is a summary of TDRs which defaulted during the years ended December 31, 2013 and 2012 that had been restructured within the last 12 months prior to defaulting:

	Defaulted TDRs
	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate	1	$75	—	$—
Commercial and Industrial	2	438	—	—
Commercial construction	—	—	—	—
Residential real estate	8	607	—	—
Home equity	6	193	—	—
Total	17	$1,313	—	$—

The following table is a summary of nonperforming assets as of the dates presented:

	December 31,
(dollars in thousands)	2013	2012
Nonperforming Assets
Nonaccrual loans	$12,387	$36,018
Nonaccrual TDRs	10,067	18,940
Total nonaccrual loans	22,454	54,958
OREO	410	911
Total Nonperforming Assets	$22,864	$55,869

OREO consists of eight properties and is included in other assets in the Consolidated Balance Sheets. It is our policy to obtain OREO appraisals on an annual basis.

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

The following table presents a summary of the aggregate amount of loans to any such persons as of December 31:

(dollars in thousands)	2013	2012
Balance at beginning of year	$36,075	$31,821
New loans	22,534	29,465
Repayments	(34,761)	(25,211)
Balance at End of Year	$23,848	$36,075

NOTE 9. ALLOWANCE FOR LOAN LOSSES

We maintain an ALL at a level determined to be adequate to absorb estimated probable credit losses inherent in the loan portfolio as of the balance sheet date. We develop and document a systematic ALL methodology based on the following portfolio segments: 1) CRE, 2) C&I, 3) Commercial Construction, 4) Consumer Real Estate and 5) Other Consumer.

NOTE 9. ALLOWANCE FOR LOAN LOSSES — continued

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

We further assess risk within each portfolio segment by pooling loans with similar risk characteristics. For the commercial loan classes, the most important indicator of risk is the internally assigned risk rating, including pass, special mention and substandard. Consumer loans are pooled by type of collateral, lien position and LTV for consumer real estate loans. Historical loss rates are applied to these loan pools to determine the reserve for loans collectively evaluated for impairment. Management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, nonperforming status and changes in risk ratings on a monthly basis.

We monitor our ALL methodology to ensure that it is responsive to the current economic environment. Over the past year, the economic conditions within our markets have improved, and we have experienced significant improvement in our credit quality, including lower net charge-offs, lower delinquency, lower nonperforming loans and lower special mention and substandard loans compared to December 31, 2012. Accordingly, the assumptions used within the ALL were reevaluated during the third quarter of 2013 to be responsive to the improved economic environment and the changes in our credit quality.

NOTE 9. ALLOWANCE FOR LOAN LOSSES — continued

The ALL methodology for groups of loans collectively evaluated for impairment is comprised of both a quantitative and qualitative analysis. A key assumption in the quantitative component of the reserve is the loss emergence period, or LEP. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is confirmed. In general, the LEP will be shorter in an economic slowdown or recession and longer during times of economic stability or growth, as customers are better able to delay loss confirmation after a potential loss event has occurred. Due to the recent improvement in economic conditions, we completed an internal study utilizing our loan charge-off history to recalibrate the LEPs of the commercial portfolio segments. Consistent with the improved economic conditions, the LEPs have lengthened, and as a result, we lengthened our LEP assumption for each of the commercial portfolio segments. We believe that the consumer portfolio segment LEPs have also lengthened as they are influenced by the same improvement in economic conditions that impacted the commercial portfolio segments. We therefore also lengthened the LEP assumption for the consumer portfolio segments during the third quarter of 2013.

The changes made to the ALL assumptions were applied prospectively and did not result in a material change to the total ALL at September 30, 2013. Lengthening the LEP does increase the historical loss rates and therefore the quantitative component of the ALL. We believe this makes the quantitative component of the ALL more reflective of inherent losses that exist within the loan portfolio, which resulted in a decrease in the qualitative component of the ALL. The changes to the LEPs also improved our insight into the inherent risk of the individual commercial portfolio segments. As the economic conditions have improved, our data indicates that the CRE segment has less inherent loss and that the C&I segment contains greater inherent loss. The ALL at December 31, 2013 reflects these changes within the CRE and C&I portfolio segments.

The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	December 31, 2013
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due Loans	Total Loans

Commercial real estate	$1,595,590	$1,209	$207	$10,750	$12,166	$1,607,756
Commercial and industrial	836,276	2,599	278	3,296	6,173	842,449
Commercial construction	139,133	1,049	751	2,742	4,542	143,675
Residential mortgage	481,260	828	1,666	3,338	5,832	487,092
Home equity	408,777	2,468	659	2,291	5,418	414,195
Installment and other consumer	67,420	382	44	37	463	67,883
Consumer construction	3,149	—	—	—	—	3,149
Total	$3,531,605	$8,535	$3,605	$22,454	$34,594	$3,566,199

NOTE 9. ALLOWANCE FOR LOAN LOSSES — continued

	December 31, 2012
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due Loans	Total Loans

Commercial real estate	$1,418,934	$2,230	$413	$30,556	$33,199	$1,452,133
Commercial and industrial	780,315	4,409	237	6,435	11,081	791,396
Commercial construction	150,823	10,542	—	6,778	17,320	168,143
Residential mortgage	416,364	1,713	1,948	7,278	10,939	427,303
Home equity	424,485	2,332	865	3,653	6,850	431,335
Installment and other consumer	73,334	406	95	40	541	73,875
Consumer construction	2,219	—	—	218	218	2,437
Total	$3,266,474	$21,632	$3,558	$54,958	$80,148	$3,346,622

We monitor the commercial loan portfolio through an internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower and are reviewed on an ongoing basis according to our internal policies. Loans within the pass rating generally have a lower risk of loss than loans risk rated as special mention and substandard.

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

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	December 31, 2013
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total

Pass	$1,519,720	94.5%	$792,029	94.0%	$119,177	82.9%	$2,430,926	93.7%
Special mention	57,073	3.6%	34,085	4.1%	15,621	10.9%	106,779	4.1%
Substandard	30,963	1.9%	16,335	1.9%	8,877	6.2%	56,175	2.2%
Total	$1,607,756	100.0%	$842,449	100.0%	$143,675	100.0%	$2,593,880	100.0%

NOTE 9. ALLOWANCE FOR LOAN LOSSES — continued

	December 31, 2012
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total

Pass	$1,265,810	87.2%	$718,070	90.7%	$118,841	70.7%	$2,102,721	87.2%
Special mention	96,156	6.6%	42,016	5.3%	30,748	18.3%	168,920	7.0%
Substandard	90,167	6.2%	31,310	4.0%	18,554	11.0%	140,031	5.8%
Total	$1,452,133	100.0%	$791,396	100.0%	$168,143	100.0%	$2,411,672	100.0%

We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.

The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	December 31, 2013
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$483,754	99.3%	$411,904	99.4%	$67,846	99.9%	$3,149	100.0%	$966,653	99.4%
Nonperforming	3,338	0.7%	2,291	0.6%	37	0.1%	—	—	5,666	0.6%
Total	$487,092	100.0%	$414,195	100.0%	$67,883	100.0%	$3,149	100.0%	$972,319	100.0%

	December 31, 2012
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$420,025	98.3%	$427,682	99.2%	$73,835	99.9%	$2,219	91.1%	$923,761	98.8%
Nonperforming	7,278	1.7%	3,653	0.8%	40	0.1%	218	8.9%	11,189	1.2%
Total	$427,303	100.0%	$431,335	100.0%	$73,875	100.0%	$2,437	100.0%	$934,950	100.0%

We individually evaluate all substandard and nonaccrual commercial loans greater than $0.5 million for impairment. Loans are considered to be impaired when based upon current information and events it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. All TDRs will be reported as an impaired loan for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is expected that the remaining principal and interest will be fully collected according to the restructured agreement. For all TDRs, regardless of size, as well as all other impaired loans, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate.

NOTE 9. ALLOWANCE FOR LOAN LOSSES — continued

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	December 31, 2013			December 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With a related allowance recorded:
Commercial real estate	$—	$—	$—	$6,138	$6,864	$1,226
Commercial and industrial	—	—	—	1,864	2,790	1,002
Commercial construction	681	1,383	25	799	896	3
Consumer real estate	53	53	53	—	—	—
Other consumer	33	33	19	—	—	—
Total with a Related Allowance Recorded	767	1,469	97	8,801	10,550	2,231

Without a related allowance recorded:
Commercial real estate	26,968	35,474	—	33,856	45,953	—
Commercial and industrial	9,580	9,703	—	11,419	12,227	—
Commercial construction	7,391	12,353	—	17,713	27,486	—
Consumer real estate	8,026	9,464	—	10,827	12,025	—
Other consumer	124	128	—	25	25	—
Total without a Related Allowance Recorded	52,089	67,122	—	73,840	97,716	—
Total:
Commercial real estate	26,968	35,474	—	39,994	52,817	1,226
Commercial and industrial	9,580	9,703	—	13,283	15,017	1,002
Commercial construction	8,072	13,736	25	18,512	28,382	3
Consumer real estate	8,079	9,517	53	10,827	12,025	—
Other consumer	157	161	19	25	25	—
Total	$52,856	$68,591	$97	$82,641	$108,266	$2,231

As of December 31, 2013, $27.0 million of CRE loans comprised 51 percent of the total impaired loans of $52.9 million. These impaired loans are collateralized primarily by commercial real estate properties such as retail or strip malls, office buildings and various other types of commercial purpose properties. These loans are generally considered collateral dependent and charge-offs are recorded when a confirmed loss exists. Approximately $9.9 million of charge-offs have been recorded relating to these CRE loans over the life of these loans. It is our policy to obtain appraisals on an annual basis on impaired loans or sooner if facts and circumstances warrant otherwise. As of December 31, 2013, these loans had collateral with an estimated fair value less cost to sell of approximately $43.7 million. We have current appraisals on all CRE impaired loans except for one loan for $0.7 million. We have not ordered an appraisal as we are currently negotiating a settlement agreement with the borrower which would result in the collection of the remaining recorded investment in the loan.

NOTE 9. ALLOWANCE FOR LOAN LOSSES — continued

The following table summarizes investments in loans considered to be impaired and related information on those impaired loans for the years presented:

	For the Year Ended
	December 31, 2013		December 31, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial real estate	$1,895	$—	$5,796	$218
Commercial and industrial	—	—	1,826	—
Commercial construction	1,652	49	4,446	—
Consumer real estate	60	6	—	—
Other consumer	24	4	—	—
Total with a Related Allowance Recorded	3,631	59	12,068	218

Without a related allowance recorded:
Commercial real estate	29,314	929	41,138	1,112
Commercial and industrial	11,439	254	11,672	329
Commercial construction	14,112	326	22,299	571
Consumer real estate	8,714	436	20,533	68
Other consumer	114	6	6	—
Total without a Related Allowance Recorded	63,693	1,951	95,648	2,080
Total:
Commercial real estate	31,209	929	46,934	1,330
Commercial and industrial	11,439	254	13,498	329
Commercial construction	15,764	375	26,745	571
Consumer real estate	8,774	442	20,533	68
Other consumer	138	10	6	—
Total	$67,324	$2,010	$107,716	$2,298

The following tables detail activity in the ALL for the periods presented:

	2013
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of year	$25,246	$7,759	$7,500	$5,058	$921	$46,484
Charge-offs	(4,601)	(2,714)	(4,852)	(2,407)	(1,002)	(15,576)
Recoveries	3,388	2,142	531	651	324	7,036
Net (Charge-offs)/ Recoveries	(1,213)	(572)	(4,321)	(1,756)	(678)	(8,540)
Provision for loan losses	(5,112)	7,246	2,195	3,060	922	8,311
Balance at End of Year	$18,921	$14,433	$5,374	$6,362	$1,165	$46,255

NOTE 9. ALLOWANCE FOR LOAN LOSSES — continued

	2012
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans

Balance at beginning of year	$29,804	$11,274	$3,703	$3,166	$894	$48,841
Charge-offs	(9,627)	(5,278)	(10,521)	(2,509)	(1,078)	(29,013)
Recoveries	1,259	1,153	891	197	341	3,841
Net (Charge-offs)/ Recoveries	(8,368)	(4,125)	(9,630)	(2,312)	(737)	(25,172)
Provision for loan losses	3,810	610	13,427	4,204	764	22,815
Balance at End of Year	$25,246	$7,759	$7,500	$5,058	$921	$46,484

The following tables present the ALL and recorded investments in loans by category as of December 31:

	2013
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial real estate	$—	$18,921	$18,921	$26,968	$1,580,788	$1,607,756
Commercial and industrial	—	14,433	14,433	9,580	832,869	842,449
Commercial construction	25	5,349	5,374	8,072	135,603	143,675
Consumer real estate	53	6,309	6,362	8,079	896,357	904,436
Other consumer	19	1,146	1,165	157	67,726	67,883
Total	$97	$46,158	$46,255	$52,856	$3,513,343	$3,566,199

	2012
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$1,226	$24,020	$25,246	$39,994	$1,412,139	$1,452,133
Commercial and industrial	1,002	6,757	7,759	13,283	778,113	791,396
Commercial construction	3	7,497	7,500	18,512	149,631	168,143
Consumer real estate	—	5,058	5,058	10,827	850,248	861,075
Other consumer	—	921	921	25	73,850	73,875
Total	$2,231	$44,253	$46,484	$82,641	$3,263,981	$3,346,622

NOTE 10. PREMISES AND EQUIPMENT

The following table is a summary of premises and equipment as of the dates presented:

	December 31,
(dollars in thousands)	2013	2012

Land	$6,193	$6,490
Premises	42,320	43,434
Furniture and equipment	25,139	24,944
Leasehold improvements	5,944	5,965
	79,596	80,833
Accumulated depreciation	(42,981)	(42,157)
Total	$36,615	$38,676

Depreciation expense related to premises and equipment was $3.5 million in 2013, $3.9 million in 2012 and $4.3 million in 2011.

Certain banking facilities are leased under arrangements expiring at various dates until the year 2054. We account for these leases on a straight-line basis due to escalation clauses. All leases are accounted for as operating leases, except for one capital lease. Rental expense for premises amounted to $2.5 million, $2.4 million and $1.9 million in 2013, 2012 and 2011. Included in the rental expense for premises are leases entered into with two S&T directors, which totaled $0.2 million each year in 2013, 2012 and 2011.

Minimum annual rental and renewal option payments for each of the following five years and thereafter are approximately:

(dollars in thousands)	Operating	Capital	Total

2014	$2,157	$76	$2,233
2015	2,120	76	2,196
2016	2,047	76	2,123
2017	1,996	76	2,072
2018	1,952	76	2,028
Thereafter	41,481	763	42,244
Total	$51,753	$1,143	$52,896

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill as of the dates presented:

	December 31,
(dollars in thousands)	2013	2012

Balance at beginning of year	$175,733	$165,273
Additions	87	10,460
Balance at End of Year	$175,820	$175,733

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Additional goodwill of $10.5 million was recorded during 2012, including $6.7 for our acquisition of Mainline and $3.8 million for our acquisition of Gateway. Refer to Note 2 Business Combinations for further details on these acquisitions.

Goodwill is reviewed for impairment annually or more frequently if it is determined that a triggering event has occurred. Based upon our qualitative assessment performed for our annual

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS — continued

impairment analysis, we concluded that it is more likely than not that the fair value of the reporting units exceeds the carrying value. In general, the overall macroeconomic conditions and more specifically the economic conditions of the banking industry have continued to improve. Additionally, our overall performance has improved and we did not identify any other facts and circumstances causing us to conclude that it is more likely than not that the fair value of the reporting units would be less than the carrying value.

The following table shows a summary of intangible assets as of the dates presented:

	December 31,
(dollars in thousands)	2013	2012

Gross carrying amount at beginning of year	$16,401	$15,070
Additions	—	1,331
Accumulated amortization	(12,642)	(11,051)
Balance at End of Year	$3,759	$5,350

Intangible assets as of December 31, 2013 consisted of $3.2 million for the acquisition of core deposits, $0.1 million for the acquisition of wealth management relationships and $0.5 million for the acquisition of insurance contract relationships. We determined the amount of identifiable intangible assets based upon independent core deposit, wealth management and insurance contract valuations. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. There were no triggering events in 2013 requiring an impairment analysis to be completed.

Amortization expense on finite-lived intangible assets totaled $1.6 million, $1.7 million and $1.7 million for 2013, 2012 and 2011. The following is a summary of the expected amortization expense for finite-lived intangibles assets, assuming no new additions, for each of the five years following December 31, 2013:

(dollars in thousands)	Amount

2014	$1,129
2015	883
2016	645
2017	500
2018	134
Total	$3,291

NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following table indicates the amount representing the value of derivative assets and derivative liabilities at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2013	2012	2013	2012

Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts—Commercial Loans
Fair value	$13,698	$23,748	$13,647	$23,522
Notional amount	261,754	227,532	261,754	227,532
Collateral posted	—	—	12,611	19,595
Interest Rate Lock Commitments—Mortgage Loans
Fair value	85	467	—	—
Notional amount	3,989	14,287	—	—
Forward Sale Contracts—Mortgage Loans
Fair value	34	—	—	48
Notional amount	5,250	—	—	14,100

The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2013	2012	2013	2012

Derivatives not Designated as Hedging Instruments
Gross amounts recognized	$14,012	$24,262	$13,961	$24,036
Gross amounts offset	(314)	(514)	(314)	(514)
Net amounts presented in the Consolidated Balance Sheets	13,698	23,748	13,647	23,522
Gross amounts not offset(1)	—	—	(12,611)	(19,595)
Net Amount	$13,698	$23,748	$1,036	$3,927
(1)	Amounts represent posted collateral.

The following table indicates the gain or loss recognized in income on derivatives for the years ended December 31:

(dollars in thousands)	2013	2012	2011

Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(174)	$101	$(38)
Interest rate lock commitments—mortgage loans	(382)	223	27
Forward sale contracts—mortgage loans	82	47	(507)
Total Derivative (Loss) Gain	$(474)	$371	$(518)

NOTE 13. MORTGAGE SERVICING RIGHTS

For the years ended December 31, 2013, 2012 and 2011, the 1-4 family mortgage loans that were sold to Federal National Mortgage Association, or FNMA, amounted to $62.9 million, $82.9 million and $67.9 million. At December 31, 2013, 2012 and 2011 our servicing portfolio totaled $327.4 million, $329.2 million and $332.6 million.

The following table indicates MSRs and the net carrying values:

(dollars in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value

Balance at December 31, 2011	$3,320	$1,167	$2,153
Additions	826	—	826
Amortization	(940)	—	(940)
Temporary impairment recapture	—	(67)	67
Balance at December 31, 2012	$3,206	$1,100	$2,106
Additions	780	—	780
Amortization	(778)	—	(778)
Temporary impairment recapture	—	(811)	811
Balance at December 31, 2013	$3,208	$289	$2,919

NOTE 14. DEPOSITS

The following table presents the composition of deposits at December 31 and interest expense for the years ended December 31:

	2013		2012		2011
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense

Noninterest-bearing demand	$992,779	$—	$960,980	$—	$818,686	$—
Interest-bearing demand	312,790	75	316,760	146	283,611	363
Money market	281,403	446	361,233	528	278,092	376
Savings	994,805	1,735	965,571	2,356	802,942	1,267
Certificates of deposit	1,090,531	9,150	1,033,884	13,766	1,152,528	20,946
Total	$3,672,308	$11,406	$3,638,428	$16,796	$3,335,859	$22,952

The aggregate of all certificates of deposit over $100,000 amounted to $433.8 million and $368.1 million at December 31, 2013 and 2012.

The following table indicates the scheduled maturities of certificates of deposit at December 31, 2013:

(dollars in thousands)	Amount

2014	$677,675
2015	217,110
2016	67,246
2017	72,868
2018	47,238
Thereafter	8,394
Total	$1,090,531

NOTE 15. SHORT-TERM BORROWINGS

Short-term borrowings are for terms under one year and were comprised of retail repurchase agreements, or REPOs, and FHLB advances. We define REPOs with our local retail customers as retail REPOs. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. FHLB advances are for various terms secured by a blanket lien on residential mortgages and other real estate secured loans.

The following table represents the composition of short-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

	2013			2012			2011
(dollars in thousands)	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense
REPOs	$33,847	0.01%	$62	$62,582	0.20%	$82	$30,370	0.11%	$53
FHLB advances	140,000	0.30%	279	75,000	0.19%	123	75,000	0.18%	2
Total Short-term Borrowings	$173,847	0.24%	$341	$137,582	0.19%	$205	$105,370	0.16%	$55

We had a $5.0 million line of credit with S&T Bank secured by investments of another subsidiary of S&T, which was closed in April 2012.

NOTE 16. LONG-TERM BORROWINGS AND SUBORDINATED DEBT

Our long-term borrowings at the Pittsburgh FHLB as of December 31, 2013 and 2012 were $21.6 million and $33.9 million. FHLB borrowings are collateralized by a blanket lien on residential mortgages and other real estate secured loans. Total loans pledged as collateral at the FHLB were $2.2 billion at year end 2013. The FHLB has eliminated the requirement that it may require collateral delivery for any portion of credit exposure that exceeds 75 percent of maximum borrowing capacity. We were eligible to borrow up to an additional $1.3 billion based on qualifying collateral, to a maximum borrowing capacity of $1.5 billion.

NOTE 16. LONG-TERM BORROWINGS AND SUBORDINATED DEBT — continued

The following table represents the balance of long-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

(dollars in thousand)	2013	2012	2011

Long-term borrowings	$21,810	$34,101	$31,874
Weighted average interest rate	3.01%	3.17%	3.40%
Interest expense	$746	$1,107	$1,091

Scheduled annual maturities and average interest rates for all of our long-term debt, including a capital lease of $0.2 million, for each of the five years and thereafter subsequent to December 31, 2013 are as follows:

(dollars in thousands)	Balance	Average Rate

2014	$2,369	3.36%
2015	2,399	3.41%
2016	2,330	3.44%
2017	2,412	3.53%
2018	2,496	3.67%
Thereafter	9,804	2.44%
Total	$21,810	3.01%

NOTE 16. LONG-TERM BORROWINGS AND SUBORDINATED DEBT — continued

Junior Subordinated Debt Securities

The following table represents the composition of junior subordinated debt securities at December 31 and the interest expense for the years ended December 31:

	2013		2012		2011
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense

2006 Junior subordinated debt	$25,000	$475	$25,000	$523	$25,000	$1,344
2008 Junior subordinated debt—trust preferred securities	20,619	770	20,619	808	20,619	777
2008 Junior subordinated debt	—	422	20,000	818	20,000	786
2008 Junior subordinated debt	—	403	25,000	766	25,000	728
Total	$45,619	$2,070	$90,619	$2,915	$90,619	$3,635

The following table summarizes the key terms of our junior subordinated debt securities:

(dollars in thousands)	2006 Junior Subordinated Debt	2008 Trust Preferred Securities	2008 Junior Subordinated Debt	2008 Junior Subordinated Debt

Junior Subordinated Debt	$25,000	—	$20,000	$25,000
Trust Preferred Securities	—	$20,000	—	—
Stated Maturity Date	12/15/2036	3/15/2038	6/15/2018	5/30/2018
Optional redemption date at par	Any time after 9/15/2011	Any time after 3/15/2013	Any time after 6/15/2013	Any time after 5/30/2013
Regulatory Capital	Tier 2	Tier 1	Tier 2	Tier 2
Interest Rate	3 month LIBOR plus 160 bps	3 month LIBOR plus 350 bps	3 month LIBOR plus 350 bps	3 month LIBOR plus 250 bps
Interest Rate at December 31, 2013	1.84%	3.74%	—	—

We completed a private placement of the trust preferred securities to a financial institution during the first quarter of 2008. As a result, we own 100 percent of the common equity of STBA Capital Trust I. The trust was formed to issue mandatorily redeemable capital securities to third-party investors. The proceeds from the sale of the securities and the issuance of the common equity by STBA Capital Trust I were invested in junior subordinated debt securities issued by us. The third party investors are considered the primary beneficiaries; therefore, the trust qualifies as a VIE, but is not consolidated into our financial statements. STBA Capital Trust I pays dividends on the securities at the same rate as the interest paid by us on the junior subordinated debt held by STBA Capital Trust I.

We repaid $45.0 million of junior subordinated debt in June 2013 because of its diminishing regulatory capital benefit and the future positive impact on net interest income. We replaced the funding primarily with FHLB short-term advances.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Commitments

The following table sets forth our commitments and letters of credit as of the dates presented:

	December 31,
(dollars in thousands)	2013	2012

Commitments to extend credit	$1,038,529	$874,137
Standby letters of credit	78,639	95,399
Total	$1,117,168	$969,536

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

Our allowance for unfunded loan commitments totaled $2.9 million at December 31, 2013 and $3.0 million at December 31, 2012.

We have future commitments with third party vendors for data processing and communication charges. Data processing and communication expense of $9.5 million and $10.3 million for 2013 and 2012 included $0.8 million and $2.3 million in one-time merger related expense. We had $7.4 million of data processing and communication expense in 2011.

The following table sets forth the future estimated payments related to data processing and communication charges for each of the five years following December 31, 2013:

(dollars in thousands)	Total

2014	$9,852
2015	10,114
2016	10,385
2017	10,664
2018	10,951
Total	$51,966

Litigation

In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

NOTE 18. INCOME TAXES

Income tax expense (benefit) for the years ended December 31 are comprised of:

(dollars in thousands)	2013	2012	2011

Current	$16,836	$6,223	$12,174
Deferred	(2,358)	1,038	2,448
Total	$14,478	$7,261	$14,622

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35 percent primarily due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on BOLI and tax benefits associated with LIHTC from certain partnership investments.

NOTE 18. INCOME TAXES — continued

The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
Low income housing tax credits	(6.8)%	(10.5)%	(5.5)%
Tax-exempt interest	(4.5)%	(6.7)%	(4.1)%
Bank owned life insurance	(1.0)%	(1.2)%	(1.2)%
Acquisition costs	—	0.5%	—
Dividend exclusion	(0.4)%	(0.7)%	(0.6)%
Other	—	1.1%	—
Effective Tax Rate	22.3%	17.5%	23.6%

Income taxes applicable to security gains were insignificant in 2013, $1.1 million in 2012 and insignificant in 2011. Significant components of our temporary differences were as follows at December 31:

(dollars in thousands)	2013	2012

Deferred Tax Liabilities:
Net unrealized holding gains on securities available-for-sale	$—	$(5,586)
Prepaid pension	(3,730)	(4,721)
Deferred loan income	(1,614)	(969)
Purchase accounting adjustments	(801)	(935)
Depreciation on premises and equipment	(1,061)	(1,963)
Other	(823)	(690)
Total Deferred Tax liabilities	(8,029)	(14,864)
Deferred Tax Assets:
Net unrealized holding losses on securities available-for-sale	361	—
Allowance for loan losses	18,890	16,536
Tax credit carryforwards (expires in 20 years)	—	1,430
Other employee benefits	2,369	2,701
Low income housing partnerships	3,147	2,890
Net adjustment to funded status of pension	6,495	12,899
Impairment of securities	1,313	1,375
Delinquent interest on nonaccrual loans	1,626	1,719
State net operating loss carryforwards	1,828	1,498
Other	3,950	3,157
Gross Deferred Tax Assets	39,979	44,205
Less: Valuation allowance	(2,199)	(1,498)
Total Deferred Tax Assets	37,780	42,707
Net Deferred Tax Asset	$29,751	$27,843

We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the deferred tax assets. Except for Pennsylvania net operating losses, or NOLs, and net unrealized tax capital loss carryforwards, we have determined that a valuation allowance is unnecessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The valuation allowance is reviewed quarterly and adjusted based on management’s assessments of

NOTE 18. INCOME TAXES — continued

realizable deferred tax assets. Gross deferred tax assets were reduced by a valuation allowance of $1.8 million related to Pennsylvania income tax NOLs and $0.4 million related to the net unrealized capital losses as utilization of these losses is not likely. The PA NOL carryforwards total $18.3 million and will expire in the years 2020-2033 and net unrealized tax capital losses total $0.7 million at December 31, 2013.

Unrecognized Tax Benefits

A reconciliation of the change in Federal and State gross unrecognized tax benefits, or UTB, for the years ended December 31:

(dollars in thousands)	2013	2012	2011

Balance at beginning of year	$978	$200	$242
Prior period tax positions
Increase	924	—	—
Decrease	—	—	—
Current period tax positions	—	913	(42)
Reductions for statute of limitations expirations	—	(135)	—
Balance at End of Year	$1,902	$978	$200
Amount That Would Affect the Effective Tax Rate if Recognized	$148	$147	$197

We classify interest and penalties as an element of tax expense. We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2013 no significant changes to UTB are projected, however, tax audit examinations are possible.

We recognized $0.2 million related to interest in 2013, $0.2 million in 2012 and insignificant amounts in 2011 in the Consolidated Statements of Net Income.

During 2013, the IRS completed its examination of our 2010 tax year. The exam was closed with no material adjustments impacting tax expense. As of December 31, 2013, all income tax returns filed for the tax years 2011 through 2012 remain subject to examination by the IRS.

NOTE 19. TAX EFFECTS ON OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the tax effects of the components of other comprehensive income (loss) for the years ended December 31:

(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

2013
Net change in unrealized (losses) gains on securities available-for-sale	$(16,928)	$5,925	$(11,003)
Net available-for-sale securities (gains) losses reclassified into earnings	(5)	2	(3)
Adjustment to funded status of employee benefit plans	18,299	(6,405)	11,894
Other Comprehensive Income	$1,366	$(478)	$888

2012
Net change in unrealized gains (losses) on securities available-for-sale	$4,097	$(1,434)	$2,663
Net available-for-sale securities (gains) losses reclassified into earnings	(3,016)	1,055	(1,961)
Adjustment to funded status of employee benefit plans	(271)	95	(176)
Other Comprehensive Income	$810	$(284)	$526

2011
Net change in unrealized gains (losses) on securities available-for-sale	$6,702	$(2,346)	$4,356
Net available-for-sale securities losses (gains) reclassified into earnings	124	(43)	81
Adjustment to funded status of employee benefit plans	(18,787)	6,576	(12,211)
Other Comprehensive (Loss) Income	$(11,961)	$4,187	$(7,774)

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

NOTE 20. EMPLOYEE BENEFITS — continued

The following table summarizes the activity in the benefit obligation and Plan assets deriving the funded status, which is recorded in other liabilities in the Consolidated Balance Sheets:

(dollars in thousands)	2013	2012

Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$102,454	$93,033
Service cost	2,767	2,788
Interest cost	3,985	4,358
Plan participants’ contributions	—	71
Actuarial (gain) loss	(7,167)	6,723
Benefits paid	(6,070)	(4,519)
Projected Benefit Obligation at End of Year	$95,969	$102,454

Change in Plan Assets
Fair value of plan assets at beginning of year	$81,088	$72,626
Actual return on plan assets	14,538	9,810
Employer contributions	—	3,100
Plan participants’ contributions	—	71
Benefits paid	(6,070)	(4,519)
Fair Value of Plan Assets at End of Year	$89,556	$81,088
Funded Status	$(6,413)	$(21,366)

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) at December 31:

(dollars in thousands)	2013	2012

Prior service credit	$(1,304)	$(1,442)
Net actuarial loss	18,373	36,297
Total (Before Tax Effects)	$17,069	$34,855

Below are the actuarial weighted average assumptions used in determining the benefit obligation:

	2013	2012
Discount rate	4.75%	4.00%
Rate of compensation increase	3.00%	3.00%

NOTE 20. EMPLOYEE BENEFITS — continued

The following table summarizes the components of net periodic pension cost and other changes in Plan assets and benefit obligation recognized in other comprehensive income (loss) for the years ended December 31:

(dollars in thousands)	2013	2012	2011

Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$2,767	$2,788	$2,371
Interest cost on projected benefit obligation	3,985	4,358	4,162
Expected return on plan assets	(6,207)	(5,564)	(5,378)
Amortization of prior service cost (credit)	(138)	(137)	(7)
Recognized net actuarial loss	2,425	2,474	773
Net Periodic Pension Expense	$2,832	$3,919	$1,921

Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income (Loss)
Net actuarial loss (gain)	$(15,499)	$2,477	$20,422
Recognized net actuarial loss	(2,425)	(2,474)	(773)
Prior service credit	—	—	(1,513)
Recognized prior service credit	138	137	7
Total (Before Tax Effects)	$(17,786)	$140	$18,143
Total Recognized in Net Benefit Cost and Other Comprehensive Income (Loss) (Before Tax Effects)	$(14,954)	$4,059	$20,064

The following table summarizes the actuarial weighted average assumptions used in determining net periodic pension cost:

	2013	2012	2011
Discount rate	4.00%	4.75%	5.75%
Rate of compensation increase	3.00%	4.00%	4.00%
Expected return on assets	8.00%	8.00%	8.00%

The net actuarial loss included in accumulated other comprehensive income (loss) expected to be recognized in net periodic pension cost during the year ended December 31, 2014 is $0.8 million. The prior service credit expected to be recognized during the same period is $0.1 million.

The accumulated benefit obligation for the Plan was $88.3 million at December 31, 2013 and $93.5 million at December 31, 2012.

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

At this time, S&T Bank is not required to make a cash contribution to the Plan in 2014. No contributions were made during 2013.

NOTE 20. EMPLOYEE BENEFITS — continued

The following table provides information regarding estimated future benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter:

(dollars in thousands)	Amount

2014	$5,723
2015	6,698
2016	6,326
2017	6,182
2018	7,220
2019—2023	36,578

We also have supplemental executive retirement plans, or SERPs, for certain key employees. The SERPs are unfunded. The projected benefit obligations related to the SERPs were $2.8 million and $3.5 million at December 31, 2013 and 2012. These amounts also represent the net amount recognized in the statement of financial position for the SERPs. Net periodic benefit costs for the SERPs were $0.4 million, $0.5 million and $0.3 million for each of the years ended December 31, 2013, 2012 and 2011. Additionally, $1.5 million and $2.0 million before tax were reflected in accumulated other comprehensive income (loss) at December 31, 2013 and 2012, in relation to the SERPs. The actuarial assumptions used for the SERPs are the same as those used for the Plan.

We maintain a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. We make matching contributions to the Thrift Plan up to 3.5 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $1.4 million in 2013, $1.3 million in 2012 and $1.1 million in 2011.

Fair Value Measurements

The following tables present our Plan assets measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2013 and 2012. There were no transfers between Level 1 and Level 2 for items of a recurring basis during the periods presented. The decrease of $2.7 million in Level 3 plan assets between December 31, 2012 and December 31, 2013 is due to the sale of these investments. There were no purchases or transfers of Level 3 plan assets in 2013.

	December 31, 2013
	Fair Value Asset Classes(1)
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents(2)	$—	$2,946	$—	$2,946
Fixed Income(3)	26,448	—	—	26,448
Equities:
Equity index mutual funds—domestic(4)	1,558	—	—	1,558
Equity index mutual funds—international(5)	2,497	—	—	2,497
Domestic Individual Equities(6)	55,206	—	—	55,206
International Individual Equities(7)	901	—	—	901
Total Assets at Fair Value	$86,610	$2,946	$—	$89,556
(1)	Refer to Note 1 Summary of Significant Accounting Policies, Fair Value Measurements for a description of levels within the fair value hierarchy.
(2)	This asset class includes FDIC insured money market instruments.

NOTE 20. EMPLOYEE BENEFITS — continued

(3)

This asset class includes a variety of fixed income mutual funds which primarily invests in investment grade rated securities. Investment managers have discretion to invest in fixed income related securities including futures, options and other derivatives. Investments may be made in currencies other than the U.S. dollar.

(4)	The sole investment within this asset class is S&P 600 index iShares.
(5)	The sole investment within this asset class is MSCI EAFE Index iShares.
(6)	This asset class includes individual domestic equities invested in an active all-cap strategy. It may also include convertible bonds.
(7)	This asset class includes American Depository Receipts, or ADR.

	December 31, 2012
	Fair Value Asset Classes(1)
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(2)	$—	$8,585	$—	$8,585
Fixed Income(3)	22,211	—	1,432	23,643
Equities:
Equity index mutual funds—domestic(4)	1,934	—	—	1,934
Equity index mutual funds—international(5)	4,218	—	—	4,218
Domestic Individual Equities(6)	39,631	—	—	39,631
International Individual Equities(7)	1,802	—	—	1,802
Equity—Partnerships(8)	—	—	1,275	1,275
Total Assets at Fair Value	$69,796	$8,585	$2,707	$81,088
(1)	Refer to Note 1 Summary of Significant Accounting Policies, Fair Value Measurements for a description of levels within the fair value hierarchy.
(2)	This asset class includes FDIC insured money market instruments.
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

Stock Options

As of December 31, 2013, 428,900 nonstatutory stock options are outstanding under the 2003 Stock Plan. Nonstatutory stock options granted in 2006 and 2005 are fully vested and have a ten-year life. These stock options were fully expensed in 2010.

NOTE 21. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN — continued

The fair value of option awards under the nonstatutory stock option plan were estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain assumptions. We use the simplified method in developing the estimated life of the option, whereby the expected life is presumed to be the midpoint between the vesting date and the end of the contractual term. There have been no nonstatutory stock options granted since 2006.

The following table summarizes activity for nonstatutory stock options for the years ended December 31:

	2013			2012			2011
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of year	675,500	$35.18		757,050	$34.33		930,700	$32.80
Granted	—	—		—	—		—	—
Exercised	—	—		—	—		—	—
Forfeited	(246,600)	31.39		(81,550)	27.29		(173,650)	26.11
Outstanding at End of Year	428,900	$37.36	1.4 years	675,500	$35.18	2.0 years	757,050	$34.33	2.8 years
Exercisable at End of Year	428,900	$37.36	1.4 years	675,500	$35.18	2.0 years	757,050	$34.33	2.8 years

The aggregate intrinsic value of options outstanding and exercisable was zero as of December 31, 2013, 2012 and 2011. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the fourth quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013.

As of December 31, 2013, 2012 and 2011 all outstanding stock options have vested. During the years ended December 31, 2013, 2012 and 2011 no stock options were exercised.

Restricted Stock

We periodically issue restricted stock to employees and directors, pursuant to the 2003 Stock Plan. As of December 31, 2013, 259,673 restricted shares have been granted under this plan.

During 2013, 2012 and 2011, we granted 18,942, 19,362 and 19,890 restricted shares of common stock, to outside directors. The grants are part of the compensation arrangement approved by the Compensation and Benefits Committee whereby the directors receive compensation in both the form of cash and restricted shares of common stock. These shares fully vest one year after the date of grant.

Also during 2013, 2012 and 2011, we granted 3,247, 48,008 and 60,157 restricted shares of common stock to senior management. The awards to senior management were granted in accordance with performance levels set by the Compensation and Benefits Committee. During the years ended 2013 and 2012 restricted shares were granted on two occasions and have different vesting periods. The restricted stock grants for 2013 of 3,247 shares and for 2012 of 9,897 shares vest fully on the second anniversary of the grant dates. The restricted shares granted under our Long Term Incentive Plan for 2012 of 38,111 shares consisted of both time and performance-based awards; there were no shares granted under this plan in 2013. Vesting for the time-based awards is 50 percent after two

NOTE 21. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN — continued

years and the remaining 50 percent at the end of the third year. The performance-based awards vest at the end of the three year period. During 2011 the restricted shares granted occurred on three occasions and have different vesting periods. The first grant, or 16,497 restricted shares, vests fully on the second anniversary of the grant date. The second grant, or 11,104 restricted shares, vested fully on January 1, 2012. The third grant, or 32,556 restricted shares, was granted under our Long Term Incentive Plan (2011 LTIP) and vests in the same manner as explained above.

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

Compensation expense for time-based restricted stock is recognized ratably over the period of service, generally the entire vesting period, based on fair value on the date of grant. For grants made to directors, the fair value is determined by the closing price of the stock on the date of grant. The average of the high and low prices of the stock on the grant date is used for senior management. Compensation expense for performance-based restricted stock is recognized ratably over the remaining vesting period once the likelihood of meeting the performance measure is probable. During 2013, 2012 and 2011, we recognized compensation expense of $0.6 million, $0.9 million and $1.1 million and realized a tax benefit of $0.2 million, $0.3 million and $0.4 million.

The following table provides information about restricted stock for the years ended December 31:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	31,670	$24.56
Granted	80,047	21.39
Vested	23,915	23.69
Forfeited	1,652	23.64
Non-vested at December 31, 2011	86,150	$21.88
Granted	67,370	21.53
Vested	37,118	19.75
Forfeited	1,383	19.54
Non-vested at December 31, 2012	115,019	$22.39
Granted	22,189	19.18
Vested	45,864	19.68
Forfeited	11,929	21.30
Non-vested at December 31, 2013	79,415	$21.50

As of December 31, 2013, there was $0.9 million of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of one year.

Dividend Reinvestment Plan

We also sponsor a Dividend Reinvestment and Stock Purchase Plan, or Dividend Plan, where shareholders may purchase shares of S&T common stock at the average fair value with reinvested dividends and voluntary cash contributions. The plan administrator and transfer agent may purchase shares directly from us from shares held in treasury or purchase shares in the open market to fulfill the Dividend Plan’s needs.

NOTE 22. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

The following condensed financial statements summarize the financial position of S&T Bancorp, Inc. as of December 31, 2013 and 2012 and the results of its operations and cash flows for each of the three years ended December 31, 2013, 2012 and 2011.

BALANCE SHEETS

	December 31,
(dollars in thousands)	2013	2012

ASSETS
Cash	$14,852	$12,202
Investments in:
Bank subsidiary	553,825	523,664
Nonbank subsidiaries	19,561	19,934
Other assets	4,441	3,129
Total Assets	$592,679	$558,929

LIABILITIES
Long-term debt	$20,619	$20,619
Other liabilities	754	888
Total Liabilities	21,373	21,507
Total Shareholders’ Equity	571,306	537,422
Total Liabilities and Shareholders’ Equity	$592,679	$558,929

STATEMENTS OF NET INCOME

	Years Ended December 31,
(dollars in thousands)	2013	2012	2011

Dividends from subsidiaries	$24,087	$35,603	$23,029
Investment income	15	17	121
Interest expense on long-term debt	769	808	777
Other expenses	2,579	1,800	1,091
Income before Equity in Undistributed Net Income of Subsidiaries	20,754	33,012	21,282
Equity in undistributed net income (distribution in excess of net income) of:
Bank subsidiary	29,926	1,371	25,590
Nonbank subsidiaries	(141)	(183)	392
Net Income	$50,539	$34,200	$47,264

NOTE 22. PARENT COMPANY CONDENSED FINANCIAL INFORMATION — continued

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2013	2012	2011

OPERATING ACTIVITIES
Net Income	$50,539	$34,200	$47,264
Equity in (undistributed net income) distribution in excess of net income of subsidiaries	(29,785)	(1,188)	(25,982)
Tax (benefit) expense from stock-based compensation	(96)	30	66
Other	121	1,023	10,145
Net Cash Provided by Operating Activities	20,779	34,065	31,493

INVESTING ACTIVITIES
Net investments in subsidiaries	—	(5,035)	—
Acquisitions	—	(14,123)	—
Net Cash Used in Investing Activities	—	(19,158)	—

FINANCING ACTIVITIES
Redemption of preferred stock	—	—	(108,676)
(Purchase) Sale of treasury shares, net	(88)	998	1,946
Preferred stock dividends	—	—	(5,072)
Cash dividends paid to common shareholders	(18,137)	(17,357)	(16,830)
Tax benefit (expense) from stock-based compensation	96	(30)	(66)
Net Cash Used in Financing Activities	(18,129)	(16,389)	(128,698)
Net increase (decrease) in cash	2,650	(1,482)	(97,205)
Cash at beginning of year	12,202	13,684	110,889
Cash at End of Year	$14,852	$12,202	$13,684

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

The most recent notifications from the Federal Reserve and the FDIC categorized S&T and S&T Bank as well capitalized under the regulatory framework for corrective action. There have been no conditions or events that we believe have changed S&T or S&T Bank’s status during 2013 and 2012.

Tier 1 capital consists principally of shareholders’ equity, including preferred stock; excluding items recorded in accumulated other comprehensive income (loss), less goodwill and other intangibles. For regulatory purposes, trust preferred securities totaling $20.0 million, issued by an unconsolidated trust subsidiary of S&T underlying such junior subordinated debt, are included in Tier 1 capital for S&T. Total capital consists of Tier 1 capital plus junior subordinated debt and the ALL subject to limitation. We currently have $25.0 million in junior subordinated debt which is included in Tier 2 capital for S&T in accordance with current regulatory reporting requirements.

NOTE 23. REGULATORY MATTERS — continued

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2013 and 2012, we met all capital adequacy requirements to which we are subject.

The following table summarizes risk-based capital amounts and ratios for S&T and S&T Bank.

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013
Total Capital (to Risk-Weighted Assets)
S&T	$494,986	14.36%	$275,684	8.00%	$344,606	10.00%
S&T Bank	457,540	13.35%	274,257	8.00%	342,821	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	426,234	12.37%	137,842	4.00%	206,763	6.00%
S&T Bank	389,584	11.36%	137,128	4.00%	205,693	6.00%
Leverage Ratio(1)
S&T	426,234	9.75%	174,824	4.00%	218,530	5.00%
S&T Bank	389,584	8.95%	174,081	4.00%	217,601	5.00%
As of December 31, 2012
Total Capital (to Risk-Weighted Assets)
S&T	$504,041	15.39%	$262,029	8.00%	$327,536	10.00%
S&T Bank	452,906	14.35%	252,489	8.00%	315,611	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	392,506	11.98%	131,015	4.00%	196,522	6.00%
S&T Bank	343,331	10.88%	126,244	4.00%	189,366	6.00%
Leverage Ratio(1)
S&T	392,506	9.31%	168,563	4.00%	210,704	5.00%
S&T Bank	343,331	8.45%	162,611	4.00%	203,264	5.00%
(1)	Minimum requirement is 3.00 percent for the most highly rated financial institutions.

NOTE 24. CAPITAL PURCHASE PROGRAM

On December 7, 2011 we redeemed all of the $108.7 million, or 108,676 shares, of Series A Preferred Stock issued on January 16, 2009 in conjunction with our participation in the CPP. Upon redemption, a one-time non-cash reduction to net income available to common shareholders of $1.8 million, or $0.06 per common share, was recorded for the remaining unamortized discount of the preferred stock. Refer to Item 8, Note 23 Regulatory Matters, of this Report for additional disclosures regarding capital requirements.

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

We utilized the average of daily and monthly historical volatility for purposes of this valuation. We did not repurchase the warrant concurrently with the redemption of the preferred stock in 2011. The warrant remains outstanding as of the December 31, 2013. The U.S. Treasury had agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant, but sold the warrant in 2013, and the buyer is not under any restrictions with regard to voting power of the stock if the warrant is exercised. The warrant will remain outstanding until January 2019 or until it is exercised by the owner at the exercise price of $31.53 per share.

NOTE 25. SEGMENTS

We operate three reportable operating segments: Community Banking, Insurance and Wealth Management.

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

The following represents total assets by reportable operating segment as of December 31:

(dollars in thousands)	2013	2012
Community Banking	$4,524,939	$4,516,194
Insurance	6,926	9,302
Wealth Management	1,325	1,206
Total Assets	$4,533,190	$4,526,702

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

	For the Year Ended December 31, 2013
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$153,450	$2	$517	$(213)	$153,756
Interest expense	16,508	—	—	(1,945)	14,563
Net interest income (expense)	136,942	2	517	1,732	139,193
Provision for loan losses	8,311	—	—	—	8,311
Noninterest income	34,649	5,483	10,662	733	51,527
Noninterest expense	91,737	5,043	9,535	5,979	112,294
Depreciation expense	3,430	47	30	—	3,507
Amortization of intangible assets	1,492	51	48	—	1,591
Provision (benefit) for income taxes	17,212	120	660	(3,514)	14,478
Net Income (Loss)	$49,409	$224	$906	$—	$50,539

	For the Year Ended December 31, 2012
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$155,865	$1	$454	$(69)	$156,251
Interest expense	22,135	—	—	(1,111)	21,024
Net interest income (expense)	133,730	1	454	1,042	135,227
Provision for loan losses	22,815	—	—	—	22,815
Noninterest income	36,422	5,262	9,788	440	51,912
Noninterest expense	97,687	5,415	9,448	4,692	117,242
Depreciation expense	3,833	48	31	—	3,912
Amortization of intangible assets	1,600	52	57	—	1,709
Provision (benefit) for income taxes	10,207	(88)	352	(3,210)	7,261
Net Income (Loss)	$34,010	$(164)	$354	$—	$34,200

NOTE 25. SEGMENTS — continued

	For the Year Ended December 31, 2011
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated

Interest income	$164,738	$1	$307	$33	$165,079
Interest expense	27,692	291	—	(250)	27,733
Net interest income (expense)	137,046	(290)	307	283	137,346
Provision for loan losses	15,609	—	—	—	15,609
Noninterest income	30,195	5,236	8,328	298	44,057
Noninterest expense	81,180	5,199	7,302	4,236	97,917
Depreciation expense	4,165	57	32	—	4,254
Amortization of intangible assets	1,619	52	66	—	1,737
Provision (benefit) for income taxes	17,911	(127)	493	(3,655)	14,622
Net Income (Loss)	$46,757	$(235)	$742	$—	$47,264

NOTE 26. OTHER NONINTEREST EXPENSE

Other noninterest expense is presented in the table below:

	Years Ended December 31,
(dollars in thousands)	2013	2012	2011

Other noninterest expenses:
Joint venture amortization	$4,095	$4,199	$3,302
Amortization of intangibles	1,591	1,709	1,737
Other real estate owned	445	2,166	1,518
Other	14,802	16,959	12,129
Total Other Noninterest Expenses	$20,933	$25,033	$18,686

NOTE 27. SELECTED FINANCIAL DATA

The following table presents selected financial data for the most recent eight quarters.

	2013				2012
(dollars in thousands, except per share data) (unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

SUMMARY OF OPERATIONS
Interest income	$38,779	$38,581	$38,553	$37,843	$38,920	$38,820	$39,370	$39,140
Interest expense	3,125	3,307	3,957	4,174	4,629	5,025	5,551	5,819
Provision for loan losses	1,562	3,419	1,023	2,307	4,215	2,305	7,023	9,272
Net interest income after provision for loan losses	34,092	31,855	33,573	31,362	30,076	31,490	26,796	24,049
Security gains, net	—	3	—	2	—	2,170	6	840
Noninterest income	11,312	12,539	12,867	14,804	11,565	12,576	12,525	12,229
Noninterest expense	29,447	27,943	28,386	31,616	29,717	31,018	29,344	32,783
Income before taxes	15,957	16,454	18,054	14,552	11,924	15,218	9,983	4,335
Provision for income taxes	4,098	4,207	3,951	2,222	2,400	2,623	1,383	855
Net Income Available to Common Shareholders	$11,859	$12,247	$14,103	$12,330	$9,524	$12,595	$8,600	$3,480
Per Share Data
Common earnings per share—diluted	$0.40	$0.41	$0.47	$0.41	$0.32	$0.43	$0.30	$0.12
Dividends declared per common share	0.16	0.15	0.15	0.15	0.15	0.15	0.15	0.15
Common book value	19.21	18.68	18.39	18.32	18.08	17.97	17.65	17.47

NOTE 28. SALE OF MERCHANT CARD SERVICING BUSINESS

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

S&T Bancorp, Inc. and subsidiaries:

We have audited S&T Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

S&T Bancorp, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S&T Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

February 21, 2014

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of December 31, 2013. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed S&T’s system of internal control over financial reporting as of December 31, 2013, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management concludes that, as of December 31, 2013, S&T’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (1992).”

KPMG LLP, independent registered public accounting firm, has issued a report on the effectiveness of S&T’s internal control over financial reporting as of December 31, 2013, which is included herein.

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

Item 9B.  OTHER INFORMATION

Not applicable

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of Form 10-K is incorporated herein from the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance”, “Election of Directors”, “Executive Officers of the Registrant” and “Corporate Governance and Board and Committee Meetings” in our proxy statement relating to our May 19, 2014 annual meeting of shareholders.

Item 11.  EXECUTIVE COMPENSATION

This information required by Part III, Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis;” “Executive Compensation;” “Director Compensation;” “Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” in our proxy statement relating to our May 19, 2014 annual meeting of shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Part III, Item 12 of Form 10-K is incorporated from the sections entitled “Principal Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement relating to our May 19, 2014 annual meeting of shareholders.

EQUITY COMPENSATION PLAN INFORMATION UPDATE

The following table provides information as of December 31, 2013 related to the equity compensation plans in effect at that time.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders(1)	428,900	$37.361	—
Equity compensation plans not approved by shareholders	—	—	—
Total	428,900	$37.361	—
(1)	Awards granted under the 2003 Incentive Stock Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Director Independence” in our proxy statement relating to our May 19, 2014 annual meeting of shareholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Part III, Item 14 of Form 10-K is incorporated herein from the section entitled “Independent Registered Public Accounting Firm” in our proxy statement relating to our May 19, 2014 annual meeting of shareholders.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report.

Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this Report. No financial statement schedules are being filed because the required information is inapplicable or is presented in the Consolidated Financial Statements or related notes.

(b) Exhibits
2.1	Agreement and Plan of Merger, dated as of September 14, 2011, between S&T Bancorp, Inc. and Mainline Bancorp, Inc. Filed as Exhibit 2.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on September 16, 2011 and incorporated herein by reference.

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of January 27, 2012, between S&T Bancorp, Inc. and Mainline Bancorp, Inc., dated September 14, 2012. Filed as Exhibit A to Form S-4 Registration Statement (No. 333-178424) dated January 30, 2012 and incorporated herein by reference.

2.3	Agreement and Plan of Merger, dated March 29, 2012, between S&T Bancorp, Inc. and Gateway Bank of Pennsylvania filed as Exhibit 2.1 to the S&T Bancorp, Inc. Current Report on Form 8-K filed on April 3, 2012 and incorporated herein by reference.

3.1	Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit B to Registration Statement (No. 2-83565) on Form S-4 of S&T Bancorp, Inc., dated May 5, 1983, and incorporated herein by reference.

3.2	Amendment to Articles of Incorporation of S&T Bancorp, Inc. Filed as Exhibit 3.2 to Form S-4 Registration Statement (No. 33-02600) dated January 15, 1986, and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective May 8, 1989, incorporated herein by reference. Filed as exhibit 3.3 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective July 21, 1995. Filed as exhibit 3.4 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated herein by reference.

3.5	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective June 18, 1998. Filed as exhibit 3.5 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ending December 31, 1998 and incorporated herein by reference.

3.6	Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective April 21, 2008. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q filed on August 7, 2008 and incorporated herein by reference.

3.7	Certificate of Designations for the Series A Preferred Stock. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 15, 2009 and incorporated herein by reference.

3.8	By-laws of S&T Bancorp, Inc., as amended, April 21, 2008. Filed as Exhibit 3.2 to S&T Bancorp, Inc. Quarterly Report on Form 10-Q filed on August 7, 2008 and incorporated herein by reference.

10.2	S&T Bancorp, Inc. 2003 Incentive Stock Plan. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-111557) dated December 24, 2003 and incorporated herein by reference.*

10.3	S&T Bancorp, Inc. Thrift Plan for Employees of S&T Bank, as amended and restated. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-156541) dated December 31, 2008 and incorporated herein by reference.*

(b) Exhibits

10.4	Dividend Reinvestment and Stock Purchase Plan of S&T Bancorp, Inc. Filed as Exhibit 4.2 to Form S-3 Registration Statement (No. 333-156555) dated January 2, 2009 and incorporated herein by reference. Filed as Exhibit 4.2 to S&T Bancorp, Inc. on Form S-8 filed on January 2, 2009 and incorporated herein by reference.*

10.5	Severance Agreement, by and between Todd D. Brice and S&T Bancorp, Inc., dated December 31, 2008. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 2, 2009 and incorporated herein by reference.*

10.6	Severance Agreement, by and between David G. Antolik and S&T Bancorp, Inc. dated December 31, 2008. Filed as Exhibit 10.4 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 2, 2009 and incorporated herein by reference.*

10.7	Severance Agreement, by and between Mark Kochvar and S&T Bancorp, Inc. dated as of January 1, 2009. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on February 26, 2010 and incorporated herein by reference.*

10.8	Severance Agreement, by and between David Ruddock and S&T Bancorp, Inc. dated as of January 1, 2009.

10.9	S&T Bancorp, Inc. 2014 Incentive Plan. *

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Principal Financial Officer.

101	The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 is formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
02/21/14
Todd D. Brice President and Chief Executive Officer (Principal Executive Officer)	Date

02/21/14
Mark Kochvar Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Todd D. Brice	President and Chief Executive Officer (Principal Executive Officer)	02/21/14

Mark Kochvar	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	02/21/14

/s/ Melanie Lazzari Melanie Lazzari	Senior Vice President, Controller	02/21/14

John J. Delaney	Director	02/21/14

* Michael J. Donnelly	Director	02/21/14

* William J. Gatti	Director	02/21/14

SIGNATURE	TITLE	DATE

/s/ Jeffrey D. Grube Jeffrey D. Grube	Director	02/21/14

/s/ Frank W. Jones Frank W. Jones	Director	02/21/14

/s/ Joseph A. Kirk Joseph A. Kirk	Director	02/21/14

David L. Krieger	Director	02/21/14

James C. Miller	Director	02/21/14

/s/ Fred J. Morelli Jr. Fred J. Morelli, Jr.	Director	02/21/14

/s/ Frank J. Palermo Jr. Frank J. Palermo, Jr.	Director	02/21/14

Charles A. Spadafora	Director	02/21/14

* Christine J. Toretti	Director	02/21/14

* Charles G. Urtin	Chairman of the Board and Director	02/21/14

*By: /s/ Joseph A. Kirk Joseph A. Kirk Attorney-in-fact	Director	02/21/14