Form 10-Q
period 2014-03-31
S&T BANCORP INC
filed 2014-05-07
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            To
Commission file number 0-12508
______________________________________
S&T BANCORP, INC.
(Exact name of registrant as specified in its charter)
______________________________________

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
Common Stock, $2.50 Par Value - 29,716,749 shares as of April 30, 2014

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
(dollars in thousands, except share and per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $114,061 and $53,594 at March 31, 2014 and December 31, 2013	$185,303	$108,356
Securities available-for-sale, at fair value	551,896	509,425
Loans held for sale	1,133	2,136
Portfolio loans, net of unearned income	3,627,896	3,566,199
Allowance for loan losses	(46,616)	(46,255)
Portfolio loans, net	3,581,280	3,519,944
Bank owned life insurance	60,910	60,480
Premises and equipment, net	36,239	36,615
Federal Home Loan Bank and other restricted stock, at cost	11,963	13,629
Goodwill	175,820	175,820
Other intangible assets, net	3,443	3,759
Other assets	99,000	103,026
Total Assets	$4,706,987	$4,533,190
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,032,372	$992,779
Interest-bearing demand	312,477	312,790
Money market	360,414	281,403
Savings	1,034,388	994,805
Certificates of deposit	1,128,630	1,090,531
Total Deposits	3,868,281	3,672,308
Securities sold under repurchase agreements	38,434	33,847
Short-term borrowings	100,000	140,000
Long-term borrowings	21,226	21,810
Junior subordinated debt securities	45,619	45,619
Other liabilities	49,776	48,300
Total Liabilities	4,123,336	3,961,884
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—31,197,365 shares at March 31, 2014 and December 31, 2013 Outstanding—29,718,126 shares at March 31, 2014 and 29,737,725 shares at December 31, 2013	77,993	77,993
Additional paid-in capital	78,325	78,140
Retained earnings	477,790	468,158
Accumulated other comprehensive income (loss)	(9,648)	(12,694)
Treasury stock (1,479,239 shares at March 31, 2014 and 1,459,640 shares at December 31, 2013, at cost)	(40,809)	(40,291)
Total Shareholders’ Equity	583,651	571,306
Total Liabilities and Shareholders’ Equity	$4,706,987	$4,533,190
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2014	2013
INTEREST INCOME
Loans, including fees	$35,649	$35,045
Investment Securities:
Taxable	1,983	1,863
Tax-exempt	929	833
Dividends	104	102
Total Interest Income	38,665	37,843
INTEREST EXPENSE
Deposits	2,510	3,202
Borrowings and junior subordinated debt securities	564	972
Total Interest Expense	3,074	4,174
NET INTEREST INCOME	35,591	33,669
Provision for loan losses	289	2,307
Net Interest Income After Provision for Loan Losses	35,302	31,362
NONINTEREST INCOME
Securities gains, net	1	2
Wealth management fees	2,955	2,576
Service charges on deposit accounts	2,509	2,448
Debit and credit card fees	2,502	2,451
Insurance fees	1,677	1,775
Mortgage banking	132	482
Gain on sale of merchant card servicing business	—	3,093
Other	1,640	1,979
Total Noninterest Income	11,416	14,806
NONINTEREST EXPENSE
Salaries and employee benefits	15,376	16,067
Net occupancy	2,230	2,169
Data processing	2,095	2,664
Furniture and equipment	1,271	1,308
Professional services and legal	663	974
Other taxes	631	999
FDIC insurance	631	776
Marketing	618	689
Other	5,399	5,970
Total Noninterest Expense	28,914	31,616
Income Before Taxes	17,804	14,552
Provision for income taxes	3,771	2,222
Net Income	$14,033	$12,330
Earnings per share—basic	$0.47	$0.41
Earnings per share—diluted	0.47	0.41
Dividends declared per share	0.16	0.15
Comprehensive Income	$17,079	$11,569
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2013	$77,993	$77,458	$436,039	$(13,582)	$(40,486)	$537,422
Net income for three months ended March 31, 2013	—	—	12,330	—	—	12,330
Other comprehensive income (loss), net of tax	—	—	—	(761)	—	(761)
Cash dividends declared ($0.15 per share)	—	—	(4,460)	—	—	(4,460)
Treasury stock issued for restricted awards (3,989 shares, net of 11,477 forfeitures)	—	—	206	—	(206)	—
Recognition of restricted stock compensation expense	—	118	—	—	—	118
Tax expense from stock-based compensation	—	(35)	—	—	—	(35)
Balance at March 31, 2013	$77,993	$77,541	$444,115	$(14,343)	$(40,692)	$544,614

Balance at January 1, 2014	$77,993	$78,140	$468,158	$(12,694)	$(40,291)	$571,306
Net income for three months ended March 31, 2014	—	—	14,033	—	—	14,033
Other comprehensive income (loss), net of tax	—	—	—	3,046	—	3,046
Cash dividends declared ($0.16 per share)	—	—	(4,758)	—	—	(4,758)
Treasury stock issued for restricted awards (0 shares, net of 19,599 forfeitures)	—	—	357	—	(518)	(161)
Recognition of restricted stock compensation expense	—	185	—	—	—	185
Tax expense from stock-based compensation	—	—	—	—	—	—
Balance at March 31, 2014	$77,993	$78,325	$477,790	$(9,648)	$(40,809)	$583,651
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$14,033	$12,330
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	289	2,307
Provision for unfunded loan commitments	(57)	753
Depreciation and amortization	1,115	1,590
Net amortization of discounts and premiums	966	861
Stock-based compensation expense	135	117
Securities gains, net	(1)	(2)
Net gain on sale of merchant card servicing business	—	(3,093)
Tax expense from stock-based compensation	—	35
Mortgage loans originated for sale	(4,897)	(17,742)
Proceeds from the sale of loans	5,922	37,661
Gain on the sale of loans, net	(22)	(329)
Net increase in interest receivable	(543)	(776)
Net decrease in interest payable	(284)	(1,094)
Net decrease in other assets	3,648	1,865
Net increase (decrease) in other liabilities	2,061	(20,029)
Net Cash Provided by Operating Activities	22,365	14,454
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(60,559)	(33,302)
Proceeds from maturities, prepayments and calls of securities available-for-sale	21,598	13,426
Proceeds from sales of securities available-for-sale	—	94
Net proceeds from the redemption of Federal Home Loan Bank stock	1,666	2,129
Net increase in loans	(62,749)	(39,284)
Purchases of premises and equipment	(457)	(652)
Proceeds from the sale of premises and equipment	64	142
Proceeds from the sale of merchant card servicing business	—	4,750
Net Cash Used in Investing Activities	(100,437)	(52,697)
FINANCING ACTIVITIES
Net increase (decrease) in core deposits	157,874	(28,866)
Net increase in certificates of deposit	38,061	28,808
Net increase in securities sold under repurchase agreements	4,587	1,775
Net decrease in short-term borrowings	(40,000)	(25,000)
Repayments of long-term borrowings	(584)	(10,566)
Treasury shares (purchased) sold-net	(161)	—
Cash dividends paid to common shareholders	(4,758)	(4,460)
Tax expense from stock-based compensation	—	(35)
Net Cash Provided by (Used in) Financing Activities	155,019	(38,344)
Net increase (decrease) in cash and cash equivalents	76,947	(76,587)
Cash and cash equivalents at beginning of period	108,356	337,711
Cash and Cash Equivalents at End of Period	$185,303	$261,124
Supplemental Disclosures
Interest paid	$3,358	$5,268
Income taxes paid, net of refunds	—	(45)
Transfers of loans to other real estate owned	186	126
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission, or SEC, on February 21, 2014. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.
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

Recently Adopted Accounting Standards Updates, or ASU
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Tax Credit Carry forward Exists
In July 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Tax Credit Carry forward Exists. The ASU requires that entities should present an unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss, or NOL, or similar tax loss or tax credit carry forward rather than as a liability when the uncertain tax position would reduce the NOL or other carry forward under the tax law. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU had no impact on our results of operations or financial position.
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
Recently Issued Accounting Standards Updates not yet Adopted
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies to all entities that dispose of components. It will

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION – continued

significantly change current practices for assessing discontinued operations and affect an entity’s income and earnings per share from continuing operations. An entity is required to reclassify assets and liabilities of a discontinued operation that are classified as held for sale or disposed of in the current period for all comparative periods presented. The ASU requires that an entity present in the statement of cash flows or disclose in a note either total operating and investing cash flows for discontinued operations, or depreciation, amortization, capital expenditures and significant operating and investing noncash items related to discontinued operations. Additional disclosures are required when an entity retains significant continuing involvement with a discontinued operation after its disposal, including the amount of cash flows to and from a discontinued operation. The new standard applies prospectively after the effective date of December 15, 2014, and early adoption is permitted. We do not expect that this ASU will have a material impact on our results of operations or financial position.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. EARNINGS PER SHARE
The following table reconciles the numerators and denominators of basic earnings per share with that of diluted earnings per share for the periods presented:

	Three Months Ended March 31,
(dollars in thousands, except shares and per share data)	2014	2013
Numerator for Earnings per Share—Basic:
Net income	$14,033	$12,330
Less: Income allocated to participating shares	35	45
Net Income Allocated to Shareholders	$13,998	$12,285
Numerator for Earnings per Share—Diluted:
Net income	14,033	12,330
Net Income Available to Shareholders	$14,033	$12,330
Denominators:
Weighted Average Shares Outstanding—Basic	29,660,794	29,621,453
Add: Dilutive potential shares	37,253	52,953
Denominator for Treasury Stock Method—Diluted	29,698,047	29,674,406
Weighted Average Shares Outstanding—Basic	29,660,794	29,621,453
Add: Average participating shares outstanding	74,237	108,249
Denominator for Two-Class Method—Diluted	29,735,031	29,729,702
Earnings per share—basic	$0.47	$0.41
Earnings per share—diluted	$0.47	$0.41
Warrants considered anti-dilutive excluded from dilutive potential shares	517,012	517,012
Stock options considered anti-dilutive excluded from dilutive potential shares	428,863	655,573
Restricted stock considered anti-dilutive excluded from dilutive potential shares	36,984	55,296

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENT
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
Recurring Basis
Securities Available-for-Sale
Securities available-for-sale include both debt and equity securities. We obtain fair values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. We validate prices received from our pricing service through comparison to a secondary pricing service and broker quotes. We review the methodologies of the pricing service which provides us with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of our debt securities. The market evaluation sources for debt securities include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models and vast descriptive terms and conditions databases, as well as extensive quality control programs.
Marketable equity securities that have an active, quotable market are classified as Level 1. Marketable equity securities that are quotable, but are thinly traded or inactive, are classified as Level 2. Marketable equity securities that are not readily traded and do not have a quotable market are classified as Level 3.
Trading Assets
We use quoted market prices to determine the fair value of our trading assets. Our trading assets are held in a Rabbi Trust under a deferred compensation plan and are invested in readily quoted mutual funds. Accordingly, these assets are classified as Level 1.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENT – continued

Derivative Financial Instruments
We use derivative instruments including interest rate swaps for commercial loans with our customers and we sell mortgage loans in the secondary market and enter into interest rate lock commitments. We calculate the fair value for derivatives using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity, and uses observable market based inputs, such as interest rate curves and implied volatilities. Accordingly, derivatives are classified as Level 2.
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
Mortgage Servicing Rights
The fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor affecting the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. The valuation model includes significant unobservable inputs; therefore, MSRs are classified as Level 3.
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

NOTE 3. FAIR VALUE MEASUREMENT – continued

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
Loans
The fair value of variable rate performing loans that may reprice frequently at short-term market rates is based on carrying values adjusted for credit risk. The fair value of variable rate performing loans that reprice at intervals of one year or longer, such as adjustable rate mortgage products, is estimated using discounted cash flow analyses that utilize interest rates currently being offered for similar loans and adjusted for credit risk. The fair value of fixed rate performing loans is estimated using discounted cash flow analyses that utilize interest rates currently being offered for similar loans and adjusted for credit risk. The fair value of nonperforming loans is based on their carrying values less any specific reserve. The carrying amount of accrued interest approximates fair value.
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

NOTE 3. FAIR VALUE MEASUREMENT – continued

Other
Estimates of fair value are not made for items that are not defined as financial instruments, including such items as our core deposit intangibles and the value of our trust operations.
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at March 31, 2014 and December 31, 2013. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	March 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$—	$264,184	$—	$264,184
Collateralized mortgage obligations of U.S. government corporations and agencies	—	62,439	—	62,439
Residential mortgage-backed securities of U.S. government corporations and agencies	—	47,552	—	47,552
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	39,321	—	39,321
Obligations of states and political subdivisions	—	129,197	—	129,197
Marketable equity securities	190	9,013	—	9,203
Total securities available-for-sale	190	551,706	—	551,896
Trading securities held in a Rabbi Trust	2,931	—	—	2,931
Total securities	3,121	551,706	—	554,827
Derivative financial assets:
Interest rate swaps	—	13,433	—	13,433
Interest rate lock commitments	—	93	—	93
Forward sale contracts	—	5	—	5
Total Assets	$3,121	$565,237	$—	$568,358
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$13,390	$—	$13,390
Total Liabilities	$—	$13,390	$—	$13,390

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENT – continued

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
We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market. The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine the fair value:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Balance at beginning of period	$—	$300
Total gains included in other comprehensive income(1)	—	12
Net purchases, sales, issuances and settlements	—	—
Transfers out of Level 3	—	—
Balance at end of period	$—	$312
(1) Changes in estimated fair value of available-for-sale investments are recorded in accumulated other comprehensive income (loss), while realized gains and losses from sales are recorded in security gains (losses), net in the Consolidated Statements of Comprehensive Income.

We may be required to measure certain assets and liabilities on a nonrecurring basis. The following table presents our assets that were measured at fair value on a nonrecurring basis by the fair value hierarchy level at March 31, 2014 and December 31, 2013. There were no liabilities measured at fair value on a nonrecurring basis during these periods. We had no loans held for sale that were recorded at fair value at March 31, 2014.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENT – continued

	March 31, 2014				December 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Loans held for sale	$—	$—	$—	$—	$—	$—	$1,516	$1,516
Impaired loans	—	—	16,398	16,398	—	—	19,197	19,197
Other real estate owned	—	—	318	318	—	—	317	317
Mortgage servicing rights	—	—	1,343	1,343	—	—	1,025	1,025
Total Assets	$—	$—	$18,059	$18,059	$—	$—	$22,055	$22,055

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENT – continued

The carrying values and fair values of our financial instruments at March 31, 2014 and December 31, 2013 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at March 31, 2014
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$185,303	$185,303	$185,303	$—	$—
Securities available-for-sale	551,896	551,896	190	551,706	—
Loans held for sale	1,133	1,150	—	—	1,150
Portfolio loans, net of unearned income	3,627,896	3,599,775	—	—	3,599,775
Bank owned life insurance	60,910	60,910	—	60,910	—
FHLB and other restricted stock	11,963	11,963	—	—	11,963
Trading securities held in a Rabbi Trust	2,931	2,931	2,931	—	—
Mortgage servicing rights	2,846	3,030	—	—	3,030
Interest rate swaps	13,433	13,433	—	13,433	—
Interest rate lock commitments	93	93	—	93	—
Forward sale contracts	5	5	—	5	—
LIABILITIES
Deposits	$3,868,281	$3,871,384	$—	$—	$3,871,384
Securities sold under repurchase agreements	38,434	38,434	—	—	38,434
Short-term borrowings	100,000	100,000	—	—	100,000
Long-term borrowings	21,226	22,337	—	—	22,337
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	13,390	13,390	—	13,390	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2013
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$108,356	$108,356	$108,356	$—	$—
Securities available-for-sale	509,425	509,425	202	509,223	—
Loans held for sale	2,136	2,139	—	—	2,139
Portfolio loans, net of unearned income	3,566,199	3,538,072	—	—	3,538,072
Bank owned life insurance	60,480	60,480	—	60,480	—
FHLB and other restricted stock	13,629	13,629	—	—	13,629
Trading securities held in a Rabbi Trust	2,864	2,864	2,864	—	—
Mortgage servicing rights	2,919	3,143	—	—	3,143
Interest rate swaps	13,698	13,698	—	13,698	—
Interest rate lock commitments	85	85	—	85	—
Forward sale contracts	34	34	—	34	—
LIABILITIES
Deposits	$3,672,308	$3,673,624	$—	$—	$3,673,624
Securities sold under repurchase agreements	33,847	33,847	—	—	33,847
Short-term borrowings	140,000	140,000	—	—	140,000
Long-term borrowings	21,810	22,924	—	—	22,924
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	13,647	13,647	—	13,647	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE
The following table indicates the composition of the securities available-for-sale portfolio as of the dates presented:

	March 31, 2014				December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government corporations and agencies	$264,291	$2,109	$(2,216)	$264,184	$235,181	$2,151	$(2,581)	$234,751
Collateralized mortgage obligations of U.S. government corporations and agencies	62,114	693	(368)	62,439	63,776	601	(603)	63,774
Residential mortgage-backed securities of U.S. government corporations and agencies	46,519	1,424	(391)	47,552	47,934	1,420	(685)	48,669
Commercial mortgage-backed securities of U.S. government corporations and agencies	40,227	13	(919)	39,321	40,357	—	(1,305)	39,052
Obligations of states and political subdivisions	127,665	2,481	(949)	129,197	115,572	1,294	(2,602)	114,264
Debt Securities	540,816	6,720	(4,843)	542,693	502,820	5,466	(7,776)	500,510
Marketable equity securities	7,579	1,624	—	9,203	7,579	1,336	—	8,915
Total	$548,395	$8,344	$(4,843)	$551,896	$510,399	$6,802	$(7,776)	$509,425

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables indicate the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	March 31, 2014
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses
Obligations of U.S. government corporations and agencies	19	$171,730	$(2,216)	—	$—	$—	$171,730	19	$(2,216)
Collateralized mortgage obligations of U.S. government corporations and agencies	3	39,265	(368)	—	—	—	39,265	3	(368)
Residential mortgage-backed securities of U.S. government corporations and agencies	3	23,002	(391)	—	—	—	23,002	3	(391)
Commercial mortgage-backed securities of U.S. government corporations and agencies	3	30,436	(919)	—	—	—	30,436	3	(919)
Obligations of states and political subdivisions	11	29,662	(401)	2	10,370	(548)	40,032	13	(949)
Debt Securities	39	294,095	(4,295)	2	10,370	(548)	304,465	41	(4,843)
Marketable equity securities	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Securities	39	$294,095	$(4,295)	2	$10,370	$(548)	$304,465	41	$(4,843)

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses
Obligations of U.S. government corporations and agencies	16	$126,017	$(2,581)	—	$—	$—	$126,017	16	$(2,581)
Collateralized mortgage obligations of U.S. government corporations and agencies	3	39,522	(603)	—	—	—	39,522	3	(603)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	22,822	(685)	—	—	—	22,822	2	(685)
Commercial mortgage-backed securities of U.S. government corporations and agencies	4	39,052	(1,305)	—	—	—	39,052	4	(1,305)
Obligations of states and political subdivisions	16	47,529	(1,739)	2	10,088	(863)	57,617	18	(2,602)
Debt Securities	41	274,942	(6,913)	2	10,088	(863)	285,030	43	(7,776)
Marketable equity securities	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Securities	41	$274,942	$(6,913)	2	$10,088	$(863)	$285,030	43	$(7,776)

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

We do not believe any individual unrealized loss as of March 31, 2014 represents an other than temporary impairment, or OTTI. As of March 31, 2014, the unrealized losses on 41 debt securities were attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There were no unrealized losses on marketable equity securities as of March 31, 2014. We do not intend to sell and it is not more likely that not that we will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of their amortized cost.
Net unrealized gains of $2.3 million and a net unrealized loss of $0.6 million were included in accumulated other comprehensive loss, net of tax, at March 31, 2014 and December 31, 2013. Unrealized gains of $5.4 million and $4.4 million, net of tax, were netted against unrealized losses of $3.1 million and $5.0 million, at these same dates. During the periods ended March 31, 2014 and 2013, reclassifications out of accumulated other comprehensive income were insignificant.
The amortized cost and fair value of securities available-for-sale at March 31, 2014, by contractual maturity, are included in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$14,180	$14,306
Due after one year through five years	183,013	183,694
Due after five years through ten years	103,528	103,277
Due after ten years	91,235	92,104
	391,956	393,381
Collateralized mortgage obligations of U.S. government corporations and agencies	62,114	62,439
Residential mortgage-backed securities of U.S. government corporations and agencies	46,519	47,552
Commercial Mortgage-backed securities of U.S. government corporations and agencies	40,227	39,321
Debt Securities	540,816	542,693
Marketable equity securities	7,579	9,203
Total	$548,395	$551,896
At March 31, 2014 and December 31, 2013, securities with carrying values of $345.9 million and $243.2 million were pledged for various regulatory and legal requirements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE
     Loans are presented net of unearned income of $1.2 million and $1.3 million at March 31, 2014 and December 31, 2013. The following table indicates the composition of the loans as of the dates presented:

(dollars in thousands)	March 31, 2014	December 31, 2013
Commercial
Commercial real estate	$1,607,958	$1,607,756
Commercial and industrial	884,870	842,449
Commercial construction	167,432	143,675
Total Commercial Loans	2,660,260	2,593,880
Consumer
Residential mortgage	490,120	487,092
Home equity	410,695	414,195
Installment and other consumer	64,561	67,883
Consumer construction	2,260	3,149
Total Consumer Loans	967,636	972,319
Total Portfolio Loans	3,627,896	3,566,199
Loans held for sale	1,133	2,136
Total Loans	$3,629,029	$3,568,335

We attempt to limit our exposure to credit risk by diversifying our loan portfolio and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by monitoring the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 73 percent of total portfolio loans at March 31, 2014 and December 31, 2013. Within our commercial portfolio, the commercial real estate, or CRE, and commercial construction portfolios combined comprised 67 percent of total commercial loans and 49 percent of total portfolio loans at March 31, 2014 and 68 percent of total commercial loans and 49 percent of total portfolio loans at December 31, 2013. Further segmentation of the CRE and commercial construction portfolios by industry and collateral type revealed no concentration in excess of nine percent of total loans at either March 31, 2014 or December 31, 2013. The majority of both commercial and consumer loans are made to businesses and individuals in Western Pennsylvania resulting in a geographic concentration. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Management believes underwriting guidelines, active monitoring of economic conditions and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio. Only the CRE and commercial construction portfolios combined have any significant out-of-state exposure, with 24 percent of the combined portfolio and 12 percent of total loans being out-of-state loans at March 31, 2014 and 23 percent of the combined portfolio and 11 percent of total loans being out-of-state loans at December 31, 2013. Our CRE and commercial construction portfolios combined out-of-state exposure, excluding the contiguous states of Ohio, West Virginia, New York and Maryland, was 7.3 percent of the combined portfolio and 3.6 percent of total loans at March 31, 2014 and 7.9 percent of the combined portfolio and 3.9 percent of total loans at December 31, 2013.
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
We individually evaluate all substandard commercial loans that have experienced a forbearance or change in terms agreement, as well as all substandard consumer and residential mortgage loans that entered into an agreement to modify their existing loan to determine if they should be designated as TDRs. All TDRs are considered to be impaired loans and will be reported as impaired loans for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement. Further, all impaired loans are reported as nonaccrual loans unless the loan is a TDR that has met the requirements to be returned to

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

accruing status. TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring.
The following table summarizes the restructured loans as of the dates presented:

	March 31, 2014			December 31, 2013
(dollars in thousands)	Accruing TDRs	Nonaccruing TDRs	Total TDRs	Accruing TDRs	Nonaccruing TDRs	Total TDRs
Commercial real estate	$15,538	$3,529	$19,067	$19,711	$3,898	$23,609
Commercial and industrial	7,453	2,138	9,591	7,521	1,884	9,405
Commercial construction	6,352	1,969	8,321	5,338	2,708	8,046
Residential mortgage	2,692	1,394	4,086	2,581	1,356	3,937
Home equity	3,878	237	4,115	3,924	218	4,142
Installment and other consumer	146	2	148	154	3	157
Total	$36,059	$9,269	$45,328	$39,229	$10,067	$49,296
We did not return any TDRs to accruing status during the three months ended March 31, 2014. One TDR for $0.2 million was returned to accruing status during the three months ended March 31, 2013.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

The following tables present the restructured loans for the three month periods ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31, 2014
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	—	$—	$—	$—
Chapter 7 bankruptcy(2)	—	—	—	—
Commercial and industrial
Principal deferral	—	—	—	—
Chapter 7 bankruptcy(2)	1	287	286	(1)
Commercial Construction
Principal deferral	1	1,019	1,019	—
Residential mortgage
Principal deferral	—	—	—	—
Chapter 7 bankruptcy(2)	4	277	276	(1)
Home equity
Principal deferral	—	—	—	—
Chapter 7 bankruptcy(2)	6	225	210	(15)
Installment and other consumer
Chapter 7 bankruptcy(2)	—	—	—	—
Total by Concession Type
Principal deferral	1	1,019	1,019	—
Chapter 7 bankruptcy(2)	11	789	772	(17)
Total	12	$1,808	$1,791	$(17)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

	Three Months Ended March 31, 2013
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	3	$1,541	$1,288	$(253)
Chapter 7 bankruptcy(2)	3	205	204	(1)
Commercial and industrial
Principal deferral	1	392	387	(5)
Chapter 7 bankruptcy(2)	1	3	3	—
Commercial Construction
Principal deferral	—	—	—	—
Residential mortgage
Principal deferral	2	153	153	—
Chapter 7 bankruptcy(2)	6	269	269	—
Home equity
Principal deferral	1	174	45	(129)
Chapter 7 bankruptcy(2)	6	162	162	—
Installment and other consumer
Chapter 7 bankruptcy(2)	6	73	73	—
Total by Concession Type
Principal deferral	7	2,260	1,873	(387)
Chapter 7 bankruptcy(2)	22	712	711	(1)
Total	29	$2,972	$2,584	$(388)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

For the three months ended March 31, 2014, we modified a $0.4 million commercial and industrial, or C&I, loan that was not considered to be a TDR because we were adequately compensated for the modification through additional collateral and a higher interest rate. As of March 31, 2014 we have no commitments to lend additional funds on any TDRs.
Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. The following table is a summary of TDRs which defaulted during the three months ended March 31, 2014 and 2013 that had been restructured within the last twelve months prior to defaulting:

	Defaulted TDRs
	For the period ended March 31, 2014		For the period ended March 31, 2013
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate	—	$—	$—	$—
Commercial and Industrial	—	—	—	—
Commercial construction	—	—	—	—
Residential real estate	1	72	1	18
Home equity	—	—	2	118
Total	1	$72	$3	$136

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

The following table is a summary of nonperforming assets as of the dates presented:

(dollars in thousands)	March 31, 2014	December 31, 2013
Nonperforming Assets
Nonaccrual loans	$11,753	$12,387
Nonaccrual TDRs	9,269	10,067
Total nonaccrual loans	21,022	22,454
OREO	343	410
Total Nonperforming Assets	$21,365	$22,864
OREO consists of six properties and is included in other assets in the Consolidated Balance Sheets. It is our policy to obtain OREO appraisals on an annual basis.

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
The following are key risks within each portfolio segment:
CRE—Loans secured by commercial purpose real estate, including both owner occupied properties and investment properties, for various purposes such as hotels, strip malls and apartments. Operations of the individual projects as well as global cash flows of the debtors are the primary sources of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type as well as the business prospects of the lessee, if the project is not owner occupied.
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
We further assess risk within each portfolio segment by pooling loans with similar risk characteristics. For the commercial loan classes, the most important indicator of risk is the internally assigned risk rating, including pass, special mention and substandard. Consumer loans are pooled by type of collateral, lien position and loan to value ratio for consumer

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

real estate loans. Historical loss rates are applied to these loan pools to determine the reserve for loans collectively evaluated for impairment.
We continually monitor our ALL methodology to ensure that it is responsive to the current economic environment. No changes were made to our ALL methodology for the three months ended March 31, 2014.
Management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, nonperforming status and changes in risk ratings on a monthly basis.
The following tables present the age analysis of past due loans segregated by class of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$1,596,756	$937	$—	$10,265	$11,202	$1,607,958
Commercial and industrial	880,554	850	285	3,181	4,316	884,870
Commercial construction	162,142	3,314	—	1,976	5,290	167,432
Residential mortgage	485,205	1,757	210	2,948	4,915	490,120
Home equity	406,413	1,409	243	2,630	4,282	410,695
Installment and other consumer	64,240	254	45	22	321	64,561
Consumer construction	2,260	—	—	—	—	2,260
Totals	$3,597,570	$8,521	$783	$21,022	$30,326	$3,627,896

	December 31, 2013
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$1,595,590	$1,209	$207	$10,750	$12,166	$1,607,756
Commercial and industrial	836,276	2,599	278	3,296	6,173	842,449
Commercial construction	139,133	1,049	751	2,742	4,542	143,675
Residential mortgage	481,260	828	1,666	3,338	5,832	487,092
Home equity	408,777	2,468	659	2,291	5,418	414,195
Installment and other consumer	67,420	382	44	37	463	67,883
Consumer construction	3,149	—	—	—	—	3,149
Totals	$3,531,605	$8,535	$3,605	$22,454	$34,594	$3,566,199
We continually monitor the commercial loan portfolio through an internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower and are reviewed on an ongoing basis according to our internal policies. Loans within the pass rating generally have a lower risk of loss than loans risk rated as special mention or substandard.
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
Substandard—A substandard loan is not adequately protected by the net worth and/or paying capacity of the borrower or by the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	March 31, 2014
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$1,520,208	94.6%	$828,092	93.6%	$143,899	85.9%	$2,492,199	93.7%
Special mention	56,618	3.5%	41,572	4.7%	15,430	9.2%	113,620	4.2%
Substandard	31,132	1.9%	15,206	1.7%	8,103	4.9%	54,441	2.1%
Total	$1,607,958	100%	$884,870	100.0%	$167,432	100.0%	$2,660,260	100.0%

	December 31, 2013
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$1,519,720	94.5%	$792,029	94.0%	$119,177	82.9%	$2,430,926	93.7%
Special mention	57,073	3.6%	34,085	4.1%	15,621	10.9%	106,779	4.1%
Substandard	30,963	1.9%	16,335	1.9%	8,877	6.2%	56,175	2.2%
Total	$1,607,756	100.0%	$842,449	100.0%	$143,675	100.0%	$2,593,880	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables indicate the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	March 31, 2014
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$487,172	99.4%	$408,065	99.4%	$64,539	99.9%	$2,260	100.0%	$962,036	99.4%
Nonperforming	2,948	0.6%	2,630	0.6%	22	0.1%	—	—%	5,600	0.6%
Total	$490,120	100.0%	$410,695	100.0%	$64,561	100.0%	$2,260	100.0%	$967,636	100.0%

	December 31, 2013
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$483,754	99.3%	$411,904	99.4%	$67,846	99.9%	$3,149	100.0%	$966,653	99.4%
Nonperforming	3,338	0.7%	2,291	0.6%	37	0.1%	—	—%	5,666	0.6%
Total	$487,092	100.0%	$414,195	100.0%	$67,883	100.0%	$3,149	100.0%	$972,319	100.0%
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following table presents investments in loans considered to be impaired and related information on those impaired loans for the periods presented:

	March 31, 2014			December 31, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Without a related allowance recorded:
Commercial real estate	$22,219	$30,211	$—	$26,968	$35,474	$—
Commercial and industrial	9,766	9,893	—	9,580	9,703	—
Commercial construction	8,321	12,008	—	7,391	12,353	—
Consumer real estate	8,150	9,257	—	8,026	9,464	—
Other consumer	118	120	—	124	128	—
Total without a Related Allowance Recorded	48,574	61,489	—	52,089	67,122	—
With a related allowance recorded:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Commercial construction	—	—	—	681	1,383	25
Consumer real estate	50	50	50	53	53	53
Other consumer	30	30	15	33	33	19
Total with a Related Allowance Recorded	80	80	65	767	1,469	97
Total:
Commercial real estate	22,219	30,211	—	26,968	35,474	—
Commercial and industrial	9,766	9,893	—	9,580	9,703	—
Commercial construction	8,321	12,008	—	8,072	13,736	25
Consumer real estate	8,200	9,307	50	8,079	9,517	53
Other consumer	148	150	15	157	161	19
Total	$48,654	$61,569	$65	$52,856	$68,591	$97
As of March 31, 2014, CRE loans of $22.2 million comprised 45.7 percent of the total impaired loans of $48.7 million. These impaired loans are collateralized primarily by commercial real estate properties such as retail or strip malls, office buildings and various other types of commercial purpose properties. These loans are generally considered collateral dependent and charge-offs are recorded when a confirmed loss exists. Approximately $8.8 million of charge-offs have been recorded relating to these CRE loans over the life of these loans. It is our policy to order appraisals on an annual basis on impaired loans or sooner if facts and circumstances warrant. As of March 31, 2014, an estimated fair value less cost to sell of approximately $37.9 million existed for CRE impaired loans. We have current appraisals on all but $0.7 million of the $22.2 million of impaired CRE loans. We have not ordered an appraisal on this loan due to an outstanding settlement agreement with the borrower which would result in the collection of the remaining recorded investment in the loan.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans for the periods presented:

	For the Three Months Ended
	March 31, 2014		March 31, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance recorded:
Commercial real estate	$23,539	$167	$31,406	$241
Commercial and industrial	9,826	55	12,446	69
Commercial construction	8,324	57	17,332	134
Consumer real estate	8,258	103	9,680	59
Other consumer	121	1	98	—
Total without a Related Allowance Recorded	50,068	383	70,962	503
With a related allowance recorded:
Commercial real estate	—	—	4,480	—
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	51	1	—	—
Other consumer	32	1	—	—
Total with a Related Allowance Recorded	83	2	4,480	—
Total:
Commercial real estate	23,539	167	35,886	241
Commercial and industrial	9,826	55	12,446	69
Commercial construction	8,324	57	17,332	134
Consumer real estate	8,309	104	9,680	59
Other consumer	153	2	98	—
Total	$50,151	$385	$75,442	$503

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended March 31, 2014
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$18,921	$14,433	$5,374	$6,362	$1,165	$46,255
Charge-offs	(266)	(290)	(28)	(123)	(267)	(974)
Recoveries	540	314	50	59	83	1,046
Net Recoveries/ (Charge-offs)	274	24	22	(64)	(184)	72
Provision for loan losses	685	(478)	(213)	110	185	289
Balance at End of Period	$19,880	$13,979	$5,183	$6,408	$1,166	$46,616

	Three Months Ended March 31, 2013
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$25,246	$7,759	$7,500	$5,058	$921	$46,484
Charge-offs	(1,639)	(1,360)	(389)	(494)	(252)	(4,134)
Recoveries	749	100	53	283	94	1,279
Net (Charge-offs)/ Recoveries	(890)	(1,260)	(336)	(211)	(158)	(2,855)
Provision for loan losses	86	2,177	(561)	412	193	2,307
Balance at End of Period	$24,442	$8,676	$6,603	$5,259	$956	$45,936

The following tables present the ALL and recorded investments in loans by category as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$19,880	$19,880	$22,219	$1,585,739	$1,607,958
Commercial and industrial	—	13,979	13,979	9,766	875,104	884,870
Commercial construction	—	5,183	5,183	8,321	159,111	167,432
Consumer real estate	50	6,358	6,408	8,200	894,875	903,075
Other consumer	15	1,151	1,166	148	64,413	64,561
Total	$65	$46,551	$46,616	$48,654	$3,579,242	$3,627,896

	December 31, 2013
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$18,921	$18,921	$26,968	$1,580,788	$1,607,756
Commercial and industrial	—	14,433	14,433	9,580	832,869	842,449
Commercial construction	25	5,349	5,374	8,072	135,603	143,675
Consumer real estate	53	6,309	6,362	8,079	896,357	904,436
Other consumer	19	1,146	1,165	157	67,726	67,883
Total	$97	$46,158	$46,255	$52,856	$3,513,343	$3,566,199

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
Derivatives contain an element of credit risk, i.e., the possibility that we will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by our Asset and Liability Committee, or ALCO, and derivatives with customers may only be executed with customers within credit exposure limits approved by our Senior Loan Committee. Interest rate swaps are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Consolidated Statements of Comprehensive Income.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts—Commercial Loans
Fair value	$13,433	$13,698	$13,390	$13,647
Notional amount	264,128	261,754	264,128	261,754
Collateral posted	—	—	11,157	12,611
Interest Rate Lock Commitments—Mortgage Loans
Fair value	93	85	—	—
Notional amount	3,666	3,989	—	—
Forward Sale Contracts—Mortgage Loans
Fair value	5	34	—	—
Notional amount	3,850	5,250	—	—

Presenting offsetting derivatives that are subject to legally enforceable netting arrangements with the same party is permitted. For example, we may have a derivative asset as well as a derivative liability with the same counterparty to a swap transaction and are permitted to offset the asset position and the liability position resulting in a net presentation.
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives not Designated as Hedging Instruments
Gross amounts recognized	$13,716	$14,012	$13,673	$13,961
Gross amounts offset	(283)	(314)	(283)	(314)
Net amounts presented in the Consolidated Balance Sheets	13,433	13,698	13,390	13,647
Gross amounts not offset(1)	—	—	(11,157)	(12,611)
Net Amount	$13,433	$13,698	$2,233	$1,036
(1) Amounts represent posted collateral.

The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(8)	$(129)
Interest rate lock commitments—mortgage loans	8	(226)
Forward sale contracts—mortgage loans	(29)	24
Total Derivatives Loss	$(29)	$(331)

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. BORROWINGS
Short-term borrowings are for terms under one year and were comprised of securities sold under repurchase agreements, or REPOs, and Federal Home Loan Bank, or FHLB, advances. Our REPOs were with our local retail customers. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. FHLB advances are for various terms secured by a blanket lien on our residential mortgages and other real estate secured loans.
Long-term borrowings are for original terms greater than one year and were comprised of FHLB advances, a capital lease and junior subordinated debt securities. Long-term FHLB advances have the same collateral requirements as their short-term equivalents. We had total long-term borrowings outstanding of $17.9 million at a fixed rate and $48.7 million at a variable rate at March 31, 2014, excluding our capital lease of $0.2 million.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Securities sold under repurchase agreements	$38,434	0.01%	$33,847	0.01%
Short-term borrowings	100,000	0.31%	140,000	0.30%
Total short-term borrowings	138,434	0.22%	173,847	0.24%
Long-term borrowings
Other long-term borrowings	21,226	2.99%	21,810	3.01%
Junior subordinated debt securities	45,619	2.69%	45,619	2.70%
Total long-term borrowings	66,845	2.79%	67,429	2.80%
Total Borrowings	$205,279	1.06%	$241,276	0.96%
We had total borrowings at March 31, 2014 and December 31, 2013 at the FHLB of Pittsburgh of $121.0 million and $161.6 million. This consisted of $100.0 million in short-term borrowings and $21.0 million in long-term borrowings at March 31, 2014. Our maximum borrowing capacity with the FHLB of Pittsburgh was $1.6 billion at March 31, 2014, with a remaining borrowing availability of $1.5 billion.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. COMMITMENTS AND CONTINGENCIES
Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event a customer does not satisfy the terms of their agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon; the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $3.0 million at March 31, 2014 and $2.9 million at December 31, 2013. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
The following table sets forth the commitments and letters of credit as of the dates presented:

(dollars in thousands)	March 31, 2014	December 31, 2013
Commitments to extend credit	$1,020,891	$1,038,529
Standby letters of credit	78,750	78,639
Total	$1,099,641	$1,117,168
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims will not have a material adverse effect on our consolidated financial position.
NOTE 10. OTHER COMPREHENSIVE INCOME
The following table presents the tax effects of the components of other comprehensive income (loss) for the periods presented:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in unrealized gains/losses on securities available-for-sale	$4,475	$(1,566)	$2,909	$(1,768)	$619	$(1,149)
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income(1)	(1)	—	(1)	(2)	1	(1)
Adjustment to funded status of employee benefit plans	212	(74)	138	598	(209)	389
Other Comprehensive Income (Loss)	$4,686	$(1,640)	$3,046	$(1,172)	$411	$(761)
(1) Reclassification adjustments are comprised of realized security gains. The gains have been reclassified out of accumulated other comprehensive income (loss) and have affected certain lines in the Consolidated Statements of Comprehensive Income as follows; the pre-tax amount is included in securities gains-net, the tax expense amount is included in the provision for income taxes and the net of tax amount is included in net income.

NOTE 11. EMPLOYEE BENEFITS
We maintain a defined benefit pension plan, or Plan, covering substantially all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future. At this time, we are not required to make a cash contribution to the Plan in 2014. The expected long-term rate of return on plan assets is 8.00 percent. Through March 31, 2014, there have been no changes to the Plan.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 11. EMPLOYEE BENEFITS – continued

The following table summarizes the components of net periodic pension cost and other changes in plan assets and benefit obligation recognized in other comprehensive income (loss) for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$631	$708
Interest cost on projected benefit obligation	1,106	996
Expected return on plan assets	(1,735)	(1,565)
Amortization of prior service cost (credit)	(35)	(34)
Recognized net actuarial loss	209	588
Net Periodic Pension Expense	$176	$693

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

The following table represents total assets by reportable operating segment as of the dates presented:

(dollars in thousands)	March 31, 2014	December 31, 2013
Community Banking	$4,697,957	$4,524,939
Insurance	7,146	6,926
Wealth Management	1,884	1,325
Total Assets	$4,706,987	$4,533,190

The following tables provide financial information for our three segments for the three month periods ended March 31, 2014 and 2013. The financial results of the business segments include allocations for shared services based on an internal analysis that supports line of business performance measurement. Shared services include expenses such as employee benefits, occupancy expense, computer support and corporate overhead. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations if they existed as independent entities.
The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. SEGMENTS – continued

	Three Months Ended March 31, 2014
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$38,630	$—	$174	$(139)	$38,665
Interest expense	3,482	—	—	(408)	3,074
Net interest income	35,148	—	174	269	35,591
Provision for loan losses	289	—	—	—	289
Noninterest income	6,854	1,521	2,935	106	11,416
Noninterest expense	23,973	1,155	2,274	375	27,777
Depreciation expense	803	11	7	—	821
Amortization of intangible assets	292	13	11	—	316
Provision for income taxes	3,365	120	286	—	3,771
Net Income	$13,280	$222	$531	$—	$14,033

	Three Months Ended March 31, 2013
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$37,690	$—	$138	$15	$37,843
Interest expense	4,790	—	—	(616)	4,174
Net interest income	32,900	—	138	631	33,669
Provision for loan losses	2,307	—	—	—	2,307
Noninterest income	10,356	1,598	2,574	278	14,806
Noninterest expense	24,634	1,447	2,489	1,678	30,248
Depreciation expense	919	10	8	—	937
Amortization of intangible assets	405	13	13	—	431
Provision (benefit) for income taxes	2,854	45	92	(769)	2,222
Net Income	$12,137	$83	$110	$—	$12,330

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three month periods ended March 31, 2014 and 2013. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
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
Future Factors include:

•	credit losses;

•	cyber-security concerns, including an interruption or breach in the security of our information systems;

•	rapid technological developments and changes;

•	sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve;

•	a change in spreads on interest-earning assets and interest-bearing liabilities;

•	regulatory supervision and oversight, including Basel III required capital levels, and public policy changes, including environmental regulations;

•	legislation affecting the financial services industry as a whole, and/or S&T or S&T Bank, in particular, including the effects of the Dodd-Frank Act;

•	the outcome of pending and future litigation and governmental proceedings;

•	increasing price and product/service competition, including new entrants;

•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;

•	managing our internal growth and acquisitions;

•	containing costs and expenses;

•	reliance on significant customer relationships;

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

•	access to capital in the amounts, at the times and on the terms required to support our future business activities.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Critical Accounting Policies and Estimates
Our critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2014 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2013 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $4.7 billion at March 31, 2014. We provide a full range of financial services through offices in 12 Pennsylvania counties with retail and commercial banking products, cash management services, insurance and traditional trust and discount brokerage services. We also have two loan production offices, or LPOs, in Northeast and Central Ohio. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
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
During the first quarter of 2014, we successfully executed on our growth strategy through expanding into new markets and growing organically in our existing markets. On January 21, 2014, we announced the opening of an LPO in Central Ohio. Then on March 3, 2014, we announced the hiring of two experienced community bankers to expand our presence into State College, Pennsylvania. During the first quarter of 2014, we grew our business organically with portfolio loans increasing $61.7 million, or 1.7 percent, compared to December 31, 2013. This growth was primarily in our commercial and industrial, or C&I, and commercial construction loan portfolios.
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
Earnings Summary
Net income available to common shareholders for the first quarter of 2014 was $14.0 million resulting in diluted earnings per common share of $0.47 compared to net income available to common shareholders of $12.3 million or $0.41 diluted earnings per common share in the first quarter of 2013. The increase in net income was driven by an increase in net interest income of $1.9 million, a decrease in the provision for loan losses of $2.0 million and a decrease in noninterest expense of $2.7 million offset by a decrease in noninterest income of $3.4 million.
Net interest income increased $1.9 million, or 5.7 percent, compared to the same period in 2013. The increase in net interest income is mainly due to interest earning asset growth. Total average interest earning assets increased $207.7 million, or 5.1 percent, compared to the same period in the prior year. The increase was driven by higher average loans which is due to our successful efforts in growing our loan portfolio organically over the past year.
The provision for loan losses decreased $2.0 million to $0.3 million compared to $2.3 million for the first quarter of 2013. The decrease in the provision for loan losses is a result of the improving economic conditions which have positively impacted our asset quality metrics in all categories, including decreases in loan charge-offs, nonaccrual loans, special mention and substandard loans and the delinquency status of our loan portfolio.
Our total noninterest income decreased $3.4 million to $11.4 million compared to $14.8 million in the first quarter of 2013. The primary driver of the decrease was a gain on the sale of our merchant card servicing business, with additional decreases in mortgage banking and other noninterest income, offset by an increase in wealth management fees. During the first quarter of 2013, we sold our merchant card servicing business for a net gain of $3.1 million. Our mortgage banking business has declined significantly due to the increase in interest rates that occurred mid 2013 resulting in a reduction in mortgage refinancings. Our wealth management business continues to perform well with an increase of $0.4 million in fees which is a direct result of new business development efforts and certain fee increases. Our expenses remain well controlled, and we are benefiting from the expense control initiatives put into place in early 2013. Total noninterest expense decreased $2.7 million to

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

$28.9 million from $31.6 million during the first quarter of 2013. The decrease in expenses relates to a decline in merger related expenses, salaries and employee benefits, other noninterest expense, professional services and legal and other taxes.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with GAAP, management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully taxable equivalent, or FTE, basis and operating revenue. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying business, operational performance and performance trends as they facilitate comparisons with the performance of others in the financial services industry. Although management believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies.
We believe the presentation of net interest income on a FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to a FTE basis in the next section for the three months ended March 31, 2014 and 2013.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 Compared to
Three Months Ended March 31, 2013
Net Interest Income
Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 76 percent of operating revenue (net interest income plus noninterest income, excluding non-recurring income and expenses) for the three month period ended March 31, 2014 and 74 percent of operating revenue for the three month period ended March 31, 2013. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our Asset and Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin on interest-earning assets.
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
The following table reconciles interest income and interest rates per the Consolidated Statements of Comprehensive Income to net interest income and rates adjusted to a FTE basis for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Total interest income	$38,665	$37,843
Total interest expense	3,074	4,174
Net interest income per consolidated statements of comprehensive income	35,591	33,669
Adjustment to FTE basis	1,323	1,172
Net Interest Income (FTE) (non-GAAP)	$36,914	$34,841
Net interest margin	3.38%	3.37%
Adjustment to FTE basis	0.13%	0.12%
Net Interest Margin (FTE) (non-GAAP)	3.51%	3.49%
Income amounts are annualized for rate calculations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans (1) (2)	$3,576,484	$36,433	4.13%	$3,358,099	$35,730	4.32%
Interest-bearing deposits with banks	147,890	85	0.23%	210,628	120	0.23%
Taxable investment securities (3)	395,470	1,950	1.97%	353,390	1,865	2.11%
Tax-exempt investment securities (2)	121,464	1,429	4.71%	110,438	1,281	4.64%
Federal Home Loan Bank and other restricted stock	13,391	91	2.70%	14,420	19	0.52%
Total Interest-earning Assets	4,254,699	39,988	3.81%	4,046,975	39,015	3.91%
Noninterest-earning assets:
Cash and due from banks	48,076			52,011
Premises and equipment, net	35,635			37,756
Other assets	341,176			359,625
Less allowance for loan losses	(47,425)			(47,996)
Total Assets	$4,632,161			$4,448,371
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$313,420	$15	0.02%	$310,161	$18	0.02%
Money market	350,314	129	0.15%	338,246	125	0.15%
Savings	1,014,205	388	0.16%	973,822	494	0.21%
Certificates of deposit	910,716	1,822	0.81%	1,011,930	2,548	1.02%
CDARS and brokered deposits	190,598	156	0.33%	31,217	17	0.23%
Total Interest-bearing deposits	2,779,253	2,510	0.37%	2,665,376	3,202	0.49%
Securities sold under repurchase agreements	36,596	1	0.01%	63,338	26	0.17%
Short-term borrowings	127,778	98	0.31%	61,111	33	0.22%
Long-term borrowings	21,466	162	3.06%	29,485	231	3.18%
Junior subordinated debt securities	45,619	303	2.69%	90,619	682	3.05%
Total Interest-bearing Liabilities	3,010,712	3,074	0.41%	2,909,929	4,174	0.58%
Noninterest-bearing liabilities:
Noninterest-bearing demand	989,799			925,301
Other liabilities	52,851			72,715
Shareholders’ equity	578,799			540,426
Total Liabilities and Shareholders’ Equity	$4,632,161			$4,448,371
Net Interest Income (2)(3)		$36,914			$34,841
Net Interest Margin (2) (3)			3.51%			3.49%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2014 and 2013.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Net interest income on a FTE basis increased $2.1 million, to $36.9 million for the three months ended March 31, 2014 compared to $34.8 million in 2013. The net interest margin on a FTE basis increased 2 basis points for the three months ended March 31, 2014 compared to the same period in 2013. The increase in net interest income is mainly due to interest earning asset growth.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest income on a FTE basis increased $1.0 million to $40.0 million for the three months ended March 31, 2014 compared to $39.0 million for the same period in 2013. The increase in interest income was driven by the $207.7 million increase in interest-earning assets mitigated by an interest-earning asset rate decrease of ten basis points for the three months ended March 31, 2014 compared to the same period in 2013. The interest-earning asset balance increase and rate decrease is mainly attributable to loans. Average loan balances increased by $218.4 million as a result of organic growth, primarily in our commercial loan portfolio. Due to the continued low interest rate environment our loan rate decreased 19 basis points for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. Average interest-bearing balance with banks, which is primarily cash at the Federal Reserve, decreased $62.7 million for the three months ended March 31, 2014 when compared to the same time period in 2013. Average investment securities, including Federal Home Loan Bank, or FHLB, and other restricted stock, increased $52.1 million for the three months ended March 31, 2014 compared to the same period in 2013. The deployment of excess cash at the Federal Reserve to higher yielding investment securities had a positive impact on the interest-earning asset rate. Overall, the FTE rate on total interest-earning assets decreased 10 basis points to 3.81 percent for the three months ended March 31, 2014 as compared to 3.91 percent for the same period in 2013.
Interest expense decreased $1.1 million to $3.1 million for the three months ended March 31, 2014 compared to $4.2 million for the three months ended March 31, 2013. The decrease in interest expense is a result of a shift in the mix of our interest-bearing liabilities from higher rate certificates of deposit, or CD’s, long-term borrowings and subordinated debt to lower cost deposits and borrowings. Total interest-bearing deposits increased $113.9 million for the three months ended March 31, 2014 compared to the same period in 2013. Higher interest-bearing deposits are due to an increase of $159.4 million in brokered deposits and an increase of $55.7 million in interest-bearing demand, money market and savings balances offset by a decrease in CDs of $101.2 million. The cost of total interest-bearing deposits was 0.37 percent for the three month period ended March 31, 2014, compared to 0.49 percent for the three month period ended March 31, 2013. The 12 basis point decrease in the cost of interest bearing deposits is mainly due to the maturity of higher rate CDs being replaced by lower rate deposits. Interest expense on average borrowings decreased $0.4 million over the three month period ended March 31, 2014 compared to the same period in 2013. The decrease is mainly a result of lower cost borrowings utilized to replace $10 million of long-term borrowings that matured in the first quarter of 2013 and the redemption of $45.0 million of subordinated debt during the second quarter of 2013. Overall, the cost of interest-bearing liabilities decreased 17 basis points to 0.41 percent for the three month period ended March 31, 2014 compared to 0.58 percent for the three month period ended March 31, 2013.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2014 Compared to March 31, 2013
(dollars in thousands)	Volume (4)	Rate (4)	Net
Interest earned on:
Loans (1) (2)	$2,323	$(1,620)	$703
Interest-bearing deposits with banks	(36)	1	(35)
Taxable investment securities (3)	222	(137)	85
Tax-exempt investment securities (2)	128	20	148
Federal Home Loan Bank and other restricted stock	(1)	73	72
Total Interest-earning Assets	2,636	(1,663)	973
Interest paid on:
Interest-bearing demand	—	(3)	(3)
Money market	4	(1)	3
Savings	20	(125)	(105)
Certificates of deposit	(255)	(471)	(726)
CDARS and brokered deposits	90	49	139
Securities sold under repurchase agreements	(11)	(14)	(25)
Short-term borrowings	37	28	65
Long-term borrowings	(63)	(6)	(69)
Junior subordinated debt securities	(339)	(40)	(379)
Total Interest-bearing Liabilities	(517)	(583)	(1,100)
Net Change in Net Interest Income	$3,153	$(1,080)	$2,073
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2014 and 2013.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4) Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.

Provision for Loan Losses
The provision for loan losses is the amount added to the allowance for loan losses, or ALL, after adjusting for charge-offs and recoveries to bring the ALL to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for loan losses decreased $2.0 million to $0.3 million compared to $2.3 million the first quarter of 2013. The decrease in the provision for loan losses for the first quarter of 2014 reflects the improving economic conditions over the past year which have positively impacted our asset quality metrics in all categories, including decreases in loan charge-offs, nonaccrual loans, special mention and substandard loans and the delinquency status of our loan portfolio. We had a net recovery of $0.1 million for the first quarter of 2014 compared to $2.9 million of net charge-offs for the first quarter of 2013. Nonperforming loans decreased 55 percent to $21.0 million at March 31, 2014 compared to $46.3 million at March 31, 2013. Total special mention and substandard commercial loans have decreased $93.2 million, or 36 percent, over the last twelve months to $168.1 million at March 31, 2014. Refer to “Allowance for Loan Losses” in the MD&A of this report for additional information.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2014	2013	$ Change	% Change
Securities gains, net	$1	$2	$(1)	(50.0)%
Wealth management fees	2,955	2,576	379	14.7
Service charges on deposit accounts	2,509	2,448	61	2.5
Debit and credit card fees	2,502	2,451	51	2.1
Insurance fees	1,677	1,775	(98)	(5.5)
Mortgage banking	132	482	(350)	(72.6)
Gain on sale of merchant card servicing business	—	3,093	(3,093)	(100.0)
Other	1,640	1,979	(339)	(17.1)
Total Noninterest Income	$11,416	$14,806	$(3,390)	(22.9)%
Noninterest income decreased $3.4 million, or 22.9 percent, to $11.4 million for the first quarter of 2014 compared to the first quarter of 2013. The primary reason for the decrease was a gain on the sale of our merchant card servicing business, during the first quarter of 2013, with additional decreases in mortgage banking and other noninterest income, offset by an increase in wealth management fees.
During the first quarter of 2013, we sold our merchant card servicing business for $4.8 million and paid deconversion and termination fees of $1.7 million to the merchant processor resulting in a net gain of $3.1 million. In conjunction with the sale of the merchant card servicing business, we entered into a marketing and sales alliance agreement with the purchaser, providing transition fees, royalties and referral revenue. Income from the marketing and sales alliance agreement is included in debit and credit card fees. Mortgage banking income decreased $0.4 million for the three month period ended March 31, 2014 compared to the same period in 2013. Due to the increase in mortgage interest rates, there has been a decrease in the volume of loans originated for sale in the secondary market and less favorable pricing on loan sales. During the first quarter of 2014, we sold 68 percent fewer mortgages with $5.5 million in loan sales compared to $17.5 million during the same period in 2013. The decrease in other noninterest income of $0.3 million was primarily attributed to a decrease in interest rate swap fees from our commercial customers. Wealth management fees increased $0.4 million due to higher assets under management, new business development efforts and fee increases.
Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2014	2013	$ Change	% Change
Salaries and employee benefits(1)	$15,376	$16,012	$(636)	(4.0)%
Net occupancy(1)	2,230	2,164	66	3.0
Data processing (1)	2,095	1,933	162	8.4
Furniture and equipment	1,271	1,308	(37)	(2.8)
Professional services and legal(1)	663	972	(309)	(31.8)
Other Taxes	631	999	(368)	(36.8)
Merger related expense	—	810	(810)	(100.0)
FDIC insurance	631	776	(145)	(18.7)
Marketing	618	689	(71)	(10.3)
Other noninterest expense(1)	5,399	5,953	(554)	(9.3)
Total Noninterest Expense	$28,914	$31,616	$(2,702)	(8.5)%
(1) Excludes one-time merger related expense for 2013.

Noninterest expense decreased $2.7 million, or 8.5 percent, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to a decline in merger related expenses, salaries and employee benefits, other noninterest expense, professional services and legal and other taxes.
The $0.8 million of merger related expense recognized in the first quarter of 2013 related primarily to the data processing system conversion of Gateway Bank. Although the Gateway Bank acquisition occurred in August 2012, the merger with S&T Bank and the system conversion was completed on February 8, 2013.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Salaries and employee benefits decreased $0.6 million primarily due to a decrease of $0.7 million in salary expense and $0.5 million in pension expense. The decrease in salaries is due to a reduction in the overall number of employees, which is a direct result of the various expense control initiatives implemented in early 2013. The reduction in our pension expense is due to a decrease in our pension liability resulting from a change in actuarial assumptions. Offsetting these decreases in salaries and employee benefits was an increase in incentives of $0.5 million related to the reintroduction of our management incentive plan and higher expenses related to our employee incentive plan. Other noninterest expense decreased $0.6 million due to a decrease in the provision for losses on unfunded loan commitments. Professional services and legal expense decreased $0.3 million primarily due to additional external accounting and consulting charges that were incurred in the first quarter of 2013. The decrease of $0.3 million in other taxes primarily relates to legislative changes that have resulted in a reduction in Pennsylvania shares tax expense.

Provision for Income Taxes
The provision for income taxes increased $1.6 million to $3.8 million for the three month period ended March 31, 2014 compared to $2.2 million for the same period in the prior year. The increase to the provision for income taxes for the three months ended March 31, 2014 was primarily due to a $3.3 million increase in pre-tax income and an increase in the expected full year tax rate. The effective tax rate for the three months ended March 31, 2014 increased to 21.2 percent compared to 15.3 percent for the same period in 2013. The increase in our effective tax rate was primarily due to increases in pre-tax income and a nonrecurring tax benefit in the first quarter of 2013.

Financial Condition
March 31, 2014
Total assets increased by 3.8 percent to $4.7 billion at March 31, 2014 compared to $4.5 billion at December 31, 2013. Loan production was strong, resulting in an increase to total portfolio loans of $61.7 million, or 1.7 percent. Our commercial loan portfolio grew by $66.4 million, or 2.6 percent, to $2.7 billion while our consumer loan portfolio remained relatively unchanged at $1.0 billion. Securities increased $42.5 million, or 8.3 percent, compared to December 31, 2013. Our deposit base increased $196.0 million, or 5.3 percent, with total deposits of $3.9 billion at March 31, 2014 compared to $3.7 billion at December 31, 2013. Money market deposits increased $79.0 million, savings deposits increased $39.6 million, noninterest bearing demand deposits increased $39.6 million and CDs increased $38.1 million. The $79.0 million increase in money market deposits was primarily attributable to an increase in trust fund deposits in our Wealth Management division. Savings deposits increased $39.6 million as higher rate CD maturities shifted to this product. Overall, CDs increased $38.1 million due to additional Certificate of Deposit Account Registry Services, or CDARS, deposits of $51.0 million during the three months ended March 31, 2014. Borrowings decreased by $36.0 million to $205.3 million at March 31, 2014 compared to $241.3 million at December 31, 2013 because of the increases in deposits during the first quarter of 2014. Total shareholder’s equity increased by $12.3 million, or 2.2 percent, during the first quarter of 2014 compared to December 31, 2013. The increase was primarily due to net income of $14.0 million offset by $4.8 million in dividends and an increase to other comprehensive income of $3.0 million resulting from higher market values of our available-for-sale securities for the period.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Securities Activity

(dollars in thousands)	March 31, 2014	December 31, 2013	$ Change
Obligations of U.S. government corporations and agencies	$264,184	$234,751	$29,433
Collateralized mortgage obligations of U.S. government corporations and agencies	62,439	63,774	(1,335)
Residential mortgage-backed securities of U.S. government corporations and agencies	47,552	48,669	(1,117)
Commercial mortgage-backed securities of U.S. government corporations and agencies	39,321	39,052	269
Obligations of states and political subdivisions	129,197	114,264	14,933
Debt Securities Available-for-Sale	542,693	500,510	42,183
Marketable equity securities	9,203	8,915	288
Total Securities Available-for-Sale	$551,896	$509,425	$42,471
We invest in various securities in order to provide a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risk that could negatively affect the level of liquidity available to us. Security purchases are subject to investment policies approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $42.5 million, or 8.3 percent, from December 31, 2013. The increase is primarily due to the investment of cash into higher yielding assets.
On a quarterly basis, management evaluates the securities portfolio for other than temporary impairment, or OTTI. The bond portfolio had a net unrealized gain of $1.9 million at March 31, 2014 compared to a net unrealized loss of $2.3 million at December 31, 2013. Net unrealized gains for the first quarter of 2014 included $6.7 million of unrealized gains offset by $4.8 million of unrealized losses. Net unrealized losses for the year ended December 31, 2013 included unrealized gains of $5.5 million offset by $7.8 million of unrealized losses. The changes in unrealized gains and losses during the three months ended March 31, 2014 was a result of the changing interest rate environment during the period and is not related to the underlying credit quality of the bond portfolio. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There were no unrealized losses on marketable equity securities as of March 31, 2014. During the three months ended March 31, 2014, no OTTI was recorded. We do not intend to sell and it is not more likely than not that we will be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.
Loan Composition

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$1,607,958	44.3%	$1,607,756	45.1%
Commercial and industrial	884,870	24.4%	842,449	23.6%
Construction	167,432	4.6%	143,675	4.0%
Total Commercial Loans	2,660,260	73.3%	2,593,880	72.7%
Consumer
Residential mortgage	490,120	13.5%	487,092	13.7%
Home equity	410,695	11.3%	414,195	11.6%
Installment and other consumer	64,561	1.8%	67,883	1.9%
Construction	2,260	0.1%	3,149	0.1%
Total Consumer Loans	967,636	26.7%	972,319	27.3%
Total Portfolio Loans	3,627,896	100.0%	3,566,199	100.0%
Loans Held for Sale	1,133		2,136
Total Loans	$3,629,029		$3,568,335

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as the overall economic climate can significantly impact a borrower’s ability to pay. Total portfolio loans increased $61.7 million, or 1.7 percent, since December 31, 2013 to $3.6 billion at March 31, 2014 due to organic loan growth in our C&I and commercial construction portfolios. The increase in loans can be attributed to the execution of our strategic initiative to grow our loan portfolio by adding seasoned lenders to our staff and the addition of new LPOs in the Ohio market. During August of 2012, we opened a new LPO in the Northeast Ohio region and just recently in January of 2014 we announced the opening of an LPO in Central Ohio. In March of 2014, we also announced the hiring of two experienced community bankers to expand our presence into State College, Pennsylvania.
Total commercial loans have increased $66.4 million, or 2.6 percent, from December 31, 2013. C&I loans increased $42.4 million, or 5.0 percent, due to new loan originations and increased utilization of lines of credit. Commercial construction loans have increased $23.8 million, or 16.5 percent, due to an increase in line utilizations of approximately $20.0 million and new loan originations.
Residential mortgages increased $3.0 million, or 0.6 percent, from December 31, 2013. Residential mortgage lending continues to be a strategic focus through a centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that continued adherence to our conservative mortgage lending policies for portfolio loans will be as important in a growing economy as it was during the downturn in recent years. Currently, we are selling 30 year mortgages into the secondary market, primarily to Fannie Mae. The rationale for these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. During the three months ended March 31, 2014 and 2013, we sold $5.5 million and $21.3 million of 1-4 family mortgages and service $324.3 million of secondary market mortgage loans sold to Fannie Mae at March 31, 2014. We have experienced a decrease in the volume of loan sales from the prior year due to an increase in interest rates in mid 2013 which caused a significant decline in mortgage refinancings.

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
At March 31, 2014, approximately 84 percent of the ALL was related to our commercial loan portfolio, while commercial loans comprised 73 percent of our loan portfolio. Commercial loans have been more impacted by the economic slowdown in our markets. The ability of customers to repay commercial loans is more dependent upon the success of their business, continuing income and general economic conditions. Accordingly, the risk of loss is higher on such loans compared to consumer loans, which have incurred lower losses in our market.
The following tables summarize the ALL and recorded investments in loans by category for the dates presented:

	March 31, 2014
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$19,880	$19,880	$22,219	$1,585,739	$1,607,958
Commercial and industrial	—	13,979	13,979	9,766	875,104	884,870
Commercial construction	—	5,183	5,183	8,321	159,111	167,432
Consumer real estate	50	6,358	6,408	8,200	894,875	903,075
Other consumer	15	1,151	1,166	148	64,413	64,561
Total	$65	$46,551	$46,616	$48,654	$3,579,242	$3,627,896

	December 31, 2013
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$18,921	$18,921	$26,968	$1,580,788	$1,607,756
Commercial and industrial	—	14,433	14,433	9,580	832,869	842,449
Commercial construction	25	5,349	5,374	8,072	135,603	143,675
Consumer real estate	53	6,309	6,362	8,079	896,357	904,436
Other consumer	19	1,146	1,165	157	67,726	67,883
Total	$97	$46,158	$46,255	$52,856	$3,513,343	$3,566,199

	March 31, 2014		December 31, 2013
Ratio of net charge-offs to average loans outstanding	(0.01)%	*	0.25%
Allowance for loan losses as a percentage of total loans	1.28%		1.30%
Allowance for loan losses to nonperforming loans	222%		206%
* Annualized
The balance in the ALL increased $0.3 million to $46.6 million, or 1.28 percent, of total portfolio loans at March 31, 2014 compared to $46.3 million, or 1.30 percent, of total portfolio loans at December 31, 2013. Overall the total ALL and the composition of the ALL remained relatively unchanged from December 31, 2013. Impaired loans decreased $4.2 million from December 31, 2013, primarily as a result of loan pay downs. Further, new impaired loan formation has been low during 2014 with only $1.8 million of new impaired loans. The reserve for loans collectively evaluated for impairment did not change significantly at March 31, 2014 compared to December 31, 2013.
Overall our asset quality was excellent in the first quarter of 2014 with a net recovery and decreases in nonperforming loans. Commercial special mention and substandard loans increased slightly by $5.1 million to $168.1 million at March 31, 2014 from $163.0 million at December 31, 2013.
We determine loans to be impaired when based upon current information and events, it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. Our methodology for evaluating whether a loan is impaired includes risk-rating credits on an individual basis and consideration of

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

the borrower’s overall financial condition, payment history and available cash resources. In measuring impairment, we primarily look to the value of the collateral, but may use discounted cash flows or other market data. We may consider the existence of guarantees and the financial strength of the guarantors involved. Guarantees may be considered as a source of repayment; however, absent a verifiable payment capacity, a guarantee alone would not be sufficient to avoid classifying the loan as impaired.
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
As of March 31, 2014, we had $45.3 million in total TDRs, including $36.0 million that were accruing and $9.3 million that were in nonaccrual. In the first quarter of 2014, we had $1.8 million of new TDRs, the most significant of which was a Commercial Construction TDR for $1.0 million which had a maturity date extension and 11 loans totaling $0.8 million related to bankruptcy filings that were not reaffirmed resulting in discharged debt. During the first quarter of 2014 we had no TDRs that met the above requirements for being returned to accrual status.
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
Our allowance for lending-related commitments is computed using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments was relatively unchanged at approximately $3.0 million at March 31, 2014 as compared to $2.9 million at December 31, 2013. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following summarizes nonperforming assets for the dates presented:

(dollars in thousands)	March 31, 2014	December 31, 2013	$ Change
Nonaccrual Loans
Commercial real estate	$6,736	$6,852	$(116)
Commercial and industrial	1,043	1,412	(369)
Commercial construction	7	34	(27)
Residential mortgage	1,554	1,982	(428)
Home equity	2,393	2,073	320
Installment and other consumer	20	34	(14)
Consumer construction	—	—	—
Total Nonaccrual Loans	11,753	12,387	(634)
Nonaccrual Troubled Debt Restructurings
Commercial real estate	3,529	3,898	(369)
Commercial and industrial	2,138	1,884	254
Commercial construction	1,969	2,708	(739)
Residential mortgage	1,394	1,356	38
Home equity	237	218	19
Installment and other consumer	2	3	(1)
Total Nonaccrual Troubled Debt Restructurings	9,269	10,067	(798)
Total Nonaccrual Loans	21,022	22,454	(1,432)
OREO	343	410	(67)
Total Nonperforming Assets	$21,365	$22,864	$(1,499)

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.58%	0.63%
Nonperforming assets as a percent of total loans plus OREO	0.59%	0.64%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing at March 31, 2014 or December 31, 2013.
Nonperforming assets decreased $1.5 million to $21.4 million at March 31, 2014 compared to $22.9 million at December 31, 2013. The decline in nonperforming assets is primarily the result of $2.2 million in nonperforming loan pay downs, $0.6 million of loan charge-offs and $0.3 million of loans returning to accrual status. New nonperforming loan formation was $1.8 million for the first quarter of 2014. The new formation primarily consists of smaller loans of less than $0.5 million.
Deposits

(dollars in thousands)	March 31, 2014	December 31, 2013	$ Change
Noninterest-bearing demand	$1,032,372	$992,779	$39,593
Interest-bearing demand	312,477	312,790	(313)
Money market	360,414	281,403	79,011
Savings	1,034,388	994,805	39,583
Certificates of deposit	909,909	922,780	(12,871)
CDARs OWB and brokered CDs	218,721	167,751	50,970
Total Deposits	$3,868,281	$3,672,308	$195,973

Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Total deposits increased $196.0 million at March 31, 2014 compared to December 31, 2013.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Money market deposits increased $79.0 million at March 31, 2014 compared to December 31, 2013 mainly due to the increase in trust fund deposits in our Wealth Management division. Noninterest-bearing demand deposits increased $39.6 million at March 31, 2014 compared to December 31, 2013. Savings deposits increased $39.6 million as higher rate CD maturities shifted to this product. The shift of the higher rate CD maturities to savings deposits was offset by additional CDARS deposits of $51.0 million resulting in an overall increase in CDs of $38.1 million for the three months ended March 31, 2014. CDs of $100,000 and over increased to 12.5 percent of total deposits at March 31, 2014 compared to 12.0 percent of total deposits at December 31, 2013.
Borrowings

(dollars in thousands)	March 31, 2014	December 31, 2013	$ Change
Securities sold under repurchase agreements, retail	$38,434	$33,847	$4,587
Short-term borrowings	100,000	140,000	(40,000)
Long-term borrowings	21,226	21,810	(584)
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$205,279	$241,276	$(35,997)

Borrowings are an additional source of funding for us. Total borrowings decreased by $36.0 million from December 31, 2013. The decline in borrowings is primarily due to increases in our deposits during the three months ended March 31, 2014.
Information pertaining to short-term borrowings is summarized in the tables below for the dates presented and for the three and twelve month periods ended March 31, 2014 and December 31, 2013.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	March 31, 2014	December 31, 2013
Balance at the period end	$38,434	$33,847
Average balance during the period	36,596	54,057
Average interest rate during the period	0.01%	0.12%
Maximum month-end balance during the period	$40,983	$83,766
Average interest rate at the period end	0.01%	0.01%

	Short-Term Borrowings
(dollars in thousands)	March 31, 2014	December 31, 2013
Balance at the period end	$100,000	$140,000
Average balance during the period	127,778	101,973
Average interest rate during the period	0.31%	0.27%
Maximum month-end balance during the period	$150,000	$175,000
Average interest rate at the period end	0.31%	0.30%

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to long-term borrowings is summarized in the tables below for the dates presented and for the three and twelve month periods ended March 31, 2014 and December 31, 2013.

	Long-Term Borrowings
(dollars in thousands)	March 31, 2014	December 31, 2013
Balance at the period end	$21,226	$21,810
Average balance during the period	21,466	24,312
Average interest rate during the period	3.06%	3.07%
Maximum month-end balance during the period	$21,616	$28,913
Average interest rate at the period end	2.99%	3.01%

	Junior Subordinated Debt Securities
(dollars in thousands)	March 31, 2014	December 31, 2013
Balance at the period end	$45,619	$45,619
Average balance during the period	45,619	65,989
Average interest rate during the period	2.69%	3.14%
Maximum month-end balance during the period	$45,619	$90,619
Average interest rate at the period end	2.69%	2.70%
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
Our primary funding and liquidity source is a stable deposit base. We believe S&T Bank has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the Deposits Section of this Part I, Item 2, MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. These funding sources include borrowing availability at the FHLB, Federal Funds lines with other financial institutions and access to the brokered certificates of deposit market including CDARS.
An important component of S&T’s ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value if needed, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At March 31, 2014 we had $309.1 million in highly liquid assets, which consisted of $113.7 million in interest-bearing deposits with banks, $194.3 million in unpledged securities and $1.1 million in loans held for sale. The highly liquid assets to total assets resulted in an asset liquidity ratio of 6.6 percent at March 31, 2014. Also, at March 31, 2014, we had a remaining borrowing availability of $1.5 billion with the FHLB of Pittsburgh. In addition, we have access to $60.0 million in Federal Funds lines with other financial institutions. Refer to Part I, Note 8 Borrowings and Part I, Item 2, MD&A, for more details on FHLB borrowings. S&T Bank is considered to be a well capitalized bank according to regulatory guidance; therefore access to brokered CDs is not restricted.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following summarizes risk-based capital amounts and ratios for S&T Bancorp, Inc. and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized (1)	Well- Capitalized (2)	March 31, 2014		December 31, 2013
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$435,719	9.79%	$426,234	9.75%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	435,719	12.43%	426,234	12.37%
Total capital to risk-weighted assets	8.00%	10.00%	505,343	14.41%	494,986	14.36%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$398,131	8.98%	$389,584	8.95%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	398,131	11.42%	389,584	11.36%
Total capital to risk-weighted assets	8.00%	10.00%	466,822	13.38%	457,540	13.35%
(1) For an institution to qualify as “adequately capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 8 percent, 4 percent and 4 percent. At March 31, 2014, we exceeded those requirements.
(2) For an institution to qualify as “well capitalized” under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10 percent, 6 percent and 5 percent. At March 31, 2014, we exceeded those requirements.

In October 2012, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $300 million of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2014, we had not issued any securities pursuant to the shelf registration statement.
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
The table below reflects the rate shock analyses and EVE results. Both are in the minimal risk tolerance level.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

	March 31, 2014		December 31, 2013
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+300	7.6	(3.8)	7.6	(6.1)
+200	4.6	(0.3)	5.3	(2.1)
+100	2.1	1.2	2.3	—
-100	(3.4)	(11.5)	(3.4)	(10.8)
The results from the rate shock analyses are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive balance sheet will differ depending upon the change in market interest rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in net interest income and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in net interest income and operating income. As measured by rate shock analyses, there was not a material change in our asset sensitive balance sheet position when comparing March 31, 2014 and December 31, 2013
When comparing the EVE results for March 31, 2014 and December 31, 2013 the percent change to EVE has increased in the up shock scenarios and decreased in the down shock scenario. The changes in EVE are due to the flattening of the yield curve between December 31, 2013 and March, 31 2014. The decrease in long term rates resulted in a lower March 31, 2014 base case EVE mainly as a result of lower core deposit values.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of March 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2014, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 21, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None
Item 6. Exhibits

3.1	Amended and Restated By-Laws of S&T Bancorp, Inc. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on March 27, 2014 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheet at March 31, 2014 and Audited Consolidated Balance Sheet at December 31, 2013, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2014 and 2013, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three Months ended March 31, 2014 and 2013, (iv) Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013 and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: May 7, 2014	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)