Form 10-Q
period 2014-06-30
S&T BANCORP INC
filed 2014-08-07
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Common Stock, $2.50 Par Value - 29,796,397 shares as of July 31, 2014

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
(dollars in thousands, except share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $54,575 and $53,594 at June 30, 2014 and December 31, 2013, respectively	$130,235	$108,356
Securities available-for-sale, at fair value	588,488	509,425
Loans held for sale	3,102	2,136
Portfolio loans, net of unearned income	3,725,079	3,566,199
Allowance for loan losses	(46,580)	(46,255)
Portfolio loans, net	3,678,499	3,519,944
Bank owned life insurance	61,348	60,480
Premises and equipment, net	36,665	36,615
Federal Home Loan Bank and other restricted stock, at cost	15,818	13,629
Goodwill	175,820	175,820
Other intangible assets, net	3,146	3,759
Other assets	94,909	103,026
Total Assets	$4,788,030	$4,533,190
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,089,999	$992,779
Interest-bearing demand	307,897	312,790
Money market	301,719	281,403
Savings	1,024,050	994,805
Certificates of deposit	1,141,581	1,090,531
Total Deposits	3,865,246	3,672,308
Securities sold under repurchase agreements	25,269	33,847
Short-term borrowings	185,000	140,000
Long-term borrowings	20,636	21,810
Junior subordinated debt securities	45,619	45,619
Other liabilities	49,073	48,300
Total Liabilities	4,190,843	3,961,884
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—31,197,365 shares at June 30, 2014 and December 31, 2013 Outstanding—29,797,204 shares at June 30, 2014 and 29,737,725 shares at December 31, 2013	77,993	77,993
Additional paid-in capital	78,570	78,140
Retained earnings	485,277	468,158
Accumulated other comprehensive income (loss)	(6,026)	(12,694)
Treasury stock 1,400,161 shares at June 30, 2014 and 1,459,640 shares at December 31, 2013, (at cost)	(38,627)	(40,291)
Total Shareholders’ Equity	597,187	571,306
Total Liabilities and Shareholders’ Equity	$4,788,030	$4,533,190
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$36,614	$35,765	$72,263	$70,810
Investment Securities:
Taxable	2,184	1,879	4,167	3,742
Tax-exempt	979	815	1,908	1,648
Dividends	95	94	199	196
Total Interest Income	39,872	38,553	78,537	76,396
INTEREST EXPENSE
Deposits	2,476	2,951	4,986	6,153
Borrowings and junior subordinated debt securities	541	1,006	1,105	1,978
Total Interest Expense	3,017	3,957	6,091	8,131
NET INTEREST INCOME	36,855	34,596	72,446	68,265
Provision for loan losses	(1,134)	1,023	(845)	3,330
Net Interest Income After Provision for Loan Losses	37,989	33,573	73,291	64,935
NONINTEREST INCOME
Securities gains, net	40	—	41	2
Wealth management fees	2,837	2,820	5,792	5,396
Debit and credit card fees	2,724	3,150	5,226	5,601
Service charges on deposit accounts	2,574	2,495	5,083	4,943
Insurance fees	1,425	1,643	3,102	3,418
Mortgage banking	264	911	396	1,393
Gain on sale of merchant card servicing business	—	—	—	3,093
Other	1,907	1,848	3,547	3,827
Total Noninterest Income	11,771	12,867	23,187	27,673
NONINTEREST EXPENSE
Salaries and employee benefits	15,772	14,725	31,148	30,792
Data processing	2,219	2,137	4,314	4,801
Net occupancy	1,984	1,958	4,214	4,127
Furniture and equipment	1,277	1,230	2,548	2,538
Marketing	960	793	1,578	1,482
Other taxes	893	915	1,524	1,914
Professional services and legal	875	1,171	1,538	2,145
FDIC insurance	579	707	1,210	1,483
Other	5,606	4,750	11,005	10,720
Total Noninterest Expense	30,165	28,386	59,079	60,002
Income Before Taxes	19,595	18,054	37,399	32,606
Provision for income taxes	4,875	3,951	8,646	6,173
Net Income	$14,720	$14,103	$28,753	$26,433
Earnings per share—basic	$0.49	$0.47	$0.97	$0.89
Earnings per share—diluted	$0.49	$0.47	$0.97	$0.89
Dividends declared per share	$0.17	$0.15	$0.33	$0.30
Comprehensive Income	$18,343	$6,651	$35,421	$18,220
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands, except shares and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2013	$77,993	$77,458	$436,039	$(13,582)	$(40,486)	$537,422
Net income for six months ended June 30, 2013	—	—	26,433	—	—	26,433
Other comprehensive income (loss), net of tax	—	—	—	(8,213)	—	(8,213)
Cash dividends declared ($0.30 per share)	—	—	(8,918)	—	—	(8,918)
Treasury stock issued for restricted awards (22,189 shares, net of 16,093 forfeitures)	—	—	(296)	—	210	(86)
Recognition of restricted stock compensation expense	—	261	—	—	—	261
Tax expense from stock-based compensation	—	(47)	—	—	—	(47)
Balance at June 30, 2013	$77,993	$77,672	$453,258	$(21,795)	$(40,276)	$546,852

Balance at January 1, 2014	$77,993	$78,140	$468,158	$(12,694)	$(40,291)	$571,306
Net income for six months ended June 30, 2014	—	—	28,753	—	—	28,753
Other comprehensive income (loss), net of tax	—	—	—	6,668	—	6,668
Cash dividends declared ($0.33 per share)	—	—	(9,810)	—	—	(9,810)
Treasury stock issued for restricted awards (80,455 shares, net of 20,976 forfeitures)	—	—	(1,824)	—	1,664	(160)
Recognition of restricted stock compensation expense	—	430	—	—	—	430
Tax expense from stock-based compensation	—	—	—	—	—	—
Balance at June 30, 2014	$77,993	$78,570	$485,277	$(6,026)	$(38,627)	$597,187
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$28,753	$26,433
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(845)	3,330
Provision for unfunded loan commitments	182	302
Depreciation and amortization	2,309	3,061
Net amortization of discounts and premiums	1,898	1,776
Stock-based compensation expense	395	254
Securities gains, net	(41)	(2)
Net gain on sale of merchant card servicing business	—	(3,093)
Tax expense from stock-based compensation	—	47
Mortgage loans originated for sale	(13,057)	(37,706)
Proceeds from the sale of loans	13,475	57,667
Gain on the sale of loans, net	(85)	(647)
Net increase in interest receivable	(243)	(1,222)
Net decrease in interest payable	(186)	(1,241)
Net decrease in other assets	10,016	17,243
Net increase (decrease) in other liabilities	1,199	(20,981)
Net Cash Provided by Operating Activities	43,770	45,221
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(108,845)	(66,495)
Proceeds from maturities, prepayments and calls of securities available-for-sale	36,343	23,240
Proceeds from sales of securities available-for-sale	1,418	94
Net (payments for) proceeds from Federal Home Loan Bank stock	(2,189)	1,356
Net increase in loans	(169,209)	(103,846)
Proceeds from sale of loans not originated for resale	4,108	—
Purchases of premises and equipment	(1,719)	(1,400)
Proceeds from the sale of premises and equipment	64	576
Proceeds from the sale of merchant card servicing business	—	4,750
Net Cash Used in Investing Activities	(240,029)	(141,725)
FINANCING ACTIVITIES
Net increase (decrease) in core deposits	141,888	(26,999)
Net increase in certificates of deposit	50,972	36,842
Net (decrease) increase in securities sold under repurchase agreements	(8,578)	11,569
Net increase in short-term borrowings	45,000	50,000
Repayments of long-term borrowings	(1,174)	(11,136)
Repayment of junior subordinated debt	—	(45,000)
Treasury shares purchased-net	(160)	(86)
Cash dividends paid to common shareholders	(9,810)	(8,918)
Tax expense from stock-based compensation	—	(47)
Net Cash Provided by Financing Activities	218,138	6,225
Net increase (decrease) in cash and cash equivalents	21,879	(90,279)
Cash and cash equivalents at beginning of period	108,356	337,711
Cash and Cash Equivalents at End of Period	$130,235	$247,432
Supplemental Disclosures
Loans transferred to held for sale	$1,300	$—
Interest paid	6,278	9,372
Income taxes paid, net of refunds	8,400	5,155
Transfers of loans to other real estate owned	$274	$180
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION – continued

Recently Issued Accounting Standards Updates not yet Adopted
Share-Based Payment Awards with Performance Targets
In June 2014, the FASB issued ASU No. 2014-12, Share-Based Payment Awards with Performance Targets. The main provisions of ASU 2014-12 require that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Therefore, under the existing stock compensation guidance in Topic 718, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual periods and interim periods beginning after December 15, 2015. We do not expect that this ASU will have a material impact on our results of operations or financial position.

Repurchase-To-Maturity Transactions, Repurchase Financings and New Disclosures
In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and New Disclosures to change the accounting for repurchase-to-maturity transactions and certain linked repurchase financings. This will result in accounting for both types of arrangements as secured borrowings on the balance sheet and require new disclosures to (i) increase transparency about the types of collateral pledged in secured borrowing transactions and (ii) enable users to better understand transactions in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. All other accounting and disclosure amendments in the ASU are effective for the first interim or annual period beginning after December 15, 2014. Earlier application for a public business entity is prohibited. We do not expect that this ASU will have a material impact on our results of operations or financial position.

Revenues from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenues from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2016. The provisions do not apply to lease contracts, insurance contracts, financial instruments and other contractual rights or obligations (e.g. receivables, debt and equity securities, liabilities, debt, derivatives transfers, and servicing, etc.), guarantees, or non-monetary exchanges between entities. We are currently evaluating the impact of the adoption of this pronouncement on our consolidated financial statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies to all entities that dispose of components. It will significantly change current practices for assessing discontinued operations and affect an entity’s income and earnings per share from continuing operations. An entity is required to reclassify assets and liabilities of a discontinued operation that are classified as held for sale or disposed of in the current period for all comparative periods presented. The ASU requires that an entity present in the statement of cash flows or disclose in a note either total operating and investing cash flows for discontinued operations, or depreciation, amortization, capital expenditures and significant operating and investing noncash items related to discontinued operations. Additional disclosures are required when an entity retains significant continuing involvement with a discontinued operation after its disposal, including the amount of cash flows to and from a discontinued operation. The new standard applies prospectively after the effective date of December 15, 2014, and early adoption is permitted. We do not expect that this ASU will have a material impact on our results of operations or financial position.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION – continued

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies that an in substance repossession or foreclosure has occurred and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure. Interim and annual disclosure is required of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The new standard is effective using either the modified retrospective transition method or a prospective transition method for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption is permitted. We do not expect that this ASU will have a material impact on our results of operations or financial position.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. EARNINGS PER SHARE
The following table reconciles the numerators and denominators of basic earnings per share with that of diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except shares and per share data)	2014	2013	2014	2013
Numerator for Earnings per Share—Basic:
Net income	$14,720	$14,103	$28,753	$26,433
Less: Income allocated to participating shares	29	36	64	81
Net Income Allocated to Shareholders	$14,691	$14,067	$28,689	$26,352

Numerator for Earnings per Share—Diluted:
Net income	14,720	14,103	$28,753	$26,433
Net Income Available to Shareholders	$14,720	$14,103	$28,753	$26,433

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	29,684,300	29,654,018	29,672,611	29,637,825
Add: Dilutive potential shares	16,894	23,858	27,559	41,319
Denominator for Treasury Stock Method—Diluted	29,701,194	29,677,876	29,700,170	29,679,144

Weighted Average Shares Outstanding—Basic	29,684,300	29,654,018	29,672,611	29,637,825
Add: Average participating shares outstanding	58,973	74,994	66,563	91,530
Denominator for Two-Class Method—Diluted	29,743,273	29,729,012	29,739,174	29,729,355
Earnings per share—basic	$0.49	$0.47	$0.97	$0.89
Earnings per share—diluted	$0.49	$0.47	$0.97	$0.89
Warrants considered anti-dilutive excluded from dilutive potential shares	517,012	517,012	517,012	517,012
Stock options considered anti-dilutive excluded from dilutive potential shares	428,493	629,570	428,676	642,499
Restricted stock considered anti-dilutive excluded from dilutive potential shares	42,079	51,136	39,005	50,211

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
Recurring Basis
Securities Available-for-Sale
Securities available-for-sale include both debt and equity securities. We obtain fair values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. We validate prices received from our pricing service through comparison to a secondary pricing service and broker quotes. We review the methodologies of the pricing service which provides us with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of our debt securities. The market valuation sources for debt securities include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models and vast descriptive terms and conditions databases, as well as extensive quality control programs.
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
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at June 30, 2014 and December 31, 2013. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	June 30, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$—	$270,248	$—	$270,248
Collateralized mortgage obligations of U.S. government corporations and agencies	—	94,604	—	94,604
Residential mortgage-backed securities of U.S. government corporations and agencies	—	46,389	—	46,389
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	39,920	—	39,920
Obligations of states and political subdivisions	—	128,313	—	128,313
Marketable equity securities	179	8,835	—	9,014
Total securities available-for-sale	179	588,309	—	588,488
Trading securities held in a Rabbi Trust	3,117	—	—	3,117
Total securities	3,296	588,309	—	591,605
Derivative financial assets:
Interest rate swaps	—	14,082	—	14,082
Interest rate lock commitments	—	292	—	292
Forward sale contracts	—	—	—	—
Total Assets	$3,296	$602,683	$—	$605,979
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$14,050	$—	$14,050
Forward sale contracts	—	59	—	$59
Total Liabilities	$—	$14,109	$—	$14,109

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
We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market. The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine the fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$—	$312	$—	$300
Total gains included in other comprehensive income(1)	—	32	—	44
Net purchases, sales, issuances and settlements	—	—	—	—
Transfers out of Level 3	—	(344)	—	(344)
Balance at end of period	$—	$—	$—	$—
(1) Changes in estimated fair value of available-for-sale investments are recorded in accumulated other comprehensive income (loss), while realized gains and losses from sales are recorded in security gains (losses), net in the Consolidated Statements of Comprehensive Income.

We may be required to measure certain assets and liabilities on a nonrecurring basis. The following table presents our assets that were measured at fair value on a nonrecurring basis by the fair value hierarchy level at June 30, 2014 and December 31, 2013. There were no liabilities measured at fair value on a nonrecurring basis during these periods.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENT – continued

	June 30, 2014				December 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Loans held for sale	$—	$—	$1,300	$1,300	$—	$—	$1,516	$1,516
Impaired loans	—	—	14,483	14,483	—	—	19,197	19,197
Other real estate owned	—	—	317	317	—	—	317	317
Mortgage servicing rights	—	—	1,211	1,211	—	—	1,025	1,025
Total Assets	$—	$—	$17,311	$17,311	$—	$—	$22,055	$22,055

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENT – continued

The carrying values and fair values of our financial instruments at June 30, 2014 and December 31, 2013 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at June 30, 2014
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$130,235	$130,235	$130,235	$—	$—
Securities available-for-sale	588,488	588,488	179	588,309	—
Loans held for sale	3,102	3,121	—	—	3,121
Portfolio loans, net of unearned income	3,725,079	3,691,807	—	—	3,691,807
Bank owned life insurance	61,348	61,348	—	61,348	—
FHLB and other restricted stock	15,818	15,818	—	—	15,818
Trading securities held in a Rabbi Trust	3,117	3,117	3,117	—	—
Mortgage servicing rights	2,743	2,890	—	—	2,890
Interest rate swaps	14,082	14,082	—	14,082	—
Interest rate lock commitments	292	292	—	292	—
LIABILITIES
Deposits	$3,865,246	$3,867,540	$—	$—	$3,867,540
Securities sold under repurchase agreements	25,269	25,269	—	—	25,269
Short-term borrowings	185,000	185,000	—	—	185,000
Long-term borrowings	20,636	21,779	—	—	21,779
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	14,050	14,050	—	14,050	—
Forward sale contracts	59	59	—	59	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2013
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$108,356	$108,356	$108,356	$—	$—
Securities available-for-sale	509,425	509,425	202	509,223	—
Loans held for sale	2,136	2,139	—	—	2,139
Portfolio loans, net of unearned income	3,566,199	3,538,072	—	—	3,538,072
Bank owned life insurance	60,480	60,480	—	60,480	—
FHLB and other restricted stock	13,629	13,629	—	—	13,629
Trading securities held in a Rabbi Trust	2,864	2,864	2,864	—	—
Mortgage servicing rights	2,919	3,143	—	—	3,143
Interest rate swaps	13,698	13,698	—	13,698	—
Interest rate lock commitments	85	85	—	85	—
Forward sale contracts	34	34	—	34	—
LIABILITIES
Deposits	$3,672,308	$3,673,624	$—	$—	$3,673,624
Securities sold under repurchase agreements	33,847	33,847	—	—	33,847
Short-term borrowings	140,000	140,000	—	—	140,000
Long-term borrowings	21,810	22,924	—	—	22,924
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	13,647	13,647	—	13,647	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE
The following table indicates the composition of the securities available-for-sale portfolio as of the dates presented:

	June 30, 2014				December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government corporations and agencies	$268,614	$2,733	$(1,099)	$270,248	$235,181	$2,151	$(2,581)	$234,751
Collateralized mortgage obligations of U.S. government corporations and agencies	93,787	1,035	(218)	94,604	63,776	601	(603)	63,774
Residential mortgage-backed securities of U.S. government corporations and agencies	44,900	1,720	(231)	46,389	47,934	1,420	(685)	48,669
Commercial mortgage-backed securities of U.S. government corporations and agencies	40,098	224	(402)	39,920	40,357	—	(1,305)	39,052
Obligations of states and political subdivisions	124,648	4,017	(352)	128,313	115,572	1,294	(2,602)	114,264
Debt Securities	572,047	9,729	(2,302)	579,474	502,820	5,466	(7,776)	500,510
Marketable equity securities	7,579	1,435	—	9,014	7,579	1,336	—	8,915
Total	$579,626	$11,164	$(2,302)	$588,488	$510,399	$6,802	$(7,776)	$509,425

Realized gains and losses on the sale of securities are determined using the specific-identification method. The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Gross realized gains	$40	$—	$41	$2
Gross realized losses	—	—	—	—
Net Realized Gains	$40	$—	$41	$2

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables indicate the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	June 30, 2014
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses
Obligations of U.S. government corporations and agencies	2	$19,741	$(78)	8	$63,265	$(1,021)	$83,006	10	$(1,099)
Collateralized mortgage obligations of U.S. government corporations and agencies	1	11,420	(218)	—	—	—	11,420	1	(218)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	1	9,414	(231)	9,414	1	(231)
Commercial mortgage-backed securities of U.S. government corporations and agencies	1	10,009	(16)	2	20,837	(386)	30,846	3	(402)
Obligations of states and political subdivisions	1	264	(1)	3	15,975	(351)	16,239	4	(352)
Debt Securities	5	41,434	(313)	14	109,491	(1,989)	150,925	19	(2,302)
Marketable equity securities	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Securities	5	$41,434	$(313)	14	$109,491	$(1,989)	$150,925	19	$(2,302)

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses
Obligations of U.S. government corporations and agencies	16	$126,017	$(2,581)	—	$—	$—	$126,017	16	$(2,581)
Collateralized mortgage obligations of U.S. government corporations and agencies	3	39,522	(603)	—	—	—	39,522	3	(603)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	22,822	(685)	—	—	—	22,822	2	(685)
Commercial mortgage-backed securities of U.S. government corporations and agencies	4	39,052	(1,305)	—	—	—	39,052	4	(1,305)
Obligations of states and political subdivisions	16	47,529	(1,739)	2	10,088	(863)	57,617	18	(2,602)
Debt Securities	41	274,942	(6,913)	2	10,088	(863)	285,030	43	(7,776)
Marketable equity securities	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Securities	41	$274,942	$(6,913)	2	$10,088	$(863)	$285,030	43	$(7,776)

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

We do not believe any individual unrealized loss as of June 30, 2014 represents an other than temporary impairment, or OTTI. As of June 30, 2014, the unrealized losses on 19 debt securities were attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There were no unrealized losses on marketable equity securities as of June 30, 2014. We do not intend to sell and it is not more likely than not that we will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of their amortized cost.
The following table displays net unrealized gains and losses, net of tax on securities available for sale included in accumulated other comprehensive income/(loss) for the periods presented.

	June 30, 2014			December 31, 2013
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Total unrealized gains/(losses) on securities available-for-sale	$11,164	$(2,302)	$8,862	$6,802	$(7,776)	$(974)
Income tax expense/(benefit)	3,907	(806)	3,101	2,381	(2,722)	(341)
Net unrealized gains/(losses), net of tax included in accumulated other comprehensive income/(loss)	$7,257	$(1,496)	$5,761	$4,421	$(5,054)	$(633)
The amortized cost and fair value of securities available-for-sale at June 30, 2014, by contractual maturity, are included in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$24,049	$24,289
Due after one year through five years	182,816	184,074
Due after five years through ten years	98,068	99,420
Due after ten years	88,329	90,778
	393,262	398,561
Collateralized mortgage obligations of U.S. government corporations and agencies	93,787	94,604
Residential mortgage-backed securities of U.S. government corporations and agencies	44,900	46,389
Commercial mortgage-backed securities of U.S. government corporations and agencies	40,098	39,920
Debt Securities	572,047	579,474
Marketable equity securities	7,579	9,014
Total	$579,626	$588,488
At June 30, 2014 and December 31, 2013, securities with carrying values of $273.5 million and $243.2 million were pledged for various regulatory and legal requirements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE
     Loans are presented net of unearned income of $1.8 million and $1.3 million at June 30, 2014 and December 31, 2013. The following table indicates the composition of the loans as of the dates presented:

(dollars in thousands)	June 30, 2014	December 31, 2013
Commercial
Commercial real estate	$1,636,383	$1,607,756
Commercial and industrial	922,191	842,449
Commercial construction	188,311	143,675
Total Commercial Loans	2,746,885	2,593,880
Consumer
Residential mortgage	492,589	487,092
Home equity	416,226	414,195
Installment and other consumer	65,838	67,883
Consumer construction	3,541	3,149
Total Consumer Loans	978,194	972,319
Total Portfolio Loans	3,725,079	3,566,199
Loans held for sale	3,102	2,136
Total Loans	$3,728,181	$3,568,335

We attempt to limit our exposure to credit risk by diversifying our loan portfolio and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by monitoring the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 74 percent of total portfolio loans at June 30, 2014 and 73 percent of total portfolio loans at December 31, 2013. Within our commercial portfolio, the commercial real estate, or CRE, and commercial construction portfolios combined comprised 66 percent of total commercial loans and 49 percent of total portfolio loans at June 30, 2014 and 68 percent of total commercial loans and 49 percent of total portfolio loans at December 31, 2013. Further segmentation of the CRE and commercial construction portfolios by industry and collateral type revealed no concentration in excess of nine percent of total loans at either June 30, 2014 or December 31, 2013. The majority of both commercial and consumer loans are made to businesses and individuals in Western Pennsylvania resulting in a geographic concentration. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Management believes underwriting guidelines, active monitoring of economic conditions and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio. Only the CRE and commercial construction portfolios combined have any significant out-of-state exposure, with 26 percent of the combined portfolio and 13 percent of total loans being out-of-state loans at June 30, 2014 and 23 percent of the combined portfolio and 11 percent of total loans being out-of-state loans at December 31, 2013. Our CRE and commercial construction portfolios combined out-of-state exposure, excluding the contiguous states of Ohio, West Virginia, New York and Maryland, was 7.2 percent of the combined portfolio and 3.6 percent of total loans at June 30, 2014 and 7.9 percent of the combined portfolio and 3.9 percent of total loans at December 31, 2013.
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
The following table summarizes the restructured loans as of the dates presented:

	June 30, 2014			December 31, 2013
(dollars in thousands)	Accruing TDRs	Nonaccruing TDRs	Total TDRs	Accruing TDRs	Nonaccruing TDRs	Total TDRs
Commercial real estate	$16,934	$1,431	$18,365	$19,711	$3,898	$23,609
Commercial and industrial	7,390	1,170	8,560	7,521	1,884	9,405
Commercial construction	6,310	1,869	8,179	5,338	2,708	8,046
Residential mortgage	2,647	645	3,292	2,581	1,356	3,937
Home equity	3,712	125	3,837	3,924	218	4,142
Installment and other consumer	127	1	128	154	3	157
Total	$37,120	$5,241	$42,361	$39,229	$10,067	$49,296
We returned four TDRs for $1.4 million to accruing status during the three months ended June 30, 2014 and five TDRs for $1.5 million to accruing status during the six months ended June 30, 2014. There were no TDRs returned to accruing status during the three months ended June 30, 2013 and one TDR for $0.2 million was returned to accruing status during the six months ended June 30, 2013.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

The following tables present the restructured loans for the three and six month periods ended June 30, 2014 and June 30, 2013:

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal forgiveness (3)	—	$—	$—	$—	1	$4,339	$4,339	$—
Principal deferral	1	129	127	(2)	—	—	—	—
Chapter 7 bankruptcy(2)	—	—	—	—	4	53	51	(2)
Commercial and industrial
Maturity date extension	—	—	—	—	1	751	751	—
Residential mortgage
Chapter 7 bankruptcy(2)	1	52	52	—	2	84	75	(9)
Home equity
Chapter 7 bankruptcy(2)	4	43	41	(2)	17	486	478	(8)
Installment and other consumer
Chapter 7 bankruptcy(2)	1	9	9	—	—	—	—	—
Total by Concession Type
Principal forgiveness (3)	—	—	—	—	1	4,339	4,339	—
Principal deferral	1	129	127	(2)	—	—	—	—
Chapter 7 bankruptcy(2)	6	104	102	(2)	23	623	604	(19)
Maturity date extension	—	—	—	—	1	751	751	—
Total	7	$233	$229	$4	25	5,713	5,694	(19)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
(3) This loan had debt forgiveness of $0.l million to the customer; however, the loan was previously charged off to a balance below the actual contractual balance.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	1	$129	$127	$(2)	3	$1,541	$1,288	$(253)
Principal forgiveness(3)	—	—	—	—	1	4,339	4,339	—
Chapter 7 bankruptcy(2)	—	—	—	—	7	258	255	(3)
Commercial and industrial
Principal deferral	—	—	—	—	1	392	387	(5)
Maturity date extension	—	—	—	—	1	751	751	—
Chapter 7 bankruptcy(2)	1	287	286	(1)	1	3	3	—
Commercial Construction
Maturity date extension	1	1,019	1,019	—	—	—	—	—
Residential mortgage
Principal deferral	—	—	—	—	2	153	153	—
Chapter 7 bankruptcy(2)	5	329	327	(2)	8	353	344	(9)
Home equity
Principal deferral	—	—	—	—	1	174	45	(129)
Chapter 7 bankruptcy(2)	10	269	251	(18)	23	648	640	(8)
Installment and other consumer
Chapter 7 bankruptcy(2)	1	9	9	—	6	73	73	—
Total by Concession Type
Principal deferral	1	129	127	(2)	7	2,260	1,873	(387)
Principal forgiveness(3)	—	—	—	—	1	4,339	4,339	—
Maturity date extension	1	1,019	1,019	—	1	751	751	—
Chapter 7 bankruptcy(2)	17	894	873	(21)	45	1,335	1,315	(20)
Total	19	$2,042	$2,019	$(23)	54	$8,685	8,278	(407)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
(3) This loan had debt forgiveness of $0.l million to the customer; however, the loan was previously charged off to a balance below the actual contractual balance.

For the three months ended June 30, 2014, we modified two CRE loans totaling $1.2 million that were not considered to be TDRs. For the six months ended June 30, 2014, we modified three loans that were not considered to be TDRs, including a $0.4 million commercial and industrial, or C&I, loan and two CRE loans for $1.2 million. The modifications primarily represented instances where we were adequately compensated through additional collateral and a higher interest rate or there was an insignificant delay in payment. As of June 30, 2014 we have no commitments to lend additional funds on any TDRs.
Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. The following tables present a summary of TDRs which defaulted during the periods presented that had been restructured within the last twelve months prior to defaulting:

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

	Defaulted TDRs
	For the Three Months ended June 30, 2014		For the Three Months ended June 30, 2013
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate	—	$—	$—	$—
Commercial and Industrial	—	—	—	—
Commercial construction	—	—	—	—
Residential real estate	—	—	2	46
Home equity	—	—	2	33
Total	—	$—	$4	$79

	Defaulted TDRs
	For the Six Months Ended June 30, 2014		For the Six Months Ended June 30, 2013
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate	—	$—	$—	$—
Commercial and Industrial	—	—	—	—
Commercial construction	—	—	—	—
Residential real estate	1	72	3	64
Home equity	—	—	4	151
Total	1	$72	$7	$215
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	June 30, 2014	December 31, 2013
Nonperforming Assets
Nonaccrual loans	$9,698	$12,387
Nonaccrual TDRs	5,241	10,067
Total nonaccrual loans	14,939	22,454
OREO	431	410
Total Nonperforming Assets	$15,370	$22,864
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
We further assess risk within each portfolio segment by pooling loans with similar risk characteristics. For the commercial loan classes, the most important indicator of risk is the internally assigned risk rating, including pass, special mention and substandard. Consumer loans are pooled by type of collateral, lien position and loan to value ratio for consumer real estate loans. Historical loss rates are applied to these loan pools to determine the reserve for loans collectively evaluated for impairment.
We continually monitor our ALL methodology to ensure that it is responsive to the current economic environment. No changes were made to our ALL methodology for the six months ended June 30, 2014.
Management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, nonperforming status and changes in risk ratings on a monthly basis.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES

The following tables present the age analysis of past due loans segregated by class of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$1,629,928	$753	$44	$5,658	$6,455	$1,636,383
Commercial and industrial	918,846	559	249	2,537	3,345	922,191
Commercial construction	185,428	—	1,014	1,869	2,883	188,311
Residential mortgage	488,551	1,022	898	2,118	4,038	492,589
Home equity	412,851	1,466	478	1,431	3,375	416,226
Installment and other consumer	65,380	364	68	26	458	65,838
Consumer construction	3,541	—	—	—	—	3,541
Loans held for sale	1,802	—	—	1,300	1,300	3,102
Totals	$3,706,327	$4,164	$2,751	$14,939	$21,854	$3,728,181

	December 31, 2013
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$1,595,590	$1,209	$207	$10,750	$12,166	$1,607,756
Commercial and industrial	836,276	2,599	278	3,296	6,173	842,449
Commercial construction	139,133	1,049	751	2,742	4,542	143,675
Residential mortgage	481,260	828	1,666	3,338	5,832	487,092
Home equity	408,777	2,468	659	2,291	5,418	414,195
Installment and other consumer	67,420	382	44	37	463	67,883
Consumer construction	3,149	—	—	—	—	3,149
Loans held for sale	2,136	—	—	—	—	2,136
Totals	$3,533,741	$8,535	$3,605	$22,454	$34,594	$3,568,335
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES

The following tables summarize the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	June 30, 2014
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$1,563,882	95.6%	$872,686	94.6%	$167,267	88.8%	$2,603,835	94.8%
Special mention	45,275	2.8%	33,966	3.7%	12,882	6.8%	92,123	3.4%
Substandard	27,226	1.6%	15,539	1.7%	8,162	4.4%	50,927	1.8%
Total	$1,636,383	100%	$922,191	100.0%	$188,311	100.0%	$2,746,885	100.0%

	December 31, 2013
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$1,519,720	94.5%	$792,029	94.0%	$119,177	82.9%	$2,430,926	93.7%
Special mention	57,073	3.6%	34,085	4.1%	15,621	10.9%	106,779	4.1%
Substandard	30,963	1.9%	16,335	1.9%	8,877	6.2%	56,175	2.2%
Total	$1,607,756	100.0%	$842,449	100.0%	$143,675	100.0%	$2,593,880	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables indicate the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	June 30, 2014
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$490,471	99.6%	$414,795	99.7%	$65,812	99.9%	$3,541	100.0%	$974,619	99.6%
Nonperforming	2,118	0.4%	1,431	0.3%	26	0.1%	—	—%	3,575	0.4%
Total	$492,589	100.0%	$416,226	100.0%	$65,838	100.0%	$3,541	100.0%	$978,194	100.0%

	December 31, 2013
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$483,754	99.3%	$411,904	99.4%	$67,846	99.9%	$3,149	100.0%	$966,653	99.4%
Nonperforming	3,338	0.7%	2,291	0.6%	37	0.1%	—	—%	5,666	0.6%
Total	$487,092	100.0%	$414,195	100.0%	$67,883	100.0%	$3,149	100.0%	$972,319	100.0%
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES

The following table presents investments in loans considered to be impaired and related information on those impaired loans for the periods presented:

	June 30, 2014			December 31, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Without a related allowance recorded:
Commercial real estate	$21,228	$28,296	$—	$26,968	$35,474	$—
Commercial and industrial	9,545	9,660	—	9,580	9,703	—
Commercial construction	8,179	11,866	—	7,391	12,353	—
Consumer real estate	7,082	7,629	—	8,026	9,464	—
Other consumer	107	109	—	124	128	—
Total without a Related Allowance Recorded	46,141	57,560	—	52,089	67,122	—
With a related allowance recorded:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Commercial construction	—	—	—	681	1,383	25
Consumer real estate	47	47	47	53	53	53
Other consumer	21	21	11	33	33	19
Total with a Related Allowance Recorded	68	68	58	767	1,469	97
Total:
Commercial real estate	21,228	28,296	—	26,968	35,474	—
Commercial and industrial	9,545	9,660	—	9,580	9,703	—
Commercial construction	8,179	11,866	—	8,072	13,736	25
Consumer real estate	7,129	7,676	47	8,079	9,517	53
Other consumer	128	130	11	157	161	19
Total	$46,209	$57,628	$58	$52,856	$68,591	$97
As of June 30, 2014, CRE loans of $21.2 million comprised 46 percent of the total impaired loans of $46.2 million. These impaired loans are collateralized primarily by commercial real estate properties such as retail or strip malls, office buildings and various other types of commercial purpose properties. These loans are generally considered collateral dependent and charge-offs are recorded when a confirmed loss exists. Approximately $7.9 million of charge-offs have been recorded relating to these CRE loans over the life of these loans. It is our policy to order appraisals on an annual basis on impaired loans or sooner if facts and circumstances warrant. As of June 30, 2014, an estimated fair value less cost to sell of approximately $34.7 million existed for CRE impaired loans. We have current appraisals on all but $0.6 million of the $21.2 million of impaired CRE loans. We have not ordered an appraisal on this loan due to an outstanding settlement agreement with the borrower which would result in the collection of the remaining recorded investment in the loan.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans for the periods presented:

	For the Three Months Ended
	June 30, 2014		June 30, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance recorded:
Commercial real estate	$21,382	$159	$30,956	$174
Commercial and industrial	9,317	57	12,452	66
Commercial construction	8,279	57	16,376	87
Consumer real estate	7,166	100	8,708	156
Other consumer	109	1	114	2
Total without a Related Allowance Recorded	46,253	374	68,606	485
With a related allowance recorded:
Commercial real estate	—	—	2,084	—
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	48	1	86	4
Other consumer	22	—	28	1
Total with a Related Allowance Recorded	70	1	2,198	5
Total:
Commercial real estate	21,382	159	33,040	174
Commercial and industrial	9,317	57	12,452	66
Commercial construction	8,279	57	16,376	87
Consumer real estate	7,214	101	8,794	160
Other consumer	131	1	142	3
Total	$46,323	$375	$70,804	$490

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES

	For the Six Months Ended
	June 30, 2014		June 30, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance recorded:
Commercial real estate	$21,980	$329	$31,181	$415
Commercial and industrial	9,066	114	12,449	135
Commercial construction	8,301	114	16,854	221
Consumer real estate	7,260	203	9,194	215
Other consumer	112	2	106	2
Total without a Related Allowance Recorded	46,719	762	69,784	988
With a related allowance recorded:
Commercial real estate	$—	$—	3,282	$—
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	50	2	43	4
Other consumer	23	1	14	1
Total with a Related Allowance Recorded	73	3	3,339	5
Total:
Commercial real estate	21,980	329	34,463	415
Commercial and industrial	9,066	114	12,449	135
Commercial construction	8,301	114	16,854	221
Consumer real estate	7,310	205	9,237	219
Other consumer	135	3	120	3
Total	$46,792	$765	$73,123	$993

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended June 30, 2014
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$19,880	$13,979	$5,183	$6,408	$1,166	$46,616
Charge-offs	(1,737)	(743)	(664)	(425)	(177)	(3,746)
Recoveries	1,294	2,936	324	164	126	4,844
Net Recoveries/ (Charge-offs)	(443)	2,193	(340)	(261)	(51)	1,098
Provision for loan losses	1,296	(3,168)	(84)	558	264	(1,134)
Balance at End of Period	$20,733	$13,004	$4,759	$6,705	$1,379	$46,580

	Three Months Ended June 30, 2013
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$24,442	$8,676	$6,603	$5,259	$956	$45,936
Charge-offs	(1,170)	(563)	(54)	(743)	(399)	(2,929)
Recoveries	1,572	190	2	225	86	2,075
Net (Charge-offs)/ Recoveries	402	(373)	(52)	(518)	(313)	(854)
Provision for loan losses	(1,360)	820	(739)	1,914	388	1,023
Balance at End of Period	$23,484	$9,123	$5,812	$6,655	$1,031	$46,105

	Six Months Ended June 30, 2014
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$18,921	$14,433	$5,374	$6,362	$1,165	$46,255
Charge-offs	(2,004)	(1,033)	(692)	(547)	(445)	(4,721)
Recoveries	1,834	3,249	375	223	210	5,891
Net Recoveries/ (Charge-offs)	(170)	2,216	(317)	(324)	(235)	1,170
Provision for loan losses	1,982	(3,645)	(298)	667	449	(845)
Balance at End of Period	$20,733	$13,004	$4,759	$6,705	$1,379	$46,580

	Six Months Ended June 30, 2013
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$25,246	$7,759	$7,500	$5,058	$921	$46,484
Charge-offs	(2,809)	(1,923)	(443)	(1,237)	(651)	(7,063)
Recoveries	2,322	290	55	508	179	3,354
Net (Charge-offs)/ Recoveries	(487)	(1,633)	(388)	(729)	(472)	(3,709)
Provision for loan losses	(1,275)	2,997	(1,300)	2,326	582	3,330
Balance at End of Period	$23,484	$9,123	$5,812	$6,655	$1,031	$46,105

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES

The following tables present the ALL and recorded investments in loans by category as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$20,733	$20,733	$21,228	$1,615,155	$1,636,383
Commercial and industrial	—	13,004	13,004	9,545	912,646	922,191
Commercial construction	—	4,759	4,759	8,179	180,132	188,311
Consumer real estate	47	6,658	6,705	7,129	905,227	912,356
Other consumer	11	1,368	1,379	128	65,710	65,838
Total	$58	$46,522	$46,580	$46,209	$3,678,870	$3,725,079

	December 31, 2013
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$18,921	$18,921	$26,968	$1,580,788	$1,607,756
Commercial and industrial	—	14,433	14,433	9,580	832,869	842,449
Commercial construction	25	5,349	5,374	8,072	135,603	143,675
Consumer real estate	53	6,309	6,362	8,079	896,357	904,436
Other consumer	19	1,146	1,165	157	67,726	67,883
Total	$97	$46,158	$46,255	$52,856	$3,513,343	$3,566,199

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
Derivatives contain an element of credit risk, such as the possibility that we will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by our Asset and Liability Committee, or ALCO, and derivatives with customers may only be executed with customers within credit exposure limits approved by our Senior Loan Committee. Interest rate swaps are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Consolidated Statements of Comprehensive Income.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts—Commercial Loans
Fair value	$14,082	$13,698	$14,050	$13,647
Notional amount	245,865	261,754	245,865	261,754
Collateral posted	—	—	11,559	12,611
Interest Rate Lock Commitments—Mortgage Loans
Fair value	292	85	—	—
Notional amount	9,594	3,989	—	—
Forward Sale Contracts—Mortgage Loans
Fair value	—	34	59	—
Notional amount	$—	$5,250	$7,210	$—

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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives not Designated as Hedging Instruments
Gross amounts recognized	$14,349	$14,012	$14,317	$13,961
Gross amounts offset	(267)	(314)	(267)	(314)
Net amounts presented in the Consolidated Balance Sheets	14,082	13,698	14,050	13,647
Gross amounts not offset(1)	—	—	(11,559)	(12,611)
Net Amount	$14,082	$13,698	$2,491	$1,036
(1) Amounts represent posted collateral.

The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(11)	$(27)	$(19)	$(156)
Interest rate lock commitments—mortgage loans	199	(266)	207	(492)
Forward sale contracts—mortgage loans	(64)	381	(93)	405
Total Derivatives Gain (Loss)	$124	$88	$95	$(243)

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
Long-term borrowings are for original terms greater than one year and were comprised of FHLB advances, a capital lease and junior subordinated debt securities. Long-term FHLB advances have the same collateral requirements as their short-term equivalents. We had total long-term borrowings outstanding of $17.3 million at a fixed rate and $48.7 million at a variable rate at June 30, 2014, excluding our capital lease of $0.2 million.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Securities sold under repurchase agreements	$25,269	0.01%	$33,847	0.01%
Short-term borrowings	185,000	0.28%	140,000	0.30%
Total short-term borrowings	210,269	0.25%	173,847	0.24%
Long-term borrowings
Other long-term borrowings	20,636	2.98%	21,810	3.01%
Junior subordinated debt securities	45,619	2.69%	45,619	2.70%
Total long-term borrowings	66,255	2.78%	67,429	2.80%
Total Borrowings	$276,524	0.85%	$241,276	0.96%
We had total borrowings at June 30, 2014 and December 31, 2013 at the FHLB of Pittsburgh of $205.4 million and $161.6 million. This consisted of $185.0 million in short-term borrowings and $20.4 million in long-term borrowings at June 30, 2014. Our maximum borrowing capacity with the FHLB of Pittsburgh was $1.6 billion at June 30, 2014, with a remaining borrowing availability of $1.4 billion.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. COMMITMENTS AND CONTINGENCIES
Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event a customer does not satisfy the terms of their agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon; the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $3.1 million at June 30, 2014 and $2.9 million at December 31, 2013. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
The following table sets forth the commitments and letters of credit as of the dates presented:

(dollars in thousands)	June 30, 2014	December 31, 2013
Commitments to extend credit	$1,117,511	$1,038,529
Standby letters of credit	78,427	78,639
Total	$1,195,938	$1,117,168
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims will not have a material adverse effect on our consolidated financial position.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 10. OTHER COMPREHENSIVE INCOME
The following table presents the tax effects of the components of other comprehensive income (loss) for the periods presented:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in unrealized gains/losses on securities available-for-sale	$5,401	$(1,891)	$3,510	$(12,061)	$4,221	$(7,840)
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	(40)	15	(25)	—	—	—
Adjustment to funded status of employee benefit plans	211	(74)	137	598	(210)	388
Other Comprehensive Income (Loss)	$5,572	$(1,950)	$3,622	$(11,463)	$4,011	$(7,452)
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

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in unrealized gains/losses on securities available-for-sale	$9,876	$(3,457)	$6,419	$(13,829)	$4,840	$(8,989)
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	(41)	15	(26)	(2)	1	(1)
Adjustment to funded status of employee benefit plans	423	(148)	275	1,196	(419)	777
Other Comprehensive Income (Loss)	$10,258	$(3,590)	$6,668	$(12,635)	$4,422	$(8,213)
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 11. EMPLOYEE BENEFITS

We maintain a defined benefit pension plan, or Plan, covering substantially all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future. At this time, we are not required to make a cash contribution to the Plan in 2014. The expected long-term rate of return on plan assets is 8.00 percent. Through June 30, 2014, there have been no changes to the Plan.
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$631	$708	$1,262	$1,416
Interest cost on projected benefit obligation	1,106	996	2,212	1,992
Expected return on plan assets	(1,735)	(1,565)	(3,470)	(3,130)
Amortization of prior service cost (credit)	(35)	(34)	(70)	(68)
Recognized net actuarial loss	209	588	418	1,176
Net Periodic Pension Expense	$176	$693	$352	$1,386

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

The following table represents total assets by reportable operating segment as of the dates presented:

(dollars in thousands)	June 30, 2014	December 31, 2013
Community Banking	$4,778,233	$4,524,939
Insurance	7,715	6,926
Wealth Management	2,082	1,325
Total Assets	$4,788,030	$4,533,190

The following tables provide financial information for our three segments for the three and six month periods ended June 30, 2014 and 2013. The financial results of the business segments include allocations for shared services based on an internal analysis that supports line of business performance measurement. Shared services include expenses such as employee benefits, occupancy expense, computer support and corporate overhead. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations if they existed as independent entities. The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

	Three Months Ended June 30, 2014
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$39,845	$—	$136	$(109)	$39,872
Interest expense	3,415	—	—	(398)	3,017
Net interest income	36,430	—	136	289	36,855
Provision for loan losses	(1,134)	—	—	—	(1,134)
Noninterest income	7,522	1,245	2,828	176	11,771
Noninterest expense	25,092	1,044	2,442	465	29,043
Depreciation expense	805	13	7	—	825
Amortization of intangible assets	274	13	10	—	297
Provision for income taxes	4,637	61	177	—	4,875
Net Income	$14,278	$114	$328	$—	$14,720

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. SEGMENTS – continued

	Three Months Ended June 30, 2013
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$38,505	$—	$135	$(87)	$38,553
Interest expense	4,663	—	—	(706)	3,957
Net interest income	33,842	—	135	619	34,596
Provision for loan losses	1,023	—	—	—	1,023
Noninterest income	8,467	1,349	2,812	239	12,867
Noninterest expense	21,786	1,105	2,389	1,797	27,077
Depreciation expense	876	12	8	—	896
Amortization of intangible assets	387	13	13	—	413
Provision (benefit) for income taxes	4,592	77	221	(939)	3,951
Net Income	$13,645	$142	$316	$—	$14,103

	Six Months Ended June 30, 2014
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$78,475	$—	$310	$(248)	$78,537
Interest expense	6,897	—	—	(806)	6,091
Net interest income	71,578	—	310	558	72,446
Provision for loan losses	(845)	—	—	—	(845)
Noninterest income	14,375	2,766	5,764	282	23,187
Noninterest expense	49,066	2,199	4,716	840	56,821
Depreciation expense	1,607	25	13	—	1,645
Amortization of intangible assets	566	25	22	—	613
Provision for income taxes	8,002	181	463	—	8,646
Net Income	$27,557	$336	$860	$—	$28,753

	Six Months Ended June 30, 2013
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$76,194	$1	$273	$(72)	$76,396
Interest expense	9,454	—	—	(1,323)	8,131
Net interest income	66,740	1	273	1,251	68,265
Provision for loan losses	3,330	—	—	—	3,330
Noninterest income	18,823	2,947	5,386	517	27,673
Noninterest expense	46,427	2,552	4,878	3,468	57,325
Depreciation expense	1,795	22	16	—	1,833
Amortization of intangible assets	792	26	26	—	844
Provision (benefit) for income taxes	7,438	122	313	(1,700)	6,173
Net Income	$25,781	$226	$426	$—	$26,433

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three and six month periods ended June 30, 2014 and 2013. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
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

•
a deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income;

•
a reemergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities and indirectly, by affecting the economy generally; and

•	access to capital in the amounts, at the times and on the terms required to support our future business activities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate fluctuations, and other Future Factors.
Critical Accounting Policies and Estimates
Our critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2014 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2013 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $4.8 billion at June 30, 2014. We provide a full range of financial services through offices in 12 Pennsylvania counties with retail and commercial banking products, cash management services, insurance and traditional trust and discount brokerage services. We also have two loan production offices, or LPOs, in Northeast and Central Ohio. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
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
During the six months ended June 30, 2014, we successfully executed on our growth strategy through expanding into new markets and growing organically in our existing markets. On January 21, 2014, we announced the opening of an LPO in Central Ohio. On June 18, 2014, we opened a new branch with a team of experienced banking professionals in State College, Pennsylvania. During the six months ended June 30, 2014, we grew our business organically with portfolio loans increasing $158.9 million, or 4.5 percent, compared to December 31, 2013. This growth was primarily in our commercial loan portfolio.
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
Earnings Summary
Net income available to common shareholders for the three months ended June 30, 2014 was $14.7 million, or diluted earnings per share of $0.49, compared to $14.1 million, or $0.47 for the same period in 2013. Net income for the six months ended June 30, 2014 was $28.8 million, or diluted earnings per share of $0.97, compared to $26.4 million, or $0.89, for the same period in 2013. The increase in net income was primarily driven by an increase in net interest income and a lower provision for loan losses in both the three and six months ended June 30, 2014.
Net interest income increased $2.3 million, or 6.5 percent, and $4.2 million, or 6.1 percent, for the three and six month periods ended June 30, 2014 compared to the same periods in 2013. The increase in net interest income for both periods is mainly due to interest earning asset growth. Total average interest earning assets increased $219.1 million, or 5.4 percent, and $213.4 million, or 5.2 percent, for the three and six month periods ended June 30, 2014 compared to the same periods in 2013. The increase was driven by higher average loans, which is due to our successful efforts in growing our loan portfolio organically over the past year.
The provision for loan losses decreased $2.2 million for the three months ended June 30, 2014 and decreased $4.2 million for the six months ended June 30, 2014 compared to the same periods in 2013. The decrease in the provision for loan losses was due in part to net recoveries of $1.1 million and $1.2 million for the three and six months ended June 30, 2014. In addition, the lower provision was due to improving economic conditions which have positively impacted our asset quality metrics in all categories, including decreases in loan charge-offs, nonaccrual loans, special mention and substandard loans and the delinquency status of our loan portfolio.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our total noninterest income decreased $1.1 million to $11.8 million for the three months ended June 30, 2014 and $4.5 million to $23.2 million for the six months ended June 30, 2014 compared to the same periods in 2013. The decrease in noninterest income for the three months ended June 30, 2014 was primarily related to a decline in mortgage banking income, debit and credit card fees and insurance fees. The decrease in noninterest income for the six months ended June 30, 2014 was primarily related to a $3.1 million gain on the sale of our merchant card servicing business that occurred in the first quarter of 2013 and decreases in mortgage banking income, debit and credit card fees and insurance fees. These decreases for the six months ended June 30, 2014 were partially offset by an increase in our wealth management fees due to new business development efforts and certain fee increases.
Total noninterest expense increased $1.8 million for the three months ended June 30, 2014 and decreased $0.9 million for the six months ended June 30, 2014 compared to the same periods in 2013. The increase for the three months ended June 30, 2014 primarily related to higher salaries and benefits due to higher incentives and other noninterest expense due to a higher provision for unfunded loan commitments. The decrease for the six months ended June 30, 2014 was due to no merger related expenses in 2014 compared to $0.8 million in 2013, and lower professional services and legal, other taxes and Federal Deposit Insurance Corporation, or FDIC, insurance.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles, or GAAP, management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully taxable equivalent, or FTE, basis and operating revenue. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying business, operational performance and performance trends as they facilitate comparisons with the performance of others in the financial services industry. Although management believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies.
We believe the presentation of net interest income on a FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to a FTE basis in the next section for the three and six months ended June 30, 2014 and 2013.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2014 Compared to
Three and Six Months Ended June 30, 2013
Net Interest Income
Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 76 percent of operating revenue (net interest income plus noninterest income, excluding non-recurring income and expenses) for the three and six month periods ended June 30, 2014. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our Asset and Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin on interest-earning assets.
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
The following table reconciles interest income and interest rates per the Consolidated Statements of Comprehensive Income to net interest income and rates adjusted to a FTE basis for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Total interest income	$39,872	$38,553	$78,537	$76,396
Total interest expense	3,017	3,957	6,091	8,131
Net interest income per consolidated statements of comprehensive income	36,855	34,596	72,446	68,265
Adjustment to FTE basis	1,394	1,169	2,717	2,341
Net Interest Income (FTE) (non-GAAP)	$38,249	$35,765	$75,163	$70,606
Net interest margin	3.43%	3.40%	3.41%	3.38%
Adjustment to FTE basis	0.13%	0.11%	0.13%	0.12%
Net Interest Margin (FTE) (non-GAAP)	3.56%	3.51%	3.54%	3.50%
Income amounts are annualized for rate calculations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans (1) (2)	$3,650,050	$37,444	4.11%	$3,419,393	$36,459	4.28%
Interest-bearing deposits with banks	88,064	62	0.28%	186,265	132	0.28%
Taxable investment securities (3)	428,618	2,129	1.99%	365,799	1,866	2.04%
Tax-exempt investment securities (2)	129,687	1,507	4.65%	106,194	1,255	4.73%
Federal Home Loan Bank and other restricted stock	12,752	124	3.89%	12,420	10	0.31%
Total Interest-earning Assets	4,309,171	41,266	3.84%	4,090,071	39,722	3.89%
Noninterest-earning assets:
Cash and due from banks	48,846			52,219
Premises and equipment, net	35,689			36,881
Other assets	336,985			358,555
Less allowance for loan losses	(49,075)			(47,063)
Total Assets	$4,681,616			$4,490,663
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$311,719	$20	0.03%	$303,461	$18	0.02%
Money market	327,666	125	0.15%	327,733	112	0.14%
Savings	1,035,691	403	0.16%	1,001,258	452	0.18%
Certificates of deposit	899,086	1,742	0.78%	984,304	2,330	0.95%
CDARS and brokered deposits	230,036	186	0.32%	63,564	39	0.25%
Total Interest-bearing deposits	2,804,198	2,476	0.35%	2,680,320	2,951	0.44%
Securities sold under repurchase agreements	30,718	2	0.01%	67,461	22	0.13%
Short-term borrowings	108,640	80	0.30%	71,429	44	0.25%
Long-term borrowings	20,873	156	3.01%	23,196	176	3.05%
Junior subordinated debt securities	45,619	303	2.66%	82,817	764	3.70%
Total Interest-bearing Liabilities	3,010,048	3,017	0.40%	2,925,223	3,957	0.54%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,028,997			946,862
Other liabilities	51,390			72,370
Shareholders’ equity	591,181			546,208
Total Liabilities and Shareholders’ Equity	$4,681,616			$4,490,663
Net Interest Income (2)(3)		$38,249			$35,765
Net Interest Margin (2) (3)			3.56%			3.51%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2014 and 2013.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans (1) (2)	$3,613,470	$73,878	4.12%	$3,388,915	$72,190	4.30%
Interest-bearing deposits with banks	117,812	147	0.25%	198,379	252	0.25%
Taxable investment securities (3)	412,142	4,079	1.98%	359,622	3,731	2.07%
Tax-exempt investment securities (2)	125,591	2,936	4.68%	108,310	2,536	4.68%
Federal Home Loan Bank and other restricted stock	13,070	214	3.28%	13,415	28	0.42%
Total Interest-earning Assets	4,282,085	81,254	3.82%	4,068,641	78,737	3.90%
Noninterest-earning assets:
Cash and due from banks	48,463			52,116
Premises and equipment, net	35,662			37,316
Other assets	339,070			358,996
Less allowance for loan losses	(48,255)			(47,527)
Total Assets	$4,657,025			$4,469,542
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$312,565	$35	0.02%	$306,792	$37	0.02%
Money market	338,928	253	0.15%	332,961	237	0.14%
Savings	1,025,007	791	0.16%	987,616	945	0.19%
Certificates of deposit	904,869	3,565	0.79%	998,041	4,878	0.99%
CDARS and brokered deposits	210,426	342	0.33%	47,480	56	0.24%
Total Interest-bearing deposits	2,791,795	4,986	0.36%	2,672,890	6,153	0.46%
Securities sold under repurchase agreements	33,641	2	0.01%	65,411	48	0.15%
Short-term borrowings	118,156	178	0.30%	66,298	78	0.24%
Long-term borrowings	21,168	320	3.04%	26,323	407	3.12%
Junior subordinated debt securities	45,619	605	2.68%	86,696	1,445	3.36%
Total Interest-bearing Liabilities	3,010,379	6,091	0.41%	2,917,618	8,131	0.56%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,009,506			936,141
Other liabilities	52,116			72,450
Shareholders’ equity	585,024			543,333
Total Liabilities and Shareholders’ Equity	$4,657,025			$4,469,542
Net Interest Income (2) (3)		$75,163			$70,606
Net Interest Margin (2) (3)			3.54%			3.50%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2014 and 2013.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Net interest income on a FTE basis increased $2.5 million, or 6.9 percent, for the three months ended June 30, 2014 and $4.6 million, or 6.5 percent, for the six months ended June 30, 2014 compared to the same periods in 2013. The net interest margin on a FTE basis increased 5 basis points for the three months ended June 30, 2014 and 4 basis points for the six months ended June 30, 2014 compared to the same periods in 2013. The increase in net interest income is mainly due to interest earning asset growth.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest income on a FTE basis increased $1.5 million, or 3.9 percent, and $2.5 million, or 3.2 percent, to $41.3 million and $81.3 million for the three and six months ended June 30, 2014 compared to the same periods in 2013. The increase in interest income was mainly driven by the $219.1 million and $213.4 million increases in interest-earning assets for the three and six month periods ended June 30, 2014 compared to the same periods in 2013. The interest-earning asset balance increase is mainly attributable to loan growth. Average loan balances increased by $230.7 million and $224.6 million for the three and six months ended June 30, 2014 compared to the same periods in 2013 as a result of organic growth, primarily in our commercial loan portfolio. Due to the continued low interest rate environment our rate earned on loans decreased 17 basis points and 18 basis points for the three and six months ended June 30, 2014 when compared to the three and six months ended June 30, 2013. Average interest-bearing deposits with banks, which is primarily cash at the Federal Reserve, decreased $98.2 million for the three months and $80.6 million for the six months ended June 30, 2014 when compared to the same periods in 2013. Average investment securities, including Federal Home Loan Bank, or FHLB, and other restricted stock, increased $86.6 million for the three months and $69.5 million for the six months ended June 30, 2014 compared to the same periods in 2013. The deployment of excess cash at the Federal Reserve to higher yielding investment securities had a positive impact on the interest-earning asset rate. Overall, the FTE rate on total interest-earning assets decreased 5 basis points to 3.84 percent for the three months ended June 30, 2014 and decreased 8 basis points to 3.82 percent for the six months ended June 30, 2014 as compared to 3.89 percent and 3.90 percent for the same periods in 2013.
Interest expense decreased $0.9 million and $2.0 million to $3.0 million and $6.1 million for the three and six months ended June 30, 2014 compared to the same periods in 2013. The decrease in interest expense is a result of a shift in the mix of our interest-bearing liabilities from higher rate certificates of deposit, or CDs, and subordinated debt to lower cost deposits and borrowings. Total interest-bearing deposits increased $123.9 million and $118.9 million for the three months and six months ended June 30, 2014 compared to the same periods in 2013. Higher interest-bearing deposits are due to an increase of $166.5 million and $162.9 million in brokered deposits and an increase of $42.6 million and $49.1 million in interest-bearing demand, money market and savings balances offset by a decrease in CDs of $85.2 million and $93.2 million for the three and six month periods ended June 30, 2014 compared to the same periods in 2013. The cost of total interest-bearing deposits was 0.35 percent and 0.36 percent for the three and six month periods ended June 30, 2014, compared to 0.44 percent and 0.46 percent for the three and six month periods ended June 30, 2013. The decrease in the cost of interest-bearing deposits was mainly due to the maturity of higher rate CDs being replaced by lower rate deposits. Interest expense on average borrowings decreased $0.5 million and $0.9 million over the three and six month periods ended June 30, 2014 compared to the same periods in 2013. The decrease was primarily a result of the redemption of $45.0 million of subordinated debt during the second quarter of 2013. Overall, the cost of interest-bearing liabilities decreased 14 basis points and 15 basis points for the three months and six months ended June 30, 2014 compared to the same periods in 2013.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2014 Compared to June 30, 2013			Six Months Ended June 30, 2014 Compared to June 30, 2013
(dollars in thousands)	Volume (4)	Rate (4)	Net	Volume	Rate	Net
Interest earned on:
Loans (1) (2)	$2,460	$(1,475)	$985	$4,784	$(3,096)	$1,688
Interest-bearing deposits with banks	(70)	—	(70)	(103)	(2)	(105)
Taxable investment securities (3)	320	(57)	263	544	(196)	348
Tax-exempt investment securities (2)	277	(25)	252	404	(4)	400
Federal Home Loan Bank and other restricted stock	—	114	114	(1)	187	186
Total Interest-earning Assets	2,987	(1,443)	1,544	5,628	(3,111)	2,517
Interest paid on:
Interest-bearing demand	1	1	2	—	(2)	(2)
Money market	—	13	13	4	12	16
Savings	16	(65)	(49)	36	(190)	(154)
Certificates of deposit	(202)	(385)	(587)	(455)	(857)	(1,312)
CDARS and brokered deposits	102	45	147	194	92	286
Securities sold under repurchase agreements	(12)	(9)	(21)	(23)	(23)	(46)
Short-term borrowings	23	13	36	60	40	100
Long-term borrowings	(18)	(2)	(20)	(79)	(9)	(88)
Junior subordinated debt securities	(343)	(118)	(461)	(686)	(154)	(840)
Total Interest-bearing Liabilities	(433)	(507)	(940)	(949)	(1,091)	(2,040)
Net Change in Net Interest Income	$3,420	$(936)	$2,484	$6,577	$(2,020)	$4,557
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

Provision for Loan Losses
The provision for loan losses is the adjustment to the allowance for loan losses, or ALL, after considering loan charge-offs and recoveries to bring the ALL to a level appropriate to absorb probable losses inherent in the loan portfolio. The provision for loan losses decreased $2.1 million from $1.0 million to ($1.1) million for the three months ended June 30, 2014 and decreased $4.1 million from $3.3 million to ($0.8) million for the six months ended June 30, 2014 compared to the same periods in 2013. The negative provision for loan losses was primarily due to net recoveries of $1.1 million and $1.2 million for the three and six months ended June 30, 2014. We continue to experience favorable asset quality trends with decreases in loan charge-offs, nonaccrual loans, special mention and substandard loans and the delinquency status of our loan portfolio. Net loan charge-offs decreased $2.0 million to a net recovery of $1.1 million for the three months ended June 30, 2014 compared to a net charge-off of $0.9 million for the three months ended June 30, 2013 and decreased $4.9 million to a net recovery of $1.2 million for the six months ended June 30, 2014 compared to a net charge-off of $3.7 million for the six months ended June 30, 2013. Nonaccrual loans decreased 61 percent to $14.9 million at June 30, 2014 compared to $37.9 million at June 30, 2013. Total special mention and substandard commercial loans have decreased $98.5 million, or 41 percent, over the last twelve months to $143.1 million at June 30, 2014. The ALL was 1.25 percent of total loans at June 30, 2014 compared to 1.34 percent at June 30, 2013. Refer to “Allowance for Loan Losses” in the MD&A of this report for additional information.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Securities gains, net	$40	$—	$40	NM	$41	$2	$39	NM
Wealth management fees	2,837	2,820	17	0.6	5,792	5,396	396	7.3
Debit and credit card fees	2,724	3,150	(426)	(13.5)	5,226	5,601	(375)	(6.7)
Service charges on deposit accounts	2,574	2,495	79	3.2	5,083	4,943	140	2.8
Insurance fees	1,425	1,643	(218)	(13.3)	3,102	3,418	(316)	(9.2)
Mortgage banking	264	911	(647)	(71.0)	396	1,393	(997)	(71.6)
Gain on sale of merchant card servicing business	—	—	—	—	—	3,093	(3,093)	(100.0)
Other	1,907	1,848	59	3.2	3,547	3,827	(280)	(7.3)
Total Noninterest Income	$11,771	$12,867	$(1,096)	(8.5)%	$23,187	$27,673	$(4,486)	(16.2)%
NM- percentage not meaningful
Noninterest income decreased $1.1 million, or 8.5 percent, and $4.5 million, or 16.2 percent, to $11.8 million and $23.2 million for the three and six month periods ended June 30, 2014 compared to the same periods in 2013. The decreases related to declines in fees from mortgage banking, debit and credit cards and insurance for both periods. Additional decreases in the six month period ended June 30, 2014 related to the sale of our merchant card servicing business and other noninterest income offset by an increase in wealth management fees.
During the first quarter of 2013, we sold our merchant card servicing business for $4.8 million and paid deconversion and termination fees of $1.7 million to the merchant processor resulting in a net gain of $3.1 million. In conjunction with the sale of the merchant card servicing business, we entered into a marketing and sales alliance agreement with the purchaser, providing transition fees, royalties and referral revenue. Income from the marketing and sales alliance agreement is included in debit and credit card fees. The decrease in debit and credit card fees for both the three and six month periods ended June 30, 2014 primarily relates to transition fees that we received during the first five months after the sale of the merchant card servicing business that did not recur during 2014, combined with the timing of referral revenue. Mortgage banking income decreased $0.6 million and $1.0 million for the three and six month periods ended June 30, 2014 compared to the same periods in 2013. The decrease in mortgage banking income relates to the increase in mortgage rates that occurred in the second quarter of 2013, resulting in a decrease in the volume of loans originated for sale in the secondary market and less favorable pricing on loan sales. During the six months ended June 30, 2014, we sold 65 percent fewer mortgages with $13.1 million in loan sales compared to $37.7 million during the same period in 2013. Insurance fees decreased $0.2 million and $0.3 million for the three and six month periods ended June 30, 2014 compared to the same periods in 2013 due to increased competition.
The decrease in other noninterest income of $0.3 million for the six month period ended June 30, 2014, as compared to the same period in 2013, was primarily due to a decrease in interest rate swap fees from our commercial customers. Wealth management fees increased $0.4 million for the six month period ended June 30, 2014, as compared to the same period in 2013, due to higher assets under management, new business development efforts and fee increases.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Salaries and employee benefits (1)	$15,772	$14,725	$1,047	7.1%	$31,148	$30,737	$411	1.3
Data processing (1)	2,219	2,110	109	5.2	4,314	4,043	$271	6.7
Net occupancy (1)	1,984	1,958	26	1.3	4,214	4,122	$92	2.2
Furniture and equipment	1,277	1,230	47	3.8	2,548	2,538	$10	0.4
Marketing	960	793	167	21.1	1,578	1,482	$96	6.5
Other Taxes	893	915	(22)	(2.4)	1,524	1,914	$(390)	(20.4)
Professional services and legal (1)	875	1,171	(296)	(25.3)	1,538	2,143	$(605)	(28.2)
FDIC insurance	579	707	(128)	(18.1)	1,210	1,483	$(273)	(18.4)
Other noninterest expense (1)	5,606	4,749	857	18.0	11,005	10,702	$303	2.8
Merger related expense	—	28	(28)	(100.0)	—	838	$(838)	(100.0)
Total Noninterest Expense	$30,165	$28,386	$1,779	6.3%	$59,079	$60,002	$(923)	(1.5)
(1) Excludes one-time merger related expense for 2013.

Noninterest expense increased $1.8 million, or 6.3 percent, and decreased $0.9 million, or 1.5 percent, to $30.2 million and $59.1 million for the three and six month periods ended June 30, 2014 compared to the same periods in 2013. Increases in salaries and employee benefits expenses and other noninterest expenses were offset by decreases in professional services and legal for both periods. Additional decreases in merger related expenses, other taxes and FDIC insurance contributed to the decrease for the six month period ended June 30, 2014 as compared to the same period in 2013.
The $0.8 million of merger related expense recognized in the six months ended June 30, 2013 related primarily to the data processing system conversion of Gateway Bank. Although the Gateway Bank acquisition occurred in August 2012, the merger with S&T Bank and the system conversion was completed on February 8, 2013.
Salaries and employee benefits expenses increased $1.0 million and $0.4 million in the three and six month periods ended June 30, 2014, compared to the same periods in 2013, primarily due to an increase in incentive expense offset by a decrease in pension expense. Incentive expense increased $0.8 million and $1.3 million for the three and six months ended June 30, 2014, compared to the same periods in 2013, due to strong performance in the first half of 2014. Offsetting this increase to incentives was a reduction in our pension expense for the three and six months ended June 30, 2014, compared to the same periods in 2013, of $0.5 million and $1.0 million due to a decrease in our pension liability resulting from a change in actuarial assumptions. Other noninterest expense increased $0.9 million for the six months ended June 30, 2014 and was relatively unchanged for the three months ended June 30, 2014, compared to the same periods in 2013. The $0.9 million increase during the current period primarily relates to an increase in the provision for unfunded loan commitments. Data processing increased $0.1 million and $0.3 million for the three and six month periods ended June 30, 2014 primarily due to the implementation of software that strengthens the authentication of our customers that use our online banking product
Professional services and legal expense decreased $0.3 million and $0.6 million for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to additional external accounting and consulting charges that were incurred in 2013. The decrease of $0.4 million for the six months ended June 30, 2014 in other taxes primarily relates to legislative changes that have resulted in a reduction in Pennsylvania shares tax expense. FDIC insurance charges are based in part on our financial ratios which have improved, resulting in a decrease of $0.1 million and $0.3 million for the three and six month periods ended June 30, 2014, compared to the same periods in 2013.
Provision for Income Taxes
The provision for income taxes increased $0.9 million to $4.9 million for the three month period and increased $2.5 million to $8.6 million for the six month period ended June 30, 2014 compared to a provision of $4.0 million and $6.2 million for the same periods in 2013. The increases to the provision for income taxes for the three and six month periods ended June 30, 2014 were primarily due to increases of $1.5 million for the three month period and $4.8 million for the six month period in

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

pre-tax income and an increase in the expected full year tax rate. The effective tax rate for the six months ended June 30, 2014 increased to 23.1 percent compared to 18.9 percent for the same period in 2013. The increase in our effective tax rate was primarily due to increases in pre-tax income.

Financial Condition
June 30, 2014
Total assets increased by 5.6 percent to $4.8 billion at June 30, 2014 compared to $4.5 billion at December 31, 2013. Loan growth was strong, resulting in an increase to total portfolio loans of $158.9 million, or 4.5 percent, compared to December 31, 2013. Our commercial loan portfolio grew by $153.0 million, or 5.9 percent, to $2.7 billion and our consumer loan portfolio grew by $5.9 million, or 0.6 percent, to $978.2 million at June 30, 2014. Securities increased $79.1 million, or 15.5 percent, compared to December 31, 2013. Our deposit base increased $192.9 million, or 5.3 percent, with total deposits of $3.9 billion at June 30, 2014 compared to $3.7 billion at December 31, 2013. Demand deposits increased $92.3 million, or 7.1 percent, compared to December 31, 2013. Our Certificate of Deposit Account Registry Services, or CDARS, One Way Buy, or OWB, and brokered CDs increased by $83.0 million during the six month period ended June 30, 2014 compared to December 31, 2013. Borrowings increased by $35.2 million to $276.5 million at June 30, 2014 compared to $241.3 million at December 31, 2013. The short-term borrowing increase of $45.0 million was utilized as a source of funds to support our asset growth during the first half of 2014. Total shareholder’s equity increased by $25.9 million, or 4.5 percent, during the six months ended June 30, 2014 compared to December 31, 2013. The increase was primarily due to net income of $28.8 million and an increase to other comprehensive income of $6.7 million primarily resulting from higher market values on our available-for-sale securities offset by $9.8 million in dividends.

Securities Activity

(dollars in thousands)	June 30, 2014	December 31, 2013	$ Change
Obligations of U.S. government corporations and agencies	$270,248	$234,751	$35,497
Collateralized mortgage obligations of U.S. government corporations and agencies	94,604	63,774	30,830
Residential mortgage-backed securities of U.S. government corporations and agencies	46,389	48,669	(2,280)
Commercial mortgage-backed securities of U.S. government corporations and agencies	39,920	39,052	868
Obligations of states and political subdivisions	128,313	114,264	14,049
Debt Securities Available-for-Sale	579,474	500,510	78,964
Marketable equity securities	9,014	8,915	99
Total Securities Available-for-Sale	$588,488	$509,425	$79,063
We invest in various securities in order to provide a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risk that could negatively affect the level of liquidity available to us. Security purchases are subject to investment policies approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $79.1 million, or 15.5 percent, from December 31, 2013. The increase is primarily due to the investment of cash into higher yielding assets.
On a quarterly basis, management evaluates the securities portfolio for other than temporary impairment, or OTTI. The bond portfolio had a net unrealized gain of $7.4 million at June 30, 2014 compared to a net unrealized loss of $2.3 million at December 31, 2013. Net unrealized gains at June 30, 2014 included $9.7 million of unrealized gains offset by $2.3 million of unrealized losses. Net unrealized losses at December 31, 2013 included unrealized gains of $5.5 million offset by $7.8 million of unrealized losses. The changes in unrealized gains and losses during the six months ended June 30, 2014 was a result of the changing interest rate environment during the period and is not related to the underlying credit quality of the bond portfolio. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There were no unrealized losses on marketable equity securities as of June 30, 2014. During the three and six months ended June 30, 2014, no OTTI was recorded. We do not intend to sell and it is not more likely than not that we will be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan Composition

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$1,636,383	43.9%	$1,607,756	45.1%
Commercial and industrial	922,191	24.8%	842,449	23.6%
Construction	188,311	5.1%	143,675	4.0%
Total Commercial Loans	2,746,885	73.7%	2,593,880	72.7%
Consumer
Residential mortgage	492,589	13.2%	487,092	13.7%
Home equity	416,226	11.2%	414,195	11.6%
Installment and other consumer	65,838	1.8%	67,883	1.9%
Construction	3,541	0.1%	3,149	0.1%
Total Consumer Loans	978,194	26.3%	972,319	27.3%
Total Portfolio Loans	3,725,079	100.0%	3,566,199	100.0%
Loans Held for Sale	3,102		2,136
Total Loans	$3,728,181		$3,568,335
Our loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Conditions such as the overall economic climate can significantly impact a borrower’s ability to pay. Total portfolio loans increased $158.9 million, or 4.5 percent, since December 31, 2013 to $3.7 billion at June 30, 2014 primarily due to organic loan growth in our commercial loan portfolios. The increase in loans can be attributed to the execution of our strategic initiative to grow our loan portfolio by adding seasoned lenders to our staff and our expansion through two LPO's in Ohio. Our expansion into new markets continued in the second quarter of 2014 with the opening of a branch in State College, Pennsylvania on June 18, 2014.
Total commercial loans have increased $153.0 million, or 5.9 percent, from December 31, 2013 with growth in all portfolios. C&I loans increased $79.7 million, or 9.5 percent, due to new loan originations and increased line utilization. CRE loans increased $28.6 million, or 1.8 percent, due to improved loan demand. Commercial construction loans increased $44.6 million, or 31.1 percent, due to an increase in activity and seasonality.
Residential mortgages increased $5.5 million, or 1.1 percent, from December 31, 2013 to June 30, 2014. Residential mortgage lending continues to be a strategic focus through a centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that continued adherence to our conservative mortgage lending policies for portfolio loans will be as important in a growing economy as it was during the downturn in recent years. At the end of the second quarter of 2014, we returned to selling all of our mortgage loan production priced for sale into the secondary market. Previously, we had been only selling 30 year mortgages. The rationale for these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. During the six months ended June 30, 2014, we sold 65 percent fewer mortgages with $12.5 million in loan sales compared to $35.6 million during the same period in 2013. We have experienced a decrease in the volume of loan sales from the prior year due to an increase in interest rates in mid-2013 which caused a significant decline in mortgage refinancings. As of June 30, 2014, we serviced $318.9 million of secondary market mortgage loans sold to Fannie Mae.

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
At June 30, 2014, approximately 83 percent of the ALL was related to our commercial loan portfolio, while commercial loans comprised 74 percent of our loan portfolio. We believe that the inherent losses in the commercial portfolio are higher than in the consumer portfolio. Our historical losses in the commercial loan portfolio were higher than in the consumer loan portfolio in the last economic downturn.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables summarize the ALL and recorded investments in loans by category for the dates presented:

	June 30, 2014
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$20,733	$20,733	$21,228	$1,615,155	$1,636,383
Commercial and industrial	—	13,004	13,004	9,545	912,646	922,191
Commercial construction	—	4,759	4,759	8,179	180,132	188,311
Consumer real estate	47	6,658	6,705	7,129	905,227	912,356
Other consumer	11	1,368	1,379	128	65,710	65,838
Total	$58	$46,522	$46,580	$46,209	$3,678,870	$3,725,079

	December 31, 2013
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$18,921	$18,921	$26,968	$1,580,788	$1,607,756
Commercial and industrial	—	14,433	14,433	9,580	832,869	842,449
Commercial construction	25	5,349	5,374	8,072	135,603	143,675
Consumer real estate	53	6,309	6,362	8,079	896,357	904,436
Other consumer	19	1,146	1,165	157	67,726	67,883
Total	$97	$46,158	$46,255	$52,856	$3,513,343	$3,566,199

	June 30, 2014		December 31, 2013
Ratio of net charge-offs to average loans outstanding	(0.03)%	*	0.25%
Allowance for loan losses as a percentage of total loans	1.25%		1.30%
Allowance for loan losses to nonperforming loans	312%		206%
* Annualized
The ALL was $46.6 million, or 1.25 percent, of total portfolio loans at June 30, 2014 compared to $46.3 million, or 1.30 percent, of total portfolio loans at December 31, 2013. Overall, the total ALL and the composition of the ALL remained relatively unchanged from December 31, 2013. Impaired loans decreased $6.6 million from December 31, 2013, primarily as a result of loan pay downs. New impaired loan formation has been low during 2014 at only $2.8 million. The reserve for loans collectively evaluated for impairment did not change significantly at June 30, 2014 compared to December 31, 2013.
Our asset quality continued to improve during the six months ended June 30, 2014 with net recoveries, decreases in nonperforming loans and decreases in special mention and substandard loans. We had gross loan charge-offs of $4.7 million offset by loan recoveries of $5.9 million resulting in net recoveries of $1.2 million for the six months ended June 30, 2014. Included in the $5.9 million of recoveries was a $2.5 million recovery for one loan in our C&I loan portfolio. Nonperforming loans decreased $7.5 million, or 33 percent, to $14.9 million at June 30, 2014 compared to $22.5 million at December 31, 2013. Commercial special mention and substandard loans decreased by $19.9 million, or 12 percent, to $143.1 million at June 30, 2014 from $163.0 million at December 31, 2013.
During the three months ended June 30, 2014, we sold a $3.5 million package of smaller commercial loans,
$3.2 million of which were on nonaccrual status, resulting in a charge-off of $1.3 million. We also sold two C&I loans totaling $4.8 million which resulted in a charge-off of $1.5 million. The $4.8 million of C&I loans were moved to nonaccrual status during the three months ended June 30, 2014 as a result of the loan sale agreement. We received approximately $2.0 million of the proceeds for the loans prior to June 30, 2014 and the remaining $1.3 million was classified as held-for-sale at June 30, 2014. Subsequent to June 30, 2014, the remaining $1.3 million was fully collected.
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
As of June 30, 2014, we had $42.4 million in total TDRs, including $37.1 million that were accruing and $5.3 million that were in nonaccrual. For the six months ended June 30, 2014, we had $2.0 million of new TDRs, the most significant of which was a Commercial Construction TDR for $1.0 million which had a maturity date extension and 17 loans totaling $0.9 million related to bankruptcy filings that were not reaffirmed resulting in discharged debt. During the six months ended June 30, 2014, we returned five TDRs to accrual status for $1.5 million, including one loan for $1.3 million upon a detailed credit evaluation supporting that we fully expect collection of the contractual amounts due and that the borrower had six months of satisfactory payment performance.
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
Our allowance for lending-related commitments is computed using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments was relatively unchanged at approximately $3.1 million at June 30, 2014 as compared to $2.9 million at December 31, 2013. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following summarizes nonperforming assets for the dates presented:

(dollars in thousands)	June 30, 2014	December 31, 2013	$ Change
Nonaccrual Loans
Commercial real estate	$4,227	$6,852	$(2,625)
Commercial and industrial	2,667	1,412	1,255
Commercial construction	—	34	(34)
Residential mortgage	1,473	1,982	(509)
Home equity	1,306	2,073	(767)
Installment and other consumer	25	34	(9)
Consumer construction	—	—	—
Total Nonaccrual Loans	9,698	12,387	(2,689)
Nonaccrual Troubled Debt Restructurings
Commercial real estate	1,431	3,898	(2,467)
Commercial and industrial	1,170	1,884	(714)
Commercial construction	1,869	2,708	(839)
Residential mortgage	645	1,356	(711)
Home equity	125	218	(93)
Installment and other consumer	1	3	(2)
Total Nonaccrual Troubled Debt Restructurings	5,241	10,067	(4,826)
Total Nonaccrual Loans	14,939	22,454	(7,515)
OREO	431	410	21
Total Nonperforming Assets	$15,370	$22,864	$(7,494)

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.40%	0.63%
Nonperforming assets as a percent of total loans plus OREO	0.41%	0.64%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing at June 30, 2014 or December 31, 2013.
Nonperforming assets decreased $7.5 million, or 33 percent to $15.4 million at June 30, 2014 compared to $22.9 million at December 31, 2013. The decline in nonperforming assets is primarily the result of the sale of $3.2 million of nonaccrual loans, $4.8 million in nonperforming loan pay downs, $1.2 million of loan charge-offs and $2.9 million of loans returning to accrual status. New nonperforming loan formation was $4.8 million for the six months ended June 30, 2014. The new formation primarily consists of smaller loans of less than $0.5 million.
Deposits

(dollars in thousands)	June 30, 2014	December 31, 2013	$ Change
Noninterest-bearing demand	$1,089,999	$992,779	$97,220
Interest-bearing demand	307,897	312,790	(4,893)
Money market	301,719	281,403	20,316
Savings	1,024,050	994,805	29,245
Certificates of deposit	890,794	922,753	(31,959)
CDARs OWB and brokered CDs	250,787	167,778	83,009
Total Deposits	$3,865,246	$3,672,308	$192,938

Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Total deposits increased $192.9 million at June 30, 2014 compared to December 31, 2013.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overall, our customer deposits increased by $109.9 million and our CDARS OWB and brokered CDs increased by $83.0 million from December 31, 2013. The CDARS OWB and brokered CDs increased as a result of utilizing this type of funding source to support the strong asset growth during the first half of 2014.
CDs of $100,000 and over, not including CDARs, decreased to 8.6 percent of total deposits at June 30, 2014 compared to 9.3 percent of total deposits at December 31, 2013. The percent decrease is a result of total deposit growth with no material change in total CDs of $100,000 and over. CDs of $100,000 and over primarily represent deposit relationships with local customers in our market area.
Borrowings

(dollars in thousands)	June 30, 2014	December 31, 2013	$ Change
Securities sold under repurchase agreements, retail	$25,269	$33,847	$(8,578)
Short-term borrowings	185,000	140,000	45,000
Long-term borrowings	20,636	21,810	(1,174)
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$276,524	$241,276	$35,248

Borrowings are an additional source of funding for us. Total borrowings increased by $35.2 million from December 31, 2013. The short-term borrowing increase of $45.0 million was utilized as a source of funds to support our asset growth activity during the first half of 2014.
Information pertaining to short-term borrowings is summarized in the tables below for the six and twelve month periods ended June 30, 2014 and December 31, 2013.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	June 30, 2014	December 31, 2013
Balance at the period end	$25,269	$33,847
Average balance during the period	33,641	54,057
Average interest rate during the period	0.01%	0.12%
Maximum month-end balance during the period	$40,983	$83,766
Average interest rate at the period end	0.01%	0.01%

	Short-Term Borrowings
(dollars in thousands)	June 30, 2014	December 31, 2013
Balance at the period end	$185,000	$140,000
Average balance during the period	118,156	101,973
Average interest rate during the period	0.30%	0.27%
Maximum month-end balance during the period	$185,000	$175,000
Average interest rate at the period end	0.28%	0.30%

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to long-term borrowings is summarized in the tables below for the six and twelve month periods ended June 30, 2014 and December 31, 2013.

	Long-Term Borrowings
(dollars in thousands)	June 30, 2014	December 31, 2013
Balance at the period end	$20,636	$21,810
Average balance during the period	21,168	24,312
Average interest rate during the period	3.04%	3.07%
Maximum month-end balance during the period	$21,616	$28,913
Average interest rate at the period end	2.98%	3.01%

	Junior Subordinated Debt Securities
(dollars in thousands)	June 30, 2014	December 31, 2013
Balance at the period end	$45,619	$45,619
Average balance during the period	45,619	65,989
Average interest rate during the period	2.68%	3.14%
Maximum month-end balance during the period	$45,619	$90,619
Average interest rate at the period end	2.69%	2.70%
Liquidity and Capital Resources
Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or of borrowers needing to access funds to meet their credit needs. In order to manage liquidity risk our Board of Directors has delegated authority to the ALCO for formulation, implementation and oversight of liquidity risk management for S&T and S&T Bank. ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. ALCO monitors and manages liquidity through various ratios, reviewing cash flow projections, performing stress tests and by having a detailed contingency funding plan. ALCO policy guidelines are in place that define graduated risk tolerances. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T Bank has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the Deposits Section of this Part I, Item 2, MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. These funding sources include borrowing availability at the FHLB, Federal Funds lines with other financial institutions and access to the brokered certificates of deposit market including CDARS.
An important component of S&T’s ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At June 30, 2014 we had $358.1 million in highly liquid assets, which consisted of $54.6 million in interest-bearing deposits with banks, $300.4 million in unpledged securities and $3.1 million in loans held for sale. The highly liquid assets to total assets resulted in an asset liquidity ratio of 7.5 percent at June 30, 2014. Also, at June 30, 2014, we had a remaining borrowing availability of $1.4 billion with the FHLB of Pittsburgh. In addition, we have access to $60.0 million in Federal Funds lines with other financial institutions. Refer to Part I, Note 8 Borrowings and Part I, Item 2, MD&A, for more details on FHLB borrowings. S&T Bank is considered to be a well capitalized bank according to regulatory guidance, therefore access to brokered CDs is not restricted.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following summarizes capital amounts and ratios for S&T Bancorp, Inc. and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized (1)	Well- Capitalized (2)	June 30, 2014		December 31, 2013
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$445,813	9.91%	$426,234	9.75%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	445,813	12.30%	426,234	12.37%
Total capital to risk-weighted assets	8.00%	10.00%	516,821	14.26%	494,986	14.36%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$407,243	9.09%	$389,584	8.95%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	407,243	11.29%	389,584	11.36%
Total capital to risk-weighted assets	8.00%	10.00%	477,399	13.24%	457,540	13.35%
(1) For an institution to qualify as “adequately capitalized” under regulatory guidelines, Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios must be at least 4 percent, 4 percent and 8 percent. At June 30, 2014, we exceeded those requirements.
(2) For an institution to qualify as “well capitalized” under regulatory guidelines, Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios must be at least 5 percent, 6 percent and 10 percent. At June 30, 2014, we exceeded those requirements.

In October 2012, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC for the issuance of up to $300 million of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2014 we had not issued any securities pursuant to the shelf registration statement.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution’s earnings or capital. For most financial institutions, including S&T, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and shareholder value. However, excessive interest rate risk can threaten a bank’s earnings, capital, liquidity and solvency. Our sensitivity to changes in interest rate movements is continually monitored by ALCO. ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analysis and by performing stress tests in order to mitigate earnings and market value fluctuations due to changes in interest rates.
Rate shock analyses results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 months of pretax net interest income. The base case and rate shock analyses are performed on a static balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and also include management assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of fixed rate loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over a 12 month horizon using rate shocks of +/- 300 basis points. Policy guidelines define the percent change in pretax net interest income by graduated risk tolerance levels of minimal, moderate and high. We have temporarily suspended the -200 and -300 basis point rate shock analyses. Due to the low interest rate environment we believe the impact to net interest income when evaluating the -200 and -300 basis point rate shock scenarios does not provide meaningful insight into our interest rate risk position.
In order to monitor interest rate risk beyond the 12 month time horizon of rate shocks, we also perform EVE analysis. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE rate change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analysis, EVE incorporates management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and the behavior and value of non-maturity deposit products. S&T policy guidelines limit the change in EVE given changes in rates of +/- 300 basis points. Policy guidelines define the percent change in EVE by graduated risk tolerance levels

S&T BANCORP, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

of minimal, moderate and high. We have also temporarily suspended the EVE -200 and -300 basis point scenarios due to the low interest rate environment.
The table below reflects the rate shock analyses and EVE results. Both are in the minimal risk tolerance level.

	June 30, 2014		December 31, 2013
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+300	6.8	(2.0)	7.6	(6.1)
+200	4.1	(1.0)	5.3	(2.1)
+100	1.8	1.9	2.3	—
-100	(3.4)	(11.7)	(3.4)	(10.8)
The results from the rate shock analyses are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive balance sheet will differ depending upon the change in market interest rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in net interest income and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in net interest income and operating income. As measured by rate shock analyses, an increase in interest rates would have a positive impact on pretax net interest income. However, there was a slight decline in the percent change in pretax net interest income for our rates up shock scenarios when comparing June 30, 2014 and December 31, 2013. The decline is a result of utilizing short term funding to support the asset growth during the first half of 2014.
When comparing the EVE results for June 30, 2014 and December 31, 2013 the percent change to EVE has improved in the rates up shock scenarios and decreased in the rate down shock scenario. The changes in EVE are due to the flattening of the yield curve between December 31, 2013 and June 30, 2014. The decrease in long term rates resulted in a lower June 30, 2014 base case EVE mainly as a result of lower non-maturity deposit values.
In addition to rate shocks and EVE, we perform a market risk stress test annually. The market risk stress test includes sensitivity analyses and simulations. Sensitivity analyses are performed to help us identify which model assumptions cause the greatest impact on pretax net interest income. Sensitivity analyses may include changing prepayment behavior of fixed rate loans and securities with optionality and the impact of interest rate changes on non-maturity deposit products. Simulation analyses may include the potential impact of rate shocks other than the policy guidelines of +/- 300 basis points, yield curve shape changes, significant balance mix changes and various growth scenarios. Simulations indicate that an increase in rates, particularly if the yield curve steepens, will most likely result in an improvement in pretax net interest income. We realize that some of the benefit reflected in our scenarios may be offset by a change in the competitive environment and a change in product preference by our customers.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of June 30, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2014, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheet at June 30, 2014 and Audited Consolidated Balance Sheet at December 31, 2013, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months and Six Months ended June 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Six Months ended June 30, 2014 and 2013, (iv) Unaudited Consolidated Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013 and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: August 6, 2014	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)