Form 10-Q
period 2014-09-30
S&T BANCORP INC
filed 2014-11-05
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Common Stock, $2.50 Par Value - 29,796,397 shares as of October 31, 2014

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
(dollars in thousands, except share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $92,443 and $53,594 at September 30, 2014 and December 31, 2013, respectively	$143,831	$108,356
Securities available-for-sale, at fair value	615,657	509,425
Loans held for sale	3,126	2,136
Portfolio loans, net of unearned income	3,801,189	3,566,199
Allowance for loan losses	(47,316)	(46,255)
Portfolio loans, net	3,753,873	3,519,944
Bank owned life insurance	61,794	60,480
Premises and equipment, net	37,240	36,615
Federal Home Loan Bank and other restricted stock, at cost	18,995	13,629
Goodwill	175,820	175,820
Other intangible assets, net	2,886	3,759
Other assets	93,522	103,026
Total Assets	$4,906,744	$4,533,190
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,077,505	$992,779
Interest-bearing demand	336,720	312,790
Money market	295,559	281,403
Savings	1,048,175	994,805
Certificates of deposit	1,143,142	1,090,531
Total Deposits	3,901,101	3,672,308
Securities sold under repurchase agreements	23,084	33,847
Short-term borrowings	265,000	140,000
Long-term borrowings	20,042	21,810
Junior subordinated debt securities	45,619	45,619
Other liabilities	46,001	48,300
Total Liabilities	4,300,847	3,961,884
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—31,197,365 shares at September 30, 2014 and December 31, 2013 Outstanding—29,796,397 shares at September 30, 2014 and 29,737,725 shares at December 31, 2013	77,993	77,993
Additional paid-in capital	78,816	78,140
Retained earnings	494,909	468,158
Accumulated other comprehensive income (loss)	(7,172)	(12,694)
Treasury stock 1,400,968 shares at September 30, 2014 and 1,459,640 shares at December 31, 2013, (at cost)	(38,649)	(40,291)
Total Shareholders’ Equity	605,897	571,306
Total Liabilities and Shareholders’ Equity	$4,906,744	$4,533,190
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$37,233	$35,733	$109,496	$106,543
Investment Securities:
Taxable	2,313	1,889	6,480	5,631
Tax-exempt	964	865	2,872	2,513
Dividends	95	94	294	290
Total Interest Income	40,605	38,581	119,142	114,977
INTEREST EXPENSE
Deposits	2,480	2,717	7,466	8,870
Borrowings and junior subordinated debt securities	596	590	1,701	2,568
Total Interest Expense	3,076	3,307	9,167	11,438
NET INTEREST INCOME	37,529	35,274	109,975	103,539
Provision for loan losses	1,454	3,419	608	6,749
Net Interest Income After Provision for Loan Losses	36,075	31,855	109,367	96,790
NONINTEREST INCOME
Securities gains, net	—	3	41	5
Debit and credit card fees	2,909	2,764	8,135	8,365
Service charges on deposit accounts	2,799	2,801	7,882	7,744
Wealth management fees	2,756	2,747	8,548	8,143
Insurance fees	1,722	1,738	4,824	5,156
Mortgage banking	270	265	666	1,658
Gain on sale of merchant card servicing business	—	—	—	3,093
Other	1,475	2,224	5,022	6,051
Total Noninterest Income	11,931	12,542	35,118	40,215
NONINTEREST EXPENSE
Salaries and employee benefits	14,823	14,910	45,971	45,701
Data processing	2,152	2,137	6,466	6,938
Net occupancy	2,004	1,910	6,218	6,037
Furniture and equipment	1,308	1,084	3,856	3,623
Professional services and legal	950	996	2,488	3,141
Other taxes	839	1,039	2,363	2,953
Marketing	757	607	2,335	2,088
FDIC insurance	607	629	1,817	2,112
Other	5,000	4,631	16,005	15,352
Total Noninterest Expense	28,440	27,943	87,519	87,945
Income Before Taxes	19,566	16,454	56,966	49,060
Provision for income taxes	4,906	4,207	13,552	10,380
Net Income	$14,660	$12,247	$43,414	$38,680
Earnings per share—basic	$0.49	$0.41	$1.46	$1.30
Earnings per share—diluted	$0.49	$0.41	$1.46	$1.30
Dividends declared per share	$0.17	$0.15	$0.50	$0.45
Comprehensive Income	$13,515	$12,874	$48,936	$31,094
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands, except shares and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2013	$77,993	$77,458	$436,039	$(13,582)	$(40,486)	$537,422
Net income for nine months ended September 30, 2013	—	—	38,680	—	—	38,680
Other comprehensive income (loss), net of tax	—	—	—	(7,586)	—	(7,586)
Cash dividends declared ($0.45 per share)	—	—	(13,379)	—	—	(13,379)
Treasury stock issued for restricted awards (22,189 shares, net of 16,093 forfeitures)	—	—	(296)	—	210	(86)
Recognition of restricted stock compensation expense	—	424	—	—	—	424
Tax expense from stock-based compensation	—	(47)	—	—	—	(47)
Balance at September 30, 2013	$77,993	$77,835	$461,044	$(21,168)	$(40,276)	$555,428

Balance at January 1, 2014	$77,993	$78,140	$468,158	$(12,694)	$(40,291)	$571,306
Net income for nine months ended September 30, 2014	—	—	43,414	—	—	43,414
Other comprehensive income (loss), net of tax	—	—	—	5,522	—	5,522
Cash dividends declared ($0.50 per share)	—	—	(14,858)	—	—	(14,858)
Treasury stock issued for restricted awards (80,455 shares, net of 21,783 forfeitures)	—	—	(1,805)	—	1,642	(163)
Recognition of restricted stock compensation expense	—	676	—	—	—	676
Tax expense from stock-based compensation	—	—	—	—	—	—
Balance at September 30, 2014	$77,993	$78,816	$494,909	$(7,172)	$(38,649)	$605,897
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013
OPERATING ACTIVITIES
Net income	$43,414	$38,680
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	608	6,749
Provision for unfunded loan commitments	(262)	143
Depreciation and amortization	3,510	4,320
Net amortization of discounts and premiums	2,800	2,757
Stock-based compensation expense	594	508
Securities gains, net	(41)	(5)
Net gain on sale of merchant card servicing business	—	(3,093)
Tax expense from stock-based compensation	—	47
Mortgage loans originated for sale	(28,652)	(55,702)
Proceeds from the sale of loans	27,894	77,540
Gain on the sale of loans, net	(232)	(776)
Net increase in interest receivable	(604)	(21)
Net decrease in interest payable	(423)	(2,230)
Net decrease in other assets	10,749	21,543
Net decrease in other liabilities	(897)	(22,543)
Net Cash Provided by Operating Activities	58,458	67,917
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(149,268)	(102,419)
Proceeds from maturities, prepayments and calls of securities available-for-sale	46,662	50,177
Proceeds from sales of securities available-for-sale	1,418	94
Net (payments for) proceeds from Federal Home Loan Bank stock	(5,366)	265
Net increase in loans	(244,836)	(177,433)
Proceeds from sale of loans not originated for resale	5,408	—
Purchases of premises and equipment	(3,220)	(2,599)
Proceeds from the sale of premises and equipment	98	625
Proceeds from the sale of merchant card servicing business	—	4,750
Net Cash Used in Investing Activities	(349,104)	(226,540)
FINANCING ACTIVITIES
Net increase in core deposits	176,182	41,570
Net increase in certificates of deposit	52,491	13,785
Net decrease in securities sold under repurchase agreements	(10,763)	(29,292)
Net increase in short-term borrowings	125,000	100,000
Repayments of long-term borrowings	(1,768)	(11,711)
Repayment of junior subordinated debt	—	(45,000)
Treasury shares issued-net	(163)	(86)
Cash dividends paid to common shareholders	(14,858)	(13,379)
Tax expense from stock-based compensation	—	(47)
Net Cash Provided by Financing Activities	326,121	55,840
Net increase (decrease) in cash and cash equivalents	35,475	(102,783)
Cash and cash equivalents at beginning of period	108,356	337,711
Cash and Cash Equivalents at End of Period	$143,831	$234,928
Supplemental Disclosures
Loans transferred to held for sale	$1,300	$—
Interest paid	9,590	13,668
Income taxes paid, net of refunds	12,900	8,130
Transfers of loans to other real estate owned	$430	$493
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION – continued

Recently Issued Accounting Standards Updates not yet Adopted

Share-Based Payment Awards with Performance Targets
In June 2014, the FASB issued ASU No. 2014-12, Share-Based Payment Awards with Performance Targets. The main provisions of ASU 2014-12 require that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Therefore, under the existing stock compensation guidance in ASC Topic 718, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual periods and interim periods beginning after December 15, 2015. We do not expect that this ASU will have a material impact on our results of operations or financial position.

Repurchase-To-Maturity Transactions, Repurchase Financings and New Disclosures
In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings and New Disclosures to change the accounting for repurchase-to-maturity transactions and certain linked repurchase financings. This will result in accounting for both types of arrangements as secured borrowings on the balance sheet and require new disclosures to (i) increase transparency about the types of collateral pledged in secured borrowing transactions and (ii) enable users to better understand transactions in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The disclosure for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. All other accounting and disclosure amendments in the ASU are effective for the first interim or annual period beginning after December 15, 2014. Earlier application for a public business entity is prohibited. We do not expect that this ASU will have a material impact on our results of operations or financial position.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. EARNINGS PER SHARE
The following table reconciles the numerators and denominators of basic earnings per share with that of diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except shares and per share data)	2014	2013	2014	2013
Numerator for Earnings per Share—Basic:
Net income	$14,660	$12,247	$43,414	$38,680
Less: Income allocated to participating shares	51	33	115	114
Net Income Allocated to Shareholders	$14,609	$12,214	$43,299	$38,566

Numerator for Earnings per Share—Diluted:
Net income	14,660	12,247	$43,414	$38,680
Net Income Available to Shareholders	$14,660	$12,247	$43,414	$38,680

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	29,693,417	29,658,065	29,679,623	29,644,646
Add: Potentially dilutive shares	21,195	27,535	25,732	35,132
Denominator for Treasury Stock Method—Diluted	29,714,612	29,685,600	29,705,355	29,679,778

Weighted Average Shares Outstanding—Basic	29,693,417	29,658,065	29,679,623	29,644,646
Add: Average participating shares outstanding	102,980	80,240	78,835	87,725
Denominator for Two-Class Method—Diluted	29,796,397	29,738,305	29,758,458	29,732,371
Earnings per share—basic	$0.49	$0.41	$1.46	$1.30
Earnings per share—diluted	$0.49	$0.41	$1.46	$1.30
Warrants considered anti-dilutive excluded from potentially dilutive shares	517,012	517,012	517,012	517,012
Stock options considered anti-dilutive excluded from potentially dilutive shares	427,362	612,768	428,233	632,481
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	81,785	52,705	53,103	52,593

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
Appraisals may be discounted based on our historical knowledge of the type of property and market area, changes in market conditions from the time of appraisal or our knowledge of the borrower and the borrower’s business. Impaired loans carried at fair value are classified as Level 3.
OREO and Other Repossessed Assets
OREO and other repossessed assets obtained in partial or total satisfaction of a loan are recorded at the lower of recorded investment in the loan or fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of the amount recorded at acquisition date or fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Like impaired loans, appraisals on OREO may be discounted based on our historical knowledge of the type of property and market area, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets are classified as Level 3.
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
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at September 30, 2014 and December 31, 2013. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	September 30, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$14,803	$—	$14,803
Obligations of U.S. government corporations and agencies	—	263,406	—	263,406
Collateralized mortgage obligations of U.S. government corporations and agencies	—	111,053	—	111,053
Residential mortgage-backed securities of U.S. government corporations and agencies	—	44,581	—	44,581
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	39,380	—	39,380
Obligations of states and political subdivisions	—	133,945	—	133,945
Marketable equity securities	179	8,310	—	8,489
Total securities available-for-sale	179	615,478	—	615,657
Trading securities held in a Rabbi Trust	3,286	—	—	3,286
Total securities	3,465	615,478	—	618,943
Derivative financial assets:
Interest rate swaps	—	12,125	—	12,125
Interest rate lock commitments	—	187	—	187
Forward sale contracts	—	—	—	—
Total Assets	$3,465	$627,790	$—	$631,255
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$12,103	$—	$12,103
Forward sale contracts	—	10	—	10
Total Liabilities	$—	$12,113	$—	$12,113

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENT – continued

	December 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. government corporations and agencies	—	234,751	—	234,751
Collateralized mortgage obligations of U.S. government corporations and agencies	—	63,774	—	63,774
Residential mortgage-backed securities of U.S. government corporations and agencies	—	48,669	—	48,669
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	39,052	—	39,052
Obligations of states and political subdivisions	—	114,264	—	114,264
Marketable equity securities	202	8,713	—	8,915
Total securities available-for-sale	202	509,223	—	509,425
Trading securities held in a Rabbi Trust	2,864	—	—	2,864
Total securities	3,066	509,223	—	512,289
Derivative financial assets:
Interest rate swaps	—	13,698	—	13,698
Interest rate lock commitments	—	85	—	85
Forward sale contracts	—	34	—	34
Total Assets	$3,066	$523,040	$—	$526,106
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$13,647	$—	$13,647
Total Liabilities	$—	$13,647	$—	$13,647
We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market. The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine the fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$—	$—	$—	$300
Total gains included in other comprehensive income(1)	—	—	—	44
Net purchases, sales, issuances and settlements	—	—	—	—
Transfers out of Level 3	—	—	—	(344)
Balance at end of period	$—	$—	$—	$—
(1) Changes in estimated fair value of available-for-sale investments are recorded in accumulated other comprehensive income (loss), while realized gains and losses from sales are recorded in security gains (losses), net in the Consolidated Statements of Comprehensive Income.

We may be required to measure certain assets and liabilities on a nonrecurring basis. The following table presents our assets that were measured at fair value on a nonrecurring basis by the fair value hierarchy level at September 30, 2014 and December 31, 2013. There were no liabilities measured at fair value on a nonrecurring basis during these periods.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENT – continued

	September 30, 2014				December 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Loans held for sale	$—	$—	$—	$—	$—	$—	$1,516	$1,516
Impaired loans	—	—	13,331	13,331	—	—	19,197	19,197
Other real estate owned	—	—	74	74	—	—	317	317
Mortgage servicing rights	—	—	2,977	2,977	—	—	1,025	1,025
Total Assets	$—	$—	$16,382	$16,382	$—	$—	$22,055	$22,055

The carrying values and fair values of our financial instruments at September 30, 2014 and December 31, 2013 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at September 30, 2014
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$143,831	$143,831	$143,831	$—	$—
Securities available-for-sale	615,657	615,657	179	615,478	—
Loans held for sale	3,126	3,167	—	—	3,167
Portfolio loans, net of unearned income	3,801,189	3,764,172	—	—	3,764,172
Bank owned life insurance	61,794	61,794	—	61,794	—
FHLB and other restricted stock	18,995	18,995	—	—	18,995
Trading securities held in a Rabbi Trust	3,286	3,286	3,286	—	—
Mortgage servicing rights	2,792	2,977	—	—	2,977
Interest rate swaps	12,125	12,125	—	12,125	—
Interest rate lock commitments	187	187	—	187	—
LIABILITIES
Deposits	$3,901,101	$3,903,211	$—	$—	$3,903,211
Securities sold under repurchase agreements	23,084	23,084	—	—	23,084
Short-term borrowings	265,000	265,000	—	—	265,000
Long-term borrowings	20,042	21,022	—	—	21,022
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	12,103	12,103	—	12,103	—
Forward sale contracts	10	10	—	10	—
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
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE
The following table indicates the composition of the securities available-for-sale portfolio as of the dates presented:

	September 30, 2014				December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$14,863	$—	$(60)	$14,803	$—	$—	$—	$—
Obligations of U.S. government corporations and agencies	263,254	1,930	(1,778)	263,406	235,181	2,151	(2,581)	234,751
Collateralized mortgage obligations of U.S. government corporations and agencies	110,626	644	(217)	111,053	63,776	601	(603)	63,774
Residential mortgage-backed securities of U.S. government corporations and agencies	43,405	1,429	(253)	44,581	47,934	1,420	(685)	48,669
Commercial mortgage-backed securities of U.S. government corporations and agencies	39,967	80	(667)	39,380	40,357	—	(1,305)	39,052
Obligations of states and political subdivisions	129,133	4,952	(140)	133,945	115,572	1,294	(2,602)	114,264
Debt Securities	601,248	9,035	(3,115)	607,168	502,820	5,466	(7,776)	500,510
Marketable equity securities	7,579	910	—	8,489	7,579	1,336	—	8,915
Total	$608,827	$9,945	$(3,115)	$615,657	$510,399	$6,802	$(7,776)	$509,425

Realized gains and losses on the sale of securities are determined using the specific-identification method. The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Gross realized gains	$—	$3	$41	$5
Gross realized losses	—	—	—	—
Net Realized Gains	$—	$3	$41	$5

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables indicate the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	September 30, 2014
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	3	$14,803	$(60)	—	$—	$—	3	$14,803	$(60)
Obligations of U.S. government corporations and agencies	9	83,654	(377)	8	62,754	(1,401)	17	146,408	(1,778)
Collateralized mortgage obligations of U.S. government corporations and agencies	6	71,273	(217)	—	—	—	6	71,273	(217)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	1	9,118	(253)	1	9,118	(253)
Commercial mortgage-backed securities of U.S. government corporations and agencies	1	9,927	(97)	2	20,546	(570)	3	30,473	(667)
Obligations of states and political subdivisions	3	12,313	(3)	2	10,715	(137)	5	23,028	(140)
Total Temporarily Impaired Securities	22	$191,970	$(754)	13	$103,133	$(2,361)	35	$295,103	$(3,115)

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	$—	$—	$—
Obligations of U.S. government corporations and agencies	16	126,017	(2,581)	—	—	—	16	126,017	(2,581)
Collateralized mortgage obligations of U.S. government corporations and agencies	3	39,522	(603)	—	—	—	3	39,522	(603)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	22,822	(685)	—	—	—	2	22,822	(685)
Commercial mortgage-backed securities of U.S. government corporations and agencies	4	39,052	(1,305)	—	—	—	4	39,052	(1,305)
Obligations of states and political subdivisions	16	47,529	(1,739)	2	10,088	(863)	18	57,617	(2,602)
Debt Securities	41	274,942	(6,913)	2	10,088	(863)	43	285,030	(7,776)
Marketable equity securities	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Securities	41	$274,942	$(6,913)	2	$10,088	$(863)	43	$285,030	$(7,776)

We do not believe any individual unrealized loss as of September 30, 2014 represents an other than temporary impairment, or OTTI. As of September 30, 2014, the unrealized losses on 35 debt securities were attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There were no unrealized losses on marketable equity securities as of September 30, 2014. We do not intend to sell and it is not more likely than not that we will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

The following table displays net unrealized gains and losses, net of tax on securities available for sale included in accumulated other comprehensive income/(loss) for the periods presented:

	September 30, 2014			December 31, 2013
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Total unrealized gains/(losses) on securities available-for-sale	$9,945	$(3,115)	$6,830	$6,802	$(7,776)	$(974)
Income tax expense/(benefit)	3,480	(1,090)	2,390	2,381	(2,722)	(341)
Net unrealized gains/(losses), net of tax included in accumulated other comprehensive income/(loss)	$6,465	$(2,025)	$4,440	$4,421	$(5,054)	$(633)
The amortized cost and fair value of securities available-for-sale at September 30, 2014, by contractual maturity, are included in the table below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury and U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$20,713	$20,936
Due after one year through five years	202,379	202,439
Due after five years through ten years	90,813	91,899
Due after ten years	93,345	96,880
	407,250	412,154
Collateralized mortgage obligations of U.S. government corporations and agencies	110,626	111,053
Residential mortgage-backed securities of U.S. government corporations and agencies	43,405	44,581
Commercial mortgage-backed securities of U.S. government corporations and agencies	39,967	39,380
Debt Securities	601,248	607,168
Marketable equity securities	7,579	8,489
Total	$608,827	$615,657
At September 30, 2014 and December 31, 2013, securities with carrying values of $314.8 million and $243.2 million were pledged for various regulatory and legal requirements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE
 Loans are presented net of unearned income of $2.0 million and $1.3 million at September 30, 2014 and December 31, 2013. The following table indicates the composition of the loans as of the dates presented:

(dollars in thousands)	September 30, 2014	December 31, 2013
Commercial
Commercial real estate	$1,691,649	$1,607,756
Commercial and industrial	946,366	842,449
Commercial construction	183,509	143,675
Total Commercial Loans	2,821,524	2,593,880
Consumer
Residential mortgage	491,404	487,092
Home equity	418,659	414,195
Installment and other consumer	66,607	67,883
Consumer construction	2,995	3,149
Total Consumer Loans	979,665	972,319
Total Portfolio Loans	3,801,189	3,566,199
Loans held for sale	3,126	2,136
Total Loans	$3,804,315	$3,568,335

We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by monitoring the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 74 percent of total portfolio loans at September 30, 2014 and 73 percent of total portfolio loans at December 31, 2013. Within our commercial portfolio, the commercial real estate, or CRE, and commercial construction portfolios combined comprised 66 percent of total commercial loans and 49 percent of total portfolio loans at September 30, 2014 and 68 percent of total commercial loans and 49 percent of total portfolio loans at December 31, 2013. Further segmentation of the CRE and commercial construction portfolios by industry and collateral type revealed no concentration in excess of nine percent of total loans at either September 30, 2014 or December 31, 2013.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area resulting in a geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Management believes underwriting guidelines, active monitoring of economic conditions and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio. Our CRE and commercial construction portfolios have out of market exposure of 7.7 percent of the combined portfolio and 3.8 percent of total loans at September 30, 2014 and 7.9 percent of the combined portfolio and 3.9 percent of total loans at December 31, 2013.
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
The following table summarizes the restructured loans as of the dates presented:

	September 30, 2014			December 31, 2013
(dollars in thousands)	Accruing TDRs	Nonaccruing TDRs	Total TDRs	Accruing TDRs	Nonaccruing TDRs	Total TDRs
Commercial real estate	$17,140	$898	$18,038	$19,711	$3,898	$23,609
Commercial and industrial	7,401	1,443	8,844	7,521	1,884	9,405
Commercial construction	6,273	1,869	8,142	5,338	2,708	8,046
Residential mortgage	2,743	486	3,229	2,581	1,356	3,937
Home equity	3,594	223	3,817	3,924	218	4,142
Installment and other consumer	122	10	132	154	3	157
Total	$37,273	$4,929	$42,202	$39,229	$10,067	$49,296
There were five TDRs for $0.5 million returned to accruing status during the three months ended September 30, 2014 and ten TDRs for $2.0 million were returned to accruing status during the nine months ended September 30, 2014. There were no TDRs returned to accruing status during the three months ended September 30, 2013 and one TDR for $0.2 million was returned to accruing status during the nine months ended September 30, 2013.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

The following tables present the restructured loans for the three and nine month periods ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	1	$487	$475	$(12)	—	$—	$—	$—
Chapter 7 bankruptcy(2)	1	83	83	—	—	—	—	—
Maturity date extension and interest rate reduction	—	—	—	—	2	664	644	(20)
Commercial and industrial
Principal deferral	2	381	366	(15)	1	278	278	—
Residential mortgage
Chapter 7 bankruptcy(2)	2	135	134	(1)	—	—	—	—
Interest rate reduction	—	—	—	—	1	54	54	—
Home equity
Chapter 7 bankruptcy(2)	2	14	14	—	8	772	767	(5)
Maturity date extension and interest rate reduction	2	96	96	—	—	—	—	—
Installment and other consumer
Chapter 7 bankruptcy(2)	2	14	11	(3)	3	17	15	(2)
Total by Concession Type
Principal deferral	3	868	841	(27)	1	278	278	—
Chapter 7 bankruptcy(2)	7	246	242	(4)	11	789	782	(7)
Interest rate reduction	—	—	—	—	1	54	54	—
Maturity date extension and interest rate reduction	2	96	96	—	2	664	644	(20)
Total	12	$1,210	$1,179	$(31)	15	1,785	1,758	(27)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	2	$616	$602	$(14)	3	$1,541	$1,288	$(253)
Maturity date extension and interest rate reduction	—	—	—	—	2	664	644	(20)
Principal forgiveness(3)	—	—	—	—	1	4,339	4,339	—
Chapter 7 bankruptcy(2)	1	83	83	—	7	258	255	(3)
Commercial and industrial
Principal deferral	2	381	366	(15)	2	670	665	(5)
Maturity date extension	—	—	—	—	1	751	751	—
Chapter 7 bankruptcy(2)	1	287	286	(1)	1	3	3	—
Commercial Construction
Maturity date extension	1	1,019	1,019	—	—	—	—	—
Residential mortgage
Principal deferral	—	—	—	—	2	153	153	—
Interest rate reduction	—	—	—	—	1	54	54	—
Chapter 7 bankruptcy(2)	7	464	461	(3)	8	353	344	(9)
Home equity
Principal deferral	—	—	—	—	1	174	45	(129)
Chapter 7 bankruptcy(2)	12	283	265	(18)	31	1,420	1,407	(13)
Maturity date extension and interest rate reduction	2	96	96	—	—	—	—	—
Installment and other consumer
Chapter 7 bankruptcy(2)	3	23	20	(3)	9	90	88	(2)
Total by Concession Type
Principal deferral	4	997	968	(29)	8	2,538	2,151	(387)
Interest rate reduction	—	—	—	—	1	54	54	—
Principal forgiveness(3)	—	—	—	—	1	4,339	4,339	—
Maturity date extension and interest rate reduction	2	96	96	—	2	664	644	(20)
Maturity date extension	1	1,019	1,019	—	1	751	751	—
Chapter 7 bankruptcy(2)	24	1,140	1,115	(25)	56	2,124	2,097	(27)
Total	31	$3,252	$3,198	$(54)	69	$10,470	10,036	(434)
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

For the three months ended September 30, 2014, we modified two commercial and industrial, or C&I loans totaling $2.8 million that were not considered to be TDRs. For the nine months ended September 30, 2014, we modified five loans that were not considered to be TDRs, including three C&I, loans for $3.2 million and two CRE loans for $1.2 million. The modifications primarily represented instances where we were adequately compensated through additional collateral or a higher interest rate or there was an insignificant delay in payment. As of September 30, 2014 we have no commitments to lend additional funds on any TDRs.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE – continued

Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. The following tables present a summary of TDRs which defaulted during the periods presented that had been restructured within the last twelve months prior to defaulting:

	Defaulted TDRs
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate	—	$—	1	$75	—	$—	1	$75
Commercial and Industrial	—	—	1	435	—	—	1	435
Commercial construction	—	—	—	—	—	—	—	—
Residential real estate	—	—	4	450	1	72	7	514
Home equity	—	—	1	42	—	—	5	193
Total	—	$—	7	$1,002	1	$72	14	$1,217
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	September 30, 2014	December 31, 2013
Nonperforming Assets
Nonaccrual loans	$8,573	$12,387
Nonaccrual TDRs	4,929	10,067
Total nonaccrual loans	13,502	22,454
OREO	200	410
Total Nonperforming Assets	$13,702	$22,864
OREO consists of three properties and is included in other assets in the Consolidated Balance Sheets.

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
The ALL methodology for groups of loans collectively evaluated for impairment is comprised of both a quantitative and qualitative analysis. A key assumption in the quantitative component of the reserve is the loss emergence period, or LEP. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is confirmed. In general, the LEP is expected to be shorter in an economic slowdown or recession and longer during times of economic stability or growth, as customers are better able to delay loss confirmation after a potential loss event has occurred. In conjunction with our annual review of the ALL assumptions, we have updated our study of LEPs for our commercial portfolio segments using our loan charge-off history. Our study showed that the LEP for our commercial construction portfolio has lengthened and that our current estimated LEPs for the CRE and C&I portfolio segments did not materially change. We also lengthened the LEP for our consumer loan portfolio segments as economic conditions continue to improve. Another key assumption is the look-back period, or LBP, which represents the historical data period utilized to calculate loss rates. We lengthened the LBP for C&I, commercial construction and the consumer loan portfolio segments in order to capture relevant historical data believed to be reflective of losses inherent in the portfolios.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES - continued

The changes made to the ALL assumptions were applied prospectively and did not result in a material change to the total ALL at September 30, 2014. Lengthening the LEP does increase the historical loss rates and therefore the quantitative component of the ALL. We believe this makes the quantitative component of the ALL more reflective of inherent losses that exist within the loan portfolio, which resulted in a decrease in the qualitative component of the ALL. The ALL at September 30, 2014 reflects these changes within the commercial construction and consumer portfolio segments.

Management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, nonperforming status and changes in risk ratings on a monthly basis.
The following tables present the age analysis of past due loans segregated by class of loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$1,684,411	$1,606	$458	$5,174	$7,238	$1,691,649
Commercial and industrial	943,389	317	234	2,426	2,977	946,366
Commercial construction	181,620	—	—	1,889	1,889	183,509
Residential mortgage	487,634	865	657	2,248	3,770	491,404
Home equity	414,279	2,380	265	1,735	4,380	418,659
Installment and other consumer	66,140	380	57	30	467	66,607
Consumer construction	2,995	—	—	—	—	2,995
Loans held for sale	3,126	—	—	—	—	3,126
Totals	$3,783,594	$5,548	$1,671	$13,502	$20,721	$3,804,315

	December 31, 2013
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$1,595,590	$1,209	$207	$10,750	$12,166	$1,607,756
Commercial and industrial	836,276	2,599	278	3,296	6,173	842,449
Commercial construction	139,133	1,049	751	2,742	4,542	143,675
Residential mortgage	481,260	828	1,666	3,338	5,832	487,092
Home equity	408,777	2,468	659	2,291	5,418	414,195
Installment and other consumer	67,420	382	44	37	463	67,883
Consumer construction	3,149	—	—	—	—	3,149
Loans held for sale	2,136	—	—	—	—	2,136
Totals	$3,533,741	$8,535	$3,605	$22,454	$34,594	$3,568,335
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES - continued

The following tables summarize the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	September 30, 2014
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$1,624,718	96.0%	$903,273	95.5%	$162,629	88.6%	$2,690,620	95.4%
Special mention	41,628	2.5%	27,809	2.9%	12,747	6.9%	82,184	2.9%
Substandard	25,303	1.5%	15,284	1.6%	8,133	4.5%	48,720	1.7%
Total	$1,691,649	100%	$946,366	100.0%	$183,509	100.0%	$2,821,524	100.0%

	December 31, 2013
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$1,519,720	94.5%	$792,029	94.0%	$119,177	82.9%	$2,430,926	93.7%
Special mention	57,073	3.6%	34,085	4.1%	15,621	10.9%	106,779	4.1%
Substandard	30,963	1.9%	16,335	1.9%	8,877	6.2%	56,175	2.2%
Total	$1,607,756	100.0%	$842,449	100.0%	$143,675	100.0%	$2,593,880	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables indicate the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	September 30, 2014
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$489,156	99.5%	$416,924	99.6%	$66,577	99.9%	$2,995	100.0%	$975,652	99.6%
Nonperforming	2,248	0.5%	1,735	0.4%	30	0.1%	—	—%	4,013	0.4%
Total	$491,404	100.0%	$418,659	100.0%	$66,607	100.0%	$2,995	100.0%	$979,665	100.0%

	December 31, 2013
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$483,754	99.3%	$411,904	99.4%	$67,846	99.9%	$3,149	100.0%	$966,653	99.4%
Nonperforming	3,338	0.7%	2,291	0.6%	37	0.1%	—	—%	5,666	0.6%
Total	$487,092	100.0%	$414,195	100.0%	$67,883	100.0%	$3,149	100.0%	$972,319	100.0%
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES - continued

The following table presents investments in loans considered to be impaired and the related allowance at the dates indicated:

	September 30, 2014			December 31, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Without a related allowance recorded:
Commercial real estate	$21,028	$26,366	$—	$26,968	$35,474	$—
Commercial and industrial	9,643	9,964	—	9,580	9,703	—
Commercial construction	8,143	11,831	—	7,391	12,353	—
Consumer real estate	7,000	7,553	—	8,026	9,464	—
Other consumer	111	115	—	124	128	—
Total without a Related Allowance Recorded	45,925	55,829	—	52,089	67,122	—
With a related allowance recorded:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Commercial construction	—	—	—	681	1,383	25
Consumer real estate	45	45	45	53	53	53
Other consumer	22	22	10	33	33	19
Total with a Related Allowance Recorded	67	67	55	767	1,469	97
Total:
Commercial real estate	21,028	26,366	—	26,968	35,474	—
Commercial and industrial	9,643	9,964	—	9,580	9,703	—
Commercial construction	8,143	11,831	—	8,072	13,736	25
Consumer real estate	7,045	7,598	45	8,079	9,517	53
Other consumer	133	137	10	157	161	19
Total	$45,992	$55,896	$55	$52,856	$68,591	$97

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES - continued

The following tables present investments in loans considered to be impaired and interest income recognized for the periods presented:

	For the Three Months Ended
	September 30, 2014		September 30, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance recorded:
Commercial real estate	$21,110	$159	$27,489	$271
Commercial and industrial	9,702	63	10,995	68
Commercial construction	8,160	58	9,768	46
Consumer real estate	7,034	100	8,349	114
Other consumer	115	1	119	1
Total without a Related Allowance Recorded	46,121	381	56,720	500
With a related allowance recorded:
Commercial real estate	—	—	1,014	—
Commercial and industrial	—	—	—	—
Commercial construction	—	—	5,929	49
Consumer real estate	47	1	100	2
Other consumer	23	—	35	1
Total with a Related Allowance Recorded	70	1	7,078	52
Total:
Commercial real estate	21,110	159	28,503	271
Commercial and industrial	9,702	63	10,995	68
Commercial construction	8,160	58	15,697	95
Consumer real estate	7,081	101	8,449	116
Other consumer	138	1	154	2
Total	$46,191	$382	$63,798	$552

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES - continued

	For the Nine Months Ended
	September 30, 2014		September 30, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance recorded:
Commercial real estate	$21,593	$512	$29,951	$330
Commercial and industrial	9,477	177	11,964	203
Commercial construction	8,254	172	14,492	271
Consumer real estate	7,181	306	8,912	693
Other consumer	122	3	110	4
Total without a Related Allowance Recorded	46,627	1,170	65,429	1,501
With a related allowance recorded:
Commercial real estate	$—	$—	2,526	$5
Commercial and industrial	—	—	—	—
Commercial construction	—	—	1,976	49
Consumer real estate	49	2	62	—
Other consumer	24	2	21	3
Total with a Related Allowance Recorded	73	4	4,585	57
Total:
Commercial real estate	21,593	512	32,477	335
Commercial and industrial	9,477	177	11,964	203
Commercial construction	8,254	172	16,468	320
Consumer real estate	7,230	308	8,974	693
Other consumer	146	5	131	7
Total	$46,700	$1,174	$70,014	$1,558

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES - continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended September 30, 2014
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$20,733	$13,004	$4,759	$6,705	$1,379	$46,580
Charge-offs	—	(37)	(234)	(436)	(295)	(1,002)
Recoveries	(154)	315	—	48	75	284
Net (Charge-offs)/ Recoveries	(154)	278	(234)	(388)	(220)	(718)
Provision for loan losses	(602)	616	653	446	341	1,454
Balance at End of Period	$19,977	$13,898	$5,178	$6,763	$1,500	$47,316

	Three Months Ended September 30, 2013
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$23,484	$9,123	$5,812	$6,655	$1,031	$46,105
Charge-offs	(840)	(759)	(480)	(585)	(327)	(2,991)
Recoveries	617	167	481	122	63	1,450
Net (Charge-offs)/ Recoveries	(223)	(592)	1	(463)	(264)	(1,541)
Provision for loan losses	(5,572)	6,268	2,186	185	352	3,419
Balance at End of Period	$17,689	$14,799	$7,999	$6,377	$1,119	$47,983

	Nine Months Ended September 30, 2014
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$18,921	$14,433	$5,374	$6,362	$1,165	$46,255
Charge-offs	(2,002)	(1,070)	(693)	(983)	(740)	(5,488)
Recoveries	1,681	3,564	140	272	284	5,941
Net Recoveries/(Charge-offs)	(321)	2,494	(553)	(711)	(456)	453
Provision for loan losses	1,377	(3,029)	357	1,112	791	608
Balance at End of Period	$19,977	$13,898	$5,178	$6,763	$1,500	$47,316

	Nine Months Ended September 30, 2013
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$25,246	$7,759	$7,500	$5,058	$921	$46,484
Charge-offs	(3,649)	(2,682)	(923)	(1,822)	(978)	(10,054)
Recoveries	2,939	457	536	630	242	4,804
Net (Charge-offs)/ Recoveries	(710)	(2,225)	(387)	(1,192)	(736)	(5,250)
Provision for loan losses	(6,847)	9,265	886	2,511	934	6,749
Balance at End of Period	$17,689	$14,799	$7,999	$6,377	$1,119	$47,983

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES - continued

The following tables present the ALL and recorded investments in loans by category as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$19,977	$19,977	$21,028	$1,670,621	$1,691,649
Commercial and industrial	—	13,898	13,898	9,643	936,723	946,366
Commercial construction	—	5,178	5,178	8,143	175,366	183,509
Consumer real estate	45	6,718	6,763	7,045	906,013	913,058
Other consumer	10	1,490	1,500	133	66,474	66,607
Total	$55	$47,261	$47,316	$45,992	$3,755,197	$3,801,189

	December 31, 2013
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$18,921	$18,921	$26,968	$1,580,788	$1,607,756
Commercial and industrial	—	14,433	14,433	9,580	832,869	842,449
Commercial construction	25	5,349	5,374	8,072	135,603	143,675
Consumer real estate	53	6,309	6,362	8,079	896,357	904,436
Other consumer	19	1,146	1,165	157	67,726	67,883
Total	$97	$46,158	$46,255	$52,856	$3,513,343	$3,566,199

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts—Commercial Loans
Fair value	$12,125	$13,698	$12,103	$13,647
Notional amount	249,159	261,754	249,159	261,754
Collateral posted	—	—	11,492	12,611
Interest Rate Lock Commitments—Mortgage Loans
Fair value	187	85	—	—
Notional amount	7,854	3,989	—	—
Forward Sale Contracts—Mortgage Loans
Fair value	—	34	10	—
Notional amount	$—	$5,250	$7,948	$—

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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$12,341	$14,012	$12,319	$13,961
Gross amounts offset	(216)	(314)	(216)	(314)
Net amounts presented in the Consolidated Balance Sheets	12,125	13,698	12,103	13,647
Gross amounts not offset(1)	—	—	(11,492)	(12,611)
Net Amount	$12,125	$13,698	$611	$1,036
(1) Amounts represent posted collateral.

The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(10)	$(10)	$(29)	$(166)
Interest rate lock commitments—mortgage loans	(105)	231	102	(261)
Forward sale contracts—mortgage loans	49	(519)	(43)	(114)
Total Derivatives Gain (Loss)	$(66)	$(298)	$30	$(541)

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. BORROWINGS
Short-term borrowings are for terms under one year and were comprised of securities sold under repurchase agreements, or REPOs, and Federal Home Loan Bank, or FHLB, advances. Our REPOs were with our local customers. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. FHLB advances are for various terms secured by a blanket lien on our residential mortgages and other real estate secured loans.
Long-term borrowings are for original terms greater than one year and were comprised of FHLB advances, a capital lease and junior subordinated debt securities. Long-term FHLB advances have the same collateral requirements as their short-term equivalents. We had total long-term borrowings outstanding of $16.8 million at a fixed rate and $48.7 million at a variable rate at September 30, 2014, excluding our capital lease of $0.2 million.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Securities sold under repurchase agreements	$23,084	0.01%	$33,847	0.01%
Short-term borrowings	265,000	0.29%	140,000	0.30%
Total short-term borrowings	288,084	0.27%	173,847	0.24%
Long-term borrowings
Other long-term borrowings	20,042	2.97%	21,810	3.01%
Junior subordinated debt securities	45,619	2.69%	45,619	2.70%
Total long-term borrowings	65,661	2.78%	67,429	2.80%
Total Borrowings	$353,745	0.73%	$241,276	0.96%
We had total borrowings at September 30, 2014 and December 31, 2013 at the FHLB of Pittsburgh of $284.9 million and $161.6 million. This consisted of $265.0 million in short-term borrowings and $19.9 million in long-term borrowings at September 30, 2014. Our maximum borrowing capacity with the FHLB of Pittsburgh was $1.6 billion at September 30, 2014, with a remaining borrowing availability of $1.3 billion.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event a customer does not satisfy the terms of their agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon; the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $2.7 million at September 30, 2014 and $2.9 million at December 31, 2013. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
The following table sets forth the commitments and letters of credit as of the dates presented:

(dollars in thousands)	September 30, 2014	December 31, 2013
Commitments to extend credit	$1,105,285	$1,038,529
Standby letters of credit	76,968	78,639
Total	$1,182,253	$1,117,168

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims will not have a material adverse effect on our consolidated financial position.
NOTE 10. OTHER COMPREHENSIVE INCOME
The following table presents the tax effects of the components of other comprehensive income (loss) for the periods presented:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in unrealized gains/losses on securities available-for-sale	$(2,032)	$712	$(1,320)	$335	$(117)	$218
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	—	—	—	(3)	1	(2)
Adjustment to funded status of employee benefit plans	269	(94)	175	631	(220)	411
Other Comprehensive Income (Loss)	$(1,763)	$618	$(1,145)	$963	$(336)	$627
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

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in unrealized gains/losses on securities available-for-sale	$7,844	$(2,746)	$5,098	$(13,494)	$4,723	$(8,771)
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	(41)	15	(26)	(5)	2	(3)
Adjustment to funded status of employee benefit plans	692	(242)	450	1,827	(639)	1,188
Other Comprehensive Income (Loss)	$8,495	$(2,973)	$5,522	$(11,672)	$4,086	$(7,586)
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 11. EMPLOYEE BENEFITS
We maintain a defined benefit pension plan, or Plan, covering substantially all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future. At this time, we are not required to make a cash contribution to the Plan in 2014. The expected long-term rate of return on plan assets is 8.00 percent. Through September 30, 2014, there have been no changes to the Plan.
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$516	$659	$1,778	$2,075
Interest cost on projected benefit obligation	1,141	997	3,353	2,989
Expected return on plan assets	(1,710)	(1,526)	(5,180)	(4,656)
Amortization of prior service cost (credit)	(34)	(34)	(104)	(102)
Recognized net actuarial loss	287	642	705	1,818
Net Periodic Pension Expense	$200	$738	$552	$2,124

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

The following table represents total assets by reportable operating segment as of the dates presented:

(dollars in thousands)	September 30, 2014	December 31, 2013
Community Banking	$4,896,390	$4,524,939
Insurance	8,078	6,926
Wealth Management	2,276	1,325
Total Assets	$4,906,744	$4,533,190

The following tables provide financial information for our three segments for the three and nine month periods ended September 30, 2014 and 2013. The financial results of the business segments include allocations for shared services based on an internal analysis that supports line of business performance measurement. Shared services include expenses such as employee benefits, occupancy expense, computer support and corporate overhead. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations if they existed as independent entities. The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

	Three Months Ended September 30, 2014
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$40,581	$—	$109	$(85)	$40,605
Interest expense	3,435	—	—	(359)	3,076
Net interest income	37,146	—	109	274	37,529
Provision for loan losses	1,454	—	—	—	1,454
Noninterest income	7,742	1,496	2,748	(55)	11,931
Noninterest expense	23,691	1,127	2,245	219	27,282
Depreciation expense	878	13	7	—	898
Amortization of intangible assets	238	13	9	—	260
Provision for income taxes	4,577	120	209	—	4,906
Net Income	$14,050	$223	$387	$—	$14,660

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. SEGMENTS – continued

	Three Months Ended September 30, 2013
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$38,540	$—	$137	$(96)	$38,581
Interest expense	3,949	—	—	(642)	3,307
Net interest income	34,591	—	137	546	35,274
Provision for loan losses	3,419	—	—	—	3,419
Noninterest income	8,321	1,459	2,744	18	12,542
Noninterest expense	22,404	1,366	2,395	564	26,729
Depreciation expense	816	12	7	—	835
Amortization of intangible assets	355	13	11	—	379
Provision (benefit) for income taxes	4,027	18	162	—	4,207
Net Income	$11,891	$50	$306	$—	$12,247

	Nine Months Ended September 30, 2014
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$119,055	$1	$419	$(333)	$119,142
Interest expense	10,332	—	—	(1,165)	9,167
Net interest income	108,723	1	419	832	109,975
Provision for loan losses	608	—	—	—	608
Noninterest income	22,118	4,262	8,511	227	35,118
Noninterest expense	72,756	3,327	6,961	1,059	84,103
Depreciation expense	2,485	38	20	—	2,543
Amortization of intangible assets	805	38	30	—	873
Provision for income taxes	12,579	301	672	—	13,552
Net Income	$41,608	$559	$1,247	$—	$43,414

	Nine Months Ended September 30, 2013
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$114,733	$1	$411	$(168)	$114,977
Interest expense	13,403	—	—	(1,965)	11,438
Net interest income	101,330	1	411	1,797	103,539
Provision for loan losses	6,749	—	—	—	6,749
Noninterest income	27,144	4,406	8,130	535	40,215
Noninterest expense	70,293	4,002	7,428	2,332	84,055
Depreciation expense	2,609	35	23	—	2,667
Amortization of intangible assets	1,148	38	37	—	1,223
Provision (benefit) for income taxes	10,004	56	320	—	10,380
Net Income	$37,671	$276	$733	$—	$38,680

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 13. SUBSEQUENT EVENTS

On October 29, 2014, S&T and Integrity Bancshares, Inc., or Integrity, based in Camp Hill, Pennsylvania with eight branches and approximately $860 million in assets at September 30, 2014, entered into a definitive agreement and Plan of Merger of Integrity with and into S&T. The Merger Agreement provides that Integrity shareholders will have the opportunity to elect to receive in exchange for each share of Integrity common stock they own immediately prior to completion of the Merger either a cash payment of $52.50 or 2.0627 shares of S&T common stock. All shareholder elections will be subject to allocation and proration procedures set forth in the Merger Agreement which are intended to ensure that, in the aggregate, 80% of the Integrity common shares outstanding will be exchanged for S&T common stock and 20% of Integrity common shares outstanding will be exchanged for cash. The transaction is expected to be a tax-free exchange to the extent shareholders of Integrity receive S&T common stock in exchange for their Integrity shares.
The transaction, approved by the directors of both companies, was valued at $155 million and is expected to close in the first quarter of 2015, after satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Integrity.
As soon as practicable following the Merger, Integrity Bank, a Pennsylvania state-chartered bank subsidiary of Integrity, will be merged with and into S&T Bank with S&T Bank continuing as the surviving bank. The bank merger is expected to close in the second quarter of 2015. However, for a period of at least three years following the Merger, S&T Bank intends to operate bank branches in the markets currently served by Integrity Bank using the name "Integrity Bank – A Division of S&T Bank".

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three and nine month periods ended September 30, 2014 and 2013. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to” or other similar words. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which is on file with the SEC. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to us at that time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2014 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2013 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $4.9 billion at September 30, 2014. We provide a full range of financial services through offices in 12 Pennsylvania counties with retail and commercial banking products, cash management services, insurance and trust and discount brokerage services. We also have two loan production offices, or LPOs, in Northeast and Central Ohio. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
Our mission is to become the financial services provider of choice within the markets that we serve. We strive to do this by delivering exceptional service and value, one customer at a time. Our strategic plan focuses on organic growth, which includes growth within our current footprint and growth through market expansion. We also actively evaluate acquisition opportunities, which if successful can be another source of growth. Our strategic plan includes a collaborative model that combines expertise from all of our business segments and focuses on satisfying each customer’s individual financial objectives.
During the nine months ended September 30, 2014, we successfully executed on our organic growth strategy through growth in our current footprint and by expanding into new markets. On January 21, 2014, we announced the opening of an LPO in Central Ohio. On June 18, 2014, we opened a new branch with a team of experienced banking professionals in State College, Pennsylvania. During the nine months ended September 30, 2014, we grew our business organically with portfolio loans increasing $235.0 million, or 6.6% percent, compared to December 31, 2013. This growth was primarily in our commercial loan portfolio.
On October 29, 2014, we entered into a definitive agreement to acquire Integrity Bancshares, Inc., or Integrity, based in Camp Hill Pennsylvania. Integrity has approximately $860 million in assets and maintains eight branches across four counties. The acquisition will expand our footprint into south-central Pennsylvania. The transaction was valued at approximately $155 million and is expected to close in the first quarter of 2015 after satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Integrity.
As soon as practicable following the Merger, Integrity Bank, a Pennsylvania state-chartered bank subsidiary of Integrity, will be merged with and into S&T Bank with S&T Bank continuing as the surviving bank. The bank merger is expected close in the second quarter of 2015. However, for a period of at least three years following the Merger, S&T Bank intends to operate bank branches in the markets currently served by Integrity Bank using the name "Integrity Bank – A Division of S&T Bank".
Our focus continues to be on loan and deposit growth and implementing opportunities to increase fee income while maintaining a strong expense discipline. The low interest rate environment will continue to challenge our net interest income, but our organic growth will help to mitigate the impact. We plan to evaluate new markets and strive to replicate the success of our LPOs in Northeast and Central Ohio. Our focus is also on maintaining and attracting new sales personnel to execute on our loan and fee growth strategies. Our capital position remains strong and we are well positioned to take advantage of acquisition opportunities as they arise.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Earnings Summary
Net income available to common shareholders for the three months ended September 30, 2014 was $14.7 million, or diluted earnings per share of $0.49, compared to $12.2 million, or $0.41, for the same period in 2013. Net income for the nine months ended September 30, 2014 was $43.4 million, or diluted earnings per share of $1.46, compared to $38.7 million, or $1.30, for the same period in 2013. The increase in net income was primarily driven by an increase in net interest income and a lower provision for loan losses in both the three and nine months ended September 30, 2014.
Net interest income increased $2.3 million, or 6.4 percent, and $6.4 million, or 6.2 percent, for the three and nine month periods ended September 30, 2014 compared to the same periods in 2013. The increase in net interest income for both periods is mainly due to interest earning asset growth. Total average interest earning assets increased $276.5 million, or 6.7 percent, and $234.7 million, or 5.7 percent, for the three and nine month periods ended September 30, 2014 compared to the same periods in 2013. The increase was driven by higher average loans, which is due to our successful efforts in growing our loan portfolio organically over the past year.
The provision for loan losses decreased $1.9 million for the three months ended September 30, 2014 and decreased
$6.1 million for the nine months ended September 30, 2014 compared to the same periods in 2013. The lower provision in both the three and nine months ended September 30, 2014 was due to improving economic conditions which have positively impacted our asset quality metrics in all categories, including decreases in loan charge-offs, nonaccrual loans, special mention and substandard loans and the delinquency status of our loan portfolio. Net charge-offs were $0.7 million for the three months ended September 30, 2014 compared to $1.5 million for the three months ended September 30, 2013 and we had net recoveries of $0.5 million for the nine months ended September 30, 2014 compared to net charge-offs of $5.3 million for the nine months ended September 30, 2013.
Our total noninterest income decreased $0.6 million to $11.9 million for the three months ended September 30, 2014 and $5.1 million to $35.1 million for the nine months ended September 30, 2014 compared to the same periods in 2013. The decrease in noninterest income for the three months ended September 30, 2014 was primarily due to a decrease in fees related to interest rate swaps with our commercial customers, consumer loan fees and letters of credit. The decrease in noninterest income for the nine months ended September 30, 2014 was primarily related to a $3.1 million gain on the sale of our merchant card servicing business that occurred in the first quarter of 2013 and decreases in mortgage banking income, debit and credit card fees, insurance fees, interest rate swap fees with our commercial customers and consumer loan fees. The decreases for the nine months ended September 30, 2014 were partially offset by an increase in our wealth management fees due to new business development efforts and certain fee increases.
Total noninterest expense increased $0.5 million to $28.4 million for the three months ended September 30, 2014 and decreased $0.4 million to $87.5 million for the nine months ended September 30, 2014 compared to the same periods in 2013. The increase for the three months ended September 30, 2014 primarily related to the reversal during 2013 of a contingent liability for an IRS proposed penalty. The decrease for the nine months ended September 30, 2014 was due to no merger related expenses in 2014 compared to $0.8 million in 2013, and lower professional services and legal, data processing expense, other taxes and Federal Deposit Insurance Corporation, or FDIC, insurance. These decreases were offset by the above mentioned reversal of a contingent liability and increased salaries and employee benefit expenses.
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
We believe the presentation of net interest income on a FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to a FTE basis in the next section for the three and nine months ended September 30, 2014 and 2013.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2014 Compared to
Three and Nine Months Ended September 30, 2013
Net Interest Income
Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 76 percent of operating revenue (net interest income plus noninterest income, excluding non-recurring income and expenses) for the three and nine month periods ended September 30, 2014. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our Asset and Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin on interest-earning assets.
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
The following table reconciles interest income and interest rates per the Consolidated Statements of Comprehensive Income to net interest income and rates adjusted to a FTE basis for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Total interest income	$40,605	$38,581	$119,142	$114,977
Total interest expense	3,076	3,307	9,167	11,438
Net interest income per consolidated statements of comprehensive income	37,529	35,274	109,975	103,539
Adjustment to FTE basis	1,373	1,229	4,090	3,570
Net Interest Income (FTE) (non-GAAP)	$38,902	$36,503	$114,065	$107,109
Net interest margin	3.38%	3.38%	3.40%	3.38%
Adjustment to FTE basis	0.12%	0.12%	0.12%	0.12%
Net Interest Margin (FTE) (non-GAAP)	3.50%	3.50%	3.52%	3.50%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans (1) (2)	$3,755,862	$38,052	4.02%	$3,476,914	$36,461	4.16%
Interest-bearing deposits with banks	58,033	33	0.23%	162,381	110	0.27%
Taxable investment securities (3)	458,378	2,292	2.00%	378,678	1,879	1.98%
Tax-exempt investment securities (2)	129,400	1,482	4.58%	108,982	1,331	4.88%
Federal Home Loan Bank and other restricted stock	15,740	119	3.02%	13,910	29	0.83%
Total Interest-earning Assets	4,417,413	41,978	3.77%	4,140,865	39,810	3.82%
Noninterest-earning assets:
Cash and due from banks	52,172			51,177
Premises and equipment, net	36,200			36,978
Other assets	338,486			350,933
Less allowance for loan losses	(47,568)			(48,087)
Total Assets	$4,796,703			$4,531,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$326,711	$16	0.02%	$311,369	$19	0.02%
Money market	308,166	129	0.17%	323,671	111	0.14%
Savings	1,035,281	404	0.15%	1,019,647	396	0.15%
Certificates of deposit	888,163	1,707	0.76%	962,492	2,127	0.88%
CDARS and brokered deposits	249,659	224	0.36%	88,462	64	0.28%
Total Interest-bearing deposits	2,807,980	2,480	0.35%	2,705,641	2,717	0.40%
Securities sold under repurchase agreements	21,243	1	0.01%	59,390	14	0.09%
Short-term borrowings	172,228	135	0.31%	127,174	91	0.28%
Long-term borrowings	20,282	152	2.97%	22,625	172	3.01%
Junior subordinated debt securities	45,619	308	2.68%	45,619	313	2.72%
Total Interest-bearing Liabilities	3,067,352	3,076	0.40%	2,960,449	3,307	0.44%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,074,564			955,337
Other liabilities	53,860			67,639
Shareholders’ equity	600,927			548,441
Total Liabilities and Shareholders’ Equity	$4,796,703			$4,531,866
Net Interest Income (2)(3)		$38,902			$36,503
Net Interest Margin (2) (3)			3.50%			3.50%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2014 and 2013.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans (1) (2)	$3,661,456	$111,928	4.09%	$3,418,571	$108,651	4.25%
Interest-bearing deposits with banks	97,666	181	0.25%	186,248	363	0.26%
Taxable investment securities (3)	427,731	6,372	1.99%	366,025	5,609	2.04%
Tax-exempt investment securities (2)	126,867	4,418	4.64%	108,556	3,867	4.75%
Federal Home Loan Bank and other restricted stock	13,970	333	3.18%	13,582	57	0.56%
Total Interest-earning Assets	4,327,690	123,232	3.81%	4,092,982	118,547	3.87%
Noninterest-earning assets:
Cash and due from banks	49,713			51,799
Premises and equipment, net	35,844			37,202
Other assets	338,872			356,278
Less allowance for loan losses	(48,023)			(47,716)
Total Assets	$4,704,096			$4,490,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$317,333	$52	0.02%	$308,335	$56	0.02%
Money market	328,561	382	0.16%	329,830	348	0.14%
Savings	1,028,469	1,196	0.16%	998,410	1,342	0.18%
Certificates of deposit	899,240	5,269	0.78%	986,061	7,004	0.95%
CDARS and brokered deposits	223,647	567	0.34%	61,290	120	0.26%
Total Interest-bearing deposits	2,797,250	7,466	0.36%	2,683,926	8,870	0.44%
Securities sold under repurchase agreements	29,463	2	0.01%	63,382	61	0.13%
Short-term borrowings	136,378	313	0.31%	86,813	169	0.26%
Long-term borrowings	20,869	471	3.01%	25,077	580	3.09%
Junior subordinated debt securities	45,619	915	2.68%	72,853	1,758	3.23%
Total Interest-bearing Liabilities	3,029,579	9,167	0.40%	2,932,051	11,438	0.52%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,031,430			942,610
Other liabilities	52,704			70,829
Shareholders’ equity	590,383			545,055
Total Liabilities and Shareholders’ Equity	$4,704,096			$4,490,545
Net Interest Income (2) (3)		$114,065			$107,109
Net Interest Margin (2) (3)			3.52%			3.50%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2014 and 2013.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Net interest income on a FTE basis increased $2.4 million, or 6.6 percent, for the three months ended September 30, 2014 and $7.0 million, or 6.5 percent, for the nine months ended September 30, 2014 compared to the same periods in 2013. The net interest margin on a FTE basis remained unchanged for the three months ended September 30, 2014 and increased 2 basis points for the nine months ended September 30, 2014 compared to the same periods in 2013. The increase in net interest income is mainly due to interest earning asset growth.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest income on a FTE basis increased $2.2 million, or 5.4 percent, and $4.7 million, or 4.0 percent, to $42.0 million and $123.2 million for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The increase in interest income was mainly driven by the $276.5 million and $234.7 million increases in interest-earning assets for the three and nine month periods ended September 30, 2014 compared to the same periods in 2013. The interest-earning asset balance increase is mainly attributable to loan growth. Average loan balances increased by $278.9 million and $242.9 million for the three and nine months ended September 30, 2014 compared to the same periods in 2013 as a result of organic growth, primarily in our commercial loan portfolio. Due to the continued low interest rate environment our rate earned on loans decreased 14 basis points and 16 basis points for the three and nine months ended September 30, 2014 when compared to the three and nine months ended September 30, 2013. Average interest-bearing deposits with banks, which is primarily cash at the Federal Reserve, decreased $104.3 million for the three months and $88.6 million for the nine months ended September 30, 2014 when compared to the same periods in 2013. Average investment securities, including Federal Home Loan Bank, or FHLB, and other restricted stock, increased $101.9 million for the three months and $80.4 million for the nine months ended September 30, 2014 compared to the same periods in 2013. Deployment of excess cash at the Federal Reserve to higher yielding investment securities and an increase in the FHLB dividend rate had a positive impact on the interest-earning asset rate. Overall, the FTE rate on total interest-earning assets decreased 5 basis points to 3.77 percent for the three months ended September 30, 2014 and decreased 6 basis points to 3.81 percent for the nine months ended September 30, 2014 as compared to 3.82 percent and 3.87 percent for the same periods in 2013.
Interest expense decreased $0.2 million and $2.3 million to $3.1 million and $9.2 million for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The decrease in interest expense for the three months ended September 30, 2014 is mainly due to a shift in the mix of our interest-bearing liabilities from higher rate certificates of deposit, or CDs, to lower cost deposits and borrowings. In addition to a shift in the mix of our interest-bearing liabilities, the decrease in interest expense for the nine month period ending September 30, 2014 was impacted by the redemption of $45.0 million of subordinated debt during the second quarter of 2013. Total interest-bearing deposits increased $102.3 million and $113.3 million for the three months and nine months ended September 30, 2014 compared to the same periods in 2013. Higher interest-bearing deposits are due to an increase of $161.2 million and $162.4 million in Certificate of Deposit Account Registry Services, or CDARS, One-Way-Buy, or OWB, and brokered deposits and an increase of $15.5 million and $37.8 million in interest-bearing demand, money market and savings balances offset by a decrease in CDs of $74.3 million and $86.8 million for the three and nine month periods ended September 30, 2014 compared to the same periods in 2013. The cost of total interest-bearing deposits was 0.35 percent and 0.36 percent for the three and nine month periods ended September 30, 2014, compared to 0.40 percent and 0.44 percent for the three and nine month periods ended September 30, 2013. The decrease in the cost of interest-bearing deposits was mainly due to the maturity of higher rate CDs being replaced by lower rate deposits. Interest expense on average borrowings remained relatively unchanged over the three month period ended September 30, 2014 and decreased $0.9 million over the nine month period ended September 30, 2014 compared to the same periods in 2013. The $0.9 million decrease over the nine month period was primarily a result of the redemption of $45.0 million of subordinated debt during the second quarter of 2013. Overall, the cost of interest-bearing liabilities decreased 4 basis points and 12 basis points for the three months and nine months ended September 30, 2014 compared to the same periods in 2013.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2014 Compared to September 30, 2013			Nine Months Ended September 30, 2014 Compared to September 30, 2013
(dollars in thousands)	Volume (4)	Rate (4)	Net	Volume (4)	Rate (4)	Net
Interest earned on:
Loans (1) (2)	$2,925	$(1,334)	$1,591	$7,719	$(4,442)	$3,277
Interest-bearing deposits with banks	(71)	(6)	(77)	(173)	(9)	(182)
Taxable investment securities (3)	395	18	413	946	(183)	763
Tax-exempt investment securities (2)	249	(98)	151	652	(101)	551
Federal Home Loan Bank and other restricted stock	4	86	90	2	274	276
Total Interest-earning Assets	3,502	(1,334)	2,168	9,146	(4,461)	4,685
Interest paid on:
Interest-bearing demand	1	(4)	(3)	2	(6)	(4)
Money market	(5)	23	18	(1)	35	34
Savings	6	2	8	40	(186)	(146)
Certificates of deposit	(164)	(256)	(420)	(617)	(1,118)	(1,735)
CDARS and brokered deposits	116	44	160	318	129	447
Securities sold under repurchase agreements	(9)	(4)	(13)	(33)	(26)	(59)
Short-term borrowings	32	12	44	96	48	144
Long-term borrowings	(18)	(2)	(20)	(97)	(12)	(109)
Junior subordinated debt securities	—	(5)	(5)	(657)	(186)	(843)
Total Interest-bearing Liabilities	(41)	(190)	(231)	(949)	(1,322)	(2,271)
Net Change in Net Interest Income	$3,543	$(1,144)	$2,399	$10,095	$(3,139)	$6,956
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

Provision for Loan Losses
The provision for loan losses is the adjustment to the allowance for loan losses, or ALL, after considering loan charge-offs and recoveries to bring the ALL to a level determined to be appropriate in management's judgment to absorb probable losses inherent in the loan portfolio. The provision for loan losses decreased $1.9 million from $3.4 million to $1.5 million for the three months ended September 30, 2014 and decreased $6.1 million from $6.7 million to $0.6 million for the nine months ended September 30, 2014 compared to the same periods in 2013. We continue to experience favorable asset quality trends with decreases in loan charge-offs, nonaccrual loans, special mention and substandard loans and the delinquency status of our loan portfolio. Net loan charge-offs decreased $0.8 million to $0.7 million for the three months ended September 30, 2014 compared to a net charge-off of $1.5 million for the three months ended September 30, 2013 and improved $5.8 million to a net recovery of $0.5 million for the nine months ended September 30, 2014 compared to a net charge-off of $5.3 million for the nine months ended September 30, 2013. Nonaccrual loans decreased 63 percent to $13.5 million at September 30, 2014 compared to $36.4 million at September 30, 2013. Total special mention and substandard commercial loans have decreased $67.5 million, or 34 percent, over the last twelve months to $130.9 million at September 30, 2014. The ALL was 1.24 percent of total loans at September 30, 2014 compared to 1.37 percent at September 30, 2013. Refer to “Allowance for Loan Losses” in the MD&A of this report for additional information.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Securities gains, net	$—	$3	$(3)	(100.0)%	$41	$5	$36	NM
Debit and credit card fees	2,909	2,764	145	5.2	8,135	8,365	(230)	(2.7)
Service charges on deposit accounts	2,799	2,801	(2)	(0.1)	7,882	7,744	138	1.8
Wealth management fees	2,756	2,747	9	0.3	8,548	8,143	405	5.0
Insurance fees	1,722	1,738	(16)	(0.9)	4,824	5,156	(332)	(6.4)
Mortgage banking	270	265	5	1.9	666	1,658	(992)	(59.8)
Gain on sale of merchant card servicing business	—	—	—	—	—	3,093	(3,093)	(100.0)
Other	1,475	2,224	(749)	(33.7)	5,022	6,051	(1,029)	(17.0)
Total Noninterest Income	$11,931	$12,542	$(611)	(4.9)%	$35,118	$40,215	$(5,097)	(12.7)%
NM- percentage not meaningful
Noninterest income decreased $0.6 million, or 4.9 percent, and $5.1 million, or 12.7 percent, to $11.9 million and $35.1 million for the three and nine month periods ended September 30, 2014 compared to the same periods in 2013. The decrease related to other noninterest income for both periods. Additional decreases in the nine month period ended September 30, 2014 related to the sale of our merchant card servicing business, declines in fees from mortgage banking, debit and credit cards and insurance offset by an increase in wealth management fees.
The decrease in other noninterest income of $0.7 million and $1.0 million for the three and nine month periods ended September 30, 2014, as compared to the same periods in 2013, was primarily due to a decrease in fees related to interest rate swaps with our commercial customers, consumer loan fees and letters of credit.
During the first quarter of 2013, we sold our merchant card servicing business for $4.8 million and paid deconversion and termination fees of $1.7 million to the merchant processor resulting in a net gain of $3.1 million. In conjunction with the sale of the merchant card servicing business, we entered into a marketing and sales alliance agreement with the purchaser, providing transition fees, royalties and referral revenue. Income from the marketing and sales alliance agreement is included in debit and credit card fees. The decrease in debit and credit card fees for the nine month period ended September 30, 2014 primarily relates to transition fees that we received during the first five months after the sale of the merchant card servicing business that did not recur during 2014, combined with the timing of referral revenue. Mortgage banking income decreased $1.0 million for the nine month period ended September 30, 2014 compared to the same period in 2013. The decrease in mortgage banking income relates to the increase in mortgage rates that occurred in the second quarter of 2013, resulting in a decrease in the volume of loans originated for sale in the secondary market and less favorable pricing on loan sales. During the nine months ended September 30, 2014, we sold 50 percent fewer mortgages with $27.9 million in loan sales compared to $56.0 million during the same period in 2013. Insurance fees decreased $0.3 million for the nine month period ended September 30, 2014 compared to the same period in 2013 due to increased competition.
Wealth management fees increased $0.4 million for the nine month period ended September 30, 2014, as compared to the same period in 2013, due to higher assets under management, new business development efforts and certain fee increases.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Salaries and employee benefits (1)	$14,823	$14,910	$(87)	(0.6)%	$45,971	$45,646	$325	0.7%
Data processing (1)	2,152	2,137	15	0.7	6,466	6,180	286	4.6
Net occupancy (1)	2,004	1,910	94	4.9	6,218	6,032	186	3.1
Furniture and equipment	1,308	1,084	224	20.7	3,856	3,623	233	6.4
Marketing	757	607	150	24.7	2,335	2,088	247	11.8
Other Taxes	839	1,039	(200)	(19.2)	2,363	2,953	(590)	(20.0)
Professional services and legal (1)	950	996	(46)	(4.6)	2,488	3,139	(651)	(20.7)
FDIC insurance	607	629	(22)	(3.5)	1,817	2,112	(295)	(14.0)
Other noninterest expense (1)	5,000	4,631	369	8.0	16,005	15,334	671	4.4
Merger related expense		—	—	—	—	838	(838)	(100.0)
Total Noninterest Expense	$28,440	$27,943	$497	1.8%	$87,519	$87,945	$(426)	(0.5)%
(1) Excludes one-time merger related expense for 2013.

Noninterest expense increased $0.5 million to $28.4 million for the three months ended September 30, 2014. This increase was attributable to increases in furniture and equipment, marketing and other noninterest expenses offset by a decrease in other taxes.
Furniture and equipment expenses increased $0.2 million primarily due to purchases of furniture and equipment for newly opened locations during the quarter. Increased marketing expenses of $0.2 million were incurred resulting from the timing of our various promotional programs.
Other noninterest expense increased $0.4 million due to the reversal of a contingent liability for an IRS proposed penalty in 2013. The contingent liability was assumed with the acquisition of Mainline Bancorp in 2012 and was reversed when we received notice during 2013 that the IRS had waived the $0.5 million penalty. The decrease in other taxes of $0.2 million was primarily related to legislative changes that have resulted in a reduction in Pennsylvania share tax expense.
Noninterest expense decreased $0.4 million to $87.5 million for the nine months ended September 30, 2014. This decrease was attributable to no merger related expenses in 2014, and decreases in professional services and legal expenses, FDIC insurance and other taxes offset by increases in salaries and employee benefits, data processing, furniture and equipment, marketing and other noninterest expenses.
The $0.8 million of merger related expense recognized in the nine months ended September 30, 2013 related primarily to the data processing system conversion of Gateway Bank. Although the Gateway Bank acquisition occurred in August 2012, the merger with S&T Bank and the system conversion was completed on February 8, 2013.
Professional services and legal expense decreased $0.7 million primarily due to additional external accounting and consulting charges that were incurred in 2013 while the decrease in other taxes of $0.6 million was primarily related to legislative changes that have resulted in a reduction in Pennsylvania share tax expense.
FDIC insurance charges are based in part on our financial ratios which have improved, resulting in a decrease in expense of $0.3 million.
Salaries and employee benefits expense increased $0.3 million primarily due to an increase in incentive expense offset by a decrease in pension expense. Incentive expense increased $1.8 million due to strong performance in 2014. Offsetting this increase to incentive expense was a reduction in our pension expense of $1.6 million due to a decrease in our pension liability primarily resulting from a change in actuarial assumptions.
Data processing increased $0.3 million primarily due to the implementation of a new teller platform and software that strengthens the authentication of our customers that use our online banking product. Furniture and equipment expenses increased $0.2 million primarily due to purchases of furniture and equipment for newly opened locations. Increased marketing expenses of $0.2 million were incurred resulting from the timing of our various promotional programs.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other noninterest expense increased $0.7 million primarily related to the reversal of a contingent liability for an IRS proposed penalty in 2013. The contingent liability was assumed with the acquisition of Mainline Bancorp in 2012 and was reversed when we received notice during 2013 that the IRS had waived the $0.5 million penalty.

Provision for Income Taxes
The provision for income taxes increased $0.7 million to $4.9 million for the three month period and increased $3.2 million to $13.6 million for the nine month period ended September 30, 2014 compared to a provision of $4.2 million and $10.4 million for the same periods in 2013. The increases to the provision for income taxes for the three and nine month periods ended September 30, 2014 were primarily due to increases of $3.1 million for the three month period and $7.9 million for the nine month period in pre-tax income. The effective tax rate for the nine months ended September 30, 2014 increased to 23.8 percent compared to 21.2 percent for the same period in 2013. The increase in our effective tax rate was primarily due to increases in projected pre-tax income.

Financial Condition
September 30, 2014
Total assets increased by 8.2 percent to $4.9 billion at September 30, 2014 compared to $4.5 billion at December 31, 2013. Loan growth was strong, resulting in an increase to total portfolio loans of $235.0 million, or 6.6 percent, compared to December 31, 2013. Our commercial loan portfolio grew by $227.6 million, or 8.8 percent, to $2.8 billion and our consumer loan portfolio grew by $7.3 million, or 0.8 percent, to $979.7 million at September 30, 2014. Securities increased $106.2 million, or 20.9 percent, compared to December 31, 2013. Our deposit base increased $228.8 million, or 6.2 percent, with total deposits of $3.9 billion at September 30, 2014 compared to $3.7 billion at December 31, 2013. Demand deposits increased $108.7 million, or 8.3 percent, compared to December 31, 2013. Savings deposits also increased $53.4 million, or 5.4 percent, compared to December 31, 2013. While certificates of deposit decreased by $21.6 million, our CDARS OWB, and brokered CDs increased by $74.2 million during the nine month period ended September 30, 2014 compared to December 31, 2013. Borrowings increased by $112.5 million to $353.7 million at September 30, 2014 compared to $241.3 million at December 31, 2013. The short-term borrowing increase of $125.0 million was utilized as a source of funds to support our asset growth during the first nine months of 2014. Total shareholder’s equity increased by $34.6 million, or 6.1 percent, during the nine months ended September 30, 2014 compared to December 31, 2013. The increase was primarily due to net income of $43.4 million and an increase to accumulated other comprehensive income of $5.5 million primarily resulting from higher market values on our available-for-sale securities offset by $14.9 million in dividends.

Securities Activity

(dollars in thousands)	September 30, 2014	December 31, 2013	$ Change
U.S. Treasury securities	$14,803	$—	$14,803
Obligations of U.S. government corporations and agencies	263,406	234,751	28,655
Collateralized mortgage obligations of U.S. government corporations and agencies	111,053	63,774	47,279
Residential mortgage-backed securities of U.S. government corporations and agencies	44,581	48,669	(4,088)
Commercial mortgage-backed securities of U.S. government corporations and agencies	39,380	39,052	328
Obligations of states and political subdivisions	133,945	114,264	19,681
Debt Securities Available-for-Sale	607,168	500,510	106,658
Marketable equity securities	8,489	8,915	(426)
Total Securities Available-for-Sale	$615,657	$509,425	$106,232
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The securities portfolio increased $106.2 million, or 20.9 percent, from December 31, 2013. The increase is primarily due to the investment of cash into higher yielding assets.
On a quarterly basis, management evaluates the securities portfolio for other than temporary impairment, or OTTI. The bond portfolio had a net unrealized gain of $5.9 million at September 30, 2014 compared to a net unrealized loss of $2.3 million at December 31, 2013. Net unrealized gains at September 30, 2014 included $9.0 million of unrealized gains offset by $3.1 million of unrealized losses. Net unrealized losses at December 31, 2013 included unrealized gains of $5.5 million offset by $7.8 million of unrealized losses. The changes in unrealized gains and losses during the nine months ended September 30, 2014 was a result of the changing interest rate environment during the period and is not related to the underlying credit quality of the bond portfolio. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There were no unrealized losses on marketable equity securities as of September 30, 2014. During the three and nine months ended September 30, 2014, no OTTI was recorded. We do not intend to sell and it is not more likely than not that we will be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.
Loan Composition

	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$1,691,649	44.5%	$1,607,756	45.1%
Commercial and industrial	946,366	24.9%	842,449	23.6%
Construction	183,509	4.8%	143,675	4.0%
Total Commercial Loans	2,821,524	74.2%	2,593,880	72.7%
Consumer
Residential mortgage	491,404	12.9%	487,092	13.7%
Home equity	418,659	11.0%	414,195	11.6%
Installment and other consumer	66,607	1.8%	67,883	1.9%
Construction	2,995	0.1%	3,149	0.1%
Total Consumer Loans	979,665	25.8%	972,319	27.3%
Total Portfolio Loans	3,801,189	100.0%	3,566,199	100.0%
Loans Held for Sale	3,126		2,136
Total Loans	$3,804,315		$3,568,335
Our loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Conditions such as the overall economic climate can significantly impact a borrower’s ability to pay. Total portfolio loans increased $235.0 million, or 6.6 percent, since December 31, 2013 to $3.8 billion at September 30, 2014 primarily due to organic loan growth in our commercial loan portfolios. The increase in loans can be attributed to the execution of our strategic initiative to grow our loan portfolio by adding seasoned lenders to our staff and our expansion through two LPO's in Ohio. Our expansion into new markets continued in the second quarter of 2014 with the opening of a branch in State College, Pennsylvania on June 18, 2014.
Total commercial loans have increased $227.6 million, or 8.8 percent, from December 31, 2013 with growth in all portfolios. C&I loans increased $103.9 million, or 12.3 percent, due to new loan originations and increased line utilization. CRE loans increased $83.9 million, or 5.2 percent, due to improved loan demand. Commercial construction loans increased $39.8 million, or 27.7 percent, due to an increase in activity and seasonality.
Residential mortgages increased $4.3 million, or 0.9 percent, from December 31, 2013 to September 30, 2014. Residential mortgage lending continues to be a strategic focus through a centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that continued adherence to our conservative mortgage lending policies for portfolio loans will be as important in a growing economy as it was during the downturn in recent years. At the end of the second quarter of 2014, we returned to selling all of our mortgage loan production priced for sale into the secondary market. Previously, we had been only selling 30 year mortgages. The rationale for these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, generate fee revenue from sales and servicing and maintain the primary customer relationship. During the nine months ended September 30, 2014, we sold 50 percent fewer mortgages with $27.9 million in loan sales compared to $56.0 million during the same period in 2013. We have experienced a decrease in the volume of loan sales from

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

the prior year due to an increase in interest rates in mid-2013 which caused a significant decline in mortgage refinancings. As of September 30, 2014, we serviced $322.5 million of secondary market mortgage loans sold to Fannie Mae.

Allowance for Loan Losses
We maintain an ALL at a level determined to be adequate in management's judgment to absorb estimated probable credit losses inherent within the loan portfolio as of the balance sheet date. Determination of an adequate ALL is subjective, as it requires estimations of the occurrence of future events, as well as the timing of such events, and it may be subject to significant changes from period to period. The methodology for determining the ALL has two main components: 1) evaluation and impairment tests of individual loans, and 2) evaluation of certain groups of homogeneous loans with similar risk characteristics.
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
Consumer real estate loans are secured by 1-4 family residences, including purchase money mortgages, first and second lien home equity loans and home equity lines of credit. The primary source of repayment for these loans is the income and assets of the borrower. The unemployment rate, as well as the state of the local housing market, can have a significant impact on the risk determination since low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.
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
At September 30, 2014, approximately 83 percent of the ALL was related to our commercial loan portfolio, while commercial loans comprised 74 percent of our loan portfolio. We believe that the inherent losses in the commercial portfolio are higher than in the consumer portfolio. Our historical losses in the commercial loan portfolio were higher than in the consumer loan portfolio in the last economic downturn.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables summarize the ALL and recorded investments in loans by category for the dates presented:

	September 30, 2014
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$19,977	$19,977	$21,028	$1,670,621	$1,691,649
Commercial and industrial	—	13,898	13,898	9,643	936,723	946,366
Commercial construction	—	5,178	5,178	8,143	175,366	183,509
Consumer real estate	45	6,718	6,763	7,045	906,013	913,058
Other consumer	10	1,490	1,500	133	66,474	66,607
Total	$55	$47,261	$47,316	$45,992	$3,755,197	$3,801,189

	December 31, 2013
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$18,921	$18,921	$26,968	$1,580,788	$1,607,756
Commercial and industrial	—	14,433	14,433	9,580	832,869	842,449
Commercial construction	25	5,349	5,374	8,072	135,603	143,675
Consumer real estate	53	6,309	6,362	8,079	896,357	904,436
Other consumer	19	1,146	1,165	157	67,726	67,883
Total	$97	$46,158	$46,255	$52,856	$3,513,343	$3,566,199

	September 30, 2014		December 31, 2013
Ratio of net charge-offs to average loans outstanding	(0.01)%	*	0.25%
Allowance for loan losses as a percentage of total loans	1.24%		1.30%
Allowance for loan losses to nonperforming loans	350%		206%
* Annualized
The ALL was $47.3 million, or 1.24 percent, of total portfolio loans at September 30, 2014 compared to $46.3 million, or 1.30 percent, of total portfolio loans at December 31, 2013. Overall, the total ALL and the composition of the ALL remained relatively unchanged from December 31, 2013. Impaired loans decreased $6.9 million from December 31, 2013, primarily as a result of loan pay downs. New impaired loan formation has been low during 2014 at only $4.6 million. The reserve for loans collectively evaluated for impairment did not change significantly at September 30, 2014 compared to December 31, 2013.
Our asset quality continued to improve during the nine months ended September 30, 2014 with net recoveries, decreases in nonperforming loans and decreases in special mention and substandard loans. We had gross loan charge-offs of $5.5 million offset by loan recoveries of $6.0 million resulting in net recoveries of $0.5 million for the nine months ended September 30, 2014. Included in the $5.9 million of recoveries was a $2.5 million recovery for one loan in our C&I loan portfolio. Nonperforming loans decreased $8.9 million, or 40 percent, to $13.5 million at September 30, 2014 compared to $22.5 million at December 31, 2013. Commercial special mention and substandard loans decreased by $32.1 million, or 20 percent, to $130.9 million at September 30, 2014 from $163.0 million at December 31, 2013.
During the nine months ended September 30, 2014, we sold a $3.5 million package of smaller commercial loans,
$3.2 million of which were on nonaccrual status, resulting in a charge-off of $1.3 million. We also sold two C&I loans totaling $4.8 million which resulted in a charge-off of $1.5 million.

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
As of September 30, 2014, we had $42.2 million in total TDRs, including $37.3 million that were accruing and $4.9 million that were in nonaccrual. For the nine months ended September 30, 2014, we had $3.3 million of new TDRs, the most significant of which was a Commercial Construction TDR for $1.0 million which had a maturity date extension and 24 loans totaling $1.1 million related to bankruptcy filings that were not reaffirmed resulting in discharged debt. During the nine months ended September 30, 2014, we returned ten TDRs to accrual status for $2.0 million, including one loan for $1.3 million upon a detailed credit evaluation supporting that we fully expect collection of the contractual amounts due and that the borrower had six months of satisfactory payment performance.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our allowance for lending-related commitments is computed using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The balance in the allowance for lending-related commitments was relatively unchanged at approximately $2.7 million at September 30, 2014 as compared to $2.9 million at December 31, 2013. The allowance for lending-related commitments is included in other liabilities in the Consolidated Balance Sheets.
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following summarizes nonperforming assets for the dates presented:

(dollars in thousands)	September 30, 2014	December 31, 2013	$ Change
Nonaccrual Loans
Commercial real estate	$4,276	$6,852	$(2,576)
Commercial and industrial	983	1,412	(429)
Commercial construction	21	34	(13)
Residential mortgage	1,762	1,982	(220)
Home equity	1,512	2,073	(561)
Installment and other consumer	19	34	(15)
Consumer construction	—	—	—
Total Nonaccrual Loans	8,573	12,387	(3,814)
Nonaccrual Troubled Debt Restructurings
Commercial real estate	898	3,898	(3,000)
Commercial and industrial	1,443	1,884	(441)
Commercial construction	1,868	2,708	(840)
Residential mortgage	486	1,356	(870)
Home equity	223	218	5
Installment and other consumer	11	3	8
Total Nonaccrual Troubled Debt Restructurings	4,929	10,067	(5,138)
Total Nonaccrual Loans	13,502	22,454	(8,952)
OREO	200	410	(210)
Total Nonperforming Assets	$13,702	$22,864	$(9,162)

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.35%	0.63%
Nonperforming assets as a percent of total loans plus OREO	0.36%	0.64%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing at September 30, 2014 or December 31, 2013.
Nonperforming assets decreased $9.2 million, or 40 percent to $13.7 million at September 30, 2014 compared to $22.9 million at December 31, 2013. The decline in nonperforming assets is primarily the result of the sale of $3.2 million of nonaccrual loans, $6.6 million in nonperforming loan pay downs, $1.6 million of loan charge-offs and $3.4 million of loans returning to accrual status. New nonperforming loans were $6.0 million for the nine months ended September 30, 2014. The new formation primarily consists of smaller loans of less than $0.5 million.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits

(dollars in thousands)	September 30, 2014	December 31, 2013	$ Change
Noninterest-bearing demand	$1,077,505	$992,779	$84,726
Interest-bearing demand	336,720	312,790	23,930
Money market	295,559	281,403	14,156
Savings	1,048,175	994,805	53,370
Certificates of deposit	901,193	922,753	(21,560)
CDARS OWB and brokered CDs	241,949	167,778	74,171
Total Deposits	$3,901,101	$3,672,308	$228,793

Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits, mitigating a funding dependency on other more volatile sources. Total deposits increased $228.8 million at September 30, 2014 compared to December 31, 2013.
Overall, our customer deposits increased by $154.6 million and our CDARS OWB and brokered CDs increased by $74.2 million from December 31, 2013. Customer savings deposits, primarily public funds, increased $53.4 million, or 5.4 percent, compared to December 31, 2013 while non-interest bearing deposits, primarily from business customers, increased $84.7 million or 8.5 percent over the same period. The CDARS, OWB and brokered CDs increased as a result of utilizing this type of funding source to support the strong asset growth during the first nine months of 2014.
Borrowings

(dollars in thousands)	September 30, 2014	December 31, 2013	$ Change
Securities sold under repurchase agreements, retail	$23,084	$33,847	$(10,763)
Short-term borrowings	265,000	140,000	125,000
Long-term borrowings	20,042	21,810	(1,768)
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$353,745	$241,276	$112,469
Borrowings are an additional source of funding for us. Total borrowings increased by $112.5 million from December 31, 2013. The short-term borrowing increase of $125.0 million was utilized as a source of funds to support our asset growth activity during the first nine months of 2014.
Information pertaining to short-term borrowings is summarized in the tables below for the nine and twelve month periods ended September 30, 2014 and December 31, 2013.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	September 30, 2014	December 31, 2013
Balance at the period end	$23,084	$33,847
Average balance during the period	29,463	54,057
Average interest rate during the period	0.01%	0.12%
Maximum month-end balance during the period	$40,983	$83,766
Average interest rate at the period end	0.01%	0.01%

	Short-Term Borrowings
(dollars in thousands)	September 30, 2014	December 31, 2013
Balance at the period end	$265,000	$140,000
Average balance during the period	136,378	101,973
Average interest rate during the period	0.31%	0.27%
Maximum month-end balance during the period	$265,000	$175,000
Average interest rate at the period end	0.29%	0.30%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to long-term borrowings is summarized in the tables below for the nine and twelve month periods ended September 30, 2014 and December 31, 2013.

	Long-Term Borrowings
(dollars in thousands)	September 30, 2014	December 31, 2013
Balance at the period end	$20,042	$21,810
Average balance during the period	20,869	24,312
Average interest rate during the period	2.97%	3.07%
Maximum month-end balance during the period	$21,616	$28,913
Average interest rate at the period end	2.97%	3.01%

	Junior Subordinated Debt Securities
(dollars in thousands)	September 30, 2014	December 31, 2013
Balance at the period end	$45,619	$45,619
Average balance during the period	45,619	65,989
Average interest rate during the period	2.68%	3.14%
Maximum month-end balance during the period	$45,619	$90,619
Average interest rate at the period end	2.69%	2.70%
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
An important component of S&T’s ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At September 30, 2014 S&T Bank had $381.6 million in highly liquid assets, which consisted of $91.9 million in interest-bearing deposits with banks, $286.6 million in unpledged securities and $3.1 million in loans held for sale. The highly liquid assets to total assets resulted in an asset liquidity ratio of 7.8 percent at September 30, 2014. Also, at September 30, 2014, we had a remaining borrowing availability of $1.3 billion with the FHLB of Pittsburgh. In addition, we have access to $60.0 million in Federal Funds lines with other financial institutions. Refer to Part I, Note 8 Borrowings and Part I, Item 2, MD&A, for more details on FHLB borrowings. S&T Bank is considered to be a well capitalized bank according to regulatory guidance, therefore access to brokered CDs is not restricted.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized (1)	Well- Capitalized (2)	September 30, 2014		December 31, 2013
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$455,815	9.88%	$426,234	9.75%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	455,815	12.35%	426,234	12.37%
Total capital to risk-weighted assets	8.00%	10.00%	527,417	14.29%	494,986	14.36%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$416,090	9.06%	$389,584	8.95%
Tier 1 capital to risk-weighted assets	4.00%	6.00%	416,090	11.33%	389,584	11.36%
Total capital to risk-weighted assets	8.00%	10.00%	487,075	13.26%	457,540	13.35%
(1) For an institution to qualify as “adequately capitalized” under regulatory guidelines, Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios must be at least 4 percent, 4 percent and 8 percent. At September 30, 2014, we exceeded those requirements.
(2) For an institution to qualify as “well capitalized” under regulatory guidelines, Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios must be at least 5 percent, 6 percent and 10 percent. At September 30, 2014, we exceeded those requirements.

In July of 2013, the U.S. federal banking agencies issued a joint final rule that implements the Basel III capital standards effective January 1, 2015 with a phase-in period ending January 1, 2019. The final rule establishes the minimum capital levels required under the Dodd-Frank Act, permanently grandfathers trust preferred securities issued before May 19, 2010 and increases the capital required for certain categories of assets. We have evaluated the impact of the Basel III final capital rule and anticipate that our regulatory capital ratios will continue to exceed the well-capitalized minimum requirements.
In October 2012, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the Securities and Exchange Commission, or SEC, for the issuance of up to $300 million of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2014 we had not issued any securities pursuant to the shelf registration statement.
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
The table below reflects the rate shock analyses and EVE results. Both are in the minimal risk tolerance level.

	September 30, 2014		December 31, 2013
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+300	7.1	(1.0)	7.6	(6.1)
+200	4.3	1.8	5.3	(2.1)
+100	1.9	2.3	2.3	—
-100	(3.5)	(11.8)	(3.4)	(10.8)
The results from the rate shock analyses are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive balance sheet will differ depending upon the change in market interest rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in net interest income and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in net interest income and operating income. As measured by rate shock analyses, an increase in interest rates would have a positive impact on pretax net interest income. However, there was a slight decline in the percent change in pretax net interest income for our rates up shock scenarios when comparing September 30, 2014 and December 31, 2013. The decline is a result of utilizing short term funding to support the asset growth during the first nine months of 2014.
When comparing the EVE results for September 30, 2014 and December 31, 2013 the percent change to EVE has improved in the rates up shock scenarios and decreased in the rate down shock scenario. The changes in EVE are due to the flattening of the yield curve between December 31, 2013 and September 30, 2014. The decrease in long term rates resulted in a lower September 30, 2014 base case EVE mainly as a result of lower non-maturity deposit values.
In addition to rate shocks and EVE, we perform a market risk stress test at least annually. The market risk stress test includes sensitivity analyses and simulations. Sensitivity analyses are performed to help us identify which model assumptions cause the greatest impact on pretax net interest income. Sensitivity analyses may include changing prepayment behavior of fixed rate loans and securities with optionality and the impact of interest rate changes on non-maturity deposit products. Simulation analyses may include the potential impact of rate shocks other than the policy guidelines of +/- 300 basis points, yield curve shape changes, significant balance mix changes and various growth scenarios. Simulations indicate that an increase in rates, particularly if the yield curve steepens, will most likely result in an improvement in pretax net interest income. We realize that some of the benefit reflected in our scenarios may be offset by a change in the competitive environment and a change in product preference by our customers.
Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of September 30, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2014, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheet at September 30, 2014 and Audited Consolidated Balance Sheet at December 31, 2013, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months and Nine Months ended September 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months ended September 30, 2014 and 2013, (iv) Unaudited Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013 and (v) Notes to Unaudited Consolidated Financial Statements.

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: November 5, 2014	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)