Form 10-K
period 2014-12-31
S&T BANCORP INC
filed 2015-02-23
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the fiscal year ended December 31, 2014
or
  ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
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
Yes  ☐    No   ☒
The aggregate estimated fair value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014:
Common Stock, $2.50 par value – $723,040,943
The number of shares outstanding of the issuer’s classes of common stock as of February 18, 2015:
Common Stock, $2.50 par value –29,796,397
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of S&T Bancorp, Inc., to be filed pursuant to Regulation 14A for the 2015 annual meeting of shareholders to be held May 20, 2015 are incorporated by reference into Part III of this annual report on Form 10-K.

PART I

Item 1.  BUSINESS
General

S&T Bancorp, Inc., or S&T (also referred to below as “we”, “us” or “our”), including, on a consolidated basis with our subsidiaries where appropriate, was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and has three wholly owned subsidiaries, S&T Bank, 9th Street Holdings, Inc. and STBA Capital
Trust I. We also own a one-half interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC. We are registered as a financial holding company with the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended, or the BHCA. As of December 31, 2014, we had approximately $5.0 billion in assets, $3.9 billion in loans, $3.9 billion in deposits and our shareholders’ equity was $608.4 million.
S&T Bank is a full service bank with its main office at 800 Philadelphia Street, Indiana, Pennsylvania, providing services to its customers through offices located in Allegheny, Armstrong, Blair, Butler, Cambria, Centre, Clarion, Clearfield, Indiana, Jefferson, Washington and Westmoreland counties of Pennsylvania. We also have two loan production offices, or LPOs, in Ohio, with our most recent LPO established in central Ohio on March 24, 2014. On June 18, 2014, we opened a new branch with a team of experienced banking professionals in State College, Pennsylvania. On October 29, 2014 we entered into an agreement to acquire Integrity Bancshares, Inc. We expect to complete the transaction in the first quarter of 2015, after satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Integrity Bancshares, Inc. S&T Bank deposits are insured by the Federal Deposit Insurance Corporation, or FDIC, to the maximum extent provided by law.
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
We have three reportable operating segments including Community Banking, Wealth Management and Insurance. Our Community Banking segment offers services which include accepting time and demand deposits, originating commercial and consumer loans, and providing letters of credit and credit card services. The Wealth Management segment offers brokerage services, serves as executor and trustee under wills and deeds, guardian and custodian of employee benefits and other trust services, as well as is a registered investment advisor that manages private investment accounts for individuals and institutions. Total Wealth Management assets under management and administration were approximately $2.0 billion at December 31, 2014. The Insurance segment includes a full-service insurance agency offering commercial property and casualty insurance, group life and health coverage, employee benefit solutions and personal insurance lines.
Refer to the financial statements and Part II, Item 8, Note 23 of this Form 10-K for further details pertaining to our operating segments.

Employees

As of December 31, 2014, we had 945 full-time equivalent employees.

Access to United States Securities and Exchange Commission Filings

All of our reports filed electronically with the United States Securities and Exchange Commission, or the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or the Report, our prior annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.stbancorp.com under Financial Information,
SEC Filings. These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The charters of the Audit Committee, the Compensation and Benefits Committee and the Nominating and Corporate Governance Committee, the Complaints Regarding Accounting, Internal Accounting Controls or Auditing Matters Policy, or the Whistleblower Policy, the Code of Conduct for the CEO and CFO, the General Code of Conduct and the Shareholder Communications Policy are also available at www.stbancorp.com under Corporate Governance.

Item 1.  BUSINESS -- continued

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
We elected to become a financial holding company under the BHCA in 2001 and thereby engage in a broader range of financial activities than are permissible for traditional bank holding companies. In order to maintain our status as a financial holding company, we must remain “well-capitalized” and “well-managed” and the depository institutions controlled by us must remain “well-capitalized,” “well-managed” (as defined in federal law) and have at least a “satisfactory” Community Reinvestment Act ("CRA") rating. Refer to Part II, Item 8, Note 22 Regulatory Matters, of this Report for information concerning the current capital ratios of S&T and S&T Bank. No prior regulatory approval is required for a financial holding company with total consolidated assets less than $50 billion to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board, unless the total consolidated assets to be acquired exceed $10 billion. The BHCA identifies several activities as “financial in nature” including, among others, securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and sales agency; investment advisory activities; merchant banking activities and activities that the Federal Reserve Board has determined to be closely related to banking. Banks may also engage in, subject to limitations on investment, activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is “well-capitalized,” “well-managed” and has at least a “satisfactory” CRA rating.
If S&T or S&T Bank ceases to be “well-capitalized” or “well-managed,” we will not be in compliance with the requirements of the BHCA regarding financial holding companies or requirements regarding the operation of financial subsidiaries by insured banks.
If a financial holding company is notified by the Federal Reserve Board of such a change in the ratings of any of its subsidiary banks, it must take certain corrective actions within specified time frames. Furthermore, if S&T Bank was to receive a CRA rating of less than “satisfactory,” then we would be prohibited from engaging in certain new activities or acquiring companies engaged in certain financial activities until the rating is raised to “satisfactory” or better.
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

Item 1.  BUSINESS -- continued

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

S&T Bank

As a Pennsylvania-chartered, FDIC-insured commercial bank, S&T Bank is subject to the supervision and regulation of the Pennsylvania Department of Banking and Securities, or PADBS, and the FDIC. We are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted and limits on the types of other activities in which S&T Bank may engage and the investments it may make.
In addition, S&T Bank is subject to affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act that limit the amount of transactions between itself and S&T or S&T’s nonbank subsidiaries. Under these provisions, transactions between a bank and its parent company or any single nonbank affiliate generally are limited to 10 percent of the bank subsidiary’s capital and surplus, and with respect to all transactions with affiliates, are limited to 20 percent of the bank subsidiary’s capital and surplus. Loans and extensions of credit from a bank to an affiliate generally are required to be secured by eligible collateral in specified amounts. The Dodd-Frank Act Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, expands the affiliate transaction rules to broaden the definition of affiliate and to apply to securities borrowing or lending, repurchase or reverse repurchase agreements and derivatives activities that we may have with an affiliate, as well as to strengthen collateral requirements and limit Federal Reserve exemptive authority. Also, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders was expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. These expansions became effective July 21, 2012. These provisions have not had a material effect on S&T or S&T Bank.

Insurance of Accounts; Depositor Preference

The deposits of S&T Bank are insured up to applicable limits per insured depositor by the FDIC. The Dodd-Frank Act codified FDIC deposit insurance coverage per separately insured depositor for all account types at $250,000.
As an FDIC-insured bank, S&T Bank is subject to FDIC insurance assessments, which are imposed based upon the risk the institution poses to the Deposit Insurance Fund, or DIF. Under this assessment system, risk is defined and measured using an institution’s supervisory ratings with other risk measures, including financial ratios. The current total base assessment rates on an annualized basis range from 2.5 basis points for certain “well-capitalized,” “well-managed” banks, with the highest ratings, to 45 basis points for institutions posing the most risk to the DIF. The FDIC may raise or lower these assessment rates on a quarterly basis based on various factors to achieve a reserve ratio, which the Dodd-Frank Act has mandated to be no less than 1.35 percent of insured deposits.
In February 2011, the FDIC Board of Directors adopted a final rule, Deposit Insurance Assessment Base, Assessment Rate Adjustments, Dividends, Assessment Rates and Large Bank Pricing Methodology. This final rule redefined the deposit insurance assessment base to equal average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act, altered assessment rates, implemented the Dodd-Frank Act’s DIF dividend provisions and revised the risk-based assessment system for all large insured depository institutions (those with at least $10.0 billion in total assets). Many of the changes were made as a result of provisions of the Dodd-Frank Act that were intended to shift more of the cost of raising the reserve ratio from institutions with less than $10.0 billion in assets (such as S&T Bank) to the larger banks. Except for the future assessment rate schedules, all changes went into effect April 1, 2011 and has resulted in lower FDIC expense. In addition to DIF assessments, the FDIC makes a special assessment to fund the repayment of debt obligations of the Financing Corporation, or FICO. FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation in the 1990s. The FICO assessment rate for the first quarter of 2015 is 0.600 basis points on an annualized basis.
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

Capital

The Federal Reserve Board and FDIC have issued substantially similar risk-based and leverage capital rules applicable to banking organizations they supervise. At December 31, 2014, both S&T and S&T Bank met the applicable regulatory capital

Item 1.  BUSINESS -- continued

requirements. S&T’s Tier 1 risk-based capital ratio was 12.34 percent, total risk-based capital ratio was 14.27 percent and leverage ratio was 9.80 percent. S&T Bank’s Tier 1 risk-based capital, total risk-based capital and leverage ratios were 10.76 percent, 12.68 percent, and 8.53 percent.
In July 2013 the federal banking agencies issued a final rule to implement Basel III (which were agreements reached in July 2010 by the international oversight body of the Basel Committee on Banking Supervision to require more and higher-quality capital) as well as the minimum leverage and risk-based capital requirements of the Dodd-Frank Act. The final rule establishes a comprehensive capital framework, and went into effect on January 1, 2015, for smaller banking organizations such as S&T and S&T Bank. It introduces a common equity Tier 1 risk-based capital ratio requirement of 4.50 percent, increases the minimum Tier 1 risk-based capital ratio to 6.00 percent, and requires a leverage ratio of 4.00 percent for all banks. Common equity Tier 1 capital consists of common stock instruments that meet the eligibility criteria in the rule, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest. The rule also requires a banking organization to maintain a capital conservation buffer composed of common equity Tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets beginning in 2019. The capital conservation buffer will be phased in beginning in 2016, at 25 percent, increasing to 50 percent in 2017, 75 percent in 2018 and 100 percent in 2019 and beyond. As a result, starting in 2019, a banking organization must maintain a common equity Tier 1 risk-based capital ratio greater than 7.00 percent, a Tier 1 risk-based capital ratio greater than 8.50 percent and a Total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments. By 2019, when the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the regulatory capital ratios required for an insured depository institution to be well-capitalized under prompt corrective action law, described below. To be well-capitalized, an insured bank must have a common equity Tier 1 risk-based capital ratio of at least 6.50 percent, a Tier 1 risk-based capital ratio of at least 8.00 percent, a total risk-based capital ratio of at least 10.00 percent, and a leverage ratio of 5.00 percent. The rule also disqualifies certain financial instruments from inclusion in regulatory capital and requires more deductions from capital.
The new regulatory capital rule also revises the calculation of risk-weighted assets. It includes a new framework under which the risk weight will increase for most credit exposures that are 90 days or more past due or on nonaccrual, high-volatility commercial real estate loans and certain equity exposures. It also includes changes to the credit conversion factors of off-balance sheet items, such as the unused portion of a loan commitment.
Federal regulators periodically propose amendments to the regulatory capital rules and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be predicted.

Payment of Dividends

S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of our revenues consist of dividend payments we receive from S&T Bank. S&T Bank, in turn, is subject to federal and state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Thus, under certain circumstances based upon our financial condition, our ability to declare and pay quarterly dividends may require consultation with the Federal Reserve Board and may be prohibited by applicable Federal Reserve Board guidance.

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies such as us and our depository institution subsidiary by federal law and regulatory policy. These obligations and restrictions are designed to reduce potential loss exposure to the FDIC’s deposit insurance fund in the event an insured depository institution becomes in danger of default or is in default. Under current federal law, for example, the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as defined by the law. As of December 31, 2014, S&T Bank was classified as “well-capitalized.” New definitions of these categories, as set forth in the federal banking agencies’ final rule to implement Basel III and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act, became effective as of January 1, 2015. To be well-capitalized, an insured depository institution must have a common equity Tier 1 risk-based capital ratio of at least 6.50 percent, a Tier 1 risk-based capital ratio of at least 8.00 percent, a total risk-based capital ratio of at least 10.00 percent and a

Item 1.  BUSINESS -- continued

leverage ratio of at least 5.00 percent. To be adequately capitalized, an insured depository institution must have a common equity Tier 1 risk-based capital ratio of at least 4.50 percent, a Tier 1 risk-based capital ratio of at least 6.00 percent, a total risk-based capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent. The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.
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
At the state level, the PADBS also has broad enforcement powers over S&T Bank, including the power to impose fines and other penalties and to appoint a conservator or receiver.

Interstate Banking and Branching

The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state-imposed deposit concentration limits. In addition, because of changes to law made by the Dodd-Frank Act, S&T Bank may now establish de novo branches in any state to the same extent that a bank chartered in that state could establish a branch.

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

Item 1.  BUSINESS -- continued

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
The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Act depend on the actions of regulatory agencies. The Dodd-Frank Act also contains provisions that expand the insurance assessment base and increase the scope of deposit insurance coverage.
Among other provisions, the SEC has enacted rules, required by the Dodd-Frank Act, giving stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and allowing certain stockholders to nominate their own candidates for election as directors using a company’s proxy materials. The legislation also directs the federal financial institution regulatory agencies to promulgate rules prohibiting excessive compensation being paid to financial institution executives. In addition, in December of 2013, federal regulators adopted final regulations regarding the so-called Volcker Rule established in the Dodd-Frank Act. The Volcker Rule generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (generally covering hedge funds and private equity funds, subject to certain exemptions). The rules are complex and it is not clear how they will be implemented over time. However, S&T does not currently anticipate that they will have a material effect on S&T Bank or its affiliates, because we do not engage in the prohibited activities.
The Dodd-Frank Act also created the Consumer Financial Protection Bureau, or CFPB, that took over rulemaking responsibility on July 21, 2011 for the principal federal consumer financial protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Savings Act, among others. Institutions that have assets of $10.0 billion or less, such as S&T Bank, will continue to be supervised in this area by their state and primary federal regulators (in the case of S&T Bank, the FDIC). The Act also gives the CFPB expanded data collection powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint function also has been consolidated into the CFPB with respect to the institutions it supervises. The CFPB established an Office of Community Banks and Credit Unions, with a mission to ensure that the CFPB incorporates the perspectives of small depository institutions into the policy-making process, communicates relevant policy initiatives to community banks and credit unions, and works with community banks and credit unions to identify potential areas for regulatory simplification. In addition, the Dodd-Frank Act required the Federal Reserve Board to adopt a rule addressing interchange fees applicable to debit card transactions. This rule, Regulation II, effective October 1, 2011, does not apply to a bank that, together with its affiliates, has less than $10.0 billion in assets.
In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. In particular, on January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good-faith determinations that borrowers are able to repay their mortgage loans before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory

Item 1.  BUSINESS -- continued

requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43 percent debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet government-sponsored enterprise, or GSE, Federal Housing Administration, or FHA, and Veterans Affairs, or VA, underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43 percent debt-to-income limits. The QM Rule became effective on January 10, 2014. These rules did not have a material impact on our mortgage business.
The federal agencies responsible for implementing the provisions of the Dodd-Frank Act have issued a substantial number of rules. More rules will be issued. Not all of the Dodd-Frank Act provisions and their implementing regulations apply to banks the size of S&T Bank. Federal and state regulatory agencies consistently propose and adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot assess the ultimate impact of the Act on S&T or S&T Bank at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that they, at a minimum, will increase our operating and compliance costs.
In 2012, Pennsylvania enacted three bills known as the “Banking Law Modernization Package.” The bills became effective on December 24, 2012. The overall goal of the Banking Law Modernization Package was to modernize the banking laws of Pennsylvania and reduce regulatory burden at the state level.
We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof, although enactment of any proposed legislation could affect how S&T and S&T Bank operate and could significantly increase costs, impede the efficiency of internal business processes, or limit our ability to pursue business opportunities in an efficient manner, any of which could materially and adversely affect our business, financial condition and results of operations.

Competition
S&T Bank competes with other local, regional and national financial services providers, such as other financial holding companies, commercial banks, savings associations, credit unions, finance companies and brokerage and insurance firms. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies, and are thus able to operate under lower cost structures.
Changes in bank regulation, such as changes in the products and services banks can offer and permitted involvement in non-banking activities by bank holding companies, as well as bank mergers and acquisitions, can affect our ability to compete with other financial services providers. Our ability to do so will depend upon how successfully we can respond to the evolving competitive, regulatory, technological and demographic developments affecting our operations.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area resulting in a geographic concentration. Our market area has a high density of financial institutions, some of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings associations, mortgage banking companies, credit unions and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Because larger competitors have advantages in attracting business from larger corporations, we do not generally attempt to compete for that business. Instead, we concentrate our efforts on attracting the business of individuals, and small and medium-size businesses. We consider our competitive advantages to be customer service and responsiveness to customer needs, the convenience of banking offices and hours, access to electronic banking services and the availability and pricing of our products and services. We emphasize personalized banking and the advantage of local decision-making in our banking business.
The financial services industry is likely to become more competitive as further technological advances enable more companies to provide financial services on a more efficient and convenient basis. Technological innovations have lowered traditional barriers to entry and enabled many companies to compete in financial services markets. Many customers now expect a choice of banking options for the delivery of services, including traditional banking offices, telephone, internet, mobile, ATMs, self-service branches, and/or in-store branches. These delivery channels are offered by traditional banks and savings associations, as well as credit unions, brokerage firms, asset management groups, finance and insurance companies, internet-based companies, and mortgage banking firms.

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
Decreases in real estate values, particularly with respect to our commercial lending and mortgage activities, could adversely affect the value of property used as collateral for our loans and our customers’ ability to repay these loans, which in turn could impact our profitability. Repayment of our commercial loans is often dependent on the cash flow of the borrower, which may become unpredictable. If the value of the assets, such as real estate, serving as collateral for the loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, we may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. This could result in higher charge-offs which could have a material adverse effect on our operating results and financial condition.
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
The regional economic conditions in western Pennsylvania affect the demand for our products and services as well as the ability of our customers to repay their loans and the value of the collateral securing these loans. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A significant decline in the regional economy caused by inflation, recession, unemployment or other factors could negatively affect our customers, the quality of our loan portfolio and the demand for our products and services. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market area.
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
In order to diversify earnings and enhance liquidity, we own both debt and equity instruments of government agencies, municipalities and other companies. We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, the value of these investments may fluctuate depending on the interest rate environment, general economic conditions and circumstances specific to the issuer. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit or liquidity risks. Changes in the value of these instruments may result in a reduction to earnings and/or capital, which may adversely affect our results of operations and financial condition.
Risks Related to Our Business Strategy
Our strategy includes growth plans through organic growth and by means of acquisitions, which includes growth within our current footprint and growth through market expansion. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We intend to continue pursuing a growth strategy through, organic growth and by means of acquisitions, both within our current footprint and market expansion. In addition to our acquisition of Integrity Bancshares, Inc., which we expect to complete in the first quarter of 2015, we continue to evaluate acquisition opportunities as another source of growth. We cannot give assurance that we will be able to expand our existing market presence, or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy.
Our failure to find suitable acquisition candidates, or successfully bid against other competitors for acquisitions, could adversely affect our ability to fully implement our business strategy. If we are successful in acquiring other entities, the process of integrating such entities, including Integrity Bancshares, Inc., will divert significant management time and resources. We may not be able to integrate efficiently or operate profitably Integrity Bancshares, Inc. or any other entity we may acquire. We may experience disruption and incur unexpected expenses in integrating acquisitions. These failures could adversely impact our future prospects and results of operation.
We are subject to competition from both banks and non-banking companies.
The financial services industry is highly competitive, and we encounter strong competition for deposits, loans and other financial services in our market area. Our principal competitors include commercial banks of all types, finance companies, credit unions, mortgage brokers, insurance agencies, trust companies and various sellers of investments and investment advice. Many of our non-bank competitors are not subject to the same degree of regulation that we are and have advantages over us in providing certain services. Additionally, many of our competitors are significantly larger than we are and have greater access to capital and other resources. Failure to compete effectively for deposit, loan and other financial services customers in our markets could cause us to lose market share, slow our growth rate and have an adverse effect on our financial condition and results of operations.
We may be required to raise capital in the future, but that capital may not be available or may not be on acceptable terms when it is needed.

We are required by federal regulatory authorities to maintain adequate capital levels to support operations. New regulations to implement Basel III and the Dodd-Frank Act require us to have more capital. While we believe we currently have sufficient capital, if we cannot raise additional capital when needed, we may not be able to meet these requirements. Also our ability to further expand our operations through organic growth, which includes growth within our current footprint and growth through market expansion may be adversely affected. Our ability to raise additional capital is dependent on capital market conditions at that time and on our financial performance and outlook.
Risks Related to Regulatory Compliance and Legal Matters
Legislation enacted in response to market and economic conditions may significantly affect our operations, financial condition and earnings.
The Dodd-Frank Act was enacted as a major reform in response to the financial crisis that began in the last decade. The Dodd-Frank Act increases regulation and oversight of the financial services industry, and imposes restrictions on the ability of institutions within the industry to conduct business consistent with historical practices, including aspects such as capital requirements, affiliate transactions, compensation, consumer protection regulations and mortgage regulation, among others. It is not clear what impact the Dodd-Frank Act and the numerous implementing regulations will ultimately have on the financial markets or on the U.S. banking and financial services industries and the broader U.S. and global economies. They may increase our costs of regulatory compliance and of doing business and otherwise affect our operations, and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.They also may significantly affect our business strategy, the markets in which we do business, the markets for and value of our investments and our ongoing operations, costs and profitability.
Our deposit insurance premiums may increase in the future, which could have a material adverse impact on our future earnings and financial condition.
The FDIC insures deposits at FDIC-insured depository institutions, including S&T Bank. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund, or DIF, at a specific level. The Dodd-Frank Act increased the minimum target DIF ratio from 1.15 percent of estimated insured deposits to 1.35 percent of estimated insured deposits. The FDIC must seek to achieve the 1.35 percent ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase.
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
Risks Related to Owning Our Stock
Our outstanding warrant may be dilutive to holders of our common stock.
The ownership interest of the existing holders of our common stock may be diluted to the extent our outstanding warrant is exercised. The warrant will remain outstanding until 2019. The shares of common stock underlying the warrant represent approximately 1.71 percent of the shares of our common stock outstanding as of January 31, 2015 (including the shares issuable upon exercise of the warrant in total shares outstanding). The warrant holder has the right to vote any of the shares of common stock it receives upon exercise of the warrant.
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

Item 2.  PROPERTIES
We own a building in Indiana, Pennsylvania, located at 800 Philadelphia Street, which serves as our headquarters and executive and administrative offices. Our Community Banking and Wealth Management segments are also located at our headquarters. In addition, we own a building in Indiana, Pennsylvania that serves as additional administrative offices. We lease two buildings in Indiana, Pennsylvania; one that houses both our data processing and technology center as well as one of our branches and one that houses our training center. Community Banking has 58 locations, including 56 branches located in twelve counties in Pennsylvania, of which 40 are owned and 16 are leased, including the aforementioned building that shares space with our data center. The other two Community Banking locations include two leased loan production offices in Ohio. We lease an office to our Insurance segment in Cambria County, Pennsylvania. The Insurance segment leases one additional office, and has staff located within the Community Banking offices in Indiana, Jefferson, Washington and Westmoreland counties. Wealth Management leases two offices, one in Allegheny County, Pennsylvania and one in Westmoreland County, Pennsylvania. Wealth Management also has several staff located within the Community Banking offices to provide their services to our retail customers. Our operating leases and the one capital lease for Community Banking, Wealth Management and Insurance expire at various dates through the year 2054 and generally include options to renew. For additional information regarding the lease commitments, refer to Part II, Item 8, Note 9 Premises and Equipment in the Notes to Consolidated Financial Statements.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Prices and Dividend Information
Our common stock is listed on the NASDAQ Global Select Market System or NASDAQ, under the symbol STBA. The range of sale prices for the years 2014 and 2013 is detailed in the table below and is based upon information obtained from NASDAQ. As of the close of business on January 31, 2015, we had 3,041 shareholders of record. Dividends paid by S&T are primarily provided from S&T Bank’s dividends to S&T. The payment of dividends by S&T Bank to S&T is subject to the restrictions described in Part II, Item 8, Note 5 Dividend and Loan Restrictions of this Report. The cash dividends declared per share are shown below.

	Price Range of Common Stock		Cash Dividends Declared
2014	Low	High
Fourth quarter	$23.07	$29.28	$0.18
Third quarter	23.26	25.86	0.17
Second quarter	22.21	25.20	0.17
First quarter	21.17	25.43	0.16
2013
Fourth quarter	$23.18	$26.41	$0.16
Third quarter	19.74	24.98	0.15
Second quarter	17.14	19.98	0.15
First quarter	17.24	18.98	0.15
Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information Update in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Five-Year Cumulative Total Return
The following chart compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index(1) and NASDAQ Bank Index(2) assuming a $100 investment in each on December 31, 2009.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES -- continued

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
S&T Bancorp, Inc.	100.00	136.75	121.99	116.45	167.83	203.26
NASDAQ Composite	100.00	118.14	117.20	137.98	193.39	222.02
NASDAQ Bank	100.00	117.98	102.18	121.26	171.81	180.25

(1)	The NASDAQ Composite Index measures all NASDAQ domestic and international based common type stocks listed on the Nasdaq Stock Market.

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
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Total assets	$4,964,686	$4,533,190	$4,526,702	$4,119,994	$4,114,339
Securities available-for-sale, at fair value	640,273	509,425	452,266	356,371	286,887
Loans held for sale	2,970	2,136	22,499	2,850	8,337
Portfolio loans, net of unearned income	3,868,746	3,566,199	3,346,622	3,129,759	3,355,590
Goodwill	175,820	175,820	175,733	165,273	165,273
Total deposits	3,908,842	3,672,308	3,638,428	3,335,859	3,317,524
Securities sold under repurchase agreements	30,605	33,847	62,582	30,370	40,653
Short-term borrowings	290,000	140,000	75,000	75,000	—
Long-term borrowings	19,442	21,810	34,101	31,874	29,365
Junior subordinated debt securities	45,619	45,619	90,619	90,619	90,619
Preferred stock, series A	—	—	—	—	106,137
Total shareholders’ equity	$608,389	$571,306	$537,422	$490,526	$578,665

Item 6.  SELECTED FINANCIAL DATA -- continued

CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Interest income	$160,523	$153,756	$156,251	$165,079	$180,419
Interest expense	12,481	14,563	21,024	27,733	34,573
Provision for loan losses	1,715	8,311	22,815	15,609	29,511
Net Interest Income After Provision for Loan Losses	146,327	130,882	112,412	121,737	116,335
Noninterest income	46,338	51,527	51,912	44,057	47,210
Noninterest expense	117,240	117,392	122,863	103,908	105,633
Net Income Before Taxes	75,425	65,017	41,461	61,886	57,912
Provision for income taxes	17,515	14,478	7,261	14,622	14,432
Net Income	$57,910	$50,539	$34,200	$47,264	$43,480
Preferred stock dividends and discount amortization	—	—	—	7,611	6,201
Net Income Available to Common Shareholders	$57,910	$50,539	$34,200	$39,653	$37,279

Item 6.  SELECTED FINANCIAL DATA -- continued

SELECTED PER SHARE DATA AND RATIOS
Refer to page 65 Explanation of Use of Non-GAAP Financial Measures for a discussion of common return on average tangible assets, common return on average tangible common equity and the ratio of tangible common equity to tangible assets as non-GAAP financial measures.

	December 31,
	2014	2013	2012	2011	2010
Per Share Data
Earnings per common share—basic	$1.95	$1.70	$1.18	$1.41	$1.34
Earnings per common share—diluted	1.95	1.70	1.18	1.41	1.34
Dividends declared per common share	0.68	0.61	0.60	0.60	0.60
Dividend payout ratio	34.89%	35.89%	50.75%	42.44%	44.75%
Common book value	$20.42	$19.21	$18.08	$17.44	$16.91
Profitability Ratios
Common return on average assets	1.22%	1.12%	0.79%	0.97%	0.90%
Common return on average tangible assets (non-GAAP)	1.28%	1.19%	0.85%	1.04%	0.98%
Common return on average equity	9.71%	9.21%	6.62%	6.78%	6.58%
Common return on average tangible common equity (non-GAAP)	14.02%	13.94%	10.35%	12.89%	13.28%
Capital Ratios
Common equity/assets	12.25%	12.60%	11.87%	11.91%	11.48%
Tangible common equity / tangible assets (non-GAAP)	9.00%	9.03%	8.24%	8.14%	7.67%
Tier 1 leverage ratio	9.80%	9.75%	9.31%	9.17%	11.07%
Risk-based capital—tier 1	12.34%	12.37%	11.98%	11.63%	13.28%
Risk-based capital—total	14.27%	14.36%	15.39%	15.20%	16.68%
Asset Quality Ratios
Nonaccrual loans/loans	0.32%	0.63%	1.63%	1.79%	1.90%
Nonperforming assets/loans plus OREO	0.33%	0.64%	1.66%	1.92%	2.07%
Allowance for loan losses/loans	1.24%	1.30%	1.38%	1.56%	1.53%
Allowance for loan losses/nonperforming loans	385%	206%	85%	87%	80%
Net loan charge-offs/average loans	0.00%	0.25%	0.78%	0.56%	1.11%

Item 6.  SELECTED FINANCIAL DATA -- continued

RECONCILIATIONS OF GAAP TO NON-GAAP RATIOS

	December 31
(dollars in thousands)	2014	2013	2012	2011	2010
Common return on average tangible assets (non-GAAP)
Net income	$57,910	$50,539	$34,200	$39,653	$37,279
Plus: amortization of intangibles net of tax	734	1,034	1,111	1,129	1,265
Net income before amortization of intangibles	58,644	51,573	35,311	40,782	38,544
Total average assets (GAAP Basis)	4,762,363	4,505,792	4,312,538	4,072,608	4,123,455
Less: average goodwill and average other intangible assets, net of deferred tax liability	(177,881)	(178,757)	(175,501)	(169,541)	(170,716)
Tangible average assets (non-GAAP)	$4,584,482	$4,327,035	$4,137,037	$3,903,067	$3,952,739
Common return on average tangible assets (non-GAAP)	1.28%	1.19%	0.85%	1.04%	0.98%
Common return on average tangible common equity (non-GAAP)
Net income	$57,910	$50,539	$34,200	$39,653	$37,279
Plus: amortization of intangibles net of tax	734	1,034	1,111	1,129	1,265
Net income before amortization of intangibles	58,644	51,573	35,311	40,782	38,544
Total average shareholders’ equity (GAAP Basis)	596,155	548,771	516,812	585,186	566,670
Less: average goodwill, average other intangible assets and average preferred equity, net of deferred tax liability	(177,881)	(178,757)	(175,501)	(268,755)	(276,470)
Tangible average common equity (non-GAAP)	$418,274	$370,014	$341,311	$316,431	$290,200
Common return on average tangible common equity (non-GAAP)	14.02%	13.94%	10.35%	12.89%	13.28%
Tangible common equity/tangible assets (non-GAAP)
Total shareholders' equity (GAAP basis)	$608,389	$571,306	$537,422	$490,526	$578,665
Less: goodwill and other intangible assets and preferred equity, net of deferred tax liability	(177,530)	(178,264)	(179,211)	(168,996)	(276,262)
Tangible common equity (non-GAAP)	430,859	393,042	358,211	321,530	302,403
Total assets (GAAP basis)	4,964,686	4,533,190	4,526,702	4,119,994	4,114,339
Less: goodwill and other intangible assets and preferred equity, net of deferred tax liability	(177,530)	(178,264)	(179,211)	(168,996)	(170,126)
Tangible assets (non-GAAP)	$4,787,156	$4,354,926	$4,347,491	$3,950,998	$3,944,213
Tangible common equity/tangible assets (non-GAAP)	9.00%	9.03%	8.24%	8.14%	7.67%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section reviews our financial condition for each of the past two years and results of operations for each of the past three years. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. Some tables may include additional time periods to illustrate trends within our Consolidated Financial Statements. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported.
Our most significant accounting policies are presented in Part II, Item 8, Note 1 Summary of Significant Accounting Policies in this Report. These policies, along with the disclosures presented in the Notes to Consolidated Financial Statements, provide information on how significant assets and liabilities are valued in the Consolidated Financial Statements and how those values are determined.
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. We currently view the determination of the allowance for loan losses, or ALL, income taxes, securities valuation and goodwill and other intangible assets to be critical accounting policies. During 2014, we did not significantly change the manner in which we applied our critical accounting policies or developed related assumptions or estimates. We have reviewed these related critical accounting estimates and related disclosures with the Audit Committee.
Allowance for Loan Losses
Our loan portfolio is our largest category of assets on our Consolidated Balance Sheets. We have designed a systematic ALL methodology which is used to determine our provision for loan losses and ALL on a quarterly basis. The ALL represents management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date and is presented as a reserve against loans in the Consolidated Balance Sheets. The ALL is increased by a provision charged to expense and reduced by charge-offs, net of recoveries. Determination of an adequate ALL is inherently subjective and may be subject to significant changes from period to period.
The methodology for determining the ALL has two main components: evaluation and impairment tests of individual loans and evaluation and impairment tests of certain groups of homogeneous loans with similar risk characteristics.
We individually evaluate all substandard and nonaccrual commercial loans greater than $0.5 million for impairment. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For all troubled debt restructurings, or TDRs, regardless of size, as well as all other impaired loans, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate. Specific reserves are established based upon the following three impairment methods: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate, 2) the loan’s observable market price or 3) the estimated fair value of the collateral if the loan is collateral dependent. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans, including estimating the amount and timing of future cash flows, the current estimated fair value of the loan and collateral values. Our impairment evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. We obtain appraisals annually on impaired loans greater than $0.5 million.
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
In conjunction with our annual review of the ALL assumptions, we have updated our study of LEPs for our commercial portfolio segments using our loan charge-off history. Our study showed that the LEP for our Commercial Construction portfolio has lengthened and that our current estimated LEPs for the commercial real estate, or CRE, and commercial and industrial, or C&I, portfolio segments did not materially change. We estimate the LEP to be 3.5 years for CRE and commercial construction and 2.5 years for C&I. This is an increase from the prior LEPs of 1.5 years for commercial construction. We believe that the LEPs for the consumer portfolio segments have also lengthened as they are influenced by the same improvement in economic conditions that has impacted the commercial portfolio segments over the past two years. We therefore also lengthened the LEP assumption for the consumer portfolio to two years. This is an increase from prior LEPs of one and a half years for the consumer portfolio segment.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Another key assumption is the look-back period, or LBP, which represents the historical data period utilized to calculate loss rates. We lengthened the LBP for C&I, commercial construction and the consumer loan portfolio segments in order to capture relevant historical data believed to be reflective of losses inherent in the portfolios. We use a five and one quarter years LBP for our commercial portfolio segments and a three and one quarter years LBP for our consumer portfolio segments.
After consideration of the historic loss calculations, management applies additional qualitative adjustments so that the ALL is reflective of the inherent losses that exist in the loan portfolio at the balance sheet date. Qualitative adjustments are made based upon changes in economic conditions, loan portfolio and asset quality data and credit process changes, such as credit policies or underwriting standards. The evaluation of the various components of the ALL requires considerable judgment in order to estimate inherent loss exposures.
The changes made to the ALL assumptions were applied prospectively and did not result in a material change to the total ALL. Lengthening the LEP does increase the historical loss rates and therefore the quantitative component of the ALL. We believe this makes the quantitative component of the ALL more reflective of inherent losses that exist within the loan portfolio, which resulted in a decrease in the qualitative component of the ALL. The ALL at December 31, 2014 reflects these changes within the C&I, commercial construction and consumer portfolio segments.
At December 31, 2014, approximately 83 percent of the ALL related to the commercial loan portfolio. Commercial loans represent 75 percent of total portfolio loans. Commercial loans have been more impacted by the economic slowdown in our markets. The ability of customers to repay commercial loans is more dependent upon the success of their businesses, continuing income and general economic conditions. The risk of loss is higher on such loans compared to consumer loans, which have incurred lower losses in our market.
Our ALL Committee meets quarterly to verify the overall adequacy of the ALL. Additionally, on an annual basis, the ALL Committee meets to validate our ALL model. This validation includes reviewing the pools of loans to ensure the segmentation results in relevant homogeneous pools of loans. The ALL Committee reviews the LEP and LBP used to calculate the loss rates. Further, the ALL Committee reviews the qualitative factors to ensure that both the categories and the range of qualitative adjustments remain appropriate. As a result of this ongoing monitoring process, we may make changes to our ALL methodology to be responsive to the economic environment.
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

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
We have three reporting units: Community Banking, Insurance and Wealth Management. The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if it is determined that a triggering event has occurred. We first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment considers such factors as macroeconomic conditions, market conditions specifically related to the banking industry, our overall financial performance and various other factors. If we determine that it is more likely than not that the fair value is less than the carrying amount, we proceed to test for impairment. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess. We completed the annual goodwill impairment assessment as required in 2014, 2013 and 2012; the results indicated that the fair value of each reporting unit exceeded the carrying value.
Based upon our qualitative assessment performed for our annual impairment analysis, we concluded that it is more likely than not that the fair value of the reporting units exceeds the carrying value. Both the national economy and the local economies in our markets have stabilized. General economic activity and key indicators such as housing and unemployment continue to show improvement. While still challenging, the banking environment continues to improve with fewer bank failures, better asset quality, improved earnings and generally better stock prices. Activity in mergers and acquisitions demonstrated that there is premium value of banking franchises and a number of banks of our size have been able to access the capital markets over the past year. Our stock price has increased, and our stock has traded above book value throughout 2014. Additionally, our overall performance has improved, and we have not identified any other facts or circumstances that would cause us to conclude that it is more likely than not that the fair value of each of the reporting units would be less than the carrying value of the reporting unit.
We determine the amount of identifiable intangible assets based upon independent core deposit and insurance contract valuations at the time of acquisition. Intangible assets with finite useful lives, consisting primarily of core deposit and customer

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

list intangibles, are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 16 years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No such events or changes in circumstances occurred during the years ended December 31, 2014, 2013 and 2012.
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
Executive Overview
We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $5.0 billion at December 31, 2014. We provide a full range of financial services through offices in 12 Pennsylvania counties with retail and commercial banking products, cash management services, trust and brokerage services and insurance. We also have two loan production offices, or LPOs, in northeast and central Ohio. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
Our mission is to become the financial services provider of choice within the markets that we serve. We strive to do this by delivering exceptional service and value, one customer at a time. Our strategic plan focuses on organic growth, which includes growth within our current footprint and growth through market expansion. We also actively evaluate acquisition opportunities that, if successful, can be another source of growth. Our strategic plan includes a collaborative model that combines expertise from all of our business segments and focuses on satisfying each customer’s individual financial objectives.
During 2014, we successfully executed on our organic growth strategy through growth in our current footprint and by expanding into new markets. We opened an LPO in central Ohio on March 24, 2014. On June 18, 2014, we opened a new branch with a team of experienced banking professionals in State College, Pennsylvania. most recently, on January 14, 2015, we announced our planned expansion into western New York. During 2014, we grew our business organically with portfolio loans increasing $302.5 million, or 8.5 percent, compared to December 31, 2013. Our expansion into Ohio, with the establishment of two LPOs, has been very successful and contributed approximately $146.0 million, or
48 percent, of our total loan growth in 2014. Further driving loan growth was the expansion of our sales team with the addition of commercial lenders in various markets throughout 2014.
On October 29, 2014, we entered into a definitive agreement to acquire Integrity Bancshares, Inc., or Integrity, based in Camp Hill, Pennsylvania. Integrity had approximately $844.0 million in assets at December 31, 2014 and maintains eight branches across four counties. The acquisition will expand our footprint into south-central Pennsylvania. The transaction was valued at approximately $155.0 million and is expected to close in the first quarter of 2015 after satisfaction of customary closing conditions. As soon as practicable following the merger, Integrity Bank, a Pennsylvania state-chartered bank subsidiary of Integrity, will be merged with and into S&T Bank with S&T Bank continuing as the surviving bank. The bank merger is expected to close in the second quarter of 2015. However, for a period of at least three years following the merger, S&T Bank intends to operate bank branches in the markets currently served by Integrity Bank using the name "Integrity Bank - A Division of S&T Bank".
Net income for 2014 increased $7.4 million, or 14.6 percent, to $57.9 million, or $1.95 per diluted share, compared to $50.5 million, or $1.70 per diluted share for 2013. Return on average assets increased 10 basis points to 1.22 percent compared to 1.12 percent for 2013 and return on average equity increased 50 basis points to 9.71 percent compared to 9.21 percent for 2013. The improvement in earnings was primarily due to an increase in net interest income of $8.8 million, or 6.4 percent, and a decrease in the provision for loan losses of $6.6 million, or 79 percent. The increase in net interest income was primarily due to strong average loan growth of $259.3 million during 2014 and lower funding costs. Net interest margin, on a FTE basis, was unchanged at 3.50 percent for both 2014 and 2013. The provision for loan losses decreased due to a significant improvement in asset quality with only $0.1 million in net charge-offs in 2014. Despite significant growth in 2014, expenses remained well controlled with a decrease of $0.2 million. Our success in 2014 was a result of our ability to execute on our key strategic initiatives of loan growth, improving asset quality and expense control.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Asset quality continued to improve throughout 2014 resulting in a $6.6 million, or 79 percent, decline in the provision for loan losses from the prior year. Net charge-offs decreased $8.5 million to only $0.1 million from the prior year. Total nonperforming loans were $12.5 million, or 0.32 percent of total loans, at December 31, 2014, which represents a 45 percent decrease from $22.5 million, or 0.63 percent of total loans at December 31, 2013. Special mention and substandard loans also decreased $49.1 million, or 26 percent, to $138.6 million from $187.7 million at December 31, 2013. This significant improvement in asset quality was due to the continued improvement of the economic conditions in our markets and a strategic focus on actively managing and bringing to resolution our problem loans.
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

Results of Operations
Year Ended December 31, 2014
Earnings Summary
Net income available to common shareholders increased $7.4 million, or 14.6 percent, to $57.9 million or $1.95 per share in 2014 compared to $50.5 million or $1.70 per share in 2013. The increase in net income was primarily due to an increase in net interest income of $8.8 million, or 6.4 percent and a $6.6 million, or 79 percent, decrease in the provision for loan losses.
Net interest income increased $8.8 million, or 6.4 percent, to $148.0 million compared to $139.2 million in 2013. The increase in net interest income is mainly due to interest earning asset growth and lower funding costs. Total average interest earning assets increased $275.5 million, or 6.7 percent, compared to 2013. The increase was driven by higher average loans, which is due to our successful efforts in growing our loan portfolio organically over the past year. Net interest margin, on a FTE basis, was unchanged at 3.50 percent for both 2014 and 2013.
The provision for loan losses decreased $6.6 million, or 79 percent, to $1.7 million during 2014 compared to $8.3 million in 2013. The lower provision for loan losses was due to improving economic conditions in our markets which have positively impacted our asset quality metrics in all categories, including decreases in loan charge-offs, nonaccrual loans, special mention and substandard loans and the delinquency status of our loan portfolio. Net loan charge-offs were only $0.1 million for 2014 compared to $8.5 million in 2013.
Total noninterest income decreased $5.2 million, or 10.1 percent, to $46.3 million for 2014 compared to $51.5 million for 2013. The decrease in noninterest income was primarily related to a $3.1 million gain on the sale of our merchant card servicing business that occurred in 2013. Mortgage banking income decreased $1.2 million, or 57 percent, due to higher interest rates in 2014 compared to 2013, resulting in a decrease in the volume of loans being originated and sold. Interest rate swap fees with our commercial customers decreased $0.6 million, or 57 percent, due to a decline in customer demand for this product. These decreases were partially offset by an increase in our wealth management fees of $0.6 million, or 6 percent, due to new business development efforts and certain fee increases.
Total noninterest expense decreased $0.2 million to $117.2 million for 2014 compared to $117.4 million for 2013. Despite significant growth in 2014, expenses were well controlled. Notable declines were a decrease of $2.1 million for pension expense resulting from a change in actuarial assumptions used to calculate our pension liability and a $0.8 million decrease in other taxes due to legislative changes that resulted in a reduction in Pennsylvania shares tax. These decreases were offset by relatively small increases in various expense items in numerous categories.
The provision for income taxes increased $3.0 million to $17.5 million compared to $14.5 million in 2013. The increase is primarily due to a $10.4 million increase in pretax income.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Net Interest Income
Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 76 percent of operating revenue (net interest income plus noninterest income, excluding security gains/losses and non-recurring income and expenses) in 2014 and 74 percent of operating revenue in 2013. Refer to page 52 Explanation of Use of Non-GAAP Financial Measures for a discussion of operating revenue as a non-GAAP financial measure. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our Asset and Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin on interest-earning assets.
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
The following table reconciles interest income and interest rates per the Consolidated Statements of Net Income to net interest income and rates adjusted to a FTE basis for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Total interest income	$160,523	$153,756	$156,251
Total interest expense	12,481	14,563	21,024
Net interest income per consolidated statements of net income	148,042	139,193	135,227
Adjustment to FTE basis	5,461	4,850	4,471
Net Interest Income (FTE) (non-GAAP)	$153,503	$144,043	$139,698
Net interest margin	3.38%	3.39%	3.45%
Adjustment to FTE basis	0.12	0.11	0.12
Net Interest Margin (FTE) (non-GAAP)	3.50%	3.50%	3.57%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

	2014			2013			2012
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans(1)(2)	$3,707,808	$150,531	4.06%	$3,448,529	$145,366	4.22%	$3,213,018	$147,819	4.59%
Interest-bearing deposits with banks	92,972	234	0.25%	167,952	444	0.26%	289,947	718	0.25%
Taxable investment securities(3)	443,186	8,803	1.99%	371,099	7,458	2.01%	291,483	7,346	2.52%
Tax-exempt investment securities(2)	128,750	5,933	4.61%	110,009	5,231	4.76%	95,382	4,802	5.03%
Federal Home Loan Bank and other restricted stock	14,083	483	3.43%	13,692	107	0.78%	17,945	37	0.21%
Total Interest-earning Assets	4,386,799	165,984	3.78%	4,111,281	158,606	3.86%	3,907,775	160,722	4.10%
Noninterest-earning assets:
Cash and due from banks	50,255			51,534			53,517
Premises and equipment, net	36,115			37,087			38,460
Other assets	337,205			353,857			361,982
Less allowance for loan losses	(48,011)			(47,967)			(49,196)
Total Assets	$4,762,363			$4,505,792			$4,312,538
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand	$321,907	$70	0.02%	$309,748	$75	0.02%	$306,994	$146	0.05%
Money market	321,294	507	0.16%	319,831	446	0.14%	308,719	528	0.17%
Savings	1,033,482	1,607	0.16%	1,001,209	1,735	0.17%	902,889	2,356	0.26%
Certificates of deposit	905,346	7,165	0.79%	973,339	8,918	0.92%	1,078,945	13,715	1.27%
Brokered deposits	226,169	780	0.34%	81,112	232	0.29%	25,317	51	0.20%
Total Interest-bearing deposits	2,808,198	10,129	0.36%	2,685,239	11,406	0.42%	2,622,864	16,796	0.64%
Securities sold under repurchase agreements	28,372	2	0.01%	54,057	62	0.12%	47,388	82	0.17%
Short-term borrowings	164,811	511	0.31%	101,973	279	0.27%	50,212	123	0.24%
Long-term borrowings	20,571	617	3.00%	24,312	746	3.07%	33,841	1,107	3.26%
Junior subordinated debt securities	45,619	1,222	2.68%	65,989	2,070	3.14%	90,619	2,916	3.21%
Total Interest-bearing Liabilities	3,067,571	12,481	0.41%	2,931,570	14,563	0.50%	2,844,924	21,024	0.74%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,046,606			955,475			877,056
Other liabilities	52,031			69,976			73,746
Shareholders’ equity	596,155			548,771			516,812
Total Liabilities and Shareholders’ Equity	$4,762,363			$4,505,792			$4,312,538
Net Interest Income(2)(3)		$153,503			$144,043			$139,698
Net Interest Margin(2)(3)			3.50%			3.50%			3.57%

(1)	Nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent.

(3)	Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

The following table details a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the years presented:

(dollars in thousands)	2014 Compared to 2013 Increase (Decrease) Due to			2013 Compared to 2012 Increase (Decrease) Due to
	Volume(4)	Rate(4)	Net	Volume(4)	Rate(4)	Net
Interest earned on:
Loans(1)(2)	$10,929	$(5,764)	$5,165	$10,835	$(13,288)	$(2,453)
Interest-bearing deposits with bank	(198)	(12)	(210)	(302)	28	(274)
Taxable investment securities(3)	1,449	(104)	1,345	2,007	(1,895)	112
Tax-exempt investment securities(2)	891	(189)	702	735	(306)	429
Federal Home Loan Bank and other restricted stock	3	374	377	(8)	78	70
Total Interest-earning Assets	13,074	(5,695)	7,379	13,267	(15,383)	(2,116)
Interest paid on:
Interest-bearing demand	$3	$(8)	$(5)	$1	$(72)	$(71)
Money market	2	59	61	19	(101)	(82)
Savings	56	(184)	(128)	257	(878)	(621)
Certificates of deposit	(623)	(1,130)	(1,753)	(1,343)	(3,454)	(4,797)
Brokered deposits	415	133	548	112	69	181
Securities sold under repurchase agreements	(30)	(29)	(59)	12	(32)	(20)
Short-term borrowings	172	60	232	126	30	156
Long-term borrowings	(115)	(14)	(129)	(311)	(50)	(361)
Junior subordinated debt securities	(639)	(209)	(848)	(792)	(54)	(846)
Total Interest-bearing Liabilities	(759)	(1,322)	(2,081)	(1,919)	(4,542)	(6,461)
Net Change in Net Interest Income	$13,833	$(4,373)	$9,460	$15,186	$(10,841)	$4,345

(1)	Nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent.

(3)	Taxable investment income is adjusted for the dividend-received deduction for equity securities.

(4)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Net interest income on a FTE basis increased $9.5 million, or 6.6 percent, to $153.5 million compared to $144.0 million in 2013. Net interest margin on a FTE basis remained unchanged at 3.50 percent compared to 2013. The increase in interest income of $7.4 million, or 4.7 percent, was mainly driven by the $275.5 million increase in interest-earning assets compared to 2013. The interest-earning asset balance increase is mainly attributable to loan growth. Average loan balances increased by $259.3 million compared to 2013 as a result of organic growth, primarily in our commercial loan portfolio. Due to the continued low interest rate environment the rate earned on loans decreased 16 basis points compared to 2013. Average interest-bearing deposits with banks, which is primarily cash at the Federal Reserve, decreased $75.0 million compared to 2013. Average investment securities, including Federal Home Loan Bank, or FHLB, and other restricted stock, increased $91.2 million compared to 2013. Deployment of excess cash at the Federal Reserve to higher yielding investment securities and an increase in the FHLB dividend rate had a positive impact on the interest-earning asset rate. Overall, the FTE rate on total interest-earning assets decreased 8 basis points to 3.78 percent compared to 2013.
Interest expense decreased $2.1 million to $12.5 million for 2014 as compared to $14.6 million for 2013. The decrease in interest expense is mainly due to a shift in the mix of our interest-bearing liabilities from higher rate certificates of deposits, or CDs, to lower cost deposits and borrowings. Total interest-bearing deposits increased $123.0 million in 2014 compared to 2013. Higher interest-bearing deposits are due to an increase of $145.1 million in brokered deposits and an increase of $45.9 million in interest-bearing demand, money market and savings balances offset by a decrease in CDs of $68.0 million compared to 2013. The cost of total interest-bearing deposits decreased 6 basis points to 0.36 percent for 2014 compared to 0.42 percent for 2013. The decrease in the cost of interest-bearing deposits was mainly due to the maturity of higher rate CDs being replaced by lower rate deposits. In addition to a shift in the mix of our interest-bearing liabilities, interest expense for 2014 also decreased due to the redemption of $45.0 million of subordinated debt during the second quarter of 2013. Interest expense on average borrowings declined by $0.8 million in 2014 compared to 2013. Overall, the cost of interest-bearing liabilities decreased 9 basis points to 0.41 percent in 2014 as compared to 0.50 percent in 2013.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Provision for Loan Losses
The provision for loan losses is the amount to be added to the ALL after adjusting for charge-offs and recoveries to bring the ALL to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for loan losses decreased $6.6 million, or 79 percent, to $1.7 million for 2014 compared to $8.3 million for 2013. The decrease is due to continued improvement in the economic conditions in our markets which resulted in a significant improvement in our asset quality. Net charge-offs were only $0.1 million, or zero percent of average loans in 2014, compared to $8.5 million, or
0.25 percent of average loans in 2013. Total nonperforming loans were $12.5 million, or 0.32 percent of total loans at December 31, 2014, which represents a 45 percent decrease from $22.5 million, or 0.63 percent of total loans at
December 31, 2013. Special mention and substandard commercial loans also decreased $50.8 million, or 31 percent, to
$112.2 million from $163.0 million at December 31, 2013. Refer to the Allowance for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, for further details.
Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2014	2013	$ Change	% Change
Securities gains, net	$41	$5	$36	NM
Wealth management fees	11,343	10,696	647	6.0%
Debit and credit card fees	10,781	10,931	(150)	(1.4)%
Service charges on deposit accounts	10,559	10,488	71	0.7%
Insurance fees	5,955	6,248	(293)	(4.7)%
Gain on sale of merchant card servicing business	—	3,093	(3,093)	—%
Mortgage banking	917	2,123	(1,206)	(56.8)%
Other Income:
BOLI income	1,773	1,856	(83)	(4.5)%
Letter of credit origination fees	1,017	1,098	(81)	(7.4)%
Interest rate swap fees	440	1,012	(572)	(56.5)%
Other	3,512	3,977	(465)	(11.7)%
Total Other Noninterest Income	6,742	7,943	(1,201)	(15.1)%
Total Noninterest Income	$46,338	$51,527	$(5,189)	(10.1)%
NM- percentage not meaningful
Noninterest income decreased $5.2 million, or 10.1 percent, in 2014 compared to 2013. The decrease primarily related to the sale of our merchant card servicing business in 2013 combined with decreases in mortgage banking and other noninterest income. These decreases were partially offset by an increase in wealth management fees.
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
Mortgage banking income decreased $1.2 million in 2014 compared to 2013 due to an increase in mortgage rates that occurred in the second quarter of 2013, resulting in a decrease in the volume of loans originated for sale in the secondary market, less favorable pricing on loan sales and also impacted the valuation of our mortgage servicing rights, or MSRs, asset. During the year ended December 31, 2014, we sold 33 percent fewer mortgages with $42.0 million in loan sales compared to $62.9 million during 2013. We maintain the servicing rights when selling our loans and experienced a minor impairment on our MSR asset in 2014 compared to an impairment recapture of $0.8 million in 2013.
Interest rate swap fees from our commercial customers decreased $0.6 million compared to the prior year due to a decline in customer demand for this product. The decrease in other noninterest income of $0.5 million for year ended December 31, 2014 was primarily attributable to a change in the valuation of our rabbi trust related to a deferred compensation plan, which has a corresponding offset in salaries and benefit expense resulting in no impact to net income. Wealth management fees increased $0.6 million due to higher assets under management, new business development efforts and fee increases.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2014	2013	$ Change	% Change
Salaries and employee benefits	$60,442	$60,847	$(405)	(0.7)%
Data processing	8,737	8,263	474	5.7%
Net occupancy	8,211	8,018	193	2.4%
Furniture and equipment	5,317	4,883	434	8.9%
Professional services and legal	3,717	4,184	(467)	(11.2)%
Marketing	3,316	2,929	387	13.2%
Other taxes	2,905	3,743	(838)	(22.4)%
FDIC insurance	2,436	2,772	(336)	(12.1)%
Merger related expense	689	838	(149)	(17.8)%
Other expenses:
Joint venture amortization	4,054	4,095	(41)	(1.0)%
Loan related expenses	2,579	2,432	147	6.0%
Telecommunications	2,220	1,691	529	31.3%
Supplies	1,161	1,130	31	2.7%
Amortization of intangibles	1,129	1,591	(462)	(29.0)%
Postage	1,058	970	88	9.1%
Other	9,269	9,006	263	2.9%
Total Other Noninterest Expense	21,470	20,915	555	2.7%
Total Noninterest Expense	$117,240	$117,392	$(152)	(0.1)%
Noninterest expense remained relatively unchanged during 2014. Increases in data processing, furniture and equipment, marketing and telecommunication expenses were offset by decreases in salaries and employee benefits, professional services and legal, other taxes, amortization of intangibles and Federal Deposit Insurance Corporation, or FDIC, insurance.
The increase of $0.5 million in data processing expense in 2014 primarily related to the implementation of a new teller platform and software that significantly strengthens the authentication of our customers that use our online banking product. The increase of $0.4 million in furniture and equipment is due to purchases of furniture and equipment for our newly opened locations, including our LPO in central Ohio, our branch in State College, Pennsylvania and our new training and operations center. The increase in marketing expense of $0.4 million is due to additional marketing promotions and the transition to a new marketing agency during 2014. Telecommunication expense increased $0.5 million due to a network upgrade.
Salaries and employee benefits decreased $0.4 million during 2014 primarily due to a $2.1 million reduction in pension expense resulting from a change in actuarial assumptions used to calculate our pension liability, offset by an increase of $1.8 million in incentive expense due to our strong performance in 2014. Professional services and legal expense decreased $0.5 million primarily due to additional external accounting and consulting charges that were incurred in 2013. Other taxes decreased $0.8 million during 2014 due to legislative changes that resulted in a reduction in Pennsylvania shares tax expense. FDIC insurance charges are based in part on our financial ratios which have improved, resulting in a decrease in our assessment of $0.3 million. Amortization of intangibles related to former acquisitions decreased $0.5 million during 2014 due to the core deposit intangible, or CDI, for one of those acquisitions being fully amortized at the end of 2013.
Our efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income, on a FTE basis, excluding security gains/losses, was 59 percent for 2014 and 60 percent for 2013. Refer to page 57 Explanation of Use of Non-GAAP Financial Measures for a discussion of this non-GAAP financial measure.
Federal Income Taxes
We recorded a federal income tax provision of $17.5 million in 2014 compared to $14.5 million in 2013. The effective tax rate, which is the provision for income taxes as a percentage of pretax income was 23.2 percent in 2014 compared to 22.3 percent in 2013. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on bank owned life insurance, or BOLI, and tax benefits associated with Low Income Housing Tax Credits, or LIHTC. The increase to our effective tax rate was primarily due to an increase of $10.4 million in pre-tax income which diluted the permanent benefits listed above.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

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
The $23.6 million increase in pretax income resulted in an increase of $7.2 million in the provision for income taxes of $14.5 million in 2013 compared to $7.3 million in 2012.
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

	2013			2012			2011
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans(1)(2)	$3,448,529	$145,366	4.22%	$3,213,018	$147,819	4.59%	$3,216,856	$156,845	4.88%
Interest-bearing deposits with banks	167,952	444	0.26%	289,947	718	0.25%	123,714	302	0.24%
Taxable investment securities(3)	371,099	7,458	2.01%	291,483	7,346	2.52%	270,805	8,471	3.13%
Tax-exempt investment securities(2)	110,009	5,231	4.76%	95,382	4,802	5.03%	64,357	3,611	5.61%
Federal Home Loan Bank and other restricted stock	13,692	107	0.78%	17,945	37	0.21%	20,856	4	0.02%
Total Interest-earning Assets	4,111,281	158,606	3.86%	3,907,775	160,722	4.10%	3,696,588	169,233	4.58%
Noninterest-earning assets:
Cash and due from banks	51,534			53,517			50,458
Premises and equipment, net	37,087			38,460			38,425
Other assets	353,857			361,982			344,378
Less allowance for loan losses	(47,967)			(49,196)			(57,241)
Total Assets	4,505,792			4,312,538			4,072,608
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand	309,748	75	0.02%	306,994	146	0.05%	286,588	363	0.13%
Money market	319,831	446	0.14%	308,719	528	0.17%	249,497	376	0.15%
Savings	1,001,209	1,735	0.17%	902,889	2,356	0.26%	761,274	1,267	0.17%
Certificates of deposit	1,054,451	9,150	0.87%	1,104,262	13,766	1.24%	1,181,823	20,946	1.77%
Total Interest-bearing deposits	2,685,239	11,406	0.42%	2,622,864	16,796	0.64%	2,479,182	22,952	0.93%
Securities sold under repurchase agreements	54,057	62	0.12%	47,388	82	0.17%	41,584	53	0.13%
Short-term borrowings	101,973	279	0.27%	50,212	123	0.24%	551	2	0.32%
Long-term borrowings	24,312	746	3.07%	33,841	1,107	3.26%	31,651	1,091	3.45%
Junior subordinated debt securities	65,989	2,070	3.14%	90,619	2,916	3.21%	90,619	3,635	4.01%
Total Interest-bearing Liabilities	2,931,570	14,563	0.50%	2,844,924	21,024	0.74%	2,643,587	27,733	1.05%
Noninterest-bearing liabilities:
Noninterest-bearing demand	955,475			877,056			792,911
Other liabilities	69,976			73,746			50,924
Shareholders’ equity	548,771			516,812			585,186
Total Liabilities and Shareholders’ Equity	$4,505,792			$4,312,538			$4,072,608
Net Interest Income(2)(3)		$144,043			$139,698			$141,500
Net Interest Margin(2)(3)			3.50%			3.57%			3.83%

(1)	Nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent.

(3)	Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

The following table details a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the years presented:

(dollars in thousands)	2013 Compared to 2012 Increase (Decrease) Due to			2012 Compared to 2011 Increase (Decrease) Due to
	Volume(4)	Rate(4)	Net	Volume(4)	Rate(4)	Net
Interest earned on:
Loans(1)(2)	$10,835	$(13,288)	$(2,453)	$(187)	$(8,839)	$(9,026)
Interest-bearing deposits with bank	(302)	28	(274)	407	9	416
Taxable investment securities(3)	2,007	(1,895)	112	647	(1,772)	(1,125)
Tax-exempt investment securities(2)	735	(306)	429	1,741	(550)	1,191
Federal Home Loan Bank and other restricted stock	(8)	78	70	(1)	34	33
Total Interest-earning Assets	13,267	(15,383)	(2,116)	2,607	(11,118)	(8,511)
Interest paid on:
Interest-bearing demand	$1	$(72)	$(71)	$26	$(243)	$(217)
Money market	19	(101)	(82)	89	63	152
Savings	257	(878)	(621)	236	853	1,089
Certificates of deposit	(622)	(3,994)	(4,616)	(1,374)	(5,806)	(7,180)
Securities sold under repurchase agreements	12	(32)	(20)	7	22	29
Short-term borrowings	126	30	156	157	(36)	121
Long-term borrowings	(311)	(50)	(361)	75	(59)	16
Junior subordinated debt securities	(792)	(54)	(846)	—	(719)	(719)
Total Interest-bearing Liabilities	(1,310)	(5,151)	(6,461)	(784)	(5,925)	(6,709)
Net Change in Net Interest Income	$14,577	$(10,232)	$4,345	$3,391	$(5,193)	$(1,802)

(1)	Nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent.

(3)	Taxable investment income is adjusted for the dividend-received deduction for equity securities.

(4)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Net interest income increased $4.3 million to $144.0 million compared to $139.7 million in 2012. Net interest margin on a FTE basis decreased by 7 basis points to 3.50 percent compared to 3.57 percent in 2012. The increase in net interest income is due to the improvement in funding costs coupled with an increase of $203.5 million in average earning assets which helped to offset the impact of declining earning asset rates. The decrease in net interest margin is a result of the current low rate environment, as earning asset rates decreased faster than our ability to offset those decreases on the funding side.
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
Interest expense decreased $6.4 million to $14.6 million for 2013 compared to $21.0 million for 2012. The primary driver of the decrease in interest expense was the maturities of CDs bearing higher interest rates. For 2013, average interest-bearing deposits increased by $62.4 million to $2.7 billion as compared to $2.6 billion 2012. The increase in average interest-bearing deposits is attributed to a $98.3 million average balance increase in savings deposits and a $13.9 million average balance increase in interest-bearing demand and money market accounts, partially offset by an average balance decrease of $49.8 million in CDs. The cost of interest bearing deposits and the cost of total deposits including noninterest bearing demand deposits was 0.42 percent and 0.31 percent, decreases of 22 and 17 basis points from 2012, primarily due to CDs maturing and being replaced by both interest bearing and noninterest bearing demand and other lower interest rate deposits. The $24.6 million and 7 basis point decrease in junior subordinated debt is due to the early repayment of $45.0 million of junior subordinated debt during 2013. Long term borrowings decreased by $9.5 million and 19 basis points in 2013 as a result of maturities of FHLB long-term advances. Customer activity drove the $6.7 million balance increase in the securities sold under repurchase agreements, while the 5 basis point decrease was a result of lowering the product rate. Short term borrowings were utilized to replace the subordinated debt and long term debt resulting in an increase of $51.8 million from 2012. Overall, the cost of interest-bearing liabilities decreased 24 basis points to 0.50 percent for 2013 as compared to 0.74 percent for 2012.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Provision for Loan Losses
The provision for loan losses is the amount to be added to the ALL after adjusting for charge-offs and recoveries to bring the ALL to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for loan losses decreased $14.5 million, or 64 percent, to $8.3 million for 2013 compared to $22.8 million for 2012. The decrease is due to better economic conditions in our markets which resulted in a significant improvement in our asset quality. Net charge-offs decreased $16.6 million, or 66 percent, from the prior year. Net charge-offs were $8.5 million, or 0.25 percent of average loans in 2013, compared to $25.2 million, or 0.78 percent of average loans in 2012. Total nonperforming loans were $22.5 million, or 0.63 percent, of total loans at December 31, 2013, which represents a 59 percent decrease from $55.0 million, or 1.63 percent of total loans at December 31, 2012. Special mention and substandard commercial loans also decreased $146.0 million, or 47 percent, to $163.0 million from $309.0 million at December 31, 2012. Refer to the Allowance for Loan Losses section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, for further details.
Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2013	2012	$ Change	% Change
Securities gains, net	$5	$3,016	$(3,011)	(99.8)%
Debit and credit card fees	10,931	11,134	(203)	(1.8)%
Wealth management fees	10,696	9,808	888	9.1%
Service charges on deposit accounts	10,488	9,992	496	5.0%
Insurance fees	6,248	6,131	117	1.9%
Gain on sale of merchant card servicing business	3,093	—	3,093	—%
Mortgage banking	2,123	2,878	(755)	(26.2)%
Other Income
BOLI income	1,856	2,317	(461)	(19.9)%
Letter of credit origination fees	1,098	1,417	(319)	(22.5)%
Interest rate swap fees	1,012	1,036	(24)	(2.3)%
Other	3,977	4,183	(206)	(4.9)%
Total Other Noninterest Income	7,943	8,953	(1,010)	(11.3)%
Total Noninterest Income	$51,527	$51,912	$(385)	(0.7)%
Noninterest income for 2013 remained relatively unchanged compared to 2012. Increases in fees from wealth management and insurance, increases in service charges on deposit accounts and the gain on the sale of our merchant card servicing business in January 2013 were offset by decreases in gains on sale of securities, debit and credit card fees, mortgage banking and other noninterest income.
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
The $3.0 million decrease in security gains relates to almost no sales activity in 2013 versus the sales of two equity positions during 2012 as a result of increases in value after merger announcements. Mortgage banking income decreased $0.8 million during 2013 compared to the previous year due to a higher interest rate environment in 2013. Interest rates increased late in the second quarter of 2013 resulting in a decrease in the volume of loans originated for sale in the secondary market and less favorable pricing on loan sales. During the year ended December 31, 2013, we sold 24 percent fewer mortgages with $62.9 million in loan sales compared to $82.9 million during 2012. The decrease in other noninterest income of $1.0 million for year ended December 31, 2013 was primarily attributed to a decrease of $0.5 million in BOLI income related to a death benefit received in 2012 and a lower rate of return on BOLI throughout 2013 and a decrease in fee income on letters of credit of $0.3 million.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2013	2012	$ Change	% Change
Salaries and employee benefits(1)	$60,847	$57,920	$2,927	5.1%
Data processing(1)	8,263	7,326	937	12.8%
Net occupancy(1)	8,018	7,603	415	5.5%
Furniture and equipment	4,883	5,262	(379)	(7.2)%
Professional services and legal(1)	4,184	4,610	(426)	(9.2)%
Other taxes	3,743	3,200	543	17.0%
Marketing(1)	2,929	3,206	(277)	(8.6)%
FDIC insurance	2,772	2,926	(154)	(5.3)%
Merger related expense	838	5,968	(5,130)	(86.0)%
Other expenses:
Joint venture amortization	4,095	4,199	(104)	(2.5)%
Amortization of intangibles	1,591	1,709	(118)	(6.9)%
Other real estate owned	445	2,166	(1,721)	(79.5)%
Unfunded loan commitments	(60)	1,811	(1,871)	(103.3)%
Other(1)	14,844	14,957	(113)	(0.8)%
Total Other Noninterest Expense	20,915	24,842	(3,927)	(15.8)%
Total Noninterest Expense	$117,392	$122,863	$(5,471)	(4.5)%
(1) Excludes merger related expense.
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
Furniture and equipment, professional services and legal, marketing and FDIC insurance expense decreased during the year ended December 31, 2013 when compared to 2012. Furniture and equipment expense declined $0.4 million due to a decrease in depreciation expense related to assets acquired in 2008 that were fully depreciated during 2013. Marketing expense decreased $0.3 million due to fewer customer promotions in 2013. FDIC charges are based in part on financial ratios which have improved during 2013, resulting in a decrease of $0.2 million when compared with the year ended December 31, 2012.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

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
Federal Income Taxes
We recorded a federal income tax provision of $14.5 million in 2013 compared to $7.3 million in 2012. The effective tax rate, which is the provision for income taxes as a percentage of pretax income was 22.3 percent in 2013 compared to 17.5 percent in 2012. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on BOLI and tax benefits associated with LIHTC. The increase to our effective tax rate was primarily due to an increase of $23.6 million in pre-tax income which diluted the permanent benefits listed above.

Financial Condition
December 31, 2014

Total assets increased $431.5 million, or 9.5 percent, to $5.0 billion as of December 31, 2014 compared to $4.5 billion at December 31, 2013. Loan production was strong, resulting in an increase in total portfolio loans of $302.5 million, or 8.5 percent. Our commercial loan portfolio grew by $298.6 million, or 11.5 percent, to $2.9 billion while our consumer loan portfolio was relatively unchanged at $1.0 billion. Securities increased $130.8 million, or 25.7 percent, compared to December 31, 2013 due to the investment of cash held at the Federal Reserve into higher yielding securities.
Our deposit base increased $236.5 million, or 6.4 percent, with total deposits of $3.9 billion at December 31, 2014 compared to $3.7 billion December 31, 2013. We experienced increases in all deposit categories except for a slight decline in CDs. Noninterest-bearing demand had strong growth with an increase of $91.1 million, or 9.1 percent. Money market increased $95.2 million, or 33.8 percent, compared to December 31, 2013. During the fourth quarter of 2014, we began to participate in Insured Network Deposits, or IND, and had $69.5 million of IND balance within money market accounts at December 31, 2014. Savings deposits increased $32.3 million, or 3.2 percent, compared to December 31, 2013. Short-term borrowings increased $150.0 million compared to December 31, 2013 primarily to fund our asset growth in 2014.
Total shareholder’s equity increased by $37.1 million, or 6.5 percent, compared to December 31, 2013. The increase was primarily due to net income of $57.9 million offset by $20.2 million in dividends.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Securities Activity
The balances and average rates of our securities are presented below as of December 31:

	2014		2013		2012
(dollars in thousands)	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
U.S. Treasury securities	$14,880	1.24%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	269,285	1.65%	234,751	1.52%	212,066	1.62%
Collateralized mortgage obligations of U.S. government corporations and agencies	118,006	2.28%	63,774	2.38%	57,896	2.70%
Residential mortgage-backed securities of U.S. government corporations and agencies	46,668	2.87%	48,669	3.02%	50,623	3.56%
Commercial mortgage-backed securities of U.S. government corporations and agencies	39,673	1.94%	39,052	1.95%	10,158	1.21%
Obligations of states and political subdivisions	142,702	4.36%	114,264	4.54%	112,767	4.26%
Marketable equity securities	9,059	4.08%	8,915	4.14%	8,756	4.96%
Total Securities Available-for-Sale	$640,273	2.50%	$509,425	2.53%	$452,266	2.64%
We invest in various securities in order to provide a source of liquidity, satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $130.8 million, or 25.7 percent, from December 31, 2013. The increase is primarily due to the investment of cash into higher yielding assets.
Management evaluates the securities portfolio for OTTI on a quarterly basis. At December 31, 2014, our bond portfolio was in a net unrealized gain position of $9.3 million, compared to net unrealized loss position of $2.3 million at December 31, 2013. At December 31, 2014, total gross unrealized gains were $11.2 million offset by total gross unrealized losses of $1.8 million. Total gross unrealized losses were $7.8 million offset by total gross unrealized gains of $5.5 million at December 31, 2013. The increase in the value of our securities portfolio was a result of the changing interest rate environment in 2014. Unrealized losses were not related to the underlying credit quality of the bond portfolio. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the securities. There were no unrealized losses on marketable equity securities as of December 31, 2014. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. We did not record any OTTI in 2014 or 2013 and no significant impairments were recorded in 2012. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

The following table sets forth the maturities of securities at December 31, 2014 and the weighted average yields of such securities. Taxable-equivalent adjustments (using a 35 percent federal income tax rate) for 2014 have been made in calculating yields on obligations of state and political subdivisions.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
U.S. Treasury securities	$—	—%	$14,880	1.24%	$—	—%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	15,184	1.90%	178,435	1.39%	75,666	2.20%	—	—%	—	—%
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—%	—	—%	—	—%	118,006	2.28%	—	—%
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—%	3,165	4.39%	2,503	5.18%	41,000	2.61%	—	—%
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—%	30,638	1.69%	9,035	2.77%	—	—	—	—%
Obligations of states and political subdivisions	6,155	5.73%	3,868	6.73%	27,122	3.97%	105,557	4.30%	—	—%
Marketable equity securities	—	—%	—	—%	—	—%	—	—%	9,059	4.08%
Total	$21,339		$230,986		$114,326		$264,563		$9,059
Weighted Average Yield		3.00%		1.55%		2.73%		3.14%		4.08%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Lending Activity
The following table summarizes our loan portfolio as of December 31:

	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial real estate	$1,682,236	43.48%	$1,607,756	45.09%	$1,452,133	43.39%	$1,415,333	45.22%	$1,494,202	44.53%
Commercial and industrial	994,138	25.70%	842,449	23.62%	791,396	23.65%	685,753	21.91%	722,359	21.52%
Commercial construction	216,148	5.59%	143,675	4.03%	168,143	5.02%	188,852	6.04%	259,598	7.74%
Total Commercial Loans	2,892,522	74.77%	2,593,880	72.74%	2,411,672	72.06%	2,289,938	73.17%	2,476,159	73.79%
Consumer
Residential mortgage	489,586	12.65%	487,092	13.66%	427,303	12.77%	358,846	11.47%	359,536	10.71%
Home equity	418,563	10.82%	414,195	11.61%	431,335	12.89%	411,404	13.14%	441,096	13.15%
Installment and other consumer	65,567	1.69%	67,883	1.90%	73,875	2.21%	67,131	2.14%	74,780	2.23%
Consumer construction	2,508	0.06%	3,149	0.09%	2,437	0.07%	2,440	0.08%	4,019	0.12%
Total Consumer Loans	976,224	25.23%	972,319	27.26%	934,950	27.94%	839,821	26.83%	879,431	26.21%
Total Portfolio Loans	$3,868,746	100.00%	$3,566,199	100.00%	$3,346,622	100.00%	$3,129,759	100.00%	$3,355,590	100.00%
The loan portfolio represents the most significant source of interest income for us. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower’s industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Total portfolio loans increased $302.5 million, or 8.5 percent, since December 31, 2013, to $3.9 billion at December 31, 2014 primarily due to organic loan growth in our CRE, C&I and commercial construction portfolios. Our expansion into Ohio, with the establishment of two LPOs, has been successful and contributed approximately $146.0 million, or 48 percent, of our total loan growth in 2014. Further driving loan growth was the expansion of our sales team with the addition of commercial lenders in various markets throughout 2014. Total commercial loans have increased $298.6 million, or 11.5 percent, from December 31, 2013 with growth in all portfolios. CRE loans have increased $74.5 million, or 4.6 percent, due to strong loan demand. C&I loans increased $151.7 million, or 18.0 percent, due to new loan originations and increased utilization of lines of credit. Commercial construction loans have increased $72.5 million, or 50.4 percent, due to strong loan demand and line utilizations.
Commercial loans, including CRE, C&I and commercial construction, comprised 75 percent and 73 percent of total portfolio loans at December 31, 2014 and 2013. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, conservative underwriting standards and continuous portfolio review. The loan-to-value, or LTV, policy guidelines for CRE loans are generally 65-80 percent. At December 31, 2014, variable commercial loans were 79 percent of the total commercial loans compared to 78 percent in 2013.
Consumer loans represent 25 percent of our loan portfolio at December 31, 2014 compared to 27 percent at December 31, 2013. Residential mortgage lending continues to be a focus through a centralized mortgage origination department, ongoing product redesign, secondary market activities and the utilization of commission compensated originators. Management believes that continued adherence to our conservative mortgage lending policies for portfolio loans will be as important in a growing economy as it was during the downturn in recent years. The LTV policy guideline is 80 percent for residential first lien mortgages. Higher LTV loans may be approved with the appropriate private mortgage insurance coverage. Our policy is to only permit portfolio loans with a maximum term of 20 years for traditional mortgages to our credit-worthy borrowers, and 15 years with a maximum amortization term of 30 years for balloon payment mortgages. We may originate home equity loans with a lien position that is second to unrelated third party lenders, but normally only to the extent that the combined LTV considering both the first and second liens does not exceed 100 percent of the fair value of the property. Combo mortgage loans consisting of a residential first mortgage and a home equity second mortgage are also available to credit worthy borrowers.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

We originate and price loans for sale into the secondary market, primarily to Fannie Mae. At the end of the second quarter of 2014, we returned to selling all of our mortgage loan production priced for sale in the secondary market. Previously, we had been retaining 10, 15 and 20 year residential real estate loans in our portfolio and selling only 30 year mortgages in the secondary market. The rationale for these sales is to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, to generate fee revenue from sales and servicing and to maintain the primary customer relationship. During 2014 and 2013, we sold $40.1 million and $62.9 million, of 1-4 family mortgages to Fannie Mae and currently service $327.2 million of secondary market mortgage loans at December 31, 2014 compared to $327.4 million at December 31, 2013. Loans sold to Fannie Mae in 2014 decreased compared to 2013 due to the increase in interest rates that occurred in the second half of 2013 which caused a significant decline in mortgage refinancings.
We also offer a variety of unsecured and secured consumer loan and credit card products. LTV guidelines for direct loans are generally 90-100 percent of invoice for new automobiles and 80-90 percent of National Automobile Dealer Association value for used automobiles.
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
The following table presents the maturity of consumer and commercial loans outstanding as of December 31, 2014:

	Maturity
(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Fixed interest rates	$160,136	$318,585	$134,265	$612,986
Variable interest rates	609,010	718,986	951,540	2,279,536
Total Commercial Loans	$769,146	$1,037,571	$1,085,805	$2,892,522
Fixed interest rates	64,063	223,526	262,247	549,836
Variable interest rates	298,374	39,372	88,642	426,388
Total Consumer Loans	$362,437	$262,898	$350,889	$976,224
Total Portfolio Loans	$1,131,583	$1,300,469	$1,436,694	$3,868,746

Credit Quality
On a quarterly basis, a criticized asset meeting is held to monitor all special mention and substandard loans greater than $0.5 million. These loans typically represent the highest risk of loss to us. Action plans are established and these loans are monitored through regular contact with the borrower, review of current financial information and other documentation, review of all loan or potential loan restructures/modifications and the regular re-evaluation of assets held as collateral.
Additional credit risk management practices include periodic review and update to our lending policies and procedures to support sound underwriting practices and portfolio management through portfolio stress testing. Our Loan Review process serves to independently monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all corporate lending activities. Loan Review has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as providing input to the loan risk rating process.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Nonperforming assets, or NPAs, consist of nonaccrual loans, nonaccrual TDRs and OREO. The following represents NPAs for the years presented:

(dollars in thousands)	2014	2013	2012	2011	2010
Nonperforming Loans
Commercial real estate	$2,255	$6,852	$20,972	$20,777	$14,674
Commercial and industrial	1,266	1,412	5,496	7,570	2,567
Commercial construction	105	34	1,454	3,604	5,844
Residential mortgage	1,877	1,982	4,526	2,859	5,996
Home equity	1,497	2,073	3,312	2,936	1,433
Installment and other consumer	21	34	40	4	65
Consumer construction	—	—	218	181	525
Total Nonperforming Loans	7,021	12,387	36,018	37,931	31,104
Nonperforming Troubled Debt Restructurings
Commercial real estate	2,180	3,898	9,584	10,871	29,636
Commercial and industrial	356	1,884	939	—	1,000
Commercial construction	1,869	2,708	5,324	2,943	2,143
Residential mortgage	459	1,356	2,752	4,370	—
Home Equity	562	218	341	—	—
Installment and other consumer	10	3	—	—	—
Total Nonperforming Troubled Debt Restructurings	5,436	10,067	18,940	18,184	32,779
Total Nonperforming Loans	12,457	22,454	54,958	56,115	63,883
OREO	166	410	911	3,967	5,820
Total Nonperforming Assets	$12,623	$22,864	$55,869	$60,082	$69,703
Nonperforming loans as a percent of total loans	0.32%	0.63%	1.63%	1.79%	1.90%
Nonperforming assets as a percent of total loans plus OREO	0.33%	0.64%	1.66%	1.92%	2.07%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing at December 31, 2014 or December 31, 2013.
NPAs decreased $10.2 million, or 45 percent, to $12.6 million at December 31, 2014 compared to $22.9 million at December 31, 2013. The significant decline in NPAs can be attributed to the continued improvement of economic conditions in our markets and a strategic focus on actively managing and bringing to resolution our problem loans. NPAs decreased primarily due to $8.1 million in nonperforming loan pay downs, $4.4 million of nonperforming loans returning to accrual status, the sale of $3.2 million of nonperforming loans and $2.0 million of nonperforming loan charge-offs. During 2014, we had approximately $8.0 million of new nonperforming loans compared to $16.5 million in 2013.
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
TDRs can be returned to accruing status if the following criteria are met: 1) the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and 2) there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring. All TDRs are considered to be impaired loans and will be reported as impaired loans for their remaining lives, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and we fully expect that the remaining principal and interest will be collected according to the

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

restructured agreement. All impaired loans are reported as nonaccrual loans unless the loan is a TDR that has met the requirements noted above to be returned to accruing status.
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
As of December 31, 2014, we had $42.4 million in total TDRs, including $37.0 million that were performing and $5.4 million that were nonperforming. This is a decrease from December 31, 2013 when we had $49.3 million in TDRs, including $39.2 million that were performing and $10.1 million that were nonperforming. Loan modifications resulting in TDRs, declined in 2014 with 44 modifications or $4.9 million of new TDRs compared to 71 modification or $11.8 million of new TDRs in 2013. Included in the 2014 new TDRs was 29 loans totaling $1.1 million related to Chapter 7 bankruptcy filings that were not reaffirmed resulting in discharged debt which compares to 56 loans totaling $2.0 million in 2013. For the year ended December 31, 2014 we had nine TDRs for $1.9 million that met the above requirements for being returned to performing status.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

The following represents delinquency as of December 31:

	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
90 days or more:
Commercial real estate	$4,435	0.26%	$10,750	0.67%	$30,556	2.10%	$31,648	2.24%	$44,310	2.97%
Commercial and Industrial	1,622	0.16%	3,296	0.39%	6,435	0.81%	7,570	1.10%	3,567	0.49%
Commercial construction	1,974	0.91%	2,742	1.91%	6,778	4.03%	6,547	3.47%	7,987	3.08%
Residential mortgage	2,336	0.48%	3,338	0.69%	7,278	1.70%	7,229	2.01%	5,996	1.67%
Home equity	2,059	0.49%	2,291	0.55%	3,653	0.85%	2,936	0.71%	1,433	0.32%
Installment and other consumer	31	0.05%	37	0.05%	40	0.05%	4	0.01%	65	0.09%
Consumer construction	—	—	—	—	218	8.95%	181	7.42%	525	13.06%
Total Loans	$12,457	0.32%	$22,454	0.63%	$54,958	1.64%	$56,115	1.79%	$63,883	1.90%
30 to 89 days:
Commercial real estate	$2,871	0.17%	$1,416	0.09%	$2,643	0.18%	$9,105	0.64%	$4,371	0.29%
Commercial and industrial	1,380	0.14%	2,877	0.34%	4,646	0.59%	5,284	0.77%	1,714	0.24%
Commercial construction	—	—%	1,800	1.25%	10,542	6.27%	—	—	835	0.32%
Residential mortgage	1,785	0.36%	2,494	0.51%	3,661	0.86%	2,403	0.67%	1,346	0.37%
Home equity	2,201	0.53%	3,127	0.75%	3,197	0.74%	2,890	0.70%	2,451	0.56%
Installment and other consumer	425	0.65%	426	0.63%	501	0.68%	452	0.67%	342	0.46%
Consumer construction	—	—	—	—	—	—	—	—	—	—
Total Loans	$8,662	0.22%	$12,140	0.34%	$25,190	0.75%	$20,134	0.64%	$11,059	0.33%
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
Loans past due 90 days or more decreased $10.0 million, or 45 percent, compared to December 31, 2013 and represent only 0.32 percent of total loans at December 31, 2014. Loans past due by 30 to 89 days decreased $3.5 million, or 29 percent, representing only 0.22 percent of total loans at December 31, 2014. Delinquency improved in all loan categories throughout 2014 due to improved economic conditions and management’s focus on actively managing delinquent loans.
Allowance for Loan Losses
We maintain an ALL at a level determined to be adequate to absorb estimated probable credit losses inherent within the loan portfolio as of the balance sheet date. Determination of an adequate ALL is inherently subjective and may be subject to significant changes from period to period. The methodology for determining the ALL has two main components: evaluation and impairment tests of individual loans and impairment tests of certain groups of homogeneous loans with similar risk characteristics.
Consumer unsecured loans and secured loans that are not real estate secured are evaluated for charge-off after the loan becomes 90 days past due. At that time, unsecured loans are fully charged-off and secured loans are charged-off to the estimated

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

fair value of the collateral less the cost to sell. Consumer loans secured by real estate are evaluated for charge-off after the loan balance becomes 90 days past due and are charged down to the estimated fair value of the collateral less cost to sell.
Our charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off when the loss becomes probable, regardless of the delinquency status of the loan. We may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the remaining investment in the loan. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:

•	The status of a bankruptcy proceeding

•	The value of collateral and probability of successful liquidation; and/or

•	The status of adverse proceedings or litigation that may result in collection
The following summarizes our loan charge-off experience for each of the five years presented below:

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
ALL Balance at Beginning of Year:	$46,255	$46,484	$48,841	$51,387	$59,580
Charge-offs:
Commercial real estate	(2,041)	(4,601)	(9,627)	(8,824)	(23,925)
Commercial and industrial	(1,267)	(2,714)	(5,278)	(8,971)	(7,277)
Commercial construction	(712)	(4,852)	(10,521)	(1,720)	(6,353)
Consumer real estate	(1,200)	(2,407)	(2,509)	(2,617)	(2,210)
Other consumer	(1,133)	(1,002)	(1,078)	(1,013)	(1,262)
Total	(6,353)	(15,576)	(29,013)	(23,145)	(41,027)
Recoveries:
Commercial real estate	1,798	3,388	1,259	780	576
Commercial and industrial	3,647	2,142	1,153	357	328
Commercial construction	146	531	891	2,463	1,748
Consumer real estate	350	651	197	1,030	202
Other consumer	353	324	341	360	469
Total	6,294	7,036	3,841	4,990	3,323
Net Charge-offs	(59)	(8,540)	(25,172)	(18,155)	(37,704)
Provision for loan losses	1,715	8,311	22,815	15,609	29,511
ALL Balance at End of Year:	$47,911	$46,255	$46,484	$48,841	$51,387
Net loan charge-offs decreased $8.5 million to only $0.1 million, or 0.00 percent of average loans for 2014 as compared to $8.5 million or 0.25 percent of average loans for 2013. The decrease in net charge-offs is due to improved economic conditions and management’s continued focus on workouts with our problem loans in 2014. Net charge-offs declined in all commercial loan segments compared to 2013. C&I loans had a net recovery of $2.4 million which included a recovery from one borrower for $2.5 million. During 2014, we sold a $3.5 million package of smaller commercial loans, $3.2 million of which were on nonaccrual status, resulting in a charge-off of $1.3 million. We also sold a $4.8 million relationship that resulted in a $1.5 million charge-off, including a $0.8 million CRE charge-off and a $0.7 million construction charge-off.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

The following table summarizes net charge-offs as a percentage of average loans and other ratios as of December 31:

	2014	2013	2012	2011	2010
Commercial real estate	0.01%	0.08%	0.59%	0.55%	1.42%
Commercial and industrial	(0.26)%	0.07%	0.57%	1.24%	1.62%
Commercial construction	0.32%	2.72%	5.94%	(0.34)%	0.96%
Consumer real estate	0.09%	0.20%	0.28%	0.20%	0.24%
Other consumer	1.19%	0.99%	0.91%	0.94%	1.04%
Net charge-offs to average loans outstanding	0.00%	0.25%	0.78%	0.56%	1.11%
Allowance for loan losses as a percentage of total loans	1.24%	1.30%	1.38%	1.56%	1.53%
Allowance for loan losses to total nonperforming loans	385%	206%	85%	87%	80%
Provision for loan losses as a percentage of net loan charge-offs	NM	97%	91%	86%	78%
NM - percentage not meaningful
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
Commercial construction loans are made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes. While the risk of these loans is generally confined to the construction period, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. The condition of the local economy is an important indicator of risk, but there are also more risks depending on the type of project and the experience and resources of the developer.
Consumer real estate loans are secured by first and second lien such as home equity loans, home equity lines of credit and 1-4 family residences, including purchase money mortgages. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk of this segment. The state of the local housing markets can also have a significant impact on this segment because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.
Other consumer loans are made to individuals and may be secured by assets other than 1-4 family residences, as well as unsecured loans. This segment includes auto loans, unsecured loans and lines and credit cards. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

The following is the ALL balance by portfolio segment as of December 31:

	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate	$20,164	42%	$18,921	41%	$25,246	54%	$29,804	61%	$30,424	59%
Commercial and industrial	13,668	28%	14,443	31%	7,759	17%	11,274	23%	9,777	19%
Commercial construction	6,093	13%	5,374	12%	7,500	16%	3,703	8%	5,905	11%
Consumer real estate	6,333	13%	6,362	14%	5,058	11%	3,166	6%	3,962	8%
Other consumer	1,653	4%	1,165	2%	921	2%	894	2%	1,319	3%
Total	$47,911	100%	$46,265	100%	$46,484	100%	$48,841	100%	$51,387	100%
Significant to our ALL is a higher concentration of commercial loans. At December 31, 2014, approximately 83 percent of the ALL related to the commercial loan portfolio, while commercial loans comprised 75 percent of our loan portfolio. We experienced higher losses in our commercial portfolios compared to our consumer portfolio throughout the economic crisis. The ability of borrowers to repay commercial loans is more dependent upon the success of their business and general economic conditions. Accordingly, the risk of loss may be higher on such loans compared to consumer loans, which have incurred lower losses in our market.
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
The following table summarizes the ALL balance as of December 31:

(dollars in thousands)	2014	2013	2012	2011	2010
Collectively Evaluated for Impairment	$47,857	$46,158	$44,253	$43,296	$47,756
Individually Evaluated for Impairment	54	97	2,231	5,545	3,631
Total Allowance for Loan Losses	$47,911	$46,255	$46,484	$48,841	$51,387
The ALL was $47.9 million, or 1.24 percent of total loans, at December 31, 2014 as compared to $46.3 million, or 1.30 percent of total loans at December 31, 2013. Overall, the total ALL and the composition of the ALL remained relatively consistent with December 31, 2013. Impaired loans decreased $8.9 million, or 17 percent, from December 31, 2013, primarily a result of loan pay downs and charge-offs. New impaired loan formation has been low during 2014 with only $5.8 million of new impaired loans resulting in minimal specific reserves at December 31, 2014. The reserve for loans collectively evaluated for impairment did not change significantly at December 31, 2014 compared to December 31, 2013.While we have been experiencing improvement in our asset quality, we still believe that there is inherent risk within the portfolio and have maintained the level of the reserve relatively consistent with the prior year.
Federal Home Loan Bank and Other Restricted Stock
At December 31, 2014 and 2013, we held FHLB stock of $14.3 million and $12.8 million. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon on the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. We reviewed and evaluated the FHLB capital stock for OTTI at December 31, 2014. The FHLB reported improved earnings throughout 2014 compared to 2013 and continues to exceed all capital ratios required. Additionally, we considered that the FHLB has been paying dividends and redeeming excess stock throughout 2014. Accordingly, we believe sufficient evidence exists to conclude that no OTTI exists at December 31, 2014.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

At December 31, 2014 and 2013, we held Atlantic Community Bankers’ Bank, or ACBB, stock of $0.8 million for both years. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the investment. Like FHLB stock, members purchase ACBB stock to access the products and services offered, as opposed to traditional equity investors who acquire stock for purposes such as appreciation in value. S&T acquired the ACBB stock as a result of bank acquisitions and does not use the bank’s member services. ACBB continues to be classified as well capitalized by regulatory guidelines and the current purchase price for new members is $3,500 per share. As of December 31, 2014, the book value of ACBB stock was $2,024 per share; therefore, management believes that no OTTI exists at December 31, 2014.
Deposits
The following table presents the composition of deposits at December 31:

(dollars in thousands)	2014	2013	$ Change
Noninterest-bearing demand	$1,083,919	$992,779	$91,140
Interest-bearing demand	333,015	312,790	20,225
Money market	309,245	281,403	27,842
Savings	1,027,095	994,805	32,290
Certificates of deposit	933,210	922,780	10,430
Brokered deposits	222,358	167,751	54,607
Total	$3,908,842	$3,672,308	$236,534
Deposits are the primary source of funds for us. We believe that our deposit base is stable and that we have the ability to attract new deposits, mitigating any funding dependency on other more volatile sources. Total deposits increased $236.5 million, or 6.4 percent mostly due to strong growth in our customer deposits. Overall, customer deposits increased $181.9 million, or 5.2 percent of total deposits from December 31, 2013. Customer deposit growth included a $91.1, or 9.2 percent, increase in noninterest-bearing demand, a $20.2, or 6.5 percent, increase in interest-bearing demand, a $27.8, or 9.9 percent, increase in money market, a $32.3, or 3.2 percent, increase in savings and $10.4, or 1.1 percent increase in CDs.
Our brokered deposits increased $54.6 million, or 32.6 percent, compared to December 31, 2013. Included in our brokered deposits are CDs issued through the Certificate of Deposit Account Registry Services, or CDARS and the Depository Trust Company, or DTC. Also included in brokered deposits are money market and interest bearing demand funds through the Insured Network Deposits, or IND, program. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage the bank's funding costs and structure.
The daily average balance of deposits and rates paid on deposits are summarized for the years ended December 31 in the following table:

	2014		2013		2012
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$1,046,605		$955,475		$877,056
Interest-bearing demand	321,907	0.02%	309,748	0.02%	306,994	0.05%
Money market	321,294	0.16%	319,831	0.14%	308,719	0.17%
Savings	1,033,482	0.16%	1,001,209	0.17%	902,889	0.26%
Certificates of deposit	905,346	0.79%	980,933	0.91%	1,093,899	1.25%
Brokered deposits	226,169	0.34%	73,518	0.32%	10,363	0.28%
Total	$3,854,803	0.31%	$3,640,714	0.48%	$3,499,920	0.70%
CDs of $100,000 and over, including CDARS, accounted for 12 percent of total deposits at December 31, 2014 and 2013, and primarily represent deposit relationships with local customers in our market area.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Maturities of certificates of deposit of $100,000 or more outstanding at December 31, 2014, including brokered deposits, are summarized as follows:

(dollars in thousands)	2014

Three months or less	$213,566
Over three through six months	55,949
Over six through twelve months	57,480
Over twelve months	151,221
Total	$478,216
Borrowings
The following table represents the composition of borrowings for the years ended December 31:

(dollars in thousands)	2014	2013	$ Change
Securities sold under repurchase agreements, retail	$30,605	$33,847	$(3,242)
Short-term borrowings	290,000	140,000	150,000
Long-term borrowings	19,442	21,810	(2,368)
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$385,666	$241,276	$144,390
Borrowings are an additional source of funding for us. Short-term borrowings are for terms under one year and were comprised primarily of FHLB advances. We define repurchase agreements with our local retail customers as retail REPO. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. FHLB advances are for various terms secured by a blanket lien on residential mortgages and other real estate secured loans. Long-term borrowings are for terms greater than one year and consist of FHLB borrowings. The purpose of long-term borrowings is to match-fund selected new loan originations, to mitigate interest rate sensitivity risks and to take advantage of discounted borrowing rates through the FHLB for community investment projects. The increase in borrowings of $144.4 million is primarily within our short-term borrowings. Short-term borrowings were utilized as a source of funds to support our asset growth during 2014.
Information pertaining to short-term borrowings is summarized in the tables below:

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	2014	2013	2012
Balance at December 31	$30,605	$33,847	$62,582
Average balance during the year	28,372	54,057	47,388
Average interest rate during the year	0.01%	0.12%	0.17%
Maximum month-end balance during the year	$40,983	$83,766	$62,582
Average interest rate at December 31	0.01%	0.01%	0.20%

	Short-Term Borrowings
(dollars in thousands)	2014	2013	2012
Balance at December 31	$290,000	$140,000	$75,000
Average balance during the year	164,811	101,973	50,212
Average interest rate during the year	0.31%	0.27%	0.24%
Maximum month-end balance during the year	$290,000	$175,000	$75,000
Average interest rate at December 31	0.30%	0.30%	0.19%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Information pertaining to long-term borrowings is summarized in the tables below:

	Long-Term Borrowings
(dollars in thousands)	2014	2013	2012
Balance at December 31	$19,442	$21,810	$34,101
Average balance during the year	20,571	24,312	33,841
Average interest rate during the year	3.00%	3.07%	3.26%
Maximum month-end balance during the year	$21,616	$28,913	$40,669
Average interest rate at December 31	2.97%	3.01%	3.17%

	Junior Subordinated Debt Securities
(dollars in thousands)	2014	2013	2012
Balance at December 31	$45,619	$45,619	$90,619
Average balance during the year	45,619	65,989	90,619
Average interest rate during the year	2.68%	3.14%	3.21%
Maximum month-end balance during the year	$45,619	$90,619	$90,619
Average interest rate at December 31	2.70%	2.70%	3.01%
During 2014, long-term borrowings decreased $2.4 million as compared to December 31, 2013 due to normal amortization of these borrowings. At December 31, 2014, our long-term borrowings outstanding of $19.4 million included $16.3 million that were at a fixed rate and $3.1million at a variable rate.
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
During the second quarter of 2008, we issued $20.0 million of junior subordinated debt through a private placement with three financial institutions at an initial rate of 6.40 percent that floats quarterly with 3-month LIBOR plus 350 basis points. The subordinated debt qualified as Tier 2 Capital under regulatory guidelines, but if all or any portion of the subordinated debt ceased to be deemed Tier 2 Capital due to a change in applicable capital regulations, we had the right to redeem, on any interest payment date, subject to a 30 day written notice and prior approval by the FDIC, the subordinated debt at the applicable redemption rate. The redemption rate started at a high of 102.82 percent at June 15, 2009 and decreased yearly to 100 percent on June 15, 2013 and thereafter could be called. We received approval from the FDIC to redeem early, and we did so on June 17, 2013. The subordinated debt would have matured on June 15, 2018.
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
We chose to redeem $45.0 million of junior subordinated debt early not only because of its diminishing regulatory capital benefit, but also for a future positive impact on net interest income.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Wealth Management Assets
As of December 31, 2014, the fair value of the S&T Bank Wealth Management assets under management and administration, or AUM, which are not accounted for as part of our assets, increased to $2.0 billion from $1.9 billion as of December 31, 2013. AUM consist of $1.1 billion in S&T Trust, $0.6 billion in S&T Financial Services and $0.3 billion in Stewart Capital Advisors. The increase in 2014 is primarily attributable to the improved performance of the U.S. and global capital markets and new business.

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
We believe the presentation of net interest income on a FTE basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Net Income is reconciled to net interest income adjusted to a FTE basis on pages 27 and 33.
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
Common return on average tangible assets, common return on average tangible common equity and the ratio of tangible common equity to tangible assets exclude goodwill, other intangible assets and preferred equity in order to show the significance of the tangible elements of our assets and common equity. Total assets and total average assets are reconciled to total tangible assets and total tangible average assets on page19. Total shareholders equity and total average shareholders equity are also reconciled to total tangible common equity and total tangible average common equity on page 20. These measures are consistent with industry practice.

Capital Resources
Shareholders’ equity increased $37.1 million, or 6.0 percent, to $608.4 million at December 31, 2014 compared to $571.3 million at December 31, 2013. The increase in shareholders’ equity is primarily due to the addition of $35.9 million in retained earnings, comprised of net income of $57.9 million reduced by common stock dividends of $20.2 million. Included in other comprehensive income (loss) was a decrease of $1.1 million due to the adjustment in the funded status of the employee benefit plans offset by the change in unrealized gains on securities available-for-sale, both due to the decline in interest rates at the end of the year.
We continue to maintain a strong capital position with a leverage ratio of 9.80 percent as compared to the regulatory guideline of 5.00 percent to be well capitalized. Our risk-based Tier 1 and Total capital ratios were 12.34 percent and 14.27 percent at December 31, 2014, which places us significantly above the federal bank regulatory agencies’ “well capitalized” guidelines of 6.00 percent and 10.00 percent for Tier 1 and Total capital. We believe that we have the ability to raise additional capital, if necessary.
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
In October 2012, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC for the issuance of up to $300.0 million of a variety of securities including, debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the issuance of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, our subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2014, we had not issued any securities pursuant to the shelf registration statement.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payments. We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
(dollars in thousands)	2015	2016-2017	2018-2019	Later Years	Total
Deposits without a stated maturity(1)	$2,822,725	$—	$—	$—	$2,822,725
Certificates of deposit(1)	628,889	373,779	75,434	8,015	1,086,117
Securities sold under repurchase agreements(1)	30,605	—	—	—	30,605
Short-term borrowings(1)	290,000	—	—	—	290,000
Long-term borrowings(1)	2,399	4,742	5,010	7,291	19,442
Junior subordinated debt securities(1)	—	—	—	45,619	45,619
Operating and capital leases	2,350	4,530	4,452	41,039	52,371
Purchase obligations	11,326	21,772	23,188	—	56,286
Total	$3,788,294	$404,823	$108,084	$101,964	$4,403,165

(1)	Excludes interest
Operating lease obligations represent short and long-term lease arrangements as described in Part II, Item 8, Note 9 Premises and Equipment, in the Notes to Consolidated Financial Statements. Purchase obligations primarily represent obligations under agreement with our third party data processing servicer and communications charges as described in Part II, Item 8, Note 16 Commitments and Contingencies, of this Report.
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
The following table sets forth the commitments and letters of credit as of December 31:

(dollars in thousands)	2014	2013
Commitments to extend credit	$1,158,628	$1,038,529
Standby letters of credit	73,584	78,639
Total	$1,232,212	$1,117,168
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
Our allowance for unfunded commitments is determined using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for unfunded commitments through a charge to current earnings in noninterest expense. The balance in the allowance for unfunded commitments decreased $0.6 million to $2.3 million at December 31, 2014 compared to $2.9 million at December 31, 2013. The decrease is due to the continued improvement in asset quality.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T Bank has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the Deposits Section of this Part II, Item 7, MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. These funding sources include borrowing availability at the FHLB, Federal Funds lines with other financial institutions and access to the brokered deposit market.
An important component of S&T’s ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At December 31, 2014 S&T Bank had $393.6 million in highly liquid assets, which consisted of $56.4 million in interest-bearing deposits with banks, $334.2 million in unpledged securities and $3.0 million in loans held for sale. The highly liquid assets to total assets resulted in an asset liquidity ratio of 8.0 percent at December 31, 2014. Also, at December 31, 2014, we had a remaining borrowing availability of $1.3 billion with the FHLB of Pittsburgh. In addition, we have access to $60 million in Federal Funds lines with other financial institutions. Refer to Part II, Item 8, Notes 14 and 15 Short-term and Long-term borrowings, and the Borrowings section of this Part II, Item 7, MD&A, for more details on FHLB borrowings. S&T Bank is considered to be a well capitalized bank according to regulatory guidance, therefore access to brokered CDs is not restricted.

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
The table below reflects the rate shock analyses and EVE results. Both are in the minimal risk tolerance level.

	December 31, 2014		December 31, 2013
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
300	6.7	1.8	7.6	(6.1)
200	4.1	3.9	5.3	(2.1)
100	1.8	3.5	2.3	—
(100)	(3.4)	(12.3)	(3.4)	(10.8)
The results from the rate shock analyses are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive balance sheet will differ depending upon the change in market interest rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in net interest income and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in net interest income and operating income. As measured by rate shock analyses, an increase in interest rates would have a positive impact on pretax net interest income. However, there was a slight decline in the percent change in pretax net interest income for our rates up shock scenarios when comparing December 31, 2014 and December 31, 2013. The decline is a result of utilizing short term funding to support the asset growth during 2014.
When comparing the EVE results for December 31, 2014 and December 31, 2013, the percent change to EVE has improved in the rates up shock scenarios and decreased in the rate down shock scenario. The changes in EVE are due to lower long-term rates at December 31, 2014 compared to December 31, 2013. The lower long-term rates resulted in lower values of

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

our non-maturity deposits in the 2014 base case due to the narrowing gap between the market funding rate and our non-maturity deposit rates. With a lower base case, the rates up shock scenarios reflect a greater improvement in the value of our non-maturity deposits. The improvement in the value of our non-maturity deposit values when comparing the rates up shock scenarios in 2014 to 2013 resulted in an improved EVE. The lower base case also impacted the rate down scenario but due to the overall low interest rate environment the impact was not as material.
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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
S&T Bancorp, Inc. and Subsidiaries

	December 31,
(dollars in thousands, except share and per share data)	2014	2013
ASSETS
Cash and due from banks, including interest-bearing deposits of $57,048 and $53,594 at December 31, 2014 and 2013	$109,580	$108,356
Securities available-for-sale, at fair value	640,273	509,425
Loans held for sale	2,970	2,136
Portfolio loans, net of unearned income	3,868,746	3,566,199
Allowance for loan losses	(47,911)	(46,255)
Portfolio loans, net	3,820,835	3,519,944
Bank owned life insurance	62,252	60,480
Premises and equipment, net	38,166	36,615
Federal Home Loan Bank and other restricted stock, at cost	15,135	13,629
Goodwill	175,820	175,820
Other intangible assets, net	2,631	3,759
Other assets	97,024	103,026
Total Assets	$4,964,686	$4,533,190
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,083,919	$992,779
Interest-bearing demand	335,099	312,790
Money market	376,612	281,403
Savings	1,027,095	994,805
Certificates of deposit	1,086,117	1,090,531
Total Deposits	3,908,842	3,672,308
Securities sold under repurchase agreements	30,605	33,847
Short-term borrowings	290,000	140,000
Long-term borrowings	19,442	21,810
Junior subordinated debt securities	45,619	45,619
Other liabilities	61,789	48,300
Total Liabilities	4,356,297	3,961,884
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—31,197,365 shares at December 31, 2014 and 2013 Outstanding—29,796,397 shares at December 31, 2014 and 29,737,725 shares at December 31, 2013	77,993	77,993
Additional paid-in capital	78,818	78,140
Retained earnings	504,060	468,158
Accumulated other comprehensive income (loss)	(13,833)	(12,694)
Treasury stock (1,400,968 shares at December 31, 2014 and 1,459,640 shares at December 31, 2013, at cost)	(38,649)	(40,291)
Total Shareholders’ Equity	608,389	571,306
Total Liabilities and Shareholders’ Equity	$4,964,686	$4,533,190
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF NET INCOME
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands, except per share data)	2014	2013	2012
INTEREST INCOME
Loans, including fees	$147,293	$142,492	$145,181
Investment Securities:
Taxable	8,983	7,478	7,544
Tax-exempt	3,857	3,401	3,121
Dividends	390	385	405
Total Interest Income	160,523	153,756	156,251
INTEREST EXPENSE
Deposits	10,128	11,406	16,796
Borrowings and junior subordinated debt securities	2,353	3,157	4,228
Total Interest Expense	12,481	14,563	21,024
NET INTEREST INCOME	148,042	139,193	135,227
Provision for loan losses	1,715	8,311	22,815
Net Interest Income After Provision for Loan Losses	146,327	130,882	112,412
NONINTEREST INCOME
Securities gains, net	41	5	3,016
Wealth management fees	11,343	10,696	9,808
Debit and credit card fees	10,781	10,931	11,134
Service charges on deposit accounts	10,559	10,488	9,992
Insurance fees	5,955	6,248	6,131
Gain on sale of merchant card servicing business	—	3,093	—
Mortgage banking	917	2,123	2,878
Other	6,742	7,943	8,953
Total Noninterest Income	46,338	51,527	51,912
NONINTEREST EXPENSE
Salaries and employee benefits	60,442	60,847	57,920
Data processing	8,737	8,263	7,326
Net occupancy	8,211	8,018	7,603
Furniture and equipment	5,317	4,883	5,262
Professional services and legal	3,717	4,184	4,610
Marketing	3,316	2,929	3,206
Other taxes	2,905	3,743	3,200
FDIC insurance	2,436	2,772	2,926
Merger related expenses	689	838	5,968
Other	21,470	20,915	24,842
Total Noninterest Expense	117,240	117,392	122,863
Income Before Taxes	75,425	65,017	41,461
Provision for income taxes	17,515	14,478	7,261
Net Income Available to Common Shareholders	$57,910	$50,539	$34,200
Earnings per common share—basic	$1.95	$1.70	$1.18
Earnings per common share—diluted	$1.95	$1.70	$1.18
Dividends declared per common share	$0.68	$0.61	$0.60
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Net Income	$57,910	$50,539	$34,200
Other Comprehensive Income (Loss), Before Tax:
Net change in unrealized gains (losses) on securities available-for-sale	11,825	(16,928)	4,097
Net available-for-sale securities gains reclassified into earnings	(41)	(5)	(3,016)
Adjustment to funded status of employee benefit plans	(13,394)	18,299	(271)
Other Comprehensive Income (Loss), Before Tax	(1,610)	1,366	810
Income tax benefit (expense) related to items of other comprehensive income	471	(478)	(284)
Other Comprehensive Income (Loss), After Tax	(1,139)	888	526
Comprehensive Income	$56,771	$51,427	$34,726
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
S&T Bancorp, Inc. and Subsidiaries

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2011	$74,285	$52,637	$421,468	$(14,108)	$(43,756)	$490,526
Net income for 2012			34,200			34,200
Other comprehensive income (loss), net of tax				526		526
Cash dividends declared ($0.60 per share)			(17,357)			(17,357)
Common stock issued in acquisition (1,483,327 shares)	3,708	23,902				27,610
Treasury stock issued (117,633 shares, net)			(2,272)		3,270	998
Recognition of restricted stock compensation expense		949				949
Tax expense from stock-based compensation		(30)				(30)
Balance at December 31, 2012	$77,993	$77,458	$436,039	$(13,582)	$(40,486)	$537,422
Net income for 2013			50,539			50,539
Other comprehensive income (loss), net of tax				888		888
Cash dividends declared ($0.61 per share)			(18,137)			(18,137)
Treasury stock issued (5,516 shares, net)			(283)		195	(88)
Recognition of restricted stock compensation expense		586				586
Tax benefit from stock-based compensation		96				96
Balance at December 31, 2013	$77,993	$78,140	$468,158	$(12,694)	$(40,291)	$571,306
Net income for 2014			57,910			57,910
Other comprehensive income (loss), net of tax				(1,139)		(1,139)
Cash dividends declared ($0.68 per share)			(20,203)			(20,203)
Treasury stock issued (58,672 shares, net)			(1,805)		1,642	(163)
Recognition of restricted stock compensation expense		933				933
Tax benefit from stock-based compensation		16				16
Issuance costs		(271)				(271)
Balance at December 31, 2014	$77,993	$78,818	$504,060	$(13,833)	$(38,649)	$608,389
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
OPERATING ACTIVITIES
Net Income	$57,910	$50,539	$34,200
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,715	8,311	22,815
Provision for unfunded loan commitments	(655)	(60)	1,811
Depreciation and amortization	4,703	5,333	7,000
Net amortization of discounts and premiums	3,680	3,826	2,280
Stock-based compensation expense	975	687	913
Securities (gains) losses, net	(41)	(5)	(3,016)
Net gain on sale of merchant card servicing business	—	(3,093)	—
Tax (benefit) expense from stock-based compensation	(16)	(96)	30
Mortgage loans originated for sale	(42,842)	(66,695)	(104,924)
Proceeds from the sale of loans	42,361	87,932	86,886
Deferred income taxes	1,536	(2,358)	1,038
Gain on sale of fixed assets	(33)	—	—
Gain on the sale of loans, net	(353)	(874)	(1,612)
Net (increase) decrease in interest receivable	(933)	(130)	973
Net decrease in interest payable	(127)	(2,005)	(1,376)
Net decrease in other assets	7,628	25,681	18,815
Net increase (decrease) in other liabilities	2,595	(20,917)	18,057
Net Cash Provided by Operating Activities	78,103	86,076	83,890
INVESTING ACTIVITIES
Proceeds from maturities, prepayments and calls of securities available-for-sale	57,092	66,744	87,604
Proceeds from sales of securities available-for-sale	1,418	94	66,575
Purchases of securities available-for-sale	(181,213)	(144,752)	(166,786)
Net proceeds from the redemption of Federal Home Loan Bank stock	(1,506)	1,685	5,700
Net (increase) decrease in loans	(313,264)	(241,172)	(21,892)
Proceeds from the sale of loans not originated for resale	5,408	5,158	3,874
Purchases of premises and equipment	(5,079)	(2,833)	(2,179)
Proceeds from the sale of premises and equipment	96	643	142
Net cash acquired from bank acquisitions	—	—	18,639
Proceeds from the sale of merchant card servicing business	—	4,750	—
Net Cash Used in Investing Activities	(437,048)	(309,683)	(8,323)
FINANCING ACTIVITIES
Net increase (decrease) in core deposits	240,948	(22,767)	207,653
Net (decrease) increase in certificates of deposit	(4,549)	56,174	(217,311)
Net increase (decrease) in short-term borrowings	150,000	65,000	—
Net (decrease) increase in securities sold under repurchase agreements	(3,242)	(28,735)	28,442
Proceeds from long-term borrowings	—	—	4,311
Repayments of long-term borrowings	(2,367)	(12,291)	(15,088)
Repayment of junior subordinated debt	—	(45,000)	—
Purchase of treasury shares	(163)	(88)	(49)
Sale of treasury shares	—	—	1,047
Issuance costs	(271)	—	—
Cash dividends paid to common shareholders	(20,203)	(18,137)	(17,357)
Tax benefit (expense) from stock-based compensation	16	96	(30)
Net Cash Provided by (Used in) Financing Activities	360,169	(5,748)	(8,382)
Net increase (decrease) in cash and cash equivalents	1,224	(229,355)	67,185
Cash and cash equivalents at beginning of year	108,356	337,711	270,526

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Cash and Cash Equivalents at End of Year	$109,580	$108,356	$337,711
Supplemental Disclosures
Transfers to other real estate owned and other repossessed assets	$586	$1,238	$1,915
Interest paid	12,609	16,568	22,329
Income taxes paid, net of refunds	18,075	13,130	4,063
Loans transferred to held for sale	—	5,158	19,255
Net assets (liabilities) from acquisitions, excluding cash and cash equivalents	—	—	(683)
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
On March 9, 2012 we completed the acquisition and conversion of Mainline Bancorp, Inc., or Mainline, a bank holding company based in Ebensburg, Pennsylvania. Mainline had one subsidiary, Mainline National Bank, with eight branches and $129.5 million in loans and $206.0 million in deposits. The acquisition expanded our market share and footprint throughout Cambria and Blair counties of western Pennsylvania. The total acquisition cost of Mainline was $27.8 million.
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
On October 29, 2014, S&T and Integrity Bancshares, Inc., or Integrity, based in Camp Hill, Pennsylvania with eight branches and approximately $860 million in assets as of September 2014, entered into a definitive Agreement and Plan of Merger of Integrity with and into S&T. The transaction, valued at approximately $155 million, is expected to close in the first quarter of 2015, after satisfaction of customary closing conditions. As soon as practicable following the merger, Integrity Bank, a Pennsylvania state-chartered bank subsidiary of Integrity, will be merged with and into S&T Bank with S&T Bank continuing as the surviving bank. The bank merger is expected to close in the second quarter of 2015. However, for a period of at least three years following the merger, S&T Bank intends to operate bank branches in the markets currently served by Integrity Bank using the name "Integrity Bank - A Division of S&T Bank".
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. In determining fair value, we use various valuation approaches, including market, income and cost approaches. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability, which is developed, based on market data we have obtained from independent sources. Unobservable inputs reflect our estimates of assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Derivative Financial Instruments
We use derivative instruments, including interest rate swaps for commercial loans with our customers, interest rate lock commitments and the sale of mortgage loans in the secondary market. We calculate the fair value for derivatives using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity, and uses observable market based inputs, such as interest rate curves and implied volatilities. Accordingly, derivatives are classified as Level 2. We incorporate credit valuation adjustments into the valuation models to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in calculating fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements and collateral postings.
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
OREO and Other Repossessed Assets
OREO and other repossessed assets obtained in partial or total satisfaction of a loan are recorded at the lower of recorded investment in the loan or fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of the amount recorded at acquisition date or fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Like impaired loans, appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets carried at fair value are classified as Level 3.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Loans Held for Sale
Loans held for sale consist of 1-4 family residential loans originated for sale in the secondary market and from time to time, certain loans transferred from the loan portfolio to loans held for sale, all of which are carried at the lower of cost or fair value. If a loan is transferred from the loan portfolio to the held-for-sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off against the allowance for loan losses, or ALL. Subsequent declines in fair value are recognized as a charge to noninterest income. When a loan is placed in the held-for-sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold. Gains and losses on sales of loans held for sale are included in other noninterest income in the Consolidated Statements of Net Income.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
In conjunction with our annual review of the ALL assumptions, we have updated our study of LEPs for our commercial portfolio segments using our loan charge-off history. Our study showed that the LEP for our commercial construction portfolio has lengthened and that our current estimated LEPs for the CRE and C&I portfolio segments did not materially change. We estimate the LEP to be 3.5 years for CRE and commercial construction and 2.5 years for C&I. This is an increase from the prior LEP of 1.5 years for commercial construction. We believe that the LEPs for the consumer portfolio segments have also lengthened as they are influenced by the same improvement in economic conditions that has impacted the commercial portfolio segments over the past two years. We therefore also lengthened the LEP assumption for the consumer portfolio to 2.0 years. This is an increase from prior LEPs of 1.5 years for the consumer portfolio segment.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Another key assumption is the look-back period, or LBP, which represents the historical data period utilized to calculate loss rates. We lengthened the LBP for C&I, Commercial Construction and the consumer loan portfolio segments in order to capture relevant historical data believed to be reflective of losses inherent in the portfolios. We use a five and one quarter years LBP for our commercial portfolio segments and three and one quarter years LBP for our consumer portfolio segments.
After consideration of the historic loss calculations, management applies additional qualitative adjustments so that the ALL is reflective of the inherent losses that exist in the loan portfolio at the balance sheet date. Qualitative adjustments are made based upon changes in economic conditions, loan portfolio and asset quality data and credit process changes, such as credit policies or underwriting standards. The evaluation of the various components of the ALL requires considerable judgment in order to estimate inherent loss exposures.
The changes made to the ALL assumptions were applied prospectively and did not result in a material change to the total ALL. Lengthening the LEPs does increase the historical loss rates and therefore the quantitative component of the ALL. We believe this makes the quantitative component of the ALL more reflective of inherent losses that exist within the loan portfolio, which resulted in a decrease in the qualitative component of the ALL. The ALL at December 31, 2014 reflects these changes within the C&I, Commercial Construction and consumer portfolio segments.
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
Our ALL Committee meets quarterly to verify the overall adequacy of the ALL. Additionally, on an annual basis, the ALL Committee meets to validate our ALL model. This validation includes reviewing the pools of loans to ensure the segmentation results in relevant homogeneous pools of loans. The ALL Committee reviews the LEP and LBP used to calculate the loss rates. Further, the ALL Committee reviews the qualitative factors to ensure that both the categories, as noted above, and the range of qualitative adjustments remain appropriate. As a result of this ongoing monitoring process, we may make changes to our ALL assumptions to be responsive to the economic environment.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

The estimated useful lives for the various asset categories are as follows:

1) Land and Land Improvements	Non-depreciating assets
2) Buildings	25 years
3) Furniture and Fixtures	5 years
4) Computer Equipment and Software	5 years or term of license
5) Other Equipment	5 years
6) Vehicles	5 years
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
Goodwill and Other Intangible Assets
We have three reporting units: Community Banking, Insurance and Wealth Management. At December 31, 2014, we had goodwill of $175.8 million, including $171.6 million in Community Banking, representing 98 percent of total goodwill and $4.2 million in Insurance, representing two percent of total goodwill. The carrying value of goodwill is tested annually for impairment each October 1 or more frequently if it is determined that we should do so. We first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment considers such factors as macroeconomic conditions, market conditions specifically related to the banking industry, our overall financial performance and various other factors. If we determine that it is more likely than not that the fair value is less than the carrying amount, we proceed to test for impairment. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
OREO and Other Repossessed Assets
OREO and other repossessed assets are included in other assets in the Consolidated Balance Sheets and are comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of a foreclosure. At the time of foreclosure, these properties are recorded at the lower of the recorded investment in the loan or fair value less cost to sell. Loan losses arising from the acquisition of such property initially are charged against the ALL. Subsequently, these assets are carried at the lower of carrying value or current fair value less cost to sell. Gains or losses realized upon disposition of the asset are recorded in other expenses in the Consolidated Statements of Net Income.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Interest Rate Lock Commitments and Forward Sale Contracts
In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan market. We also offer interest rate lock commitments to potential borrowers. The commitments are generally for a period of 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. We can encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. We may utilize forward sale contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The rate lock is executed between the mortgagee and us and in turn a forward sale contract may be executed between us and the investor. Both the rate lock commitment and the corresponding forward sale contract for each customer are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives during the commitment period are recorded in current earnings and included in mortgage banking in the Consolidated Statements of Net Income.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Pensions
The expense for S&T Bank’s qualified and nonqualified defined benefit pension plans is actuarially determined using the projected unit credit actuarial cost method. It requires us to make economic assumptions regarding future interest rates and asset returns as well as various demographic assumptions. We estimate the discount rate used to measure benefit obligations by applying the projected cash flow for future benefit payments to a yield curve of high-quality corporate bonds available in the marketplace and by employing a model that matches bonds to our pension cash flows. The expected return on plan assets is an estimate of the long-term rate of return on plan assets, which is determined based on the current asset mix and estimates of return by asset class. We recognize in the Consolidated Balance Sheets an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. Gains or losses related to changes in benefit obligations or plan assets resulting from experience different from that assumed are recognized as other comprehensive income (loss) in the period in which they occur. To the extent that such gains or losses exceed ten percent of the greater of the projected benefit obligation or plan assets, they are recognized as a component of pension costs over the future service periods of active plan participants. The funding policy for the qualified plan is to contribute an amount each year that is at least equal to the minimum required contribution as determined under the Pension Protection Act of 2006 and Moving Ahead for Progress in the 21st Century Act, but not more than the maximum amount permissible for taxable plan sponsors. Our nonqualified plans are unfunded.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Diluted EPS is calculated under the more dilutive of either the treasury stock method or the two-class method. Under the treasury stock method, the weighted average number of common shares outstanding is increased by the potentially dilutive common shares. For the two-class method, diluted EPS is calculated for each class of shareholders using the weighted average number of shares attributed to each class. Potentially dilutive common shares are common stock equivalents relating to our outstanding warrants, stock options and restricted stock.
Recently Adopted Accounting Standards Updates, or ASU
Business Combinations (Topic 805): Pushdown Accounting
In November 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-17, Pushdown Accounting - Business Combinations (Topic 805). The ASU provides an acquired entity with an option to elect to apply pushdown accounting. The amendments of this ASU apply to the separate financial statements of an acquired entity and its subsidiaries that are a business activity upon the occurrence of an event in which an acquirer obtains control of the entity. Pushdown accounting refers to the use of the acquirer's basis in the preparation of the acquiree's separate financial statements. The new standard became effective upon issuance on November 18, 2014. The adoption of this ASU had no impact on our results of operations or financial position.
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists. The ASU requires that entities should present an unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss, or NOL, or similar tax loss or tax credit carry forward rather than as a liability when the uncertain tax position would reduce the NOL or other carry forward under the tax law. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU had no impact on our results of operations or financial position.
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
In June 2014, the FASB issued ASU No. 2014-12, Share-Based Payment Awards with Performance Targets. The main provisions of ASU 2014-12 require that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Therefore, under the existing stock compensation guidance in Accounting Standards Codification Topic 718, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual periods and interim periods beginning after December 15, 2015. We do not expect that this ASU will have a material impact on our results of operations or financial position.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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

Revenues from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenues from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2016 including interim periods therein. The provisions do not apply to lease contracts, insurance contracts, financial instruments and other contractual rights or obligations (e.g. receivables, debt and equity securities, liabilities, debt, derivatives transfers, and servicing, etc.), guarantees, or non-monetary exchanges between entities. We are currently evaluating the impact of the adoption of this pronouncement on our consolidated financial statements; however, we do not expect that this ASU will have a material impact on our results of operations or financial position.
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies to all entities that dispose of components. It will significantly change current practices for assessing discontinued operations and affect an entity’s income and earnings per share from continuing operations. An entity is required to reclassify assets and liabilities of a discontinued operation that are classified as held for sale or disposed of in the current period for all comparative periods presented. The ASU requires that an entity present in the statement of cash flows or disclose in a note either total operating and investing cash flows for discontinued operations, or depreciation, amortization, capital expenditures and significant operating and investing noncash items related to discontinued operations. Additional disclosures are required when an entity retains significant continuing involvement with a discontinued operation after its disposal, including the amount of cash flows to and from a discontinued operation. The new standard applies prospectively effective for annual periods beginning on or after December 15, 2014 and interim periods therein, and early adoption is permitted. We do not expect that this ASU will have a material impact on our results of operations or financial position.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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

NOTE 2. EARNINGS PER SHARE
The following table reconciles the numerators and denominators of basic and diluted EPS:

	Years ended December 31,
(dollars in thousands, except share and per share data)	2014	2013	2012
Numerator for Earnings per Common Share—Basic:
Net income	$57,910	$50,539	$34,200
Less: Income allocated to participating shares	165	147	126
Net Income Allocated to Common Shareholders	$57,745	$50,392	$34,074
Numerator for Earnings per Common Share—Diluted:
Net income	$57,910	$50,539	$34,200
Denominators:
Weighted Average Common Shares Outstanding—Basic	29,683,103	29,647,231	28,976,619
Add: Dilutive potential common shares	25,621	35,322	32,261
Denominator for Treasury Stock Method—Diluted	29,708,724	29,682,553	29,008,880
Weighted Average Common Shares Outstanding—Basic	29,683,103	29,647,231	28,976,619
Add: Average participating shares outstanding	84,918	86,490	107,274
Denominator for Two-Class Method—Diluted	29,768,021	29,733,721	29,083,893
Earnings per common share—basic	$1.95	$1.70	$1.18
Earnings per common share—diluted	$1.95	$1.70	$1.18
Warrants considered anti-dilutive excluded from dilutive potential common shares - exercise price $31.53 per share, expires January 2019	517,012	517,012	517,012
Stock options considered anti-dilutive excluded from dilutive potential common shares	419,538	619,418	747,443
Restricted stock considered anti-dilutive excluded from dilutive potential common shares	59,297	51,169	75,012

NOTE 3. FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2014 and 2013. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$14,880	$—	$14,880
Obligations of U.S. government corporations and agencies	—	269,285	—	269,285
Collateralized mortgage obligations of U.S. government corporations and agencies	—	118,006	—	118,006
Residential mortgage-backed securities of U.S. government corporations and agencies	—	46,668	—	46,668
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	39,673	—	39,673
Obligations of states and political subdivisions	—	142,702	—	142,702
Marketable equity securities	178	8,881	—	9,059
Total securities available-for-sale	178	640,095	—	640,273
Trading securities held in a Rabbi Trust	3,456	—	—	3,456
Total securities	3,634	640,095	—	643,729
Derivative financial assets:
Interest rate swaps	—	12,981	—	12,981
Interest rate lock commitments	—	235	—	235
Total Assets	$3,634	$653,311	$—	$656,945
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$12,953	$—	$12,953
Forward sale contracts	—	57	—	57
Total Liabilities	$—	$13,010	$—	$13,010

NOTE 3. FAIR VALUE MEASUREMENTS -- continued

	December 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$—	$234,751	$—	$234,751
Collateralized mortgage obligations of U.S. government corporations and agencies	—	63,774	—	63,774
Residential mortgage-backed securities of U.S. government corporations and agencies	—	48,669	—	48,669
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	39,052	—	39,052
Obligations of states and political subdivisions	—	114,264	—	114,264
Marketable equity securities	202	8,713	—	8,915
Total securities available-for-sale	202	509,223	—	509,425
Trading securities held in a Rabbi Trust	2,864	—	—	2,864
Total securities	3,066	509,223	—	512,289
Derivative financial assets:
Interest rate swaps	—	13,698	—	13,698
Interest rate lock commitments	—	85	—	85
Forward sales contracts	—	34	—	34
Total Assets	$3,066	$523,040	$—	$526,106
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	—	13,647	—	13,647
Total Liabilities	$—	$13,647	$—	$13,647
We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market. The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine the fair value:

	Years ended December 31,
(dollars in thousands)	2014	2013
Balance at beginning of year	$—	$300
Total gains included in other comprehensive income (loss)(1)	—	44
Net purchases, sales, issuances and settlements	—	—
Transfers out of Level 3	—	(344)
Balance at End of Year	$—	$—

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
We may be required to measure certain assets and liabilities on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2014 and 2013. The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

NOTE 3. FAIR VALUE MEASUREMENTS -- continued

	December 31, 2014				December 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Loans held for sale	$—	$—	$—	$—	$—	$—	$1,516	$1,516
Impaired loans	—	—	12,916	12,916	—	—	19,197	19,197
Other real estate owned	—	—	117	117	—	—	317	317
Mortgage servicing rights	—	—	2,934	2,934	—	—	1,025	1,025
Total Assets	$—	$—	$15,967	$15,967	$—	$—	$22,055	$22,055

(1)	This table presents only the nonrecurring items that are recorded at fair value in our financial statements.
The carrying values and fair values of our financial instruments at December 31, 2014 and 2013 are presented in the following tables:

		Fair Value Measurements at December 31, 2014
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$109,580	$109,580	$109,580	$—	$—
Securities available-for-sale	640,273	640,273	178	640,095	—
Loans held for sale	2,970	2,991	—	—	2,991
Portfolio loans, net of unearned income	3,868,746	3,827,634	—	—	3,827,634
Bank owned life insurance	62,252	62,252	—	62,252	—
FHLB and other restricted stock	15,135	15,135	—	—	15,135
Trading securities held in a Rabbi Trust	3,456	3,456	3,456	—	—
Mortgage servicing rights	2,817	2,934	—	—	2,934
Interest rate swaps	12,981	12,981	—	12,981	—
Interest rate lock commitments	235	235	—	235	—
LIABILITIES
Deposits	$3,908,842	$3,910,342	$—	$—	$3,910,342
Securities sold under repurchase agreements	30,605	30,605	—	—	30,605
Short-term borrowings	290,000	290,000	—	—	290,000
Long-term borrowings	19,442	20,462	—	—	20,462
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	12,953	12,953	—	12,953	—
Forward sale contracts	57	57		57

(1)	As reported in the Consolidated Balance Sheets

NOTE 3. FAIR VALUE MEASUREMENTS -- continued

		Fair Value Measurements at December 31, 2013
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$108,356	$108,356	$108,356	$—	$—
Securities available-for-sale	509,425	509,425	202	509,223	—
Loans held for sale	2,136	2,139	—	—	2,139
Portfolio loans, net of unearned income	3,566,199	3,538,072	—	—	3,538,072
Bank owned life insurance	60,480	60,480	—	60,480	—
FHLB and other restricted stock	13,629	13,629	—	—	13,629
Trading securities held in a Rabbi Trust	2,864	2,864	2,864	—	—
Mortgage servicing rights	2,919	3,143	—	—	3,143
Interest rate swaps	13,698	13,698	—	13,698	—
Interest rate lock commitments	85	85	—	85	—
Forward sale contracts	34	34	—	34	—
LIABILITIES
Deposits	$3,672,308	$3,673,624	$—	$—	$3,673,624
Securities sold under repurchase agreements	33,847	33,847	—	—	33,847
Short-term borrowings	140,000	140,000	—	—	140,000
Long-term borrowings	21,810	22,924	—	—	22,924
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	13,647	13,647	—	13,647	—

(1)	As reported in the Consolidated Balance Sheets
NOTE 4. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Board of Governors of the Federal Reserve System, or the Federal Reserve, imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the Federal Reserve. The required reserves averaged $41.8 million for the year ended 2014, $39.7 million for the year ended 2013 and $36.6 million for the year ended 2012.
NOTE 5. DIVIDEND AND LOAN RESTRICTIONS
S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of our revenues consist of dividend payments we receive from S&T Bank. S&T Bank, in turn, is subject to state laws and regulations that limit the amount of dividends it can pay to us. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve has indicated that banking organizations should generally pay dividends only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Thus, under certain circumstances based upon our financial condition, our ability to declare and pay quarterly dividends may require consultation with the Federal Reserve and may be prohibited by applicable Federal Reserve guidelines.
Federal law prohibits us from borrowing from S&T Bank unless such loans are collateralized by specific obligations. Further, such loans are limited to 10 percent of S&T Bank’s capital stock and surplus. In April 2012, we closed a $5.0 million line of credit with S&T Bank that had been secured by investments of another subsidiary of S&T.

NOTE 6. SECURITIES AVAILABLE-FOR-SALE
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	December 31, 2014				December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$14,873	$7	$—	$14,880	$—	$—	$—	$—
Obligations of U.S. government corporations and agencies	268,029	2,334	(1,078)	269,285	235,181	2,151	(2,581)	234,751
Collateralized mortgage obligations of U.S. government corporations and agencies	116,897	1,257	(148)	118,006	63,776	601	(603)	63,774
Residential mortgage-backed securities of U.S. government corporations and agencies	45,274	1,548	(154)	46,668	47,934	1,420	(685)	48,669
Commercial mortgage-backed securities of U.S. government corporations and agencies	39,834	232	(393)	39,673	40,357	—	(1,305)	39,052
Obligations of states and political subdivisions	136,977	5,789	(64)	142,702	115,572	1,294	(2,602)	114,264
Debt Securities	621,884	11,167	(1,837)	631,214	502,820	5,466	(7,776)	500,510
Marketable equity securities	7,579	1,480	—	9,059	7,579	1,336	—	8,915
Total	$629,463	$12,647	$(1,837)	$640,273	$510,399	$6,802	$(7,776)	$509,425
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Gross realized gains	$41	$5	$3,027
Gross realized losses	—	—	(11)
Net Realized Gains	$41	$5	$3,016

NOTE 6. SECURITIES AVAILABLE-FOR-SALE -- continued

The following tables present the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	December 31, 2014
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	4	$39,745	$(207)	8	$63,149	$(871)	12	$102,894	$(1,078)
Collateralized mortgage obligations of U.S. government corporations and agencies	1	9,323	(148)	—	—	—	1	9,323	(148)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	1	8,982	(154)	1	8,982	(154)
Commercial mortgage-backed securities of U.S. government corporations and agencies	1	9,998	(25)	2	20,640	(368)	3	30,638	(393)
Obligations of states and political subdivisions	1	263	(1)	2	10,756	(63)	3	11,019	(64)
Total Temporarily Impaired Securities	7	$59,329	$(381)	13	$103,527	$(1,456)	20	$162,856	$(1,837)

NOTE 6. SECURITIES AVAILABLE-FOR-SALE -- continued

	December 31, 2013
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	16	$126,017	$(2,581)	—	$—	$—	16	$126,017	$(2,581)
Collateralized mortgage obligations of U.S. government corporations and agencies	3	39,522	(603)	—	—	—	3	39,522	(603)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	22,822	(685)	—	—	—	2	22,822	(685)
Commercial mortgage-backed securities of U.S. government corporations and agencies	4	39,052	(1,305)	—	—	—	4	39,052	(1,305)
Obligations of states and political subdivisions	16	47,529	(1,739)	2	10,088	(863)	18	57,617	(2,602)
Total Temporarily Impaired Securities	41	$274,942	$(6,913)	2	$10,088	$(863)	43	$285,030	$(7,776)

We do not believe any individual unrealized loss as of December 31, 2014 represents an OTTI. As of December 31, 2014, the unrealized losses on 20 debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There were no unrealized losses on marketable equity securities. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

The following table displays net unrealized gains and losses, net of tax on securities available for sale included in accumulated other comprehensive income/(loss) for the periods presented:

	December 31, 2014			December 31, 2013
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Total unrealized gains/(losses) on securities available for sale	$12,647	$(1,837)	$10,810	$6,802	$(7,776)	$(974)
Income tax expense/(benefit)	4,426	(643)	3,783	2,381	(2,722)	(341)
Net unrealized gains/(losses), net of tax included in accumulated other comprehensive income/(loss)	$8,221	$(1,194)	$7,027	$4,421	$(5,054)	$(633)
The amortized cost and fair value of securities available-for-sale at December 31, 2014 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTE 6. SECURITIES AVAILABLE-FOR-SALE -- continued

	December 31, 2014
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$21,137	$21,339
Due after one year through five years	196,589	197,183
Due after five years through ten years	101,013	102,788
Due after ten years	101,140	105,557
	419,879	426,867
Collateralized mortgage obligations of U.S. government corporations and agencies	116,897	118,006
Residential mortgage-backed securities of U.S. government corporations and agencies	45,274	46,668
Commercial mortgage-backed securities of U.S. government corporations and agencies	39,834	39,673
Debt Securities	621,884	631,214
Marketable equity securities	7,579	9,059
Total	$629,463	$640,273
At December 31, 2014 and 2013, securities with carrying values of $289.1 million and $243.2 million were pledged for various regulatory and legal requirements.

NOTE 7. LOANS AND LOANS HELD FOR SALE
Loans are presented net of unearned income of $2.1 million and $1.3 million at December 31, 2014 and 2013. The following table indicates the composition of the loans as of the dates presented:

	December 31,
(dollars in thousands)	2014	2013
Commercial
Commercial real estate	$1,682,236	$1,607,756
Commercial and industrial	994,138	842,449
Commercial construction	216,148	143,675
Total Commercial Loans	2,892,522	2,593,880
Consumer
Residential mortgage	489,586	487,092
Home equity	418,563	414,195
Installment and other consumer	65,567	67,883
Consumer construction	2,508	3,149
Total Consumer Loans	976,224	972,319
Total Portfolio Loans	3,868,746	3,566,199
Loans held for sale	2,970	2,136
Total Loans	$3,871,716	$3,568,335
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by monitoring the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 75 percent of total portfolio loans at December 31, 2014 and 73 percent of total portfolio loans at December 31, 2013. Within our commercial portfolio, CRE and Commercial Construction portfolios combined comprise 66 percent of total commercial loans and 49 percent of total portfolio loans at December 31, 2014 and 68 percent of total commercial loans and 49 percent of total portfolio loans at December 31, 2013. Further segmentation of the CRE and Commercial Construction portfolios by industry and collateral type reveal no concentration in excess of nine percent of total loans at either December 31, 2014 or December 31, 2013.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area resulting in a

NOTE 7. LOANS AND LOANS HELD FOR SALE -- continued

geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Management believes underwriting guidelines, active monitoring of economic conditions and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio. Our CRE and Commercial Construction portfolios have out of market exposure of 8 percent of the combined portfolio and 3.9 percent of total loans at December 31, 2014 and 7.9 percent of the combined portfolio and 3.9 percent of total loans at December 31, 2013.
TDRs are loans where we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise grant. We strive to identify borrowers in financial difficulty early and work with them to modify the terms before their loan reaches nonaccrual status. These modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates or principal deferment. While unusual, there may be instances of principal forgiveness. These modifications are generally for longer term periods that would not be considered insignificant. Additionally, we classify loans where the debt obligation has been discharged through a Chapter 7 Bankruptcy and not reaffirmed as TDRs.
We individually evaluate all substandard commercial loans that have experienced a forbearance or change in terms agreement, as well as all substandard consumer and residential mortgage loans that entered into an agreement to modify their existing loan to determine if they should be designated as TDRs. All TDRs are considered to be impaired loans and will be reported as impaired loans for the remaining life of the loan, unless the restructuring agreement specifies and interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement. Further, all impaired loans are reported as nonaccrual loans unless the loan is a TDR that has met the requirements to be returned to accruing status. TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring.
The following table summarizes the restructured loans as of the dates presented:

	December 31, 2014			December 31, 2013
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$16,939	$2,180	$19,119	$19,711	$3,898	$23,609
Commercial and industrial	8,074	356	8,430	7,521	1,884	9,405
Commercial construction	5,736	1,869	7,605	5,338	2,708	8,046
Residential mortgage	2,839	459	3,298	2,581	1,356	3,937
Home equity	3,342	562	3,904	3,924	218	4,142
Installment and other consumer	53	10	63	154	3	157
Total	$36,983	$5,436	$42,419	$39,229	$10,067	$49,296

NOTE 7. LOANS AND LOANS HELD FOR SALE -- continued

The following tables present the restructured loans for the 12 months ended December 31:

	2014
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	4	$1,991	$1,965	$26
Commercial and industrial
Principal deferral	2	$381	$356	$25
Commercial construction
Maturity date extension	1	1,019	974	45
Residential mortgage
Chapter 7 bankruptcy(2)	9	651	634	17
Home equity
Maturity date extension	6	349	348	1
Interest rate reduction and maturity date extension	2	96	95	1
Chapter 7 bankruptcy(2)	15	432	382	50
Installment and other consumer
Chapter 7 bankruptcy(2)	5	30	23	7
Total by Concession Type
Principal deferral	6	2,372	2,321	51
Interest rate reduction and maturity date extension	2	96	95	1
Maturity date extension	7	1,368	1,322	46
Chapter 7 bankruptcy(2)	29	1,113	1,039	74
Total	44	$4,949	$4,777	$172

(1)
Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

(2)	Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

NOTE 7. LOANS AND LOANS HELD FOR SALE -- continued

	2013
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	4	$2,772	$2,494	$(278)
Interest rate reduction and maturity date extension	2	664	636	(28)
Principal forgiveness (2)	1	4,339	4,216	(123)
Maturity date extension	1	219	219	—
Chapter 7 bankruptcy(3)	6	227	190	(37)
Commercial and industrial
Principal deferral	2	$670	$638	$(32)
Maturity date extension	1	751	739	(12)
Chapter 7 bankruptcy(3)	1	3	1	(2)
Residential mortgage
Principal deferral	2	153	149	(4)
Interest rate reduction	1	54	54	—
Chapter 7 bankruptcy(3)	8	617	592	(25)
Home Equity
Principal deferral	1	174	17	(157)
Chapter 7 bankruptcy(3)	30	1,032	982	(50)
Installment and other consumer
Chapter 7 bankruptcy(3)	11	104	91	(13)
Total by Concession Type
Principal deferral	9	3,769	3,298	(471)
Interest rate reduction	1	54	54	—
Interest rate reduction and maturity date extension	2	664	636	(28)
Principal forgiveness (2)	1	4,339	4,216	(123)
Maturity date extension	2	970	958	(12)
Chapter 7 bankruptcy(3)	56	1,983	1,856	(127)
Total	71	$11,779	$11,018	$(761)

(1)
Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

(2)	This loan had debt forgiveness of $0.1 million to the customer; however, the loan was previously charged-off to a balance below the actual contractual balance.

(3)	Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
During 2014, we modified six loans that were not considered to be TDRs, including four C&I loans for $3.2 million and two CRE loans for $1.2 million. The modifications primarily represented instances where we were adequately compensated through additional collateral or a higher interest rate or there was an insignificant delay in payment. As of December 31, 2014, we have no commitments to lend additional funds on any TDRs.
We returned nine TDRs to accruing status during the twelve months ended December 31, 2014 totaling $1.9 million. We returned six TDRs to accruing status during 2013 totaling $6.9 million.

NOTE 7. LOANS AND LOANS HELD FOR SALE -- continued

Defaulted TDRs are loans having a payment default of 90 days or more after the restructuring takes place. The following table is a summary of TDRs which defaulted during the years ended December 31, 2014 and 2013 that had been restructured within the last 12 months prior to defaulting:

	Defaulted TDRs
	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate	—	$—	1	$75
Commercial and industrial	—	—	2	438
Residential real estate	1	20	8	607
Home equity	2	44	6	193
Total	3	$64	17	$1,313
The following table is a summary of nonperforming assets as of the dates presented:

	December 31,
(dollars in thousands)	2014	2013
Nonperforming Assets
Nonaccrual loans	$7,021	$12,387
Nonaccrual TDRs	5,436	10,067
Total nonaccrual loans	12,457	22,454
OREO	166	410
Total Nonperforming Assets	$12,623	$22,864
OREO consists of five properties and is included in other assets in the Consolidated Balance Sheets. It is our policy to obtain OREO appraisals on an annual basis.
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
The following table presents a summary of the aggregate amount of loans to any such persons as of December 31:

(dollars in thousands)	2014	2013
Balance at beginning of year	$23,848	$36,075
New loans	27,799	22,534
Repayments	(24,279)	(34,761)
Balance at End of Year	$27,368	$23,848

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

NOTE 8. ALLOWANCE FOR LOAN LOSSES -- continued

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
We further assess risk within each portfolio segment by pooling loans with similar risk characteristics. For the commercial loan classes, the most important indicator of risk is the internally assigned risk rating, including pass, special mention and substandard. Consumer loans are pooled by type of collateral, lien position and LTV ratio for Consumer Real Estate loans. Historical loss rates are applied to these loan pools to determine the reserve for loans collectively evaluated for impairment.
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	December 31, 2014
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due Loans	Total Loans
Commercial real estate	$1,674,930	$2,548	$323	$4,435	$7,306	$1,682,236
Commercial and industrial	991,136	1,227	153	1,622	3,002	994,138
Commercial construction	214,174	—	—	1,974	1,974	216,148
Residential mortgage	485,465	565	1,220	2,336	4,121	489,586
Home equity	414,303	1,756	445	2,059	4,260	418,563
Installment and other consumer	65,111	352	73	31	456	65,567
Consumer construction	2,508	—	—	—	—	2,508
Total	$3,847,627	$6,448	$2,214	$12,457	$21,119	$3,868,746

NOTE 8. ALLOWANCE FOR LOAN LOSSES -- continued

	December 31, 2013
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due Loans	Total Loans
Commercial real estate	$1,595,590	$1,209	$207	$10,750	$12,166	$1,607,756
Commercial and industrial	836,276	2,599	278	3,296	6,173	842,449
Commercial construction	139,133	1,049	751	2,742	4,542	143,675
Residential mortgage	481,260	828	1,666	3,338	5,832	487,092
Home equity	408,777	2,468	659	2,291	5,418	414,195
Installment and other consumer	67,420	382	44	37	463	67,883
Consumer construction	3,149	—	—	—	—	3,149
Total	$3,531,605	$8,535	$3,605	$22,454	$34,594	$3,566,199
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
The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	December 31, 2014
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$1,635,132	97.2%	$948,663	95.4%	$196,520	90.9%	$2,780,315	96.1%
Special mention	23,597	1.4%	30,357	3.1%	12,014	5.6%	65,968	2.3%
Substandard	23,507	1.4%	15,118	1.5%	7,614	3.5%	46,239	1.6%
Total	$1,682,236	100.0%	$994,138	100.0%	$216,148	100.0%	$2,892,522	100.0%

	December 31, 2013
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$1,519,720	94.5%	$792,029	94.0%	$119,177	82.9%	$2,430,926	93.7%
Special mention	57,073	3.6%	34,085	4.1%	15,621	10.9%	106,779	4.1%
Substandard	30,963	1.9%	16,335	1.9%	8,877	6.2%	56,175	2.2%
Total	$1,607,756	100.0%	$842,449	100.0%	$143,675	100.0%	$2,593,880	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

NOTE 8. ALLOWANCE FOR LOAN LOSSES -- continued

	December 31, 2014
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$487,250	99.5%	$416,504	99.5%	$65,536	99.9%	$2,508	100.0%	$971,798	99.5%
Nonperforming	2,336	0.5%	2,059	0.5%	31	0.1%	—	—%	4,426	0.5%
Total	$489,586	100.0%	$418,563	100.0%	$65,567	100.0%	$2,508	100.0%	$976,224	100.0%

	December 31, 2013
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$483,754	99.3%	$411,904	99.4%	$67,846	99.9%	$3,149	100.0%	$966,653	99.4%
Nonperforming	3,338	0.7%	2,291	0.6%	37	0.1%	—	—%	5,666	0.6%
Total	$487,092	100.0%	$414,195	100.0%	$67,883	100.0%	$3,149	100.0%	$972,319	100.0%
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

NOTE 8. ALLOWANCE FOR LOAN LOSSES -- continued

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	December 31, 2014			December 31, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—	—
Commercial construction	—	—	—	681	1,383	25
Consumer real estate	43	43	43	53	53	53
Other consumer	20	20	11	33	33	19
Total with a Related Allowance Recorded	63	63	54	767	1,469	97
Without a related allowance recorded:
Commercial real estate	19,890	25,262	—	26,968	35,474	—
Commercial and industrial	9,218	9,449	—	9,580	9,703	—
Commercial construction	7,605	11,293	—	7,391	12,353	—
Consumer real estate	7,159	7,733	—	8,026	9,464	—
Other consumer	42	48	—	124	128	—
Total without a Related Allowance Recorded	43,914	53,785	—	52,089	67,122	—
Total:
Commercial real estate	19,890	25,262	—	26,968	35,474	—
Commercial and industrial	9,218	9,449	—	9,580	9,703	—
Commercial construction	7,605	11,293	—	8,072	13,736	25
Consumer real estate	7,202	7,776	43	8,079	9,517	53
Other consumer	62	68	11	157	161	19
Total	$43,977	$53,848	$54	$52,856	$68,591	$97

NOTE 8. ALLOWANCE FOR LOAN LOSSES -- continued

The following table summarizes investments in loans considered to be impaired and related information on those impaired loans for the years presented:

	For the Year Ended
	December 31, 2014		December 31, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$—	$—	$1,895	$—
Commercial and industrial	—	—	—	—
Commercial construction	—	—	1,652	49
Consumer real estate	48	4	60	6
Other consumer	24	2	24	4
Total with a Related Allowance Recorded	72	6	3,631	59
Without a related allowance recorded:
Commercial real estate	20,504	684	29,314	929
Commercial and industrial	9,246	241	11,439	254
Commercial construction	8,145	227	14,112	326
Consumer real estate	7,027	396	8,714	436
Other consumer	56	2	114	6
Total without a Related Allowance Recorded	44,978	1,550	63,693	1,951
Total:
Commercial real estate	20,504	684	31,209	929
Commercial and industrial	9,246	241	11,439	254
Commercial construction	8,145	227	15,764	375
Consumer real estate	7,074	400	8,774	442
Other consumer	81	4	138	10
Total	$45,050	$1,556	$67,324	$2,010
The following tables detail activity in the ALL for the periods presented:

	2014
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of year	$18,921	$14,433	$5,374	$6,362	$1,165	$46,255
Charge-offs	(2,041)	(1,267)	(712)	(1,200)	(1,133)	(6,353)
Recoveries	1,798	3,647	146	350	353	6,294
Net (Charge-offs)/ Recoveries	(243)	2,380	(566)	(850)	(780)	(59)
Provision for loan losses	1,486	(3,145)	1,285	821	1,268	1,715
Balance at End of Year	$20,164	$13,668	$6,093	$6,333	$1,653	$47,911

NOTE 8. ALLOWANCE FOR LOAN LOSSES -- continued

	2013
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of year	$25,246	$7,759	$7,500	$5,058	$921	$46,484
Charge-offs	(4,601)	(2,714)	(4,852)	(2,407)	(1,002)	(15,576)
Recoveries	3,388	2,142	531	651	324	7,036
Net (Charge-offs)/ Recoveries	(1,213)	(572)	(4,321)	(1,756)	(678)	(8,540)
Provision for loan losses	(5,112)	7,246	2,195	3,060	922	8,311
Balance at End of Year	$18,921	$14,433	$5,374	$6,362	$1,165	$46,255
The following tables present the ALL and recorded investments in loans by category as of December 31:

	2014
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$20,164	$20,164	$19,890	$1,662,346	$1,682,236
Commercial and industrial	—	13,668	13,668	9,218	984,920	994,138
Commercial construction	—	6,093	6,093	7,605	208,543	216,148
Consumer real estate	43	6,290	6,333	7,202	903,455	910,657
Other consumer	11	1,642	1,653	62	65,505	65,567
Total	$54	$47,857	$47,911	$43,977	$3,824,769	$3,868,746

	2013
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$18,921	$18,921	$26,968	$1,580,788	$1,607,756
Commercial and industrial	—	14,433	14,433	9,580	832,869	842,449
Commercial construction	25	5,349	5,374	8,072	135,603	143,675
Consumer real estate	53	6,309	6,362	8,079	896,357	904,436
Other consumer	19	1,146	1,165	157	67,726	67,883
Total	$97	$46,158	$46,255	$52,856	$3,513,343	$3,566,199

NOTE 9. PREMISES AND EQUIPMENT
The following table is a summary of premises and equipment as of the dates presented:

	December 31,
(dollars in thousands)	2014	2013
Land	$6,193	$6,193
Premises	44,690	42,320
Furniture and equipment	26,661	25,139
Leasehold improvements	6,545	5,944
	84,089	79,596
Accumulated depreciation	(45,923)	(42,981)
Total	$38,166	$36,615
Depreciation expense related to premises and equipment was $3.5 million in 2014, $3.5 million in 2013 and $3.9 million in 2012.
Certain banking facilities are leased under arrangements expiring at various dates until the year 2054. We account for these leases on a straight-line basis due to escalation clauses. All leases are accounted for as operating leases, except for one capital lease. Rental expense for premises amounted to $2.7 million, $2.5 million and $2.4 million in 2014, 2013 and 2012. Included in

NOTE 9. PREMISES AND EQUIPMENT -- continued

the rental expense for premises are leases entered into with two S&T directors, which totaled $0.2 million each year in 2014, 2013 and 2012.
Minimum annual rental and renewal option payments for each of the following five years and thereafter are approximately:

(dollars in thousands)	Operating	Capital	Total
2015	$2,274	$76	$2,350
2016	2,200	76	2,276
2017	2,178	76	2,254
2018	2,143	76	2,219
2019	2,156	77	2,233
Thereafter	40,352	687	41,039
Total	$51,303	$1,068	$52,371

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents goodwill as of the dates presented:

	December 31,
(dollars in thousands)	2014	2013
Balance at beginning of year	$175,820	$175,733
Additions	—	87
Balance at End of Year	$175,820	$175,820
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
The following table shows a summary of intangible assets as of the dates presented:

	December 31,
(dollars in thousands)	2014	2013
Gross carrying amount at beginning of year	$16,401	$16,401
Additions	—	—
Accumulated amortization	(13,770)	(12,642)
Balance at End of Year	$2,631	$3,759
Intangible assets as of December 31, 2014 consisted of $2.1 million for the acquisition of core deposits, $0.1 million for the acquisition of wealth management relationships and $0.4 million for the acquisition of insurance contract relationships. We determined the amount of identifiable intangible assets based upon independent core deposit, wealth management and insurance contract valuations. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. There were no triggering events in 2014 requiring an impairment analysis to be completed.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS -- continued

Amortization expense on finite-lived intangible assets totaled $1.1 million, $1.6 million and $1.7 million for 2014, 2013 and 2012. The following is a summary of the expected amortization expense for finite-lived intangibles assets, assuming no new additions, for each of the five years following December 31, 2014:

(dollars in thousands)	Amount

2015	$883
2016	645
2017	500
2018	134
2019	122
Total	$2,284

NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table indicates the amount representing the value of derivative assets and derivative liabilities at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2014	2013	2014	2013
Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts—Commercial Loans
Fair value	$12,981	$13,698	$12,953	$13,647
Notional amount	245,152	261,754	245,152	261,754
Collateral posted	—	—	12,059	12,611
Interest Rate Lock Commitments—Mortgage Loans
Fair value	235	85	—	—
Notional amount	8,822	3,989	—	—
Forward Sale Contracts—Mortgage Loans
Fair value	—	34	57	—
Notional amount	—	5,250	7,789	—
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2014	2013	2014	2013
Derivatives not Designated as Hedging Instruments
Gross amounts recognized	$13,203	$14,012	$13,175	$13,961
Gross amounts offset	(222)	(314)	(222)	(314)
Net amounts presented in the Consolidated Balance Sheets	12,981	13,698	12,953	13,647
Gross amounts not offset(1)	—	—	(12,059)	(12,611)
Net Amount	$12,981	$13,698	$894	$1,036

(1)	Amounts represent posted collateral.

NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- continued

The following table indicates the gain or loss recognized in income on derivatives for the years ended December 31:

(dollars in thousands)	2014	2013	2012
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(24)	$(174)	$101
Interest rate lock commitments—mortgage loans	150	(382)	223
Forward sale contracts—mortgage loans	(90)	82	47
Total Derivative Gain (Loss)	$36	$(474)	$371

NOTE 12. MORTGAGE SERVICING RIGHTS
For the years ended December 31, 2014, 2013 and 2012, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $40.1 million, $62.9 million and $82.9 million. At December 31, 2014, 2013 and 2012 our servicing portfolio totaled $325.8 million, $327.4 million and $329.2 million.
The following table indicates MSRs and the net carrying values:

(dollars in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value
Balance at December 31, 2012	$3,206	$(1,100)	$2,106
Additions	780	—	780
Amortization	(778)	—	(778)
Temporary impairment recapture	—	811	811
Balance at December 31, 2013	$3,208	$(289)	$2,919
Additions	431	—	431
Amortization	(531)	—	(531)
Temporary impairment	—	(2)	(2)
Balance at December 31, 2014	$3,108	$(291)	$2,817

NOTE 13. DEPOSITS
The following table presents the composition of deposits at December 31 and interest expense for the years ended December 31:

	2014		2013		2012
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$1,083,919	$—	$992,779	$—	$960,980	$—
Interest-bearing demand	335,099	19	312,790	75	316,760	146
Money market	376,612	572	281,403	446	361,233	528
Savings	1,027,095	1,607	994,805	1,735	965,571	2,356
Certificates of deposit	1,086,117	7,930	1,090,531	9,150	1,033,884	13,766
Total	$3,908,842	$10,128	$3,672,308	$11,406	$3,638,428	$16,796
The aggregate of all certificates of deposit over $100,000 amounted to $382.2 million and $433.8 million at December 31, 2014 and 2013.

NOTE 13. DEPOSITS -- continued

The following table indicates the scheduled maturities of certificates of deposit at December 31, 2014:

(dollars in thousands)	Amount

2015	$628,889
2016	143,728
2017	230,051
2018	45,139
2019	30,295
Thereafter	8,015
Total	$1,086,117

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
The following table represents the composition of short-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

	2014			2013			2012
(dollars in thousands)	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense
REPOs	$30,605	0.01%	$3	$33,847	0.01%	$62	$62,582	0.20%	$82
FHLB advances	290,000	0.31%	511	140,000	0.30%	279	75,000	0.19%	123
Total Short-term Borrowings	$320,605	0.27%	$514	$173,847	0.24%	$341	$137,582	0.19%	$205

NOTE 15. LONG-TERM BORROWINGS AND SUBORDINATED DEBT
Our long-term borrowings at the Pittsburgh FHLB as of December 31, 2014 and 2013 were $19.3 million and $21.6 million. FHLB borrowings are collateralized by a blanket lien on residential mortgages and other real estate secured loans. Total loans pledged as collateral at the FHLB were $2.3 billion at year end 2014. The FHLB has eliminated the requirement that it may require collateral delivery for any portion of credit exposure that exceeds 70 percent of maximum borrowing capacity. We were eligible to borrow up to an additional $1.3 billion based on qualifying collateral, to a maximum borrowing capacity of $1.6 billion.
The following table represents the balance of long-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

(dollars in thousand)	2014	2013	2012
Long-term borrowings	$19,442	$21,810	$34,101
Weighted average interest rate	3.00%	3.01%	3.17%
Interest expense	$617	$746	$1,107
Scheduled annual maturities and average interest rates for all of our long-term debt, including a capital lease of $0.2 million, for each of the five years and thereafter subsequent to December 31, 2014 are as follows:

NOTE 15. LONG-TERM BORROWINGS AND SUBORDINATED DEBT -- continued

(dollars in thousands)	Balance	Average Rate
2015	$2,399	3.41%
2016	2,330	3.44%
2017	2,412	3.53%
2018	2,496	3.67%
2019	2,514	3.13%
Thereafter	7,291	2.20%
Total	$19,442	2.97%
Junior Subordinated Debt Securities
The following table represents the composition of junior subordinated debt securities at December 31 and the interest expense for the years ended December 31:

	2014		2013		2012
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
2006 Junior subordinated debt	$25,000	$463	$25,000	$475	$25,000	$523
2008 Junior subordinated debt—trust preferred securities	20,619	759	20,619	770	20,619	808
2008 Junior subordinated debt	—	—	—	422	20,000	818
2008 Junior subordinated debt	—	—	—	403	25,000	766
Total	$45,619	$1,222	$45,619	$2,070	$90,619	$2,915
The following table summarizes the key terms of our junior subordinated debt securities:

(dollars in thousands)	2006 Junior Subordinated Debt	2008 Trust Preferred Securities	2008 Junior Subordinated Debt	2008 Junior Subordinated Debt
Junior Subordinated Debt	$25,000	—	$20,000	$25,000
Trust Preferred Securities	—	$20,619	—	—
Stated Maturity Date	12/15/2036	3/15/2038	6/15/2018	5/30/2018
Optional redemption date at par	Any time after 9/15/2011	Any time after 3/15/2013	Any time after 6/15/2013	Any time after 5/30/2013
Regulatory Capital	Tier 2	Tier 1	Tier 2	Tier 2
Interest Rate	3 month LIBOR plus 160 bps	3 month LIBOR plus 350 bps	3 month LIBOR plus 350 bps	3 month LIBOR plus 250 bps
Interest Rate at December 31, 2014	1.84%	3.74%	—%	—%
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

NOTE 16. COMMITMENTS AND CONTINGENCIES
Commitments
The following table sets forth our commitments and letters of credit as of the dates presented:

	December 31,
(dollars in thousands)	2014	2013
Commitments to extend credit	$1,158,628	$1,038,529
Standby letters of credit	73,584	78,639
Total	$1,232,212	$1,117,168
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
Our allowance for unfunded loan commitments totaled $2.3 million at December 31, 2014 and $2.9 million at December 31, 2013.
We have future commitments with third party vendors for data processing and communication charges. We had data processing and communication expense of $9.8 million , $9.5 million and $10.3 million for 2014, 2013 and 2012. Included in the 2013 expense is $0.8 million in one-time merger related expense.
The following table sets forth the future estimated payments related to data processing and communication charges for each of the five years following December 31, 2014:

(dollars in thousands)	Total

2015	$11,326
2016	10,715
2017	11,057
2018	11,411
2019	11,777
Total	$56,286
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

NOTE 17. INCOME TAXES
Income tax expense (benefit) for the years ended December 31 are comprised of:

(dollars in thousands)	2014	2013	2012
Current	$15,979	$16,836	$6,223
Deferred	1,536	(2,358)	1,038
Total	$17,515	$14,478	$7,261
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

NOTE 17. INCOME TAXES -- continued

The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
Low income housing tax credits	(5.8)%	(6.8)%	(10.5)%
Tax-exempt interest	(4.6)%	(4.5)%	(6.7)%
Bank owned life insurance	(0.8)%	(1.0)%	(1.2)%
Other	(0.6)%	(0.4)%	0.9%
Effective Tax Rate	23.2%	22.3%	17.5%
Significant components of our temporary differences were as follows at December 31:

(dollars in thousands)	2014	2013
Deferred Tax Liabilities:
Net unrealized holding gains on securities available-for-sale	$(3,783)	$—
Prepaid pension	(3,472)	(3,730)
Deferred loan income	(2,165)	(1,614)
Purchase accounting adjustments	(631)	(801)
Depreciation on premises and equipment	(1,590)	(1,061)
Other	(812)	(823)
Total Deferred Tax liabilities	(12,453)	(8,029)
Deferred Tax Assets:
Net unrealized holding losses on securities available-for-sale	—	361
Allowance for loan losses	17,567	18,890
Other employee benefits	2,453	2,369
Low income housing partnerships	4,049	3,147
Net adjustment to funded status of pension	11,089	6,495
Impairment of securities	1,313	1,313
Delinquent interest on nonaccrual loans	—	1,626
State net operating loss carryforwards	2,249	1,828
Other	4,668	3,950
Gross Deferred Tax Assets	43,388	39,979
Less: Valuation allowance	(2,249)	(2,199)
Total Deferred Tax Assets	41,139	37,780
Net Deferred Tax Asset	$28,686	$29,751
We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the deferred tax assets. Except for Pennsylvania net operating losses, or NOLs, we have determined that a valuation allowance is unnecessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The valuation allowance is reviewed quarterly and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets were reduced by a valuation allowance of $2.2 million in 2014 related to Pennsylvania income tax NOLs. The PA NOL carryforwards total $22.5 million and will expire in the years 2020-2034.

NOTE 17. INCOME TAXES -- continued

Unrecognized Tax Benefits
A reconciliation of the change in Federal and State gross unrecognized tax benefits, or UTB, for the years ended December 31:

(dollars in thousands)	2014	2013	2012
Balance at beginning of year	$1,902	$978	$200
Prior period tax positions
Increase	55	924	—
Decrease	(1,673)	—	—
Current period tax positions	—	—	913
Reductions for statute of limitations expirations	—	—	(135)
Balance at End of Year	$284	$1,902	$978
Amount That Would Affect the Effective Tax Rate if Recognized	$184	$148	$147
We classify interest and penalties as an element of tax expense. We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. In 2014, we reduced our reserve for tax and interest by $1.7 million to eliminate our UTB relating to Bad Debts that existed at December 31, 2013. Upon review of Large Business & International Directive 04-1014-008 issued October 24, 2014, we determined it is more likely than not upon examination our filing position, for which we previously maintained a reserve for UTB, would be upheld. As of December 31, 2014, no other significant changes to UTB are projected, however, tax audit examinations are possible.
We recognized $0.1 million related to interest in 2014, $0.2 million related to interest in 2013 and 2012 in the Consolidated Statements of Net Income.
During 2013, the IRS completed its examination of our 2010 tax year. The examination was closed with no material adjustments impacting tax expense. As of December 31, 2014, all income tax returns filed for the tax years 2011 through 2013 remain subject to examination by the IRS.

NOTE 18. TAX EFFECTS ON OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the tax effects of the components of other comprehensive income (loss) for the years ended December 31:

(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2014
Net change in unrealized gains on securities available-for-sale	$11,825	$(4,139)	$7,686
Net available-for-sale securities gains reclassified into earnings	(41)	15	(26)
Adjustment to funded status of employee benefit plans	(13,394)	4,595	(8,799)
Other Comprehensive Income/(Loss)	$(1,610)	$471	$(1,139)
2013
Net change in unrealized losses on securities available-for-sale	$(16,928)	$5,925	$(11,003)
Net available-for-sale securities gains reclassified into earnings	(5)	2	(3)
Adjustment to funded status of employee benefit plans	18,299	(6,405)	11,894
Other Comprehensive Income	$1,366	$(478)	$888
2012
Net change in unrealized gains on securities available-for-sale	$4,097	$(1,434)	$2,663
Net available-for-sale securities gains reclassified into earnings	(3,016)	1,055	(1,961)
Adjustment to funded status of employee benefit plans	(271)	95	(176)
Other Comprehensive Income	$810	$(284)	$526

NOTE 19. EMPLOYEE BENEFITS
We maintain a defined benefit pension plan, or Plan, covering substantially all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last 10 years. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future.
The following table summarizes the activity in the benefit obligation and Plan assets deriving the funded status, which is recorded in other liabilities in the Consolidated Balance Sheets:

(dollars in thousands)	2014	2013
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$95,969	$102,454
Service cost	2,369	2,767
Interest cost	4,470	3,985
Actuarial loss (gain)	16,020	(7,167)
Benefits paid	(5,704)	(6,070)
Projected Benefit Obligation at End of Year	$113,124	$95,969
Change in Plan Assets
Fair value of plan assets at beginning of year	$89,556	$81,088
Actual return on plan assets	9,634	14,538
Benefits paid	(5,704)	(6,070)
Fair Value of Plan Assets at End of Year	$93,486	$89,556
Funded Status	$(19,638)	$(6,413)
The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) at December 31:

(dollars in thousands)	2014	2013
Prior service credit	$(1,167)	$(1,304)
Net actuarial loss	30,726	18,373
Total (Before Tax Effects)	$29,559	$17,069
Below are the actuarial weighted average assumptions used in determining the benefit obligation:

	2014	2013
Discount rate	4.00%	4.75%
Rate of compensation increase	3.00%	3.00%

NOTE 19. EMPLOYEE BENEFITS -- continued

The following table summarizes the components of net periodic pension cost and other changes in Plan assets and benefit obligation recognized in other comprehensive income (loss) for the years ended December 31:

(dollars in thousands)	2014	2013	2012
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$2,369	$2,767	$2,788
Interest cost on projected benefit obligation	4,470	3,985	4,358
Expected return on plan assets	(6,907)	(6,207)	(5,564)
Amortization of prior service cost (credit)	(137)	(138)	(137)
Recognized net actuarial loss	941	2,425	2,474
Net Periodic Pension Expense	$736	$2,832	$3,919
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income (Loss)
Net actuarial loss (gain)	$13,294	$(15,499)	$2,477
Recognized net actuarial loss	(941)	(2,425)	(2,474)
Recognized prior service credit	137	138	137
Total (Before Tax Effects)	$12,490	$(17,786)	$140
Total Recognized in Net Benefit Cost and Other Comprehensive Income (Loss) (Before Tax Effects)	$13,226	$(14,954)	$4,059
The following table summarizes the actuarial weighted average assumptions used in determining net periodic pension cost:

	2014	2013	2012
Discount rate	4.75%	4.00%	4.75%
Rate of compensation increase	3.00%	3.00%	4.00%
Expected return on assets	8.00%	8.00%	8.00%
The net actuarial loss included in accumulated other comprehensive income (loss) expected to be recognized in net periodic pension cost during the year ended December 31, 2015 is $1.9 million. The prior service credit expected to be recognized during the same period is $0.1 million.
The accumulated benefit obligation for the Plan was $104.3 million at December 31, 2014 and $88.3 million at December 31, 2013.
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
At this time, S&T Bank is not required to make a cash contribution to the Plan in 2015. No contributions were made during 2014.

NOTE 19. EMPLOYEE BENEFITS -- continued

The following table provides information regarding estimated future benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter:

(dollars in thousands)	Amount

2015	$6,440
2016	6,437
2017	6,268
2018	6,719
2019	6,637
2020 - 2024	38,984
We also have supplemental executive retirement plans, or SERPs, for certain key employees. The SERPs are unfunded. The projected benefit obligations related to the SERPs were $3.5 million and $2.8 million at December 31, 2014 and 2013. These amounts also represent the net amount recognized in the statement of financial position for the SERPs. Net periodic benefit costs for the SERPs were $0.4 million, $0.4 million and $0.5 million for each of the years ended December 31, 2014, 2013 and 2012. Additionally, $2.1 million and $1.5 million before tax were reflected in accumulated other comprehensive income (loss) at December 31, 2014 and 2013, in relation to the SERPs. The actuarial assumptions used for the SERPs are the same as those used for the Plan.
We maintain a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. We make matching contributions to the Thrift Plan up to 3.5 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $1.3 million in 2014, $1.4 million in 2013 and $1.3 million in 2012.
Fair Value Measurements
The following tables present our Plan assets measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2014 and 2013. There were no transfers between Level 1 and Level 2 for items of a recurring basis during the periods presented. There were no purchases or transfers of Level 3 plan assets in 2014.

	December 31, 2014
	Fair Value Asset Classes(1)
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(2)	$—	$5,073	$—	$5,073
Fixed Income(3)	26,726	—	—	26,726
Equities:
Equity index mutual funds—international(4)	3,728	—	—	3,728
Domestic Individual Equities(5)	57,085	—	—	57,085
International Individual Equities(6)	874	—	—	874
Total Assets at Fair Value	$88,413	$5,073	$—	$93,486

(1)	Refer to Note 1 Summary of Significant Accounting Policies, Fair Value Measurements for a description of levels within the fair value hierarchy.

(2)	This asset class includes FDIC insured money market instruments.

(3)
This asset class includes a variety of fixed income mutual funds which primarily invests in investment grade rated securities. Investment managers have discretion to invest in fixed income related securities including futures, options and other derivatives. Investments may be made in currencies other than the U.S. dollar.

(4)	The sole investment within this asset class is the Harbor International Institutional fund.

(5)	This asset class includes individual domestic equities invested in an active all-cap strategy. It may also include convertible bonds.

(6)	This asset class includes American Depository Receipts, or ADR.

NOTE 19. EMPLOYEE BENEFITS -- continued

	December 31, 2013
	Fair Value Asset Classes(1)
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(2)	$—	$2,946	$—	$2,946
Fixed Income(3)	26,448	—	—	26,448
Equities:
Equity index mutual funds—domestic(4)	1,558	—	—	1,558
Equity index mutual funds—international(5)	2,497	—	—	2,497
Domestic Individual Equities(6)	55,206	—	—	55,206
International Individual Equities(7)	901	—	—	901
Total Assets at Fair Value	$86,610	$2,946	$—	$89,556

(1)	Refer to Note 1 Summary of Significant Accounting Policies, Fair Value Measurements for a description of levels within the fair value hierarchy.

(2)	This asset class includes FDIC insured money market instruments.

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

NOTE 20. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN
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
We adopted an Incentive Stock Plan in 2003 that provides for granting incentive stock options, nonstatutory stock options, restricted stock and appreciation rights. The 2003 Stock Plan has a maximum of 1,500,000 shares of our common stock and expires ten years from the date of board approval. The 2003 Stock Plan is similar to the 1992 Stock Plan, which the 2003 Stock Plan replaced. No further awards will be granted under the 2003 Stock Plan.
We adopted an Incentive Stock Plan in 2014 that provides for cash performance awards and for granting incentive stock options, nonstatutory stock options, restricted stock, restricted stock units and appreciation rights. The 2014 Incentive Plan has a maximum of 750,000 shares of our common stock and expires ten years from the date of board approval. With respect to stock compensation provisions, the 2014 Incentive Plan is similar to the 2003 Stock Plan, which the 2014 Stock Plan replaced.
Stock Options
As of December 31, 2014, 155,500 nonstatutory stock options are outstanding under the 2003 Stock Plan. Nonstatutory stock options granted in 2006 and 2005 are fully vested and have a ten year life. These stock options were fully expensed in 2010.
The fair value of nonstatutory stock option awards under the 2003 Stock Plan were estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain assumptions. We use the simplified method in developing the estimated life of the option, whereby the expected life is presumed to be the midpoint between the vesting date and the end of the contractual term. There have been no nonstatutory stock options granted since 2006.

NOTE 20. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN -- continued

The following table summarizes activity for nonstatutory stock options for the years ended December 31:

	2014			2013			2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of year	428,900	$37.36		675,500	$35.18		757,050	$34.33
Granted	—	—		—	—		—	—
Exercised	—	—		—	—		—	—
Forfeited	(273,400)	37.08		(246,600)	31.39		(81,550)	27.29
Outstanding at End of Year	155,500	$37.86	1.0 year	428,900	$37.36	1.4 years	675,500	$35.18	2.0 years
Exercisable at End of Year	155,500	$37.86	1.0 year	428,900	$37.36	1.4 years	675,500	$35.18	2.0 years
The aggregate intrinsic value of options outstanding and exercisable was zero as of December 31, 2014, 2013 and 2012. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the fourth quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014.
As of December 31, 2014, 2013 and 2012 all outstanding stock options have vested. During the years ended December 31, 2014, 2013 and 2012 no stock options were exercised.
Restricted Stock
We periodically issue restricted stock to employees and directors, pursuant to our Stock Plans. As of December 31, 2014, 259,673 restricted shares have been granted under the 2003 Stock Plan and 80,455 restricted shares have been granted under the 2014 Stock Plan.
During 2014, 2013 and 2012, we granted 13,824, 18,942 and 19,362 restricted shares of common stock, to outside directors. The 2014 grants were issued under the 2014 Stock Plan and the 2013 and 2012 grants were issued under the 2003 Stock Plan. The grants are part of the compensation arrangement approved by the Compensation and Benefits Committee whereby the directors receive compensation in both the form of cash and restricted shares of common stock. These shares fully vest one year after the date of grant.
Also during 2014, 2013 and 2012, we granted 66,631, 3,247 and 48,008 restricted shares of common stock to senior management. The 2014 grants were issued under the 2014 Stock Plan and the 2013 and 2012 grants were issued under the 2003 Stock Plan. The awards to senior management were granted in accordance with performance levels set by the Compensation and Benefits Committee. During 2013 and 2012 restricted shares were granted on two occasions and have different vesting periods. The restricted stock grants for 2013 of 3,247 shares and for 2012 of 9,897 shares vest fully on the second anniversary of the grant dates. The restricted shares granted under our Long Term Incentive Plan, or LTIP, for 2014 and 2012 of 66,631 and 38,111 shares, respectively consisted of both time and performance-based awards. The 2014 grants were issued under the 2014 Stock Plan and there were no shares granted under the 2003 Stock Plan in 2013. Vesting for the time-based awards is 50 percent after two years and the remaining 50 percent at the end of the third year. The performance-based awards vest at the end of the three year period. During the vesting period, the recipient receives dividends and has the right to vote the unvested shares granted, except for the 2014 LTIP performance-based award. If the recipient leaves S&T before the end of the vesting period, shares will be forfeited except in the case of retirement, disability or death where accelerated vesting provisions are defined within the awards agreement.
Compensation expense for time-based restricted stock is recognized ratably over the period of service, generally the entire vesting period, based on fair value on the date of grant. For grants made to directors, the fair value is determined by the closing price of the stock on the date of grant. The average of the high and low prices of the stock on the grant date is used for senior management. Compensation expense for performance-based restricted stock is recognized ratably over the remaining vesting period once the likelihood of meeting the performance measure is probable. During 2014, 2013 and 2012, we recognized compensation expense of $0.9 million, $0.6 million and $0.9 million and realized a tax benefit of $0.3 million, $0.2 million and $0.3 million related to restricted stock grants.

NOTE 20. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN -- continued

The following table provides information about restricted stock granted under the 2003 Stock Plan for the years ended December 31:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	115,019	$22.39
Granted	22,189	19.18
Vested	45,864	19.68
Forfeited	11,929	21.30
Non-vested at December 31, 2013	79,415	$21.50
Granted	—	—
Vested	41,740	20.70
Forfeited	14,530	20.97
Non-vested at December 31, 2014	23,145	$23.28
The following table provides information about restricted stock granted under the 2014 Stock Plan for the years ended December 31:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	—	$—
Granted	80,455	23.24
Vested	158	23.19
Forfeited	473	23.19
Non-vested at December 31, 2014	79,824	$23.24
As of December 31, 2014, there was $1.5 million of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 1.97 years.
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

NOTE 21. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
The following condensed financial statements summarize the financial position of S&T Bancorp, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for each of the three years ended December 31, 2014, 2013 and 2012.

NOTE 21. PARENT COMPANY CONDENSED FINANCIAL INFORMATION -- continued

BALANCE SHEETS

	December 31,
(dollars in thousands)	2014	2013
ASSETS
Cash	$38,028	$14,852
Investments in:
Bank subsidiary	565,927	553,825
Nonbank subsidiaries	20,569	19,561
Other assets	5,567	4,441
Total Assets	$630,091	$592,679
LIABILITIES
Long-term debt	$20,619	$20,619
Other liabilities	1,083	754
Total Liabilities	21,702	21,373
Total Shareholders’ Equity	608,389	571,306
Total Liabilities and Shareholders’ Equity	$630,091	$592,679

STATEMENTS OF NET INCOME

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Dividends from subsidiaries	$46,414	$24,087	$35,603
Investment income	19	15	17
Interest expense on long-term debt	759	769	808
Other expenses	2,014	2,579	1,800
Income before Equity in Undistributed Net Income of Subsidiaries	43,660	20,754	33,012
Equity in undistributed net income (distribution in excess of net income) of:
Bank subsidiary	13,351	29,926	1,371
Nonbank subsidiaries	899	(141)	(183)
Net Income	$57,910	$50,539	34,200

NOTE 21. PARENT COMPANY CONDENSED FINANCIAL INFORMATION -- continued

STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
OPERATING ACTIVITIES
Net Income	$57,910	$50,539	$34,200
Equity in undistributed (earnings) losses of subsidiaries	(14,250)	(29,785)	(1,188)
Tax (benefit) expense from stock-based compensation	(16)	(96)	30
Other	(106)	121	1,023
Net Cash Provided by Operating Activities	43,538	20,779	34,065
INVESTING ACTIVITIES
Net investments in subsidiaries	—	—	(5,035)
Acquisitions	—	—	(14,123)
Net Cash Used in Investing Activities	—	—	(19,158)
FINANCING ACTIVITIES
(Purchase) Sale of treasury shares, net	(163)	(88)	998
Cash dividends paid to common shareholders	(20,215)	(18,137)	(17,357)
Tax benefit (expense) from stock-based compensation	16	96	(30)
Net Cash Used in Financing Activities	(20,362)	(18,129)	(16,389)
Net increase (decrease) in cash	23,176	2,650	(1,482)
Cash at beginning of year	14,852	12,202	13,684
Cash at End of Year	$38,028	$14,852	$12,202

NOTE 22. REGULATORY MATTERS
We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about risk weightings and other factors.
The most recent notifications from the Federal Reserve and the FDIC categorized S&T and S&T Bank as well capitalized under the regulatory framework for corrective action. There have been no conditions or events that we believe have changed S&T or S&T Bank’s status during 2014 and 2013.
Tier 1 capital consists principally of shareholders’ equity, including preferred stock; excluding items recorded in accumulated other comprehensive income (loss), less goodwill and other intangibles. For regulatory purposes, trust preferred securities totaling $20.0 million, issued by an unconsolidated trust subsidiary of S&T underlying junior subordinated debt, are included in Tier 1 capital for S&T. Total capital consists of Tier 1 capital plus junior subordinated debt and the ALL subject to limitation. We currently have $25.0 million in junior subordinated debt which is included in Tier 2 capital for S&T in accordance with current regulatory reporting requirements.
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2014 and 2013, we met all capital adequacy requirements to which we are subject.

NOTE 22. REGULATORY MATTERS -- continued

The following table summarizes risk-based capital amounts and ratios for S&T and S&T Bank.

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total Capital (to Risk-Weighted Assets)
S&T	$537,935	14.27%	$301,548	8.00%	$376,936	10.00%
S&T Bank	475,538	12.68%	300,095	8.00%	375,119	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	465,114	12.34%	150,774	4.00%	226,161	6.00%
S&T Bank	403,593	10.76%	150,048	4.00%	225,071	6.00%
Leverage Ratio(1)
S&T	465,114	9.80%	189,895	4.00%	237,369	5.00%
S&T Bank	403,593	8.53%	189,182	4.00%	236,477	5.00%
As of December 31, 2013
Total Capital (to Risk-Weighted Assets)
S&T	$494,986	14.36%	$275,684	8.00%	$344,606	10.00%
S&T Bank	457,540	13.35%	274,257	8.00%	342,821	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	426,234	12.37%	137,842	4.00%	206,763	6.00%
S&T Bank	389,584	11.36%	137,128	4.00%	205,693	6.00%
Leverage Ratio(1)
S&T	426,234	9.75%	174,824	4.00%	218,530	5.00%
S&T Bank	389,584	8.95%	174,081	4.00%	217,601	5.00%

(1)	Minimum requirement is 3.00 percent for the most highly rated financial institutions.

NOTE 23. SEGMENTS
We operate three reportable operating segments: Community Banking, Insurance and Wealth Management.

•	Our Community Banking segment offers services which include accepting time and demand deposits, originating commercial and consumer loans and providing letters of credit and credit card services.

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

The following represents total assets by reportable operating segment as of December 31:

(dollars in thousands)	2014	2013
Community Banking	$4,954,728	$4,524,939
Insurance	7,468	6,926
Wealth Management	2,490	1,325
Total Assets	$4,964,686	$4,533,190

NOTE 23. SEGMENTS -- continued

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

	For the Year Ended December 31, 2014
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$160,403	$2	$518	$(400)	$160,523
Interest expense	13,989	—	—	(1,508)	12,481
Net interest income	146,414	2	518	1,108	148,042
Provision for loan losses	1,715	—	—	—	1,715
Noninterest income	29,443	5,279	11,297	319	46,338
Noninterest expense	97,733	4,313	9,173	1,427	112,646
Depreciation expense	3,387	51	27	—	3,465
Amortization of intangible assets	1,039	51	39	—	1,129
Provision for income taxes	16,311	303	901	—	17,515
Net Income	$55,672	$563	$1,675	$—	$57,910

	For the Year Ended December 31, 2013
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$153,450	$2	$517	$(213)	$153,756
Interest expense	16,508	—	—	(1,945)	14,563
Net interest income	136,942	2	517	1,732	139,193
Provision for loan losses	8,311	—	—	—	8,311
Noninterest income	34,649	5,483	10,662	733	51,527
Noninterest expense	94,769	5,210	9,850	2,465	112,294
Depreciation expense	3,430	47	30	—	3,507
Amortization of intangible assets	1,492	51	48	—	1,591
Provision (benefit) for income taxes	14,180	(47)	345	—	14,478
Net Income	$49,409	$224	$906	$—	$50,539

	For the Year Ended December 31, 2012
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$155,865	$1	$454	$(69)	$156,251
Interest expense	22,135	—	—	(1,111)	21,024
Net interest income	133,730	1	454	1,042	135,227
Provision for loan losses	22,815	—	—	—	22,815
Noninterest income	36,422	5,262	9,788	440	51,912
Noninterest expense	100,474	5,569	9,717	1,482	117,242
Depreciation expense	3,833	48	31	—	3,912
Amortization of intangible assets	1,600	52	57	—	1,709
Provision (benefit) for income taxes	7,420	(242)	83	—	7,261
Net Income (Loss)	$34,010	$(164)	$354	$—	$34,200

NOTE 24. OTHER NONINTEREST EXPENSE
Other noninterest expense is presented in the table below:

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Other noninterest expenses:
Joint venture amortization	$4,054	$4,095	$4,199
Loan related expenses	2,579	2,432	2,538
Telecommunications	2,220	1,691	1,415
Amortization of intangibles	1,129	1,591	1,709
Other real estate owned	264	445	2,166
Other	11,224	10,661	12,815
Total Other Noninterest Expenses	$21,470	$20,915	$24,842

NOTE 25. SELECTED FINANCIAL DATA
The following table presents selected financial data for the most recent eight quarters.

	2014				2013
(dollars in thousands, except per share data) (unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SUMMARY OF OPERATIONS
Interest income	$41,381	$40,605	$39,872	$38,665	$38,779	$38,581	$38,553	$37,843
Interest expense	3,315	3,076	3,017	3,074	3,125	3,307	3,957	4,174
Provision for loan losses	1,106	1,454	(1,134)	289	1,562	3,419	1,023	2,307
Net interest income after provision for loan losses	36,960	36,075	37,989	35,302	34,092	31,855	33,573	31,362
Security gains, net	—	—	40	1	—	3	—	2
Noninterest income	11,220	11,931	11,731	11,415	11,312	12,539	12,867	14,804
Noninterest expense	29,720	28,440	30,165	28,914	29,447	27,943	28,386	31,616
Income before taxes	18,460	19,566	19,595	17,804	15,957	16,454	18,054	14,552
Provision for income taxes	3,963	4,906	4,875	3,771	4,098	4,207	3,951	2,222
Net Income Available to Common Shareholders	$14,497	$14,660	$14,720	$14,033	$11,859	$12,247	$14,103	$12,330
Per Share Data
Common earnings per share—diluted	$0.49	$0.49	$0.49	$0.47	$0.40	$0.41	$0.47	$0.41
Dividends declared per common share	0.18	0.17	0.17	0.16	0.16	0.15	0.15	0.15
Common book value	20.42	20.33	20.04	19.64	19.21	18.68	18.39	18.32

NOTE 26. SALE OF MERCHANT CARD SERVICING BUSINESS
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
We have audited S&T Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 20, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
S&T Bancorp, Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S&T Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 20, 2015

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A.  CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of December 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed S&T’s system of internal control over financial reporting as of December 31, 2014, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concludes that, as of December 31, 2014, S&T’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”
KPMG LLP, independent registered public accounting firm, has issued a report on the effectiveness of S&T’s internal control over financial reporting as of December 31, 2014, which is included herein.
c) Changes in Internal Control Over Financial Reporting
On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework, referred to as the 2013 COSO Framework and has indicated that after December 15, 2014, the 1992 Framework will be considered superseded. Our management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2014 was based on the 2013 COSO Framework. The change from the 1992 Framework to the 2013 COSO Framework was not significant to our overall control structure over financial reporting.
No changes were made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION
Not applicable

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Part III, Item 10 of Form 10-K is incorporated herein from the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance”, “Election of Directors”, “Executive Officers of the Registrant” and “Corporate Governance and Board and Committee Meetings” in our proxy statement relating to our May 20, 2015 annual meeting of shareholders.

Item 11.  EXECUTIVE COMPENSATION
This information required by Part III, Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis;” “Executive Compensation;” “Director Compensation;” “Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” in our proxy statement relating to our May 20, 2015 annual meeting of shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by Part III, Item 12 of Form 10-K is incorporated from the sections entitled “Principal Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement relating to our May 20, 2015 annual meeting of shareholders.
EQUITY COMPENSATION PLAN INFORMATION UPDATE
The following table provides information as of December 31, 2014 related to the equity compensation plans in effect at that time.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders(1)	155,500	$37.855	669,545
Equity compensation plans not approved by shareholders	—	—	—
Total	155,500	$37.855	669,545

(1)	Awards granted under the 2003 and 2014 Incentive Stock Plans.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Director Independence” in our proxy statement relating to our May 20, 2015 annual meeting of shareholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Part III, Item 14 of Form 10-K is incorporated herein from the section entitled “Independent Registered Public Accounting Firm” in our proxy statement relating to our May 20, 2015 annual meeting of shareholders.

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

(b) Exhibits
2.1
Agreement and Plan of Merger, dated as of October 29, 2014, between S&T Bancorp, Inc. and Integrity Bancshares, Inc. Filed as Exhibit 2.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

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

3.7	Certificate of Designations for the Series A Preferred Stock. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 15, 2009 and incorporated herein by reference.

3.8	By-laws of S&T Bancorp, Inc. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on March 27, 2014 and incorporated herein by reference.

10.2	S&T Bancorp, Inc. 2003 Incentive Stock Plan. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-111557) dated December 24, 2003 and incorporated herein by reference.*

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

10.8	Severance Agreement, by and between David Ruddock and S&T Bancorp, Inc. dated as of January 1, 2009.*

10.9	S&T Bancorp, Inc. 2014 Incentive Plan. Filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2013 dated February 21, 2014, and incorporated herein by reference. *

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

(b) Exhibits
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Principal Financial Officer.

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 is formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*    Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
2/20/2015
Todd D. Brice President and Chief Executive Officer (Principal Executive Officer)	Date

2/20/2015
Mark Kochvar Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Todd D. Brice	President and Chief Executive Officer (Principal Executive Officer)	2/20/2015

Mark Kochvar	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/20/2015

/s/ Melanie Lazzari	Senior Vice President, Controller	2/20/2015
Melanie Lazzari

	Director	2/20/2015
John J. Delaney

	Director	2/20/2015
Michael J. Donnelly

/s/ William J. Gatti	Director	2/20/2015
William J. Gatti

/s/ Jeffrey D. Grube	Director	2/20/2015
Jeffrey D. Grube

SIGNATURE	TITLE	DATE

/s/ Frank W. Jones	Director	2/20/2015
Frank W. Jones

/s/ Joseph A. Kirk	Director	2/20/2015
Joseph A. Kirk

/s/ David L. Krieger	Director	2/20/2015
David L. Krieger

	Director	2/20/2015
James C. Miller

/s/ Fred J. Morelli Jr	Director	2/20/2015
Fred J. Morelli, Jr.

/s/ Frank J. Palermo Jr.	Director	2/20/2015
Frank J. Palermo, Jr.

	Director	2/20/2015
Christine J. Toretti

	Chairman of the Board and Director	2/20/2015
Charles G. Urtin

*By: /s/ Joseph A. Kirk	Director	2/20/2015
Joseph A. Kirk Attorney-in-fact