Form 10-Q
period 2015-03-31
S&T BANCORP INC
filed 2015-05-06
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Common Stock, $2.50 Par Value - 34,796,390 shares as of April 30, 2015

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $69,110 and $57,048 at March 31, 2015 and December 31, 2014	$124,737	$109,580
Securities available-for-sale, at fair value	655,829	640,273
Loans held for sale	6,126	2,970
Portfolio loans, net of unearned income	4,683,698	3,868,746
Allowance for loan losses	(48,106)	(47,911)
Portfolio loans, net	4,635,592	3,820,835
Bank owned life insurance	78,738	62,252
Premises and equipment, net	49,660	38,166
Federal Home Loan Bank and other restricted stock, at cost	19,729	15,135
Goodwill	290,617	175,820
Other intangible assets, net	7,996	2,631
Other assets	102,269	97,024
Total Assets	$5,971,293	$4,964,686
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,177,623	$1,083,919
Interest-bearing demand	686,546	335,099
Money market	617,609	376,612
Savings	1,073,755	1,027,095
Certificates of deposit	1,272,998	1,086,117
Total Deposits	4,828,531	3,908,842
Securities sold under repurchase agreements	46,721	30,605
Short-term borrowings	199,573	290,000
Long-term borrowings	18,838	19,442
Junior subordinated debt securities	50,619	45,619
Other liabilities	64,753	61,789
Total Liabilities	5,209,035	4,356,297
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at March 31, 2015 and 31,197,365 at December 31, 2014 Outstanding—34,797,526 shares at March 31, 2015 and 29,796,397 shares at December 31, 2014	90,326	77,993
Additional paid-in capital	209,150	78,818
Retained earnings	509,575	504,060
Accumulated other comprehensive income (loss)	(10,028)	(13,833)
Treasury stock (1,332,954 shares at March 31, 2015 and 1,400,968 shares at December 31, 2014, at cost)	(36,765)	(38,649)
Total Shareholders’ Equity	762,258	608,389
Total Liabilities and Shareholders’ Equity	$5,971,293	$4,964,686
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2015	2014
INTEREST INCOME
Loans, including fees	$39,927	$35,649
Investment Securities:
Taxable	2,383	1,900
Tax-exempt	1,020	929
Dividends	586	187
Total Interest Income	43,916	38,665
INTEREST EXPENSE
Deposits	3,007	2,510
Borrowings and junior subordinated debt securities	650	564
Total Interest Expense	3,657	3,074
NET INTEREST INCOME	40,259	35,591
Provision for loan losses	1,207	289
Net Interest Income After Provision for Loan Losses	39,052	35,302
NONINTEREST INCOME
Securities gains, net	—	1
Wealth management fees	2,923	2,955
Debit and credit card fees	2,715	2,502
Service charges on deposit accounts	2,583	2,509
Insurance fees	1,651	1,677
Mortgage banking	525	132
Other	1,687	1,640
Total Noninterest Income	12,084	11,416
NONINTEREST EXPENSE
Salaries and employee benefits	16,780	15,376
Net occupancy	2,588	2,230
Data processing	2,320	2,095
Furniture and equipment	1,226	1,271
Other taxes	842	631
Marketing	816	618
FDIC insurance	695	631
Professional services and legal	523	663
Merger related expenses	2,301	—
Other	5,530	5,399
Total Noninterest Expense	33,621	28,914
Income Before Taxes	17,515	17,804
Provision for income taxes	4,680	3,771
Net Income	$12,835	$14,033
Earnings per share—basic	$0.41	$0.47
Earnings per share—diluted	$0.41	$0.47
Dividends declared per share	$0.18	$0.16
Comprehensive Income	$16,640	$17,079
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands, except shares and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2014	$77,993	$78,140	$468,158	$(12,694)	$(40,291)	$571,306
Net income for three months ended March 31, 2014	—	—	14,033	—	—	14,033
Other comprehensive income (loss), net of tax	—	—	—	3,046	—	3,046
Cash dividends declared ($0.16 per share)	—	—	(4,758)	—	—	(4,758)
Treasury stock issued for restricted awards (0 shares, net of 19,599 forfeitures)	—	—	357	—	(518)	(161)
Recognition of restricted stock compensation expense	—	185	—	—	—	185
Balance at March 31, 2014	$77,993	$78,325	$477,790	$(9,648)	$(40,809)	$583,651

Balance at January 1, 2015	$77,993	$78,818	$504,060	$(13,833)	$(38,649)	$608,389
Net income for three months ended March 31, 2015	—	—	12,835	—	—	12,835
Other comprehensive income (loss), net of tax	—	—	—	3,805	—	3,805
Cash dividends declared ($0.18 per share)	—	—	(5,357)	—	—	(5,357)
Common stock issued in acquisition (4,933,115 shares)	12,333	130,136	—	—	—	142,469
Treasury stock issued for restricted awards (71,699 shares, net of 3,685 forfeitures)	—	—	(1,963)	—	1,884	(79)
Recognition of restricted stock compensation expense	—	319	—	—	—	319
Issuance costs	—	(123)	—	—	—	(123)
Balance at March 31, 2015	$90,326	$209,150	$509,575	$(10,028)	$(36,765)	$762,258
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
OPERATING ACTIVITIES
Net income	$12,835	$14,033
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,207	289
Provision for unfunded loan commitments	198	(57)
Depreciation and amortization	1,460	1,115
Net amortization of discounts and premiums	913	966
Stock-based compensation expense	240	135
Securities gains, net	—	(1)
Mortgage loans originated for sale	(21,481)	(4,897)
Proceeds from the sale of loans	21,777	5,922
Gain on the sale of loans, net	(203)	(22)
Net increase in interest receivable	(2,288)	(543)
Net decrease in interest payable	(374)	(284)
Net decrease in other assets	2,945	3,648
Net increase in other liabilities	2,061	2,061
Net Cash Provided by Operating Activities	19,290	22,365
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(6,373)	(60,559)
Proceeds from maturities, prepayments and calls of securities available-for-sale	6,389	21,598
Net proceeds from Federal Home Loan Bank stock	4,024	1,666
Net increase in loans	(30,588)	(62,749)
Purchases of premises and equipment	(849)	(457)
Proceeds from the sale of premises and equipment	7	64
Net cash paid in excess of cash acquired from bank merger	(16,347)	—
Net Cash Used in Investing Activities	(43,737)	(100,437)
FINANCING ACTIVITIES
Net increase in core deposits	240,719	157,874
Net (decrease) increase in certificates of deposit	(43,417)	38,061
Net increase in securities sold under repurchase agreements	16,116	4,587
Net decrease in short-term borrowings	(159,150)	(40,000)
Repayments of long-term borrowings	(605)	(584)
Repayment of junior subordinated debt	(8,500)	—
Treasury shares issued-net	(79)	(161)
Issuance costs	(123)	—
Cash dividends paid to common shareholders	(5,357)	(4,758)
Net Cash Provided by Financing Activities	39,604	155,019
Net increase in cash and cash equivalents	15,157	76,947
Cash and cash equivalents at beginning of period	109,580	108,356
Cash and Cash Equivalents at End of Period	$124,737	$185,303
Supplemental Disclosures
Interest paid	$3,781	$3,358
Income taxes paid, net of refunds	$1,500	$—
Net assets acquired from bank merger, excluding cash and cash equivalents	$44,019	$—
Transfers of loans to other real estate owned	$—	$186
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission, or SEC, on February 20, 2015. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.
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

Recently Adopted Accounting Standards Updates, or ASU
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies to all entities that dispose of components. It will significantly change current practices for assessing discontinued operations and affect an entity’s income and earnings per share from continuing operations. An entity is required to reclassify assets and liabilities of a discontinued operation that are classified as held for sale or disposed of in the current period for all comparative periods presented. The ASU requires that an entity present in the statement of cash flows or disclose in a note either total operating and investing cash flows for discontinued operations, or depreciation, amortization, capital expenditures and significant operating and investing noncash items related to discontinued operations. Additional disclosures are required when an entity retains significant continuing involvement with a discontinued operation after its disposal, including the amount of cash flows to and from a discontinued operation. The new standard applies prospectively after the effective date of December 15, 2014, and early adoption is permitted. The adoption of this ASU had no impact on our results of operations or financial position.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

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
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The ASU permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The proportional amortization method permits the amortization of the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption is permitted. This ASU did not have a material impact on our results of operations or financial position. We did not adopt the proportional amortization method. Refer to Note 14 for additional disclosure.
Recently Issued Accounting Standards Updates not yet Adopted
Intangibles – Goodwill and Other – Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The main provisions of ASU 2015-05 provide a basis for evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, then the arrangement should be accounted for as a service contract. The standard is effective for annual periods and interim periods beginning after December 15, 2015. We do not expect that this ASU will have a material impact on our results of operations or financial position.
Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2016. We do not expect that this ASU will have a material impact on our results of operations or financial position.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Consolidation: Amendments to the Consolidation Analysis
In April 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, 2) Eliminate the presumption that a general partner should consolidate a limited partnership, 3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and party relationships, 4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2A-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating the impact that these amendments may have on our consolidated financial statements.
Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary
In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary. The amendments of this ASU eliminate from GAAP the concept of extraordinary items and eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015. We are currently evaluating the impact of the adoption of this pronouncement on our consolidated financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. BUSINESS COMBINATIONS

On March 4, 2015, we completed the acquisition of 100 percent of the voting shares of Integrity Bancshares, Inc., or Integrity, located in Camp Hill, Pennsylvania, in a tax-free reorganization transaction structured as a merger of Integrity with and into S&T, with S&T being the surviving entity. As a result of the Integrity merger, or the merger, Integrity Bank, the wholly owned subsidiary bank of Integrity, became a separate wholly owned subsidiary bank of S&T.
Integrity shareholders were entitled to elect to receive for each share of Integrity common stock either $52.50 in cash or 2.0627 shares of S&T common stock subject to allocation and proration procedures in the merger agreement. The total purchase price was approximately $172.0 million which included $29.5 million of cash and 4,933,115 S&T common shares at a fair value of $28.88 per share. The fair value of $28.88 per share of S&T common stock was based on the March 4, 2015 closing price.
The merger was accounted for under the acquisition method of accounting and our consolidated financial statements include all Integrity Bank transactions since March 4, 2015. Preliminary estimates of fair value have been recorded for loans, premises and other equipment, deposits, the core deposit intangible and other assets at March 31, 2015. Additional adjustments may be required to finalize the acquisition accounting.
Goodwill of $114.8 million was calculated as the excess of the consideration exchanged over the fair value of the identifiable net assets acquired. The goodwill arising from the merger consists largely of the synergies and economies of scale expected from combining the operations of S&T and Integrity. All of the goodwill was assigned to our Community Banking segment. The goodwill recognized will not be deductible for tax purposes.
The following table summarizes total consideration, assets acquired and liabilities assumed at March 4, 2015:

(dollars in thousands)
Consideration Paid
Cash	$29,510
Common stock	142,469
Fair Value of Total Consideration	$171,979

Fair Value of Assets Acquired
Cash and cash equivalents	$13,163
Securities and other investments	11,502
Loans	788,687
Bank owned life insurance	15,974
Premises and equipment	11,685
Core deposit intangible	5,713
Other assets	19,050
Total Assets Acquired	865,774

Fair Value of Liabilities Assumed
Deposits	722,308
Borrowings	82,286
Other liabilities	3,998
Total Liabilities Assumed	808,592
Total Fair Value of Identifiable Net Assets	57,182
Goodwill	$114,797

Loans acquired in the merger were recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Loans acquired with evidence of credit quality deterioration were evaluated and not considered to be significant. The fair value of the loans acquired was $788.7 million net of a $14.8 million discount. The discount will be accreted to interest income over the remaining contractual life of the loans. Acquired loans included $481.4 million of commercial real estate, or CRE, $193.9 million of commercial & industrial, or C&I, $44.8 million of commercial construction $32.7 million of residential mortgage $28.8 million of home equity $5.6 million of installment and other consumer and $1.5 million of consumer construction.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. BUSINESS COMBINATIONS - continued

Direct costs related to the merger were expensed as incurred. During the first quarter of 2015, we recognized $2.3 million of merger related expenses, including $0.9 million for data processing contract termination and conversion costs, $0.3 million in severance payments and $1.1 million in legal and professional expenses.
The consolidated statements of comprehensive income for the three months ended March 31, 2015 include net interest income of $2.2 million and net income of $0.3 million from Integrity Bank since the March 4, 2015 acquisition date.
The following table presents unaudited pro forma financial information which combines the historical consolidated statements of income of S&T and Integrity to give effect to the merger as if it had occurred on January 1, 2014, for the periods presented.

	Unaudited Pro Forma Information
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2015	2014
Total revenue	$58,208	$53,996
Net income (1)	$14,502	$16,052

Earnings per common share: (1)
Basic	$0.42	$0.46
Diluted	$0.42	$0.46
(1)Excludes merger expenses
Total pro forma revenue is defined as net interest income plus non-interest income, excluding gains and losses on sales of investment securities available-for-sale. Pro forma adjustments include intangible amortization expense, net amortization or accretion of valuation amounts and income tax expense.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of basic earnings per share with that of diluted earnings per share for the periods presented:

	Three Months Ended March 31,
(dollars in thousands, except shares and per share data)	2015	2014
Numerator for Earnings per Share—Basic:
Net income	$12,835	$14,033
Less: Income allocated to participating shares	46	35
Net Income Allocated to Shareholders	$12,789	$13,998

Numerator for Earnings per Share—Diluted:
Net income	12,835	14,033
Net Income Available to Shareholders	$12,835	$14,033

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	31,232,075	29,660,794
Add: Potentially dilutive shares	28,873	37,253
Denominator for Treasury Stock Method—Diluted	31,260,948	29,698,047

Weighted Average Shares Outstanding—Basic	31,232,075	29,660,794
Add: Average participating shares outstanding	111,774	74,237
Denominator for Two-Class Method—Diluted	31,343,849	29,735,031

Earnings per share—basic	$0.41	$0.47
Earnings per share—diluted	$0.41	$0.47
Warrants considered anti-dilutive excluded from potentially dilutive shares	517,012	517,012
Stock options considered anti-dilutive excluded from potentially dilutive shares	155,500	428,863
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	82,901	36,984

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

Derivative Financial Instruments
We use derivative instruments including interest rate swaps for commercial loans with our customers, interest rate lock commitments and the sale of mortgage loans in the secondary market. We calculate the fair value for derivatives using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity, and uses observable market based inputs, such as interest rate curves and implied volatilities. Accordingly, derivatives are classified as Level 2. We incorporate credit valuation adjustments into the valuation models to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in calculating fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting any applicable credit enhancements and collateral postings.
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
FHLB and Other Restricted Stock
It is not practical to determine the fair value of our FHLB and other restricted stock due to the restrictions placed on the transferability of these stocks.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

Junior Subordinated Debt Securities
The variable rate junior subordinated debt securities reprice quarterly; therefore, the fair values approximate the carrying values. The fair value of the fixed rate junior subordinated debt securities assumed from the merger also approximates the carrying value due to our ability and intension to pay off the subordinated debt in the near future.
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
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at March 31, 2015 and December 31, 2014. Due to limited trading volume, we transferred marketable equity securities with a fair value of $0.2 million from Level 1 to Level 2 during the period ended March 31, 2015. There were no other transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	March 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$15,030	$—	$15,030
Obligations of U.S. government corporations and agencies	—	271,383	—	271,383
Collateralized mortgage obligations of U.S. government corporations and agencies	—	131,404	—	131,404
Residential mortgage-backed securities of U.S. government corporations and agencies	—	48,165	—	48,165
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	40,080	—	40,080
Obligations of states and political subdivisions	—	140,676	—	140,676
Marketable equity securities	—	9,091	—	9,091
Total securities available-for-sale	—	655,829	—	655,829
Trading securities held in a Rabbi Trust	3,505	—	—	3,505
Total securities	3,505	655,829	—	659,334
Derivative financial assets:
Interest rate swaps	—	14,020	—	14,020
Interest rate lock commitments	—	371	—	371
Total Assets	$3,505	$670,220	$—	$673,725
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$13,979	$—	$13,979
Forward sale contracts	—	74	—	74
Total Liabilities	$—	$14,053	$—	$14,053

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

	December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$14,880	$—	$14,880
Obligations of U.S. government corporations and agencies	—	269,285	—	269,285
Collateralized mortgage obligations of U.S. government corporations and agencies	—	118,006	—	118,006
Residential mortgage-backed securities of U.S. government corporations and agencies	—	46,668	—	46,668
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	39,673	—	39,673
Obligations of states and political subdivisions	—	142,702	—	142,702
Marketable equity securities	178	8,881	—	9,059
Total securities available-for-sale	178	640,095	—	640,273
Trading securities held in a Rabbi Trust	3,456	—	—	3,456
Total securities	3,634	640,095	—	643,729
Derivative financial assets:
Interest rate swaps	—	12,981	—	12,981
Interest rate lock commitments	—	235	—	235
Forward sale contracts	—	—	—	—
Total Assets	$3,634	$653,311	$—	$656,945
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$12,953	$—	$12,953
Forward sale contracts	—	57	—	57
Total Liabilities	$—	$13,010	$—	$13,010
We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market. We had no assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine the fair value at either March 31, 2015 or March 31, 2014.
We may be required to measure certain assets and liabilities on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. The following table presents our assets that were measured at fair value on a nonrecurring basis by the fair value hierarchy level at March 31, 2015 and December 31, 2014. There were no liabilities measured at fair value on a nonrecurring basis during these periods.

	March 31, 2015				December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Loans held for sale	$—	$—	$—	$—	$—	$—	$—	$—
Impaired loans	—	—	14,940	14,940	—	—	12,916	12,916
Other real estate owned	—	—	1,294	1,294	—	—	117	117
Mortgage servicing rights	—	—	2,865	2,865	—	—	2,934	2,934
Total Assets	$—	$—	$19,099	$19,099	$—	$—	$15,967	$15,967
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at March 31, 2015 and December 31, 2014 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at March 31, 2015
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$124,737	$124,737	$124,737	$—	$—
Securities available-for-sale	655,829	655,829	—	655,829	—
Loans held for sale	6,126	6,160	—	—	6,160
Portfolio loans, net of unearned income	4,683,698	4,673,187	—	—	4,673,187
Bank owned life insurance	78,738	78,738	—	78,738	—
FHLB and other restricted stock	19,729	19,729	—	—	19,729
Trading securities held in a Rabbi Trust	3,505	3,505	3,505	—	—
Mortgage servicing rights	2,788	2,865	—	—	2,865
Interest rate swaps	14,020	14,020	—	14,020	—
Interest rate lock commitments	371	371	—	371	—
LIABILITIES
Deposits	$4,828,531	$4,834,805	$—	$—	$4,834,805
Securities sold under repurchase agreements	46,721	46,721	—	—	46,721
Short-term borrowings	199,573	199,573	—	—	199,573
Long-term borrowings	18,838	19,928	—	—	19,928
Junior subordinated debt securities	50,619	50,619	—	—	50,619
Interest rate swaps	13,979	13,979	—	13,979	—
Forward sale contracts	74	74	—	74	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

	Carrying Value(1)	Fair Value Measurements at December 31, 2014
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$109,580	$109,580	$109,580	$—	$—
Securities available-for-sale	640,273	640,273	178	640,095	—
Loans held for sale	2,970	2,991	—	—	2,991
Portfolio loans, net of unearned income	3,868,746	3,827,634	—	—	3,827,634
Bank owned life insurance	62,252	62,252	—	62,252	—
FHLB and other restricted stock	15,135	15,135	—	—	15,135
Trading securities held in a Rabbi Trust	3,456	3,456	3,456	—	—
Mortgage servicing rights	2,817	2,934	—	—	2,934
Interest rate swaps	12,981	12,981	—	12,981	—
Interest rate lock commitments	235	235	—	235	—
LIABILITIES
Deposits	$3,908,842	$3,910,342	$—	$—	$3,910,342
Securities sold under repurchase agreements	30,605	30,605	—	—	30,605
Short-term borrowings	290,000	290,000	—	—	290,000
Long-term borrowings	19,442	20,462	—	—	20,462
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	12,953	12,953	—	12,953	—
Forward sale contracts	57	57	—	57	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 5. SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	March 31, 2015				December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$14,883	$147	$—	$15,030	$14,873	$7	$—	$14,880
Obligations of U.S. government corporations and agencies	267,686	3,900	(203)	271,383	268,029	2,334	(1,078)	269,285
Collateralized mortgage obligations of U.S. government corporations and agencies	129,010	2,419	(25)	131,404	116,897	1,257	(148)	118,006
Residential mortgage-backed securities of U.S. government corporations and agencies	46,412	1,802	(49)	48,165	45,274	1,548	(154)	46,668
Commercial mortgage-backed securities of U.S. government corporations and agencies	39,701	517	(138)	40,080	39,834	232	(393)	39,673
Obligations of states and political subdivisions	134,765	5,953	(42)	140,676	136,977	5,789	(64)	142,702
Debt Securities	632,457	14,738	(457)	646,738	621,884	11,167	(1,837)	631,214
Marketable equity securities	7,579	1,512	—	9,091	7,579	1,480	—	9,059
Total	$640,036	$16,250	$(457)	$655,829	$629,463	$12,647	$(1,837)	$640,273
Realized gains and losses on the sale of securities are determined using the specific-identification method. The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Gross realized gains	$—	$1
Gross realized losses	—	—
Net Realized Gains	$—	$1

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables present the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	March 31, 2015
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	3	$23,523	$(55)	4	$30,157	$(148)	7	$53,680	$(203)
Collateralized mortgage obligations of U.S. government corporations and agencies	3	7,868	(25)	—	—	—	3	7,868	(25)
Residential mortgage-backed securities of U.S. government corporations and agencies	5	11,361	(49)	—	—	—	5	11,361	(49)
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	1	9,717	(138)	1	9,717	(138)
Obligations of states and political subdivisions	1	5,385	(42)	—	—	—	1	5,385	(42)
Total Temporarily Impaired Securities	12	$48,137	$(171)	5	$39,874	$(286)	17	$88,011	$(457)

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	4	$39,745	$(207)	8	$63,149	$(871)	12	$102,894	$(1,078)
Collateralized mortgage obligations of U.S. government corporations and agencies	1	9,323	(148)	—	—	—	1	9,323	(148)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	1	8,982	(154)	1	8,982	(154)
Commercial mortgage-backed securities of U.S. government corporations and agencies	1	9,998	(25)	2	20,640	(368)	3	30,638	(393)
Obligations of states and political subdivisions	1	263	(1)	2	10,756	(63)	3	11,019	(64)
Total Temporarily Impaired Securities	7	$59,329	$(381)	13	$103,527	$(1,456)	20	$162,856	$(1,837)
We do not believe any individual unrealized loss as of March 31, 2015 represents an other than temporary impairment, or OTTI. As of March 31, 2015, the unrealized losses on 17 debt securities were attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There were no unrealized losses on marketable equity securities as of March 31, 2015. We do not intend to sell and it is not more likely than not that we will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

The following table displays net unrealized gains and losses, net of tax on securities available for sale included in accumulated other comprehensive income/(loss) for the periods presented:

	March 31, 2015			December 31, 2014
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Total unrealized gains/(losses) on securities available-for-sale	$16,250	$(457)	$15,793	$12,647	$(1,837)	$10,810
Income tax expense/(benefit)	5,688	(160)	5,528	4,426	(643)	3,783
Net unrealized gains/(losses), net of tax included in accumulated other comprehensive income/(loss)	$10,562	$(297)	$10,265	$8,221	$(1,194)	$7,027
The amortized cost and fair value of securities available-for-sale at March 31, 2015 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury and U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$29,757	$30,068
Due after one year through five years	206,322	208,787
Due after five years through ten years	80,865	83,329
Due after ten years	100,390	104,905
	417,334	427,089
Collateralized mortgage obligations of U.S. government corporations and agencies	129,010	131,404
Residential mortgage-backed securities of U.S. government corporations and agencies	46,412	48,165
Commercial mortgage-backed securities of U.S. government corporations and agencies	39,701	40,080
Debt Securities	632,457	646,738
Marketable equity securities	7,579	9,091
Total	$640,036	$655,829
At March 31, 2015 and December 31, 2014, securities with carrying values of $334.6 million and $289.1 million were pledged for various regulatory and legal requirements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE

 Loans are presented net of unearned income of $2.5 million and $2.1 million at March 31, 2015 and December 31, 2014. The following table indicates the composition of the loans as of the dates presented:

(dollars in thousands)	March 31, 2015	December 31, 2014
Commercial
Commercial real estate	$2,152,413	$1,682,236
Commercial and industrial	1,211,053	994,138
Commercial construction	286,166	216,148
Total Commercial Loans	3,649,632	2,892,522
Consumer
Residential mortgage	521,506	489,586
Home equity	442,396	418,563
Installment and other consumer	65,754	65,567
Consumer construction	4,410	2,508
Total Consumer Loans	1,034,066	976,224
Total Portfolio Loans	4,683,698	3,868,746
Loans held for sale	6,126	2,970
Total Loans	$4,689,824	$3,871,716
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by monitoring the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 78 percent of total portfolio loans at March 31, 2015 and 75 percent of total portfolio loans at December 31, 2014. Within our commercial portfolio, CRE and commercial construction portfolios combined comprised $2.4 billion or 67 percent of total commercial loans and 52 percent of total portfolio loans at March 31, 2015 and 66 percent of total commercial loans and 49 percent of total portfolio loans at December 31, 2014. Of the $2.4 billion of CRE and commercial construction loans, $527.9 million were added as a result of the merger. Further segmentation of the CRE and commercial construction portfolios by industry and collateral type reveal no concentration in excess of 9.0 percent of total loans at March 31, 2015 and December 31, 2014.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area resulting in a geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Management believes underwriting guidelines, active monitoring of economic conditions and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio. Our CRE and commercial construction portfolios had out of market exposure of 6.1 percent of the combined portfolio and 3.2 percent of total loans at March 31, 2015 and 8.0 percent of the combined portfolio and 3.9 percent of total loans at December 31, 2014.
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

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

accruing status. TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring.
The following table summarizes the restructured loans as of the dates presented:

	March 31, 2015			December 31, 2014
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$16,722	$5,030	$21,752	$16,939	$2,180	$19,119
Commercial and industrial	7,988	1,772	9,760	8,074	356	8,430
Commercial construction	5,724	1,973	7,697	5,736	1,869	7,605
Residential mortgage	2,507	625	3,132	2,839	459	3,298
Home equity	3,438	510	3,948	3,342	562	3,904
Installment and other consumer	44	6	50	53	10	63
Total	$36,423	$9,916	$46,339	$36,983	$5,436	$42,419
There were no TDRs returned to accruing status during the three months ended March 31, 2015 or three months ended March 31, 2014.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

The following tables present the restructured loans for the three month periods ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31, 2015
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	2	$2,851	$2,851	$—
Commercial and industrial
Principal deferral	6	661	661	—
Chapter 7 bankruptcy(2)	1	3	1	(2)
Maturity date extension	1	780	765	(15)
Commercial Construction
Principal deferral	1	104	103	(1)
Home equity
Chapter 7 bankruptcy(2)	8	142	133	(9)
Maturity date extension	1	71	71	—
Total by Concession Type
Principal deferral	9	3,616	3,615	(1)
Chapter 7 bankruptcy(2)	9	145	134	(11)
Maturity date extension	2	851	836	(15)
Total	20	$4,612	$4,585	$(27)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

	Three Months Ended March 31, 2014
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial and industrial
Chapter 7 bankruptcy(2)	1	$287	$286	$(1)
Commercial Construction
Principal deferral	1	1,019	1,019	—
Residential mortgage
Chapter 7 bankruptcy(2)	4	277	276	(1)
Home equity
Chapter 7 bankruptcy(2)	6	225	210	(15)
Total by Concession Type
Principal deferral	1	1,019	1,019	—
Chapter 7 bankruptcy(2)	11	789	772	(17)
Total	12	$1,808	$1,791	$(17)

(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

For the three months ended March 31, 2015, we modified 2 commercial and industrial, or C&I, loans totaling $0.2 million, and 2 CRE loans totaling $0.2 million that were not considered to be TDRs. The modifications represented instances where there was an insignificant delay in payment. As of March 31, 2015 we have no commitments to lend additional funds on any TDRs.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. The following tables present a summary of TDRs which defaulted during the periods presented that had been restructured within the last 12 months prior to defaulting:

	Defaulted TDRs
	For the Three Months Ended
	March 31, 2015		March 31, 2014
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Residential mortgage	1	$183	1	$72
Home equity	1	5	—	—
Total	2	$188	1	$72
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	March 31, 2015	December 31, 2014
Nonperforming Assets
Nonaccrual loans	$8,218	$7,021
Nonaccrual TDRs	9,916	5,436
Total nonaccrual loans	18,134	12,457
OREO	1,294	166
Total Nonperforming Assets	$19,428	$12,623

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
We further assess risk within each portfolio segment by pooling loans with similar risk characteristics. For the commercial loan classes, the most important indicator of risk is the internally assigned risk rating, including pass, special mention and substandard. Consumer loans are pooled by type of collateral, lien position and loan to value, or LTV, ratio for Consumer Real Estate loans. Historical loss rates are applied to these loan pools to determine the reserve for loans collectively evaluated for impairment.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the age analysis of past due loans segregated by class of loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due(1)	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$2,138,815	$2,955	$522	$1,735	$8,386	$13,598	$2,152,413
Commercial and industrial	1,202,897	4,089	517	—	3,550	8,156	1,211,053
Commercial construction	281,084	969	—	2,140	1,973	5,082	286,166
Residential mortgage	516,515	1,548	63	1,154	2,226	4,991	521,506
Home equity	438,629	1,583	198	—	1,986	3,767	442,396
Installment and other consumer	65,465	249	27	—	13	289	65,754
Consumer construction	4,410	—	—	—	—	—	4,410
Loans held for sale	6,126	—	—	—	—	—	6,126
Totals	$4,653,941	$11,393	$1,327	$5,029	$18,134	$35,883	$4,689,824
(1)Represents acquired loans that were recorded at fair value at the acquisition date.

	December 31, 2014
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$1,674,930	$2,548	$323	$—	$4,435	$7,306	$1,682,236
Commercial and industrial	991,136	1,227	153	—	1,622	3,002	994,138
Commercial construction	214,174	—	—	—	1,974	1,974	216,148
Residential mortgage	485,465	565	1,220	—	2,336	4,121	489,586
Home equity	414,303	1,756	445	—	2,059	4,260	418,563
Installment and other consumer	65,111	352	73	—	31	456	65,567
Consumer construction	2,508	—	—	—	—	—	2,508
Loans held for sale	2,970	—	—	—	—	—	2,970
Totals	$3,850,597	$6,448	$2,214	$—	$12,457	$21,119	$3,871,716
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	March 31, 2015
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,073,492	96.3%	$1,137,101	93.9%	$247,967	86.7%	$3,458,560	94.8%
Special mention	25,204	1.2%	55,529	4.6%	20,600	7.2%	101,333	2.8%
Substandard	53,717	2.5%	18,423	1.5%	17,599	6.1%	89,739	2.4%
Total	$2,152,413	100%	$1,211,053	100.0%	$286,166	100.0%	$3,649,632	100.0%

	December 31, 2014
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$1,635,132	97.2%	$948,663	95.4%	$196,520	90.9%	$2,780,315	96.1%
Special mention	23,597	1.4%	30,357	3.1%	12,014	5.6%	65,968	2.3%
Substandard	23,507	1.4%	15,118	1.5%	7,614	3.5%	46,239	1.6%
Total	$1,682,236	100.0%	$994,138	100.0%	$216,148	100.0%	$2,892,522	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	March 31, 2015
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$519,280	99.6%	$440,410	99.6%	$65,741	100.0%	$4,410	100.0%	$1,029,841	99.6%
Nonperforming	2,226	0.4%	1,986	0.4%	13	—%	—	—%	4,225	0.4%
Total	$521,506	100.0%	$442,396	100.0%	$65,754	100.0%	$4,410	100.0%	$1,034,066	100.0%

	December 31, 2014
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$487,250	99.5%	$416,504	99.5%	$65,536	99.9%	$2,508	100.0%	$971,798	99.5%
Nonperforming	2,336	0.5%	2,059	0.5%	31	0.1%	—	—%	4,426	0.5%
Total	$489,586	100.0%	$418,563	100.0%	$65,567	100.0%	$2,508	100.0%	$976,224	100.0%
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize investments in loans considered to be impaired and the related information on those impaired loans as of the dates presented:

	March 31, 2015			December 31, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Without a related allowance recorded:
Commercial real estate	$22,515	$27,937	$—	$19,890	$25,262	$—
Commercial and industrial	10,338	11,238	—	9,218	9,449	—
Commercial construction	7,696	11,385	—	7,605	11,293	—
Consumer real estate	7,039	7,637	—	7,159	7,733	—
Other consumer	31	34	—	42	48	—
Total without a Related Allowance Recorded	47,619	58,231	—	43,914	53,785	—
With a related allowance recorded:
Commercial real estate	811	811	39	—	—	—
Commercial and industrial	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Consumer real estate	41	41	41	43	43	43
Other consumer	18	18	8	20	20	11
Total with a Related Allowance Recorded	870	870	88	63	63	54
Total:
Commercial real estate	23,326	28,748	39	19,890	25,262	—
Commercial and industrial	10,338	11,238	—	9,218	9,449	—
Commercial construction	7,696	11,385	—	7,605	11,293	—
Consumer real estate	7,080	7,678	41	7,202	7,776	43
Other consumer	49	52	8	62	68	11
Total	$48,489	$59,101	$88	$43,977	$53,848	$54

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans the periods presented:

	For the Three Months Ended
	March 31, 2015		March 31, 2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance recorded:
Commercial real estate	$22,627	$164	$23,539	$167
Commercial and industrial	10,847	62	9,826	55
Commercial construction	7,704	53	8,324	57
Consumer real estate	7,073	96	8,258	103
Other consumer	34	—	121	1
Total without a Related Allowance Recorded	48,285	375	50,068	383
With a related allowance recorded:
Commercial real estate	823	8	—	—
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	42	1	51	1
Other consumer	19	—	32	1
Total with a Related Allowance Recorded	884	9	83	2
Total:
Commercial real estate	23,450	172	23,539	167
Commercial and industrial	10,847	62	9,826	55
Commercial construction	7,704	53	8,324	57
Consumer real estate	7,115	97	8,309	104
Other consumer	53	—	153	2
Total	$49,169	$384	$50,151	$385

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended March 31, 2015
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$20,164	$13,668	$6,093	$6,333	$1,653	$47,911
Charge-offs	(66)	(707)	—	(375)	(303)	(1,451)
Recoveries	103	114	1	136	85	439
Net (Charge-offs)/ Recoveries	37	(593)	1	(239)	(218)	(1,012)
Provision for loan losses	(1,130)	636	775	629	297	1,207
Balance at End of Period	$19,071	$13,711	$6,869	$6,723	$1,732	$48,106

	Three Months Ended March 31, 2014
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$18,921	$14,433	$5,374	$6,362	$1,165	$46,255
Charge-offs	(266)	(290)	(28)	(123)	(267)	(974)
Recoveries	540	314	50	59	83	1,046
Net (Charge-offs)/ Recoveries	274	24	22	(64)	(184)	72
Provision for loan losses	685	(478)	(213)	110	185	289
Balance at End of Period	$19,880	$13,979	$5,183	$6,408	$1,166	$46,616

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the ALL and recorded investments in loans by category as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total(1)
Commercial real estate	$39	$19,032	$19,071	$23,326	$2,129,087	$2,152,413
Commercial and industrial	—	13,711	13,711	10,338	1,200,715	1,211,053
Commercial construction	—	6,869	6,869	7,696	278,470	286,166
Consumer real estate	41	6,682	6,723	7,080	961,232	968,312
Other consumer	8	1,724	1,732	49	65,705	65,754
Total	$88	$48,018	$48,106	$48,489	$4,635,209	$4,683,698
(1)Includes acquired loans.
	December 31, 2014
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total(1)
Commercial real estate	$—	$20,164	$20,164	$19,890	$1,662,346	$1,682,236
Commercial and industrial	—	13,668	13,668	9,218	984,920	994,138
Commercial construction	—	6,093	6,093	7,605	208,543	216,148
Consumer real estate	43	6,290	6,333	7,202	903,455	910,657
Other consumer	11	1,642	1,653	62	65,505	65,567
Total	$54	$47,857	$47,911	$43,977	$3,824,769	$3,868,746
(1)Includes acquired loans.
Acquired loans are recorded at fair value with no carryover of the ALL. Credit deterioration on any acquired loan incurred subsequent to the acquisition date will be recognized in the ALL through the provision. At March 31, 2015, no additional ALL was recorded for acquired loans.

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
Derivatives contain an element of credit risk, including the possibility that we will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by our Asset and Liability Committee, or ALCO, and derivatives with customers may only be executed with customers within credit exposure limits approved by our Senior Loan Committee. Interest rate swaps are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Consolidated Statements of Comprehensive Income.
Interest Rate Lock Commitments and Forward Sale Contracts
In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan market. We also offer interest rate lock commitments to potential borrowers. The commitments are generally for 60 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. We may encounter pricing risks if interest rates increase significantly before the loan can be closed and sold. We may utilize forward sale contracts in order to mitigate this pricing risk. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The rate lock is executed between the mortgagee and us and in turn a forward sale contract may be executed between us and the investor. Both the interest rate lock commitment and the corresponding forward sale contract for each customer are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives during the commitment period are recorded in current earnings and included in mortgage banking in the Consolidated Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts- Commercial Loans
Fair value	$14,020	$12,981	$13,979	$12,953
Notional amount	228,800	245,152	228,800	245,152
Collateral posted	—	—	12,498	12,059
Interest Rate Lock Commitments- Mortgage Loans
Fair value	371	235	—	—
Notional amount	11,923	8,822	—	—
Forward Sale Contracts- Mortgage Loans
Fair value	—	—	74	57
Notional amount	$—	$—	$10,680	$7,789
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$14,020	$13,203	$13,979	$13,175
Gross amounts offset	—	(222)	—	(222)
Net amounts presented in the Consolidated Balance Sheets	14,020	12,981	13,979	12,953
Gross amounts not offset(1)	—	—	(12,498)	(12,059)
Net Amount	$14,020	$12,981	$1,481	$894
(1) Amounts represent posted collateral.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$13	$(8)
Interest rate lock commitments—mortgage loans	136	8
Forward sale contracts—mortgage loans	(17)	(29)
Total Derivatives Gain (Loss)	$132	$(29)

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
Long-term borrowings are for original terms greater than one year and were comprised of FHLB advances, a capital lease and junior subordinated debt securities. Long-term FHLB advances have the same collateral requirements as short-term borrowings. We had total long-term borrowings outstanding of $15.6 million at a fixed rate and $53.7 million at a variable rate at March 31, 2015, excluding our capital lease of $0.2 million. On March 5, 2015, we paid off $8.5 million of the junior subordinated debt assumed in the merger.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Securities sold under repurchase agreements	$46,721	0.01%	$30,605	0.01%
Short-term borrowings	199,573	0.33%	290,000	0.31%
Total short-term borrowings	246,294	0.27%	320,605	0.27%
Long-term borrowings
Other long-term borrowings	18,838	2.92%	19,442	3.00%
Junior subordinated debt securities	50,619	2.95%	45,619	2.70%
Total long-term borrowings	69,457	2.94%	65,061	2.79%
Total Borrowings	$315,751	0.86%	$385,666	0.70%
We had total borrowings at March 31, 2015 and December 31, 2014 at the FHLB of Pittsburgh of $218.2 million and $309.3 million. The $218.2 million at March 31, 2015 consisted of $199.6 million in short-term borrowings and $18.7 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $2.0 billion at March 31, 2015. Our remaining borrowing availability is $1.6 billion.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event a customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $2.9 million at March 31, 2015 and $2.3 million at December 31, 2014. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The allowance for unfunded commitments is determined using a similar methodology as our ALL. The reserve is calculated by applying historical loss rates and qualitative adjustments to our unfunded commitments.
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
The following table sets forth the commitments and letters of credit as of the dates presented:

(dollars in thousands)	March 31, 2015	December 31, 2014
Commitments to extend credit	$1,370,341	$1,158,628
Standby letters of credit	97,386	73,584
Total	$1,467,727	$1,232,212

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
NOTE 11. OTHER COMPREHENSIVE INCOME
The following table presents the tax effects of the components of other comprehensive income (loss) for the periods presented:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in unrealized gains on securities available-for-sale	$4,983	$(1,745)	$3,238	$4,475	$(1,566)	$2,909
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	—	—	—	(1)	—	(1)
Adjustment to funded status of employee benefit plans	729	(162)	567	212	(74)	138
Other Comprehensive Income	$5,712	$(1,907)	$3,805	$4,686	$(1,640)	$3,046
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. EMPLOYEE BENEFITS

We maintain a defined benefit pension plan, or Plan, covering substantially all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future. At this time, we are not required to make a cash contribution to the Plan in 2015. The expected long-term rate of return on plan assets is 8.00 percent. Effective January 1, 2015, the Plan was amended to provide unmarried participants with the ability to name a beneficiary to receive a lump sum death benefit equal to 80% of the participant’s accrued benefit payable at normal retirement age, in the event the participant dies while employed by S&T.
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$672	$631
Interest cost on projected benefit obligation	1,100	1,106
Expected return on plan assets	(1,807)	(1,735)
Amortization of prior service cost (credit)	(35)	(35)
Recognized net actuarial loss	468	209
Net Periodic Pension Expense	$398	$176

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

The following represents total assets by reportable operating segment as of the dates presented:

(dollars in thousands)	March 31, 2015	December 31, 2014
Community Banking	$5,959,651	$4,954,728
Insurance	8,098	7,468
Wealth Management	3,544	2,490
Total Assets	$5,971,293	$4,964,686
The following tables provide financial information for our three segments for the three month periods ended March 31, 2015 and 2014. The financial results of the business segments include allocations for shared services based on an internal analysis that supports line of business and branch performance measurement. Shared services include expenses such as employee benefits, occupancy expense, computer support and other corporate overhead. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 13. SEGMENTS – continued

	Three Months Ended March 31, 2015
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$43,887	$—	$140	$(111)	$43,916
Interest expense	3,889	—	—	(232)	3,657
Net interest income	39,998	—	140	121	40,259
Provision for loan losses	1,207	—	—	—	1,207
Noninterest income	7,537	1,553	2,916	78	12,084
Noninterest expense	28,687	1,137	2,220	199	32,243
Depreciation expense	1,011	12	7	—	1,030
Amortization of intangible assets	326	13	9	—	348
Provision for income taxes	4,256	137	287	—	4,680
Net Income	$12,048	$254	$533	$—	$12,835

	Three Months Ended March 31, 2014
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$38,630	$—	$174	$(139)	$38,665
Interest expense	3,482	—	—	(408)	3,074
Net interest income	35,148	—	174	269	35,591
Provision for loan losses	289	—	—	—	289
Noninterest income	6,854	1,521	2,935	106	11,416
Noninterest expense	23,973	1,155	2,274	375	27,777
Depreciation expense	803	11	7	—	821
Amortization of intangible assets	292	13	11	—	316
Provision for income taxes	3,365	120	286	—	3,771
Net Income	$13,280	$222	$531	$—	$14,033

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 14. QUALIFIED AFFORDABLE HOUSING PROJECTS

We invest in affordable housing projects primarily to satisfy our Community Reinvestment Act requirements. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. Our total investment in qualified affordable housing projects totaled $17.7 million at March 31, 2015 and $18.6 million at December 31, 2014. We had no open commitments to fund current or future investments in qualified affordable housing projects at March 31, 2015 or December 31, 2014. Amortization expense included in noninterest expense was $0.9 million for the three months ended March 31, 2015 and $1.0 million for the three months ended March 31, 2014. The amortization expense was offset by tax credits of $1.0 million for the three months ended March 31, 2015 and $1.1 million for the three months ended March 31, 2014 as a reduction to our federal tax provision.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three month periods ended March 31, 2015 and 2014. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to” or other similar words. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which is on file with the Securities and Exchange Commission, or SEC. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to us at that time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Future Factors include:

•	credit losses;

•	cyber-security concerns, including an interruption or breach in the security of our information systems;

•	rapid technological developments and changes;

•	sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve;

•	a change in spreads on interest-earning assets and interest-bearing liabilities;

•	regulatory supervision and oversight, including Basel III required capital levels, and public policy changes, including environmental regulations;

•	legislation affecting the financial services industry as a whole, S&T, in particular, including the effects of the Dodd-Frank Act;

•	the outcome of pending and future litigation and governmental proceedings;

•	increasing price and product/service competition, including new entrants;

•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;

•	managing our internal growth and acquisitions, particularly our recent acquisition of Integrity Bancshares, Inc., or Integrity;

•	containing costs and expenses;

•	reliance on significant customer relationships;

•
the possibility that the anticipated benefits from the recent Integrity acquisition and any other future acquisitions cannot be fully realized in a timely manner or at all, or that integrating the operations of Integrity or future acquired operations will be more difficult, disruptive or costly than anticipated;

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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

•
a re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities and indirectly, by affecting the economy generally; and

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2015 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2014 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $6.0 billion at March 31, 2015. We provide a full range of financial services through offices in 16 Pennsylvania counties with retail and commercial banking products, cash management services, insurance and trust and brokerage services. We also have three loan production offices, or LPOs, in northeast and central Ohio and in western New York. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
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
During the first quarter of 2015, we successfully executed on our growth strategy through growth in our current footprint and expanding into new markets. On March 4, 2015, we completed the Integrity merger, or the merger, which expanded our geographic footprint into south central Pennsylvania. On March 23, 2015, we expanded our commercial banking operations by opening an LPO in western New York. During the three months ended March 31, 2015, portfolio loans increased $815.0 million compared to December 31, 2014. The merger with Integrity contributed significantly to this increase by adding $788.7 million of loans.
The merger, which resulted in Integrity Bank becoming a separate wholly owned subsidiary of S&T, expanded our geographic footprint through the addition of eight branches into south central Pennsylvania to include Cumberland, Dauphin, Lancaster and York counties. The transaction was valued at $172.0 million, added total assets of $980.7 million, including $788.7 million in loans and $722.3 million in deposits. We expect that in the second quarter of 2015, Integrity Bank will be merged with and into S&T Bank with S&T Bank continuing as the surviving bank. For a period of at least three years following the merger, S&T Bank intends to operate bank branches in the markets currently served by Integrity using the name "Integrity Bank – A Division of S&T Bank".
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
Earnings Summary
Net income for the first quarter of 2015 was $12.8 million, or $0.41 per share, compared to $14.0 million, or $0.47 per share, for the first quarter of 2014. The decrease in net income was primarily due to an increase in noninterest expense and the provision for loan losses offset by an increase in net interest income and noninterest income for the first quarter of 2015 compared to the same period in 2014. Noninterest expense included $2.3 million of merger related expenses.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net interest income increased $4.7 million, or 13.1 percent, for the first quarter of 2015 compared to the same period in 2014. The increase in net interest income was mainly driven by a $596.0 million, or 14.0 percent, increase in average interest-earning assets, primarily due to increased average loan balances. Average loan balances increased organically by $299.1 million and $247.0 million as a result of the merger. Integrity added $2.2 million to net interest income since the acquisition date of March 4, 2015.
The provision for loan losses increased $0.9 million to $1.2 million for the three months ended March 31, 2015 compared to $0.3 million for the same period of 2014. The increase in the provision is related to an increase of $1.1 million in net loan charge-offs to $1.0 million for the first quarter of 2015 compared to a net recovery of $0.1 million for the first quarter of 2014.
Noninterest income increased $0.7 million to $12.1 million for the three months ended March 31, 2015 compared to the same period of 2014. The increase in noninterest income was primarily due to the merger, which added $0.4 million of noninterest income.
Total noninterest expense increased $4.7 million to $33.6 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily due to merger related expenses of $2.3 million, $1.4 million of operating expenses related to Integrity and higher salaries and employee benefit costs.
The provision for income taxes increased $0.9 million to $4.7 million for the three months ended March 31, 2015 compared to $3.8 million for the same period in 2014. The increase to the tax provision was due to an increase in our annual projected tax rate for 2015 as a result of higher projected pretax income related to the merger.
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
We believe the presentation of net interest income on a FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to a FTE basis in the next section for the three months ended March 31, 2015 and 2014.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 Compared to
Three Months Ended March 31, 2014
Net Interest Income
Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 77 percent of operating revenue (net interest income plus noninterest income, excluding security gains/losses and non-recurring income) for the three months ended March 31, 2015 and 76 percent of operating revenue for the three months ended March 31, 2014. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our Asset and Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to produce an acceptable level of net interest income.
The interest income on interest-earning assets and the net interest margin are presented on a fully taxable-equivalent, or FTE, basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities using the federal statutory tax rate of 35 percent for each period and the dividend-received deduction for equity securities. We believe this to be the preferred industry measurement of net interest income that provides a relevant comparison between taxable and non-taxable amounts.
The following table reconciles interest income and interest rates per the Consolidated Statements of Comprehensive Income to net interest income and rates adjusted to a FTE basis for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Total interest income	$43,916	$38,665
Total interest expense	3,657	3,074
Net interest income per consolidated statements of comprehensive income	40,259	35,591
Adjustment to FTE basis	1,392	1,323
Net Interest Income (FTE) (non-GAAP)	$41,651	$36,914
Net interest margin	3.37%	3.38%
Adjustment to FTE basis	0.11%	0.13%
Net Interest Margin (FTE) (non-GAAP)	3.48%	3.51%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three months ended March 31, 2015			Three months ended March 31, 2014
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans (1) (2)	$4,122,631	$40,734	4.01%	$3,576,484	$36,433	4.13%
Interest-bearing deposits with banks	65,575	35	0.22%	147,890	85	0.23%
Taxable investment securities (3)	504,867	2,482	1.97%	395,470	1,950	1.98%
Tax-exempt investment securities (2)	142,194	1,569	4.41%	121,464	1,429	4.71%
Federal Home Loan Bank and other restricted stock	15,427	488	12.66%	13,391	91	2.70%
Total Interest-earning Assets	4,850,694	45,308	3.78%	4,254,699	39,988	3.82%
Noninterest-earning assets:
Cash and due from banks	50,096			48,076
Premises and equipment, net	40,951			35,635
Other assets	378,708			341,176
Less allowance for loan losses	(48,623)			(47,425)
Total Assets	$5,271,826			$4,632,161
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$432,009	$87	0.08%	$313,420	$15	0.02%
Money market	362,939	161	0.18%	350,314	129	0.15%
Savings	1,052,347	403	0.16%	1,014,205	388	0.16%
Certificates of deposit	991,542	2,137	0.87%	910,716	1,822	0.81%
Brokered deposits	260,555	219	0.34%	190,598	156	0.33%
Total Interest-bearing deposits	3,099,392	3,007	0.39%	2,779,253	2,510	0.37%
Securities sold under repurchase agreements	40,039	1	0.01%	36,596	1	0.01%
Short-term borrowings	236,440	185	0.32%	127,778	98	0.31%
Long-term borrowings	19,086	142	3.01%	21,466	162	3.06%
Junior subordinated debt securities	47,175	322	2.77%	45,619	303	2.69%
Total Interest-bearing Liabilities	3,442,132	3,657	0.43%	3,010,712	3,074	0.41%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,101,795			989,799
Other liabilities	64,643			52,851
Shareholders’ equity	663,256			578,799
Total Liabilities and Shareholders’ Equity	$5,271,826			$4,632,161
Net Interest Income (2)(3)		$41,651			$36,914
Net Interest Margin (2) (3)			3.48%			3.51%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2015 and 2014.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
Net interest income on a FTE basis increased $4.7 million, or 12.8 percent, to $41.7 million for the three months ended March 31, 2015 compared to $36.9 million for the same period of 2014. The net interest margin on a FTE basis decreased 3 basis points for the three months ended March 31, 2015 compared to the same period of 2014.
Interest income on a FTE basis increased $5.3 million to $45.3 million for the three months ended March 31, 2015 compared to $40.0 million for the same period of 2014. The merger added $2.2 million to net interest income and assets were included in average assets since the date of the merger, March 4, 2015. Average interest-earning assets increased $596.0 million

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

primarily due to increased average loan balances. Average loan balances increased organically by $299.1 million and $247.0 million as a result of the merger. Due to the continued low interest rate environment, the rate earned on loans decreased 12 basis points. Compared to the same period of 2014, average interest-bearing deposits with banks decreased $82.3 million and average investment securities, including Federal Home Loan Bank, or FHLB, and other restricted stock, increased $132.2 million. A shift from interest-bearing deposits at the Federal Reserve to investment securities and an increase in the FHLB dividend rate, due to a special dividend, had a positive impact on the interest-earning asset rate. Overall, the FTE rate on interest-earning assets decreased 4 basis points compared to the same period of 2014.
Interest expense increased $0.6 million to $3.7 million for the three months ended March 31, 2015 compared to $3.1 million for the same period of 2014. The increase in interest expense was mainly driven by a $320.1 million increase in average interest-bearing deposits. Average customer deposits increased organically by $57.8 million and $192.3 million as a result of the merger. Average brokered deposits increased by $70.0 million. The cost of total interest-bearing deposits increased 2 basis points due to an increase in longer-term promotional certificates of deposits, or CDs, and higher costing deposits from the merger. Interest expense on average borrowings remained relatively unchanged at March 31, 2015. Overall, the cost of interest-bearing liabilities increased by 2 basis points compared to the same period of 2014.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2015 Compared to March 31, 2014
(dollars in thousands)	Volume (4)	Rate (4)	Net
Interest earned on:
Loans (1) (2)	$5,564	$(1,263)	$4,301
Interest-bearing deposits with banks	(47)	(3)	(50)
Taxable investment securities (3)	539	(7)	532
Tax-exempt investment securities (2)	244	(104)	140
Federal Home Loan Bank and other restricted stock	14	383	397
Total Interest-earning Assets	6,314	(994)	5,320
Interest paid on:
Interest-bearing demand	6	66	72
Money market	5	27	32
Savings	15	—	15
Certificates of deposit	162	153	315
Brokered deposits	57	6	63
Short-term borrowings	83	4	87
Long-term borrowings	(18)	(2)	(20)
Junior subordinated debt securities	10	9	19
Total Interest-bearing Liabilities	320	263	583
Net Change in Net Interest Income	$5,994	$(1,257)	$4,737
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2015 and 2014.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4) Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision for Loan Losses
The provision for loan losses is the adjustment to the allowance for loan losses, or ALL, after considering loan charge-offs and recoveries to bring the ALL to a level determined to be appropriate in management's judgment to absorb probable losses inherent in the loan portfolio. The provision for loan losses increased $0.9 million to $1.2 million for the first quarter of 2015 compared to $0.3 million for the same period of 2014 primarily due to an increase in net loan charge-offs. Net loan charge-offs increased $1.1 million to $1.0 million for the first quarter of 2015 compared to a net recovery of $0.1 million for the first quarter of 2014. Nonaccrual loans decreased 14 percent to $18.1 million at March 31, 2015 compared to $21.0 million at March 31, 2014.
Total special mention and substandard commercial loans have increased $23.0 million from the first quarter 2014 to $191.1 million at March 31, 2015 primarily related to loans acquired from Integrity. The ALL was 1.27 percent of total originated loans

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

at March 31, 2015 compared to 1.28 percent at March 31, 2014. Refer to “Allowance for Loan Losses” in the MD&A of this report for additional information.
Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Securities gains, net	$—	$1	$(1)	(100.0)%
Wealth management fees	2,923	2,955	(32)	(1.1)
Debit and credit card fees	2,715	2,502	213	8.5
Service charges on deposit accounts	2,583	2,509	74	2.9
Insurance fees	1,651	1,677	(26)	(1.6)
Mortgage banking	525	132	393	297.7
Other	1,687	1,640	47	2.9
Total Noninterest Income	$12,084	$11,416	$668	5.9%
Noninterest income increased $0.7 million to $12.1 million for the three months ended March 31, 2015 compared to the same period of 2014. The merger added $0.4 million of noninterest income for the three months ended March 31, 2015.
The increase in debit and credit card fees of $0.2 million was primarily due to an increase in merchant revenue resulting from the timing of referral revenue and increased debit card usage.
The increase in mortgage banking income related to an increase in the volume of loans originated for sale in the secondary market and more favorable pricing on loan sales. During the three months ended March 31, 2015, we had $21.6 million in loan sales compared to $5.5 million during the same period in 2014.
Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits (1)	$16,780	$15,376	$1,404	9.1%
Net occupancy (1)	2,588	2,230	358	16.1
Data processing (1)	2,320	2,095	225	10.7
Furniture and equipment	1,226	1,271	(45)	(3.5)
Other Taxes	842	631	211	33.4
Marketing	816	618	198	32.0
FDIC insurance	695	631	64	10.1
Professional services and legal (1)	523	663	(140)	(21.1)
Merger related expense	2,301	—	2,301	NM
Other noninterest expense (1)	5,530	5,399	131	2.4
Total Noninterest Expense	$33,621	$28,914	$4,707	16.3%
(1) Excludes merger related expense for 2015.
Noninterest expense increased $4.7 million to $33.6 million for the three months ended March 31, 2015. The increase was primarily driven by $2.3 million in merger related expenses and $1.4 million of additional operating expenses related to Integrity.
During the three months ended March 31, 2015, we recognized $2.3 million of merger related expenses, including
$0.9 million for data processing contract termination and conversion costs, $0.3 million in severance payments and $1.1 million in legal and professional expenses.
Salaries and employee benefits expense increased $1.4 million due to additional employees, annual merit increases and higher pension and incentive expense. Approximately $0.5 million of the increase related to the addition of new employees resulting from the merger. Annual merit increases resulted in $0.4 million of additional salary expense. Pension expense increased $0.2 million due to a change in actuarial assumptions used to calculate our pension liability. Incentive expense increased $0.3 million due to a higher number of plan participants.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net occupancy expense increased $0.4 million primarily due to the additional locations acquired as part of the merger. Data processing increased $0.2 million due to the annual increase with our third party data processor and data processing expense from Integrity.
Provision for Income Taxes
The provision for income taxes increased $0.9 million to $4.7 million for the three months ended March 31, 2015 compared to $3.8 million for the same period in 2014. The increase to the provision for income taxes was due to an increase in our 2015 annual projected tax rate due to higher pretax income related to the merger. The effective tax rate for the three months ended March 31, 2015 increased to 26.7 percent compared to 21.2 percent for the same period in 2014.
Financial Condition
March 31, 2015
Total assets increased $1.0 billion to $6.0 billion at March 31, 2015 compared to $5.0 billion at December 31, 2014. The increase was a result of the merger, which increased total assets $980.7 million, including adding $114.8 million of goodwill. Loans increased $815.0 million compared to December 31, 2014 primarily due to the merger which added $788.7 million of loans. Our commercial loan portfolio increased by $757.1 million, or 26.2 percent, of which $720.1 million related to the merger and our consumer loan portfolio increased by $57.8 million, or 5.9 percent, of which $68.6 million related to the merger. Securities increased $15.6 million, or 2.4 percent, compared to December 31, 2014 primarily related to the merger.
Our deposit base increased $919.7 million with total deposits of $4.8 billion at March 31, 2015 compared to $3.9 billion at December 31, 2014. The increase in deposits consisted of $722.3 million related to the merger, $133.1 million of organic growth and $64.3 million of brokered deposits. Borrowings decreased by $69.9 million to $315.8 million at March 31, 2015 compared to $385.7 million at December 31, 2014. The short-term borrowing decrease of $90.4 million was due to the increase in our deposits. Total shareholder’s equity increased by $153.9 million, or 25.3 percent, during the three months ended March 31, 2015 compared to December 31, 2014. The increase was primarily related to the issuance of common stock for the merger of $142.5 million and net income of $12.8 million, which was partially offset by dividends of $5.4 million.
Securities Activity

(dollars in thousands)	March 31, 2015	December 31, 2014	$ Change
U.S. Treasury securities	$15,030	$14,880	$150
Obligations of U.S. government corporations and agencies	271,383	269,285	2,098
Collateralized mortgage obligations of U.S. government corporations and agencies	131,404	118,006	13,398
Residential mortgage-backed securities of U.S. government corporations and agencies	48,165	46,668	1,497
Commercial mortgage-backed securities of U.S. government corporations and agencies	40,080	39,673	407
Obligations of states and political subdivisions	140,676	142,702	(2,026)
Debt Securities Available-for-Sale	646,738	631,214	15,524
Marketable equity securities	9,091	9,059	32
Total Securities Available-for-Sale	$655,829	$640,273	$15,556
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risk that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $15.6 million from December 31, 2014. Investment securities acquired from the merger accounted for $11.5 million of the increase and the remaining increase was primarily due to the increase in market value.
Management evaluates the securities portfolio for other than temporary impairment, or OTTI, on a quarterly basis. At March 31, 2015 our bond portfolio was in a net unrealized gain position of $14.3 million, compared to a net unrealized gain of $9.3 million at December 31, 2014. At March 31, 2015, total gross unrealized gains were $14.7 million offset by total gross unrealized losses of $0.5 million. At December 31, 2014, total gross unrealized gains were $11.2 million offset by gross unrealized losses of $1.8 million. The increase in the value of our securities portfolio was due to a decrease in rates during the first quarter of 2015. Unrealized losses were not related to the underlying credit quality of the bond portfolio. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the securities.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

There were no unrealized losses on marketable equity securities as of March 31, 2015. We do not intend to sell and it is not more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. During the first quarter of 2015 and 2014 we did not record any OTTI. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.
Loan Composition

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$2,152,413	46.0%	$1,682,236	43.5%
Commercial and industrial	1,211,053	25.9%	994,138	25.7%
Construction	286,166	6.1%	216,148	5.6%
Total Commercial Loans	3,649,632	77.9%	2,892,522	74.8%
Consumer
Residential mortgage	521,506	11.1%	489,586	12.7%
Home equity	442,396	9.4%	418,563	10.8%
Installment and other consumer	65,754	1.4%	65,567	1.7%
Construction	4,410	0.1%	2,508	0.1%
Total Consumer Loans	1,034,066	22.1%	976,224	25.2%
Total Portfolio Loans	4,683,698	100.0%	3,868,746	100.0%
Loans Held for Sale	6,126		2,970
Total Loans	$4,689,824		$3,871,716
Our loan portfolio represents our most significant source of interest income. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Total portfolio loans increased $815.0 million to $4.7 billion compared to $3.9 billion at December 31, 2014. The increase was primarily due to the addition of $788.7 million of loans from the merger and $29.3 million of organic growth. The $788.7 million of loans related to the merger consisted of $481.4 million of commercial real estate, or CRE, $193.9 million of commercial and industrial, or C&I, $44.8 million of commercial construction, $32.7 million of residential mortgage, $28.8 million of home equity, $5.6 million of installment and other consumer and $1.5 million of consumer construction. The organic growth for the period primarily related to the CRE and C&I portfolios.
Allowance for Loan Losses
We maintain an ALL at a level determined to be adequate to absorb estimated probable credit losses inherent within the loan portfolio as of the balance sheet date. Determination of an adequate ALL is inherently subjective and may be subject to significant changes from period to period. The methodology for determining the ALL has two main components: 1) evaluation and impairment tests of individual loans, and 2) impairment tests of certain groups of homogeneous loans with similar risk characteristics.
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
Consumer real estate loans are secured by first and second liens such as home equity loans, home equity lines of credit and 1-4 family residences, including purchase money mortgages. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the local housing markets can also have a significant impact on this segment because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.
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
Significant to our ALL is a higher concentration of commercial loans. At March 31, 2015, approximately 82 percent of the ALL was related to our commercial loan portfolio, and approximately 78 percent of our total loan portfolio was comprised of commercial loans. We believe the inherent risk in the commercial loan portfolio to be higher than in the consumer portfolio as commercial loans tend to be riskier than consumer loans as they are larger and more volatile along with the fact that we have experienced higher historical losses on our commercial loans.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables summarize the ALL and recorded investments in loans by category for the dates presented:

	March 31, 2015
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$39	$19,032	$19,071	$23,326	$2,129,087	$2,152,413
Commercial and industrial	—	13,711	13,711	10,338	1,200,715	1,211,053
Commercial construction	—	6,869	6,869	7,696	278,470	286,166
Consumer real estate	41	6,682	6,723	7,080	961,232	968,312
Other consumer	8	1,724	1,732	49	65,705	65,754
Total	$88	$48,018	$48,106	$48,489	$4,635,209	$4,683,698

	December 31, 2014
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$20,164	$20,164	$19,890	$1,662,346	$1,682,236
Commercial and industrial	—	13,668	13,668	9,218	984,920	994,138
Commercial construction	—	6,093	6,093	7,605	208,543	216,148
Consumer real estate	43	6,290	6,333	7,202	903,455	910,657
Other consumer	11	1,642	1,653	62	65,505	65,567
Total	$54	$47,857	$47,911	$43,977	$3,824,769	$3,868,746

	March 31, 2015		December 31, 2014
Ratio of net charge-offs to average loans outstanding	0.10%	*	0.00%
Allowance for loan losses as a percentage of total loans	1.03%		1.24%
Allowance for loan losses as a percentage of originated loans	1.27%		1.27%
Allowance for loan losses to nonperforming loans	265%		385%
* Annualized
The ALL was $48.1 million, or 1.03 percent of total portfolio loans and 1.27 percent of originated loans at March 31, 2015 compared to $47.9 million, or 1.24 percent of total portfolio loans and 1.27 percent of originated loans at December 31, 2014. Acquired loans of $788.7 million were recorded at fair value with no carryover of the ALL. Credit deterioration on acquired loans incurred subsequent to the acquisition date will be recognized in the ALL through the provision. At March 31, 2015, no additional ALL was recorded for acquired loans. Impaired loans increased $4.5 million from December 31, 2014. The increase was primarily due to the addition of $4.9 million of commercial impaired loans. No significant specific reserves were required for these loans. The reserve for loans collectively evaluated for impairment did not change significantly at March 31, 2015 compared to December 31, 2014.
Net loan charge-offs were $1.0 million for the three months ended March 31, 2015. Commercial special mention and substandard loans for the quarter increased by $78.9 million to $191.1 million compared to $112.2 million at December 31, 2014 primarily related to the acquired loans which were recorded at fair value on the acquisition date.
We individually evaluate all substandard and nonaccrual commercial loans greater than $0.5 million for impairment. Loans are considered to be impaired when based upon current information and events it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. Our methodology for evaluating whether a loan is impaired includes risk-rating credits on an individual basis and consideration of the borrower’s overall financial condition, payment history and available cash resources. In measuring impairment, we primarily utilize fair market value of the collateral; however, we also use discounted cash flow when warranted.
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
An accruing loan that is modified into a TDR can remain in accrual status if, based on a current well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before the modification. Additionally, TDRs can be returned to accruing status if the following criteria are met: 1) the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and 2) there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring. All TDRs will be reported as an impaired loan for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is expected that the remaining principal and interest will be fully collected according to the restructured agreement. For all TDRs, regardless of size, as well as all other impaired loans, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate. All impaired loans are reported as nonaccrual loans unless the loan is a TDR that has met the requirements noted above.
As an example, consider a substandard commercial construction loan that is currently 90 days past due where the loan is restructured to extend the maturity date for a period longer than would be considered an insignificant period of time. The post-modification interest rate given to the borrower is considered to be lower than the current market rate for new debt with similar risk and all other terms remain the same according to the original loan agreement. This loan will be considered a TDR as the borrower is experiencing financial difficulty and a concession has been granted due to the long extension, resulting in payment delay as well as the rate being lower than current market rate for new debt with similar risk. The loan will be reported as a nonaccrual TDR and an impaired loan. In addition, the loan could be charged down to the fair value of the collateral if a confirmed loss exists. If the loan subsequently performs, by means of making on-time principal and interest payments according to the newly restructured terms for a period of six months, and it is expected that all remaining principal and interest will be collected according to the terms of the restructured agreement, the loan will be returned to accrual status and reported as an accruing TDR. The loan will remain an impaired loan for the remaining life of the loan because the interest rate was not adjusted to be equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk.
At March 31, 2015, TDR’s totaled $46.3 million, which was an increase of $3.9 million from December 31, 2014. Of the total TDR’s for the quarter, $36.4 million, or 78.6 percent, were accruing while $9.9 million, or 21.4 percent, were nonaccrual.
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
Our allowance for lending-related commitments is computed using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The reserve is calculated by applying historical loss rates and considering qualitative factors to unfunded commitments. The balance in the allowance for unfunded loan commitments was approximately $2.9 million at March 31, 2015 as compared to $2.3 million at December 31, 2014. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	March 31, 2015	December 31, 2014	$ Change
Nonaccrual Loans
Commercial real estate	$3,356	$2,255	$1,101
Commercial and industrial	1,778	1,266	512
Commercial construction	—	105	(105)
Residential mortgage	1,601	1,877	(276)
Home equity	1,476	1,497	(21)
Installment and other consumer	7	21	(14)
Consumer construction	—	—	—
Total Nonaccrual Loans	8,218	7,021	1,197
Nonaccrual Troubled Debt Restructurings
Commercial real estate	5,030	2,180	2,850
Commercial and industrial	1,772	356	1,416
Commercial construction	1,973	1,869	104
Residential mortgage	625	459	166
Home equity	510	562	(52)
Installment and other consumer	6	10	(4)
Total Nonaccrual Troubled Debt Restructurings	9,916	5,436	4,480
Total Nonaccrual Loans	18,134	12,457	5,677
OREO	1,294	166	1,128
Total Nonperforming Assets	$19,428	$12,623	$6,805

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.39%	0.32%
Nonperforming assets as a percent of total loans plus OREO	0.41%	0.33%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming assets, or NPAs, increased by $6.8 million to $19.4 million at March 31, 2015 compared to $12.6 million at December 31, 2014. The increase in NPAs was primarily due to a $5.7 million increase in nonperforming loans and a $1.3 million increase in OREO acquired from the merger. The increase in nonperforming loans was primarily due to the addition of $4.9 million of commercial loans.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits

(dollars in thousands)	March 31, 2015	December 31, 2014	$ Change
Noninterest-bearing demand	$1,177,623	$1,083,919	$93,704
Interest-bearing demand	649,706	333,015	316,691
Money market	448,070	309,245	138,825
Savings	1,073,755	1,027,095	46,660
Certificates of deposit	1,127,548	933,210	194,338
Brokered deposits	351,829	222,358	129,471
Total Deposits	$4,828,531	$3,908,842	$919,689
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits, mitigating any funding dependency on other more volatile sources. Total deposits increased $919.7 million at March 31, 2015 which included $722.3 million related to the merger.
Overall, our customer deposits, which exclude brokered deposits, increased by $790.2 million from December 31, 2014. This increase consisted of $657.2 million from the merger and $133.0 million of organic growth. Our customer deposits include noninterest-bearing deposits which increased $93.7 million, interest-bearing deposits increased $316.7 million, money market increased $138.8 million, savings deposits increased $46.7 million, and CDs increased $194.3 million as compared December 31, 2014.
Brokered deposits consist of CDs, money market, and interest-bearing demand funds and are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure. The increase of $129.5 million of brokered deposits included $65.2 million from the merger.
Borrowings

(dollars in thousands)	March 31, 2015	December 31, 2014	$ Change
Securities sold under repurchase agreements	$46,721	$30,605	$16,116
Short-term borrowings	199,573	290,000	(90,427)
Long-term borrowings	18,838	19,442	(604)
Junior subordinated debt securities	50,619	45,619	5,000
Total Borrowings	$315,751	$385,666	$(69,915)
Borrowings are an additional source of funding for us. Total borrowings decreased by $69.9 million from December 31, 2014. The short-term borrowing decrease of $90.4 million was due to an increase in deposits for the three months ended March 31, 2015. On March 5, 2015, we paid off $8.5 million of the $13.5 million junior subordinated debt assumed in the merger.
Information pertaining to short-term borrowings is summarized in the tables below for the three and twelve month periods ended March 31, 2015 and December 31, 2014.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	March 31, 2015	December 31, 2014
Balance at the period end	$46,721	$30,605
Average balance during the period	40,039	28,372
Average interest rate during the period	0.01%	0.01%
Maximum month-end balance during the period	$46,721	$40,983
Average interest rate at the period end	0.01%	0.01%

	Short-Term Borrowings
(dollars in thousands)	March 31, 2015	December 31, 2014
Balance at the period end	$199,573	$290,000
Average balance during the period	236,440	164,811
Average interest rate during the period	0.27%	0.31%
Maximum month-end balance during the period	$290,000	$290,000
Average interest rate at the period end	0.33%	0.30%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to long-term borrowings is summarized in the tables below for the three and twelve month periods ended March 31, 2015 and December 31, 2014.

	Long-Term Borrowings
(dollars in thousands)	March 31, 2015	December 31, 2014
Balance at the period end	$18,838	$19,442
Average balance during the period	19,086	20,571
Average interest rate during the period	3.01%	3.00%
Maximum month-end balance during the period	$19,242	$21,616
Average interest rate at the period end	2.92%	2.97%

	Junior Subordinated Debt Securities
(dollars in thousands)	March 31, 2015	December 31, 2014
Balance at the period end	$50,619	$45,619
Average balance during the period	47,175	45,619
Average interest rate during the period	2.77%	2.68%
Maximum month-end balance during the period	$50,619	$45,619
Average interest rate at the period end	2.95%	2.70%
Liquidity and Capital Resources
Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or of borrowers needing to access funds to meet their credit needs. In order to manage liquidity risk our Board of Directors has delegated authority to the ALCO for formulation, implementation and oversight of liquidity risk management for S&T. ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. ALCO monitors and manages liquidity through various ratios, reviewing cash flow projections, performing stress tests and by having a detailed contingency funding plan. ALCO policy guidelines define graduated risk tolerance levels. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the Deposits Section of Item 2, MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources available to S&T include borrowing availability at the FHLB of Pittsburgh, Federal Funds lines with other financial institutions and access to the brokered deposit market. Additional funding sources available to Integrity Bank include borrowing availability at the FHLB of Pittsburgh, borrowing lines with other financial institutions, availability through the Federal Reserve Borrower-In-Custody program, and access to the brokered deposits market.
An important component of S&T’s ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At March 31, 2015 S&T had $383.8 million in highly liquid assets, which consisted of $74.7 million in interest-bearing deposits with banks, $303.0 million in unpledged securities and $6.1 million in loans held for sale. The highly liquid assets to total assets resulted in an asset liquidity ratio of 6.5 percent at March 31, 2015. Also, at March 31, 2015, S&T had a remaining borrowing availability of $1.6 billion with the FHLB of Pittsburgh. Refer to Note 9 Borrowings, and the Borrowing section of Item 2, MD&A, for more details.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

 The following summarizes capital amounts and ratios for S&T, S&T Bank and Integrity Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized (1)	Well- Capitalized (2)	March 31, 2015		December 31, 2014
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$499,390	10.06%	$465,114	9.80%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	479,510	9.82%	445,114	11.81%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	499,390	10.22%	465,114	12.34%
Total capital to risk-weighted assets	8.00%	10.00%	579,653	11.86%	537,935	14.27%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$367,047	7.72%	$403,593	8.53%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	367,047	9.15%	403,593	10.76%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	367,047	9.15%	403,593	10.76%
Total capital to risk-weighted assets	8.00%	10.00%	442,227	11.02%	475,538	12.68%
Integrity Bank
Tier 1 leverage	4.00%	5.00%	$102,556	11.74%	$70,990	8.55%
Common equity to tier 1 to risk-weighted assets	4.50%	6.50%	102,556	11.56%	70,990	9.30%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	102,556	11.56%	70,990	9.30%
Total capital to risk-weighted assets	8.00%	10.00%	106,556	12.01%	84,529	11.08%
(1) For an institution to qualify as “adequately capitalized” under regulatory guidelines, Tier 1 leverage, Common equity tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios must be at least 4 percent, 4.50 percent, 6 percent and 8 percent. At March 31, 2015, we exceeded those requirements.
(2) For an institution to qualify as “well capitalized” under regulatory guidelines, Tier 1 leverage, Common equity tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios must be at least 5 percent, 6.50 percent, 8 percent and 10 percent. At March 31, 2015, we exceeded those requirements.
When comparing March 31, 2015 to December 31, 2014, the capital ratios were impacted by our merger with Integrity and new regulatory requirements under Basel III. The merger between S&T and Integrity closed on March 4, 2015. The new regulatory requirements under Basel III were effective January 1, 2015 with a phase-in period ending January 1, 2019. The new regulatory requirements include a common equity tier 1 to risk-weighted assets ratio and increased the capital required for certain categories of assets. S&T, S&T Bank, and Integrity Bank continue to be well-capitalized under the new regulatory guidelines.
In October 2012, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the Securities and Exchange Commission, or SEC, for the issuance of up to $300 million of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2015 we had not issued any securities pursuant to the shelf registration statement.
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
The table below reflects the rate shock analyses and EVE analysis results. Both are in the minimal risk tolerance level.

	March 31, 2015		December 31, 2014
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in EVE	% Change in Pretax Net Interest Income	% Change in EVE
+300	8.7	8.5	6.7	1.8
+200	5.5	8.4	4.1	3.9
+100	2.5	4.2	1.8	3.5
-100	(3.8)	(12.5)	(3.4)	(12.3)
The results from the rate shock analyses are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive balance sheet will differ depending upon the change in market interest rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in net interest income and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in net interest income and operating income. As measured by rate shock analyses, an increase in interest rates would have a positive impact on pretax net interest income. Due to an increase in our asset sensitivity position, the percent change in pretax net interest income for our rates up shock scenarios increased when comparing March 31, 2015 and December 31, 2014.
When comparing the EVE results for March 31, 2015 and December 31, 2014 the percent change to EVE has improved in the rates up shock scenarios and decreased in the rate down shock scenario. The changes in EVE are due to lower long-term rates at March 31, 2015 compared to December 31, 2014. The lower long-term rates resulted in a lower March 31, 2015 base case EVE mainly as result of lower non-maturity deposits values.
In addition to rate shocks analysis and EVE analysis, we perform a market risk stress test at least annually. The market risk stress test includes sensitivity analyses and simulations. Sensitivity analyses are performed to help us identify which model assumptions cause the greatest impact on pretax net interest income. Sensitivity analyses may include changing prepayment behavior of fixed rate loans and securities with optionality and the impact of interest rate changes on non-maturity deposit products. Simulation analyses may include the potential impact of rate shocks other than the policy guidelines of +/- 300 basis points, yield curve shape changes, significant balance mix changes and various growth scenarios. Simulations indicate that an increase in rates, particularly if the yield curve steepens, will most likely result in an improvement in pretax net interest income. We realize that some of the benefit reflected in our scenarios may be offset by a change in the competitive environment and a change in product preference by our customers.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of March 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2015, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 20, 2015.
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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheet at March 31, 2015 and Audited Consolidated Balance Sheet at December 31, 2014, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2015 and 2014, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three Months ended March 31, 2015 and 2014, (iv) Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31, 2015 and 2014 and (v) Notes to Unaudited Consolidated Financial Statements.

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: May 5, 2015	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)