Form 10-Q
period 2015-06-30
S&T BANCORP INC
filed 2015-08-05
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Common Stock, $2.50 Par Value - 34,811,636 shares as of July 31, 2015

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $83,701 and $57,048 at June 30, 2015 and December 31, 2014	$146,582	$109,580
Securities available-for-sale, at fair value	666,624	640,273
Loans held for sale	13,634	2,970
Portfolio loans, net of unearned income	4,798,498	3,868,746
Allowance for loan losses	(48,814)	(47,911)
Portfolio loans, net	4,749,684	3,820,835
Bank owned life insurance	79,314	62,252
Premises and equipment, net	49,032	38,166
Federal Home Loan Bank and other restricted stock, at cost	23,553	15,135
Goodwill	291,204	175,820
Other intangible assets, net	7,479	2,631
Other assets	106,622	97,024
Total Assets	$6,133,728	$4,964,686
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,182,124	$1,083,919
Interest-bearing demand	703,797	335,099
Money market	633,175	376,612
Savings	1,093,057	1,027,095
Certificates of deposit	1,247,262	1,086,117
Total Deposits	4,859,415	3,908,842
Securities sold under repurchase agreements	46,235	30,605
Short-term borrowings	230,975	290,000
Long-term borrowings	118,228	19,442
Junior subordinated debt securities	45,619	45,619
Other liabilities	62,027	61,789
Total Liabilities	5,362,499	4,356,297
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at June 30, 2015 and 31,197,365 at December 31, 2014 Outstanding—34,812,723 shares at June 30, 2015 and 29,796,397 shares at December 31, 2014	90,326	77,993
Additional paid-in capital	209,709	78,818
Retained earnings	521,056	504,060
Accumulated other comprehensive (loss) income	(13,521)	(13,833)
Treasury stock (1,317,757 shares at June 30, 2015 and 1,400,968 shares at December 31, 2014, at cost)	(36,341)	(38,649)
Total Shareholders’ Equity	771,229	608,389
Total Liabilities and Shareholders’ Equity	$6,133,728	$4,964,686
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
INTEREST INCOME
Loans, including fees	$48,933	$36,614	$88,859	$72,263
Investment Securities:
Taxable	2,394	2,060	4,777	3,960
Tax-exempt	998	979	2,018	1,908
Dividends	286	219	872	406
Total Interest Income	52,611	39,872	96,526	78,537
INTEREST EXPENSE
Deposits	3,051	2,476	6,058	4,986
Borrowings and junior subordinated debt securities	749	541	1,398	1,105
Total Interest Expense	3,800	3,017	7,456	6,091
NET INTEREST INCOME	48,811	36,855	89,070	72,446
Provision for loan losses	2,059	(1,134)	3,266	(845)
Net Interest Income After Provision for Loan Losses	46,752	37,989	85,804	73,291
NONINTEREST INCOME
Securities (losses) gains, net	(34)	40	(34)	41
Debit and credit card fees	3,020	2,724	5,736	5,226
Wealth management fees	2,930	2,837	5,853	5,792
Service charges on deposit accounts	2,877	2,574	5,459	5,083
Insurance fees	1,391	1,425	3,041	3,102
Mortgage banking	782	264	1,308	396
Other	2,417	1,907	4,104	3,547
Total Noninterest Income	13,383	11,771	25,467	23,187
NONINTEREST EXPENSE
Salaries and employee benefits	17,455	15,772	34,235	31,148
Net occupancy	2,682	1,984	5,270	4,214
Data processing	2,555	2,219	4,876	4,314
Furniture and equipment	1,582	1,277	2,808	2,548
Marketing	1,193	960	2,009	1,578
Other taxes	1,159	893	2,002	1,524
Merger related expenses	866	—	3,167	—
FDIC insurance	808	579	1,503	1,210
Professional services and legal	801	875	1,324	1,538
Other	6,348	5,606	11,876	11,005
Total Noninterest Expense	35,449	30,165	69,070	59,079
Income Before Taxes	24,686	19,595	42,201	37,399
Provision for income taxes	6,498	4,875	11,178	8,646
Net Income	$18,188	$14,720	$31,023	$28,753
Earnings per share—basic	$0.52	$0.49	$0.94	$0.97
Earnings per share—diluted	$0.52	$0.49	$0.94	$0.97
Dividends declared per share	$0.18	$0.17	$0.36	$0.33
Comprehensive Income	$14,695	$18,343	$31,335	$35,421
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands, except shares and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2014	$77,993	$78,140	$468,158	$(12,694)	$(40,291)	$571,306
Net income for six months ended June 30, 2014	—	—	28,753	—	—	28,753
Other comprehensive income (loss), net of tax	—	—	—	6,668	—	6,668
Cash dividends declared ($0.33 per share)	—	—	(9,810)	—	—	(9,810)
Treasury stock issued for restricted awards (80,455 shares, net of 20,976 forfeitures)	—	—	(1,824)	—	1,664	(160)
Recognition of restricted stock compensation expense	—	430	—	—	—	430
Balance at June 30, 2014	$77,993	$78,570	$485,277	$(6,026)	$(38,627)	$597,187

Balance at January 1, 2015	$77,993	$78,818	$504,060	$(13,833)	$(38,649)	$608,389
Net income for six months ended June 30, 2015	—	—	31,023	—	—	31,023
Other comprehensive income (loss), net of tax	—	—	—	312	—	312
Cash dividends declared ($0.36 per share)	—	—	(11,608)	—	—	(11,608)
Common stock issued in acquisition (4,933,115 shares)	12,333	130,136	—	—	—	142,469
Treasury stock issued for restricted awards (87,841 shares, net of 4,630 forfeitures)	—	—	(2,419)	—	2,308	(111)
Recognition of restricted stock compensation expense	—	858	—	—	—	858
Tax benefit from stock-based compensation		29				29
Issuance costs	—	(132)	—	—	—	(132)
Balance at June 30, 2015	$90,326	$209,709	$521,056	$(13,521)	$(36,341)	$771,229
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2015	2014
OPERATING ACTIVITIES
Net income	$31,023	$28,753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,266	(845)
Provision for unfunded loan commitments	605	182
Depreciation, amortization and accretion	388	2,309
Net amortization of discounts and premiums on securities	1,802	1,898
Stock-based compensation expense	769	395
Securities losses (gains), net	34	(41)
Tax benefit from stock-based compensation	(29)	—
Mortgage loans originated for sale	(52,075)	(13,057)
Proceeds from the sale of loans	42,008	13,475
Gain on the sale of loans, net	(597)	(85)
Net increase in interest receivable	(2,542)	(243)
Net decrease in interest payable	(475)	(186)
Net decrease in other assets	1,854	10,016
Net (decrease) increase in other liabilities	(811)	1,199
Net Cash Provided by Operating Activities	25,220	43,770
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(54,754)	(108,845)
Proceeds from maturities, prepayments and calls of securities available-for-sale	26,096	36,343
Proceeds from sales of securities available-for-sale	11,119	1,418
Net purchases of Federal Home Loan Bank stock	(334)	(2,189)
Net increase in loans	(141,911)	(169,209)
Proceeds from sale of loans not originated for resale	—	4,108
Purchases of premises and equipment	(2,465)	(1,719)
Proceeds from the sale of premises and equipment	27	64
Net cash paid in excess of cash acquired from bank merger	(16,347)	—
Net Cash Used in Investing Activities	(178,569)	(240,029)
FINANCING ACTIVITIES
Net increase in core deposits	297,340	141,888
Net (decrease) increase in certificates of deposit	(68,397)	50,972
Net increase (decrease) in securities sold under repurchase agreements	15,630	(8,578)
Net (decrease) increase in short-term borrowings	(127,686)	45,000
Proceeds from long-term borrowings	100,000	—
Repayments of long-term borrowings	(1,214)	(1,174)
Repayment of junior subordinated debt	(13,500)	—
Treasury shares issued-net	(111)	(160)
Issuance costs	(132)	—
Cash dividends paid to common shareholders	(11,608)	(9,810)
Tax benefit from stock-based compensation	29	—
Net Cash Provided by Financing Activities	190,351	218,138
Net increase in cash and cash equivalents	37,002	21,879
Cash and cash equivalents at beginning of period	109,580	108,356
Cash and Cash Equivalents at End of Period	$146,582	$130,235
Supplemental Disclosures
Loans transferred to held for sale	$—	$1,300
Interest paid	$7,619	$6,278
Income taxes paid, net of refunds	$9,275	$8,400
Net assets acquired from bank merger, excluding cash and cash equivalents	$43,433	$—
Transfers of loans to other real estate owned	$137	$274
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

Recently Adopted Accounting Standards Updates, or ASU
Repurchase-To-Maturity Transactions, Repurchase Financings, and Disclosures
In June 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures which introduces two accounting changes to the Transfers and Servicing guidance (Topic 860). Repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet and for repurchase financing arrangements, an entity will account separately for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. This will also generally result in secured borrowing accounting for the repurchase agreement. With respect to disclosures, a transferor is required to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee. Additionally, new disclosures are required for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The new disclosure for transactions accounted for as secured borrowings is required for interim periods beginning after March 15, 2015. These new disclosures are included in Note 9. Borrowings. The adoption of this ASU had no impact on our results of operations or financial position.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies to all entities that dispose of components. It will significantly change current practices for assessing discontinued operations and affect an entity’s income and earnings per share from continuing operations. An entity is required to reclassify assets and liabilities of a discontinued operation that are classified as held for sale or disposed of in the current period for all comparative periods presented. The ASU requires that an entity present in the statement of cash flows or disclose in a note either total operating and investing cash flows for discontinued operations, or depreciation, amortization, capital expenditures and significant operating and investing noncash items related to

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

discontinued operations. Additional disclosures are required when an entity retains significant continuing involvement with a discontinued operation after its disposal, including the amount of cash flows to and from a discontinued operation. The new standard applies prospectively after the effective date of December 15, 2014, and early adoption was permitted. The adoption of this ASU had no impact on our results of operations or financial position.
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies that an in substance repossession or foreclosure has occurred and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure. Interim and annual disclosure is required of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The new standard is effective using either the modified retrospective transition method or a prospective transition method for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption was permitted. The adoption of this ASU had no impact on our results of operations or financial position.
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The ASU permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The proportional amortization method permits the amortization of the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption was permitted. This ASU did not have a material impact on our results of operations or financial position. We did not adopt the proportional amortization method. Refer to Note 14 for additional disclosure.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Consolidation: Amendments to the Consolidation Analysis
In April 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, 2) Eliminate the presumption that a general partner should consolidate a limited partnership, 3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, 4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2A-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating the impact that these amendments may have on our consolidated financial statements. We do not expect that this ASU will have a material impact on our results of operations or financial position.
Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary
In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary. The amendments in this ASU eliminate from GAAP the concept of extraordinary items and eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015. We do not expect that this ASU will have a material impact on our results of operations or financial position.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. BUSINESS COMBINATIONS

On March 4, 2015, we completed the acquisition of 100 percent of the voting shares of Integrity Bancshares, Inc., or Integrity, located in Camp Hill, Pennsylvania, in a tax-free reorganization transaction structured as a merger of Integrity with and into S&T, with S&T being the surviving entity. As a result of the Integrity merger, or the Merger, Integrity Bank, the wholly owned subsidiary bank of Integrity, became a separate wholly owned subsidiary bank of S&T. The merger of Integrity Bank into S&T Bank, with S&T Bank surviving the merger, and related system conversion occurred on May 8, 2015.
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
The Merger was accounted for under the acquisition method of accounting and our consolidated financial statements include all Integrity Bank transactions from March 4, 2015, until it was merged into S&T Bank on May 8, 2015. The assets acquired and liabilities assumed were recorded at their respective fair values and represent management’s estimates based on available information. During the three months ended June 30, 2015, an additional $0.6 million of purchase accounting adjustments were recognized that increased goodwill. The change to goodwill primarily related to a fair value adjustment made on land acquired in the Merger where we own a branch office.
Goodwill of $115.4 million was calculated as the excess of the consideration exchanged over the fair value of the identifiable net assets acquired. The goodwill arising from the Merger consists largely of the synergies and economies of scale expected from combining the operations of S&T and Integrity. All of the goodwill was assigned to our Community Banking segment. The goodwill recognized will not be deductible for tax purposes.
The following table summarizes total consideration, assets acquired and liabilities assumed as of June 30, 2015:

(dollars in thousands)
Consideration Paid
Cash	$29,510
Common stock	142,469
Fair Value of Total Consideration	$171,979

Fair Value of Assets Acquired
Cash and cash equivalents	$13,163
Securities and other investments	11,502
Loans	788,687
Bank owned life insurance	15,974
Premises and equipment	10,855
Core deposit intangible	5,713
Other assets	19,555
Total Assets Acquired	865,449

Fair Value of Liabilities Assumed
Deposits	722,308
Borrowings	82,286
Other liabilities	4,259
Total Liabilities Assumed	808,853
Total Fair Value of Identifiable Net Assets	56,596
Goodwill	$115,383

Loans acquired in the Merger were recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Loans acquired with evidence of credit quality deterioration were evaluated and not considered to be significant. The fair value of the loans acquired was $788.7 million net of a $14.8 million discount. The discount may be accreted to interest income over the remaining contractual life of the loans. Acquired loans included $331.6 million of commercial real estate, or CRE, $184.2 million of commercial and

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. BUSINESS COMBINATIONS - continued

industrial, or C&I, $92.4 million of commercial construction, $116.9 million of residential mortgage, $25.6 million of home equity, $36.1 million of installment and other consumer and $1.9 million of consumer construction.
Direct costs related to the Merger were expensed as incurred. During the six months ended June 30, 2015, we recognized $3.2 million of merger related expenses, including $1.3 million for data processing contract termination and system conversion costs, $1.2 million in legal and professional expenses, $0.4 million in severance payments and $0.3 million in other expenses.
The following table presents unaudited pro forma financial information which combines the historical consolidated statements of income of S&T and Integrity to give effect to the Merger as if it had occurred on January 1, 2014, for the periods presented.

	Unaudited Pro Forma Information
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Total revenue(1)	$60,307	$57,921	$118,992	$115,045
Net income (2)	$18,816	$17,765	$32,728	$33,697

Earnings per common share: (2)
Basic	$0.54	$0.51	$0.95	$0.97
Diluted	$0.54	$0.51	$0.94	$0.97
(1)Total pro forma revenue is defined as net interest income plus non-interest income, excluding gains and losses on sales of investment securities available-for-sale.
(2)Excludes merger expenses
Pro forma adjustments include intangible amortization expense, net amortization or accretion of valuation amounts and income tax expense. The pro forma results are not indicative of the results of operations that would have occurred had the Merger taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. EARNINGS PER SHARE

The following table reconciles the components of basic earnings per share with that of diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shares and per share data)	2015	2014	2015	2014
Numerator for Earnings per Share—Basic:
Net income	$18,188	$14,720	$31,023	$28,753
Less: Income allocated to participating shares	79	29	123	64
Net Income Allocated to Shareholders	$18,109	$14,691	$30,900	$28,689

Numerator for Earnings per Share—Diluted:
Net income	18,188	14,720	$31,023	$28,753
Net Income Available to Shareholders	$18,188	$14,720	$31,023	$28,753

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	34,652,895	29,684,300	32,951,936	29,672,611
Add: Potentially dilutive shares	28,283	16,894	36,359	27,559
Denominator for Treasury Stock Method—Diluted	34,681,178	29,701,194	32,988,295	29,700,170

Weighted Average Shares Outstanding—Basic	34,652,895	29,684,300	32,951,936	29,672,611
Add: Average participating shares outstanding	151,134	58,973	131,563	66,563
Denominator for Two-Class Method—Diluted	34,804,029	29,743,273	33,083,499	29,739,174

Earnings per share—basic	$0.52	$0.49	$0.94	$0.97
Earnings per share—diluted	$0.52	$0.49	$0.94	$0.97
Warrants considered anti-dilutive excluded from potentially dilutive shares - exercise price $31.53 per share, expires January 2019	517,012	517,012	517,012	517,012
Stock options considered anti-dilutive excluded from potentially dilutive shares	155,500	428,493	155,500	428,676
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	122,851	42,079	95,204	39,005

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
Recurring Basis
Securities Available-for-Sale
Securities available-for-sale include both debt and marketable equity securities. We obtain fair values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. We validate prices received from our pricing service through comparison to a secondary pricing service and broker quotes. We review the methodologies of the pricing service which provides us with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of our debt securities. The market valuation sources for debt securities include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models and vast descriptive terms and conditions databases, as well as extensive quality control programs.
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
Loans
The fair value of variable rate performing loans that may reprice frequently at short-term market rates is based on carrying values adjusted for credit risk. The fair value of variable rate performing loans that reprice at intervals of one year or longer, such as adjustable rate mortgage products, is estimated using discounted cash flow analyses that utilize interest rates currently being offered for similar loans and adjusted for credit risk. The fair value of fixed rate performing loans is estimated using a discounted cash flow analysis that utilizes interest rates currently being offered for similar loans and adjusted for credit risk. The fair value of impaired nonperforming loans is based on their carrying values less any specific reserve. The carrying amount of accrued interest approximates fair value.
Bank Owned Life Insurance
Fair value approximates net cash surrender value of bank owned life insurance.
Federal Home Loan Bank, or FHLB, and Other Restricted Stock
It is not practical to determine the fair value of our FHLB and other restricted stock due to the restrictions placed on the transferability of these stocks; therefore, it is presented at carrying value.
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
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at June 30, 2015 and December 31, 2014. Due to limited trading volume, we transferred marketable equity securities with a fair value of $0.2 million from Level 1 to Level 2 during the six month period ended June 30, 2015. There were no other transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	June 30, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$15,018	$—	$15,018
Obligations of U.S. government corporations and agencies	—	270,112	—	270,112
Collateralized mortgage obligations of U.S. government corporations and agencies	—	139,577	—	139,577
Residential mortgage-backed securities of U.S. government corporations and agencies	—	43,419	—	43,419
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	49,676	—	49,676
Obligations of states and political subdivisions	—	139,947	—	139,947
Marketable equity securities	—	8,875	—	8,875
Total securities available-for-sale	—	666,624	—	666,624
Trading securities held in a Rabbi Trust	3,796	—	—	3,796
Total securities	3,796	666,624	—	670,420
Derivative financial assets:
Interest rate swaps	—	11,013	—	11,013
Interest rate lock commitments	—	366	—	366
Forward sale contracts	—	17	—	17
Total Assets	$3,796	$678,020	$—	$681,816
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$10,994	$—	$10,994
Total Liabilities	$—	$10,994	$—	$10,994

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
We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market. We had no assets or liabilities measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine the fair value at either June 30, 2015 or December 31, 2014.
We may be required to measure certain assets and liabilities on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. The following table presents our assets that were measured at fair value on a nonrecurring basis by the fair value hierarchy level at June 30, 2015 and December 31, 2014. There were no liabilities measured at fair value on a nonrecurring basis during these periods.

	June 30, 2015				December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Loans held for sale	$—	$—	$2,900	$2,900	$—	$—	$—	$—
Impaired loans	—	—	13,913	13,913	—	—	12,916	12,916
Other real estate owned	—	—	747	747	—	—	117	117
Mortgage servicing rights	—	—	721	721	—	—	1,176	1,176
Total Assets	$—	$—	$18,281	$18,281	$—	$—	$14,209	$14,209
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at June 30, 2015 and December 31, 2014 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at June 30, 2015
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$146,582	$146,582	$146,582	$—	$—
Securities available-for-sale	666,624	666,624	—	666,624	—
Loans held for sale	13,634	13,722	—	—	13,722
Portfolio loans, net of unearned income	4,798,498	4,774,871	—	—	4,774,871
Bank owned life insurance	79,314	79,314	—	79,314	—
FHLB and other restricted stock	23,553	23,553	—	—	23,553
Trading securities held in a Rabbi Trust	3,796	3,796	3,796	—	—
Mortgage servicing rights	2,974	3,137	—	—	3,137
Interest rate swaps	11,013	11,013	—	11,013	—
Interest rate lock commitments	366	366	—	366	—
Forward sale contracts	17	17	—	17	—
LIABILITIES
Deposits	$4,859,415	$4,865,521	$—	$—	$4,865,521
Securities sold under repurchase agreements	46,235	46,235	—	—	46,235
Short-term borrowings	230,975	230,975	—	—	230,975
Long-term borrowings	118,228	119,148	—	—	119,148
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	10,994	10,994	—	10,994	—
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
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 5. SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	June 30, 2015				December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$14,893	$125	$—	$15,018	$14,873	$7	$—	$14,880
Obligations of U.S. government corporations and agencies	267,604	2,935	(427)	270,112	268,029	2,334	(1,078)	269,285
Collateralized mortgage obligations of U.S. government corporations and agencies	138,160	1,549	(132)	139,577	116,897	1,257	(148)	118,006
Residential mortgage-backed securities of U.S. government corporations and agencies	42,155	1,450	(186)	43,419	45,274	1,548	(154)	46,668
Commercial mortgage-backed securities of U.S. government corporations and agencies	49,737	312	(373)	49,676	39,834	232	(393)	39,673
Obligations of states and political subdivisions	136,540	3,927	(520)	139,947	136,977	5,789	(64)	142,702
Debt Securities	649,089	10,298	(1,638)	657,749	621,884	11,167	(1,837)	631,214
Marketable equity securities	7,579	1,296	—	8,875	7,579	1,480	—	9,059
Total	$656,668	$11,594	$(1,638)	$666,624	$629,463	$12,647	$(1,837)	$640,273
Realized gains and losses on the sale of securities are determined using the specific-identification method. The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Gross realized gains	$—	$40	$—	$41
Gross realized losses	34	—	34	—
Net Realized Gains	$(34)	$40	$(34)	$41

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables present the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	June 30, 2015
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	4	$33,489	$(215)	4	$30,033	$(212)	8	$63,522	$(427)
Collateralized mortgage obligations of U.S. government corporations and agencies	2	17,288	(132)	—	—	—	2	17,288	(132)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	10,704	(186)	—	—	—	2	10,704	(186)
Commercial mortgage-backed securities of U.S. government corporations and agencies	2	20,976	(180)	1	9,610	(193)	3	30,586	(373)
Obligations of states and political subdivisions	10	42,967	(520)	—	—	—	10	42,967	(520)
Total Temporarily Impaired Securities	20	$125,424	$(1,233)	5	$39,643	$(405)	25	$165,067	$(1,638)

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	4	$39,745	$(207)	8	$63,149	$(871)	12	$102,894	$(1,078)
Collateralized mortgage obligations of U.S. government corporations and agencies	1	9,323	(148)	—	—	—	1	9,323	(148)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	1	8,982	(154)	1	8,982	(154)
Commercial mortgage-backed securities of U.S. government corporations and agencies	1	9,998	(25)	2	20,640	(368)	3	30,638	(393)
Obligations of states and political subdivisions	1	263	(1)	2	10,756	(63)	3	11,019	(64)
Total Temporarily Impaired Securities	7	$59,329	$(381)	13	$103,527	$(1,456)	20	$162,856	$(1,837)
We do not believe any individual unrealized loss as of June 30, 2015 represents an other than temporary impairment. As of June 30, 2015, the unrealized losses on 25 debt securities were attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There were no unrealized losses on marketable equity securities as of June 30, 2015. We do not intend to sell and it is not more likely than not that we will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

The following table displays net unrealized gains and losses, net of tax on securities available for sale included in accumulated other comprehensive (loss)/income for the periods presented:

	June 30, 2015			December 31, 2014
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Total unrealized gains/(losses) on securities available-for-sale	$11,594	$(1,638)	$9,956	$12,647	$(1,837)	$10,810
Income tax expense/(benefit)	4,058	(573)	3,485	4,426	(643)	3,783
Net unrealized gains/(losses), net of tax included in accumulated other comprehensive income/(loss)	$7,536	$(1,065)	$6,471	$8,221	$(1,194)	$7,027
The amortized cost and fair value of securities available-for-sale at June 30, 2015 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$29,892	$30,223
Due after one year through five years	215,038	217,163
Due after five years through ten years	80,796	82,406
Due after ten years	93,311	95,285
	419,037	425,077
Collateralized mortgage obligations of U.S. government corporations and agencies	138,160	139,577
Residential mortgage-backed securities of U.S. government corporations and agencies	42,155	43,419
Commercial mortgage-backed securities of U.S. government corporations and agencies	49,737	49,676
Debt Securities	649,089	657,749
Marketable equity securities	7,579	8,875
Total	$656,668	$666,624
At June 30, 2015 and December 31, 2014, securities with carrying values of $326.3 million and $289.1 million were pledged for various regulatory and legal requirements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE

 Loans are presented net of unearned income of $14.0 million and $2.1 million at June 30, 2015 and December 31, 2014. Included in the $14.0 million is a $14.7 million net discount related to purchase accounting fair value adjustments. The following table indicates the composition of the loans as of the dates presented:

(dollars in thousands)	June 30, 2015	December 31, 2014
Commercial
Commercial real estate	$2,054,935	$1,682,236
Commercial and industrial	1,239,382	994,138
Commercial construction	344,983	216,148
Total Commercial Loans	3,639,300	2,892,522
Consumer
Residential mortgage	599,502	489,586
Home equity	457,813	418,563
Installment and other consumer	94,437	65,567
Consumer construction	7,446	2,508
Total Consumer Loans	1,159,198	976,224
Total Portfolio Loans	4,798,498	3,868,746
Loans held for sale	13,634	2,970
Total Loans	$4,812,132	$3,871,716
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by monitoring the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 76 percent of total portfolio loans at June 30, 2015 and 75 percent of total portfolio loans at December 31, 2014. Within our commercial portfolio, the CRE and commercial construction portfolios combined comprised $2.4 billion or 66 percent of total commercial loans and 50 percent of total portfolio loans at June 30, 2015 and 66 percent of total commercial loans and 49 percent of total portfolio loans at December 31, 2014. Of the $2.4 billion of CRE and commercial construction loans, $424.0 million were added as a result of the Merger. Further segmentation of the CRE and commercial construction portfolios by industry and collateral type reveal no concentration in excess of 7.0 percent of total loans at June 30, 2015 and December 31, 2014.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area resulting in a geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Management believes underwriting guidelines, active monitoring of economic conditions and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio. Our CRE and commercial construction portfolios had out of market exposure of 6.3 percent of the combined portfolio and 3.1 percent of total loans at June 30, 2015 and 8.0 percent of the combined portfolio and 3.9 percent of total loans at December 31, 2014.
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
The following table summarizes the restructured loans as of the dates presented:

	June 30, 2015			December 31, 2014
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$13,045	$3,553	$16,598	$16,939	$2,180	$19,119
Commercial and industrial	7,899	2,226	10,125	8,074	356	8,430
Commercial construction	5,655	1,969	7,624	5,736	1,869	7,605
Residential mortgage	2,622	609	3,231	2,839	459	3,298
Home equity	3,302	411	3,713	3,342	562	3,904
Installment and other consumer	36	160	196	53	10	63
Total	$32,559	$8,928	$41,487	$36,983	$5,436	$42,419
There were six TDRs that returned to accruing status totaling $0.3 million during the three and six months ended June 30, 2015 and there were no TDRs that returned to accruing status for the three and six months ended June 30, 2014.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

The following tables present the restructured loans during the periods presented:

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	—	$—	$—	$—	1	$129	$127	$(2)
Commercial and industrial
Principal forgiveness	1	400	400	—	—	—	—	—
Residential mortgage
Chapter 7 bankruptcy(2)	—	—	—	—	1	52	52	—
Maturity date extension and interest rate reduction	2	225	225	—	—	—	—	—
Home equity
Chapter 7 bankruptcy(2)	4	171	171	—	4	43	41	(2)
Installment and other consumer
Chapter 7 bankruptcy(2)	—	—	—	$—	1	9	9	$—
Total by Concession Type
Principal forgiveness	1	$400	$400	$—	—	$—	$—	$—
Principal deferral	—	—	—	—	1	129	127	(2)
Maturity date extension and interest rate reduction	2	225	225	—	—	—	—	—
Chapter 7 bankruptcy(2)	4	171	171	—	6	104	102	(2)
Total	7	$796	$796	$—	7	$233	$229	$(4)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	2	$2,851	$2,851	$—	1	$129	$127	$(2)
Commercial and industrial
Principal forgiveness	1	400	400	—	—	—	—	—
Principal deferral	6	661	661	—	—	—	—	—
Chapter 7 bankruptcy(2)	1	3	1	(2)	1	287	286	(1)
Maturity date extension	1	780	765	(15)	—	—	—	—
Commercial Construction
Principal deferral	1	104	103	(1)	—	—	—	—
Maturity date extension	—	—	—	—	1	1,019	1,019	—
Residential mortgage
Chapter 7 bankruptcy(2)	—	—	—	—	5	329	327	(2)
Maturity date extension and interest rate reduction	2	225	225	—	—	—	—	—
Home equity
Chapter 7 bankruptcy(2)	12	313	304	(9)	10	269	251	(18)
Maturity date extension	1	71	71	—	—	—	—	—
Installment and other consumer
Chapter 7 bankruptcy(2)	—	—	—	$—	1	9	9	$—
Total by Concession Type
Principal forgiveness	1	$400	$400	$—	—	$—	$—	$—
Principal deferral	9	3,616	3,615	(1)	1	129	127	(2)
Chapter 7 bankruptcy(2)	13	316	305	(11)	17	894	873	(21)
Maturity date extension and interest rate reduction	2	225	225	—	—	—	—	—
Maturity date extension	2	851	836	(15)	1	1,019	1,019	—
Total	27	5,408	5,381	$(27)	19	$2,042	$2,019	$(23)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

For the three months ended June 30, 2015, we modified four C&I loans totaling $5.5 million, four commercial construction loans totaling $1.3 million, one CRE loan totaling $0.8 million and two home equity loans totaling $0.2 million that were not considered to be TDRs. For the six months ended June 30, 2015 we modified six C&I loans totaling $5.7 million, four commercial construction loans totaling $1.3 million, three CRE loans totaling $1.0 million and two home equity loans totaling $0.2 million that were not considered to be TDRs. The modifications represented instances where there were insignificant delays in payment of three months or less or we concluded that no concession was granted. As of June 30, 2015 we have no commitments to lend additional funds on any TDRs.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. The following tables present a summary of TDRs which defaulted during the periods presented that had been restructured within the last 12 months prior to defaulting:

	Defaulted TDRs
	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Home equity	2	$119	—	$—
Total	2	$119	—	$—

	Defaulted TDRs
	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Residential mortgage	1	$183	1	$72
Home equity	3	124	—	—
Total	4	$307	1	$72
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	June 30, 2015	December 31, 2014
Nonperforming Assets
Nonaccrual loans	$10,211	$7,021
Nonaccrual TDRs	8,928	5,436
Total nonaccrual loans	19,139	12,457
OREO	750	166
Total Nonperforming Assets	$19,889	$12,623

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the age analysis of past due loans segregated by class of loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due(1)	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$2,032,731	$9,656	$3,518	$1,721	$7,309	$22,204	$2,054,935
Commercial and industrial	1,231,221	2,875	2,143	—	3,143	8,161	1,239,382
Commercial construction	333,897	4,474	—	2,140	4,472	11,086	344,983
Residential mortgage	593,043	1,732	1,770	947	2,010	6,459	599,502
Home equity	453,279	1,971	430	107	2,026	4,534	457,813
Installment and other consumer	93,223	261	774	—	179	1,214	94,437
Consumer construction	7,446	—	—	—	—	—	7,446
Loans held for sale	13,634	—	—	—	—	—	13,634
Totals	$4,758,474	$20,969	$8,635	$4,915	$19,139	$53,658	$4,812,132
(1)Represents acquired loans that were recorded at fair value at the acquisition date.

	December 31, 2014
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$1,674,930	$2,548	$323	$—	$4,435	$7,306	$1,682,236
Commercial and industrial	991,136	1,227	153	—	1,622	3,002	994,138
Commercial construction	214,174	—	—	—	1,974	1,974	216,148
Residential mortgage	485,465	565	1,220	—	2,336	4,121	489,586
Home equity	414,303	1,756	445	—	2,059	4,260	418,563
Installment and other consumer	65,111	352	73	—	31	456	65,567
Consumer construction	2,508	—	—	—	—	—	2,508
Loans held for sale	2,970	—	—	—	—	—	2,970
Totals	$3,850,597	$6,448	$2,214	$—	$12,457	$21,119	$3,871,716
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	June 30, 2015
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$1,976,311	96.2%	$1,158,898	93.5%	$300,968	87.3%	$3,436,177	94.4%
Special mention	33,328	1.6%	60,251	4.9%	26,276	7.6%	119,855	3.3%
Substandard	45,296	2.2%	20,233	1.6%	17,739	5.1%	83,268	2.3%
Total	$2,054,935	100%	$1,239,382	100.0%	$344,983	100.0%	$3,639,300	100.0%

	December 31, 2014
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$1,635,132	97.2%	$948,663	95.4%	$196,520	90.9%	$2,780,315	96.1%
Special mention	23,597	1.4%	30,357	3.1%	12,014	5.6%	65,968	2.3%
Substandard	23,507	1.4%	15,118	1.5%	7,614	3.5%	46,239	1.6%
Total	$1,682,236	100.0%	$994,138	100.0%	$216,148	100.0%	$2,892,522	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	June 30, 2015
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$597,492	99.7%	$455,787	99.6%	$94,258	99.8%	$7,446	100.0%	$1,154,983	99.6%
Nonperforming	2,010	0.3%	2,026	0.4%	179	0.2%	—	—%	4,215	0.4%
Total	$599,502	100.0%	$457,813	100.0%	$94,437	100.0%	$7,446	100.0%	$1,159,198	100.0%

	December 31, 2014
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$487,250	99.5%	$416,504	99.5%	$65,536	99.9%	$2,508	100.0%	$971,798	99.5%
Nonperforming	2,336	0.5%	2,059	0.5%	31	0.1%	—	—%	4,426	0.5%
Total	$489,586	100.0%	$418,563	100.0%	$65,567	100.0%	$2,508	100.0%	$976,224	100.0%
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize investments in loans considered to be impaired and the related information on those impaired loans as of the dates presented:

	June 30, 2015			December 31, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Without a related allowance recorded:
Commercial real estate	$18,548	$25,698	$—	$19,890	$25,262	$—
Commercial and industrial	10,125	11,877	—	9,218	9,449	—
Commercial construction	9,293	12,983	—	7,605	11,293	—
Consumer real estate	6,824	7,527	—	7,159	7,733	—
Other consumer	192	197	—	42	48	—
Total without a Related Allowance Recorded	44,982	58,282	—	43,914	53,785	—
With a related allowance recorded:
Commercial real estate	749	749	567	—	—	—
Commercial and industrial	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Consumer real estate	120	120	37	43	43	43
Other consumer	4	4	4	20	20	11
Total with a Related Allowance Recorded	873	873	608	63	63	54
Total:
Commercial real estate	19,297	26,447	567	19,890	25,262	—
Commercial and industrial	10,125	11,877	—	9,218	9,449	—
Commercial construction	9,293	12,983	—	7,605	11,293	—
Consumer real estate	6,944	7,647	37	7,202	7,776	43
Other consumer	196	201	4	62	68	11
Total	$45,855	$59,155	$608	$43,977	$53,848	$54

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans for the periods presented:

	Three Months Ended
	June 30, 2015		June 30, 2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance recorded:
Commercial real estate	$19,733	$158	$21,382	$159
Commercial and industrial	10,782	84	9,317	57
Commercial construction	8,119	81	8,279	57
Consumer real estate	6,891	91	7,166	100
Other consumer	126	4	109	1
Total without a Related Allowance Recorded	45,651	418	46,253	374
With a related allowance recorded:
Commercial real estate	420	—	—	—
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	121	2	48	1
Other consumer	4	—	22	—
Total with a Related Allowance Recorded	545	2	70	1
Total:
Commercial real estate	20,153	158	21,382	159
Commercial and industrial	10,782	84	9,317	57
Commercial construction	8,119	81	8,279	57
Consumer real estate	7,012	93	7,214	101
Other consumer	130	4	131	1
Total	$46,196	$420	$46,323	$375

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

	Six Months Ended
	June 30, 2015		June 30, 2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance recorded:
Commercial real estate	$20,455	$322	$21,980	$329
Commercial and industrial	11,162	146	9,066	114
Commercial construction	6,628	134	8,301	114
Consumer real estate	6,943	186	7,260	203
Other consumer	86	4	112	2
Total without a Related Allowance Recorded	45,274	792	46,719	762
With a related allowance recorded:
Commercial real estate	$211	$—	$—	$—
Commercial and industrial	—	—	—	—
Commercial construction	—	—	—	—
Consumer real estate	122	3	50	2
Other consumer	4	—	23	1
Total with a Related Allowance Recorded	337	3	73	3
Total:
Commercial real estate	20,666	322	21,980	329
Commercial and industrial	11,162	146	9,066	114
Commercial construction	6,628	134	8,301	114
Consumer real estate	7,065	189	7,310	205
Other consumer	90	4	135	3
Total	$45,611	$795	$46,792	$765

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended June 30, 2015
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$19,071	$13,711	$6,869	$6,723	$1,732	$48,106
Charge-offs	(310)	(992)	—	(177)	(276)	(1,755)
Recoveries	73	89	1	112	129	404
Net (Charge-offs)/ Recoveries	(237)	(903)	1	(65)	(147)	(1,351)
Provision for loan losses	184	500	801	369	205	2,059
Balance at End of Period	$19,018	$13,308	$7,671	$7,027	$1,790	$48,814

	Three Months Ended June 30, 2014
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$19,880	$13,979	$5,183	$6,408	$1,166	$46,616
Charge-offs	(1,737)	(743)	(664)	(425)	(177)	(3,746)
Recoveries	1,294	2,936	324	164	126	4,844
Net (Charge-offs)/ Recoveries	(443)	2,193	(340)	(261)	(51)	1,098
Provision for loan losses	1,296	(3,168)	(84)	558	264	(1,134)
Balance at End of Period	$20,733	$13,004	$4,759	$6,705	$1,379	$46,580

	Six Months Ended June 30, 2015
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$20,164	$13,668	$6,093	$6,333	$1,653	$47,911
Charge-offs	(376)	(1,698)	—	(552)	(579)	(3,205)
Recoveries	176	203	2	248	213	842
Net (Charge-offs)/Recoveries	(200)	(1,495)	2	(304)	(366)	(2,363)
Provision for loan losses	(946)	1,135	1,576	998	503	3,266
Balance at End of Period	$19,018	$13,308	$7,671	$7,027	$1,790	$48,814

	Six Months Ended June 30, 2014
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$18,921	$14,433	$5,374	$6,362	$1,165	$46,255
Charge-offs	(2,004)	(1,033)	(692)	(547)	(445)	(4,721)
Recoveries	1,834	3,249	375	223	210	5,891
Net (Charge-offs)/Recoveries	(170)	2,216	(317)	(324)	(235)	1,170
Provision for loan losses	1,982	(3,645)	(298)	667	449	(845)
Balance at End of Period	$20,733	$13,004	$4,759	$6,705	$1,379	$46,580

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the ALL and recorded investments in loans by category as of the periods presented:

	June 30, 2015
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total(1)
Commercial real estate	$567	$18,451	$19,018	$19,297	$2,035,638	$2,054,935
Commercial and industrial	—	13,308	13,308	10,125	1,229,257	1,239,382
Commercial construction	—	7,671	7,671	9,293	335,690	344,983
Consumer real estate	37	6,990	7,027	6,944	1,057,817	1,064,761
Other consumer	4	1,786	1,790	196	94,241	94,437
Total	$608	$48,206	$48,814	$45,855	$4,752,643	$4,798,498
(1)Includes acquired loans.
	December 31, 2014
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total(1)
Commercial real estate	$—	$20,164	$20,164	$19,890	$1,662,346	$1,682,236
Commercial and industrial	—	13,668	13,668	9,218	984,920	994,138
Commercial construction	—	6,093	6,093	7,605	208,543	216,148
Consumer real estate	43	6,290	6,333	7,202	903,455	910,657
Other consumer	11	1,642	1,653	62	65,505	65,567
Total	$54	$47,857	$47,911	$43,977	$3,824,769	$3,868,746
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
Derivatives contain an element of credit risk, including the possibility that we will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by our Asset and Liability Committee and derivatives with customers may only be executed with customers within credit exposure limits approved by our Senior Loan Committee. Interest rate swaps are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives are recorded in current earnings and included in other noninterest income in the Consolidated Statements of Comprehensive Income.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts- Commercial Loans
Fair value	$11,013	$12,981	$10,994	$12,953
Notional amount	233,777	245,152	233,777	245,152
Collateral posted	—	—	12,489	12,059
Interest Rate Lock Commitments- Mortgage Loans
Fair value	366	235	—	—
Notional amount	14,034	8,822	—	—
Forward Sale Contracts- Mortgage Loans
Fair value	17	—	—	57
Notional amount	$13,812	$—	$—	$7,789
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$11,030	$13,203	$11,011	$13,175
Gross amounts offset	(17)	(222)	(17)	(222)
Net amounts presented in the Consolidated Balance Sheets	11,013	12,981	10,994	12,953
Gross amounts not offset(1)	—	—	(12,489)	(12,059)
Net Amount	$11,013	$12,981	$(1,495)	$894
(1) Amounts represent posted collateral.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(21)	$(11)	$(8)	$(19)
Interest rate lock commitments—mortgage loans	(8)	199	128	207
Forward sale contracts—mortgage loans	92	(64)	74	(93)
Total Derivatives Gain (Loss)	$63	$124	$194	$95

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. BORROWINGS

Short-term borrowings are for terms under one year and were comprised of retail repurchase agreements, or REPOs, and FHLB advances. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation, or FDIC. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. Mortgage backed securities with a total carrying value of $50.5 million at June 30, 2015 and $35.6 million at December 31, 2014 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily.
Long-term borrowings are for original terms greater than one year and were comprised of FHLB advances, a capital lease and junior subordinated debt securities. Long-term FHLB advances are secured by the same loans as short-term borrowings. We had total long-term borrowings outstanding of $15.0 million at a fixed rate and $148.8 million at a variable rate at June 30, 2015, excluding our capital lease of $0.2 million. On March 5, 2015, we paid off $8.5 million and on June 18, 2015, we paid off the remaining $5.0 million of the $13.5 million junior subordinated debt assumed in the Merger.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Securities sold under repurchase agreements	$46,235	0.01%	$30,605	0.01%
Short-term borrowings	230,975	0.33%	290,000	0.31%
Total short-term borrowings	277,210	0.28%	320,605	0.27%
Long-term borrowings
Other long-term borrowings	118,228	0.76%	19,442	3.00%
Junior subordinated debt securities	45,619	2.74%	45,619	2.70%
Total long-term borrowings	163,847	1.31%	65,061	2.79%
Total Borrowings	$441,057	0.66%	$385,666	0.70%
We had total borrowings at June 30, 2015 and December 31, 2014 at the FHLB of Pittsburgh of $349.0 million and $309.3 million. The $349.0 million at June 30, 2015 consisted of $231.0 million in short-term borrowings and $118.0 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $1.9 billion at June 30, 2015. Our remaining borrowing availability is $1.4 billion. We utilized $0.5 billion of our borrowing capacity at June 30, 2015 consisting of $349.0 million for borrowings and $168.5 million for letters of credit to collateralize public funds.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event a customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $2.9 million at June 30, 2015 and $2.3 million at December 31, 2014. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The allowance for unfunded commitments is determined using a similar methodology as our ALL. The reserve is calculated by applying historical loss rates and qualitative adjustments to our unfunded commitments.
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
The following table sets forth the commitments and letters of credit as of the dates presented:

(dollars in thousands)	June 30, 2015	December 31, 2014
Commitments to extend credit	$1,453,491	$1,158,628
Standby letters of credit	98,838	73,584
Total	$1,552,329	$1,232,212
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 11. OTHER COMPREHENSIVE INCOME

The following table presents the tax effects of the components of other comprehensive income (loss) for the periods presented:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in unrealized (losses)/gains on securities available-for-sale	$(5,872)	$2,056	$(3,816)	$5,401	$(1,891)	$3,510
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	34	(12)	22	(40)	15	(25)
Adjustment to funded status of employee benefit plans	463	(162)	301	211	(74)	137
Other Comprehensive (Loss)/Income	$(5,375)	$1,882	$(3,493)	$5,572	$(1,950)	$3,622
(1) Reclassification adjustments are comprised of realized security gains. The gains have been reclassified out of accumulated other comprehensive income (loss) and have affected certain lines in the Consolidated Statements of Comprehensive Income as follows; the pre-tax amount is included in securities gains/losses-net, the tax expense amount is included in the provision for income taxes and the net of tax amount is included in net income.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in unrealized (losses)/ gains on securities available-for-sale	$(889)	$311	$(578)	$9,876	$(3,457)	$6,419
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	34	(12)	22	(41)	15	(26)
Adjustment to funded status of employee benefit plans	1,192	(324)	868	423	(148)	275
Other Comprehensive Income	$337	$(25)	$312	$10,258	$(3,590)	$6,668
(1) Reclassification adjustments are comprised of realized security gains. The gains have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statement of comprehensive income as follows; the pre-tax amount is included in securities gains/losses-net, the tax expense amount is included in the provision for income taxes and the net of tax amount is included in net income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. EMPLOYEE BENEFITS

We maintain a defined benefit pension plan, or Plan, covering all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future. At this time, we are not required to make a cash contribution to the Plan in 2015. The expected long-term rate of return on plan assets is 8.00 percent. Effective January 1, 2015, the Plan was amended to provide unmarried participants with the ability to name a beneficiary to receive a lump sum death benefit equal to 80% of the participant’s accrued benefit payable at normal retirement age, in the event the participant dies while employed by S&T.
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$672	$631	$1,344	$1,262
Interest cost on projected benefit obligation	1,100	1,106	2,200	2,212
Expected return on plan assets	(1,807)	(1,735)	(3,614)	(3,470)
Amortization of prior service (credit) cost	(35)	(35)	(70)	(70)
Recognized net actuarial loss	468	209	936	418
Net Periodic Pension Expense	$398	$176	$796	$352

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

•
Our Wealth Management segment offers brokerage services, services as executor and trustee under wills and deeds, guardian and custodian of employee benefits and other trust and brokerage services, as well as a registered investment advisor that manages institutional accounts.

The following table represents total assets by reportable operating segment as of the dates presented:

(dollars in thousands)	June 30, 2015	December 31, 2014
Community Banking	$6,121,771	$4,954,728
Insurance	8,232	7,468
Wealth Management	3,725	2,490
Total Assets	$6,133,728	$4,964,686
The following tables provide financial information for our three operating segments for the three and six month periods ended June 30, 2015 and 2014. The financial results of the business segments include allocations for shared services based on an internal analysis that supports line of business and branch performance measurement. Shared services include expenses such as employee benefits, occupancy expense, computer support and other corporate overhead. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

	Three Months Ended June 30, 2015
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$52,598	$1	$157	$(145)	$52,611
Interest expense	4,056	—	—	(256)	3,800
Net interest income	48,542	1	157	111	48,811
Provision for loan losses	2,059	—	—	—	2,059
Noninterest income	8,869	1,328	2,917	269	13,383
Noninterest expense	29,916	1,053	2,285	380	33,634
Depreciation expense	1,279	14	6	—	1,299
Amortization of intangible assets	495	13	8	—	516
Provision for income taxes	6,139	88	271	—	6,498
Net Income	$17,523	$161	$504	$—	$18,188

	Three Months Ended June 30, 2014
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$39,845	$—	$136	$(109)	$39,872
Interest expense	3,415	—	—	(398)	3,017
Net interest income	36,430	—	136	289	36,855
Provision for loan losses	(1,134)	—	—	—	(1,134)
Noninterest income	7,522	1,245	2,828	176	11,771
Noninterest expense	25,092	1,044	2,442	465	29,043
Depreciation expense	805	13	7	—	825
Amortization of intangible assets	274	13	10	—	297
Provision for income taxes	4,637	61	177	—	4,875
Net Income	$14,278	$114	$328	$—	$14,720

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 13. SEGMENTS – continued

	Six Months Ended June 30, 2015
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$96,483	$1	$298	$(256)	$96,526
Interest expense	7,944	—	—	(488)	7,456
Net interest income	88,539	1	298	232	89,070
Provision for loan losses	3,266	—	—	—	3,266
Noninterest income	16,406	2,881	5,833	347	25,467
Noninterest expense	58,603	2,190	4,505	579	65,877
Depreciation expense	2,290	26	13	—	2,329
Amortization of intangible assets	822	25	17	—	864
Provision for income taxes	10,396	224	558	—	11,178
Net Income	$29,568	$417	$1,038	$—	$31,023

	Six Months Ended June 30, 2014
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$78,475	$—	$310	$(248)	$78,537
Interest expense	6,897	—	—	(806)	6,091
Net interest income	71,578	—	310	558	72,446
Provision for loan losses	(845)	—	—	—	(845)
Noninterest income	14,375	2,766	5,764	282	23,187
Noninterest expense	49,066	2,199	4,716	840	56,821
Depreciation expense	1,607	25	13	—	1,645
Amortization of intangible assets	566	25	22	—	613
Provision for income taxes	8,002	181	463	—	8,646
Net Income	$27,557	$336	$860	$—	$28,753

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 14. QUALIFIED AFFORDABLE HOUSING PROJECTS

We invest in affordable housing projects primarily to satisfy our Community Reinvestment Act requirements. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. Our total investment in qualified affordable housing projects totaled $16.8 million at June 30, 2015 and $18.6 million at December 31, 2014. We had no open commitments to fund current or future investments in qualified affordable housing projects at June 30, 2015 or December 31, 2014. Amortization expense included in noninterest expense was $0.9 million and $1.9 million for the three and six months ended June 30, 2015 and $1.0 million and $2.0 million for the three and six months ended June 30, 2014. The amortization expense was offset by tax credits of $1.0 million and $2.0 million for the three and six months ended June 30, 2015 and $1.1 million and $2.2 million for the three and six months ended June 30, 2014 as a reduction to our federal tax provision.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three and six month periods ended June 30, 2015 and 2014. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
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

•	containing costs and expenses;

•	reliance on significant customer relationships;

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2015 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2014 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $6.1 billion at June 30, 2015.  We operate branch locations in 16 southwestern and southcentral Pennsylvania counties, and loan production offices in northeast and central Ohio and western New York. We provide a full range of financial services with retail and commercial banking products, cash management services, insurance and trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provision for loan losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
Our mission is to become the financial services provider of choice within the markets that we serve. We strive to do this by delivering exceptional service and value, one customer at a time. Our strategic plan focuses on organic growth, which includes growth within our current footprint and growth through market expansion. We also actively evaluate acquisition opportunities as another source of growth. Our strategic plan includes a collaborative model that combines expertise from all of our business segments and focuses on satisfying each customer’s individual financial objectives.
On March 4, 2015, we completed a merger with Integrity Bancshares, Inc., or the Merger, which expanded our geographic footprint into southcentral Pennsylvania with eight branches in Cumberland, Dauphin, Lancaster and York counties. The transaction was valued at $172.0 million and added total assets of $980.7 million, including $788.7 million in loans and $115.4 million of goodwill, and $722.3 million in deposits. Integrity Bank became a separate subsidiary of S&T upon completion of the Merger and was subsequently merged into S&T Bank on May 8, 2015. For a period of at least three years following the Merger, S&T Bank intends to operate bank branches in the markets that were previously served by Integrity using the name "Integrity Bank – A Division of S&T Bank".
During the six months ended June 30, 2015, we successfully executed on our growth strategy in our current footprint and by expanding into new markets. Our portfolio loans grew $929.8 million, or 24.0 percent, since December 31, 2014, primarily due to the increase in loans from the Merger. On March 23, 2015, we expanded our commercial banking operations by opening a loan production office in western New York.
Our focus continues to be on loan and deposit growth and implementing opportunities to increase fee income while maintaining a strong expense discipline. Additionally, with our recent expansion into new markets, we are focused on executing our strategy to successfully build our brand and grow our business in these markets.The low interest rate environment remains a challenge for our net interest income, but our organic growth will help to mitigate the impact.
Earnings Summary
Net income for the three months ended June 30, 2015 was $18.2 million, or $0.52 per diluted share, compared to $14.7 million, or $0.49 per diluted share, for the same period in 2014. Net income for the six months ended June 30, 2015 was $31.0 million, or $0.94 per diluted share, compared to $28.8 million, or $0.97 per diluted share, for the same period in 2014. The increase in net income was primarily due to an increase in net interest income and noninterest income, offset by higher provision for loan losses and noninterest expense. Integrity's results have been included in our financial statements since the consummation of the Merger on March 4, 2015. Our results included $0.9 million of merger related expenses for the three months ended June 30, 2015 and $3.2 million for the six months ended June 30, 2015.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net interest income increased $12.0 million, or 32.4 percent, for the second quarter of 2015 compared to the same period in 2014 and increased $16.6 million, or 22.9 percent, for the six months ended June 30, 2015. The increases were primarily due to the increase in average interest-earning assets of $1.2 billion and $896.4 million for the three and six months ended June 30, 2015 compared to the same periods in 2014. Net interest income was favorably impacted by accretion resulting from purchase accounting fair value adjustments of $2.7 million for the three months and six months ended June 30, 2015.
The provision for loan losses increased $3.2 million to $2.1 million for the three months ended June 30, 2015 and $4.1 million to $3.3 million for the six months ended June 30, 2015 compared to the same periods in 2014. We had net loan charge-offs in both the three and six months ended June 30, 2015 compared to net recoveries in the same periods in the prior year. Net loan charge-offs increased $2.4 million to $1.4 million for the three months ended June 30, 2015 and increased $3.5 million to $2.4 million for the six months ended June 30, 2015. This compares to net recoveries of $1.1 million and $1.2 million for the same periods in 2014.
Noninterest income increased $1.6 million for the three months ended June 30, 2015 and $2.3 million for the six months ended June 30, 2015 compared to the same periods in 2014. The increases in noninterest income were primarily due to higher income as a result of the Merger and higher mortgage banking income.
Total noninterest expense increased $5.3 million for the three months ended June 30, 2015 and $10.0 million for the six months ended June 30, 2015 compared to the same periods in 2014. The increases were primarily due to merger related expenses, higher operating expenses related to the addition of locations related to the Merger and higher salaries and employee benefit costs.
The provision for income taxes increased $1.6 million for the three months ended June 30, 2015 and increased $2.5 million for the six months ended June 30, 2015 as compared to the same periods in 2014. The increase to the tax provision was due to an increase in our annual projected tax rate for 2015 as a result of higher projected pretax income primarily related to the Merger.
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
We believe the presentation of net interest income on a FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to a FTE basis in the Net Interest Income section of the Results of Operations for the three and six months ended June 30, 2015 and 2014.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2015 Compared to
Three and Six Months Ended June 30, 2014
Net Interest Income
Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 78 percent of operating revenue (net interest income plus noninterest income, excluding security gains/losses and non-recurring income) for both the three and six months ended June 30, 2015 and 77 percent and 76 percent of operating revenue for the three and six months ended June 30, 2014. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our Asset and Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to produce an acceptable level of net interest income.
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
The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates adjusted to a FTE basis for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Total interest income	$52,611	$39,872	$96,526	$78,537
Total interest expense	3,800	3,017	7,456	6,091
Net interest income per consolidated statements of comprehensive income	48,811	36,855	89,070	72,446
Adjustment to FTE basis	1,494	1,394	2,886	2,717
Net Interest Income (FTE) (non-GAAP)	$50,305	$38,249	$91,956	$75,163
Net interest margin	3.56%	3.43%	3.47%	3.41%
Adjustment to FTE basis	0.11%	0.13%	0.11%	0.13%
Net Interest Margin (FTE) (non-GAAP)	3.67%	3.56%	3.58%	3.54%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three months ended June 30, 2015			Three months ended June 30, 2014
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans (1) (2)	$4,764,852	$49,853	4.20%	$3,650,050	$37,444	4.11%
Interest-bearing deposits with banks	65,246	41	0.25%	88,706	62	0.28%
Taxable investment securities (3)	513,639	2,486	1.94%	427,976	2,129	1.99%
Tax-exempt investment securities (2)	136,824	1,536	4.49%	129,687	1,507	4.65%
Federal Home Loan Bank and other restricted stock	22,166	189	3.42%	12,752	124	3.89%
Total Interest-earning Assets	5,502,727	54,105	3.94%	4,309,171	41,266	3.84%
Noninterest-earning assets:
Cash and due from banks	54,125			48,846
Premises and equipment, net	49,016			35,689
Other assets	482,699			336,985
Less allowance for loan losses	(48,492)			(49,075)
Total Assets	$6,040,075			$4,681,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$660,058	$239	0.15%	$311,719	$20	0.03%
Money market	427,354	204	0.19%	327,666	125	0.15%
Savings	1,073,360	420	0.16%	1,035,691	403	0.16%
Certificates of deposit	1,120,256	1,914	0.68%	899,086	1,742	0.78%
Brokered deposits	347,013	274	0.32%	230,036	186	0.32%
Total Interest-bearing Deposits	3,628,041	3,051	0.34%	2,804,198	2,476	0.35%
Securities sold under repurchase agreements	45,017	1	0.01%	30,718	2	0.01%
Short-term borrowings	228,505	190	0.33%	108,640	80	0.30%
Long-term borrowings	78,912	192	0.98%	20,873	156	3.01%
Junior subordinated debt securities	49,905	366	2.93%	45,619	303	2.66%
Total Interest-bearing Liabilities	4,030,380	3,800	0.38%	3,010,048	3,017	0.40%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,175,620			1,028,996
Other liabilities	67,500			51,391
Shareholders’ equity	766,575			591,181
Total Liabilities and Shareholders’ Equity	$6,040,075			$4,681,616
Net Interest Income (2)(3)		$50,305			$38,249
Net Interest Margin (2) (3)			3.67%			3.56%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2015 and 2014.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Six months ended June 30, 2015			Six months ended June 30, 2014
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans (1) (2)	$4,445,515	$90,585	4.11%	$3,613,470	$73,878	4.12%
Interest-bearing deposits with banks	65,410	76	0.23%	118,419	147	0.25%
Taxable investment securities (3)	509,271	4,968	1.95%	411,535	4,079	1.98%
Tax-exempt investment securities (2)	139,501	3,105	4.45%	125,591	2,936	4.68%
Federal Home Loan Bank and other restricted stock	18,815	678	7.20%	13,070	214	3.28%
Total Interest-earning Assets	5,178,512	99,412	3.87%	4,282,085	81,254	3.82%
Noninterest-earning assets:
Cash and due from banks	52,122			48,463
Premises and equipment, net	45,006			35,662
Other assets	430,990			339,070
Less allowance for loan losses	(48,557)			(48,255)
Total Assets	$5,658,073			$4,657,025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$546,663	$326	0.12%	$312,565	$35	0.02%
Money market	395,324	365	0.19%	338,928	253	0.15%
Savings	1,062,911	823	0.16%	1,025,007	791	0.16%
Certificates of deposit	1,056,254	4,051	0.77%	904,869	3,565	0.79%
Brokered deposits	304,023	493	0.33%	210,426	342	0.33%
Total Interest-bearing Deposits	3,365,175	6,058	0.36%	2,791,795	4,986	0.36%
Securities sold under repurchase agreements	42,542	2	0.01%	33,641	2	0.01%
Short-term borrowings	232,451	375	0.33%	118,156	178	0.30%
Long-term borrowings	49,165	334	1.37%	21,168	320	3.04%
Junior subordinated debt securities	48,547	687	2.85%	45,619	605	2.68%
Total Interest-bearing Liabilities	3,737,880	7,456	0.40%	3,010,379	6,091	0.41%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,138,912			1,009,506
Other liabilities	66,080			52,116
Shareholders’ equity	715,201			585,024
Total Liabilities and Shareholders’ Equity	$5,658,073			$4,657,025
Net Interest Income (2)(3)		$91,956			$75,163
Net Interest Margin (2) (3)			3.58%			3.54%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2015 and 2014.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
Net interest income on a FTE basis increased $12.1 million, or 31.5 percent, for the three months ended June 30, 2015 and $16.8 million, or 22.3 percent, for the six months ended June 30, 2015 compared to the same periods in 2014. The net interest margin on a FTE basis increased 11 basis points for the three months ended June 30, 2015 and 4 basis points for the six months ended June 30, 2015 compared to the same periods of 2014. Net interest income was favorably impacted by accretion resulting from purchase accounting fair value adjustments of $2.7 million. This impacted net interest margin on a FTE basis by 21 basis points for the three months ended June 30, 2015 and 11 basis points for the six months ended June 30, 2015.
Interest income on a FTE basis increased $12.8 million, or 31.1 percent, to $54.1 million and $18.2 million, or 22.3 percent, to $99.4 million for the three and six months ended June 30, 2015 compared to the same periods in 2014. Average interest-earning assets increased $1.2 billion and $896.4 million for the three and six months ended June 30, 2015 compared to the same periods in 2014. The average interest-earning asset increases were primarily due to higher average loan balances of

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

$1.1 billion and $832.0 million, related to the Merger and organic growth as compared to the same periods in 2014. The rate earned on loans was favorably impacted by purchase accounting accretion of $2.0 million, or 18 basis points and 10 basis points for the three and six months ended June 30, 2015. Average interest-bearing deposits with banks decreased $23.5 million and $53.0 million for the three and six months ended June 30, 2015 compared to the same periods of 2014. Average investment securities increased $92.8 million and $111.6 million for the three and six months ended June 30, 2015. The $2.0 million loan purchase accounting accretion had a positive impact on the interest-earning asset rate of 16 basis points and nine basis points for the three and six months ended June 30, 2015. Overall, the FTE rate on interest-earning assets increased 10 basis points and five basis points compared to the same periods in 2014.
Interest expense increased $0.8 million and $1.4 million for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase in interest expense was mainly driven by the Merger and organic growth of $823.8 million and $573.4 million in average interest-bearing deposits for the three and six months ended June 30, 2015 compared to the same periods in 2014. Average interest-bearing customer deposits, which excludes brokered deposits, increased $706.9 million and $479.8 million for the three and six months ended June 30, 2015 compared to the same periods in 2014. Average brokered deposits increased by $117.0 million and $93.6 million for the three and six months ended June 30, 2015 compared to the same periods in 2014. Interest expense on average borrowings increased $0.2 million and $0.3 million for the three and six months ending June 30, 2015 compared to the same periods in 2014. The $0.7 million certificate of deposit purchase accounting accretion had a positive impact on the interest-bearing liability rate of seven basis points and four basis points for the three and six months ended June 30, 2015. Overall, the cost of interest-bearing liabilities decreased by two basis points and one basis point compared to the same periods in 2014.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2015 Compared to June 30, 2014			Six Months Ended June 30, 2015 Compared to June 30, 2014
(dollars in thousands)	Volume (4)	Rate (4)	Net	Volume (4)	Rate (4)	Net
Interest earned on:
Loans (1) (2)	$11,436	$973	$12,409	$17,009	$(302)	$16,707
Interest-bearing deposits with banks	(16)	(5)	(21)	(66)	(5)	(71)
Taxable investment securities (3)	426	(69)	357	969	(80)	889
Tax-exempt investment securities (2)	83	(54)	29	325	(156)	169
Federal Home Loan Bank and other restricted stock	91	(26)	65	94	370	464
Total Interest-earning Assets	12,020	819	12,839	18,331	(173)	18,158
Interest paid on:
Interest-bearing demand	23	196	219	26	265	291
Money market	38	41	79	42	70	112
Savings	14	3	17	29	3	32
Certificates of deposit	430	(258)	172	597	(111)	486
Brokered deposits	95	(7)	88	152	(1)	151
Short-term borrowings	88	21	109	172	25	197
Long-term borrowings	437	(401)	36	420	(406)	14
Junior subordinated debt securities	28	35	63	39	43	82
Total Interest-bearing Liabilities	1,153	(370)	783	1,477	(112)	1,365
Net Change in Net Interest Income	$10,867	$1,189	$12,056	$16,854	$(61)	$16,793
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
Provision for Loan Losses
The provision for loan losses is the adjustment to the allowance for loan losses, or ALL, after considering loan charge-offs and recoveries to bring the ALL to a level determined to be appropriate in management's judgment to absorb probable losses inherent in the loan portfolio. The provision for loan losses increased $3.2 million to $2.1 million for the three months ended

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

June 30, 2015 and $4.1 million to $3.3 million for the six months ended June 30, 2015 compared to the same periods in 2014. We had net loan charge-offs in both the three and six months ended June 30, 2015 compared to net recoveries in the same periods in the prior year. Net loan charge-offs increased $2.4 million to $1.4 million for the three months ended June 30, 2015 and increased $3.5 million to $2.4 million for the six months ended June 30, 2015. This compares to net recoveries of $1.1 million and $1.2 million for the same periods in 2014.
Nonaccrual loans increased $4.2 million to $19.1 million at June 30, 2015 compared to $14.9 million at June 30, 2014. Total special mention and substandard commercial loans have increased $60.1 million over the last twelve months to $203.1 million at June 30, 2015, primarily related to the Merger. The ALL was 1.02 percent of total portfolio loans and 1.23 percent of total originated loans at June 30, 2015 compared to 1.25 percent and 1.29 percent at June 30, 2014. The decrease in the overall level of the reserve as a percentage to total portfolio loans is due to the Merger as the acquired loans were recorded at fair value. Refer to “Allowance for Loan Losses” in the MD&A of this report for additional information.
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Securities (losses)/gains, net	$(34)	$40	$(74)	NM	$(34)	$41	$(75)	NM
Wealth management fees	2,930	2,837	93	3.3	5,853	5,792	61	1.1
Debit and credit card fees	3,020	2,724	296	10.9	5,736	5,226	510	9.8
Service charges on deposit accounts	2,877	2,574	303	11.8	5,459	5,083	376	7.4
Insurance fees	1,391	1,425	(34)	(2.4)	3,041	3,102	(61)	(2.0)
Mortgage banking	782	264	518	196.2	1,308	396	912	230.3
Other	2,417	1,907	510	26.7	4,104	3,547	557	15.7
Total Noninterest Income	$13,383	$11,771	$1,612	13.7%	$25,467	$23,187	$2,280	9.8%
NM - percentage not meaningful
Noninterest income increased $1.6 million, or 13.7 percent, and $2.3 million, or 9.8 percent, to $13.4 million and $25.5 million for the three and six month periods ended June 30, 2015 compared to the same periods in 2014. The increases related primarily to higher mortgage banking fees, other noninterest income, services charges on deposit accounts and debit and credit card fees for both periods.
Mortgage banking income increased $0.5 million and $0.9 million for the three and six month periods ended June 30, 2015 compared to the same periods in 2014. The increase in mortgage banking income related to an increase in the volume of loans originated for sale in the secondary market, in part due to the Merger, and more favorable pricing on loan sales. During the six months ended June 30, 2015, we had $41.4 million in loan sales compared to $13.1 million during the same period in 2014.
The increases in other noninterest income of $0.5 million and $0.6 million for the three and six month periods ended June 30, 2015 related to higher interest rate swap fees from our commercial customers, letter of credit fees and bank owned life insurance, or BOLI, income. The increases in letter of credit fees and BOLI income were primarily related to the Merger. Service charges on deposit accounts increased $0.3 million and $0.4 million for the three and six month periods ended June 30, 2015 due to the Merger and fee increases in the second half of 2014. The increases in debit and credit card fees of $0.3 million and $0.5 million were primarily due to an increase in merchant revenue resulting from the timing of referral revenue and increased debit card usage.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and employee benefits (1)	$17,455	$15,772	$1,683	10.7%	$34,235	$31,148	$3,087	9.9%
Net occupancy (1)	2,682	1,984	698	35.2	5,270	4,214	1,056	25.1
Data processing (1)	2,555	2,219	336	15.1	4,876	4,314	562	13.0
Furniture and equipment	1,582	1,277	305	23.9	2,808	2,548	260	10.2
Other Taxes	1,159	893	266	29.8	2,002	1,524	478	31.4
Marketing	1,193	960	233	24.3	2,009	1,578	431	27.3
Merger related expense	866	—	866	NM	3,167	—	3,167	NM
FDIC insurance	808	579	229	39.6	1,503	1,210	293	24.2
Professional services and legal (1)	801	875	(74)	(8.5)	1,324	1,538	(214)	(13.9)
Other noninterest expense (1)	6,348	5,606	742	13.2	11,876	11,005	871	7.9
Total Noninterest Expense	$35,449	$30,165	$5,284	17.5%	$69,070	$59,079	$9,991	16.9%
(1) Excludes merger related expense for 2015.
NM - percentage is not meaningful
Noninterest expense increased $5.3 million, or 17.5 percent, and $10.0 million, or 16.9 percent, to $35.4 million and $69.1 million for the three and six month periods ended June 30, 2015 compared to the same periods of 2014. The increases were due in part to $0.9 million and $3.2 million in merger related expenses and higher operating expenses due to the Merger.
The total merger related expenses for the six month period ended June 30, 2015 of $3.2 million included $1.3 million for data processing contract termination and conversion costs, $1.2 million in legal and professional expenses, $0.4 million in severance payments and $0.3 million in various other expenses.
Salaries and employee benefits expense increased $1.7 million and $3.1 million for the three and six months ended June 30, 2015 compared to the same periods in 2014, primarily due to additional employees, annual merit increases and higher pension and incentive expense. For the three and six months ended June 30, 2015, approximately $1.1 million and $1.9 million of the increase related to the addition of new employees resulting from the Merger. Annual merit increases resulted in $0.4 million of additional salary expense for the three month period ended and $0.8 million for the six month period ended June 30, 2015 compared to the same periods in the prior year. Pension expense increased $0.2 million for the three months ended and $0.4 million for the six months ended due to a change in actuarial assumptions used to calculate our pension liability. Incentive expense increased $0.5 million for the three months ended and $0.9 million for the six months ended June 30, 2015 due to a higher number of participants and strong performance in the first half of 2015.
Other noninterest expense increased $0.7 million and $0.9 million for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase related to higher loan collection expenses, data lines, travel, lodging and training all primarily related to the Merger.
Net occupancy expense increased $0.7 million and $1.1 million for the three and six months ended June 30, 2015 compared to the same periods in 2014 and furniture and equipment expense increased $0.3 million for both periods primarily due to the additional locations acquired as part of the Merger. Data processing increased $0.3 million and $0.6 million for the three and six months ended June 30, 2015, primarily due to an increased customer processing base due to the Merger. Other taxes increased $0.3 million and $0.5 million due to the Merger. Marketing expense increased $0.2 million and $0.4 million related to the Merger and the timing of various promotional programs.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Income Taxes
The provision for income taxes increased $1.6 million to $6.5 million for the three months ended June 30, 2015 and $2.5 million to $11.2 million for the six month period ended June 30, 2015 compared to a provision of $4.9 million and $8.6 million for the same periods in 2014. The increases to the provision for income taxes for the three and six month periods ended June 30, 2015 were primarily due to higher pretax income and an increase in our 2015 annual projected tax rate. The increase in our annual projected tax rate is due to higher projected pretax income for the year. The effective tax rate for the six months ended June 30, 2015 increased to 26.5 percent compared to 23.1 percent for the same period in 2014.
Financial Condition
June 30, 2015
Total assets increased $1.1 billion to $6.1 billion at June 30, 2015 compared to $5.0 billion at December 31, 2014. The increase was primarily a result of the Merger, which increased total assets $980.7 million, including adding $115.3 million of goodwill. Portfolio loans increased $929.8 million compared to December 31, 2014 primarily due to organic growth and the Merger, which added $788.7 million of loans. Our commercial loan portfolio increased by $746.8 million, or 25.8 percent, of which $608.2 million related to the Merger and our consumer loan portfolio increased by $183.0 million, or 18.7 percent, of which $180.5 million related to the Merger. Securities increased $26.4 million, or 4.1 percent, compared to December 31, 2014 due to normal purchase activity.
Our deposit base increased $950.6 million with total deposits of $4.9 billion at June 30, 2015 compared to $3.9 billion at December 31, 2014. The increase in deposits consisted of $722.3 million related to the Merger, $132.7 million of organic growth in customer deposits and $95.5 million of brokered deposits. Borrowings increased by $55.4 million to $441.1 million at June 30, 2015 compared to $385.7 million at December 31, 2014. Long-term borrowings increased $98.8 million during the second quarter of 2015 as a result of shifting $100.0 million of short-term borrowings to a long-term variable rate borrowing. Short-term borrowings decreased $59.0 million due to the shift to long-term borrowings offset by additional funding needed to support our asset growth. Total shareholders' equity increased by $162.8 million, or 26.8 percent, at June 30, 2015 compared to December 31, 2014. The increase was primarily related to the issuance of common stock for the Merger of $142.5 million and net income of $31.0 million, which was partially offset by dividends of $11.6 million.
Securities Activity

(dollars in thousands)	June 30, 2015	December 31, 2014	$ Change
U.S. Treasury securities	$15,018	$14,880	$138
Obligations of U.S. government corporations and agencies	270,112	269,285	827
Collateralized mortgage obligations of U.S. government corporations and agencies	139,577	118,006	21,571
Residential mortgage-backed securities of U.S. government corporations and agencies	43,419	46,668	(3,249)
Commercial mortgage-backed securities of U.S. government corporations and agencies	49,676	39,673	10,003
Obligations of states and political subdivisions	139,947	142,702	(2,755)
Debt Securities Available-for-Sale	657,749	631,214	26,535
Marketable equity securities	8,875	9,059	(184)
Total Securities Available-for-Sale	$666,624	$640,273	$26,351
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risk that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $26.4 million from December 31, 2014 to June 30, 2015, primarily due to normal purchase activity. We acquired $11.5 million of securities through the Merger. During the three months ended June 30, 2015, we sold all of the acquired securities.
Management evaluates the securities portfolio for other than temporary impairment, or OTTI, on a quarterly basis. At June 30, 2015 our bond portfolio was in a net unrealized gain position of $8.7 million, compared to a net unrealized gain of $9.3 million at December 31, 2014. At June 30, 2015, total gross unrealized gains were $10.3 million offset by total gross unrealized losses of $1.6 million. At December 31, 2014, total gross unrealized gains were $11.2 million offset by gross unrealized losses of $1.8 million. Unrealized losses were not related to the underlying credit quality of the bond portfolio. All debt securities are

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

determined to be investment grade and are paying principal and interest according to the contractual terms of the securities. There were no unrealized losses on marketable equity securities as of June 30, 2015 and December 31, 2014. We do not intend to sell and it is not more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. During the six months of 2015 and 2014 we did not record any OTTI. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.
Loan Composition

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$2,054,935	42.8%	$1,682,236	43.5%
Commercial and industrial	1,239,382	25.8%	994,138	25.7%
Construction	344,983	7.2%	216,148	5.6%
Total Commercial Loans	3,639,300	75.8%	2,892,522	74.8%
Consumer
Residential mortgage	599,502	12.5%	489,586	12.7%
Home equity	457,813	9.5%	418,563	10.8%
Installment and other consumer	94,437	2.0%	65,567	1.7%
Construction	7,446	0.2%	2,508	0.1%
Total Consumer Loans	1,159,198	24.2%	976,224	25.2%
Total Portfolio Loans	4,798,498	100.0%	3,868,746	100.0%
Loans Held for Sale	13,634		2,970
Total Loans	$4,812,132		$3,871,716
Our loan portfolio represents our most significant source of interest income. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Total portfolio loans increased $929.7 million to $4.8 billion compared to $3.9 billion at December 31, 2014. The increase was primarily due to the addition of $788.7 million of loans from the Merger and $141.0 million of organic growth. The $788.7 million of loans related to the Merger consisted of $331.6 million of commercial real estate, or CRE, $184.2 million of commercial and industrial, or C&I, $92.4 million of commercial construction, $116.9 million of residential mortgage, $25.6 million of home equity, $36.1 million of installment and other consumer and $1.9 million of consumer construction.
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
The following tables summarize the ALL and recorded investments in loans by category for the dates presented:

	June 30, 2015
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$567	$18,451	$19,018	$19,297	$2,035,638	$2,054,935
Commercial and industrial	—	13,308	13,308	10,125	1,229,257	1,239,382
Commercial construction	—	7,671	7,671	9,293	335,690	344,983
Consumer real estate	37	6,990	7,027	6,944	1,057,817	1,064,761
Other consumer	4	1,786	1,790	196	94,241	94,437
Total	$608	$48,206	$48,814	$45,855	$4,752,643	$4,798,498

	December 31, 2014
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$20,164	$20,164	$19,890	$1,662,346	$1,682,236
Commercial and industrial	—	13,668	13,668	9,218	984,920	994,138
Commercial construction	—	6,093	6,093	7,605	208,543	216,148
Consumer real estate	43	6,290	6,333	7,202	903,455	910,657
Other consumer	11	1,642	1,653	62	65,505	65,567
Total	$54	$47,857	$47,911	$43,977	$3,824,769	$3,868,746

	June 30, 2015		December 31, 2014
Ratio of net charge-offs to average loans outstanding	0.11%	*	0.00%
Allowance for loan losses as a percentage of total loans	1.02%		1.24%
Allowance for loan losses as a percentage of originated loans	1.23%		1.27%
Allowance for loan losses to nonperforming loans	255%		385%
* Annualized

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The ALL was $48.8 million, or 1.02 percent of total portfolio loans and 1.23 percent of originated loans at June 30, 2015 compared to $47.9 million, or 1.24 percent of total portfolio loans and 1.27 percent of originated loans at December 31, 2014. The decrease in the ALL to total portfolio loans from December 31, 2014 to June 30, 2015 is due to the Merger. Acquired loans of $788.7 million were recorded at fair value with no carryover of the ALL. Credit deterioration on acquired loans incurred subsequent to the acquisition date will be recognized in the ALL through the provision. During the second quarter of 2015, one CRE impaired loan required a specific reserve of $0.6 million. Impaired loans increased $1.9 million from December 31, 2014. During 2015 there were $8.6 million of newly identified impaired loans which were partially offset by pay-downs. The reserve for loans collectively evaluated for impairment did not change significantly at June 30, 2015 compared to December 31, 2014.
Net loan charge-offs were $1.4 million and $2.4 million for the three months and six months ended June 30, 2015. Commercial special mention and substandard loans for the second quarter increased by $90.9 million to $203.1 million compared to $112.2 million at December 31, 2014 primarily related to the acquired loans which were recorded at fair value on the acquisition date.
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
At June 30, 2015, TDR’s totaled $41.5 million, which was a decrease of $0.9 million from December 31, 2014. Of the total TDR’s for the six months ended June 30, 2015, $32.6 million, or 78.5 percent, were accruing while $8.9 million, or 21.5 percent, were nonaccrual.
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
Our allowance for lending-related commitments is computed using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The reserve is calculated by applying historical loss rates and considering qualitative factors to unfunded commitments. The balance in the allowance for unfunded loan commitments was approximately $2.9 million at June 30, 2015 as compared to $2.3 million at December 31, 2014. The increase primarily relates to the Merger. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	June 30, 2015	December 31, 2014	$ Change
Nonaccrual Loans
Commercial real estate	$3,756	$2,255	$1,501
Commercial and industrial	917	1,266	(349)
Commercial construction	2,503	105	2,398
Residential mortgage	1,400	1,877	(477)
Home equity	1,616	1,497	119
Installment and other consumer	19	21	(2)
Consumer construction	—	—	—
Total Nonaccrual Loans	10,211	7,021	3,190
Nonaccrual Troubled Debt Restructurings
Commercial real estate	3,553	2,180	1,373
Commercial and industrial	2,226	356	1,870
Commercial construction	1,969	1,869	100
Residential mortgage	609	459	150
Home equity	411	562	(151)
Installment and other consumer	160	10	150
Total Nonaccrual Troubled Debt Restructurings	8,928	5,436	3,492
Total Nonaccrual Loans	19,139	12,457	6,682
OREO	750	166	584
Total Nonperforming Assets	$19,889	$12,623	$7,266

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.40%	0.32%
Nonperforming assets as a percent of total loans plus OREO	0.41%	0.33%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming assets, or NPAs, increased by $7.3 million to $19.9 million at June 30, 2015 compared to $12.6 million at December 31, 2014. The increase in NPAs was primarily due to a $6.7 million increase in nonperforming loans and a $0.6 million increase in OREO acquired from the Merger. The increase in nonperforming loans was primarily due to the further

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

deterioration of five acquired commercial loans totaling $3.6 million and an originated CRE loan with one customer totaling $2.8 million.

Deposits

(dollars in thousands)	June 30, 2015	December 31, 2014	$ Change
Noninterest-bearing demand	$1,182,124	$1,083,919	$98,205
Interest-bearing demand	669,351	333,015	336,336
Money market	412,253	309,245	103,008
Savings	1,093,057	1,027,095	65,962
Certificates of deposit	1,119,595	933,210	186,385
Brokered deposits	383,035	222,358	160,677
Total Deposits	$4,859,415	$3,908,842	$950,573
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits, mitigating any funding dependency on other more volatile sources. Total deposits at June 30, 2015 increased primarily due to the Merger which added $722.3 million in deposits.
Overall, our customer deposits, which exclude brokered deposits, increased by $789.9 million from December 31, 2014. This increase consisted of $657.2 million from the Merger and $132.7 million of organic growth. Brokered deposits consist of CDs, money market, and interest-bearing demand funds and are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure. The increase of $160.7 million of brokered deposits included $65.2 million from the Merger.
Borrowings

(dollars in thousands)	June 30, 2015	December 31, 2014	$ Change
Securities sold under repurchase agreements	$46,235	$30,605	$15,630
Short-term borrowings	230,975	290,000	(59,025)
Long-term borrowings	118,228	19,442	98,786
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$441,057	$385,666	$55,391
Borrowings are an additional source of funding for us. Total borrowings increased by $55.4 million from December 31, 2014. The increase in total borrowings was a result of a new variable rate long-term borrowing of $100.0 million during the second quarter offset by decreases in short-term borrowings of $59.0 million. The increase in borrowings was primarily due to funding needs to support our asset growth. On March 5, 2015, we paid off $8.5 million and on June 18, 2015, we paid off the remaining $5.0 million of the $13.5 million junior subordinated debt that we assumed in the Merger.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to short-term borrowings is summarized in the tables below for the six and twelve month periods ended June 30, 2015 and December 31, 2014.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	June 30, 2015	December 31, 2014
Balance at the period end	$46,235	$30,605
Average balance during the period	42,542	28,372
Average interest rate during the period	0.01%	0.01%
Maximum month-end balance during the period	$46,721	$40,983
Average interest rate at the period end	0.01%	0.01%

	Short-Term Borrowings
(dollars in thousands)	June 30, 2015	December 31, 2014
Balance at the period end	$230,975	$290,000
Average balance during the period	274,993	164,811
Average interest rate during the period	0.28%	0.31%
Maximum month-end balance during the period	$312,769	$290,000
Average interest rate at the period end	0.28%	0.30%
Information pertaining to long-term borrowings is summarized in the tables below for the six and twelve month periods ended June 30, 2015 and December 31, 2014.

	Long-Term Borrowings
(dollars in thousands)	June 30, 2015	December 31, 2014
Balance at the period end	$118,228	$19,442
Average balance during the period	49,165	20,571
Average interest rate during the period	1.37%	3.00%
Maximum month-end balance during the period	$118,432	$21,616
Average interest rate at the period end	0.76%	2.97%

	Junior Subordinated Debt Securities
(dollars in thousands)	June 30, 2015	December 31, 2014
Balance at the period end	$45,619	$45,619
Average balance during the period	48,547	45,619
Average interest rate during the period	2.85%	2.68%
Maximum month-end balance during the period	$50,619	$45,619
Average interest rate at the period end	2.74%	2.70%
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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the Deposits Section of Item 2, MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources available to S&T include borrowing availability at the FHLB of Pittsburgh, Federal Funds lines with other financial institutions, and access to the brokered deposit market.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

An important component of S&T’s ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At June 30, 2015 S&T had $422.6 million in highly liquid assets, which consisted of $82.9 million in interest-bearing deposits with banks, $326.0 million in unpledged securities and $13.6 million in loans held for sale. The highly liquid assets to total assets resulted in an asset liquidity ratio of 6.9 percent at June 30, 2015. Also, at June 30, 2015, S&T had a remaining borrowing availability of $1.4 billion with the FHLB of Pittsburgh. Refer to Note 9 Borrowings, and the Borrowing section of Item 2, MD&A, for more details.
 The following summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	June 30, 2015		December 31, 2014
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$511,454	8.92%	$465,114	9.80%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	491,543	9.59%	445,114	11.81%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	511,454	9.97%	465,114	12.34%
Total capital to risk-weighted assets	8.00%	10.00%	588,736	11.48%	537,935	14.27%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$480,155	9.04%	$403,593	8.53%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	480,155	9.40%	403,593	10.76%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	480,155	9.40%	403,593	10.76%
Total capital to risk-weighted assets	8.00%	10.00%	556,875	10.90%	475,538	12.68%
When comparing June 30, 2015 to December 31, 2014, the capital ratios were impacted by the Merger and new regulatory requirements under Basel III. The Merger between S&T and Integrity closed on March 4, 2015. The new regulatory requirements were effective January 1, 2015 with a phase-in period ending January 1, 2019. The new regulatory requirements include a common equity tier 1 to risk-weighted assets ratio and increased the capital required for certain categories of assets. S&T and S&T Bank continue to be well-capitalized under the new regulatory guidelines.
In October 2012, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC, for the issuance of up to $300 million of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2015 we had not issued any securities pursuant to the shelf registration statement.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

Rate shock analyses results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 months of pretax net interest income. The base case and rate shock analyses are performed on a static balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and also include management assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of fixed rate loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over a 12 month horizon using rate shocks of +/- 300 basis points. Policy guidelines define the percent change in pretax net interest income by graduated risk tolerance levels of minimal, moderate and high. We have temporarily suspended the -200 and -300 basis point rate shock analyses. Due to the low interest rate environment, we believe the impact to net interest income when evaluating the -200 and -300 basis point rate shock scenarios does not provide meaningful insight into our interest rate risk position.
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
The table below reflects the rate shock analyses and EVE analysis results. Both are in the minimal risk tolerance level.

	June 30, 2015		December 31, 2014
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in EVE	% Change in Pretax Net Interest Income	% Change in EVE
+300	9.8	4.1	6.7	1.8
+200	5.8	5.1	4.1	3.9
+100	2.8	4.1	1.8	3.5
-100	(3.8)	(11.5)	(3.4)	(12.3)
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
The percent change in pretax net interest income increased for our rates up shock scenarios and decreased in the rates down shock scenario when comparing June 30, 2015 to December 31, 2014. This is mainly a result of an increase in our asset sensitive position when compared to December 2014. Our balance sheet became more asset sensitive mainly as a result of an increase in our variable rate loan portfolio.
When comparing the EVE results for June 30, 2015 to December 31, 2014 the percent change to EVE has improved in the rates up and the rates down shock scenario. The improvement is mainly attributed to an increase in our core deposits. The value of core deposits as low cost funding modestly improved our rates down EVE results and provided a larger benefit in our rates up scenarios.
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
Item 4. CONTROLS AND PROCEDURES

S&T BANCORP, INC. AND SUBSIDIARIES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of June 30, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2015, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None

S&T BANCORP, INC. AND SUBSIDIARIES

Item 6. Exhibits

10.1
Severance Agreement, by and between Todd D. Brice and S&T Bancorp, Inc. dated April 7, 2015, filed as Exhibit 10.1 to S&T Bancorp Inc.'s Current Report on Form 8-K filed on April 10, 2015 and incorporated herein by reference.

10.2
Severance Agreement, by and between Mark Kochvar and S&T Bancorp, Inc. dated April 7, 2015, filed as Exhibit 10.2 to S&T Bancorp Inc.'s Current Report on Form 8-K filed on April 10, 2015 and incorporated herein by reference.

10.3
Severance Agreement, by and between David G. Antolik and S&T Bancorp, Inc. dated April 7, 2015, filed as Exhibit 10.3 to S&T Bancorp Inc.'s Current Report on Form 8-K filed on April 10, 2015 and incorporated herein by reference.

10.4
Severance Agreement, by and between David P. Ruddock and S&T Bancorp, Inc. dated April 7, 2015, filed as Exhibit 10.4 to S&T Bancorp Inc.'s Current Report on Form 8-K filed on April 10, 2015 and incorporated herein by reference.

10.5
Severance Agreement, by and between Patrick J. Haberfield and S&T Bancorp, Inc. dated April 7, 2015, filed as Exhibit 10.5 to S&T Bancorp Inc.'s Current Report on Form 8-K filed on April 10, 2015 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheet at June 30, 2015 and Audited Consolidated Balance Sheet at December 31, 2014, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2015 and 2014, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Six Months ended June 30, 2015 and 2014, (iv) Unaudited Consolidated Statements of Cash Flows for the Six Months ended June 30, 2015 and 2014 and (v) Notes to Unaudited Consolidated Financial Statements.

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: August 4, 2015	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)