Form 10-Q
period 2015-09-30
S&T BANCORP INC
filed 2015-11-03
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Common Stock, $2.50 Par Value - 34,811,636 shares as of October 31, 2015

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $55,662 and $57,048 at September 30, 2015 and December 31, 2014	$115,347	$109,580
Securities available-for-sale, at fair value	660,046	640,273
Loans held for sale	13,794	2,970
Portfolio loans, net of unearned income	4,925,963	3,868,746
Allowance for loan losses	(49,907)	(47,911)
Portfolio loans, net	4,876,056	3,820,835
Bank owned life insurance	79,894	62,252
Premises and equipment, net	49,106	38,166
Federal Home Loan Bank and other restricted stock, at cost	20,352	15,135
Goodwill	291,683	175,820
Other intangible assets, net	7,000	2,631
Other assets	102,060	97,024
Total Assets	$6,215,338	$4,964,686
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,188,331	$1,083,919
Interest-bearing demand	704,348	335,099
Money market	593,643	376,612
Savings	1,088,217	1,027,095
Certificates of deposit	1,302,870	1,086,117
Total Deposits	4,877,409	3,908,842
Securities sold under repurchase agreements	42,971	30,605
Short-term borrowings	280,000	290,000
Long-term borrowings	117,613	19,442
Junior subordinated debt securities	45,619	45,619
Other liabilities	63,923	61,789
Total Liabilities	5,427,535	4,356,297
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at September 30, 2015 and 31,197,365 shares at December 31, 2014 Outstanding—34,811,636 shares at September 30, 2015 and 29,796,397 shares at December 31, 2014	90,326	77,993
Additional paid-in capital	210,141	78,818
Retained earnings	533,442	504,060
Accumulated other comprehensive (loss) income	(9,736)	(13,833)
Treasury stock (1,318,844 shares at September 30, 2015 and 1,400,968 shares at December 31, 2014, at cost)	(36,370)	(38,649)
Total Shareholders’ Equity	787,803	608,389
Total Liabilities and Shareholders’ Equity	$6,215,338	$4,964,686
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
INTEREST INCOME
Loans, including fees	$49,578	$37,233	$138,438	$109,496
Investment Securities:
Taxable	2,522	2,313	7,298	6,480
Tax-exempt	988	964	3,006	2,872
Dividends	581	95	1,453	294
Total Interest Income	53,669	40,605	150,195	119,142
INTEREST EXPENSE
Deposits	3,275	2,480	9,333	7,466
Borrowings and junior subordinated debt securities	798	596	2,196	1,701
Total Interest Expense	4,073	3,076	11,529	9,167
NET INTEREST INCOME	49,596	37,529	138,666	109,975
Provision for loan losses	3,206	1,454	6,473	608
Net Interest Income After Provision for Loan Losses	46,390	36,075	132,193	109,367
NONINTEREST INCOME
Securities (losses) gains, net	—	—	(34)	41
Service charges on deposit accounts	3,069	2,799	8,529	7,882
Debit and credit card fees	2,996	2,909	8,732	8,135
Wealth management fees	2,814	2,756	8,667	8,548
Insurance fees	1,332	1,722	4,374	4,824
Mortgage banking	698	270	2,006	666
Other	1,572	1,475	5,674	5,022
Total Noninterest Income	12,481	11,931	37,948	35,118
NONINTEREST EXPENSE
Salaries and employee benefits	16,789	14,823	51,024	45,971
Net occupancy	2,744	2,004	8,014	6,218
Data processing	2,454	2,152	7,329	6,466
Furniture and equipment	1,653	1,308	4,461	3,856
FDIC insurance	990	607	2,493	1,817
Professional services and legal	946	950	2,270	2,488
Marketing	895	757	2,905	2,335
Other taxes	719	839	2,721	2,363
Merger related expenses	—	—	3,167	—
Other	6,639	5,000	18,515	16,005
Total Noninterest Expense	33,829	28,440	102,899	87,519
Income Before Taxes	25,042	19,566	67,242	56,966
Provision for income taxes	6,407	4,906	17,584	13,552
Net Income	$18,635	$14,660	$49,658	$43,414
Earnings per share—basic	$0.54	$0.49	$1.48	$1.46
Earnings per share—diluted	$0.54	$0.49	$1.48	$1.46
Dividends declared per share	$0.18	$0.17	$0.54	$0.50
Comprehensive Income	$22,420	$13,515	$53,755	$48,936
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands, except shares and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2014	$77,993	$78,140	$468,158	$(12,694)	$(40,291)	$571,306
Net income for nine months ended September 30, 2014	—	—	43,414	—	—	43,414
Other comprehensive income (loss), net of tax	—	—	—	5,522	—	5,522
Cash dividends declared ($0.50 per share)	—	—	(14,858)	—	—	(14,858)
Treasury stock issued for restricted awards (80,455 shares, net of 21,783 forfeitures)	—	—	(1,805)	—	1,642	(163)
Recognition of restricted stock compensation expense	—	676	—	—	—	676
Balance at September 30, 2014	$77,993	$78,816	$494,909	$(7,172)	$(38,649)	$605,897

Balance at January 1, 2015	$77,993	$78,818	$504,060	$(13,833)	$(38,649)	$608,389
Net income for nine months ended September 30, 2015	—	—	49,658	—	—	49,658
Other comprehensive income (loss), net of tax	—	—	—	4,097	—	4,097
Cash dividends declared ($0.54 per share)	—	—	(17,886)	—	—	(17,886)
Common stock issued in acquisition (4,933,115 shares)	12,333	130,136	—	—	—	142,469
Treasury stock issued for restricted awards (87,841 shares, net of 5,717 forfeitures)	—	—	(2,390)	—	2,279	(111)
Recognition of restricted stock compensation expense	—	1,266	—	—	—	1,266
Tax benefit from stock-based compensation	—	53	—	—	—	53
Common stock issuance costs	—	(132)	—	—	—	(132)
Balance at September 30, 2015	$90,326	$210,141	$533,442	$(9,736)	$(36,370)	$787,803
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2015	2014
OPERATING ACTIVITIES
Net income	$49,658	$43,414
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,473	608
Provision for unfunded loan commitments	687	(262)
Depreciation, amortization and accretion	(6)	3,510
Net amortization of discounts and premiums on securities	2,682	2,800
Stock-based compensation expense	1,158	594
Securities losses (gains), net	34	(41)
Tax benefit from stock-based compensation	(53)	—
Mortgage loans originated for sale	(81,966)	(28,652)
Proceeds from the sale of mortgage loans	71,872	27,894
Gain on the sale of mortgage loans, net	(730)	(232)
Net increase in interest receivable	(2,280)	(604)
Net decrease in interest payable	(637)	(423)
Net decrease in other assets	13,216	10,749
Net increase (decrease) in other liabilities	1,531	(897)
Net Cash Provided by Operating Activities	61,639	58,458
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(54,465)	(149,268)
Proceeds from maturities, prepayments and calls of securities available-for-sale	36,680	46,662
Proceeds from sales of securities available-for-sale	11,119	1,418
Net purchases of Federal Home Loan Bank stock	(3,535)	(5,366)
Net increase in loans	(276,282)	(244,836)
Proceeds from sale of loans not originated for resale	2,804	5,408
Purchases of premises and equipment	(3,737)	(3,220)
Proceeds from the sale of premises and equipment	264	98
Net cash paid in excess of cash acquired from bank merger	(16,347)	—
Net Cash Used in Investing Activities	(303,499)	(349,104)
FINANCING ACTIVITIES
Net increase in core deposits	259,725	176,182
Net (decrease) increase in certificates of deposit	(12,399)	52,491
Net increase (decrease) in securities sold under repurchase agreements	12,366	(10,763)
Net (decrease) increase in short-term borrowings	(78,660)	125,000
Proceeds from long-term borrowings	100,000	—
Repayments of long-term borrowings	(1,829)	(1,768)
Repayment of junior subordinated debt	(13,500)	—
Treasury shares issued-net	(111)	(163)
Common stock issuance costs	(132)	—
Cash dividends paid to common shareholders	(17,886)	(14,858)
Tax benefit from stock-based compensation	53	—
Net Cash Provided by Financing Activities	247,627	326,121
Net increase in cash and cash equivalents	5,767	35,475
Cash and cash equivalents at beginning of period	109,580	108,356
Cash and Cash Equivalents at End of Period	$115,347	$143,831
Supplemental Disclosures
Loans transferred to held for sale	$—	$1,300
Interest paid	$11,853	$9,590
Income taxes paid, net of refunds	$15,675	$12,900
Net assets acquired from bank merger, excluding cash and cash equivalents	$43,433	$—
Transfers of loans to other real estate owned	$628	$430
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
Recently Issued Accounting Standards Updates not yet Adopted
Business Combinations – Simplifying the Accounting for Measurement Period Adjustments
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations – Simplifying the Accounting for Measurement Period Adjustments (Topic 805): The amendments in this ASU 2015-16 eliminate the requirement to retrospectively adjust the financial statements for measurement-period adjustments as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if that information had been revised. The measurement period is a reasonable time period after the acquisition date when the acquirer may adjust the provisional amounts recognized for a business combination if the necessary information is not available by the end of the reporting period in which the acquisition occurs. The measurement periods cannot continue for more than one year from the acquisition date. The standard is effective for annual periods and interim periods beginning after December 15, 2015. We do not expect that this ASU will have a material impact on our results of operations or financial position.
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
Consolidation: Amendments to the Consolidation Analysis
In April 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, 2) eliminate the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and 4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2A-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating the impact that these amendments may have on our consolidated financial statements. We do not expect that this ASU will have a material impact on our results of operations or financial position.
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
The Merger was accounted for under the acquisition method of accounting and our consolidated financial statements include all Integrity Bank transactions from March 4, 2015, until it was merged into S&T Bank on May 8, 2015. The assets acquired and liabilities assumed were recorded at their respective fair values and represent management’s estimates based on available information. Purchase accounting guidance allows for a reasonable period of time following an acquisition for the acquirer to obtain the information necessary to complete the accounting for a business combination. This period is known as the measurement period. As of September 30, 2015, an additional $1.1 million of purchase accounting adjustments were recognized that increased goodwill. The measurement period adjustments primarily related to a $0.8 million reduction in the fair value of land recorded in the second quarter of 2015 and a $0.3 million reduction in deferred taxes recorded in the third quarter of 2015.
Goodwill of $115.9 million was calculated as the excess of the consideration exchanged over the fair value of the identifiable net assets acquired. The goodwill arising from the Merger consists largely of the synergies and economies of scale expected from combining the operations of S&T and Integrity. All of the goodwill was assigned to our Community Banking segment. The goodwill recognized will not be deductible for tax purposes.
The following table summarizes total consideration, assets acquired and liabilities assumed as of September 30, 2015:

(dollars in thousands)
Consideration Paid
Cash	$29,510
Common stock	142,469
Fair Value of Total Consideration	$171,979

Fair Value of Assets Acquired
Cash and cash equivalents	$13,163
Securities and other investments	11,502
Loans	788,687
Bank owned life insurance	15,974
Premises and equipment	10,855
Core deposit intangible	5,713
Other assets	19,076
Total Assets Acquired	864,970

Fair Value of Liabilities Assumed
Deposits	722,308
Borrowings	82,286
Other liabilities	4,259
Total Liabilities Assumed	808,853
Total Fair Value of Identifiable Net Assets	56,117
Goodwill	$115,862

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
Direct costs related to the Merger were expensed as incurred. During the nine months ended September 30, 2015, we recognized $3.2 million of merger related expenses, including $1.3 million for data processing contract termination and system conversion costs, $1.2 million in legal and professional expenses, $0.4 million in severance payments and $0.3 million in other expenses.
The following table presents unaudited pro forma financial information which combines the historical consolidated statements of income of S&T and Integrity to give effect to the Merger as if it had occurred on January 1, 2014, for the periods presented.

	Unaudited Pro Forma Information
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Total revenue(1)	$59,819	$58,875	$179,559	$174,097
Net income (2)	$18,527	$18,250	$51,406	$51,651

Earnings per common share: (2)
Basic	$0.53	$0.53	$1.49	$1.49
Diluted	$0.53	$0.53	$1.48	$1.49
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. EARNINGS PER SHARE

The following table reconciles the components of basic earnings per share with that of diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares and per share data)	2015	2014	2015	2014
Numerator for Earnings per Share—Basic:
Net income	$18,635	$14,660	$49,658	$43,414
Less: Income allocated to participating shares	81	51	204	115
Net Income Allocated to Shareholders	$18,554	$14,609	$49,454	$43,299

Numerator for Earnings per Share—Diluted:
Net income	18,635	14,660	$49,658	$43,414
Net Income Available to Shareholders	$18,635	$14,660	$49,658	$43,414

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	34,660,007	29,693,417	33,527,549	29,679,623
Add: Potentially dilutive shares	32,985	21,195	33,980	25,732
Denominator for Treasury Stock Method—Diluted	34,692,992	29,714,612	33,561,529	29,705,355

Weighted Average Shares Outstanding—Basic	34,660,007	29,693,417	33,527,549	29,679,623
Add: Average participating shares outstanding	151,972	102,980	138,441	78,835
Denominator for Two-Class Method—Diluted	34,811,979	29,796,397	33,665,990	29,758,458

Earnings per share—basic	$0.54	$0.49	$1.48	$1.46
Earnings per share—diluted	$0.54	$0.49	$1.48	$1.46
Warrants considered anti-dilutive excluded from potentially dilutive shares - exercise price $31.53 per share, expires January 2019	517,012	517,012	517,012	517,012
Stock options considered anti-dilutive excluded from potentially dilutive shares	155,500	427,362	155,500	428,233
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	118,987	81,785	104,461	53,103

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
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at September 30, 2015 and December 31, 2014. Due to limited trading volume, we transferred marketable equity securities with a fair value of $0.2 million from Level 1 to Level 2 during the nine month period ended September 30, 2015. There were no other transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	September 30, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$15,062	$—	$15,062
Obligations of U.S. government corporations and agencies	—	271,332	—	271,332
Collateralized mortgage obligations of U.S. government corporations and agencies	—	135,216	—	135,216
Residential mortgage-backed securities of U.S. government corporations and agencies	—	42,065	—	42,065
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	50,223	—	50,223
Obligations of states and political subdivisions	—	137,335	—	137,335
Marketable equity securities	—	8,813	—	8,813
Total securities available-for-sale	—	660,046	—	660,046
Trading securities held in a Rabbi Trust	3,690	—	—	3,690
Total securities	3,690	660,046	—	663,736
Derivative financial assets:
Interest rate swaps	—	14,232	—	14,232
Interest rate lock commitments	—	574	—	574
Total Assets	$3,690	$674,852	$—	$678,542
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$14,184	$—	$14,184
Forward sale contracts	—	126	—	126
Total Liabilities	$—	$14,310	$—	$14,310

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
We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market. We had no assets or liabilities measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine the fair value at either September 30, 2015 or December 31, 2014.
We may be required to measure certain assets and liabilities on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. The following table presents our assets that were measured at fair value on a nonrecurring basis by the fair value hierarchy level at September 30, 2015 and December 31, 2014. There were no liabilities measured at fair value on a nonrecurring basis during these periods.

	September 30, 2015				December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Loans held for sale	$—	$—	$216	$216	$—	$—	$—	$—
Impaired loans	—	—	8,870	8,870	—	—	12,916	12,916
Other real estate owned	—	—	439	439	—	—	117	117
Mortgage servicing rights	—	—	1,827	1,827	—	—	2,934	2,934
Total Assets	$—	$—	$11,352	$11,352	$—	$—	$15,967	$15,967
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at September 30, 2015 and December 31, 2014 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at September 30, 2015
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$115,347	$115,347	$115,347	$—	$—
Securities available-for-sale	660,046	660,046	—	660,046	—
Loans held for sale	13,794	14,134	—	—	14,134
Portfolio loans, net of unearned income	4,925,963	4,902,661	—	—	4,902,661
Bank owned life insurance	79,894	79,894	—	79,894	—
FHLB and other restricted stock	20,352	20,352	—	—	20,352
Trading securities held in a Rabbi Trust	3,690	3,690	3,690	—	—
Mortgage servicing rights	3,083	3,170	—	—	3,170
Interest rate swaps	14,232	14,232	—	14,232	—
Interest rate lock commitments	574	574	—	574	—
LIABILITIES
Deposits	$4,877,409	$4,883,132	$—	$—	$4,883,132
Securities sold under repurchase agreements	42,971	42,971	—	—	42,971
Short-term borrowings	280,000	280,000	—	—	280,000
Long-term borrowings	117,613	118,646	—	—	118,646
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	14,184	14,184	—	14,184	—
Forward sale contracts	126	126	—	126	—
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
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 5. SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	September 30, 2015				December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$14,903	$159	$—	$15,062	$14,873	$7	$—	$14,880
Obligations of U.S. government corporations and agencies	267,328	4,032	(28)	271,332	268,029	2,334	(1,078)	269,285
Collateralized mortgage obligations of U.S. government corporations and agencies	132,691	2,536	(11)	135,216	116,897	1,257	(148)	118,006
Residential mortgage-backed securities of U.S. government corporations and agencies	40,678	1,467	(80)	42,065	45,274	1,548	(154)	46,668
Commercial mortgage-backed securities of U.S. government corporations and agencies	49,596	669	(42)	50,223	39,834	232	(393)	39,673
Obligations of states and political subdivisions	132,139	5,249	(53)	137,335	136,977	5,789	(64)	142,702
Debt Securities	637,335	14,112	(214)	651,233	621,884	11,167	(1,837)	631,214
Marketable equity securities	7,579	1,234	—	8,813	7,579	1,480	—	9,059
Total	$644,914	$15,346	$(214)	$660,046	$629,463	$12,647	$(1,837)	$640,273
Realized gains and losses on the sale of securities are determined using the specific-identification method. The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Gross realized gains	$—	$—	$—	$41
Gross realized losses	—	—	(34)	—
Net Realized Gains	$—	$—	$(34)	$41

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables present the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	September 30, 2015
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	—	$—	$—	2	$14,720	$(28)	2	$14,720	$(28)
Collateralized mortgage obligations of U.S. government corporations and agencies	1	10,694	(11)	—	—	—	1	10,694	(11)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	8,377	(80)	—	—	—	1	8,377	(80)
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	1	9,709	(42)	1	9,709	(42)
Obligations of states and political subdivisions	2	10,666	(53)	—	—	—	2	10,666	(53)
Total Temporarily Impaired Securities	4	$29,737	$(144)	3	$24,429	$(70)	7	$54,166	$(214)

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	4	$39,745	$(207)	8	$63,149	$(871)	12	$102,894	$(1,078)
Collateralized mortgage obligations of U.S. government corporations and agencies	1	9,323	(148)	—	—	—	1	9,323	(148)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	1	8,982	(154)	1	8,982	(154)
Commercial mortgage-backed securities of U.S. government corporations and agencies	1	9,998	(25)	2	20,640	(368)	3	30,638	(393)
Obligations of states and political subdivisions	1	263	(1)	2	10,756	(63)	3	11,019	(64)
Total Temporarily Impaired Securities	7	$59,329	$(381)	13	$103,527	$(1,456)	20	$162,856	$(1,837)
We do not believe any individual unrealized loss as of September 30, 2015 represents an other than temporary impairment. As of September 30, 2015, the unrealized losses on 7 debt securities were attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There were no unrealized losses on marketable equity securities as of September 30, 2015. We do not intend to sell and it is not more likely than not that we will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

The following table displays net unrealized gains and losses, net of tax on securities available for sale included in accumulated other comprehensive (loss)/income for the periods presented:

	September 30, 2015			December 31, 2014
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Total unrealized gains/(losses) on securities available-for-sale	$15,346	$(214)	$15,132	$12,647	$(1,837)	$10,810
Income tax expense/(benefit)	5,371	(75)	5,296	4,426	(643)	3,783
Net unrealized gains/(losses), net of tax included in accumulated other comprehensive income/(loss)	$9,975	$(139)	$9,836	$8,221	$(1,194)	$7,027
The amortized cost and fair value of securities available-for-sale at September 30, 2015 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$37,404	$37,767
Due after one year through five years	224,669	228,005
Due after five years through ten years	65,260	67,613
Due after ten years	87,037	90,344
	414,370	423,729
Collateralized mortgage obligations of U.S. government corporations and agencies	132,691	135,216
Residential mortgage-backed securities of U.S. government corporations and agencies	40,678	42,065
Commercial mortgage-backed securities of U.S. government corporations and agencies	49,596	50,223
Debt Securities	637,335	651,233
Marketable equity securities	7,579	8,813
Total	$644,914	$660,046
At September 30, 2015 and December 31, 2014, securities with carrying values of $296.1 million and $289.1 million were pledged for various regulatory and legal requirements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE

 Loans are presented net of unearned income of $2.7 million and $2.1 million at September 30, 2015 and December 31, 2014 and net of a discount related to purchase accounting fair value adjustments of $12.0 million and $2.0 million at September 30, 2015 and December 31, 2014. The following table indicates the composition of the loans as of the dates presented:

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial
Commercial real estate	$2,111,585	$1,682,236
Commercial and industrial	1,237,915	994,138
Commercial construction	384,328	216,148
Total Commercial Loans	3,733,828	2,892,522
Consumer
Residential mortgage	625,251	489,586
Home equity	467,698	418,563
Installment and other consumer	91,122	65,567
Consumer construction	8,064	2,508
Total Consumer Loans	1,192,135	976,224
Total Portfolio Loans	4,925,963	3,868,746
Loans held for sale	13,794	2,970
Total Loans	$4,939,757	$3,871,716
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by monitoring the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 76 percent of total portfolio loans at September 30, 2015 and 75 percent of total portfolio loans at December 31, 2014. Within our commercial portfolio, the CRE and commercial construction portfolios combined comprised $2.5 billion or 67 percent of total commercial loans and 51 percent of total portfolio loans at September 30, 2015 and 66 percent of total commercial loans and 49 percent of total portfolio loans at December 31, 2014. Of the $2.5 billion of CRE and commercial construction loans, $424.0 million were added as a result of the Merger. Further segmentation of the CRE and commercial construction portfolios by industry and collateral type reveal no concentration in excess of 7.0 percent of total loans at September 30, 2015 and December 31, 2014.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area resulting in a geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Management believes underwriting guidelines, active monitoring of economic conditions and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio. Our CRE and commercial construction portfolios had out-of-market exposure of 6.4 percent of the combined portfolio and 3.3 percent of total loans at September 30, 2015 and 8.0 percent of the combined portfolio and 3.9 percent of total loans at December 31, 2014.
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
The following table summarizes the restructured loans as of the dates presented:

	September 30, 2015			December 31, 2014
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$8,062	$3,552	$11,614	$16,939	$2,180	$19,119
Commercial and industrial	6,360	1,839	8,199	8,074	356	8,430
Commercial construction	5,627	1,610	7,237	5,736	1,869	7,605
Residential mortgage	2,609	591	3,200	2,839	459	3,298
Home equity	3,363	412	3,775	3,342	562	3,904
Installment and other consumer	28	88	116	53	10	63
Total	$26,049	$8,092	$34,141	$36,983	$5,436	$42,419
There were three TDRs that returned to accruing status totaling $0.2 million during the three months ended September 30, 2015 and nine TDRs that returned to accruing status totaling $0.5 million for the nine months ended September 30, 2015. There were five TDRs for $0.5 million returned to accruing status during the three months ended September 30, 2014 and ten TDRs for $2.0 million were returned to accruing status during the nine months ended September 30, 2014.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

The following tables present the restructured loans during the periods presented:

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	—	$—	$—	$—	1	$487	$475	$(12)
Chapter 7 bankruptcy(2)	—	—	—	—	1	83	83	—
Maturity date extension	1	264	260	(4)	—	—	—	—
Commercial and industrial
Principal deferral	—	—	—	—	2	381	366	(15)
Commercial Construction
Maturity date extension	2	813	812	(1)	—	—	—	—
Residential mortgage
Chapter 7 bankruptcy(2)	2	74	74	—	2	135	134	(1)
Maturity date extension	1	180	180	—	—	—	—	—
Home equity
Chapter 7 bankruptcy(2)	5	115	110	(5)	2	14	14	—
Maturity date extension and interest rate reduction	2	138	138	—	2	96	96	—
Installment and other consumer
Chapter 7 bankruptcy(2)	1	9	4	$(5)	2	14	11	$(3)
Total by Concession Type
Principal deferral	—	—	—	—	3	868	841	(27)
Maturity date extension and interest rate reduction	2	138	138	—	2	96	96	—
Chapter 7 bankruptcy(2)	8	198	188	(10)	7	246	242	(4)
Maturity date extension	4	1,257	1,252	(5)	—	—	—	—
Total	14	$1,593	$1,578	$(15)	12	$1,210	$1,179	$(31)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	2	$2,851	$1,841	$(1,010)	2	$616	$602	$(14)
Chapter 7 bankruptcy(2)	—	—	—	—	1	83	83	—
Maturity date extension	1	264	260	(4)	—	—	—	—
Commercial and industrial
Principal forgiveness	1	400	273	(127)	—	—	—	—
Principal deferral	6	661	363	(298)	2	381	366	(15)
Chapter 7 bankruptcy(2)	1	3	—	(3)	1	287	286	(1)
Maturity date extension	1	780	720	(60)	—	—	—	—
Commercial Construction
Principal deferral	1	104	—	(104)	—	—	—	—
Maturity date extension	2	813	812	(1)	1	1,019	1,019	—
Residential mortgage
Chapter 7 bankruptcy(2)	2	74	74	—	7	464	461	(3)
Maturity date extension	1	180	180	—	—	—	—	—
Maturity date extension and interest rate reduction	2	225	229	4	—	—	—	—
Home equity
Chapter 7 bankruptcy(2)	17	428	389	(39)	12	283	265	(18)
Maturity date extension and interest rate reduction	2	138	138	—	2	96	96	—
Maturity date extension	1	71	70	(1)	—	—	—	—
Installment and other consumer
Chapter 7 bankruptcy(2)	1	9	4	$(5)	3	23	20	$(3)
Total by Concession Type
Principal forgiveness	1	$400	$273	$(127)	—	$—	$—	$—
Principal deferral	9	3,616	2,204	(1,412)	4	997	968	(29)
Chapter 7 bankruptcy(2)	21	514	467	(47)	24	1,140	1,115	(25)
Maturity date extension and interest rate reduction	4	363	367	4	2	96	96	—
Maturity date extension	6	2,108	2,042	(66)	1	1,019	1,019	—
Total	41	7,001	5,353	$(1,648)	31	$3,252	$3,198	$(54)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

For the three months ended September 30, 2015, we modified two C&I loans totaling $1.1 million, 11 commercial construction loans totaling $7.1 million, three CRE loans totaling $4.3 million, one home equity loan totaling $0.1 million and one residential real estate loan totaling $0.1 million that were not considered to be TDRs. For the nine months ended September 30, 2015 we modified eight C&I loans totaling $6.8 million, 13 commercial construction loans totaling $8.4 million, six CRE loans totaling $5.3 million, three home equity loans totaling $0.3 million and one residential real estate loan totaling $0.1 million that were not considered to be TDRs. The modifications primarily represented instances where we were adequately compensated through additional collateral or a higher interest rate or there was an insignificant delay in payment of three months or less. As of September 30, 2015 we have no commitments to lend additional funds on any TDRs.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. The following tables present a summary of TDRs which defaulted during the periods presented that had been restructured within the last 12 months prior to defaulting:

Defaulted TDRs
	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014

(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and Industrial	—	—	—	—
Commercial construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	$—	—	$—
Installment and other consumer	—	—	—	—
Consumer construction	—	—	—	—
Total	—	$—	—	$—

Defaulted TDRs
	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014

(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and Industrial	—	—	—	—
Commercial construction	—	—	—	—
Residential mortgage	1	$183	1	$72
Home equity	3	124	—	—
Installment and other consumer	—	—	—	—
Consumer construction	—	—	—	—
Total	4	$307	1	$72
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	September 30, 2015	December 31, 2014
Nonperforming Assets
Nonaccrual loans	$15,716	$7,021
Nonaccrual TDRs	8,092	5,436
Total nonaccrual loans	23,808	12,457
OREO	472	166
Total Nonperforming Assets	$24,280	$12,623

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the age analysis of past due loans segregated by class of loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due(1)	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$2,092,139	$8,987	$1,567	$973	$7,919	$19,446	$2,111,585
Commercial and industrial	1,228,571	2,183	1,791	—	5,370	9,344	1,237,915
Commercial construction	374,001	3,955	1,364	—	5,008	10,327	384,328
Residential mortgage	614,609	3,563	3,281	556	3,242	10,642	625,251
Home equity	463,145	2,144	262	—	2,147	4,553	467,698
Installment and other consumer	90,624	344	32	—	122	498	91,122
Consumer construction	8,064	—	—	—	—	—	8,064
Loans held for sale	13,794	—	—	—	—	—	13,794
Totals	$4,884,947	$21,176	$8,297	$1,529	$23,808	$54,810	$4,939,757
(1)Represents acquired loans that were recorded at fair value at the acquisition date.

	December 31, 2014
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$1,674,930	$2,548	$323	$—	$4,435	$7,306	$1,682,236
Commercial and industrial	991,136	1,227	153	—	1,622	3,002	994,138
Commercial construction	214,174	—	—	—	1,974	1,974	216,148
Residential mortgage	485,465	565	1,220	—	2,336	4,121	489,586
Home equity	414,303	1,756	445	—	2,059	4,260	418,563
Installment and other consumer	65,111	352	73	—	31	456	65,567
Consumer construction	2,508	—	—	—	—	—	2,508
Loans held for sale	2,970	—	—	—	—	—	2,970
Totals	$3,850,597	$6,448	$2,214	$—	$12,457	$21,119	$3,871,716
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	September 30, 2015
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,036,905	96.5%	$1,169,828	94.5%	$344,513	89.6%	$3,551,246	95.1%
Special mention	32,371	1.5%	45,750	3.7%	18,771	4.9%	96,892	2.6%
Substandard	42,309	2.0%	22,337	1.8%	21,044	5.5%	85,690	2.3%
Total	$2,111,585	100%	$1,237,915	100.0%	$384,328	100.0%	$3,733,828	100.0%

	December 31, 2014
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$1,635,132	97.2%	$948,663	95.4%	$196,520	90.9%	$2,780,315	96.1%
Special mention	23,597	1.4%	30,357	3.1%	12,014	5.6%	65,968	2.3%
Substandard	23,507	1.4%	15,118	1.5%	7,614	3.5%	46,239	1.6%
Total	$1,682,236	100.0%	$994,138	100.0%	$216,148	100.0%	$2,892,522	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	September 30, 2015
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$622,009	99.5%	$465,551	99.5%	$91,000	99.9%	$8,064	100.0%	$1,186,624	99.5%
Nonperforming	3,242	0.5%	2,147	0.5%	122	0.1%	—	—%	5,511	0.5%
Total	$625,251	100.0%	$467,698	100.0%	$91,122	100.0%	$8,064	100.0%	$1,192,135	100.0%

	December 31, 2014
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$487,250	99.5%	$416,504	99.5%	$65,536	99.9%	$2,508	100.0%	$971,798	99.5%
Nonperforming	2,336	0.5%	2,059	0.5%	31	0.1%	—	—%	4,426	0.5%
Total	$489,586	100.0%	$418,563	100.0%	$65,567	100.0%	$2,508	100.0%	$976,224	100.0%
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize investments in loans considered to be impaired and the related information on those impaired loans as of the dates presented:

	September 30, 2015			December 31, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Without a related allowance recorded:
Commercial real estate	$14,080	$14,576	$—	$19,890	$25,262	$—
Commercial and industrial	8,746	10,918	—	9,218	9,449	—
Commercial construction	9,315	12,977	—	7,605	11,293	—
Consumer real estate	6,852	7,401	—	7,159	7,733	—
Other consumer	119	191	—	42	48	—
Total without a Related Allowance Recorded	39,112	46,063	—	43,914	53,785	—
With a related allowance recorded:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	1,969	1,969	1,224	—	—	—
Commercial construction	—	—	—	—	—	—
Consumer real estate	118	118	34	43	43	43
Other consumer	2	2	2	20	20	11
Total with a Related Allowance Recorded	2,089	2,089	1,260	63	63	54
Total:
Commercial real estate	14,080	14,576	—	19,890	25,262	—
Commercial and industrial	10,715	12,887	1,224	9,218	9,449	—
Commercial construction	9,315	12,977	—	7,605	11,293	—
Consumer real estate	6,970	7,519	34	7,202	7,776	43
Other consumer	121	193	2	62	68	11
Total	$41,201	$48,152	$1,260	$43,977	$53,848	$54

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans for the periods presented:

	Three Months Ended
	September 30, 2015		September 30, 2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance recorded:
Commercial real estate	$14,101	$352	$21,110	$159
Commercial and industrial	8,993	44	9,702	63
Commercial construction	11,034	67	8,160	58
Consumer real estate	6,829	92	7,034	100
Other consumer	183	—	115	1
Total without a Related Allowance Recorded	41,140	555	46,121	381
With a related allowance recorded:
Commercial real estate	—	—	—	—
Commercial and industrial	1,977	7	—	—
Commercial construction	—	—	—	—
Consumer real estate	119	2	47	1
Other consumer	2	—	23	—
Total with a Related Allowance Recorded	2,098	9	70	1
Total:
Commercial real estate	14,101	352	21,110	159
Commercial and industrial	10,970	51	9,702	63
Commercial construction	11,034	67	8,160	58
Consumer real estate	6,948	94	7,081	101
Other consumer	185	—	138	1
Total	$43,238	$564	$46,191	$382

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

	Nine Months Ended
	September 30, 2015		September 30, 2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance recorded:
Commercial real estate	$14,994	$731	$21,593	$512
Commercial and industrial	9,742	131	9,477	177
Commercial construction	8,920	200	8,254	172
Consumer real estate	6,856	279	7,181	306
Other consumer	119	1	122	3
Total without a Related Allowance Recorded	40,631	1,342	46,627	1,170
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	1,980	42	—	—
Commercial construction	—	—	—	—
Consumer real estate	121	5	49	2
Other consumer	2	—	24	2
Total with a Related Allowance Recorded	2,103	47	73	4
Total:
Commercial real estate	14,994	731	21,593	512
Commercial and industrial	11,722	173	9,477	177
Commercial construction	8,920	200	8,254	172
Consumer real estate	6,977	284	7,230	308
Other consumer	121	1	146	5
Total	$42,734	$1,389	$46,700	$1,174

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended September 30, 2015
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$19,018	$13,308	$7,671	$7,027	$1,790	$48,814
Charge-offs	(2,361)	(1,121)	(1,247)	(445)	(467)	(5,641)
Recoveries	2,896	272	129	132	99	3,528
Net (Charge-offs)/ Recoveries	535	(849)	(1,118)	(313)	(368)	(2,113)
Provision for loan losses	(2,575)	12	4,983	302	484	3,206
Balance at End of Period	$16,978	$12,471	$11,536	$7,016	$1,906	$49,907

	Three Months Ended September 30, 2014
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$20,733	$13,004	$4,759	$6,705	$1,379	$46,580
Charge-offs	—	(37)	(234)	(436)	(295)	(1,002)
Recoveries	(154)	315	—	48	75	284
Net (Charge-offs)/ Recoveries	(154)	278	(234)	(388)	(220)	(718)
Provision for loan losses	(602)	616	653	446	341	1,454
Balance at End of Period	$19,977	$13,898	$5,178	$6,763	$1,500	$47,316

	Nine Months Ended September 30, 2015
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$20,164	$13,668	$6,093	$6,333	$1,653	$47,911
Charge-offs	(2,738)	(2,819)	(1,247)	(997)	(1,046)	(8,847)
Recoveries	3,072	475	132	379	312	4,370
Net (Charge-offs)/Recoveries	334	(2,344)	(1,115)	(618)	(734)	(4,477)
Provision for loan losses	(3,520)	1,147	6,558	1,301	987	6,473
Balance at End of Period	$16,978	$12,471	$11,536	$7,016	$1,906	$49,907

	Nine Months Ended September 30, 2014
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$18,921	$14,433	$5,374	$6,362	$1,165	$46,255
Charge-offs	(2,002)	(1,070)	(693)	(983)	(740)	(5,488)
Recoveries	1,681	3,564	140	272	284	5,941
Net (Charge-offs)/Recoveries	(321)	2,494	(553)	(711)	(456)	453
Provision for loan losses	1,377	(3,029)	357	1,112	791	608
Balance at End of Period	$19,977	$13,898	$5,178	$6,763	$1,500	$47,316

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the ALL and recorded investments in loans by category as of the periods presented:

	September 30, 2015
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total(1)
Commercial real estate	$—	$16,978	$16,978	$14,080	$2,097,505	$2,111,585
Commercial and industrial	1,224	11,247	12,471	10,715	1,227,200	1,237,915
Commercial construction	—	11,536	11,536	9,315	375,013	384,328
Consumer real estate	34	6,982	7,016	6,970	1,094,043	1,101,013
Other consumer	2	1,904	1,906	121	91,001	91,122
Total	$1,260	$48,647	$49,907	$41,201	$4,884,762	$4,925,963
(1)Includes acquired loans.
	December 31, 2014
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total(1)
Commercial real estate	$—	$20,164	$20,164	$19,890	$1,662,346	$1,682,236
Commercial and industrial	—	13,668	13,668	9,218	984,920	994,138
Commercial construction	—	6,093	6,093	7,605	208,543	216,148
Consumer real estate	43	6,290	6,333	7,202	903,455	910,657
Other consumer	11	1,642	1,653	62	65,505	65,567
Total	$54	$47,857	$47,911	$43,977	$3,824,769	$3,868,746
(1)Includes acquired loans.
Acquired loans are recorded at fair value with no carryover of the ALL. Credit deterioration on acquired loans incurred subsequent to the acquisition date was recognized in the ALL through the provision.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts- Commercial Loans
Fair value	$14,232	$12,981	$14,184	$12,953
Notional amount	239,277	245,152	239,277	245,152
Collateral posted	—	—	12,548	12,059
Interest Rate Lock Commitments- Mortgage Loans
Fair value	574	235	—	—
Notional amount	16,969	8,822	—	—
Forward Sale Contracts- Mortgage Loans
Fair value	—	—	126	57
Notional amount	$—	$—	$14,320	$7,789
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$14,232	$13,203	$14,184	$13,175
Gross amounts offset	—	(222)	—	(222)
Net amounts presented in the Consolidated Balance Sheets	14,232	12,981	14,184	12,953
Gross amounts not offset(1)	—	—	(12,548)	(12,059)
Net Amount	$14,232	$12,981	$1,636	$894
(1) Amounts represent posted collateral.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$29	$(10)	$20	$(29)
Interest rate lock commitments—mortgage loans	208	(105)	339	102
Forward sale contracts—mortgage loans	(143)	49	(69)	(43)
Total Derivatives Gain (Loss)	$94	$(66)	$290	$30

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. BORROWINGS

Short-term borrowings are for terms under one year and were comprised of retail repurchase agreements, or REPOs, and FHLB advances. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. Mortgage backed securities with a total carrying value of $46.2 million at September 30, 2015 and $35.6 million at December 31, 2014 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily.
Long-term borrowings are for original terms greater than or equal to one year and were comprised of FHLB advances, a capital lease and junior subordinated debt securities. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. We had total long-term borrowings outstanding of $14.4 million at a fixed rate and $148.9 million at a variable rate at September 30, 2015, excluding our capital lease of $0.2 million. On March 5, 2015, we paid off $8.5 million and on June 18, 2015, we paid off the remaining $5.0 million of the $13.5 million junior subordinated debt assumed in the Merger.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Securities sold under repurchase agreements	$42,971	0.01%	$30,605	0.01%
Short-term borrowings	280,000	0.37%	290,000	0.31%
Total short-term borrowings	322,971	0.32%	320,605	0.27%
Long-term borrowings
Other long-term borrowings	117,613	0.76%	19,442	3.00%
Junior subordinated debt securities	45,619	2.80%	45,619	2.70%
Total long-term borrowings	163,232	1.33%	65,061	2.79%
Total Borrowings	$486,203	0.66%	$385,666	0.70%
We had total borrowings at September 30, 2015 and December 31, 2014 at the FHLB of Pittsburgh of $397.5 million and $309.3 million. The $397.5 million at September 30, 2015 consisted of $280.0 million in short-term borrowings and $117.6 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $1.9 billion at September 30, 2015. Our remaining borrowing availability is $1.4 billion. We utilized $0.5 billion of our borrowing capacity at September 30, 2015 consisting of $397.5 million for borrowings and $152.8 million for letters of credit to collateralize public funds.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event a customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $3.0 million at September 30, 2015 and $2.3 million at December 31, 2014. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The allowance for unfunded commitments is determined using a similar methodology as our ALL. The reserve is calculated by applying historical loss rates and qualitative adjustments to our unfunded commitments.
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
The following table sets forth the commitments and letters of credit as of the dates presented:

(dollars in thousands)	September 30, 2015	December 31, 2014
Commitments to extend credit	$1,538,397	$1,158,628
Standby letters of credit	96,612	73,584
Total	$1,635,009	$1,232,212
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 11. OTHER COMPREHENSIVE INCOME

The following table presents the tax effects of the components of other comprehensive income (loss) for the periods presented:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on securities available-for-sale	$5,177	$(1,812)	$3,365	$(2,032)	$712	$(1,320)
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	—	—	—	—	—	—
Adjustment to funded status of employee benefit plans	647	(227)	420	269	(94)	175
Other Comprehensive Income/(Loss)	$5,824	$(2,039)	$3,785	$(1,763)	$618	$(1,145)
(1) Reclassification adjustments are comprised of realized security gains or losses. The realized gains or losses have been reclassified out of accumulated other comprehensive income/(loss) and have affected certain lines in the Consolidated Statements of Comprehensive Income as follows; the pre-tax amount is included in securities gains/losses-net, the tax expense amount is included in the provision for income taxes and the net of tax amount is included in net income.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on securities available-for-sale	$4,288	$(1,501)	$2,787	$7,844	$(2,746)	$5,098
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	34	(12)	22	(41)	15	(26)
Adjustment to funded status of employee benefit plans	1,839	(551)	1,288	692	(242)	450
Other Comprehensive Income	$6,161	$(2,064)	$4,097	$8,495	$(2,973)	$5,522
(1) Reclassification adjustments are comprised of realized security gains or losses. The realized gains or losses have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statement of comprehensive income as follows; the pre-tax amount is included in securities gains/losses-net, the tax expense amount is included in the provision for income taxes and the net of tax amount is included in net income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. EMPLOYEE BENEFITS

We maintain a defined benefit pension plan, or Plan, covering all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future. At this time, we are not required to make a cash contribution to the Plan in 2015. The expected long-term rate of return on plan assets is 8.00 percent. Effective January 1, 2015, the Plan was amended to provide unmarried participants with the ability to name a beneficiary to receive a lump sum death benefit equal to 80.00 percent of the participant’s accrued benefit payable at normal retirement age, in the event the participant dies while employed by S&T.
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$606	$516	$1,951	$1,778
Interest cost on projected benefit obligation	1,120	1,141	3,319	3,353
Expected return on plan assets	(1,772)	(1,710)	(5,385)	(5,180)
Amortization of prior service (credit) cost	(34)	(34)	(104)	(104)
Recognized net actuarial loss	586	287	1,521	705
Net Periodic Pension Expense	$506	$200	$1,302	$552

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

The following table represents total assets by reportable operating segment as of the dates presented:

(dollars in thousands)	September 30, 2015	December 31, 2014
Community Banking	$6,203,446	$4,954,728
Insurance	8,255	7,468
Wealth Management	3,637	2,490
Total Assets	$6,215,338	$4,964,686
The following tables provide financial information for our three operating segments for the three and nine month periods ended September 30, 2015 and 2014. The financial results of the business segments include allocations for shared services based on an internal analysis that supports line of business and branch performance measurement. Shared services include expenses such as employee benefits, occupancy expense, computer support and other corporate overhead. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

	Three Months Ended September 30, 2015
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$53,625	$1	$108	$(65)	$53,669
Interest expense	4,200	—	—	(127)	4,073
Net interest income	49,425	1	108	62	49,596
Provision for loan losses	3,206	—	—	—	3,206
Noninterest income	8,651	1,197	2,806	(173)	12,481
Noninterest expense	28,941	1,098	2,210	(111)	32,138
Depreciation expense	1,192	13	6	—	1,211
Amortization of intangible assets	460	13	7	—	480
Provision for income taxes	6,139	26	242	—	6,407
Net Income	$18,138	$48	$449	$—	$18,635

	Three Months Ended September 30, 2014
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$40,581	$—	$109	$(85)	$40,605
Interest expense	3,435	—	—	(359)	3,076
Net interest income	37,146	—	109	274	37,529
Provision for loan losses	1,454	—	—	—	1,454
Noninterest income	7,742	1,496	2,748	(55)	11,931
Noninterest expense	23,691	1,127	2,245	219	27,282
Depreciation expense	878	13	7	—	898
Amortization of intangible assets	238	13	9	—	260
Provision for income taxes	4,577	120	209	—	4,906
Net Income	$14,050	$223	$387	$—	$14,660

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 13. SEGMENTS – continued

	Nine Months Ended September 30, 2015
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$150,108	$2	$406	$(321)	$150,195
Interest expense	12,144	—	—	(615)	11,529
Net interest income	137,964	2	406	294	138,666
Provision for loan losses	6,473	—	—	—	6,473
Noninterest income	25,056	4,079	8,639	174	37,948
Noninterest expense	87,542	3,288	6,716	468	98,014
Depreciation expense	3,482	39	19	—	3,540
Amortization of intangible assets	1,283	38	24	—	1,345
Provision for income taxes	16,534	250	800	—	17,584
Net Income	$47,706	$466	$1,486	$—	$49,658

	Nine Months Ended September 30, 2014
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$119,055	$1	$419	$(333)	$119,142
Interest expense	10,332	—	—	(1,165)	9,167
Net interest income	108,723	1	419	832	109,975
Provision for loan losses	608	—	—	—	608
Noninterest income	22,118	4,262	8,511	227	35,118
Noninterest expense	72,756	3,327	6,961	1,059	84,103
Depreciation expense	2,485	38	20	—	2,543
Amortization of intangible assets	805	38	30	—	873
Provision for income taxes	12,579	301	672	—	13,552
Net Income	$41,608	$559	$1,247	$—	$43,414

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 14. QUALIFIED AFFORDABLE HOUSING PROJECTS

We invest in affordable housing projects primarily to satisfy our Community Reinvestment Act requirements. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. Our total investment in qualified affordable housing projects totaled $15.9 million at September 30, 2015 and $18.6 million at December 31, 2014. We had no open commitments to fund current or future investments in qualified affordable housing projects at September 30, 2015 or December 31, 2014. Amortization expense included in noninterest expense was $0.9 million and $2.8 million for the three and nine months ended September 30, 2015 and $1.0 million and $3.1 million for the three and nine months ended September 30, 2014. The amortization expense was offset by tax credits of $1.0 million and $3.0 million for the three and nine months ended September 30, 2015 and $1.1 million and $3.3 million for the three and nine months ended September 30, 2014 as a reduction to our federal tax provision.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three and nine month periods ended September 30, 2015 and 2014. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
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
Future Factors include:

•	credit losses;

•	cyber-security concerns, including an interruption or breach in the security of our information systems;

•	rapid technological developments and changes;

•	sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve;

•	a change in spreads on interest-earning assets and interest-bearing liabilities;

•	regulatory supervision and oversight, including Basel III required capital levels, and public policy changes, including environmental regulations;

•	legislation affecting the financial services industry as a whole and S&T in particular, including the effects of the Dodd-Frank Act;

•	the outcome of pending and future litigation and governmental proceedings;

•	increasing price and product/service competition, including new entrants;

•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;

•	managing our internal growth and acquisitions, particularly our recent acquisition of Integrity Bancshares, Inc., or Integrity;

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

•
general economic or business conditions, either nationally or regionally in our market areas, may be less favorable than expected, resulting in among other things, a reduced demand for credit and other services;

•	deterioration of the housing market and reduced demand for mortgages;

•
a deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income;

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

•
a re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally; and

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2015 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2014 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $6.2 billion at September 30, 2015.  We operate branch locations in 16 southwestern and southcentral Pennsylvania counties, and loan production offices in northeast and central Ohio and western New York. We provide a full range of financial services with retail and commercial banking products, cash management services, insurance and trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
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
On March 4, 2015, we completed a merger with Integrity, or the Merger, which expanded our geographic footprint into southcentral Pennsylvania with eight branches in Cumberland, Dauphin, Lancaster and York counties. The transaction was valued at $172.0 million and added total assets of $980.8 million, including $788.7 million in loans and $115.9 million of goodwill, and $722.3 million in deposits. Integrity Bank became a separate subsidiary of S&T upon completion of the Merger and was subsequently merged into S&T Bank on May 8, 2015.
During the nine months ended September 30, 2015, we successfully executed on our growth strategy in our current footprint and by expanding into new markets. On March 23, 2015, we expanded our commercial banking operations by opening a loan production office in western New York. Our portfolio loans grew $1.1 billion, or 27.3 percent, since December 31, 2014, primarily due to the Merger which contributed $788.7 million of loans and organic loan growth of $268.5 million.
Our focus continues to be on loan and deposit growth and implementing opportunities to increase fee income while maintaining a strong expense discipline. Additionally, with our recent expansion into new markets, we are focused on executing our strategy to successfully build our brand and grow our business in these markets. The low interest rate environment remains a challenge for our net interest income, but our organic growth will help to mitigate the impact.
Earnings Summary
Net income for the three months ended September 30, 2015 was $18.6 million, or $0.54 per diluted share, compared to $14.7 million, or $0.49 per diluted share, for the same period in 2014. Net income for the nine months ended September 30, 2015 was $49.7 million, or $1.48 per diluted share, compared to $43.4 million, or $1.46 per diluted share, for the same period in 2014. The increase in net income was primarily due to an increase in net interest income and noninterest income, offset by higher provision for loan losses and noninterest expense. Integrity's results have been included in our financial statements since the consummation of the Merger on March 4, 2015. Our results included $3.2 million of merger related expenses for the nine months ended September 30, 2015. No merger related expenses were recognized during the three month period ended September 30, 2015.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net interest income increased $12.1 million, or 32.2 percent, for the third quarter of 2015 compared to the same period in 2014 and increased $28.7 million, or 26.1 percent, for the nine months ended September 30, 2015. The increases were primarily due to the increase in average interest-earning assets of $1.2 billion and $1.0 billion partially offset by an increase in average interest-bearing liabilities of $1.1 billion and $0.8 billion for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The increase in average interest-earning assets related to the Merger and organic growth as compared to the same periods in 2014. Net interest income was favorably impacted by accretion resulting from purchase accounting fair value adjustments related to the Merger of $2.2 million and $4.9 million for the three and nine months ended September 30, 2015.
The provision for loan losses increased $1.8 million to $3.2 million for the three months ended September 30, 2015 and $5.9 million to $6.5 million for the nine months ended September 30, 2015 compared to the same periods in 2014. Net loan charge-offs increased $1.4 million to $2.1 million for the three months ended September 30, 2015 and increased $4.9 million to $4.5 million for the nine months ended September 30, 2015. This compares to net charge-offs of $0.7 million for the three months ended September 30, 2014 and net recoveries of $0.5 million for the nine months ended September 30, 2014.
Noninterest income increased $0.6 million for the three months ended September 30, 2015 and $2.8 million for the nine months ended September 30, 2015 compared to the same periods in 2014. The increases in noninterest income were primarily due to higher income as a result of the Merger and higher mortgage banking income.
Total noninterest expense increased $5.4 million for the three months ended September 30, 2015 and $15.4 million for the nine months ended September 30, 2015 compared to the same periods in 2014. Increases during the three and nine month periods were primarily due to higher operating expenses related to additional locations and higher salaries and employee benefit costs resulting from the Merger. Additional increases in noninterest expense during the nine month period included Merger related expenses of $3.2 million.
The provision for income taxes increased $1.5 million for the three months ended September 30, 2015 and increased $4.0 million for the nine months ended September 30, 2015 compared to the same periods in 2014. The increase to the tax provision was due to an increase in our annual projected tax rate for 2015 as a result of higher projected pretax income primarily related to the Merger.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles, or GAAP, management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully taxable equivalent, or FTE, basis and operating revenue. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying business, operational performance and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although management believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies.
We believe the presentation of net interest income on a FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to a FTE basis in the Net Interest Income section of the Results of Operations - three and nine months ended September 30, 2015 and 2014 compared to three and nine months ended September 2014.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2015 Compared to
Three and Nine Months Ended September 30, 2014
Net Interest Income
Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 80 percent and 78 percent of operating revenue (net interest income plus noninterest income, excluding security gains/losses and non-recurring income) for the three and nine months ended September 30, 2015 compared to 76 percent of operating revenue for both the three and nine months ended September 30, 2014. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our Asset and Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to produce an acceptable level of net interest income.
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
The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates adjusted to a FTE basis for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Total interest income	$53,669	$40,605	$150,195	$119,142
Total interest expense	4,073	3,076	11,529	9,167
Net interest income per consolidated statements of comprehensive income	49,596	37,529	138,666	109,975
Adjustment to FTE basis	1,607	1,373	4,493	4,090
Net Interest Income (FTE) (non-GAAP)	$51,203	$38,902	$143,159	$114,065
Net interest margin	3.50%	3.38%	3.48%	3.40%
Adjustment to FTE basis	0.11%	0.12%	0.11%	0.12%
Net Interest Margin (FTE) (non-GAAP)	3.61%	3.50%	3.59%	3.52%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three months ended September 30, 2015			Three months ended September 30, 2014
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans (1) (2)	$4,869,914	$50,616	4.12%	$3,755,862	$38,052	4.02%
Interest-bearing deposits with banks	76,246	46	0.24%	58,737	33	0.23%
Taxable investment securities (3)	523,890	2,609	1.99%	457,674	2,292	2.00%
Tax-exempt investment securities (2)	138,514	1,520	4.39%	129,400	1,482	4.58%
Federal Home Loan Bank and other restricted stock	20,184	485	9.60%	15,740	119	3.02%
Total Interest-earning Assets	5,628,748	55,276	3.90%	4,417,413	41,978	3.77%
Noninterest-earning assets:
Cash and due from banks	60,782			52,172
Premises and equipment, net	48,613			36,200
Other assets	479,001			338,486
Less allowance for loan losses	(51,023)			(47,568)
Total Assets	$6,166,121			$4,796,703
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$663,834	$242	0.14%	$326,711	$16	0.02%
Money market	385,520	174	0.18%	308,166	129	0.17%
Savings	1,091,482	447	0.16%	1,035,281	404	0.15%
Certificates of deposit	1,113,858	2,070	0.74%	888,163	1,707	0.76%
Brokered deposits	394,415	342	0.34%	249,659	224	0.36%
Total Interest-bearing Deposits	3,649,109	3,275	0.36%	2,807,980	2,480	0.35%
Securities sold under repurchase agreements	42,937	1	0.01%	21,243	1	0.01%
Short-term borrowings	270,968	253	0.37%	172,228	135	0.31%
Long-term borrowings	117,864	228	0.77%	20,282	152	2.97%
Junior subordinated debt securities	45,619	316	2.75%	45,619	308	2.68%
Total Interest-bearing Liabilities	4,126,497	4,073	0.39%	3,067,352	3,076	0.40%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,196,200			1,074,564
Other liabilities	65,873			53,860
Shareholders’ equity	777,551			600,927
Total Liabilities and Shareholders’ Equity	$6,166,121			$4,796,703
Net Interest Income (2)(3)		$51,203			$38,902
Net Interest Margin (2) (3)			3.61%			3.50%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2015 and 2014.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans (1) (2)	$4,588,536	$141,202	4.11%	$3,661,456	$111,928	4.09%
Interest-bearing deposits with banks	69,062	122	0.24%	98,306	181	0.25%
Taxable investment securities (3)	514,195	7,577	1.96%	427,091	6,372	1.99%
Tax-exempt investment securities (2)	139,171	4,625	4.43%	126,867	4,418	4.64%
Federal Home Loan Bank and other restricted stock	19,276	1,162	8.04%	13,970	333	3.18%
Total Interest-earning Assets	5,330,240	154,688	3.88%	4,327,690	123,232	3.81%
Noninterest-earning assets:
Cash and due from banks	55,040			49,713
Premises and equipment, net	46,222			35,844
Other assets	447,169			338,872
Less allowance for loan losses	(49,388)			(48,023)
Total Assets	$5,829,283			$4,704,096
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$586,149	$569	0.13%	$317,333	$52	0.02%
Money market	392,021	539	0.18%	328,561	382	0.16%
Savings	1,072,539	1,270	0.16%	1,028,469	1,196	0.16%
Certificates of deposit	1,075,666	6,120	0.76%	899,240	5,269	0.78%
Brokered deposits	334,485	835	0.33%	223,647	567	0.34%
Total Interest-bearing Deposits	3,460,860	9,333	0.36%	2,797,250	7,466	0.36%
Securities sold under repurchase agreements	42,675	3	0.01%	29,463	2	0.01%
Short-term borrowings	245,431	628	0.34%	136,378	313	0.31%
Long-term borrowings	72,316	562	1.04%	20,869	471	3.01%
Junior subordinated debt securities	47,561	1,003	2.82%	45,619	915	2.68%
Total Interest-bearing Liabilities	3,868,843	11,529	0.40%	3,029,579	9,167	0.40%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,158,217			1,031,430
Other liabilities	66,009			52,704
Shareholders’ equity	736,214			590,383
Total Liabilities and Shareholders’ Equity	$5,829,283			$4,704,096
Net Interest Income (2)(3)		$143,159			$114,065
Net Interest Margin (2) (3)			3.59%			3.52%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2015 and 2014.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
Net interest income on a FTE basis increased $12.3 million, or 31.6 percent, for the three months ended September 30, 2015 and $29.1 million, or 25.5 percent, for the nine months ended September 30, 2015 compared to the same periods in 2014. The net interest margin on a FTE basis increased 11 basis points for the three months ended September 30, 2015 and 7 basis points for the nine months ended September 30, 2015 compared to the same periods of 2014. Net interest income was favorably impacted by accretion resulting from purchase accounting fair value adjustments related to the Merger of $2.2 million and $4.9 million for the three and nine months ended September 30, 2015. This impacted net interest margin on a FTE basis by 16 basis points for the three months ended September 30, 2015 and 13 basis points for the nine months ended September 30, 2015.
Interest income on a FTE basis increased $13.3 million, or 31.7 percent, to $55.3 million and $31.5 million, or 25.5 percent, to $154.7 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014. Average interest-earning assets increased $1.2 billion and $1.0 billion for the three and nine months ended September 30, 2015

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

compared to the same periods in 2014. The average interest-earning asset increases were primarily due to higher average loan balances of $1.1 billion and $927.1 million for the three and nine months ended September 30, 2015, related to the Merger and organic growth as compared to the same periods in 2014. The rate earned on loans was favorably impacted by purchase accounting accretion related to the Merger of $1.8 million, or 16 basis points for the three months and $3.8 million, or 12 basis points for the nine months ended September 30, 2015. Average interest-bearing deposits with banks increased $17.5 million and decreased $29.2 million for the three and nine months ended September 30, 2015 compared to the same periods of 2014. Average investment securities increased $75.3 million and $99.4 million for the three and nine months ended September 30, 2015. The $1.8 million and $3.8 million loan purchase accounting accretion had a positive impact on the interest-earning asset rate of 14 basis points and 10 basis points for the three and nine months ended September 30, 2015. Overall, the FTE rate on interest-earning assets increased 13 basis points and seven basis points for the three and nine month periods ended September 30, 2015 compared to the same periods in 2014.
Interest expense increased $1.0 million and $2.4 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The increase in interest expense was mainly driven by deposits acquired in the Merger and organic deposit growth of $841.1 million and $663.6 million in average interest-bearing deposits for the three and nine months ended September 30, 2015 compared to the same periods in 2014. Average interest-bearing customer deposits, which excludes brokered deposits, increased $696.4 million and $552.8 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014. Average brokered deposits increased by $144.8 million and $110.8 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014. Average borrowings increased $218.0 million and $175.7 million for the three and nine months ending September 30, 2015 compared to the same periods in 2014. A $0.4 million and $1.1 million certificate of deposit purchase accounting accretion related to the Merger had a positive impact on the interest-bearing liability rate of 14 basis points and 13 basis points for the three and nine months ended September 30, 2015. Overall, the cost of interest-bearing liabilities decreased by one basis points for the three months ended September 30, 2015 and remained unchanged for the nine months ended September 30, 2015 as compared to the same periods in 2014.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2015 Compared to September 30, 2014			Nine Months Ended September 30, 2015 Compared to September 30, 2014
(dollars in thousands)	Volume (4)	Rate (4)	Net	Volume (4)	Rate (4)	Net
Interest earned on:
Loans (1) (2)	$11,287	$1,277	$12,564	$28,341	$933	$29,274
Interest-bearing deposits with banks	10	3	13	(54)	(5)	(59)
Taxable investment securities (3)	333	(16)	317	1,299	(94)	1,205
Tax-exempt investment securities (2)	104	(66)	38	428	(221)	207
Federal Home Loan Bank and other restricted stock	34	332	366	127	702	829
Total Interest-earning Assets	11,768	1,530	13,298	30,141	1,315	31,456
Interest paid on:
Interest-bearing demand	17	209	226	44	473	517
Money market	32	13	45	74	83	157
Savings	22	21	43	51	23	74
Certificates of deposit	432	(69)	363	1,034	(184)	850
Brokered deposits	130	(12)	118	281	(12)	269
Short-term borrowings	77	41	118	250	65	315
Long-term borrowings	731	(655)	76	1,160	(1,069)	91
Junior subordinated debt securities	—	8	8	39	49	88
Total Interest-bearing Liabilities	1,441	(444)	997	2,934	(572)	2,362
Net Change in Net Interest Income	$10,327	$1,974	$12,301	$27,207	$1,887	$29,094
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Loan Losses
The provision for loan losses is the adjustment to the allowance for loan losses, or ALL, after considering loan charge-offs and recoveries to bring the ALL to a level determined to be appropriate in management's judgment to absorb probable losses inherent in the loan portfolio. The provision for loan losses increased $1.8 million to $3.2 million for the three months ended September 30, 2015 and increased $5.9 million to $6.5 million for the nine months ended September 30, 2015 compared to $1.5 million and $0.6 million for the same periods in 2014. The increase in the provision for loan losses is attributed to higher net charge-offs in 2015, in part due to the loan portfolio acquired in the Merger. Net charge-offs increased $1.4 million to $2.1 million for the three months ended September 30, 2015 compared to $0.7 million for the same period in 2014. Net charge-offs for the nine months ended September 30, 2015 increased $4.9 million to $4.5 million compared to net recoveries of $0.5 million during the same period in 2014. Annualized net loan charge-offs to average loans were 0.17 percent and 0.13 percent for the three and nine months ended September 30, 2015 compared to 0.08 percent and (0.02) percent for the same periods in 2014.
Nonaccrual loans increased $10.3 million to $23.8 million at September 30, 2015 compared to $13.5 million at September 30, 2014. Total special mention and substandard commercial loans have increased $51.7 million over the last twelve months to $182.6 million at September 30, 2015, primarily related to loans acquired in the Merger. The ALL at September 30, 2015 was $49.9 million or 1.01 percent of total portfolio loans compared to $47.3 million or 1.24 percent of total portfolio loans at September 30, 2014. The decrease in the overall level of the reserve as a percentage to total portfolio loans is due to the Merger as the acquired loans were recorded at fair value. The ALL was 1.20 percent of originated loans at September 30, 2015. Refer to “Allowance for Loan Losses” in the MD&A of this report for additional information.
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Securities (losses)/gains, net	$—	$—	$—	—%	$(34)	$41	$(75)	NM
Wealth management	2,814	2,756	58	2.1	8,667	8,548	119	1.4
Debit and credit card	2,996	2,909	87	3.0	8,732	8,135	597	7.3
Service charges on deposit accounts	3,069	2,799	270	9.6	8,529	7,882	647	8.2
Insurance	1,332	1,722	(390)	(22.6)	4,374	4,824	(450)	(9.3)
Mortgage banking	698	270	428	158.5	2,006	666	1,340	201.2
Other	1,572	1,475	97	6.6	5,674	5,022	652	13.0
Total Noninterest Income	$12,481	$11,931	$550	4.6%	$37,948	$35,118	$2,830	8.1%
NM - percentage not meaningful
Noninterest income increased $0.6 million, or 4.6 percent, and $2.8 million, or 8.1 percent, to $12.5 million and $37.9 million for the three and nine month periods ended September 30, 2015 compared to the same periods in 2014. The majority of the categories of noninterest income increased for the three and nine months ended September 30, 2015 compared to the same periods in the prior year except for security gains and insurance fees.
Mortgage banking income increased $0.4 million and $1.3 million for the three and nine month periods ended September 30, 2015 compared to the same periods in 2014. The increase in mortgage banking income related to an increase in the volume of loans originated for sale in the secondary market, in part due to the Merger, and more favorable pricing on loan sales. During the nine months ended September 30, 2015, we had $71.1 million in loan sales compared to $27.9 million during the same period in 2014.
The increases in other noninterest income of $0.1 million and $0.7 million for the three and nine month periods ended September 30, 2015 related to higher interest rate swap fees from our commercial customers, letter of credit fees and bank owned life insurance, or BOLI, income. The increases in letter of credit fees and BOLI income were primarily related to the Merger. Service charges on deposit accounts increased $0.3 million and $0.6 million for the three and nine month periods ended September 30, 2015 due to the Merger and fee increases in the second half of 2014. The increases in debit and credit card fees

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

of $0.1 million and $0.6 million were primarily due to an increase in merchant revenue resulting from the timing of referral revenue and increased debit card usage.
Insurance fees decreased $0.4 million and $0.5 million for the three and nine month periods ended September 30, 2015 due to increased competition and a decline in customers in the energy sector due to industry consolidation.

Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and employee benefits (1)	$16,789	$14,823	$1,966	13.3%	$51,024	$45,971	$5,053	11.0%
Net occupancy (1)	2,744	2,004	740	36.9	8,014	6,218	1,796	28.9
Data processing (1)	2,454	2,152	302	14.0	7,329	6,466	863	13.3
Furniture and equipment	1,653	1,308	345	26.4	4,461	3,856	605	15.7
Other taxes	719	839	(120)	(14.3)	2,721	2,363	358	15.2
Marketing	895	757	138	18.2	2,905	2,335	570	24.4
Merger related expense	—	—	—	—	3,167	—	3,167	NM
FDIC insurance	990	607	383	63.1	2,493	1,817	676	37.2
Professional services and legal (1)	946	950	(4)	(0.4)	2,270	2,488	(218)	(8.8)
Other noninterest expense (1)	6,639	5,000	1,639	32.8	18,515	16,005	2,510	15.7
Total Noninterest Expense	$33,829	$28,440	$5,389	18.9%	$102,899	$87,519	$15,380	17.6%
(1) Excludes merger related expense for 2015.
NM - percentage is not meaningful
Noninterest expense increased $5.4 million, or 18.9 percent, and $15.4 million, or 17.6 percent, to $33.8 million and $102.9 million for the three and nine month periods ended September 30, 2015 compared to the same periods of 2014. The increases for the nine month period of September 30, 2015 were due in part to $3.2 million in merger related expenses and higher operating expenses due to the Merger.
The total merger related expenses for the nine month period ended September 30, 2015 of $3.2 million included $1.3 million for data processing contract termination and conversion costs, $1.2 million in legal and professional expenses, $0.4 million in severance payments and $0.3 million in various other expenses.
Salaries and employee benefits expense increased $2.0 million and $5.1 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014, primarily due to additional employees, annual merit increases and higher pension and incentive expense. For the three and nine months ended September 30, 2015, approximately $1.3 million and $3.0 million of the increase related to the addition of new employees resulting from the Merger. Annual merit increases resulted in $0.4 million of additional salary expense for the three month period ended September 30, 2015 and $1.2 million for the nine month period ended September 30, 2015 compared to the same periods in 2014. Pension expense increased $0.3 million and $0.8 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to a change in actuarial assumptions used to calculate our pension liability. Incentive expense increased $0.2 million and $1.2 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to a higher number of participants and strong performance in 2015.
Other noninterest expense increased $1.6 million and $2.5 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The increases related to higher reserves for unfunded loan commitments, loan collection and other real estate owned, or OREO, expenses, amortization of intangibles and travel, lodging and training, all primarily related to the Merger.
Net occupancy expense increased $0.7 million and $1.8 million and furniture and equipment expense increased $0.3 million and $0.6 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to the additional locations acquired as part of the Merger. Data processing increased $0.3 million and $0.9 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014, primarily due to an increased

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

customer processing base due to the Merger. Other taxes increased $0.4 million for the nine month period ended September 30, 2015 compared to the same period in 2014 primarily due to the Merger. Marketing expense increased $0.1 million and $0.6 million for the three and nine months ended September 30, 2015 primarily due to the Merger and the timing of various promotional programs. Federal Deposit Insurance Corporation insurance expense increased $0.4 million and $0.7 million for the three and nine months ended September 30, 2015 primarily due to the Merger.

Provision for Income Taxes
The provision for income taxes increased $1.5 million to $6.4 million for the three months ended September 30, 2015 and $4.0 million to $17.6 million for the nine month period ended September 30, 2015 compared to a provision of $4.9 million and $13.6 million for the same periods in 2014. The increases to the provision for income taxes for the three and nine month periods ended September 30, 2015 were primarily due to higher pretax income which resulted in an increase in our 2015 annual projected tax rate. The effective tax rate for the nine months ended September 30, 2015 increased to 26.2 percent compared to 23.8 percent for the same period in 2014.
Financial Condition
September 30, 2015
Total assets increased 25.2 percent to $6.2 billion at September 30, 2015, while deposits and shareholders’ equity increased 24.8 percent and 29.5 percent compared to December 31, 2014 primarily due to the Merger. The Merger added $980.8 million of assets including $115.9 million of goodwill. Total portfolio loans increased $1.1 billion or 27.3 percent to $4.9 billion with $788.7 million from the Merger and the remaining $268.5 million from organic growth as compared to December 31, 2014.
Our deposit base increased $968.6 million with total deposits of $4.9 billion at September 30, 2015 compared to $3.9 billion at December 31, 2014. The increase in deposits primarily consisted of $722.3 million related to the Merger and an increase of $230.3 million of brokered deposits. Total borrowings increased $100.5 million, or 26.1 percent, at September 30, 2015 compared to December 31, 2014. Long-term borrowings increased $98.2 million as a result of shifting $100.0 million of short-term borrowings to a long-term variable rate borrowing in the second quarter of 2015. Short-term borrowings decreased $10.0 million due to the shift to long-term borrowings offset by additional funding of $90.0 million, to support our asset growth.
Total shareholders’ equity increased in the nine months ended September 30, 2015 by approximately $179.4 million or 29.5 percent compared to December 31, 2014, primarily due to $142.5 million of common stock issued in the Merger, and net income exceeding dividends in the same period by $29.4 million and a $4.1 million increase in accumulated other comprehensive income.
Securities Activity

(dollars in thousands)	September 30, 2015	December 31, 2014	$ Change
U.S. Treasury securities	$15,062	$14,880	$182
Obligations of U.S. government corporations and agencies	271,332	269,285	2,047
Collateralized mortgage obligations of U.S. government corporations and agencies	135,216	118,006	17,210
Residential mortgage-backed securities of U.S. government corporations and agencies	42,065	46,668	(4,603)
Commercial mortgage-backed securities of U.S. government corporations and agencies	50,223	39,673	10,550
Obligations of states and political subdivisions	137,335	142,702	(5,367)
Debt Securities Available-for-Sale	651,233	631,214	20,019
Marketable equity securities	8,813	9,059	(246)
Total Securities Available-for-Sale	$660,046	$640,273	$19,773
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risk that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through the ALCO and our treasury function. The securities portfolio increased $19.8 million from December 31, 2014 to September 30, 2015, primarily due to normal

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

purchase activity. We acquired $11.5 million of securities through the Merger and all of those acquired securities were sold during the quarter ended June 30, 2015.
Management evaluates the securities portfolio for other than temporary impairment, or OTTI, on a quarterly basis. At September 30, 2015 our bond portfolio was in a net unrealized gain position of $13.9 million, compared to a net unrealized gain of $9.3 million at December 31, 2014. At September 30, 2015, total gross unrealized gains were $14.1 million offset by total gross unrealized losses of $0.2 million. At December 31, 2014, total gross unrealized gains were $11.2 million offset by gross unrealized losses of $1.9 million. Unrealized losses were not related to the underlying credit quality of the bond portfolio. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the securities. There were no unrealized losses on marketable equity securities as of September 30, 2015 or December 31, 2014. We do not intend to sell and it is not more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. During the nine months ended September 30, 2015 and 2014 we did not record any OTTI. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.
Loan Composition

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$2,111,585	42.9%	$1,682,236	43.5%
Commercial and industrial	1,237,915	25.1%	994,138	25.7%
Construction	384,328	7.8%	216,148	5.6%
Total Commercial Loans	3,733,828	75.8%	2,892,522	74.8%
Consumer
Residential mortgage	625,251	12.7%	489,586	12.7%
Home equity	467,698	9.5%	418,563	10.8%
Installment and other consumer	91,122	1.8%	65,567	1.7%
Construction	8,064	0.2%	2,508	0.1%
Total Consumer Loans	1,192,135	24.2%	976,224	25.2%
Total Portfolio Loans	4,925,963	100.0%	3,868,746	100.0%
Loans Held for Sale	13,794		2,970
Total Loans	$4,939,757		$3,871,716
Our loan portfolio represents our most significant source of interest income. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Total portfolio loans as of September 30, 2015 increased $1.0 billion to $4.9 billion compared to $3.9 billion at December 31, 2014. The increase was primarily due to the addition of $788.7 million of loans from the Merger and $268.5 million of organic growth. The $788.7 million of loans acquired in the Merger consisted of $331.6 million of commercial real estate, or CRE, $184.2 million of commercial and industrial, or C&I, $92.4 million of commercial construction, $116.9 million of residential mortgage, $25.6 million of home equity, $36.1 million of installment and other consumer and $1.9 million of consumer construction.
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
The following tables summarize the ALL and recorded investments in loans by category for the dates presented:

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	September 30, 2015
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$16,978	$16,978	$14,080	$2,097,505	$2,111,585
Commercial and industrial	1,224	11,247	12,471	10,715	1,227,200	1,237,915
Commercial construction	—	11,536	11,536	9,315	375,013	384,328
Consumer real estate	34	6,982	7,016	6,970	1,094,043	1,101,013
Other consumer	2	1,904	1,906	121	91,001	91,122
Total	$1,260	$48,647	$49,907	$41,201	$4,884,762	$4,925,963

	December 31, 2014
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$20,164	$20,164	$19,890	$1,662,346	$1,682,236
Commercial and industrial	—	13,668	13,668	9,218	984,920	994,138
Commercial construction	—	6,093	6,093	7,605	208,543	216,148
Consumer real estate	43	6,290	6,333	7,202	903,455	910,657
Other consumer	11	1,642	1,653	62	65,505	65,567
Total	$54	$47,857	$47,911	$43,977	$3,824,769	$3,868,746

	September 30, 2015		December 31, 2014
Ratio of net charge-offs to average loans outstanding	0.17%	*	0.00%
Allowance for loan losses as a percentage of total loans	1.01%		1.24%
Allowance for loan losses as a percentage of originated loans	1.20%		1.27%
Allowance for loan losses to nonperforming loans	210%		385%
* Annualized
The ALL was $49.9 million, or 1.01 percent of total portfolio loans and 1.20 percent of originated loans at September 30, 2015 compared to $47.9 million, or 1.24 percent of total portfolio loans and 1.27 percent of originated loans at December 31, 2014. The decrease in the ALL to total portfolio loans from December 31, 2014 to September 30, 2015 is due to the Merger. Acquired loans of $788.7 million were recorded at fair value with no carryover of the ALL. Credit deterioration on loans acquired in the Merger incurred subsequent to the acquisition date was recognized in the ALL through the provision. Specific reserves for loans individually evaluated for impairment increased $1.2 million from December 31, 2014. During the third quarter of 2015, an originated C&I loan became impaired requiring an $1.2 million specific reserve. Impaired loans decreased $2.8 million from December 31, 2014. During the nine months ended September 30, 2015, there were $11.0 million of newly identified impaired loans, which were offset by pay-downs and charge-offs. Included in the $11.0 million of newly identified impaired loans were $5.2 million of originated loans and $5.8 million of acquired loans which reflects credit deterioration subsequent to the merger. The reserve for loans collectively evaluated for impairment did not change significantly at September 30, 2015 compared to December 31, 2014.
Net loan charge-offs were $2.1 million and $4.5 million for the three months and nine months ended September 30, 2015. Commercial special mention and substandard loans for the third quarter increased by $70.4 million to $182.6 million compared to $112.2 million at December 31, 2014 primarily related to the acquired loans which were recorded at fair value on the acquisition date.

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
Troubled debt restructurings, or TDRs, whether on accrual or nonaccrual status, are also classified as impaired loans. TDRs are loans where we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise grant. These modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates or principal deferment. While unusual there may be instances of principal forgiveness. Generally these concessions are for a period of at least nine months. Additionally, we classify loans where the debt obligation has been discharged through a Chapter 7 Bankruptcy and not reaffirmed by the borrower as TDRs.
An accruing loan that is modified into a TDR can remain in accrual status if, based on a current credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before the modification. Additionally, TDRs can be returned to accruing status if the following criteria are met: 1) the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and 2) there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring. All TDRs will be reported as an impaired loan for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is expected that the remaining principal and interest will be fully collected according to the restructured agreement. For all TDRs, regardless of size, as well as all other impaired loans, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate. All impaired loans are reported as nonaccrual loans unless the loan is a TDR that has met the requirements noted above.
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
At September 30, 2015, TDRs totaled $34.1 million, which was a decrease of $8.3 million from December 31, 2014. The decrease is primarily due to loan pay-offs. Of the total TDRs at September 30, 2015, $26.0 million, or 76.3 percent, were accruing while $8.1 million, or 23.7 percent, were nonaccrual.
The charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off when the loss becomes probable, regardless of the delinquency status of the loan. We may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the remaining investment in the loan. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:
•The status of a bankruptcy proceeding
•The value of collateral and probability of successful liquidation; and/or
•The status of adverse proceedings or litigation that may result in collection
Consumer unsecured loans and secured loans are evaluated for charge-off after the loan becomes 90 days past due. Unsecured loans are fully charged-off and secured loans are charged-off to the estimated fair value of the collateral less the cost to sell.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our allowance for lending-related commitments is computed using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The reserve is calculated by applying historical loss rates and considering qualitative factors to unfunded commitments. The balance in the allowance for unfunded loan commitments was approximately $3.0 million at September 30, 2015 as compared to $2.3 million at December 31, 2014. The increase primarily relates to the Merger. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	September 30, 2015	December 31, 2014	$ Change
Nonaccrual Loans
Commercial real estate	$4,367	$2,255	$2,112
Commercial and industrial	3,531	1,266	2,265
Commercial construction	3,398	105	3,293
Residential mortgage	2,651	1,877	774
Home equity	1,735	1,497	238
Installment and other consumer	34	21	13
Consumer construction	—	—	—
Total Nonaccrual Loans	15,716	7,021	8,695
Nonaccrual Troubled Debt Restructurings
Commercial real estate	3,552	2,180	1,372
Commercial and industrial	1,839	356	1,483
Commercial construction	1,610	1,869	(259)
Residential mortgage	591	459	132
Home equity	412	562	(150)
Installment and other consumer	88	10	78
Total Nonaccrual Troubled Debt Restructurings	8,092	5,436	2,656
Total Nonaccrual Loans	23,808	12,457	11,351
OREO	472	166	306
Total Nonperforming Assets	$24,280	$12,623	$11,657

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.48%	0.32%
Nonperforming assets as a percent of total loans plus OREO	0.49%	0.33%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming assets, or NPAs, increased by $11.7 million to $24.3 million at September 30, 2015 compared to $12.6 million at December 31, 2014 due to an increase in nonperforming loans. The increase in nonperforming loans primarily related to acquired loans of $9.7 million moving to nonaccrual status.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits

(dollars in thousands)	September 30, 2015	December 31, 2014	$ Change
Noninterest-bearing demand	$1,188,331	$1,083,919	$104,412
Interest-bearing demand	668,428	333,015	335,413
Money market	372,672	309,245	63,427
Savings	1,088,217	1,027,095	61,122
Certificates of deposit	1,107,057	933,210	173,847
Brokered deposits	452,704	222,358	230,346
Total Deposits	$4,877,409	$3,908,842	$968,567
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at September 30, 2015 increased primarily due to the Merger which added $722.3 million in deposits. Overall, our customer deposits, which exclude brokered deposits, increased by $738.2 million from December 31, 2014. This increase consisted of $657.2 million from the Merger and $81.0 million of organic growth. Brokered deposits consist of CDs, money market, and interest-bearing demand funds and are an additional source of funds utilized by the ALCO as a way to diversify funding sources, as well as manage our funding costs and structure. The increase of $230.3 million of brokered deposits was primarily due to funding needs to support our asset growth.
Borrowings

(dollars in thousands)	September 30, 2015	December 31, 2014	$ Change
Securities sold under repurchase agreements	$42,971	$30,605	$12,366
Short-term borrowings	280,000	290,000	(10,000)
Long-term borrowings	117,613	19,442	98,171
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$486,203	$385,666	$100,537
Borrowings are an additional source of funding for us. Total borrowings increased by $100.5 million from December 31, 2014. The increase in borrowings was primarily due to funding needs to support our asset growth. Long-term borrowings increased $98.2 million as a result of shifting $100.0 million of short-term borrowings to a long-term variable rate borrowing in the second quarter of 2015. On March 5, 2015, we paid off $8.5 million and on June 18, 2015, we paid off the remaining $5.0 million of the $13.5 million junior subordinated debt that we assumed in the Merger.
Information pertaining to short-term borrowings is summarized in the tables below at and for the nine and twelve month periods ended September 30, 2015 and December 31, 2014.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	September 30, 2015	December 31, 2014
Balance at the period end	$42,971	$30,605
Average balance during the period	42,675	28,372
Average interest rate during the period	0.01%	0.01%
Maximum month-end balance during the period	$46,721	$40,983
Average interest rate at the period end	0.01%	0.01%

	Short-Term Borrowings
(dollars in thousands)	September 30, 2015	December 31, 2014
Balance at the period end	$280,000	$290,000
Average balance during the period	245,431	164,811
Average interest rate during the period	0.34%	0.31%
Maximum month-end balance during the period	$312,769	$290,000
Average interest rate at the period end	0.37%	0.30%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to long-term borrowings is summarized in the tables below at and for the nine and twelve month periods ended September 30, 2015 and December 31, 2014.

	Long-Term Borrowings
(dollars in thousands)	September 30, 2015	December 31, 2014
Balance at the period end	$117,613	$19,442
Average balance during the period	72,316	20,571
Average interest rate during the period	1.04%	3.00%
Maximum month-end balance during the period	$118,432	$21,616
Average interest rate at the period end	0.76%	2.97%

	Junior Subordinated Debt Securities
(dollars in thousands)	September 30, 2015	December 31, 2014
Balance at the period end	$45,619	$45,619
Average balance during the period	47,561	45,619
Average interest rate during the period	2.82%	2.68%
Maximum month-end balance during the period	$50,619	$45,619
Average interest rate at the period end	2.80%	2.70%
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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the Deposits Section of Item 2, MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to S&T include borrowing availability at the FHLB of Pittsburgh, Federal Funds lines with other financial institutions, the brokered deposit market, and borrowing availability through the Federal Reserve Borrower-In-Custody program.
An important component of S&T’s ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At September 30, 2015 S&T had $415.6 million in highly liquid assets, which consisted of $55.2 million in interest-bearing deposits with banks, $346.6 million in unpledged securities and $13.8 million in loans held for sale. The highly liquid assets to total assets resulted in an asset liquidity ratio of 6.7 percent at September 30, 2015. Also, at September 30, 2015, S&T had a remaining borrowing availability of $1.4 billion with the FHLB of Pittsburgh. Refer to Note 9 Borrowings in the Notes to Consolidated Financial Statements, and the Borrowing section of Item 2, MD&A, for more details.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

 The following summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	September 30, 2015		December 31, 2014
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$524,036	8.94%	$465,114	9.80%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	504,036	9.69%	445,114	11.81%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	524,036	10.08%	465,114	12.34%
Total capital to risk-weighted assets	8.00%	10.00%	602,465	11.58%	537,935	14.27%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$491,345	8.41%	$403,593	8.53%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	491,345	9.48%	403,593	10.76%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	491,345	9.48%	403,593	10.76%
Total capital to risk-weighted assets	8.00%	10.00%	569,232	10.98%	475,538	12.68%
When comparing September 30, 2015 to December 31, 2014, the capital ratios were impacted by the Merger and new regulatory requirements under Basel III. The Merger between S&T and Integrity closed on March 4, 2015. The new regulatory requirements were effective January 1, 2015 with a phase-in period ending January 1, 2019. The new regulatory requirements include a common equity tier 1 to risk-weighted assets ratio and increased the capital required for certain categories of assets. S&T and S&T Bank continue to be well-capitalized under the new regulatory guidelines.
In October 2015, we filed a new shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC, to replace the prior shelf registration statement we had filed in October 2012. The new shelf registration statement allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2015 we had not issued any securities pursuant to the prior shelf registration statement.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution’s earnings or capital. For most financial institutions, including S&T, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and shareholder value. However, excessive interest rate risk can threaten a bank’s earnings, capital, liquidity and solvency. Our sensitivity to changes in interest rate movements is continually monitored by the ALCO. ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analysis and by performing stress tests in order to mitigate earnings and market value fluctuations due to changes in interest rates.
Rate shock analyses results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 months of pretax net interest income. The base case and rate shock analyses are performed on a static balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and also include management assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over a 12 month horizon using rate shocks of +/- 300 basis points. Policy guidelines define the percent change in pretax net interest income by graduated risk tolerance levels of minimal, moderate and high. We have temporarily suspended the -200 and -300 basis point rate shock analyses. Due to the low interest rate environment, we believe the impact to net interest income when evaluating the -200 and -300 basis point rate shock scenarios does not provide meaningful insight into our interest rate risk position.

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
The table below reflects the rate shock analyses and EVE analysis results. Both are in the minimal risk tolerance level.

	September 30, 2015		December 31, 2014
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in EVE	% Change in Pretax Net Interest Income	% Change in EVE
+300	8.9	1.8	6.7	1.8
+200	5.6	3.5	4.1	3.9
+100	2.6	3.4	1.8	3.5
-100	(4.3)	(12.9)	(3.4)	(12.3)
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
The percent change in pretax net interest income increased for our rates up shock scenarios and decreased in the rates down shock scenario when comparing September 30, 2015 to December 31, 2014. This is mainly a result of an increase in our asset sensitive position when compared to December 2014. Our balance sheet became more asset sensitive mainly as a result of an increase in our variable rate loan portfolio.
When comparing the EVE results for September 30, 2015 to December 31, 2014 the percent change to EVE has decreased in the -100, +100, and +200 rates shock scenarios, while remaining unchanged in the +300 rates up scenario. The decrease is mainly due to a change in our loan prepayment assumptions as a result of a prepayment analysis performed in the quarter ended September 30, 2015. The decrease in EVE from the change in our loan prepayment assumption was partially offset by an increase in the value of our core deposits.
In addition to rate shocks and EVE analyses, we perform a market risk stress test at least annually. The market risk stress test includes sensitivity analyses and simulations. Sensitivity analyses are performed to help us identify which model assumptions cause the greatest impact on pretax net interest income. Sensitivity analyses may include changing prepayment behavior of loans and securities with optionality and the impact of interest rate changes on non-maturity deposit products. Simulation analyses may include the potential impact of rate shocks other than the policy guidelines of +/- 300 basis points, yield curve shape changes, significant balance mix changes and various growth scenarios. Simulations indicate that an increase in rates, particularly if the yield curve steepens, will most likely result in an improvement in pretax net interest income. We realize that some of the benefit reflected in our scenarios may be offset by a change in the competitive environment and a change in product preference by our customers.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of September 30, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is

S&T BANCORP, INC. AND SUBSIDIARIES

accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2015, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheet at September 30, 2015 and Audited Consolidated Balance Sheet at December 31, 2014, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2015 and 2014, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months ended September 30, 2015 and 2014, (iv) Unaudited Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2015 and 2014 and (v) Notes to Unaudited Consolidated Financial Statements.

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: November 3, 2015	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)