Form 10-K
period 2015-12-31
S&T BANCORP INC
filed 2016-02-23
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the fiscal year ended December 31, 2015
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
Yes  ☐    No   ☒
The aggregate estimated fair value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015:
Common Stock, $2.50 par value – $991,599,929
The number of shares outstanding of the issuer’s classes of common stock as of February 21, 2016:
Common Stock, $2.50 par value –34,810,374
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of S&T Bancorp, Inc., to be filed pursuant to Regulation 14A for the 2015 annual meeting of shareholders to be held May 18, 2016 are incorporated by reference into Part III of this annual report on Form 10-K.

PART I

Item 1.  BUSINESS
General
 S&T Bancorp, Inc., or S&T (also referred to below as “we”, “us” or “our”), including, on a consolidated basis with our subsidiaries where appropriate, was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and has three wholly owned subsidiaries, S&T Bank, 9th Street Holdings, Inc. and STBA Capital Trust I. We also own a 50 percent interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC. We are registered as a financial holding company with the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended, or the BHCA. As of December 31, 2015, we had approximately $6.3 billion in assets, $5.1 billion in loans, $4.9 billion in deposits and $792.2 million in shareholders’ equity.
S&T Bank is a full service bank with its main office at 800 Philadelphia Street, Indiana, Pennsylvania, providing services to its customers through locations in Pennsylvania, Ohio and New York. On October 29, 2014 we entered into an agreement to acquire Integrity Bancshares, Inc., and the transaction was completed on March 4, 2015. The transaction was valued at
$172.0 million and added total assets of $980.8 million, including $788.7 million in loans, $115.9 million in goodwill, and $722.3 million in deposits. Integrity Bank was subsequently merged into S&T Bank on May 8, 2015. S&T Bank operates under the name "Integrity Bank - A division of S&T Bank" in south-central Pennsylvania. S&T Bank deposits are insured by the Federal Deposit Insurance Corporation, or FDIC, to the maximum extent provided by law.
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
We have three reportable operating segments including Community Banking, Wealth Management and Insurance. Our Community Banking segment offers services which include accepting time and demand deposits and originating commercial and consumer loans. The Wealth Management segment offers brokerage services, serves as executor and trustee under wills and deeds, guardian and custodian of employee benefits and other trust services, as well as is a registered investment advisor that manages private investment accounts for individuals and institutions. Total Wealth Management assets under management and administration were $2.1 billion at December 31, 2015. The Insurance segment includes a full-service insurance agency offering commercial property and casualty insurance, group life and health coverage, employee benefit solutions and personal insurance lines.
Refer to the financial statements and Part II, Item 8, Note 25 of this Form 10-K for further details pertaining to our operating segments.
Employees
As of December 31, 2015, we had 1,067 full-time equivalent employees.
Access to United States Securities and Exchange Commission Filings
All of our reports filed electronically with the United States Securities and Exchange Commission, or the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or the Report, our prior annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.stbancorp.com under Financial Information, SEC Filings. These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The charters of the Audit Committee, the Compensation and Benefits Committee and the Nominating and Corporate Governance Committee, the Complaints Regarding Accounting, Internal Accounting Controls or Auditing Matters Policy, or the Whistleblower Policy, the Code of Conduct for the CEO and CFO, the General Code of Conduct, Corporate Governance Guidelines and the Shareholder Communications Policy are also available at www.stbancorp.com under Corporate Governance.
Supervision and Regulation
General
S&T and S&T Bank are each extensively regulated under federal and state law. The following describes certain aspects of that regulation and does not purport to be a complete description of all regulations that affect S&T and S&T Bank or all aspects of any regulation discussed here.

Item 1.  BUSINESS -- continued

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
S&T
We are a bank holding company subject to regulation under the BHCA and the examination and reporting requirements of the Federal Reserve Board. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any additional bank, or merge or consolidate with another bank holding company, without the prior approval of the Federal Reserve Board. We have maintained a passive ownership position in Allegheny Valley Bancorp, Inc. (14.2 percent) pursuant to approval from the Federal Reserve Board.
As a bank holding company, we are expected under statutory and regulatory provisions to serve as a source of financial and managerial strength to our subsidiary bank. A bank holding company is also expected to commit resources, including capital and other funds, to support its subsidiary bank.
We elected to become a financial holding company under the BHCA in 2001 and thereby engage in a broader range of financial activities than are permissible for traditional bank holding companies. In order to maintain our status as a financial holding company, we must remain “well-capitalized” and “well-managed” and the depository institutions controlled by us must remain “well-capitalized,” “well-managed” (as defined in federal law) and have at least a “satisfactory” Community Reinvestment Act, or CRA, rating. Refer to Part II, Item 8, Note 24 Regulatory Matters, of this Report for information concerning the current capital ratios of S&T and S&T Bank. No prior regulatory approval is required for a financial holding company with total consolidated assets less than $50 billion to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board, unless the total consolidated assets to be acquired exceed $10 billion. The BHCA identifies several activities as “financial in nature” including, among others, securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and sales agency; investment advisory activities; merchant banking activities and activities that the Federal Reserve Board has determined to be closely related to banking. Banks may also engage in, subject to limitations on investment, activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is “well-capitalized,” “well-managed” and has at least a “satisfactory” CRA rating.
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

•
S&T Insurance Group, LLC distributes life insurance and long-term disability income insurance products. During 2001, S&T Insurance Group, LLC and Attorneys Abstract Company, Inc. entered into an agreement to form S&T Settlement Services, LLC, or STSS, with respective ownership interests of 55 percent and 45 percent. STSS is a title insurance agency servicing commercial customers. During 2002, S&T Insurance Group, LLC expanded into the property and casualty insurance business with the acquisition of S&T-Evergreen Insurance, LLC.

•
Stewart Capital Advisors, LLC was formed in August 2005 and is a registered investment advisor that manages private investment accounts for individuals and institutions and advises the Stewart Capital Mid Cap Fund.

Item 1.  BUSINESS -- continued

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
In addition, S&T Bank is subject to affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve's Regulation W, that limit the amount of transactions between itself and S&T or S&T’s nonbank subsidiaries. Under these provisions, transactions between a bank and its parent company or any single nonbank affiliate generally are limited to 10 percent of the bank subsidiary’s capital and surplus, and with respect to all transactions with affiliates, are limited to 20 percent of the bank subsidiary’s capital and surplus. Loans and extensions of credit from a bank to an affiliate generally are required to be secured by eligible collateral in specified amounts. The Dodd-Frank Act Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, expands the affiliate transaction rules to broaden the definition of affiliate and to apply to securities borrowing or lending, repurchase or reverse repurchase agreements and derivatives activities that we may have with an affiliate, as well as to strengthen collateral requirements and limit Federal Reserve exemptive authority. Also, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders was expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. These expansions became effective July 21, 2012. These provisions have not had a material effect on S&T or S&T Bank.
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
In February 2011, the FDIC Board of Directors adopted a final rule, Deposit Insurance Assessment Base, Assessment Rate Adjustments, Dividends, Assessment Rates and Large Bank Pricing Methodology. This final rule redefined the deposit insurance assessment base to equal average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act, altered assessment rates, implemented the Dodd-Frank Act’s DIF dividend provisions and revised the risk-based assessment system for all large insured depository institutions (those with at least $10.0 billion in total assets). Many of the changes were made as a result of provisions of the Dodd-Frank Act that were intended to shift more of the cost of raising the reserve ratio from institutions with less than $10.0 billion in assets (such as S&T Bank) to the larger banks. Except for the future assessment rate schedules, all changes went into effect April 1, 2011 and has resulted in lower FDIC expense. In addition to DIF assessments, the FDIC makes a special assessment to fund the repayment of debt obligations of the Financing Corporation, or FICO. FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation in the 1990s. The FICO assessment rate for the first quarter of 2016 is 0.580 basis points on an annualized basis.
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
Capital
The Federal Reserve Board and FDIC have issued substantially similar risk-based and leverage capital rules applicable to banking organizations they supervise. At December 31, 2015, both S&T and S&T Bank met the applicable regulatory capital requirements. S&T’s leverage ratio was 8.96 percent, common equity Tier 1 risk-based capital was 9.77 percent, Tier 1 risk-based capital ratio was 10.15 percent and total risk-based capital ratio was 11.60 percent. S&T Bank’s leverage ratio was 8.43 percent, common equity Tier 1 risk-based capital was 9.55 percent, Tier 1 risk-based capital was 9.55 percent and total risk-based capital was 11.00 percent.

Item 1.  BUSINESS -- continued

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
Other Safety and Soundness Regulations
There are a number of obligations and restrictions imposed on bank holding companies such as us and our depository institution subsidiary by federal law and regulatory policy. These obligations and restrictions are designed to reduce potential loss exposure to the FDIC’s deposit insurance fund in the event an insured depository institution becomes in danger of default or is in default. Under current federal law, for example, the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as defined by the law. As of December 31, 2015, S&T Bank was classified as “well-capitalized.” New definitions of these categories, as set forth in the federal banking agencies’ final rule to implement Basel III and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act, became effective as of January 1, 2015. To be well-capitalized, an insured depository institution must have a common equity Tier 1 risk-based capital ratio of at least 6.50 percent, a Tier 1 risk-based capital ratio of at least 8.00 percent, a total risk-based capital ratio of at least 10.00 percent and a leverage ratio of at least 5.00 percent. To be adequately capitalized, an insured depository institution must have a common equity Tier 1 risk-based capital ratio of at least 4.50 percent, a Tier 1 risk-based capital ratio of at least 6.00 percent, a total risk-based capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent. The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.
The federal banking agencies’ prompt corrective action powers (which increase depending upon the degree to which an institution is undercapitalized) can include, among other things, requiring an insured depository institution to adopt a capital

Item 1.  BUSINESS -- continued

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
Community Reinvestment, Fair Lending and Consumer Protection Laws
In connection with its lending activities, S&T Bank is subject to a number of state and federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. The federal laws include, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act and the CRA. In addition, rules of the Consumer Financial Protection Bureau, or CFPB, pursuant to federal law require disclosure of privacy policies to consumers and in some circumstances, allow consumers to prevent the disclosure of certain personal information to nonaffiliated third parties.
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
Fair lending laws prohibit discrimination in the provision of banking services, and the enforcement of these laws has been a focus for bank regulators. Fair lending laws included the Equal Credit Opportunity Act and the Fair Housing Act, which outlaw discrimination in credit transactions and residential real estate on the basis of prohibited factors including, among others, race, color, national origin, sex and religion. A lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the U.S. Department of Justice, or DOJ, for investigation. In December of 2012, the DOJ and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share

Item 1.  BUSINESS -- continued

information, coordinate investigations and have generally committed to strengthen their coordination efforts. S&T Bank is required to have a fair lending program that is of sufficient scope to monitor the inherent fair lending risk of the institution and that appropriately remediates issues which are identified.
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
Among other provisions, the SEC has enacted rules, required by the Dodd-Frank Act, giving stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and allowing certain stockholders to nominate their own candidates for election as directors using a company’s proxy materials. The legislation also directs the federal financial institution regulatory agencies to promulgate rules prohibiting excessive compensation being paid to financial institution executives. In addition, in December of 2013, federal regulators adopted final regulations regarding the so-called Volcker Rule established in the Dodd-Frank Act. The Volcker Rule generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (generally covering hedge funds and private equity funds, subject to certain exemptions). The rules are complex and the conformance date for most of the prohibitions was July 21, 2015. However, S&T does not currently anticipate that they will have a material effect on S&T Bank or its affiliates, because we do not engage in the prohibited activities.
The Dodd-Frank Act also created the CFPB, that took over rulemaking responsibility on July 21, 2011 for the principal federal consumer financial protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, or RESPA, and the Truth in Savings Act, among others. Institutions that have assets of $10.0 billion or less, such as S&T Bank, will continue to be supervised in this area by their state and primary federal regulators (in the case of S&T Bank, the FDIC). The Act also gives the CFPB expanded data collection powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint function also has been consolidated into the CFPB with respect to the institutions it supervises. The CFPB established an Office of Community Banks and Credit Unions, with a mission to ensure that the CFPB incorporates the perspectives of small depository institutions into the policy-making process, communicates relevant policy initiatives to community banks and credit unions, and works with community banks and credit unions to identify potential areas for regulatory simplification. In addition, the Dodd-Frank Act required the Federal Reserve Board to adopt a rule addressing interchange fees applicable to debit card transactions. This rule, Regulation II, effective October 1, 2011, does not apply to a bank that, together with its affiliates, has less than $10.0 billion in assets.
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
In November 2013, the CFPB issued a final rule implementing the Dodd-Frank Act requirement to establish integrated disclosures in connection with mortgage origination, which incorporates disclosure requirements under RESPA and TILA. The requirements of the final rule apply to all covered mortgage transactions for which S&T Bank receives a consumer application on or after October 3, 2015. CFPB issued a final rule regarding the integrated disclosures in December 2013, and the disclosure requirement became effective in October 2015. These rules did not have a material impact on our mortgage business.
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
Competition
S&T Bank competes with other local, regional and national financial services providers, such as other financial holding companies, commercial banks, savings associations, credit unions, finance companies and brokerage and insurance firms, including competitors that provide their products and services online. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies, and are thus able to operate under lower cost structures.
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

•	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;

•	additions or departures of key members of management;

•	fluctuations in our quarterly or annual operating results; and

•	changes in analysts’ estimates of our financial performance.
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
Like other lenders, we face the risk that our customers will not repay their loans. We reserve for losses in our loan portfolio based on our assessment of inherent credit losses. This process, which is critical to our financial results and condition, requires complex judgment including our assessment of economic conditions, which are difficult to predict. Through a periodic review of the loan portfolio, management determines the amount of the allowance for loan loss, or ALL, by considering historical losses combined with qualitative factors including changes in lending policies and practices, economic conditions, changes in the loan portfolio, changes in lending management, results of internal loan reviews, asset quality trends, collateral values, concentrations of credit risk and other external factors. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. We may underestimate our inherent losses and fail to hold an ALL sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of inherent losses and an inadequate ALL. As our assessment of inherent losses changes, we may need to increase or decrease our ALL, which could impact our financial results and profitability.
Our loan portfolio is concentrated within our market area, and our lack of geographic diversification increases our risk profile.
The regional economic conditions within our market area affect the demand for our products and services as well as the ability of our customers to repay their loans and the value of the collateral securing these loans. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A significant decline in the regional economy caused by inflation, recession, unemployment or other factors could negatively affect our customers, the quality of our loan portfolio and the demand for our products and services. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market area.
Our loan portfolio has a significant concentration of commercial real estate loans.
The majority of our loans are to commercial borrowers. The commercial real estate, or CRE, segment of our loan portfolio typically involves higher loan principal amounts, and the repayment of these loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by CRE often depend upon the successful operation and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. Additionally, we have a number of significant credit exposures to commercial borrowers, and while the majority of these borrowers have numerous projects that make up the total aggregate exposure, if one or more of these borrowers default or have financial difficulties, we could experience higher credit losses, which could adversely impact our financial condition and results of operations. In December 2015 the FDIC and the other federal financial institution regulatory agencies released a new statement on prudent risk management for commercial real estate lending. In it, the agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward.
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
We are dependent for the majority of our technology, including our core operating system, on third party providers. If these companies were to discontinue providing services to us, we may experience significant disruption to our business. If any of our third party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services. We are dependent on these third-party providers securing their information systems, over which we have no control, and a breach of their information systems could result in the disclosure of sensitive, personal customer information, which could have a material adverse impact on our business through damage to our reputation, loss of customer business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.
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
Risks Related to Our Business Strategy
Our strategy includes growth plans through organic growth and by means of acquisitions. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
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
The financial services industry is highly competitive, and we encounter strong competition for deposits, loans and other financial services in our market area, including online providers of these projects and services. Our principal competitors include commercial banks of all types, finance companies, credit unions, mortgage brokers, insurance agencies, trust companies and various sellers of investments and investment advice. Many of our non-bank competitors are not subject to the same degree of regulation that we are and have advantages over us in providing certain services. Additionally, many of our competitors are significantly larger than we are and have greater access to capital and other resources. Failure to compete effectively for deposit, loan and other financial services customers in our markets could cause us to lose market share, slow our growth rate and have an adverse effect on our financial condition and results of operations.
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
We own stock in the Federal Home Loan Bank of Pittsburgh, or FHLB, in order to qualify for membership in the FHLB system, which enables us to borrow on our line of credit with the FHLB that is secured by a blanket lien on a significant portion of our loan portfolio. Changes or disruptions to the FHLB or the FHLB system in general may materially impact our ability to meet short and long-term liquidity needs or meet growth plans. Additionally, we cannot be assured that the FHLB will be able to provide funding to us when needed, nor can we be certain that the FHLB will provide funds specifically to us, should our financial condition and/or our regulators prevent access to our line of credit. The inability to access this source of funds could have a materially adverse effect on our ability to meet our customer’s needs. Our financial flexibility could be severely constrained if we were unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates.
Risks Related to Owning Our Stock
Our outstanding warrant may be dilutive to holders of our common stock.
The ownership interest of the existing holders of our common stock may be diluted to the extent our outstanding warrant is exercised. The warrant will remain outstanding until 2019. There are 517,012 shares of common stock underlying the warrant, representing approximately 1.46 percent of the shares of our common stock outstanding as of December 31, 2015 (including the shares issuable upon exercise of the warrant in total shares outstanding). The warrant holder has the right to vote any of the shares of common stock it receives upon exercise of the warrant.
Our ability to pay dividends on our common stock may be limited.
Holders of our common stock will be entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce, suspend or eliminate our dividend at any time. Any decrease to or elimination of the dividends on our common stock could adversely affect the market price of our common stock.
Item 1B.  UNRESOLVED STAFF COMMENTS
There are no unresolved SEC staff comments.

Item 2.  PROPERTIES
We own a building in Indiana, Pennsylvania, located at 800 Philadelphia Street, which serves as our headquarters and executive and administrative offices. Our Community Banking and Wealth Management segments are also located at our headquarters. In addition, we own a building in Indiana, Pennsylvania that serves as additional administrative offices. We lease two buildings in Indiana, Pennsylvania; one that houses both our data processing and technology center as well as one of our branches and one that houses our training center. Community Banking has 69 locations, including 65 branches located in sixteen counties in Pennsylvania, of which 36 are owned and 29 are leased, including the aforementioned building that shares space with our data center. The other four Community Banking locations include one leased loan production office in Ohio, a leased branch located in Ohio, a loan production office in western New York and our training center in Indiana County. We lease an office to our Insurance segment in Cambria County, Pennsylvania. The Insurance segment leases one additional office, and has staff located within the Community Banking offices in Indiana, Jefferson, Washington and Westmoreland Counties. Wealth Management leases two offices, one in Allegheny County, Pennsylvania and one in Westmoreland County, Pennsylvania. Wealth Management also has several staff located within the Community Banking offices to provide their services to our retail customers. Our operating leases and the one capital lease for Community Banking, Wealth Management and Insurance expire at various dates through the year 2054 and generally include options to renew. For additional information regarding the lease commitments, refer to Part II, Item 8, Note 10 Premises and Equipment in the Notes to Consolidated Financial Statements.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Prices and Dividend Information
Our common stock is listed on the NASDAQ Global Select Market System or NASDAQ, under the symbol STBA. The range of sale prices for the years 2015 and 2014 is detailed in the table below and is based upon information obtained from NASDAQ. As of the close of business on January 31, 2016, we had 3,007 shareholders of record. Dividends paid by S&T are primarily provided from S&T Bank’s dividends to S&T. The payment of dividends by S&T Bank to S&T is subject to the restrictions described in Part II, Item 8, Note 6 Dividend and Loan Restrictions of this Report. The cash dividends declared per share are shown below.

	Price Range of Common Stock		Cash Dividends Declared
2015	Low	High
Fourth quarter	$29.67	$34.00	$0.19
Third quarter	26.57	33.14	0.18
Second quarter	25.68	30.13	0.18
First quarter	27.00	30.20	0.18
2014
Fourth quarter	$23.07	$29.28	$0.18
Third quarter	23.26	25.86	0.17
Second quarter	22.21	25.20	0.17
First quarter	21.17	25.43	0.16
Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information Update in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Five-Year Cumulative Total Return
The following chart compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index(1) and NASDAQ Bank Index(2) assuming a $100 investment in each on December 31, 2010.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
S&T Bancorp, Inc.	100.00	89.21	85.23	122.86	148.69	157.55
NASDAQ Composite	100.00	99.20	116.79	163.69	187.91	201.27
NASDAQ Bank	100.00	89.50	106.21	150.49	157.88	171.84

(1)	The NASDAQ Composite Index measures all NASDAQ domestic and international based common type stocks listed on the Nasdaq Stock Market.

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
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Total assets	$6,318,354	$4,964,686	$4,533,190	$4,526,702	$4,119,994
Securities available-for-sale, at fair value	660,963	640,273	509,425	452,266	356,371
Loans held for sale	35,321	2,970	2,136	22,499	2,850
Portfolio loans, net of unearned income	5,027,612	3,868,746	3,566,199	3,346,622	3,129,759
Goodwill	291,764	175,820	175,820	175,733	165,273
Total deposits	4,876,611	3,908,842	3,672,308	3,638,428	3,335,859
Securities sold under repurchase agreements	62,086	30,605	33,847	62,582	30,370
Short-term borrowings	356,000	290,000	140,000	75,000	75,000
Long-term borrowings	117,043	19,442	21,810	34,101	31,874
Junior subordinated debt securities	45,619	45,619	45,619	90,619	90,619
Total shareholders’ equity	792,237	608,389	571,306	537,422	490,526
CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Interest income	$203,548	$160,523	$153,756	$156,251	$165,079
Interest expense	15,997	12,481	14,563	21,024	27,733
Provision for loan losses	10,388	1,715	8,311	22,815	15,609
Net Interest Income After Provision for Loan Losses	177,163	146,327	130,882	112,412	121,737
Noninterest income	51,033	46,338	51,527	51,912	44,057
Noninterest expense	136,717	117,240	117,392	122,863	103,908
Net Income Before Taxes	91,479	75,425	65,017	41,461	61,886
Provision for income taxes	24,398	17,515	14,478	7,261	14,622
Net Income	$67,081	$57,910	$50,539	$34,200	$47,264
Preferred stock dividends and discount amortization	—	—	—	—	7,611
Net Income Available to Common Shareholders	$67,081	$57,910	$50,539	$34,200	$39,653

Item 6.  SELECTED FINANCIAL DATA -- continued

SELECTED PER SHARE DATA AND RATIOS
Refer to page 48 Explanation of Use of Non-GAAP Financial Measures for a discussion of common return on average tangible assets, common return on average tangible common equity and the ratio of tangible common equity to tangible assets as non-GAAP financial measures.

	December 31,
	2015	2014	2013	2012	2011
Per Share Data
Earnings per common share—basic	$1.98	$1.95	$1.70	$1.18	$1.41
Earnings per common share—diluted	1.98	1.95	1.70	1.18	1.41
Dividends declared per common share	0.73	0.68	0.61	0.60	0.60
Dividend payout ratio	36.47%	34.89%	35.89%	50.75%	42.44%
Common book value	$22.76	$20.42	$19.21	$18.08	$17.44
Common tangible book value (non-GAAP)	14.26	14.46	13.22	12.32	11.46
Profitability Ratios
Common return on average assets	1.13%	1.22%	1.12%	0.79%	0.97%
Common return on average tangible assets (non-GAAP)	1.20%	1.28%	1.19%	0.85%	1.04%
Common return on average equity	8.94%	9.71%	9.21%	6.62%	6.78%
Common return on average tangible common equity (non-GAAP)	14.39%	14.02%	13.94%	10.35%	12.89%
Capital Ratios
Common equity/assets	12.54%	12.25%	12.60%	11.87%	11.91%
Tangible common equity / tangible assets (non-GAAP)	8.24%	9.00%	9.03%	8.24%	8.14%
Tier 1 leverage ratio	8.96%	9.80%	9.75%	9.31%	9.17%
Common equity tier 1	9.77%	11.81%	11.79%	11.37%	10.98%
Risk-based capital—tier 1	10.15%	12.34%	12.37%	11.98%	11.63%
Risk-based capital—total	11.60%	14.27%	14.36%	15.39%	15.20%
Asset Quality Ratios
Nonaccrual loans/loans	0.70%	0.32%	0.63%	1.63%	1.79%
Nonperforming assets/loans plus OREO	0.71%	0.33%	0.64%	1.66%	1.92%
Allowance for loan losses/total portfolio loans	0.96%	1.24%	1.30%	1.38%	1.56%
Allowance for loan losses/nonperforming loans	136%	385%	206%	85%	87%
Net loan charge-offs/average loans	0.22%	0.00%	0.25%	0.78%	0.56%

Item 6.  SELECTED FINANCIAL DATA -- continued

RECONCILIATIONS OF GAAP TO NON-GAAP RATIOS

	December 31
(dollars in thousands)	2015	2014	2013	2012	2011
Common tangible book value (non-GAAP)
Total shareholders' equity	$792,237	$608,389	$571,306	537,422	$490,526
Less: goodwill and other intangible assets, net of deferred tax liability	(296,005)	(177,530)	(178,264)	(179,210)	(168,996)
Tangible common equity (non-GAAP)	496,232	430,859	393,042	358,212	321,530
Common shares outstanding	34,810	29,796	29,734	29,084	28,059
Common tangible book value (non-GAAP)	$14.26	$14.46	$13.22	$12.32	$11.46
Common return on average tangible assets (non-GAAP)
Net income	$67,081	$57,910	$50,539	$34,200	$39,653
Plus: amortization of intangibles net of tax	1,182	734	1,034	1,111	1,129
Net income before amortization of intangibles	68,263	58,644	51,573	35,311	40,782
Total average assets (GAAP Basis)	5,942,098	4,762,363	4,505,792	4,312,538	4,072,608
Less: average goodwill and average other intangible assets, net of deferred tax liability	(275,847)	(177,881)	(178,757)	(175,501)	(169,541)
Tangible average assets (non-GAAP)	$5,666,251	$4,584,482	$4,327,035	$4,137,037	$3,903,067
Common return on average tangible assets (non-GAAP)	1.20%	1.28%	1.19%	0.85%	1.04%
Common return on average tangible common equity (non-GAAP)
Net income	$67,081	$57,910	$50,539	$34,200	$39,653
Plus: amortization of intangibles net of tax	1,182	734	1,034	1,111	1,129
Net income before amortization of intangibles	68,263	58,644	51,573	35,311	40,782
Total average shareholders’ equity (GAAP Basis)	750,069	596,155	548,771	516,812	585,186
Less: average goodwill, average other intangible assets and average preferred equity, net of deferred tax liability	(275,847)	(177,881)	(178,757)	(175,501)	(268,755)
Tangible average common equity (non-GAAP)	$474,222	$418,274	$370,014	$341,311	$316,431
Common return on average tangible common equity (non-GAAP)	14.39%	14.02%	13.94%	10.35%	12.89%
Tangible common equity/tangible assets (non-GAAP)
Total shareholders' equity (GAAP basis)	$792,237	$608,389	$571,306	$537,422	$490,526
Less: goodwill and other intangible assets and preferred equity, net of deferred tax liability	(296,005)	(177,530)	(178,264)	(179,211)	(168,996)
Tangible common equity (non-GAAP)	496,232	430,859	393,042	358,211	321,530
Total assets (GAAP basis)	6,318,354	4,964,686	4,533,190	4,526,702	4,119,994
Less: goodwill and other intangible assets and preferred equity, net of deferred tax liability	(296,005)	(177,530)	(178,264)	(179,211)	(168,996)
Tangible assets (non-GAAP)	$6,022,349	$4,787,156	$4,354,926	$4,347,491	$3,950,998
Tangible common equity/tangible assets (non-GAAP)	8.24%	9.00%	9.03%	8.24%	8.14%
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
Future Factors include:

•	credit losses;

•	cyber-security concerns, including an interruption or breach in the security of our information systems;

•	rapid technological developments and changes;

•	sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve;

•	a change in spreads on interest-earning assets and interest-bearing liabilities;

•	regulatory supervision and oversight, including Basel III required capital levels, and public policy changes, including environmental regulations;

•	legislation affecting the financial services industry as a whole, and S&T, in particular, including the effects of the Dodd-Frank Act;

•	the outcome of pending and future litigation and governmental proceedings;

•	increasing price and product/service competition, including new entrants;

•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;

•	managing our internal growth and acquisitions, particularly our recent acquisition of Integrity Bancshares, Inc., or Integrity;

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported.
Our most significant accounting policies are presented in Part II, Item 8, Note 1 Summary of Significant Accounting Policies in this Report. These policies, along with the disclosures presented in the Notes to Consolidated Financial Statements, provide information on how significant assets and liabilities are valued in the Consolidated Financial Statements and how those values are determined.
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. We currently view the determination of the allowance for loan losses, or ALL, income taxes, securities valuation and goodwill and other intangible assets to be critical accounting policies. During 2015, we did not significantly change the manner in which we applied our critical accounting policies or developed related assumptions or estimates. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee.
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
The ALL methodology for groups of homogeneous loans, or the reserve for loans collectively evaluated for impairment, is comprised of both a quantitative and qualitative analysis. We first apply historical loss rates to pools of loans, with similar risk characteristics, using a migration analysis where losses in each pool are aggregated over the loss emergence period, or LEP. The LEP is an estimate of the average amount of time from when an event happens that causes the borrower to be unable to pay on a loan until the loss is confirmed through a loan charge-off.
In conjunction with our annual review of the ALL assumptions, we have updated our analysis of LEPs for our Commercial and Consumer loan portfolio segments using our loan charge-off history. The analysis showed that the LEP for our Commercial and Industrial, or C&I, has shortened and our Commercial Real Estate, or CRE, and Commercial Construction portfolio segments have not changed. We estimate the LEP to be 2 years for C&I, compared to 2.5 years in the prior year, and 3.5 years for both CRE and Commercial Construction. Our analysis showed an LEP for Consumer Real Estate of 3.5 years and Other Consumer of 1.25 years. This compares to 2 years for both Consumer Real Estate and Other Consumer in the prior year when peer data was being utilized to estimate the LEP. We believe that our actual experience captured through our internal analysis better reflects the inherent risk in these portfolios compared to the peer data used in prior years.
Another key assumption is the look-back period, or LBP, which represents the historical data period utilized to calculate loss rates. We lengthened the LBP for all Commercial and Consumer portfolio segments in order to capture relevant historical

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

data believed to be reflective of losses inherent in the portfolios. We use 6.5 years for our LBP for all portfolio segments which encompasses our loss experience during the Great Recession and our more recent improved loss experience.
After consideration of the historic loss calculations, management applies additional qualitative adjustments so that the ALL is reflective of the inherent losses that exist in the loan portfolio at the balance sheet date. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio, changes in lending management, results of internal loan reviews, asset quality trends, collateral values, concentrations of credit risk and other external factors. The evaluation of the various components of the ALL requires considerable judgment in order to estimate inherent loss exposures.
The changes made to the ALL assumptions were applied prospectively and did not result in a material change to the total ALL. Lengthening the LBP does increase the historical loss rates and therefore the quantitative component of the ALL. We believe this makes the quantitative component of the ALL more reflective of inherent losses that exist within the loan portfolio, which resulted in a decrease in the qualitative component of the ALL.
Acquired loans are recorded at fair value on the date of acquisition with no carryover of the related ALL. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. In estimating the fair value of our acquired loans, we considered a number of factors including the loan term, internal risk rating, delinquency status, prepayment rates, recovery periods, estimated value of the underlying collateral and the current interest rate environment.
Loans acquired with evidence of credit deterioration were evaluated and not considered to be significant. The premium or discount estimated through the loan fair value calculation is recognized into interest income on a level yield or straight-line basis over the remaining contractual life of the loans. Additional credit deterioration on acquired loans, in excess of the original credit discount embedded in the fair value determination on the date of acquisition, will be recognized in the ALL through the provision for loan losses.
Our ALL Committee meets quarterly to verify the overall adequacy of the ALL. Additionally, on an annual basis, the ALL Committee meets to validate our ALL methodology. This validation includes reviewing the loan segmentation, LEP, LBP and the qualitative framework. As a result of this ongoing monitoring process, we may make changes to our ALL to be responsive to the economic environment.
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
We have three reporting units: Community Banking, Insurance and Wealth Management. The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if it is determined that a triggering event has occurred. We first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment considers such factors as macroeconomic conditions, market conditions specifically related to the banking industry, our overall financial performance and various other factors. If we determine that it is more likely than not that the fair value is less than the carrying amount, we proceed to test for impairment. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess. We completed the annual goodwill impairment assessment as required in 2015, 2014 and 2013; the results indicated that the fair value of each reporting unit exceeded the carrying value.
Based upon our qualitative assessment performed for our annual impairment analysis, we concluded that it is more likely than not that the fair value of the reporting units exceeds the carrying value. Both the national economy and the local economies in our markets have shown improvement over the past couple of years. General economic activity and key indicators such as housing and unemployment continue to show improvement. While still challenging, the banking environment continues to improve with better asset quality, improved earnings and generally better stock prices. Activity in mergers and acquisitions demonstrated that there is premium value on banking franchises and a number of banks of our size have been able to access the capital markets over the past year. Our stock traded significantly above book value throughout 2015. Although our stock price has declined in 2016, the decline has been consistent with the overall decline in bank stocks and our stock price continues to

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

trade in excess of our book value per share. Additionally, our overall performance remains strong, and we have not identified any other facts or circumstances that would cause us to conclude that it is more likely than not that the fair value of each of the reporting units would be less than the carrying value of the reporting unit.
We determine the amount of identifiable intangible assets based upon independent core deposit and insurance contract valuations at the time of acquisition. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangibles, are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 20 years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No such events or changes in circumstances occurred during the years ended December 31, 2015, 2014 and 2013.
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
Executive Overview
We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $6.3 billion at December 31, 2015. We operate locations in Pennsylvania, Ohio and New York. We provide a full range of financial services with retail and commercial banking products, cash management services, insurance and trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
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
Our major accomplishments during 2015 included:

•
Our 2015 net income increased $9.2 million, or 15.8 percent, to a record $67.1 million, or $1.98 per diluted share, compared to $57.9 million, or $1.95 per diluted share for 2014. Return on average assets was 1.13 percent and return on average equity was 8.94 percent for 2015.

•
On March 4, 2015, we completed a merger with Integrity, or the Merger, which expanded our geographic footprint into south-central Pennsylvania with eight branches in Cumberland, Dauphin, Lancaster and York Counties. The transaction was valued at $172.0 million and added total assets of $980.8 million, including $788.7 million in loans, $115.9 million in goodwill, and $722.3 million in deposits. Integrity Bank became a separate subsidiary of S&T upon completion of the Merger and was subsequently merged into S&T Bank on May 8, 2015.

•
During 2015, we successfully executed on our organic growth strategy in our current footprint and by expanding into new markets. On March 23, 2015, we expanded our commercial banking operations by opening a loan production office, or LPO, in western New York. We had organic loan growth of $370.2 million during 2015.

•
We opened two new branch innovation centers in 2015. On March 9, 2015, we opened the Indian Springs branch and on August 17, 2015 we opened the McCandless Crossings branch. Both branches feature a "tech bar" where customers can check their accounts on tablets, in-branch Wi-Fi and a configuration that replaces teller lines with pods where customers sit down with bank representatives to discuss services beyond traditional banking needs.

•
We remain focused on running our business efficiently. During 2015, we had positive operating leverage with total revenue growth of $44.2 million, or 23 percent, while operating expenses increased $19.5 million, or 17 percent compared to 2014.

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Results of Operations
Year Ended December 31, 2015
Earnings Summary
Net income available to common shareholders increased $9.2 million, or 16 percent, to $67.1 million or $1.98 per share in 2015 compared to $57.9 million or $1.95 per share in 2014. Integrity's results have been included in our financial statements since the consummation of the Merger on March 4, 2015. The increase in net income was primarily due to an increase in net interest income of $39.5 million, or 27 percent, and noninterest income of $4.7 million, or 10 percent partially offset by increases in our provision for loan losses of $8.7 million, noninterest expenses of $19.5 million and our provision for income taxes of $6.9 million. Noninterest expense included $3.2 million of merger related expenses during the year ended December 31, 2015.
Net interest income increased $39.5 million, or 27 percent, to $187.6 million compared to $148.0 million in 2014. The increase was primarily due to the increase in average interest-earning assets of $1.0 billion, or 24 percent, partially offset by an increase in average interest-bearing liabilities of $887 million, or 29 percent, compared to 2014. The increase in average interest-earning assets related to the Merger and our successful efforts in growing our loan portfolio organically during 2015. Net interest income was favorably impacted by accretion resulting from purchase accounting fair value adjustments related to the Merger of $6.2 million for 2015. Net interest margin, on a fully taxable-equivalent, or FTE, basis, increased to 3.56 percent in 2015 compared to 3.50 percent for 2014.
The provision for loan losses increased $8.7 million to $10.4 million during 2015 compared to $1.7 million in 2014. The higher provision for loan losses was due to an increase in net loan charge-offs. Net loan charge-offs were $10.2 million, or 0.22 percent of average loans for 2015 compared to only $0.1 million, or 0.00 percent of average loans in 2014. During 2014, our net loan charge-offs and other asset quality metrics were at historically low levels resulting in an unusually low provision for loan losses.
Total noninterest income increased $4.7 million, or 10 percent, to $51.0 million for 2015 compared to $46.3 million for 2014. The increase was primarily due to additional income as a result of the Merger, including higher mortgage banking income. Total noninterest expense increased $19.5 million to $136.7 million for 2015 compared to $117.2 million for 2014. Salaries and employee benefits increased $7.8 million during 2015 primarily due to additional employees, annual merit increases and higher pension and incentive expense. Additional increases were due to higher operating expenses resulting from the Merger and $3.2 million of merger related expenses.
The provision for income taxes increased $6.9 million to $24.4 million compared to $17.5 million in 2014. The increase was primarily due to a $16.1 million increase in pretax income.
Net Interest Income
Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 79 percent of operating revenue (net interest income plus noninterest income, excluding security gains/losses and non-recurring income and expenses) in 2015 and 76 percent of operating revenue in 2014. Refer to page 48 Explanation of Use of Non-GAAP Financial Measures for a discussion of operating revenue as a non-GAAP financial measure. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our Asset and Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to produce an acceptable level of net interest income.
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates adjusted to a FTE basis for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Total interest income	$203,549	$160,523	$153,756
Total interest expense	15,998	12,481	14,563
Net interest income per consolidated statements of net income	187,551	148,042	139,193
Adjustment to FTE basis	6,123	5,461	4,850
Net Interest Income (FTE) (non-GAAP)	$193,674	$153,503	$144,043
Net interest margin	3.45%	3.38%	3.39%
Adjustment to FTE basis	0.11	0.12	0.11
Net Interest Margin (FTE) (non-GAAP)	3.56%	3.50%	3.50%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

	2015			2014			2013
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans(1)(2)	$4,692,433	$191,860	4.09%	$3,707,808	$150,531	4.06%	$3,448,529	$145,366	4.22%
Interest-bearing deposits with banks	66,101	165	0.25%	93,645	234	0.25%	167,952	444	0.26%
Taxable investment securities(3)	516,335	10,162	1.97%	442,513	8,803	1.99%	371,099	7,458	2.01%
Tax-exempt investment securities (2)	138,321	6,084	4.40%	128,750	5,933	4.61%	110,009	5,231	4.76%
Federal Home Loan Bank and other restricted stock	19,672	1,401	7.12%	14,083	483	3.43%	13,692	107	0.78%
Total Interest-earning Assets	5,432,862	209,672	3.86%	4,386,799	165,984	3.78%	4,111,281	158,606	3.86%
Noninterest-earning assets:
Cash and due from banks	56,655			50,255			51,534
Premises and equipment, net	46,794			36,115			37,087
Other assets	455,244			337,205			353,857
Less allowance for loan losses	(49,457)			(48,011)			(47,967)
Total Assets	$5,942,098			$4,762,363			$4,505,792
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand	$592,301	$770	0.13%	$321,907	$70	0.02%	$309,748	$75	0.02%
Money market	388,172	724	0.19%	321,294	507	0.16%	319,831	446	0.14%
Savings	1,072,683	1,712	0.16%	1,033,482	1,607	0.16%	1,001,209	1,735	0.17%
Certificates of deposit	1,093,564	8,439	0.77%	905,346	7,165	0.79%	973,339	8,918	0.92%
Brokered deposits	376,095	1,299	0.35%	226,169	780	0.34%	81,112	232	0.29%
Total Interest-bearing deposits	3,522,815	12,944	0.37%	2,808,198	10,129	0.36%	2,685,239	11,406	0.42%
Securities sold under repurchase agreements	44,394	4	0.01%	28,372	2	0.01%	54,057	62	0.12%
Short-term borrowings	257,117	932	0.36%	164,811	511	0.31%	101,973	279	0.27%
Long-term borrowings	83,648	790	0.94%	20,571	617	3.00%	24,312	746	3.07%
Junior subordinated debt securities	47,071	1,328	2.82%	45,619	1,222	2.68%	65,989	2,070	3.14%
Total Interest-bearing Liabilities	3,955,045	15,998	0.40%	3,067,571	12,481	0.41%	2,931,570	14,563	0.50%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,170,011			1,046,606			955,475
Other liabilities	66,973			52,031			69,976
Shareholders’ equity	750,069			596,155			548,771
Total Liabilities and Shareholders’ Equity	$5,942,098			$4,762,363			$4,505,792
Net Interest Income(2)(3)		$193,674			$153,503			$144,043
Net Interest Margin(2)(3)			3.56%			3.50%			3.50%

(1)	Nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2015, 2014 and 2013.

(3)	Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

(dollars in thousands)	2015 Compared to 2014 Increase (Decrease) Due to			2014 Compared to 2013 Increase (Decrease) Due to
	Volume(4)	Rate(4)	Net	Volume(4)	Rate(4)	Net
Interest earned on:
Loans(1)(2)	$39,974	$1,355	$41,329	$10,929	$(5,764)	$5,165
Interest-bearing deposits with bank	(69)	—	(69)	(198)	(12)	(210)
Taxable investment securities(3)	1,468	(109)	1,359	1,449	(104)	1,345
Tax-exempt investment securities(2)	441	(290)	151	891	(189)	702
Federal Home Loan Bank and other restricted stock	192	726	918	3	374	377
Total Interest-earning Assets	42,006	1,682	43,688	13,074	(5,695)	7,379
Interest paid on:
Interest-bearing demand	$59	$641	$700	$3	$(8)	$(5)
Money market	105	112	217	2	59	61
Savings	61	44	105	56	(184)	(128)
Certificates of deposit	1,489	(215)	1,274	(623)	(1,130)	(1,753)
Brokered deposits	517	2	519	415	133	548
Securities sold under repurchase agreements	2	—	2	(30)	(29)	(59)
Short-term borrowings	287	134	421	172	60	232
Long-term borrowings	1,893	(1,720)	173	(115)	(14)	(129)
Junior subordinated debt securities	39	67	106	(639)	(209)	(848)
Total Interest-bearing Liabilities	4,452	(935)	3,517	(759)	(1,322)	(2,081)
Net Change in Net Interest Income	$37,554	$2,617	$40,171	$13,833	$(4,373)	$9,460

(1)	Nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2015, 2014 and 2013.

(3)	Taxable investment income is adjusted for the dividend-received deduction for equity securities.

(4)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Net interest income on a FTE basis increased $40.2 million, or 26.2 percent, to $193.7 million compared to $153.5 million in 2014. Net interest margin on a FTE basis increased six basis points to 3.56 percent for 2015 compared to 3.50 percent compared to 2014. Net interest income was favorably impacted by accretion resulting from purchase accounting fair value adjustments related to the Merger of $6.2 million for 2015. This impacted net interest margin on a FTE basis by 12 basis points for 2015.
Interest income on a FTE basis increased $43.7 million, or 26.3 percent, compared to 2014. Average interest-earning assets increased $1.0 billion, or 23.8 percent, compared to 2014, mainly attributable to higher loan balances related to the Merger and organic growth. The rate earned on loans increased three basis points to 4.09 percent compared to 4.06 percent to the prior year. The rate was favorably impacted by purchase accounting accretion related to the Merger of $4.9 million, or 11 basis points, which was offset by the continued pressure on loan rates in the current environment. Average interest-bearing deposits with banks, which is primarily cash at the Board of Governors of the Federal Reserve, or Federal Reserve, decreased $27.5 million while average investment securities increased $83.4 million compared to 2014. Federal Home Loan Bank, or FHLB, and other restricted stock, increased $5.6 million compared to 2014 with a significant increase in the rate, primarily due to a special dividend received of $0.3 million during 2015. The FTE rate on total interest-earning assets increased eight basis points to 3.86 percent compared to 3.78 percent for 2014. The $4.9 million loan purchase accounting accretion had a positive impact on the interest-earning asset rate of ten basis points.
Interest expense increased $3.5 million to $16.0 million for 2015 as compared to $12.5 million for 2014. The increase in interest expense was mainly driven by an increase in average deposits of $714.6 million, primarily related to the Merger. Average interest-bearing customer deposits, which excludes brokered deposits, increased $564.7 million. Average brokered deposits increased $149.9 million and average borrowings increased $172.9 million compared to 2014 to fund strong loan growth during 2015. At December 31, 2015, average long-term borrowings increased $63.1million compared to December 31, 2014, as a result of shifting $100.0 million of short-term borrowings to a long-term variable rate borrowing in the second quarter of 2015. Overall, the cost of interest-bearing liabilities decreased one basis point to 0.40 percent compared to 0.41 percent for 2014. Deposit purchase accounting adjustments related to the Merger of $1.3 million positively impacted the cost of interest-bearing liabilities by three basis points.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Provision for Loan Losses
The provision for loan losses is the amount to be added to the ALL after adjusting for charge-offs and recoveries to bring the ALL to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increased $8.7 million to $10.4 million for 2015 compared to $1.7 million for 2014. This increase in the provision is primarily related to an increase in loan charge-offs compared to the prior year.
Net charge-offs were $10.2 million, or 0.22 percent of average loans in 2015, compared to $0.1 million, or 0.00 percent of average loans in 2014. Net loan charge-offs of $0.1 million in 2014 were unusually low. Approximately $6.0 million of net charge-offs during 2015 related to loans acquired in the Merger, primarily due to four relationships that experienced credit deterioration subsequent to the acquisition date. Total nonperforming loans increased to $35.4 million, or 0.70 percent of total loans at December 31, 2015, compared to $12.5 million, or 0.32 percent of total loans at December 31, 2014. The increase in nonperforming loans primarily related to acquired loans from the Merger that experienced credit deterioration subsequent to the acquisition date. Special mention and substandard commercial loans increased $71.3 million to $183.5 million from $112.2 million at December 31, 2014, primarily related to the Merger. The ALL at December 31, 2015, was $48.1 million, or 0.96 percent of total portfolio loans, compared to $47.9 million, or 1.24 percent of total portfolio loans at December 31, 2014. The decrease in the overall level of the reserve as a percentage to total portfolio loans is partly due to the Merger as the acquired loans were recorded at fair value with no carry over of the ALL. The ALL as a percentage of originated loans was 1.10 percent at December 31, 2015. Refer to the Allowance for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, for further details.

Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Securities gains, net	$(34)	$41	$(75)	NM
Debit and credit card fees	12,113	10,781	1,332	12.4%
Service charges on deposit accounts	11,642	10,559	1,083	10.3%
Wealth management fees	11,444	11,343	101	0.9%
Insurance fees	5,500	5,955	(455)	(7.6)%
Mortgage banking	2,554	917	1,637	178.5%
Other Income:
BOLI income	2,221	1,773	448	25.3%
Letter of credit origination fees	1,242	1,017	225	22.1%
Interest rate swap fees	577	440	137	31.1%
Other	3,774	3,512	262	7.5%
Total Other Noninterest Income	7,814	6,742	1,072	15.9%
Total Noninterest Income	$51,033	$46,338	$4,695	10.1%
NM- percentage not meaningful
Noninterest income increased $4.7 million, or 10.1 percent, in 2015 compared to 2014, with increases in almost all noninterest income categories. Various categories of noninterest income were positively impacted by the Merger which closed on March 4, 2015.
Mortgage banking income increased $1.6 million in 2015 compared to 2014 due to an increase in the volume of loans originated for sale in the secondary market, in part due to the Merger, and more favorable pricing on loan sales. Debit and credit card fees increased $1.3 million due to the Merger and reversal of a $0.5 million customer rewards program liability related to the planned strategic repositioning of the credit card portfolio. Service charges on deposit accounts increased $1.1 million due to the Merger and due to fee increases in the second half of 2014. The increases in BOLI income and letter of credit origination fees were primarily related to the Merger.
Insurance fees decreased $0.5 million primarily due to increased competition and a decline in customers in the energy sector due to industry consolidation.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$68,252	$60,442	$7,810	12.9%
Net occupancy	10,652	8,211	2,441	29.7%
Data processing	9,677	8,737	940	10.8%
Furniture and equipment	6,093	5,317	776	14.6%
Marketing	4,224	3,316	908	27.4%
Other taxes	3,616	2,905	711	24.5%
FDIC insurance	3,416	2,436	980	40.2%
Professional services and legal	3,365	3,717	(352)	(9.5)%
Merger related expense	3,167	689	2,478	359.7%
Other expenses:
Joint venture amortization	3,615	4,054	(439)	(10.8)%
Loan related expenses	2,938	2,579	359	13.9%
Telecommunications	2,653	2,220	433	19.5%
Supplies	1,493	1,161	332	28.6%
Amortization of intangibles	1,818	1,129	689	61.0%
Postage	1,262	1,058	204	19.3%
Other	10,476	9,269	1,207	13.0%
Total Other Noninterest Expense	24,255	21,470	2,785	13.0%
Total Noninterest Expense	$136,717	$117,240	$19,477	16.6%
Noninterest expense increased $19.5 million, or 16.6 percent, to $136.7 million, for the year ended December 31, 2015 compared to 2014. The increase was due in part to higher operating expenses related to the Merger which closed on March 4, 2015 and $3.2 million of merger related expenses.
In 2015, we incurred merger related expenses of $3.2 million compared to $0.7 million in 2014. These expenses included $1.3 million for data processing contract termination and conversion costs, $1.2 million in legal and professional expenses, $0.4 million in severance payments and $0.3 million in various other expenses.
Salaries and employee benefits increased $7.8 million during 2015 primarily due to additional employees, annual merit increases and higher pension and incentive expense. Approximately $4.1 million of the increase related to the addition of new employees resulting from the Merger. Annual merit increases resulted in $1.6 million of additional salary expense. Pension expense increased $1.0 million due to a change in actuarial assumptions used to calculate our pension liability. Incentive expense increased $1.3 million due to a higher number of participants and strong performance in 2015.
Operating expenses increased in 2015 compared to 2014 due to the Merger. The increase of $2.4 million in net occupancy expense and $0.8 million in furniture and equipment expense compared to 2014 was due to additional locations acquired as part of the Merger, as well as additional expenses related to our newer locations, including our LPO in central Ohio, our branches in Indiana and McCandless and our training and operations center. Other noninterest expense increased $1.2 million primarily due to training and travel related to the Merger and our expansion efforts. FDIC insurance increased $1.0 million, other taxes increased $0.7 million and amortization of intangibles increased $0.7 million all related to the Merger. The increase of $0.9 million in data processing expense in 2015 primarily related to an increased customer processing base due to the Merger and growth in digital channels. The increase in marketing expense of $0.9 million is due to additional marketing promotions.
Our efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income, on a FTE basis, excluding security gains/losses, was 56 percent for 2015 and 59 percent for 2014. Refer to page 48 Explanation of Use of Non-GAAP Financial Measures for a discussion of this non-GAAP financial measure.

Federal Income Taxes
We recorded a federal income tax provision of $24.4 million in 2015 compared to $17.5 million in 2014. The effective tax rate, which is the provision for income taxes as a percentage of pretax income was 26.7 percent in 2015 compared to 23.2 percent in 2014. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on bank owned life insurance, or BOLI, and tax benefits associated with Low Income Housing Tax Credits, or LIHTC. The increase to our effective tax rate was primarily due to an increase of $16.1 million in pre-tax income.

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
Total noninterest income decreased $5.2 million, or 10.1 percent, to $46.3 million for 2014 compared to $51.5 million for 2013. The decrease in noninterest income was primarily related to a $3.1 million gain on the sale of our merchant card servicing business that occurred in 2013. Mortgage banking income decreased $1.2 million, or 57 percent, due to higher interest rates in 2014 compared to 2013, resulting in a decrease in the volume of loans being originated and sold. Interest rate swap fees with our commercial customers decreased $0.6 million, or 57 percent, due to a decline in customer demand for this product. These decreases were partially offset by an increase in our wealth management fees of $0.6 million, or six percent, due to new business development efforts and certain fee increases.
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
Net Interest Income
Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 76 percent of operating revenue in 2014 and 74 percent of operating revenue in 2013. Refer to page 48 Explanation of Use of Non-GAAP Financial Measures for a discussion of operating revenue as a non-GAAP financial measure. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our ALCO in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to maintain an acceptable net interest margin on interest-earning assets.
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

The following table reconciles interest income and interest rates per the Consolidated Statements of Net Income to net interest income and rates adjusted to a FTE basis for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Total interest income	$160,523	$153,756	$156,251
Total interest expense	12,481	14,563	21,024
Net interest income per consolidated statements of net income	148,042	139,193	135,227
Adjustment to FTE basis	5,461	4,850	4,471
Net Interest Income (FTE) (non-GAAP)	$153,503	$144,043	$139,698
Net interest margin	3.38%	3.39%	3.45%
Adjustment to FTE basis	0.12%	0.11%	0.12%
Net Interest Margin (FTE) (non-GAAP)	3.50%	3.50%	3.57%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

	2014			2013			2012
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans(1)(2)	$3,707,808	$150,531	4.06%	$3,448,529	$145,366	4.22%	$3,213,018	$147,819	4.59%
Interest-bearing deposits with banks	93,645	234	0.25%	167,952	444	0.26%	289,947	718	0.25%
Taxable investment securities(3)	442,513	8,803	1.99%	371,099	7,458	2.01%	291,483	7,346	2.52%
Tax-exempt investment securities(2)	128,750	5,933	4.61%	110,009	5,231	4.76%	95,382	4,802	5.03%
Federal Home Loan Bank and other restricted stock	14,083	483	3.43%	13,692	107	0.78%	17,945	37	0.21%
Total Interest-earning Assets	4,386,799	165,984	3.78%	4,111,281	158,606	3.86%	3,907,775	160,722	4.10%
Noninterest-earning assets:
Cash and due from banks	50,255			51,534			53,517
Premises and equipment, net	36,115			37,087			38,460
Other assets	337,205			353,857			361,982
Less allowance for loan losses	(48,011)			(47,967)			(49,196)
Total Assets	4,762,363			4,505,792			4,312,538
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand	321,907	70	0.02%	309,748	75	0.02%	306,994	146	0.05%
Money market	321,294	507	0.16%	319,831	446	0.14%	308,719	528	0.17%
Savings	1,033,482	1,607	0.16%	1,001,209	1,735	0.17%	902,889	2,356	0.26%
Certificates of deposit	905,346	7,165	0.79%	973,339	8,918	0.92%	1,078,945	13,715	1.27%
Brokered deposits	226,169	780	0.34%	81,112	232	0.29%	25,317	51	0.20%
Total Interest-bearing deposits	2,808,198	10,129	0.36%	2,685,239	11,406	0.42%	2,622,864	16,796	0.64%
Securities sold under repurchase agreements	28,372	2	0.01%	54,057	62	0.12%	47,388	82	0.17%
Short-term borrowings	164,811	511	0.31%	101,973	279	0.27%	50,212	123	0.24%
Long-term borrowings	20,571	617	3.00%	24,312	746	3.07%	33,841	1,107	3.26%
Junior subordinated debt securities	45,619	1,222	2.68%	65,989	2,070	3.14%	90,619	2,916	3.21%
Total Interest-bearing Liabilities	3,067,571	12,481	0.41%	2,931,570	14,563	0.50%	2,844,924	21,024	0.74%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,046,606			955,475			877,056
Other liabilities	52,031			69,976			73,746
Shareholders’ equity	596,155			548,771			516,812
Total Liabilities and Shareholders’ Equity	$4,762,363			$4,505,792			$4,312,538
Net Interest Income(2)(3)		$153,503			$144,043			$139,698
Net Interest Margin(2)(3)			3.50%			3.50%			3.57%

(1)	Nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent.

(3)	Taxable investment income is adjusted for the dividend-received deduction for equity securities.

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
Net interest income on a FTE basis increased $9.5 million, or 6.6 percent, to $153.5 million compared to $144.0 million in 2013. Net interest margin on a FTE basis remained unchanged at 3.50 percent compared to 2013. The increase in interest income of $7.4 million, or 4.7 percent, was mainly driven by the $275.5 million increase in interest-earning assets compared to 2013. The interest-earning asset balance increase is mainly attributable to loan growth. Average loan balances increased by $259.3 million compared to 2013 as a result of organic growth, primarily in our commercial loan portfolio. Due to the continued low interest rate environment the rate earned on loans decreased 16 basis points compared to 2013. Average interest-bearing deposits with banks, which is primarily cash at the Federal Reserve, decreased $75.0 million compared to 2013. Average investment securities, including FHLB and other restricted stock, increased $91.2 million compared to 2013. Deployment of excess cash at the Federal Reserve to higher yielding investment securities and an increase in the FHLB dividend rate had a positive impact on the interest-earning asset rate. Overall, the FTE rate on total interest-earning assets decreased eight basis points to 3.78 percent compared to 2013.
Interest expense decreased $2.1 million to $12.5 million for 2014 as compared to $14.6 million for 2013. The decrease in interest expense is mainly due to a shift in the mix of our interest-bearing liabilities from higher rate certificates of deposits, or CDs, to lower cost deposits and borrowings. Total interest-bearing deposits increased $123.0 million in 2014 compared to 2013. Higher interest-bearing deposits are due to an increase of $145.1 million in brokered deposits and an increase of $45.9 million in interest-bearing demand, money market and savings balances offset by a decrease in CDs of $68.0 million compared to 2013. The cost of total interest-bearing deposits decreased six basis points to 0.36 percent for 2014 compared to 0.42 percent for 2013. The decrease in the cost of interest-bearing deposits was mainly due to the maturity of higher rate CDs being replaced by lower rate deposits. In addition to a shift in the mix of our interest-bearing liabilities, interest expense for 2014 also decreased due to the redemption of $45.0 million of subordinated debt during the second quarter of 2013. Interest expense on average borrowings declined by $0.8 million in 2014 compared to 2013. Overall, the cost of interest-bearing liabilities decreased nine basis points to 0.41 percent in 2014 as compared to 0.50 percent in 2013.

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
Salaries and employee benefits decreased $0.4 million during 2014 primarily due to a $2.1 million reduction in pension expense resulting from a change in actuarial assumptions used to calculate our pension liability, offset by an increase of $1.8 million in incentive expense due to our strong performance in 2014. Professional services and legal expense decreased $0.5 million primarily due to additional external accounting and consulting charges that were incurred in 2013. Other taxes decreased $0.8 million during 2014 due to legislative changes that resulted in a reduction in Pennsylvania shares tax expense. FDIC insurance charges are based in part on our financial ratios which have improved, resulting in a decrease in our assessment of $0.3 million. Amortization of intangibles related to former acquisitions decreased $0.5 million during 2014 due to the core deposit intangible for one of those acquisitions being fully amortized at the end of 2013.
Our efficiency ratio was 59 percent for 2014 and 60 percent for 2013. Refer to page 48 Explanation of Use of Non-GAAP Financial Measures for a discussion of this non-GAAP financial measure.
Federal Income Taxes
We recorded a federal income tax provision of $17.5 million in 2014 compared to $14.5 million in 2013. The effective tax rate, which is the provision for income taxes as a percentage of pretax income was 23.2 percent in 2014 compared to 22.3 percent in 2013. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on bank owned life insurance, or BOLI, and tax benefits associated with LIHTC. The increase to our effective tax rate was primarily due to an increase of $10.4 million in pre-tax income which diluted the permanent benefits listed above.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Financial Condition
December 31, 2015

Total assets increased $1.3 billion, or 27.3 percent, to $6.3 billion as of December 31, 2015 compared to $5.0 billion at December 31, 2014 primarily due to the increase in total portfolio loans of $1.2 billion, or 30.0 percent. We acquired
$788.7 million of loans from the Merger and $370.1 million of loans from organic growth as a result of market expansion through our LPOs and increased activity in our existing footprint. Our commercial loan portfolio grew by $944.4 million, or 32.6 percent, to $3.8 billion with $608.2 million related to the merger, while our consumer loan portfolio increased $214.5 million, or 22.0 percent, to $1.2 billion with $180.5 million related to the merger. Securities increased $20.7 million compared to December 31, 2014 primarily due to normal investing activity.
Our deposit base increased $1.0 billion, or 24.8 percent, with total deposits of $4.9 billion at December 31, 2015 compared to $3.9 billion at December 31, 2014. The increase in deposits primarily consisted of $722.3 million of deposits added from the Merger and an increase of $196.5 million in brokered deposits. Total borrowings increased $195.1 million, or 50.6 percent, as compared to 2014 primarily to fund our asset growth in 2015.
Total shareholders’ equity increased $183.8 million, or 30.2 percent, compared to December 31, 2014 primarily due to $142.5 million of common stock issued in the Merger and net income of $67.1 million offset by $24.5 million in dividends.
Securities Activity
The balances and average rates of our securities are presented below as of December 31:

	2015		2014		2013
(dollars in thousands)	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield
U.S. Treasury securities	$14,941	1.24%	$14,880	1.24%	$—	—%
Obligations of U.S. government corporations and agencies	263,303	1.65%	269,285	1.65%	234,751	1.52%
Collateralized mortgage obligations of U.S. government corporations and agencies	128,835	2.26%	118,006	2.28%	63,774	2.38%
Residential mortgage-backed securities of U.S. government corporations and agencies	40,125	2.76%	46,668	2.87%	48,669	3.02%
Commercial mortgage-backed securities of U.S. government corporations and agencies	69,204	2.12%	39,673	1.94%	39,052	1.95%
Obligations of states and political subdivisions (1)	134,886	4.19%	142,702	4.36%	114,264	4.54%
Marketable equity securities	9,669	3.90%	9,059	4.08%	8,915	4.14%
Total Securities Available-for-Sale	$660,963	2.43%	$640,273	2.50%	$509,425	2.53%
(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.
We invest in various securities in order to provide a source of liquidity, satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $20.7 million, or 3.2 percent, from December 31, 2014. The increase is primarily due to normal purchase activity. We acquired $11.5 million of securities through the Merger and all of those acquired securities were sold during the quarter ended June 30, 2015.
Management evaluates the securities portfolio for OTTI on a quarterly basis. At December 31, 2015, our bond portfolio was in a net unrealized gain position of $8.1 million, compared to net unrealized gain position of $9.3 million at December 31, 2014. At December 31, 2015, total gross unrealized gains were $9.8 million offset by total gross unrealized losses of $1.7 million. Total gross unrealized gains of $11.2 million were offset by total gross unrealized losses of $1.8 million at December 31, 2014. The increase in the value of our securities portfolio was a result of the changing interest rate environment in 2015. Unrealized losses were not related to the underlying credit quality of the bond portfolio. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the securities. There were no unrealized losses on marketable equity securities as of December 31, 2015. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. We did not record any OTTI in 2015, 2014 and 2013. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

The following table sets forth the maturities of securities at December 31, 2015 and the weighted average yields of such securities. Taxable-equivalent adjustments (using a 35 percent federal income tax rate) for 2015 have been made in calculating yields on obligations of state and political subdivisions.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
U.S. Treasury securities	$—	—%	$14,941	1.24%	$—	—%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	45,212	1.54%	197,796	1.62%	20,295	2.20%	—	—%	—	—%
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—%	—	—%	37,952	2.52%	90,883	2.16%	—	—%
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—%	1,813	4.37%	3,545	5.18%	34,767	2.44%	—	—%
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—%	39,193	1.95%	30,011	2.77%	—	—	—	—%
Obligations of states and political subdivisions (1)	1,298	8.57%	11,597	3.93%	38,498	3.97%	83,493	4.33%	—	—%
Marketable equity securities	—	—%	—	—%	—	—%	—	—%	9,669	4.08%
Total	$46,510		$265,340		$130,301		$209,143		$9,669
Weighted Average Yield		2.43%		1.77%		2.87%		3.07%		4.08%

(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
Lending Activity
The following table summarizes our loan portfolio as of December 31:

	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial real estate	$2,166,603	43.09%	$1,682,236	43.48%	$1,607,756	45.09%	$1,452,133	43.39%	$1,415,333	45.22%
Commercial and industrial	1,256,830	25.00%	994,138	25.70%	842,449	23.62%	791,396	23.65%	685,753	21.91%
Commercial construction	413,444	8.22%	216,148	5.59%	143,675	4.03%	168,143	5.02%	188,852	6.04%
Total Commercial Loans	3,836,877	76.32%	2,892,522	74.77%	2,593,880	72.74%	2,411,672	72.06%	2,289,938	73.17%
Consumer
Residential mortgage	639,372	12.72%	489,586	12.65%	487,092	13.66%	427,303	12.77%	358,846	11.47%
Home equity	470,845	9.37%	418,563	10.82%	414,195	11.61%	431,335	12.89%	411,404	13.14%
Installment and other consumer	73,939	1.47%	65,567	1.69%	67,883	1.90%	73,875	2.21%	67,131	2.14%
Consumer construction	6,579	0.13%	2,508	0.06%	3,149	0.09%	2,437	0.07%	2,440	0.08%
Total Consumer Loans	1,190,735	23.68%	976,224	25.23%	972,319	27.26%	934,950	27.94%	839,821	26.83%
Total Portfolio Loans	$5,027,612	100.00%	$3,868,746	100.00%	$3,566,199	100.00%	$3,346,622	100.00%	$3,129,759	100.00%
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
Total portfolio loans increased $1.2 billion, or 30.0 percent, since December 31, 2014, to $5.0 billion at December 31, 2015. The increase was primarily due to the addition of $788.7 million of loans from the Merger and $370.2 million of organic growth. The $788.7 million of loans acquired in the Merger consisted of $331.6 million of CRE, $184.2 million of C&I, $92.4 million of commercial construction, $116.9 million of residential mortgage, $25.6 million of home equity, $36.1 million of installment and other consumer and $1.9 million of consumer construction. Organic loan growth was strong across all of our commercial portfolios and in our residential mortgage portfolio with total organic growth of $370.2 million during 2015. Almost 60 percent of our total organic loan growth, or $219.6 million, was from our newer markets in Ohio and New York. Further driving loan growth was the expansion of our sales team with the addition of commercial lenders in various markets.
Commercial loans, including CRE, C&I and commercial construction, comprised 76 percent and 75 percent of total portfolio loans at December 31, 2015 and 2014. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, conservative underwriting standards and continuous portfolio review. The loan-to-value, or LTV, policy guidelines for CRE loans are generally 65-80 percent. At December 31, 2015, variable commercial loans were 77 percent of the total commercial loans compared to 79 percent in 2014.
Total commercial loans have increased $944.4 million, or 32.6 percent, from December 31, 2014 with growth in all portfolios. CRE loans increased $484.4 million, or 28.8 percent, with $331.6 million of the growth from the Merger and $152.8 of organic growth. C&I loans increased $262.7 million, or 26.4 percent, with $184.2 million of growth from the Merger and $78.5 million of organic growth. Commercial construction loans increased $197.3 million, or 91.3 percent, with $92.4 million related to the Merger and $104.9 million of organic growth.
Consumer loans represent 24 percent of our loan portfolio at December 31, 2015 compared to 25 percent at
December 31, 2014. Total consumer loans have increased $214.5 million, or 22.0 percent, from December 31, 2014 with $180.5 million of the increase due to the Merger and $34.0 million of organic growth.
The residential mortgage portfolio increased $149.8 million, or 30.1 percent, with $116.9 million of growth from the Merger and $32.9 million of organic growth. Residential mortgage lending continues to be a focus through a centralized mortgage origination department, secondary market activities and the utilization of commission compensated originators. Management believes that continued adherence to our conservative mortgage lending policies for portfolio loans will be as important in a growing economy as it was during the downturn in recent years. The LTV policy guideline is 80 percent for residential first lien mortgages. Higher LTV loans may be approved with the appropriate private mortgage insurance coverage. We primarily limit our fixed rate portfolio loans to a maximum term of 20 years for traditional mortgages, and 15 years with a maximum amortization term of 30 years for balloon payment mortgages. We may originate home equity loans with a lien position that is second to unrelated third party lenders, but normally only to the extent that the combined LTV considering both the first and second liens does not exceed 100 percent of the fair value of the property. Combo mortgage loans consisting of a residential first mortgage and a home equity second mortgage are also available.
We originate and sell loans into the secondary market, primarily to Fannie Mae. We sell these loans in order to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, to generate fee revenue from sales and servicing and to maintain the primary customer relationship. During 2015 and 2014, we sold $77.2 million and $40.1 million, of 1-4 family mortgages to Fannie Mae. In addition, we service $361.2 million of secondary market mortgage loans that we originated at December 31, 2015 compared to $327.2 million at December 31, 2014. Loans sold to Fannie Mae in 2015 increased compared to 2014 due to the Merger and increased organic volume.
We also offer a variety of unsecured and secured consumer loan and credit card products. LTV guidelines for direct loans are generally 90-100 percent of invoice for new automobiles and 80-90 percent of National Automobile Dealer Association value for used automobiles.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

The following table presents the maturity of consumer and commercial loans outstanding as of December 31, 2015:

	Maturity
(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Fixed interest rates	$166,815	$449,217	$263,745	$879,777
Variable interest rates	760,095	836,737	1,360,268	2,957,100
Total Commercial Loans	$926,910	$1,285,954	$1,624,013	$3,836,877
Fixed interest rates	76,320	224,871	292,295	593,486
Variable interest rates	371,995	53,142	172,112	597,249
Total Consumer Loans	$448,315	$278,013	$464,407	$1,190,735
Total Portfolio Loans	$1,375,225	$1,563,967	$2,088,420	$5,027,612

Credit Quality
On a quarterly basis, a criticized asset meeting is held to monitor all special mention and substandard loans greater than $0.5 million. These loans typically represent the highest risk of loss to us. Action plans are established and these loans are monitored through regular contact with the borrower, review of current financial information and other documentation, review of all loan or potential loan restructures or modifications and the regular re-evaluation of assets held as collateral.
Additional credit risk management practices include periodic review and update to our lending policies and procedures to support sound underwriting practices and portfolio management through portfolio stress testing. Our Loan Review process serves to independently monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all corporate lending activities. The Loan Review function has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as providing input to the loan risk rating process.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Nonperforming assets, or NPAs, consist of nonaccrual loans, nonaccrual TDRs and OREO. The following represents NPAs for the years presented:

(dollars in thousands)	2015	2014	2013	2012	2011
Nonperforming Loans
Commercial real estate	$5,171	$2,255	$6,852	$20,972	$20,777
Commercial and industrial (1)	7,709	1,266	1,412	5,496	7,570
Commercial construction	7,488	105	34	1,454	3,604
Residential mortgage	4,964	1,877	1,982	4,526	2,859
Home equity	2,379	1,497	2,073	3,312	2,936
Installment and other consumer	12	21	34	40	4
Consumer construction	—	—	—	218	181
Total Nonperforming Loans (1)	27,723	7,021	12,387	36,018	37,931
Nonperforming Troubled Debt Restructurings
Commercial real estate	3,548	2,180	3,898	9,584	10,871
Commercial and industrial	1,570	356	1,884	939	—
Commercial construction	1,265	1,869	2,708	5,324	2,943
Residential mortgage	665	459	1,356	2,752	4,370
Home Equity	523	562	218	341	—
Installment and other consumer	88	10	3	—	—
Total Nonperforming Troubled Debt Restructurings	7,659	5,436	10,067	18,940	18,184
Total Nonperforming Loans (1)	35,382	12,457	22,454	54,958	56,115
OREO	354	166	410	911	3,967
Total Nonperforming Assets (1)	$35,736	$12,623	$22,864	$55,869	$60,082
Nonperforming loans as a percent of total loans (1)	0.70%	0.32%	0.63%	1.63%	1.79%
Nonperforming assets as a percent of total loans plus OREO(1)	0.71%	0.33%	0.64%	1.66%	1.92%
(1)Subsequent to releasing our earnings for the fourth quarter of 2015 on January 26, 2016, we obtained new information regarding the collectability of a $4.7 million C&I loan.  The loan is now classified as an impaired loan, with no required reserve, and as a nonperforming loan. We previously reported  in our fourth quarter of 2015 earnings release nonperforming loans of $30.7 million, total NPA's of $31.0 million, nonperforming loans as a percentage of total gross loans of 0.61 percent, NPA's to total gross loans plus OREO of 0.61 percent and ALL to nonperforming loans of 157 percent. Even though the information regarding the collectability of this loan did not become available to us until after the release of our earnings for the fourth quarter of 2015, GAAP requires that this information be reflected in our audited Consolidated Financial Statements for 2015 and related disclosures. Thus, revised amounts and ratios are included within this Form 10-K.

Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing at December 31, 2015 or December 31, 2014.
NPAs increased $23.1 million to $35.7 million at December 31, 2015 compared to $12.6 million at December 31, 2014. NPAs were at historically low levels in 2014. The increase in NPAs during 2015 was primarily due to credit deterioration on acquired loans since the acquisition date and a $4.7 million C&I loan. Included in the total NPAs of $35.7 million was approximately $16.2 million of loans from the Merger all of which became 90 days past due subsequent to the merger date.
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
As of December 31, 2015, we had $31.6 million in total TDRs, including $24.0 million that were performing and $7.6 million that were nonperforming. This is a decrease from December 31, 2014 when we had $42.4 million in TDRs, including $37.0 million that were performing and $5.4 million that were nonperforming. The $10.8 million decrease in total TDRs is primarily due to principal reductions during 2015. Loan modifications resulting in TDRs increased in 2015 with 60 modifications or $8.3 million of new TDRs compared to 44 modifications or $4.9 million of new TDRs in 2014. Included in the 2015 new TDRs were 32 loans totaling $1.2 million related to Chapter 7 bankruptcy filings that were not reaffirmed resulting in discharged debt which compares to 29 loans totaling $1.1 million in 2014. For the year ended December 31, 2015 we had eight TDRs for $0.4 million that met the above requirements for being returned to performing status compared to nine TDRs for $1.9 million during 2014.
The following represents delinquency as of December 31:

	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
90 days or more:
Commercial real estate	$8,719	0.40%	$4,435	0.26%	$10,750	0.67%	$30,556	2.10%	$31,648	2.24%
Commercial and Industrial	9,279	0.74%	1,622	0.16%	3,296	0.39%	6,435	0.81%	7,570	1.10%
Commercial construction	8,753	2.12%	1,974	0.91%	2,742	1.91%	6,778	4.03%	6,547	3.47%
Residential mortgage	5,629	0.88%	2,336	0.48%	3,338	0.69%	7,278	1.70%	7,229	2.01%
Home equity	2,902	0.62%	2,059	0.49%	2,291	0.55%	3,653	0.85%	2,936	0.71%
Installment and other consumer	100	0.14%	31	0.05%	37	0.05%	40	0.05%	4	0.01%
Consumer construction	—	—%	—	—%	—	—%	218	8.95%	181	7.42%
Total Loans	$35,382	0.70%	$12,457	0.32%	$22,454	0.63%	$54,958	1.64%	$56,115	1.79%
30 to 89 days:
Commercial real estate	$12,229	0.56%	$2,871	0.17%	$1,416	0.09%	$2,643	0.18%	$9,105	0.64%
Commercial and industrial	2,749	0.22%	1,380	0.14%	2,877	0.34%	4,646	0.59%	5,284	0.77%
Commercial construction	3,607	0.87%	—	—%	1,800	1.25%	10,542	—	—	—%
Residential mortgage	2,658	0.42%	1,785	0.36%	2,494	0.51%	3,661	0.86%	2,403	0.67%
Home equity	2,888	0.61%	2,201	0.53%	3,127	0.75%	3,197	0.74%	2,890	0.70%
Installment and other consumer	352	0.48%	425	0.65%	426	0.63%	501	0.68%	452	0.67%
Consumer construction	—	—%	—	—%	—	—%	—	—%	—	—%
Loans held for sale	143	—%	—	—%	—	—%	—	—%	—	—%
Total Loans	$24,626	0.49%	$8,662	0.22%	$12,140	0.75%	$25,190	0.64%	$20,134	0.33%
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
Loans past due 90 days or more increased $22.9 million compared to December 31, 2014 and represented 0.70 percent of total loans at December 31, 2015. Loans past due by 30 to 89 days increased $16.0 million and represent 0.49 percent of total loans at December 31, 2015. The increase in our delinquency categories is mainly due to the Merger which accounted for

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

approximately $16.2 million of the total increase in loans past due 90 days or more and $14.2 million of the total increase in loans past due by 30 to 89 days. Delinquency increased in all loan categories in 2015, with the exception of installment and other consumer.
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
The following summarizes our loan charge-off experience for each of the five years presented below:

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
ALL Balance at Beginning of Year:	$47,911	$46,255	$46,484	$48,841	$51,387
Charge-offs:
Commercial real estate	(2,787)	(2,041)	(4,601)	(9,627)	(8,824)
Commercial and industrial	(5,463)	(1,267)	(2,714)	(5,278)	(8,971)
Commercial construction	(3,321)	(712)	(4,852)	(10,521)	(1,720)
Consumer real estate	(2,167)	(1,200)	(2,407)	(2,509)	(2,617)
Other consumer	(1,528)	(1,133)	(1,002)	(1,078)	(1,013)
Total	(15,266)	(6,353)	(15,576)	(29,013)	(23,145)
Recoveries:
Commercial real estate	3,545	1,798	3,388	1,259	780
Commercial and industrial	605	3,647	2,142	1,153	357
Commercial construction	143	146	531	891	2,463
Consumer real estate	495	350	651	197	1,030
Other consumer	326	353	324	341	360
Total	5,114	6,294	7,036	3,841	4,990
Net Charge-offs	(10,152)	(59)	(8,540)	(25,172)	(18,155)
Provision for loan losses	10,388	1,715	8,311	22,815	15,609
ALL Balance at End of Year:	$48,147	$47,911	$46,255	$46,484	$48,841
Net loan charge-offs increased from $0.1 million to $10.1 million, or 0.22 percent of average loans, for 2015 compared to 0.00 percent of average loans for 2014. Net loan charge-offs were at historic low levels in 2014. The Merger accounted for approximately $6.0 million of loan charge-offs during 2015, which primarily related to four relationships that experienced credit deterioration subsequent to the acquisition date. Net charge-offs increased significantly in C&I, related to two originated loans, and in commercial construction due to the aforementioned acquired loans in comparison to 2014.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

The following table summarizes net charge-offs as a percentage of average loans and other ratios as of December 31:

	2015	2014	2013	2012	2011
Commercial real estate	(0.04)%	0.01%	0.08%	0.59%	0.55%
Commercial and industrial	0.40%	(0.26)%	0.07%	0.57%	1.24%
Commercial construction	0.96%	0.32%	2.72%	5.94%	(0.34)%
Consumer real estate	0.17%	0.09%	0.20%	0.28%	0.20%
Other consumer	1.37%	1.19%	0.99%	0.91%	0.94%
Net charge-offs to average loans outstanding	0.22%	—%	0.25%	0.78%	0.56%
Allowance for loan losses as a percentage of total loans	0.96%	1.24%	1.30%	1.38%	1.56%
Allowance for loan losses to total nonperforming loans	136%	385%	206%	85%	87%
Provision for loan losses as a percentage of net loan charge-offs	102%	NM	97%	91%	86%
NM - percentage not meaningful
An inherent risk to the loan portfolio as a whole is the condition of the economy in our markets. In addition, each loan segment carries with it risks specific to the segment. We develop and document a systematic ALL methodology based on the following portfolio segments: 1) CRE, 2) C&I, 3) Commercial Construction, 4) Consumer Real Estate and 5) Other Consumer.
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
The following is the ALL balance by portfolio segment as of December 31:

	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate	$15,043	31%	$20,164	42%	$18,921	41%	$25,246	54%	$29,804	61%
Commercial and industrial	10,853	23%	13,668	28%	14,443	31%	7,759	17%	11,274	23%
Commercial construction	12,625	26%	6,093	13%	5,374	12%	7,500	16%	3,703	8%
Consumer real estate	8,400	17%	6,333	13%	6,362	14%	5,058	11%	3,166	6%
Other consumer	1,226	3%	1,653	4%	1,165	2%	921	2%	894	2%
Total	$48,147	100%	$47,911	100%	$46,265	100%	$46,484	100%	$48,841	100%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Significant to our ALL is a higher concentration of commercial loans. The ability of borrowers to repay commercial loans is dependent upon the success of their business and general economic conditions. Due to the greater potential for loss within our commercial portfolio, we monitor the commercial loan portfolio through an internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower and are reviewed on an ongoing basis according to our internal policies. Loans rated special mention or substandard have potential or well-defined weaknesses not generally found in high quality, performing loans, and require attention from management to limit loss.
The following table summarizes the ALL balance as of December 31:

(dollars in thousands)	2015	2014	2013	2012	2011
Collectively Evaluated for Impairment	$48,110	$47,857	$46,158	$44,253	$43,296
Individually Evaluated for Impairment	37	54	97	2,231	5,545
Total Allowance for Loan Losses	$48,147	$47,911	$46,255	$46,484	$48,841
The ALL was $48.1 million, or 0.96 percent of total loans, at December 31, 2015 as compared to $47.9 million, or 1.24 percent of total portfolio loans at December 31, 2014. The ALL as a percentage of originated loans was 1.10 percent at December 31, 2015. The decrease in the ALL to total portfolio loans from December 31, 2015 to December 31, 2014 is partly due to the Merger. Acquired loans of $788.7 million were recorded at fair value with no carryover of the ALL. Additional credit deterioration on acquired loans, in excess of the original credit discount embedded in the fair value determination at the date of acquisition, was recognized in the ALL through the provision for loan losses.
Overall, the total ALL balance remains relatively consistent, but a higher percentage of the ALL is attributable to the commercial construction portfolio segment due to increased inherent risk in this loan portfolio. The commercial construction portfolio loan balances have increased and we have experienced an increase in the delinquency rate during 2015 in this portfolio. Impaired loans increased $4.4 million, or 10.8 percent, from December 31, 2014. As of December 31, 2015, we had $45.7 million of impaired loans which included $19.0 million of new impaired loans during 2015. The $19.0 million of new impaired loans were due to $9.9 million of acquired loans, primarily due to nine relationships that experienced credit deterioration since the acquisition date, and $9.1 million of originated loans. The reserve for loans collectively evaluated for impairment did not change significantly at December 31, 2015 compared to December 31, 2014. While we experienced an increase our asset quality metrics, the changes have primarily been related to the acquired loan portfolio which was accounted for at fair value at the date of acquisition. Further deterioration in acquired loans was accounted for through additional provision during 2015 and considered in the total ALL at December 31, 2015.
Federal Home Loan Bank and Other Restricted Stock
At December 31, 2015 and 2014, we held FHLB of Pittsburgh stock of $22.2 million and $14.3 million. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon on the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. We reviewed and evaluated the FHLB capital stock for OTTI at December 31, 2015. The FHLB reported improved earnings throughout 2015 and 2014 and continues to exceed all capital ratios required. Additionally, we considered that the FHLB has been paying dividends and redeeming excess stock throughout 2015 and 2014. Accordingly, we believe sufficient evidence exists to conclude that no OTTI exists at December 31, 2015.
At December 31, 2015 and 2014, we held Atlantic Community Bankers’ Bank, or ACBB, stock of $0.9 million and $0.8 million. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the investment. Like FHLB stock, members purchase ACBB stock to access the products and services offered, as opposed to traditional equity investors who acquire stock for purposes such as appreciation in value. S&T acquired the ACBB stock as a result of bank acquisitions and does not use the bank’s member services. ACBB continues to be classified as well capitalized by regulatory guidelines and the current purchase price for new members is $3,500 per share. As of December 31, 2015, the book value of our ACBB stock was $2,047 per share; therefore, management believes that no OTTI exists at December 31, 2015.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Deposits
The following table presents the composition of deposits at December 31:

(dollars in thousands)	2015	2014	$ Change
Noninterest-bearing demand	$1,227,766	$1,083,919	$143,847
Interest-bearing demand	586,936	333,015	253,921
Money market	384,725	309,245	75,480
Savings	1,061,265	1,027,095	34,170
Certificates of deposit	1,197,030	933,210	263,820
Brokered deposits	418,889	222,358	196,531
Total	$4,876,611	$3,908,842	$967,769
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at December 31, 2015 increased $967.8 million, or 24.8 percent, primarily due to $722.3 million of deposits added from the Merger. Of the $722.3 million added from the Merger, $228.2 million was noninterest-bearing demand, $151.6 million was interest-bearing demand, $87.3 million was money market, $24.8 million was savings and $230.4 million was CDs including brokered deposits. Overall, our customer deposits increased $771.2 million from December 31, 2014. Customer deposit growth included a $143.8 million, or 13.3 percent, increase in noninterest-bearing demand, a $253.9 million, or 76.2 percent, increase in interest-bearing demand, a $75.5 million, or 24.4 percent, increase in money market, a $34.2 million, or 3.3 percent, increase in savings and $263.8 million, or 28.3 percent increase in CDs.
Our brokered deposits increased $196.5 million, or 88.4 percent, compared to December 31, 2014. Brokered deposits consist of CDs, money market, and interest-bearing demand funds and are an additional source of funds utilized by the ALCO as a way to diversify funding sources, as well as manage our funding costs and structure. The increase in brokered deposits was primarily due to funding needs to support our asset growth.
The daily average balance of deposits and rates paid on deposits are summarized for the years ended December 31 in the following table:

	2015		2014		2013
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$1,170,011		$1,046,606		$955,475
Interest-bearing demand	592,301	0.13%	321,907	0.02%	309,748	0.02%
Money market	388,172	0.19%	321,294	0.16%	319,831	0.14%
Savings	1,072,683	0.16%	1,033,482	0.16%	1,001,209	0.17%
Certificates of deposit	1,093,564	0.77%	905,346	0.79%	973,339	0.92%
Brokered deposits	376,095	0.35%	226,169	0.34%	81,112	0.29%
Total	$4,692,826	0.28%	$3,854,804	0.26%	$3,640,714	0.31%

CDs of $100,000 and over, including Certificate of Deposit Account Registry Services CDs, or CDARS, accounted for
11.8 percent of total deposits at December 31, 2015 and 9.8 percent at December 31, 2014, and primarily represent deposit relationships with local customers in our market area.
Maturities of certificates of deposit of $100,000 or more outstanding at December 31, 2015, including brokered deposits, are summarized as follows:

(dollars in thousands)	2015

Three months or less	$169,603
Over three through six months	98,569
Over six through twelve months	102,557
Over twelve months	184,709
Total	$555,438

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Borrowings
The following table represents the composition of borrowings for the years ended December 31:

(dollars in thousands)	2015	2014	$ Change
Securities sold under repurchase agreements, retail	$62,086	$30,605	$31,481
Short-term borrowings	356,000	290,000	66,000
Long-term borrowings	117,043	19,442	97,601
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$580,748	$385,666	$195,082
Borrowings are an additional source of funding for us. We define repurchase agreements with our local retail customers as retail REPOs. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. Short-term borrowings are for terms under one year and were comprised primarily of FHLB advances. Long-term borrowings are for terms greater than one year and consist primarily of FHLB advances. FHLB borrowings are for various terms secured by a blanket lien on eligible real estate secured loans. These borrowings were utilized to support strong asset growth during 2015.
Information pertaining to short-term borrowings is summarized in the tables below:

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	2015	2014	2013
Balance at December 31	$62,086	$30,605	$33,847
Average balance during the year	44,394	28,372	54,057
Average interest rate during the year	0.01%	0.01%	0.12%
Maximum month-end balance during the year	$62,086	$40,983	$83,766
Average interest rate at December 31	0.01%	0.01%	0.01%

	Short-Term Borrowings
(dollars in thousands)	2015	2014	2013
Balance at December 31	$356,000	$290,000	$140,000
Average balance during the year	257,117	164,811	101,973
Average interest rate during the year	0.36%	0.31%	0.27%
Maximum month-end balance during the year	$356,000	$290,000	$175,000
Average interest rate at December 31	0.52%	0.30%	0.30%
Information pertaining to long-term borrowings is summarized in the tables below:

	Long-Term Borrowings
(dollars in thousands)	2015	2014	2013
Balance at December 31	$117,043	$19,442	$21,810
Average balance during the year	83,648	20,571	24,312
Average interest rate during the year	0.94%	3.00%	3.07%
Maximum month-end balance during the year	$118,432	$21,616	$28,913
Average interest rate at December 31	0.81%	2.97%	3.01%

	Junior Subordinated Debt Securities
(dollars in thousands)	2015	2014	2013
Balance at December 31	$45,619	$45,619	$45,619
Average balance during the year	47,071	45,619	65,989
Average interest rate during the year	2.82%	2.68%	3.14%
Maximum month-end balance during the year	$45,619	$45,619	$90,619
Average interest rate at December 31	2.89%	2.70%	2.70%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

At December 31, 2015, long-term borrowings increased $97.6 million as compared to December 31, 2014 as a result of shifting $100 million of short-term borrowings to a long-term variable rate borrowing in the second quarter of 2015. At December 31, 2015, our long-term borrowings outstanding of $117.0 million included $13.9 million that were at a fixed rate and $103.1 million at a variable rate.
During the third quarter of 2006, we issued $25.0 million of junior subordinated debentures through a pooled transaction at an initial fixed rate of 6.78 percent. Beginning September 15, 2011 and quarterly thereafter, we have had the option to redeem the subordinated debt, subject to a 30 day written notice and prior approval by the FDIC. The subordinated debt converted to a variable rate of three-month LIBOR plus 160 basis points in September of 2011. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on December 15, 2036.
During the first quarter of 2008, we completed a private placement to a financial institution of $20.0 million of floating rate trust preferred securities. The trust preferred securities mature in March 2038, are callable at our option after five years and had an interest rate initially at a rate of 6.44 percent per annum and adjusts quarterly with the three-month LIBOR plus 350 basis points. We began making interest payments to the trustee on June 15, 2008 and quarterly thereafter. The trust preferred securities qualify as Tier 1 capital under regulatory guidelines. To issue these trust preferred securities, we formed STBA Capital Trust I, or the Trust, with $0.6 million of equity, which is owned 100 percent by us. The proceeds from the sale of the trust preferred securities and the issuance of common equity were invested in junior subordinated debt, which is the sole asset of the Trust. The Trust pays dividends on the trust preferred securities at the same rate as the interest we pay on the junior subordinate debt held by the Trust. Because the third-party investors are the primary beneficiaries, the Trust qualifies as a variable interest entity, but is not consolidated in our financial statements.
On March 4, 2015 we assumed a $13.5 million junior subordinated debt from the Integrity acquisition. On March 5, 2015, we paid off $8.5 million and on June 18, 2015, we paid off the remaining $5.0 million.
Wealth Management Assets
As of December 31, 2015, the fair value of the S&T Bank Wealth Management assets under management, or AUM, and administration, which are not accounted for as part of our assets, increased to $2.1 billion from $2.0 billion as of December 31, 2014. AUM consist of $1.1 billion in S&T Trust, $0.5 billion in S&T Financial Services and $0.5 billion in Stewart Capital Advisors. The increase in 2015 is primarily attributable to new business.
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
We believe the presentation of net interest income on a FTE basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Net Income is reconciled to net interest income adjusted to a FTE basis on pages 26 and 32.
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
Common return on average tangible assets, common return on average tangible common equity and the ratio of tangible common equity to tangible assets exclude goodwill, other intangible assets and preferred equity in order to show the significance of the tangible elements of our assets and common equity. Total assets and total average assets are reconciled to total tangible assets and total tangible average assets on page 19. Total shareholders equity and total average shareholders equity are also reconciled to total tangible common equity and total tangible average common equity on page 19. These measures are consistent with industry practice.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Capital Resources
Shareholders’ equity increased $183.8 million, or 30.2 percent, to $792.2 million at December 31, 2015 compared to $608.4 million at December 31, 2014. The increase in shareholders’ equity is primarily due to $142.5 million of common stock issued in the Merger and net income exceeding dividends by $42.6 million for 2015. Included in other comprehensive income (loss) was a decrease of $2.6 million due to the adjustment in the funded status of the employee benefit plans due to asset performance and by the change in unrealized gains on securities available-for-sale, due to the decline in interest rates at the end of the year.
We continue to maintain a strong capital position with a leverage ratio of 8.96 percent as compared to the regulatory guideline of 5.00 percent to be well capitalized and a Common Equity Tier 1 ratio of 9.77 percent compared to the regulatory guideline of 6.50 percent to be well capitalized. Our risk-based Tier 1 and Total capital ratios were 10.15 percent and 11.60 percent at December 31, 2015, which places us significantly above the federal bank regulatory agencies’ “well capitalized” guidelines of 8.00 percent and 10.00 percent for Tier 1 and Total capital. We believe that we have the ability to raise additional capital, if necessary.
In July 2013 the federal banking agencies issued a final rule to implement Basel III (which were agreements reached in July 2010 by the international oversight body of the Basel Committee on Banking Supervision to require more and higher-quality capital) as well as the minimum leverage and risk-based capital requirements of the Dodd-Frank Act. The final rule establishes a comprehensive capital framework, and went into effect on January 1, 2015, for smaller banking organizations such as S&T and S&T Bank. It introduces a common equity Tier 1 risk-based capital ratio requirement of 4.50 percent, increases the minimum Tier 1 risk-based capital ratio to 6.00 percent, and requires a leverage ratio of 4.00 percent for all banks. Common equity Tier 1 capital consists of common stock instruments that meet the eligibility criteria in the rule, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest. The rule also requires a banking organization to maintain a capital conservation buffer composed of common equity Tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets beginning in 2019. The capital conservation buffer will be phased in beginning in 2016, at 25 percent, increasing to 50 percent in 2017, 75 percent in 2018 and 100 percent in 2019 and beyond. As a result, starting in 2019, a banking organization must maintain a common equity Tier 1 risk-based capital ratio greater than 7.00 percent, a Tier 1 risk-based capital ratio greater than 8.50 percent and a Total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments. By 2019, when the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the regulatory capital ratios required for an insured depository institution to be well-capitalized under prompt corrective action law described below.
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
In October 2015, we filed a new shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, to replace the prior shelf registration statement we had filed in October 2012. The new shelf registration statement allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, our subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2015, we had not issued any securities pursuant to the shelf registration statement.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payments. We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
(dollars in thousands)	2016	2017-2018	2019-2020	Later Years	Total
Deposits without a stated maturity(1)	$3,510,403	$—	$—	$—	$3,510,403
Certificates of deposit(1)	870,679	407,706	79,550	8,273	1,366,208
Securities sold under repurchase agreements(1)	62,086	—	—	—	62,086
Short-term borrowings(1)	356,000	—	—	—	356,000
Long-term borrowings(1)	102,330	4,908	4,518	5,287	117,043
Junior subordinated debt securities(1)	—	—	—	45,619	45,619
Operating and capital leases	2,936	5,946	5,924	53,717	68,523
Purchase obligations	11,360	23,866	25,478	—	60,704
Total	$4,915,794	$442,426	$115,470	$112,896	$5,586,586

(1)	Excludes interest
Operating lease obligations represent short and long-term lease arrangements as described in Part II, Item 8, Note 10 Premises and Equipment, in the Notes to Consolidated Financial Statements. Purchase obligations primarily represent obligations under agreement with our third party data processing servicer and communications charges as described in Part II, Item 8, Note 18 Commitments and Contingencies, of this Report.
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
The following table sets forth the commitments and letters of credit as of December 31:

(dollars in thousands)	2015	2014
Commitments to extend credit	$1,619,854	$1,158,628
Standby letters of credit	97,676	73,584
Total	$1,717,530	$1,232,212
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
Our allowance for unfunded commitments is determined using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for unfunded commitments through a charge to current earnings in noninterest expense. The balance in the allowance for unfunded commitments increased $0.2 million to $2.5 million at December 31, 2015 compared to $2.3 million at December 31, 2014.

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
An important component of S&T’s ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At December 31, 2015 S&T Bank had $442.8 million in highly liquid assets, which consisted of $41.2 million in interest-bearing deposits with banks, $366.2 million in unpledged securities and $35.3 million in loans held for sale. The highly liquid assets to total assets resulted in an asset liquidity ratio of 7.0 percent at December 31, 2015. Also, at December 31, 2015, we had borrowing availability of $1.4 billion with the FHLB of Pittsburgh. Refer to Part II, Item 8, Notes 16 and 17 Short-term and Long-term borrowings, and the Borrowings section of this Part II, Item 7, MD&A, for more details.

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
The table below reflects the rate shock analyses and EVE results. Both are in the minimal risk tolerance level.

	December 31, 2015		December 31, 2014
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
300	5.5	(0.8)	6.7	1.8
200	3.3	1.7	4.1	3.9
100	1.6	2.3	1.8	3.5
(100)	(5.1)	(11.1)	(3.4)	(12.3)

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
Our rate shock analyses indicate that there was a decline in the percent change in pretax net interest income for our rates up and rates down shock scenarios when comparing December 31, 2015 and December 31, 2014. The decline in the rates up shock scenarios is mainly a result of becoming slightly less asset sensitive due to utilization of short-term funding to support asset growth during the fourth quarter of 2015. The decline in the rates down shock scenario is mainly a result of higher rates on assets in the base case when compared to December 31, 2014. Higher base case asset portfolio rates resulted in a larger decrease in rates before hitting assumed floors.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

When comparing the EVE results for December 31, 2015 and December 31, 2014, the percent change to EVE has decreased in the rates up shock scenarios and improved in the rate down shock scenario. The percent change to EVE in our rate shock scenarios is mainly attributed to the change in value of our core deposits due to a lower rate environment.
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
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
S&T Bancorp, Inc. and Subsidiaries

	December 31,
(in thousands, except share and per share data)	2015	2014
ASSETS
Cash and due from banks, including interest-bearing deposits of $41,639 and $57,048 at December 31, 2015 and 2014	$99,399	$109,580
Securities available-for-sale, at fair value	660,963	640,273
Loans held for sale	35,321	2,970
Portfolio loans, net of unearned income	5,027,612	3,868,746
Allowance for loan losses	(48,147)	(47,911)
Portfolio loans, net	4,979,465	3,820,835
Bank owned life insurance	70,175	62,252
Premises and equipment, net	49,127	38,166
Federal Home Loan Bank and other restricted stock, at cost	23,032	15,135
Goodwill	291,764	175,820
Other intangible assets, net	6,525	2,631
Other assets	102,583	97,024
Total Assets	$6,318,354	$4,964,686
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,227,766	$1,083,919
Interest-bearing demand	616,188	335,099
Money market	605,184	376,612
Savings	1,061,265	1,027,095
Certificates of deposit	1,366,208	1,086,117
Total Deposits	4,876,611	3,908,842
Securities sold under repurchase agreements	62,086	30,605
Short-term borrowings	356,000	290,000
Long-term borrowings	117,043	19,442
Junior subordinated debt securities	45,619	45,619
Other liabilities	68,758	61,789
Total Liabilities	5,526,117	4,356,297
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at December 31, 2015 and 31,197,365 shares at December 31, 2014 Outstanding—34,810,374 shares at December 31, 2015 and 29,796,397 shares at December 31, 2014	90,326	77,993
Additional paid-in capital	210,545	78,818
Retained earnings	544,228	504,060
Accumulated other comprehensive income (loss)	(16,457)	(13,833)
Treasury stock (1,320,106 shares at December 31, 2015 and 1,400,968 shares at December 31, 2014, at cost)	(36,405)	(38,649)
Total Shareholders’ Equity	792,237	608,389
Total Liabilities and Shareholders’ Equity	$6,318,354	$4,964,686
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF NET INCOME
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands, except per share data)	2015	2014	2013
INTEREST INCOME
Loans, including fees	$188,012	$147,293	$142,492
Investment Securities:
Taxable	9,792	8,983	7,478
Tax-exempt	3,954	3,857	3,401
Dividends	1,790	390	385
Total Interest Income	203,548	160,523	153,756
INTEREST EXPENSE
Deposits	12,944	10,128	11,406
Borrowings and junior subordinated debt securities	3,053	2,353	3,157
Total Interest Expense	15,997	12,481	14,563
NET INTEREST INCOME	187,551	148,042	139,193
Provision for loan losses	10,388	1,715	8,311
Net Interest Income After Provision for Loan Losses	177,163	146,327	130,882
NONINTEREST INCOME
Securities (losses) gains, net	(34)	41	5
Debit and credit card fees	12,113	10,781	10,931
Service charges on deposit accounts	11,642	10,559	10,488
Wealth management fees	11,444	11,343	10,696
Insurance fees	5,500	5,955	6,248
Gain on sale of merchant card servicing business	—	—	3,093
Mortgage banking	2,554	917	2,123
Other	7,814	6,742	7,943
Total Noninterest Income	51,033	46,338	51,527
NONINTEREST EXPENSE
Salaries and employee benefits	68,252	60,442	60,847
Net occupancy	10,652	8,211	8,018
Data processing	9,677	8,737	8,263
Furniture and equipment	6,093	5,317	4,883
Marketing	4,224	3,316	2,929
Other taxes	3,616	2,905	3,743
FDIC insurance	3,416	2,436	2,772
Professional services and legal	3,365	3,717	4,184
Merger related expenses	3,167	689	838
Other	24,255	21,470	20,915
Total Noninterest Expense	136,717	117,240	117,392
Income Before Taxes	91,479	75,425	65,017
Provision for income taxes	24,398	17,515	14,478
Net Income Available to Common Shareholders	$67,081	$57,910	$50,539
Earnings per common share—basic	$1.98	$1.95	$1.70
Earnings per common share—diluted	$1.98	$1.95	$1.70
Dividends declared per common share	$0.73	$0.68	$0.61
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Net Income	$67,081	$57,910	$50,539
Other Comprehensive Income (Loss), Before Tax:
Net change in unrealized (losses) gains on securities available-for-sale	(663)	11,825	(16,928)
Net available-for-sale securities losses (gains) reclassified into earnings	34	(41)	(5)
Adjustment to funded status of employee benefit plans	(3,551)	(13,394)	18,299
Other Comprehensive Income (Loss), Before Tax	(4,180)	(1,610)	1,366
Income tax benefit (expense) related to items of other comprehensive income	1,556	471	(478)
Other Comprehensive Income (Loss), After Tax	(2,624)	(1,139)	888
Comprehensive Income	$64,457	$56,771	$51,427
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
S&T Bancorp, Inc. and Subsidiaries

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2012	$77,993	$77,458	$436,039	$(13,582)	$(40,486)	$537,422
Net income for 2013			50,539			50,539
Other comprehensive income (loss), net of tax				888		888
Cash dividends declared ($0.61 per share)			(18,137)			(18,137)
Treasury stock issued (5,516 shares, net)			(283)		195	(88)
Recognition of restricted stock compensation expense		586				586
Tax expense from stock-based compensation		96				96
Balance at December 31, 2013	$77,993	$78,140	$468,158	$(12,694)	$(40,291)	$571,306
Net income for 2014			57,910			57,910
Other comprehensive income (loss), net of tax				(1,139)		(1,139)
Cash dividends declared ($0.68 per share)			(20,203)			(20,203)
Treasury stock issued (58,672 shares, net)			(1,805)		1,642	(163)
Recognition of restricted stock compensation expense		933				933
Tax benefit from stock-based compensation		16				16
Issuance costs		(271)				(271)
Balance at December 31, 2014	$77,993	$78,818	$504,060	$(13,833)	$(38,649)	$608,389
Net income for 2015			67,081			67,081
Other comprehensive income (loss), net of tax				(2,624)		(2,624)
Cash dividends declared ($0.73 per share)			(24,487)			(24,487)
Common stock issued in acquisition (4,933,115 shares)	12,333	130,136				142,469
Treasury stock issued (80,862 shares, net)			(2,426)		2,244	(182)
Recognition of restricted stock compensation expense		1,670				1,670
Tax benefit from stock-based compensation		53	—			53
Issuance costs		(132)				(132)
Balance at December 31, 2015	$90,326	$210,545	$544,228	$(16,457)	$(36,405)	$792,237
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
OPERATING ACTIVITIES
Net Income	$67,081	$57,910	$50,539
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,388	1,715	8,311
Provision for unfunded loan commitments	258	(655)	(60)
Net depreciation, amortization and accretion	356	4,703	5,333
Net amortization of discounts and premiums on securities	3,600	3,680	3,826
Stock-based compensation expense	1,636	975	687
Securities losses, (gains), net	34	(41)	(5)
Net gain on sale of merchant card servicing business	—	—	(3,093)
Tax benefit from stock-based compensation	(53)	(16)	(96)
Mortgage loans originated for sale	(107,489)	(42,842)	(66,695)
Proceeds from the sale of loans	99,458	42,361	87,932
Deferred income taxes	(427)	1,536	(2,358)
Gain on sale of fixed assets	(179)	(33)	—
Gain on the sale of loans, net	(1,044)	(353)	(874)
Net increase in interest receivable	(2,744)	(933)	(130)
Net decrease in interest payable	(193)	(127)	(2,005)
Net (increase) decrease in other assets	(11,396)	7,628	25,681
Net increase (decrease) in other liabilities	1,298	2,595	(20,917)
Net Cash Provided by Operating Activities	60,584	78,103	86,076
INVESTING ACTIVITIES
Proceeds from maturities, prepayments and calls of securities available-for-sale	50,142	57,092	66,744
Proceeds from sales of securities available-for-sale	11,119	1,418	94
Purchases of securities available-for-sale	(74,712)	(181,213)	(144,752)
Net purchases of Federal Home Loan Bank stock	(855)	(1,506)	1,685
Net increase in loans	(383,575)	(313,264)	(241,172)
Proceeds from the sale of loans not originated for resale	2,880	5,408	5,158
Purchases of premises and equipment	(5,133)	(5,079)	(2,833)
Proceeds from the sale of premises and equipment	467	96	643
Net cash paid in excess of cash acquired from bank merger	(16,347)	—	—
Proceeds from the sale of merchant card servicing business	—	—	4,750
Proceeds from surrender of bank owned life insurance	10,277	—	—
Net Cash Used in Investing Activities	(405,737)	(437,048)	(309,683)
FINANCING ACTIVITIES
Net increase (decrease) in core deposits	195,589	240,948	(22,767)
Net increase (decrease) in certificates of deposit	51,209	(4,549)	56,174
Net (decrease) increase in short-term borrowings	(2,660)	150,000	65,000
Net increase (decrease) in securities sold under repurchase agreements	31,481	(3,242)	(28,735)
Proceeds from long-term borrowings	100,000	—	—
Repayments of long-term borrowings	(2,399)	(2,367)	(12,291)
Repayment of junior subordinated debt	(13,500)	—	(45,000)
Treasury shares issued-net	(182)	(163)	(88)
Common stock Issuance costs	(132)	(271)	—
Cash dividends paid to common shareholders	(24,487)	(20,203)	(18,137)
Tax benefit from stock-based compensation	53	16	96
Net Cash Provided by (Used in) Financing Activities	334,972	360,169	(5,748)
Net (decrease) increase in cash and cash equivalents	(10,181)	1,224	(229,355)
Cash and cash equivalents at beginning of year	109,580	108,356	337,711
Cash and Cash Equivalents at End of Year	$99,399	$109,580	$108,356

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Supplemental Disclosures
Transfers to other real estate owned and other repossessed assets	$843	$586	$1,238
Interest paid	15,878	12,609	16,568
Income taxes paid, net of refunds	23,175	18,075	13,130
Loans transferred to held for sale	23,277	—	5,158
Net assets (liabilities) from acquisitions, excluding cash and cash equivalents	43,433	—	—
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
S&T Bancorp, Inc. and Subsidiaries
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
S&T Bancorp, Inc., or S&T, was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and has three wholly owned subsidiaries, S&T Bank, 9th Street Holdings, Inc. and STBA Capital Trust I. We own a 50 percent interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC.
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
On October 29, 2014, S&T and Integrity Bancshares, Inc., or Integrity, based in Camp Hill, Pennsylvania, entered into an agreement to acquire Integrity Bancshares, Inc. and the transaction was completed on March 4, 2015. Integrity Bank was subsequently merged into S&T Bank on May 8, 2015. S&T Bank is operating under the name "Integrity Bank - A Division of S&T Bank" in south-central Pennsylvania.
Accounting Policies
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods then ended. Actual results could differ from those estimates. Our significant accounting policies are described below.
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
Fair Value Measurements
We use fair value measurements when recording and disclosing certain financial assets and liabilities. Securities available-for-sale, trading assets and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, impaired loans, other real estate owned, or OREO, and other repossessed assets, mortgage servicing rights, or MSRs, and certain other assets.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Derivative Financial Instruments
We use derivative instruments, including interest rate swaps for commercial loans with our customers, interest rate lock commitments and the sale of mortgage loans in the secondary market. We calculate the fair value for derivatives using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity, and uses observable market based inputs, such as interest rate curves and implied volatilities. Accordingly, derivatives are classified as Level 2. We incorporate credit valuation adjustments into the valuation models to appropriately reflect both our own nonperformance risk and the respective counterparties’ nonperformance risk in calculating fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements and collateral postings.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Impaired Loans
Impaired loans are carried at the lower of carrying value or fair value. Fair value is determined as the recorded investment balance less any specific reserve. We establish specific reserves based on the following three impairment methods: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate, 2) the loan’s observable market price or 3) the fair value of the collateral less estimated selling costs when the loan is collateral dependent and we expect to liquidate the collateral. However, if repayment is expected to come from the operation of the collateral, rather than liquidation, then we do not consider estimated selling costs in determining the fair value of the collateral. Collateral values are generally based upon appraisals by approved, independent state certified appraisers. Appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or our knowledge of the borrower and the borrower’s business. Impaired loans carried at fair value are classified as Level 3.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Short-Term Borrowings
The carrying amounts of securities sold under repurchase agreements, or REPOs, and other short-term borrowings approximate their fair values.
Long-Term Borrowings
The fair values disclosed for fixed rate long-term borrowings are determined by discounting their contractual cash flows using current interest rates for long-term borrowings of similar remaining maturities. The carrying amounts of variable rate long-term borrowings approximate their fair values.
Junior Subordinated Debt Securities
The variable rate junior subordinated debt securities reprice quarterly; therefore, the carrying values approximate their fair values.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
An investment security is considered impaired if its fair value is less than its cost or amortized cost basis. We perform a quarterly review of our securities to identify those that may indicate an OTTI. Our policy for OTTI within the marketable equity securities portfolio generally requires an impairment charge when the security is in a loss position for 12 consecutive months, unless facts and circumstances would suggest the need for an OTTI prior to that time. Our policy for OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the best estimate of the impairment charge representing credit losses, the likelihood of the security’s ability to recover any decline in its estimated fair value and whether management intends to sell the security or if it is more likely than not that management will be required to sell the investment security prior to the security’s recovery of any decline in its estimated fair value. If the impairment is considered other-than-temporary based on management’s review, the impairment must be separated into credit and non-credit components. The credit component is recognized in the Consolidated Statements of Net Income and the non-credit component is recognized in other comprehensive income (loss), net of applicable taxes.
Loans Held for Sale
Loans held for sale consist of 1-4 family residential loans originated for sale in the secondary market and from time to time, certain loans transferred from the loan portfolio to loans held for sale, all of which are carried at the lower of cost or fair value. If a loan is transferred from the loan portfolio to the held for sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off against the allowance for loan losses, or ALL. Subsequent declines in fair value are recognized as a charge to noninterest income. When a loan is placed in the held for sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold. Gains and losses on sales of loans held for sale are included in other noninterest income in the Consolidated Statements of Net Income.
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
Acquired loans are recorded at fair value on the date of acquisition with no carryover of the related ALL. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. In estimating the fair value of our acquired loans, we consider a number of factors including the loan term, internal risk rating, delinquency status, prepayment rates, recovery periods, estimated value of the underlying collateral and the current interest rate environment.
Closed-end installment loans, amortizing loans secured by real estate and any other loans with payments scheduled monthly are reported past due when the borrower is in arrears two or more monthly payments. Other multi-payment obligations with payments scheduled other than monthly are reported past due when one scheduled payment is due and unpaid for 30 days or more.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Generally, consumer loans are charged off against the ALL upon the loan reaching 90 days past due. Commercial loans are charged off as management becomes aware of facts and circumstances that raise doubt as to the collectability of all or a portion of the principal and when we believe a confirmed loss exists.
Nonaccrual or Nonperforming Loans
We stop accruing interest on a loan when the borrower’s payment is 90 days past due. Loans are also placed on nonaccrual status when payment is not past due, but we have doubt about the borrower’s ability to comply with contractual repayment terms. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is recognized on nonaccrual loans on a cash basis if recovery of the remaining principal is reasonably assured. As a general rule, a nonaccrual loan may be restored to accrual status when its principal and interest is paid current and the bank expects repayment of the remaining contractual principal and interest, or when the loan otherwise becomes well secured and in the process of collection.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

We first apply historical loss rates to pools of loans with similar risk characteristics. Loss rates are calculated by historical charge-offs that have occurred within each pool of loans over the loss emergence period, or LEP. The LEP is an estimate of the average amount of time from when an event happens that causes the borrower to be unable to pay on a loan until the loss is confirmed through a loan charge-off.
In conjunction with our annual review of the ALL assumptions, we have updated our analysis of LEPs for our Commercial and Consumer loan portfolio segments using our loan charge-off history. The analysis showed that the LEP for our C&I, has shortened and our CRE, and Commercial Construction portfolio segments have not changed. We estimate the LEP to be 2 years for C&I, compared to 2.5 years in the prior year, and 3.5 years for both CRE and Commercial Construction. Our analysis showed an LEP for Consumer Real Estate of 3.5 years and Other Consumer of 1.25 years. This compares to 2 years for both Consumer Real Estate and Other Consumer in the prior year when peer data was being utilized to estimate the LEP. We believe that our actual experience captured through our internal analysis better reflects the inherent risk in these portfolios compared to the peer data used in prior years.
Another key assumption is the look-back period, or LBP, which represents the historical data period utilized to calculate loss rates. We lengthened the LBP for all Commercial and Consumer portfolio segments in order to capture relevant historical data believed to be reflective of losses inherent in the portfolios. We use 6.5 years for our LBP for all portfolio segments which encompasses our loss experience during the Great Recession and our more recent improved loss experience.
After consideration of the historic loss calculations, management applies additional qualitative adjustments so that the ALL is reflective of the inherent losses that exist in the loan portfolio at the balance sheet date. The following qualitative factors are considered in the ALL:

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

The changes made to the ALL assumptions were applied prospectively and did not result in a material change to the total ALL. Lengthening the LBP does increase the historical loss rates and therefore the quantitative component of the ALL. We believe this makes the quantitative component of the ALL more reflective of inherent losses that exist within the loan portfolio, which resulted in a decrease in the qualitative component of the ALL.
Loans acquired with evidence of credit deterioration were evaluated and not considered to be significant. The premium or discount estimated through the loan fair value calculation is recognized into interest income on a level yield or straight-line basis over the remaining contractual life of the loans. Additional credit deterioration on acquired loans, in excess of the original credit discount embedded in the fair value determination on the date of acquisition, will be recognized in the ALL through the provision for loan losses.
Our ALL Committee meets quarterly to verify the overall adequacy of the ALL. Additionally, on an annual basis, the ALL Committee meets to validate our ALL methodology. This validation includes reviewing the loan segmentation, LEP, LBP and the qualitative framework. As a result of this ongoing monitoring process, we may make changes to our ALL to be responsive to the economic environment.
Bank Owned Life Insurance
We have purchased life insurance policies on certain executive officers and employees. We receive the cash surrender value of each policy upon its termination or benefits are payable upon the death of the insured. Changes in net cash surrender value are recognized in noninterest income or expense in the Consolidated Statements of Net Income.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Goodwill and Other Intangible Assets
We have three reporting units: Community Banking, Insurance and Wealth Management. At December 31, 2015, we had goodwill of $291.8 million, including $287.6 million in Community Banking, representing 99 percent of total goodwill, and $4.2 million in Insurance, representing one percent of total goodwill. The carrying value of goodwill is tested annually for impairment each October 1 or more frequently if it is determined that we should do so. We first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment considers such factors as macroeconomic conditions, market conditions specifically related to the banking industry, our overall financial performance and various other factors. If we determine that it is more likely than not that the fair value is less than the carrying amount, we proceed to test for impairment. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.
We have core deposit and other intangible assets resulting from acquisitions which are subject to amortization. We determine the amount of identifiable intangible assets based upon independent core deposit and insurance contract analyses at the time of the acquisition. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangibles, are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 20 years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

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
OREO and Other Repossessed Assets
OREO and other repossessed assets are included in other assets in the Consolidated Balance Sheets and are comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of a foreclosure. At the time of foreclosure or acceptance of a deed in lieu of foreclosure, these properties are recorded at the lower of the recorded investment in the loan or fair value less cost to sell. Loan losses arising from the acquisition of any such property initially are charged against the ALL. Subsequently, these assets are carried at the lower of carrying value or current fair value less cost to sell. Gains or losses realized upon disposition of these assets are recorded in other expenses in the Consolidated Statements of Net Income.
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
Allowance for Unfunded Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The allowance for unfunded commitments is determined using a similar methodology as our ALL methodology.
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
Pensions
The expense for S&T Bank’s qualified and nonqualified defined benefit pension plans is actuarially determined using the projected unit credit actuarial cost method. It requires us to make economic assumptions regarding future interest rates and asset returns as well as various demographic assumptions. We estimate the discount rate used to measure benefit obligations by applying the projected cash flow for future benefit payments to a yield curve of high-quality corporate bonds available in the marketplace and by employing a model that matches bonds to our pension cash flows. The expected return on plan assets is an estimate of the long-term rate of return on plan assets, which is determined based on the current asset mix and estimates of return by asset class. We recognize in the Consolidated Balance Sheets an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. Gains or losses related to changes in benefit obligations or plan assets resulting from experience different from that assumed are recognized as other comprehensive income (loss) in the period in which they occur. To the extent that such gains or losses exceed ten percent of the greater of the projected benefit obligation or plan assets, they are recognized as a component of pension costs over the future service periods of actively employed plan participants. The funding policy for the qualified plan is to contribute an amount each year that is at least equal to the minimum required contribution as determined under the Pension Protection Act of 2006 and the Bipartisan Budget Act of 2015, but not more than the maximum amount permissible for taxable plan sponsors. Our nonqualified plans are unfunded.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Recently Adopted Accounting Standards Updates, or ASU
Repurchase-To-Maturity Transactions, Repurchase Financings, and Disclosures
In June 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures which introduces two accounting changes to the Transfers and Servicing guidance (Topic 860). Repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet and for repurchase financing arrangements, an entity will account separately for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. This will also generally result in secured borrowing accounting for the repurchase agreement. With respect to disclosures, a transferor is required to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee. Additionally, new disclosures are required for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The new disclosure for transactions accounted for as secured borrowings was required for interim periods beginning after March 15, 2015. These new disclosures are included in Note 16. Borrowings. The adoption of this ASU had no impact on our results of operations or financial position.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies that an in substance repossession or foreclosure has occurred and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure. Interim and annual disclosure is required of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The new standard was effective using either the modified retrospective transition method or a prospective transition method for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption was permitted. The adoption of this ASU had no impact on our results of operations or financial position.
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The ASU permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The proportional amortization method permits the amortization of the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The new standard was effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption was permitted. This ASU did not have a material impact on our results of operations or financial position. We did not adopt the proportional amortization method. Refer to Note 14 for additional disclosure.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Recently Issued Accounting Standards Updates not yet Adopted
Accounting for Financial Instruments – Overall: Classification and Measurement

In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments – Overall: Classification and Measurement (Subtopic 825-10). Amendments within ASU No. 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU No. 2016-01 address the following: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.
We anticipate that this ASU would have a significant impact on our financial statements and disclosures primarily as it relates to recognizing the fair value changes for equity securities in net income rather than an adjustment to equity through other comprehensive income.

Business Combinations – Simplifying the Accounting for Measurement Period Adjustments
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations – Simplifying the Accounting for Measurement Period Adjustments (Topic 805): The amendments in this ASU No. 2015-16 eliminate the requirement to retrospectively adjust the financial statements for measurement-period adjustments as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if that information had been revised. The measurement period is a reasonable time period after the acquisition date when the acquirer may adjust the provisional amounts recognized for a business combination if the necessary information is not available by the end of the reporting period in which the acquisition occurs. The measurement periods cannot continue for more than one year from the acquisition date. The standard is effective for annual periods and interim periods beginning after December 15, 2015. We do not expect that this ASU would have a material impact on our results of operations or financial position.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU No. 2014-09 for all entities by one year. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are, (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this ASU on our results of operations and financial position.
Intangibles – Goodwill and Other – Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The main provisions of ASU No. 2015-05 provide a basis for evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, then the arrangement should be accounted for as a service contract. The standard is effective for annual periods and interim periods beginning after December 15, 2015. We do not expect that this ASU would have a material impact on our results of operations or financial position.
Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015. In September 2015, the FASB issued ASU No. 2015-15, Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU No. 2015-15 amends the Securities and Exchange Commission (SEC) Content in Subtopic 835-30 by adding SEC paragraph 835-30-S35-1, Interest--Imputation of Interest Subsequent Measurement and paragraph 830-30-S45-1, Other Presentation Matters. These paragraphs were added because ASU No. 2015-03 issued in April 2015 does not address presentation or subsequent measurement of debt issuance costs related to "line-of-credit arrangements." We do not expect that these ASU amendments would have a material impact on our results of operations or financial position.
Consolidation: Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, 2) eliminate the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and 4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2A-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating the impact that these amendments may have on our consolidated financial statements. We do not expect that this ASU would have a material impact on our results of operations or financial position.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary
In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary. The amendments in this ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items and eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015. We do not expect that this ASU would have a material impact on our results of operations or financial position.

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
The Merger was accounted for under the acquisition method of accounting and our consolidated financial statements include all Integrity Bank transactions from March 4, 2015, until it was merged into S&T Bank on May 8, 2015. The assets acquired and liabilities assumed were recorded at their respective fair values and represent management’s estimates based on available information. Purchase accounting guidance allows for a reasonable period of time following an acquisition for the acquirer to obtain the information necessary to complete the accounting for a business combination. This period is known as the measurement period and shall not exceed one year from the acquisition date. As of December 31, 2015, an additional $1.1 million of purchase accounting adjustments were recognized that increased goodwill. The measurement period adjustments primarily related to a $0.8 million reduction in the fair value of land and $0.3 million to deferred taxes.
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
The following table summarizes total consideration, assets acquired and liabilities assumed as of December 31, 2015:

(dollars in thousands)
Consideration Paid
Cash	$29,510
Common stock	142,469
Fair Value of Total Consideration	$171,979

Fair Value of Assets Acquired
Cash and cash equivalents	$13,163
Securities and other investments	11,502
Loans	788,687
Bank owned life insurance	15,974
Premises and equipment	10,855
Core deposit intangible	5,713
Other assets	18,994
Total Assets Acquired	864,888

Fair Value of Liabilities Assumed
Deposits	722,308
Borrowings	82,286
Other liabilities	4,259
Total Liabilities Assumed	808,853
Total Fair Value of Identifiable Net Assets	56,035
Goodwill	$115,944

Loans acquired in the Merger were recorded at fair value with no carryover of the related ALL. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The fair value of the loans acquired was $788.7 million net of a $14.8 million discount. The discount may be accreted to interest income over the remaining contractual life of the loans. Acquired loans included $331.6 million of CRE, $184.2 million of C&I, $92.4 million of commercial construction, $116.9

NOTE 2. BUSINESS COMBINATIONS - continued

million of residential mortgage, $25.6 million of home equity, $36.1 million of installment and other consumer and $1.9 million of consumer construction.
Direct costs related to the Merger were expensed as incurred. During 2015, we recognized $3.2 million of merger related expenses, including $1.3 million for data processing contract termination and system conversion costs, $1.2 million in legal and professional expenses, $0.4 million in severance payments and $0.3 million in other expenses.
The following table presents unaudited pro forma financial information which combines the historical consolidated statements of income of S&T and Integrity to give effect to the Merger as if it had occurred on January 1, 2014, for the periods presented.

	Unaudited Pro Forma Information
(dollars in thousands, except per share data)	2015	2014
Total revenue(1)	$240,581	$232,635
Net income (2)	$68,850	$70,001

Earnings per common share: (2)
Basic	$1.78	$2.02
Diluted	$1.77	$2.02
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

NOTE 3. EARNINGS PER SHARE
The following table reconciles the numerators and denominators of basic and diluted EPS:

	Years ended December 31,
(dollars in thousands, except share and per share data)	2015	2014	2013
Numerator for Earnings per Common Share—Basic:
Net income	$67,081	$57,910	$50,539
Less: Income allocated to participating shares	280	165	147
Net Income Allocated to Common Shareholders	$66,801	$57,745	$50,392
Numerator for Earnings per Common Share—Diluted:
Net income	$67,081	$57,910	$50,539
Denominators:
Weighted Average Common Shares Outstanding—Basic	33,812,990	29,683,103	29,647,231
Add: Dilutive potential common shares	35,092	25,621	35,322
Denominator for Treasury Stock Method—Diluted	33,848,082	29,708,724	29,682,553
Weighted Average Common Shares Outstanding—Basic	33,812,990	29,683,103	29,647,231
Add: Average participating shares outstanding	141,558	84,918	86,490
Denominator for Two-Class Method—Diluted	33,954,548	29,768,021	29,733,721
Earnings per common share—basic	$1.98	$1.95	$1.70
Earnings per common share—diluted	$1.98	$1.95	$1.70
Warrants considered anti-dilutive excluded from dilutive potential common shares - exercise price $31.53 per share, expires January 2019	517,012	517,012	517,012
Stock options considered anti-dilutive excluded from dilutive potential common shares	—	419,538	619,418
Restricted stock considered anti-dilutive excluded from dilutive potential common shares	106,466	59,297	51,169

NOTE 4. FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2015 and 2014. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$14,941	$—	$14,941
Obligations of U.S. government corporations and agencies	—	263,303	—	263,303
Collateralized mortgage obligations of U.S. government corporations and agencies	—	128,835	—	128,835
Residential mortgage-backed securities of U.S. government corporations and agencies	—	40,125	—	40,125
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	69,204	—	69,204
Obligations of states and political subdivisions	—	134,886	—	134,886
Marketable equity securities	—	9,669	—	9,669
Total securities available-for-sale	—	660,963	—	660,963
Trading securities held in a Rabbi Trust	4,021	—	—	4,021
Total securities	4,021	660,963	—	664,984
Derivative financial assets:
Interest rate swaps	—	11,295	—	11,295
Interest rate lock commitments	—	261	—	261
Total Assets	$4,021	$672,519	$—	$676,540
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$11,276	$—	$11,276
Forward sale contracts	—	5	—	5
Total Liabilities	$—	$11,281	$—	$11,281

NOTE 4. FAIR VALUE MEASUREMENTS -- continued

	December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$14,880	$—	$14,880
Obligations of U.S. government corporations and agencies	—	269,285	—	269,285
Collateralized mortgage obligations of U.S. government corporations and agencies	—	118,006	—	118,006
Residential mortgage-backed securities of U.S. government corporations and agencies	—	46,668	—	46,668
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	39,673	—	39,673
Obligations of states and political subdivisions	—	142,702	—	142,702
Marketable equity securities	178	8,881	—	9,059
Total securities available-for-sale	178	640,095	—	640,273
Trading securities held in a Rabbi Trust	3,456	—	—	3,456
Total securities	3,634	640,095	—	643,729
Derivative financial assets:
Interest rate swaps	—	12,981	—	12,981
Interest rate lock commitments	—	235	—	235
Total Assets	$3,634	$653,311	$—	$656,945
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$12,953	$—	$12,953
Forward Sale Contracts	—	57		57
Total Liabilities	$—	$13,010	$—	$13,010
We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market.
We may be required to measure certain assets and liabilities on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2015 and 2014. The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	December 31, 2015				December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Impaired loans	—	—	9,373	9,373	—	—	12,916	12,916
Other real estate owned	—	—	158	158	—	—	117	117
Mortgage servicing rights	—	—	3,396	3,396	—	—	2,934	2,934
Total Assets	$—	$—	$12,927	$12,927	$—	$—	$15,967	$15,967

(1)	This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

NOTE 4. FAIR VALUE MEASUREMENTS -- continued

The carrying values and fair values of our financial instruments at December 31, 2015 and 2014 are presented in the following tables:

		Fair Value Measurements at December 31, 2015
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$99,399	$99,399	$99,399	$—	$—
Securities available-for-sale	660,963	660,963	—	660,963	—
Loans held for sale	35,321	35,500	—	—	35,500
Portfolio loans, net of unearned income	5,027,612	5,001,004	—	—	5,001,004
Bank owned life insurance	70,175	70,175	—	70,175	—
FHLB and other restricted stock	23,032	23,032	—	—	23,032
Trading securities held in a Rabbi Trust	4,021	4,021	4,021	—	—
Mortgage servicing rights	3,237	3,396	—	—	3,396
Interest rate swaps	11,295	11,295	—	11,295	—
Interest rate lock commitments	261	261	—	261	—
LIABILITIES
Deposits	$4,876,611	$4,881,718	$—	$—	$4,881,718
Securities sold under repurchase agreements	62,086	62,086	—	—	62,086
Short-term borrowings	356,000	356,000	—	—	356,000
Long-term borrowings	117,043	117,859	—	—	117,859
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	11,276	11,276	—	11,276	—
Forward sale contracts	5	5	—	5	—

(1)	As reported in the Consolidated Balance Sheets

		Fair Value Measurements at December 31, 2014
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$109,580	$109,580	$109,580	$—	$—
Securities available-for-sale	640,273	640,273	178	640,095	—
Loans held for sale	2,970	2,991	—	—	2,991
Portfolio loans, net of unearned income	3,868,746	3,827,634	—	—	3,827,634
Bank owned life insurance	62,252	62,252	—	62,252	—
FHLB and other restricted stock	15,135	15,135	—	—	15,135
Trading securities held in a Rabbi Trust	3,456	3,456	3,456	—	—
Mortgage servicing rights	2,817	2,934	—	—	2,934
Interest rate swaps	12,981	12,981	—	12,981	—
Interest rate lock commitments	235	235	—	235	—
LIABILITIES
Deposits	$3,908,842	$3,910,342	$—	$—	$3,910,342
Securities sold under repurchase agreements	30,605	30,605	—	—	30,605
Short-term borrowings	290,000	290,000	—	—	290,000
Long-term borrowings	19,442	20,462	—	—	20,462
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	12,953	12,953	—	12,953	—
Forward sale contracts	57	57	—	57	—

(1)	As reported in the Consolidated Balance Sheets

NOTE 5. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Board of Governors of the Federal Reserve System, or the Federal Reserve, imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the Federal Reserve. The required reserves averaged $44.1 million for the year ended 2015, $41.8 million for the year ended 2014 and $39.7 million for the year ended 2013.
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

NOTE 7. SECURITIES AVAILABLE-FOR-SALE
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	December 31, 2015				December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$14,914	$27	$—	$14,941	$14,873	$7	$—	$14,880
Obligations of U.S. government corporations and agencies	262,045	1,825	(567)	263,303	268,029	2,334	(1,078)	269,285
Collateralized mortgage obligations of U.S. government corporations and agencies	128,458	693	(316)	128,835	116,897	1,257	(148)	118,006
Residential mortgage-backed securities of U.S. government corporations and agencies	39,185	1,091	(151)	40,125	45,274	1,548	(154)	46,668
Commercial mortgage-backed securities of U.S. government corporations and agencies	69,697	183	(676)	69,204	39,834	232	(393)	39,673
Obligations of states and political subdivisions	128,904	5,988	(6)	134,886	136,977	5,789	(64)	142,702
Debt Securities	643,203	9,807	(1,716)	651,294	621,884	11,167	(1,837)	631,214
Marketable equity securities	7,579	2,090	—	9,669	7,579	1,480	—	9,059
Total	$650,782	$11,897	$(1,716)	$660,963	$629,463	$12,647	$(1,837)	$640,273
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Gross realized gains	$—	$41	$5
Gross realized losses	(34)	—	—
Net Realized (Losses) Gains	$(34)	$41	$5
The following tables present the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	December 31, 2015
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	10	$88,584	$(379)	2	$14,542	$(188)	12	$103,126	$(567)
Collateralized mortgage obligations of U.S. government corporations and agencies	6	61,211	(316)	—	—	—	6	61,211	(316)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	7,993	(151)	—	—	—	1	7,993	(151)
Commercial mortgage-backed securities of U.S. government corporations and agencies	5	50,839	(450)	1	9,472	(226)	6	60,311	(676)
Obligations of states and political subdivisions	1	5,370	(6)	—	—	—	1	5,370	(6)
Total Temporarily Impaired Securities	23	$213,997	$(1,302)	3	$24,014	$(414)	26	$238,011	$(1,716)

NOTE 7. SECURITIES AVAILABLE-FOR-SALE -- continued

	December 31, 2014
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	4	$39,745	$(207)	8	$63,149	$(871)	12	$102,894	$(1,078)
Collateralized mortgage obligations of U.S. government corporations and agencies	1	9,323	(148)	—	—	—	1	9,323	(148)
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	1	8,982	(154)	1	8,982	(154)
Commercial mortgage-backed securities of U.S. government corporations and agencies	1	9,998	(25)	2	20,640	(368)	3	30,638	(393)
Obligations of states and political subdivisions	1	263	(1)	2	10,756	(63)	3	11,019	(64)
Total Temporarily Impaired Securities	7	$59,329	$(381)	13	$103,527	$(1,456)	20	$162,856	$(1,837)

We do not believe any individual unrealized loss as of December 31, 2015 represents an other than temporary impairment, or OTTI. As of December 31, 2015, the unrealized losses on 26 debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There were no unrealized losses on marketable equity securities at either December 31, 2015 or 2014. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.
The following table displays net unrealized gains and losses, net of tax on securities available for sale included in accumulated other comprehensive income/(loss) for the periods presented:

	December 31, 2015			December 31, 2014
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
Total unrealized gains (losses) on securities available for sale	$11,897	$(1,716)	$10,181	$12,647	$(1,837)	$10,810
Income tax expense (benefit)	4,164	(601)	3,563	4,426	(643)	3,783
Net unrealized gains (losses), net of tax included in accumulated other comprehensive income(loss)	$7,733	$(1,115)	$6,618	$8,221	$(1,194)	$7,027
The amortized cost and fair value of securities available-for-sale at December 31, 2015 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$46,329	$46,510
Due after one year through five years	222,838	224,334
Due after five years through ten years	56,934	58,793
Due after ten years	79,762	83,493
	405,863	413,130
Collateralized mortgage obligations of U.S. government corporations and agencies	128,458	128,835
Residential mortgage-backed securities of U.S. government corporations and agencies	39,185	40,125
Commercial mortgage-backed securities of U.S. government corporations and agencies	69,697	69,204
Debt Securities	643,203	651,294
Marketable equity securities	7,579	9,669
Total	$650,782	$660,963

NOTE 7. SECURITIES AVAILABLE-FOR-SALE -- continued

At December 31, 2015 and 2014, securities with carrying values of $278.4 million and $289.1 million were pledged for various regulatory and legal requirements.

NOTE 8. LOANS AND LOANS HELD FOR SALE
Loans are presented net of unearned income of $3.2 million and $2.1 million at December 31, 2015 and 2014 and net of a discount related to purchase accounting fair value adjustments of $10.9 million and $2.0 million at December 31, 2015 and December 31, 2014. The following table indicates the composition of the acquired and originated loans as of the dates presented:

	December 31,
(dollars in thousands)	2015	2014
Commercial
Commercial real estate	$2,166,603	$1,682,236
Commercial and industrial	1,256,830	994,138
Commercial construction	413,444	216,148
Total Commercial Loans	3,836,877	2,892,522
Consumer
Residential mortgage	639,372	489,586
Home equity	470,845	418,563
Installment and other consumer	73,939	65,567
Consumer construction	6,579	2,508
Total Consumer Loans	1,190,735	976,224
Total Portfolio Loans	5,027,612	3,868,746
Loans held for sale	35,321	2,970
Total Loans	$5,062,933	$3,871,716

As of December 31, 2015, our acquired loans from the Merger were $673.3 million including $293.2 million of CRE, $167.7 million of C&I, $69.2 million of commercial construction, $115.6 million of residential mortgage, $27.5 million of home equity, installment and other consumer construction. These acquired loans decreased from the original fair value on March, 2015 of $788.7 million, including $331.6 million of CRE, $184.2 million of C&I, $92.4 million of commercial construction, $116.9 million of residential mortgage, $25.6 million of home equity, $36.1 million of installment and other consumer and $1.9 million of consumer construction.
As of December 31, 2015, we had $35.3 million of loans held for sale, which included $23.3 million related to the decision to sell our credit card portfolio and the remaining balance related to mortgages held for sale.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by monitoring the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 76 percent of total portfolio loans at December 31, 2015 and 75 percent of total portfolio loans at December 31, 2014. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $2.6 billion or 67 percent of total commercial loans and 51 percent of total portfolio loans at December 31, 2015 and 66 percent of total commercial loans and 49 percent of total portfolio loans at December 31, 2014. Of the $2.6 billion of CRE and Commercial Construction loans, $424.0 million were added as a result of the Merger. Further segmentation of the CRE and Commercial Construction portfolios by industry and collateral type reveal no concentration in excess of seven percent of total loans at either December 31, 2015 or December 31, 2014.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area resulting in a geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Management believes underwriting guidelines, active monitoring of economic conditions and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio. Our CRE and Commercial Construction portfolios have out-of-market exposure of 5.8 percent of the combined portfolio and 3.0 percent of total loans at December 31, 2015 and 8.0 percent of the combined portfolio and 3.9 percent of total loans at December 31, 2014.

NOTE 8. LOANS AND LOANS HELD FOR SALE -- continued

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
The following table summarizes the restructured loans as of the dates presented:

	December 31, 2015			December 31, 2014
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$6,822	$3,548	$10,370	$16,939	$2,180	$19,119
Commercial and industrial	6,321	1,570	7,891	8,074	356	8,430
Commercial construction	5,013	1,265	6,278	5,736	1,869	7,605
Residential mortgage	2,590	665	3,255	2,839	459	3,298
Home equity	3,184	523	3,707	3,342	562	3,904
Installment and other consumer	25	88	113	53	10	63
Total	$23,955	$7,659	$31,614	$36,983	$5,436	$42,419

NOTE 8. LOANS AND LOANS HELD FOR SALE -- continued

The following tables present the restructured loans for the 12 months ended December 31:

	2015
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	2	$2,851	$1,841	$(1,010)
Maturity date extension	3	438	427	(11)
Commercial and industrial
Principal deferral	6	661	363	(298)
Maturity date extension	2	824	728	(96)
Commercial construction
Maturity date extension	3	1,434	1,432	(2)
Residential mortgage
Maturity date extension	8	545	265	(280)
Maturity date extension and interest rate reduction	1	207	205	(2)
Chapter 7 bankruptcy(2)	7	428	226	(202)
Home equity
Maturity date extension	1	71	70	(1)
Maturity date extension and interest rate reduction	3	203	201	(2)
Chapter 7 bankruptcy(2)	23	619	576	(43)
Installment and other consumer
Chapter 7 bankruptcy(2)	1	9	4	(5)
Total by Concession Type
Principal deferral	8	3,512	2,204	(1,308)
Maturity date extension and interest rate reduction	4	410	406	(4)
Maturity date extension	17	3,312	2,922	(390)
Chapter 7 bankruptcy(2)	31	1,056	806	(250)
Total	60	$8,290	$6,338	$(1,952)

(1)
Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

(2)	Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

NOTE 8. LOANS AND LOANS HELD FOR SALE -- continued

	2014
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	4	$1,991	$1,965	$(26)
Commercial and industrial
Principal deferral	2	381	356	(25)
Commercial construction
Maturity date extension	1	1,019	974	(45)
Residential mortgage
Chapter 7 bankruptcy(2)	9	651	634	(17)
Home Equity
Maturity date extension and interest rate reduction	2	96	95	(1)
Maturity date extension	6	349	348	(1)
Chapter 7 bankruptcy(2)	15	432	382	(50)
Installment and other consumer
Chapter 7 bankruptcy(2)	5	30	23	(7)
Total by Concession Type
Principal deferral	6	2,372	2,321	(51)
Maturity date extension and interest rate reduction	2	96	95	(1)
Maturity date extension	7	1,368	1,322	(46)
Chapter 7 bankruptcy(2)	29	1,113	1,039	(74)
Total	44	$4,949	$4,777	$(172)

(1)
Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.

(2)	Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
During 2015, we modified 39 loans that were not considered to be TDRs, including 11 C&I loans for $7.8 million, 14 Commercial Construction loans for $8.5 million, eight CRE loans for $6.1 million, four Home Equity loans for $0.4 million and two Residential Real Estate loans for $0.1 million. The modifications primarily represented instances where we were adequately compensated through additional collateral or a higher interest rate or there was an insignificant delay in payment. As of December 31, 2015, we have no commitments to lend additional funds on any TDRs.
We returned eight TDRs to accruing status during the twelve months ended December 31, 2015 totaling $0.4 million. We returned nine TDRs to accruing status during 2014 totaling $1.9 million.
Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. The following tables present a summary of TDRs which defaulted during the years ended December 31, 2015 and 2014 that had been restructured within the last 12 months prior to defaulting:

	Defaulted TDRs
	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	—	—	—	—
Residential real estate	—	—	1	20
Home equity	—	—	2	44
Total	—	$—	3	$64

NOTE 8. LOANS AND LOANS HELD FOR SALE -- continued

The following table is a summary of nonperforming assets as of the dates presented:

	December 31,
(dollars in thousands)	2015	2014
Nonperforming Assets
Nonaccrual loans	$27,723	$7,021
Nonaccrual TDRs	7,659	5,436
Total nonaccrual loans	35,382	12,457
OREO	354	166
Total Nonperforming Assets	$35,736	$12,623
The increase in NPAs during 2015 was primarily due to subsequent deterioration on acquired loans since the acquisition date and a $4.7 million C&I loan. Included in the total NPAs of $35.7 million is approximately $16.3 million of loans from the Merger.
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
The following table presents a summary of the aggregate amount of loans to any such persons as of December 31:

(dollars in thousands)	2015	2014
Balance at beginning of year	$27,368	$23,848
New loans	24,743	27,799
Repayments	(27,594)	(24,279)
Balance at End of Year	$24,517	$27,368

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

NOTE 9. ALLOWANCE FOR LOAN LOSSES -- continued

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
The ALL methodology for groups of loans collectively evaluated for impairment is comprised of both a quantitative and qualitative analysis. A key assumption in the quantitative component of the reserve is LEP. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is confirmed. Another key assumption is LBP, which represents the historical data period utilized to calculate loss rates.
Management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, nonperforming status and changes in risk ratings on a monthly basis.
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	December 31, 2015
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,145,655	$11,602	$627	$8,719	$20,948	$2,166,603
Commercial and industrial	1,244,802	2,453	296	9,279	12,028	1,256,830
Commercial construction	401,084	3,517	90	8,753	12,360	413,444
Residential mortgage	631,085	1,728	930	5,629	8,287	639,372
Home equity	465,055	2,365	523	2,902	5,790	470,845
Installment and other consumer	73,486	242	111	100	453	73,939
Consumer construction	6,579	—	—	—	—	6,579
Loans held for sale	35,179	94	48	—	142	35,321
Total	$5,002,925	$22,001	$2,625	$35,382	$60,008	$5,062,933

	December 31, 2014
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due Loans	Total Loans
Commercial real estate	$1,674,930	$2,548	$323	$4,435	$7,306	$1,682,236
Commercial and industrial	991,136	1,227	153	1,622	3,002	994,138
Commercial construction	214,174	—	—	1,974	1,974	216,148
Residential mortgage	485,465	565	1,220	2,336	4,121	489,586
Home equity	414,303	1,756	445	2,059	4,260	418,563
Installment and other consumer	65,111	352	73	31	456	65,567
Consumer construction	2,508	—	—	—	—	2,508
Loans held for sale	2,970	—	—	—	—	2,970
Total	$3,850,597	$6,448	$2,214	$12,457	$21,119	$3,871,716
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

NOTE 9. ALLOWANCE FOR LOAN LOSSES -- continued

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
The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	December 31, 2015
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,094,851	96.7%	$1,182,685	94.1%	$375,808	90.9%	$3,653,344	95.2%
Special mention	19,938	0.9%	43,896	3.5%	19,846	4.8%	83,680	2.2%
Substandard	51,814	2.4%	30,249	2.4%	17,790	4.3%	99,853	2.6%
Total	$2,166,603	100.0%	$1,256,830	100.0%	$413,444	100.0%	$3,836,877	100.0%

	December 31, 2014
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$1,635,132	97.2%	$948,663	95.4%	$196,520	90.9%	$2,780,315	96.1%
Special mention	23,597	1.4%	30,357	3.1%	12,014	5.6%	65,968	2.3%
Substandard	23,507	1.4%	15,118	1.5%	7,614	3.5%	46,239	1.6%
Total	$1,682,236	100.0%	$994,138	100.0%	$216,148	100.0%	$2,892,522	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	December 31, 2015
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$633,743	99.1%	$467,943	99.4%	$73,839	99.8%	$6,579	100.0%	$1,182,104	99.3%
Nonperforming	5,629	0.9%	2,902	0.6%	100	0.2%	—	—%	8,631	0.7%
Total	$639,372	100.0%	$470,845	100.0%	$73,939	100.0%	$6,579	100.0%	$1,190,735	100.0%

	December 31, 2014
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$487,250	99.5%	$416,504	99.5%	$65,536	99.9%	$2,508	100.0%	$971,798	99.5%
Nonperforming	2,336	0.5%	2,059	0.5%	31	0.1%	—	—%	4,426	0.5%
Total	$489,586	100.0%	$418,563	100.0%	$65,567	100.0%	$2,508	100.0%	$976,224	100.0%
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

NOTE 9. ALLOWANCE FOR LOAN LOSSES -- continued

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	December 31, 2015			December 31, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—	—
Commercial construction	500	1,350	3	—	—	—
Consumer real estate	116	116	32	43	43	43
Other consumer	2	2	2	20	20	11
Total with a Related Allowance Recorded	618	1,468	37	63	63	54
Without a related allowance recorded:
Commercial real estate	12,661	13,157	—	19,890	25,262	—
Commercial and industrial	14,417	15,220	—	9,218	9,449	—
Commercial construction	10,998	14,200	—	7,605	11,293	—
Consumer real estate	6,845	7,521	—	7,159	7,733	—
Other consumer	111	188	—	42	48	—
Total without a Related Allowance Recorded	45,032	50,286	—	43,914	53,785	—
Total:
Commercial real estate	12,661	13,157	—	19,890	25,262	—
Commercial and industrial	14,417	15,220	—	9,218	9,449	—
Commercial construction	11,498	15,550	3	7,605	11,293	—
Consumer real estate	6,961	7,637	32	7,202	7,776	43
Other consumer	113	190	2	62	68	11
Total	$45,650	$51,754	$37	$43,977	$53,848	$54
As of December 31, 2015, we had $45.7 million of impaired loans which included $9.9 million of acquired loans that experienced credit deterioration since the acquisition date.

NOTE 9. ALLOWANCE FOR LOAN LOSSES -- continued

The following table summarizes investments in loans considered to be impaired and related information on those impaired loans for the years presented:

	For the Year Ended
	December 31, 2015		December 31, 2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Commercial construction	834	—	—	—
Consumer real estate	120	7	48	4
Other consumer	2	—	24	2
Total with a Related Allowance Recorded	956	7	72	6
Without a related allowance recorded:
Commercial real estate	14,622	597	20,504	684
Commercial and industrial	14,416	450	9,246	241
Commercial construction	10,581	329	8,145	227
Consumer real estate	6,902	364	7,027	396
Other consumer	117	1	56	2
Total without a Related Allowance Recorded	46,638	1,741	44,978	1,550
Total:
Commercial real estate	14,622	597	20,504	684
Commercial and industrial	14,416	450	9,246	241
Commercial construction	11,415	329	8,145	227
Consumer real estate	7,022	371	7,075	400
Other consumer	119	1	80	4
Total	$47,594	$1,748	$45,050	$1,556
The following tables detail activity in the ALL for the periods presented:

	2015
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of year	$20,164	$13,668	$6,093	$6,333	$1,653	$47,911
Charge-offs	(2,787)	(5,463)	(3,321)	(2,167)	(1,528)	(15,266)
Recoveries	3,545	605	143	495	326	5,114
Net Recoveries (Charge-offs)	758	(4,858)	(3,178)	(1,672)	(1,202)	(10,152)
Provision for loan losses	(5,879)	2,043	9,710	3,739	775	10,388
Balance at End of Year	$15,043	$10,853	$12,625	$8,400	$1,226	$48,147

	2014
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of year	$18,921	$14,433	$5,374	$6,362	$1,165	$46,255
Charge-offs	(2,041)	(1,267)	(712)	(1,200)	(1,133)	(6,353)
Recoveries	1,798	3,647	146	350	353	6,294
Net (Charge-offs)/ Recoveries	(243)	2,380	(566)	(850)	(780)	(59)
Provision for loan losses	1,486	(3,145)	1,285	821	1,268	1,715
Balance at End of Year	$20,164	$13,668	$6,093	$6,333	$1,653	$47,911
Loans acquired in the Merger were recorded at fair value with no carryover of the ALL. As of December 31, 2015, acquired loans from the Merger of $673.3 million were outstanding, which decreased from $788.7 million at the Merger date.

NOTE 9. ALLOWANCE FOR LOAN LOSSES -- continued

Additional credit deterioration on acquired loans during 2015, in excess of the original credit discount embedded in the fair value determination on the date of acquisition, was recognized in the ALL through the provision for loan losses.
The following tables present the ALL and recorded investments in loans by category as of December 31:

	2015
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$15,043	$15,043	$12,661	$2,153,942	$2,166,603
Commercial and industrial	—	10,853	10,853	14,417	1,242,413	1,256,830
Commercial construction	3	12,622	12,625	11,498	401,946	413,444
Consumer real estate	32	8,368	8,400	6,961	1,109,835	1,116,796
Other consumer	2	1,224	1,226	113	73,826	73,939
Total	$37	$48,110	$48,147	$45,650	$4,981,962	$5,027,612

	2014
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$20,164	$20,164	$19,890	$1,662,346	$1,682,236
Commercial and industrial	—	13,668	13,668	9,218	984,920	994,138
Commercial construction	—	6,093	6,093	7,605	208,543	216,148
Consumer real estate	43	6,290	6,333	7,202	903,455	910,657
Other consumer	11	1,642	1,653	62	65,505	65,567
Total	$54	$47,857	$47,911	$43,977	$3,824,769	$3,868,746

NOTE 10. PREMISES AND EQUIPMENT
The following table is a summary of premises and equipment as of the dates presented:

	December 31,
(dollars in thousands)	2015	2014
Land	$8,699	$6,193
Premises	52,968	44,690
Furniture and equipment	29,543	26,661
Leasehold improvements	7,186	6,545
	98,396	84,089
Accumulated depreciation	(49,269)	(45,923)
Total	$49,127	$38,166
Depreciation expense related to premises and equipment was $4.7 million in 2015, $3.5 million in 2014 and $3.5 million in 2013.
Certain banking facilities are leased under arrangements expiring at various dates until the year 2054. We account for these leases on a straight-line basis due to escalation clauses. All leases are accounted for as operating leases, except for one capital lease. Rental expense for premises amounted to $3.9 million, $2.7 million and $2.5 million in 2015, 2014 and 2013. Included in the rental expense for premises are leases entered into with two S&T directors, which totaled $0.2 million each year in 2015, 2014 and 2013.

NOTE 10. PREMISES AND EQUIPMENT -- continued

Minimum annual rental and renewal option payments for each of the following five years and thereafter are approximately:

(dollars in thousands)	Operating	Capital	Total
2016	$2,860	$76	$2,936
2017	2,895	76	2,971
2018	2,899	76	2,975
2019	2,913	77	2,990
2020	2,857	77	2,934
Thereafter	53,107	610	53,717
Total	$67,531	$992	$68,523

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents goodwill as of the dates presented:

	December 31,
(dollars in thousands)	2015	2014
Balance at beginning of year	$175,820	$175,820
Additions	115,944	—
Balance at End of Year	$291,764	$175,820
Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Additional goodwill of $115.9 million was recorded during 2015, for our acquisition of Integrity. Refer to Note 2 Business Combinations for further details on the Integrity acquisition. There were no additions to goodwill in 2014.
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
The following table shows a summary of intangible assets as of the dates presented:

	December 31,
(dollars in thousands)	2015	2014
Gross carrying amount at beginning of year	$16,401	$16,401
Additions	5,713	—
Accumulated amortization	(15,589)	(13,770)
Balance at End of Year	$6,525	$2,631
Intangible assets as of December 31, 2015 consisted of $6.1 million for core deposits, $0.1 million for wealth management relationships and $0.4 million for insurance contract relationships resulting from acquisitions. The addition of $5.7 million during 2015 was due to the core deposit intangible asset related to the acquisition of Integrity. We determined the amount of identifiable intangible assets based upon independent core deposit, wealth management and insurance contract valuations. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. There were no triggering events in 2015 requiring an impairment analysis to be completed.
Amortization expense on finite-lived intangible assets totaled $1.8 million, $1.1 million and $1.6 million for 2015, 2014 and 2013. The following is a summary of the expected amortization expense for finite-lived intangibles assets, assuming no new additions, for each of the five years following December 31, 2015:

(dollars in thousands)	Amount
2016	$1,433
2017	1,149
2018	668
2019	561
2020	475
Total	$4,286

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS -- continued

NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table indicates the amount representing the value of derivative assets and derivative liabilities at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2015	2014	2015	2014
Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts—Commercial Loans
Fair value	$11,295	$12,981	$11,276	$12,953
Notional amount	245,595	245,152	245,595	245,152
Collateral posted	—	—	12,753	12,059
Interest Rate Lock Commitments—Mortgage Loans
Fair value	261	235	—	—
Notional amount	9,894	8,822	—	—
Forward Sale Contracts—Mortgage Loans
Fair value	—	—	5	57
Notional amount	—	—	9,800	7,789
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2015	2014	2015	2014
Derivatives not Designated as Hedging Instruments
Gross amounts recognized	$11,295	$13,203	$11,276	$13,175
Gross amounts offset	—	(222)	—	(222)
Net amounts presented in the Consolidated Balance Sheets	11,295	12,981	11,276	12,953
Gross amounts not offset(1)	—	—	(12,573)	(12,059)
Net Amount	$11,295	$12,981	$(1,297)	$894

(1)	Amounts represent posted collateral.
The following table indicates the gain or loss recognized in income on derivatives for the years ended December 31:

(dollars in thousands)	2015	2014	2013
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(8)	$(24)	$(174)
Interest rate lock commitments—mortgage loans	26	150	(382)
Forward sale contracts—mortgage loans	52	(90)	82
Total Derivative Gain (Loss)	$70	$36	$(474)

NOTE 13. MORTGAGE SERVICING RIGHTS
For the years ended December 31, 2015, 2014 and 2013, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $76.8 million, $40.1 million and $62.9 million. At December 31, 2015, 2014 and 2013 our servicing portfolio totaled $361.2 million, $325.8 million and $327.4 million.
The following table indicates MSRs and the net carrying values:

(dollars in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value
Balance at December 31, 2013	$3,208	$(289)	$2,919
Additions	431	—	431
Amortization	(531)	—	(531)
Temporary (impairment) recapture	—	(2)	(2)
Balance at December 31, 2014	$3,108	$(291)	$2,817
Additions	856	—	856
Amortization	(538)	—	(538)
Temporary (impairment) recapture	—	102	102
Balance at December 31, 2015	$3,426	$(189)	$3,237

NOTE 14. QUALIFIED AFFORDABLE HOUSING
We invest in affordable housing projects primarily to satisfy our Community Reinvestment Act requirements. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. Our total investment in qualified affordable housing projects was $15.0 million at December 31, 2015 and $18.6 million at December 31, 2014. We had no open commitments to fund current or future investments in qualified affordable housing projects at December 31, 2015 or December 31, 2014. Amortization expense, included in other noninterest expense in the Consolidated Statements of Net Income, was $3.6 million for December 31, 2015 and $4.1 million for both December 31, 2014 and 2013. Amortization expense was offset by tax credits of $4.0 million for December 31, 2015 and $4.3 million for both December 31, 2014 and 2013, as a reduction to our federal tax provision.

NOTE 15. DEPOSITS
The following table presents the composition of deposits at December 31 and interest expense for the years ended December 31:

	2015		2014		2013
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$1,227,766	$—	$1,083,919	$—	$992,779	$—
Interest-bearing demand	616,188	818	335,099	19	312,790	75
Money market	605,184	1,299	376,612	572	281,403	446
Savings	1,061,265	1,712	1,027,095	1,607	994,805	1,735
Certificates of deposit	1,366,208	9,115	1,086,117	7,930	1,090,531	9,150
Total	$4,876,611	$12,944	$3,908,842	$10,128	$3,672,308	$11,406
The aggregate of all certificates of deposit over $100,000, including CDARS, amounted to $521.6 million and $382.2 million at December 31, 2015 and 2014.
The following table indicates the scheduled maturities of certificates of deposit at December 31, 2015:

(dollars in thousands)	Amount
2016	$870,679
2017	304,820
2018	102,886
2019	37,742
2020	41,808
Thereafter	8,273
Total	$1,366,208

NOTE 16. SHORT-TERM BORROWINGS
Short-term borrowings are for terms under one year and were comprised of REPOs and FHLB advances. REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation, or FDIC. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. Securities with a total carrying value of $67.0 million at December 31, 2015 and $35.6 million at December 31, 2014 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily.
The following table represents the composition of short-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

	2015			2014			2013
(dollars in thousands)	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense
REPOs	$62,086	0.01%	$4	$30,605	0.01%	$3	$33,847	0.01%	$62
FHLB advances	356,000	0.52%	932	290,000	0.31%	511	140,000	0.30%	279
Total Short-term Borrowings	$418,086	0.44%	$936	$320,605	0.27%	$514	$173,847	0.24%	$341

NOTE 17. LONG-TERM BORROWINGS AND SUBORDINATED DEBT
Long-term borrowings are for original terms greater than or equal to one year and were comprised of FHLB advances, a capital lease and junior subordinated debt securities. Our long-term borrowings at the Pittsburgh FHLB were $117.0 million as of December 31, 2015 and $19.3 million as of December 31, 2014. FHLB borrowings are secured by a blanket lien on residential mortgages and other real estate secured loans. Total loans pledged as collateral at the FHLB were $2.8 billion at December 31, 2015. We were eligible to borrow up to an additional $1.4 billion based on qualifying collateral, to a maximum borrowing capacity of $1.9 billion at December 31, 2015.
The following table represents the balance of long-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

(dollars in thousand)	2015	2014	2013
Long-term borrowings	$117,043	$19,442	$21,810
Weighted average interest rate	0.81%	3.00%	3.01%
Interest expense	$790	$617	$746
Scheduled annual maturities and average interest rates for all of our long-term debt, including a capital lease of $0.2 million, for each of the five years and thereafter subsequent to December 31, 2015 are as follows:

(dollars in thousands)	Balance	Average Rate
2016	$102,330	0.52%
2017	2,412	3.52%
2018	2,496	3.60%
2019	2,514	3.13%
2020	2,004	3.22%
Thereafter	5,287	1.85%
Total	$117,043	0.81%
Junior Subordinated Debt Securities
The following table represents the composition of junior subordinated debt securities at December 31 and the interest expense for the years ended December 31:

	2015		2014		2013
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
2006 Junior subordinated debt	$25,000	$554	$25,000	$463	$25,000	$475
2008 Junior subordinated debt—trust preferred securities	20,619	773	20,619	759	20,619	770
2008 Junior subordinated debt	—	—	—	—	—	422
2008 Junior subordinated debt	—	—	—	—	—	403
Total	$45,619	$1,327	$45,619	$1,222	$45,619	$2,070

NOTE 17. LONG-TERM BORROWINGS AND SUBORDINATED DEBT -- continued

The following table summarizes the key terms of our junior subordinated debt securities:

(dollars in thousands)	2006 Junior Subordinated Debt	2008 Trust Preferred Securities	2008 Junior Subordinated Debt	2008 Junior Subordinated Debt
Junior Subordinated Debt	$25,000	—	$20,000	$25,000
Trust Preferred Securities	—	$20,619	—	—
Stated Maturity Date	12/15/2036	3/15/2038	6/15/2018	5/30/2018
Optional redemption date at par	Any time after 9/15/2011	Any time after 3/15/2013	Any time after 6/15/2013	Any time after 5/30/2013
Regulatory Capital	Tier 2	Tier 1	Tier 2	Tier 2
Interest Rate	3 month LIBOR plus 160 bps	3 month LIBOR plus 350 bps	3 month LIBOR plus 350 bps	3 month LIBOR plus 250 bps
Interest Rate at December 31, 2015	2.11%	4.01%	—%	—%
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
We repaid $45.0 million of junior subordinated debt in June of 2013 because of its diminishing regulatory capital benefit and the future positive impact on net interest income. We replaced the funding primarily with FHLB short-term advances.
On March 4, 2015 we assumed a $13.5 million junior subordinated debt from the acquisition of Integrity. On March 5, 2015, we paid off $8.5 million and on June 18, 2015, we paid off the remaining $5.0 million.

NOTE 18. COMMITMENTS AND CONTINGENCIES
Commitments
The following table sets forth our commitments and letters of credit as of the dates presented:

	December 31,
(dollars in thousands)	2015	2014
Commitments to extend credit	$1,619,854	$1,158,628
Standby letters of credit	97,676	73,584
Total	$1,717,530	$1,232,212
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
Our allowance for unfunded loan commitments totaled $2.5 million at December 31, 2015 and $2.3 million at December 31, 2014.
We have future commitments with third party vendors for data processing and communication charges. Data processing and communication expense was $11.7 million, $9.8 million and $9.5 million for 2015, 2014 and 2013. Included in expense was $1.3 million of one-time merger related expenses in 2015, no data processing and communication merger related expenses in 2014 and $0.8 million in one-time merger related expenses in 2013.
The following table sets forth the future estimated payments related to data processing and communication charges for each of the five years following December 31, 2015:

(dollars in thousands)	Total
2016	$11,360
2017	11,743
2018	12,123
2019	12,527
2020	12,951
Total	$60,704
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

NOTE 19. INCOME TAXES
Income tax expense (benefit) for the years ended December 31 is comprised of:

(dollars in thousands)	2015	2014	2013
Current	$24,825	$15,979	$16,836
Deferred	(427)	1,536	(2,358)
Total	$24,398	$17,515	$14,478
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

NOTE 19. INCOME TAXES -- continued

The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%
Low income housing tax credits	(4.4)%	(5.8)%	(6.8)%
Tax-exempt interest	(4.1)%	(4.6)%	(4.5)%
Bank owned life insurance	(0.8)%	(0.8)%	(1.0)%
Other	1.0%	(0.6)%	(0.4)%
Effective Tax Rate	26.7%	23.2%	22.3%
Significant components of our temporary differences were as follows at December 31:

(dollars in thousands)	2015	2014
Deferred Tax Liabilities:
Net unrealized holding gains on securities available-for-sale	$(3,563)	$(3,783)
Prepaid pension	(2,865)	(3,472)
Deferred loan income	(2,847)	(2,165)
Purchase accounting adjustments	—	(631)
Depreciation on premises and equipment	(1,226)	(1,590)
Other	(809)	(812)
Total Deferred Tax liabilities	(11,310)	(12,453)
Deferred Tax Assets:
Allowance for loan losses	17,740	17,567
Purchase accounting adjustments	1,298	—
Other employee benefits	2,556	2,453
Low income housing partnerships	4,531	4,049
Net adjustment to funded status of pension	12,425	11,089
Impairment of securities	1,354	1,313
State net operating loss carryforwards	2,670	2,249
Other	6,155	4,668
Gross Deferred Tax Assets	48,729	43,388
Less: Valuation allowance	(2,670)	(2,249)
Total Deferred Tax Assets	46,059	41,139
Net Deferred Tax Asset	$34,749	$28,686
The Merger accounted for $12.6 million of gross deferred tax items contributing approximately $4.2 million to the increase in net deferred tax assets of $6.1 million at December 31, 2015.
We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the deferred tax assets. Except for Pennsylvania net operating losses, or NOLs, we have determined that a valuation allowance is unnecessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The valuation allowance is reviewed quarterly and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets were reduced by a valuation allowance of $2.7 million in 2015 related to Pennsylvania income tax NOLs. The Pennsylvania NOL carryforwards total $26.7 million and will expire in the years 2020-2035.

NOTE 19. INCOME TAXES -- continued

Unrecognized Tax Benefits
The following table reconciles the change in Federal and State gross unrecognized tax benefits, or UTB, for the years ended December 31:

(dollars in thousands)	2015	2014	2013
Balance at beginning of year	$284	$1,902	$978
Prior period tax positions
Increase	818	55	924
Decrease	—	(1,673)	—
Current period tax positions	—	—	—
Reductions for statute of limitations expirations	—	—	—
Balance at End of Year	$1,102	$284	$1,902
Amount That Would Impact the Effective Tax Rate if Recognized	$542	$184	$148
We classify interest and penalties as an element of tax expense. We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2015, no significant changes to UTB are projected, however, tax audit examinations are possible. The UTB balance for the years ended December 31 include a cumulative amount of $0.1 million related to interest as of December 31, 2015 and 2014 and a cumulative amount of $0.3 million related to interest as of December 31, 2013 in the Consolidated Balance Sheets. We recognized an insignificant amount of interest in 2015 and 2014 and $0.2 million of interest in 2013 in the Consolidated Statements of Net Income.
As of December 31, 2015, all income tax returns filed for the tax years 2012 through 2014 remain subject to examination by the IRS. Currently, our income tax return for the 2013 tax year is under examination by the IRS. We do not expect that the results of this examination will have a material effect on our financial condition or results of operations.
NOTE 20. TAX EFFECTS ON OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the tax effects of the components of other comprehensive income (loss) for the years ended December 31:

(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2015
Net change in unrealized gains on securities available-for-sale	$(663)	$232	$(431)
Net available-for-sale securities losses reclassified into earnings	34	(12)	22
Adjustment to funded status of employee benefit plans	(3,551)	1,336	(2,215)
Other Comprehensive Income (Loss)	$(4,180)	$1,556	$(2,624)
2014
Net change in unrealized losses on securities available-for-sale	$11,825	$(4,139)	$7,686
Net available-for-sale securities gains reclassified into earnings	(41)	15	(26)
Adjustment to funded status of employee benefit plans	(13,394)	4,595	(8,799)
Other Comprehensive Income (Loss)	$(1,610)	$471	$(1,139)
2013
Net change in unrealized gains on securities available-for-sale	$(16,928)	$5,925	$(11,003)
Net available-for-sale securities gains reclassified into earnings	(5)	2	(3)
Adjustment to funded status of employee benefit plans	18,299	(6,405)	11,894
Other Comprehensive Income (Loss)	$1,366	$(478)	$888

NOTE 21. EMPLOYEE BENEFITS
We maintain a qualified defined benefit pension plan, or Plan, covering substantially all employees hired prior to January 1, 2008. The benefits are based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years. Contributions are intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future.
The following table summarizes the activity in the benefit obligation and Plan assets deriving the funded status, which is recorded in other liabilities in the Consolidated Balance Sheets:

(dollars in thousands)	2015	2014
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$113,124	$95,969
Service cost	2,601	2,369
Interest cost	4,425	4,470
Actuarial (gain) loss	(4,257)	16,020
Benefits paid	(6,146)	(5,704)
Projected Benefit Obligation at End of Year	$109,747	$113,124
Change in Plan Assets
Fair value of plan assets at beginning of year	$93,486	$89,556
Actual return on plan assets	(2,755)	9,634
Benefits paid	(6,146)	(5,704)
Fair Value of Plan Assets at End of Year	$84,585	$93,486
Funded Status	$(25,162)	$(19,638)
The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) at December 31:

(dollars in thousands)	2015	2014
Prior service credit	$(1,029)	$(1,167)
Net actuarial loss	34,376	30,726
Total (Before Tax Effects)	$33,347	$29,559
Below are the actuarial weighted average assumptions used in determining the benefit obligation:

	2015	2014
Discount rate	4.25%	4.00%
Rate of compensation increase	3.00%	3.00%
The following table summarizes the components of net periodic pension cost and other changes in Plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31:

(dollars in thousands)	2015	2014	2013
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$2,601	$2,369	$2,767
Interest cost on projected benefit obligation	4,425	4,470	3,985
Expected return on plan assets	(7,180)	(6,907)	(6,207)
Amortization of prior service credit	(138)	(137)	(138)
Recognized net actuarial loss	2,028	941	2,425
Net Periodic Pension Expense	$1,736	$736	$2,832
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income (Loss)
Net actuarial loss (gain)	$5,678	$13,294	$(15,499)
Recognized net actuarial loss	(2,028)	(941)	(2,425)
Recognized prior service credit	138	137	138
Total (Before Tax Effects)	$3,788	$12,490	$(17,786)
Total Recognized in Net Benefit Cost and Other Comprehensive Income (Loss) (Before Tax Effects)	$5,524	$13,226	$(14,954)

NOTE 21. EMPLOYEE BENEFITS -- continued

The following table summarizes the actuarial weighted average assumptions used in determining net periodic pension cost:

	2015	2014	2013
Discount rate	4.00%	4.75%	4.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected return on assets	8.00%	8.00%	8.00%
The net actuarial loss included in accumulated other comprehensive income (loss) expected to be recognized in net periodic pension cost during the year ended December 31, 2016 is $2.3 million. The prior service credit expected to be recognized during the same period is $0.1 million.
The accumulated benefit obligation for the Plan was $101.6 million at December 31, 2015 and $104.3 million at December 31, 2014.
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
At this time, S&T Bank is not required to make a cash contribution to the Plan in 2016. No contributions were made during 2015.
The following table provides information regarding estimated future benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter:

(dollars in thousands)	Amount

2016	$6,455
2017	6,250
2018	6,643
2019	6,676
2020	7,298
2021 - 2025	38,488
We also have nonqualified supplemental executive pension plans, or SERPs, for certain key employees. The SERPs are unfunded. The projected benefit obligations related to the SERPs were $4.0 million and $3.5 million at December 31, 2015 and 2014. These amounts also represent the net amount recognized in the statement of financial position for the SERPs. Net periodic benefit costs for the SERPs were $0.6 million, $0.4 million and $0.4 million for each of the years ended December 31, 2015, 2014 and 2013. Additionally, $2.1 million before tax was reflected in accumulated other comprehensive income (loss) at both December 31, 2015 and 2014, in relation to the SERPs. The actuarial assumptions used for the SERPs are the same as those used for the Plan.
On January 25, 2016, the Board of Directors approved an amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016. This change will result in no additional benefits being earned by participants in those plans based on service or pay after March 31, 2016. The Plan was previously closed to new participants effective December 31, 2007.
We maintain a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. We make matching contributions to the Thrift Plan up to 3.5 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $1.5 million in 2015, $1.3 million in 2014 and $1.4 million in 2013.

Fair Value Measurements
The following tables present our Plan assets measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2015 and 2014. There were no transfers between Level 1 and Level 2 for items of a recurring basis during the periods presented. There were no purchases or transfers of Level 3 plan assets in 2015.

NOTE 21. EMPLOYEE BENEFITS -- continued

	December 31, 2015
	Fair Value Asset Classes(1)
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(2)	$—	$3,371	$—	$3,371
Fixed income(3)	27,054	—	—	27,054
Equities:
Equity index mutual funds—international(4)	3,421	—	—	3,421
Domestic individual equities(5)	50,739	—	—	50,739
Total Assets at Fair Value	$81,214	$3,371	$—	$84,585

(1)	Refer to Note 1 Summary of Significant Accounting Policies, Fair Value Measurements for a description of levels within the fair value hierarchy.

(2)	This asset class includes FDIC insured money market instruments.

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

(4)	The sole investment within this asset class is MSCI EAFE Index iShares.

(5)	This asset class includes individual domestic equities invested in an active all-cap strategy. It may also include convertible bonds.

(6)	This asset class includes American Depository Receipts.

NOTE 22. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN
We adopted an Incentive Stock Plan in 2003 that provides for granting incentive stock options, nonstatutory stock options, restricted stock and appreciation rights. The 2003 Stock Plan had a maximum of 1,500,000 shares of our common stock that expired ten years from the date of board approval. No further awards will be granted under the 2003 Stock Plan and there are no awards outstanding under the plan as of December 31, 2015.
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
Stock Options
As of December 31, 2015, no nonstatutory stock options are outstanding under the 2003 Stock Plan or the 2014 Stock Plan. Nonstatutory stock options granted in 2005 are fully vested and had a ten year life. These stock options were fully expensed in 2010.
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

NOTE 22. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN -- continued

The following table summarizes activity for nonstatutory stock options for the years ended December 31:

	2015			2014			2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of year	155,500	$37.86		428,900	$37.36		675,500	$35.18
Granted	—	—		—	—		—	—
Exercised	—	—		—	—		—	—
Forfeited	—	—		(273,400)	37.08		(246,600)	31.39
Expired	(155,500)	37.86		—	—		—	—
Outstanding at End of Year	—	—	0.0 years	155,500	$37.86	1.0 year	428,900	$37.36	1.4 years
Exercisable at End of Year	—	—	0.0 years	155,500	$37.86	1.0 year	428,900	$37.36	1.4 years
The aggregate intrinsic value of options outstanding and exercisable was zero as of December 31, 2014 and 2013. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the fourth quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised the options on December 31, 2014 and 2013.
Restricted Stock
We periodically issue restricted stock to employees and directors, pursuant to our Stock Plans. As of December 31, 2015, 259,673 restricted shares have been granted under the 2003 Stock Plan and 168,296 restricted shares have been granted under the 2014 Stock Plan.
During 2015, 2014, and 2013, we granted 16,142, 13,824 and 18,942 restricted shares of common stock, to outside directors. The 2015 and 2014 grants were issued under the 2014 Stock Plan and the 2013 grants were issued under the 2003 Stock Plan. The grants are part of the compensation arrangement approved by the Compensation and Benefits Committee whereby the directors receive compensation in both the form of cash and restricted shares of common stock. These shares fully vest one year after the date of grant. The fair value is determined by the closing price of the stock on the date of grant.
During 2015, 2014, and 2013, we granted 71,699, 66,631 and 3,247 restricted shares of common stock to senior management under our Long Term Incentive Plan, or LTIP. The restricted shares granted under the LTIP for 2015 and 2014 of 71,699 and 66,631 shares, consisted of both time and performance-based awards. The 2015 and 2014 grants were issued under the 2014 Stock Plan and the 2013 grants were issued under the 2003 Stock Plan. The awards to senior management were granted in accordance with performance levels set by the Compensation and Benefits Committee. Vesting for the time-based awards is 50 percent after two years and the remaining 50 percent at the end of the third year. The performance-based awards vest at the end of the three-year period. During the vesting period, the recipient receives dividends and has the right to vote the unvested shares granted, except for the 2015 and 2014 LTIP performance-based awards. If the recipient leaves S&T before the end of the vesting period, shares will be forfeited except in the case of retirement, disability or death where accelerated vesting provisions are defined within the awards agreement. During 2013, additional restricted shares were granted on two occasions with different vesting periods. The restricted stock grants for 2013 of 3,247 shares vested fully on the second anniversary of the grant date.
Compensation expense for time-based restricted stock is recognized ratably over the period of service, generally the entire vesting period, based on fair value on the date of grant. Compensation expense for performance-based restricted stock is recognized ratably over the remaining vesting period once the likelihood of meeting the performance measure is probable. The average of the high and low prices of the stock on the grant date is used for senior management. During 2015, 2014 and 2013, we recognized compensation expense of $1.7 million, $0.9 million and $0.6 million and realized a tax benefit of $0.6 million, $0.3 million and $0.2 million related to restricted stock grants.

NOTE 22. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN -- continued

The following table provides information about restricted stock granted under the 2003 Stock Plan for the years ended December 31:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	79,415	$21.50
Granted	—	—
Vested	41,740	20.70
Forfeited	14,530	20.97
Non-vested at December 31, 2014	23,145	$23.28
Granted	—	—
Vested	15,433	22.34
Forfeited	7,712	22.34
Non-vested at December 31, 2015	—	$—
The following table provides information about restricted stock granted under the 2014 Stock Plan for the years ended December 31:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	—	$—
Granted	80,455	23.24
Vested	158	23.19
Forfeited	473	23.19
Non-vested at December 31, 2014	79,824	$23.24
Granted	87,841	28.71
Vested	14,126	23.57
Forfeited	3,183	26.15
Non-vested at December 31, 2015	150,356	$26.34
As of December 31, 2015, there was $2.3 million of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 1.66 years.
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
NOTE 23. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
The following condensed financial statements summarize the financial position of S&T Bancorp, Inc. as of December 31, 2015 and 2014 and the results of its operations and cash flows for each of the three years ended December 31, 2015, 2014 and 2013.

NOTE 23. PARENT COMPANY CONDENSED FINANCIAL INFORMATION -- continued

BALANCE SHEETS

	December 31,
(dollars in thousands)	2015	2014
ASSETS
Cash	$12,595	$38,028
Investments in:
Bank subsidiary	777,795	565,927
Nonbank subsidiaries	20,624	20,569
Other assets	2,530	5,567
Total Assets	$813,544	$630,091
LIABILITIES
Long-term debt	$20,619	$20,619
Other liabilities	688	1,083
Total Liabilities	21,307	21,702
Total Shareholders’ Equity	792,237	608,389
Total Liabilities and Shareholders’ Equity	$813,544	$630,091
STATEMENTS OF NET INCOME

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Dividends from subsidiaries	$75,413	$46,414	$24,087
Investment income	19	19	15
Interest expense on long-term debt	773	759	769
Other expenses	2,138	2,014	2,579
Income before Equity in Undistributed Net Income of Subsidiaries	72,521	43,660	20,754
Equity in undistributed net income (distribution in excess of net income) of:
Bank subsidiary	(5,064)	13,351	29,926
Nonbank subsidiaries	(376)	899	(141)
Net Income	$67,081	$57,910	$50,539

NOTE 23. PARENT COMPANY CONDENSED FINANCIAL INFORMATION -- continued

STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
OPERATING ACTIVITIES
Net Income	$67,081	$57,910	$50,539
Equity in undistributed (earnings) losses of subsidiaries	5,440	(14,250)	(29,785)
Tax benefit from stock-based compensation	(53)	(16)	(96)
Other	3,059	(106)	121
Net Cash Provided by Operating Activities	75,527	43,538	20,779
INVESTING ACTIVITIES
Net investments in subsidiaries	(38,404)	—	—
Acquisitions	(29,510)	—	—
Net Cash Used in Investing Activities	(67,914)	—	—
FINANCING ACTIVITIES
Repayment of junior subordinated debt	(8,500)	—	—
(Purchase) Sale of treasury shares, net	(112)	(163)	(88)
Cash dividends paid to common shareholders	(24,487)	(20,215)	(18,137)
Tax benefit from stock-based compensation	53	16	96
Net Cash Used in Financing Activities	(33,046)	(20,362)	(18,129)
Net increase (decrease) in cash	(25,433)	23,176	2,650
Cash at beginning of year	38,028	14,852	12,202
Cash at End of Year	$12,595	$38,028	$14,852

NOTE 24. REGULATORY MATTERS
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
The most recent notifications from the Federal Reserve and the FDIC categorized S&T and S&T Bank as well capitalized under the regulatory framework for corrective action. There have been no conditions or events that we believe have changed S&T or S&T Bank’s status during 2015 and 2014.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2015 and 2014, we met all capital adequacy requirements to which we are subject.

NOTE 25. REGULATORY MATTERS -- continued

The following table summarizes risk-based capital amounts and ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Leverage Ratio
S&T	$535,234	8.96%	$238,841	4.00%	$298,551	5.00%
S&T Bank	502,114	8.43%	238,121	4.00%	297,651	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	515,234	9.77%	237,315	4.50%	342,788	6.50%
S&T Bank	502,114	9.55%	236,482	4.50%	341,584	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	535,234	10.15%	316,419	6.00%	421,892	8.00%
S&T Bank	502,114	9.55%	315,309	6.00%	420,412	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	611,859	11.60%	421,892	8.00%	527,366	10.00%
S&T Bank	577,824	11.00%	420,412	8.00%	525,515	10.00%
As of December 31, 2014
Leverage Ratio(1)
S&T	$465,114	9.80%	$189,895	4.00%	$237,369	5.00%
S&T Bank	403,593	8.53%	189,182	4.00%	236,477	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	445,114	11.81%	169,621	4.50%	245,008	6.50%
S&T Bank	403,593	10.76%	168,804	4.50%	243,827	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	465,114	12.34%	150,774	4.00%	226,161	6.00%
S&T Bank	403,593	10.76%	150,048	4.00%	225,071	6.00%
Total Capital (to Risk-Weighted Assets)
S&T	537,935	14.27%	301,548	8.00%	376,936	10.00%
S&T Bank	475,538	12.68%	300,095	8.00%	375,119	10.00%
NOTE 25. SEGMENTS
We operate three reportable operating segments: Community Banking, Insurance and Wealth Management.
•Our Community Banking segment offers services which include accepting time and demand deposits and originating commercial and consumer loans.
•Our Insurance segment includes a full-service insurance agency offering commercial property and casualty insurance, group life and health coverage, employee benefit solutions and personal insurance lines.
•Our Wealth Management segment offers discount brokerage services, services as executor and trustee under wills and deeds, guardian and custodian of employee benefits and other trust and brokerage services, as well as a registered investment advisor that manages private investment accounts for individuals and institutions.
The following represents total assets by reportable operating segment as of December 31:

(dollars in thousands)	2015	2014
Community Banking	$6,305,046	$4,954,728
Insurance	9,619	7,468
Wealth Management	3,689	2,490
Total Assets	$6,318,354	$4,964,686

NOTE 25. SEGMENTS -- continued

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

	For the Year Ended December 31, 2015
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$203,439	$2	$508	$(401)	$203,548
Interest expense	16,678	—	—	(681)	15,997
Net interest income	186,761	2	508	280	187,551
Provision for loan losses	10,388	—	—	—	10,388
Noninterest income	34,106	5,035	11,412	480	51,033
Noninterest expense	115,998	4,365	9,037	760	130,160
Depreciation expense	4,664	50	25	—	4,739
Amortization of intangible assets	1,738	50	30	—	1,818
Provision for income taxes	23,209	200	989	—	24,398
Net Income	$64,870	$372	$1,839	$—	$67,081

	For the Year Ended December 31, 2014
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$160,403	$2	$518	$(400)	$160,523
Interest expense	13,989	—	—	(1,508)	12,481
Net interest income	146,414	2	518	1,108	148,042
Provision for loan losses	1,715	—	—	—	1,715
Noninterest income	29,443	5,279	11,297	319	46,338
Noninterest expense	97,733	4,313	9,173	1,427	112,646
Depreciation expense	3,387	51	27	—	3,465
Amortization of intangible assets	1,039	51	39	—	1,129
Provision for income taxes	16,311	303	901	—	17,515
Net Income	$55,672	$563	$1,675	$—	$57,910

	For the Year Ended December 31, 2013
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$153,450	$2	$517	$(213)	$153,756
Interest expense	16,508	—	—	(1,945)	14,563
Net interest income	136,942	2	517	1,732	139,193
Provision for loan losses	8,311	—	—	—	8,311
Noninterest income	34,649	5,483	10,662	733	51,527
Noninterest expense	94,769	5,210	9,850	2,465	112,294
Depreciation expense	3,430	47	30	—	3,507
Amortization of intangible assets	1,492	51	48	—	1,591
Provision (benefit) for income taxes	14,180	(47)	345	—	14,478
Net Income	$49,409	$224	$906	$—	$50,539

NOTE 26. SELECTED FINANCIAL DATA
The following table presents selected financial data for the most recent eight quarters.

	2015				2014
(dollars in thousands, except per share data) (unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SUMMARY OF OPERATIONS
Interest income	$53,353	$53,669	$52,611	$43,916	$41,381	$40,605	$39,872	$38,665
Interest expense	4,468	4,073	3,800	3,657	3,315	3,076	3,017	3,074
Provision for loan losses	3,915	3,206	2,059	1,207	1,106	1,454	(1,134)	289
Net Interest Income After Provision For Loan Losses	44,970	46,390	46,752	39,052	36,960	36,075	37,989	35,302
Security (losses) gains, net	—	—	(34)	—	—	—	40	1
Noninterest income	13,084	12,481	13,417	12,084	11,220	11,931	11,731	11,415
Noninterest expense	33,817	33,829	35,449	33,621	29,720	28,440	30,165	28,914
Income Before Taxes	24,237	25,042	24,686	17,515	18,460	19,566	19,595	17,804
Provision for income taxes	6,814	6,407	6,498	4,680	3,963	4,906	4,875	3,771
Net Income Available to Common Shareholders	$17,423	$18,635	$18,188	$12,835	$14,497	$14,660	$14,720	$14,033
Per Share Data
Common earnings per share—diluted	$0.50	$0.54	$0.52	$0.41	$0.49	$0.49	$0.49	$0.47
Dividends declared per common share	0.19	0.18	0.18	0.18	0.18	0.17	0.17	0.16
Common book value	22.76	22.63	22.15	21.91	20.42	20.33	20.04	19.64

NOTE 27. SALE OF MERCHANT CARD SERVICING BUSINESS
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
We have audited S&T Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 22, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
S&T Bancorp, Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S&T Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 22, 2016

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A.  CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of December 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed S&T’s system of internal control over financial reporting as of December 31, 2015, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concludes that, as of December 31, 2015, S&T’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”
KPMG LLP, independent registered public accounting firm, has issued a report on the effectiveness of S&T’s internal control over financial reporting as of December 31, 2015, which is included herein.
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

Item 9B.  OTHER INFORMATION
Not applicable

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Part III, Item 10 of Form 10-K is incorporated herein from the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance”, “Election of Directors”, “Executive Officers of the Registrant” and “Corporate Governance and Board and Committee Meetings” in our proxy statement relating to our May 18, 2016 annual meeting of shareholders.

Item 11.  EXECUTIVE COMPENSATION
The information required by Part III, Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis;” “Executive Compensation;” “Director Compensation;” “Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” in our proxy statement relating to our May 18, 2016 annual meeting of shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by Part III, Item 12 of Form 10-K is incorporated herein from the sections entitled “Principal Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement relating to our May 18, 2016 annual meeting of shareholders.
EQUITY COMPENSATION PLAN INFORMATION UPDATE
The following table provides information as of December 31, 2015 related to the equity compensation plans in effect at that time.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders(1)	—	$—	581,704
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	581,704

(1)	Awards granted under the 2003 and 2014 Incentive Stock Plans.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Director Independence” in our proxy statement relating to our May 18, 2016 annual meeting of shareholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Part III, Item 14 of Form 10-K is incorporated herein from the section entitled “Independent Registered Public Accounting Firm” in our proxy statement relating to our May 18, 2016 annual meeting of shareholders.

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

3.7	Certificate of Designations for the Series A Preferred Stock. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on January 15, 2009 and incorporated herein by reference.

3.8	By-laws of S&T Bancorp, Inc. Filed as Exhibit 3.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on March 27, 2014 and incorporated herein by reference.

10.1	S&T Bancorp, Inc. 2003 Incentive Stock Plan. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-111557) dated December 24, 2003 and incorporated herein by reference.*

10.2
S&T Bancorp, Inc. Thrift Plan for Employees of S&T Bank, as amended and restated. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-156541) dated December 31, 2008 and incorporated herein by reference.*

10.3
Dividend Reinvestment and Stock Purchase Plan of S&T Bancorp, Inc. Filed as Exhibit 4.2 to Form S-3 Registration Statement (No. 333-156555) dated January 2, 2009 and incorporated herein by reference. Filed as Exhibit 4.2 to S&T Bancorp, Inc. on Form S-8 filed on January 2, 2009 and incorporated herein by reference.*

10.4
Severance Agreement, by and between Todd D. Brice and S&T Bancorp, Inc., dated April 7, 2015. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on April 10, 2015 and incorporated herein by reference.*

10.5
Severance Agreement, by and between David G. Antolik and S&T Bancorp, Inc. dated April 7, 2015. Filed as Exhibit 10.3 to S&T Bancorp, Inc. Current Report on Form 8-K filed on April 10, 2015 and incorporated herein by reference.*

10.6
Severance Agreement, by and between Mark Kochvar and S&T Bancorp, Inc. dated as of April 7, 2015. Filed as Exhibit 10.2 to S&T Bancorp, Inc. Current Report on Form 8-K filed on April 10, 2015 and incorporated herein by reference.*

10.7
Severance Agreement, by and between David Ruddock and S&T Bancorp, Inc. dated as of April 7, 2015. Filed as Exhibit 10.4 to S&T Bancorp, Inc. Current Report on Form 8-K filed on April 10, 2015 and incorporated herein by reference.*

10.8
Severance Agreement, by and between Patrick Haberfield and S&T Bancorp, Inc. dated as of April 7, 2015. Filed as Exhibit 10.5 to S&T Bancorp, Inc. Current Report on Form 8-K filed on April 10, 2015 and incorporated herein by reference.*

10.9	S&T Bancorp, Inc. 2014 Incentive Plan. Filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2013 dated February 21, 2014, and incorporated herein by reference. *

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

(b) Exhibits

24	Power of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Principal Financial Officer.

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 is formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*    Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
2/22/2016
Todd D. Brice President and Chief Executive Officer (Principal Executive Officer)	Date

2/22/2016
Mark Kochvar Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	President and Chief Executive Officer (Principal Executive Officer)	2/22/2016
Todd D. Brice

	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/22/2016
Mark Kochvar

/s/ Melanie Lazzari	Senior Vice President, Controller	2/22/2016
Melanie Lazzari

/s/ John J. Delaney	Director	2/22/2016
John J. Delaney

/s/ Michael J. Donnelly	Director	2/22/2016
Michael J. Donnelly

/s/ William J. Gatti	Director	2/22/2016
William J. Gatti

	Director	2/22/2016
James T. Gibson

SIGNATURE	TITLE	DATE

/s/ Jeffrey D. Grube	Director	2/22/2016
Jeffrey D. Grube

/s/ Jerry D. Hostetter	Director	2/22/2016
Jerry D. Hostetter

/s/ Frank W. Jones	Director	2/22/2016
Frank W. Jones

/s/ David L. Krieger	Director	2/22/2016
David L. Krieger

	Director	2/22/2016
James C. Miller

/s/ Frank J. Palermo	Director	2/22/2016
Frank J. Palermo

/s/ Christine J. Toretti	Director	2/22/2016
Christine J. Toretti

/s/ Charles G. Urtin	Chairman of the Board and Director	2/22/2016
Charles G. Urtin

/s/ Steven J. Weingarten
Steven J. Weingarten	Director	2/22/2016

*By: /s/ Frank W. Jones	Director	2/22/2016
Frank W. Jones Attorney-in-fact