Form 10-Q
period 2016-03-31
S&T BANCORP INC
filed 2016-05-04
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Common Stock, $2.50 Par Value - 34,901,210 shares as of April 30, 2016

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $71,200 and $41,639 at March 31, 2016 and December 31, 2015	$121,669	$99,399
Securities available-for-sale, at fair value	677,221	660,963
Loans held for sale	11,739	35,321
Portfolio loans, net of unearned income	5,176,748	5,027,612
Allowance for loan losses	(50,347)	(48,147)
Portfolio loans, net	5,126,401	4,979,465
Bank owned life insurance	70,684	70,175
Premises and equipment, net	48,395	49,127
Federal Home Loan Bank and other restricted stock, at cost	23,337	23,032
Goodwill	291,670	291,764
Other intangible assets, net	6,067	6,525
Other assets	101,979	102,583
Total Assets	$6,479,162	$6,318,354
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,212,231	$1,227,766
Interest-bearing demand	619,617	616,188
Money market	643,795	605,184
Savings	1,047,871	1,061,265
Certificates of deposit	1,494,411	1,366,208
Total Deposits	5,017,925	4,876,611
Securities sold under repurchase agreements	60,025	62,086
Short-term borrowings	355,000	356,000
Long-term borrowings	116,468	117,043
Junior subordinated debt securities	45,619	45,619
Other liabilities	73,324	68,758
Total Liabilities	5,668,361	5,526,117
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at March 31, 2016 and December 31, 2015 Outstanding—34,901,210 shares at March 31, 2016 and 34,810,374 shares at December 31, 2015	90,326	90,326
Additional paid-in capital	211,276	210,545
Retained earnings	551,229	544,228
Accumulated other comprehensive (loss) income	(8,116)	(16,457)
Treasury stock (1,229,270 shares at March 31, 2016 and 1,320,106 shares at December 31, 2015, at cost)	(33,914)	(36,405)
Total Shareholders’ Equity	810,801	792,237
Total Liabilities and Shareholders’ Equity	$6,479,162	$6,318,354
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2016	2015
INTEREST INCOME
Loans, including fees	$51,158	$39,927
Investment Securities:
Taxable	2,553	2,383
Tax-exempt	942	1,020
Dividends	366	586
Total Interest Income	55,019	43,916
INTEREST EXPENSE
Deposits	4,254	3,007
Borrowings and junior subordinated debt securities	1,128	650
Total Interest Expense	5,382	3,657
NET INTEREST INCOME	49,637	40,259
Provision for loan losses	5,014	1,207
Net Interest Income After Provision for Loan Losses	44,623	39,052
NONINTEREST INCOME
Securities gains (losses), net	—	—
Service charges on deposit accounts	2,999	2,583
Debit and credit card fees	2,786	2,715
Wealth management fees	2,752	2,923
Gain on sale of credit card portfolio	2,066	—
Insurance fees	1,774	1,651
Mortgage banking	529	525
Other	2,911	1,687
Total Noninterest Income	15,817	12,084
NONINTEREST EXPENSE
Salaries and employee benefits	20,902	16,780
Net occupancy	2,950	2,588
Data processing	2,111	2,320
Furniture and equipment	1,929	1,226
Other taxes	1,100	842
Professional services and legal	947	523
FDIC insurance	940	695
Marketing	901	816
Merger related expenses	—	2,301
Other	6,636	5,530
Total Noninterest Expense	38,416	33,621
Income Before Taxes	22,024	17,515
Provision for income taxes	5,931	4,680
Net Income	$16,093	$12,835
Earnings per share—basic	$0.46	$0.41
Earnings per share—diluted	$0.46	$0.41
Dividends declared per share	$0.19	$0.18
Comprehensive Income	$24,434	$16,640
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2015	$77,993	$78,818	$504,060	$(13,833)	$(38,649)	$608,389
Net income for three months ended March 31, 2015	—	—	12,835	—	—	12,835
Other comprehensive income (loss), net of tax	—	—	—	3,805	—	3,805
Cash dividends declared ($0.18 per share)	—	—	(5,357)	—	—	(5,357)
Common stock issued in acquisition (4,933,115 shares)	12,333	130,136	—	—	—	142,469
Treasury stock issued for restricted awards (71,699 shares, net of 3,685 forfeitures)	—	—	(1,963)	—	1,884	(79)
Recognition of restricted stock compensation expense	—	319	—	—	—	319
Issuance costs	—	(123)	—	—	—	(123)
Balance at March 31, 2015	$90,326	$209,150	$509,575	$(10,028)	$(36,765)	$762,258

Balance at January 1, 2016	$90,326	$210,545	$544,228	$(16,457)	$(36,405)	$792,237
Net income for three months ended March 31, 2016	—	—	16,093	—	—	16,093
Other comprehensive income (loss), net of tax	—	—	—	8,341	—	8,341
Cash dividends declared ($0.19 per share)	—	—	(6,601)	—	—	(6,601)
Treasury stock issued for restricted awards (90,836 shares, net of 0 forfeitures)	—	—	(2,491)	—	2,491	—
Recognition of restricted stock compensation expense	—	731	—	—	—	731
Balance at March 31, 2016	$90,326	$211,276	$551,229	$(8,116)	$(33,914)	$810,801
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$16,093	$12,835
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,014	1,207
Provision for unfunded loan commitments	125	198
Depreciation, amortization and accretion	906	1,460
Net amortization of discounts and premiums on securities	915	913
Stock-based compensation expense	731	240
Mortgage loans originated for sale	(18,478)	(21,481)
Proceeds from the sale of mortgage loans	19,014	21,777
Gain on the sale of mortgage loans, net	(231)	(203)
Gain on the sale of credit card portfolio	(2,066)	—
Pension plan curtailment gain	(1,017)	—
Net increase in interest receivable	(2,768)	(2,288)
Net increase (decrease) in interest payable	875	(374)
Net (increase) decrease in other assets	(714)	2,945
Net increase in other liabilities	7,267	2,061
Net Cash Provided by Operating Activities	25,666	19,290
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(25,168)	(6,373)
Proceeds from maturities, prepayments and calls of securities available-for-sale	17,028	6,389
Net (purchases of) proceeds from Federal Home Loan Bank stock	(305)	4,024
Net increase in loans	(151,841)	(30,588)
Purchases of premises and equipment	(468)	(849)
Proceeds from the sale of premises and equipment	3	7
Proceeds from the sale of credit card portfolio	25,019	—
Net cash paid in excess of cash acquired from bank merger	—	(16,347)
Net Cash Used in Investing Activities	(135,732)	(43,737)
FINANCING ACTIVITIES
Net increase in core deposits	13,688	240,719
Net increase (decrease) in certificates of deposit	128,885	(43,417)
Net (decrease) increase in securities sold under repurchase agreements	(2,061)	16,116
Net decrease in short-term borrowings	(1,000)	(159,150)
Repayments of long-term borrowings	(575)	(605)
Repayment of junior subordinated debt	—	(8,500)
Treasury shares issued-net	—	(79)
Common stock issuance costs	—	(123)
Cash dividends paid to common shareholders	(6,601)	(5,357)
Net Cash Provided by Financing Activities	132,336	39,604
Net increase in cash and cash equivalents	22,270	15,157
Cash and cash equivalents at beginning of period	99,399	109,580
Cash and Cash Equivalents at End of Period	$121,669	$124,737
Supplemental Disclosures
Interest paid	$4,508	$3,781
Income taxes paid, net of refunds	$1,794	$1,500
Net assets acquired from bank merger, excluding cash and cash equivalents	$—	$44,019
Transfers of loans to other real estate owned	$49	$—
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission, or SEC, on February 23, 2016. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.
Reclassification
Amounts in prior period financial statements and footnotes are reclassified whenever necessary to conform to the current period presentation. Reclassifications had no effect on our results of operations or financial condition.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Recently Adopted Accounting Standards Updates, or ASU
Business Combinations - Simplifying the Accounting for Measurement Period Adjustments
In September 2015, the Financial Accounting Standards Board, or FASB, issued ASU No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement Period Adjustments (Topic 805): The amendments in this ASU No. 2015-16 eliminate the requirement to retrospectively adjust the financial statements for measurement-period adjustments as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if that information had been revised. The measurement period is a reasonable time period after the acquisition date when the acquirer may adjust the provisional amounts recognized for a business combination if the necessary information is not available by the end of the reporting period in which the acquisition occurs. The measurement periods cannot continue for more than one year from the acquisition date. The standard is effective for annual periods and interim periods beginning after December 15, 2015. The adoption of this ASU had no impact on our results of operations or financial position.
Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The main provisions of ASU No. 2015-05 provide a basis for evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, then the arrangement should be accounted for as a service contract. The standard is effective for annual periods and interim periods beginning after December 15, 2015. The adoption of this ASU had no impact on our results of operations or financial position.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015. In September 2015, the FASB issued ASU No. 2015-15, Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU No. 2015-15 amends the Securities and Exchange Commission (SEC) Content in Subtopic 835-30 by adding SEC paragraph 835-30-S35-1, Interest-Imputation of Interest Subsequent Measurement and paragraph 830-30-S45-1, Other Presentation Matters. These paragraphs were added because ASU No. 2015-03 issued in April 2015 does not address presentation or subsequent measurement of debt issuance costs related to "line-of-credit arrangements." The adoption of this ASU had no material impact on our results of operations or financial position.
Consolidation: Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities, or VIEs, or voting interest entities; 2) eliminate the presumption that a general partner should consolidate a limited partnership; 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2A-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this ASU had no impact on our results of operations or financial position.
Income Statement - Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary. The amendments in this ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items and eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015. The adoption of this ASU had no impact on our results of operations or financial position.
Recently Issued Accounting Standards Updates not yet Adopted
Stock Compensation - Improvements to Employee Share-Based Payment Accounting
On March 31, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including; (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient -- expected term (nonpublic only); and (7) intrinsic value (nonpublic only). This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. We do not expect that this ASU would have a material impact on our results of operations and financial position.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting
In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. We do not expect that this ASU would have a material impact on our results of operations and financial position.
Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments
In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, which clarifies that determining whether the economic characteristics of a put or call are "clearly and closely related" to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption of this ASU is permitted. We do not expect that this ASU would have a material impact on our results of operations and financial position.
Leases - Section A-Amendments to the FASB Accounting Standards Codification, Section B-Conforming Amendments Related to Leases and Section C-Background Information and Basis for Conclusions
In February 2016, the FASB issued ASU No. 2016-02, Leases, which, requires lessees to recognize a right-to-use asset and a lease obligation for all leases on the balance sheet. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. Early adoption of this ASU is permitted. We anticipate that this ASU would have a significant impact on our financial statements as it relates to the recognition of right-to-use assets and lease obligations on our Consolidated Balance Sheet. However, we do not expect that this ASU would have a material impact on our Consolidated Statement of Comprehensive Income.
Accounting for Financial Instruments - Overall: Classification and Measurement
In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement (Subtopic 825-10). Amendments within ASU No. 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU No. 2016-01 address the following: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Revenue from Contracts with Customers
In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, as an amendment to ASU No. 2014-09 to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1. The potential for diversity in practice at initial application, and 2. The cost and complexity of applying Topic 606 both at transition and on an ongoing basis.
In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), as an amendment to ASU No. 2014-09 to improve Topic 606, Revenue from Contracts with Customers by reducing: 1. The potential for diversity in practice arising from inconsistent and application of the principal versus agent guidance, and 2. The cost and complexity of applying Topic 606 both at transition and on an ongoing basis.
The effective date and transition requirements for the amendments in both of these Updates are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14.
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU No. 2014-09 for all entities by one year. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are: (1) identify the contract with the customer; (2) identify the separate performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the separate performance obligations; and (5) recognize revenue when each performance obligation is satisfied. The Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. We do not expect that this ASU would have a material impact on our results of operations and financial position.

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
The Merger was accounted for under the acquisition method of accounting and our Consolidated Financial Statements include all Integrity Bank transactions from March 4, 2015, until it was merged into S&T Bank on May 8, 2015. The assets acquired and liabilities assumed were recorded at their respective fair values and represent management’s estimates based on available information. Purchase accounting guidance allows for a reasonable period of time following an acquisition for the acquirer to obtain the information necessary to complete the accounting for a business combination. This period is known as the measurement period. At the end of the measurement period, $1.1 million in purchase accounting adjustments were recognized that increased goodwill. The measurement period adjustments primarily related to changes to provisional amounts, an $0.8 million reduction in the fair value of land and $0.3 million in deferred taxes.
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
The following table summarizes total consideration, assets acquired and liabilities assumed from the Merger:

(dollars in thousands)
Consideration Paid
Cash	$29,510
Common stock	142,469
Fair Value of Total Consideration	$171,979

Fair Value of Assets Acquired
Cash and cash equivalents	$13,163
Securities and other investments	11,502
Loans	788,687
Bank owned life insurance	15,974
Premises and equipment	10,855
Core deposit intangible	5,713
Other assets	19,088
Total Assets Acquired	864,982

Fair Value of Liabilities Assumed
Deposits	722,308
Borrowings	82,286
Other liabilities	4,259
Total Liabilities Assumed	808,853
Total Fair Value of Identifiable Net Assets	56,129
Goodwill	$115,850

Loans acquired in the Merger were recorded at fair value with no carryover of the related Allowance for Loan Losses, or ALL. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The fair value of the loans acquired was $788.7 million net of a $14.8 million discount. The discount may be accreted to interest income over the remaining contractual life of the loans. Acquired loans included $331.6 million of Commercial Real Estate, or CRE, $184.2

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. BUSINESS COMBINATIONS - continued

million of Commercial and Industrial, or C&I, $92.4 million of commercial construction, $116.9 million of residential mortgage, $25.6 million of home equity, $36.1 million of installment and other consumer and $1.9 million of consumer construction.
Direct costs related to the Merger were expensed as incurred. During 2015, we recognized $3.2 million of merger related expenses, including $1.3 million for data processing contract termination and system conversion costs, $1.2 million in legal and professional expenses, $0.4 million in severance payments and $0.3 million in other expenses.
NOTE 3. EARNINGS PER SHARE
The following table reconciles the numerators and denominators of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
(in thousands, except shares and per share data)	2016	2015
Numerator for Earnings per Share—Basic:
Net income	$16,093	$12,835
Less: Income allocated to participating shares	41	46
Net Income Allocated to Shareholders	$16,052	$12,789

Numerator for Earnings per Share—Diluted:
Net income	16,093	12,835
Net Income Available to Shareholders	$16,093	$12,835

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	34,661,016	31,232,075
Add: Potentially dilutive shares	78,498	28,873
Denominator for Treasury Stock Method—Diluted	34,739,514	31,260,948

Weighted Average Shares Outstanding—Basic	34,661,016	31,232,075
Add: Average participating shares outstanding	88,265	111,774
Denominator for Two-Class Method—Diluted	34,749,281	31,343,849

Earnings per share—basic	$0.46	$0.41
Earnings per share—diluted	$0.46	$0.41
Warrants considered anti-dilutive excluded from potentially dilutive shares - exercise price $31.53 per share, expires January 2019	517,012	517,012
Stock options considered anti-dilutive excluded from potentially dilutive shares	—	155,500
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	81,840	82,901

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
Impaired Loans
Impaired loans are carried at the lower of carrying value or fair value. Fair value is determined as the recorded investment balance less any specific reserve. We establish a specific reserves based on the following three impairment methods: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate, 2) the loan’s observable market price or 3) the fair value of the collateral less estimated selling costs when the loan is collateral dependent and we expect to liquidate the collateral. However, if repayment is expected to come from the operation of the collateral, rather than liquidation, then we do not consider estimated selling costs in determining the fair value of the collateral. Collateral values are generally based upon appraisals by approved, independent state certified appraisers. Appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or our knowledge of the borrower and the borrower’s business. Impaired loans carried at fair value are classified as Level 3.
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
Loans
The fair value of variable rate performing loans that may reprice frequently at short-term market rates is based on carrying values adjusted for credit risk. The fair value of variable rate performing loans that reprice at intervals of one year or longer, such as adjustable rate mortgage products, is estimated using discounted cash flow analyses that utilize interest rates currently being offered for similar loans and adjusted for credit risk. The fair value of fixed rate performing loans is estimated using a discounted cash flow analysis that utilizes interest rates currently being offered for similar loans and adjusted for credit risk. The fair value of nonperforming loans is the carrying value less any specific reserve on the loan if it is impaired. The carrying amount of accrued interest approximates fair value.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at March 31, 2016 and December 31, 2015. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	March 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$15,067	$—	$15,067
Obligations of U.S. government corporations and agencies	—	271,540	—	271,540
Collateralized mortgage obligations of U.S. government corporations and agencies	—	137,330	—	137,330
Residential mortgage-backed securities of U.S. government corporations and agencies	—	39,285	—	39,285
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	70,664	—	70,664
Obligations of states and political subdivisions	—	134,382	—	134,382
Marketable equity securities	—	8,953	—	8,953
Total securities available-for-sale	—	677,221	—	677,221
Trading securities held in a Rabbi Trust	4,069	—	—	4,069
Total securities	4,069	677,221	—	681,290
Derivative financial assets:
Interest rate swaps	—	15,281	—	15,281
Interest rate lock commitments	—	526	—	526
Total Assets	$4,069	$693,028	$—	$697,097
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$15,165	$—	$15,165
Forward sale contracts	—	72	—	72
Total Liabilities	$—	$15,237	$—	$15,237

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
We may be required to measure certain assets and liabilities on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either March 31, 2016 or December 31, 2015. The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	March 31, 2016				December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Loans held for sale	$—	$—	$—	$—	$—	$—	$—	$—
Impaired loans	—	—	16,562	16,562	—	—	9,373	9,373
Other real estate owned	—	—	248	248	—	—	158	158
Mortgage servicing rights	—	—	3,112	3,112	—	—	3,396	3,396
Total Assets	$—	$—	$19,922	$19,922	$—	$—	$12,927	$12,927
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at March 31, 2016 and December 31, 2015 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at March 31, 2016
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$121,669	$121,669	$121,669	$—	$—
Securities available-for-sale	677,221	677,221	—	677,221	—
Loans held for sale	11,739	12,116	—	—	12,116
Portfolio loans, net of unearned income	5,176,748	5,163,461	—	—	5,163,461
Bank owned life insurance	70,684	70,684	—	70,684	—
FHLB and other restricted stock	23,337	23,337	—	—	23,337
Trading securities held in a Rabbi Trust	4,069	4,069	4,069	—	—
Mortgage servicing rights	3,112	3,112	—	—	3,112
Interest rate swaps	15,281	15,281	—	15,281	—
Interest rate lock commitments	526	526	—	526	—
LIABILITIES
Deposits	$5,017,925	$5,025,397	$—	$—	$5,025,397
Securities sold under repurchase agreements	60,025	60,025	—	—	60,025
Short-term borrowings	355,000	355,000	—	—	355,000
Long-term borrowings	116,468	117,429	—	—	117,429
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	15,165	15,165	—	15,165	—
Forward sale contracts	72	72	—	72	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2015
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$99,399	$99,399	$99,399	$—	$—
Securities available-for-sale	660,963	660,963	—	660,963	—
Loans held for sale	35,321	35,500	—	—	35,500
Portfolio loans, net of unearned income	5,027,612	5,001,004	—	—	5,001,004
Bank owned life insurance	70,175	70,175	—	70,175	—
FHLB and other restricted stock	23,032	23,032	—	—	23,032
Trading securities held in a Rabbi Trust	4,021	4,021	4,021	—	—
Mortgage servicing rights	3,237	3,396	—	—	3,396
Interest rate swaps	11,295	11,295	—	11,295	—
Interest rate lock commitments	261	261	—	261	—
LIABILITIES
Deposits	$4,876,611	$4,881,718	$—	$—	$4,881,718
Securities sold under repurchase agreements	62,086	62,086	—	—	62,086
Short-term borrowings	356,000	356,000	—	—	356,000
Long-term borrowings	117,043	117,859	—	—	117,859
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	11,276	11,276	—	11,276	—
Forward sale contracts	5	5	—	5	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 5. SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	March 31, 2016				December 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$14,923	$144	$—	$15,067	$14,914	$27	$—	$14,941
Obligations of U.S. government corporations and agencies	266,807	4,733	—	271,540	262,045	1,825	(567)	263,303
Collateralized mortgage obligations of U.S. government corporations and agencies	134,502	2,828	—	137,330	128,458	693	(316)	128,835
Residential mortgage-backed securities of U.S. government corporations and agencies	37,858	1,427	—	39,285	39,185	1,091	(151)	40,125
Commercial mortgage-backed securities of U.S. government corporations and agencies	69,445	1,226	(7)	70,664	69,697	183	(676)	69,204
Obligations of states and political subdivisions	126,892	7,490	—	134,382	128,904	5,988	(6)	134,886
Debt Securities	650,427	17,848	(7)	668,268	643,203	9,807	(1,716)	651,294
Marketable equity securities	7,579	1,374	—	8,953	7,579	2,090	—	9,669
Total	$658,006	$19,222	$(7)	$677,221	$650,782	$11,897	$(1,716)	$660,963

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables present the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	March 31, 2016
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	—	$—	$—	—	$—	$—	—	$—	$—
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	1	9,637	(7)	1	9,637	(7)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Debt Securities	—	—	—	1	9,637	(7)	1	9,637	(7)
Total Temporarily Impaired Securities	—	$—	$—	1	$9,637	$(7)	1	$9,637	$(7)

	December 31, 2015
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Obligations of U.S. government corporations and agencies	10	$88,584	$(379)	2	$14,542	$(188)	12	$103,126	$(567)
Collateralized mortgage obligations of U.S. government corporations and agencies	6	61,211	(316)	—	—	—	6	61,211	(316)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	7,993	(151)	—	—	—	1	7,993	(151)
Commercial mortgage-backed securities of U.S. government corporations and agencies	5	50,839	(450)	1	9,472	(226)	6	60,311	(676)
Obligations of states and political subdivisions	1	5,370	(6)	—	—	—	1	5,370	(6)
Debt Securities	23	213,997	(1,302)	3	24,014	(414)	26	238,011	(1,716)
Total Temporarily Impaired Securities	23	$213,997	$(1,302)	3	$24,014	$(414)	26	$238,011	$(1,716)
We do not believe any individual unrealized loss as of March 31, 2016 represents an other than temporary impairment, or OTTI. As of March 31, 2016, the unrealized loss on one debt security was primarily attributable to changes in interest rates and not related to the credit quality of the security. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There were no unrealized losses on marketable equity securities at either March 31, 2016 or December 31, 2015. We do not intend to sell and it is not more likely than not that we will be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

The following table displays net unrealized gains and losses, net of tax on securities available for sale included in accumulated other comprehensive (loss)/income, for the periods presented:

	March 31, 2016			December 31, 2015
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Total unrealized gains/(losses) on securities available-for-sale	$19,222	$(7)	$19,215	$11,897	$(1,716)	$10,181
Income tax expense/(benefit)	6,728	(2)	6,726	4,164	(601)	3,563
Net unrealized gains/(losses), net of tax included in accumulated other comprehensive income/(loss)	$12,494	$(5)	$12,489	$7,733	$(1,115)	$6,618
The amortized cost and fair value of securities available-for-sale at March 31, 2016 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$46,963	$47,106
Due after one year through five years	220,193	225,234
Due after five years through ten years	66,133	68,646
Due after ten years	75,333	80,003
	408,622	420,989
Collateralized mortgage obligations of U.S. government corporations and agencies	134,502	137,330
Residential mortgage-backed securities of U.S. government corporations and agencies	37,858	39,285
Commercial mortgage-backed securities of U.S. government corporations and agencies	69,445	70,664
Debt Securities	650,427	668,268
Marketable equity securities	7,579	8,953
Total	$658,006	$677,221
At March 31, 2016 and December 31, 2015, securities with carrying values of $297.3 million and $278.4 million were pledged for various regulatory and legal requirements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $3.7 million and $3.2 million at March 31, 2016 and December 31, 2015 and net of a discount related to purchase accounting fair value adjustments of $10.4 million and $10.9 million at March 31, 2016 and December 31, 2015. The following table indicates the composition of the acquired and originated loans as of the dates presented:

(dollars in thousands)	March 31, 2016	December 31, 2015
Commercial
Commercial real estate	$2,260,231	$2,166,603
Commercial and industrial	1,334,119	1,256,830
Commercial construction	379,293	413,444
Total Commercial Loans	3,973,643	3,836,877
Consumer
Residential mortgage	650,544	639,372
Home equity	467,671	470,845
Installment and other consumer	76,189	73,939
Consumer construction	8,701	6,579
Total Consumer Loans	1,203,105	1,190,735
Total Portfolio Loans	5,176,748	5,027,612
Loans held for sale	11,739	35,321
Total Loans	$5,188,487	$5,062,933
The decrease in loans held for sale of $23.6 million primarily related to the sale of our credit card portfolio of $22.9 million and resulted in a $2.1 million gain for the three months ended March 31, 2016.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by monitoring the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 77 percent of total portfolio loans at March 31, 2016 and 76 percent of total portfolio loans at December 31, 2015. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $2.6 billion or 66 percent of total commercial loans and 51 percent of total portfolio loans at March 31, 2016 and 67 percent of total commercial loans and 51 percent of total portfolio loans at December 31, 2015. Further segmentation of the CRE and Commercial Construction portfolios by industry and collateral type reveal no concentration in excess of seven percent of total loans at March 31, 2016 and December 31, 2015.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area, resulting in a geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Management believes underwriting guidelines, active monitoring of economic conditions and ongoing review by credit administration mitigates the concentration risk present in the loan portfolio. Our CRE and Commercial Construction portfolios have out-of-market exposure of 5.4 percent of the combined portfolio and 2.7 percent of total loans at March 31, 2016 and 5.8 percent of the combined portfolio and 3.0 percent of total loans at December 31, 2015.
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
The following table summarizes the restructured loans as of the dates presented:

	March 31, 2016			December 31, 2015
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$6,339	$3,747	$10,086	$6,822	$3,548	$10,370
Commercial and industrial	6,280	1,695	7,975	6,321	1,570	7,891
Commercial construction	4,367	1,742	6,109	5,013	1,265	6,278
Residential mortgage	2,537	1,193	3,730	2,590	665	3,255
Home equity	3,215	911	4,126	3,184	523	3,707
Installment and other consumer	23	3	26	25	88	113
Total	$22,761	$9,291	$32,052	$23,955	$7,659	$31,614
There were no TDRs returned to accruing status during the three months ended March 31, 2016 or three months ended March 31, 2015.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

The following tables present the restructured loans during the periods presented:

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	—	$—	$—	$—	2	$2,851	$2,851	$—
Chapter 7 bankruptcy(2)	1	709	702	(7)	—	—	—	—
Commercial and industrial
Principal deferral	—	—	—	—	6	661	661	—
Chapter 7 bankruptcy(2)	—	—	—	—	1	3	1	(2)
Maturity date extension	2	625	605	(20)	1	780	765	(15)
Commercial Construction
Principal deferral	—	—	—	—	1	104	103	(1)
Maturity date extension	1	33	33	—	—	—	—	—
Residential mortgage
Chapter 7 bankruptcy(2)	3	221	219	(2)	—	—	—	—
Maturity date extension	1	483	483	—	—	—	—	—
Home equity
Principal deferral	—	—	—	—	—	—	—	—
Chapter 7 bankruptcy(2)	5	245	243	(2)	8	142	133	(9)
Maturity date extension and interest rate reduction	1	130	130	—	—	—	—	—
Maturity date extension	2	200	199	(1)	1	71	71	—
Total by Concession Type
Principal deferral	—	$—	$—	$—	9	$3,616	$3,615	$(1)
Maturity date extension and interest rate reduction	1	130	130	—	—	—	—	—
Chapter 7 bankruptcy(2)	9	1,175	1,164	(11)	9	145	134	(11)
Maturity date extension	6	1,341	1,320	(21)	2	851	836	(15)
Total	16	$2,646	$2,614	$(32)	20	$4,612	$4,585	$(27)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

For the three months ended March 31, 2016, we modified one C&I loan totaling $2.2 million that was not considered to be a TDR. The modification was not deemed a TDR since we were adequately compensated through additional collateral and a higher interest rate. As of March 31, 2016 we have no commitments to lend additional funds on any TDRs.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. The following tables present a summary of TDRs which defaulted during the periods presented that had been restructured within the last 12 months prior to defaulting:

	Defaulted TDRs
	March 31, 2016		March 31, 2015
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and Industrial	—	—	—	—
Commercial construction	1	616	—	—
Residential mortgage	—	—	1	183
Home equity	—	—	1	5
Installment and other consumer	—	—	—	—
Consumer construction	—	—	—	—
Total	1	$616	2	$188
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	March 31, 2016	December 31, 2015
Nonperforming Assets
Nonaccrual loans	$42,543	$27,723
Nonaccrual TDRs	9,291	7,659
Total nonaccrual loans	51,834	35,382
OREO	297	354
Total Nonperforming Assets	$52,131	$35,736

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
C&I—Loans made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing. Cash flow from the operations of the company is the primary source of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the company. Collateral for these types of loans often does not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt.
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
Consumer Real Estate—Loans secured by first and second liens such as home equity loans, home equity lines of credit and 1-4 family residential mortgages, including purchase money mortgages. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the local housing market can also have a significant impact on this segment because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	March 31, 2016
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$2,238,144	$6,669	$174	$15,244	$22,087	$2,260,231
Commercial and industrial	1,306,834	12,509	567	14,209	27,285	1,334,119
Commercial construction	364,675	1,086	3,539	9,993	14,618	379,293
Residential mortgage	636,328	1,749	3,455	9,012	14,216	650,544
Home equity	460,203	3,754	447	3,267	7,468	467,671
Installment and other consumer	75,741	297	42	109	448	76,189
Consumer construction	8,701	—	—	—	—	8,701
Loans held for sale	11,739	—	—	—	—	11,739
Totals	$5,102,365	$26,064	$8,224	$51,834	$86,122	$5,188,487

	December 31, 2015
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$2,145,655	$11,602	$627	$8,719	$20,948	$2,166,603
Commercial and industrial	1,244,802	2,453	296	9,279	12,028	1,256,830
Commercial construction	401,084	3,517	90	8,753	12,360	413,444
Residential mortgage	631,085	1,728	930	5,629	8,287	639,372
Home equity	465,055	2,365	523	2,902	5,790	470,845
Installment and other consumer	73,486	242	111	100	453	73,939
Consumer construction	6,579	—	—	—	—	6,579
Loans held for sale	35,179	94	48	—	142	35,321
Totals	$5,002,925	$22,001	$2,625	$35,382	$60,008	$5,062,933
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	March 31, 2016
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,179,599	96.4%	$1,253,947	94.0%	$340,469	89.8%	$3,774,015	95.0%
Special mention	26,788	1.2%	28,517	2.1%	20,362	5.4%	75,667	1.9%
Substandard	53,844	2.4%	51,655	3.9%	18,462	4.8%	123,961	3.1%
Total	$2,260,231	100%	$1,334,119	100.0%	$379,293	100.0%	$3,973,643	100.0%

	December 31, 2015
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,094,851	96.7%	$1,182,685	94.1%	$375,808	90.9%	$3,653,344	95.2%
Special mention	19,938	0.9%	43,896	3.5%	19,846	4.8%	83,680	2.2%
Substandard	51,814	2.4%	30,249	2.4%	17,790	4.3%	99,853	2.6%
Total	$2,166,603	100.0%	$1,256,830	100.0%	$413,444	100.0%	$3,836,877	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	March 31, 2016
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$641,532	98.6%	$464,404	99.3%	$76,080	99.9%	$8,701	100.0%	$1,190,717	99.0%
Nonperforming	9,012	1.4%	3,267	0.7%	109	0.1%	—	—%	12,388	1.0%
Total	$650,544	100.0%	$467,671	100.0%	$76,189	100.0%	$8,701	100.0%	$1,203,105	100.0%

	December 31, 2015
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$633,743	99.1%	$467,943	99.4%	$73,839	99.8%	$6,579	100.0%	$1,182,104	99.3%
Nonperforming	5,629	0.9%	2,902	0.6%	100	0.2%	—	—%	8,631	0.7%
Total	$639,372	100.0%	$470,845	100.0%	$73,939	100.0%	$6,579	100.0%	$1,190,735	100.0%
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	March 31, 2016			December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Without a related allowance recorded:
Commercial real estate	$18,505	$26,493	$—	$12,661	$13,157	$—
Commercial and industrial	13,778	14,750	—	14,417	15,220	—
Commercial construction	10,772	13,974	—	10,998	14,200	—
Consumer real estate	11,038	11,703	—	6,845	7,521	—
Other consumer	27	29	—	111	188	—
Total without a Related Allowance Recorded	54,120	66,949	—	45,032	50,286	—
With a related allowance recorded:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	4,850	5,356	2,027	—	—	—
Commercial construction	1,116	1,966	154	500	1,350	3
Consumer real estate	114	114	30	116	116	32
Other consumer	2	2	2	2	2	2
Total with a Related Allowance Recorded	6,082	7,438	2,213	618	1,468	37
Total:
Commercial real estate	18,505	26,493	—	12,661	13,157	—
Commercial and industrial	18,628	20,106	2,027	14,417	15,220	—
Commercial construction	11,888	15,940	154	11,498	15,550	3
Consumer real estate	11,152	11,817	30	6,961	7,637	32
Other consumer	29	31	2	113	190	2
Total	$60,202	$74,387	$2,213	$45,650	$51,754	$37
As of March 31, 2016, we had $60.2 million of impaired loans which included $21.0 million of acquired loans in the Merger that experienced credit deterioration since the acquisition date.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans for the periods presented:

	Three Months Ended
	March 31, 2016		March 31, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance recorded:
Commercial real estate	$18,605	$199	$22,627	$164
Commercial and industrial	15,513	149	10,847	62
Commercial construction	10,782	64	7,704	53
Consumer real estate	11,102	135	7,073	96
Other consumer	26	—	34	—
Total without a Related Allowance Recorded	56,028	547	48,285	375
With a related allowance recorded:
Commercial real estate	—	—	823	8
Commercial and industrial	5,382	32	—	—
Commercial construction	1,117	6	—	—
Consumer real estate	115	2	42	1
Other consumer	2	—	19	—
Total with a Related Allowance Recorded	6,616	40	884	9
Total:
Commercial real estate	18,605	199	23,450	172
Commercial and industrial	20,895	181	10,847	62
Commercial construction	11,899	70	7,704	53
Consumer real estate	11,217	137	7,115	97
Other consumer	28	—	53	—
Total	$62,644	$587	$49,169	$384

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended March 31, 2016
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$15,043	$10,853	$12,625	$8,400	$1,226	$48,147
Charge-offs	(54)	(2,694)	—	(232)	(648)	(3,628)
Recoveries	361	203	2	164	84	814
Net (Charge-offs)/ Recoveries	307	(2,491)	2	(68)	(564)	(2,814)
Provision for loan losses	(84)	6,378	(1,802)	(71)	593	5,014
Balance at End of Period	$15,266	$14,740	$10,825	$8,261	$1,255	$50,347

	Three Months Ended March 31, 2015
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$20,164	$13,668	$6,093	$6,333	$1,653	$47,911
Charge-offs	(66)	(707)	—	(375)	(303)	(1,451)
Recoveries	103	114	1	136	85	439
Net (Charge-offs)/ Recoveries	37	(593)	1	(239)	(218)	(1,012)
Provision for loan losses	(1,130)	636	775	629	297	1,207
Balance at End of Period	$19,071	$13,711	$6,869	$6,723	$1,732	$48,106
The following tables present the ALL and recorded investments in loans by category as of the periods presented:

	March 31, 2016
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total(1)
Commercial real estate	$—	$15,266	$15,266	$18,505	$2,241,726	$2,260,231
Commercial and industrial	2,027	12,713	14,740	18,628	1,315,491	1,334,119
Commercial construction	154	10,671	10,825	11,888	367,405	379,293
Consumer real estate	30	8,231	8,261	11,152	1,115,764	1,126,916
Other consumer	2	1,253	1,255	29	76,160	76,189
Total	$2,213	$48,134	$50,347	$60,202	$5,116,546	$5,176,748
(1)Includes acquired loans.
	December 31, 2015
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total(1)
Commercial real estate	$—	$15,043	$15,043	$12,661	$2,153,942	$2,166,603
Commercial and industrial	—	10,853	10,853	14,417	1,242,413	1,256,830
Commercial construction	3	12,622	12,625	11,498	401,946	413,444
Consumer real estate	32	8,368	8,400	6,961	1,109,835	1,116,796
Other consumer	2	1,224	1,226	113	73,826	73,939
Total	$37	$48,110	$48,147	$45,650	$4,981,962	$5,027,612
(1)Includes acquired loans.

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts- Commercial Loans
Fair value	$15,281	$11,295	$15,165	$11,276
Notional amount	242,708	245,595	242,708	245,595
Collateral posted	—	—	13,293	12,753
Interest Rate Lock Commitments- Mortgage Loans
Fair value	526	261	—	—
Notional amount	16,641	9,894	—	—
Forward Sale Contracts- Mortgage Loans
Fair value	—	—	72	5
Notional amount	$—	$—	$13,400	$9,800
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$15,281	$11,295	$15,165	$11,276
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	15,281	11,295	15,165	11,276
Gross amounts not offset(1)	—	—	(13,293)	(12,573)
Net Amount	$15,281	$11,295	$1,872	$(1,297)
(1) Amounts represent posted collateral.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$97	$13
Interest rate lock commitments—mortgage loans	265	136
Forward sale contracts—mortgage loans	(67)	(17)
Total Derivatives Gain	$295	$132

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. BORROWINGS

Short-term borrowings are for terms under one year and were comprised of REPOs and FHLB advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. Mortgage backed securities with a total carrying value of $67.4 million at March 31, 2016 and $67.0 million at December 31, 2015 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
Long-term borrowings are for original terms greater than or equal to one year and were comprised of FHLB advances, a capital lease and junior subordinated debt securities. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. We had total long-term borrowings outstanding of $13.2 million at a fixed rate and $103.1 million at a variable rate at March 31, 2016, excluding our capital lease of $0.2 million. On March 4, 2015 we assumed $13.5 million of junior subordinated debt from the acquisition of Integrity. On March 5, 2015, we paid off $8.5 million and on June 18, 2015, we paid off the remaining $5.0 million.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Securities sold under repurchase agreements	$60,025	0.01%	$62,086	0.01%
Short-term borrowings	355,000	0.59%	356,000	0.52%
Total short-term borrowings	415,025	0.51%	418,086	0.44%
Long-term borrowings
Other long-term borrowings	116,468	0.95%	117,043	0.81%
Junior subordinated debt securities	45,619	2.97%	45,619	2.89%
Total long-term borrowings	162,087	1.52%	162,662	1.39%
Total Borrowings	$577,112	0.79%	$580,748	0.71%
We had total borrowings at March 31, 2016 and December 31, 2015 at the FHLB of Pittsburgh of $471.3 million and $472.9 million. The $471.3 million at March 31, 2016 consisted of $355.0 million in short-term borrowings and $116.3 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $2.0 billion at March 31, 2016. Our remaining borrowing availability is $1.4 billion. We utilized $628.1 million of our borrowing capacity at March 31, 2016 consisting of $471.3 million for borrowings and $156.8 million for letters of credit to collateralize public funds.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $2.7 million at March 31, 2016 and $2.5 million at December 31, 2015. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The allowance for unfunded commitments is determined using a similar methodology as our ALL methodology. The reserve is calculated by applying historical loss rates and qualitative adjustments to our unfunded commitments.
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	March 31, 2016	December 31, 2015
Commitments to extend credit	$1,574,971	$1,619,854
Standby letters of credit	90,401	97,676
Total	$1,665,372	$1,717,530
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.
NOTE 11. OTHER COMPREHENSIVE INCOME
The following table represents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on securities available-for-sale	$9,033	$(3,162)	$5,871	$4,983	$(1,745)	$3,238
Adjustment to funded status of employee benefit plans	3,800	(1,330)	2,470	729	(162)	567
Other Comprehensive Income/(Loss)	$12,833	$(4,492)	$8,341	$5,712	$(1,907)	$3,805

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 12. EMPLOYEE BENEFITS

Effective March 31, 2016, the qualified and nonqualified defined benefit plans were amended to freeze benefit accruals for all persons entitled to benefits under the plan. We recorded a curtailment gain in the first quarter of 2016 resulting from the amendment. The curtailment gain totaled $1.0 million and represented the unrecognized benefits associated with prior plan amendments that would have been amortized into income over the next seven years. The qualified plan was previously closed to new participants effective December 31, 2007. We will continue recording pension expense related to this plan, primarily representing interest costs on the accumulated benefit obligation and amortization of actuarial losses accumulated in the plan, as well as income from expected investment returns on pension assets.
Prior to March 31, 2016, the accrued benefits were based on years of service and the employee’s compensation for the highest five consecutive years in the last ten years. Contributions were intended to provide for benefits attributed to employee service to date and for those benefits expected to be earned in the future. The expected long-term rate of return on plan assets is 7.50 percent. Effective January 1, 2015, the plan was amended to provide unmarried participants with the ability to name a beneficiary to receive a lump sum death benefit equal to 80 percent of the participant’s accrued benefit payable at normal retirement age, in the event the participant dies while employed by S&T.
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$474	$672
Interest cost on projected benefit obligation	1,065	1,100
Expected return on plan assets	(1,459)	(1,807)
Amortization of prior service credit	(35)	(35)
Recognized net actuarial loss	544	468
Net Periodic Pension Expense	$589	$398

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

The following table represents total assets by reportable operating segment as of the dates presented:

(dollars in thousands)	March 31, 2016	December 31, 2015
Community Banking	$6,467,331	$6,305,046
Insurance	7,925	9,619
Wealth Management	3,906	3,689
Total Assets	$6,479,162	$6,318,354
The following tables provide financial information for our three operating segments for the three month periods ended March 31, 2016 and 2015. The financial results of the business segments include allocations for shared services based on an internal analysis that supports line of business and branch performance measurement. Shared services include expenses such as employee benefits, occupancy expense, computer support and other corporate overhead. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

	Three Months Ended March 31, 2016
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$55,016	$1	$128	$(126)	$55,019
Interest expense	5,438	—	—	(56)	5,382
Net interest income	49,578	1	128	(70)	49,637
Provision for loan losses	5,014	—	—	—	5,014
Noninterest income	11,346	1,624	2,747	100	15,817
Noninterest expense	33,169	1,254	2,305	30	36,758
Depreciation expense	1,186	10	4	—	1,200
Amortization of intangible assets	439	12	7	—	458
Provision for income taxes	5,613	122	196	—	5,931
Net Income	$15,503	$227	$363	$—	$16,093

	Three Months Ended March 31, 2015
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$43,887	$—	$140	$(111)	$43,916
Interest expense	3,889	—	—	(232)	3,657
Net interest income	39,998	—	140	121	40,259
Provision for loan losses	1,207	—	—	—	1,207
Noninterest income	7,537	1,553	2,916	78	12,084
Noninterest expense	28,687	1,137	2,220	199	32,243
Depreciation expense	1,011	12	7	—	1,030
Amortization of intangible assets	326	13	9	—	348
Provision for income taxes	4,256	137	287	—	4,680
Net Income	$12,048	$254	$533	$—	$12,835

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 14. QUALIFIED AFFORDABLE HOUSING PROJECTS

We invest in affordable housing projects primarily to satisfy our Community Reinvestment Act requirements. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. Our total investment in qualified affordable housing projects was $14.2 million at March 31, 2016 and $15.0 million at December 31, 2015. We had no open commitments to fund current or future investments in qualified affordable housing projects at March 31, 2016 or December 31, 2015. Amortization expense included, included in other noninterest expense in the Consolidated Statements of Net Income, was $0.8 million for the three months ended March 31, 2016 and $0.9 million for the three months ended March 31, 2015. The amortization expense was offset by tax credits of $0.9 million for the three months ended March 31, 2016 and $1.0 million for the three months ended March 31, 2015 as a reduction to our federal tax provision.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three month periods ended March 31, 2016 and 2015. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to” or other similar words. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which is on file with the Securities and Exchange Commission, or SEC. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to us at that time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2016 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2015 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview
We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $6.5 billion at March 31, 2016.  We operate bank branches in Pennsylvania and loan production offices, or LPOs, in Pittsburgh, Ohio and New York. We provide a full range of financial services with retail and commercial banking products, cash management services, insurance and trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
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
Our focus continues to be on loan and deposit growth and implementing opportunities to increase fee income while closely monitoring our operating expenses and asset quality. With our recent expansion into new markets, we are focused on executing our strategy to successfully build our brand and grow our business in these markets. The low interest rate environment remains a challenge for our net interest income, but our organic growth will help to mitigate the impact.
Earnings Summary
Net income increased $3.3 million for the three months ended March 31, 2016 compared to the same period in 2015. Net income for the three months ended March 31, 2016 was $16.1 million resulting in diluted earnings per share of $0.46 compared to net income of $12.8 million and $0.41 diluted earnings per share for the same period in 2015. The timing of the Integrity merger, or Merger, on March 4, 2015 has impacted the comparability of financial results for the three months ended March 31, 2016 and the three months ended March 31, 2015 due to only 26 days of Integrity results being included in earnings in the prior year. The increase in net income was primarily driven by increases in the net interest margin of $9.4 million and noninterest income of $3.7 million. These increases were partially offset by increases in our provision for loan losses of $3.8 million, noninterest expenses of $4.8 million and income taxes of $1.2 million. Noninterest expense included $2.3 million of Merger related expenses during the three months ended March 31, 2015.
Net interest income increased $9.4 million, or 23 percent, to $49.6 million for the three months ended March 31, 2016 compared to $40.3 million for the same period in 2015. The increase was primarily due to the increase in average interest-earning assets of $1.0 billion, or 21 percent, partially offset by an increase in average interest-bearing liabilities of $854.8 million, or 25 percent, compared to 2015. The increase in average interest-earning assets is related to the Merger and our successful efforts in growing our loan portfolio organically. The increase in short term interest rates in December of 2015 positively impacted both net interest income and net interest margin, on a fully taxable-equivalent, or FTE, basis for the three months ended March 31, 2016. Additionally, net interest income was favorably impacted by accretion resulting from purchase accounting fair value adjustments related to the Merger of $0.8 million for the three months ended March 31, 2016. Net interest margin on a FTE basis, increased to 3.53 percent for the three months ended March 31, 2016 compared to 3.48 percent for the same period in 2015.
The provision for loan losses increased $3.8 million to $5.0 million for the three months ended March 31, 2016 compared to $1.2 million for the same period in 2015. The increase in our provision was primarily due to an increase in specific reserves of $2.1 million on newly impaired loans and an increase in net loan charge-offs of $1.8 million.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest income increased $3.7 million to $15.8 million for the three months ended March 31, 2016 compared to $12.1 million for the same period in 2015. The increases in noninterest income were primarily due to a gain of $2.1 million on the sale of our credit card portfolio and a curtailment gain of $1.0 million resulting from the amendment to freeze benefit accruals for all participants in our defined benefit plans during the period ended March 31, 2016.
Noninterest expense increased $4.8 million to $38.4 million for the three months ended March 31, 2016 compared to $33.6 million for the same period in 2015. The increases in noninterest expense were primarily due to our expansion. Higher salaries and employee benefits were due to increases in our staffing from the Merger. Additional increases were due to higher operating expenses resulting from the Merger. The three months ended March 31, 2016 included three months of expenses due to growth from the Merger compared to only 26 days of increased expenses from the Merger for the three months ended March 31, 2015.
The provision for income taxes increased $1.2 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase to the tax provision was due to an increase in our annual projected tax rate for 2016 as a result of higher projected pretax income.
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
We believe the presentation of net interest income on a FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to a FTE basis in the Net Interest Income section of the "Results of Operations - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015."
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS
Three Months Ended March 31, 2016 Compared to
Three Months Ended March 31, 2015
Net Interest Income
Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. Maintaining consistent spreads between interest-earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 80 percent of operating revenue (net interest income plus noninterest income, excluding security gains/losses and non-recurring income and expenses) for the three months ended March 31, 2016 and 77 percent of operating revenue for the three months ended March 31, 2015. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our Asset and Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to produce an acceptable level of net interest income.
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
The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates adjusted to a FTE basis for the periods presented:

	Three months ended March 31,
(dollars in thousands)	2016	2015
Total interest income	$55,019	$43,916
Total interest expense	5,382	3,657
Net interest income per consolidated statements of comprehensive income	49,637	40,259
Adjustment to FTE basis	1,722	1,392
Net Interest Income (FTE) (non-GAAP)	$51,359	$41,651
Net interest margin	3.41%	3.37%
Adjustment to FTE basis	0.12%	0.11%
Net Interest Margin (FTE) (non-GAAP)	3.53%	3.48%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three months ended March 31, 2016			Three months ended March 31, 2015
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans (1) (2)	$5,119,275	$52,336	4.11%	$4,122,631	$40,734	4.01%
Interest-bearing deposits with banks	48,159	65	0.54%	65,575	35	0.22%
Taxable investment securities (3)	531,467	2,625	1.98%	504,867	2,482	1.97%
Tax-exempt investment securities (2)	135,252	1,449	4.28%	142,194	1,569	4.41%
Federal Home Loan Bank and other restricted stock	22,592	266	4.72%	15,427	488	12.66%
Total Interest-earning Assets	5,856,745	56,741	3.89%	4,850,694	45,308	3.78%
Noninterest-earning assets:
Cash and due from banks	54,504			50,096
Premises and equipment, net	48,086			40,951
Other assets	467,125			378,708
Less allowance for loan losses	(49,698)			(48,623)
Total Assets	$6,376,762			$5,271,826
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$603,227	$201	0.13%	$432,009	$87	0.08%
Money market	410,260	229	0.22%	362,939	161	0.18%
Savings	1,061,117	483	0.18%	1,052,347	403	0.16%
Certificates of deposit	1,270,652	2,843	0.90%	991,542	2,137	0.87%
Brokered deposits(4)	395,647	498	0.51%	260,555	219	0.34%
Total Interest-bearing Deposits	3,740,903	4,254	0.46%	3,099,392	3,007	0.39%
Securities sold under repurchase agreements	64,303	2	0.01%	40,039	1	0.01%
Short-term borrowings	329,389	510	0.62%	236,440	185	0.32%
Long-term borrowings	116,705	276	0.95%	19,086	142	3.01%
Junior subordinated debt securities	45,619	340	2.99%	47,175	322	2.77%
Total Interest-bearing Liabilities	4,296,919	5,382	0.50%	3,442,132	3,657	0.43%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,205,149			1,101,795
Other liabilities	71,870			64,643
Shareholders’ equity	802,824			663,256
Total Liabilities and Shareholders’ Equity	$6,376,762			$5,271,826
Net Interest Income (2)(3)		$51,359			$41,651
Net Interest Margin (2) (3)			3.53%			3.48%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2016 and 2015.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4) Brokered deposits consist of certificates of deposit, money market, and interest-bearing demand funds.
Net interest income on a FTE basis increased $9.7 million, or 23.3 percent, for the three months ended March 31, 2016 compared to the same period in 2015. The net interest margin on a FTE basis increased five basis points for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily due to higher average interest-earning assets of $1.0 billion, or 21 percent, partially offset by an increase in average interest-bearing liabilities of $854.8 million, or 25 percent, compared to 2015. The increase in average interest-earning assets related to the Merger and our successful efforts in growing our loan portfolio organically.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest income on a FTE basis increased $11.4 million, or 25.2 percent, to $56.7 million for the three months ended March 31, 2016 compared to $45.3 million for the same period in 2015. The increase in interest income was primarily driven by an increase in average interest-earning assets of $1.0 billion for the three months ended March 31, 2016 compared to the same period in 2015. The average interest-earning asset increase was mainly attributable to higher average loan balances of $1.0 billion related to the Merger and organic growth. The rate earned on loans increased ten basis points due to both the increase in short-term interest rates in December of 2015 and accretion resulting from purchase accounting fair value adjustments of $0.5 million, or four basis points, for the three months ended March 31, 2016. Average interest-bearing deposits with banks, which is primarily cash at the Federal Reserve, decreased $17.4 million while average investment securities increased $19.7 million for the three months ended March 31, 2016. Federal Home Loan Bank, or FHLB, and other restricted stock increased $7.2 million with a significant decrease in the rate primarily due to a special dividend received of $0.3 million during the three months ended March 31, 2015. Overall, the FTE rate on interest-earning assets increased 11 basis points for the three months ended March 31, 2016 compared to the same period in 2015.
Interest expense increased $1.7 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase in interest expense was mainly driven by an increase in average deposits of $641.5 million due to the Merger and organic deposit growth. Average brokered deposits increased $135.1 million, average short-term borrowings increased $93.0 million and average long-term borrowings increased $97.6 million for the three months ending March 31, 2016 compared to the same period in 2015 to fund loan growth. The increase in average long-term borrowings was due to a $100 million long-term variable rate borrowing in the second quarter of 2015. A $0.2 million certificate of deposit purchase accounting accretion related to the Merger had a positive impact on the interest-bearing liability rate of two basis points for the three months ended March 31, 2016. This was offset by the increase in short-term interest rates in December of 2015 and deposit promotions which resulted in the higher cost of deposits. Overall, the cost of interest-bearing liabilities increased by seven basis points for the three months ended March 31, 2016 as compared to the same period in 2015.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2016 compared to March 31, 2015
(dollars in thousands)	Volume (4)	Rate (4)	Net
Interest earned on:
Loans (1) (2)	$9,847	$1,755	$11,602
Interest-bearing deposits with banks	(9)	39	30
Taxable investment securities (3)	131	12	143
Tax-exempt investment securities (2)	(77)	(43)	(120)
Federal Home Loan Bank and other restricted stock	227	(449)	(222)
Change in Interest Earned on Interest-earning Assets	10,119	1,314	11,433
Interest paid on:
Interest-bearing demand	35	79	114
Money market	21	47	68
Savings	3	77	80
Certificates of deposit	602	104	706
Brokered deposits	114	165	279
Securities sold under repurchase agreements	1	—	1
Short-term borrowings	73	252	325
Long-term borrowings	726	(592)	134
Junior subordinated debt securities	(11)	29	18
Change in Interest Paid on Interest-bearing Liabilities	1,564	161	1,725
Net Change in Net Interest Income	$8,555	$1,153	$9,708
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2016 and 2015.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4) Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Loan Losses
The provision for loan losses is the adjustment to the allowance for loan losses, or ALL, after considering loan charge-offs and recoveries to bring the ALL to a level determined to be appropriate in management's judgment to absorb probable losses inherent in the loan portfolio. The provision for loan losses increased $3.8 million to $5.0 million for the three months ended March 31, 2016 compared to $1.2 million for the same period in 2015. The increase in the provision for loan losses is attributed to both higher net charge-offs and specific reserves on impaired loans. Net charge-offs increased $1.8 million to $2.8 million for the three months ended March 31, 2016 compared to $1.0 million for the same period in 2015. Specific reserves for impaired loans were $2.2 million for the three months ended March 31, 2016 compared to $0.1 million for the same period in 2015. Annualized net loan charge-offs to average loans were 0.22 percent for the three months ended March 31, 2016 compared to 0.11 percent for the same period in 2015.
Nonperforming loans increased $33.7 million to $51.8 million at March 31, 2016 compared to $18.1 million at March 31, 2015. The increase in nonperforming loans was primarily due to $29.2 million of loans from the Merger which experienced credit deterioration subsequent to the acquisition date. Total special mention and substandard commercial loans have increased $8.6 million over the last twelve months to $199.6 million at March 31, 2016. The ALL at March 31, 2016 was $50.3 million or 0.97 percent of total portfolio loans compared to 1.03 percent of total portfolio loans at March 31, 2015. The ALL was 1.11 percent of originated loans at March 31, 2016 compared to 1.27 percent at March 31, 2015. Refer to “Allowance for Loan Losses” in the MD&A of this report for additional information.
Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Securities gains (losses), net	$—	$—	$—	—%
Service charges on deposit accounts	2,999	2,583	416	16.1
Debit and credit card fees	2,786	2,715	71	2.6
Wealth management fees	2,752	2,923	(171)	(5.9)
Gain on sale of credit card portfolio	2,066	—	2,066	NM
Insurance fees	1,774	1,651	123	7.5
Mortgage banking	529	525	4	0.8
Other	2,911	1,687	1,224	72.6
Total Noninterest Income	$15,817	$12,084	$3,733	30.9%
NM- Not meaningful
Noninterest income increased $3.7 million, or 30.9 percent, to $15.8 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase in noninterest income primarily related to a $2.1 million gain on the sale of our credit card portfolio that occurred in the first quarter of 2016. Subsequent to the sale of the portfolio, we will continue to earn income based on the terms of the marketing agreement which provides incentives for new credit card accounts and a percentage of both interchange income and finance charges. The increase in other noninterest income of $1.2 million for the three month period ended March 31, 2016 primarily related to a $1.0 million curtailment gain resulting from the amendment to freeze benefit accruals for all participants in our defined benefit plans. Service charges on deposit accounts increased $0.4 million for the three month period ended March 31, 2016 due to increased volume related to the Merger.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits (1)	$20,902	$16,780	$4,122	24.6%
Net occupancy (1)	2,950	2,588	362	14.0
Data processing (1)	2,111	2,320	(209)	(9.0)
Furniture and equipment	1,929	1,226	703	57.3
Other taxes	1,100	842	258	30.6
Professional services and legal (1)	947	523	424	81.1
FDIC insurance	940	695	245	35.3
Marketing	901	816	85	10.4
Merger related expense	—	2,301	(2,301)	(100.0)
Other(1)	6,636	5,530	1,106	20.0
Total Noninterest Expense	$38,416	$33,621	$4,795	14.3%
(1) Excludes Merger related expenses for 2015 amounts only.
Noninterest expense increased $4.8 million, or 14.3 percent, to $38.4 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase was due in part to higher operating expenses related to the Merger which closed on March 4, 2015.
Salaries and employee benefits expense increased $4.1 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to additional employees, higher medical costs, annual merit increases and higher pension and incentive expense. Approximately $0.9 million of the increase related to the addition of new employees from the Merger. Medical costs increased $0.8 million due to additional employees and higher medical claims. Annual merit increases resulted in $0.4 million of additional salary expense. Pension expense increased $0.2 million due to a decline in asset performance during 2016. Incentive expense increased $0.7 million primarily due to a new incentive plan in 2016 and higher production levels.
Other noninterest expense increased $1.1 million for the three months ended March 31, 2016 compared to the same period in 2015. The increases related to higher charitable contributions and loan collection and other real estate owned, or OREO, expenses primarily due to the Merger.
Net occupancy expense increased $0.4 million and furniture and equipment expense increased $0.7 million for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to the additional locations acquired as part of the Merger and technology upgrades. Professional services and legal expense increased $0.4 million due to additional consulting and legal charges that were incurred for the three months ended March 31, 2016. Other taxes increased $0.3 million and Federal Deposit Insurance Corporation insurance expense, or FDIC, increased $0.2 million for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to growth from the Merger.
Provision for Income Taxes
The provision for income taxes increased $1.2 million to $5.9 million for the three months ended March 31, 2016 compared to a provision of $4.7 million for the same period in 2015. The increase to the provision for income taxes was primarily due to higher pretax income which resulted in an increase in our 2016 annual projected tax rate. The effective tax rate for the three months ended March 31, 2016 increased to 26.9 percent compared to 26.7 percent for the same period in 2015.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Financial Condition
March 31, 2016
Total assets increased $160.8 million, or 2.5 percent, to $6.5 billion at March 31, 2016 compared to $6.3 billion at December 31, 2015. Loan growth was strong resulting in an increase in total portfolio loans of $149.1 million, or 3.0 percent. Our commercial loan portfolio grew by $136.8 million, or 3.6 percent, to $4.0 billion with growth primarily in Commercial Real Estate, or CRE, and Commercial and Industrial, or C&I. Our consumer loan portfolio increased $12.4 million, or 1.0 percent, with growth primarily in residential mortgages. Securities increased $16.3 million, or 2.5 percent, compared to December 31, 2015 primarily due to normal purchase activity and increases in market value.
Our deposits increased $141.3 million, or 2.9 percent, with total deposits of $5.0 billion at March 31, 2016 compared to $4.9 billion at December 31, 2015. The majority of the increase related to certificates of deposits, or CDs, which increased $128.2 million as compared to December 31, 2015. Money market accounts had strong growth with an increase of $38.6 million and interest-bearing demand increased $3.4 million while both noninterest-bearing demand and savings accounts decreased compared to December 31, 2015. The increases in CDs and money market accounts is related to rate promotions during the first quarter of 2016.
Total borrowings at March 31, 2016 remained relatively unchanged at $577.1 compared to $580.7 million at December 31, 2015. Strong deposit growth during the first quarter of 2016 allowed us to fund loan growth with less reliance on borrowings.
Total shareholders’ equity increased by $18.6 million, or 2.3 percent, at March 31, 2016 compared to December 31, 2015. The increase was primarily due to net income of $16.1 million offset by dividends of $6.6 million and a $8.4 million increase in accumulated other comprehensive income. The $8.4 million increase in accumulated other comprehensive income was due to a $5.9 million increase in unrealized gains on our available-for-sale investment securities and a $2.5 million change in the funded status of our employee benefit plans.
Securities Activity

(dollars in thousands)	March 31, 2016	December 31, 2015	$ Change
U.S. Treasury securities	$15,067	$14,941	$126
Obligations of U.S. government corporations and agencies	271,540	263,303	8,237
Collateralized mortgage obligations of U.S. government corporations and agencies	137,330	128,835	8,495
Residential mortgage-backed securities of U.S. government corporations and agencies	39,285	40,125	(840)
Commercial mortgage-backed securities of U.S. government corporations and agencies	70,664	69,204	1,460
Obligations of states and political subdivisions	134,382	134,886	(504)
Debt Securities Available-for-Sale	668,268	651,294	16,974
Marketable equity securities	8,953	9,669	(716)
Total Securities Available-for-Sale	$677,221	$660,963	$16,258
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $16.3 million, or 2.5 percent, at March 31, 2016 compared to December 31, 2015 primarily due to normal purchase activity and increases in market value.
Management evaluates the securities portfolio for an other than temporary impairment, or OTTI, on a quarterly basis. At March 31, 2016 our bond portfolio was in a net unrealized gain position of $17.8 million compared to a net unrealized gain of $8.1 million at December 31, 2015. At March 31, 2016, total gross unrealized gains were $17.8 million offset by an insignificant gross unrealized loss. At December 31, 2015, total gross unrealized gains were $9.8 million offset by gross unrealized losses of $1.7 million. The increase in the value of our securities portfolio was a result of the changing interest rate environment in 2016. Unrealized losses were not related to the underlying credit quality of the bond portfolio. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the securities. Total unrealized gains on marketable equity securities at March 31, 2016 were $1.4 million compared to $2.1 million at December 31, 2015. There were no unrealized losses on marketable equity securities at March 31, 2016 or December 31, 2015. During the three months ended March 31, 2016 and 2015 we did not record any OTTI. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan Composition

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$2,260,231	43.7%	$2,166,603	43.1%
Commercial and industrial	1,334,119	25.8%	1,256,830	25.0%
Construction	379,293	7.3%	413,444	8.2%
Total Commercial Loans	3,973,643	76.8%	3,836,877	76.3%
Consumer
Residential mortgage	650,544	12.5%	639,372	12.7%
Home equity	467,671	9.0%	470,845	9.4%
Installment and other consumer	76,189	1.5%	73,939	1.5%
Construction	8,701	0.2%	6,579	0.1%
Total Consumer Loans	1,203,105	23.2%	1,190,735	23.7%
Total Portfolio Loans	5,176,748	100.0%	5,027,612	100.0%
Loans Held for Sale	11,739		35,321
Total Loans	$5,188,487		$5,062,933
Our loan portfolio represents our most significant source of interest income. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Total portfolio loans as of March 31, 2016 increased $149.1 million, or 3.0 percent, to $5.2 billion compared to $5.0 billion at December 31, 2015 primarily due to growth in our commercial loan portfolio. CRE loans increased $93.6 million, or 4.3 percent, and C&I loans increased $77.3 million, or 6.1 percent. Commercial organic loan growth continues to be very strong, with much of it coming from our newer markets in New York, Ohio and South Central Pennsylvania. Approximately $70.2 million of the organic loan growth came from our loan production offices in Ohio and New York and $36.5 million from our South Central Pennsylvania market. Total consumer loans increased $12.4 million, or 1.0 percent, with growth primarily in residential mortgages. Loans held for sale decreased $23.6 million primarily due to the sale of our credit card portfolio during the first quarter of 2016.
Allowance for Loan Losses
We maintain an ALL at a level determined to be adequate to absorb estimated probable credit losses inherent within the loan portfolio as of the balance sheet date and is presented as a reserve against loans in the Consolidated Balance Sheets. Determination of an adequate ALL is inherently subjective and may be subject to significant changes from period to period. The methodology for determining the ALL has two main components: evaluation and impairment tests of individual loans and impairment tests of certain groups of homogeneous loans with similar risk characteristics.
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
C&I loans are made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing. Cash flow from the operations of the company is the primary source of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the company. Collateral for these types of loans often does not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt.
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
Consumer Real Estate loans are secured by first and second liens such as home equity loans, home equity lines of credit and 1-4 family residential mortgages, including purchase money mortgages. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the local housing markets can also have a significant impact on this segment because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.
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
The following tables summarize the ALL and recorded investments in loans by category for the dates presented:

	March 31, 2016
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$15,266	$15,266	$18,505	$2,241,726	$2,260,231
Commercial and industrial	2,027	12,713	14,740	18,628	1,315,491	1,334,119
Commercial construction	154	10,671	10,825	11,888	367,405	379,293
Consumer real estate	30	8,231	8,261	11,152	1,115,764	1,126,916
Other consumer	2	1,253	1,255	29	76,160	76,189
Total	$2,213	$48,134	$50,347	$60,202	$5,116,546	$5,176,748

	December 31, 2015
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$15,043	$15,043	$12,661	$2,153,942	$2,166,603
Commercial and industrial	—	10,853	10,853	14,417	1,242,413	1,256,830
Commercial construction	3	12,622	12,625	11,498	401,946	413,444
Consumer real estate	32	8,368	8,400	6,961	1,109,835	1,116,796
Other consumer	2	1,224	1,226	113	73,826	73,939
Total	$37	$48,110	$48,147	$45,650	$4,981,962	$5,027,612

	March 31, 2016		December 31, 2015
Ratio of net charge-offs to average loans outstanding	0.22%	*	0.22%
Allowance for loan losses as a percentage of total loans	0.97%		0.96%
Allowance for loan losses as a percentage of originated loans	1.11%		1.10%
Allowance for loan losses to nonperforming loans	97%		136%
* Annualized
The ALL was $50.3 million, or 0.97 percent of total portfolio loans and 1.11 percent of originated loans at March 31, 2016 compared to $48.1 million, or 0.96 percent of total portfolio loans and 1.10 percent of originated loans at December 31, 2015. The increase in the ALL of $2.2 million is mainly due to an increase in specific reserves for loans individually evaluated for impairment. The increase in specific reserves primarily related to a $3.7 million C&I loan that was impaired during the three months ended March 31, 2016 requiring a $1.7 million specific reserve. Impaired loans increased $14.5 million, or 31.7

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

percent, from December 31, 2015. As of March 31, 2016, we had $60.2 million of impaired loans which included $19.9 million of new impaired loans for the quarter. The $19.9 million of new impaired loans included $11.8 million of loans acquired from the Merger, primarily from two relationships that experienced credit deterioration since the acquisition date, and $8.1 million of originated loans. The reserve for loans collectively evaluated for impairment did not change significantly at March 31, 2016 compared to December 31, 2015.
Net loan charge-offs were $2.8 million which primarily related to a $4.3 million C&I impaired loan requiring a $2.0 million charge-off during the three months ended March 31, 2016. Commercial special mention and substandard loans for the first quarter increased by $16.1 million to $199.6 million compared to $183.5 million at December 31, 2015.
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
TDRs increased $0.5 million to $32.1 million at March 31, 2016 compared to $31.6 million at December 31, 2015. The increase is primarily due to new TDRs of $2.6 million which was partially offset by principal reductions and loan charge-offs. Total TDRs of $32.1 million at March 31, 2016 included $22.8 million, or 71.0 percent, that were accruing and $9.3 million, or 29.0 percent, that were nonaccrual.
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
Our allowance for lending-related commitments is determined using a methodology similar to that used for the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The reserve is calculated by applying historical loss rates and considering qualitative factors to unfunded commitments. The balance in the allowance for unfunded loan commitments was $2.7 million at March 31, 2016 compared to $2.5 million at December 31, 2015. The increase primarily related to an increase in the volume of unfunded commitments. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	March 31, 2016	December 31, 2015	$ Change
Nonaccrual Loans
Commercial real estate	$11,497	$5,171	$6,326
Commercial and industrial	12,514	7,709	4,805
Commercial construction	8,251	7,488	763
Residential mortgage	7,819	4,964	2,855
Home equity	2,356	2,379	(23)
Installment and other consumer	106	12	94
Consumer construction	—	—	—
Total Nonaccrual Loans	42,543	27,723	14,820
Nonaccrual Troubled Debt Restructurings
Commercial real estate	3,747	3,548	199
Commercial and industrial	1,695	1,570	125
Commercial construction	1,742	1,265	477
Residential mortgage	1,193	665	528
Home equity	911	523	388
Installment and other consumer	3	88	(85)
Total Nonaccrual Troubled Debt Restructurings	9,291	7,659	1,632
Total Nonaccrual Loans	51,834	35,382	16,452
OREO	297	354	(57)
Total Nonperforming Assets	$52,131	$35,736	$16,395

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	1.00%	0.70%
Nonperforming assets as a percent of total loans plus OREO	1.00%	0.71%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming assets, or NPAs, increased $16.4 million to $52.1 million at March 31, 2016 compared to $35.7 million at December 31, 2015. The increase in NPAs was due to new nonperforming loans of approximately $24.0 million which were offset by principal reductions and loan charge-offs. The increase in new nonperforming loans was primarily the result of further deterioration in the loan portfolio acquired in the Merger of $13.5 million and two originated loans of $6.7 million.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits

(dollars in thousands)	March 31, 2016	December 31, 2015	$ Change
Noninterest-bearing demand	$1,212,231	$1,227,766	$(15,535)
Interest-bearing demand	605,852	586,936	18,916
Money market	444,761	384,725	60,036
Savings	1,047,871	1,061,265	(13,394)
Certificates of deposit	1,349,722	1,197,030	152,692
Brokered deposits	357,488	418,889	(61,401)
Total Deposits	$5,017,925	$4,876,611	$141,314
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at March 31, 2016 increased $141.3 million, or 2.9 percent, primarily due to increases in CDs and money market accounts. CDs increased during the quarter due to CD rate promotions and money market accounts increased related to the promotion of a new product that started in January of 2016. Overall, our deposits, excluding brokered deposits, increased by $202.7 million, or 4.5 percent, from December 31, 2015. Our brokered deposits decreased $61.4 million compared to December 31, 2015. Brokered deposits consist of CDs, money market, and interest-bearing demand funds and are an additional source of funds utilized by the ALCO as a way to diversify funding sources, as well as manage our funding costs and structure. The decrease in brokered deposits was primarily due to the growth in CDs and money markets reducing our need to utilize brokered deposits to support asset growth.
Borrowings

(dollars in thousands)	March 31, 2016	December 31, 2015	$ Change
Securities sold under repurchase agreements	$60,025	$62,086	$(2,061)
Short-term borrowings	355,000	356,000	(1,000)
Long-term borrowings	116,468	117,043	(575)
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$577,112	$580,748	$(3,636)
Borrowings are an additional source of funding for us. Total borrowings decreased by $3.6 million from December 31, 2015. During the three months ended March 31, 2016, our total deposits increased reducing the need for borrowings to support asset growth.
Information pertaining to short-term borrowings is summarized in the tables below at and for the three and twelve month periods ended March 31, 2016 and December 31, 2015.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	March 31, 2016	December 31, 2015
Balance at the period end	$60,025	$62,086
Average balance during the period	64,303	44,394
Average interest rate during the period	0.01%	0.01%
Maximum month-end balance during the period	$68,216	$62,086
Average interest rate at the period end	0.01%	0.01%

	Short-Term Borrowings
(dollars in thousands)	March 31, 2016	December 31, 2015
Balance at the period end	$355,000	$356,000
Average balance during the period	329,389	257,117
Average interest rate during the period	0.62%	0.36%
Maximum month-end balance during the period	$381,000	$356,000
Average interest rate at the period end	0.59%	0.52%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to long-term borrowings is summarized in the tables below at and for the three and twelve month periods ended March 31, 2016 and December 31, 2015.

	Long-Term Borrowings
(dollars in thousands)	March 31, 2016	December 31, 2015
Balance at the period end	$116,468	$117,043
Average balance during the period	116,705	83,648
Average interest rate during the period	0.95%	0.94%
Maximum month-end balance during the period	$116,852	$118,432
Average interest rate at the period end	0.95%	0.81%

	Junior Subordinated Debt Securities
(dollars in thousands)	March 31, 2016	December 31, 2015
Balance at the period end	$45,619	$45,619
Average balance during the period	45,619	47,071
Average interest rate during the period	2.99%	2.82%
Maximum month-end balance during the period	$45,619	$45,619
Average interest rate at the period end	2.97%	2.89%
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
An important component of S&T’s ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At March 31, 2016, S&T had $442.3 million in highly liquid assets, which consisted of $70.7 million in interest-bearing deposits with banks, $359.9 million in unpledged securities and $11.7 million in loans held for sale. The highly liquid assets to total assets resulted in an asset liquidity ratio of 6.9 percent at March 31, 2016. Also, at March 31, 2016, S&T had a remaining borrowing availability of $1.4 billion with the FHLB of Pittsburgh. Refer to Note 9 Borrowings in the Notes to Consolidated Financial Statements, and the Borrowing section of Item 2, MD&A, for more details.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	March 31, 2016		December 31, 2015
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$544,881	8.98%	$535,234	8.96%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	524,881	9.74%	515,234	9.77%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	544,881	10.11%	535,234	10.15%
Total capital to risk-weighted assets	8.00%	10.00%	623,509	11.57%	611,859	11.60%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$510,065	8.43%	$502,114	8.43%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	510,065	9.50%	502,114	9.55%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	510,065	9.50%	502,114	9.55%
Total capital to risk-weighted assets	8.00%	10.00%	588,094	10.95%	577,824	11.00%
In October 2015, we filed a new shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC, to replace the prior shelf registration statement we had filed in October 2012. The new shelf registration statement allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2016, we had not issued any securities pursuant to the new shelf registration statement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution’s earnings or capital. For most financial institutions, including S&T, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and enhancing shareholder value. However, excessive interest rate risk can threaten a bank’s earnings, capital, liquidity and solvency. Our sensitivity to changes in interest rate movements is continually monitored by the ALCO. ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analysis and by performing stress tests in order to mitigate earnings and market value fluctuations due to changes in interest rates.
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
In order to monitor interest rate risk beyond the 12 month time horizon of rate shocks, we also perform EVE analysis. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE rate change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analysis, EVE analysis incorporates management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and the behavior and value of non-maturity deposit products. S&T policy guidelines limit the change in EVE given changes in rates of +/- 300 basis points. Policy guidelines define the percent change in EVE by graduated risk tolerance levels of minimal, moderate and high. We have also temporarily suspended the EVE -200 and -300 basis point scenarios due to the low interest rate environment.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

The table below reflects the rate shock analyses and EVE analysis results. Both are in the minimal risk tolerance level.

	March 31, 2016		December 31, 2015
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in EVE	% Change in Pretax Net Interest Income	% Change in EVE
+300	6.6	2.9	5.5	(0.8)
+200	4.3	4.9	3.3	1.7
+100	2.2	4.9	1.6	2.3
-100	(4.9)	(13.0)	(5.1)	(11.1)
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
Our rate shock analyses indicate that there was an improvement in the percent change in pretax net interest income for our rates up and rates down shock scenarios when comparing March 31, 2016 to December 31, 2015. The improvement is mainly a result of an increase in variable rate loans and certificates of deposit repricing.
When comparing the EVE results for March 31, 2016 and December 31, 2015 the percent change to EVE has improved in the rates up shock scenarios and decreased in the rate down shock scenario. The percent change to EVE in our rate shock scenarios is mainly attributed to the change in value of our core deposits.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of March 31, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2016, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 23, 2016.
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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheet at March 31, 2016 and Audited Consolidated Balance Sheet at December 31, 2015, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2016 and 2015, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three Months ended March 31, 2016 and 2015, (iv) Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31, 2016 and 2015 and (v) Notes to Unaudited Consolidated Financial Statements.

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: May 4, 2016	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)