Form 10-Q
period 2016-06-30
S&T BANCORP INC
filed 2016-08-03
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Common Stock, $2.50 Par Value - 34,916,358 shares as of July 29, 2016

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $40,879 and $41,639 at June 30, 2016 and December 31, 2015	$94,991	$99,399
Securities available-for-sale, at fair value	683,479	660,963
Loans held for sale	11,999	35,321
Portfolio loans, net of unearned income	5,388,264	5,027,612
Allowance for loan losses	(52,213)	(48,147)
Portfolio loans, net	5,336,051	4,979,465
Bank owned life insurance	70,991	70,175
Premises and equipment, net	47,025	49,127
Federal Home Loan Bank and other restricted stock, at cost	27,755	23,032
Goodwill	291,670	291,764
Other intangible assets, net	5,657	6,525
Other assets	104,587	102,583
Total Assets	$6,674,205	$6,318,354
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,220,568	$1,227,766
Interest-bearing demand	662,509	616,188
Money market	700,219	605,184
Savings	1,033,077	1,061,265
Certificates of deposit	1,503,945	1,366,208
Total Deposits	5,120,318	4,876,611
Securities sold under repurchase agreements	48,479	62,086
Short-term borrowings	550,000	356,000
Long-term borrowings	15,888	117,043
Junior subordinated debt securities	45,619	45,619
Other liabilities	68,851	68,758
Total Liabilities	5,849,155	5,526,117
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at June 30, 2016 and December 31, 2015 Outstanding—34,916,358 shares at June 30, 2016 and 34,810,374 shares at December 31, 2015	90,326	90,326
Additional paid-in capital	211,824	210,545
Retained earnings	561,132	544,228
Accumulated other comprehensive (loss) income	(4,748)	(16,457)
Treasury stock (1,214,122 shares at June 30, 2016 and 1,320,106 shares at December 31, 2015, at cost)	(33,484)	(36,405)
Total Shareholders’ Equity	825,050	792,237
Total Liabilities and Shareholders’ Equity	$6,674,205	$6,318,354
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
INTEREST INCOME
Loans, including fees	$52,019	$48,933	$103,177	$88,859
Investment Securities:
Taxable	2,580	2,394	5,134	4,777
Tax-exempt	915	998	1,857	2,018
Dividends	336	286	702	872
Total Interest Income	55,850	52,611	110,870	96,526
INTEREST EXPENSE
Deposits	5,029	3,051	9,284	6,058
Borrowings and junior subordinated debt securities	1,113	749	2,240	1,398
Total Interest Expense	6,142	3,800	11,524	7,456
NET INTEREST INCOME	49,708	48,811	99,346	89,070
Provision for loan losses	4,848	2,059	9,863	3,266
Net Interest Income After Provision for Loan Losses	44,860	46,752	89,483	85,804
NONINTEREST INCOME
Securities (losses) gains, net	—	(34)	—	(34)
Service charges on deposit accounts	3,065	2,877	6,064	5,459
Debit and credit card fees	2,869	3,020	5,655	5,736
Wealth management fees	2,630	2,930	5,382	5,853
Insurance fees	1,205	1,391	2,979	3,041
Mortgage banking	578	782	1,107	1,308
Gain on sale of credit card portfolio	—	—	2,066	—
Other	2,101	2,417	5,012	4,104
Total Noninterest Income	12,448	13,383	28,265	25,467
NONINTEREST EXPENSE
Salaries and employee benefits	17,626	17,455	38,528	34,235
Data processing	2,723	2,555	4,835	4,876
Net occupancy	2,688	2,682	5,638	5,270
Furniture and equipment	1,719	1,582	3,648	2,808
Marketing	1,075	1,193	1,976	2,009
Professional services and legal	1,047	801	1,994	1,324
FDIC insurance	994	808	1,934	1,503
Other taxes	896	1,159	1,995	2,002
Merger related expenses	—	866	—	3,167
Other	5,985	6,348	12,621	11,876
Total Noninterest Expense	34,753	35,449	73,169	69,070
Income Before Taxes	22,555	24,686	44,579	42,201
Provision for income taxes	5,496	6,498	11,427	11,178
Net Income	$17,059	$18,188	$33,152	$31,023
Earnings per share—basic	$0.49	$0.52	$0.96	$0.94
Earnings per share—diluted	$0.49	$0.52	$0.95	$0.94
Dividends declared per share	$0.19	$0.18	$0.38	$0.36
Comprehensive Income	$20,427	$14,695	$44,861	$31,335
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2015	$77,993	$78,818	$504,060	$(13,833)	$(38,649)	$608,389
Net income for six months ended June 30, 2015	—	—	31,023	—	—	31,023
Other comprehensive income (loss), net of tax	—	—	—	312	—	312
Cash dividends declared ($0.36 per share)	—	—	(11,608)	—	—	(11,608)
Common stock issued in acquisition (4,933,115 shares)	12,333	130,136	—	—	—	142,469
Treasury stock issued for restricted awards (87,841 shares, net of 4,630 forfeitures)	—	—	(2,419)	—	2,308	(111)
Recognition of restricted stock compensation expense	—	858	—	—	—	858
Tax benefit from stock-based compensation	—	29	—	—	—	29
Issuance costs	—	(132)	—	—	—	(132)
Balance at June 30, 2015	$90,326	$209,709	$521,056	$(13,521)	$(36,341)	$771,229

Balance at January 1, 2016	$90,326	$210,545	$544,228	$(16,457)	$(36,405)	$792,237
Net income for six months ended June 30, 2016	—	—	33,152	—	—	33,152
Other comprehensive income (loss), net of tax	—	—	—	11,709	—	11,709
Cash dividends declared ($0.38 per share)	—	—	(13,211)	—	—	(13,211)
Treasury stock issued for restricted awards (110,643 shares, net of 4,659 forfeitures)	—	—	(3,037)	—	2,921	(116)
Recognition of restricted stock compensation expense	—	1,279	—	—	—	1,279
Balance at June 30, 2016	$90,326	$211,824	$561,132	$(4,748)	$(33,484)	$825,050
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$33,152	$31,023
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,863	3,266
Provision for unfunded loan commitments	131	605
Depreciation, amortization and accretion	1,878	388
Net amortization of discounts and premiums on securities	1,861	1,802
Stock-based compensation expense	1,279	769
Securities losses (gains), net	—	34
Tax benefit from stock-based compensation	—	(29)
Mortgage loans originated for sale	(45,831)	(52,075)
Proceeds from the sale of mortgage loans	46,555	42,008
Gain on the sale of mortgage loans, net	(679)	(597)
Gain on the sale of credit card portfolio	(2,066)	—
Pension plan curtailment gain	(1,017)	—
Net increase in interest receivable	(3,485)	(2,542)
Net increase (decrease) in interest payable	1,126	(475)
Net (increase) decrease in other assets	(2,900)	1,854
Net increase (decrease) in other liabilities	4,127	(811)
Net Cash Provided by Operating Activities	43,994	25,220
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(45,431)	(54,754)
Proceeds from maturities, prepayments and calls of securities available-for-sale	34,723	26,096
Proceeds from sales of securities available-for-sale	—	11,119
Net (purchases of) proceeds from Federal Home Loan Bank stock	(4,723)	(334)
Net increase in loans	(369,089)	(141,911)
Proceeds from sale of loans not originated for resale	2,427	—
Purchases of premises and equipment	(1,360)	(2,465)
Proceeds from the sale of premises and equipment	3	27
Proceeds from the sale of credit card portfolio	25,019	—
Net cash paid in excess of cash acquired from bank merger	—	(16,347)
Net Cash Used in Investing Activities	(358,431)	(178,569)
FINANCING ACTIVITIES
Net increase in deposits	105,970	297,340
Net increase (decrease) in certificates of deposit	138,148	(68,397)
Net (decrease) increase in securities sold under repurchase agreements	(13,607)	15,630
Net increase (decrease) in short-term borrowings	194,000	(127,686)
Proceeds from long-term borrowings	—	100,000
Repayments of long-term borrowings	(101,155)	(1,214)
Repayment of junior subordinated debt	—	(13,500)
Treasury shares issued-net	(116)	(111)
Common stock issuance costs	—	(132)
Cash dividends paid to common shareholders	(13,211)	(11,608)
Tax benefit from stock-based compensation	—	29
Net Cash Provided by Financing Activities	310,029	190,351
Net (decrease) increase in cash and cash equivalents	(4,408)	37,002
Cash and cash equivalents at beginning of period	99,399	109,580
Cash and Cash Equivalents at End of Period	$94,991	$146,582
Supplemental Disclosures
Loans transferred from held for sale to portfolio	$(1,540)	$—
Interest paid	$10,398	$7,619
Income taxes paid, net of refunds	$13,474	$9,275
Net assets acquired from bank merger, excluding cash and cash equivalents	$—	$43,433
Transfers of loans to other real estate owned	$231	$137
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
Recently Adopted Accounting Standards Updates, or ASU
Business Combinations - Simplifying the Accounting for Measurement Period Adjustments
In September 2015, the Financial Accounting Standards Board, or FASB, issued ASU No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement Period Adjustments (Topic 805); The amendments in this ASU No. 2015-16 eliminate the requirement to retrospectively adjust the financial statements for measurement-period adjustments as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if that information had been revised. The measurement period is a reasonable time period after the acquisition date when the acquirer may adjust the provisional amounts recognized for a business combination if the necessary information is not available by the end of the reporting period in which the acquisition occurs. The measurement periods cannot continue for more than one year from the acquisition date. The standard is effective for annual periods and interim periods beginning after December 15, 2015. The adoption of this ASU had no impact on our results of operations or financial position.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2015. In September 2015, the FASB issued ASU No. 2015-15, Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU No. 2015-15 amends the SEC Content in Subtopic 835-30 by adding SEC paragraph 835-30-S35-1, Interest-Imputation of Interest Subsequent Measurement and paragraph 830-30-S45-1, Other Presentation Matters. These paragraphs were added because ASU No. 2015-03 issued in April 2015 does not address presentation or subsequent measurement of debt issuance costs related to "line-of-credit arrangements." The adoption of this ASU had no material impact on our results of operations or financial position.
Consolidation: Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities, or VIEs, or voting interest entities; 2. eliminate the presumption that a general partner should consolidate a limited partnership; 3. affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4. provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2A-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this ASU had no impact on our results of operations or financial position.
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
Recently Issued Accounting Standards Updates not yet Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments of this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL, or current expected credit loss, model. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the provisions of this ASU to determine the potential impact on our results of operations and financial position.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Revenue from Contracts with Customers

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU No. 2014-09 for all entities by one year. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are: 1. identify the contract with the customer; 2. identify the separate performance obligations in the contract; 3. determine the transaction price; 4. allocate the transaction price to the separate performance obligations; and 5. recognize revenue when each performance obligation is satisfied. The Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016.
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
In May 2016, the FASB issued ASU No. 2016-12, Narrow-scope Improvements and Practical Expedients. The amendments in this ASU do not change the core principles of Topic 606, Revenue from Contracts with Customers. These amendments affect only the narrow aspects of Topic 606: 1. Collectibility Criterion, 2. Presentation of Sales Taxes and Other Similar Taxes Collected from Customers, 3. Noncash Consideration, 4. Contract Modifications at Transition, and 5. Completed Contracts at Transition. We are evaluating the provisions of these ASUs to determine the potential impact to our results of operations and financial position.
Stock Compensation - Improvements to Employee Share-Based Payment Accounting
On March 31, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including; 1. accounting for income taxes; 2. classification of excess tax benefits on the statement of cash flows; 3. forfeitures; 4. minimum statutory tax withholding requirements; 5. classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; 6. practical expedient -- expected term (nonpublic only); and 7. intrinsic value (nonpublic only). This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. We do not expect that this ASU will have a material impact on our results of operations and financial position.
Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting
In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. We do not expect that this ASU will have a material impact on our results of operations and financial position.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Leases - Section A-Amendments to the FASB Accounting Standards Codification, Section B-Conforming Amendments Related to Leases and Section C-Background Information and Basis for Conclusions
In February 2016, the FASB issued ASU No. 2016-02, Leases, which, requires lessees to recognize a right-to-use asset and a lease obligation for all leases on the balance sheet. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. Early adoption of this ASU is permitted. We anticipate that this ASU will impact our financial statements as it relates to the recognition of right-to-use assets and lease obligations on our Consolidated Balance Sheet. However, we do not expect that this ASU will have a material impact on our Consolidated Statement of Comprehensive Income.
Accounting for Financial Instruments - Overall: Classification and Measurement
In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement (Subtopic 825-10). The amendments in this ASU No. 2016-01 address the following: 1. require equity investments to be measured at fair value with changes in fair value recognized in net income; 2. simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3. eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4. require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5. require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6. require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7. clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.
We anticipate that this ASU will have a significant impact on our financial statements and disclosures primarily as it relates to recognizing the fair value changes for equity securities in net income rather than an adjustment to equity through other comprehensive income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. BUSINESS COMBINATIONS

On March 4, 2015, we completed the acquisition of 100 percent of the voting shares of Integrity Bancshares, Inc., or Integrity, located in Camp Hill, Pennsylvania, in a tax-free reorganization transaction structured as a merger of Integrity with and into S&T, with S&T being the surviving entity. As a result of the Integrity merger, or the Merger, Integrity Bank, the wholly owned subsidiary bank of Integrity, became a separate wholly owned subsidiary bank of S&T. The merger of Integrity Bank into S&T Bank, with S&T Bank surviving the merger, and the related system conversion occurred on May 8, 2015.
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
The Merger was accounted for under the acquisition method of accounting and our Consolidated Financial Statements include all Integrity Bank transactions from March 4, 2015, until it was merged into S&T Bank on May 8, 2015. The assets acquired and liabilities assumed were recorded at their respective fair values and represent management’s estimates based on available information. Purchase accounting guidance allows for a reasonable period of time following an acquisition for the acquirer to obtain the information necessary to complete the accounting for a business combination. This period is known as the measurement period. At the end of the measurement period, $1.1 million in purchase accounting adjustments were recognized that increased goodwill. The measurement period adjustments primarily related to changes to provisional amounts, a $0.8 million reduction in the fair value of land and $0.3 million in deferred taxes.
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

Loans acquired in the Merger were recorded at fair value with no carryover of the related Allowance for Loan Losses, or ALL. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The fair value of the loans acquired was $788.7 million net of a $14.8 million discount. The discount is accreted to interest income over the remaining contractual life of the loans. At March 4, 2015, acquired loans included $331.6 million of Commercial Real Estate, or CRE,

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. BUSINESS COMBINATIONS - continued

$184.2 million of Commercial and Industrial, or C&I, $92.4 million of commercial construction, $116.9 million of residential mortgage, $25.6 million of home equity, $36.1 million of installment and other consumer and $1.9 million of consumer construction.
Direct costs related to the Merger were expensed as incurred. No merger related expenses were recognized during the three months and six months ended June 30, 2016. For the three months ended June 30, 2015, we recognized $0.9 million of merger related expenses, including $0.4 million for data processing contract termination and conversion costs, $0.1 million in severance payments, $0.1 million in legal and professional expenses and $0.3 million in other expenses. During the six months ended June 30, 2015, we recognized $3.2 million of merger related expenses, including $1.3 million for data processing contract termination and system conversion costs, $1.2 million in legal and professional expenses, $0.4 million in severance payments and $0.3 million in other expenses.
NOTE 3. EARNINGS PER SHARE
The following table reconciles the numerators and denominators of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shares and per share data)	2016	2015	2016	2015
Numerator for Earnings per Share—Basic:
Net income	$17,059	$18,188	$33,152	$31,023
Less: Income allocated to participating shares	60	79	101	123
Net Income Allocated to Shareholders	$16,999	$18,109	$33,051	$30,900

Numerator for Earnings per Share—Diluted:
Net income	$17,059	$18,188	$33,152	$31,023
Net Income Available to Shareholders	$17,059	$18,188	$33,152	$31,023

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	34,674,712	34,652,895	34,666,773	32,951,936
Add: Potentially dilutive shares	89,853	28,283	80,890	36,359
Denominator for Treasury Stock Method—Diluted	34,764,565	34,681,178	34,747,663	32,988,295

Weighted Average Shares Outstanding—Basic	34,674,712	34,652,895	34,666,773	32,951,936
Add: Average participating shares outstanding	122,160	151,134	105,794	131,563
Denominator for Two-Class Method—Diluted	34,796,872	34,804,029	34,772,567	33,083,499

Earnings per share—basic	$0.49	$0.52	$0.96	$0.94
Earnings per share—diluted	$0.49	$0.52	$0.95	$0.94
Warrants considered anti-dilutive excluded from potentially dilutive shares - exercise price $31.53 per share, expires January 2019	517,012	517,012	517,012	517,012
Stock options considered anti-dilutive excluded from potentially dilutive shares - expired in December 2015	—	155,500	—	155,500
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	144,998	122,851	117,796	95,204

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
Impaired Loans
Impaired loans are carried at the lower of carrying value or fair value. Fair value is determined as the recorded investment balance less any specific reserve. We establish specific reserves based on the following three impairment methods: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral less estimated selling costs when the loan is collateral dependent and we expect to liquidate the collateral. However, if repayment is expected to come from the operation of the collateral, rather than liquidation, then we do not consider estimated selling costs in determining the fair value of the collateral. Collateral values are generally based upon appraisals by approved, independent state certified appraisers. Appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or our knowledge of the borrower and the borrower’s business. Impaired loans carried at fair value are classified as Level 3.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at June 30, 2016 and December 31, 2015. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	June 30, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$15,103	$—	$15,103
Obligations of U.S. government corporations and agencies	—	262,265	—	262,265
Collateralized mortgage obligations of U.S. government corporations and agencies	—	143,262	—	143,262
Residential mortgage-backed securities of U.S. government corporations and agencies	—	38,014	—	38,014
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	81,668	—	81,668
Obligations of states and political subdivisions	—	134,250	—	134,250
Marketable equity securities	—	8,917	—	8,917
Total securities available-for-sale	—	683,479	—	683,479
Trading securities held in a Rabbi Trust	4,196	—	—	4,196
Total securities	4,196	683,479	—	687,675
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	16,926	—	16,926
Interest rate lock commitments - mortgage loans	—	643	—	643
Total Assets	$4,196	$701,048	$—	$705,244
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$16,786	$—	$16,786
Forward sale contracts - mortgage loans	—	204	—	204
Total Liabilities	$—	$16,990	$—	$16,990

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

	December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$14,941	$—	$14,941
Obligations of U.S. government corporations and agencies	—	263,303	—	263,303
Collateralized mortgage obligations of U.S. government corporations and agencies	—	128,835	—	128,835
Residential mortgage-backed securities of U.S. government corporations and agencies	—	40,125	—	40,125
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	69,204	—	69,204
Obligations of states and political subdivisions	—	134,886	—	134,886
Marketable equity securities	—	9,669	—	9,669
Total securities available-for-sale	—	660,963	—	660,963
Trading securities held in a Rabbi Trust	4,021	—	—	4,021
Total securities	4,021	660,963	—	664,984
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	11,295	—	11,295
Interest rate lock commitments - mortgage loans	—	261	—	261
Total Assets	$4,021	$672,519	$—	$676,540
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$11,276	$—	$11,276
Forward sale contracts - mortgage loans	—	5	—	5
Total Liabilities	$—	$11,281	$—	$11,281
We may be required to measure certain assets and liabilities on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either June 30, 2016 or December 31, 2015. The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	June 30, 2016				December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Impaired loans	—	—	14,343	14,343	—	—	9,373	9,373
Other real estate owned	—	—	149	149	—	—	158	158
Mortgage servicing rights	—	—	3,094	3,094	—	—	3,396	3,396
Total Assets	$—	$—	$17,586	$17,586	$—	$—	$12,927	$12,927
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at June 30, 2016 and December 31, 2015 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at June 30, 2016
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$94,991	$94,991	$94,991	$—	$—
Securities available-for-sale	683,479	683,479	—	683,479	—
Loans held for sale	11,999	12,485	—	—	12,485
Portfolio loans, net of unearned income	5,388,264	5,380,012	—	—	5,380,012
Bank owned life insurance	70,991	70,991	—	70,991	—
FHLB and other restricted stock	27,755	27,755	—	—	27,755
Trading securities held in a Rabbi Trust	4,196	4,196	4,196	—	—
Mortgage servicing rights	3,094	3,094	—	—	3,094
Interest rate swap contracts - commercial loans	16,926	16,926	—	16,926	—
Interest rate lock commitments - mortgage loans	643	643	—	643	—
LIABILITIES
Deposits	$5,120,318	$5,127,474	$—	$—	$5,127,474
Securities sold under repurchase agreements	48,479	48,479	—	—	48,479
Short-term borrowings	550,000	550,000	—	—	550,000
Long-term borrowings	15,888	16,843	—	—	16,843
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swap contracts - commercial loans	16,786	16,786	—	16,786	—
Forward sale contracts - mortgage loans	204	204	—	204	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2015
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$99,399	$99,399	$99,399	$—	$—
Securities available-for-sale	660,963	660,963	—	660,963	—
Loans held for sale	35,321	35,500	—	—	35,500
Portfolio loans, net of unearned income	5,027,612	5,001,004	—	—	5,001,004
Bank owned life insurance	70,175	70,175	—	70,175	—
FHLB and other restricted stock	23,032	23,032	—	—	23,032
Trading securities held in a Rabbi Trust	4,021	4,021	4,021	—	—
Mortgage servicing rights	3,237	3,396	—	—	3,396
Interest rate swap contracts - commercial loans	11,295	11,295	—	11,295	—
Interest rate lock commitments - mortgage loans	261	261	—	261	—
LIABILITIES
Deposits	$4,876,611	$4,881,718	$—	$—	$4,881,718
Securities sold under repurchase agreements	62,086	62,086	—	—	62,086
Short-term borrowings	356,000	356,000	—	—	356,000
Long-term borrowings	117,043	117,859	—	—	117,859
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swap contracts - commercial loans	11,276	11,276	—	11,276	—
Forward sale contracts - mortgage loans	5	5	—	5	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 5. SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	June 30, 2016				December 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$14,934	$169	$—	$15,103	$14,914	$27	$—	$14,941
Obligations of U.S. government corporations and agencies	256,526	5,739	—	262,265	262,045	1,825	(567)	263,303
Collateralized mortgage obligations of U.S. government corporations and agencies	139,532	3,730	—	143,262	128,458	693	(316)	128,835
Residential mortgage-backed securities of U.S. government corporations and agencies	36,396	1,618	—	38,014	39,185	1,091	(151)	40,125
Commercial mortgage-backed securities of U.S. government corporations and agencies	79,517	2,151	—	81,668	69,697	183	(676)	69,204
Obligations of states and political subdivisions	125,145	9,105	—	134,250	128,904	5,988	(6)	134,886
Debt Securities	652,050	22,512	—	674,562	643,203	9,807	(1,716)	651,294
Marketable equity securities	7,579	1,339	(1)	8,917	7,579	2,090	—	9,669
Total	$659,629	$23,851	$(1)	$683,479	$650,782	$11,897	$(1,716)	$660,963

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables present the fair value and the age of gross unrealized losses by investment category as of the dates presented:

June 30, 2016
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Debt Securities	—	—	—	—	—	—	—	—	—
Marketable equity securities	1	70	(1)	—	—	—	1	70	(1)
Total Temporarily Impaired Securities	1	$70	$(1)	—	$—	$—	1	$70	$(1)

	December 31, 2015
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	10	88,584	(379)	2	14,542	(188)	12	103,126	(567)
Collateralized mortgage obligations of U.S. government corporations and agencies	6	61,211	(316)	—	—	—	6	61,211	(316)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	7,993	(151)	—	—	—	1	7,993	(151)
Commercial mortgage-backed securities of U.S. government corporations and agencies	5	50,839	(450)	1	9,472	(226)	6	60,311	(676)
Obligations of states and political subdivisions	1	5,370	(6)	—	—	—	1	5,370	(6)
Debt Securities	23	213,997	(1,302)	3	24,014	(414)	26	238,011	(1,716)
Marketable equity securities	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Securities	23	$213,997	$(1,302)	3	$24,014	$(414)	26	$238,011	$(1,716)
As of June 30, 2016, there were no unrealized losses on debt securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There was one marketable equity security with an unrealized loss at June 30, 2016, and there were no marketable equity unrealized losses at December 31, 2015. We do not intend to sell and it is not more likely than not that we will be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

The following table displays net unrealized gains and losses, net of tax on securities available for sale included in accumulated other comprehensive (loss)/income, for the periods presented:

	June 30, 2016			December 31, 2015
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Total unrealized gains/(losses) on securities available-for-sale	$23,851	$(1)	$23,850	$11,897	$(1,716)	$10,181
Income tax expense/(benefit)	8,347	—	8,347	4,164	(601)	3,563
Net unrealized gains/(losses), net of tax included in accumulated other comprehensive income/(loss)	$15,504	$(1)	$15,503	$7,733	$(1,115)	$6,618
The amortized cost and fair value of securities available-for-sale at June 30, 2016 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$46,370	$46,509
Due after one year through five years	211,742	217,558
Due after five years through ten years	66,087	69,318
Due after ten years	72,406	78,233
	396,605	411,618
Collateralized mortgage obligations of U.S. government corporations and agencies	139,532	143,262
Residential mortgage-backed securities of U.S. government corporations and agencies	36,396	38,014
Commercial mortgage-backed securities of U.S. government corporations and agencies	79,517	81,668
Debt Securities	652,050	674,562
Marketable equity securities	7,579	8,917
Total	$659,629	$683,479
At June 30, 2016 and December 31, 2015, securities with carrying values of $252.5 million and $278.4 million were pledged for various regulatory and legal requirements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $4.5 million and $3.2 million at June 30, 2016 and December 31, 2015 and net of a discount related to purchase accounting fair value adjustments of $9.0 million and $10.9 million at June 30, 2016 and December 31, 2015. The following table indicates the composition of the acquired and originated loans as of the dates presented:

(dollars in thousands)	June 30, 2016	December 31, 2015
Commercial
Commercial real estate	$2,388,786	$2,166,603
Commercial and industrial	1,385,746	1,256,830
Commercial construction	398,122	413,444
Total Commercial Loans	4,172,654	3,836,877
Consumer
Residential mortgage	671,665	639,372
Home equity	480,204	470,845
Installment and other consumer	58,139	73,939
Consumer construction	5,602	6,579
Total Consumer Loans	1,215,610	1,190,735
Total Portfolio Loans	5,388,264	5,027,612
Loans held for sale	11,999	35,321
Total Loans	$5,400,263	$5,062,933
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we monitor this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 77 percent of total portfolio loans at June 30, 2016 and 76 percent of total portfolio loans at December 31, 2015. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $2.8 billion or 67 percent of total commercial loans and 52 percent of total portfolio loans at June 30, 2016 and 67 percent of total commercial loans and 51 percent of total portfolio loans at December 31, 2015. Further segmentation of the CRE and Commercial Construction portfolios by collateral type reveal no concentration in excess of seven percent of total loans at June 30, 2016 and December 31, 2015.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area, resulting in a geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Our CRE and Commercial Construction portfolios have out-of-market exposure of 5.3 percent of the combined portfolio and 2.7 percent of total loans at June 30, 2016 and 5.8 percent of the combined portfolio and 3.0 percent of total loans at December 31, 2015.
The decrease in loans held for sale of $23.3 million primarily related to the sale of our credit card portfolio of $22.9 million and resulted in a $2.1 million gain for the six months ended June 30, 2016.
Troubled debt restructurings, or TDRs, are loans where we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower. We strive to identify borrowers with financial difficulty early and work with them to come to a mutual resolution to modify the terms of their loan before the loan goes nonaccrual. These modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates or principal deferment. While unusual, there may be instances of principal forgiveness. These modifications are generally for longer term periods that would not be considered insignificant. Additionally, we classify loans where the debt obligation has been discharged through a Chapter 7 Bankruptcy and not reaffirmed as TDRs.
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
The following table summarizes the restructured loans as of the dates presented:

	June 30, 2016			December 31, 2015
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$4,263	$4,369	$8,632	$6,822	$3,548	$10,370
Commercial and industrial	6,241	2,535	8,776	6,321	1,570	7,891
Commercial construction	4,351	2,820	7,171	5,013	1,265	6,278
Residential mortgage	2,493	4,411	6,904	2,590	665	3,255
Home equity	3,225	882	4,107	3,184	523	3,707
Installment and other consumer	25	11	36	25	88	113
Total	$20,598	$15,028	$35,626	$23,955	$7,659	$31,614
There were no TDRs returned to accruing status during the three and six months ended June 30, 2016 and there were six TDRs that returned to accruing status totaling $0.3 million during the three and six months ended June 30, 2015.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

The following tables present the restructured loans during the periods presented:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	1	$4,721	$2,270	$(2,451)	—	$—	$—	$—
Commercial and industrial
Principal deferral	5	985	985	—	—	—	—	—
Principal forgiveness	—	—	—	—	1	400	400	—
Maturity date extension	1	130	130	—	—	—	—	—
Commercial Construction
Maturity date extension	4	1,324	1,269	(55)	—	—	—	—
Residential mortgage
Principal deferral	1	3,273	3,273	—	—	—	—	—
Chapter 7 bankruptcy(2)	1	65	64	(1)	—	—	—	—
Maturity date extension and interest rate reduction	—	—	—	—	2	225	225	—
Home equity
Chapter 7 bankruptcy(2)	4	73	69	(4)	4	171	171	—
Maturity date extension	3	120	120	—	—	—	—	—
Installment and other consumer
Chapter 7 bankruptcy(2)	2	16	13	(3)	—	—	—	—
Total by Concession Type
Principal forgiveness	—	$—	$—	$—	1	$400	$400	$—
Principal deferral	7	8,979	6,528	(2,451)	—	—	—	—
Chapter 7 bankruptcy(2)	7	154	146	(8)	4	171	171	—
Interest rate reduction	—	—	—	—	—	—	—	—
Maturity date extension and interest rate reduction	—	—	—	—	2	225	225	—
Maturity date extension	8	1,574	1,519	(55)	—	—	—	—
Total	22	$10,707	$8,193	$(2,514)	7	$796	$796	$—
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	1	$4,721	$2,270	$(2,451)	2	$2,851	$2,851	$—
Chapter 7 bankruptcy(2)	1	709	681	(28)	—	—	—	—
Commercial and industrial
Principal forgiveness	—	—	—	—	1	400	400	—
Principal deferral	5	985	985	—	6	661	661	—
Chapter 7 bankruptcy(2)	—	—	—	—	1	3	1	(2)
Maturity date extension	3	755	728	(27)	1	780	765	(15)
Commercial Construction
Principal deferral	—	—	—	—	1	104	103	(1)
Maturity date extension	5	1,357	1,303	(54)	—	—	—	—
Residential mortgage
Principal deferral	1	3,273	3,273	—	—	—	—	—
Chapter 7 bankruptcy(2)	4	285	280	(5)	—	—	—	—
Maturity date extension	1	483	483	—	—	—	—	—
Maturity date extension and interest rate reduction	—	—	—	—	2	225	225	—
Home equity
Principal deferral	1	47	46	(1)	—	—	—	—
Chapter 7 bankruptcy(2)	9	318	309	(9)	12	313	304	(9)
Maturity date extension and interest rate reduction	1	130	128	(2)	—	—	—	—
Maturity date extension	4	274	272	(2)	1	71	71	—
Installment and other consumer
Chapter 7 bankruptcy(2)	2	16	13	$(3)	—	—	—	$—
Total by Concession Type
Principal forgiveness	—	$—	$—	$—	1	$400	$400	$—
Principal deferral	8	9,026	6,574	(2,452)	9	3,616	3,615	(1)
Chapter 7 bankruptcy(2)	16	1,328	1,283	(45)	13	316	305	(11)
Interest rate reduction	—	—	—	—				—
Maturity date extension and interest rate reduction	1	130	128	(2)	2	225	225	—
Maturity date extension	13	2,869	2,786	(83)	2	851	836	(15)
Total	38	$13,353	$10,771	$(2,582)	27	$5,408	$5,381	$(27)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

For the three months ended June 30, 2016, we modified one C&I loan totaling $6.5 million and one CRE loan totaling $0.5 million that were not considered to be TDRs. For the six months ended June 30, 2016, we modified three C&I loans totaling $8.7 million and one CRE loan totaling $0.5 million. The modifications were administrative extensions of maturity dates that were determined not to be a concession. As of June 30, 2016, we have $0.7 million of commitments to lend additional funds on TDRs.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. The following tables present a summary of TDRs which defaulted during the periods presented that had been restructured within the last 12 months prior to defaulting:

	Defaulted TDRs
	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate	—	$—	—	$—	—	$—	—	$—
Commercial and Industrial	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	1	605	—	—
Residential mortgage	—	—	—	—	—	—	1	183
Home equity	—	—	2	119	—	—	3	124
Installment and other consumer	—	—	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—	—	—
Total	—	$—	2	$119	1	$605	4	$307
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	June 30, 2016	December 31, 2015
Nonperforming Assets
Nonaccrual loans	$27,877	$27,723
Nonaccrual TDRs	15,028	7,659
Total nonaccrual loans	42,905	35,382
OREO	328	354
Total Nonperforming Assets	$43,233	$35,736

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	June 30, 2016
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$2,367,849	$7,384	$2,666	$10,887	$20,937	$2,388,786
Commercial and industrial	1,366,728	7,276	400	11,342	19,018	1,385,746
Commercial construction	382,985	5,644	1,311	8,182	15,137	398,122
Residential mortgage	657,352	1,191	3,839	9,283	14,313	671,665
Home equity	472,085	4,223	728	3,168	8,119	480,204
Installment and other consumer	57,916	153	27	43	223	58,139
Consumer construction	5,602	—	—	—	—	5,602
Loans held for sale	11,999	—	—	—	—	11,999
Total	$5,322,516	$25,871	$8,971	$42,905	$77,747	$5,400,263

	December 31, 2015
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$2,145,655	$11,602	$627	$8,719	$20,948	$2,166,603
Commercial and industrial	1,244,802	2,453	296	9,279	12,028	1,256,830
Commercial construction	401,084	3,517	90	8,753	12,360	413,444
Residential mortgage	631,085	1,728	930	5,629	8,287	639,372
Home equity	465,055	2,365	523	2,902	5,790	470,845
Installment and other consumer	73,486	242	111	100	453	73,939
Consumer construction	6,579	—	—	—	—	6,579
Loans held for sale	35,179	94	48	—	142	35,321
Total	$5,002,925	$22,001	$2,625	$35,382	$60,008	$5,062,933
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	June 30, 2016
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,314,317	96.9%	$1,302,427	94.0%	$361,494	90.8%	$3,978,238	95.3%
Special mention	22,277	0.9%	31,865	2.3%	20,228	5.1%	74,370	1.8%
Substandard	52,192	2.2%	51,454	3.7%	16,400	4.1%	120,046	2.9%
Total	$2,388,786	100.0%	$1,385,746	100.0%	$398,122	100.0%	$4,172,654	100.0%

	December 31, 2015
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,094,851	96.7%	$1,182,685	94.1%	$375,808	90.9%	$3,653,344	95.2%
Special mention	19,938	0.9%	43,896	3.5%	19,846	4.8%	83,680	2.2%
Substandard	51,814	2.4%	30,249	2.4%	17,790	4.3%	99,853	2.6%
Total	$2,166,603	100.0%	$1,256,830	100.0%	$413,444	100.0%	$3,836,877	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	June 30, 2016
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$662,382	98.6%	$477,036	99.3%	$58,096	99.9%	$5,602	100.0%	$1,203,116	99.0%
Nonperforming	9,283	1.4%	3,168	0.7%	43	0.1%	—	—%	12,494	1.0%
Total	$671,665	100.0%	$480,204	100.0%	$58,139	100.0%	$5,602	100.0%	$1,215,610	100.0%

	December 31, 2015
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$633,743	99.1%	$467,943	99.4%	$73,839	99.8%	$6,579	100.0%	$1,182,104	99.3%
Nonperforming	5,629	0.9%	2,902	0.6%	100	0.2%	—	—%	8,631	0.7%
Total	$639,372	100.0%	$470,845	100.0%	$73,939	100.0%	$6,579	100.0%	$1,190,735	100.0%
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	June 30, 2016			December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Without a related allowance recorded:
Commercial real estate	$12,326	$22,765	$—	$12,661	$13,157	$—
Commercial and industrial	11,313	12,174	—	14,417	15,220	—
Commercial construction	9,918	13,494	—	10,998	14,200	—
Consumer real estate	10,983	11,646	—	6,845	7,521	—
Other consumer	34	41	—	111	188	—
Total without a Related Allowance Recorded	44,574	60,120	—	45,032	50,286	—
With a related allowance recorded:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	4,499	4,984	1,991	—	—	—
Commercial construction	1,064	1,635	141	500	1,350	3
Consumer real estate	29	29	29	116	116	32
Other consumer	1	1	1	2	2	2
Total with a Related Allowance Recorded	5,593	6,649	2,162	618	1,468	37
Total:
Commercial real estate	12,326	22,765	—	12,661	13,157	—
Commercial and industrial	15,812	17,158	1,991	14,417	15,220	—
Commercial construction	10,982	15,129	141	11,498	15,550	3
Consumer real estate	11,012	11,675	29	6,961	7,637	32
Other consumer	35	42	1	113	190	2
Total	$50,167	$66,769	$2,162	$45,650	$51,754	$37
As of June 30, 2016, we had $50.2 million of impaired loans which included $18.0 million of acquired loans from the Merger that experienced credit deterioration since the acquisition date.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans for the periods presented:

	For the Three Months Ended
	June 30, 2016		June 30, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance recorded:
Commercial real estate	$14,619	$64	$19,733	$158
Commercial and industrial	10,959	98	10,782	84
Commercial construction	10,625	48	8,119	81
Consumer real estate	11,028	107	6,891	91
Other consumer	38	—	126	4
Total without a Related Allowance Recorded	47,269	317	45,651	418
With a related allowance recorded:
Commercial real estate	—	—	420	—
Commercial and industrial	4,617	31	—	—
Commercial construction	1,232	6	—	—
Consumer real estate	29	1	121	2
Other consumer	1	—	4	—
Total with a Related Allowance Recorded	5,879	38	545	2
Total:
Commercial real estate	14,619	64	20,153	158
Commercial and industrial	15,576	129	10,782	84
Commercial construction	11,857	54	8,119	81
Consumer real estate	11,057	108	7,012	93
Other consumer	39	—	130	4
Total	$53,148	$355	$46,196	$420

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

	For the Six Months Ended
	June 30, 2016		June 30, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance recorded:
Commercial real estate	$14,798	$132	$20,455	$322
Commercial and industrial	11,253	189	11,162	146
Commercial construction	10,669	108	6,628	134
Consumer real estate	11,089	243	6,943	186
Other consumer	40	1	86	4
Total without a Related Allowance Recorded	47,849	673	45,274	792
With a related allowance recorded:
Commercial real estate	—	—	211	—
Commercial and industrial	4,999	63	—	—
Commercial construction	1,244	12	—	—
Consumer real estate	30	1	122	3
Other consumer	2	—	4	—
Total with a Related Allowance Recorded	6,275	76	337	3
Total:
Commercial real estate	14,798	132	20,666	322
Commercial and industrial	16,252	252	11,162	146
Commercial construction	11,913	120	6,628	134
Consumer real estate	11,119	244	7,065	189
Other consumer	42	1	90	4
Total	$54,124	$749	$45,611	$795

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended June 30, 2016
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$15,266	$14,740	$10,825	$8,261	$1,255	$50,347
Charge-offs	(1,662)	(136)	(945)	(290)	(463)	(3,496)
Recoveries	38	217	2	134	123	514
Net (Charge-offs)/ Recoveries	(1,624)	81	(943)	(156)	(340)	(2,982)
Provision for loan losses	2,336	(50)	1,819	313	430	4,848
Balance at End of Period	$15,978	$14,771	$11,701	$8,418	$1,345	$52,213

	Three Months Ended June 30, 2015
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$19,071	$13,711	$6,869	$6,723	$1,732	$48,106
Charge-offs	(310)	(992)	—	(177)	(276)	(1,755)
Recoveries	73	89	1	112	129	404
Net (Charge-offs)/ Recoveries	(237)	(903)	1	(65)	(147)	(1,351)
Provision for loan losses	184	500	801	369	205	2,059
Balance at End of Period	$19,018	$13,308	$7,671	$7,027	$1,790	$48,814

	Six Months Ended June 30, 2016
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$15,043	$10,853	$12,625	$8,400	$1,226	$48,147
Charge-offs	(1,715)	(2,830)	(945)	(522)	(1,111)	(7,123)
Recoveries	398	420	3	298	207	1,326
Net (Charge-offs)/Recoveries	(1,317)	(2,410)	(942)	(224)	(904)	(5,797)
Provision for loan losses	2,252	6,328	18	242	1,023	9,863
Balance at End of Period	$15,978	$14,771	$11,701	$8,418	$1,345	$52,213

	Six Months Ended June 30, 2015
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$20,164	$13,668	$6,093	$6,333	$1,653	$47,911
Charge-offs	(376)	(1,698)	—	(552)	(579)	(3,205)
Recoveries	176	203	2	248	213	842
Net (Charge-offs)/Recoveries	(200)	(1,495)	2	(304)	(366)	(2,363)
Provision for loan losses	(946)	1,135	1,576	998	503	3,266
Balance at End of Period	$19,018	$13,308	$7,671	$7,027	$1,790	$48,814

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the ALL and recorded investments in loans by category as of the periods presented:

	June 30, 2016
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$15,978	$15,978	$12,326	$2,376,460	$2,388,786
Commercial and industrial	1,991	12,780	14,771	15,812	1,369,934	1,385,746
Commercial construction	141	11,560	11,701	10,982	387,140	398,122
Consumer real estate	29	8,389	8,418	11,012	1,146,459	1,157,471
Other consumer	1	1,344	1,345	35	58,104	58,139
Total	$2,162	$50,051	$52,213	$50,167	$5,338,097	$5,388,264

	December 31, 2015
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$15,043	$15,043	$12,661	$2,153,942	$2,166,603
Commercial and industrial	—	10,853	10,853	14,417	1,242,413	1,256,830
Commercial construction	3	12,622	12,625	11,498	401,946	413,444
Consumer real estate	32	8,368	8,400	6,961	1,109,835	1,116,796
Other consumer	2	1,224	1,226	113	73,826	73,939
Total	$37	$48,110	$48,147	$45,650	$4,981,962	$5,027,612

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts- Commercial Loans
Fair value	$16,926	$11,295	$16,786	$11,276
Notional amount	249,799	245,595	249,799	245,595
Collateral posted	—	—	13,764	12,753
Interest Rate Lock Commitments- Mortgage Loans
Fair value	643	261	—	—
Notional amount	17,959	9,894	—	—
Forward Sale Contracts- Mortgage Loans
Fair value	—	—	204	5
Notional amount	$—	$—	$17,073	$9,800
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$16,926	$11,295	$16,786	$11,276
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	16,926	11,295	16,786	11,276
Gross amounts not offset(1)	—	—	(13,764)	(12,573)
Net Amount	$16,926	$11,295	$3,022	$(1,297)
(1) Amounts represent posted collateral.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$23	$(21)	$120	$(8)
Interest rate lock commitments—mortgage loans	117	(8)	382	128
Forward sale contracts—mortgage loans	(132)	92	(199)	74
Total Derivatives Gain	$8	$63	$303	$194

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. BORROWINGS

Short-term borrowings are for terms under one year and were comprised of REPOs and FHLB advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. Mortgage-backed securities with a total carrying value of $52.3 million at June 30, 2016 and $67.0 million at December 31, 2015 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
Long-term borrowings are for original terms greater than or equal to one year and were comprised of FHLB advances, a capital lease and junior subordinated debt securities. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. We had total long-term borrowings outstanding of $12.7 million at a fixed rate and $3.1 million at a variable rate at June 30, 2016, excluding our capital lease of $0.1 million. On March 4, 2015 we assumed $13.5 million of junior subordinated debt from the acquisition of Integrity. On March 5, 2015, we paid off $8.5 million and on June 18, 2015, we paid off the remaining $5.0 million.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Securities sold under repurchase agreements	$48,479	0.01%	$62,086	0.01%
Short-term borrowings	550,000	0.60%	356,000	0.52%
Total short-term borrowings	598,479	0.55%	418,086	0.44%
Long-term borrowings
Other long-term borrowings	15,888	2.92%	117,043	0.81%
Junior subordinated debt securities	45,619	3.15%	45,619	2.89%
Total long-term borrowings	61,507	3.09%	162,662	1.39%
Total Borrowings	$659,986	0.79%	$580,748	0.71%
We had total borrowings at June 30, 2016 and December 31, 2015 at the FHLB of Pittsburgh of $565.8 million and $472.9 million. The $565.8 million at June 30, 2016 consisted of $550.0 million in short-term borrowings and $15.8 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $2.1 billion at June 30, 2016. Our remaining borrowing availability is $1.3 billion. We utilized $787.9 million of our borrowing capacity at June 30, 2016 consisting of $565.8 million for borrowings and $222.1 million for letters of credit to collateralize public funds.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $2.7 million at June 30, 2016 and $2.5 million at December 31, 2015. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The allowance for unfunded commitments is determined using a similar methodology as our ALL methodology. The reserve is calculated by applying historical loss rates and qualitative adjustments to our unfunded commitments.
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	June 30, 2016	December 31, 2015
Commitments to extend credit	$1,601,779	$1,619,854
Standby letters of credit	80,680	97,676
Total	$1,682,459	$1,717,530
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 11. OTHER COMPREHENSIVE INCOME

The following table represents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on securities available-for-sale	$4,636	$(1,622)	$3,014	$(5,872)	$2,056	$(3,816)
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	—	—	—	34	(12)	22
Adjustment to funded status of employee benefit plans	545	(191)	354	463	(162)	301
Other Comprehensive Income/(Loss)	$5,181	$(1,813)	$3,368	$(5,375)	$1,882	$(3,493)
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

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on securities available-for-sale	$13,669	$(4,784)	$8,885	$(889)	$311	$(578)
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	—	—	—	34	(12)	22
Adjustment to funded status of employee benefit plans	4,345	(1,521)	2,824	1,192	(324)	868
Other Comprehensive Income	$18,014	$(6,305)	$11,709	$337	$(25)	$312
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
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$—	$672	$474	$1,344
Interest cost on projected benefit obligation	1,036	1,100	2,101	2,200
Expected return on plan assets	(1,434)	(1,807)	(2,893)	(3,614)
Amortization of prior service credit	(35)	(35)	(70)	(70)
Recognized net actuarial loss	526	468	1,070	936
Net Periodic Pension Expense	$93	$398	$682	$796

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

The following table represents total assets by reportable operating segment as of the dates presented:

(dollars in thousands)	June 30, 2016	December 31, 2015
Community Banking	$6,661,869	$6,305,046
Insurance	8,336	9,619
Wealth Management	4,000	3,689
Total Assets	$6,674,205	$6,318,354
The following tables provide financial information for our three operating segments for the three and six month periods ended June 30, 2016 and 2015. The financial results of the business segments include allocations for shared services based on an internal analysis that supports line of business and branch performance measurement. Shared services include expenses such as employee benefits, occupancy expense, computer support and other corporate overhead. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

	Three Months Ended June 30, 2016
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$55,839	$1	$117	$(107)	$55,850
Interest expense	6,213	—	—	(71)	6,142
Net interest income	49,626	1	117	(36)	49,708
Provision for loan losses	4,848	—	—	—	4,848
Noninterest income	8,589	1,093	2,627	139	12,448
Noninterest expense	29,462	1,103	2,437	103	33,105
Depreciation expense	1,224	11	4	—	1,239
Amortization of intangible assets	391	12	6	—	409
Provision for income taxes	5,404	(12)	104	—	5,496
Net Income (Loss)	$16,886	$(20)	$193	$—	$17,059

	Three Months Ended June 30, 2015
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$52,598	$1	$157	$(145)	$52,611
Interest expense	4,056	—	—	(256)	3,800
Net interest income	48,542	1	157	111	48,811
Provision for loan losses	2,059	—	—	—	2,059
Noninterest income	8,869	1,328	2,917	269	13,383
Noninterest expense	29,916	1,053	2,285	380	33,634
Depreciation expense	1,279	14	6	—	1,299
Amortization of intangible assets	495	13	8	—	516
Provision for income taxes	6,139	88	271	—	6,498
Net Income	$17,523	$161	$504	$—	$18,188

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 13. SEGMENTS – continued

	Six Months Ended June 30, 2016
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$110,857	$1	$245	$(233)	$110,870
Interest expense	11,651	—	—	(127)	11,524
Net interest income	99,206	1	245	(106)	99,346
Provision for loan losses	9,863	—	—	—	9,863
Noninterest income	18,919	2,717	5,373	1,256	28,265
Noninterest expense	61,610	2,358	4,743	1,150	69,861
Depreciation expense	2,410	21	8	—	2,439
Amortization of intangible assets	831	25	13	—	869
Provision for income taxes	11,018	110	299	—	11,427
Net Income	$32,393	$204	$555	$—	$33,152

	Six Months Ended June 30, 2015
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$96,483	$1	$298	$(256)	$96,526
Interest expense	7,944	—	—	(488)	7,456
Net interest income	88,539	1	298	232	89,070
Provision for loan losses	3,266	—	—	—	3,266
Noninterest income	16,406	2,881	5,833	347	25,467
Noninterest expense	58,603	2,190	4,505	579	65,877
Depreciation expense	2,290	26	13	—	2,329
Amortization of intangible assets	822	25	17	—	864
Provision for income taxes	10,396	224	558	—	11,178
Net Income	$29,568	$417	$1,038	$—	$31,023

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 14. QUALIFIED AFFORDABLE HOUSING PROJECTS

We invest in affordable housing projects primarily to satisfy our Community Reinvestment Act requirements. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. Our total investment in qualified affordable housing projects was $13.4 million at June 30, 2016 and $15.0 million at December 31, 2015. We had no open commitments to fund current or future investments in qualified affordable housing projects at June 30, 2016 or December 31, 2015. Amortization expense, included in other noninterest expense in the Consolidated Statements of Net Income, was $0.8 million and $1.6 million for the three and six months ended June 30, 2016 and $0.9 million and $1.9 million for the three and six months ended June 30, 2015. The amortization expense was offset by tax credits of $0.9 million and $1.8 million for the three and six months ended June 30, 2016 and $1.0 million and $2.0 million for the three and six months ended June 30, 2015 as a reduction to our federal tax provision.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three and six month periods ended June 30, 2016 and 2015. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2016 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2015 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview
We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $6.7 billion at June 30, 2016.  We operate bank branches in Pennsylvania and Ohio and limited purpose offices, or LPOs, in Pennsylvania, Ohio and New York. We provide a full range of financial services with retail and commercial banking products, cash management services, insurance and trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
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
Earnings Summary
Net income decreased $1.1 million for the three months and increased $2.1 million for the six months ended June 30, 2016 compared to the same period in 2015. The timing of the Integrity merger, or Merger, on March 4, 2015 has impacted the comparability of financial results for the six months ended June 30, 2016 and the six months ended June 30, 2015 due to only approximately four months of Integrity results being included in earnings in the prior year. Net income for the three and six months ended June 30, 2016 was $17.1 million and $33.2 million resulting in diluted earnings per share of $0.49 and $0.95 compared to net income of $18.2 million and $31.0 million and $0.52 and $0.94 diluted earnings per share for the same periods in 2015. The decrease in net income for the three month period was primarily driven by increases in our provision for loan losses of $2.8 million and decreases in noninterest income of $0.9 million partially offset by increases in the net interest margin of $0.9 million and decreases in income taxes of $1.0 million and noninterest expense of $0.7 million. The increase in net income for the six month period was primarily due to increases in the net interest margin of $10.3 million and noninterest income of $2.8 million. These increases were partially offset by increases in our provision for loan losses of $6.6 million, noninterest expenses of $4.1 million and income taxes of $0.2 million. Noninterest expense included $0.9 million and $3.2 million of Merger related expenses during the three and six months ended June 30, 2015.
Net interest income increased $0.9 million, or 1.8 percent, for the three months ended June 30, 2016 and increased $10.3 million, or 11.5 percent, for the six months ended June 30, 2016 compared to the same periods in 2015. The increases for both the three and six month periods was primarily due to the increases in average interest-earning assets, compared to the same periods in 2015. Average interest-earnings assets increased $520.7 million, or 9.5 percent, and $761.6 million, or 14.7 percent, for the three and six month periods ended June 30, 2016 compared to the same period in 2015. The increases in average interest-earning assets was due to our successful efforts in growing our loan portfolio organically and as a result of the Merger. These increases were partially offset by increases in average interest-bearing liabilities of $393.6 million, or 9.8 percent, and

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

$622.6 million, or 16.7 percent, for the three and six months periods ended June 30, 2016 compared to the same periods in 2015. The increases in average interest-bearing liabilities for the three and six month periods are mainly due to successful deposit promotions and the Merger. Net interest income was favorably impacted by accretion resulting from purchase accounting fair value adjustments of $0.7 million and $1.4 million for the three and six months ended June 30, 2016 compared to both periods in 2015.
The provision for loan losses increased $2.8 million to $4.8 million and increased $6.6 million to $9.9 million for the three and six months ended June 30, 2016 compared to $2.1 million and $3.3 million for the same periods in 2015. The increase in the provision for loan losses is attributed to higher net charge-offs and specific reserves on impaired loans. Net charge-offs increased $1.6 million to $3.0 million and increased $3.4 million to $5.8 million for the three and six months ended June 30, 2016 compared to $1.4 million and $2.4 million for the same periods in 2015. Specific reserves for impaired loans were $2.2 million at June 30, 2016 compared to $0.6 million at June 30, 2015.
Noninterest income decreased $0.9 million to $12.4 million for the three months ended June 30, 2016 compared to the same period in 2015. The decrease during the three month period was primarily related to a decline in fees from wealth management, mortgage banking and other income. For the six months ended June 30, 2016, noninterest income increased $2.8 million to $28.3 million compared to the same period in 2015. The increase in noninterest income for the six month period was primarily due to a curtailment gain of $1.0 million resulting from the amendment to freeze benefit accruals for all participants in our defined benefit plans and a gain of $2.1 million on the sale of our credit card portfolio that occurred during the first quarter of 2016.
Noninterest expense decreased $0.7 million to $34.8 million for the three months ended June 30, 2016 and increased $4.1 million to $73.2 million for the six months ended June 30, 2016 compared to the same period in 2015. We incurred merger related expense of $0.9 million and $3.2 million for the three and six months ended June 30, 2015. The increase in noninterest expense for the six months ended June 30, 2016 was partly due to higher salaries and employee benefits expense. Additionally, occupancy, furniture and equipment and FDIC insurance expense increased due to the Merger.
The provision for income taxes decreased $1.0 million for the three months and increased $0.2 million for the six months ended June 30, 2016 compared to the same period in 2015. The decrease to the provision for income taxes for the three months ended June 30, 2016 was primarily due to a decrease in pretax income and a lower annual effective tax rate. The effective tax rate for the six months ended June 30, 2016 decreased to 25.6 percent compared to 26.5 percent for the same period in 2015.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles, or GAAP, management uses, and this quarterly report references a non-GAAP financial measure, net interest income on a fully taxable equivalent, or FTE. Management believes this measure provides information useful to investors in understanding our underlying business, operational performance and performance trends as it facilitates comparisons with the performance of other companies in the financial services industry. Although management believes that this non-GAAP financial measure enhance investors’ understanding of our business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies.
We believe the presentation of net interest income on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to an FTE basis in the Net Interest Income section of the "Results of Operations - Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015."

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2016 Compared to
Three and Six Months Ended June 30, 2015
Net Interest Income
Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our Asset and Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to produce what we believe an acceptable level of net interest income.
The interest income on interest-earning assets and the net interest margin are presented on an FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities using the federal statutory tax rate of 35 percent for each period and the dividend-received deduction for equity securities. We believe this to be the preferred industry measurement of net interest income that provides a relevant comparison between taxable and non-taxable amounts.
The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates adjusted to an FTE basis for the periods presented:

	Three months ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Total interest income	$55,850	$52,611	$110,870	$96,526
Total interest expense	6,142	3,800	11,524	7,456
Net interest income per consolidated statements of comprehensive income	49,708	48,811	99,346	89,070
Adjustment to FTE basis	1,762	1,494	3,484	2,886
Net Interest Income (FTE) (non-GAAP)	$51,470	$50,305	$102,830	$91,956
Net interest margin	3.32%	3.56%	3.36%	3.47%
Adjustment to FTE basis	0.12%	0.11%	0.12%	0.11%
Net Interest Margin (FTE) (non-GAAP)	3.44%	3.67%	3.48%	3.58%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three months ended June 30, 2016			Three months ended June 30, 2015
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans (1) (2)	$5,281,769	$53,250	4.05%	$4,764,852	$49,853	4.20%
Interest-bearing deposits with banks	38,233	45	0.47%	65,246	41	0.25%
Taxable investment securities (3)	547,501	2,671	1.95%	513,639	2,486	1.94%
Tax-exempt investment securities (2)	133,908	1,408	4.21%	136,824	1,536	4.49%
Federal Home Loan Bank and other restricted stock	22,017	238	4.32%	22,166	189	3.42%
Total Interest-earning Assets	6,023,428	57,612	3.85%	5,502,727	54,105	3.94%
Noninterest-earning assets:
Cash and due from banks	54,818			54,125
Premises and equipment, net	47,605			49,016
Other assets	470,280			482,699
Less allowance for loan losses	(51,983)			(48,492)
Total Assets	$6,544,148			$6,040,075
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$639,424	$264	0.17%	$660,058	$239	0.15%
Money market	478,448	438	0.37%	427,354	204	0.19%
Savings	1,030,357	485	0.19%	1,073,360	420	0.16%
Certificates of deposit	1,384,988	3,342	0.97%	1,120,256	1,914	0.68%
Brokered deposits(4)	371,182	500	0.54%	347,013	274	0.32%
Total Interest-bearing Deposits	3,904,399	5,029	0.52%	3,628,041	3,051	0.34%
Securities sold under repurchase agreements	52,443	1	0.01%	45,017	1	0.01%
Short-term borrowings	366,942	584	0.64%	228,505	190	0.33%
Long-term borrowings	54,588	176	1.30%	78,912	192	0.98%
Junior subordinated debt securities	45,619	352	3.10%	49,905	366	2.93%
Total Interest-bearing Liabilities	4,423,991	6,142	0.56%	4,030,380	3,800	0.38%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,229,020			1,175,620
Other liabilities	71,601			67,500
Shareholders’ equity	819,536			766,575
Total Liabilities and Shareholders’ Equity	$6,544,148			$6,040,075
Net Interest Income (2)(3)		$51,470			$50,305
Net Interest Margin (2) (3)			3.44%			3.67%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 35 percent for 2016 and 2015.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4) Brokered deposits consist of certificates of deposit, money market, and interest-bearing demand funds.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans (1) (2)	$5,200,522	$105,586	4.08%	$4,445,515	$90,585	4.11%
Interest-bearing deposits with banks	43,196	110	0.51%	65,410	76	0.23%
Taxable investment securities (3)	539,484	5,296	1.96%	509,271	4,968	1.95%
Tax-exempt investment securities (2)	134,580	2,857	4.25%	139,501	3,105	4.45%
Federal Home Loan Bank and other restricted stock	22,305	504	4.52%	18,815	678	7.20%
Total Interest-earning Assets	5,940,087	114,353	3.87%	5,178,512	99,412	3.87%
Noninterest-earning assets:
Cash and due from banks	54,661			52,122
Premises and equipment, net	47,845			45,006
Other assets	468,702			430,990
Less allowance for loan losses	(50,840)			(48,557)
Total Assets	$6,460,455			$5,658,073
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$621,325	$465	0.15%	$546,663	$326	0.12%
Money market	444,354	667	0.30%	395,324	365	0.19%
Savings	1,045,737	967	0.19%	1,062,911	823	0.16%
Certificates of deposit	1,327,820	6,186	0.95%	1,056,254	4,051	0.77%
Brokered deposits(4)	383,415	998	0.52%	304,023	493	0.33%
Total Interest-bearing Deposits	3,822,651	9,283	0.49%	3,365,175	6,058	0.36%
Securities sold under repurchase agreements	58,373	3	0.01%	42,542	2	0.01%
Short-term borrowings	348,165	1,094	0.63%	232,451	375	0.33%
Long-term borrowings	85,647	452	1.06%	49,165	334	1.37%
Junior subordinated debt securities	45,619	691	3.05%	48,547	687	2.85%
Total Interest-bearing Liabilities	4,360,455	11,523	0.53%	3,737,880	7,456	0.40%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,217,084			1,138,912
Other liabilities	71,736			66,080
Shareholders’ equity	811,180			715,201
Total Liabilities and Shareholders’ Equity	$6,460,455			$5,658,073
Net Interest Income (2)(3)		$102,830			$91,956
Net Interest Margin (2) (3)			3.48%			3.58%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 35 percent for 2016 and 2015.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4) Brokered deposits consist of certificates of deposit, money market, and interest-bearing demand funds.
Net interest income on an FTE basis increased $1.2 million, or 2.3 percent, for the three months and increased $10.9 million, or 11.8 percent, for the six months ended June 30, 2016 compared to the same periods in 2015. The increases in net interest income on an FTE basis were due to the Merger and organic loan growth. Net interest income was unfavorably impacted by decreases in purchase accounting fair value adjustments of $2.0 million and $1.3 million for the three and six months ended June 30, 2016 compared to the three and six months in 2015. The net interest margin on an FTE basis decreased 23 and 10 basis points for the three and six months ended June 30, 2016 compared to the same periods in 2015. The net interest margin rate was unfavorably impacted by 16 and five basis points for the three and six months ended June 30, 2016 compared to the same periods in 2015 due to the decrease in purchase accounting fair value adjustments.
Interest income on an FTE basis increased $3.5 million, or 6.5 percent, to $57.6 million for the three months and increased $14.9 million, or 15.0 percent for the six months ended June 30, 2016 compared to the same periods in 2015. The increase in interest income is primarily due to the increases in average interest-earning assets compared to the same periods in 2015.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest income was unfavorably impacted by a decrease in loan purchase accounting fair value adjustments of $1.5 million and $1.0 million for the three and six months ended June 30, 2016 compared to the same periods in 2015. Average interest-earning assets increased $520.7 million and $761.6 million for the three and six months ended June 30, 2016 primarily due to increased average loan balances. Average loan balances increased $516.9 million and $755.0 million for the three and six months ended June 30, 2016. The rates earned on loans decreased 15 and three basis points for the three and six months ended June 30, 2016 when compared to the same periods in 2015. A decrease in loan purchase accounting fair value adjustments negatively impacted loan rates by 14 and five basis points compared to the same periods in 2015. Average interest-bearing deposits with banks, which is primarily cash at the Federal Reserve, decreased $27.0 million and $22.2 million and tax-exempt investment securities decreased $2.9 million and $4.9 million while average investment securities increased $33.9 million and $30.2 million for the three and six months ended June 30, 2016. Federal Home Loan Bank, or FHLB, and other restricted stock increased $3.5 million for the six months ended June 30, 2016 with a significant decrease in the rate primarily due to a special dividend received of $0.3 million in the first quarter of 2015. Overall, the FTE rate on interest-earning assets decreased nine basis points for the three months ended June 30, 2016 compared to the same period in 2015 and remained the same for the six months ended 2016 and 2015.
Interest expense increased $2.3 million and $4.1 million for the three and six months ended June 30, 2016 compared to the same period in 2015. The increase in interest expense is primarily due to the increases in average interest-bearing liabilities compared to the same periods in 2015. Interest expense was unfavorably impacted by a decrease in certificate of deposit purchase accounting fair value adjustments of $0.5 million and $0.3 million for the three and six months ended June 30, 2016 compared to the same periods in 2015. Average deposits increased $252.2 million and $378.1 million for the three and six months ended June 30, 2016. Average brokered deposits increased $24.2 million and $79.4 million and average short-term borrowings increased $145.9 million and $131.5 million for the three and six months ended June 30, 2016 compared to the same period in 2015. Average long-term borrowings decreased $28.6 million and increased $33.6 million for the three and six months ended June 30, 2016. This is mainly due to a $100 million long-term variable rate borrowing in the second quarter of 2015 that matured in the second quarter of 2016. A decrease in certificate of deposit purchase accounting fair value adjustments negatively impacted interest-bearing liability rates by five and two basis points compared to the same periods in 2015. Overall, the cost of interest-bearing liabilities increased by 18 and 13 basis points for the three and six months ended June 30, 2016 as compared to the same period in 2015.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2016 compared to June 30, 2015			Six Months Ended June 30, 2016 compared to June 30, 2015
(dollars in thousands)	Volume (4)	Rate (4)	Net	Volume (4)	Rate (4)	Net
Interest earned on:
Loans (1) (2)	$5,408	$(2,011)	$3,397	$15,385	$(384)	$15,001
Interest-bearing deposits with banks	(17)	21	4	(26)	60	34
Taxable investment securities (3)	164	21	185	295	33	328
Tax-exempt investment securities (2)	(33)	(95)	(128)	(110)	(138)	(248)
Federal Home Loan Bank and other restricted stock	(1)	50	49	126	(300)	(174)
Change in Interest Earned on Interest-earning Assets	5,521	(2,014)	3,507	15,670	(729)	14,941
Interest paid on:
Interest-bearing demand	(7)	32	25	45	94	139
Money market	24	210	234	45	257	302
Savings	(17)	82	65	(13)	157	144
Certificates of deposit	452	976	1,428	1,041	1,094	2,135
Brokered deposits	19	207	226	129	376	505
Securities sold under repurchase agreements	—	—	—	1	—	1
Short-term borrowings	115	279	394	187	532	719
Long-term borrowings	(59)	43	(16)	248	(130)	118
Junior subordinated debt securities	(31)	17	(14)	(41)	45	4
Change in Interest Paid on Interest-bearing Liabilities	496	1,846	2,342	1,642	2,425	4,067
Net Change in Net Interest Income	$5,025	$(3,860)	$1,165	$14,028	$(3,154)	$10,874
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 35 percent for 2016 and 2015.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4) Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision for Loan Losses
The provision for loan losses is the adjustment to the allowance for loan losses, or ALL, after considering loan charge-offs and recoveries to bring the ALL to a level determined to be appropriate in management's judgment to absorb probable losses inherent in the loan portfolio. The provision for loan losses increased $2.8 million to $4.8 million and increased $6.6 million to $9.9 million for the three and six months ended June 30, 2016 compared to $2.1 million and $3.3 million for the same periods in 2015. The increase in the provision for loan losses is attributed to higher net charge-offs and specific reserves on impaired loans. Net charge-offs increased $1.6 million to $3.0 million and increased $3.4 million to $5.8 million for the three and six months ended June 30, 2016 compared to $1.4 million and $2.4 million for the same periods in 2015. Annualized net loan charge-offs to average loans were 0.23 percent and 0.22 percent for the three and six months ended June 30, 2016 compared to 0.11 percent for the same periods in 2015. Specific reserves for impaired loans were $2.2 million at June 30, 2016 compared to $0.6 million at June 30, 2015.
Nonperforming loans increased $23.8 million to $42.9 million at June 30, 2016 compared to $19.1 million at June 30, 2015 primarily due to additional deterioration of acquired loans, subsequent to the acquisition date. The ALL at June 30, 2016 was $52.2 million, or 0.97 percent of total portfolio loans, compared to 1.02 percent of total portfolio loans at June 30, 2015. The ALL was 1.09 percent of originated loans at June 30, 2016 compared to 1.23 percent at June 30, 2015. Refer to “Allowance for Loan Losses” in the MD&A of this report for additional information.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Securities gains / (losses), net	$—	$(34)	$34	NM	$—	$(34)	$34	NM
Service charges on deposit accounts	3,065	2,877	188	6.5	6,064	5,459	605	11.1
Debit and credit card fees	2,869	3,020	(151)	(5.0)	5,655	5,736	(81)	(1.4)
Wealth management fees	2,630	2,930	(300)	(10.2)	5,382	5,853	(471)	(8.0)
Insurance fees	1,205	1,391	(186)	(13.4)	2,979	3,041	(62)	(2.0)
Mortgage banking	578	782	(204)	(26.1)	1,107	1,308	(201)	(15.4)
Gain on sale of credit card portfolio	—	—	—	—	2,066	—	2,066	NM
Other	2,101	2,417	(316)	(13.1)	5,012	4,104	908	22.1
Total Noninterest Income	$12,448	$13,383	$(935)	(7.0)%	$28,265	$25,467	$2,798	11.0%
NM- Not meaningful
Noninterest income decreased $0.9 million, or 7.0 percent, to $12.4 million for the three months ended June 30, 2016 and increased $2.8 million, or 11.0 percent, to $28.3 million for the six months ended June 30, 2016 compared to the same periods in 2015. The decrease of $0.9 million for the three months ended June 30, 2016 primarily related to a decline in fees from wealth management, mortgage banking and other income compared to the same period in 2015. The increase of $2.8 million in noninterest income during the six months ended June 30, 2016 primarily related to a $1.0 million curtailment gain resulting from the amendment to freeze benefit accruals for all participants in our defined benefit plans and a $2.1 million gain on the sale of our credit card portfolio, both occurred during the first quarter of 2016. Subsequent to the sale of our credit card portfolio, we will continue to earn income based on the terms of the marketing agreement which provides incentives for new credit card accounts and a percentage of both interchange income and finance charges.
Service charges on deposit accounts increased $0.2 million and $0.6 million for the three and six months ended June 30, 2016 due to increased volume related to deposit growth initiatives for both periods and growth from the Merger for the six month period. The decrease in wealth management fees of $0.3 million and $0.5 million for the three and six months ended June 30, 2016 compared to the same periods in 2015 was due to a decline in market conditions and a decrease in assets under management. The decline in mortgage banking fees of $0.2 million for both periods related to impairment of our mortgage servicing rights asset in 2016 due to a decline in interest rates. The decrease of $0.3 million in other noninterest income for the three month period related to lower letter of credit fees and interest rate swap fees from our commercial customers. The $0.9 million increase in other noninterest income for the six months ended June 30, 2016 was primarily related to the $1.0 million defined benefit plan curtailment gain discussed above.
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Salaries and employee benefits (1)	$17,626	$17,455	$171	1.0%	$38,528	$34,235	$4,293	12.5%
Data processing (1)	2,723	2,555	168	6.6	4,835	4,876	(41)	(0.8)
Net occupancy (1)	2,688	2,682	6	0.2	5,638	5,270	368	7.0
Furniture and equipment	1,719	1,582	137	8.7	3,648	2,808	840	29.9
Marketing	1,075	1,193	(118)	(9.9)	1,976	2,009	(33)	(1.6)
Professional services and legal (1)	1,047	801	246	30.7	1,994	1,324	670	50.6
FDIC insurance	994	808	186	23.0	1,934	1,503	431	28.7
Other taxes	896	1,159	(263)	(22.7)	1,995	2,002	(7)	(0.3)
Merger related expense	—	866	(866)	NM	—	3,167	(3,167)	NM
Other(1)	5,985	6,348	(363)	(5.7)	12,621	11,876	745	6.3
Total Noninterest Expense	$34,753	$35,449	$(696)	(2.0)%	$73,169	$69,070	$4,099	5.9%
(1) Excludes Merger related expenses for 2015 amounts only.
NM - not meaningful
Noninterest expense decreased $0.7 million, or 2.0 percent, to $34.8 million for the three months ended June 30, 2016 and increased $4.1 million, or 5.9 percent, to $73.2 million for the six months ended June 30, 2016 compared to the same periods in 2015.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We incurred merger related expense of $0.9 million and $3.2 million for the three and six months ended June 30, 2015. Additionally, our operating costs were higher during the six months ended June 30, 2016 compared to the prior year related to the Merger which resulted in approximately four months of additional expense in 2015 compared to a full six months in 2016.
Salaries and employee benefits expense increased $0.2 million and $4.3 million for the three and six months ended June 30, 2016 compared to the same period in 2015. The increases were primarily due to additional employees, annual merit increases and higher restricted stock expense, commission expense and medical claims. These increases were offset by a decrease in pension expense of $0.3 million and $0.1 million for the three and six months ended June 30, 2016 related to the amendment to freeze benefit accruals for all participants in our defined benefit pension plans. Further offsetting the increase for the three months ended June 30, 2016 was the reversal of benefit accruals and employee incentive plans.
Other noninterest expense decreased $0.4 million for the three months ended June 30, 2016 compared to the same period in 2015. The decrease primarily related to lower amortization of both our core deposit intangible asset and qualified affordable housing projects. Other noninterest expense increased $0.7 million for the six months ended June 30, 2016 compared to the same period in 2015. The increase related to higher charitable contributions and increases in appraisals and other real estate owned, or OREO, expenses, primarily from loans acquired in the Merger. These increases were offset by lower amortization of our qualified affordable housing projects.
Net occupancy expense increased $0.4 million and furniture and equipment expense increased $0.8 million for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to the additional locations acquired from the Merger and technology upgrades. Professional services and legal expense increased $0.2 and $0.7 million due to additional consulting and legal charges that were incurred for the three and six months ended June 30, 2016. Other taxes decreased $0.3 million during the three month period due to state tax Education Improvement Tax Credits during the period. Federal Deposit Insurance Corporation, or FDIC, insurance expense increased $0.2 million and $0.4 million for the three and six months ended June 30, 2016 compared to the same period in 2015 primarily due to the Merger and growth.
Provision for Income Taxes
The provision for income taxes decreased $1.0 million to $5.5 million for the three months ended June 30, 2016 and increased $0.2 million to $11.4 million for the six months ended June 30, 2016 compared to a provision of $6.5 million and $11.2 million for the same periods in 2015. The decrease to the provision for income taxes for the three months ended June 30, 2016 was primarily due to a decrease in pretax income and a lower annual effective tax rate. The effective tax rate for the six months ended June 30, 2016 decreased to 25.6 percent compared to 26.5 percent and for the same period in 2015.
Financial Condition
June 30, 2016
Total assets increased $355.9 million, or 5.6 percent, to $6.7 billion at June 30, 2016 compared to $6.3 billion at December 31, 2015. Loan growth was strong resulting in an increase in total portfolio loans of $360.7 million, or 7.2 percent. Our commercial loan portfolio grew by $335.8 million, or 8.8 percent, to $4.2 billion with growth in the Commercial Real Estate, or CRE, and Commercial and Industrial, or C&I, portfolios. Our consumer loan portfolio increased $24.9 million, or 2.1 percent, with growth primarily in residential mortgages and home equity. Securities increased $22.5 million, or 3.4 percent, compared to December 31, 2015 primarily due to increases in market value and normal purchase activity.
Our deposits increased $243.7 million, or 5.0 percent, with total deposits of $5.1 billion at June 30, 2016 compared to $4.9 billion at December 31, 2015. The increase related to a $137.7 million, or 10.1 percent, increase in certificates of deposits, or CDs, and a $95.0 million, or 15.7 percent, increase in money market accounts. Interest-bearing demand accounts increased $46.3 million while both noninterest-bearing demand and savings accounts decreased compared to December 31, 2015. The increases in CDs and money market accounts are related to rate promotions offered during 2016.
Total borrowings increased $79.2 million at June 30, 2016 to $660.0 million compared to $580.7 million at December 31, 2015. Short-term borrowings increased $180.4 million compared to December 31, 2015 due to a $100 million long-term borrowing maturity in May 2016 that was replaced with FHLB short-term borrowings. The increase in borrowings was to support our asset growth.
Total shareholders’ equity increased by $32.8 million, or 4.1 percent, at June 30, 2016 compared to December 31, 2015. The increase was primarily due to net income of $33.2 million offset by dividends of $13.2 million and a $11.7 million increase in accumulated other comprehensive income. The $11.7 million increase in accumulated other comprehensive income was due to an $8.9 million increase in unrealized gains on our available-for-sale investment securities and a $2.8 million change in the funded status of our employee benefit plans.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Securities Activity

(dollars in thousands)	June 30, 2016	December 31, 2015	$ Change
U.S. treasury securities	$15,103	$14,941	$162
Obligations of U.S. government corporations and agencies	262,265	263,303	(1,038)
Collateralized mortgage obligations of U.S. government corporations and agencies	143,262	128,835	14,427
Residential mortgage-backed securities of U.S. government corporations and agencies	38,014	40,125	(2,111)
Commercial mortgage-backed securities of U.S. government corporations and agencies	81,668	69,204	12,464
Obligations of states and political subdivisions	134,250	134,886	(636)
Debt Securities Available-for-Sale	674,562	651,294	23,268
Marketable equity securities	8,917	9,669	(752)
Total Securities Available-for-Sale	$683,479	$660,963	$22,516
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $22.5 million, or 3.4 percent, at June 30, 2016 compared to December 31, 2015 primarily due to increases in market value and normal purchase activity.
Management evaluates the securities portfolio for other than temporary impairment, or OTTI, on a quarterly basis. At June 30, 2016 our bond portfolio was in a net unrealized gain position of $22.5 million compared to a net unrealized gain of $9.8 million at December 31, 2015. At June 30, 2016, all of our bond securities were in an unrealized gain position, compared to December 31, 2015, when total gross unrealized gains were $9.8 million offset by gross unrealized losses of $1.7 million. The increase in the value of our securities portfolio was a result of the changing interest rate environment in 2016. Total unrealized gains on marketable equity securities at June 30, 2016 were $1.3 million compared to $2.1 million at December 31, 2015. During the six months ended June 30, 2016 and 2015 we did not record any OTTI. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.
Loan Composition

	June 30, 2016		December 31, 2015
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$2,388,786	44.3%	$2,166,603	43.1%
Commercial and industrial	1,385,746	25.7%	1,256,830	25.0%
Construction	398,122	7.4%	413,444	8.2%
Total Commercial Loans	4,172,654	77.4%	3,836,877	76.3%
Consumer
Residential mortgage	671,665	12.4%	639,372	12.7%
Home equity	480,204	8.9%	470,845	9.4%
Installment and other consumer	58,139	1.1%	73,939	1.5%
Construction	5,602	0.1%	6,579	0.1%
Total Consumer Loans	1,215,610	22.6%	1,190,735	23.7%
Total Portfolio Loans	5,388,264	100.0%	5,027,612	100.0%
Loans Held for Sale	11,999		35,321
Total Loans	$5,400,263		$5,062,933
Our loan portfolio represents our most significant source of interest income. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Total portfolio loans as of June 30, 2016 increased $360.7 million, or 7.2 percent, to $5.4 billion compared to $5.1 billion at December 31, 2015 primarily due to growth in our commercial loan portfolio. CRE loans increased $222.2 million, or 10.3

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

percent, and C&I loans increased $128.9 million, or 10.3 percent. Commercial organic loan growth continues to be very strong, with much of it coming from our newer markets in New York, Ohio and southcentral Pennsylvania. Approximately $187.9 million of the organic loan growth came from our LPOs in Ohio and New York and $31.2 million from our southcentral Pennsylvania market. Total consumer loans increased $24.9 million, or 2.1 percent, with growth primarily in residential mortgages and home equity loans. Loans held for sale decreased $23.3 million primarily due to the sale of our credit card portfolio during the first quarter of 2016.
Allowance for Loan Losses
We maintain an ALL at a level determined to be adequate to absorb estimated probable credit losses inherent within the loan portfolio as of the balance sheet date and it is presented as a reserve against loans in the Consolidated Balance Sheets. Determination of an adequate ALL is inherently subjective and may be subject to significant changes from period to period. The methodology for determining the ALL has two main components: evaluation and impairment tests of individual loans and impairment tests of certain groups of homogeneous loans with similar risk characteristics.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables summarize the ALL and recorded investments in loans by category for the dates presented:

	June 30, 2016
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$15,978	$15,978	$12,326	$2,376,460	$2,388,786
Commercial and industrial	1,991	12,780	14,771	15,812	1,369,934	1,385,746
Commercial construction	141	11,560	11,701	10,982	387,140	398,122
Consumer real estate	29	8,389	8,418	11,012	1,146,459	1,157,471
Other consumer	1	1,344	1,345	35	58,104	58,139
Total	$2,162	$50,051	$52,213	$50,167	$5,338,097	$5,388,264

	December 31, 2015
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$15,043	$15,043	$12,661	$2,153,942	$2,166,603
Commercial and industrial	—	10,853	10,853	14,417	1,242,413	1,256,830
Commercial construction	3	12,622	12,625	11,498	401,946	413,444
Consumer real estate	32	8,368	8,400	6,961	1,109,835	1,116,796
Other consumer	2	1,224	1,226	113	73,826	73,939
Total	$37	$48,110	$48,147	$45,650	$4,981,962	$5,027,612

	June 30, 2016		December 31, 2015
Ratio of net charge-offs to average loans outstanding	0.22%	*	0.22%
Allowance for loan losses as a percentage of total loans	0.97%		0.96%
Allowance for loan losses as a percentage of originated loans	1.09%		1.10%
Allowance for loan losses to nonperforming loans	122%		136%
* Annualized
The ALL was $52.2 million, or 0.97 percent of total portfolio loans and 1.09 percent of originated loans at June 30, 2016 compared to $48.1 million, or 0.96 percent of total portfolio loans and 1.10 percent of originated loans at December 31, 2015. The increase in the ALL of $4.1 million was partially due to an increase in specific reserves for loans individually evaluated for impairment and loan growth. The increase in specific reserves primarily related to a $3.9 million C&I relationship that became impaired during the three months ended March 31, 2016 requiring a $2.0 million specific reserve. Impaired loans increased $4.5 million, or 9.9 percent, from December 31, 2015. For the six months ending June 30, 2016, we had $50.2 million of impaired loans which included $15.6 million of new impaired loans. The $15.6 million of new impaired loans included $9.7 million of loans acquired from the Merger, primarily from two relationships that experienced credit deterioration since the acquisition date, and $5.9 million of originated loans. The reserve for loans collectively evaluated for impairment increased at June 30, 2016 compared to December 31, 2015 primarily due to loan growth.
Net loan charge-offs were $5.8 million for the six months ended June 30, 2016, which primarily related to a $4.3 million C&I loan requiring a $2.0 million charge-off and a $4.7 million CRE loan requiring a $2.4 million charge-off. Commercial special mention and substandard loans at June 30, 2016 increased by $10.9 million to $194.4 million compared to $183.5 million at December 31, 2015.

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
TDRs increased $4.0 million to $35.6 million at June 30, 2016 compared to $31.6 million at December 31, 2015. The increase is primarily due to new TDRs of $10.8 million which was partially offset by $6.8 million of principal reductions and charge-offs. Total TDRs of $35.6 million at June 30, 2016 included $20.6 million, or 57.8 percent, that were accruing and $15.0 million, or 42.2 percent, that were nonaccrual.
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
Our allowance for lending-related commitments is determined using a methodology similar to that used for the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The reserve is calculated by applying historical loss rates to unfunded commitments and considering qualitative factors. The balance in the allowance for unfunded loan commitments was $2.7 million at June 30, 2016 compared to $2.5 million at December 31, 2015. The increase primarily related to an increase in the balance of unfunded commitments. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	June 30, 2016	December 31, 2015	$ Change
Nonaccrual Loans
Commercial real estate	$6,518	$5,171	$1,347
Commercial and industrial	8,807	7,709	1,098
Commercial construction	5,362	7,488	(2,126)
Residential mortgage	4,872	4,964	(92)
Home equity	2,286	2,379	(93)
Installment and other consumer	32	12	20
Consumer construction	—	—	—
Total Nonaccrual Loans	27,877	27,723	154
Nonaccrual Troubled Debt Restructurings
Commercial real estate	4,369	3,548	821
Commercial and industrial	2,535	1,570	965
Commercial construction	2,820	1,265	1,555
Residential mortgage	4,411	665	3,746
Home equity	882	523	359
Installment and other consumer	11	88	(77)
Total Nonaccrual Troubled Debt Restructurings	15,028	7,659	7,369
Total Nonaccrual Loans	42,905	35,382	7,523
OREO	328	354	(26)
Total Nonperforming Assets	$43,233	$35,736	$7,497

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.79%	0.70%
Nonperforming assets as a percent of total loans plus OREO	0.80%	0.71%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming assets, or NPAs, increased $7.5 million to $43.2 million at June 30, 2016 compared to $35.7 million at December 31, 2015. The increase in NPAs was due to new nonperforming loans of approximately $19.3 million which were offset by $11.8 million of principal reductions and loan charge-offs. The increase in new nonperforming loans was primarily the result of credit deterioration experienced since the Merger of $11.6 million and two originated loan relationships of $4.1 million.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits

(dollars in thousands)	June 30, 2016	December 31, 2015	$ Change
Noninterest-bearing demand	$1,220,568	$1,227,766	$(7,198)
Interest-bearing demand	657,390	586,936	70,454
Money market	506,007	384,725	121,282
Savings	1,033,077	1,061,265	(28,188)
Certificates of deposit	1,374,446	1,197,030	177,416
Brokered deposits	328,830	418,889	(90,059)
Total Deposits	$5,120,318	$4,876,611	$243,707
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at June 30, 2016 increased $243.7 million, or 5.0 percent, primarily due to increases in CDs, money market and interest-bearing demand accounts. CDs and money market accounts increased due to rate promotions offered during 2016. Overall, our deposits, excluding brokered deposits, increased by $333.8 million, or 7.5 percent, from December 31, 2015. Our brokered deposits decreased $90.1 million compared to December 31, 2015. Brokered deposits consist of CDs, money market, and interest-bearing demand funds and are an additional source of funds utilized by the ALCO as a way to diversify funding sources, as well as manage our funding costs and structure. The decrease in brokered deposits was primarily due to utilization of short-term borrowings to fund asset growth.
Borrowings

(dollars in thousands)	June 30, 2016	December 31, 2015	$ Change
Securities sold under repurchase agreements	$48,479	$62,086	$(13,607)
Short-term borrowings	550,000	356,000	194,000
Long-term borrowings	15,888	117,043	(101,155)
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$659,986	$580,748	$79,238
Borrowings are an additional source of funding for us. Total borrowings increased by $79.2 million from December 31, 2015 to support our asset growth. The increase in short-term borrowings and decrease in long-term borrowings was partially due to a $100 million long-term borrowing maturity in May 2016 that was replaced by short-term borrowings. The increase in borrowings was to support our asset growth.
Information pertaining to short-term borrowings is summarized in the tables below at and for the six and twelve month periods ended June 30, 2016 and December 31, 2015.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	June 30, 2016	December 31, 2015
Balance at the period end	$48,479	$62,086
Average balance during the period	58,373	44,394
Average interest rate during the period	0.01%	0.01%
Maximum month-end balance during the period	$68,216	$62,086
Average interest rate at the period end	0.01%	0.01%

	Short-Term Borrowings
(dollars in thousands)	June 30, 2016	December 31, 2015
Balance at the period end	$550,000	$356,000
Average balance during the period	348,165	257,117
Average interest rate during the period	0.63%	0.36%
Maximum month-end balance during the period	$550,000	$356,000
Average interest rate at the period end	0.60%	0.52%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to long-term borrowings is summarized in the tables below at and for the six and twelve month periods ended June 30, 2016 and December 31, 2015.

	Long-Term Borrowings
(dollars in thousands)	June 30, 2016	December 31, 2015
Balance at the period end	$15,888	$117,043
Average balance during the period	85,647	83,648
Average interest rate during the period	1.06%	0.94%
Maximum month-end balance during the period	$116,852	$118,432
Average interest rate at the period end	2.92%	0.81%

	Junior Subordinated Debt Securities
(dollars in thousands)	June 30, 2016	December 31, 2015
Balance at the period end	$45,619	$45,619
Average balance during the period	45,619	47,071
Average interest rate during the period	3.05%	2.82%
Maximum month-end balance during the period	$45,619	$45,619
Average interest rate at the period end	3.15%	2.89%
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
An important component of S&T’s ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At June 30, 2016, S&T had $462.0 million in highly liquid assets, which consisted of $40.3 million in interest-bearing deposits with banks, $409.7 million in unpledged securities and $12.0 million in loans held for sale. The highly liquid assets to total assets resulted in an asset liquidity ratio of 6.9 percent at June 30, 2016. Also, at June 30, 2016, S&T had a remaining borrowing availability of $1.3 billion with the FHLB of Pittsburgh. Refer to Note 9 Borrowings in the Notes to Consolidated Financial Statements, and the Borrowing section of Item 2, MD&A, for more details.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	June 30, 2016		December 31, 2015
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$555,922	8.92%	$535,234	8.96%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	555,922	9.70%	515,234	9.77%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	555,922	10.06%	535,234	10.15%
Total capital to risk-weighted assets	8.00%	10.00%	636,406	11.52%	611,859	11.60%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$519,662	8.36%	$502,114	8.43%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	519,662	9.44%	502,114	9.55%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	519,662	9.44%	502,114	9.55%
Total capital to risk-weighted assets	8.00%	10.00%	599,561	10.89%	577,824	11.00%
In October 2015, we filed a new shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC, to replace the prior shelf registration statement we had filed in October 2012. The new shelf registration statement allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2016, we had not issued any securities pursuant to the new shelf registration statement.
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
The table below reflects the rate shock analyses and EVE analysis results. Both are in the minimal risk tolerance level.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

	June 30, 2016		December 31, 2015
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in EVE	% Change in Pretax Net Interest Income	% Change in EVE
+300	7.9	4.9	5.5	(0.8)
+200	5.2	6.6	3.3	1.7
+100	2.7	6.3	1.6	2.3
-100	(4.4)	(13.7)	(5.1)	(11.1)
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
Our rate shock analyses indicate that there was an improvement in the percent change in pretax net interest income for our rates up and rates down shock scenarios when comparing June 30, 2016 to December 31, 2015. The improvement is mainly a result of an increase in variable rate loans and certificates of deposit repricing.
When comparing the EVE results for June 30, 2016 and December 31, 2015 the percent change to EVE has improved in the rates up shock scenarios and decreased in the rate down shock scenario. The percent change to EVE in our rate shock scenarios is mainly attributed to the change in value of our core deposits.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of June 30, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2016, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheet at June 30, 2016 and Audited Consolidated Balance Sheet at December 31, 2015, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2016 and 2015, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Six Months ended June 30, 2016 and 2015, (iv) Unaudited Consolidated Statements of Cash Flows for the Six Months ended June 30, 2016 and 2015 and (v) Notes to Unaudited Consolidated Financial Statements.

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: August 3, 2016	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)