Form 10-Q
period 2016-09-30
S&T BANCORP INC
filed 2016-11-02
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Common Stock, $2.50 Par Value - 34,913,023 shares as of October 31, 2016

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $68,961 and $41,639 at September 30, 2016 and December 31, 2015	$125,163	$99,399
Securities available-for-sale, at fair value	671,128	660,963
Loans held for sale	11,694	35,321
Portfolio loans, net of unearned income	5,418,234	5,027,612
Allowance for loan losses	(53,793)	(48,147)
Portfolio loans, net	5,364,441	4,979,465
Bank owned life insurance	71,523	70,175
Premises and equipment, net	47,122	49,127
Federal Home Loan Bank and other restricted stock, at cost	28,331	23,032
Goodwill	291,670	291,764
Other intangible assets, net	5,282	6,525
Other assets	101,851	102,583
Total Assets	$6,718,205	$6,318,354
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,232,469	$1,227,766
Interest-bearing demand	657,326	616,188
Money market	764,125	605,184
Savings	1,026,234	1,061,265
Certificates of deposit	1,465,277	1,366,208
Total Deposits	5,145,431	4,876,611
Securities sold under repurchase agreements	40,949	62,086
Short-term borrowings	565,000	356,000
Long-term borrowings	15,303	117,043
Junior subordinated debt securities	45,619	45,619
Other liabilities	67,196	68,758
Total Liabilities	5,879,498	5,526,117
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at September 30, 2016 and December 31, 2015 Outstanding—34,913,023 shares at September 30, 2016 and 34,810,374 shares at December 31, 2015	90,326	90,326
Additional paid-in capital	212,407	210,545
Retained earnings	575,192	544,228
Accumulated other comprehensive (loss) income	(5,643)	(16,457)
Treasury stock (1,217,457 shares at September 30, 2016 and 1,320,106 shares at December 31, 2015, at cost)	(33,575)	(36,405)
Total Shareholders’ Equity	838,707	792,237
Total Liabilities and Shareholders’ Equity	$6,718,205	$6,318,354
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
INTEREST INCOME
Loans, including fees	$53,956	$49,578	$157,133	$138,438
Investment Securities:
Taxable	2,570	2,522	7,704	7,298
Tax-exempt	907	988	2,764	3,006
Dividends	375	581	1,077	1,453
Total Interest Income	57,808	53,669	168,678	150,195
INTEREST EXPENSE
Deposits	5,119	3,275	14,403	9,333
Borrowings and junior subordinated debt securities	1,234	798	3,474	2,196
Total Interest Expense	6,353	4,073	17,877	11,529
NET INTEREST INCOME	51,455	49,596	150,801	138,666
Provision for loan losses	2,516	3,206	12,379	6,473
Net Interest Income After Provision for Loan Losses	48,939	46,390	138,422	132,193
NONINTEREST INCOME
Securities (losses) gains, net	—	—	—	(34)
Service charges on deposit accounts	3,208	3,069	9,272	8,529
Debit and credit card fees	3,163	2,996	8,818	8,732
Wealth management fees	2,565	2,814	7,947	8,667
Insurance fees	1,208	1,332	4,187	4,374
Mortgage banking	1,077	698	2,185	2,006
Gain on sale of credit card portfolio	—	—	2,066	—
Other	2,227	1,572	7,238	5,674
Total Noninterest Income	13,448	12,481	41,713	37,948
NONINTEREST EXPENSE
Salaries and employee benefits	19,011	16,789	57,539	51,024
Data processing	2,129	2,454	6,964	7,329
Net occupancy	2,776	2,744	8,413	8,014
Furniture and equipment	1,932	1,653	5,580	4,461
Marketing	896	895	2,872	2,905
Professional services and legal	1,041	946	3,035	2,270
FDIC insurance	1,005	990	2,938	2,493
Other taxes	1,080	719	3,076	2,721
Merger related expenses	—	—	—	3,167
Other	4,569	6,639	17,190	18,515
Total Noninterest Expense	34,439	33,829	107,607	102,899
Income Before Taxes	27,948	25,042	72,528	67,242
Provision for income taxes	7,367	6,407	18,795	17,584
Net Income	$20,581	$18,635	$53,733	$49,658
Earnings per share—basic	$0.59	$0.54	$1.55	$1.48
Earnings per share—diluted	$0.59	$0.54	$1.54	$1.48
Dividends declared per share	$0.19	$0.18	$0.57	$0.54
Comprehensive Income	$19,686	$22,420	$64,547	$53,755
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2015	$77,993	$78,818	$504,060	$(13,833)	$(38,649)	$608,389
Net income for nine months ended September 30, 2015	—	—	49,658	—	—	49,658
Other comprehensive income (loss), net of tax	—	—	—	4,097	—	4,097
Cash dividends declared ($0.54 per share)	—	—	(17,886)	—	—	(17,886)
Common stock issued in acquisition (4,933,115 shares)	12,333	130,136	—	—	—	142,469
Treasury stock issued for restricted awards (87,841 shares, net of 5,717 forfeitures)	—	—	(2,390)	—	2,279	(111)
Recognition of restricted stock compensation expense	—	1,266	—	—	—	1,266
Tax benefit from stock-based compensation	—	53	—	—	—	53
Issuance costs	—	(132)	—	—	—	(132)
Balance at September 30, 2015	$90,326	$210,141	$533,442	$(9,736)	$(36,370)	$787,803

Balance at January 1, 2016	$90,326	$210,545	$544,228	$(16,457)	$(36,405)	$792,237
Net income for nine months ended September 30, 2016	—	—	53,733	—	—	53,733
Other comprehensive income (loss), net of tax	—	—	—	10,814	—	10,814
Cash dividends declared ($0.57 per share)	—	—	(19,824)	—	—	(19,824)
Treasury stock issued for restricted awards (110,643) shares, net of 5,717 forfeitures)	—	—	(2,945)	—	2,830	(115)
Recognition of restricted stock compensation expense	—	1,862	—	—	—	1,862
Balance at September 30, 2016	$90,326	$212,407	$575,192	$(5,643)	$(33,575)	$838,707
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$53,733	$49,658
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,379	6,473
Provision for unfunded loan commitments	90	687
Depreciation, amortization and accretion	2,858	(6)
Net amortization of discounts and premiums on securities	2,816	2,682
Stock-based compensation expense	1,862	1,158
Securities losses, net	—	34
Tax benefit from stock-based compensation	—	(53)
Mortgage loans originated for sale	(75,505)	(81,966)
Proceeds from the sale of mortgage loans	77,009	71,872
Gain on the sale of mortgage loans, net	(1,154)	(730)
Gain on the sale of credit card portfolio	(2,066)	—
Pension plan curtailment gain	(1,017)	—
Net increase in interest receivable	(4,019)	(2,280)
Net increase (decrease) in interest payable	1,117	(637)
Net decrease in other assets	702	13,216
Net increase in other liabilities	3,586	1,531
Net Cash Provided by Operating Activities	72,391	61,639
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(53,282)	(54,465)
Proceeds from maturities, prepayments and calls of securities available-for-sale	52,049	36,680
Proceeds from sales of securities available-for-sale	—	11,119
Net purchases of Federal Home Loan Bank stock	(5,298)	(3,535)
Net increase in loans	(406,370)	(276,282)
Proceeds from sale of loans not originated for resale	8,433	2,804
Purchases of premises and equipment	(2,744)	(3,737)
Proceeds from the sale of premises and equipment	20	264
Proceeds from the sale of credit card portfolio	25,019	—
Net cash paid in excess of cash acquired from bank merger	—	(16,347)
Net Cash Used in Investing Activities	(382,173)	(303,499)
FINANCING ACTIVITIES
Net increase in deposits	169,751	259,725
Net increase (decrease) in certificates of deposit	99,612	(12,399)
Net (decrease) increase in securities sold under repurchase agreements	(21,138)	12,366
Net increase (decrease) in short-term borrowings	209,000	(78,660)
Proceeds from long-term borrowings	—	100,000
Repayments of long-term borrowings	(101,740)	(1,829)
Repayment of junior subordinated debt	—	(13,500)
Treasury shares issued-net	(115)	(111)
Common stock issuance costs	—	(132)
Cash dividends paid to common shareholders	(19,824)	(17,886)
Tax benefit from stock-based compensation	—	53
Net Cash Provided by Financing Activities	335,546	247,627
Net increase in cash and cash equivalents	25,764	5,767
Cash and cash equivalents at beginning of period	99,399	109,580
Cash and Cash Equivalents at End of Period	$125,163	$115,347
Supplemental Disclosures
Loans transferred from held for sale to portfolio	$1,540	$—
Interest paid	$16,761	$11,853
Income taxes paid, net of refunds	$17,974	$15,675
Net assets acquired from bank merger, excluding cash and cash equivalents	$—	$43,433
Transfers of loans to other real estate owned	$581	$628
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
Recently Adopted Accounting Standards Updates, or ASU
Business Combinations - Simplifying the Accounting for Measurement Period Adjustments
In September 2015, the Financial Accounting Standards Board, or FASB, issued ASU No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement Period Adjustments (Topic 805). The amendments in this ASU No. 2015-16 eliminate the requirement to retrospectively adjust the financial statements for measurement-period adjustments as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if that information had been revised. The measurement period is a reasonable time period after the acquisition date when the acquirer may adjust the provisional amounts recognized for a business combination if the necessary information is not available by the end of the reporting period in which the acquisition occurs. The measurement periods cannot continue for more than one year from the acquisition date. The standard is effective for annual periods and interim periods beginning after December 15, 2015. The adoption of this ASU had no impact on our results of operations or financial position.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Recently Issued Accounting Standards Updates not yet Adopted
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The main objective of this ASU is to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: Debt prepayment or debt extinguishments costs, Settlement of zero-coupon debt instruments, Contingent consideration payments made after a business combination, Proceeds from the settlement of insurance claims, Proceeds from the settlement of bank-owned life insurance (BOLI) policies, Distributions received from equity method investments, Beneficial interests in securitization transactions, and Separately identifiable cash flows and application of the predominance principle. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. We are evaluating the provisions of this ASU to determine the potential impact on our results of operations and financial position.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments of this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL, or current expected credit loss, model. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the provisions of this ASU to determine the potential impact on our results of operations and financial position.
Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are: 1. identify the contract with the customer; 2. identify the separate performance obligations in the contract; 3. determine the transaction price; 4. allocate the transaction price to the separate performance obligations; and 5. recognize revenue when each performance obligation is satisfied. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU No. 2014-09 for all entities by one year.

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
ASU 2014-09, including transition requirements for all amendments, is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. We are evaluating the provisions of these ASUs to determine the potential impact to our results of operations and financial position.
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
Leases - Section A-Amendments to the FASB Accounting Standards Codification, Section B-Conforming Amendments Related to Leases and Section C-Background Information and Basis for Conclusions
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases on the balance sheet. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. Early adoption of this ASU is permitted. We anticipate that this ASU will impact our financial statements as it relates to the recognition of right-to-use assets and lease obligations on our Consolidated Balance Sheet. However, we do not expect that this ASU will have a material impact on our Consolidated Statement of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Accounting for Financial Instruments - Overall: Classification and Measurement
In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement (Subtopic 825-10). The amendments in this ASU No. 2016-01 address the following: 1. require equity investments to be measured at fair value with changes in fair value recognized in net income; 2. simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3. eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4. require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5. require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6. require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7. clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017.
We anticipate that this ASU will have a significant impact on our financial statements and disclosures primarily as it relates to recognizing the fair value changes for equity securities in net income rather than an adjustment to equity through other comprehensive income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. BUSINESS COMBINATIONS

On March 4, 2015, S&T acquired 100 percent of the voting shares of Integrity Bancshares, Inc., or Integrity, located in Camp Hill, Pennsylvania, through a tax-free reorganization transaction structured as a merger of Integrity with and into S&T, with S&T being the surviving entity. As a result of the Integrity merger, or the Merger, Integrity Bank, the wholly owned subsidiary bank of Integrity, became a separate wholly owned subsidiary bank of S&T. The merger of Integrity Bank into S&T Bank, with S&T Bank surviving the merger, and the related system conversion occurred on May 8, 2015.
Integrity shareholders were entitled to elect to receive for each share of Integrity common stock either $52.50 in cash or 2.0627 shares of S&T common stock subject to allocation and proration procedures in the merger agreement. The total purchase price was approximately $172.0 million, which included $29.5 million of cash and 4,933,115 S&T common shares at a fair value of $28.88 per share. The fair value of $28.88 per share of S&T common stock was based on the March 4, 2015 closing price.
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
Direct costs related to the Merger were expensed as incurred. No merger related expenses were recognized during the three month and nine month periods ended September 30, 2016 compared to no merger related expenses for the three month period and $3.2 million of Merger related expenses for the nine months ended September 30, 2015.

NOTE 3. EARNINGS PER SHARE
The following table reconciles the numerators and denominators of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares and per share data)	2016	2015	2016	2015
Numerator for Earnings per Share—Basic:
Net income	$20,581	$18,635	$53,733	$49,658
Less: Income allocated to participating shares	68	81	167	204
Net Income Allocated to Shareholders	$20,513	$18,554	$53,566	$49,454

Numerator for Earnings per Share—Diluted:
Net income	$20,581	$18,635	$53,733	$49,658
Net Income Available to Shareholders	$20,581	$18,635	$53,733	$49,658

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	34,687,487	34,660,007	34,674,453	33,527,549
Add: Potentially dilutive shares	81,018	32,985	72,724	33,980
Denominator for Treasury Stock Method—Diluted	34,768,505	34,692,992	34,747,177	33,561,529

Weighted Average Shares Outstanding—Basic	34,687,487	34,660,007	34,674,453	33,527,549
Add: Average participating shares outstanding	114,746	151,972	108,414	138,441
Denominator for Two-Class Method—Diluted	34,802,233	34,811,979	34,782,867	33,665,990

Earnings per share—basic	$0.59	$0.54	$1.55	$1.48
Earnings per share—diluted	$0.59	$0.54	$1.54	$1.48
Warrants considered anti-dilutive excluded from potentially dilutive shares - exercise price $31.53 per share, expire January 2019	517,012	517,012	517,012	517,012
Stock options considered anti-dilutive excluded from potentially dilutive shares - expired in December 2015	—	155,500	—	155,500
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	146,695	118,987	134,983	104,461

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
Junior Subordinated Debt Securities
The interest rate on the variable rate junior subordinated debt securities is reset quarterly; therefore, the carrying values approximate their fair values.

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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at September 30, 2016 and December 31, 2015. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	September 30, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$15,056	$—	$15,056
Obligations of U.S. government corporations and agencies	—	250,924	—	250,924
Collateralized mortgage obligations of U.S. government corporations and agencies	—	137,460	—	137,460
Residential mortgage-backed securities of U.S. government corporations and agencies	—	36,285	—	36,285
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	88,499	—	88,499
Obligations of states and political subdivisions	—	132,536	—	132,536
Marketable equity securities	—	10,368	—	10,368
Total securities available-for-sale	—	671,128	—	671,128
Trading securities held in a Rabbi Trust	4,312	—	—	4,312
Total securities	4,312	671,128	—	675,440
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	15,255	—	15,255
Interest rate lock commitments - mortgage loans	—	739	—	739
Total Assets	$4,312	$687,122	$—	$691,434
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$15,202	$—	$15,202
Forward sale contracts - mortgage loans	—	98	—	98
Total Liabilities	$—	$15,300	$—	$15,300

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
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either September 30, 2016 or December 31, 2015. The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	September 30, 2016				December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Impaired loans	—	—	9,000	9,000	—	—	9,373	9,373
Other real estate owned	—	—	181	181	—	—	158	158
Mortgage servicing rights	—	—	3,253	3,253	—	—	3,396	3,396
Total Assets	$—	$—	$12,434	$12,434	$—	$—	$12,927	$12,927
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at September 30, 2016 and December 31, 2015 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at September 30, 2016
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$125,163	$125,163	$125,163	$—	$—
Securities available-for-sale	671,128	671,128	—	671,128	—
Loans held for sale	11,695	12,176	—	—	12,176
Portfolio loans, net of unearned income	5,418,234	5,406,298	—	—	5,406,298
Bank owned life insurance	71,523	71,523	—	71,523	—
FHLB and other restricted stock	28,331	28,331	—	—	28,331
Trading securities held in a Rabbi Trust	4,312	4,312	4,312	—	—
Mortgage servicing rights	3,252	3,253	—	—	3,253
Interest rate swap contracts - commercial loans	15,255	15,255	—	15,255	—
Interest rate lock commitments - mortgage loans	739	739	—	739	—
LIABILITIES
Deposits	$5,145,431	$5,151,031	$—	$—	$5,151,031
Securities sold under repurchase agreements	40,949	40,949	—	—	40,949
Short-term borrowings	565,000	565,000	—	—	565,000
Long-term borrowings	15,303	16,111	—	—	16,111
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swap contracts - commercial loans	15,202	15,202	—	15,202	—
Forward sale contracts - mortgage loans	98	98	—	98	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2015
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$99,399	$99,399	$99,399	$—	$—
Securities available-for-sale	660,963	660,963	—	660,963	—
Loans held for sale	35,321	35,500	—	—	35,500
Portfolio loans, net of unearned income	5,027,612	5,001,004	—	—	5,001,004
Bank owned life insurance	70,175	70,175	—	70,175	—
FHLB and other restricted stock	23,032	23,032	—	—	23,032
Trading securities held in a Rabbi Trust	4,021	4,021	4,021	—	—
Mortgage servicing rights	3,237	3,396	—	—	3,396
Interest rate swap contracts - commercial loans	11,295	11,295	—	11,295	—
Interest rate lock commitments - mortgage loans	261	261	—	261	—
LIABILITIES
Deposits	$4,876,611	$4,881,718	$—	$—	$4,881,718
Securities sold under repurchase agreements	62,086	62,086	—	—	62,086
Short-term borrowings	356,000	356,000	—	—	356,000
Long-term borrowings	117,043	117,859	—	—	117,859
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swap contracts - commercial loans	11,276	11,276	—	11,276	—
Forward sale contracts - mortgage loans	5	5	—	5	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 5. SECURITIES AVAILABLE-FOR-SALE

The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	September 30, 2016				December 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$14,944	$112	$—	$15,056	$14,914	$27	$—	$14,941
Obligations of U.S. government corporations and agencies	246,259	4,665	—	250,924	262,045	1,825	(567)	263,303
Collateralized mortgage obligations of U.S. government corporations and agencies	134,675	2,785	—	137,460	128,458	693	(316)	128,835
Residential mortgage-backed securities of U.S. government corporations and agencies	34,685	1,600	—	36,285	39,185	1,091	(151)	40,125
Commercial mortgage-backed securities of U.S. government corporations and agencies	86,827	1,680	(8)	88,499	69,697	183	(676)	69,204
Obligations of states and political subdivisions	124,229	8,307	—	132,536	128,904	5,988	(6)	134,886
Debt Securities	641,619	19,149	(8)	660,760	643,203	9,807	(1,716)	651,294
Marketable equity securities	7,579	2,789	—	10,368	7,579	2,090	—	9,669
Total	$649,198	$21,938	$(8)	$671,128	$650,782	$11,897	$(1,716)	$660,963

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables present the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	September 30, 2016
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities of U.S. government corporations and agencies	1	7,841	(8)	—	—	—	1	7,841	(8)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Debt Securities	1	7,841	(8)	—	—	—	1	7,841	(8)
Marketable equity securities	1	71	—	—	—	—	1	71	—
Total Temporarily Impaired Securities	2	$7,912	$(8)	—	$—	$—	2	$7,912	$(8)

	December 31, 2015
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	10	88,584	(379)	2	14,542	(188)	12	103,126	(567)
Collateralized mortgage obligations of U.S. government corporations and agencies	6	61,211	(316)	—	—	—	6	61,211	(316)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	7,993	(151)	—	—	—	1	7,993	(151)
Commercial mortgage-backed securities of U.S. government corporations and agencies	5	50,839	(450)	1	9,472	(226)	6	60,311	(676)
Obligations of states and political subdivisions	1	5,370	(6)	—	—	—	1	5,370	(6)
Debt Securities	23	213,997	(1,302)	3	24,014	(414)	26	238,011	(1,716)
Marketable equity securities	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Securities	23	$213,997	$(1,302)	3	$24,014	$(414)	26	$238,011	$(1,716)
We do not believe any individual unrealized loss as of September 30, 2016 represents an other than temporary impairment. As of September 30, 2016, one debt security and one marketable equity security were in an unrealized loss position compared to unrealized losses on 26 debt securities at December 31, 2015. There were no unrealized losses on marketable equity securities at December 31, 2015. These unrealized losses were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. We do not intend to sell and it is not more likely than not that we will be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. SECURITIES AVAILABLE-FOR-SALE – continued

The following table displays net unrealized gains and losses, net of tax on securities available for sale included in accumulated other comprehensive (loss)/income, for the periods presented:

	September 30, 2016			December 31, 2015
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Total unrealized gains/(losses) on securities available-for-sale	$21,938	$(8)	$21,930	$11,897	$(1,716)	$10,181
Income tax expense/(benefit)	7,678	(3)	7,675	4,164	(601)	3,563
Net unrealized gains/(losses), net of tax included in accumulated other comprehensive income/(loss)	$14,260	$(5)	$14,255	$7,733	$(1,115)	$6,618
The amortized cost and fair value of securities available-for-sale at September 30, 2016 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$52,302	$52,439
Due after one year through five years	216,729	222,114
Due after five years through ten years	55,893	58,699
Due after ten years	60,508	65,264
	385,432	398,516
Collateralized mortgage obligations of U.S. government corporations and agencies	134,675	137,460
Residential mortgage-backed securities of U.S. government corporations and agencies	34,685	36,285
Commercial mortgage-backed securities of U.S. government corporations and agencies	86,827	88,499
Debt Securities	641,619	660,760
Marketable equity securities	7,579	10,368
Total	$649,198	$671,128
At September 30, 2016 and December 31, 2015, securities with carrying values of $291.4 million and $278.4 million were pledged for various regulatory and legal requirements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $4.6 million and $3.2 million at September 30, 2016 and December 31, 2015 and net of a discount related to purchase accounting fair value adjustments of $8.2 million and $10.9 million at September 30, 2016 and December 31, 2015. The following table indicates the composition of loans as of the dates presented:

(dollars in thousands)	September 30, 2016	December 31, 2015
Commercial
Commercial real estate	$2,427,164	$2,166,603
Commercial and industrial	1,344,297	1,256,830
Commercial construction	402,124	413,444
Total Commercial Loans	4,173,585	3,836,877
Consumer
Residential mortgage	692,574	639,372
Home equity	483,935	470,845
Installment and other consumer	62,288	73,939
Consumer construction	5,852	6,579
Total Consumer Loans	1,244,649	1,190,735
Total Portfolio Loans	5,418,234	5,027,612
Loans held for sale	11,694	35,321
Total Loans	$5,429,928	$5,062,933
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we monitor this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 77 percent of total portfolio loans at September 30, 2016 and 76 percent of total portfolio loans at December 31, 2015. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $2.8 billion or 68 percent of total commercial loans and 52 percent of total portfolio loans at September 30, 2016 and comprised of $2.6 billion or 67 percent of total commercial loans and 51 percent of total portfolio loans at December 31, 2015. Further segmentation of the CRE and Commercial Construction portfolios by collateral type reveals no concentration in excess of seven percent of total loans at September 30, 2016 and December 31, 2015.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area, resulting in a geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Our CRE and Commercial Construction portfolios have out-of-market exposure of 5.4 percent of the combined portfolio and 2.8 percent of total loans at September 30, 2016 and 5.8 percent of the combined portfolio and 3.0 percent of total loans at December 31, 2015.
The decrease in loans held for sale of $23.6 million primarily related to the sale of our credit card portfolio, which was sold for $25.0 million and resulted in a $2.1 million gain for the nine months ended September 30, 2016.
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
The following table summarizes the restructured loans as of the dates presented:

	September 30, 2016			December 31, 2015
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$3,054	$866	$3,920	$6,822	$3,548	$10,370
Commercial and industrial	863	7,007	7,870	6,321	1,570	7,891
Commercial construction	3,460	992	4,452	5,013	1,265	6,278
Residential mortgage	2,453	5,248	7,701	2,590	665	3,255
Home equity	3,084	973	4,057	3,184	523	3,707
Installment and other consumer	22	9	31	25	88	113
Total	$12,936	$15,095	$28,031	$23,955	$7,659	$31,614
There were no TDRs returned to accruing status during the three and nine months ended September 30, 2016 and there were six TDRs that returned to accruing status totaling $0.3 million during the three and nine months ended September 30, 2015.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

The following tables present the restructured loans during the periods presented:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Interest rate reduction	1	$250	$248	$(2)	—	$—	$—	$—
Maturity date extension	—	—	—	—	1	264	260	(4)
Commercial and industrial
Maturity date extension	2	4,105	4,162	57	—	—	—	—
Commercial Construction
Maturity date extension	—	—	—	—	2	813	812	(1)
Residential mortgage
Chapter 7 bankruptcy(2)	3	153	152	(1)	2	74	74	—
Maturity date extension	—	—	—	—	1	180	180	—
Maturity date extension and interest rate reduction	1	280	280	—	—	—	—	—
Home equity
Chapter 7 bankruptcy(2)	7	163	161	(2)	5	115	110	(5)
Maturity date extension and interest rate reduction	—	—	—	—	2	138	138	—
Installment and other consumer
Chapter 7 bankruptcy(2)	—	—	—	—	1	9	4	(5)
Total by Concession Type
Chapter 7 bankruptcy(2)	10	$316	$313	$(3)	8	$198	$188	$(10)
Interest rate reduction	1	250	248	(2)	—	—	—	—
Maturity date extension and interest rate reduction	1	280	280	—	2	138	138	—
Maturity date extension	2	4,105	4,162	57	4	1,257	1,252	(5)
Total	14	$4,951	$5,003	$52	14	$1,593	$1,578	$(15)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	1	$4,721	$2,270	$(2,451)	2	$2,851	$1,841	$(1,010)
Chapter 7 bankruptcy(2)	1	709	681	(28)	—	—	—	—
Interest rate reduction	1	250	248	(2)	—	—	—	—
Maturity date extension	—	—	—	—	1	264	260	(4)
Commercial and industrial
Principal forgiveness	—	—	—	—	1	400	273	(127)
Principal deferral	5	985	985	—	6	661	363	(298)
Chapter 7 bankruptcy(2)	—	—	—	—	1	3	—	(3)
Maturity date extension	5	4,860	4,891	31	1	780	720	(60)
Commercial Construction
Principal deferral	—	—	—	—	1	104	—	(104)
Maturity date extension	5	1,357	1,302	(55)	2	813	812	(1)
Residential mortgage
Principal deferral	1	3,273	3,273	—	—	—	—	—
Chapter 7 bankruptcy(2)	7	439	433	(6)	2	74	74	—
Maturity date extension	1	483	483	—	1	180	180	—
Maturity date extension and interest rate reduction	1	280	280	—	2	225	229	4
Home equity
Principal deferral	1	47	46	(1)	—	—	—	—
Chapter 7 bankruptcy(2)	16	481	470	(11)	17	428	389	(39)
Maturity date extension and interest rate reduction	1	130	128	(2)	2	138	138	—
Maturity date extension	4	274	272	(2)	1	71	70	(1)
Installment and other consumer
Chapter 7 bankruptcy(2)	2	16	13	(3)	1	9	4	(5)
Total by Concession Type
Principal forgiveness	—	$—	$—	$—	1	$400	$273	$(127)
Principal deferral	8	9,026	6,574	(2,452)	9	3,616	2,204	(1,412)
Chapter 7 bankruptcy(2)	26	1,645	1,597	(48)	21	514	467	(47)
Interest rate reduction	1	250	248	(2)				—
Maturity date extension and interest rate reduction	2	410	408	(2)	4	363	367	4
Maturity date extension	15	6,974	6,948	(26)	6	2,108	2,042	(66)
Total	52	$18,305	$15,775	$(2,530)	41	$7,001	$5,353	$(1,648)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

For the three months ended September 30, 2016, we modified 12 C&I loan totaling $16.9 million and one CRE loan totaling $1.9 million that were not considered to be TDRs. For the nine months ended September 30, 2016, we modified 15     C&I loans totaling $25.6 million and two CRE loans totaling $2.5 million that were not considered to be TDRs. The modifications were administrative extensions of maturity dates that were determined not to be a concession. As of September 30, 2016, we have $0.3 million of commitments to lend additional funds on TDRs.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. LOANS AND LOANS HELD FOR SALE - continued

Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. The following tables present a summary of TDRs which defaulted during the periods presented that had been restructured within the last 12 months prior to defaulting:

	Defaulted TDRs
	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate	—	$—	—	$—	—	$—	—	$—
Commercial and Industrial	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	1	183
Home equity	—	—	—	—	—	—	3	124
Installment and other consumer	—	—	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—	—	—
Total	—	$—	—	$—	—	$—	4	$307
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	September 30, 2016	December 31, 2015
Nonperforming Assets
Nonaccrual loans	$25,398	$27,723
Nonaccrual TDRs	15,095	7,659
Total nonaccrual loans	40,493	35,382
OREO	512	354
Total Nonperforming Assets	$41,005	$35,736

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	September 30, 2016
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$2,413,004	$3,286	$3,323	$7,551	$14,160	$2,427,164
Commercial and industrial	1,327,898	3,536	973	11,890	16,399	1,344,297
Commercial construction	394,812	456	203	6,653	7,312	402,124
Residential mortgage	679,237	585	1,352	11,400	13,337	692,574
Home equity	478,389	2,321	270	2,955	5,546	483,935
Installment and other consumer	61,954	205	85	44	334	62,288
Consumer construction	5,852	—	—	—	—	5,852
Loans held for sale	11,694	—	—	—	—	11,694
Total	$5,372,840	$10,389	$6,206	$40,493	$57,088	$5,429,928

	December 31, 2015
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$2,145,655	$11,602	$627	$8,719	$20,948	$2,166,603
Commercial and industrial	1,244,802	2,453	296	9,279	12,028	1,256,830
Commercial construction	401,084	3,517	90	8,753	12,360	413,444
Residential mortgage	631,085	1,728	930	5,629	8,287	639,372
Home equity	465,055	2,365	523	2,902	5,790	470,845
Installment and other consumer	73,486	242	111	100	453	73,939
Consumer construction	6,579	—	—	—	—	6,579
Loans held for sale	35,179	94	48	—	142	35,321
Total	$5,002,925	$22,001	$2,625	$35,382	$60,008	$5,062,933
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	September 30, 2016
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,346,848	96.7%	$1,253,411	93.2%	$375,006	93.2%	$3,975,265	95.2%
Special mention	30,050	1.2%	37,079	2.8%	14,335	3.6%	81,464	2.0%
Substandard	50,266	2.1%	53,807	4.0%	12,783	3.2%	116,856	2.8%
Total	$2,427,164	100.0%	$1,344,297	100.0%	$402,124	100.0%	$4,173,585	100.0%

	December 31, 2015
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,094,851	96.7%	$1,182,685	94.1%	$375,808	90.9%	$3,653,344	95.2%
Special mention	19,938	0.9%	43,896	3.5%	19,846	4.8%	83,680	2.2%
Substandard	51,814	2.4%	30,249	2.4%	17,790	4.3%	99,853	2.6%
Total	$2,166,603	100.0%	$1,256,830	100.0%	$413,444	100.0%	$3,836,877	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	September 30, 2016
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$681,174	98.4%	$480,980	99.4%	$62,244	99.9%	$5,852	100.0%	$1,230,250	98.8%
Nonperforming	11,400	1.6%	2,955	0.6%	44	0.1%	—	—%	14,399	1.2%
Total	$692,574	100.0%	$483,935	100.0%	$62,288	100.0%	$5,852	100.0%	$1,244,649	100.0%

	December 31, 2015
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$633,743	99.1%	$467,943	99.4%	$73,839	99.8%	$6,579	100.0%	$1,182,104	99.3%
Nonperforming	5,629	0.9%	2,902	0.6%	100	0.2%	—	—%	8,631	0.7%
Total	$639,372	100.0%	$470,845	100.0%	$73,939	100.0%	$6,579	100.0%	$1,190,735	100.0%
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	September 30, 2016			December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Without a related allowance recorded:
Commercial real estate	$7,589	$7,818	$—	$12,661	$13,157	$—
Commercial and industrial	8,261	9,730	—	14,417	15,220	—
Commercial construction	7,987	11,547	—	10,998	14,200	—
Consumer real estate	11,731	12,434	—	6,845	7,521	—
Other consumer	29	36	—	111	188	—
Total without a Related Allowance Recorded	35,597	41,565	—	45,032	50,286	—
With a related allowance recorded:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	2,433	2,433	2,206	—	—	—
Commercial construction	—	—	—	500	1,350	3
Consumer real estate	27	27	27	116	116	32
Other consumer	2	2	2	2	2	2
Total with a Related Allowance Recorded	2,462	2,462	2,235	618	1,468	37
Total:
Commercial real estate	7,589	7,818	—	12,661	13,157	—
Commercial and industrial	10,694	12,163	2,206	14,417	15,220	—
Commercial construction	7,987	11,547	—	11,498	15,550	3
Consumer real estate	11,758	12,461	27	6,961	7,637	32
Other consumer	31	38	2	113	190	2
Total	$38,059	$44,027	$2,235	$45,650	$51,754	$37
As of September 30, 2016, we had $38.1 million of impaired loans which included $14.4 million of acquired loans from the Merger that experienced credit deterioration since the acquisition date.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans for the periods presented:

	For the Three Months Ended
	September 30, 2016		September 30, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance recorded:
Commercial real estate	$7,582	$38	$14,101	$352
Commercial and industrial	7,326	52	8,993	44
Commercial construction	8,039	49	11,034	67
Consumer real estate	11,686	159	6,829	92
Other consumer	32	—	183	—
Total without a Related Allowance Recorded	34,665	298	41,140	555
With a related allowance recorded:
Commercial real estate	—	—	—	—
Commercial and industrial	2,437	37	1,977	7
Commercial construction	—	—	—	—
Consumer real estate	28	—	119	2
Other consumer	2	—	2	—
Total with a Related Allowance Recorded	2,467	37	2,098	9
Total:
Commercial real estate	7,582	38	14,101	352
Commercial and industrial	9,763	89	10,970	51
Commercial construction	8,039	49	11,034	67
Consumer real estate	11,714	159	6,948	94
Other consumer	34	—	185	—
Total	$37,132	$335	$43,238	$564

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

	For the Nine Months Ended
	September 30, 2016		September 30, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance recorded:
Commercial real estate	$7,551	$106	$14,994	$731
Commercial and industrial	7,447	156	9,742	131
Commercial construction	8,498	143	8,920	200
Consumer real estate	11,831	400	6,856	279
Other consumer	38	1	119	1
Total without a Related Allowance Recorded	35,365	806	40,631	1,342
With a related allowance recorded:
Commercial real estate	—	—	—	—
Commercial and industrial	2,492	100	1,980	42
Commercial construction	—	—	—	—
Consumer real estate	29	2	121	5
Other consumer	2	—	2	—
Total with a Related Allowance Recorded	2,523	102	2,103	47
Total:
Commercial real estate	7,551	106	14,994	731
Commercial and industrial	9,939	256	11,722	173
Commercial construction	8,498	143	8,920	200
Consumer real estate	11,860	402	6,977	284
Other consumer	40	1	121	1
Total	$37,888	$908	$42,734	$1,389

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended September 30, 2016
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$15,978	$14,771	$11,701	$8,418	$1,345	$52,213
Charge-offs	(93)	(414)	(163)	(369)	(461)	(1,500)
Recoveries	264	169	17	44	70	564
Net (Charge-offs)/ Recoveries	171	(245)	(146)	(325)	(391)	(936)
Provision for loan losses	4,244	(2,232)	1,356	(1,760)	908	2,516
Balance at End of Period	$20,393	$12,294	$12,911	$6,333	$1,862	$53,793

	Three Months Ended September 30, 2015
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$19,018	$13,308	$7,671	$7,027	$1,790	$48,814
Charge-offs	(2,361)	(1,121)	(1,247)	(445)	(467)	(5,641)
Recoveries	2,896	272	129	132	99	3,528
Net (Charge-offs)/ Recoveries	535	(849)	(1,118)	(313)	(368)	(2,113)
Provision for loan losses	(2,575)	12	4,983	302	484	3,206
Balance at End of Period	$16,978	$12,471	$11,536	$7,016	$1,906	$49,907

	Nine Months Ended September 30, 2016
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$15,043	$10,853	$12,625	$8,400	$1,226	$48,147
Charge-offs	(1,808)	(3,244)	(1,108)	(891)	(1,572)	(8,623)
Recoveries	662	589	20	342	277	1,890
Net (Charge-offs)/Recoveries	(1,146)	(2,655)	(1,088)	(549)	(1,295)	(6,733)
Provision for loan losses	6,496	4,096	1,374	(1,518)	1,931	12,379
Balance at End of Period	$20,393	$12,294	$12,911	$6,333	$1,862	$53,793

	Nine Months Ended September 30, 2015
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$20,164	$13,668	$6,093	$6,333	$1,653	$47,911
Charge-offs	(2,738)	(2,819)	(1,247)	(997)	(1,046)	(8,847)
Recoveries	3,072	475	132	379	312	4,370
Net (Charge-offs)/Recoveries	334	(2,344)	(1,115)	(618)	(734)	(4,477)
Provision for loan losses	(3,520)	1,147	6,558	1,301	987	6,473
Balance at End of Period	$16,978	$12,471	$11,536	$7,016	$1,906	$49,907

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 7. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the ALL and recorded investments in loans by category as of the periods presented:

	September 30, 2016
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$20,393	$20,393	$7,589	$2,419,575	$2,427,164
Commercial and industrial	2,206	10,088	12,294	10,694	1,333,603	1,344,297
Commercial construction	—	12,911	12,911	7,987	394,137	402,124
Consumer real estate	27	6,306	6,333	11,758	1,170,603	1,182,361
Other consumer	2	1,860	1,862	31	62,257	62,288
Total	$2,235	$51,558	$53,793	$38,059	$5,380,175	$5,418,234

	December 31, 2015
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$15,043	$15,043	$12,661	$2,153,942	$2,166,603
Commercial and industrial	—	10,853	10,853	14,417	1,242,413	1,256,830
Commercial construction	3	12,622	12,625	11,498	401,946	413,444
Consumer real estate	32	8,368	8,400	6,961	1,109,835	1,116,796
Other consumer	2	1,224	1,226	113	73,826	73,939
Total	$37	$48,110	$48,147	$45,650	$4,981,962	$5,027,612

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – continued

The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts- Commercial Loans
Fair value	$15,255	$11,295	$15,202	$11,276
Notional amount	264,655	245,595	264,655	245,595
Collateral posted	—	—	14,542	12,753
Interest Rate Lock Commitments- Mortgage Loans
Fair value	739	261	—	—
Notional amount	21,699	9,894	—	—
Forward Sale Contracts- Mortgage Loans
Fair value	—	—	98	5
Notional amount	$—	$—	$16,892	$9,800
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$15,255	$11,295	$15,202	$11,276
Gross amounts offset	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	15,255	11,295	15,202	11,276
Gross amounts not offset(1)	—	—	(14,542)	(12,573)
Net Amount	$15,255	$11,295	$660	$(1,297)
(1) Amounts represent posted collateral.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(87)	$29	$34	$20
Interest rate lock commitments—mortgage loans	97	208	478	339
Forward sale contracts—mortgage loans	106	(143)	(93)	(69)
Total Derivatives Gain	$116	$94	$419	$290

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. BORROWINGS

Short-term borrowings are for terms under one year and were comprised of REPOs and FHLB advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. Mortgage-backed securities with a total carrying value of $47.4 million at September 30, 2016 and $67.0 million at December 31, 2015 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
Long-term borrowings are for original terms greater than or equal to one year and were comprised of FHLB advances, a capital lease and junior subordinated debt securities. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. We had total long-term borrowings outstanding of $12.1 million at a fixed rate and $3.1 million at a variable rate at September 30, 2016, excluding our capital lease of $0.1 million. On March 4, 2015 we assumed $13.5 million of junior subordinated debt in connection with the Merger. On March 5, 2015, we paid off $8.5 million and on June 18, 2015, we paid off the remaining $5.0 million.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Securities sold under repurchase agreements	$40,949	0.01%	$62,086	0.01%
Short-term borrowings	565,000	0.60%	356,000	0.52%
Total short-term borrowings	605,949	0.56%	418,086	0.44%
Long-term borrowings
Other long-term borrowings	15,303	2.91%	117,043	0.81%
Junior subordinated debt securities	45,619	3.11%	45,619	2.89%
Total long-term borrowings	60,922	3.06%	162,662	1.39%
Total Borrowings	$666,871	0.79%	$580,748	0.71%
We had total borrowings at September 30, 2016 and December 31, 2015 at the FHLB of Pittsburgh of $580.2 million and $473.0 million. The $580.2 million at September 30, 2016 consisted of $565.0 million in short-term borrowings and $15.2 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $2.2 billion at September 30, 2016. Our remaining borrowing availability is $1.4 billion. We utilized $802.1 million of our borrowing capacity at September 30, 2016 consisting of $580.2 million for borrowings and $221.9 million for letters of credit to collateralize public funds.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $2.6 million at September 30, 2016 and $2.5 million at December 31, 2015. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The allowance for unfunded commitments is determined using a similar methodology as our ALL methodology. The reserve is calculated by applying historical loss rates and qualitative adjustments to our unfunded commitments.
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	September 30, 2016	December 31, 2015
Commitments to extend credit	$1,546,164	$1,619,854
Standby letters of credit	80,181	97,676
Total	$1,626,345	$1,717,530
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that no outcome of any such proceedings or claims pending will have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 11. OTHER COMPREHENSIVE INCOME

The following table represents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on securities available-for-sale	$(1,921)	$672	$(1,249)	$5,177	$(1,812)	$3,365
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	—	—	—	—	—	—
Adjustment to funded status of employee benefit plans	544	(190)	354	647	(227)	420
Other Comprehensive Income/(Loss)	$(1,377)	$482	$(895)	$5,824	$(2,039)	$3,785
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

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on securities available-for-sale	$11,748	$(4,112)	$7,636	$4,288	$(1,501)	$2,787
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	—	—	—	34	(12)	22
Adjustment to funded status of employee benefit plans	4,889	(1,711)	3,178	1,839	(551)	1,288
Other Comprehensive Income	$16,637	$(5,823)	$10,814	$6,161	$(2,064)	$4,097
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
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$(6)	$606	$469	$1,951
Interest cost on projected benefit obligation	1,099	1,120	3,200	3,319
Expected return on plan assets	(1,444)	(1,772)	(4,337)	(5,385)
Amortization of prior service credit	29	(34)	(41)	(104)
Recognized net actuarial loss	638	586	1,708	1,521
Net Periodic Pension Expense	$316	$506	$999	$1,302

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

The following table represents total assets by reportable operating segment as of the dates presented:

(dollars in thousands)	September 30, 2016	December 31, 2015
Community Banking	$6,706,383	$6,305,046
Insurance	8,050	9,619
Wealth Management	3,772	3,689
Total Assets	$6,718,205	$6,318,354
The following tables provide financial information for our three operating segments for the three and nine month periods ended September 30, 2016 and 2015. The financial results of the business segments include allocations for shared services based on an internal analysis that supports line of business and branch performance measurements. Shared services include expenses such as employee benefits, occupancy expense, computer support and other corporate overhead. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. The information provided under the caption “Eliminations” represents operations not considered to be reportable segments and/or general operating expenses and eliminations and adjustments, which are necessary for purposes of reconciling to the Consolidated Financial Statements.

	Three Months Ended September 30, 2016
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$57,804	$1	$98	$(95)	$57,808
Interest expense	6,433	—	—	(80)	6,353
Net interest income	51,371	1	98	(15)	51,455
Provision for loan losses	2,516	—	—	—	2,516
Noninterest income	9,548	1,119	2,563	218	13,448
Noninterest expense	28,889	1,097	2,591	203	32,780
Depreciation expense	1,269	11	4	—	1,284
Amortization of intangible assets	359	12	4	—	375
Provision for income taxes	7,347	(1)	21	—	7,367
Net Income	$20,539	$1	$41	$—	$20,581

	Three Months Ended September 30, 2015
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$53,625	$1	$108	$(65)	$53,669
Interest expense	4,200	—	—	(127)	4,073
Net interest income	49,425	1	108	62	49,596
Provision for loan losses	3,206	—	—	—	3,206
Noninterest income	8,651	1,197	2,806	(173)	12,481
Noninterest expense	28,941	1,098	2,210	(111)	32,138
Depreciation expense	1,192	13	6	—	1,211
Amortization of intangible assets	460	13	7	—	480
Provision for income taxes	6,139	26	242	—	6,407
Net Income	$18,138	$48	$449	$—	$18,635

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 13. SEGMENTS – continued

	Nine Months Ended September 30, 2016
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$168,661	$2	$343	$(328)	$168,678
Interest expense	18,085	—	—	(208)	17,877
Net interest income	150,576	2	343	(120)	150,801
Provision for loan losses	12,379	—	—	—	12,379
Noninterest income	28,468	3,836	7,936	1,473	41,713
Noninterest expense	90,499	3,455	7,334	1,353	102,641
Depreciation expense	3,678	33	12	—	3,723
Amortization of intangible assets	1,189	37	17	—	1,243
Provision for income taxes	18,364	110	321	—	18,795
Net Income	$52,935	$203	$595	$—	$53,733

	Nine Months Ended September 30, 2015
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$150,108	$2	$406	$(321)	$150,195
Interest expense	12,144	—	—	(615)	11,529
Net interest income	137,964	2	406	294	138,666
Provision for loan losses	6,473	—	—	—	6,473
Noninterest income	25,056	4,079	8,639	174	37,948
Noninterest expense	87,542	3,288	6,716	468	98,014
Depreciation expense	3,482	39	19	—	3,540
Amortization of intangible assets	1,283	38	24	—	1,345
Provision for income taxes	16,534	250	800	—	17,584
Net Income	$47,706	$466	$1,486	$—	$49,658

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 14. QUALIFIED AFFORDABLE HOUSING PROJECTS

We invest in affordable housing projects primarily to satisfy our Community Reinvestment Act requirements. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. Our total investment in qualified affordable housing projects was $12.6 million at September 30, 2016 and $15.0 million at December 31, 2015. We had no open commitments to fund current or future investments in qualified affordable housing projects at September 30, 2016 or December 31, 2015. Amortization expense, included in other noninterest expense in the Consolidated Statements of Net Income, was $0.8 million and $2.5 million for the three and nine months ended September 30, 2016 and $0.9 million and $2.8 million for the three and nine months ended September 30, 2015. The amortization expense was offset by tax credits of $0.9 million and $2.7 million for the three and nine months ended September 30, 2016 and $1.0 million and $3.0 million for the three and nine months ended September 30, 2015 as a reduction to our federal tax provision.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three and nine month periods ended September 30, 2016 and 2015. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
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
These forward-looking statements are based on current expectations, estimates and projections about our business and beliefs and assumptions made by management. Forward looking statements are not guarantees of our future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and may change over time. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements.
Our forward looking statements are subject to the following principal risks and uncertanties:

•	credit losses;

•	cyber-security concerns, including an interruption or breach in the security of our information systems;

•	rapid technological developments and changes;

•	sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve;

•	a change in spreads on interest-earning assets and interest-bearing liabilities;

•	regulatory supervision and oversight, including Basel III required capital levels, and public policy changes, including environmental regulations;

•	legislation affecting the financial services industry as a whole, and S&T, in particular, including the effects of the Dodd-Frank Act;

•	the outcome of pending and future litigation and governmental proceedings;

•	increasing price and product/service competition, including new entrants;

•	the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;

•	managing our internal growth and acquisitions, particularly our acquisition of Integrity Bancshares, Inc., or Integrity;

•
the possibility that the anticipated benefits from the Integrity acquisition and any other future acquisitions cannot be fully realized in a timely manner or at all, or that integrating the operations of Integrity or future acquired operations will be more difficult, disruptive or costly than anticipated;

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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We provide greater detail about these and other risks in our "Risk Factor" section of our Annual Report on Form 10-K for the year ended December 31, 2015.
Critical Accounting Policies and Estimates
Our critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2016 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2015 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview
We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $6.7 billion at September 30, 2016.  We operate bank branches in Pennsylvania and Ohio and loan production offices in Pennsylvania, Ohio and New York. We provide a full range of financial services with retail and commercial banking products, cash management services, insurance and trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
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
Our focus continues to be on loan and deposit growth and implementing opportunities to increase fee income while closely monitoring our operating expenses and asset quality. With our recent expansion into new markets, we are focused on executing our strategy to successfully build our brand and grow our business in these markets. The low interest rate environment remains a challenge for our net interest income, but we expect that our organic growth will help to mitigate the impact.
Earnings Summary
Net income increased $2.0 million for the three months and increased $4.0 million for the nine months ended September 30, 2016 compared to the same periods in 2015. The timing of the Integrity merger, or Merger, on March 4, 2015 has impacted the comparability of financial results for the nine months ended September 30, 2016 and the nine months ended September 30, 2015 due to approximately only seven months of Integrity results being included in earnings in the prior year. Net income for the three and nine months ended September 30, 2016 was $20.6 million and $53.7 million resulting in diluted earnings per share of $0.59 and $1.54 compared to net income of $18.6 million and $49.7 million and $0.54 and $1.48 diluted earnings per share for the same periods in 2015. The increase in net income for the three month period was primarily driven by increases in the net interest income of $1.8 million and noninterest income of $1.0 million and decreases in our provision for loan losses of $0.7 million partially offset by increases in noninterest expense of $0.6 million and income taxes of $0.9 million. The increase in net income for the nine month period was primarily due to increases in the net interest income of $12.1 million and noninterest income of $3.8 million. These increases were partially offset by increases in our provision for loan losses of $5.9 million, noninterest expenses of $4.7 million and income taxes of $1.2 million. Noninterest expense included $3.2 million of Merger related expenses during the nine months ended September 30, 2015 and no Merger related expenses during the nine month period ended September 30, 2016.
Net interest income increased $1.8 million, or 3.8 percent, for the three months ended September 30, 2016 and increased $12.1 million, or 8.8 percent, for the nine months ended September 30, 2016 compared to the same periods in 2015. The increases for both the three and nine month periods were primarily due to the increases in average interest-earning assets, compared to the same periods in 2015. Average interest-earnings assets increased $495.0 million, or 8.8 percent, and $671.5 million, or 12.6 percent, for the three and nine month periods ended September 30, 2016 compared to the same periods in 2015. The increases in average interest-earning assets were due to our successful efforts in growing our loan portfolio organically and as a result of the Merger. These increases were partially offset by increases in average interest-bearing liabilities of $366.4 million, or 8.8 percent, and $536.1 million, or 13.9 percent, for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increases in average interest-bearing liabilities for the three and nine month periods are mainly due to successful deposit promotions and the Merger. Net interest income included purchase accounting fair value adjustments of $0.7 million and $2.1 million for the three and nine months ended September 30, 2016 compared to $2.2 million and $4.9 million for the same periods in 2015.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The provision for loan losses decreased $0.7 million to $2.5 million and increased $5.9 million to $12.4 million for the three and nine months ended September 30, 2016 compared to $3.2 million and $6.5 million for the same periods in 2015. The decrease of $0.7 million in the provision for loan losses for the three months ended September 30, 2016 related primarily to a decrease of $1.2 million in net charge-offs to $0.9 million compared to $2.1 million for the same period in 2015. The increase in the provision for loan losses for the nine months ended September 30, 2016 is attributed to higher net charge-offs and specific reserves on impaired loans and loan growth. Net charge-offs increased $2.2 million to $6.7 million for the nine months ended September 30, 2016 compared to $4.5 million for the same period in 2015. Annualized net loan charge-offs to average loans were 0.07 percent and 0.17 percent for the three and nine months ended September 30, 2016 compared to 0.17 percent and 0.13 percent for the same periods in 2015. Specific reserves for impaired loans were $2.2 million at September 30, 2016 compared to $1.3 million at September 30, 2015.
Noninterest income increased $1.0 million to $13.4 million and increased $3.8 million to $41.7 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase during the three month period was primarily related to increases in mortgage banking fees and other income. The increase in noninterest income for the nine months ended September 30, 2016 was primarily due to a curtailment gain of $1.0 million resulting from the amendment to freeze benefit accruals for all participants in our defined benefit plans, a gain of $2.1 million on the sale of our credit card portfolio in the first quarter of 2016 and increases in service charge fees of $0.7 million due to program changes and growth from the Merger for the period ended September 30, 2016 compared to the same period in 2015.
Noninterest expense increased $0.6 million to $34.4 million and increased $4.7 million to $107.6 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase in noninterest expense for the three month period was due to higher salaries and employee benefits, furniture and equipment and other taxes offset by decreases in data processing and other noninterest expenses. The increase in noninterest expense for the nine months ended September was partly due to higher salaries and employee benefits expense, furniture and equipment and professional services and legal expenses offset by decreases in data processing and other noninterest expense. Additionally, our operating costs were higher during the full nine months ended September 30, 2016 compared to the same period last year when we incurred approximately seven months of additional expense resulting from the Merger.
The provision for income taxes increased $0.9 million for the three months and increased $1.2 million for the nine months ended September 30, 2016 compared to the same periods in 2015. The increases to the provision for income taxes for the three and nine months ended September 30, 2016 were primarily due to increases in pretax income compared to the same periods in 2015.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles, or GAAP, management uses, and this quarterly report references a non-GAAP financial measure, net interest income on a fully taxable equivalent, or FTE basis. Management believes this measure provides information useful to investors in understanding our underlying business, operational performance and performance trends as it facilitates comparisons with the performance of other companies in the financial services industry. Although management believes that this non-GAAP financial measure enhance investors’ understanding of our business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies.
We believe the presentation of net interest income on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to an FTE basis in the Net Interest Income section of the "Results of Operations - Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015."

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2016 Compared to
Three and Nine Months Ended September 30, 2015
Net Interest Income
Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our Asset and Liability Committee, or ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to produce what we believe is an acceptable level of net interest income.
The interest income on interest-earning assets and the net interest margin are presented on an FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities using the federal statutory tax rate of 35 percent for each period and the dividend-received deduction for equity securities. We believe this to be the preferred industry measurement of net interest income that provides a relevant comparison between taxable and non-taxable sources of interest income.
The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates on an FTE basis for the periods presented:

	Three months ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Total interest income	$57,808	$53,669	$168,678	$150,195
Total interest expense	6,353	4,073	17,877	11,529
Net interest income per consolidated statements of comprehensive income	51,455	49,596	150,801	138,666
Adjustment to FTE basis	1,771	1,607	5,254	4,493
Net Interest Income on an FTE basis (non-GAAP)	$53,226	$51,203	$156,055	$143,159
Net interest margin	3.34%	3.50%	3.36%	3.48%
Adjustment to FTE basis	0.12%	0.11%	0.11%	0.11%
Net Interest Margin on an FTE basis (non-GAAP)	3.46%	3.61%	3.47%	3.59%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three months ended September 30, 2016			Three months ended September 30, 2015
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans (1) (2)	$5,382,516	$55,201	4.08%	$4,869,914	$50,616	4.12%
Interest-bearing deposits with banks	37,852	49	0.52%	76,246	46	0.24%
Taxable investment securities (3)	545,249	2,657	1.95%	523,890	2,609	1.99%
Tax-exempt investment securities (2)	133,661	1,395	4.17%	138,514	1,520	4.39%
Federal Home Loan Bank and other restricted stock	24,454	277	4.52%	20,184	485	9.60%
Total Interest-earning Assets	6,123,732	59,579	3.87%	5,628,748	55,276	3.90%
Noninterest-earning assets:
Cash and due from banks	54,505			60,782
Premises and equipment, net	47,132			48,613
Other assets	471,559			479,001
Less allowance for loan losses	(54,185)			(51,023)
Total Assets	$6,642,743			$6,166,121
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$663,477	$286	0.17%	$663,834	$242	0.14%
Money market	540,891	575	0.42%	385,520	174	0.18%
Savings	1,034,018	507	0.20%	1,091,482	447	0.16%
Certificates of deposit	1,379,952	3,312	0.95%	1,113,858	2,070	0.74%
Brokered deposits(4)	309,413	439	0.56%	394,415	342	0.34%
Total Interest-bearing Deposits	3,927,751	5,119	0.52%	3,649,109	3,275	0.36%
Securities sold under repurchase agreements	44,927	1	0.01%	42,937	1	0.01%
Short-term borrowings	459,043	761	0.66%	270,968	253	0.37%
Long-term borrowings	15,545	111	2.85%	117,864	228	0.77%
Junior subordinated debt securities	45,619	361	3.15%	45,619	316	2.75%
Total Interest-bearing Liabilities	4,492,885	6,353	0.56%	4,126,497	4,073	0.39%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,247,884			1,196,200
Other liabilities	70,799			65,873
Shareholders’ equity	831,175			777,551
Total Liabilities and Shareholders’ Equity	$6,642,743			$6,166,121
Net Interest Income (2)(3)		$53,226			$51,203
Net Interest Margin (2) (3)			3.46%			3.61%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 35 percent for 2016 and 2015.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4) Brokered deposits consist of certificates of deposit, money market, and interest-bearing demand funds.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans (1) (2)	$5,261,629	$160,787	4.08%	$4,588,536	$141,202	4.11%
Interest-bearing deposits with banks	41,402	159	0.51%	69,062	122	0.24%
Taxable investment securities (3)	541,419	7,954	1.96%	514,195	7,577	1.96%
Tax-exempt investment securities (2)	134,271	4,251	4.22%	139,171	4,625	4.43%
Federal Home Loan Bank and other restricted stock	23,027	781	4.52%	19,276	1,162	8.04%
Total Interest-earning Assets	6,001,748	173,932	3.87%	5,330,240	154,688	3.88%
Noninterest-earning assets:
Cash and due from banks	54,609			55,040
Premises and equipment, net	47,606			46,222
Other assets	469,661			447,169
Less allowance for loan losses	(51,963)			(49,388)
Total Assets	$6,521,661			$5,829,283
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$635,479	$751	0.16%	$586,149	$569	0.13%
Money market	476,768	1,243	0.35%	392,021	539	0.18%
Savings	1,041,802	1,474	0.19%	1,072,539	1,270	0.16%
Certificates of deposit	1,345,323	9,498	0.94%	1,075,666	6,120	0.76%
Brokered deposits(4)	358,568	1,437	0.54%	334,485	835	0.33%
Total Interest-bearing Deposits	3,857,940	14,403	0.50%	3,460,860	9,333	0.36%
Securities sold under repurchase agreements	53,858	4	0.01%	42,675	3	0.01%
Short-term borrowings	385,394	1,855	0.64%	245,431	628	0.34%
Long-term borrowings	62,109	563	1.21%	72,316	562	1.04%
Junior subordinated debt securities	45,619	1,052	3.08%	47,561	1,003	2.82%
Total Interest-bearing Liabilities	4,404,920	17,877	0.54%	3,868,843	11,529	0.40%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,227,426			1,158,217
Other liabilities	71,421			66,009
Shareholders’ equity	817,894			736,214
Total Liabilities and Shareholders’ Equity	$6,521,661			$5,829,283
Net Interest Income (2)(3)		$156,055			$143,159
Net Interest Margin (2) (3)			3.47%			3.59%
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
Net interest income on an FTE basis increased $2.0 million, or 4.0 percent, for the three months and increased $12.9 million, or 9.0 percent, for the nine months ended September 30, 2016 compared to the same periods in 2015. The increases in net interest income on an FTE basis were due to the Merger and organic loan growth. Net interest income was unfavorably impacted by decreases in purchase accounting fair value adjustments of $1.6 million and $2.8 million for the three and nine months ended September 30, 2016 compared to the three and nine months in 2015. The net interest margin on an FTE basis decreased 15 and 12 basis points for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The net interest margin rate was unfavorably impacted by 10 and six basis points for the three and nine months ended September 30, 2016 compared to the same periods in 2015 due to the decrease in purchase accounting fair value adjustments.
Interest income on an FTE basis increased $4.3 million, or 7.8 percent for the three months and increased $19.2 million, or 12.4 percent for the nine months ended September 30, 2016 compared to the same periods in 2015. The increase in interest income is primarily due to the increases in average interest-earning assets compared to the same periods in 2015. Interest

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

income was unfavorably impacted by a decrease in loan purchase accounting fair value adjustments of $1.3 million and $2.3 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015. Average interest-earning assets increased $495.0 million and $671.5 million for the three and nine months ended September 30, 2016 primarily due to increased average loan balances due to organic loan growth and the Merger. Average loan balances increased $512.6 million and $673.1 million for the three and nine months ended September 30, 2016. The rates earned on loans decreased four and three basis points for the three and nine months ended September 30, 2016 when compared to the same periods in 2015. A decrease in loan purchase accounting fair value adjustments negatively impacted loan rates by nine and six basis points compared to the same periods in 2015. Average interest-bearing deposits with banks, which is primarily cash at the Federal Reserve, decreased $38.4 million and $27.7 million and tax-exempt investment securities decreased $4.9 million and $4.9 million while average investment securities increased $21.4 million and $27.2 million for the three and nine months ended September 30, 2016. Federal Home Loan Bank, or FHLB, and other restricted stock increased $4.3 million and $3.8 million for the three and nine months ended September 30, 2016 with a significant decrease in the rate primarily due to a special dividend received of $0.3 million in the first quarter of 2015. Overall, the FTE rate on interest-earning assets decreased three basis points and one basis point for the three and nine months ended September 30, 2016 compared to the same periods in 2015.
Interest expense increased $2.3 million and $6.3 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase in interest expense is primarily due to the increases in average interest-bearing liabilities compared to the same periods in 2015. Interest expense was unfavorably impacted by a decrease in certificate of deposit purchase accounting fair value adjustments of $0.3 million and $0.5 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015. Average deposits increased $278.6 million and $397.1 million for the three and nine months ended September 30, 2016. Average brokered deposits decreased $85.0 million and increased $24.1 million and average short-term borrowings increased $188.1 million and $140.0 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015. Average long-term borrowings decreased $102.3 million and $10.2 million for the three and nine months ended September 30, 2016. This is mainly due to a $100 million long-term variable rate borrowing in the second quarter of 2015 that matured in the second quarter of 2016. A decrease in certificate of deposit purchase accounting fair value adjustments negatively impacted interest-bearing liability rates by two basis points compared to the same periods in 2015. Overall, the cost of interest-bearing liabilities increased by 17 and 14 basis points for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 primarily due to the increase in the Federal Funds rate at the end of 2015.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2016 compared to September 30, 2015			Nine Months Ended September 30, 2016 compared to September 30, 2015
(dollars in thousands)	Volume (4)	Rate (4)	Net	Volume (4)	Rate (4)	Net
Interest earned on:
Loans (1) (2)	$5,328	$(743)	$4,585	$20,713	$(1,128)	$19,585
Interest-bearing deposits with banks	(23)	26	3	(49)	86	37
Taxable investment securities (3)	106	(57)	49	401	(24)	377
Tax-exempt investment securities (2)	(53)	(72)	(125)	(163)	(211)	(374)
Federal Home Loan Bank and other restricted stock	103	(310)	(207)	226	(607)	(381)
Change in Interest Earned on Interest-earning Assets	5,461	(1,156)	4,305	21,128	(1,884)	19,244
Interest paid on:
Interest-bearing demand	—	43	43	48	135	183
Money market	70	331	401	116	588	704
Savings	(24)	84	60	(36)	241	205
Certificates of deposit	494	747	1,241	1,534	1,843	3,377
Brokered deposits	(74)	171	97	60	542	602
Securities sold under repurchase agreements	—	—	—	1	—	1
Short-term borrowings	176	332	508	358	868	1,226
Long-term borrowings	(198)	81	(117)	(79)	81	2
Junior subordinated debt securities	—	45	45	(41)	90	49
Change in Interest Paid on Interest-bearing Liabilities	444	1,834	2,278	1,961	4,388	6,349
Net Change in Net Interest Income	$5,017	$(2,990)	$2,027	$19,167	$(6,272)	$12,895
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
Provision for Loan Losses
The provision for loan losses is the adjustment to the allowance for loan losses, or ALL, after considering loan charge-offs and recoveries, to bring the ALL to a level determined to be appropriate in management's judgment to absorb probable losses inherent in the loan portfolio. The provision for loan losses decreased $0.7 million to $2.5 million and increased $5.9 million to $12.4 million for the three and nine months ended September 30, 2016 compared to $3.2 million and $6.5 million for the same periods in 2015. The decrease of $0.7 million in the provision for loan losses for the three months ended September 30, 2016 related primarily to a decrease of $1.2 million in net charge-offs to $0.9 million compared to $2.1 million for the same period in 2015. The increase of $5.9 million in the provision for loan losses for the nine months ended September 2016 was attributed to higher net charge-offs and specific reserves on impaired loans and loan growth. Net charge-offs increased $2.2 million to $6.7 million for the nine months ended September 30, 2016 compared to $4.5 million for the same period in 2015. Annualized net loan charge-offs to average loans were 0.07 percent and 0.17 percent for the three and nine months ended September 30, 2016 compared to 0.17 percent and 0.13 percent for the same periods in 2015. Specific reserves for impaired loans were $2.2 million at September 30, 2016 compared to $1.3 million at September 30, 2015.
Nonperforming loans increased $16.7 million to $40.5 million at September 30, 2016 compared to $23.8 million at September 30, 2015 primarily due to additional deterioration of acquired loans, subsequent to the acquisition date. The ALL at September 30, 2016 was $53.8 million, or 0.99 percent of total portfolio loans, compared to 1.01 percent of total portfolio loans at September 30, 2015. Refer to “Allowance for Loan Losses” in the MD&A of this report for additional information.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Securities gains/(losses), net	$—	$—	$—	NM	$—	$(34)	$34	NM
Service charges on deposit accounts	3,208	3,069	139	4.5	9,272	8,529	743	8.7
Debit and credit card fees	3,163	2,996	167	5.6	8,818	8,732	86	1.0
Wealth management fees	2,565	2,814	(249)	(8.8)	7,947	8,667	(720)	(8.3)
Insurance fees	1,208	1,332	(124)	(9.3)	4,187	4,374	(187)	(4.3)
Mortgage banking	1,077	698	379	54.3	2,185	2,006	179	8.9
Gain on sale of credit card portfolio	—	—	—	—	2,066	—	2,066	NM
Other	2,227	1,572	655	41.7	7,238	5,674	1,564	27.6
Total Noninterest Income	$13,448	$12,481	$967	7.7%	$41,713	$37,948	$3,765	9.9%
NM- Not meaningful
Noninterest income increased $1.0 million, or 7.7 percent, to $13.4 million for the three months ended September 30, 2016 and increased $3.8 million, or 9.9 percent, to $41.7 million for the nine months ended September 30, 2016 compared to the same periods in 2015. Noninterest income for the nine months ended September 30, 2016 includes a $2.1 million gain on the sale of our credit card portfolio. Subsequent to the sale of the credit card portfolio, we will continue to earn income based on the terms of the marketing agreement which provides incentives for new credit card accounts and a percentage of both interchange income and finance charges. Service charges on deposit accounts increased $0.1 million and $0.7 million for the three and nine months ended September 30, 2016 due to program changes for both periods and growth from the Merger for the nine month period. The decrease in wealth management fees of $0.2 million and $0.7 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was due to a decline in market conditions and a decrease in assets under management. The increase in mortgage banking fees of $0.4 million and $0.2 million for the three and nine months ended September 30, 2016 related to an increase in the volume of loans originated for sale in the secondary market and more favorable pricing on loan sales. The increase of $0.7 million in other noninterest income for the three month period was primarily related to higher interest rate swap fees from our commercial customers. The $1.6 million increase in other noninterest income for the nine months ended September 30, 2016 was primarily related to the $1.0 million defined benefit plan curtailment gain.
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Salaries and employee benefits (1)	$19,011	$16,789	$2,222	13.2%	$57,539	$51,024	$6,515	12.8%
Data processing (1)	2,129	2,454	(325)	(13.2)	6,964	7,329	(365)	(5.0)
Net occupancy (1)	2,776	2,744	32	1.2	8,413	8,014	399	5.0
Furniture and equipment	1,932	1,653	279	16.9	5,580	4,461	1,119	25.1
Marketing	896	895	1	0.1	2,872	2,905	(33)	(1.1)
Professional services and legal (1)	1,041	946	95	10.0	3,035	2,270	765	33.7
FDIC insurance	1,005	990	15	1.5	2,938	2,493	445	17.8
Other taxes	1,080	719	361	50.2	3,076	2,721	355	13.0
Merger related expense	—	—	—	NM	—	3,167	(3,167)	NM
Other(1)	4,569	6,639	(2,070)	(31.2)	17,190	18,515	(1,325)	(7.2)
Total Noninterest Expense	$34,439	$33,829	$610	1.8%	$107,607	$102,899	$4,708	4.6%
(1) Excludes Merger related expenses for 2015 amounts only.
NM - not meaningful
Noninterest expense increased $0.6 million, or 1.8 percent, to $34.4 million for the three months ended September 30, 2016 and increased $4.7 million, or 4.6 percent, to $107.6 million for the nine months ended September 30, 2016 compared to the same periods in 2015.
Our operating costs were higher during the nine months ended September 30, 2016 compared to the same period last year when we incurred approximately seven months of additional expense resulting from the Merger. In 2015, we incurred merger related expense of $3.2 million for the nine months ended September 30, 2015.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Salaries and employee benefits expense increased $2.2 million and $6.5 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increases were primarily due to additional employees, annual merit increases and higher restricted stock expense and medical claims. These increases were offset by a decrease in pension expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2016 related to the amendment to freeze benefit accruals for all participants in our defined benefit pension plans.
Other noninterest expense decreased $2.0 million and $1.3 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The decrease primarily related to lower loan related expenses due to expense recoveries on impaired loans that paid off in third quarter of 2016, other real estate owned, or OREO, meals and entertainment expenses, amortization of both our core deposit intangible asset and qualified affordable housing projects.
Net occupancy expense increased $0.4 million and furniture and equipment expense increased $1.1 million for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the additional locations acquired from the Merger and technology upgrades. Data processing decreased $0.3 million and $0.4 million for the three and nine months ended September 30, 2016 compared to the same period in 2015 primarily due to a renegotiation of a core data processing contract. Professional services and legal expense increased $0.1 million and $0.8 million due to systems and credit related issues that were incurred for the three and nine months ended September 30, 2016. Other taxes increased $0.4 million during both periods and Federal Deposit Insurance Corporation, or FDIC, insurance expense increased $0.4 million for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to expansion from the Merger and organic growth.
Provision for Income Taxes
The provision for income taxes increased $0.9 million to $7.4 million for the three months and increased $1.2 million to $18.8 million for the nine months ended September 30, 2016 compared to the same periods in 2015. The increases to the provision for income taxes for the three and nine months ended September 30, 2016 were primarily due to increases in pretax income compared to the same periods in 2015.
Financial Condition
September 30, 2016
Total assets increased $399.9 million, or 6.3 percent, to $6.7 billion at September 30, 2016 compared to $6.3 billion at December 31, 2015. Loan growth was strong resulting in an increase in total portfolio loans of $390.6 million, or 7.8 percent. Our commercial loan portfolio grew by $336.7 million, or 8.8 percent, to $4.2 billion with growth in the Commercial Real Estate, or CRE, and Commercial and Industrial, or C&I, portfolios. Our consumer loan portfolio increased $53.9 million, or 4.5 percent, with growth primarily in residential mortgages and home equity. Securities increased $10.2 million, or 1.5 percent, compared to December 31, 2015 primarily due to increases in market value.
Our deposits increased $268.8 million, or 5.5 percent, with total deposits of $5.1 billion at September 30, 2016 compared to $4.9 billion at December 31, 2015. The increase primarily related to a $99.1 million, or 7.3 percent, increase in certificates of deposits, or CDs, and a $158.9 million, or 26.3 percent, increase in money market accounts. Interest-bearing and noninterest-bearing demand accounts increased $41.1 million and $4.7 million while savings accounts decreased compared to December 31, 2015. The increases in CDs and money market accounts are related to rate promotions offered during 2016.
Total borrowings increased $86.1 million at September 30, 2016 to $666.8 million compared to $580.7 million at December 31, 2015. Short-term borrowings increased $209.0 million compared to December 31, 2015 primarily due to a $100 million long-term borrowing maturity in May 2016 that was replaced with FHLB short-term borrowings and to support our asset growth.
Total shareholders’ equity increased by $46.5 million, or 5.9 percent, at September 30, 2016 compared to December 31, 2015. The increase was primarily due to net income of $53.7 million offset partially by dividends of $19.8 million and a $10.8 million increase in accumulated other comprehensive income. The $10.8 million increase in accumulated other comprehensive income was due to an $7.6 million increase in unrealized gains on our available-for-sale investment securities and a $3.2 million change in the funded status of our employee benefit plans.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Securities Activity

(dollars in thousands)	September 30, 2016	December 31, 2015	$ Change
U.S. treasury securities	$15,056	$14,941	$115
Obligations of U.S. government corporations and agencies	250,924	263,303	(12,379)
Collateralized mortgage obligations of U.S. government corporations and agencies	137,460	128,835	8,625
Residential mortgage-backed securities of U.S. government corporations and agencies	36,285	40,125	(3,840)
Commercial mortgage-backed securities of U.S. government corporations and agencies	88,499	69,204	19,295
Obligations of states and political subdivisions	132,536	134,886	(2,350)
Debt Securities Available-for-Sale	660,760	651,294	9,466
Marketable equity securities	10,368	9,669	699
Total Securities Available-for-Sale	$671,128	$660,963	$10,165
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $10.2 million, or 1.5 percent, at September 30, 2016 compared to December 31, 2015 primarily due to increases in market value.
Management evaluates the securities portfolio for other than temporary impairment, or OTTI, on a quarterly basis. At September 30, 2016 our bond portfolio was in a net unrealized gain position of $19.1 million compared to a net unrealized gain of $8.1 million at December 31, 2015. At September 30, 2016, total gross unrealized gains were $19.1 million offset by immaterial unrealized losses, compared to December 31, 2015, when total gross unrealized gains were $9.8 million offset by gross unrealized losses of $1.7 million. The increase in the value of our securities portfolio was a result of the changing interest rate environment in 2016. Total unrealized gains on marketable equity securities at September 30, 2016 were $2.8 million compared to $2.1 million at December 31, 2015. During the nine months ended September 30, 2016 and 2015 we did not record any OTTI. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.
Loan Composition

	September 30, 2016		December 31, 2015
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$2,427,164	44.8%	$2,166,603	43.1%
Commercial and industrial	1,344,297	24.8%	1,256,830	25.0%
Construction	402,124	7.4%	413,444	8.2%
Total Commercial Loans	4,173,585	77.0%	3,836,877	76.3%
Consumer
Residential mortgage	692,574	12.8%	639,372	12.7%
Home equity	483,935	8.9%	470,845	9.4%
Installment and other consumer	62,288	1.2%	73,939	1.5%
Construction	5,852	0.1%	6,579	0.1%
Total Consumer Loans	1,244,649	23.0%	1,190,735	23.7%
Total Portfolio Loans	5,418,234	100.0%	5,027,612	100.0%
Loans Held for Sale	11,694		35,321
Total Loans	$5,429,928		$5,062,933
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total portfolio loans as of September 30, 2016 increased $390.6 million, or 7.8 percent, to $5.4 billion compared to $5.0 billion at December 31, 2015 primarily due to growth in our commercial loan portfolio. CRE loans increased $260.6 million, or 12.0 percent, and C&I loans increased $87.5 million, or 7.0 percent. Commercial organic loan growth was strong, with growth coming from our newer markets in New York, Ohio and southcentral Pennsylvania. Approximately $243.3 million of the organic loan growth came from our loan production offices in Ohio and New York and $30.9 million from our southcentral Pennsylvania market. Total consumer loans increased $53.9 million, or 4.5 percent, with growth primarily in residential mortgages and home equity loans. Loans held for sale decreased $23.6 million primarily due to the sale of our credit card portfolio during the first quarter of 2016.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables summarize the ALL and recorded investments in loans by category for the dates presented:

	September 30, 2016
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$20,393	$20,393	$7,589	$2,419,575	$2,427,164
Commercial and industrial	2,206	10,088	12,294	10,694	1,333,603	1,344,297
Commercial construction	—	12,911	12,911	7,987	394,137	402,124
Consumer real estate	27	6,306	6,333	11,758	1,170,603	1,182,361
Other consumer	2	1,860	1,862	31	62,257	62,288
Total	$2,235	$51,558	$53,793	$38,059	$5,380,175	$5,418,234

	December 31, 2015
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$15,043	$15,043	$12,661	$2,153,942	$2,166,603
Commercial and industrial	—	10,853	10,853	14,417	1,242,413	1,256,830
Commercial construction	3	12,622	12,625	11,498	401,946	413,444
Consumer real estate	32	8,368	8,400	6,961	1,109,835	1,116,796
Other consumer	2	1,224	1,226	113	73,826	73,939
Total	$37	$48,110	$48,147	$45,650	$4,981,962	$5,027,612

	September 30, 2016		December 31, 2015
Ratio of net charge-offs to average loans outstanding	0.17%	*	0.22%
Allowance for loan losses as a percentage of total loans	0.99%		0.96%
Allowance for loan losses as a percentage of originated loans	1.11%		1.10%
Allowance for loan losses to nonperforming loans	133%		136%
* Annualized
The ALL was $53.8 million, or 0.99 percent of total portfolio loans and 1.11 percent of originated loans at September 30, 2016 compared to $48.1 million, or 0.96 percent of total portfolio loans and 1.10 percent of originated loans at December 31, 2015. Originated loans excludes acquired loans of $569.5 million as of September 30, 2016 related to the Merger.
The increase in the ALL of $5.7 million was primarily due to an increase in specific reserves for loans individually evaluated for impairment and loan growth. The increase in specific reserves related to a $4.2 million C&I relationship that became impaired during the three months ended March 31, 2016 requiring a $2.2 million specific reserve. Impaired loans decreased $7.6 million, or 16.6 percent, from December 31, 2015 to $38.1 million at September 30, 2016. The decrease was primarily due to loan pay-offs. The reserve for loans collectively evaluated for impairment increased at September 30, 2016 compared to December 31, 2015 primarily due to loan growth.
Net loan charge-offs were $6.7 million for the nine months ended September 30, 2016, which primarily related to a $4.3 million C&I loan requiring a $2.1 million charge-off and a $4.7 million CRE loan requiring a $2.4 million charge-off. Commercial special mention, substandard and doubtful loans at September 30, 2016 increased by $14.8 million to $198.3 million compared to $183.5 million at December 31, 2015.
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
TDRs decreased $3.6 million to $28.0 million at September 30, 2016 compared to $31.6 million at December 31, 2015. The decrease is primarily due to principal reductions and charge-offs of $17.2 million offset by new TDRs of $13.6 million. The $17.2 million of principal reductions and charge-offs included $10.5 million of loan payoffs from four commercial relationships. Total TDRs of $28.0 million at September 30, 2016 included $12.9 million, or 46.1 percent, that were accruing and $15.1 million, or 53.9 percent, that were nonaccrual.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our allowance for lending-related commitments is determined using a methodology similar to that used for the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The reserve is calculated by applying historical loss rates to unfunded commitments and considering qualitative factors. The balance in the allowance for unfunded loan commitments was $2.6 million at September 30, 2016 compared to $2.5 million at December 31, 2015. The increase primarily related to an increase in the balance of unfunded commitments. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	September 30, 2016	December 31, 2015	$ Change
Nonaccrual Loans
Commercial real estate	$6,685	$5,171	$1,514
Commercial and industrial	4,883	7,709	(2,826)
Commercial construction	5,661	7,488	(1,827)
Residential mortgage	6,152	4,964	1,188
Home equity	1,982	2,379	(397)
Installment and other consumer	35	12	23
Consumer construction	—	—	—
Total Nonaccrual Loans	25,398	27,723	(2,325)
Nonaccrual Troubled Debt Restructurings
Commercial real estate	866	3,548	(2,682)
Commercial and industrial	7,007	1,570	5,437
Commercial construction	992	1,265	(273)
Residential mortgage	5,248	665	4,583
Home equity	973	523	450
Installment and other consumer	9	88	(79)
Total Nonaccrual Troubled Debt Restructurings	15,095	7,659	7,436
Total Nonaccrual Loans	40,493	35,382	5,111
OREO	512	354	158
Total Nonperforming Assets	$41,005	$35,736	$5,269

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.75%	0.70%
Nonperforming assets as a percent of total loans plus OREO	0.76%	0.71%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming assets, or NPAs, increased $5.3 million to $41.0 million at September 30, 2016 compared to $35.7 million at December 31, 2015. The increase in NPAs was due to new nonperforming loans of approximately $21.7 million which were offset by $16.4 million of principal reductions and loan charge-offs. The increase in new nonperforming loans was primarily the result of credit deterioration in the acquired portfolio experienced since the Merger of $15.4 million and in one originated loan relationship of $4.4 million.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits

(dollars in thousands)	September 30, 2016	December 31, 2015	$ Change
Noninterest-bearing demand	$1,232,469	$1,227,766	$4,703
Interest-bearing demand	649,610	586,936	62,674
Money market	557,940	384,725	173,215
Savings	1,026,234	1,061,265	(35,031)
Certificates of deposit	1,374,906	1,197,030	177,876
Brokered deposits	304,272	418,889	(114,617)
Total Deposits	$5,145,431	$4,876,611	$268,820
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at September 30, 2016 increased $268.8 million, or 5.5 percent, primarily in CDs, money market and interest-bearing demand accounts. CDs and money market accounts increased due to sales efforts and rate promotions offered during 2016. Overall, our deposits, excluding brokered deposits, increased by $383.4 million, or 8.6 percent, from December 31, 2015. Our brokered deposits decreased $114.6 million compared to December 31, 2015. Brokered deposits consist of CDs, money market, and interest-bearing demand accounts and are an additional source of funds utilized by the ALCO as a way to diversify funding sources, as well as manage our funding costs and structure. The decrease in brokered deposits was primarily due to utilization of short-term borrowings to fund asset growth.
Borrowings

(dollars in thousands)	September 30, 2016	December 31, 2015	$ Change
Securities sold under repurchase agreements	$40,949	$62,086	$(21,137)
Short-term borrowings	565,000	356,000	209,000
Long-term borrowings	15,303	117,043	(101,740)
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$666,871	$580,748	$86,123
Borrowings are an additional source of funding for us. Total borrowings increased by $86.1 million from December 31, 2015 to support our asset growth. The increase in short-term borrowings and decrease in long-term borrowings was partially due to a $100 million long-term borrowing maturity in May 2016 that was replaced by short-term borrowings. Additional short-term borrowings were used to support our asset growth.
Information pertaining to short-term borrowings is summarized in the tables below at and for the nine and twelve month periods ended September 30, 2016 and December 31, 2015.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	September 30, 2016	December 31, 2015
Balance at the period end	$40,949	$62,086
Average balance during the period	53,858	44,394
Average interest rate during the period	0.01%	0.01%
Maximum month-end balance during the period	$68,216	$62,086
Average interest rate at the period end	0.01%	0.01%

	Short-Term Borrowings
(dollars in thousands)	September 30, 2016	December 31, 2015
Balance at the period end	$565,000	$356,000
Average balance during the period	385,394	257,117
Average interest rate during the period	0.64%	0.36%
Maximum month-end balance during the period	$565,000	$356,000
Average interest rate at the period end	0.60%	0.52%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to long-term borrowings is summarized in the tables below at and for the nine and twelve month periods ended September 30, 2016 and December 31, 2015.

	Long-Term Borrowings
(dollars in thousands)	September 30, 2016	December 31, 2015
Balance at the period end	$15,303	$117,043
Average balance during the period	62,109	83,648
Average interest rate during the period	1.21%	0.94%
Maximum month-end balance during the period	$116,852	$118,432
Average interest rate at the period end	2.91%	0.81%

	Junior Subordinated Debt Securities
(dollars in thousands)	September 30, 2016	December 31, 2015
Balance at the period end	$45,619	$45,619
Average balance during the period	45,619	47,071
Average interest rate during the period	3.08%	2.82%
Maximum month-end balance during the period	$45,619	$45,619
Average interest rate at the period end	3.11%	2.89%
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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the Deposits Section of Item 2, MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to S&T include borrowing availability at the FHLB of Pittsburgh, Federal Funds lines with other financial institutions, the brokered deposit market, and borrowing availability through the Federal Reserve Borrower-In-Custody program.
An important component of S&T’s ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At September 30, 2016, S&T had $437.6 million in highly liquid assets, which consisted of $68.3 million in interest-bearing deposits with banks, $357.6 million in unpledged securities and $11.7 million in loans held for sale. The highly liquid assets to total assets resulted in an asset liquidity ratio of 6.5 percent at September 30, 2016. Also, at September 30, 2016, S&T had a remaining borrowing availability of $1.4 billion with the FHLB of Pittsburgh. Refer to Note 9 Borrowings in the Notes to Consolidated Financial Statements, and the Borrowing section of Item 2, MD&A, for more details.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	September 30, 2016		December 31, 2015
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$570,620	9.02%	$535,234	8.96%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	550,620	10.01%	515,234	9.77%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	570,620	10.37%	535,234	10.15%
Total capital to risk-weighted assets	8.00%	10.00%	653,296	11.87%	611,859	11.60%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$532,761	8.45%	$502,114	8.43%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	532,761	9.72%	502,114	9.55%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	532,761	9.72%	502,114	9.55%
Total capital to risk-weighted assets	8.00%	10.00%	614,212	11.20%	577,824	11.00%
In October 2015, we filed a new shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC, to replace the prior shelf registration statement that was due to expire. The new shelf registration statement allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2016, we had not issued any securities pursuant to the new shelf registration statement.
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
In order to monitor interest rate risk beyond the 12 month time horizon of rate shocks, we also perform EVE analysis. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. An EVE rate change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analysis, EVE analysis incorporates management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and the behavior and value of non-maturity deposit products. S&T policy guidelines limit the change in EVE given changes in rates of +/- 300 basis points. Policy guidelines define the percent change in EVE by graduated risk tolerance levels of minimal, moderate and high. We have also temporarily suspended the EVE -200 and -300 basis point scenarios due to the low interest rate environment.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

The table below reflects the rate shock analyses and EVE analysis results. Both are in the minimal risk tolerance level.

	September 30, 2016		December 31, 2015
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in EVE	% Change in Pretax Net Interest Income	% Change in EVE
+300	5.9	3.3	5.5	(0.8)
+200	3.9	5.4	3.3	1.7
+100	2.1	5.7	1.6	2.3
-100	(4.3)	(13.4)	(5.1)	(11.1)
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
Our rate shock analyses indicate that there was an improvement in the percent change in pretax net interest income for our rates up and rates down shock scenarios when comparing September 30, 2016 to December 31, 2015. The improvement is mainly a result of an increase in variable rate loans and certificates of deposit repricing.
When comparing the EVE results for September 30, 2016 and December 31, 2015 the percent change to EVE has improved in the rates up shock scenarios and decreased in the rate down shock scenario. The percent change to EVE in our rate shock scenarios is mainly attributed to the change in value of our core deposits.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of September 30, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2016, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheet at September 30, 2016 and Audited Consolidated Balance Sheet at December 31, 2015, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2016 and 2015, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months ended September 30, 2016 and 2015, (iv) Unaudited Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2016 and 2015 and (v) Notes to Unaudited Consolidated Financial Statements.

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

Date: November 2, 2016	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)