Form 10-K
period 2016-12-31
S&T BANCORP INC
filed 2017-02-24
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the fiscal year ended December 31, 2016
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
Yes  ☐    No   ☒ The aggregate estimated fair value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016:
Common Stock, $2.50 par value – $825,267,183
The number of shares outstanding of the issuer’s classes of common stock as of February 22, 2017:
Common Stock, $2.50 par value –34,913,023
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of S&T Bancorp, Inc., to be filed pursuant to Regulation 14A for the 2016 annual meeting of shareholders to be held May 15, 2017 are incorporated by reference into Part III of this annual report on Form 10-K.

PART I

Item 1.  BUSINESS
General
S&T Bancorp, Inc., was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and is registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended, or the BHCA, as a bank holding company and a financial holding company. S&T Bancorp, Inc. has three direct wholly-owned subsidiaries, S&T Bank, 9th Street Holdings, Inc. and STBA Capital Trust I, and also owns a 50 percent interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC. When used in this report, “S&T”, “we”, “us” or “our” may refer to S&T Bancorp, Inc. individually, S&T Bancorp, Inc. and its consolidated subsidiaries, or certain of S&T Bancorp, Inc.’s subsidiaries or affiliates. As of December 31, 2016, we had approximately $6.9 billion in assets, $5.6 billion in loans, $5.3 billion in deposits and $842.0 million in shareholders’ equity.
S&T Bank is a full service bank, providing services to its customers through locations in Pennsylvania, Ohio and New York. On October 29, 2014 we entered into an agreement to acquire Integrity Bancshares, Inc., and the transaction was completed on March 4, 2015. The transaction was valued at $172.0 million and added total assets of $980.8 million, including $788.7 million in loans, $115.9 million in goodwill, and $722.3 million in deposits. Integrity Bank was subsequently merged into S&T Bank on May 8, 2015. S&T Bank operates under the name "Integrity Bank - A division of S&T Bank" in south-central Pennsylvania. S&T Bank deposits are insured by the Federal Deposit Insurance Corporation, or FDIC, to the maximum extent provided by law. S&T Bank has three wholly-owned operating subsidiaries: S&T Insurance Group, LLC, S&T Bancholdings, Inc. and Stewart Capital Advisors, LLC.
We have three reportable operating segments including Community Banking, Wealth Management and Insurance. Our Community Banking segment offers services which include accepting time and demand deposits and originating commercial and consumer loans. The Wealth Management segment offers brokerage services, serves as executor and trustee under wills and deeds and as guardian and custodian of employee benefits and provides other trust services. In addition, it is a registered investment advisor that manages private investment accounts for individuals and institutions. Total Wealth Management assets under management and administration were $1.9 billion at December 31, 2016. The Insurance segment includes a full-service insurance agency offering commercial property and casualty insurance, group life and health coverage, employee benefit solutions and personal insurance lines. Refer to [Note 25 Segments] the financial statements contained in Part II, Item 8 of this Form 10-K for further details pertaining to our operating segments.
The main office of both S&T Bancorp, Inc. and S&T Bank is located at 800 Philadelphia Street, Indiana, Pennsylvania, and its phone number is [(800) 325-2265].
Employees
As of December 31, 2016, we had 1,080 full-time equivalent employees.
Access to United States Securities and Exchange Commission Filings
All of our reports filed electronically with the United States Securities and Exchange Commission, or the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or the Report, our prior annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.stbancorp.com under Financial Information, SEC Filings. These filings are also accessible on the SEC’s website at www.sec.gov. The charters of the Audit Committee, the Compensation and Benefits Committee, the Nominating and Corporate Governance Committee, the Executive Committee, the Credit Risk Committee, the Trust and Revenue Oversight Committee, as well as the Complaints Regarding Accounting, Internal Accounting Controls or Auditing Matters Policy, or the Whistleblower Policy, the Code of Conduct for the CEO and CFO, the General Code of Conduct, Corporate Governance Guidelines and the Shareholder Communications Policy are also available at www.stbancorp.com under Corporate Governance.
Supervision and Regulation
General
S&T and S&T Bank are each extensively regulated under federal and state law. Regulation of bank holding companies and banks is intended primarily for the protection of consumers, depositors, borrowers, the Federal Deposit Insurance Fund, or DIF, and the banking system as a whole, and not for the protection of shareholders or creditors. The following describes certain aspects of that regulation and does not purport to be a complete description of all regulations that affect S&T or all aspects of any regulation discussed here. To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions.

Item 1.  BUSINESS -- continued

S&T
We are a bank holding company subject to regulation under the BHCA and the examination and reporting requirements of the Federal Reserve Board. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than five percent of the voting shares or substantially all of the assets of any additional bank, or merge or consolidate with another bank holding company, without the prior approval of the Federal Reserve Board. We have maintained a passive ownership position in Allegheny Valley Bancorp, Inc. (14.1 percent) pursuant to approval from the Federal Reserve Board. On August 29, 2016, Allegheny Valley Bancorp, Inc. and Standard Financial Corp. jointly announced the signing of a definitive merger agreement to form a partnership of their financial institutions. The merger is expected to close in the second quarter of 2017.
As a bank holding company, we are expected under statutory and regulatory provisions to serve as a source of financial and managerial strength to our subsidiary bank. A bank holding company is also expected to commit resources, including capital and other funds, to support its subsidiary bank.
We elected to become a financial holding company under the BHCA in 2001 and thereby engage in a broader range of financial activities than are permissible for traditional bank holding companies. In order to maintain our status as a financial holding company, we must remain “well-capitalized” and “well-managed” and the depository institutions controlled by us must remain “well-capitalized,” “well-managed” (as defined in federal law) and have at least a “satisfactory” Community Reinvestment Act, or CRA, rating. Refer to [Note 24 Regulatory Matters] to the financial statements contained in Part II, Item 8 of this Report for information concerning the current capital ratios of S&T and S&T Bank. No prior regulatory approval is required for a financial holding company with total consolidated assets less than $50 billion to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board, unless the total consolidated assets to be acquired exceed $10 billion. The BHCA identifies several activities as “financial in nature” including, among others, securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and sales agency; investment advisory activities; merchant banking activities and activities that the Federal Reserve Board has determined to be closely related to banking. Banks may also engage in, subject to limitations on investment, activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is “well-capitalized,” “well-managed” and has at least a “satisfactory” CRA rating.
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

•
CTCLIC is a joint venture with another financial institution, acting as a reinsurer of credit life, accident and health insurance policies that were sold by S&T Bank and the other institution. S&T Bank and the other institution each have ownership interests of 50 percent in CTCLIC.

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

Item 1.  BUSINESS -- continued

S&T Bank
As a Pennsylvania-chartered, FDIC-insured non-member commercial bank, S&T Bank is subject to the supervision and regulation of the Pennsylvania Department of Banking and Securities, or PADBS, and the FDIC. We are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amount and terms and conditions of loans that may be granted and limits on the types of other activities in which S&T Bank may engage and the investments it may make. In addition, pursuant to the federal Bank Merger Act, S&T Bank must obtain the prior approval of the FDIC before it can merge or consolidate with or acquire the assets of or assume the deposit liabilities of another bank.
In addition, S&T Bank is subject to affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve's Regulation W, that limit the amount of transactions between itself and S&T or any other affiliate which is any company or entity that controls or is under common control with S&T Bank, including for most purposes any financial or depository institution subsidiary of the bank. Under these provisions, transactions, including making loans, purchasing assets, issuing guarantees and other similar transactions, between a bank and its parent company or any other affiliate, generally are limited to 10 percent of the bank subsidiary’s capital and surplus, and with respect to all transactions with affiliates, are limited to 20 percent of the bank subsidiary’s capital and surplus. Loans and extensions of credit from a bank to an affiliate generally are required to be secured by eligible collateral in specified amounts, and in general all affiliated transactions must be on terms consistent with safe and sound banking practices. The Dodd-Frank Act expanded the affiliate transaction rules to broaden the definition of affiliate and to apply to securities borrowing or lending, repurchase or reverse repurchase agreements and derivatives activities that we may have with an affiliate, and to strengthen collateral requirements and limit Federal Reserve exemptive authority.
Federal law also constrains the types and amounts of loans that S&T Bank may make to its executive officers, directors and principal shareholders. Among other things, these loans are limited in amount, must be approved by the bank’s board of directors in advance, and must be on terms and conditions as favorable to the bank as those available to an unrelated person. The Dodd-Frank Act strengthened restrictions on loans to insiders and expanded the types of transactions subject to the various limits to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction.
Insurance of Accounts; Depositor Preference
The deposits of S&T Bank are insured up to applicable limits per insured depositor by the FDIC. The Dodd-Frank Act codified FDIC deposit insurance coverage per separately insured depositor for all account types at $250,000.
As an FDIC-insured bank, S&T Bank is subject to FDIC insurance assessments, which are imposed based upon the calculated risk the institution poses to the Deposit Insurance Fund, or DIF. Under this assessment system, for an institution with less than $10 billion in assets, risk is defined and measured using an institution’s capital levels, supervisory ratings and financial ratios. Assessments are calculated as a percentage of average consolidated total assets less average tangible equity during the assessment period. The current total base assessment rates on an annualized basis range from 1.5 basis points for certain “well-capitalized,” “well-managed” banks, with the highest ratings, to 40 basis points for institutions posing the most risk to the DIF. The FDIC may raise or lower these assessment rates on a quarterly basis based on various factors designed to achieve a minimum designated reserve ratio of the DIF, which the Dodd-Frank Act has mandated to be no less than 1.35 percent of estimated insured deposits, subsequently set at two percent by the FDIC.
In February 2011, the FDIC Board of Directors adopted a final rule, Deposit Insurance Assessment Base, Assessment Rate Adjustments, Dividends, Assessment Rates and Large Bank Pricing Methodology. This final rule redefined the deposit insurance assessment base to equal average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act, altered assessment rates, implemented the Dodd-Frank Act’s DIF dividend provisions and revised the risk-based assessment system for all large insured depository institutions (those with at least $10.0 billion in total assets). Many of the changes were made as a result of provisions of the Dodd-Frank Act that were intended to shift more of the cost of raising the reserve ratio from institutions with less than $10.0 billion in assets, which includes S&T Bank, to larger banks. Except for the future assessment rate schedules, all changes went into effect April 1, 2011 and have resulted in lower FDIC expense.
In July 2016 the FDIC Board of Directors adopted a revised final rule to refine the deposit insurance assessment system for small insured depository institutions that have been federally insured for at least five years by: revising the financial ratios method so that it is based on a statistical model estimating the probability of failure over three years; updating the financial measures used in the financial ratios method consistent with the statistical model; and eliminating risk categories for established small banks and using the financial ratios method to determine assessment rates for all such banks. The amended FDIC insurance assessment benefits many small institutions with a lower rate, we however incurred a minimal increase to our base rate.
In addition to DIF assessments, the FDIC makes a special assessment to fund the repayment of debt obligations of the Financing Corporation, or FICO. FICO is a government-sponsored entity that was formed to borrow the money necessary to

Item 1.  BUSINESS -- continued

carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation in the 1990s. The FICO assessment rate for the first quarter of 2017 is 0.560 basis points on an annualized basis.
The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Federal Reserve Board. It also may suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.
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
Capital
The Federal Reserve Board and FDIC have issued substantially similar minimum risk-based and leverage capital rules applicable to banking organizations they supervise. At December 31, 2016, both S&T and S&T Bank met the applicable regulatory capital requirements.
The following table summarizes risk-based capital ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Leverage Ratio
S&T	$582,155	8.98%	$259,170	4.00%	$323,963	5.00%
S&T Bank	542,048	8.39%	258,460	4.00%	323,075	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	562,155	10.04%	252,079	4.50%	364,114	6.50%
S&T Bank	542,048	9.71%	251,213	4.50%	362,864	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	582,155	10.39%	336,105	6.00%	448,140	8.00%
S&T Bank	542,048	9.71%	334,951	6.00%	446,601	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	664,184	11.86%	448,140	8.00%	560,175	10.00%
S&T Bank	622,469	11.15%	446,602	8.00%	558,252	10.00%
In addition, the banking regulatory agencies may from time to time require that a banking organization maintain capital above the minimum prescribed levels, whether because of its financial condition or actual or anticipated growth.
In July 2013 the federal banking agencies issued final regulatory capital rules that replaced the then existing general risk-based capital and related rules, broadly revising the basic definitions and elements of regulatory capital and making substantial changes to the risk weightings for banking and trading book assets. The new regulatory capital rules are designed to implement Basel III (which were agreements reached in July 2010 by the international oversight body of the Basel Committee on Banking Supervision to require more and higher-quality capital) as well as the minimum leverage and risk-based capital requirements of the Dodd-Frank Act. The final rules established a comprehensive capital framework, and went into effect on January 1, 2015, for smaller banking organizations such as S&T and S&T Bank. It introduces a minimum common equity Tier 1 risk-based capital ratio requirement of 4.50 percent, increases the minimum Tier 1 risk-based capital ratio to 6.00 percent, and requires a leverage ratio of 4.00 percent for all banks. Common equity Tier 1 capital consists of common stock instruments that meet the eligibility criteria in the rule, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest. The rule also requires a banking organization to maintain a capital conservation buffer composed of common equity Tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets beginning in 2019. Beginning in 2016, the capital conservation buffer is being phased in, beginning at 25 percent, increasing to 50 percent in 2017, 75 percent in 2018 and 100 percent in 2019 and beyond. As a result, starting in 2019, a banking organization must maintain a common equity Tier 1 risk-based capital ratio greater than 7.00 percent, a Tier 1 risk-based capital ratio greater than 8.50 percent and a Total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and

Item 1.  BUSINESS -- continued

discretionary bonus payments. By 2019, when the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the regulatory capital ratios required for an insured depository institution to be well-capitalized under prompt corrective action law, described below.
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
Other Safety and Soundness Regulations
There are a number of obligations and restrictions imposed on bank holding companies such as us and our depository institution subsidiary by federal law and regulatory policy. These obligations and restrictions are designed to reduce potential loss exposure to the FDIC’s deposit insurance fund in the event an insured depository institution becomes in danger of default or is in default. Under current federal law, for example, the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as defined by the law. As of December 31, 2016, S&T Bank was classified as “well-capitalized.” New definitions of these categories, as set forth in the federal banking agencies’ final rule to implement Basel III and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act, became effective as of January 1, 2015. To be well-capitalized, an insured depository institution must have a common equity Tier 1 risk-based capital ratio of at least 6.50 percent, a Tier 1 risk-based capital ratio of at least 8.00 percent, a total risk-based capital ratio of at least 10.00 percent and a leverage ratio of at least 5.00 percent. To be adequately capitalized, an insured depository institution must have a common equity Tier 1 risk-based capital ratio of at least 4.50 percent, a Tier 1 risk-based capital ratio of at least 6.00 percent, a total risk-based capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent. The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.
The federal banking agencies’ prompt corrective action powers, which increase depending upon the degree to which an institution is undercapitalized can include, among other things, requiring an insured depository institution to adopt a capital restoration plan, which cannot be approved unless guaranteed by the institution’s parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions, including payment of dividends, without prior regulatory approval; and, ultimately, appointing a receiver for the institution. For example, only a “well-capitalized” depository institution may accept brokered deposits without prior regulatory approval.
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

Item 1.  BUSINESS -- continued

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
Regulatory Enforcement Authority
The enforcement powers available to federal banking agencies are substantial and include, among other things and in addition to other powers described herein, the ability to assess civil money penalties and impose other civil and criminal penalties, to issue cease-and-desist or removal orders, to appoint a conservator to conserve the assets of an institution for the benefit of its depositors and creditors and to initiate injunctive actions against banks and bank holding companies and “institution affiliated parties,” as defined in the Federal Deposit Insurance Act. In general, these enforcement actions may be initiated for violations of laws and regulations, and engagement in unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.
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
Community Reinvestment, Fair Lending and Consumer Protection Laws
In connection with its lending activities, S&T Bank is subject to a number of state and federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. The federal laws include, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Truth-in-Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act and the CRA. In addition, federal rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent the disclosure of certain personal information to nonaffiliated third parties.
The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate-income neighborhoods. Furthermore, such assessment is required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a bank holding company, including a financial holding company, applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” S&T Bank was rated “satisfactory” in its most recent CRA evaluation.
With respect to consumer protection, the Dodd-Frank Act created the CFPB, which took over rulemaking responsibility on July 21, 2011 for the principal federal consumer financial protection laws, such as those identified above. Institutions that have assets of $10.0 billion or less, such as S&T Bank, will continue to be supervised in this area by their state and primary federal regulators, which in the case of S&T Bank is the FDIC. The Dodd-Frank Act also gives the CFPB expanded data collection powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint function also has been consolidated into the CFPB with respect to the institutions it supervises. The CFPB established an Office of Community Banks and Credit Unions, with a mission to ensure that the CFPB incorporates the perspectives of small depository institutions into the policy-making process, communicates relevant policy initiatives to community banks and credit unions, and works with community banks and credit unions to identify potential areas for regulatory simplification.
Fair lending laws prohibit discrimination in the provision of banking services, and the enforcement of these laws has been a focus for bank regulators. Fair lending laws include the Equal Credit Opportunity Act and the Fair Housing Act, which outlaw discrimination in credit transactions and residential real estate on the basis of prohibited factors including, among others, race, color, national origin, sex and religion. A lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the U.S. Department of Justice, or DOJ, for investigation. In December of 2012, the DOJ and the CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations and have generally committed to strengthen their coordination efforts. S&T Bank is

Item 1.  BUSINESS -- continued

required to have a fair lending program that is of sufficient scope to monitor the inherent fair lending risk of the institution and that appropriately remediates issues which are identified.
In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. In particular, on January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth-in-Lending Act, as amended by the Dodd-Frank Act (“QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good-faith determinations that borrowers are able to repay their mortgage loans before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a QM incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43 percent debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet government-sponsored enterprise, or GSE, Federal Housing Administration, or FHA, and Veterans Affairs, or VA, underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43 percent debt-to-income limits. The QM Rule became effective on January 10, 2014. These rules did not have a material impact on our mortgage business.
In November 2013, the CFPB issued a final rule implementing the Dodd-Frank Act requirement to establish integrated disclosures in connection with mortgage origination, which incorporates disclosure requirements under the Real Estate Settlement Procedures Act and the Truth-in-Lending Act. The requirements of the final rule apply to all covered mortgage transactions for which S&T Bank receives a consumer application on or after October 3, 2015. CFPB issued a final rule regarding the integrated disclosures in December 2013, and the disclosure requirement became effective in October 2015. These rules did not have a material impact on our mortgage business.
Anti-Money Laundering Rules
S&T Bank is subject to the Bank Secrecy Act, its implementing regulations and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require S&T Bank to take steps to prevent the bank from being used to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. S&T Bank is also required to develop and implement a comprehensive anti-money laundering compliance program. Banks must also have in place appropriate “know your customer” policies and procedures. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act of 2001 require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when considering applications for bank mergers and bank holding company acquisitions.
Government Actions and Legislation
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in July 2010, has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes addressing, among other things: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; (v) enhanced corporate governance and executive compensation requirements and disclosures; and (vi) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector. Additionally, the Dodd-Frank act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC. Many of the requirements called for in the Dodd-Frank Act continue to be implemented, and/or are subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, increase our operating and compliance costs, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Item 1.  BUSINESS -- continued

In addition, proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures and before the various bank regulatory agencies that may impact S&T. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Any such legislation could change bank statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could affect how S&T and S&T Bank operate and could significantly increase costs, impede the efficiency of internal business processes, limit our ability to pursue business opportunities in an efficient manner, or affect the competitive balance among banks, savings associations, credit unions and other financial institutions, any of which could materially and adversely affect our business, financial condition and results of operations. The likelihood and timing of any changes and the impact such changes might have on S&T or S&T Bank is impossible to determine with any certainty.
In December 2013, federal regulators adopted final regulations regarding the so-called Volcker Rule established in the Dodd-Frank Act. The Volcker Rule generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies generally covering hedge funds and private equity funds, subject to certain exemptions. The rules are complex, and the deadline for a banking entity to conform its activities to the requirements of the rule has been extended to July 21, 2017. However, S&T does not currently anticipate that the Volcker Rule will have a material effect on S&T Bank or its affiliates, because we generally do not engage in the prohibited activities.
In addition, the Dodd-Frank Act provides that the amount of any interchange fee charged for electronic debit transactions by debit card issuers having assets over $10 billion must be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted a rule which limits the maximum permissible interchange fees that such issuers can receive for an electronic debit transaction. This rule, Regulation II, which was effective October 1, 2011, does not apply to a bank that, together with its affiliates, has less than $10 billion in assets.
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
The financial services industry is likely to become more competitive as further technological advances enable more companies to provide financial services on a more efficient and convenient basis. Technological innovations have lowered traditional barriers to entry and enabled many companies to compete in financial services markets. Many customers now expect a choice of banking options for the delivery of services, including traditional banking offices, telephone, internet, mobile, ATMs, self-service branches, and/or in-store branches. These delivery channels are offered by traditional banks and savings associations, credit unions, brokerage firms, asset management groups, finance and insurance companies, internet-based companies, and mortgage banking firms.

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

•
legislative and regulatory actions, including the impact of the Dodd-Frank Act and related regulations, that may subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

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
We incur credit risk by virtue of making loans and extending loan commitments and letters of credit. Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. Our credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. There can be no assurance that such measures will be effective in avoiding undue credit risk. If the models and approaches that we use to select, manage and underwrite our consumer and commercial loan products become less predictive of future charge-offs, due to rapid changes in the economy, including the unemployment rate, our credit losses may increase.
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
The majority of our loans are to commercial borrowers. The commercial real estate, or CRE, segment of our loan portfolio typically involves higher loan principal amounts, and the repayment of these loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by CRE often depend upon the successful operation and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. Additionally, we have a number of significant credit exposures to commercial borrowers, and while the majority of these borrowers have numerous projects that make up the total aggregate exposure, if one or more of these borrowers default or have financial difficulties, we could experience higher credit losses, which could adversely impact our financial condition and results of operations. In December 2015, the FDIC and the other federal financial institution regulatory agencies released a new statement on prudent risk management for commercial real estate lending. In this statement, the agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward.
Risks Related to Our Operations
A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
Our operational and security systems, infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our business. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance, or systems breach, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. Our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with our own systems. Our systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. This could adversely affect our ability to process transactions or provide services. There could be sudden increases in customer transaction volume, electrical, telecommunications or other major physical infrastructure outages, natural disasters, events arising from local or larger scale political or social matters, including terrorist acts, and cyber attacks. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, and cause reputational harm.
A cyber attack, information or security breach, or a technology failure of ours or of a third party could adversely impact our results of operations and financial condition, and cause reputational harm.
Our business is highly dependent on the security of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Our operations rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our data management systems and networks, and in the data management systems and networks of third parties. Financial services institutions have been subject to, and are likely to continue to be the target of cyber attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches. Cyber attacks could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Any of the matters could result in our loss of customers and business opportunities and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. In addition, any of the matters described above could adversely impact our results of operations and financial condition.
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
Our results of operations are largely dependent on net interest income, which is the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Therefore, any change in general market interest rates, including changes resulting from the Federal Reserve Board’s policies, can have a significant effect on our net interest income and total income. There may be mismatches between the maturity and repricing of our assets and liabilities that could cause the net interest rate spread to compress, depending on the level and type of changes in the interest rate environment. Interest rates could remain at low levels causing spread compression. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental agencies. In addition, some of our customers often have the ability to prepay loans or redeem deposits with either no penalties, or penalties that are insufficient to compensate us for the lost income. A significant reduction in our net interest income will adversely affect our business and results of operations. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.
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
Our failure to find suitable acquisition candidates, or successfully bid against other competitors for acquisitions, could adversely affect our ability to fully implement our business strategy. If we are successful in acquiring other entities, the process of integrating such entities, will divert significant management time and resources. We may not be able to integrate efficiently or operate profitably any entity we may acquire. We may experience disruption and incur unexpected expenses in integrating acquisitions. These failures could adversely impact our future prospects and results of operation.
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
We are required by federal regulatory authorities to maintain adequate capital levels to support operations. New regulations to implement Basel III and the Dodd-Frank Act require us to have more capital. While we believe we currently have sufficient capital, if we cannot raise additional capital when needed, we may not be able to meet these requirements. In addition, our ability to further expand our operations through organic growth, which includes growth within our current footprint and growth through market expansion, may be adversely affected by any inability to raise necessary capital. Our ability to raise additional capital at any given time is dependent on capital market conditions at that time and on our financial performance and outlook.
Risks Related to Regulatory Compliance and Legal Matters
Recent legislation enacted in response to market and economic conditions may significantly affect our operations, financial condition and earnings.
The Dodd-Frank Act was enacted as a major reform in response to the financial crisis that began in the last decade. The Dodd-Frank Act increases regulation and oversight of the financial services industry, and imposes restrictions on the ability of institutions within the industry to conduct business consistent with historical practices, including aspects such as capital requirements, affiliate transactions, compensation, consumer protection regulations and mortgage regulation, among others. It is not clear what impact the Dodd-Frank Act and the numerous implementing regulations will ultimately have on the financial markets or on the U.S. banking and financial services industries and the broader U.S. and global economies. Such regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations, and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition. The regulations also may significantly affect our business strategy, the markets in which we do business, the markets for and value of our investments and our ongoing operations, costs and profitability.
Future governmental regulation and legislation could limit our growth or diminish the value of our business.
We are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of our operations. The regulations are primarily intended to protect depositors, customers and the banking system as a whole, not shareholders. Failure to comply with applicable regulations could lead to penalties and damage to our reputation. Furthermore, as shown through the Dodd-Frank Act, the regulatory environment is constantly undergoing change and the impact of changes to laws, the rapid implementation of regulations, the interpretation of such laws or regulations or other actions by existing or new regulatory agencies could make regulatory compliance more difficult or expensive, and thus could affect our ability to deliver or expand services, or it could diminish the value of our business. The ramifications and uncertainties of the level of government intervention in the U.S. financial system could also adversely affect us.

Negative public opinion could damage our reputation and adversely impact our earnings and liquidity.
Reputational risk, or the risk to our business, earnings, liquidity and capital from negative public opinion, is inherent in our operations. Negative public opinion could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues or inadequate protection of customer information. We are dependent on third-party providers for a number of services that are important to our business. Refer to the risk factor titled, “We rely on third-party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service by any third party could have a material adverse effect on our business” for additional information. A failure by any of these third-party service providers could cause a disruption in our operations, which could result in negative public opinion about us or damage to our reputation. We expend significant resources to comply with regulatory requirements, and the failure to comply with such regulations could result in reputational harm or significant legal or remedial costs. Damage to our reputation could adversely affect our ability to retain and attract new customers and employees, expose us to litigation and regulatory action and adversely impact our earnings and liquidity.
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
We are dependent for our funding on a stable base of core deposits. Our ability to maintain a stable core deposit base is a function of our financial performance, our reputation and the security provided by FDIC insurance, which combined, gives customers confidence in us. If any of these considerations deteriorates, the stability of our core deposits could be harmed. In addition, deposit levels may be affected by factors such as general interest rate levels, rates paid by competitors, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on other sources of liquidity to meet withdrawal demands or otherwise fund operations.
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
The ownership interest of the existing holders of our common stock may be diluted to the extent our outstanding warrant is exercised. The warrant will remain outstanding until January 2019. There are 517,012 shares of common stock underlying the warrant, representing approximately 1.46 percent of the shares of our common stock outstanding as of December 31, 2016, including the shares issuable upon exercise of the warrant in total shares outstanding. The warrant holder has the right to vote any of the shares of common stock it receives upon exercise of the warrant.

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
Item 2.  PROPERTIES
We own a building in Indiana, Pennsylvania, located at 800 Philadelphia Street, which serves as our headquarters and executive and administrative offices. Our Community Banking and Wealth Management segments are also located at our headquarters. In addition, we own a building in Indiana, Pennsylvania that serves as additional administrative offices. We lease two buildings in Indiana, Pennsylvania: one that houses both our data processing and technology center and one of our branches and one that houses our training center. Community Banking has 66 locations, including 61 branches located in sixteen counties in Pennsylvania, of which 36 are owned and 30 are leased, including the aforementioned building that shares space with our data center. The other three Community Banking locations include one leased loan production office in Ohio, a leased branch located in Ohio, a leased loan production office in western New York. We lease an office to our Insurance segment in Cambria County, Pennsylvania. The Insurance segment has staff located within the Community Banking offices in Indiana, Jefferson, Washington and Westmoreland Counties, Pennsylvania. Wealth Management leases two offices, one in Allegheny County, Pennsylvania and one in Westmoreland County, Pennsylvania. Wealth Management also has several staff located within the Community Banking offices to provide their services to our customers. Our operating leases and the one capital lease for Community Banking, Wealth Management and Insurance expire at various dates through the year 2055 and generally include options to renew. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s length bargaining. For additional information regarding the lease commitments, refer to Note 10 Premises and Equipment to the financial statements contained in Part II, Item 8 of this report.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Prices and Dividend Information
Our common stock is listed on the NASDAQ Global Select Market System or NASDAQ, under the symbol STBA. The range of sale prices for the years 2016 and 2015 is detailed in the table below and is based upon information obtained from NASDAQ. As of the close of business on January 31, 2017, we had 2,974 shareholders of record. Dividends paid by S&T are primarily provided from S&T Bank’s dividends to S&T. The payment of dividends by S&T Bank to S&T is subject to the restrictions described in Part II, Item 8, Note 6 Dividend and Loan Restrictions of this Report. The cash dividends declared per share are shown below.

	Price Range of Common Stock		Cash Dividends Declared
2016	Low	High
Fourth quarter	$25.85	$39.65	$0.20
Third quarter	27.93	29.15	0.19
Second quarter	23.19	24.47	0.19
First quarter	25.60	26.05	0.19
2015
Fourth quarter	$29.67	$34.00	$0.19
Third quarter	26.57	33.14	0.18
Second quarter	25.68	30.13	0.18
First quarter	27.00	30.20	0.18
Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information Update in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Five-Year Cumulative Total Return
The following chart compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index(1) and NASDAQ Bank Index(2) assuming a $100 investment in each on December 31, 2011.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
S&T Bancorp, Inc.	100.00	95.46	137.58	166.62	176.61	230.30
NASDAQ Composite	100.00	117.74	165.00	189.42	202.89	221.04
NASDAQ Bank	100.00	118.69	168.15	176.41	192.01	264.80
(1)The NASDAQ Composite Index measures all NASDAQ domestic and international based common type stocks listed on the Nasdaq Stock Market.
(2)The NASDAQ Bank Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Banks. These companies include banks providing a broad range of financial services, including retail banking, loans and money transmissions.

Item 6.  SELECTED FINANCIAL DATA -- continued

Item 6.  SELECTED FINANCIAL DATA
The tables below summarize selected consolidated financial data as of the dates or for the periods presented and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and the Consolidated Financial Statements and Supplementary Data in Part II, Item 8 of this Report.
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Total assets	$6,943,053	$6,318,354	$4,964,686	$4,533,190	$4,526,702
Securities available-for-sale, at fair value	693,487	660,963	640,273	509,425	452,266
Loans held for sale	3,793	35,321	2,970	2,136	22,499
Portfolio loans, net of unearned income	5,611,419	5,027,612	3,868,746	3,566,199	3,346,622
Goodwill	291,670	291,764	175,820	175,820	175,733
Total deposits	5,272,377	4,876,611	3,908,842	3,672,308	3,638,428
Securities sold under repurchase agreements	50,832	62,086	30,605	33,847	62,582
Short-term borrowings	660,000	356,000	290,000	140,000	75,000
Long-term borrowings	14,713	117,043	19,442	21,810	34,101
Junior subordinated debt securities	45,619	45,619	45,619	45,619	90,619
Total shareholders’ equity	841,956	792,237	608,389	571,306	537,422
CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Interest income	$227,774	$203,548	$160,523	$153,756	$156,251
Interest expense	24,515	15,997	12,481	14,563	21,024
Provision for loan losses	17,965	10,388	1,715	8,311	22,815
Net Interest Income After Provision for Loan Losses	185,294	177,163	146,327	130,882	112,412
Noninterest income	54,635	51,033	46,338	51,527	51,912
Noninterest expense	143,232	136,717	117,240	117,392	122,863
Net Income Before Taxes	96,697	91,479	75,425	65,017	41,461
Provision for income taxes	25,305	24,398	17,515	14,478	7,261
Net Income	$71,392	$67,081	$57,910	$50,539	$34,200

Item 6.  SELECTED FINANCIAL DATA -- continued

SELECTED PER SHARE DATA AND RATIOS
Refer to Explanation of Use of Non-GAAP Financial Measures in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report for a discussion of common tangible book value, common return on average tangible assets, common return on average tangible common equity and the ratio of tangible common equity to tangible assets as non-GAAP financial measures.

	December 31,
	2016	2015	2014	2013	2012
Per Share Data
Earnings per common share—basic	$2.06	$1.98	$1.95	$1.70	$1.18
Earnings per common share—diluted	2.05	1.98	1.95	1.70	1.18
Dividends declared per common share	0.77	0.73	0.68	0.61	0.60
Dividend payout ratio	37.52%	36.47%	34.89%	35.89%	50.75%
Common book value	$24.12	$22.76	$20.42	$19.21	$18.08
Common tangible book value (non-GAAP)	15.67	14.26	14.46	13.22	12.32
Profitability Ratios
Common return on average assets	1.08%	1.13%	1.22%	1.12%	0.79%
Common return on average tangible assets (non-GAAP)	1.15%	1.20%	1.28%	1.19%	0.85%
Common return on average equity	8.67%	8.94%	9.71%	9.21%	6.62%
Common return on average tangible common equity (non-GAAP)	13.71%	14.39%	14.02%	13.94%	10.35%
Capital Ratios
Common equity/assets	12.13%	12.54%	12.25%	12.60%	11.87%
Tangible common equity/tangible assets (non-GAAP)	8.23%	8.24%	9.00%	9.03%	8.24%
Tier 1 leverage ratio	8.98%	8.96%	9.80%	9.75%	9.31%
Common equity tier 1	10.04%	9.77%	11.81%	11.79%	11.37%
Risk-based capital—tier 1	10.39%	10.15%	12.34%	12.37%	11.98%
Risk-based capital—total	11.86%	11.60%	14.27%	14.36%	15.39%
Asset Quality Ratios
Nonaccrual loans/loans	0.76%	0.70%	0.32%	0.63%	1.63%
Nonperforming assets/loans plus OREO	0.77%	0.71%	0.33%	0.64%	1.66%
Allowance for loan losses/total portfolio loans	0.94%	0.96%	1.24%	1.30%	1.38%
Allowance for loan losses/nonperforming loans	124%	136%	385%	206%	85%
Net loan charge-offs/average loans	0.25%	0.22%	0.00%	0.25%	0.78%

Item 6.  SELECTED FINANCIAL DATA -- continued

RECONCILIATIONS OF GAAP TO NON-GAAP RATIOS

	December 31
(dollars in thousands)	2016	2015	2014	2013	2012
Common tangible book value (non-GAAP)
Total shareholders' equity	$841,956	$792,237	$608,389	571,306	$537,422
Less: goodwill and other intangible assets	(296,580)	(298,289)	(178,451)	(179,580)	(181,083)
Tax effect of other intangible assets	1,719	2,284	921	1,316	1,872
Tangible common equity (non-GAAP)	547,095	496,232	430,859	393,042	358,211
Common shares outstanding	34,913	34,810	29,796	29,734	29,084
Common tangible book value (non-GAAP)	$15.67	$14.26	$14.46	$13.22	$12.32
Common return on average tangible assets (non-GAAP)
Net income	$71,392	$67,081	$57,910	$50,539	$34,200
Plus: amortization of intangibles	1,615	1,818	1,129	1,590	1,709
Tax effect of amortization of intangibles	(565)	(636)	(395)	(556)	(598)
Net income before amortization of intangibles	72,442	68,263	58,644	51,573	35,311
Total average assets (GAAP Basis)	6,588,255	5,942,098	4,762,363	4,505,792	4,312,538
Less: average goodwill and average other intangible assets	(297,377)	(278,130)	(178,990)	(180,338)	(177,511)
Tax effect of average other intangible assets	1,992	2,283	1,109	1,581	2,010
Tangible average assets (non-GAAP)	$6,292,870	$5,666,251	$4,584,482	$4,327,035	$4,137,037
Common return on average tangible assets (non-GAAP)	1.15%	1.20%	1.28%	1.19%	0.85%
Common return on average tangible common equity (non-GAAP)
Net income	$71,392	$67,081	$57,910	$50,539	$34,200
Plus: amortization of intangibles	1,615	1,818	1,129	1,590	1,709
Tax effect of amortization of intangibles	(565)	(636)	(395)	(556)	(598)
Net income before amortization of intangibles	72,442	68,263	58,644	51,573	35,311
Total average shareholders’ equity (GAAP Basis)	823,607	750,069	596,155	548,771	516,812
Less: average goodwill and average other intangible assets	(297,377)	(278,130)	(178,990)	(180,338)	(177,511)
Tax effect of other intangible assets	1,992	2,283	1,109	1,581	2,010
Tangible average common equity (non-GAAP)	$528,222	$474,222	$418,274	$370,014	$341,311
Common return on average tangible common equity (non-GAAP)	13.71%	14.39%	14.02%	13.94%	10.35%
Tangible common equity/tangible assets (non-GAAP)
Total shareholders' equity (GAAP basis)	$841,956	$792,237	$608,389	$571,306	$537,422
Less: goodwill and other intangible assets	(296,580)	(298,289)	(178,451)	(179,580)	(181,083)
Tax effect of other intangible assets	1,719	2,284	921	1,316	1,872
Tangible common equity (non-GAAP)	547,095	496,232	430,859	393,042	358,211
Total assets (GAAP basis)	6,943,053	6,318,354	4,964,686	4,533,190	4,526,702
Less: goodwill and other intangible assets	(296,580)	(298,289)	(178,451)	(179,580)	(181,083)
Tax effect of other intangible assets	1,719	2,284	921	1,316	1,872
Tangible assets (non-GAAP)	$6,648,192	$6,022,349	$4,787,156	$4,354,926	$4,347,491
Tangible common equity/tangible assets (non-GAAP)	8.23%	8.24%	9.00%	9.03%	8.24%
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect”, “anticipate,” “estimate,” “forecast,” “project,” “intend”, “ believe”, “assume”, “strategy”, “trend”, “plan”, “outlook”, “outcome”, “continue”, “remain”, “potential,” “opportunity”, “believe”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”, “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses, cyber-security concerns; rapid technological developments and changes; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight; legislation affecting the financial services industry as a whole, and S&T, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; general economic or business conditions; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses. Many of these factors, as well as other factors, are described elsewhere in this report, including Part I, Item 1A, Risk Factors and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.
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
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. We currently view the determination of the allowance for loan losses, or ALL, income taxes, securities valuation and goodwill and other intangible assets to be critical accounting policies. During 2016, we did not significantly change the manner in which we applied our critical accounting policies or developed related assumptions or estimates. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee.

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
We individually evaluate all substandard and nonaccrual commercial loans greater than $0.5 million for impairment. A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan agreement. For all troubled debt restructurings, or TDRs, regardless of size, as well as all other impaired loans, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate. Specific reserves are established based upon the following three impairment methods: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate, 2) the loan’s observable market price or 3) the estimated fair value of the collateral if the loan is collateral dependent. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans, including estimating the amount and timing of future cash flows, the current estimated fair value of the loan and collateral values. Our impairment evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. We obtain appraisals annually on impaired loans greater than $0.5 million.
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
In conjunction with our annual review of the ALL assumptions, we have updated our analysis of LEPs for our Commercial and Consumer loan portfolio segments using our loan charge-off history. The analysis showed that the LEP for our Commercial Real Estate, or CRE, and Commercial and Industrial, or C&I portfolios, have shortened and the LEP for our Commercial Construction portfolio segment has lengthened. We estimate the LEP to be 3 years for CRE and 4 years for construction compared to 3.5 years for both in the prior year and 1.25 years for C&I compared to 2.5 years in the prior year. Our analysis showed an LEP for Consumer Real Estate of 2.75 years compared to 3.5 years in the prior year and Other Consumer of 1.25 years which is consistent with the prior year.
Another key assumption is the look-back period, or LBP, which represents the historical data period utilized to calculate loss rates. During 2016, we lengthened the LBP for all Commercial and Consumer portfolio segments in order to capture relevant historical data believed to be reflective of losses inherent in the portfolios. We used 7.5 years for our LBP for all portfolio segments which encompasses our loss experience during the Financial Crisis, and our more recent improved loss experience. This compared to a LBP of 6.5 years in the prior year. The changes made to the ALL assumptions were applied prospectively and did not result in a material change to the total ALL.
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
Acquired loans are recorded at fair value on the date of acquisition with no carryover of the related ALL. Determining the fair value of acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. In estimating the fair value of our acquired loans, we considered a number of factors including the loan term, internal risk rating, delinquency status, prepayment rates, recovery periods, estimated value of the underlying collateral and the current interest rate environment.
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
Securities Valuation
We determine the appropriate classification of securities at the time of purchase. All securities, including both debt and equity securities, are classified as available-for-sale. These securities are carried at fair value, with net unrealized gains and losses deemed to be temporary and are reported separately as a component of other comprehensive income (loss), net of tax. We obtain fair values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. We validate prices received from our pricing service through comparison to a secondary pricing service and broker quotes. We review the methodologies of the pricing service which provides us with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of our debt securities. Realized gains and losses on the sale of available-for-sale securities and other-than-temporary impairment, or OTTI, charges are recorded within noninterest income in the Consolidated Statements of Net Income. Realized gains and losses on the sale of securities are determined using the specific-identification method.
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
We have three reporting units: Community Banking, Insurance and Wealth Management. Existing goodwill relates to value inherent in the Community Banking and Insurance reporting units and that value is dependent upon our ability to provide quality, cost-effective services in the face of competition from other market participants. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services. As such, goodwill value is supported ultimately by profitability that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could adversely impact our earnings in future periods.
The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if it is determined that a triggering event has occurred. We first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment considers such factors as macroeconomic conditions, market conditions specifically related to the banking industry, our overall financial performance and various other factors. If we determine that it is more likely than not that the fair value is less than the carrying amount, we proceed to test for impairment. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess. We completed the annual goodwill impairment assessment as required in 2016, 2015 and 2014; the results indicated that the fair value of each reporting unit exceeded the carrying value.
Based upon our qualitative assessment performed for our annual impairment analysis, we concluded that it is more likely than not that the fair value of the reporting units exceeds the carrying value. Both the national economy and the local economies in our markets have shown improvement over the past couple of years. General economic activity and key indicators such as housing and unemployment continue to show improvement. While still challenging, the banking environment continues to improve with better asset quality, improved earnings and generally better stock prices. Activity in mergers and acquisitions demonstrated that there is premium value on banking franchises and a number of banks of our size have been able to access the capital markets over the past year. Our stock traded above book value for substantially all of 2016. Additionally, our overall performance remains strong, and we have not identified any other facts or circumstances that would cause us to conclude that it is more likely than not that the fair value of each of the reporting units would be less than the carrying value of the reporting unit.
We determine the amount of identifiable intangible assets based upon independent core deposit and insurance contract valuations at the time of acquisition. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangibles, are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 20 years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No such events or changes in circumstances occurred during the years ended December 31, 2016, 2015 and 2014.
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
Recent Accounting Pronouncements and Developments
Note 1 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Report, discusses new accounting pronouncements that we have adopted and the expected impact of accounting pronouncements recently issued or proposed, but not yet required to be adopted.
Executive Overview
We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $6.9 billion at December 31, 2016. We operate locations in Pennsylvania, Ohio and New York. We provide a full range of financial services with retail and

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

commercial banking products, cash management services, insurance services and trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
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
Our major accomplishments during 2016 included:

•
We had record net income for 2016 of $71.4 million, or $2.05 per diluted share, compared to $67.1 million, or $1.98 per diluted share for 2015. Return on average assets was 1.08 percent and return on average equity was 8.67 percent for 2016.

•
During 2016, we successfully executed on our organic growth strategy in both our core footprint and our newer markets. On November 16, 2016, we expanded our commercial banking operations by opening a new facility on the North Shore in Pittsburgh, Pennsylvania. We had strong organic loan growth of $583.8 million, or 11.6 percent, during 2016.

•	We grew our deposits $395.8 million, or 8.1 percent, during 2016.

•
We relocated our banking facility in Akron, Ohio on December 1, 2016, enhancing our presence in Northeast Ohio. The new facility will offer commercial, business and consumer banking, as well as treasury management and private banking services.

Our focus continues to be on loan and deposit growth and implementing opportunities to increase fee income while closely monitoring our operating expenses and asset quality. With our expansion into new markets, we are focused on executing our strategy to successfully build our brand and grow our business in these markets. The low interest rate environment remains a challenge for our net interest income, but we expect that our organic growth will help to mitigate the impact.
Results of Operations
Year Ended December 31, 2016
Earnings Summary
Net income increased $4.3 million, or 6.4 percent, to $71.4 million, or $2.05 per diluted share, in 2016 compared to $67.1 million, or $1.98 per diluted share, in 2015. The timing of the Integrity merger, or Merger, on March 4, 2015 has impacted the comparability of financial results for the full year December 31, 2016 and the full year December 31, 2015 due to only ten months of Integrity results and merger related expenses being included in earnings in 2015. The increase in net income was primarily due to increases in net interest income of $15.7 million, or 8.4 percent, and noninterest income of $3.6 million, or 7.1 percent, partially offset by increases in our provision for loan losses of $7.6 million and noninterest expenses of $6.5 million. Noninterest expense included $3.2 million of merger related expenses during 2015 and no Merger related expenses during the year ended December 31, 2016.
Net interest income increased $15.7 million, or 8.4 percent, to $203.3 million compared to $187.6 million in 2015. The increase was primarily due to the increase in average interest-earning assets of $634 million, or 11.7 percent, partially offset by an increase in average interest-bearing liabilities of $505 million, or 12.8 percent, compared to 2015. The increases in average interest-earning assets related to our successful efforts in growing the loan portfolio organically during 2016. Our loan portfolio increased $632.4 million, or 13.5 percent, during 2016. The increases in average interest-bearing liabilities in 2016 were mainly due to successful deposit growth initiatives. Our deposits increased $396 million, or 8.1 percent. Net interest income was impacted by accretion resulting from purchase accounting fair value adjustments related to the Merger of $3.0 million for 2016 compared to $6.2 million for 2015. Net interest margin, on a fully taxable-equivalent, or FTE, basis, decreased nine basis points to 3.47 percent in 2016 compared to 3.56 percent for 2015.
The provision for loan losses increased $7.6 million to $18.0 million during 2016 compared to $10.4 million in 2015. The higher provision for loan losses was due to an increase in net loan charge-offs and loan growth. Net loan charge-offs were $13.3 million, or 0.25 percent of average loans for 2016 compared to $10.2 million, or 0.22 percent of average loans in 2015.
Total noninterest income increased $3.6 million, or 7.1 percent, to $54.6 million for 2016 compared to $51.0 million for 2015. The increase in noninterest income was primarily due to a gain of $2.1 million on the sale of our credit card portfolio in 2016 and a curtailment gain of $1.0 million resulting from the amendment to freeze benefit accruals for all participants in our defined benefit plans during the first quarter of 2016.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Total noninterest expense increased $6.5 million to $143.2 million for 2016 compared to $136.7 million for 2015. Salaries and employee benefits increased $9.1 million during 2016 primarily due to annual merit increases, additional employees, medical costs and stock incentive expense. This was offset by no merger expenses in 2016 compared to $3.2 million of merger expenses in 2015.
The provision for income taxes increased $0.9 million to $25.3 million compared to $24.4 million in 2015. The increase was primarily due to a $5.2 million increase in pretax income.
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
The following table reconciles interest income per the Consolidated Statements of Net Income to net interest income and rates adjusted to a FTE basis for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Total interest income	$227,774	$203,549	$160,523
Total interest expense	24,515	15,998	12,481
Net interest income per consolidated statements of net income	203,259	187,551	148,042
Adjustment to FTE basis	7,043	6,123	5,461
Net Interest Income (FTE) (non-GAAP)	$210,302	$193,674	$153,503
Net interest margin	3.35%	3.45%	3.38%
Adjustment to FTE basis	0.12	0.11	0.12
Net Interest Margin (FTE) (non-GAAP)	3.47%	3.56%	3.50%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

	2016			2015			2014
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans(1)(2)	$5,324,834	$217,225	4.08%	$4,692,433	$191,860	4.09%	$3,707,808	$150,531	4.06%
Interest-bearing deposits with banks	41,810	207	0.50%	66,101	165	0.25%	93,645	234	0.25%
Taxable investment securities(3)	543,348	10,679	1.97%	516,335	10,162	1.97%	442,513	8,803	1.99%
Tax-exempt investment securities (2)	133,348	5,627	4.22%	138,321	6,084	4.40%	128,750	5,933	4.61%
Federal Home Loan Bank and other restricted stock	23,811	1,079	4.53%	19,672	1,401	7.12%	14,083	483	3.43%
Total Interest-earning Assets	6,067,151	234,817	3.87%	5,432,862	209,672	3.86%	4,386,799	165,984	3.78%
Noninterest-earning assets:
Cash and due from banks	54,715			56,655			50,255
Premises and equipment, net	47,472			46,794			36,115
Other assets	471,582			455,244			337,205
Less allowance for loan losses	(52,665)			(49,457)			(48,011)
Total Assets	$6,588,255			$5,942,098			$4,762,363
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand	$638,461	$1,029	0.16%	$592,301	$770	0.13%	$321,907	$70	0.02%
Money market	506,440	1,910	0.38%	388,172	724	0.19%	321,294	507	0.16%
Savings	1,039,664	2,002	0.19%	1,072,683	1,712	0.16%	1,033,482	1,607	0.16%
Certificates of deposit	1,351,413	12,732	0.94%	1,093,564	8,439	0.77%	905,346	7,165	0.79%
Brokered deposits	362,576	2,020	0.56%	376,095	1,299	0.35%	226,169	780	0.34%
Total Interest-bearing deposits	3,898,554	19,693	0.51%	3,522,815	12,944	0.37%	2,808,198	10,129	0.36%
Securities sold under repurchase agreements	51,021	5	0.01%	44,394	4	0.01%	28,372	2	0.01%
Short-term borrowings	414,426	2,713	0.65%	257,117	932	0.36%	164,811	511	0.31%
Long-term borrowings	50,256	670	1.33%	83,648	790	0.94%	20,571	617	3.00%
Junior subordinated debt securities	45,619	1,434	3.14%	47,071	1,328	2.82%	45,619	1,222	2.68%
Total Interest-bearing Liabilities	4,459,876	24,515	0.55%	3,955,045	15,998	0.40%	3,067,571	12,481	0.41%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,232,633			1,170,011			1,046,606
Other liabilities	72,139			66,973			52,031
Shareholders’ equity	823,607			750,069			596,155
Total Liabilities and Shareholders’ Equity	$6,588,255			$5,942,098			$4,762,363
Net Interest Income(2)(3)		$210,302			$193,674			$153,503
Net Interest Margin(2)(3)			3.47%			3.56%			3.50%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2016, 2015 and 2014.
(3)Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

(dollars in thousands)	2016 Compared to 2015 Increase (Decrease) Due to			2015 Compared to 2014 Increase (Decrease) Due to
	Volume(4)	Rate(4)	Net	Volume(4)	Rate(4)	Net
Interest earned on:
Loans(1)(2)	$25,857	$(492)	$25,365	$39,974	$1,355	$41,329
Interest-bearing deposits with bank	(61)	103	42	(69)	—	(69)
Taxable investment securities(3)	532	(15)	517	1,468	(109)	1,359
Tax-exempt investment securities(2)	(219)	(237)	(456)	441	(290)	151
Federal Home Loan Bank and other restricted stock	295	(618)	(323)	192	726	918
Total Interest-earning Assets	26,404	(1,259)	25,145	42,006	1,682	43,688
Interest paid on:
Interest-bearing demand	$60	$198	$258	$59	$641	$700
Money market	221	965	1,186	105	112	217
Savings	(53)	343	290	61	44	105
Certificates of deposit	1,990	2,304	4,294	1,489	(215)	1,274
Brokered deposits	(47)	767	720	517	2	519
Securities sold under repurchase agreements	1	—	1	2	—	2
Short-term borrowings	570	1,211	1,781	287	134	421
Long-term borrowings	(315)	196	(119)	1,893	(1,720)	173
Junior subordinated debt securities	(41)	148	107	39	67	106
Total Interest-bearing Liabilities	2,386	6,132	8,518	4,452	(935)	3,517
Net Change in Net Interest Income	$24,018	$(7,391)	$16,627	$37,554	$2,617	$40,171
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2016, 2015 and 2014.
(3)Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Net interest income on a FTE basis increased $16.6 million, or 8.6 percent, compared to 2015. This increase was primarily due to strong organic loan growth during 2016. Net interest income was unfavorably impacted by a decrease in accretion of purchase accounting fair value adjustments of $3.2 million compared to 2015. The net interest margin on a FTE basis decreased nine basis points to 3.47 percent compared to 3.56 percent for 2015. The decrease was primarily due to higher cost liabilities combined with a five basis point decline due to the decrease in accretion of purchase accounting fair value adjustments.
Interest income on a FTE basis increased $25.1 million, or 12.0 percent, compared to 2015. The increase is primarily due to an increase in average interest-earning assets. Average interest-earning assets increased $634.3 million primarily due to an increase in average loan balances from organic loan growth and the Merger. Average loan balances increased $632.4 million and rates earned on loans decreased one basis point compared to 2015. Interest income was unfavorably impacted by a decrease in loan purchase accounting fair value adjustments of $2.6 million compared to 2015. Average interest-bearing deposits with banks, which is primarily cash at the Board of Governors of the Federal Reserve System, or Federal Reserve, decreased $24.3 million while average total investment securities increased $22.0 million. The significant decrease in the rate for Federal Home Loan Bank, or FHLB, and other restricted stock is primarily due to a special dividend received of $0.3 million in the first quarter of 2015. Overall, the FTE rate on interest-earning assets increased one basis point compared to 2015.
Interest expense increased $8.5 million to $24.5 million compared to $16.0 million in 2015. Average interest-bearing liabilities increased $504.8 million primarily due to an increase in average interest-bearing deposits resulting from both organic deposit growth and the Merger. Average interest-bearing deposits increased $375.7 million and rates paid on deposits increased 14 basis points compared to 2015. The increase in interest-bearing deposits was primarily due to an increase of $118.3 million in money market accounts and an increase of $257.8 million in certificates of deposit accounts, due to sales efforts and rate promotions offered during 2016. The rate on money market accounts increased 19 basis points and the rate on certificate of deposits increased 17 basis points. Interest expense was unfavorably impacted by a decrease in certificate of deposit purchase accounting fair value adjustments of $0.7 million compared to 2015. Average short-term borrowings increased $157.3 million and average long-term borrowings decreased $33.4 million. This is mainly due to a $100 million long-term variable rate borrowing that was funded in the second quarter of 2015 and matured in the second quarter of 2016. Overall, the cost of interest-bearing liabilities increased by 15 basis points compared to 2015.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Provision for Loan Losses
The provision for loan losses is the amount to be added to the ALL after net loan charge-offs have been deducted to bring the ALL to a level determined to be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increased $7.6 million to $18.0 million for 2016 compared to $10.4 million for 2015. This increase in the provision for loan losses is primarily related to an increase in net loan charge-offs, specific reserves on impaired loans and loan growth compared to the prior year.
Net charge-offs increased $3.1 million to $13.3 million, or 0.25 percent of average loans in 2016, compared to $10.2 million, or 0.22 percent of average loans in 2015. Specific reserves for impaired loans increased $0.8 million from the prior year, due to one C&I loan requiring a specific reserve of $0.8 million. Total nonperforming loans increased to $42.6 million, or 0.76 percent of total loans at December 31, 2016, compared to $35.4 million, or 0.70 percent of total loans at December 31, 2015. The increase in nonperforming loans was primarily due to additional deterioration of acquired loans, subsequent to the acquisition date. Special mention and substandard commercial loans increased $2.2 million to $185.7 million from $183.5 million at December 31, 2015.
The ALL at December 31, 2016, was $52.8 million, or 0.94 percent of total portfolio loans, compared to $48.1 million, or 0.96 percent of total portfolio loans at December 31, 2015. The decrease in the level of the reserve as a percentage to total portfolio loans is partly due to strong loan growth of $583.8 million, or 11.6 percent, during 2016. Refer to the Allowance for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, for further details.
Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Securities gains, net	$—	$(34)	$34	NM
Service charges on deposit accounts	12,512	11,642	870	7.5%
Debit and credit card fees	11,943	12,113	(170)	(1.4)%
Wealth management fees	10,456	11,444	(988)	(8.6)%
Insurance fees	5,253	5,500	(247)	(4.5)%
Mortgage banking	2,879	2,554	325	12.7%
Gain on sale of credit card portfolio	2,066	—	2,066	NM
Other Income:
BOLI income	2,122	2,221	(99)	(4.5)%
Letter of credit origination fees	1,154	1,242	(88)	(7.1)%
Curtailment gain	1,017	—	1,017	NM
Interest rate swap fees	977	577	400	69.3%
Other	4,256	3,774	482	12.8%
Total Other Noninterest Income	9,526	7,814	1,712	21.9%
Total Noninterest Income	$54,635	$51,033	$3,602	7.1%
NM- percentage not meaningful
Noninterest income increased $3.6 million, or 7.1 percent, in 2016 compared to 2015, primarily due to a $2.1 million gain on the sale of our credit card portfolio and a $1.0 million defined benefit plan curtailment gain. Subsequent to the sale of the credit card portfolio, we will continue to earn credit card related income based on the terms of a marketing agreement with the purchaser, which provides incentives for new credit card accounts and a percentage of both interchange income and finance charges. The defined benefit plan curtailment gain was due to an amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016.
Service charges on deposit accounts increased $0.9 million due to program changes and growth from the Merger. Interest rate swap fees from our commercial customers increased $0.4 million compared to the prior year due to an increase in customer demand for this product. Mortgage banking income increased $0.3 million in 2016 compared to 2015 due to an increase in the volume of loans originated for sale in the secondary market and more favorable pricing on loan sales.
The decrease in wealth management fees of $1.0 million is primarily due to a decrease in our brokerage services revenue compared to the prior year.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits(1)	$77,325	$68,252	$9,073	13.3%
Net occupancy(1)	11,057	10,652	405	3.8%
Data processing(1)	9,047	9,677	(630)	(6.5)%
Furniture and equipment	7,290	6,093	1,197	19.6%
Professional services and legal(1)	4,212	3,365	847	25.2%
Other taxes	4,050	3,616	434	12.0%
FDIC insurance	3,984	3,416	568	16.6%
Marketing	3,713	4,224	(511)	(12.1)%
Merger related expense	—	3,167	(3,167)	(100.0)%
Other expenses:
Joint venture amortization	3,283	3,615	(332)	(9.2)%
Telecommunications	2,693	2,653	40	1.5%
Loan related expenses	1,752	2,938	(1,186)	(40.4)%
Amortization of intangibles	1,615	1,818	(203)	(11.2)%
Supplies	1,350	1,493	(143)	(9.6)%
Postage	1,118	1,262	(144)	(11.4)%
Other(1)	10,743	10,476	267	2.5%
Total Other Noninterest Expense	22,554	24,255	(1,701)	(7.0)%
Total Noninterest Expense	$143,232	$136,717	$6,515	4.8%
(1)Excludes Merger related expenses for 2015 amounts only.
NM - not meaningful
Noninterest expense increased $6.5 million, or 4.8 percent, to $143.2 million in 2016 compared to 2015. Our operating costs were higher during 2016 compared to the same period last year when we incurred only ten months of additional expense resulting from the Merger. In 2015, we incurred merger related expense of $3.2 million compared to no merger related expense in 2016.
Salaries and employee benefits increased $9.1 million during 2016 primarily due to additional employees, annual merit increases, higher medical cost and restricted stock expense. Medical expense increased $2.2 million primarily due to higher claims. Restricted stock expense increased $0.9 million due to a higher number of participants and strong performance in 2016. These increases were offset by a decrease in pension expense of $0.4 million related to the amendment to freeze benefit accruals for all participants in our defined benefit pension plans.
The increase of $1.2 million in furniture and equipment expense and $0.4 million in net occupancy expense compared to 2015 was due to additional locations acquired from the Merger, and technology upgrades. Professional services and legal expense increased $0.8 million due to higher systems and credit related expenses that were incurred during 2016 compared to 2015. FDIC insurance increased $0.6 million due to deposit growth and other taxes increased $0.4 million related to changes in state shares tax. Other noninterest expense decreased $1.7 million primarily due to lower loan related expenses resulting from expense recoveries on impaired loans that paid off in 2016, and decreases in amortization of both our core deposit intangible asset and qualified affordable housing projects. The decrease of $0.6 million in data processing expense in 2016 primarily related to a renegotiation of a core data processing contract. The decrease in marketing expense of $0.5 million is due to additional marketing promotions that occurred during 2015.
Our efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income, on a FTE basis, excluding security gains/losses, was 54 percent for 2016 and 56 percent for 2015. Refer to page 48 Explanation of Use of Non-GAAP Financial Measures in this MD&A for a discussion of this non-GAAP financial measure.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Federal Income Taxes
We recorded a federal income tax provision of $25.3 million in 2016 compared to $24.4 million in 2015. The effective tax rate, which is the provision for income taxes as a percentage of pretax income, was 26.2 percent in 2016 compared to 26.7 percent in 2015. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on bank owned life insurance, or BOLI, and tax benefits associated with Low Income Housing Tax Credits, or LIHTC. The decrease to our effective tax rate was primarily due to a $1.4 million increase in tax-exempt interest and a decrease of $0.6 million of discrete tax adjustments in 2016 offset by a decrease in LIHTC of $0.3 million.
Results of Operations
Year Ended December 31, 2015
Earnings Summary
Net income increased $9.2 million, or 16 percent, to $67.1 million or $1.98 per share in 2015 compared to $57.9 million or $1.95 per share in 2014. Integrity's results have been included in our financial statements since the consummation of the Merger on March 4, 2015. The increase in net income was primarily due to an increase in net interest income of $39.5 million, or 27 percent, and noninterest income of $4.7 million, or 10 percent partially offset by increases in our provision for loan losses of $8.7 million, noninterest expenses of $19.5 million and our provision for income taxes of $6.9 million. Noninterest expense included $3.2 million of merger related expenses during the year ended December 31, 2015.
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
Total noninterest income increased $4.7 million, or 10 percent, to $51.0 million for 2015 compared to $46.3 million for 2014. The increase was primarily due to additional income as a result of the Merger, including higher mortgage banking income. Total noninterest expense increased $19.5 million to $136.7 million for 2015 compared to $117.2 million for 2014. Salaries and employee benefits increased $7.8 million during 2015 primarily due to additional employees, annual merit increases and higher pension and incentive expense. Additional increases in total noninterest expense were due to higher operating expenses resulting from the Merger and $3.2 million of merger related expenses.
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

The following table reconciles interest income and interest rates per the Consolidated Statements of Net Income to net interest income and rates adjusted to a FTE basis for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Total interest income	$203,549	$160,523	$153,756
Total interest expense	15,998	12,481	14,563
Net interest income per consolidated statements of net income	187,551	148,042	139,193
Adjustment to FTE basis	6,123	5,461	4,850
Net Interest Income (FTE) (non-GAAP)	$193,674	$153,503	$144,043
Net interest margin	3.45%	3.38%	3.39%
Adjustment to FTE basis	0.11%	0.12%	0.11%
Net Interest Margin (FTE) (non-GAAP)	3.56%	3.50%	3.50%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

	2015			2014			2013
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans(1)(2)	$4,692,433	$191,860	4.09%	$3,707,808	$150,531	4.06%	$3,448,529	$145,366	4.22%
Interest-bearing deposits with banks	66,101	165	0.25%	93,645	234	0.25%	167,952	444	0.26%
Taxable investment securities(3)	516,335	10,162	1.97%	442,513	8,803	1.99%	371,099	7,458	2.01%
Tax-exempt investment securities(2)	138,321	6,084	4.40%	128,750	5,933	4.61%	110,009	5,231	4.76%
Federal Home Loan Bank and other restricted stock	19,672	1,401	7.12%	14,083	483	3.43%	13,692	107	0.78%
Total Interest-earning Assets	5,432,862	209,672	3.86%	4,386,799	165,984	3.78%	4,111,281	158,606	3.86%
Noninterest-earning assets:
Cash and due from banks	56,655			50,255			51,534
Premises and equipment, net	46,794			36,115			37,087
Other assets	455,244			337,205			353,857
Less allowance for loan losses	(49,457)			(48,011)			(47,967)
Total Assets	5,942,098			4,762,363			4,505,792
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand	592,301	770	0.13%	321,907	70	0.02%	309,748	75	0.02%
Money market	388,172	724	0.19%	321,294	507	0.16%	319,831	446	0.14%
Savings	1,072,683	1,712	0.16%	1,033,482	1,607	0.16%	1,001,209	1,735	0.17%
Certificates of deposit	1,093,564	8,439	0.77%	905,346	7,165	0.79%	973,339	8,918	0.92%
Brokered deposits	376,095	1,299	0.35%	226,169	780	0.34%	81,112	232	0.29%
Total Interest-bearing deposits	3,522,815	12,944	0.37%	2,808,198	10,129	0.36%	2,685,239	11,406	0.42%
Securities sold under repurchase agreements	44,394	4	0.01%	28,372	2	0.01%	54,057	62	0.12%
Short-term borrowings	257,117	932	0.36%	164,811	511	0.31%	101,973	279	0.27%
Long-term borrowings	83,648	790	0.94%	20,571	617	3.00%	24,312	746	3.07%
Junior subordinated debt securities	47,071	1,328	2.82%	45,619	1,222	2.68%	65,989	2,070	3.14%
Total Interest-bearing Liabilities	3,955,045	15,998	0.40%	3,067,571	12,481	0.41%	2,931,570	14,563	0.50%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,170,011			1,046,606			955,475
Other liabilities	66,973			52,031			69,976
Shareholders’ equity	750,069			596,155			548,771
Total Liabilities and Shareholders’ Equity	$5,942,098			$4,762,363			$4,505,792
Net Interest Income(2)(3)		$193,674			$153,503			$144,043
Net Interest Margin(2)(3)			3.56%			3.50%			3.50%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent.
(3)Taxable investment income is adjusted for the dividend-received deduction for equity securities.

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
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent.
(3)Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Net interest income on a FTE basis increased $40.2 million, or 26.2 percent, to $193.7 million compared to $153.5 million in 2014. Net interest margin on a FTE basis increased six basis points to 3.56 percent for 2015 compared to 3.50 percent for 2014. Net interest income was favorably impacted by accretion resulting from purchase accounting fair value adjustments related to the Merger of $6.2 million in 2015. This impacted net interest margin on a FTE basis by 12 basis points for 2015.
Interest income on a FTE basis increased $43.7 million, or 26.3 percent, compared to 2014. Average interest-earning assets increased $1.0 billion, or 23.8 percent, compared to 2014, mainly attributable to higher loan balances related to the Merger and organic growth. The rate earned on loans increased three basis points to 4.09 percent compared to 4.06 percent in the prior year. The rate was favorably impacted by purchase accounting accretion related to the Merger of $4.9 million, or 11 basis points, which was offset by the continued pressure on loan rates in the current environment. Average interest-bearing deposits with banks, which is primarily cash at the Federal Reserve decreased $27.5 million while average investment securities increased $83.4 million compared to 2014. FHLB and other restricted stock increased $5.6 million compared to 2014 with a significant increase in the rate, primarily due to a special dividend received of $0.3 million during 2015. The FTE rate on total interest-earning assets increased eight basis points to 3.86 percent compared to 3.78 percent for 2014. The $4.9 million loan purchase accounting accretion had a positive impact on the interest-earning asset rate of ten basis points.
Interest expense increased $3.5 million to $16.0 million for 2015 as compared to $12.5 million for 2014. The increase in interest expense was mainly driven by an increase in average deposits of $714.6 million, primarily related to the Merger. Average interest-bearing customer deposits, which excludes brokered deposits, increased $564.7 million. Average brokered deposits increased $149.9 million and average borrowings increased $172.9 million compared to 2014 to fund strong loan growth during 2015. Average long-term borrowings increased $63.1 million compared to December 31, 2014, as a result of shifting $100.0 million of short-term borrowings to a long-term variable rate borrowing in the second quarter of 2015. Overall, the cost of interest-bearing liabilities decreased one basis point to 0.40 percent compared to 0.41 percent for 2014. Deposit purchase accounting adjustments related to the Merger of $1.3 million positively impacted the cost of interest-bearing liabilities by three basis points.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Provision for Loan Losses
The provision for loan losses is the amount to be added to the ALL after adjusting for charge-offs and recoveries to bring the ALL to a level determined to be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increased $8.7 million to $10.4 million for 2015 compared to $1.7 million for 2014. This increase in the provision is primarily related to an increase in loan charge-offs compared to the prior year.
Net charge-offs were $10.2 million, or 0.22 percent of average loans in 2015, compared to $0.1 million, or 0.00 percent of average loans in 2014. Net loan charge-offs of $0.1 million in 2014 were unusually low. Approximately $6.0 million of net charge-offs during 2015 related to loans acquired in the Merger, primarily due to four relationships that experienced credit deterioration subsequent to the acquisition date. Total nonperforming loans increased to $35.4 million, or 0.70 percent of total loans at December 31, 2015, compared to $12.5 million, or 0.32 percent of total loans at December 31, 2014. The increase in nonperforming loans primarily related to acquired loans from the Merger that experienced credit deterioration subsequent to the acquisition date. Special mention and substandard commercial loans increased $71.3 million to $183.5 million from $112.2 million at December 31, 2014, primarily related to the Merger. The ALL at December 31, 2015, was $48.1 million, or 0.96 percent of total portfolio loans, compared to $47.9 million, or 1.24 percent of total portfolio loans at December 31, 2014. The decrease in the overall level of the reserve as a percentage to total portfolio loans is partly due to the Merger, as the acquired loans were recorded at fair value with no carry over of the related ALL. The ALL as a percentage of originated loans was 1.10 percent at December 31, 2015. Refer to the Allowance for Loan Losses section of this MD&A for further details.
Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Securities gains, net	$(34)	$41	$(75)	NM
Wealth management fees	11,444	11,343	101	0.9%
Debit and credit card fees	12,113	10,781	1,332	12.4%
Service charges on deposit accounts	11,642	10,559	1,083	10.3%
Insurance fees	5,500	5,955	(455)	(7.6)%
Mortgage banking	2,554	917	1,637	178.5%
Other Income:
BOLI income	2,221	1,773	448	25.3%
Letter of credit origination fees	1,242	1,017	225	22.1%
Interest rate swap fees	577	440	137	31.1%
Other	3,774	3,512	262	7.5%
Total Other Noninterest Income	7,814	6,742	1,072	15.9%
Total Noninterest Income	$51,033	$46,338	$4,695	10.1%
NM - not meaningful
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits(1)	$68,252	$60,442	$7,810	12.9%
Data processing(1)	9,677	8,737	940	10.8%
Net occupancy(1)	10,652	8,211	2,441	29.7%
Furniture and equipment	6,093	5,317	776	14.6%
Professional services and legal(1)	3,365	3,717	(352)	(9.5)%
Marketing	4,224	3,316	908	27.4%
Other taxes	3,616	2,905	711	24.5%
FDIC insurance	3,416	2,436	980	40.2%
Merger related expense	3,167	689	2,478	359.7%
Other expenses:
Joint venture amortization	3,615	4,054	(439)	(10.8)%
Loan related expenses	2,938	2,579	359	13.9%
Telecommunications	2,653	2,220	433	19.5%
Supplies	1,493	1,161	332	28.6%
Amortization of intangibles	1,818	1,129	689	61.0%
Postage	1,262	1,058	204	19.3%
Other(1)	10,476	9,269	1,207	13.0%
Total Other Noninterest Expense	24,255	21,470	2,785	13.0%
Total Noninterest Expense	$136,717	$117,240	$19,477	16.6%
(1)Excludes Merger related expenses for 2015 amounts only.
NM - not meaningful
Noninterest expense increased $19.5 million, or 16.6 percent, to $136.7 million, for the year ended December 31, 2015 compared to 2014. The increase was due in part to higher operating expenses related to the Merger, which closed on March 4, 2015, and $2.5 million of higher merger related expenses.
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
Operating expenses increased in 2015 compared to 2014 primarily due to the Merger. The increase of $2.4 million in net occupancy expense and $0.8 million in furniture and equipment expense compared to 2014 was due to additional locations acquired as part of the Merger, and additional expenses related to our newer locations, including our LPO in central Ohio, our branches in Indiana and McCandless and our training and operations center. Other noninterest expense increased $1.2 million primarily due to training and travel related to the Merger and our expansion efforts. FDIC insurance increased $1.0 million, other taxes increased $0.7 million and amortization of intangibles increased $0.7 million, all related to the Merger. The increase of $0.9 million in data processing expense in 2015 primarily related to an increased customer processing base due to the Merger and growth in digital channels. The increase in marketing expense of $0.9 million is due to additional marketing promotions.
Our efficiency ratio, which measures noninterest expense as a percent of noninterest income plus net interest income, on a FTE basis, excluding security gains/losses, was 56 percent for 2015 and 59 percent for 2014. Refer to Explanation of Use of Non-GAAP Financial Measures in this MD&A for a discussion of this non-GAAP financial measure.

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
Financial Condition
December 31, 2016

Total assets increased $624.7 million, or 9.9 percent, to $6.9 billion at December 31, 2016 compared to $6.3 billion at December 31, 2015, primarily due to an increase in total portfolio loans of $583.8 million, or 11.6 percent. Loan growth was strong during 2016 with total commercial loan growth of $518.5 million, or 13.5 percent, with growth in all commercial segments. Consumer loans increased $65.3 million, or 5.5 percent, with growth primarily in our residential mortgage and home equity portfolios. Securities increased $32.5 million compared to December 31, 2015 primarily due to normal investing activity.
Our deposits increased $395.8 million, or 8.1 percent, with total deposits of $5.3 billion at December 31, 2016 compared to $4.9 billion at December 31, 2015. The increase in deposits was primarily due to a $331.3 million, or 54.7 percent, increase in money market accounts. Noninterest-bearing demand accounts, interest-bearing demand accounts and CDs increased $36.1 million, $22.1 million and $17.4 million, while savings accounts decreased compared to December 31, 2015. The increases in CDs and money market accounts are related to sales efforts and rate promotions offered during 2016.
Total borrowings increased $190.4 million, or 32.8 percent, compared to 2015 primarily due to the increase of $304.0 million in short-term borrowings. The increase in borrowings was to support strong loan growth during 2016. Long-term borrowing maturities were replaced with FHLB short-term borrowings during the year.
Total shareholders’ equity increased $49.8 million, or 6.3 percent, to $842.0 million at December 31, 2016 compared to $792.2 million at December 31, 2015. The increase was primarily due to net income of $71.4 million offset partially by dividends of $26.4 million and a $2.7 million increase in accumulated other comprehensive income. The $2.7 million increase in accumulated other comprehensive income was due to a $1.9 million decrease in unrealized gains on our available-for-sale investment securities and a $4.6 million change in the funded status of our employee benefit plans.
Securities Activity
The balances and average rates of our securities portfolio are presented below as of December 31:

	2016		2015		2014
(dollars in thousands)	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield
U.S. Treasury securities	$24,811	1.49%	$14,941	1.24%	$14,880	1.24%
Obligations of U.S. government corporations and agencies	232,179	1.68%	263,303	1.65%	269,285	1.65%
Collateralized mortgage obligations of U.S. government corporations and agencies	129,777	2.24%	128,835	2.26%	118,006	2.28%
Residential mortgage-backed securities of U.S. government corporations and agencies	37,358	2.64%	40,125	2.76%	46,668	2.87%
Commercial mortgage-backed securities of U.S. government corporations and agencies	125,604	2.06%	69,204	2.12%	39,673	1.94%
Obligations of states and political subdivisions (1)	132,509	4.10%	134,886	4.19%	142,702	4.36%
Marketable equity securities	11,249	3.38%	9,669	3.90%	9,059	4.08%
Total Securities Available-for-Sale	$693,487	2.39%	$660,963	2.43%	$640,273	2.50%
(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.
We invest in various securities in order to provide a source of liquidity, satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $32.5 million, or 4.9 percent, from December 31, 2015. The increase is primarily due to normal purchase activity. We acquired $11.5 million of securities through the Merger, all of which were sold during the second quarter of 2015.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Management evaluates the securities portfolio for OTTI on a quarterly basis. At December 31, 2016, our bond portfolio was in a net unrealized gain position of $3.6 million, compared to a net unrealized gain position of $8.1 million at December 31, 2015. At December 31, 2016, total gross unrealized gains were $7.1 million offset by total gross unrealized losses of $3.5 million, compared to total gross unrealized gains of $9.8 million offset by total gross unrealized losses of $1.7 million at December 31, 2015. The decrease in the value of our securities portfolio was a result of the changing interest rate environment in 2016. Unrealized losses were not related to the underlying credit quality of the bond portfolio. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the securities. There were no unrealized losses on marketable equity securities as of December 31, 2016. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. We did not record any OTTI in 2016, 2015 and 2014. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.
The following table sets forth the maturities of securities at December 31, 2016 and the weighted average yields of such securities. Taxable-equivalent adjustments (using a 35 percent federal income tax rate) for 2016 have been made in calculating yields on obligations of state and political subdivisions.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
U.S. Treasury securities	$4,991	1.14%	$10,009	1.28%	$9,811	1.87%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	45,470	1.02%	161,818	1.83%	24,891	1.92%	—	—%	—	—%
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—%	—	—%	32,004	2.55%	97,773	2.13%	—	—%
Residential mortgage-backed securities of U.S. government corporations and agencies	—	—%	869	4.35%	10,575	3.79%	25,914	2.12%	—	—%
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—%	38,852	1.87%	86,752	2.15%	—	—	—	—%
Obligations of states and political subdivisions (1)	2,235	5.63%	31,686	3.55%	30,273	3.95%	68,315	4.38%	—	—%
Marketable equity securities	—	—%	—	—%	—	—%	—	—%	11,249	3.38%
Total	$52,696		$243,234		$194,306		$192,002		$11,249
Weighted Average Yield		1.23%		2.05%		2.54%		2.93%		3.38%

(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Lending Activity
The following table summarizes our loan portfolio as of December 31:

	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial real estate	$2,498,476	44.52%	$2,166,603	43.09%	$1,682,236	43.48%	$1,607,756	45.09%	$1,452,133	43.39%
Commercial and industrial	1,401,035	24.97%	1,256,830	25.00%	994,138	25.70%	842,449	23.62%	791,396	23.65%
Commercial construction	455,884	8.12%	413,444	8.22%	216,148	5.59%	143,675	4.03%	168,143	5.02%
Total Commercial Loans	4,355,395	77.62%	3,836,877	76.32%	2,892,522	74.77%	2,593,880	72.74%	2,411,672	72.06%
Consumer
Residential mortgage	701,982	12.51%	639,372	12.72%	489,586	12.65%	487,092	13.66%	427,303	12.77%
Home equity	482,284	8.59%	470,845	9.37%	418,563	10.82%	414,195	11.61%	431,335	12.89%
Installment and other consumer	65,852	1.17%	73,939	1.47%	65,567	1.69%	67,883	1.90%	73,875	2.21%
Consumer construction	5,906	0.11%	6,579	0.13%	2,508	0.06%	3,149	0.09%	2,437	0.07%
Total Consumer Loans	1,256,024	22.38%	1,190,735	23.68%	976,224	25.23%	972,319	27.26%	934,950	27.94%
Total Portfolio Loans	$5,611,419	100.00%	$5,027,612	100.00%	$3,868,746	100.00%	$3,566,199	100.00%	$3,346,622	100.00%
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
Total portfolio loans increased $583.8 million, or 11.6 percent, since December 31, 2015, to $5.6 billion at December 31, 2016. The increase was primarily due to growth in all of our commercial loan segments and our residential mortgage portfolio. Commercial organic loan growth was strong in all of our markets. Approximately $354.1 million, or 60.7 percent, of the organic growth came from Ohio and New York and $71.4 million, or 12.2 percent, from our southcentral Pennsylvania market.
Commercial loans, including CRE, C&I and Commercial Construction, comprised 78 percent and 76 percent of total portfolio loans at December 31, 2016 and 2015. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, conservative underwriting standards and continuous portfolio review. The loan-to-value, or LTV, policy guidelines for CRE loans are generally 65-80 percent. At December 31, 2016, variable rate commercial loans were 76 percent of the total commercial loans compared to 77 percent in 2015.
Total commercial loans increased $518.5 million, or 13.5 percent, from December 31, 2015 with growth in all portfolios. CRE loans increased $331.9 million, or 15.3 percent, C&I loans increased $144.2 million, or 11.5 percent and Commercial Construction loans increased $42.4 million, or 10.3 percent.
Consumer loans represent 22 percent of our loan portfolio at December 31, 2016 compared to 24 percent at December 31, 2015. Total consumer loans have increased $65.3 million, or 5.5 percent, from December 31, 2015 with growth primarily in residential mortgage loans.
The residential mortgage portfolio increased $62.6 million, or 9.8 percent, from December 31, 2015. Residential mortgage lending continues to be a focus through a centralized mortgage origination department, secondary market activities and the utilization of commission compensated originators. Management believes that continued adherence to our conservative mortgage lending policies for portfolio mortgage loans will be as important in a growing economy as it was during the downturn in recent years. The LTV policy guideline is 80 percent for residential first lien mortgages. Higher LTV loans may be approved with the appropriate private mortgage insurance coverage. We primarily limit our fixed rate portfolio mortgage loans to a maximum term of 20 years for traditional mortgages, and 15 years with a maximum amortization term of 30 years for balloon payment mortgages. We may originate home equity loans with a lien position that is second to unrelated third party lenders, but normally only to the extent that the combined LTV considering both the first and second liens does not exceed 100 percent of the fair value of the property. Combo mortgage loans consisting of a residential first mortgage and a home equity second mortgage are also available.
We originate and sell loans into the secondary market, primarily to Fannie Mae. We sell these loans in order to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio, to generate fee

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

revenue from sales and servicing and to maintain the primary customer relationship. During 2016 and 2015, we sold $93.9 million and $77.2 million of 1-4 family mortgages to Fannie Mae. In addition, at December 31, 2016, we were servicing $407.3 million of mortgage loans that we had originated and sold into the secondary market, compared to $361.2 million at December 31, 2015. Loans sold to Fannie Mae in 2016 increased compared to 2015 due to higher volume resulting from attractive interest rates in 2016.
We also offer a variety of unsecured and secured consumer loan and credit card products. LTV guidelines for direct loans are generally 90-100 percent of invoice for new automobiles and 80-90 percent of National Automobile Dealer Association value for used automobiles.
The following table presents the maturity of consumer and commercial loans outstanding as of December 31, 2016:

	Maturity
(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Fixed interest rates	$179,698	$462,439	$396,260	$1,038,397
Variable interest rates	852,138	919,710	1,545,150	3,316,998
Total Commercial Loans	$1,031,836	$1,382,149	$1,941,410	$4,355,395
Fixed interest rates	75,517	222,252	306,702	604,471
Variable interest rates	387,861	54,435	209,257	651,553
Total Consumer Loans	$463,378	$276,687	$515,959	$1,256,024
Total Portfolio Loans	$1,495,214	$1,658,836	$2,457,369	$5,611,419

Credit Quality
On a quarterly basis, a criticized asset meeting is held to monitor all special mention and substandard loans greater than $1.0 million. These loans typically represent the highest risk of loss to us. Action plans are established and these loans are monitored through regular contact with the borrower, review of current financial information and other documentation, review of all loan or potential loan restructures or modifications and the regular re-evaluation of assets held as collateral.
Additional credit risk management practices include periodic review and update of our lending policies and procedures to support sound underwriting practices and portfolio management through portfolio stress testing. Our Loan Review process serves to independently monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all corporate lending activities. The Loan Review function has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as providing input to the loan risk rating process.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Nonperforming assets, or NPAs, consist of nonaccrual loans, nonaccrual TDRs and OREO. The following represents NPAs as of December 31:

(dollars in thousands)	2016	2015	2014	2013	2012
Nonperforming Loans
Commercial real estate	$15,526	$5,171	$2,255	$6,852	$20,972
Commercial and industrial	3,578	7,709	1,266	1,412	5,496
Commercial construction	4,497	7,488	105	34	1,454
Residential mortgage	4,850	4,964	1,877	1,982	4,526
Home equity	2,485	2,379	1,497	2,073	3,312
Installment and other consumer	101	12	21	34	40
Consumer construction	—	—	—	—	218
Total Nonperforming Loans	31,037	27,723	7,021	12,387	36,018
Nonperforming Troubled Debt Restructurings
Commercial real estate	646	3,548	2,180	3,898	9,584
Commercial and industrial	4,493	1,570	356	1,884	939
Commercial construction	430	1,265	1,869	2,708	5,324
Residential mortgage	5,068	665	459	1,356	2,752
Home Equity	954	523	562	218	341
Installment and other consumer	7	88	10	3	—
Total Nonperforming Troubled Debt Restructurings	11,598	7,659	5,436	10,067	18,940
Total Nonperforming Loans	42,635	35,382	12,457	22,454	54,958
OREO	679	354	166	410	911
Total Nonperforming Assets	$43,314	$35,736	$12,623	$22,864	$55,869
Nonperforming loans as a percent of total loans	0.76%	0.70%	0.32%	0.63%	1.63%
Nonperforming assets as a percent of total loans plus OREO	0.77%	0.71%	0.33%	0.64%	1.66%

Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing at December 31, 2016 or December 31, 2015.
NPAs increased $7.6 million to $43.3 million at December 31, 2016 compared to $35.7 million at December 31, 2015. The increase in NPAs during 2016 was primarily due to credit deterioration in four commercial relationships totaling $17.1 million. Two of those relationships were from our acquired loan portfolio in the CRE and C&I categories totaling $10.1 million while the other two were originated relationships in the C&I and residential mortgage categories totaling $7.0 million. Included in total NPAs of $43.3 million was approximately $26.7 million of acquired loans, all of which became 90 days past due subsequent to the merger date.
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
As of December 31, 2016, we had $25.0 million in total TDRs, including $13.4 million that were performing and $11.6 million that were nonperforming. This is a decrease from December 31, 2015 when we had $31.6 million in TDRs, including $24.0 million that were performing and $7.6 million that were nonperforming. The $6.6 million decrease in total TDRs is primarily due to loan payoffs during 2016. Loan modifications resulting in new TDRs during 2016 included 53 modifications or $14.1 million compared to 60 modifications or $8.3 million of new TDRs in 2015. Included in the 2016 new TDRs were 29 loans totaling $1.8 million related to Chapter 7 bankruptcy filings that were not reaffirmed resulting in discharged debt, which compares to 31 loans totaling $1.1 million in 2015. During 2016, we had nine TDRs for $1.3 million that met the above requirements for being returned to performing status compared to eight TDRs for $0.4 million during 2015.
The following represents delinquency as of December 31:

	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
90 days or more:
Commercial real estate	$16,172	0.65%	$8,719	0.40%	$4,435	0.26%	$10,750	0.67%	$30,556	2.10%
Commercial and Industrial	8,071	0.58%	9,279	0.74%	1,622	0.16%	3,296	0.39%	6,435	0.81%
Commercial construction	4,927	1.08%	8,753	2.12%	1,974	0.91%	2,742	1.91%	6,778	4.03%
Residential mortgage	9,918	1.41%	5,629	0.88%	2,336	0.48%	3,338	0.69%	7,278	1.70%
Home equity	3,439	0.71%	2,902	0.62%	2,059	0.49%	2,291	0.55%	3,653	0.85%
Installment and other consumer	108	0.16%	100	0.14%	31	0.05%	37	0.05%	40	0.05%
Consumer construction	—	—%	—	—%	—	—%	—	—%	218	8.95%
Total Loans	$42,635	0.76%	$35,382	0.70%	$12,457	0.32%	$22,454	0.63%	$54,958	1.64%
30 to 89 days:
Commercial real estate	$2,791	0.11%	$12,229	0.56%	$2,871	0.17%	$1,416	0.09%	$2,643	0.18%
Commercial and industrial	1,488	0.11%	2,749	0.22%	1,380	0.14%	2,877	0.34%	4,646	0.59%
Commercial construction	547	0.12%	3,607	0.87%	—	—%	1,800	1.25%	10,542	—%
Residential mortgage	2,429	0.35%	2,658	0.42%	1,785	0.36%	2,494	0.51%	3,661	0.86%
Home equity	1,979	0.41%	2,888	0.61%	2,201	0.53%	3,127	0.75%	3,197	0.74%
Installment and other consumer	220	0.33%	352	0.48%	425	0.65%	426	0.63%	501	0.68%
Consumer construction	—	—%	—	—%	—	—%	—	—%	—	—%
Loans held for sale	—	—%	143	—%	—	—%	—	—%	—	—%
Total Loans	$9,454	0.17%	$24,626	0.49%	$8,662	0.22%	$12,140	0.75%	$25,190	0.64%
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
Loans past due 90 days or more increased $7.3 million compared to December 31, 2015 and represented 0.76 percent of total loans at December 31, 2016. The increase is primarily due to the aforementioned credit deterioration on acquired loans since the acquisition date and two originated commercial relationships. Loans past due by 30 to 89 days decreased $15.2 million and represented 0.17 percent of total loans at December 31, 2016. The decrease in this category is primarily due to loan payoffs and principal reductions.

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
The following summarizes our loan charge-off experience for each of the five years presented below:

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
ALL Balance at Beginning of Year:	$48,147	$47,911	$46,255	$46,484	$48,841
Charge-offs:
Commercial real estate	(3,114)	(2,787)	(2,041)	(4,601)	(9,627)
Commercial and industrial	(6,810)	(5,463)	(1,267)	(2,714)	(5,278)
Commercial construction	(1,877)	(3,321)	(712)	(4,852)	(10,521)
Consumer real estate	(1,657)	(2,167)	(1,200)	(2,407)	(2,509)
Other consumer	(2,103)	(1,528)	(1,133)	(1,002)	(1,078)
Total	(15,561)	(15,266)	(6,353)	(15,576)	(29,013)
Recoveries:
Commercial real estate	692	3,545	1,798	3,388	1,259
Commercial and industrial	722	605	3,647	2,142	1,153
Commercial construction	21	143	146	531	891
Consumer real estate	433	495	350	651	197
Other consumer	356	326	353	324	341
Total	2,224	5,114	6,294	7,036	3,841
Net Charge-offs	(13,337)	(10,152)	(59)	(8,540)	(25,172)
Provision for loan losses	17,965	10,388	1,715	8,311	22,815
ALL Balance at End of Year:	$52,775	$48,147	$47,911	$46,255	$46,484

Net loan charge-offs increased to $13.3 million, or 0.25 percent of average loans, compared to $10.2 million, or 0.22 percent of average loans for 2015. The increase in net charge-offs primarily related to lower loan recoveries due to a significant$1.8 million recovery from a CRE customer in 2015. Loan charge-offs during 2016 were primarily related to our acquired loan portfolio which included four commercial relationships totaling $6.4 million. We also had a $2.1 million charge-off related to an originated C&I customer.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

The following table summarizes net charge-offs as a percentage of average loans and other ratios as of December 31:

	2016	2015	2014	2013	2012
Commercial real estate	0.06%	(0.04)%	0.01%	0.08%	0.59%
Commercial and industrial	0.11%	0.40%	(0.26)%	0.07%	0.57%
Commercial construction	0.03%	0.96%	0.32%	2.72%	5.94%
Consumer real estate	0.02%	0.17%	0.09%	0.20%	0.28%
Other consumer	0.03%	1.37%	1.19%	0.99%	0.91%
Net charge-offs to average loans outstanding	0.25%	0.22%	—%	0.25%	0.78%
Allowance for loan losses as a percentage of total loans	0.94%	0.96%	1.24%	1.30%	1.38%
Allowance for loan losses to total nonperforming loans	124%	136%	385%	206%	85%
Provision for loan losses as a percentage of net loan charge-offs	135%	102%	NM	97%	91%
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
The following is the ALL balance by portfolio segment as of December 31:

	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate	$19,976	37%	$15,043	31%	$20,164	42%	$18,921	41%	$25,246	54%
Commercial and industrial	10,810	20%	10,853	23%	13,668	28%	14,443	31%	7,759	17%
Commercial construction	13,999	27%	12,625	26%	6,093	13%	5,374	12%	7,500	16%
Consumer real estate	6,095	12%	8,400	17%	6,333	13%	6,362	14%	5,058	11%
Other consumer	1,895	4%	1,226	3%	1,653	4%	1,165	2%	921	2%
Total	$52,775	100%	$48,147	100%	$47,911	100%	$46,265	100%	$46,484	100%

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
The following table summarizes the ALL balance as of December 31:

(dollars in thousands)	2016	2015	2014	2013	2012
Collectively Evaluated for Impairment	$51,977	$48,110	$47,857	$46,158	$44,253
Individually Evaluated for Impairment	798	37	54	97	2,231
Total Allowance for Loan Losses	$52,775	$48,147	$47,911	$46,255	$46,484
The ALL was $52.8 million, or 0.94 percent of total portfolio loans and 1.05 percent of originated loans at December 31, 2016, compared to $48.1 million, or 0.96 percent of total portfolio loans and 1.10 percent of originated loans at December 31, 2015. The decrease in the ALL to total portfolio loans from December 31, 2016 to December 31, 2015 is primarily due to strong loan growth of $583.8 million combined with declining historical loss rates.
The increase in the ALL of $4.6 million was primarily due to loan growth and an increase in specific reserves for loans individually evaluated for impairment. The increase in specific reserves related to a $2.7 million C&I relationship requiring a $0.8 million specific reserve at December 31, 2016. Impaired loans decreased $3.7 million, or 8.1 percent, from December 31, 2015. As of December 31, 2016, we had $41.9 million of impaired loans which included $23.0 million of new impaired loans during 2016. The $23.0 million of new impaired loans were primarily due to two acquired loan relationships totaling $10.1 million and two originated loan relationships totaling $7.0 million. Commercial special mention, substandard and doubtful loans at December 31, 2016 increased $2.2 million to $185.7 million compared to $183.5 million at December 31, 2015.
Federal Home Loan Bank and Other Restricted Stock
At December 31, 2016 and 2015, we held FHLB of Pittsburgh stock of $30.9 million and $22.2 million. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon on the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. We reviewed and evaluated the FHLB capital stock for OTTI at December 31, 2016. The FHLB reported improved earnings throughout 2016 and 2015 and continues to exceed all capital ratios required. Additionally, we considered that the FHLB has been paying dividends and redeeming excess stock throughout 2016 and 2015. Accordingly, we believe sufficient evidence exists to conclude that no OTTI exists at December 31, 2016.

Deposits
The following table presents the composition of deposits at December 31:

(dollars in thousands)	2016	2015	$ Change
Noninterest-bearing demand	$1,263,833	$1,227,766	$36,067
Interest-bearing demand	633,293	586,936	46,357
Money market	617,961	384,725	233,236
Savings	1,050,131	1,061,265	(11,134)
Certificates of deposit	1,355,303	1,197,030	158,273
Brokered deposits	351,856	418,889	(67,033)
Total	$5,272,377	$4,876,611	$395,766
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at December 31, 2016 increased $395.8 million, or 8.1 percent, primarily in CDs and money market accounts, from December 31, 2015. CDs and money market accounts increased primarily due to sales efforts and rate

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

promotions offered during 2016. Overall, our deposits, excluding brokered deposits, increased by $462.8 million, or 10.4 percent, from December 31, 2015. Our brokered deposits decreased $67.0 million compared to December 31, 2015. Brokered deposits consist of CDs, money market, and interest-bearing demand accounts and are an additional source of funds utilized by the ALCO as a way to diversify funding sources, as well as manage our funding costs and structure. The decrease in brokered deposits was primarily due to strong growth in our other deposit accounts and utilization of short-term borrowings to support our asset growth.
The daily average balance of deposits and rates paid on deposits are summarized in the following table for the years ended December 31:

	2016		2015		2014
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$1,232,633		$1,170,011		$1,046,606
Interest-bearing demand	638,461	0.16%	592,301	0.13%	321,907	0.02%
Money market	506,440	0.38%	388,172	0.19%	321,294	0.16%
Savings	1,039,664	0.19%	1,072,683	0.16%	1,033,482	0.16%
Certificates of deposit	1,351,413	0.94%	1,093,564	0.77%	905,346	0.79%
Brokered deposits	362,576	0.56%	376,095	0.35%	226,169	0.34%
Total	$5,131,187	0.38%	$4,692,826	0.28%	$3,854,804	0.26%

CDs of $100,000 and over, including Certificate of Deposit Account Registry Services CDs, or CDARS, accounted for
12.7 percent of total deposits at December 31, 2016 and 11.8 percent at December 31, 2015, and primarily represent deposit relationships with local customers in our market area.
Maturities of CDs of $100,000 or more outstanding at December 31, 2016, including brokered deposits, are summarized as follows:

(dollars in thousands)	2016
Three months or less	$271,381
Over three through six months	82,034
Over six through twelve months	184,118
Over twelve months	133,947
Total	$671,480
Borrowings
The following table represents the composition of borrowings for the years ended December 31:

(dollars in thousands)	2016	2015	$ Change
Securities sold under repurchase agreements, retail	$50,832	$62,086	$(11,254)
Short-term borrowings	660,000	356,000	304,000
Long-term borrowings	14,713	117,043	(102,330)
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$771,164	$580,748	$190,416
Borrowings are an additional source of funding for us. We refer to repurchase agreements with our local retail customers as retail REPOs. Securities pledged as collateral under these retail REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. Short-term borrowings are for terms under one year and were comprised primarily of FHLB advances. Long-term borrowings are for terms greater than one year and consist primarily of FHLB advances. FHLB borrowings are for various terms and are secured by a blanket lien on eligible real estate secured loans. These borrowings were utilized to support strong asset growth during 2016.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Information pertaining to short-term borrowings is summarized in the tables below:

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	2016	2015	2014
Balance at December 31	$50,832	$62,086	$30,605
Average balance during the year	51,021	44,394	28,372
Average interest rate during the year	0.01%	0.01%	0.01%
Maximum month-end balance during the year	$68,216	$62,086	$40,983
Average interest rate at December 31	0.01%	0.01%	0.01%

	Short-Term Borrowings
(dollars in thousands)	2016	2015	2014
Balance at December 31	$660,000	$356,000	$290,000
Average balance during the year	414,426	257,117	164,811
Average interest rate during the year	0.65%	0.36%	0.31%
Maximum month-end balance during the year	$660,000	$356,000	$290,000
Average interest rate at December 31	0.76%	0.52%	0.30%
Information pertaining to long-term borrowings is summarized in the tables below:

	Long-Term Borrowings
(dollars in thousands)	2016	2015	2014
Balance at December 31	$14,713	$117,043	$19,442
Average balance during the year	50,256	83,648	20,571
Average interest rate during the year	1.33%	0.94%	3.00%
Maximum month-end balance during the year	$116,852	$118,432	$21,616
Average interest rate at December 31	2.91%	0.81%	2.97%

	Junior Subordinated Debt Securities
(dollars in thousands)	2016	2015	2014
Balance at December 31	$45,619	$45,619	$45,619
Average balance during the year	45,619	47,071	45,619
Average interest rate during the year	3.14%	2.82%	2.68%
Maximum month-end balance during the year	$45,619	$45,619	$45,619
Average interest rate at December 31	3.42%	2.89%	2.70%
At December 31, 2016, long-term borrowings decreased $102.3 million as compared to December 31, 2015 primarily due to the maturity of a $100 million long-term borrowing in the second quarter of 2016 that was replaced with short-term borrowings. At December 31, 2016, our long-term borrowings outstanding of $14.7 million included $11.6 million that were at a fixed rate and $3.1 million at a variable rate.
In 2006, we issued $25.0 million of junior subordinated debentures through a pooled transaction at an initial fixed rate of 6.78 percent. Beginning September 15, 2011 and quarterly thereafter, we have had the option to redeem the subordinated debt, subject to a 30 day written notice and prior approval by the FDIC. The subordinated debt converted to a variable rate of three-month LIBOR plus 160 basis points in September of 2011. The subordinated debt qualifies as Tier 2 capital under regulatory guidelines and will mature on December 15, 2036.
In 2008, we completed a private placement to a financial institution of $20.0 million of floating rate trust preferred securities. The trust preferred securities mature in March 2038, are callable at our option after five years and had an interest rate initially at a rate of 6.44 percent per annum and adjusts quarterly with the three-month LIBOR plus 350 basis points. We began making interest payments to the trustee on June 15, 2008 and quarterly thereafter. The trust preferred securities qualify as Tier 1 capital under regulatory guidelines. To issue these trust preferred securities, we formed STBA Capital Trust I, or the Trust, with $0.6 million of common equity, which is owned 100 percent by us. The proceeds from the sale of the trust preferred securities and the issuance of common equity were invested by the Trust in junior subordinated debt issued by us, which is the sole asset of the Trust. The Trust pays dividends on the trust preferred securities at the same rate as the interest we pay on the junior subordinate debt held by the Trust. Because the third-party investors are the primary beneficiaries, the Trust qualifies as a variable interest entity, but is not consolidated in our financial statements.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

On March 4, 2015, we assumed $13.5 million of junior subordinated debt from the merger. On March 5, 2015, we paid off $8.5 million and on June 18, 2015, we paid off the remaining $5.0 million.
Wealth Management Assets
As of December 31, 2016, the fair value of the S&T Bank Wealth Management assets under administration, which are not accounted for as part of our assets, decreased to $1.9 billion from $2.1 billion as of December 31, 2015. Assets under administration consisted of $1.0 billion in S&T Trust, $0.6 billion in S&T Financial Services and $0.3 billion in Stewart Capital Advisors.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with GAAP, our management uses, and this Report contains or references, certain non-GAAP financial measures identified below. We believe these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and our business and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies.
We believe the presentation of net interest income on a FTE basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Net Income is reconciled to net interest income adjusted to a FTE basis on pages 27 and 33.
The efficiency ratio is noninterest expense divided by noninterest income plus net interest income, on a FTE basis, which ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.
Common tangible book value, common return on average tangible assets, common return on average tangible common equity and the ratio of tangible common equity to tangible assets exclude goodwill, other intangible assets and preferred equity in order to show the significance of the tangible elements of our assets and common equity. Total assets and total average assets are reconciled to total tangible assets and total tangible average assets on page 21. Total shareholders equity and total average shareholders equity are also reconciled to total tangible common equity and total tangible average common equity on page 21. These measures are consistent with industry practice.

Capital Resources
Shareholders’ equity increased $49.8 million, or 6.3 percent, to $842.0 million at December 31, 2016 compared to $792.2 million at December 31, 2015. The increase in shareholders’ equity is primarily due to net income exceeding common dividends by $44.6 million in 2016. Other comprehensive income (loss) increased $2.7 million, primarily due to a $4.6 million adjustment in the funded status of the employee benefit plans which was mainly related to better pension asset performance. This increase was offset by a $1.9 million decrease in unrealized gains on securities available-for-sale due to the increase in interest rates at the end of the year.
We continue to maintain our capital position with a leverage ratio of 8.98 percent as compared to the regulatory guideline of 5.00 percent to be well capitalized and a risk-based Common Equity Tier 1 ratio of 10.04 percent compared to the regulatory guideline of 6.50 percent to be well capitalized. Our risk-based Tier 1 and Total capital ratios were 10.39 percent and 11.86 percent at December 31, 2016, which places us above the federal bank regulatory agencies’ “well capitalized” guidelines of 8.00 percent and 10.00 percent for Tier 1 and Total capital. We believe that we have the ability to raise additional capital, if necessary.
In July 2013 the federal banking agencies issued a final rule to implement Basel III (which were agreements reached in July 2010 by the international oversight body of the Basel Committee on Banking Supervision to require more and higher-quality capital) and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act. The final rule established a comprehensive capital framework, and went into effect on January 1, 2015, for smaller banking organizations such as S&T and S&T Bank. The rule also requires a banking organization to maintain a capital conservation buffer composed of common equity Tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets beginning in 2019. The capital conservation buffer is scheduled to phase in over several years, of which 2016 was the first year. The capital conservation was 25 percent in 2016 and will increase to 50 percent in 2017, 75 percent in 2018 and 100 percent in 2019 and beyond. As a result, starting in 2019, a banking organization must maintain a common equity Tier 1 risk-based capital ratio

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

greater than 7.00 percent, a Tier 1 risk-based capital ratio greater than 8.50 percent and a Total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments. By 2019, when the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the regulatory capital ratios required for an insured depository institution to be well-capitalized under the FDIC's prompt corrective action framework.
Federal regulators periodically propose amendments to the regulatory capital rules and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be predicted.
In October 2015, we filed a new shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, to replace the prior shelf registration statement we had filed in October 2012. The new shelf registration statement allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, our subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2016, we had not issued any securities pursuant to the shelf registration statement.

Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payments. We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
(dollars in thousands)	2017	2018-2019	2020-2021	Later Years	Total
Deposits without a stated maturity(1)	$3,888,725	$—	$—	$—	$3,888,725
Certificates of deposit(1)	1,017,744	270,719	87,067	8,122	1,383,652
Securities sold under repurchase agreements(1)	50,832	—	—	—	50,832
Short-term borrowings(1)	660,000	—	—	—	660,000
Long-term borrowings(1)	2,412	5,010	3,061	4,230	14,713
Junior subordinated debt securities(1)	—	—	—	45,619	45,619
Operating and capital leases	3,464	6,976	6,935	58,398	75,773
Purchase obligations	11,671	24,497	26,190	—	62,358
Total	$5,634,848	$307,202	$123,253	$116,369	$6,181,672
(1)Excludes interest
Operating lease obligations represent short and long-term lease arrangements as described in Note 10 Premises and Equipment, to the Consolidated Financial Statements included in Part II, Item 8 of this Report. Purchase obligations primarily represent obligations under agreement with our third party data processing servicer and communications charges as described in Note 18 Commitments and Contingencies, to the Consolidated Financial Statements in Part II, Item 8 of this Report.
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
The following table sets forth the commitments and letters of credit as of December 31:

(dollars in thousands)	2016	2015
Commitments to extend credit	$1,509,696	$1,619,854
Standby letters of credit	84,534	97,676
Total	$1,594,230	$1,717,530

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
Our allowance for unfunded commitments is determined using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for unfunded commitments through a charge to current earnings in noninterest expense. The balance in the allowance for unfunded commitments increased $0.1 million to $2.6 million at December 31, 2016 compared to $2.5 million at December 31, 2015.

Liquidity
Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or of borrowers needing to access funds to meet their credit needs. In order to manage liquidity risk our Board of Directors has delegated authority to the ALCO for formulation, implementation and oversight of liquidity risk management for S&T. The ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. The ALCO monitors and manages liquidity through various ratios, reviewing cash flow projections, performing stress tests and by having a detailed contingency funding plan. ALCO policy guidelines define graduated risk tolerance levels. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the Deposits Section of this MD&A for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to S&T include borrowing availability at the FHLB of Pittsburgh, Federal Funds lines with other financial institutions, the brokered deposit market, and borrowing availability through the Federal Reserve Borrower-In-Custody program.
An important component of S&T’s ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At December 31, 2016 S&T Bank had $430.6 million in highly liquid assets, which consisted of $86.5 million in interest-bearing deposits with banks, $340.3 million in unpledged securities and $3.8 million in loans held for sale. The highly liquid assets to total assets resulted in an asset liquidity ratio of 6.2 percent at December 31, 2016. Also, at December 31, 2016, S&T had a remaining borrowing availability of $1.4 billion with the FHLB of Pittsburgh. Refer to Part II, Item 8, Notes 16 and 17 Short-term and Long-term borrowings, and the Borrowings section of this Part II, Item 7, MD&A, for more details.
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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution’s earnings or capital. For most financial institutions, including S&T, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and enhancing shareholder value. However, excessive interest rate risk can threaten a bank’s earnings, capital, liquidity and solvency. Our sensitivity to changes in interest rate movements is continually monitored by the ALCO. The ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analyses and by performing stress tests in order to mitigate earnings and market value fluctuations due to changes in interest rates.
Rate shock analyses’ results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 months of pretax net interest income. The base case and rate shock analyses are performed on a static balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and also include management assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over a 12 month horizon using rate shocks of +/- 300 basis points. Policy guidelines define the percent change in pretax net interest income by graduated risk tolerance levels of minimal, moderate and high. We have temporarily suspended the -200 and -300 basis point rate shock analyses. Due to the low interest rate environment, we believe the impact to net interest income when evaluating the -200 and -300 basis point rate shock scenarios does not provide meaningful insight into our interest rate risk position.
In order to monitor interest rate risk beyond the 12 month time horizon of rate shocks, we also perform EVE analyses. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE rate change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analyses, EVE analyses incorporate management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and the behavior and value of non-maturity deposit products. S&T policy guidelines limit the change in EVE given changes in rates of +/- 300 basis points. Policy guidelines define the percent change in EVE by graduated risk tolerance levels of minimal, moderate and high. We have also temporarily suspended the EVE -200 and -300 basis point scenarios due to the low interest rate environment.
The table below reflects the rate shock analyses and EVE analyses results. Both are in the minimal risk tolerance level.

	December 31, 2016		December 31, 2015
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
300	3.4	(12.3)	5.5	(0.8)
200	1.8	(6.5)	3.3	1.7
100	0.7	(2.3)	1.6	2.3
(100)	(4.4)	(7.3)	(5.1)	(11.1)

The results from the rate shock analyses are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive balance sheet will differ depending upon the change in market interest rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in net interest income and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in net interest income and operating income. As measured by the rate shock analyses presented above, an increase in interest rates would have a positive impact on pretax net interest income.
Our rate shock analyses indicate that there was a decline in the percent change in pretax net interest income for our rates up shock scenarios and an improvement for our rates down shock scenarios when comparing December 31, 2016 and December 31, 2015. The decline in the rates up shock scenarios is mainly a result of becoming slightly less asset sensitive due to utilization of short-term funding to support asset growth. The decline in the rates down shock scenario is mainly a result of higher rates on assets in the base case when compared to December 31, 2015. Higher base case asset portfolio rates resulted in a larger decrease in rates before hitting assumed floors.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

When comparing the EVE results for December 31, 2016 and December 31, 2015, the percent change to EVE has declined in the rates up shock scenarios and improved in the rates down shock scenario. The percentage change to EVE in our rate shock scenarios is mainly attributed to changes in interest rates and model refinements.
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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
S&T Bancorp, Inc. and Subsidiaries

	December 31,
(in thousands, except share and per share data)	2016	2015
ASSETS
Cash and due from banks, including interest-bearing deposits of $87,201 and $41,639 at December 31, 2016 and 2015	$139,486	$99,399
Securities available-for-sale, at fair value	693,487	660,963
Loans held for sale	3,793	35,321
Portfolio loans, net of unearned income	5,611,419	5,027,612
Allowance for loan losses	(52,775)	(48,147)
Portfolio loans, net	5,558,644	4,979,465
Bank owned life insurance	72,081	70,175
Premises and equipment, net	44,999	49,127
Federal Home Loan Bank and other restricted stock, at cost	31,817	23,032
Goodwill	291,670	291,764
Other intangible assets, net	4,910	6,525
Other assets	102,166	102,583
Total Assets	$6,943,053	$6,318,354
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,263,833	$1,227,766
Interest-bearing demand	638,300	616,188
Money market	936,461	605,184
Savings	1,050,131	1,061,265
Certificates of deposit	1,383,652	1,366,208
Total Deposits	5,272,377	4,876,611
Securities sold under repurchase agreements	50,832	62,086
Short-term borrowings	660,000	356,000
Long-term borrowings	14,713	117,043
Junior subordinated debt securities	45,619	45,619
Other liabilities	57,556	68,758
Total Liabilities	6,101,097	5,526,117
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at December 31, 2016 and December 31, 2015 Outstanding—34,913,023 shares at December 31, 2016 and 34,810,374 shares at December 31, 2015	90,326	90,326
Additional paid-in capital	213,098	210,545
Retained earnings	585,891	544,228
Accumulated other comprehensive income (loss)	(13,784)	(16,457)
Treasury stock (1,217,457 shares at December 31, 2016 and 1,320,106 shares at December 31, 2015, at cost)	(33,575)	(36,405)
Total Shareholders’ Equity	841,956	792,237
Total Liabilities and Shareholders’ Equity	$6,943,053	$6,318,354
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF NET INCOME
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014
INTEREST INCOME
Loans, including fees	$212,301	$188,012	$147,293
Investment Securities:
Taxable	10,340	9,792	8,983
Tax-exempt	3,658	3,954	3,857
Dividends	1,475	1,790	390
Total Interest Income	227,774	203,548	160,523
INTEREST EXPENSE
Deposits	19,692	12,944	10,128
Borrowings and junior subordinated debt securities	4,823	3,053	2,353
Total Interest Expense	24,515	15,997	12,481
NET INTEREST INCOME	203,259	187,551	148,042
Provision for loan losses	17,965	10,388	1,715
Net Interest Income After Provision for Loan Losses	185,294	177,163	146,327
NONINTEREST INCOME
Securities (losses) gains, net	—	(34)	41
Service charges on deposit accounts	12,512	11,642	10,559
Debit and credit card fees	11,943	12,113	10,781
Wealth management fees	10,456	11,444	11,343
Insurance fees	5,253	5,500	5,955
Mortgage banking	2,879	2,554	917
Gain on sale of credit card portfolio	2,066	—	—
Other	9,526	7,814	6,742
Total Noninterest Income	54,635	51,033	46,338
NONINTEREST EXPENSE
Salaries and employee benefits	77,325	68,252	60,442
Net occupancy	11,057	10,652	8,211
Data processing	9,047	9,677	8,737
Furniture and equipment	7,290	6,093	5,317
Professional services and legal	4,212	3,365	3,717
Other taxes	4,050	3,616	2,905
FDIC insurance	3,984	3,416	2,436
Marketing	3,713	4,224	3,316
Merger related expenses	—	3,167	689
Other	22,554	24,255	21,470
Total Noninterest Expense	143,232	136,717	117,240
Income Before Taxes	96,697	91,479	75,425
Provision for income taxes	25,305	24,398	17,515
Net Income Available to Common Shareholders	$71,392	$67,081	$57,910
Earnings per common share—basic	$2.06	$1.98	$1.95
Earnings per common share—diluted	$2.05	$1.98	$1.95
Dividends declared per common share	$0.77	$0.73	$0.68
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Net Income	$71,392	$67,081	$57,910
Other Comprehensive Income (Loss), Before Tax:
Net change in unrealized gains on securities available-for-sale	(2,899)	(663)	11,825
Net available-for-sale securities losses (gains) reclassified into earnings	—	34	(41)
Adjustment to funded status of employee benefit plans	6,974	(3,551)	(13,394)
Other Comprehensive Income (Loss), Before Tax	4,075	(4,180)	(1,610)
Income tax (expense) benefit related to items of other comprehensive income	(1,402)	1,556	471
Other Comprehensive Income (Loss), After Tax	2,673	(2,624)	(1,139)
Comprehensive Income	$74,065	$64,457	$56,771
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
S&T Bancorp, Inc. and Subsidiaries

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2013	$77,993	$78,140	$468,158	$(12,694)	$(40,291)	$571,306
Net income for 2014			57,910			57,910
Other comprehensive income (loss), net of tax				(1,139)		(1,139)
Cash dividends declared ($0.68 per share)			(20,203)			(20,203)
Treasury stock issued (58,672 shares, net)			(1,805)		1,642	(163)
Recognition of restricted stock compensation expense		933				933
Tax benefit from stock-based compensation		16				16
Issuance costs		(271)				(271)
Balance at December 31, 2014	$77,993	$78,818	$504,060	$(13,833)	$(38,649)	$608,389
Net income for 2015			67,081			67,081
Other comprehensive income (loss), net of tax				(2,624)		(2,624)
Cash dividends declared ($0.73 per share)			(24,487)			(24,487)
Common stock issued in acquisition (4,933,115 shares)	12,333	130,136				142,469
Treasury stock issued (80,862 shares, net)			(2,426)		2,244	(182)
Recognition of restricted stock compensation expense		1,670				1,670
Tax benefit from stock-based compensation		53				53
Issuance costs		(132)				(132)
Balance at December 31, 2015	$90,326	$210,545	$544,228	$(16,457)	$(36,405)	$792,237
Net income for 2016			71,392			71,392
Other comprehensive income (loss), net of tax				2,673		2,673
Cash dividends declared ($0.77 per share)			(26,784)			(26,784)
Treasury stock issued (102,649 shares, net)			(2,945)		2,830	(115)
Recognition of restricted stock compensation expense		2,544	—		—	2,544
Tax benefit from stock-based compensation		9				9
Balance at December 31, 2016	$90,326	$213,098	$585,891	$(13,784)	$(33,575)	$841,956
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
OPERATING ACTIVITIES
Net Income	$71,392	$67,081	$57,910
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,965	10,388	1,715
Provision for unfunded loan commitments	65	258	(655)
Net depreciation, amortization and accretion	3,628	356	4,703
Net amortization of discounts and premiums on securities	3,829	3,600	3,680
Stock-based compensation expense	2,544	1,636	975
Securities losses, (gains), net	—	34	(41)
Net gain on sale of credit card portfolio	(2,066)	—	—
Pension plan curtailment gain	(1,017)	—	—
Tax benefit from stock-based compensation	(9)	(53)	(16)
Mortgage loans originated for sale	(106,020)	(107,489)	(42,842)
Proceeds from the sale of loans	108,209	99,458	42,361
Deferred income taxes	536	(427)	1,536
Gain on sale of fixed assets	—	(179)	(33)
Gain on the sale of loans, net	(1,621)	(1,044)	(353)
Net increase in interest receivable	(2,409)	(2,744)	(933)
Net increase (decrease) in interest payable	1,715	(193)	(127)
Net decrease (increase) in other assets	4,668	(11,396)	7,628
Net (decrease) increase in other liabilities	(4,613)	1,298	2,595
Net Cash Provided by Operating Activities	96,796	60,584	78,103
INVESTING ACTIVITIES
Proceeds from maturities, prepayments and calls of securities available-for-sale	74,110	50,142	57,092
Proceeds from sales of securities available-for-sale	—	11,119	1,418
Purchases of securities available-for-sale	(113,362)	(74,712)	(181,213)
Net purchases of Federal Home Loan Bank stock	(8,784)	(855)	(1,506)
Net increase in loans	(599,341)	(383,575)	(313,264)
Proceeds from the sale of loans not originated for resale	9,208	2,880	5,408
Purchases of premises and equipment	(3,560)	(5,133)	(5,079)
Proceeds from the sale of premises and equipment	57	467	96
Net cash paid in excess of cash acquired from bank merger	—	(16,347)	—
Proceeds from the sale of credit card portfolio	25,019	—	—
Proceeds from surrender of bank owned life insurance	—	10,277	—
Net Cash Used in Investing Activities	(616,653)	(405,737)	(437,048)
FINANCING ACTIVITIES
Net increase in core deposits	378,323	195,589	240,948
Net increase (decrease) in certificates of deposit	18,095	51,209	(4,549)
Net increase (decrease) in short-term borrowings	304,000	(2,660)	150,000
Net (decrease) increase in securities sold under repurchase agreements	(11,254)	31,481	(3,242)
Proceeds from long-term borrowings	—	100,000	—
Repayments of long-term borrowings	(102,330)	(2,399)	(2,367)
Repayment of junior subordinated debt	—	(13,500)	—
Treasury shares issued-net	(115)	(182)	(163)
Common stock Issuance costs	—	(132)	(271)
Cash dividends paid to common shareholders	(26,784)	(24,487)	(20,203)
Tax benefit from stock-based compensation	9	53	16
Net Cash Provided by (Used in) Financing Activities	559,944	334,972	360,169
Net increase (decrease) in cash and cash equivalents	40,087	(10,181)	1,224
Cash and cash equivalents at beginning of year	99,399	109,580	108,356

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Cash and Cash Equivalents at End of Year	$139,486	$99,399	$109,580
Supplemental Disclosures
Transfers to other real estate owned and other repossessed assets	$1,039	$843	$586
Interest paid	$22,800	$15,878	$12,609
Income taxes paid, net of refunds	$26,743	$23,175	$18,075
Loans transferred to held for sale	$250	$23,277	$—
Loans transferred to portfolio from held for sale	$7,933	$—	$—
Net assets (liabilities) from acquisitions, excluding cash and cash equivalents	$—	$43,433	$—
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
Reclassification
Amounts in prior years' period financial statements and footnotes are reclassified whenever necessary to conform to the current year’s presentation. Reclassifications had no effect on our results of operations or financial condition.
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
Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. In determining fair value, we use various valuation approaches, including market, income and cost approaches. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

participants would use in pricing an asset or liability, which are developed based on market data we have obtained from independent sources. Unobservable inputs reflect our estimates of assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.
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
Recurring Basis
Securities Available-for-Sale
Securities available-for-sale include both debt and equity securities. We obtain fair values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. We validate prices received from our pricing service through comparison to a secondary pricing service and broker quotes. We review the methodologies of the pricing service which provides us with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of our debt securities. The market evaluation sources for debt securities include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models, and vast descriptive terms and conditions databases, and extensive quality control programs.
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
Securities
We determine the appropriate classification of securities at the time of purchase. All securities, including both debt and equity securities, are classified as available-for-sale. These are securities that we intend to hold for an indefinite period of time, but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary and reported as a component of other comprehensive income (loss), net of tax. Realized gains and losses on the sale of available-for-sale securities and other-than-temporary impairment, or OTTI, charges are recorded within noninterest income in the Consolidated Statements of Net Income. Realized gains and losses on the sale of securities are determined using the specific-identification method. Bond premiums are amortized to the call date and bond discounts are accreted to the maturity date, both on a level yield basis.
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
Nonaccrual or Nonperforming Loans
We stop accruing interest on a loan when the borrower’s payment is 90 days past due. Loans are also placed on nonaccrual status when we have doubt about the borrower’s ability to comply with contractual repayment terms, even if payment is not past due. When the interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is recognized on nonaccrual loans on a cash basis if recovery of the remaining principal is reasonably assured. As a general rule, a nonaccrual loan may be restored to accrual status when its principal and interest is paid current and the bank expects repayment of the remaining contractual principal and interest, or when the loan otherwise becomes well secured and in the process of collection.
Troubled Debt Restructurings
Troubled debt restructurings, or TDRs, are loans where we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower. We strive to identify borrowers with financial difficulty early and work with them to come to a mutual resolution to modify the terms of their loan before the loan reaches nonaccrual status. These modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates or principal deferment. While unusual, there may be instances of principal forgiveness. These modifications are generally for longer term periods that would not be considered insignificant. Additionally, we classify loans where the debt obligation has been discharged through a Chapter 7 Bankruptcy and not reaffirmed as TDRs.
We individually evaluate all substandard commercial loans that have experienced a forbearance or change in terms agreement, and all substandard consumer and residential mortgage loans that entered into an agreement to modify their existing loan, to determine if they should be designated as TDRs.
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
Loans are considered to be impaired when based upon current information and events it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. We individually evaluate all substandard and nonaccrual commercial loans greater than $0.5 million for impairment. All TDRs will be reported as an impaired loan for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be fully collected according to the restructured agreement. For all TDRs, regardless of size, and all other impaired loans, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate. Specific reserves are established based upon the following three impairment methods: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate, 2) the loan’s observable market price or 3) the estimated fair value of the collateral if the loan is collateral dependent. Our impairment evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the impaired loan is less than the recorded investment in the loan balance.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
In conjunction with our annual review of the ALL assumptions, we have updated our analysis of LEPs for our Commercial and Consumer loan portfolio segments using our loan charge-off history. The analysis showed that the LEP for our Commercial Real Estate, or CRE, and Commercial and Industrial, or C&I portfolios, have shortened and the LEP for our Commercial Construction portfolio segment has lengthened. We estimate the LEP to be 3 years for CRE and 4 years for construction compared to 3.5 years for both in the prior year and 1.25 years for C&I compared to 2.5 years in the prior year. Our analysis showed an LEP for Consumer Real Estate of 2.75 years compared to 3.5 years in the prior year and Other Consumer of 1.25 years which is consistent with the prior year.
Another key assumption is the look-back period, or LBP, which represents the historical data period utilized to calculate loss rates. During 2016, we lengthened the LBP for all Commercial and Consumer portfolio segments in order to capture relevant historical data believed to be reflective of losses inherent in the portfolios. We used 7.5 years for our LBP for all portfolio segments which encompasses our loss experience during the recession, and our more recent improved loss experience. This compared to a LBP of 6.5 years in the prior year. The changes made to the ALL assumptions were applied prospectively and did not result in a material change to the total ALL.
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
Acquired loans are recorded at fair value on the date of acquisition with no carryover of the related ALL. Determining the fair value of acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. In estimating the fair value of our acquired loans, we considered a number of factors including the loan term, internal risk rating, delinquency status, prepayment rates, recovery periods, estimated value of the underlying collateral and the current interest rate environment.
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
Federal Home Loan Bank, or FHLB, stock is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon on the member's asset value, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the low-cost products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. Both cash and stock dividends are reported as income in taxable investment securities in the Consolidated Statements of Net Income. FHLB stock is evaluated for OTTI on a quarterly basis.
Atlantic Community Bankers’ Bank, or ACBB, stock is carried at cost and evaluated for impairment based on the ultimate recoverability of the carrying value. We do not currently use their membership products and services. We acquired ACBB stock through various mergers of banks that were ACBB members. ACBB stock is evaluated for OTTI on a quarterly basis.
Goodwill and Other Intangible Assets
We have three reporting units: Community Banking, Insurance and Wealth Management. At December 31, 2016, we had goodwill of $291.7 million, including $287.4 million in Community Banking, representing 99 percent of total goodwill, and $4.2 million in Insurance, representing one percent of total goodwill. The carrying value of goodwill is tested annually for impairment each October 1 or more frequently if it is determined that we should do so. We first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment considers such factors as macroeconomic conditions, market conditions specifically related to the banking industry, our overall financial performance and various other factors. If we determine that it is more likely than not that the fair value is less than the carrying amount, we proceed to test for impairment. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed and could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Variable Interest Entities
Variable interest entities, or VIEs, are legal entities that generally either do not have equity investors with voting rights or that have equity investors that do not provide sufficient financial resources for the entity to support its activities. When an enterprise has both the power to direct the economic activities of the VIE and the obligation to absorb losses of the VIE or the right to receive benefits of the VIE, the entity has a controlling financial interest in the VIE. A VIE often holds financial assets, including loans or receivables, or other property. The company with a controlling financial interest, the primary beneficiary, is required to consolidate the VIE into its consolidated balance sheets. S&T has one wholly-owned trust subsidiary, STBA Capital Trust I, or the Trust, for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. At its inception in 2008, the Trust issued floating rate trust preferred securities to the Trustee, another financial institution, and used the proceeds from the sale to invest in junior subordinated debt issued by us, which is the sole asset of the Trust. The Trust pays dividends on the trust preferred securities at the same rate as the interest we pay on our junior subordinated debt held by the Trust. Because the third-party investors are the primary beneficiaries, the Trust qualifies as a VIE. Accordingly, the Trust and its net assets are not included in our Consolidated Financial Statements. However, the junior subordinated debt issued by S&T is included in our Consolidated Balance Sheets.
Joint Ventures
We have made investments directly in Low Income Housing Tax Credit, or LIHTC, partnerships formed with third parties. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. These investments are amortized over a maximum of 10 years, which represents the period over which the tax credits will be utilized. We have determined that we are not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly impact the economic performance of the partnership and have both the obligation to absorb expected losses and the right to receive benefits.
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
Wealth Management Fees
Assets held in a fiduciary capacity by our subsidiary bank, S&T Bank, are not our assets and are therefore not included in our Consolidated Financial Statements. Wealth management fee income is reported in the Consolidated Statements of Net Income on an accrual basis.
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
Pensions
The expense for S&T Bank’s qualified and nonqualified defined benefit pension plans is actuarially determined using the projected unit credit actuarial cost method. It requires us to make economic assumptions regarding future interest rates and asset returns and various demographic assumptions. We estimate the discount rate used to measure benefit obligations by applying the projected cash flow for future benefit payments to a yield curve of high-quality corporate bonds available in the marketplace and by employing a model that matches bonds to our pension cash flows. The expected return on plan assets is an estimate of the long-term rate of return on plan assets, which is determined based on the current asset mix and estimates of return by asset class. We recognize in the Consolidated Balance Sheets an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. Gains or losses related to changes in benefit obligations or plan assets resulting from experience different from that assumed are recognized as other comprehensive income (loss) in the period in which they occur. To the extent that such gains or losses exceed ten percent of the greater of the projected benefit obligation or plan assets, they are recognized as a component of pension costs over the future service periods of actively employed plan participants. The funding policy for the qualified plan is to contribute an amount each year that is at least equal to the minimum required contribution as determined under the Pension Protection Act of 2006 and the Bipartisan Budget Act of 2015, but not more than the maximum amount permissible for taxable plan sponsors. Our nonqualified plans are unfunded.
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
Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in other assets or other liabilities, as appropriate, in the Consolidated Balance Sheets. We evaluate and assess the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

and maintain tax accruals consistent with the evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance. These changes, when they occur, can affect deferred taxes and accrued taxes, and the current period’s income tax expense and can be significant to our operating results.
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
Recently Adopted Accounting Standards Updates, or ASU
Business Combinations - Simplifying the Accounting for Measurement Period Adjustments
In September 2015, the Financial Accounting Standards Board, or FASB, issued ASU No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement Period Adjustments (Topic 805). The amendments in this ASU No. 2015-16 eliminate the requirement to retrospectively adjust the financial statements for measurement-period adjustments as if they were known at the acquisition date, and instead such adjustments will be recognized in the reporting period in which they are determined. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if that information had been revised. The measurement period is a reasonable time period after the acquisition date when the acquirer may adjust the provisional amounts recognized for a business combination if the necessary information is not available by the end of the reporting period in which the acquisition occurs. The measurement periods cannot continue for more than one year from the acquisition date. The standard is effective for annual periods and interim periods beginning after December 15, 2015. The adoption of this ASU had no impact on our results of operations or financial position.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Recently Issued Accounting Standards Updates not yet Adopted
Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The main objective of this ASU is to require companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. This represents a change from existing guidance, which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. The new guidance will require companies to defer the income tax effects only of intercompany transfers of inventory. The ASU does not explicitly state whether the tax effects of intra-entity transfers of assets other than inventory should be recognized as discrete items or included in the estimated annual effective tax rate for interim reporting purposes. This Update is effective for annual periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period. If an entity chooses to early adopt the amendments in the ASU, it must do so in the first interim period of its annual financial statements. That is, an entity cannot adopt the amendments in the ASU in a later interim period and apply them as if they were in effect as of the beginning of the year. We are evaluating the provisions of this ASU to determine the potential impact on our results of operations and financial position.
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The main objective of this ASU is to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs, Settlement of zero-coupon debt instruments, Contingent consideration payments made after a business combination, Proceeds from the settlement of insurance claims, Proceeds from the settlement of bank-owned life insurance (BOLI) policies, Distributions received from equity method investments, Beneficial interests in securitization transactions, and Separately identifiable cash flows and application of the predominance principle. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. We are evaluating the provisions of this ASU to determine the potential impact on our results of operations and financial position.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
Leases - Section A-Amendments to the FASB Accounting Standards Codification, Section B-Conforming Amendments Related to Leases and Section C-Background Information and Basis for Conclusions
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases on the balance sheet. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. Early adoption of this ASU is permitted. We anticipate that this ASU will impact our financial statements as it relates to the recognition of right-to-use assets and lease obligations on our Consolidated Balance Sheet. However, we do not expect that this ASU will have a material impact on our Consolidated Statement of Net Income.
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

NOTE 2. BUSINESS COMBINATIONS
On March 4, 2015, we acquired 100 percent of the voting shares of Integrity Bancshares, Inc., or Integrity, located in Camp Hill, Pennsylvania, through a tax-free reorganization transaction structured as a merger of Integrity with and into S&T, with S&T being the surviving entity. As a result of the Integrity merger, or the Merger, Integrity Bank, the wholly owned subsidiary bank of Integrity, became a separate wholly owned subsidiary bank of S&T. The merger of Integrity Bank into S&T Bank, with S&T Bank surviving the merger, and related system conversion occurred on May 8, 2015.
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

Loans acquired in the Merger were recorded at fair value with no carryover of the related Allowance for Loan Losses, or ALL. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The fair value of the loans acquired was $788.7 million net of a $14.8 million discount. The discount is accreted to interest income over the remaining contractual life of the loans. At March 4, 2015, acquired loans included $331.6 million of CRE, $184.2 million of C&I, $92.4

NOTE 2. BUSINESS COMBINATIONS - continued

million of commercial construction, $116.9 million of residential mortgage, $25.6 million of home equity, $36.1 million of installment and other consumer and $1.9 million of consumer construction.
Direct costs related to the Merger were expensed as incurred. No Merger related expenses were recognized during 2016. During 2015, we recognized $3.2 million of Merger related expenses, including $1.3 million for data processing contract termination and system conversion costs, $1.2 million in legal and professional expenses, $0.4 million in severance payments and $0.3 million in other expenses.

NOTE 3. EARNINGS PER SHARE
The following table reconciles the numerators and denominators of basic and diluted EPS:

	Years ended December 31,
(dollars in thousands, except share and per share data)	2016	2015	2014
Numerator for Earnings per Common Share—Basic:
Net income	$71,392	$67,081	$57,910
Less: Income allocated to participating shares	225	280	165
Net Income Allocated to Common Shareholders	$71,167	$66,801	$57,745
Numerator for Earnings per Common Share—Diluted:
Net income	$71,392	$67,081	$57,910
Denominators:
Weighted Average Common Shares Outstanding—Basic	34,677,738	33,812,990	29,683,103
Add: Dilutive potential common shares	95,432	35,092	25,621
Denominator for Treasury Stock Method—Diluted	34,773,170	33,848,082	29,708,724
Weighted Average Common Shares Outstanding—Basic	34,677,738	33,812,990	29,683,103
Add: Average participating shares outstanding	109,755	141,558	84,918
Denominator for Two-Class Method—Diluted	34,787,493	33,954,548	29,768,021
Earnings per common share—basic	$2.06	$1.98	$1.95
Earnings per common share—diluted	$2.05	$1.98	$1.95
Warrants considered anti-dilutive excluded from dilutive potential common shares - exercise price $31.53 per share, expires January 2019	517,012	517,012	517,012
Stock options considered anti-dilutive excluded from dilutive potential common shares	—	—	419,538
Restricted stock considered anti-dilutive excluded from dilutive potential common shares	116,749	106,466	59,297

NOTE 4. FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2016 and 2015.

	December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$24,811	$—	$24,811
Obligations of U.S. government corporations and agencies	—	232,179	—	232,179
Collateralized mortgage obligations of U.S. government corporations and agencies	—	129,777	—	129,777
Residential mortgage-backed securities of U.S. government corporations and agencies	—	37,358	—	37,358
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	125,604	—	125,604
Obligations of states and political subdivisions	—	132,509	—	132,509
Marketable equity securities	—	11,249	—	11,249
Total securities available-for-sale	—	693,487	—	693,487
Trading securities held in a Rabbi Trust	4,410	—	—	4,410
Total securities	4,410	693,487	—	697,897
Derivative financial assets:
Interest rate swaps	—	6,960	—	6,960
Interest rate lock commitments	—	236	—	236
Total Assets	$4,410	$700,683	$—	$705,093
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$6,958	$—	$6,958
Forward sale contracts	—	27	—	27
Total Liabilities	$—	$6,985	$—	$6,985

	December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$14,941	$—	$14,941
Obligations of U.S. government corporations and agencies	—	263,303	—	263,303
Collateralized mortgage obligations of U.S. government corporations and agencies	—	128,835	—	128,835
Residential mortgage-backed securities of U.S. government corporations and agencies	—	40,125	—	40,125
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	69,204	—	69,204
Obligations of states and political subdivisions	—	134,886	—	134,886
Marketable equity securities	—	9,669	—	9,669
Total securities available-for-sale		660,963	—	660,963
Trading securities held in a Rabbi Trust	4,021	—	—	4,021
Total securities	4,021	660,963	—	664,984
Derivative financial assets:
Interest rate swaps	—	11,295	—	11,295
Interest rate lock commitments	—	261	—	261
Total Assets	$4,021	$672,519	$—	$676,540
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$11,276	$—	$11,276
Forward Sale Contracts	—	5	—	5
Total Liabilities	$—	$11,281	$—	$11,281

NOTE 4. FAIR VALUE MEASUREMENTS -- continued

We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market.
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either December 31, 2016 or December 31, 2015. The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	December 31, 2016				December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Loans held for sale	$—	$—	$1,802	$1,802	$—	$—	$—	$—
Impaired loans	—	—	10,329	10,329	—	—	9,373	9,373
Other real estate owned	—	—	396	396	—	—	158	158
Mortgage servicing rights	—	—	4,098	4,098	—	—	3,396	3,396
Total Assets	$—	$—	$16,625	$16,625	$—	$—	$12,927	$12,927
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.
The carrying values and fair values of our financial instruments at December 31, 2016 and 2015 are presented in the following tables:

		Fair Value Measurements at December 31, 2016
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$139,486	$139,486	$139,486	$—	$—
Securities available-for-sale	693,487	693,487	—	693,487	—
Loans held for sale	3,793	3,815	—	—	3,815
Portfolio loans, net of unearned income	5,611,419	5,551,266	—	—	5,551,266
Bank owned life insurance	72,081	72,081	—	72,081	—
FHLB and other restricted stock	31,817	31,817	—	—	31,817
Trading securities held in a Rabbi Trust	4,410	4,410	4,410	—	—
Mortgage servicing rights	3,744	4,098	—	—	4,098
Interest rate swaps	6,960	6,960	—	6,960	—
Interest rate lock commitments	236	236	—	236	—
LIABILITIES
Deposits	$5,272,377	$5,276,499	$—	$—	$5,276,499
Securities sold under repurchase agreements	50,832	50,832	—	—	50,832
Short-term borrowings	660,000	660,000	—	—	660,000
Long-term borrowings	14,713	15,267	—	—	15,267
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	6,958	6,958	—	6,958	—
Forward sale contracts	27	27	—	27	—
(1)As reported in the Consolidated Balance Sheets

NOTE 4. FAIR VALUE MEASUREMENTS -- continued

		Fair Value Measurements at December 31, 2015
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$99,399	$99,399	$99,399	$—	$—
Securities available-for-sale	660,963	660,963	—	660,963	—
Loans held for sale	35,321	35,500	—	—	35,500
Portfolio loans, net of unearned income	5,027,612	5,001,004	—	—	5,001,004
Bank owned life insurance	70,175	70,175	—	70,175	—
FHLB and other restricted stock	23,032	23,032	—	—	23,032
Trading securities held in a Rabbi Trust	4,021	4,021	4,021	—	—
Mortgage servicing rights	3,237	3,396	—	—	3,396
Interest rate swaps	11,295	11,295	—	11,295	—
Interest rate lock commitments	261	261	—	261	—
LIABILITIES
Deposits	$4,876,611	$4,881,718	$—	$—	$4,881,718
Securities sold under repurchase agreements	62,086	62,086	—	—	62,086
Short-term borrowings	356,000	356,000	—	—	356,000
Long-term borrowings	117,043	117,859	—	—	117,859
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	11,276	11,276	—	11,276	—
Forward sale contracts	5	5	—	5	—
(1)As reported in the Consolidated Balance Sheets
NOTE 5. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Board of Governors of the Federal Reserve System, or the Federal Reserve, imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the Federal Reserve. The required reserves averaged $36.8 million for 2016, $44.1 million for 2015 and $41.8 million for 2014.
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

NOTE 7. SECURITIES AVAILABLE-FOR-SALE
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	December 31, 2016				December 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$24,891	$47	$(127)	$24,811	$14,914	$27	$—	$14,941
Obligations of U.S. government corporations and agencies	230,989	1,573	(383)	232,179	262,045	1,825	(567)	263,303
Collateralized mortgage obligations of U.S. government corporations and agencies	130,046	465	(734)	129,777	128,458	693	(316)	128,835
Residential mortgage-backed securities of U.S. government corporations and agencies	36,606	984	(232)	37,358	39,185	1,091	(151)	40,125
Commercial mortgage-backed securities of U.S. government corporations and agencies	127,311	243	(1,950)	125,604	69,697	183	(676)	69,204
Obligations of states and political subdivisions	128,783	3,772	(46)	132,509	128,904	5,988	(6)	134,886
Debt Securities	678,626	7,084	(3,472)	682,238	643,203	9,807	(1,716)	651,294
Marketable equity securities	7,579	3,670	—	11,249	7,579	2,090	—	9,669
Total	$686,205	$10,754	$(3,472)	$693,487	$650,782	$11,897	$(1,716)	$660,963
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Gross realized gains	$—	$—	$41
Gross realized losses	—	(34)	—
Net Realized (Losses) Gains	$—	$(34)	$41
The following tables present the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	December 31, 2016
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	1	$9,811	$(127)	—	$—	$—	1	$9,811	$(127)
Obligations of U.S. government corporations and agencies	7	62,483	(383)	—	—	—	7	62,483	(383)
Collateralized mortgage obligations of U.S. government corporations and agencies	10	83,031	(734)	—	—	—	10	83,031	(734)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	10,022	(232)	—	—	—	2	10,022	(232)
Commercial mortgage-backed securities of U.S. government corporations and agencies	10	96,576	(1,950)	—	—	—	10	96,576	(1,950)
Obligations of states and political subdivisions	1	5,577	(46)	—	—	—	1	5,577	(46)
Debt Securities	31	267,500	(3,472)	—	—	—	31	267,500	(3,472)
Marketable equity securities	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Securities	31	$267,500	$(3,472)	—	$—	$—	31	$267,500	$(3,472)

NOTE 7. SECURITIES AVAILABLE-FOR-SALE -- continued

	December 31, 2015
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	—	$—	$—	—	$—	$—
Obligations of U.S. government corporations and agencies	10	88,584	(379)	2	14,542	(188)	12	103,126	(567)
Collateralized mortgage obligations of U.S. government corporations and agencies	6	61,211	(316)	—	—	—	6	61,211	(316)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	7,993	(151)	—	—	—	1	7,993	(151)
Commercial mortgage-backed securities of U.S. government corporations and agencies	5	50,839	(450)	1	9,472	(226)	6	60,311	(676)
Obligations of states and political subdivisions	1	5,370	(6)	—	—	—	1	5,370	(6)
Debt Securities	23	213,997	(1,302)	3	24,014	(414)	26	238,011	(1,716)
Marketable equity securities	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Securities	23	$213,997	$(1,302)	3	$24,014	$(414)	26	$238,011	$(1,716)

We do not believe any individual unrealized loss as of December 31, 2016 represents an other than temporary impairment, or OTTI. As of December 31, 2016, the unrealized losses on 31 debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There were no unrealized losses on marketable equity securities at December 31, 2016 or 2015. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.
The following table displays net unrealized gains and losses, net of tax, on securities available-for-sale included in accumulated other comprehensive income/(loss), for the periods presented:

	December 31, 2016			December 31, 2015
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
Total unrealized gains (losses) on securities available for sale	$10,754	$(3,472)	$7,282	$11,897	$(1,716)	$10,181
Income tax (expense) benefit	(3,776)	1,219	(2,557)	(4,164)	601	(3,563)
Net unrealized gains (losses), net of tax included in accumulated other comprehensive income(loss)	$6,978	$(2,253)	$4,725	$7,733	$(1,115)	$6,618
The amortized cost and fair value of securities available-for-sale at December 31, 2016 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTE 7. SECURITIES AVAILABLE-FOR-SALE -- continued

	December 31, 2016
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$52,594	$52,696
Due after one year through five years	201,450	203,513
Due after five years through ten years	64,569	64,975
Due after ten years	66,050	68,315
	384,663	389,499
Collateralized mortgage obligations of U.S. government corporations and agencies	130,046	129,777
Residential mortgage-backed securities of U.S. government corporations and agencies	36,606	37,358
Commercial mortgage-backed securities of U.S. government corporations and agencies	127,311	125,604
Debt Securities	678,626	682,238
Marketable equity securities	7,579	11,249
Total	$686,205	$693,487
At December 31, 2016 and 2015, securities with carrying values of $342.0 million and $278.4 million were pledged for various regulatory and legal requirements.
NOTE 8. LOANS AND LOANS HELD FOR SALE
Loans are presented net of unearned income of $5.2 million and $3.2 million at December 31, 2016 and 2015 and net of a discount related to purchase accounting fair value adjustments of $7.1 million and $10.9 million at December 31, 2016 and December 31, 2015. The following table indicates the composition of the acquired and originated loans as of the dates presented:

	December 31,
(dollars in thousands)	2016	2015
Commercial
Commercial real estate	$2,498,476	$2,166,603
Commercial and industrial	1,401,035	1,256,830
Commercial construction	455,884	413,444
Total Commercial Loans	4,355,395	3,836,877
Consumer
Residential mortgage	701,982	639,372
Home equity	482,284	470,845
Installment and other consumer	65,852	73,939
Consumer construction	5,906	6,579
Total Consumer Loans	1,256,024	1,190,735
Total Portfolio Loans	5,611,419	5,027,612
Loans held for sale	3,793	35,321
Total Loans	$5,615,212	$5,062,933

As of December 31, 2016, our acquired loans from the Merger were $543.3 million including $273.0 million of CRE, $140.8 million of C&I, $33.5 million of commercial construction, $74.0 million of residential mortgage and $22.0 million of home equity, installment and other consumer construction. These acquired loans decreased from acquired loans at December 31, 2015 of $673.3 million, including $293.2 million of CRE, $167.7 million of C&I, $69.2 million of commercial construction, $115.6 million of residential mortgage, $27.5 million of home equity, installment and other consumer construction.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 78 percent of total portfolio loans at December 31, 2016 and 76 percent of total portfolio loans at December 31, 2015. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $3.0 billion or 68 percent of total commercial loans and 53 percent of total portfolio loans at December 31, 2016 and comprised of $2.6 billion or 67 percent of total commercial loans and 51 percent of total portfolio loans

NOTE 8. LOANS AND LOANS HELD FOR SALE -- continued

at December 31, 2015. Further segmentation of the CRE and Commercial Construction portfolios by collateral type reveals no concentration in excess of seven percent of total loans at either December 31, 2016 or December 31, 2015.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area, resulting in a geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. Our CRE and Commercial Construction portfolios have out-of-market exposure of 5.2 percent of the combined portfolio and 2.7 percent of total portfolio loans at December 31, 2016 and 5.8 percent of the combined portfolio and 3.0 percent of total portfolio loans at December 31, 2015.
The decrease in loans held for sale of $31.5 million from December 31, 2015 primarily related to the sale of our credit card portfolio in the first quarter of 2016, which was sold for $25.0 million and resulted in a $2.1 million gain in 2016. The remaining balance related to mortgages held for sale.
The following table summarizes the restructured loans as of the dates presented:

	December 31, 2016			December 31, 2015
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$2,994	$646	$3,640	$6,822	$3,548	$10,370
Commercial and industrial	1,387	4,493	5,880	6,321	1,570	7,891
Commercial construction	2,966	430	3,396	5,013	1,265	6,278
Residential mortgage	2,375	5,068	7,443	2,590	665	3,255
Home equity	3,683	954	4,637	3,184	523	3,707
Installment and other consumer	18	7	25	25	88	113
Total	$13,423	$11,598	$25,021	$23,955	$7,659	$31,614

NOTE 8. LOANS AND LOANS HELD FOR SALE -- continued

The following tables present the restructured loans for the 12 months ended December 31:

	2016
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Interest Rate Reduction	1	$250	$242	$(8)
Chapter 7 bankruptcy(2)	1	709	646	(63)
Commercial and industrial
Principal deferral	5	985	986	1
Maturity date extension	4	4,756	3,334	(1,422)
Commercial construction
Maturity date extension	3	1,251	1,151	(100)
Residential mortgage
Principal deferral	1	3,273	3,133	(140)
Maturity date extension	1	483	414	(69)
Maturity date extension and interest rate reduction	1	280	279	(1)
Chapter 7 bankruptcy(2)	7	439	413	(26)
Home equity
Maturity date extension	5	305	298	(7)
Maturity date extension and interest rate reduction	2	604	598	(6)
Principal deferral	1	47	45	(2)
Chapter 7 bankruptcy(2)	19	676	643	(33)
Installment and other consumer
Chapter 7 bankruptcy(2)	2	16	10	(6)
Total by Concession Type
Principal deferral	7	4,305	4,164	(141)
Interest rate reduction	1	250	242	(8)
Maturity date extension and interest rate reduction	3	884	877	(7)
Maturity date extension	13	6,795	5,197	(1,598)
Chapter 7 bankruptcy(2)	29	1,840	1,712	(128)
Total	53	$14,074	$12,192	$(1,882)
(1)Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2)Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

NOTE 8. LOANS AND LOANS HELD FOR SALE -- continued

	2015
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	2	$2,851	$1,841	$(1,010)
Maturity date extension	3	438	427	(11)
Commercial and industrial
Principal deferral	6	661	363	(298)
Maturity date extension	2	824	728	(96)
Commercial construction
Maturity date extension	3	1,434	1,432	(2)
Residential mortgage
Maturity date extension	8	545	265	(280)
Maturity date extension and interest rate reduction	1	207	205	(2)
Chapter 7 bankruptcy(2)	7	428	226	(202)
Home Equity
Maturity date extension and interest rate reduction	3	203	201	(2)
Maturity date extension	1	71	70	(1)
Chapter 7 bankruptcy(2)	23	619	576	(43)
Installment and other consumer
Chapter 7 bankruptcy(2)	1	9	4	(5)
Total by Concession Type
Principal deferral	8	3,512	2,204	(1,308)
Maturity date extension and interest rate reduction	4	410	406	(4)
Maturity date extension	17	3,312	2,922	(390)
Chapter 7 bankruptcy(2)	31	1,056	806	(250)
Total	60	$8,290	$6,338	$(1,952)
(1)Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2)Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
During 2016, we modified 18 loans that were not considered to be TDRs, including 15 C&I loans for $25.6 million, and three CRE loans for $3.1 million. The modifications primarily represented instances where we were adequately compensated through additional collateral or a higher interest rate or there was an insignificant delay in payment. As of December 31, 2016, we have one commitment for $0.8 million to lend additional funds on any TDRs.
We returned five TDRs totaling $0.9 million to accruing status during 2016. We returned eight TDRs to accruing status during 2015 totaling $0.4 million.
Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were no TDRs that defaulted during the years ended December 31, 2016 and 2015 that were restructured within the last 12 months prior to defaulting.
The following table is a summary of nonperforming assets as of the dates presented:

	December 31,
(dollars in thousands)	2016	2015
Nonperforming Assets
Nonaccrual loans	$31,037	$27,723
Nonaccrual TDRs	11,598	7,659
Total nonaccrual loans	42,635	35,382
OREO	679	354
Total Nonperforming Assets	$43,314	$35,736

NOTE 8. LOANS AND LOANS HELD FOR SALE -- continued

NPAs increased $7.6 million to $43.3 million during 2016 compared to $35.7 million for the year ended 2015, primarily due to subsequent deterioration on acquired loans since the acquisition date of $16.9 million offset by loan payoffs and charge-offs.
We have granted loans to certain officers and directors of S&T and to certain affiliates of the officers and directors in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectability.
The following table presents a summary of the aggregate amount of loans to any such persons as of December 31:

(dollars in thousands)	2016	2015
Balance at beginning of year	$24,517	$27,368
New loans	22,740	24,743
Repayments	(22,090)	(27,594)
Balance at End of Year	$25,167	$24,517

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
The following are key risks within each portfolio segment:

CRE—Loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes such as hotels, strip malls and apartments. Operations of the individual projects and global cash flows of the debtors are the primary sources of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type and the business prospects of the lessee, if the project is not owner occupied.

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

NOTE 9. ALLOWANCE FOR LOAN LOSSES -- continued

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
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	December 31, 2016
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,479,513	$2,032	$759	$16,172	$18,963	$2,498,476
Commercial and industrial	1,391,475	1,061	428	8,071	9,560	1,401,035
Commercial construction	450,410	547	—	4,927	5,474	455,884
Residential mortgage	689,635	1,312	1,117	9,918	12,347	701,982
Home equity	476,866	1,470	509	3,439	5,418	482,284
Installment and other consumer	65,525	176	43	108	327	65,852
Consumer construction	5,906	—	—	—	—	5,906
Loans held for sale	3,793	—	—	—	—	3,793
Total	$5,563,123	$6,598	$2,856	$42,635	$52,089	$5,615,212

	December 31, 2015
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,145,655	$11,602	$627	$8,719	$20,948	$2,166,603
Commercial and industrial	1,244,802	2,453	296	9,279	12,028	1,256,830
Commercial construction	401,084	3,517	90	8,753	12,360	413,444
Residential mortgage	631,085	1,728	930	5,629	8,287	639,372
Home equity	465,055	2,365	523	2,902	5,790	470,845
Installment and other consumer	73,486	242	111	100	453	73,939
Consumer construction	6,579	—	—	—	—	6,579
Loans held for sale	35,179	94	48	—	142	35,321
Total	$5,002,925	$22,001	$2,625	$35,382	$60,008	$5,062,933
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
The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

NOTE 9. ALLOWANCE FOR LOAN LOSSES -- continued

	December 31, 2016
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,423,742	97.0%	$1,315,507	93.9%	$430,472	94.4%	$4,169,721	95.7%
Special mention	33,098	1.3%	40,409	2.9%	14,691	3.2%	88,198	2.0%
Substandard	41,636	1.7%	45,119	3.2%	10,721	2.4%	97,476	2.3%
Total	$2,498,476	100.0%	$1,401,035	100.0%	$455,884	100.0%	$4,355,395	100.0%

	December 31, 2015
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,094,851	96.7%	$1,182,685	94.1%	$375,808	90.9%	$3,653,344	95.2%
Special mention	19,938	0.9%	43,896	3.5%	19,846	4.8%	83,680	2.2%
Substandard	51,814	2.4%	30,249	2.4%	17,790	4.3%	99,853	2.6%
Total	$2,166,603	100.0%	$1,256,830	100.0%	$413,444	100.0%	$3,836,877	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	December 31, 2016
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$692,064	98.6%	$478,845	99.3%	$65,744	99.8%	$5,906	100.0%	$1,242,559	98.9%
Nonperforming	9,918	1.4%	3,439	0.7%	108	0.2%	—	—%	13,465	1.1%
Total	$701,982	100.0%	$482,284	100.0%	$65,852	100.0%	$5,906	100.0%	$1,256,024	100.0%

	December 31, 2015
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$633,743	99.1%	$467,943	99.4%	$73,839	99.8%	$6,579	100.0%	$1,182,104	99.3%
Nonperforming	5,629	0.9%	2,902	0.6%	100	0.2%	—	—%	8,631	0.7%
Total	$639,372	100.0%	$470,845	100.0%	$73,939	100.0%	$6,579	100.0%	$1,190,735	100.0%
We individually evaluate all substandard and nonaccrual commercial loans greater than $0.5 million for impairment. Loans are considered to be impaired when based upon current information and events it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. All TDRs will be reported as an impaired loan for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is expected that the remaining principal and interest will be fully collected according to the restructured agreement. For all TDRs, regardless of size, and all other impaired loans, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate.

NOTE 9. ALLOWANCE FOR LOAN LOSSES -- continued

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	December 31, 2016			December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial and industrial	964	2,433	771	—	—	—
Commercial construction	—	—	—	500	1,350	3
Consumer real estate	26	26	26	116	116	32
Other consumer	1	1	1	2	2	2
Total with a Related Allowance Recorded	991	2,460	798	618	1,468	37
Without a related allowance recorded:
Commercial real estate	16,352	17,654	—	12,661	13,157	—
Commercial and industrial	5,902	7,699	—	14,417	15,220	—
Commercial construction	6,613	10,306	—	10,998	14,200	—
Consumer real estate	12,053	12,849	—	6,845	7,521	—
Other consumer	24	31	—	111	188	—
Total without a Related Allowance Recorded	40,944	48,539	—	45,032	50,286	—
Total:
Commercial real estate	16,352	17,654	—	12,661	13,157	—
Commercial and industrial	6,866	10,132	771	14,417	15,220	—
Commercial construction	6,613	10,306	—	11,498	15,550	3
Consumer real estate	12,079	12,875	26	6,961	7,637	32
Other consumer	25	32	1	113	190	2
Total	$41,935	$50,999	$798	$45,650	$51,754	$37
As of December 31, 2016, we had $41.9 million of impaired loans which included $18.4 million of acquired loans that experienced credit deterioration since the acquisition date.

NOTE 9. ALLOWANCE FOR LOAN LOSSES -- continued

The following table summarizes investments in loans considered to be impaired and related information on those impaired loans for the years presented:

	For the Year Ended
	December 31, 2016		December 31, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Without a related allowance recorded:
Commercial real estate	17,496	144	14,622	597
Commercial and industrial	6,141	160	14,416	450
Commercial construction	7,723	162	10,581	329
Consumer real estate	11,939	523	6,902	364
Other consumer	35	1	117	1
Total without a Related Allowance Recorded	43,334	990	46,638	1,741
With a related allowance recorded:
Commercial real estate	—	—	—	—
Commercial and industrial	2,438	—	—	—
Commercial construction	—	—	834	—
Consumer real estate	28	2	120	7
Other consumer	2	—	2	—
Total with a Related Allowance Recorded	2,468	2	956	7
Total:
Commercial real estate	17,496	144	14,622	597
Commercial and industrial	8,579	160	14,416	450
Commercial construction	7,723	162	11,415	329
Consumer real estate	11,967	525	7,022	371
Other consumer	37	1	119	1
Total	$45,802	$992	$47,594	$1,748
The following tables detail activity in the ALL for the periods presented:

	2016
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of year	$15,043	$10,853	$12,625	$8,400	$1,226	$48,147
Charge-offs	(3,114)	(6,810)	(1,877)	(1,657)	(2,103)	(15,561)
Recoveries	692	722	21	433	356	2,224
Net (Charge-offs) Recoveries	(2,422)	(6,088)	(1,856)	(1,224)	(1,747)	(13,337)
Provision for loan losses	7,355	6,045	3,230	(1,081)	2,416	17,965
Balance at End of Year	$19,976	$10,810	$13,999	$6,095	$1,895	$52,775

	2015
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of year	$20,164	$13,668	$6,093	$6,333	$1,653	$47,911
Charge-offs	(2,787)	(5,463)	(3,321)	(2,167)	(1,528)	(15,266)
Recoveries	3,545	605	143	495	326	5,114
Net Recoveries (Charge-offs)	758	(4,858)	(3,178)	(1,672)	(1,202)	(10,152)
Provision for loan losses	(5,879)	2,043	9,710	3,739	775	10,388
Balance at End of Year	$15,043	$10,853	$12,625	$8,400	$1,226	$48,147
Loans acquired in the Merger were recorded at fair value with no carryover of the ALL. As of December 31, 2016, acquired loans from the Merger of $543.3 million were outstanding, which decreased from $673.3 million at December 31,

NOTE 9. ALLOWANCE FOR LOAN LOSSES -- continued

2015. Additional credit deterioration on acquired loans during 2016 in excess of the original credit discount embedded in the fair value determination on the date of acquisition, was recognized in the ALL through the provision for loan losses.
The following tables present the ALL and recorded investments in loans by category as of December 31:

	2016
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$19,976	$19,976	$16,352	$2,482,124	$2,498,476
Commercial and industrial	771	10,039	10,810	6,866	1,394,169	1,401,035
Commercial construction	—	13,999	13,999	6,613	449,271	455,884
Consumer real estate	26	6,069	6,095	12,079	1,178,093	1,190,172
Other consumer	1	1,894	1,895	25	65,827	65,852
Total	$798	$51,977	$52,775	$41,935	$5,569,484	$5,611,419

	2015
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$15,043	$15,043	$12,661	$2,153,942	$2,166,603
Commercial and industrial	—	10,853	10,853	14,417	1,242,413	1,256,830
Commercial construction	3	12,622	12,625	11,498	401,946	413,444
Consumer real estate	32	8,368	8,400	6,961	1,109,835	1,116,796
Other consumer	2	1,224	1,226	113	73,826	73,939
Total	$37	$48,110	$48,147	$45,650	$4,981,962	$5,027,612

NOTE 10. PREMISES AND EQUIPMENT
The following table is a summary of premises and equipment as of the dates presented:

	December 31,
(dollars in thousands)	2016	2015
Land	$6,397	$8,699
Premises	52,696	52,968
Furniture and equipment	32,328	29,543
Leasehold improvements	7,293	7,186
	98,714	98,396
Accumulated depreciation	(53,715)	(49,269)
Total	$44,999	$49,127
Depreciation expense related to premises and equipment was $5.0 million in 2016, $4.7 million in 2015 and $3.5 million in 2014.
Certain banking facilities are leased under arrangements expiring at various dates until the year 2054. We account for these leases on a straight-line basis due to escalation clauses. All leases are accounted for as operating leases, except for one capital lease. Rental expense for premises amounted to $4.1 million, $3.9 million and $2.7 million in 2016, 2015 and 2014. Included in the rental expense for premises are leases entered into with two S&T directors, which totaled $0.3 million each year in 2016, 2015 and 2014.

NOTE 10. PREMISES AND EQUIPMENT -- continued

Minimum annual rental and renewal option payments for each of the following five years and thereafter are approximately:

(dollars in thousands)	Operating	Capital	Total
2017	$3,388	$76	$3,464
2018	3,394	76	3,470
2019	3,430	76	3,506
2020	3,380	77	3,457
2021	3,401	77	3,478
Thereafter	57,864	534	58,398
Total	$74,857	$916	$75,773

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents goodwill as of the dates presented:

	December 31,
(dollars in thousands)	2016	2015
Balance at beginning of year	$291,764	$175,820
Additions	—	115,944
Other adjustments	(94)	—
Balance at End of Year	$291,670	$291,764
Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Purchase accounting guidance allows for a reasonable period of time following an acquisition for the acquirer to obtain the information necessary to complete the accounting for a business combination. This period is known as the measurement period. Additional measurement period purchase accounting adjustments, primarily related to taxes from the Integrity merger, decreased goodwill by less than $0.1 million in 2016. Additional goodwill of $115.9 million was recorded during 2015, for our acquisition of Integrity. Refer to Note 2 Business Combinations for further details on the Integrity acquisition.
Goodwill is reviewed for impairment annually or more frequently if it is determined that a triggering event has occurred. Based upon our qualitative assessment performed for our annual impairment analysis, we concluded that it is more likely than not that the fair value of the reporting units exceeds the carrying value. In general, the overall macroeconomic conditions and more specifically the economic conditions of the banking industry have been very good. Additionally, our overall performance has been good and we did not identify any other facts and circumstances causing us to conclude that it is more likely than not that the fair value of the reporting units would be less than the carrying value.
The following table shows a summary of intangible assets as of the dates presented:

	December 31,
(dollars in thousands)	2016	2015
Gross carrying amount at beginning of year	$22,114	$16,401
Additions	—	5,713
Accumulated amortization	(17,204)	(15,589)
Balance at End of Year	$4,910	$6,525
Intangible assets as of December 31, 2016 consisted of $4.5 million for core deposits, $0.1 million for wealth management relationships and $0.3 million for insurance contract relationships resulting from acquisitions. The addition of $5.7 million during 2015 was due to the core deposit intangible asset related to the acquisition of Integrity. We determined the amount of identifiable intangible assets based upon independent core deposit, wealth management and insurance contract valuations. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. There were no triggering events in 2016 requiring an impairment analysis to be completed.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS -- continued

Amortization expense on finite-lived intangible assets totaled $1.6 million, $1.8 million and $1.1 million for 2016, 2015 and 2014. The following is a summary of the expected amortization expense for finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2016:

(dollars in thousands)	Amount
2017	$1,311
2018	812
2019	689
2020	588
2021	512
Total	$3,912

NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table indicates the amounts representing the value of derivative assets and derivative liabilities at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2016	2015	2016	2015
Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts—Commercial Loans
Fair value	$6,960	$11,295	$6,958	$11,276
Notional amount	232,396	245,595	232,396	245,595
Collateral posted	—	—	14,340	12,753
Interest Rate Lock Commitments—Mortgage Loans
Fair value	236	261	—	—
Notional amount	8,490	9,894	—	—
Forward Sale Contracts—Mortgage Loans
Fair value	—	—	27	5
Notional amount	—	—	8,216	9,800
Presenting offsetting derivatives that are subject to legally enforceable netting arrangements with the same party is permitted. For example, we may have a derivative asset and a derivative liability with the same counterparty to a swap transaction and are permitted to offset the asset position and the liability position resulting in a net presentation.
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2016	2015	2016	2015
Derivatives not Designated as Hedging Instruments
Gross amounts recognized	$8,590	$11,295	$8,588	$11,276
Gross amounts offset	(1,630)	—	(1,630)	—
Net amounts presented in the Consolidated Balance Sheets	6,960	11,295	6,958	11,276
Gross amounts not offset(1)	—	—	(14,340)	(12,573)
Net Amount	$6,960	$11,295	$(7,382)	$(1,297)
(1)Amounts represent posted collateral.

The following table indicates the gain or loss recognized in income on derivatives for the years ended December 31:

(dollars in thousands)	2016	2015	2014
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(16)	$(8)	$(24)
Interest rate lock commitments—mortgage loans	(25)	26	150
Forward sale contracts—mortgage loans	(22)	52	(90)
Total Derivative(Loss) Gain	$(63)	$70	$36

NOTE 13. MORTGAGE SERVICING RIGHTS
For the years ended December 31, 2016, 2015 and 2014, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $93.9 million, $76.8 million and $40.1 million. At December 31, 2016, 2015 and 2014 our servicing portfolio totaled $407.3 million, $361.2 million and $325.8 million.
The following table indicates MSRs and the net carrying values:

(dollars in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value
Balance at December 31, 2014	$3,108	$(291)	$2,817
Additions	856	—	856
Amortization	(538)	—	(538)
Temporary (impairment) recapture	—	102	102
Balance at December 31, 2015	$3,426	$(189)	$3,237
Additions	1,047	—	1,047
Amortization	(615)	—	(615)
Temporary (impairment) recapture	—	75	75
Balance at December 31, 2016	$3,858	$(114)	$3,744

NOTE 14. QUALIFIED AFFORDABLE HOUSING
We invest in affordable housing projects primarily to satisfy our Community Reinvestment Act requirements. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. Our total investment in qualified affordable housing projects was $11.7 million at December 31, 2016 and $15.0 million at December 31, 2015. We had no open commitments to fund current or future investments in qualified affordable housing projects at December 31, 2016 or December 31, 2015. Amortization expense, included in other noninterest expense in the Consolidated Statements of Net Income, was $3.3 million, $3.6 million and $4.1 million for December 31, 2016, 2015 and 2014. The amortization expense was offset by tax credits of $3.7 million, $4.0 million and $4.3 million for December 31, 2016, 2015 and 2014, as a reduction to our federal tax provision.

NOTE 15. DEPOSITS
The following table presents the composition of deposits at December 31 and interest expense for the years ended December 31:

	2016		2015		2014
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$1,263,833	$—	$1,227,766	$—	$1,083,919	$—
Interest-bearing demand	638,300	111	616,188	818	335,099	19
Money market	936,461	4,199	605,184	1,299	376,612	572
Savings	1,050,131	2,002	1,061,265	1,712	1,027,095	1,607
Certificates of deposit	1,383,652	13,380	1,366,208	9,115	1,086,117	7,930
Total	$5,272,377	$19,692	$4,876,611	$12,944	$3,908,842	$10,128

NOTE 15. DEPOSITS -- continued

The aggregate of all certificates of deposit over $100,000, including Brokered CD's, was $671.5 million and $555.4 million at December 31, 2016 and 2015.
The following table indicates the scheduled maturities of certificates of deposit at December 31, 2016:

(dollars in thousands)	Amount
2017	$1,017,744
2018	221,829
2019	48,890
2020	38,629
2021	48,438
Thereafter	8,122
Total	$1,383,652

NOTE 16. SHORT-TERM BORROWINGS
Short-term borrowings are for terms under one year and were comprised of REPOs and FHLB advances. REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation, or FDIC. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. Securities with amortized cost of $53.1 million and carrying value of $52.9 million at December 31, 2016 and amortized cost of $67.0 million and carrying value of $66.9 million at December 31, 2015 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily.
The following table represents the composition of short-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

	2016			2015			2014
(dollars in thousands)	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense
REPOs	$50,832	0.01%	$5	$62,086	0.01%	$4	$30,605	0.01%	$3
FHLB advances	660,000	0.76%	2,713	356,000	0.52%	932	290,000	0.31%	511
Total Short-term Borrowings	$710,832	0.70%	$2,718	$418,086	0.44%	$936	$320,605	0.27%	$514

NOTE 17. LONG-TERM BORROWINGS AND SUBORDINATED DEBT
Long-term borrowings are for original terms greater than or equal to one year and are comprised of FHLB advances, a capital lease and junior subordinated debt securities. Our long-term borrowings at the Pittsburgh FHLB were $14.7 million as of December 31, 2016 and $117.0 million as of December 31, 2015. FHLB borrowings are secured by a blanket lien on residential mortgages and other real estate secured loans. Total loans pledged as collateral at the FHLB were $3.2 billion at December 31, 2016. We were eligible to borrow up to an additional $1.4 billion based on qualifying collateral, to a maximum borrowing capacity of $2.3 billion at December 31, 2016.
The following table represents the balance of long-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

(dollars in thousand)	2016	2015	2014
Long-term borrowings	$14,713	$117,043	$19,442
Weighted average interest rate	2.91%	0.81%	3.00%
Interest expense	$670	$790	$617
Scheduled annual maturities and average interest rates for all of our long-term debt, including a capital lease of $0.1 million, for each of the five years and thereafter subsequent to December 31, 2016 are as follows:

NOTE 17. LONG-TERM BORROWINGS AND SUBORDINATED DEBT -- continued

(dollars in thousands)	Balance	Average Rate
2017	$2,412	3.52%
2018	2,496	3.60%
2019	2,514	3.13%
2020	2,004	3.22%
2021	1,057	3.44%
Thereafter	4,230	1.84%
Total	$14,713	2.94%
Junior Subordinated Debt Securities
The following table represents the composition of junior subordinated debt securities at December 31 and the interest expense for the years ended December 31:

	2016		2015		2014
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
2006 Junior subordinated debt	$25,000	$580	$25,000	$554	$25,000	$463
2008 Junior subordinated debt—trust preferred securities	20,619	854	20,619	773	20,619	759
Total	$45,619	$1,434	$45,619	$1,327	$45,619	$1,222
The following table summarizes the key terms of our junior subordinated debt securities:

(dollars in thousands)	2006 Junior Subordinated Debt	2008 Trust Preferred Securities
Junior Subordinated Debt	$25,000	—
Trust Preferred Securities	—	$20,619
Stated Maturity Date	12/15/2036	3/15/2038
Optional redemption date at par	Any time after 9/15/2011	Any time after 3/15/2013
Regulatory Capital	Tier 2	Tier 1
Interest Rate	3 month LIBOR plus 160 bps	3 month LIBOR plus 350 bps
Interest Rate at December 31, 2016	2.56%	4.46%
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

NOTE 18. COMMITMENTS AND CONTINGENCIES
Commitments
The following table sets forth our commitments and letters of credit as of the dates presented:

	December 31,
(dollars in thousands)	2016	2015
Commitments to extend credit	$1,509,696	$1,619,854
Standby letters of credit	84,534	97,676
Total	$1,594,230	$1,717,530
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
Our allowance for unfunded loan commitments totaled $2.6 million at December 31, 2016 and $2.5 million at December 31, 2015.
We have future commitments with third party vendors for data processing and communication charges. Data processing and communication expense was $10.4 million, $11.7 million and $9.8 million for 2016, 2015 and 2014. Included in this expense was $1.3 million of one-time merger related expenses in 2015. There were no data processing and communication merger related expenses in 2016 or 2014.
The following table sets forth the future estimated payments related to data processing and communication charges for each of the five years following December 31, 2016:

(dollars in thousands)	Total
2017	$11,671
2018	12,046
2019	12,451
2020	12,875
2021	13,315
Total	$62,358
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.
NOTE 19. INCOME TAXES
Income tax expense (benefit) for the years ended December 31 is comprised of:

(dollars in thousands)	2016	2015	2014
Federal
Current	$24,521	$24,825	$15,979
Deferred	665	(427)	1,536
Total Federal	25,186	24,398	17,515
State
Current	248	—	—
Deferred	(129)	—	—
Total State	119	—	—
Total Federal and State	$25,305	$24,398	$17,515
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. We ordinarily generate an annual effective tax rate that is less than the federal statutory rate of 35 percent primarily due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on BOLI and tax benefits associated with LIHTC from certain partnership investments.

NOTE 19. INCOME TAXES -- continued

The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
Low income housing tax credits	(3.8)%	(4.4)%	(5.8)%
Tax-exempt interest	(4.4)%	(4.1)%	(4.6)%
Bank owned life insurance	(0.8)%	(0.8)%	(0.8)%
Other	0.2%	1.0%	(0.6)%
Effective Tax Rate	26.2%	26.7%	23.2%
Significant components of our temporary differences were as follows at December 31:

(dollars in thousands)	2016	2015
Deferred Tax Liabilities:
Net unrealized holding gains on securities available-for-sale	$(2,557)	$(3,563)
Prepaid pension	(2,770)	(2,865)
Deferred loan income	(3,815)	(2,847)
Depreciation on premises and equipment	(1,239)	(1,226)
Other	(1,766)	(809)
Total Deferred Tax liabilities	(12,147)	(11,310)
Deferred Tax Assets:
Allowance for loan losses	19,446	17,740
Purchase accounting adjustments	365	1,298
Other employee benefits	3,983	2,556
Low income housing partnerships	4,845	4,531
Net adjustment to funded status of pension	10,018	12,425
Impairment of securities	1,318	1,354
State net operating loss carryforwards	3,114	2,670
Other	4,984	6,155
Gross Deferred Tax Assets	48,073	48,729
Less: Valuation allowance	(3,114)	(2,670)
Total Deferred Tax Assets	44,959	46,059
Net Deferred Tax Asset	$32,812	$34,749
We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the deferred tax assets. Except for Pennsylvania net operating losses, or NOLs, we have determined that a valuation allowance is unnecessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The valuation allowance is reviewed quarterly and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets were reduced by a valuation allowance of $3.1 million in 2016 related to Pennsylvania income tax NOLs. The Pennsylvania NOL carryforwards total $31.2 million and will expire in the years 2020-2036.

NOTE 19. INCOME TAXES -- continued

Unrecognized Tax Benefits
The following table reconciles the change in Federal and State gross unrecognized tax benefits, or UTB, for the years ended December 31:

(dollars in thousands)	2016	2015	2014
Balance at beginning of year	$1,102	$284	$1,902
Prior period tax positions
Increase	—	818	55
Decrease	(449)	—	(1,673)
Current period tax positions	151	—	—
Reductions for statute of limitations expirations	—	—	—
Balance at End of Year	$804	$1,102	$284
Amount That Would Impact the Effective Tax Rate if Recognized	$610	$542	$184
We classify interest and penalties as an element of tax expense. We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2016, no significant changes to UTB are projected, however, tax audit examinations are possible. The UTB balance for the years ended December 31, 2016, 2015 and 2014 include a cumulative amount of $0.1 million related to interest in the Consolidated Balance Sheets. We recognized insignificant amounts of interest in 2016, 2015 and 2014 in the Consolidated Statements of Net Income.
During 2016, the IRS completed its examination of our 2013 tax year. The examination was closed with no material adjustments impacting tax expense. As of December 31, 2016, all income tax returns filed for the tax years 2014 and 2015 remain subject to examination by the IRS.
NOTE 20. TAX EFFECTS ON OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the tax effects of the components of other comprehensive income (loss) for the years ended December 31:

(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2016
Net change in unrealized gains on securities available-for-sale	$(2,899)	$1,006	$(1,893)
Net available-for-sale securities losses (gains) reclassified into earnings	—	—	—
Adjustment to funded status of employee benefit plans	6,974	(2,408)	4,566
Other Comprehensive Income (Loss)	$4,075	$(1,402)	$2,673
2015
Net change in unrealized gains on securities available-for-sale	$(663)	$232	$(431)
Net available-for-sale securities losses reclassified into earnings	34	(12)	22
Adjustment to funded status of employee benefit plans	(3,551)	1,336	(2,215)
Other Comprehensive Income (Loss)	$(4,180)	$1,556	$(2,624)
2014
Net change in unrealized gains on securities available-for-sale	$11,825	$(4,139)	$7,686
Net available-for-sale securities gains reclassified into earnings	(41)	15	(26)
Adjustment to funded status of employee benefit plans	(13,394)	4,595	(8,799)
Other Comprehensive Income (Loss)	$(1,610)	$471	$(1,139)

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
The following table summarizes the activity in the benefit obligation and Plan assets deriving the funded status, which is recorded in other liabilities in the Consolidated Balance Sheets:

(dollars in thousands)	2016	2015
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$109,747	$113,124
Service cost	463	2,601
Interest cost	4,296	4,425
Actuarial loss (gain)	3,575	(4,257)
Curtailments	(6,997)	—
Benefits paid	(5,250)	(6,146)
Projected Benefit Obligation at End of Year	$105,834	$109,747
Change in Plan Assets
Fair value of plan assets at beginning of year	$84,585	$93,486
Actual return on plan assets	8,376	(2,755)
Benefits paid	(5,250)	(6,146)
Fair Value of Plan Assets at End of Year	$87,711	$84,585
Funded Status	$(18,123)	$(25,162)
The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) at December 31:

(dollars in thousands)	2016	2015
Prior service credit	$—	$(1,029)
Net actuarial loss	26,013	34,376
Total (Before Tax Effects)	$26,013	$33,347
Below are the actuarial weighted average assumptions used in determining the benefit obligation:

	2016	2015
Discount rate	4.00%	4.25%
Rate of compensation increase(1)	—%	3.00%
(1)Rate of compensation increase is not applicable for 2016 due to the amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016

NOTE 21. EMPLOYEE BENEFITS -- continued

The following table summarizes the components of net periodic pension cost and other changes in Plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31:

(dollars in thousands)	2016	2015	2014
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$463	$2,601	$2,369
Interest cost on projected benefit obligation	4,296	4,425	4,470
Expected return on plan assets	(5,780)	(7,180)	(6,907)
Amortization of prior service credit	(11)	(138)	(137)
Recognized net actuarial loss	2,345	2,028	941
Curtailment (gain)	(1,017)	—	—
Net Periodic Pension Expense	$296	$1,736	$736
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income (Loss)
Net actuarial (gain) loss	$(6,018)	$5,678	$13,294
Recognized net actuarial loss	(2,345)	(2,028)	(941)
Recognized prior service credit	1,029	138	137
Total (Before Tax Effects)	$(7,334)	$3,788	$12,490
Total Recognized in Net Benefit Cost and Other Comprehensive (Loss)/Income (Before Tax Effects)	$(7,038)	$5,524	$13,226
The following table summarizes the actuarial weighted average assumptions used in determining net periodic pension cost:

	2016	2015	2014
Discount rate	4.25%	4.00%	4.75%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected return on assets	7.50%	8.00%	8.00%
The net actuarial loss included in accumulated other comprehensive income (loss) expected to be recognized in net periodic pension cost during the year ended December 31, 2017 is $1.9 million. There will be no prior service credit recognized due to the amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans.
The accumulated benefit obligation for the Plan was $105.8 million at December 31, 2016 and $101.6 million at December 31, 2015.
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
At this time, S&T Bank is not required to make a cash contribution to the Plan in 2017. No contributions were made during 2016.
The following table provides information regarding estimated future benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter:

(dollars in thousands)	Amount

2017	$6,788
2018	6,855
2019	6,833
2020	6,748
2021	6,847
2022 - 2026	32,361

NOTE 21. EMPLOYEE BENEFITS -- continued

We also have nonqualified supplemental executive pension plans, or SERPs, for certain key employees. The SERPs are unfunded. The projected benefit obligations related to the SERPs were $4.7 million and $4.0 million at December 31, 2016 and 2015. These amounts also represent the net amount recognized in the statement of financial position for the SERPs. Net periodic benefit costs for the SERPs were $0.5 million, $0.6 million and $0.4 million for each of the years ended December 31, 2016, 2015 and 2014. Additionally, $2.5 million and $2.1 million before tax was reflected in accumulated other comprehensive income (loss) at both December 31, 2016 and 2015, in relation to the SERPs. The actuarial assumptions used for the SERPs are the same as those used for the Plan.
We maintain a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. We make matching contributions to the Thrift Plan up to 3.5 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $1.7 million in 2016, $1.5 million in 2015 and $1.3 million in 2014.
Fair Value Measurements
The following tables present our Plan assets measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2016 and 2015. There were no transfers between Level 1 and Level 2 for items of a recurring basis during the periods presented. There were no purchases or transfers of Level 3 plan assets in 2016.

	December 31, 2016
	Fair Value Asset Classes(1)
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(2)	$—	$3,336	$—	$3,336
Fixed income(3)	27,279	—	—	27,279
Equities:
Equity index mutual funds—international(4)	3,362	—	—	3,362
Domestic individual equities(5)	53,636	—	—	53,636
Total Assets at Fair Value	$84,277	$3,336	$—	$87,613
(1)Refer to Note 1 Summary of Significant Accounting Policies, Fair Value Measurements for a description of levels within the fair value hierarchy.
(2)This asset class includes FDIC insured money market instruments.
(3)This asset class includes a variety of fixed income mutual funds which primarily invest in investment grade rated securities. Investment managers have discretion to invest in fixed income related securities including futures, options and other derivatives. Investments may be made in currencies other than the U.S. dollar.
(4)The sole investment within this asset class is the Harbor International Institutional Fund.
(5)This asset class includes individual domestic equities invested in an active all-cap strategy. It may also include convertible bonds.

	December 31, 2015
	Fair Value Asset Classes(1)
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(2)	$—	$3,371	$—	$3,371
Fixed income(3)	27,054	—	—	27,054
Equities:
Equity index mutual funds—international(4)	3,421	—	—	3,421
Domestic individual equities(5)	50,739	—	—	50,739
Total Assets at Fair Value	$81,214	$3,371	$—	$84,585
(1)Refer to Note 1 Summary of Significant Accounting Policies, Fair Value Measurements for a description of levels within the fair value hierarchy.
(2)This asset class includes FDIC insured money market instruments.
(3)This asset class includes a variety of fixed income mutual funds which primarily invest in investment grade rated securities. Investment managers have discretion to invest in fixed income related securities including futures, options and other derivatives. Investments may be made in currencies other than the U.S. dollar.
(4)The sole investment within this asset class is MSCI EAFE Index iShares.
(5)This asset class includes individual domestic equities invested in an active all-cap strategy. It may also include convertible bonds.

NOTE 22. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN
We adopted an Incentive Stock Plan in 2014 that provides for cash performance awards and for granting incentive stock options, nonstatutory stock options, restricted stock, restricted stock units and appreciation rights. A maximum of 750,000 shares of our common stock are available for awards granted under the 2014 Incentive Plan and the plan expires ten years from the date of board approval.

NOTE 22. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN -- continued

Stock Options
As of December 31, 2016, no nonstatutory stock options were outstanding under the 2014 Stock Plan. The fair value of nonstatutory stock option awards under the 2003 Stock Plan were estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain assumptions. We used the simplified method in developing the estimated life of the option, whereby the expected life is presumed to be the midpoint between the vesting date and the end of the contractual term. There have been no nonstatutory stock options granted since 2006.
The following table summarizes activity for nonstatutory stock options for the years ended December 31:

	2016			2015			2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of year	—	$—		155,500	$37.86		428,900	$37.36
Granted	—	—		—	—		—	—
Exercised	—	—		—	—		—	—
Forfeited	—	—		—	—		(273,400)	37.08
Expired	—	—		(155,500)	37.86		—	—
Outstanding at End of Year	—	$—	0.0 years	—	$—	0.0 years	155,500	$37.86	1.0 year
Exercisable at End of Year	—	$—	0.0 years	—	$—	0.0 years	155,500	$37.86	1.0 year
The aggregate intrinsic value of options outstanding and exercisable was zero as of December 31, 2014. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the fourth quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised the options on December 31, 2014.
Restricted Stock
We periodically issue restricted stock to employees and directors, pursuant to our 2014 Stock Plan. As of December 31, 2016, 278,939 restricted shares have been granted under the 2014 Stock Plan.
During 2016, 2015, and 2014, we granted 15,613, 16,142 and 13,824 restricted shares of common stock to outside directors under the 2014 Stock Plan. The grants are part of the compensation arrangement approved by the Compensation and Benefits Committee whereby the directors receive compensation in both the form of cash and restricted shares of common stock. These shares fully vest one year after the date of grant. The closing price of our stock is used to determine the fair value on the date of grant.
During 2016, 2015, and 2014, we granted 95,030, 71,699 and 66,631 restricted shares of common stock to senior management under our Long Term Incentive Plan, or LTIP. The restricted shares granted under the LTIP consist of both time and performance-based awards. The awards were granted in accordance with performance levels set by the Compensation and Benefits Committee. Vesting for the time-based awards is 50 percent after two years and the remaining 50 percent at the end of the third year. The performance-based awards vest at the end of the three-year period. During the vesting period, if the recipient leaves S&T before the end of the vesting period, shares will be forfeited except in the case of retirement, disability or death where accelerated vesting provisions are defined within the awards agreement. The average of the high and low prices of the stock is used to determine the fair value on the date of grant.
Compensation expense for time-based restricted stock is recognized ratably over the period of service, generally the entire vesting period, based on fair value on the grant date. Compensation expense for performance-based restricted stock is recognized ratably over the remaining vesting period once the likelihood of meeting the performance measure is probable.During 2016, 2015 and 2014, we recognized compensation expense of $2.5 million, $1.7 million and $0.9 million and realized a tax benefit of $0.9 million, $0.6 million and $0.3 million related to restricted stock grants.

NOTE 22. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN -- continued

The following table provides information about restricted stock granted under the 2014 Stock Plan for the years ended December 31:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	79,824	$23.24
Granted	87,841	28.71
Vested	14,126	23.57
Forfeited	3,183	26.15
Non-vested at December 31, 2015	150,356	$26.34
Granted	110,643	25.58
Vested	32,164	25.03
Forfeited	3,335	26.04
Non-vested at December 31, 2016	225,500	$26.16
As of December 31, 2016, there was $2.5 million of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 1.58 years.
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
NOTE 23. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
The following condensed financial statements summarize the financial position of S&T Bancorp, Inc. as of December 31, 2016 and 2015 and the results of its operations and cash flows for each of the three years ended December 31, 2016, 2015 and 2014.
BALANCE SHEETS

	December 31,
(dollars in thousands)	2016	2015
ASSETS
Cash	$17,057	$12,595
Investments in:
Bank subsidiary	819,531	777,795
Nonbank subsidiaries	21,980	20,624
Other assets	4,694	2,530
Total Assets	$863,262	$813,544
LIABILITIES
Long-term debt	$20,619	$20,619
Other liabilities	687	688
Total Liabilities	21,306	21,307
Total Shareholders’ Equity	841,956	792,237
Total Liabilities and Shareholders’ Equity	$863,262	$813,544

NOTE 23. PARENT COMPANY CONDENSED FINANCIAL INFORMATION -- continued

STATEMENTS OF NET INCOME

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Dividends from subsidiaries	$34,134	$75,413	$46,414
Investment income	17	19	19
Interest expense on long-term debt	854	773	759
Other expenses	2,315	2,138	2,014
Income before Equity in Undistributed Net Income of Subsidiaries	30,982	72,521	43,660
Equity in undistributed net income (distribution in excess of net income) of:
Bank subsidiary	40,051	(5,064)	13,351
Nonbank subsidiaries	359	(376)	899
Net Income	$71,392	$67,081	$57,910
STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
OPERATING ACTIVITIES
Net Income	$71,392	$67,081	$57,910
Equity in undistributed (earnings) losses of subsidiaries	(40,410)	5,440	(14,250)
Tax benefit from stock-based compensation	(9)	(53)	(16)
Other	379	3,059	(106)
Net Cash Provided by Operating Activities	31,352	75,527	43,538
INVESTING ACTIVITIES
Net investments in subsidiaries	—	(38,404)	—
Acquisitions	—	(29,510)	—
Net Cash Used in Investing Activities	—	(67,914)	—
FINANCING ACTIVITIES
Repayment of junior subordinated debt	—	(8,500)	—
(Purchase) Sale of treasury shares, net	(115)	(112)	(163)
Cash dividends paid to common shareholders	(26,784)	(24,487)	(20,215)
Tax benefit from stock-based compensation	9	53	16
Net Cash Used in Financing Activities	(26,890)	(33,046)	(20,362)
Net increase (decrease) in cash	4,462	(25,433)	23,176
Cash at beginning of year	12,595	38,028	14,852
Cash at End of Year	$17,057	$12,595	$38,028

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
The most recent notifications from the Federal Reserve and the FDIC categorized S&T and S&T Bank as well capitalized under the regulatory framework for corrective action. There have been no conditions or events that we believe have changed S&T or S&T Bank’s status during 2016 and 2015.
Common equity tier 1 capital includes common stock and related surplus plus retained earnings, less goodwill and intangible assets subject to a limitation and certain deferred tax assets subject to a limitation. In addition, we made a one-time permanent election to exclude accumulated other comprehensive income from capital. For regulatory purposes, trust preferred securities totaling $20.0 million, issued by an unconsolidated trust subsidiary of S&T underlying junior subordinated debt, are included in Tier 1 capital for S&T. Total capital consists of Tier 1 capital plus junior subordinated debt and the ALL subject to limitation. We currently have $25.0 million in junior subordinated debt which is included in Tier 2 capital for S&T in accordance with current regulatory reporting requirements.

NOTE 24. REGULATORY MATTERS -- continued

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2016 and 2015, we met all capital adequacy requirements to which we are subject.
The following table summarizes risk-based capital amounts and ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Leverage Ratio
S&T	$582,155	8.98%	$259,170	4.00%	$323,963	5.00%
S&T Bank	542,048	8.39%	258,460	4.00%	323,075	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	562,155	10.04%	252,079	4.50%	364,114	6.50%
S&T Bank	542,048	9.71%	251,213	4.50%	362,864	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	582,155	10.39%	336,105	6.00%	448,140	8.00%
S&T Bank	542,048	9.71%	334,951	6.00%	446,601	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	664,184	11.86%	448,140	8.00%	560,175	10.00%
S&T Bank	622,469	11.15%	446,602	8.00%	558,252	10.00%
As of December 31, 2015
Leverage Ratio
S&T	$535,234	8.96%	$238,841	4.00%	$298,551	5.00%
S&T Bank	502,114	8.43%	238,121	4.00%	297,651	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	515,234	9.77%	237,315	4.50%	342,788	6.50%
S&T Bank	502,114	9.55%	236,482	4.50%	341,584	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	535,234	10.15%	316,419	6.00%	421,892	8.00%
S&T Bank	502,114	9.55%	315,309	6.00%	420,412	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	611,859	11.60%	421,892	8.00%	527,366	10.00%
S&T Bank	577,824	11.00%	420,412	8.00%	525,515	10.00%
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
The following represents total assets by reportable operating segment as of December 31:

NOTE 25. SEGMENTS -- continued

(dollars in thousands)	2016	2015
Community Banking	$6,930,712	$6,305,046
Insurance	9,226	9,619
Wealth Management	3,115	3,689
Total Assets	$6,943,053	$6,318,354
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

	For the Year Ended December 31, 2016
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$227,756	$2	$459	$(443)	$227,774
Interest expense	24,851	—	—	(336)	24,515
Net interest income	202,905	2	459	(107)	203,259
Provision for loan losses	17,965	—	—	—	17,965
Noninterest income	37,717	4,794	10,443	1,681	54,635
Noninterest expense	120,744	4,582	9,751	1,574	136,651
Depreciation expense	4,905	45	16	—	4,966
Amortization of intangible assets	1,543	50	22	—	1,615
Provision for income taxes	24,872	42	391	—	25,305
Net Income	$70,593	$77	$722	$—	$71,392

	For the Year Ended December 31, 2015
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$203,439	$2	$508	$(401)	$203,548
Interest expense	16,678	—	—	(681)	15,997
Net interest income	186,761	2	508	280	187,551
Provision for loan losses	10,388	—	—	—	10,388
Noninterest income	34,106	5,035	11,412	480	51,033
Noninterest expense	115,998	4,365	9,037	760	130,160
Depreciation expense	4,664	50	25	—	4,739
Amortization of intangible assets	1,738	50	30	—	1,818
Provision for income taxes	23,209	200	989	—	24,398
Net Income	$64,870	$372	$1,839	$—	$67,081

NOTE 25. SEGMENTS -- continued

	For the Year Ended December 31, 2014
(dollars in thousands)	Community Banking	Insurance	Wealth Management	Eliminations	Consolidated
Interest income	$160,403	$2	$518	$(400)	$160,523
Interest expense	13,989	—	—	(1,508)	12,481
Net interest income	146,414	2	518	1,108	148,042
Provision for loan losses	1,715	—	—	—	1,715
Noninterest income	29,443	5,279	11,297	319	46,338
Noninterest expense	97,733	4,313	9,173	1,427	112,646
Depreciation expense	3,387	51	27	—	3,465
Amortization of intangible assets	1,039	51	39	—	1,129
Provision (benefit) for income taxes	16,311	303	901	—	17,515
Net Income	$55,672	$563	$1,675	$—	$57,910
NOTE 26. SELECTED FINANCIAL DATA
The following table presents selected financial data for the most recent eight quarters.

	2016				2015
(dollars in thousands, except per share data) (unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SUMMARY OF OPERATIONS
Interest income	$59,096	$57,808	$55,850	$55,019	$53,353	$53,669	$52,611	$43,916
Interest expense	6,638	6,353	6,142	5,382	4,468	4,073	3,800	3,657
Provision for loan losses	5,586	2,516	4,848	5,014	3,915	3,206	2,059	1,207
Net Interest Income After Provision For Loan Losses	46,872	48,939	44,860	44,623	44,970	46,390	46,752	39,052
Security (losses) gains, net	—	—	—	—	—	—	(34)	—
Noninterest income	12,922	13,448	12,448	15,817	13,084	12,481	13,417	12,084
Noninterest expense	35,625	34,439	34,753	38,416	33,817	33,829	35,449	33,621
Income Before Taxes	24,169	27,948	22,555	22,024	24,237	25,042	24,686	17,515
Provision for income taxes	6,510	7,367	5,496	5,931	6,814	6,407	6,498	4,680
Net Income Available to Common Shareholders	$17,659	$20,581	$17,059	$16,093	$17,423	$18,635	$18,188	$12,835
Per Share Data
Common earnings per share—diluted	$0.51	$0.59	$0.49	$0.46	$0.50	$0.54	$0.52	$0.41
Dividends declared per common share	0.20	0.19	0.19	0.19	0.19	0.18	0.18	0.18
Common book value	24.12	24.02	23.63	23.23	22.76	22.63	22.15	21.91

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
S&T Bancorp, Inc. and subsidiaries:

We have audited S&T Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
S&T Bancorp, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S&T Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 23, 2017

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A.  CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of December 31, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed S&T’s system of internal control over financial reporting as of December 31, 2016, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concludes that, as of December 31, 2016, S&T’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”
KPMG LLP, independent registered public accounting firm, has issued a report on the effectiveness of S&T’s internal control over financial reporting as of December 31, 2016, which is included herein.
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

Item 9B.  OTHER INFORMATION
Not applicable

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Part III, Item 10 of Form 10-K is incorporated herein from the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance”, “Election of Directors”, “Executive Officers of the Registrant” and “Corporate Governance and Board and Committee Meetings” in our proxy statement relating to our May 15, 2017 annual meeting of shareholders.

Item 11.  EXECUTIVE COMPENSATION
The information required by Part III, Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis;” “Executive Compensation;” “Director Compensation;” “Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” in our proxy statement relating to our May 15, 2017 annual meeting of shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by Part III, Item 12 of Form 10-K is incorporated herein from the sections entitled “Principal Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement relating to our May 15, 2017 annual meeting of shareholders.
EQUITY COMPENSATION PLAN INFORMATION UPDATE
The following table provides information as of December 31, 2016 related to the equity compensation plans in effect at that time.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders(1)	—	$—	471,061
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	471,061
(1)Awards granted under the 2014 Incentive Stock Plans.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Director Independence” in our proxy statement relating to our May 15, 2017 annual meeting of shareholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Part III, Item 14 of Form 10-K is incorporated herein from the section entitled “Independent Registered Public Accounting Firm” in our proxy statement relating to our May 15, 2017 annual meeting of shareholders.

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

*Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
2/23/2017
Todd D. Brice President and Chief Executive Officer (Principal Executive Officer)	Date

2/23/2017
Mark Kochvar Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	President and Chief Executive Officer (Principal Executive Officer)	2/23/2017
Todd D. Brice

	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/23/2017
Mark Kochvar

/s/ Melanie Lazzari	Executive Vice President, Controller	2/23/2017
Melanie Lazzari

/s/ John J. Delaney	Director	2/23/2017
John J. Delaney

/s/ Michael J. Donnelly	Director	2/23/2017
Michael J. Donnelly

/s/ William J. Gatti	Director	2/23/2017
William J. Gatti

	Director	2/23/2017
James T. Gibson

SIGNATURE	TITLE	DATE

/s/ Jeffrey D. Grube	Director	2/23/2017
Jeffrey D. Grube

*	Director	2/23/2017
Jerry D. Hostetter

*	Director	2/23/2017
Frank W. Jones

*	Director	2/23/2017
David L. Krieger

/s/ James C. Miller	Director	2/23/2017
James C. Miller

/s/ Frank J. Palermo	Director	2/23/2017
Frank J. Palermo

	Director	2/23/2017
Christine J. Toretti

/s/ Charles G. Urtin	Chairman of the Board and Director	2/23/2017
Charles G. Urtin

/s/ Steven J. Weingarten	Director	2/23/2017
Steven J. Weingarten

/s/ Frank W. Jones	Director	2/23/2017
Frank W. Jones Attorney-in-fact