Form 10-Q
period 2017-03-31
S&T BANCORP INC
filed 2017-05-04
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $2.50 Par Value - 34,980,556 shares as of April 30, 2017

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $47,469 and $87,201 at March 31, 2017 and December 31, 2016	$104,705	$139,486
Securities available-for-sale, at fair value	713,198	693,487
Loans held for sale	14,355	3,793
Portfolio loans, net of unearned income	5,746,826	5,611,419
Allowance for loan losses	(55,816)	(52,775)
Portfolio loans, net	5,691,010	5,558,644
Bank owned life insurance	72,574	72,081
Premises and equipment, net	45,322	44,999
Federal Home Loan Bank and other restricted stock, at cost	29,739	31,817
Goodwill	291,670	291,670
Other intangible assets, net	4,552	4,910
Other assets	97,973	102,166
Total Assets	$7,065,098	$6,943,053
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,300,707	$1,263,833
Interest-bearing demand	631,652	638,300
Money market	985,723	936,461
Savings	1,032,864	1,050,131
Certificates of deposit	1,484,379	1,383,652
Total Deposits	5,435,325	5,272,377
Securities sold under repurchase agreements	46,987	50,832
Short-term borrowings	610,000	660,000
Long-term borrowings	14,118	14,713
Junior subordinated debt securities	45,619	45,619
Other liabilities	57,869	57,556
Total Liabilities	6,209,918	6,101,097
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at March 31, 2017 and December 31, 2016 Outstanding— 34,980,556 shares at March 31, 2017 and 34,913,023 shares at December 31, 2016	90,326	90,326
Additional paid-in capital	214,100	213,098
Retained earnings	595,105	585,891
Accumulated other comprehensive (loss) income	(12,596)	(13,784)
Treasury stock (1,149,924 shares at March 31, 2017 and 1,217,457 shares at December 31, 2016, at cost)	(31,755)	(33,575)
Total Shareholders’ Equity	855,180	841,956
Total Liabilities and Shareholders’ Equity	$7,065,098	$6,943,053
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2017	2016
INTEREST INCOME
Loans, including fees	$56,900	$51,158
Investment Securities:
Taxable	2,848	2,553
Tax-exempt	920	942
Dividends	482	366
Total Interest Income	61,150	55,019
INTEREST EXPENSE
Deposits	5,379	4,254
Borrowings and junior subordinated debt securities	1,893	1,128
Total Interest Expense	7,272	5,382
NET INTEREST INCOME	53,878	49,637
Provision for loan losses	5,183	5,014
Net Interest Income After Provision for Loan Losses	48,695	44,623
NONINTEREST INCOME
Securities gains (losses), net	370	—
Service charges on deposit accounts	3,014	2,999
Debit and credit card fees	2,843	2,786
Wealth management fees	2,403	2,752
Insurance fees	1,464	1,774
Mortgage banking	733	529
Gain on sale of credit card portfolio	—	2,066
Other	2,169	2,911
Total Noninterest Income	12,996	15,817
NONINTEREST EXPENSE
Salaries and employee benefits	20,541	20,902
Net occupancy	2,815	2,950
Data processing	2,251	2,111
Furniture and equipment	2,047	1,929
FDIC insurance	1,123	940
Professional services and legal	1,043	947
Other taxes	976	1,100
Marketing	754	901
Other	5,258	6,636
Total Noninterest Expense	36,808	38,416
Income Before Taxes	24,883	22,024
Provision for income taxes	6,695	5,931
Net Income	$18,188	$16,093
Earnings per share—basic	$0.52	$0.46
Earnings per share—diluted	$0.52	$0.46
Dividends declared per share	$0.20	$0.19
Comprehensive Income	$19,376	$24,434
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2016	$90,326	$210,545	$544,228	$(16,457)	$(36,405)	$792,237
Net income for three months ended March 31, 2016	—	—	16,093	—	—	16,093
Other comprehensive income (loss), net of tax	—	—	—	8,341	—	8,341
Cash dividends declared ($0.19 per share)	—	—	(6,601)	—	—	(6,601)
Treasury stock issued for restricted awards (90,836 shares, net of 0 forfeitures)	—	—	(2,491)	—	2,491	—
Recognition of restricted stock compensation expense	—	731	—	—	—	731
Balance at March 31, 2016	$90,326	$211,276	$551,229	$(8,116)	$(33,914)	$810,801

Balance at January 1, 2017	$90,326	$213,098	$585,891	$(13,784)	$(33,575)	$841,956
Net income for three months ended March 31, 2017	—	—	18,188	—	—	18,188
Other comprehensive income (loss), net of tax	—	—	—	1,188	—	1,188
Cash dividends declared ($0.20 per share)	—	—	(6,960)	—	—	(6,960)
Treasury stock issued for restricted awards (74,903 shares, net of 7,370 forfeitures)	—	—	(2,014)	—	1,820	(194)
Recognition of restricted stock compensation expense	—	1,002	—	—	—	1,002
Balance at March 31, 2017	$90,326	$214,100	$595,105	$(12,596)	$(31,755)	$855,180
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$18,188	$16,093
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,183	5,014
Provision for unfunded loan commitments	(458)	125
Depreciation, amortization and accretion	369	906
Net amortization of discounts and premiums on securities	1,030	915
Restricted stock compensation expense	1,002	731
Securities gains	(370)	—
Mortgage loans originated for sale	(15,694)	(18,478)
Proceeds from the sale of mortgage loans	16,575	19,014
Gain on the sale of mortgage loans, net	(193)	(231)
Gain on the sale of credit card portfolio	—	(2,066)
Pension plan curtailment gain	—	(1,017)
Net increase in interest receivable	(62)	(2,768)
Net (decrease) increase in interest payable	(435)	875
Net decrease (increase) in other assets	3,404	(714)
Net increase in other liabilities	1,768	7,267
Net Cash Provided by Operating Activities	30,307	25,666
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(36,604)	(25,168)
Proceeds from maturities, prepayments and calls of securities available-for-sale	16,942	17,028
Proceeds from sales of securities available-for-sale	582	—
Net proceeds from (purchases of) Federal Home Loan Bank stock	2,078	(305)
Net increase in loans	(151,438)	(151,841)
Proceeds from sale of loans not originated for resale	2,657	—
Purchases of premises and equipment	(745)	(468)
Proceeds from the sale of premises and equipment	16	3
Proceeds from the sale of credit card portfolio	—	25,019
Net Cash Used in Investing Activities	(166,512)	(135,732)
FINANCING ACTIVITIES
Net increase in deposits	62,219	13,688
Net increase in certificates of deposit	100,799	128,885
Net decrease in securities sold under repurchase agreements	(3,845)	(2,061)
Net decrease in short-term borrowings	(50,000)	(1,000)
Repayments of long-term borrowings	(595)	(575)
Treasury shares issued-net	(194)	—
Cash dividends paid to common shareholders	(6,960)	(6,601)
Net Cash Provided by Financing Activities	101,424	132,336
Net (decrease) increase in cash and cash equivalents	(34,781)	22,270
Cash and cash equivalents at beginning of period	139,486	99,399
Cash and Cash Equivalents at End of Period	$104,705	$121,669
Supplemental Disclosures
Loans transferred from portfolio to held for sale	$250	$—
Interest paid	$7,706	$4,508
Income taxes paid, net of refunds	$172	$1,794
Transfers of loans to other real estate owned	$397	$49
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission, or SEC, on February 24, 2017. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.
We previously reported in our annual report on Form 10-K, three reportable operating segments: Community Banking, Insurance and Wealth Management. We have reevaluated our segment reporting as of January 1, 2017 and have determined that Insurance and Wealth Management activities are not material to our consolidated financial results, therefore, we are no longer reporting segment information.
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
Recently Adopted Accounting Standards Updates, or ASU
Stock Compensation - Improvements to Employee Share-Based Payment Accounting
On March 31, 2016 Financial Accounting Standards Board, or FASB, issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including; 1. accounting for income taxes; 2. classification of excess tax benefits on the statement of cash flows; 3. forfeitures; 4. minimum statutory tax withholding requirements; 5. classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; 6. practical expedient - expected term (nonpublic only); and 7. intrinsic value (nonpublic only). This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those years for public business entities. The adoption of this ASU had no material impact on our results of operations or financial position.
Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting
In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. The amendments will be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The adoption of this ASU had no impact on our results of operations or financial position.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Recently Issued Accounting Standards Updates not yet Adopted
Receivables - Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continues to be amortized to maturity. This Update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We are evaluating the provisions of this ASU; however, we do not anticipate that this ASU will materially impact our results of operations and financial position.
Compensation - Retirement Benefits - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Post Retirement Benefit Costs
In March 2017, the FASB issued ASU No. 2017-07, Compensation Retirement Benefits - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Post retirement Benefit Costs (Topic 715). The main objective of this ASU is to provide financial statement users with clearer and disaggregated information related to the components of net periodic benefit cost and improve transparency of the presentation of net periodic benefit cost in the financial statements. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. We are evaluating the provisions of this ASU to determine the potential impact on our results of operations and financial position.
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets - Clarifying the Scope of Assets Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The main objective in this ASU is intended to provide greater detail on what types of transactions should be accounted for, as partial sales of nonfinancial assets. The scope of this ASU, as originally issued in ASU No. 2014-09 (described below), is intended to reduce the complexity of current GAAP requirements by clarifying which accounting guidance applies to various types of contracts that transfer assets or ownership interest to another entity. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017 and at the same time that ASU No. 2014-09 is effective. Early adoption is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are evaluating the provisions of this ASU to determine the potential impact on our results of operations and financial position.
Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350). The main objective in this ASU is intended to simplify the current requirements for testing goodwill for impairment by eliminating step two from the goodwill impairment test. The amendments are expected to reduce the complexity and costs associated with performing the goodwill impairment test, which could result in recording impairment charges sooner than under the current guidance. This Update is effective for any interim and annual impairment tests in reporting periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the provisions of this ASU to determine the potential impact on our results of operations and financial position.
Business Combinations - Clarifying the Definition of a Business

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business (Topic 805). The main objective in this ASU is to help financial statement preparers evaluate whether a set of transferred assets and activities (either acquired or disposed of) is a business under Topic 805, Business Combinations. Clarifying the Definition of a Business that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The revised definition will result in fewer acquisitions being accounted for as business combinations than under today’s guidance. The definition of a business is significant because it affects the accounting for acquisitions, the identification of reporting units, consolidation evaluations and the accounting for dispositions. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted for transactions not yet reflected in financial statements that have been issued or made available for issuance. We are evaluating the provisions of this ASU to determine the potential impact on our results of operations and financial position.
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
ASU 2014-09, including transition requirements for all amendments, is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Our revenue is comprised of net interest income, which is excluded from the scope of ASU 2014-09, and non-interest income. We are in process of evaluating the impact to non-interest income; however, any changes are not expected to have a significant impact to our results of operations and financial position.
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
Accounting for Financial Instruments - Overall: Classification and Measurement
In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement (Subtopic 825-10). The amendments in this ASU No. 2016-01 address the following: 1. require equity investments to be measured at fair value with changes in fair value recognized in net income; 2. simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3. eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4. require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5. require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6. require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7. clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017. We are evaluating the provisions of this ASU; however, we do not anticipate that this ASU will materially impact our results of operations and financial position.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
(in thousands, except shares and per share data)	2017	2016
Numerator for Earnings per Share—Basic:
Net income	$18,188	$16,093
Less: Income allocated to participating shares	60	41
Net Income Allocated to Shareholders	$18,128	$16,052

Numerator for Earnings per Share—Diluted:
Net income	$18,188	$16,093
Net Income Available to Shareholders	$18,188	$16,093

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	34,690,250	34,661,016
Add: Potentially dilutive shares	222,011	78,498
Denominator for Treasury Stock Method—Diluted	34,912,261	34,739,514

Weighted Average Shares Outstanding—Basic	34,690,250	34,661,016
Add: Average participating shares outstanding	115,395	88,265
Denominator for Two-Class Method—Diluted	34,805,645	34,749,281

Earnings per share—basic	$0.52	$0.46
Earnings per share—diluted	$0.52	$0.46
Warrants considered anti-dilutive excluded from potentially dilutive shares - exercise price $31.53 per share, expires January 2019	447,103	517,012
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	79,544	81,840

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
Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. In determining fair value, we use various valuation approaches, including market, income and cost approaches. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability, which is developed, based on market data that we have obtained from independent sources. Unobservable inputs reflect our estimates of assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.
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
Trading Assets
We use quoted market prices to determine the fair value of our trading assets. Our trading assets are held in a Rabbi Trust under a deferred compensation plan and are invested in readily quoted mutual funds. Accordingly, these assets are classified as Level 1. Rabbi Trust assets are reported in other assets in the Consolidated Balance Sheets.

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
Impaired Loans
Impaired loans are carried at the lower of carrying value or fair value. Fair value is determined as the recorded investment balance less any specific reserve. We establish specific reserves based on the following three impairment methods: 1. the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2. the loan’s observable market price; or 3. the fair value of the collateral less estimated selling costs when the loan is collateral dependent and we expect to liquidate the collateral. However, if repayment is expected to come from the operation of the collateral, rather than liquidation, then we do not consider estimated selling costs in determining the fair value of the collateral. Collateral values are generally based upon appraisals by approved, independent state certified appraisers. Appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or our knowledge of the borrower and the borrower’s business. Impaired loans carried at fair value are classified as Level 3.
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
Mortgage Servicing Rights
The fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, considering expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The expected rate of mortgage loan prepayments is the most significant factor driving the value of MSRs. MSRs are considered impaired if the carrying value exceeds fair value. The valuation model includes significant unobservable inputs; therefore, MSRs are classified as Level 3. MSRs are reported in other assets in the Consolidated Balance Sheets and are amortized into noninterest income in the Consolidated Statements of Comprehensive Income.

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
Financial Instruments
In addition to financial instruments recorded at fair value in our financial statements, fair value accounting guidance requires disclosure of the fair value of all of an entity’s assets and liabilities that are considered financial instruments. The majority of our assets and liabilities are considered financial instruments. Many of these instruments lack an available trading market as characterized by a willing buyer and willing seller engaged in an exchange transaction. Also, it is our general practice to not engage in trading or sales activities with respect to such financial instruments. For fair value disclosure purposes, we substantially utilize the fair value measurement criteria as required and explained above. In cases where quoted fair values are not available, we use present value methods to determine the fair value of our financial instruments.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at March 31, 2017 and December 31, 2016. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	March 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$24,837	$—	$24,837
Obligations of U.S. government corporations and agencies	—	221,708	—	221,708
Collateralized mortgage obligations of U.S. government corporations and agencies	—	125,155	—	125,155
Residential mortgage-backed securities of U.S. government corporations and agencies	—	35,824	—	35,824
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	161,977	—	161,977
Obligations of states and political subdivisions	—	132,297	—	132,297
Marketable equity securities	—	11,400	—	11,400
Total securities available-for-sale	—	713,198	—	713,198
Trading securities held in a Rabbi Trust	4,674	—	—	4,674
Total securities	4,674	713,198	—	717,872
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	5,379	—	5,379
Interest rate lock commitments - mortgage loans	—	469	—	469
Total Assets	$4,674	$719,046	$—	$723,720
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$5,352	$—	$5,352
Forward sale contracts - mortgage loans	—	63	—	63
Total Liabilities	$—	$5,415	$—	$5,415

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

	December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$24,811	$—	$24,811
Obligations of U.S. government corporations and agencies	—	232,179	—	232,179
Collateralized mortgage obligations of U.S. government corporations and agencies	—	129,777	—	129,777
Residential mortgage-backed securities of U.S. government corporations and agencies	—	37,358	—	37,358
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	125,604	—	125,604
Obligations of states and political subdivisions	—	132,509	—	132,509
Marketable equity securities	—	11,249	—	11,249
Total securities available-for-sale	—	693,487	—	693,487
Trading securities held in a Rabbi Trust	4,410	—	—	4,410
Total securities	4,410	693,487	—	697,897
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	6,960	—	6,960
Interest rate lock commitments - mortgage loans	—	236	—	236
Total Assets	$4,410	$700,683	$—	$705,093
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$6,958	$—	$6,958
Forward sale contracts - mortgage loans	—	27	—	27
Total Liabilities	$—	$6,985	$—	$6,985
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either March 31, 2017 or December 31, 2016. The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	March 31, 2017				December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Loans held for sale	$—	$—	$—	$—	$—	$—	$1,802	$1,802
Impaired loans	—	—	16,921	16,921	—	—	10,329	10,329
Other real estate owned	—	—	607	607	—	—	396	396
Mortgage servicing rights	—	—	4,256	4,256	—	—	4,098	4,098
Total Assets	$—	$—	$21,784	$21,784	$—	$—	$16,625	$16,625
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at March 31, 2017 and December 31, 2016 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at March 31, 2017
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$104,705	$104,705	$104,705	$—	$—
Securities available-for-sale	713,198	713,198	—	713,198	—
Loans held for sale	14,355	14,355	—	—	14,355
Portfolio loans, net	5,691,010	5,684,049	—	—	5,684,049
Bank owned life insurance	72,574	72,574	—	72,574	—
FHLB and other restricted stock	29,739	29,739	—	—	29,739
Trading securities held in a Rabbi Trust	4,674	4,674	4,674	—	—
Mortgage servicing rights	3,784	4,256	—	—	4,256
Interest rate swap contracts - commercial loans	5,379	5,379	—	5,379	—
Interest rate lock commitments - mortgage loans	469	469	—	469	—
LIABILITIES
Deposits	$5,435,325	$5,439,713	$—	$—	$5,439,713
Securities sold under repurchase agreements	46,987	46,987	—	—	46,987
Short-term borrowings	610,000	610,000	—	—	610,000
Long-term borrowings	14,118	14,603	—	—	14,603
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swap contracts - commercial loans	5,352	5,352	—	5,352	—
Forward sale contracts - mortgage loans	63	63	—	63	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2016
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$139,486	$139,486	$139,486	$—	$—
Securities available-for-sale	693,487	693,487	—	693,487	—
Loans held for sale	3,793	3,815	—	—	3,815
Portfolio loans, net	5,558,644	5,551,266	—	—	5,551,266
Bank owned life insurance	72,081	72,081	—	72,081	—
FHLB and other restricted stock	31,817	31,817	—	—	31,817
Trading securities held in a Rabbi Trust	4,410	4,410	4,410	—	—
Mortgage servicing rights	3,744	4,098	—	—	4,098
Interest rate swap contracts - commercial loans	6,960	6,960	—	6,960	—
Interest rate lock commitments - mortgage loans	236	236	—	236	—
LIABILITIES
Deposits	$5,272,377	$5,276,499	$—	$—	$5,276,499
Securities sold under repurchase agreements	50,832	50,832	—	—	50,832
Short-term borrowings	660,000	660,000	—	—	660,000
Long-term borrowings	14,713	15,267	—	—	15,267
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swap contracts - commercial loans	6,958	6,958	—	6,958	—
Forward sale contracts - mortgage loans	27	27	—	27	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 4. SECURITIES AVAILABLE-FOR-SALE

The following table presents the amortized cost and fair value of available-for-sale securities as of the dates presented:

	March 31, 2017				December 31, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$24,904	$24	$(91)	$24,837	$24,891	$47	$(127)	$24,811
Obligations of U.S. government corporations and agencies	220,721	1,408	(421)	221,708	230,989	1,573	(383)	232,179
Collateralized mortgage obligations of U.S. government corporations and agencies	125,466	462	(773)	125,155	130,046	465	(734)	129,777
Residential mortgage-backed securities of U.S. government corporations and agencies	35,132	928	(236)	35,824	36,606	984	(232)	37,358
Commercial mortgage-backed securities of U.S. government corporations and agencies	163,396	308	(1,727)	161,977	127,311	243	(1,950)	125,604
Obligations of states and political subdivisions	127,638	4,659	—	132,297	128,783	3,772	(46)	132,509
Debt Securities	697,257	7,789	(3,248)	701,798	678,626	7,084	(3,472)	682,238
Marketable equity securities	7,367	4,035	(2)	11,400	7,579	3,670	—	11,249
Total	$704,624	$11,824	$(3,250)	$713,198	$686,205	$10,754	$(3,472)	$693,487

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables present the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	March 31, 2017
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	1	$9,849	$(91)	—	$—	$—	1	$9,849	$(91)
Obligations of U.S. government corporations and agencies	7	62,308	(421)	—	—	—	7	62,308	(421)
Collateralized mortgage obligations of U.S. government corporations and agencies	9	74,604	(773)	—	—	—	9	74,604	(773)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	9,692	(236)	—	—	—	2	9,692	(236)
Commercial mortgage-backed securities of U.S. government corporations and agencies	12	113,000	(1,727)	—	—	—	12	113,000	(1,727)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Debt Securities	31	269,453	(3,248)	—	—	—	31	269,453	(3,248)
Marketable equity securities	1	69	(2)	—	—	—	1	69	(2)
Total Temporarily Impaired Securities	32	$269,522	$(3,250)	—	$—	$—	32	$269,522	$(3,250)

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
We do not believe any individual unrealized loss as of March 31, 2017 represents an other than temporary impairment, or OTTI. As of March 31, 2017 and December 31, 2016, 31 debt securities were in an unrealized loss position. There was one marketable equity security at March 31, 2017 with an unrealized loss and no marketable equity securities at December 31, 2016 with unrealized losses. The unrealized losses on debt securities was primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. We do not intend to sell and it is not more likely than not that we will be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.
The following table displays net unrealized gains and losses, net of tax, on securities available for sale included in accumulated other comprehensive (loss)/income, for the periods presented:

	March 31, 2017			December 31, 2016
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Total unrealized gains/(losses) on securities available-for-sale	$11,824	$(3,250)	$8,574	$10,754	$(3,472)	$7,282
Income tax expense/(benefit)	(4,152)	1,141	(3,011)	(3,776)	1,219	(2,557)
Net unrealized gains/(losses), net of tax included in accumulated other comprehensive income/(loss)	$7,672	$(2,109)	$5,563	$6,978	$(2,253)	$4,725

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

The amortized cost and fair value of securities available-for-sale at March 31, 2017 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$57,066	$57,302
Due after one year through five years	196,739	198,760
Due after five years through ten years	54,282	54,913
Due after ten years	65,176	67,867
	373,263	378,842
Collateralized mortgage obligations of U.S. government corporations and agencies	125,466	125,155
Residential mortgage-backed securities of U.S. government corporations and agencies	35,132	35,824
Commercial mortgage-backed securities of U.S. government corporations and agencies	163,396	161,977
Debt Securities	697,257	701,798
Marketable equity securities	7,367	11,400
Total	$704,624	$713,198
At March 31, 2017 and December 31, 2016, securities with carrying values of $289 million and $342 million were pledged for various regulatory and legal requirements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $5.6 million and $5.2 million at March 31, 2017 and December 31, 2016 and net of a discount related to purchase accounting fair value adjustments of $6.0 million and $7.1 million at March 31, 2017 and December 31, 2016. The following table indicates the composition of loans as of the dates presented:

(dollars in thousands)	March 31, 2017	December 31, 2016
Commercial
Commercial real estate	$2,614,724	$2,498,476
Commercial and industrial	1,422,297	1,401,035
Commercial construction	455,211	455,884
Total Commercial Loans	4,492,232	4,355,395
Consumer
Residential mortgage	700,610	701,982
Home equity	479,402	482,284
Installment and other consumer	70,219	65,852
Consumer construction	4,363	5,906
Total Consumer Loans	1,254,594	1,256,024
Total Portfolio Loans	5,746,826	5,611,419
Loans held for sale	14,355	3,793
Total Loans	$5,761,181	$5,615,212
As of March 31, 2017, our acquired loans from the 2015 Integrity Bancshares, Inc. merger, or the Merger, were $488 million including $251 million of CRE, $118 million of C&I, $29.2 million of commercial construction, $68.5 million of residential mortgage and $21.3 million of home equity, installment and other consumer construction. These acquired loans decreased from acquired loans at December 31, 2016 of $543 million, including $273 million of CRE, $141 million of C&I, $33.0 million of commercial construction, $74.0 million of residential mortgage, $22.0 million of home equity, installment and other consumer construction.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we monitor this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 78 percent of total portfolio loans at March 31, 2017 and December 31, 2016. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $3.1 billion or 68 percent of total commercial loans and 53 percent of total portfolio loans at March 31, 2017 and comprised of $3.0 billion or 68 percent of total commercial loans and 53 percent of total portfolio loans at December 31, 2016. Further segmentation of the CRE and Commercial Construction portfolios by collateral type reveals no concentration in excess of seven percent of total loans at March 31, 2017 and December 31, 2016.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area, resulting in a regional geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Our CRE and Commercial Construction portfolios have out-of-market exposure of 5.2 percent of the combined portfolio and 2.8 percent of total loans at March 31, 2017 and 5.2 percent of the combined portfolio and 2.7 percent of total loans at December 31, 2016.
The increase in loans held for sale of $10.6 million related to two participation loans for $11.3 million that were sold subsequent to March 31, 2017.
We individually evaluate all substandard commercial loans that have experienced a forbearance or change in terms agreement, as well as all substandard consumer and residential mortgage loans that entered into an agreement to modify their existing loan, to determine if they should be designated as TDRs. All TDRs are considered to be impaired loans and will be reported as impaired loans for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement. Further, all impaired loans are reported as nonaccrual loans unless the loan is a TDR that has met the requirements to be returned to accruing status. TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due, according

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring.
The following table summarizes the restructured loans as of the dates presented:

	March 31, 2017			December 31, 2016
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$2,715	$625	$3,340	$2,994	$646	$3,640
Commercial and industrial	1,361	3,942	5,303	1,387	4,493	5,880
Commercial construction	2,959	427	3,386	2,966	430	3,396
Residential mortgage	2,242	4,321	6,563	2,375	5,068	7,443
Home equity	3,793	1,003	4,796	3,683	954	4,637
Installment and other consumer	16	6	22	18	7	25
Total	$13,086	$10,324	$23,410	$13,423	$11,598	$25,021
There were no TDRs returned to accruing status during the three months ended March 31, 2017 and March 31, 2016.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

The following tables present the restructured loans categorized by type of concession during the periods presented:

	Three Months Ended March 31, 2017				Three months ended March 31, 2016
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Chapter 7 bankruptcy(2)	—	$—	$—	$—	1	$709	$702	$(7)
Commercial and industrial
Maturity date extension	—	—	—	—	2	625	605	(20)
Commercial Construction
Maturity date extension	—	—	—	—	1	33	33	—
Residential mortgage
Chapter 7 bankruptcy(2)	—	—	—	—	3	221	219	(2)
Maturity date extension	—	—	—	—	1	483	483	—
Home equity
Chapter 7 bankruptcy(2)	6	269	266	(3)	5	245	243	(2)
Maturity date extension and interest rate reduction	1	173	172	(1)	1	130	130	—
Maturity date extension	—	—	—	—	2	200	199	(1)
Total by Concession Type
Principal deferral	—	$—	$—	$—	—	$—	$—	$—
Chapter 7 bankruptcy(2)	6	269	266	(3)	9	1,175	1,164	(11)
Maturity date extension and interest rate reduction	1	173	172	(1)	1	130	130	—
Maturity date extension	—	—	—	—	6	1,341	1,320	(21)
Total	7	$442	$438	$(4)	16	$2,646	$2,614	$(32)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

For the three months ended March 31, 2017, we modified seven C&I loans totaling $6.5 million and three CRE loans totaling $1.5 million that were not considered to be TDRs. The modifications were evaluated and determined not to be a concession. As of March 31, 2017, we have $0.5 million of commitments to lend additional funds on TDRs.
Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were no TDRs that defaulted during the three months ended March 31, 2017 and one commercial construction for $0.6 million for the three months ended March 31, 2016.
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	March 31, 2017	December 31, 2016
Nonperforming Assets
Nonaccrual loans	$35,668	$31,037
Nonaccrual TDRs	10,324	11,598
Total nonaccrual loans	45,992	42,635
OREO	873	679
Total Nonperforming Assets	$46,865	$43,314

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES

We maintain an allowance for loan losses, or ALL, at a level determined to be adequate to absorb estimated probable credit losses inherent in the loan portfolio as of the balance sheet date. We develop and document a systematic ALL methodology based on the following portfolio segments: 1. CRE, 2. C&I, 3. Commercial Construction, 4. Consumer Real Estate and 5. Other Consumer.
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
We further assess risk within each portfolio segment by pooling loans with similar risk characteristics. For the commercial loan classes, the most important indicator of risk is the internally assigned risk rating, including pass, special mention and substandard. Consumer loans are pooled by type of collateral, lien position and loan to value, or LTV, for Consumer Real Estate loans. Historical loss rates are applied to these loan pools to determine the reserve for loans collectively evaluated for impairment.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	March 31, 2017
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$2,605,369	$664	$74	$8,617	$9,355	$2,614,724
Commercial and industrial	1,397,625	2,245	548	21,879	24,672	1,422,297
Commercial construction	451,001	452	—	3,758	4,210	455,211
Residential mortgage	690,524	1,584	284	8,218	10,086	700,610
Home equity	474,824	1,007	87	3,484	4,578	479,402
Installment and other consumer	70,006	122	55	36	213	70,219
Consumer construction	4,363	—	—	—	—	4,363
Loans held for sale	14,355	—	—	—	—	14,355
Total	$5,708,067	$6,074	$1,048	$45,992	$53,114	$5,761,181

	December 31, 2016
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$2,479,513	$2,032	$759	$16,172	$18,963	$2,498,476
Commercial and industrial	1,391,475	1,061	428	8,071	9,560	1,401,035
Commercial construction	450,410	547	—	4,927	5,474	455,884
Residential mortgage	689,635	1,312	1,117	9,918	12,347	701,982
Home equity	476,866	1,470	509	3,439	5,418	482,284
Installment and other consumer	65,525	176	43	108	327	65,852
Consumer construction	5,906	—	—	—	—	5,906
Loans held for sale	3,793	—	—	—	—	3,793
Total	$5,563,123	$6,598	$2,856	$42,635	$52,089	$5,615,212
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	March 31, 2017
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,527,128	96.7%	$1,320,246	92.8%	$431,074	94.7%	$4,278,448	95.2%
Special mention	55,256	2.1%	49,271	3.5%	14,592	3.2%	119,119	2.7%
Substandard	32,340	1.2%	52,780	3.7%	9,545	2.1%	94,665	2.1%
Total	$2,614,724	100.0%	$1,422,297	100.0%	$455,211	100.0%	$4,492,232	100.0%

	December 31, 2016
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,423,742	97.0%	$1,315,507	93.9%	$430,472	94.4%	$4,169,721	95.7%
Special mention	33,098	1.3%	40,409	2.9%	14,691	3.2%	88,198	2.0%
Substandard	41,636	1.7%	45,119	3.2%	10,721	2.4%	97,476	2.3%
Total	$2,498,476	100.0%	$1,401,035	100.0%	$455,884	100.0%	$4,355,395	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	March 31, 2017
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$692,392	98.8%	$475,918	99.3%	$70,183	99.9%	$4,363	100.0%	$1,242,856	99.1%
Nonperforming	8,218	1.2%	3,484	0.7%	36	0.1%	—	—%	11,738	0.9%
Total	$700,610	100.0%	$479,402	100.0%	$70,219	100.0%	$4,363	100.0%	$1,254,594	100.0%

	December 31, 2016
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$692,064	98.6%	$478,845	99.3%	$65,744	99.8%	$5,906	100.0%	$1,242,559	98.9%
Nonperforming	9,918	1.4%	3,439	0.7%	108	0.2%	—	—%	13,465	1.1%
Total	$701,982	100.0%	$482,284	100.0%	$65,852	100.0%	$5,906	100.0%	$1,256,024	100.0%
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following table summarizes investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	March 31, 2017			December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial and industrial	9,929	11,520	3,541	964	2,433	771
Commercial construction	—	—	—	—	—	—
Consumer real estate	25	25	25	26	26	26
Other consumer	1	1	1	1	1	1
Total with a Related Allowance Recorded	9,955	11,546	3,567	991	2,460	798
Without a related allowance recorded:
Commercial real estate	8,429	9,773	—	16,352	17,654	—
Commercial and industrial	11,115	11,651	—	5,902	7,699	—
Commercial construction	5,903	9,773	—	6,613	10,306	—
Consumer real estate	11,335	12,185	—	12,053	12,849	—
Other consumer	21	23	—	24	31	—
Total without a Related Allowance Recorded	36,803	43,405	—	40,944	48,539	—
Total:
Commercial real estate	8,429	9,773	—	16,352	17,654	—
Commercial and industrial	21,044	23,171	3,541	6,866	10,132	771
Commercial construction	5,903	9,773	—	6,613	10,306	—
Consumer real estate	11,360	12,210	25	12,079	12,875	26
Other consumer	22	24	1	25	32	1
Total	$46,758	$54,951	$3,567	$41,935	$50,999	$798
As of March 31, 2017, we had $46.8 million of impaired loans which included $11.1 million of acquired loans from the Merger that experienced credit deterioration since the acquisition date. This compares to $41.9 million of impaired loans at December 31, 2016, which included $18.4 million of acquired loans from the Merger.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following table summarizes average recorded investment in and interest income recognized on loans considered to be impaired for the periods presented:

	Three Months Ended
	March 31, 2017		March 31, 2016
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	10,008	72	5,382	32
Commercial construction	—	—	1,117	6
Consumer real estate	26	—	115	2
Other consumer	1	—	2	—
Total with a Related Allowance Recorded	10,035	72	6,616	40
Without a related allowance recorded:
Commercial real estate	8,581	33	18,605	199
Commercial and industrial	11,410	43	15,513	149
Commercial construction	6,239	37	10,782	64
Consumer real estate	11,692	129	11,102	135
Other consumer	22	—	26	—
Total without a Related Allowance Recorded	37,944	242	56,028	547
Total:
Commercial real estate	8,581	33	18,605	199
Commercial and industrial	21,418	115	20,895	181
Commercial construction	6,239	37	11,899	70
Consumer real estate	11,718	129	11,217	137
Other consumer	23	—	28	—
Total	$47,979	$314	$62,644	$587

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended March 31, 2017
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$19,976	$10,810	$13,999	$6,095	$1,895	$52,775
Charge-offs	(390)	(715)	(644)	(759)	(434)	(2,942)
Recoveries	78	187	256	103	176	800
Net (Charge-offs)/ Recoveries	(312)	(528)	(388)	(656)	(258)	(2,142)
Provision for loan losses	906	2,962	491	517	307	5,183
Balance at End of Period	$20,570	$13,244	$14,102	$5,956	$1,944	$55,816

	Three Months Ended March 31, 2016
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$15,043	$10,853	$12,625	$8,400	$1,226	$48,147
Charge-offs	(54)	(2,694)	—	(232)	(648)	(3,628)
Recoveries	361	203	2	164	84	814
Net (Charge-offs)/ Recoveries	307	(2,491)	2	(68)	(564)	(2,814)
Provision for loan losses	(84)	6,378	(1,802)	(71)	593	5,014
Balance at End of Period	$15,266	$14,740	$10,825	$8,261	$1,255	$50,347

The following tables present the ALL and recorded investments in loans by category as of the periods presented:

	March 31, 2017
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$20,570	$20,570	$8,429	$2,606,295	$2,614,724
Commercial and industrial	3,541	9,703	13,244	21,044	1,401,253	1,422,297
Commercial construction	—	14,102	14,102	5,903	449,308	455,211
Consumer real estate	25	5,931	5,956	11,360	1,173,015	1,184,375
Other consumer	1	1,943	1,944	22	70,197	70,219
Total	$3,567	$52,249	$55,816	$46,758	$5,700,068	$5,746,826

	December 31, 2016
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$19,976	$19,976	$16,352	$2,482,124	$2,498,476
Commercial and industrial	771	10,039	10,810	6,866	1,394,169	1,401,035
Commercial construction	—	13,999	13,999	6,613	449,271	455,884
Consumer real estate	26	6,069	6,095	12,079	1,178,093	1,190,172
Other consumer	1	1,894	1,895	25	65,827	65,852
Total	$798	$51,977	$52,775	$41,935	$5,569,484	$5,611,419

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
The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts- Commercial Loans
Fair value	$5,379	$6,960	$5,352	$6,958
Notional amount	226,217	232,396	226,217	232,396
Collateral posted	—	—	2,454	14,340
Interest Rate Lock Commitments- Mortgage Loans
Fair value	469	236	—	—
Notional amount	13,795	8,490	—	—
Forward Sale Contracts- Mortgage Loans
Fair value	—	—	63	27
Notional amount	$—	$—	$11,370	$8,216

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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$7,132	$8,590	$7,105	$8,588
Gross amounts offset	(1,753)	(1,630)	(1,753)	(1,630)
Net amounts presented in the Consolidated Balance Sheets	5,379	6,960	5,352	6,958
Gross amounts not offset(1)	—	—	(2,454)	(14,340)
Net Amount	$5,379	$6,960	$2,898	$(7,382)
(1) Amounts represent posted collateral.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$24	$97
Interest rate lock commitments—mortgage loans	233	265
Forward sale contracts—mortgage loans	(36)	(67)
Total Derivatives Gain	$221	$295

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. BORROWINGS

Short-term borrowings are for terms under or equal to one year and were comprised of securities sold under repurchase agreements, or REPOs, and Federal Home Loan Bank, or FHLB, advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and therefore, the REPOs are accounted for as a secured borrowing. Mortgage-backed securities with a total carrying value of $49.0 million at March 31, 2017 and $53.2 million at December 31, 2016 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
Long-term borrowings are for original terms greater than one year and were comprised of FHLB advances, a capital lease and junior subordinated debt securities. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. We had total long-term borrowings outstanding of $10.9 million at a fixed rate and $3.1 million at a variable rate at March 31, 2017, excluding our capital lease of $0.1 million.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Securities sold under repurchase agreements	$46,987	0.01%	$50,832	0.01%
Short-term borrowings	610,000	0.89%	660,000	0.76%
Total short-term borrowings	656,987	0.83%	710,832	0.70%
Long-term borrowings
Other long-term borrowings	14,118	2.92%	14,713	2.91%
Junior subordinated debt securities	45,619	3.59%	45,619	3.42%
Total long-term borrowings	59,737	3.43%	60,332	3.30%
Total Borrowings	$716,724	1.05%	$771,164	0.90%
We had total borrowings at March 31, 2017 and December 31, 2016 at the FHLB of Pittsburgh of $624 million and $675 million. The $624 million at March 31, 2017 consisted of $610 million in short-term borrowings and $14 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $2.3 billion at March 31, 2017. Our remaining borrowing availability is $1.5 billion. We utilized $800 million of our borrowing capacity at March 31, 2017 consisting of $624 million for borrowings and $176 million for letters of credit to collateralize public funds.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $2.1 million at March 31, 2017 and $2.6 million at December 31, 2016. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The allowance for unfunded commitments is determined using a similar methodology as our ALL methodology. The reserve is calculated by applying historical loss rates and qualitative adjustments to our unfunded commitments.
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	March 31, 2017	December 31, 2016
Commitments to extend credit	$1,415,003	$1,509,696
Standby letters of credit	83,008	84,534
Total	$1,498,011	$1,594,230
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that no outcome of any such proceedings or claims pending will have a material adverse effect on our consolidated financial position or results of operations.
NOTE 10. OTHER COMPREHENSIVE INCOME

The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended March 31, 2017			Three months ended March 31, 2016
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on securities available-for-sale	$1,662	$(584)	$1,078	$9,033	$(3,162)	$5,871
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	(370)	130	(240)	—	—	—
Adjustment to funded status of employee benefit plans	539	(189)	350	3,800	(1,330)	2,470
Other Comprehensive Income/(Loss)	$1,831	$(643)	$1,188	$12,833	$(4,492)	$8,341
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 11. EMPLOYEE BENEFITS

Effective March 31, 2016, our qualified and nonqualified defined benefit plans were amended to freeze benefit accruals for all persons entitled to benefits under the plan. We recorded a curtailment gain for the three months ended March 31, 2016 resulting from the amendment. The curtailment gain was $1.0 million and represented the unrecognized benefits associated with prior plan amendments that would have been amortized into income over the next seven years. The qualified plan was previously closed to new participants effective December 31, 2007. We will continue recording pension expense related to this plan, primarily representing interest costs on the accumulated benefit obligation and amortization of actuarial losses accumulated in the plan, as well as income from expected investment returns on pension assets.
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
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$—	$474
Interest cost on projected benefit obligation	1,025	1,065
Expected return on plan assets	(1,582)	(1,459)
Amortization of prior service credit	474	(35)
Recognized net actuarial loss	—	544
Net Periodic Pension Expense	$(83)	$589
NOTE 12. QUALIFIED AFFORDABLE HOUSING PROJECTS
We invest in affordable housing projects primarily to help satisfy our Community Reinvestment Act requirements. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. Our total investment in qualified affordable housing projects was $11.0 million at March 31, 2017 and $11.7 million at December 31, 2016. We had no open commitments to fund current or future investments in qualified affordable housing projects at March 31, 2017 or December 31, 2016. Amortization expense, included in other noninterest expense in the Consolidated Statements of Comprehensive Income, was $0.8 million for the three months ended March 31, 2017 and March 31, 2016. The amortization expense was offset by tax credits of $0.9 million for the three months ended March 31, 2017 and March 31, 2016 as a reduction to our federal tax provision.
NOTE 13. SUBSEQUENT EVENTS
As of March 31, 2017, we owned 145,855 shares of Allegheny Valley Bancorp common stock. On April 7, 2017, Allegheny Valley Bancorp , Inc. merged into Standard Financial Corp. (which was the surviving entity and changed its name to Standard AVB Financial Corp.), and we received 303,816 shares of Standard AVB Financial Corp. common shares in exchange for our shares of Allegheny Valley Bancorp, Inc. common stock. As a result, we will recognize a gain of approximately $2.7 million in our consolidated financial statements for the three and six months ended June 30, 2017.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three month periods ended March 31, 2017 and 2016. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
We previously reported in our annual report on Form 10-K, three reportable operating segments: Community Banking, Insurance and Wealth Management. We have reevaluated our segment reporting as of January 1, 2017 and have determined that Insurance and Wealth Management activities are not material to our consolidated financial results, therefore, we are no longer reporting segment information.
Important Note Regarding Forward-Looking Statements
This quarterly Report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect”, “anticipate,” “estimate,” “forecast,” “project,” “intend”, “ believe”, “assume”, “strategy”, “trend”, “plan”, “outlook”, “outcome”, “continue”, “remain”, “potential,” “opportunity”, “believe”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”, “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses; cyber-security concerns; rapid technological developments and changes; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight; legislation affecting the financial services industry as a whole, and S&T, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; general economic or business conditions; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses. Many of these factors, as well as other factors, are described in our Annual Report on Form 10-K for the year ended December 31, 2016, including Part I, Item 1A, Risk Factors and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.
Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2017 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2016 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $7.1 billion at March 31, 2017.  We operate bank branches in Pennsylvania and Ohio and loan production offices in Pennsylvania, Ohio and New York. We provide a full range of financial services with retail and commercial banking products, cash management services, insurance and trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. We incur expenses for the cost of deposits and other funding sources, provision for loan losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
Our mission is to become the financial services provider of choice within the markets that we serve. We strive to do this by delivering exceptional service and value, one customer at a time. Our strategic plan focuses on organic growth, which includes both growth within our current footprint and growth through market expansion. We also actively evaluate acquisition opportunities as another source of growth. Our strategic plan includes a collaborative model that combines expertise from all areas of our business and focuses on satisfying each customer’s individual financial objectives.
Our focus continues to be on loan and deposit growth and implementing opportunities to increase fee income while closely monitoring our operating expenses and asset quality. We are focused on executing our strategy to successfully build our brand and grow our business in all of our markets. While we have benefited from recent increases in short term interest rates, the low interest rate environment still remains a challenge for our net interest income. We have been able to mitigate the impact of lower rates through strong organic loan growth and expect to benefit from any future increases in interest rates.
Earnings Summary
Net income increased $2.1 million, or 13 percent, for the three months ended March 31, 2017 compared to the same period in 2016. Net income for the three months ended March 31, 2017 was $18.2 million, or $0.52 diluted earnings per share, as compared to net income of $16.1 million, or $0.46 diluted earnings per share, for the same period in 2016. The increase in net income was primarily driven by an increase in net interest income of $4.2 million and decreases in noninterest expense of $1.6 million. These increases were offset by a decrease of $2.8 million in noninterest income, a $0.8 million increase in income taxes and an increase in our provision for loan losses of $0.2 million.
Net interest income increased $4.2 million, or 8.5 percent, for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to higher average interest-earning assets of $589.0 million, or 10.1 percent, for the three month period ended March 31, 2017 compared to the same period in 2016. The increases in short term interest rates in December of 2016 and March of 2017 positively impacted both net interest income and net interest margin.
The increase in average interest-earning assets was due to our successful efforts in growing our loan portfolio over the past year. The increase in net interest income was partially offset by higher average interest-bearing liabilities of $500.4 million, or 11.6 percent, for the three months ended March 31, 2017 compared to the same period in 2016. The increase in average interest-bearing liabilities was mainly due to successful deposit promotions and an increase in short-term borrowings.
The provision for loan losses was relatively unchanged at $5.2 million for the three months ended March 31, 2017 compared to $5.0 million for the same period in 2016. Net charge-offs were $2.1 million for the three months ended March 31, 2017 compared to $2.8 million in the same period in the prior year. Annualized net loan charge-offs to average loans were 0.15 percent for the three months ended March 31, 2017 compared to 0.22 percent for the same period in 2016. Specific reserves on impaired loans increased $1.4 million to $3.6 million at March 31, 2017 compared to $2.2 million at March 31, 2016.
Noninterest income decreased $2.8 million to $13.0 million for the three months ended March 31, 2017 compared to $15.8 million for the same period in 2016. The decrease in noninterest income was primarily due to a $2.1 million gain on the sale of our credit card portfolio and a $1.0 million curtailment gain resulting from the amendment to freeze benefit accruals for all participants in our defined benefit plans, both in the three months ended March 31, 2016. These decreases were partially offset by a $0.4 million gain on the sale of equity securities during the three months ended March 31, 2017.
Noninterest expense decreased $1.6 million to $36.8 million for the three months ended March 31, 2017 compared to $38.4 million for the same period in 2016. The decrease in noninterest expense was primarily due to a $0.4 million decrease in salaries and employee benefits expense and a $1.4 million decrease in other expense. The decrease in salaries and employee benefits was mainly attributed to lower pension expense related to the above noted freeze of benefit accruals and lower medical expenses. The decrease in other noninterest expense primarily related to change in the provision for the reserve for unfunded commitments due to a decline in outstanding commitments and a decrease in loss rates.
The provision for income taxes increased $0.8 million for the three months ended March 31, 2017 compared to the same period in 2016. Higher provision for income taxes was primarily due to a $2.9 million increase in pretax income compared to the same period in 2016.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles, or GAAP, in the United States, management uses, and this quarterly report references, net interest income on a fully taxable equivalent, or FTE, basis, which is a non-GAAP financial measure. Management believes this measure provides information useful to investors in understanding our underlying business, operational performance and performance trends as it facilitates comparisons with the performance of other companies in the financial services industry. Although management believes that this non-GAAP financial measure enhance investors’ understanding of our business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies.
We believe the presentation of net interest income on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to an FTE basis in the Net Interest Income section of the "Results of Operations - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016."

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS
Three Months Ended March 31, 2017 Compared to
Three Months Ended March 31, 2016
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
The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates on an FTE basis for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Total interest income	$61,150	$55,019
Total interest expense	7,272	5,382
Net interest income per consolidated statements of comprehensive income	53,878	49,637
Adjustment to FTE basis	1,871	1,722
Net Interest Income on an FTE basis (non-GAAP)	$55,749	$51,359
Net interest margin	3.38%	3.41%
Adjustment to FTE basis	0.12%	0.12%
Net Interest Margin on an FTE basis (non-GAAP)	3.50%	3.53%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three months ended March 31, 2017			Three months ended March 31, 2016
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$66,173	$140	0.85%	$48,159	$65	0.54%
Securities available-for-sale, at fair value(2)(3)	697,327	4,260	2.44%	666,719	4,073	2.44%
Loans held for sale	2,211	25	4.44%	27,485	500	7.32%
Commercial real estate	2,524,859	26,462	4.25%	2,195,381	22,693	4.16%
Commercial and industrial	1,413,801	14,491	4.16%	1,307,352	12,746	3.92%
Commercial construction	454,886	4,155	3.70%	397,010	3,713	3.76%
Total commercial loans	4,393,546	45,108	4.16%	3,899,743	39,152	4.04%
Residential mortgage	699,849	7,060	4.05%	639,362	6,599	4.15%
Home equity	480,411	4,905	4.14%	468,833	4,857	4.17%
Installment and other consumer	68,164	1,091	6.49%	75,378	1,138	6.07%
Consumer construction	5,374	49	3.67%	8,474	89	4.22%
Total consumer loans	1,253,798	13,105	4.22%	1,192,047	12,683	4.28%
Total portfolio loans	5,647,344	58,213	4.18%	5,091,790	51,835	4.09%
Total loans(1)(2)	5,649,555	58,238	4.18%	5,119,275	52,335	4.11%
Federal Home Loan Bank and other restricted stock	32,690	383	4.68%	22,592	268	4.72%
Total Interest-earning Assets	6,445,745	63,021	3.96%	5,856,745	56,741	3.89%
Noninterest-earning assets	511,125			520,018
Total Assets	$6,956,870			$6,376,763
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$633,232	$275	0.18%	$626,493	$226	0.14%
Money market	938,014	1,406	0.61%	628,154	504	0.32%
Savings	1,041,647	536	0.21%	1,061,117	483	0.18%
Certificates of deposit	1,403,796	3,162	0.91%	1,425,140	3,041	0.86%
Total Interest-bearing Deposits	4,016,689	5,379	0.54%	3,740,904	4,254	0.46%
Securities sold under repurchase agreements	48,896	1	0.01%	64,303	2	0.01%
Short-term borrowings	671,784	1,399	0.84%	329,389	510	0.62%
Long-term borrowings	14,362	105	2.91%	116,705	276	0.95%
Junior subordinated debt securities	45,619	388	3.45%	45,619	340	2.99%
Total borrowings	780,661	1,893	0.98%	556,016	1,128	0.82%
Total Interest-bearing Liabilities	4,797,350	7,272	0.61%	4,296,920	5,382	0.50%
Noninterest-bearing liabilities:
Noninterest-bearing demand	1,309,401			1,277,019
Shareholders’ equity	850,119			802,824
Total Liabilities and Shareholders’ Equity	$6,956,870			$6,376,763
Net Interest Income (2)(3)		$55,749			$51,359
Net Interest Margin (2) (3)			3.50%			3.53%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 35 percent for 2017 and 2016.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net interest income on an FTE basis increased $4.4 million, or 8.5 percent, for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to strong organic loan growth. The net interest margin on an FTE basis decreased three basis points to 3.50 percent for the three months ended March 31, 2017 compared to 3.53 percent for the same period in 2016. The decrease was primarily due to the rates on interest-bearing liabilities increasing faster than the rates on interest-earning assets.
Interest income on an FTE basis increased $6.3 million, or 11.1 percent, for the three months ended March 31, 2017 compared to the same period in 2016. The increase is primarily due to a $589 million increase in average interest-earning assets. Average loan balances increased $530 million due to organic loan growth, of which $494 million was in the commercial loan portfolio and $61.8 million was in the consumer loan portfolio. The rates earned on loans increased seven basis points, which is primarily due to increases in the Federal Funds rates that occurred in December of 2016 and March of 2017. Average loans held for sale decreased $25.3 million primarily due to the sale of our credit card portfolio during the first quarter of 2016. Average interest-bearing deposits with banks, which is primarily cash at the Federal Reserve, increased $18.0 million, with the rate increasing 31 basis points due to the previously mentioned Federal Funds rate increases. Average securities increased $30.6 million and Federal Home Loan Bank and other restricted stock increased $10.1 million with no significant change to the rates. Overall, the FTE rate on interest-earning assets increased seven basis points for the three months ended March 31, 2017 compared to the same period in 2016.
Interest expense increased $1.9 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase is primarily due to a $500 million increase in average interest-bearing liabilities. Average interest-bearing deposits increased $276 million due to sales efforts and rate promotions. Money market account balances increased $310 million and the rate paid on money market accounts increased 29 basis points. Average total borrowings increased $225 million to provide funding for loan growth. Short-term borrowings increased $342 million with a 22 basis point increase in the rate due to higher short-term rates. Long-term borrowings decreased $102 million due to a $100 million long-term variable rate borrowing that matured in the second quarter of 2016. Overall, the cost of interest-bearing liabilities increased 11 basis points for the three months ended March 31, 2017 compared to the same period in 2016.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2017 compared to March 31, 2016
(dollars in thousands)	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$24	$51	$75
Securities available-for-sale, at fair value(2)(3)	136	51	187
Loans held for sale	(460)	(15)	(475)
Commercial real estate	3,406	363	3,769
Commercial and industrial	1,038	707	1,745
Commercial construction	541	(99)	442
Total commercial loans	4,985	971	5,956
Residential mortgage	624	(163)	461
Home equity	120	(72)	48
Installment and other consumer	(109)	62	(47)
Consumer construction	(32)	(8)	(40)
Total consumer loans	603	(181)	422
Total portfolio loans	5,588	790	6,378
Total loans (1)(2)	5,128	775	5,903
Federal Home Loan Bank and other restricted stock	120	(5)	115
Change in Interest Earned on Interest-earning Assets	$5,408	$872	$6,280
Interest paid on:
Interest-bearing demand	$2	$47	$49
Money market	249	653	902
Savings	(9)	62	53
Certificates of deposit	(45)	166	121
Total interest-bearing deposits	197	928	1,125
Securities sold under repurchase agreements	—	—	—
Short-term borrowings	530	358	888
Long-term borrowings	(242)	71	(171)
Junior subordinated debt securities	—	48	48
Total borrowings	288	477	765
Change in Interest Paid on Interest-bearing Liabilities	485	1,405	1,890
Change in Net Interest Income	$4,923	$(533)	$4,390
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 35 percent for 2017 and 2016.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4) Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision for Loan Losses
The provision for loan losses is the amount to be added to the allowance for loan losses, or ALL, after considering loan charge-offs and recoveries, to bring the ALL to a level determined to be appropriate in management's judgment to absorb probable losses inherent in the loan portfolio. The provision for loan losses increased $0.2 million to $5.2 million for the three months ended March 31, 2017 compared to $5.0 million for the same period in 2016. Specific reserves on impaired loans increased $1.4 million to $3.6 million at March 31, 2017 compared to $2.2 million at March 31, 2016. Net charge-offs decreased $0.7 million to $2.1 million for the three months ended March 2017 compared to $2.8 million for the same period in 2016. Annualized net loan charge-offs to average loans were 0.15 percent for the three months ended March 31, 2017 compared to 0.22 percent for the same period in 2016. Nonperforming loans decreased $5.8 million to $46.0 million at March 31, 2017 compared to $51.8 million at March 31, 2016.The ALL at March 31, 2017 was $55.8 million compared to $50.3 million at March 31, 2016. The ALL as a percent of total portfolio loans was unchanged at 0.97 percent for both March 31, 2017 and the same period of 2016. Refer to “Allowance for Loan Losses” in the MD&A of this report for additional information.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Securities gains (losses), net	$370	$—	$370	NM
Service charges on deposit accounts	3,014	2,999	15	0.5%
Debit and credit card fees	2,843	2,786	57	2.0
Wealth management fees	2,403	2,752	(349)	(12.7)
Insurance fees	1,464	1,774	(310)	(17.5)
Mortgage banking	733	529	204	38.6
Gain on sale of credit card portfolio	—	2,066	(2,066)	(100.0)
Other	2,169	2,911	(742)	(25.5)
Total Noninterest Income	$12,996	$15,817	$(2,821)	(17.8)%
NM- Not meaningful
Noninterest income decreased $2.8 million, or 17.8 percent, to $13.0 million for the three months ended March 31, 2017 compared to the same period in 2016. During the three months ended March 31, 2016, we recognized a $2.1 million gain on the sale of our credit card portfolio. The decrease of $0.7 million in other noninterest income was primarily related to a $1.0 million curtailment gain resulting from the amendment to freeze benefit accruals for all participants in our defined benefit plans in the three months ended March 31, 2016 offset in part by higher interest rate swap fees from our commercial customers for the three months ended March 31, 2017. The decrease in wealth management fees of $0.3 million was primarily due to a decline in brokerage service revenue and advisory fees. Insurance fees decreased $0.3 million mainly due to a decrease in annual profit sharing revenue received from our insurance carriers. These decreases were offset in part by increases of $0.4 million in securities gains related to the sale of an equity position and $0.2 million of mortgage banking fees related to an impairment recapture of our mortgage servicing rights asset due to an increase in interest rates.
Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$20,541	$20,902	$(361)	(1.7)%
Net occupancy	2,815	2,950	(135)	(4.6)
Data processing	2,251	2,111	140	6.6
Furniture and equipment	2,047	1,929	118	6.1
FDIC insurance	1,123	940	183	19.5
Professional services and legal	1,043	947	96	10.1
Other taxes	976	1,100	(124)	(11.3)
Marketing	754	901	(147)	(16.3)
Other	5,258	6,636	(1,378)	(20.8)
Total Noninterest Expense	$36,808	$38,416	$(1,608)	(4.2)%
NM - not meaningful
Noninterest expense decreased $1.6 million, or 4.2 percent, to $36.8 million for the three months ended March 31, 2017 compared to the same period in 2016. Salaries and employee benefits expense decreased $0.4 million primarily due to lower pension expense of $0.7 million and medical claims of $0.4 million, which offset annual merit increases and higher incentive costs in 2017. Pension expense decreased due to the amendment to freeze benefit accruals for all participants in our defined benefit plans that occurred during three months ended March 31, 2016. Other noninterest expense decreased $1.4 million primarily related to a lower reserve for unfunded loan commitments and lower processing charges for credit cards in the first quarter of 2017 due to the sale of the credit card portfolio in 2016. The decrease in reserve for unfunded commitments was due to lower outstanding commitments and a decrease in loss rates.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Income Taxes
The provision for income taxes increased $0.8 million to $6.7 million for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to an increase of $2.9 million in pre-tax income. The effective tax rate for the three months ended March 31, 2017 and 2016 was 26.9 percent.
Financial Condition
March 31, 2017
Total assets increased $122 million, or 1.8 percent, to $7.1 billion at March 31, 2017 compared to $6.9 billion at December 31, 2016. Loan growth was strong resulting in an increase in total portfolio loans of $135 million, or 2.4 percent. Our commercial loan portfolio grew by $137 million, or 3.1 percent, to $4.5 billion with growth in the Commercial Real Estate, or CRE, and Commercial and Industrial, or C&I, portfolios. Securities increased $19.7 million, or 2.8 percent, compared to December 31, 2016 due to security purchases.
Our deposits increased $163 million, or 3.1 percent, with total deposits of $5.4 billion at March 31, 2017 compared to $5.3 billion at December 31, 2016. The increase in deposits was primarily due to an increase in brokered deposits of $141 million. Certificates of deposits, or CDs, increased $101 million, or 7.3 percent, due to higher brokered CDs. Money market accounts increased $49.3 million, or 5.3 percent, and noninterest-bearing demand accounts increased $36.9 million, or 2.9 percent, both due to sales efforts to support our strategic goal to grow our customer deposits.
Total borrowings decreased $54.4 million from December 31, 2016, as the increase in deposits reduced the need for borrowings to support asset growth.
Total shareholders’ equity increased by $13.2 million, or 1.6 percent, at March 31, 2017 compared to December 31, 2016. The increase was primarily due to net income of $18.2 million offset partially by $7.0 million of dividends. The $1.2 million increase in accumulated other comprehensive income was due to an $0.8 million increase in unrealized gains on our available-for-sale investment securities and a $0.4 million change in the funded status of our employee benefit plans.
Securities Activity

(dollars in thousands)	March 31, 2017	December 31, 2016	$ Change
U.S. treasury securities	$24,837	$24,811	$26
Obligations of U.S. government corporations and agencies	221,708	232,179	(10,471)
Collateralized mortgage obligations of U.S. government corporations and agencies	125,155	129,777	(4,622)
Residential mortgage-backed securities of U.S. government corporations and agencies	35,824	37,358	(1,534)
Commercial mortgage-backed securities of U.S. government corporations and agencies	161,977	125,604	36,373
Obligations of states and political subdivisions	132,297	132,509	(212)
Debt Securities Available-for-Sale	701,798	682,238	19,560
Marketable equity securities	11,400	11,249	151
Total Securities Available-for-Sale	$713,198	$693,487	$19,711
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $19.7 million, or 2.8 percent, at March 31, 2017 compared to December 31, 2016.
Management evaluates the securities portfolio for other than temporary impairment, or OTTI, on a quarterly basis. At March 31, 2017 our bond portfolio was in a net unrealized gain position of $4.5 million compared to a net unrealized gain position of $3.6 million at December 31, 2016. At March 31, 2017, total gross unrealized gains were $7.8 million offset by $3.2 million of gross unrealized losses, compared to December 31, 2016, when total gross unrealized gains were $7.1 million offset by gross unrealized losses of $3.5 million. The increase in our securities portfolio was primarily a result of investment security purchases during the three months ended March 31, 2017. Total unrealized gains on marketable equity securities at March 31, 2017 were $4.0 million compared to $3.7 million at December 31, 2016. During the three months ended March 31, 2017 and 2016 we did not record any OTTI. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan Composition

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$2,614,724	45.5%	$2,498,476	44.5%
Commercial and industrial	1,422,297	24.7%	1,401,035	25.0%
Construction	455,211	7.9%	455,884	8.1%
Total Commercial Loans	4,492,232	78.2%	4,355,395	77.6%
Consumer
Residential mortgage	700,610	12.2%	701,982	12.5%
Home equity	479,402	8.3%	482,284	8.6%
Installment and other consumer	70,219	1.3%	65,852	1.2%
Construction	4,363	0.1%	5,906	0.1%
Total Consumer Loans	1,254,594	21.8%	1,256,024	22.4%
Total Portfolio Loans	5,746,826	100.0%	5,611,419	100.0%
Loans Held for Sale	14,355		3,793
Total Loans	$5,761,181		$5,615,212
Our loan portfolio represents our most significant source of interest income. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Total portfolio loans increased $135 million, or 2.4 percent, to $5.7 billion at March 31, 2017 compared to $5.6 billion at December 31, 2016. Loan growth was in our commercial loan portfolio and mainly in our newer markets of New York, Ohio and southcentral Pennsylvania. CRE loans increased $116 million, or 4.7 percent, and C&I loans increased $21 million, or 1.5 percent. Total consumer loans decreased $1.4 million, or 0.1 percent, primarily due to a reduction in home equity loans which was partially offset with growth in installment and other consumer loans. The increase in loans held for sale of $10.6 million related to two participation loans for $11.3 million that were sold subsequent to March 31, 2017.
#bc1Allowance for Loan Losses
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
An inherent risk to the loan portfolio as a whole is the condition of the economy in our markets. In addition, each loan segment carries with it risks specific to the segment. We develop and document a systematic ALL methodology based on the following portfolio segments: 1. CRE, 2. C&I, 3. Commercial Construction, 4. Consumer Real Estate and 5. Other Consumer. The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ALL.
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
Other Consumer loans are made to individuals and may be secured by assets other than 1-4 family residences, as well as unsecured loans. This segment includes auto loans and unsecured loans and lines. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.
The following tables summarize the ALL and recorded investments in loans by category for the dates presented:

	March 31, 2017
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$20,570	$20,570	$8,429	$2,606,295	$2,614,724
Commercial and industrial	3,541	9,703	13,244	21,044	1,401,253	1,422,297
Commercial construction	—	14,102	14,102	5,903	449,308	455,211
Consumer real estate	25	5,931	5,956	11,360	1,173,015	1,184,375
Other consumer	1	1,943	1,944	22	70,197	70,219
Total	$3,567	$52,249	$55,816	$46,758	$5,700,068	$5,746,826

	December 31, 2016
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$19,976	$19,976	$16,352	$2,482,124	$2,498,476
Commercial and industrial	771	10,039	10,810	6,866	1,394,169	1,401,035
Commercial construction	—	13,999	13,999	6,613	449,271	455,884
Consumer real estate	26	6,069	6,095	12,079	1,178,093	1,190,172
Other consumer	1	1,894	1,895	25	65,827	65,852
Total	$798	$51,977	$52,775	$41,935	$5,569,484	$5,611,419

	March 31, 2017		December 31, 2016
Ratio of net charge-offs to average loans outstanding	0.15%	*	0.25%
Allowance for loan losses as a percentage of total loans	0.97%		0.94%
Allowance for loan losses to nonperforming loans	121%		124%
* Annualized

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The ALL was $55.8 million, or 0.97 percent of total portfolio loans and 1.06 percent of originated loans at March 31, 2017 compared to $52.8 million, or 0.94 percent of total portfolio loans and 1.05 percent of originated loans at December 31, 2016. Originated loans exclude acquired loans of $477 million as of March 31, 2017 related to the 2015 Integrity Bancshares, Inc. merger, or Merger.
The increase in the ALL of $3.0 million was primarily due to a $2.8 million increase in specific reserves for loans individually evaluated for impairment and loan growth. The increase in specific reserves was largely due to two C&I relationships totaling approximately $14.1 million that became impaired during the three months ended March 31, 2017 requiring $2.7 million of specific reserve. Impaired loans increased $4.8 million, or 11.5 percent, from December 31, 2016 to $46.8 million at March 31, 2017. The increase was primarily due to the two aforementioned C&I relationships, which were partially offset by a $9.2 million payoff related to a CRE relationship in our acquired loan portfolio. The reserve for loans collectively evaluated for impairment increased $0.3 million at March 31, 2017 compared to December 31, 2016 primarily due to loan growth, which was partially offset by lower historical loss rates in our Construction and CRE portfolios.
Net loan charge-offs were $2.1 million for the three months ended March 31, 2017, and were comprised mainly of $1.5 million in net charge-offs related to three commercial relationships in our acquired loan portfolio. Commercial special mention, substandard and doubtful loans at March 31, 2017 increased by $28.1 million to $219 million compared to $186 million at December 31, 2016.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

TDRs decreased $1.6 million to $23.4 million at March 31, 2017 compared to $25.0 million at December 31, 2016. The decrease is primarily due to principal reductions and charge-offs of $2.0 million offset by new TDRs of $0.4 million. Total TDRs of $23.4 million at March 31, 2017 included $13.1 million, or 56.0 percent, that were accruing and $10.3 million, or 44.0 percent, that were nonaccrual.
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
Our allowance for lending-related commitments is determined using a methodology similar to that used for the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The reserve is calculated by applying historical loss rates to unfunded commitments and considering qualitative factors. The balance in the allowance for unfunded loan commitments was $2.1 million at March 31, 2017 compared to $2.6 million at December 31, 2016. The decrease primarily related to a decline in the historic loss rate for C&I commitment's and a decrease in the balance of total unfunded commitments. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	March 31, 2017	December 31, 2016	$ Change
Nonaccrual Loans
Commercial real estate	$7,992	$15,526	$(7,534)
Commercial and industrial	17,937	3,578	14,359
Commercial construction	3,331	4,497	(1,166)
Residential mortgage	3,897	4,850	(953)
Home equity	2,481	2,485	(4)
Installment and other consumer	30	101	(71)
Consumer construction	—	—	—
Total Nonaccrual Loans	35,668	31,037	4,631
Nonaccrual Troubled Debt Restructurings
Commercial real estate	625	646	(21)
Commercial and industrial	3,942	4,493	(551)
Commercial construction	427	430	(3)
Residential mortgage	4,321	5,068	(747)
Home equity	1,003	954	49
Installment and other consumer	6	7	(1)
Total Nonaccrual Troubled Debt Restructurings	10,324	11,598	(1,274)
Total Nonaccrual Loans	45,992	42,635	3,357
OREO	873	679	194
Total Nonperforming Assets	$46,865	$43,314	$3,551

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.80%	0.76%
Nonperforming assets as a percent of total loans plus OREO	0.81%	0.77%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming assets, or NPAs, increased $3.6 million to $46.9 million at March 31, 2017 compared to $43.3 million at December 31, 2016. The increase in NPAs was primarily due to new nonperforming loans of $17.2 million which were offset by $13.6 million of principal reductions and loan charge-offs. The increase in nonperforming loans was primarily related to two C&I relationships for $14.1 million offset by the payoff of a $9.2 million CRE relationship in our acquired loan portfolio. Total nonperforming loans included $16.9 million of acquired loans, all of which became 90 days past due subsequent to the Merger date.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits

(dollars in thousands)	March 31, 2017	December 31, 2016	$ Change
Customer deposits
Noninterest-bearing demand	$1,300,707	$1,263,833	$36,874
Interest-bearing demand	628,426	633,293	(4,867)
Money market	667,223	617,961	49,262
Savings	1,032,864	1,050,131	(17,267)
Certificates of deposit	1,313,455	1,355,303	(41,848)
Total customer deposits	4,942,675	4,920,521	22,154
Brokered deposits
Interest-bearing demand	3,226	5,007	(1,781)
Money market	318,500	318,500	—
Certificates of deposit	170,924	28,349	142,575
Total brokered deposits	492,650	351,856	140,794
Total Deposits	$5,435,325	$5,272,377	$162,948
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at March 31, 2017 increased $163 million, or 3.1 percent, from December 31, 2016. Total customer deposits increased $22.2 million from December 31, 2016. Money market accounts increased $49.3 million and noninterest-bearing demand increased $36.9 million due to sales efforts. Certificates of deposits decreased $41.9 million due to the maturity of special rate products. Savings and interest-bearing demand decreased $17.3 million and $4.9 million from December 31, 2016. These decreases were a result of outflows due to normal repositioning by our customers combined with some seasonality in a number of sectors, including public funds. Brokered deposits increased $141 million from December 31, 2016. Brokered deposits are an additional source of funds utilized by the ALCO as a way to diversify funding sources, as well as manage our funding costs and structure. The increase in brokered deposits was primarily due to funding needs to support our asset growth.
Borrowings

(dollars in thousands)	March 31, 2017	December 31, 2016	$ Change
Securities sold under repurchase agreements	$46,987	$50,832	$(3,845)
Short-term borrowings	610,000	660,000	(50,000)
Long-term borrowings	14,118	14,713	(595)
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$716,724	$771,164	$(54,440)
Borrowings are an additional source of funding for us. Total borrowings decreased $54.4 million from December 31, 2016. During the three months ended March 31, 2017, our total deposits increased and reduced the need for borrowings to support asset growth.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to short-term borrowings is summarized in the tables below at and for the three and twelve month periods ended March 31, 2017 and December 31, 2016.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	March 31, 2017	December 31, 2016
Balance at the period end	$46,987	$50,832
Average balance during the period	48,896	51,021
Average interest rate during the period	0.01%	0.01%
Maximum month-end balance during the period	$53,609	$68,216
Average interest rate at the period end	0.01%	0.01%

	Short-Term Borrowings
(dollars in thousands)	March 31, 2017	December 31, 2016
Balance at the period end	$610,000	$660,000
Average balance during the period	671,784	414,426
Average interest rate during the period	0.84%	0.65%
Maximum month-end balance during the period	$734,600	$660,000
Average interest rate at the period end	0.89%	0.76%
Information pertaining to long-term borrowings is summarized in the tables below at and for the three and twelve month periods ended March 31, 2017 and December 31, 2016.

	Long-Term Borrowings
(dollars in thousands)	March 31, 2017	December 31, 2016
Balance at the period end	$14,118	$14,713
Average balance during the period	14,362	50,256
Average interest rate during the period	2.91%	1.33%
Maximum month-end balance during the period	$14,515	$116,852
Average interest rate at the period end	2.92%	2.91%

	Junior Subordinated Debt Securities
(dollars in thousands)	March 31, 2017	December 31, 2016
Balance at the period end	$45,619	$45,619
Average balance during the period	45,619	45,619
Average interest rate during the period	3.45%	3.14%
Maximum month-end balance during the period	$45,619	$45,619
Average interest rate at the period end	3.59%	3.42%
Liquidity and Capital Resources
Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or of borrowers needing to access funds to meet their credit needs. In order to manage liquidity risk our Board of Directors has delegated authority to the ALCO for formulation, implementation, and oversight of liquidity risk management for S&T. The ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. ALCO monitors and manages liquidity through various ratios, reviewing cash flow projections, performing stress tests, and by having a detailed contingency funding plan. ALCO policy guidelines define graduated risk tolerance levels. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the Deposits Section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to S&T include borrowing availability at the FHLB of

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Pittsburgh, Federal Funds lines with other financial institutions, the brokered deposit market, and borrowing availability through the Federal Reserve Borrower-In-Custody program.
An important component of S&T’s ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate, and high. At March 31, 2017, S&T had $470 million in highly liquid assets, which consisted of $46.7 million in interest-bearing deposits with banks, $409 million in unpledged securities, and $14.3 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 6.7 percent at March 31, 2017. Also, at March 31, 2017, S&T had a remaining borrowing availability of $1.5 billion with the FHLB of Pittsburgh. Refer to Note 9 Borrowings in the Notes to Consolidated Financial Statements, and the Borrowing section of this MD&A, for more details.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	March 31, 2017		December 31, 2016
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$593,739	8.92%	$582,155	8.98%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	573,739	10.16%	562,155	10.04%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	593,739	10.52%	582,155	10.39%
Total capital to risk-weighted assets	8.00%	10.00%	678,515	12.02%	664,184	11.86%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$551,441	8.31%	$542,048	8.39%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	551,441	9.80%	542,048	9.71%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	551,441	9.80%	542,048	9.71%
Total capital to risk-weighted assets	8.00%	10.00%	634,448	11.28%	622,469	11.15%
We filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2017, we had not issued any securities pursuant to this shelf registration statement.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices, or equity prices can adversely affect a financial institution’s earnings or capital. For most financial institutions, including S&T, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and enhancing shareholder value. However, excessive interest rate risk can threaten a bank’s earnings, capital, liquidity, and solvency. Our sensitivity to changes in interest rate movements is continually monitored by the ALCO. The ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analyses, and by performing stress tests in order to mitigate earnings and market value fluctuations due to changes in interest rates.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

Rate shock analyses’ results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 months of pretax net interest income. The base case and rate shock analyses are performed on a static balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and also include management assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market, and savings) and changes in the prepayment behavior of loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over a 12 month horizon using rate shocks of +/- 100, 200, and 300 basis points. Policy guidelines define the percentage change in pretax net interest income by graduated risk tolerance levels of minimal, moderate, and high. We have temporarily suspended the -200 and -300 basis point rate shock analyses. Due to the low interest rate environment, we believe the impact to net interest income when evaluating the -200 and -300 basis point rate shock scenarios does not provide meaningful insight into our interest rate risk position.
In order to monitor interest rate risk beyond the 12 month time horizon of rate shocks, we also perform EVE analyses. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE rate change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analysis, EVE analyses incorporate management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and the behavior and value of non-maturity deposit products. S&T policy guidelines limit the change in EVE given changes in rates of +/- 100, 200, and 300 basis points. Policy guidelines define the percentage change in EVE by graduated risk tolerance levels of minimal, moderate, and high. We have also temporarily suspended the EVE -200 and -300 basis point scenarios due to the low interest rate environment.
The table below reflects the rate shock analyses and EVE analysis results. Both are in the minimal risk tolerance level.

	March 31, 2017		December 31, 2016
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in EVE	% Change in Pretax Net Interest Income	% Change in EVE
+300	3.9	(13.7)	3.4	(12.3)
+200	2.1	(7.6)	1.8	(6.5)
+100	0.9	(3.0)	0.7	(2.3)
-100	(4.3)	(6.6)	(4.4)	(7.3)
The results from the rate shock analyses on net interest income are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive balance sheet will differ depending upon the change in market interest rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in net interest income and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in net interest income and operating income.
Our rate shock analyses show an improvement in the percentage change in pretax net interest income for all scenarios when comparing March 31, 2017 to December 31, 2016. The improvement is mainly a result of certificates of deposit repricing.
Our EVE analyses resulted in a decline in the percentage change in EVE in the rates up scenarios and an improvement in the rates down scenario when comparing March 31, 2017 to December 31, 2016. The fluctuations are mainly attributed to changes in interest rates.
In addition to rate shocks and EVE analyses, we perform a market risk stress test at least annually. The market risk stress test includes sensitivity analyses and simulations. Sensitivity analyses are performed to help us identify which model assumptions cause the greatest impact on pretax net interest income. Sensitivity analyses may include changing prepayment behavior of loans and securities with optionality and the impact of interest rate changes on non-maturity deposit products. Simulation analyses may include the potential impact of rate shocks other than the policy guidelines of +/- 100, 200, and 300 basis points, yield curve shape changes, significant balance mix changes, and various growth scenarios. Simulations indicate that an increase in rates, particularly if the yield curve steepens, will most likely result in an improvement in pretax net interest income. We realize that some of the benefit reflected in our scenarios may be offset by a change in the competitive environment and a change in product preference by our customers.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of March 31, 2017. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2017, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 23, 2017.
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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheet at March 31, 2017 and Audited Consolidated Balance Sheet at December 31, 2016, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2017 and 2016, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three Months ended March 31, 2017 and 2016, (iv) Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31, 2017 and 2016 and (v) Notes to Unaudited Consolidated Financial Statements.

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

May 3, 2017	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)