Form 10-Q
period 2017-06-30
S&T BANCORP INC
filed 2017-08-02
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Common Stock, $2.50 Par Value - 34,979,557 shares as of July 31, 2017

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $66,764 and $87,201 at June 30, 2017 and December 31, 2016	$125,863	$139,486
Securities available-for-sale, at fair value	689,388	693,487
Loans held for sale	23,120	3,793
Portfolio loans, net of unearned income	5,757,819	5,611,419
Allowance for loan losses	(55,351)	(52,775)
Portfolio loans, net	5,702,468	5,558,644
Bank owned life insurance	72,449	72,081
Premises and equipment, net	45,019	44,999
Federal Home Loan Bank and other restricted stock, at cost	33,417	31,817
Goodwill	291,670	291,670
Other intangible assets, net	4,191	4,910
Other assets	98,581	102,166
Total Assets	$7,086,166	$6,943,053
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,335,768	$1,263,833
Interest-bearing demand	636,904	638,300
Money market	950,619	936,461
Savings	1,010,348	1,050,131
Certificates of deposit	1,476,223	1,383,652
Total Deposits	5,409,862	5,272,377
Securities sold under repurchase agreements	46,489	50,832
Short-term borrowings	645,000	660,000
Long-term borrowings	13,518	14,713
Junior subordinated debt securities	45,619	45,619
Other liabilities	54,616	57,556
Total Liabilities	6,215,104	6,101,097
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at June 30, 2017 and December 31, 2016 Outstanding— 34,980,280 shares at June 30, 2017 and 34,913,023 shares at December 31, 2016	90,326	90,326
Additional paid-in capital	214,941	213,098
Retained earnings	610,504	585,891
Accumulated other comprehensive (loss) income	(12,858)	(13,784)
Treasury stock (1,150,200 shares at June 30, 2017 and 1,217,457 shares at December 31, 2016, at cost)	(31,851)	(33,575)
Total Shareholders’ Equity	871,062	841,956
Total Liabilities and Shareholders’ Equity	$7,086,166	$6,943,053
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$60,558	$52,019	$117,458	$103,177
Investment Securities:
Taxable	2,947	2,580	5,796	5,134
Tax-exempt	928	915	1,848	1,857
Dividends	481	336	963	702
Total Interest Income	64,914	55,850	126,065	110,870
INTEREST EXPENSE
Deposits	5,976	5,029	11,355	9,284
Borrowings and junior subordinated debt securities	2,368	1,113	4,261	2,240
Total Interest Expense	8,344	6,142	15,616	11,524
NET INTEREST INCOME	56,570	49,708	110,449	99,346
Provision for loan losses	4,869	4,848	10,052	9,863
Net Interest Income After Provision for Loan Losses	51,701	44,860	100,397	89,483
NONINTEREST INCOME
Securities gains (losses), net	3,617	—	3,987	—
Debit and credit card	3,042	2,869	5,885	5,655
Service charges on deposit accounts	2,997	3,065	6,012	6,064
Wealth management	2,428	2,630	4,831	5,382
Insurance	1,461	1,205	2,924	2,979
Mortgage banking	675	578	1,408	1,107
Gain on sale of credit card portfolio	—	—	—	2,066
Other	2,045	2,101	4,214	5,012
Total Noninterest Income	16,265	12,448	29,261	28,265
NONINTEREST EXPENSE
Salaries and employee benefits	19,903	17,626	40,444	38,528
Net occupancy	2,751	2,688	5,566	5,638
Data processing	2,135	2,518	4,386	4,630
Furniture and equipment	1,810	1,719	3,857	3,648
FDIC insurance	1,185	994	2,308	1,934
Other taxes	1,083	896	2,060	1,995
Professional services and legal	958	988	2,001	1,728
Marketing	948	1,075	1,702	1,976
Other	5,824	6,249	11,082	13,092
Total Noninterest Expense	36,597	34,753	73,406	73,169
Income Before Taxes	31,369	22,555	56,252	44,579
Provision for income taxes	8,604	5,496	15,299	11,427
Net Income	$22,765	$17,059	$40,953	$33,152
Earnings per share—basic	$0.66	$0.49	$1.18	$0.96
Earnings per share—diluted	$0.65	$0.49	$1.17	$0.95
Dividends declared per share	$0.20	$0.19	$0.40	$0.38
Comprehensive Income	$22,503	$20,427	$41,879	$44,861
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2016	$90,326	$210,545	$544,228	$(16,457)	$(36,405)	$792,237
Net income for six months ended June 30, 2016	—	—	33,152	—	—	33,152
Other comprehensive income (loss), net of tax	—	—	—	11,709	—	11,709
Cash dividends declared ($0.38 per share)	—	—	(13,211)	—	—	(13,211)
Treasury stock issued for restricted awards (110,643 shares, net of 4,659 forfeitures)	—	—	(3,037)	—	2,921	(116)
Recognition of restricted stock compensation expense	—	1,279	—	—	—	1,279
Balance at June 30, 2016	$90,326	$211,824	$561,132	$(4,748)	$(33,484)	$825,050

Balance at January 1, 2017	$90,326	$213,098	$585,891	$(13,784)	$(33,575)	$841,956
Net income for six months ended June 30, 2017	—	—	40,953	—	—	40,953
Other comprehensive income (loss), net of tax	—	—	—	926	—	926
Cash dividends declared ($0.40 per share)	—	—	(13,927)	—	—	(13,927)
Treasury stock issued for restricted awards (89,351 shares, net of 22,094 forfeitures)	—	—	(2,413)	—	1,724	(689)
Recognition of restricted stock compensation expense	—	1,843	—	—	—	1,843
Balance at June 30, 2017	$90,326	$214,941	$610,504	$(12,858)	$(31,851)	$871,062
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$40,953	$33,152
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,052	9,863
Provision for unfunded loan commitments	(334)	131
Depreciation, amortization and accretion	850	1,878
Net amortization of discounts and premiums on securities	2,030	1,861
Stock-based compensation expense	1,843	1,279
Securities gains	(3,987)	—
Mortgage loans originated for sale	(38,899)	(45,831)
Proceeds from the sale of mortgage loans	38,041	46,555
Gain on the sale of mortgage loans, net	(719)	(679)
Gain on the sale of credit card portfolio	—	(2,066)
Pension plan curtailment gain	—	(1,017)
Net increase in interest receivable	(666)	(3,485)
Net increase in interest payable	246	1,126
Net decrease (increase) in other assets	4,484	(2,900)
Net (decrease) increase in other liabilities	(1,775)	4,127
Net Cash Provided by Operating Activities	52,119	43,994
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(36,604)	(45,431)
Proceeds from maturities, prepayments and calls of securities available-for-sale	35,256	34,723
Proceeds from sales of securities available-for-sale	7,751	—
Net proceeds from (purchases of) Federal Home Loan Bank stock	1,600	(4,723)
Net increase in loans	(176,768)	(369,089)
Proceeds from sale of loans not originated for resale	3,581	2,427
Purchases of premises and equipment	(3,018)	(1,360)
Proceeds from the sale of premises and equipment	273	3
Proceeds from the sale of credit card portfolio	—	25,019
Net Cash Used in Investing Activities	(167,929)	(358,431)
FINANCING ACTIVITIES
Net increase in deposits	44,914	105,970
Net increase in certificates of deposit	92,427	138,148
Net decrease in securities sold under repurchase agreements	(4,343)	(13,607)
Net (decrease) increase in short-term borrowings	(15,000)	194,000
Repayments of long-term borrowings	(1,195)	(101,155)
Treasury shares issued-net	(689)	(116)
Cash dividends paid to common shareholders	(13,927)	(13,211)
Net Cash Provided by Financing Activities	102,187	310,029
Net decrease in cash and cash equivalents	(13,623)	(4,408)
Cash and cash equivalents at beginning of period	139,486	99,399
Cash and Cash Equivalents at End of Period	$125,863	$94,991
Supplemental Disclosures
Loans transferred to (from) held for sale	$17,750	$(1,540)
Interest paid	$15,369	$10,398
Income taxes paid, net of refunds	$13,399	$13,474
Transfers of loans to other real estate owned	$1,407	$231
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission, or SEC, on February 24, 2017. In the opinion of management, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.
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
Recently Adopted Accounting Standards Updates, or ASU or Update
Stock Compensation - Improvements to Employee Share-Based Payment Accounting
On March 31, 2016 the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: 1. accounting for income taxes; 2. classification of excess tax benefits on the statement of cash flows; 3. forfeitures; 4. minimum statutory tax withholding requirements; 5. classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; 6. practical expedient - expected term (nonpublic only); and 7. intrinsic value (nonpublic only). This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those years for public business entities. The adoption of this ASU had no material impact on our results of operations or financial position.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Receivables - Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continues to be amortized to maturity. This Update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. We have early adopted the provisions of this ASU and it had no impact on our results of operations or financial position.
Recently Issued Accounting Standards Updates not yet Adopted
Compensation - Retirement Benefits - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Post Retirement Benefit Costs
In March 2017, the FASB issued ASU No. 2017-07, Compensation Retirement Benefits - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Post retirement Benefit Costs (Topic 715). The main objective of this ASU is to provide financial statement users with clearer and disaggregated information related to the components of net periodic benefit cost and improve transparency of the presentation of net periodic benefit cost in the financial statements. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Effective March 31, 2016, our qualified and nonqualified defined benefit plans were amended to freeze benefit accruals for all persons entitled to benefits under the plan; as such, the provisions of this ASU will have no impact on our results of operations and financial position.
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets - Clarifying the Scope of Assets Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The main objective in this ASU is intended to provide greater detail on what types of transactions should be accounted for as partial sales of nonfinancial assets. The scope of this ASU, as originally issued in ASU No. 2014-09 (described below), is intended to reduce the complexity of current GAAP requirements by clarifying which accounting guidance applies to various types of contracts that transfer assets or ownership interest to another entity. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017 and at the same time that ASU No. 2014-09 is effective. Early adoption is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are evaluating the provisions of this ASU; however, we do not anticipate that this ASU will materially impact our results of operations and financial position.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Business Combinations - Clarifying the Definition of a Business
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business (Topic 805). The main objective in this ASU is to help financial statement preparers evaluate whether a set of transferred assets and activities (either acquired or disposed of) is a business under Topic 805, Business Combinations by changing the definition of a business. The revised definition will result in fewer acquisitions being accounted for as business combinations than under today’s guidance. The definition of a business is significant because it affects the accounting for acquisitions, the identification of reporting units, consolidation evaluations and the accounting for dispositions. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted for transactions not yet reflected in financial statements that have been issued or made available for issuance. We are evaluating the provisions of this ASU; however, we do not anticipate that this ASU will materially impact our results of operations and financial position.
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
In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), as an amendment to ASU No. 2014-09 to improve Topic 606, Revenue from Contracts with Customers by reducing: 1. The potential for diversity in practice arising from inconsistent application of the principal versus agent guidance, and 2. The cost and complexity of applying Topic 606 both at transition and on an ongoing basis.
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
ASU 2014-09, including transition requirements for all amendments, is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Our revenue is comprised of net interest income, which is excluded from the scope of ASU 2014-09, and non-interest income. We are continuing our overall assessment of revenue streams and reviewing contracts potentially affected by the ASU including trust and asset management fees, deposit related fees, interchange fees and other revenue streams associated with contracts with third parties to determine the potential impact to our results of operations, financial position and disclosures. However, we do not expect that this ASU will materially impact our results of operations and financial position.
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
Accounting for Financial Instruments - Overall: Classification and Measurement
In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement (Subtopic 825-10). The amendments in this ASU No. address the following: 1. require equity investments to be measured at fair value with changes in fair value recognized in net income; 2. simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3. eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4. require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5. require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6. require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and 7. clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017. We are evaluating the provisions of this ASU; however, we do not anticipate that this ASU will materially impact our results of operations and financial position.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shares and per share data)	2017	2016	2017	2016
Numerator for Earnings per Share—Basic:
Net income	$22,765	$17,059	$40,953	$33,152
Less: Income allocated to participating shares	81	60	141	101
Net Income Allocated to Shareholders	$22,684	$16,999	$40,812	$33,051

Numerator for Earnings per Share—Diluted:
Net income	$22,765	$17,059	$40,953	$33,152
Net Income Available to Shareholders	$22,765	$17,059	$40,953	$33,152

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	34,724,925	34,674,712	34,707,683	34,666,773
Add: Potentially dilutive shares	181,571	89,853	199,693	80,890
Denominator for Treasury Stock Method—Diluted	34,906,496	34,764,565	34,907,376	34,747,663

Weighted Average Shares Outstanding—Basic	34,724,925	34,674,712	34,707,683	34,666,773
Add: Average participating shares outstanding	123,729	122,160	119,585	105,794
Denominator for Two-Class Method—Diluted	34,848,654	34,796,872	34,827,268	34,772,567

Earnings per share—basic	$0.66	$0.49	$1.18	$0.96
Earnings per share—diluted	$0.65	$0.49	$1.17	$0.95
Warrants considered anti-dilutive excluded from potentially dilutive shares - exercise price $31.53 per share, expires January 2019	466,554	517,012	456,749	517,012
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	126,332	144,998	105,187	117,796

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
Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. In determining fair value, we use various valuation approaches, including market, income and cost approaches. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability, which is developed based on market data that we have obtained from independent sources. Unobservable inputs reflect our estimates of assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.
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
Federal Home Loan Bank, or FHLB, and Other Restricted Stock
It is not practical to determine the fair value of our FHLB and other restricted stock due to the restrictions placed on the transferability of these stocks; restricted stock is presented at carrying value.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at June 30, 2017 and December 31, 2016. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	June 30, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$24,886	$—	$24,886
Obligations of U.S. government corporations and agencies	—	211,434	—	211,434
Collateralized mortgage obligations of U.S. government corporations and agencies	—	120,203	—	120,203
Residential mortgage-backed securities of U.S. government corporations and agencies	—	34,611	—	34,611
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	162,413	—	162,413
Obligations of states and political subdivisions	—	131,106	—	131,106
Marketable equity securities	—	4,735	—	4,735
Total securities available-for-sale	—	689,388	—	689,388
Trading securities held in a Rabbi Trust	4,790	—	—	4,790
Total securities	4,790	689,388	—	694,178
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	5,442	—	5,442
Interest rate lock commitments - mortgage loans	—	456	—	456
Forward sale contracts - mortgage loans	—	14	—	14
Total Assets	$4,790	$695,300	$—	$700,090
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$5,423	$—	$5,423
Total Liabilities	$—	$5,423	$—	$5,423

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
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either June 30, 2017 or December 31, 2016. The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	June 30, 2017				December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Loans held for sale	$—	$—	$—	$—	$—	$—	$1,802	$1,802
Impaired loans	—	—	22,551	22,551	—	—	10,329	10,329
Other real estate owned	—	—	391	391	—	—	396	396
Mortgage servicing rights	—	—	508	508	—	—	538	538
Total Assets	$—	$—	$23,450	$23,450	$—	$—	$13,065	$13,065
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at June 30, 2017 and December 31, 2016 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at June 30, 2017
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$125,863	$125,863	$125,863	$—	$—
Securities available-for-sale	689,388	689,388	—	689,388	—
Loans held for sale	23,120	23,258	—	—	23,258
Portfolio loans, net	5,757,819	5,695,791	—	—	5,695,791
Bank owned life insurance	72,449	72,449	—	72,449	—
FHLB and other restricted stock	33,417	33,417	—	—	33,417
Trading securities held in a Rabbi Trust	4,790	4,790	4,790	—	—
Mortgage servicing rights	3,839	4,195	—	—	4,195
Interest rate swap contracts - commercial loans	5,442	5,442	—	5,442	—
Interest rate lock commitments - mortgage loans	456	456	—	456	—
Forward sale contracts - mortgage loans	14	14	—	14	—
LIABILITIES
Deposits	$5,409,862	$5,414,320	$—	$—	$5,414,320
Securities sold under repurchase agreements	46,489	46,489	—	—	46,489
Short-term borrowings	645,000	645,000	—	—	645,000
Long-term borrowings	13,518	13,979	—	—	13,979
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swap contracts - commercial loans	5,423	5,423	—	5,423	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2016
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$139,486	$139,486	$139,486	$—	$—
Securities available-for-sale	693,487	693,487	—	693,487	—
Loans held for sale	3,793	3,815	—	—	3,815
Portfolio loans, net of unearned income	5,611,419	5,551,266	—	—	5,551,266
Bank owned life insurance	72,081	72,081	—	72,081	—
FHLB and other restricted stock	31,817	31,817	—	—	31,817
Trading securities held in a Rabbi Trust	4,410	4,410	4,410	—	—
Mortgage servicing rights	3,744	4,098	—	—	4,098
Interest rate swap contracts - commercial loans	6,960	6,960	—	6,960	—
Interest rate lock commitments - mortgage loans	236	236	—	236	—
LIABILITIES
Deposits	$5,272,377	$5,276,499	$—	$—	$5,276,499
Securities sold under repurchase agreements	50,832	50,832	—	—	50,832
Short-term borrowings	660,000	660,000	—	—	660,000
Long-term borrowings	14,713	15,267	—	—	15,267
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swap contracts - commercial loans	6,958	6,958	—	6,958	—
Forward sale contracts - mortgage loans	27	27	—	27	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 4. SECURITIES AVAILABLE-FOR-SALE

The following table presents the amortized cost and fair value of available-for-sale securities as of the dates presented:

	June 30, 2017				December 31, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$24,917	$2	$(33)	$24,886	$24,891	$47	$(127)	$24,811
Obligations of U.S. government corporations and agencies	210,459	1,328	(353)	211,434	230,989	1,573	(383)	232,179
Collateralized mortgage obligations of U.S. government corporations and agencies	120,272	527	(596)	120,203	130,046	465	(734)	129,777
Residential mortgage-backed securities of U.S. government corporations and agencies	33,850	948	(187)	34,611	36,606	984	(232)	37,358
Commercial mortgage-backed securities of U.S. government corporations and agencies	162,981	646	(1,214)	162,413	127,311	243	(1,950)	125,604
Obligations of states and political subdivisions	125,464	5,642	—	131,106	128,783	3,772	(46)	132,509
Debt Securities	677,943	9,093	(2,383)	684,653	678,626	7,084	(3,472)	682,238
Marketable equity securities	3,815	921	(1)	4,735	7,579	3,670	—	11,249
Total	$681,758	$10,014	$(2,384)	$689,388	$686,205	$10,754	$(3,472)	$693,487

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables present the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	June 30, 2017
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	3	$19,881	$(33)	—	$—	$—	3	$19,881	$(33)
Obligations of U.S. government corporations and agencies	8	72,242	(353)	—	—	—	8	72,242	(353)
Collateralized mortgage obligations of U.S. government corporations and agencies	8	65,731	(596)	—	—	—	8	65,731	(596)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	9,374	(187)	—	—	—	2	9,374	(187)
Commercial mortgage-backed securities of U.S. government corporations and agencies	7	67,084	(1,214)	—	—	—	7	67,084	(1,214)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Debt Securities	28	234,312	(2,383)	—	—	—	28	234,312	(2,383)
Marketable equity securities	1	70	(1)	—	—	—	1	70	(1)
Total Temporarily Impaired Securities	29	$234,382	$(2,384)	—	$—	$—	29	$234,382	$(2,384)

	December 31, 2016
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	1	$9,811	$(127)	—	$—	$—	1	$9,811	$(127)
Obligations of U.S. government corporations and agencies	7	62,483	(383)	—	—	—	7	62,483	(383)
Collateralized mortgage obligations of U.S. government corporations and agencies	10	83,031	(734)	—	—	—	10	83,031	(734)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	10,022	(232)	—	—	—	2	10,022	(232)
Commercial mortgage-backed securities of U.S. government corporations and agencies	10	96,576	(1,950)	—	—	—	10	96,576	(1,950)
Obligations of states and political subdivisions	1	5,577	(46)	—	—	—	1	5,577	(46)
Debt Securities	31	267,500	(3,472)	—	—	—	31	267,500	(3,472)
Marketable equity securities	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Securities	31	$267,500	$(3,472)	—	$—	$—	31	$267,500	$(3,472)
We do not believe any individual unrealized loss as of June 30, 2017 represents an other than temporary impairment, or OTTI. At June 30, 2017 there were 28 debt securities in an unrealized loss position and at December 31, 2016 there were 31 debt securities in an unrealized loss position. There was one marketable equity security at June 30, 2017 with an unrealized loss and no marketable equity securities at December 31, 2016 with unrealized losses. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. We do not intend to sell and it is not more likely than not that we will be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

The following table displays net unrealized gains and losses, net of tax, on securities available for sale included in accumulated other comprehensive (loss)/income, for the periods presented:

	June 30, 2017			December 31, 2016
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Total unrealized gains/(losses) on securities available-for-sale	$10,014	$(2,384)	$7,630	$10,754	$(3,472)	$7,282
Income tax expense/(benefit)	(3,517)	837	(2,680)	(3,776)	1,219	(2,557)
Net unrealized gains/(losses), net of tax included in accumulated other comprehensive income/(loss)	$6,497	$(1,547)	$4,950	$6,978	$(2,253)	$4,725
The amortized cost and fair value of securities available-for-sale at June 30, 2017 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$61,661	$61,805
Due after one year through five years	180,806	182,760
Due after five years through ten years	58,782	60,214
Due after ten years	59,591	62,647
	360,840	367,426
Collateralized mortgage obligations of U.S. government corporations and agencies	120,272	120,203
Residential mortgage-backed securities of U.S. government corporations and agencies	33,850	34,611
Commercial mortgage-backed securities of U.S. government corporations and agencies	162,981	162,413
Debt Securities	677,943	684,653
Marketable equity securities	3,815	4,735
Total	$681,758	$689,388
At June 30, 2017 and December 31, 2016, securities with carrying values of $262 million and $342 million were pledged for various regulatory and legal requirements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $4.5 million and $5.2 million at June 30, 2017 and December 31, 2016 and net of a discount related to purchase accounting fair value adjustments of $4.9 million and $7.1 million at June 30, 2017 and December 31, 2016. The following table indicates the composition of loans as of the dates presented:

(dollars in thousands)	June 30, 2017	December 31, 2016
Commercial
Commercial real estate	$2,664,642	$2,498,476
Commercial and industrial	1,401,283	1,401,035
Commercial construction	426,754	455,884
Total Commercial Loans	4,492,679	4,355,395
Consumer
Residential mortgage	706,143	701,982
Home equity	484,960	482,284
Installment and other consumer	70,068	65,852
Consumer construction	3,969	5,906
Total Consumer Loans	1,265,140	1,256,024
Total Portfolio Loans	5,757,819	5,611,419
Loans held for sale	23,120	3,793
Total Loans	$5,780,939	$5,615,212
As of June 30, 2017, our acquired loans from the 2015 Integrity Bancshares, Inc. merger, or the Merger, were $443 million which included $231 million of Commercial Real Estate, or CRE, $109 million of Commercial & Industrial, or C&I, $18.7 million of commercial construction, $64.4 million of residential mortgage and $19.9 million of home equity, installment and other consumer construction. As of December 31, 2016 acquired loans were $543 million and which included $273 million of CRE, $141 million of C&I, $33.0 million of commercial construction, $74.0 million of residential mortgage and $22.0 million of home equity, installment and other consumer construction.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we monitor this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 78 percent of total portfolio loans at June 30, 2017 and December 31, 2016. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $3.1 billion or 69 percent of total commercial loans and 54 percent of total portfolio loans at June 30, 2017 and comprised of $3.0 billion or 68 percent of total commercial loans and 53 percent of total portfolio loans at December 31, 2016. Further segmentation of the CRE and Commercial Construction portfolios by collateral type reveals no concentration in excess of seven percent of total loans at June 30, 2017 and December 31, 2016.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area, resulting in a regional geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Our CRE and Commercial Construction portfolios have out-of-market exposure of 5.3 percent of the combined portfolio and 2.8 percent of total loans at June 30, 2017 and 5.2 percent of the combined portfolio and 2.7 percent of total loans at December 31, 2016.
The increase in loans held for sale of $19.3 million relates to three commercial participation loans totaling $18.0 million that were held for sale at June 30, 2017.
We individually evaluate all substandard commercial loans that have experienced a forbearance or change in terms agreement, as well as all substandard consumer and residential mortgage loans that entered into an agreement to modify their existing loan, to determine if they should be designated as troubled debt restructurings, or TDRs. All TDRs are considered to be impaired loans and will be reported as impaired loans for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement. Further, all impaired loans are reported as nonaccrual loans unless the loan is a TDR that has met the requirements to be returned to accruing status. TDRs can be returned to accruing status if the ultimate collectability of all

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring.
The following table summarizes the restructured loans as of the dates presented:

	June 30, 2017			December 31, 2016
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$2,672	$704	$3,376	$2,994	$646	$3,640
Commercial and industrial	3,324	3,944	7,268	1,387	4,493	5,880
Commercial construction	2,953	423	3,376	2,966	430	3,396
Residential mortgage	2,235	4,111	6,346	2,375	5,068	7,443
Home equity	3,866	918	4,784	3,683	954	4,637
Installment and other consumer	30	5	35	18	7	25
Total	$15,080	$10,105	$25,185	$13,423	$11,598	$25,021
There was one TDR that returned to accruing status totaling $2.0 million during the three and six months ended June 30, 2017 and no TDRs returned to accruing status during the three and six months ended June 30, 2016.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

The following tables present the restructured loans categorized by type of concession during the periods presented:

	Three Months Ended June 30, 2017				Three months ended June 30, 2016
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	1	100	100	—	1	4,721	2,270	(2,451)
Commercial and industrial
Principal deferral	1	429	429	—	5	985	985	—
Maturity date extension and interest rate reduction	2	1,800	1,800	—	—	—	—	—
Maturity date extension	—	—	—	—	1	130	130	—
Commercial Construction
Maturity date extension	—	—	—	—	4	1,324	1,269	(55)
Residential mortgage
Principal deferral	—	—	—	—	1	3,273	3,273	—
Chapter 7 bankruptcy(2)	1	33	33	—	1	65	64	(1)
Home equity
Chapter 7 bankruptcy(2)	3	40	38	(2)	4	73	69	(4)
Maturity date extension	1	231	231	—	3	120	120	—
Installment and other consumer
Chapter 7 bankruptcy(2)	2	37	34	(3)	2	16	13	(3)
Total by Concession Type
Principal deferral	2	$529	$529	$—	7	$8,979	$6,528	$(2,451)
Chapter 7 bankruptcy(2)	6	110	105	(5)	7	154	146	(8)
Maturity date extension and interest rate reduction	2	1,800	1,800	—	—	—	—	—
Maturity date extension	1	231	231	—	8	1,574	1,519	(55)
Total	11	$2,670	$2,665	$(5)	22	$10,707	$8,193	$(2,514)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	1	$100	$100	$—	1	$4,721	$2,270	$(2,451)
Chapter 7 bankruptcy(2)	—	—	—	—	1	709	681	(28)
Commercial and industrial
Principal deferral	1	429	429	—	5	985	985	—
Maturity Date extension and interest rate reduction	2	1,800	1,800	—	—	—	—	—
Maturity date extension	—	—	—	—	3	755	728	(27)
Commercial Construction
Maturity date extension	—	—	—	—	5	1,357	1,303	(54)
Residential mortgage
Principal deferral	—	—	—	—	1	3,273	3,273	—
Chapter 7 bankruptcy(2)	1	33	33	—	4	285	280	(5)
Maturity date extension	—	—	—	—	1	483	483	—
Home equity
Principal deferral	—	—	—	—	1	47	46	(1)
Chapter 7 bankruptcy(2)	9	309	304	(5)	9	318	309	(9)
Maturity date extension and interest rate reduction	1	173	172	(1)	1	130	128	(2)
Maturity date extension	1	231	231	—	4	274	272	(2)
Installment and other consumer
Chapter 7 bankruptcy(2)	2	37	34	(3)	2	16	13	(3)
Total by Concession Type
Principal deferral	2	529	529	—	8	9,026	6,574	(2,452)
Chapter 7 bankruptcy(2)	12	379	371	(8)	16	1,328	1,283	(45)
Maturity date extension and interest rate reduction	3	1,973	1,972	(1)	1	130	128	(2)
Maturity date extension	1	231	231	—	13	2,869	2,786	(83)
Total	18	$3,112	$3,103	$(9)	38	$13,353	$10,771	$(2,582)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

For the three months ended June 30, 2017, we modified two C&I loans totaling $3.9 million that were not considered to be TDRs. For the six months ended June 30, 2017, we modified 12 loans totaling $11.8 million of which nine were C&I loans totaling $10.4 million and three CRE loans totaling $1.4 million. The modifications primarily related to maturity date extensions that were deemed to be an insignificant time period. As of June 30, 2017, we have $0.6 million of commitments to lend additional funds on TDRs.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were no TDRs that defaulted during the three months ended June 30, 2017 and June 30, 2016. There were no TDRs that defaulted during the six months ended June 30, 2017 and one commercial construction loan for $0.6 million that defaulted for the six months ended June 30, 2016.
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	June 30, 2017	December 31, 2016
Nonperforming Assets
Nonaccrual loans	$26,564	$31,037
Nonaccrual TDRs	10,105	11,598
Total nonaccrual loans	36,669	42,635
OREO	1,620	679
Total Nonperforming Assets	$38,289	$43,314

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	June 30, 2017
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$2,653,680	$2,846	$917	$7,199	$10,962	$2,664,642
Commercial and industrial	1,381,657	1,454	754	17,418	19,626	1,401,283
Commercial construction	424,254	187	—	2,313	2,500	426,754
Residential mortgage	694,800	3,506	781	7,056	11,343	706,143
Home equity	479,190	2,620	508	2,642	5,770	484,960
Installment and other consumer	69,756	211	60	41	312	70,068
Consumer construction	3,969	—	—	—	—	3,969
Loans held for sale	23,120	—	—	—	—	23,120
Total	$5,730,426	$10,824	$3,020	$36,669	$50,513	$5,780,939

	December 31, 2016
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$2,479,513	$2,032	$759	$16,172	$18,963	$2,498,476
Commercial and industrial	1,391,475	1,061	428	8,071	9,560	1,401,035
Commercial construction	450,410	547	—	4,927	5,474	455,884
Residential mortgage	689,635	1,312	1,117	9,918	12,347	701,982
Home equity	476,866	1,470	509	3,439	5,418	482,284
Installment and other consumer	65,525	176	43	108	327	65,852
Consumer construction	5,906	—	—	—	—	5,906
Loans held for sale	3,793	—	—	—	—	3,793
Total	$5,563,123	$6,598	$2,856	$42,635	$52,089	$5,615,212
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	June 30, 2017
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,574,835	96.6%	$1,290,204	92.1%	$402,199	94.2%	$4,267,238	95.0%
Special mention	57,197	2.2%	62,033	4.4%	16,468	3.9%	135,698	3.0%
Substandard	32,610	1.2%	49,046	3.5%	8,087	1.9%	89,743	2.0%
Total	$2,664,642	100.0%	$1,401,283	100.0%	$426,754	100.0%	$4,492,679	100.0%

	December 31, 2016
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,423,742	97.0%	$1,315,507	93.9%	$430,472	94.4%	$4,169,721	95.7%
Special mention	33,098	1.3%	40,409	2.9%	14,691	3.2%	88,198	2.0%
Substandard	41,636	1.7%	45,119	3.2%	10,721	2.4%	97,476	2.3%
Total	$2,498,476	100.0%	$1,401,035	100.0%	$455,884	100.0%	$4,355,395	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	June 30, 2017
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$699,087	99.0%	$482,318	99.5%	$70,027	99.9%	$3,969	100.0%	$1,255,401	99.2%
Nonperforming	7,056	1.0%	2,642	0.5%	41	0.1%	—	—%	9,739	0.8%
Total	$706,143	100.0%	$484,960	100.0%	$70,068	100.0%	$3,969	100.0%	$1,265,140	100.0%

	December 31, 2016
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$692,064	98.6%	$478,845	99.3%	$65,744	99.8%	$5,906	100.0%	$1,242,559	98.9%
Nonperforming	9,918	1.4%	3,439	0.7%	108	0.2%	—	—%	13,465	1.1%
Total	$701,982	100.0%	$482,284	100.0%	$65,852	100.0%	$5,906	100.0%	$1,256,024	100.0%
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following table summarizes investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	June 30, 2017			December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial and industrial	2,443	2,443	340	964	2,433	771
Commercial construction	—	—	—	—	—	—
Consumer real estate	24	24	24	26	26	26
Other consumer	25	25	25	1	1	1
Total with a Related Allowance Recorded	2,492	2,492	389	991	2,460	798
Without a related allowance recorded:
Commercial real estate	6,472	7,472	—	16,352	17,654	—
Commercial and industrial	16,125	18,097	—	5,902	7,699	—
Commercial construction	4,257	6,295	—	6,613	10,306	—
Consumer real estate	11,106	12,024	—	12,053	12,849	—
Other consumer	10	13	—	24	31	—
Total without a Related Allowance Recorded	37,970	43,901	—	40,944	48,539	—
Total:
Commercial real estate	6,472	7,472	—	16,352	17,654	—
Commercial and industrial	18,568	20,540	340	6,866	10,132	771
Commercial construction	4,257	6,295	—	6,613	10,306	—
Consumer real estate	11,130	12,048	24	12,079	12,875	26
Other consumer	35	38	25	25	32	1
Total	$40,462	$46,393	$389	$41,935	$50,999	$798
As of June 30, 2017, we had $40.5 million of impaired loans, which included $4.3 million of acquired loans from the Merger that experienced credit deterioration since the acquisition date. This compares to $41.9 million of impaired loans at December 31, 2016, which included $18.4 million of acquired loans from the Merger.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following table summarizes average recorded investment in and interest income recognized on loans considered to be impaired for the periods presented:

	Three Months Ended
	June 30, 2017		June 30, 2016
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	813	6	4,617	31
Commercial construction	—	—	1,232	6
Consumer real estate	24	1	29	1
Other consumer	26	—	1	—
Total with a Related Allowance Recorded	863	7	5,879	38
Without a related allowance recorded:
Commercial real estate	6,934	35	14,619	64
Commercial and industrial	17,625	95	10,959	98
Commercial construction	4,262	42	10,625	48
Consumer real estate	11,280	125	11,028	107
Other consumer	11	1	38	—
Total without a Related Allowance Recorded	40,112	298	47,269	317
Total:
Commercial real estate	6,934	35	14,619	64
Commercial and industrial	18,438	101	15,576	129
Commercial construction	4,262	42	11,857	54
Consumer real estate	11,304	126	11,057	108
Other consumer	37	1	39	—
Total	$40,975	$305	$53,148	$355

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

	Six Months Ended
	June 30, 2017		June 30, 2016
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	628	11	4,999	63
Commercial construction	—	—	1,244	12
Consumer real estate	25	1	30	1
Other consumer	27	1	2	—
Total with a Related Allowance Recorded	680	13	6,275	76
Without a related allowance recorded:
Commercial real estate	7,028	70	14,798	132
Commercial and industrial	16,382	124	11,253	189
Commercial construction	4,267	79	10,669	108
Consumer real estate	11,514	255	11,089	243
Other consumer	12	—	40	1
Total without a Related Allowance Recorded	39,203	528	47,849	673
Total:
Commercial real estate	7,028	70	14,798	132
Commercial and industrial	17,010	135	16,252	252
Commercial construction	4,267	79	11,913	120
Consumer real estate	11,539	256	11,119	244
Other consumer	39	1	42	1
Total	$39,883	$541	$54,124	$749

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended June 30, 2017
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$20,570	$13,244	$14,102	$5,956	$1,944	$55,816
Charge-offs	(1,673)	(2,682)	—	(1,097)	(370)	(5,822)
Recoveries	155	69	113	76	75	488
Net (Charge-offs)/ Recoveries	(1,518)	(2,613)	113	(1,021)	(295)	(5,334)
Provision for loan losses	5,306	(1,375)	(271)	868	341	4,869
Balance at End of Period	$24,358	$9,256	$13,944	$5,803	$1,990	$55,351

	Three Months Ended June 30, 2016
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$15,266	$14,740	$10,825	$8,261	$1,255	$50,347
Charge-offs	(1,662)	(136)	(945)	(290)	(463)	(3,496)
Recoveries	38	217	2	134	123	514
Net (Charge-offs)/ Recoveries	(1,624)	81	(943)	(156)	(340)	(2,982)
Provision for loan losses	2,336	(50)	1,819	313	430	4,848
Balance at End of Period	$15,978	$14,771	$11,701	$8,418	$1,345	$52,213

	Six Months Ended June 30, 2017
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$19,976	$10,810	$13,999	$6,095	$1,895	$52,775
Charge-offs	(2,063)	(3,396)	(644)	(1,856)	(804)	(8,763)
Recoveries	233	255	369	179	251	1,287
Net (Charge-offs)/Recoveries	(1,830)	(3,141)	(275)	(1,677)	(553)	(7,476)
Provision for loan losses	6,212	1,587	220	1,385	648	10,052
Balance at End of Period	$24,358	$9,256	$13,944	$5,803	$1,990	$55,351

	Six Months Ended June 30, 2016
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$15,043	$10,853	$12,625	$8,400	$1,226	$48,147
Charge-offs	(1,715)	(2,830)	(945)	(522)	(1,111)	(7,123)
Recoveries	398	420	3	298	207	1,326
Net (Charge-offs)/Recoveries	(1,317)	(2,410)	(942)	(224)	(904)	(5,797)
Provision for loan losses	2,252	6,328	18	242	1,023	9,863
Balance at End of Period	$15,978	$14,771	$11,701	$8,418	$1,345	$52,213

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the ALL and recorded investments in loans by category as of the periods presented:

	June 30, 2017
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$24,358	$24,358	$6,472	$2,658,170	$2,664,642
Commercial and industrial	340	8,916	9,256	18,568	1,382,715	1,401,283
Commercial construction	—	13,944	13,944	4,257	422,497	426,754
Consumer real estate	24	5,779	5,803	11,130	1,183,942	1,195,072
Other consumer	25	1,965	1,990	35	70,033	70,068
Total	$389	$54,962	$55,351	$40,462	$5,717,357	$5,757,819

	December 31, 2016
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$19,976	$19,976	$16,352	$2,482,124	$2,498,476
Commercial and industrial	771	10,039	10,810	6,866	1,394,169	1,401,035
Commercial construction	—	13,999	13,999	6,613	449,271	455,884
Consumer real estate	26	6,069	6,095	12,079	1,178,093	1,190,172
Other consumer	1	1,894	1,895	25	65,827	65,852
Total	$798	$51,977	$52,775	$41,935	$5,569,484	$5,611,419

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
The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts- Commercial Loans
Fair value	$5,442	$6,960	$5,423	$6,958
Notional amount	228,298	232,396	228,298	232,396
Collateral posted	—	—	—	14,340
Interest Rate Lock Commitments- Mortgage Loans
Fair value	456	236	—	—
Notional amount	14,585	8,490	—	—
Forward Sale Contracts- Mortgage Loans
Fair value	14	—	—	27
Notional amount	$13,911	$—	$—	$8,216

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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$6,811	$8,590	$6,792	$8,588
Gross amounts offset	(1,369)	(1,630)	(1,369)	(1,630)
Net amounts presented in the Consolidated Balance Sheets	5,442	6,960	5,423	6,958
Gross amounts not offset(1)	—	—	(3,939)	(14,340)
Net Amount	$5,442	$6,960	$1,484	$(7,382)
(1) Amounts represent posted collateral.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(8)	$23	$16	$120
Interest rate lock commitments—mortgage loans	(13)	117	220	382
Forward sale contracts—mortgage loans	76	(132)	40	(199)
Total Derivatives Gain	$55	$8	$276	$303

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. BORROWINGS

Short-term borrowings are for terms under or equal to one year and are comprised of securities sold under repurchase agreements, or REPOs, and Federal Home Loan Bank, or FHLB, advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and therefore, the REPOs are accounted for as a secured borrowing. Mortgage-backed securities with a total carrying value of $51.6 million at June 30, 2017 and $53.2 million at December 31, 2016 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
Long-term borrowings are for original terms greater than one year and were comprised of FHLB advances, a capital lease and junior subordinated debt securities. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. We had total long-term borrowings outstanding of $10.3 million at a fixed rate and $3.1 million at a variable rate at June 30, 2017, excluding our capital lease of $0.1 million.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Securities sold under repurchase agreements	$46,489	0.16%	$50,832	0.01%
Short-term borrowings	645,000	1.19%	660,000	0.76%
Total short-term borrowings	691,489	1.12%	710,832	0.70%
Long-term borrowings
Other long-term borrowings	13,518	2.95%	14,713	2.91%
Junior subordinated debt securities	45,619	3.70%	45,619	3.42%
Total long-term borrowings	59,137	3.53%	60,332	3.30%
Total Borrowings	$750,626	1.31%	$771,164	0.90%
We had total borrowings at June 30, 2017 and December 31, 2016 at the FHLB of Pittsburgh of $659 million and $675 million. The $659 million at June 30, 2017 consisted of $645 million in short-term borrowings and $14 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $2.4 billion at June 30, 2017. Our remaining borrowing availability is $1.6 billion. We utilized $846 million of our borrowing capacity at June 30, 2017 consisting of $659 million for borrowings and $187 million for letters of credit to collateralize public funds.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $2.3 million at June 30, 2017 and $2.6 million at December 31, 2016. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The allowance for unfunded commitments is determined using a similar methodology as our ALL methodology. The reserve is calculated by applying historical loss rates and qualitative adjustments to our unfunded commitments.
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	June 30, 2017	December 31, 2016
Commitments to extend credit	$1,414,866	$1,509,696
Standby letters of credit	86,960	84,534
Total	$1,501,826	$1,594,230
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that no outcome of any such proceedings or claims pending will have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 10. OTHER COMPREHENSIVE INCOME

The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended June 30, 2017			Three months ended June 30, 2016
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on securities available-for-sale	$2,672	$(938)	$1,734	$4,636	$(1,622)	$3,014
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	(3,617)	1,270	(2,347)	—	—	—
Adjustment to funded status of employee benefit plans	539	(188)	351	545	(191)	354
Other Comprehensive Income/(Loss)	$(406)	$144	$(262)	$5,181	$(1,813)	$3,368
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

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on securities available-for-sale	$4,335	$(1,523)	$2,812	$13,669	$(4,784)	$8,885
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	(3,987)	1,400	(2,587)	—	—	—
Adjustment to funded status of employee benefit plans	1,078	(377)	701	4,345	(1,521)	2,824
Other Comprehensive Income	$1,426	$(500)	$926	$18,014	$(6,305)	$11,709
(1) Reclassification adjustments are comprised of realized security gains or losses. The realized gains or losses have been reclassified out of accumulated other comprehensive income/(loss) and have affected certain lines in the Consolidated Statement of Comprehensive Income as follows; the pre-tax amount is included in securities gains/losses-net, the tax expense amount is included in the provision for income taxes and the net of tax amount is included in net income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 11. EMPLOYEE BENEFITS

Effective March 31, 2016, our qualified and nonqualified defined benefit plans were amended to freeze benefit accruals for all persons entitled to benefits under the plan. We recorded a curtailment gain for the three months ended March 31, 2016 resulting from the amendment. The curtailment gain was $1.0 million and represented the unrecognized benefits associated with prior plan amendments that would have been amortized into income over the next seven years. The qualified plan was closed to new participants effective December 31, 2007. We will continue recording pension expense related to this plan, primarily representing interest costs on the accumulated benefit obligation and amortization of actuarial losses accumulated in the plan, as well as income from expected investment returns on pension assets.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$—	$—	$—	$474
Interest cost on projected benefit obligation	1,025	1,036	2,050	2,101
Expected return on plan assets	(1,582)	(1,434)	(3,164)	(2,893)
Amortization of prior service credit	475	(35)	949	(70)
Recognized net actuarial loss	—	526	—	1,070
Net Periodic Pension Expense	$(82)	$93	$(165)	$682
NOTE 12. QUALIFIED AFFORDABLE HOUSING PROJECTS
We invest in affordable housing projects primarily to help satisfy our Community Reinvestment Act requirements. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. Our total investment in qualified affordable housing projects was $10.2 million at June 30, 2017 and $11.7 million at December 31, 2016. We had no open commitments to fund current or future investments in qualified affordable housing projects at June 30, 2017 or December 31, 2016. Amortization expense, included in other noninterest expense in the Consolidated Statements of Comprehensive Income, was $0.8 million and $1.6 million for the three and six months ended June 30, 2017 and the same periods in 2016. The amortization expense was offset by tax credits of $0.9 million and $1.7 million for the three and six months ended June 30, 2017 and $0.9 million and $1.8 million for the three and six months ended June 30, 2016 as a reduction to our federal tax provision.
NOTE 13. SUBSEQUENT EVENTS
On July 27, 2017, we entered into a definitive agreement to sell our State College retail branch office to First Citizens Community Bank. The retail branch office will remain open for business throughout the transition and will continue to offer all products and services to customers. The all-cash transaction is expected to close in December 2017, subject to regulatory approvals and other customary closing conditions.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three and six month periods ended June 30, 2017 and 2016. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
We previously reported in our annual report on Form 10-K, three reportable operating segments: Community Banking, Insurance and Wealth Management. We reevaluated our segment reporting as of January 1, 2017 and determined that Insurance and Wealth Management activities are not material to our consolidated financial results, therefore, we are no longer reporting segment information.
Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “ believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “believe,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses; cyber-security concerns; rapid technological developments and changes; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight; legislation affecting the financial services industry as a whole, and S&T, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; general economic or business conditions; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses. Many of these factors, as well as other factors, are described in our Annual Report on Form 10-K for the year ended December 31, 2016, including Part I, Item 1A, Risk Factors and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.
Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2017 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2016 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overview
We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $7.1 billion at June 30, 2017.  We operate bank branches in Pennsylvania and Ohio and loan production offices in Pennsylvania, Ohio and New York. We provide a full range of financial services with retail and commercial banking products, cash management services, insurance and trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
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
Our focus continues to be on loan and deposit growth and implementing opportunities to increase fee income while closely monitoring our operating expenses and asset quality. We are focused on executing our strategy to successfully build our brand and grow our business in all of our markets. While we have benefited from recent increases in short term interest rates, the low interest rate environment still remains a challenge for our net interest income. We have been able to mitigate the impact of lower rates through organic loan growth and expect to benefit from any future increases in interest rates.
Earnings Summary
Net income increased $5.7 million, or 33.4 percent, for the three months ended June 30, 2017 and increased $7.8 million, or 23.5 percent, for the six months ended June 30, 2017 compared to the same periods in 2016. Net income for the three and six months ended June 30, 2017 was $22.8 million and $41.0 million, or $0.65 and $1.17 diluted earnings per share, as compared to net income of $17.1 million and $33.2 million, or $0.49 and $0.95 diluted earnings per share, for the same periods in 2016. The increases in net income for the three and six months ended June 30, 2017 were primarily driven by increases in net interest income of $6.9 million and $11.1 million and increases in noninterest income of $3.8 million and $1.0 million. The increases for the three and six month periods were partially offset by increases of $1.8 million and $0.2 million of noninterest expenses and increases of $3.1 million and $3.9 million in income taxes.
Net interest income increased $6.9 million and $11.1 million, or 13.8 percent and 11.2 percent, for the three and six months ended June 30, 2017 compared to the same periods in 2016. The increases were primarily due to average interest-earning assets increases of $545 million and $567 million, or 9.0 percent and 9.5 percent, for the three and six month periods ended June 30, 2017 compared to the same periods in 2016. The increases in average interest-earning assets were due to our successful efforts in growing our loan portfolio over the past year. The increases in short-term interest rates positively impacted both net interest income and net interest margin. The increase in net interest income was partially offset by higher average interest-bearing liabilities of $431 million and $466 million, or 9.7 percent and 10.7 percent, for the three and six months ended June 30, 2017 compared to the same periods in 2016. The increase in average interest-bearing liabilities was mainly due to deposit growth and an increase in short-term borrowings.
The provision for loan losses was relatively unchanged at $4.9 million and $10.1 million for the three and six months ended June 30, 2017 compared to $4.8 million and $9.9 million for the same periods in 2016. Net charge-offs were $5.3 million and $7.5 million for the three and six months ended June 30, 2017 compared to $3.0 million and $5.8 million in the same periods in the prior year. Annualized net loan charge-offs to average loans were 0.37 percent and 0.26 percent for the three and six months ended June 30, 2017 compared to 0.23 percent and 0.22 percent for the same periods in 2016. Specific reserves on impaired loans decreased $1.8 million to $0.4 million at June 30, 2017 compared to $2.2 million at June 30, 2016.
Noninterest income increased $3.8 million to $16.3 million for the three months ended June 30, 2017 and increased $1.0 million to $29.3 million for the six months ended June 30, 2017 compared to $12.5 million and $28.3 million for the same periods in 2016. The increase in noninterest income for the three month period was primarily due to security gains of $3.6 million. The increase in noninterest income for the six month period was primarily due to security gains of $4.0 million partially offset by a $2.1 million gain on the sale of our credit card portfolio and a $0.8 million decrease of other noninterest income. The decrease in other noninterest income primarily related to a curtailment gain of $1.0 million resulting from the amendment to freeze benefit accruals for all participants in our defined benefit plans effective March 31, 2016.
Noninterest expense increased $1.8 million to $36.6 million and $0.2 million to $73.4 million for the three and six months ended June 30, 2017 compared to $34.8 million and $73.2 million for the same periods in 2016. The increases in noninterest expense for the three and six months ended June 30, 2017 were primarily due to increases of $2.3 million and $1.9 million in salaries and employee benefits expense due to annual merit increases and higher incentive costs in 2017.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The provision for income taxes increased $3.1 million and $3.9 million for the three and six months ended June 30, 2017 compared to the same periods in 2016. Higher provision for income taxes for the three and six months ended June 30, 2017 were primarily due to $8.8 million and $11.7 million increases in pretax income compared to the same periods in 2016.
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
We believe the presentation of net interest income on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to an FTE basis in the Net Interest Income section of the "Results of Operations - Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016."

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2017 Compared to
Three and Six Months Ended June 30, 2016
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
The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates on an FTE basis for the periods presented:

	Three months ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Total interest income	$64,914	$55,850	$126,065	$110,870
Total interest expense	8,344	6,142	15,616	11,524
Net interest income per consolidated statements of comprehensive income	56,570	49,708	110,449	99,346
Adjustment to FTE basis	1,877	1,762	3,747	3,484
Net Interest Income on an FTE basis (non-GAAP)	$58,447	$51,470	$114,196	$102,830
Net interest margin	3.45%	3.32%	3.42%	3.36%
Adjustment to FTE basis	0.12%	0.12%	0.11%	0.12%
Net Interest Margin on an FTE basis (non-GAAP)	3.57%	3.44%	3.53%	3.48%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three months ended June 30, 2017			Three months ended June 30, 2016
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$48,547	$110	0.91%	$38,233	$45	0.47%
Securities available-for-sale, at fair value(2)(3)	709,208	4,403	2.48%	681,409	4,079	2.39%
Loans held for sale	5,053	33	2.61%	11,243	115	4.15%
Commercial real estate	2,664,696	28,544	4.30%	2,309,310	23,654	4.12%
Commercial and industrial	1,430,080	15,347	4.30%	1,370,427	13,253	3.89%
Commercial construction	421,456	4,300	4.09%	391,569	3,596	3.69%
Total commercial loans	4,516,232	48,191	4.28%	4,071,306	40,503	4.00%
Residential mortgage	700,406	7,237	4.14%	658,298	6,765	4.13%
Home equity	481,039	5,255	4.38%	473,452	4,824	4.10%
Installment and other consumer	69,899	1,125	6.46%	60,278	969	6.46%
Consumer construction	4,572	56	4.93%	7,192	74	4.13%
Total consumer loans	1,255,916	13,673	4.36%	1,199,220	12,632	4.24%
Total portfolio loans	5,772,148	61,864	4.30%	5,270,526	53,135	4.05%
Total loans(1)(2)	5,777,201	61,897	4.30%	5,281,769	53,250	4.05%
Federal Home Loan Bank and other restricted stock	33,082	381	4.60%	22,017	238	4.32%
Total Interest-earning Assets	6,568,038	66,791	4.08%	6,023,428	57,612	3.85%
Noninterest-earning assets	507,425			520,720
Total Assets	$7,075,463			$6,544,148
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$649,440	$352	0.22%	$651,009	$278	0.17%
Money market	937,272	1,690	0.72%	672,097	693	0.41%
Savings	1,019,220	539	0.21%	1,030,357	484	0.19%
Certificates of deposit	1,457,107	3,395	0.93%	1,550,936	3,574	0.93%
Total Interest-bearing Deposits	4,063,039	5,976	0.59%	3,904,399	5,029	0.52%
Securities sold under repurchase agreements	50,082	7	0.06%	52,443	1	0.01%
Short-term borrowings	682,584	1,849	1.09%	366,942	584	0.64%
Long-term borrowings	13,765	102	2.96%	54,588	176	1.30%
Junior subordinated debt securities	45,619	410	3.60%	45,619	352	3.10%
Total borrowings	792,050	2,368	1.20%	519,592	1,113	0.86%
Total Interest-bearing Liabilities	4,855,089	8,344	0.69%	4,423,991	6,142	0.56%
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	1,354,711			1,300,621
Shareholders’ equity	865,663			819,536
Total Liabilities and Shareholders’ Equity	$7,075,463			$6,544,148
Net Interest Income (2)(3)		$58,447			$51,470
Net Interest Margin (2) (3)			3.57%			3.44%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 35 percent for 2017 and 2016.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Six months ended June 30, 2017			Six months ended June 30, 2016
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$57,311	$251	0.87%	$43,196	$110	0.51%
Securities available-for-sale, at fair value(2)(3)	703,300	8,664	2.46%	674,064	8,154	2.42%
Loans held for sale	3,639	57	3.16%	19,364	616	6.40%
Commercial real estate	2,595,163	55,005	4.27%	2,252,345	46,347	4.14%
Commercial and industrial	1,421,986	29,838	4.23%	1,338,890	26,000	3.91%
Commercial construction	438,079	8,456	3.89%	394,290	7,308	3.73%
Total commercial loans	4,455,228	93,299	4.22%	3,985,525	79,655	4.02%
Residential mortgage	700,129	14,297	4.10%	648,830	13,365	4.14%
Home equity	480,727	10,160	4.26%	471,142	9,681	4.13%
Installment and other consumer	69,036	2,216	6.47%	67,828	2,106	6.25%
Consumer construction	4,971	105	4.25%	7,833	163	4.18%
Total consumer loans	1,254,863	26,778	4.29%	1,195,633	25,315	4.26%
Total portfolio loans	5,710,091	120,077	4.24%	5,181,158	104,970	4.07%
Total loans(1)(2)	5,713,730	120,134	4.24%	5,200,522	105,586	4.08%
Federal Home Loan Bank and other restricted stock	32,888	763	4.64%	22,305	504	4.52%
Total Interest-earning Assets	6,507,229	129,812	4.02%	5,940,087	114,354	3.87%
Noninterest-earning assets	509,265			520,368
Total Assets	$7,016,494			$6,460,455
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$641,381	$628	0.20%	$638,751	$503	0.16%
Money market	937,641	3,096	0.67%	650,126	1,197	0.37%
Savings	1,030,371	1,075	0.21%	1,045,737	967	0.19%
Certificates of deposit	1,430,599	6,556	0.92%	1,488,037	6,617	0.89%
Total Interest-bearing Deposits	4,039,992	11,355	0.57%	3,822,651	9,284	0.49%
Securities sold under repurchase agreements	49,492	8	0.03%	58,373	3	0.01%
Short-term borrowings	677,214	3,249	0.97%	348,165	1,094	0.63%
Long-term borrowings	14,062	206	2.94%	85,647	452	1.06%
Junior subordinated debt securities	45,619	798	3.53%	45,619	691	3.05%
Total borrowings	786,387	4,261	1.09%	537,804	2,240	0.84%
Total Interest-bearing Liabilities	4,826,379	15,616	0.65%	4,360,455	11,524	0.53%
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	1,332,181			1,288,820
Shareholders’ equity	857,934			811,180
Total Liabilities and Shareholders’ Equity	$7,016,494			$6,460,455
Net Interest Income (2)(3)		$114,196			$102,830
Net Interest Margin (2) (3)			3.53%			3.48%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 35 percent for 2017 and 2016.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Net interest income on an FTE basis increased $7.0 million, or 13.6 percent, for the three months and increased $11.4 million, or 11.1 percent, for the six months ended June 30, 2017 compared to the same periods in 2016. The increases were primarily due to organic loan growth and higher short-term interest rates. The net interest margin on an FTE basis increased 13 and five basis points for the three and six months ended June 30, 2017 compared to the same periods in 2016. The increases were primarily due to the three Federal Funds rate increases that occurred between December 2016 and June 2017.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest income on an FTE basis increased $9.2 million, or 15.9 percent, for the three months and increased $15.5 million, or 13.5 percent, for the six months ended June 30, 2017 compared to the same periods in 2016. The increases were primarily due to increases in average interest-earning assets of $545 million and $567 million and higher short-term rates. Average loan balances increased $495 million and $513 million due to organic loan growth, primarily in the commercial loan portfolio. The rates earned on loans increased 25 and 16 basis points primarily due to the three Federal Funds rate increases that occurred between December 2016 and June 2017. Average interest-bearing deposits with banks, which is primarily cash at the Federal Reserve, increased $10.3 million and $14.1 million and the rates increased 44 and 36 basis points due to the previously mentioned Federal Funds rate increases. Average securities increased $28.0 million and $29.2 million with no significant changes to the rates. Overall, the FTE rate on interest-earning assets increased 23 and 15 basis points for the three and six months ended June 30, 2017 compared to the same periods in 2016.
Interest expense increased $2.2 million for the three months and increased $4.1 million for the six months ended June 30, 2017 compared to the same periods in 2016. The increases were primarily due to increases in average interest-bearing liabilities of $431 million for the three months and $466 million for the six months ended June 30, 2017 compared to the same periods in 2016, combined with higher short-term rates. Average interest-bearing deposits increased $159 million and $217 million due to sales efforts and rate promotions. Average money market account balances increased $265 million and $288 million and the average rates paid increased 31 and 30 basis points. Average total borrowings increased $272 million and $249 million to provide funding for loan growth. Short-term borrowings increased $316 million and $329 million and the average rates paid increased 45 and 34 basis points due to the previously mentioned Federal Funds rate increases. Long-term borrowings decreased $40.8 million and $71.6 million due to a $100 million long-term variable rate borrowing that matured in the second quarter of 2016. Overall, the cost of interest-bearing liabilities increased 13 and 12 basis points for the three and six months ended June 30, 2017 compared to the same periods in 2016.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2017 compared to June 30, 2016			Six Months Ended June 30, 2017 compared to June 30, 2016
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$12	$53	$65	$36	$105	$141
Securities available-for-sale, at fair value(2)(3)	166	158	324	354	156	510
Loans held for sale	(63)	(19)	(82)	(500)	(59)	(559)
Commercial real estate	3,640	1,250	4,890	7,054	1,604	8,658
Commercial and industrial	577	1,517	2,094	1,614	2,224	3,838
Commercial construction	274	430	704	812	336	1,148
Total commercial loans	4,491	3,197	7,688	9,480	4,164	13,644
Residential mortgage	433	39	472	1,057	(125)	932
Home equity	77	354	431	197	282	479
Installment and other consumer	155	1	156	38	72	110
Consumer construction	(27)	9	(18)	(60)	2	(58)
Total consumer loans	638	403	1,041	1,232	231	1,463
Total portfolio loans	5,129	3,600	8,729	10,712	4,395	15,107
Total loans (1)(2)	5,066	3,581	8,647	10,212	4,336	14,548
Federal Home Loan Bank and other restricted stock	120	23	143	239	20	259
Change in Interest Earned on Interest-earning Assets	$5,364	$3,815	$9,179	$10,841	$4,617	$15,458
Interest paid on:
Interest-bearing demand	$(1)	$75	$74	$2	$123	$125
Money market	273	724	997	529	1,370	1,899
Savings	(5)	60	55	(14)	122	108
Certificates of deposit	(216)	37	(179)	(255)	194	(61)
Total interest-bearing deposits	51	896	947	262	1,809	2,071
Securities sold under repurchase agreements	—	6	6	—	5	5
Short-term borrowings	502	763	1,265	1,034	1,121	2,155
Long-term borrowings	(132)	58	(74)	(378)	132	(246)
Junior subordinated debt securities	—	58	58	—	107	107
Total borrowings	370	885	1,255	656	1,365	2,021
Change in Interest Paid on Interest-bearing Liabilities	421	1,781	2,202	918	3,174	4,092
Change in Net Interest Income	$4,943	$2,034	$6,977	$9,923	$1,443	$11,366
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
Provision for Loan Losses
The provision for loan losses is the amount to be added to the allowance for loan losses, or ALL, after considering loan charge-offs and recoveries, to bring the ALL to a level determined to be appropriate in management's judgment to absorb probable losses inherent in the loan portfolio. The provision for loan losses remained relatively consistent at $4.9 million and $10.1 million for the three and six months ended June 30, 2017 compared to $4.8 million and $9.9 million for the same periods in 2016. Higher net charge-offs in 2017 were offset by lower specific reserves on impaired loans compared to 2016. Net charge-offs increased $2.3 million and $1.7 million to $5.3 million and $7.5 million for the three and six months ended June 30, 2017 compared to $3.0 million and $5.8 million for the same periods in 2016. Annualized net loan charge-offs to average loans were 0.37 percent and 0.26 percent for the three and six months ended June 30, 2017 compared to 0.23 percent and 0.22 percent for the same periods in 2016. Specific reserves decreased $1.8 million to $0.4 million for the three months ended June 30, 2017

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

compared to $2.2 million for the three months ended June 30, 2016. Nonperforming loans decreased at June 30, 2017 by $6.2 million, or 14.5 percent, compared to June 30, 2016.
The ALL at June 30, 2017 was $55.4 million compared to $52.2 million at June 30, 2016. The ALL as a percent of total portfolio loans was 0.96 percent at June 30, 2017 and 0.97 percent at June 30, 2016. Refer to “Financial Condition - Allowance for Loan Losses” in this MD&A for additional information.
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Securities gains (losses), net	$3,617	$—	$3,617	NM	$3,987	$—	$3,987	NM
Debit and credit card	3,042	2,869	173	6.0%	5,885	5,655	230	4.1%
Service charges on deposit accounts	2,997	3,065	(68)	(2.2)	6,012	6,064	(52)	(0.9)
Wealth management	2,428	2,630	(202)	(7.7)	4,831	5,382	(551)	(10.2)
Insurance	1,461	1,205	256	21.2	2,924	2,979	(55)	(1.8)
Mortgage banking	675	578	97	16.8	1,408	1,107	301	27.2
Gain on sale of credit card portfolio	—	—	—	—	—	2,066	(2,066)	NM
Other	2,045	2,101	(56)	(2.7)	4,214	5,012	(798)	(15.9)
Total Noninterest Income	$16,265	$12,448	$3,817	30.7%	$29,261	$28,265	$996	3.5%
NM- Not meaningful

Noninterest income increased $3.8 million, or 30.7 percent, to $16.3 million for the three months ended June 30, 2017 and increased $1.0 million, or 3.5 percent, to $29.3 million for the six months ended June 30, 2017 compared to the same periods in 2016. The increase of $3.8 million and $1.0 million for the three and six months ended June 30, 2017 compared to the same period in 2016 primarily related to gains on the sale of securities, which were offset in part in the six month period by a $2.1 million decrease related to the gain on the sale of our credit card portfolio in 2016. The decrease of $0.7 million in other noninterest income during the six month period was primarily related to a $1.0 million curtailment gain resulting from the amendment to freeze benefit accruals for all participants in our defined benefit plans effective March 31, 2016. The decrease in wealth management fees of $0.2 million and $0.6 million for the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to a decline in brokerage service revenue and advisory fees. Mortgage banking fees increased $0.1 million and $0.3 million in the three and six month periods as a result of an impairment recapture of our mortgage servicing rights asset due to an increase in interest rates. The $0.2 million increase in debit and credit card fees for both periods is related to increased debit card usage.
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Salaries and employee benefits	$19,903	$17,626	$2,277	12.9%	$40,444	$38,528	$1,916	5.0%
Net occupancy	2,751	2,688	63	2.3	5,566	5,638	(72)	(1.3)
Data processing	2,135	2,518	(383)	(15.2)	4,386	4,630	(244)	(5.3)
Furniture and equipment	1,810	1,719	91	5.3	3,857	3,648	209	5.7
FDIC insurance	1,185	994	191	19.2	2,308	1,934	374	19.3
Other taxes	1,083	896	187	20.9	2,060	1,995	65	3.3
Professional services and legal	958	988	(30)	(3.0)	2,001	1,728	273	15.8
Marketing	948	1,075	(127)	(11.8)	1,702	1,976	(274)	(13.9)
Other	5,824	6,249	(425)	(6.8)	11,082	13,092	(2,010)	(15.4)
Total Noninterest Expense	$36,597	$34,753	$1,844	5.3%	$73,406	$73,169	$237	0.3%
NM - not meaningful

Noninterest expense increased $1.8 million, or 5.3 percent, to $36.6 million for the three months while remaining relatively unchanged for the six months ended June 30, 2017 compared to the same periods in 2016. Salaries and employee benefits expense increased $2.3 million and $1.9 primarily due to annual merit increases and higher incentive costs in 2017. offset by

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

decreases in pension expense of $0.2 million and $0.8 million due to the amendment to freeze benefit accruals for all participants in our defined benefit plans that occurred during three months ended March 31, 2016. Other noninterest expense decreased $0.4 million and $2.0 million for the three and six months ended June 30, 2017 compared to the same periods of 2016. The decreases primarily related to lower processing charges for credit cards due to the sale of the credit card portfolio in 2016, lower loan related expenses and decreases in amortization of both our core deposit intangible asset and qualified affordable housing projects. Data processing decreased $0.4 million and $0.2 million due to a renegotiation of a core data processing contract. FDIC insurance expense increased $0.2 million and $0.4 million due to growth. The decrease of $0.1 million and $0.3 million in marketing expense related to the timing of various promotions. Professional services and legal expense increased $0.3 million due to additional consulting charges that were incurred during the six months ended June 30, 2017.
Provision for Income Taxes
The provision for income taxes increased $3.1 million and $3.9 million for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to increases of $8.8 million and $11.7 million in pre-tax income for the three and six months ended June 30, 2017. The effective tax rate for the three and six months ended June 30, 2017 was 27.4 percent and 27.2 percent compared to 24.4 percent and 25.6 percent for the same periods of 2016.
Financial Condition
June 30, 2017
Total assets increased $143 million, or 2.1 percent, to $7.1 billion at June 30, 2017 compared to $6.9 billion at December 31, 2016. Total portfolio loans increased $146 million, or 2.6 percent primarily due to a $166 million increase in the Commercial Real Estate, or CRE, portfolio. Loans held for sale increased $19.3 million to $23.1 million compared to $3.8 million at December 31, 2016 due to three commercial participation loans that were held for sale at June 30, 2017. Securities decreased $4.1 million to $689 million from $693 million at December 31, 2016 primarily due to sales of investments in our equity portfolio.
Our deposits increased $137 million, or 2.6 percent, to $5.4 billion at June 30, 2017 compared to $5.3 billion at December 31, 2016. The increase in deposits was primarily due to increases in certificates of deposit of $92.6 million, noninterest-bearing demand accounts of $71.9 million and money market of $14.2 million. The increase in certificates of deposits, or CDs, was mainly due to a $98.9 million increase in brokered CDs primarily for funding needs to support our asset growth. The increases in both noninterest-bearing demand accounts and money market accounts are due to sales efforts to support our strategic goal to grow our customer deposits. Savings decreased $39.8 million as a result of repositioning by our customers.
Total borrowings decreased $20.5 million from December 31, 2016, as the increase in deposits reduced the need for borrowings to support asset growth.
Total shareholders’ equity increased by $29.1 million, or 3.5 percent, at June 30, 2017 compared to December 31, 2016. The increase was primarily due to net income of $41.0 million offset by dividends of $13.9 million.
Securities Activity

(dollars in thousands)	June 30, 2017	December 31, 2016	$ Change
U.S. treasury securities	$24,886	$24,811	$75
Obligations of U.S. government corporations and agencies	211,434	232,179	(20,745)
Collateralized mortgage obligations of U.S. government corporations and agencies	120,203	129,777	(9,574)
Residential mortgage-backed securities of U.S. government corporations and agencies	34,611	37,358	(2,747)
Commercial mortgage-backed securities of U.S. government corporations and agencies	162,413	125,604	36,809
Obligations of states and political subdivisions	131,106	132,509	(1,403)
Debt Securities Available-for-Sale	684,653	682,238	2,415
Marketable equity securities	4,735	11,249	(6,514)
Total Securities Available-for-Sale	$689,388	$693,487	$(4,099)
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio decreased $4.1 million, or 0.6 percent, at June 30, 2017 compared to December 31, 2016. The decrease was primarily due to the sale of investments in our equities portfolio during the six months ended June 30, 2017.
At June 30, 2017 our bond portfolio was in a net unrealized gain position of $6.7 million compared to a net unrealized gain position of $3.6 million at December 31, 2016. At June 30, 2017, total gross unrealized gains in the bond portfolio were $9.1 million offset by $2.4 million of gross unrealized losses, compared to December 31, 2016, when total gross unrealized gains were $7.1 million offset by gross unrealized losses of $3.5 million. Total unrealized gains on marketable equity securities at June 30, 2017 were $0.9 million compared to $3.7 million at December 31, 2016. The decrease in unrealized gains on marketable equity securities was primarily due to recognized gains of $3.6 million and $4.0 million on marketable equity securities sold during the three and six months ended June 30, 2017. Management evaluates the securities portfolio for other than temporary impairment, or OTTI, on a quarterly basis. During the six months ended June 30, 2017 and 2016 we did not record any OTTI. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.
Loan Composition

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$2,664,642	46.3%	$2,498,476	44.5%
Commercial and industrial	1,401,283	24.3	1,401,035	25.0
Construction	426,754	7.4	455,884	8.1
Total Commercial Loans	4,492,679	78.0%	4,355,395	77.6%
Consumer
Residential mortgage	706,143	12.3%	701,982	12.5%
Home equity	484,960	8.4	482,284	8.6
Installment and other consumer	70,068	1.2	65,852	1.2
Construction	3,969	0.1	5,906	0.1
Total Consumer Loans	1,265,140	22.0%	1,256,024	22.4%
Total Portfolio Loans	5,757,819	100.0%	5,611,419	100.0%
Loans Held for Sale	23,120		3,793
Total Loans	$5,780,939		$5,615,212
Our loan portfolio represents our most significant source of interest income. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Total portfolio loans increased $146 million, or 2.6 percent, to $5.8 billion at June 30, 2017 compared to $5.6 billion at December 31, 2016. Loan growth was primarily in our commercial loan portfolio and mainly in our newer markets of New York, Ohio and central Pennsylvania. CRE loans increased $166 million, or 6.7 percent, and Construction loans decreased $29.1 million, or 6.4 percent. Total consumer loans increased $9.1 million, or 0.7 percent, with increases in all portfolios except Construction. Loans held for sale increased $19.3 million to $23.1 million compared to $3.8 million at December 31, 2016 due to three commercial participation loans that were held for sale at June 30, 2017.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables summarize the ALL and recorded investments in loans by category for the dates presented:

	June 30, 2017
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$24,358	$24,358	$6,472	$2,658,170	$2,664,642
Commercial and industrial	340	8,916	9,256	18,568	1,382,715	1,401,283
Commercial construction	—	13,944	13,944	4,257	422,497	426,754
Consumer real estate	24	5,779	5,803	11,130	1,183,942	1,195,072
Other consumer	25	1,965	1,990	35	70,033	70,068
Total	$389	$54,962	$55,351	$40,462	$5,717,357	$5,757,819

	December 31, 2016
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$19,976	$19,976	$16,352	$2,482,124	$2,498,476
Commercial and industrial	771	10,039	10,810	6,866	1,394,169	1,401,035
Commercial construction	—	13,999	13,999	6,613	449,271	455,884
Consumer real estate	26	6,069	6,095	12,079	1,178,093	1,190,172
Other consumer	1	1,894	1,895	25	65,827	65,852
Total	$798	$51,977	$52,775	$41,935	$5,569,484	$5,611,419

	June 30, 2017		December 31, 2016
Ratio of net charge-offs to average loans outstanding	0.26%	*	0.25%
Allowance for loan losses as a percentage of total loans	0.96%		0.94%
Allowance for loan losses to nonperforming loans	151%		124%
* Annualized
The ALL was $55.4 million, or 0.96 percent of total portfolio loans and 1.05 percent of originated loans, at June 30, 2017 compared to $52.8 million, or 0.94 percent of total portfolio loans and 1.05 percent of originated loans, at December 31, 2016. Originated loans exclude acquired loans of $443 million as of June 30, 2017 and $543 million as of December 31, 2016, related to the 2015 Integrity Bancshares, Inc. merger, or Merger.
The increase in the ALL of $2.6 million was primarily due to a $3.0 million increase in the reserve for loans collectively evaluated for impairment at June 30, 2017 compared to December 31, 2016. This increase was primarily due to loan growth and an increase in loss rates in our CRE portfolio, which was partially offset by a decrease of $0.4 million in specific reserves for loans individually evaluated for impairment. Impaired loans decreased $1.5 million, or 3.5 percent, from December 31, 2016 to $40.5 million at June 30, 2017. The decrease was primarily due to $14.9 million in loan pay downs and charge-offs primarily related to our acquired loan portfolio, which were offset by newly identified impaired loans of $13.4 million.
Net loan charge-offs were $7.5 million for the six months ended June 30, 2017 comprised primarily of $5.9 million in charge-offs of acquired loans and $2.2 million in charge-offs related to two originated C&I relationships. Commercial special mention, substandard and doubtful loans at June 30, 2017 increased by $39.8 million to $226 million compared to $186 million at December 31, 2016, with an increase of $47.5 million in special mention and a decrease of $7.7 million in substandard.
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
TDRs increased $0.2 million to $25.2 million at June 30, 2017 compared to $25.0 million at December 31, 2016. The increase is primarily due to new TDRs totaling $3.0 million, which were offset by principal reductions and charge-offs. Total TDRs of $25.2 million at June 30, 2017 included $15.1 million, or 59.9 percent, that were accruing and $10.1 million, or 40.1 percent, that were nonaccrual.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our allowance for lending-related commitments is determined using a methodology similar to that used for the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The reserve is calculated by applying historical loss rates to unfunded commitments and considering qualitative factors. The allowance for unfunded loan commitments was $2.3 million at June 30, 2017 compared to $2.6 million at December 31, 2016. The decrease primarily related to a decline in the historic loss rate for C&I commitments and a decrease in the balance of total unfunded commitments. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	June 30, 2017	December 31, 2016	$ Change
Nonaccrual Loans
Commercial real estate	$6,495	$15,526	$(9,031)
Commercial and industrial	13,474	3,578	9,896
Commercial construction	1,890	4,497	(2,607)
Residential mortgage	2,945	4,850	(1,905)
Home equity	1,724	2,485	(761)
Installment and other consumer	36	101	(65)
Consumer construction	—	—	—
Total Nonaccrual Loans	26,564	31,037	(4,473)
Nonaccrual Troubled Debt Restructurings
Commercial real estate	704	646	58
Commercial and industrial	3,944	4,493	(549)
Commercial construction	423	430	(7)
Residential mortgage	4,111	5,068	(957)
Home equity	918	954	(36)
Installment and other consumer	5	7	(2)
Total Nonaccrual Troubled Debt Restructurings	10,105	11,598	(1,493)
Total Nonaccrual Loans	36,669	42,635	(5,966)
OREO	1,620	679	941
Total Nonperforming Assets	$38,289	$43,314	$(5,025)

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.63%	0.76%
Nonperforming assets as a percent of total loans plus OREO	0.66%	0.77%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming assets, or NPAs, decreased $5.0 million to $38.3 million at June 30, 2017 compared to $43.3 million at December 31, 2016. The decrease was due to a $6.0 million decline in nonperforming loans which primarily related to $23.0 million of principal reductions and loan charge-offs offset by new nonperforming loans of $17.0 million. Included in the decline was $20.3 million in loan charge-offs and payoffs from our acquired loan portfolio. Total nonperforming loans included $7.4 million of acquired loans, all of which became 90 days past due subsequent to the Merger date.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits

(dollars in thousands)	June 30, 2017	December 31, 2016	$ Change
Customer deposits
Noninterest-bearing demand	$1,335,768	$1,263,833	$71,935
Interest-bearing demand	634,164	633,293	871
Money market	647,266	617,961	29,305
Savings	1,010,348	1,050,131	(39,783)
Certificates of deposit	1,348,937	1,355,303	(6,366)
Total customer deposits	4,976,483	4,920,521	55,962
Brokered deposits
Interest-bearing demand	2,740	5,007	(2,267)
Money market	303,353	318,500	(15,147)
Certificates of deposit	127,286	28,349	98,937
Total brokered deposits	433,379	351,856	81,523
Total Deposits	$5,409,862	$5,272,377	$137,485
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at June 30, 2017 increased $137 million, or 2.6 percent, from December 31, 2016. Total customer deposits increased $56.0 million from December 31, 2016. Noninterest-bearing demand increased $71.9 million and money markets increased $29.3 million due to sales efforts. Savings decreased $39.8 million as a result of repositioning by our customers. Brokered deposits increased $81.5 million from December 31, 2016. Brokered deposits are an additional source of funds utilized by the ALCO as a way to diversify funding sources, as well as manage our funding costs and structure. The increase in brokered deposits was primarily due to funding needs to support our asset growth.
Borrowings

(dollars in thousands)	June 30, 2017	December 31, 2016	$ Change
Securities sold under repurchase agreements	$46,489	$50,832	$(4,343)
Short-term borrowings	645,000	660,000	(15,000)
Long-term borrowings	13,518	14,713	(1,195)
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$750,626	$771,164	$(20,538)
Borrowings are an additional source of funding for us. Total borrowings decreased $20.5 million from December 31, 2016. During the six months ended June 30, 2017, total deposits increased $137 million reducing the need for borrowings to support our asset growth.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to short-term borrowings is summarized in the tables below at and for the six and twelve month periods ended June 30, 2017 and December 31, 2016.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	June 30, 2017	December 31, 2016
Balance at the period end	$46,489	$50,832
Average balance during the period	49,492	51,021
Average interest rate during the period	0.03%	0.01%
Maximum month-end balance during the period	$53,609	$68,216
Average interest rate at the period end	0.16%	0.01%

	Short-Term Borrowings
(dollars in thousands)	June 30, 2017	December 31, 2016
Balance at the period end	$645,000	$660,000
Average balance during the period	677,214	414,426
Average interest rate during the period	0.97%	0.65%
Maximum month-end balance during the period	$734,600	$660,000
Average interest rate at the period end	1.19%	0.76%
Information pertaining to long-term borrowings is summarized in the tables below at and for the six and twelve month periods ended June 30, 2017 and December 31, 2016.

	Long-Term Borrowings
(dollars in thousands)	June 30, 2017	December 31, 2016
Balance at the period end	$13,518	$14,713
Average balance during the period	14,062	50,256
Average interest rate during the period	2.94%	1.33%
Maximum month-end balance during the period	$14,515	$116,852
Average interest rate at the period end	2.95%	2.91%

	Junior Subordinated Debt Securities
(dollars in thousands)	June 30, 2017	December 31, 2016
Balance at the period end	$45,619	$45,619
Average balance during the period	45,619	45,619
Average interest rate during the period	3.53%	3.14%
Maximum month-end balance during the period	$45,619	$45,619
Average interest rate at the period end	3.70%	3.42%
Liquidity and Capital Resources
Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or of borrowers needing to access funds to meet their credit needs. In order to manage liquidity risk our Board of Directors has delegated authority to the ALCO for formulation, implementation and oversight of liquidity risk management for S&T. The ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. The ALCO monitors and manages liquidity through various ratios, reviewing cash flow projections, performing stress tests and by having a detailed contingency funding plan. The ALCO policy guidelines define graduated risk tolerance levels. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the Financial Condition - Deposits Section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to S&T include borrowing availability at

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

the FHLB of Pittsburgh, Federal Funds lines with other financial institutions, the brokered deposit market and borrowing availability through the Federal Reserve Borrower-In-Custody program.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At June 30, 2017, we had $504 million in highly liquid assets, which consisted of $58.5 million in interest-bearing deposits with banks, $422 million in unpledged securities and $23.1 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 7.1 percent at June 30, 2017. Also, at June 30, 2017, we had a remaining borrowing availability of $1.6 billion with the FHLB of Pittsburgh. Refer to Note 8 Borrowings in the Notes to Consolidated Financial Statements and the Financial Condition - Borrowings section of this MD&A for more details.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	June 30, 2017		December 31, 2016
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$610,071	9.01%	$582,155	8.98%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	590,071	10.53%	562,155	10.04%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	610,071	10.89%	582,155	10.39%
Total capital to risk-weighted assets	8.00%	10.00%	693,105	12.37%	664,184	11.86%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$563,709	8.35%	$542,048	8.39%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	563,709	10.09%	542,048	9.71%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	563,709	10.09%	542,048	9.71%
Total capital to risk-weighted assets	8.00%	10.00%	646,383	11.57%	622,469	11.15%
In October 2015, we filed a new shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, to replace the prior shelf registration statement we had filed in October 2012. We filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2017, we had not issued any securities pursuant to this shelf registration statement.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

Rate shock analyses’ results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 months of pretax net interest income. The base case and rate shock analyses are performed on a static balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and also include management assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over a 12 month horizon using rate shocks of +/- 100, 200 and 300 basis points. Policy guidelines define the percentage change in pretax net interest income by graduated risk tolerance levels of minimal, moderate and high. We have temporarily suspended the -200 and -300 basis point rate shock analyses. Due to the low interest rate environment, we believe the impact to net interest income when evaluating the -200 and -300 basis point rate shock scenarios does not provide meaningful insight into our interest rate risk position.
In order to monitor interest rate risk beyond the 12 month time horizon of rate shocks, we also perform EVE analyses. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE rate change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analysis, EVE analyses incorporate management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and the behavior and value of non-maturity deposit products. S&T policy guidelines limit the change in EVE given changes in rates of +/- 100, 200 and 300 basis points. Policy guidelines define the percentage change in EVE by graduated risk tolerance levels of minimal, moderate and high. We have also temporarily suspended the EVE -200 and -300 basis point scenarios due to the low interest rate environment.
The table below reflects the rate shock analyses and EVE analysis results. Both are in the minimal risk tolerance level.

	June 30, 2017		December 31, 2016
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in EVE	% Change in Pretax Net Interest Income	% Change in EVE
+300	3.7	(12.0)	3.4	(12.3)
+200	2.0	(6.5)	1.8	(6.5)
+100	0.8	(2.5)	0.7	(2.3)
-100	(4.8)	(6.8)	(4.4)	(7.3)
The results from the rate shock analyses on net interest income are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means more assets than liabilities will reprice during the measured time frames. The implications of an asset sensitive balance sheet will differ depending upon the change in market interest rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, more assets than liabilities will decrease in rate. This situation could result in a decrease in net interest income and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in net interest income and operating income. The percent changes in pretax net interest income and percent changes in EVE are relatively unchanged when comparing June 30, 2017 to December 31, 2016.
In addition to rate shocks and EVE analyses, we perform a market risk stress test at least annually. The market risk stress test includes sensitivity analyses and simulations. Sensitivity analyses are performed to help us identify which model assumptions cause the greatest impact on pretax net interest income. Sensitivity analyses may include changing prepayment behavior of loans and securities with optionality and the impact of interest rate changes on non-maturity deposit products. Simulation analyses may include the potential impact of rate shocks other than the policy guidelines of +/- 100, 200 and 300 basis points, yield curve shape changes, significant balance mix changes and various growth scenarios. Simulations indicate that an increase in rates, particularly if the yield curve steepens, will most likely result in an improvement in pretax net interest income. We realize that some of the benefit reflected in our scenarios may be offset by a change in the competitive environment and a change in product preference by our customers.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of June 30, 2017. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2017, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

S&T BANCORP, INC. AND SUBSIDIARIES

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017.
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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheet at June 30, 2017 and Audited Consolidated Balance Sheet at December 31, 2016, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2017 and 2016, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Six Months ended June 30, 2017 and 2016, (iv) Unaudited Consolidated Statements of Cash Flows for the Six Months ended June 30, 2017 and 2016 and (v) Notes to Unaudited Consolidated Financial Statements.

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

August 2, 2017	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)