Form 10-Q
period 2017-09-30
S&T BANCORP INC
filed 2017-11-02
CIK 719220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Common Stock, $2.50 Par Value - 34,979,192 shares as of October 31, 2017

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $59,725 and $87,201 at September 30, 2017 and December 31, 2016	$114,440	$139,486
Securities available-for-sale, at fair value	697,954	693,487
Loans held for sale	47,936	3,793
Portfolio loans, net of unearned income	5,820,758	5,611,419
Allowance for loan losses	(56,712)	(52,775)
Portfolio loans, net	5,764,046	5,558,644
Bank owned life insurance	71,639	72,081
Premises and equipment, net	42,888	44,999
Federal Home Loan Bank and other restricted stock, at cost	33,120	31,817
Goodwill	291,670	291,670
Other intangible assets, net	3,956	4,910
Other assets	102,530	102,166
Total Assets	$7,170,179	$6,943,053
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,348,939	$1,263,833
Interest-bearing demand	646,195	638,300
Money market	1,036,726	936,461
Savings	940,989	1,050,131
Certificates of deposit	1,431,431	1,383,652
Deposits held for sale	38,960	—
Total Deposits	5,443,240	5,272,377
Securities sold under repurchase agreements	39,923	50,832
Short-term borrowings	685,000	660,000
Long-term borrowings	12,911	14,713
Junior subordinated debt securities	45,619	45,619
Other liabilities	55,910	57,556
Total Liabilities	6,282,603	6,101,097
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at September 30, 2017 and December 31, 2016 Outstanding— 34,979,192 shares at September 30, 2017 and 34,913,023 shares at December 31, 2016	90,326	90,326
Additional paid-in capital	215,451	213,098
Retained earnings	626,283	585,891
Accumulated other comprehensive (loss) income	(12,604)	(13,784)
Treasury stock (1,151,288 shares at September 30, 2017 and 1,217,457 shares at December 31, 2016, at cost)	(31,880)	(33,575)
Total Shareholders’ Equity	887,576	841,956
Total Liabilities and Shareholders’ Equity	$7,170,179	$6,943,053
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$62,450	$53,956	$179,908	$157,133
Investment Securities:
Taxable	2,988	2,570	8,783	7,704
Tax-exempt	896	907	2,744	2,764
Dividends	389	375	1,352	1,077
Total Interest Income	66,723	57,808	192,787	168,678
INTEREST EXPENSE
Deposits	6,748	5,119	18,103	14,403
Borrowings and junior subordinated debt securities	2,519	1,234	6,779	3,474
Total Interest Expense	9,267	6,353	24,882	17,877
NET INTEREST INCOME	57,456	51,455	167,905	150,801
Provision for loan losses	2,850	2,516	12,901	12,379
Net Interest Income After Provision for Loan Losses	54,606	48,939	155,004	138,422
NONINTEREST INCOME
Securities gains (losses), net	—	—	3,987	—
Service charges on deposit accounts	3,207	3,208	9,218	9,272
Debit and credit card	3,067	3,163	8,952	8,818
Wealth management	2,406	2,565	7,237	7,947
Insurance	1,333	1,208	4,258	4,187
Bank owned life insurance	1,209	532	2,249	1,569
Mortgage banking	872	1,077	2,280	2,185
Gain on sale of credit card portfolio	—	—	—	2,066
Other	1,457	1,695	4,631	5,669
Total Noninterest Income	13,551	13,448	42,812	41,713
NONINTEREST EXPENSE
Salaries and employee benefits	20,325	19,011	60,770	57,539
Net occupancy	2,692	2,776	8,258	8,413
Data processing	2,284	2,128	6,670	6,758
Furniture and equipment	1,890	1,932	5,746	5,580
Other taxes	1,208	1,080	3,268	3,076
FDIC insurance	1,152	1,005	3,461	2,938
Professional services and legal	870	817	2,871	2,545
Marketing	766	896	2,468	2,872
Other	5,366	4,794	16,448	17,886
Total Noninterest Expense	36,553	34,439	109,960	107,607
Income Before Taxes	31,604	27,948	87,856	72,528
Provision for income taxes	8,883	7,367	24,182	18,795
Net Income	$22,721	$20,581	$63,674	$53,733
Earnings per share—basic	$0.65	$0.59	$1.83	$1.55
Earnings per share—diluted	$0.65	$0.59	$1.82	$1.54
Dividends declared per share	$0.20	$0.19	$0.60	$0.57
Comprehensive Income	$22,975	$19,686	$64,854	$64,547
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2016	$90,326	$210,545	$544,228	$(16,457)	$(36,405)	$792,237
Net income for Nine months ended September 30, 2016	—	—	53,733	—	—	53,733
Other comprehensive income (loss), net of tax	—	—	—	10,814	—	10,814
Cash dividends declared ($0.57 per share)	—	—	(19,824)	—	—	(19,824)
Treasury stock issued for restricted awards (110,643 shares, net of 5,717 forfeitures)	—	—	(2,945)	—	2,830	(115)
Recognition of restricted stock compensation expense	—	1,862	—	—	—	1,862
Balance at September 30, 2016	$90,326	$212,407	$575,192	$(5,643)	$(33,575)	$838,707

Balance at January 1, 2017	$90,326	$213,098	$585,891	$(13,784)	$(33,575)	$841,956
Net income for Nine months ended September 30, 2017	—	—	63,674	—	—	63,674
Other comprehensive income (loss), net of tax	—	—	—	1,180	—	1,180
Cash dividends declared ($0.60 per share)	—	—	(20,899)	—	—	(20,899)
Treasury stock issued for restricted awards (90,115 shares, net of 23,946 forfeitures)	—	—	(2,383)	—	1,695	(688)
Recognition of restricted stock compensation expense	—	2,353	—	—	—	2,353
Balance at September 30, 2017	$90,326	$215,451	$626,283	$(12,604)	$(31,880)	$887,576
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$63,674	$53,733
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,901	12,379
Net (decrease) increase in Provision for unfunded loan commitments	(546)	90
Depreciation, amortization and accretion	1,597	2,858
Net amortization of discounts and premiums on securities	3,065	2,816
Stock-based compensation expense	2,353	1,862
Securities gains	(3,987)	—
Mortgage loans originated for sale	(66,535)	(75,505)
Proceeds from the sale of mortgage loans	66,604	77,009
Gain on the sale of mortgage loans, net	(1,061)	(1,154)
Gain on the sale of credit card portfolio	—	(2,066)
Pension plan curtailment gain	—	(1,017)
Net increase in interest receivable	(3,886)	(4,019)
Net increase in interest payable	448	1,117
Net decrease in other assets	8,735	702
Net increase in other liabilities	69	3,586
Net Cash Provided by Operating Activities	83,431	72,391
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(69,699)	(53,282)
Proceeds from maturities, prepayments and calls of securities available-for-sale	58,601	52,049
Proceeds from sales of securities available-for-sale	7,751	—
Net proceeds from (purchases of) Federal Home Loan Bank stock	1,304	(5,298)
Net increase in loans	(268,132)	(406,370)
Proceeds from sale of loans not originated for resale	3,581	8,433
Purchases of premises and equipment	(3,646)	(2,744)
Proceeds from the sale of premises and equipment	376	20
Proceeds from the sale of credit card portfolio	—	25,019
Net Cash Used in Investing Activities	(269,864)	(382,173)
FINANCING ACTIVITIES
Net increase in deposits	109,637	169,751
Net increase in certificates of deposit	61,048	99,612
Net decrease in securities sold under repurchase agreements	(10,909)	(21,138)
Net increase in short-term borrowings	25,000	209,000
Repayments of long-term borrowings	(1,802)	(101,740)
Treasury shares issued-net	(688)	(115)
Cash dividends paid to common shareholders	(20,899)	(19,824)
Net Cash Provided by Financing Activities	161,387	335,546
Net (decrease) increase in cash and cash equivalents	(25,046)	25,764
Cash and cash equivalents at beginning of period	139,486	99,399
Cash and Cash Equivalents at End of Period	$114,440	$125,163
Supplemental Disclosures
Loans transferred to held for sale, net	$43,151	$1,540
Deposits transferred to held for sale	$38,960	$—
Interest paid	$24,682	$16,761
Income taxes paid, net of refunds	$21,096	$17,974
Transfers of loans to other real estate owned	$2,116	$581
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
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets - Clarifying the Scope of Assets Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The main objective in this ASU is intended to provide greater detail on what types of transactions should be accounted for as partial sales of nonfinancial assets. The scope of this ASU, as originally issued in ASU No. 2014-09 (described below), is intended to reduce the complexity of current GAAP requirements by clarifying which accounting guidance applies to various types of contracts that transfer assets or ownership interest to another entity. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017 and at the same time that ASU No. 2014-09 is effective. Early adoption is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The provisions of this ASU will not materially impact our results of operations and financial position.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Business Combinations - Clarifying the Definition of a Business
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business (Topic 805). The main objective of this ASU is to help financial statement preparers evaluate whether a set of transferred assets and activities (either acquired or disposed of) is a business under Topic 805, Business Combinations by changing the definition of a business. The revised definition will result in fewer acquisitions being accounted for as business combinations than under existing guidance. The definition of a business is significant because it affects the accounting for acquisitions, the identification of reporting units, consolidation evaluations and the accounting for dispositions. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted for transactions not yet reflected in financial statements that have been issued or made available for issuance. The provisions of this ASU will have no impact on our results of operations and financial position.
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
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The main objective of this ASU is to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance (BOLI) policies, distributions received from equity method investments, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The provisions of this ASU will not materially impact our results of operations and financial position.
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
ASU 2014-09, including transition requirements for all amendments, is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Our revenue is comprised of net interest income, which is excluded from the scope of ASU 2014-09, and noninterest income. We are substantially complete with our overall assessment of revenue streams and reviewing of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, merchant income and annuity and insurance commissions. Our assessment suggests that adoption of this ASU should not materially change the method in which we currently recognize revenue for these revenue streams. We are also substantially complete with our evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue. In addition, we are evaluating the ASU’s expanded disclosure requirements. We plan to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be material.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Accounting for Financial Instruments - Overall: Classification and Measurement
In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement (Subtopic 825-10). The amendments in this ASU address the following: 1. require equity investments to be measured at fair value with changes in fair value recognized in net income; 2. simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3. eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4. require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5. require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6. require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and 7. clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017. The provisions of this ASU will not materially impact our results of operations and financial position.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares and per share data)	2017	2016	2017	2016
Numerator for Earnings per Share—Basic:
Net income	$22,721	$20,581	$63,674	$53,733
Less: Income allocated to participating shares	73	68	214	167
Net Income Allocated to Shareholders	$22,648	$20,513	$63,460	$53,566

Numerator for Earnings per Share—Diluted:
Net income	$22,721	$20,581	$63,674	$53,733
Net Income Available to Shareholders	$22,721	$20,581	$63,674	$53,733

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	34,751,266	34,687,487	34,722,370	34,674,453
Add: Potentially dilutive shares	208,873	81,018	208,139	72,724
Denominator for Treasury Stock Method—Diluted	34,960,139	34,768,505	34,930,509	34,747,177

Weighted Average Shares Outstanding—Basic	34,751,266	34,687,487	34,722,370	34,674,453
Add: Average participating shares outstanding	111,821	114,746	116,969	108,414
Denominator for Two-Class Method—Diluted	34,863,087	34,802,233	34,839,339	34,782,867

Earnings per share—basic	$0.65	$0.59	$1.83	$1.55
Earnings per share—diluted	$0.65	$0.59	$1.82	$1.54
Warrants considered anti-dilutive excluded from potentially dilutive shares - exercise price $31.53 per share, expires January 2019	443,575	517,012	452,188	517,012
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	92,577	146,695	95,707	134,983

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

Derivative Financial Instruments
We use derivative instruments, including interest rate swaps for commercial loans with our customers, interest rate lock commitments and the sale of mortgage loans in the secondary market. We calculate the fair value for derivatives using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, such as interest rate curves and implied volatilities. Accordingly, derivatives are classified as Level 2. We incorporate credit valuation adjustments into the valuation models to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in calculating fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements and collateral postings.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at September 30, 2017 and December 31, 2016. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	September 30, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$24,894	$—	$24,894
Obligations of U.S. government corporations and agencies	—	196,008	—	196,008
Collateralized mortgage obligations of U.S. government corporations and agencies	—	114,895	—	114,895
Residential mortgage-backed securities of U.S. government corporations and agencies	—	35,197	—	35,197
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	192,604	—	192,604
Obligations of states and political subdivisions	—	129,304	—	129,304
Marketable equity securities	—	5,052	—	5,052
Total securities available-for-sale	—	697,954	—	697,954
Trading securities held in a Rabbi Trust	5,039	—	—	5,039
Total securities	5,039	697,954	—	702,993
Derivative financial assets:
Interest rate swap contracts - commercial loans	—	4,814	—	4,814
Interest rate lock commitments - mortgage loans	—	452	—	452
Total Assets	$5,039	$703,220	$—	$708,259
LIABILITIES
Derivative financial liabilities:
Interest rate swap contracts - commercial loans	$—	$4,786	$—	$4,786
Forward sale contracts - mortgage loans	—	16	—	16
Total Liabilities	$—	$4,802	$—	$4,802

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
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either September 30, 2017 or December 31, 2016. The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	September 30, 2017				December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Loans held for sale	$—	$—	$—	$—	$—	$—	$1,802	$1,802
Impaired loans	—	—	11,407	11,407	—	—	10,329	10,329
Other real estate owned	—	—	718	718	—	—	396	396
Mortgage servicing rights	—	—	481	481	—	—	538	538
Total Assets	$—	$—	$12,606	$12,606	$—	$—	$13,065	$13,065
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at September 30, 2017 and December 31, 2016 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at September 30, 2017
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$114,440	$114,400	$114,400	$—	$—
Securities available-for-sale	697,954	697,954	—	697,954	—
Loans held for sale	47,936	48,045	—	—	48,045
Portfolio loans, net of unearned income	5,820,758	5,758,326	—	—	5,758,326
Bank owned life insurance	71,639	71,639	—	71,639	—
FHLB and other restricted stock	33,120	33,120	—	—	33,120
Trading securities held in a Rabbi Trust	5,039	5,039	5,039	—	—
Mortgage servicing rights	3,992	4,286	—	—	4,286
Interest rate swap contracts - commercial loans	4,814	4,814	—	4,814	—
Interest rate lock commitments - mortgage loans	452	452	—	452	—
LIABILITIES
Deposits	$5,443,240	$5,448,025	$—	$—	$5,448,025
Securities sold under repurchase agreements	39,923	39,923	—	—	39,923
Short-term borrowings	685,000	685,000	—	—	685,000
Long-term borrowings	12,911	13,318	—	—	13,318
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swap contracts - commercial loans	4,786	4,786	—	4,786	—
Forward sale contracts - mortgage loans	16	16	—	16	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2016
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$139,486	$139,486	$139,486	$—	$—
Securities available-for-sale	693,487	693,487	—	693,487	—
Loans held for sale	3,793	3,815	—	—	3,815
Portfolio loans, net of unearned income	5,611,419	5,551,266	—	—	5,551,266
Bank owned life insurance	72,081	72,081	—	72,081	—
FHLB and other restricted stock	31,817	31,817	—	—	31,817
Trading securities held in a Rabbi Trust	4,410	4,410	4,410	—	—
Mortgage servicing rights	3,744	4,098	—	—	4,098
Interest rate swap contracts - commercial loans	6,960	6,960	—	6,960	—
Interest rate lock commitments - mortgage loans	236	236	—	236	—
LIABILITIES
Deposits	$5,272,377	$5,276,499	$—	$—	$5,276,499
Securities sold under repurchase agreements	50,832	50,832	—	—	50,832
Short-term borrowings	660,000	660,000	—	—	660,000
Long-term borrowings	14,713	15,267	—	—	15,267
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swap contracts - commercial loans	6,958	6,958	—	6,958	—
Forward sale contracts - mortgage loans	27	27	—	27	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 4. SECURITIES AVAILABLE-FOR-SALE

The following table presents the amortized cost and fair value of available-for-sale securities as of the dates presented:

	September 30, 2017				December 31, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$24,930	$2	$(38)	$24,894	$24,891	$47	$(127)	$24,811
Obligations of U.S. government corporations and agencies	195,194	1,171	(357)	196,008	230,989	1,573	(383)	232,179
Collateralized mortgage obligations of U.S. government corporations and agencies	115,027	476	(608)	114,895	130,046	465	(734)	129,777
Residential mortgage-backed securities of U.S. government corporations and agencies	34,452	896	(151)	35,197	36,606	984	(232)	37,358
Commercial mortgage-backed securities of U.S. government corporations and agencies	193,382	511	(1,289)	192,604	127,311	243	(1,950)	125,604
Obligations of states and political subdivisions	123,672	5,632	—	129,304	128,783	3,772	(46)	132,509
Debt Securities	686,657	8,688	(2,443)	692,902	678,626	7,084	(3,472)	682,238
Marketable equity securities	3,815	1,237	—	5,052	7,579	3,670	—	11,249
Total	$690,472	$9,925	$(2,443)	$697,954	$686,205	$10,754	$(3,472)	$693,487

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

The following tables present the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	September 30, 2017
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	2	$14,903	$(38)	—	$—	$—	2	$14,903	$(38)
Obligations of U.S. government corporations and agencies	8	72,102	(357)	—	—	—	8	72,102	(357)
Collateralized mortgage obligations of U.S. government corporations and agencies	8	62,408	(608)	—	—	—	8	62,408	(608)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	9,071	(151)	—	—	—	2	9,071	(151)
Commercial mortgage-backed securities of U.S. government corporations and agencies	10	100,322	(1,057)	1	7,586	(232)	11	107,908	(1,289)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Debt Securities	30	258,806	(2,211)	1	7,586	(232)	31	266,392	(2,443)
Marketable equity securities	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Securities	30	$258,806	$(2,211)	1	$7,586	$(232)	31	$266,392	$(2,443)

	December 31, 2016
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	1	$9,811	$(127)	—	$—	$—	1	$9,811	$(127)
Obligations of U.S. government corporations and agencies	7	62,483	(383)	—	—	—	7	62,483	(383)
Collateralized mortgage obligations of U.S. government corporations and agencies	10	83,031	(734)	—	—	—	10	83,031	(734)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	10,022	(232)	—	—	—	2	10,022	(232)
Commercial mortgage-backed securities of U.S. government corporations and agencies	10	96,576	(1,950)	—	—	—	10	96,576	(1,950)
Obligations of states and political subdivisions	1	5,577	(46)	—	—	—	1	5,577	(46)
Debt Securities	31	267,500	(3,472)	—	—	—	31	267,500	(3,472)
Marketable equity securities	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Securities	31	$267,500	$(3,472)	—	$—	$—	31	$267,500	$(3,472)
We do not believe any individual unrealized loss as of September 30, 2017 represents an other than temporary impairment, or OTTI. At September 30, 2017 and December 31, 2016 there were 31 debt securities in an unrealized loss position. There were no marketable equity securities at September 30, 2017 and December 31, 2016 with unrealized losses. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. We do not intend to sell and it is not more likely than not that we will be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES AVAILABLE-FOR-SALE – continued

The following table displays net unrealized gains and losses, net of tax, on securities available for sale included in accumulated other comprehensive (loss)/income, for the periods presented:

	September 30, 2017			December 31, 2016
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Total unrealized gains/(losses) on securities available-for-sale	$9,925	$(2,443)	$7,482	$10,754	$(3,472)	$7,282
Income tax expense/(benefit)	(3,485)	858	(2,627)	(3,776)	1,219	(2,557)
Net unrealized gains/(losses), net of tax included in accumulated other comprehensive income/(loss)	$6,440	$(1,585)	$4,855	$6,978	$(2,253)	$4,725
The amortized cost and fair value of securities available-for-sale at September 30, 2017 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$63,576	$63,646
Due after one year through five years	177,864	180,087
Due after five years through ten years	56,875	58,890
Due after ten years	45,481	47,583
	343,796	350,206
Collateralized mortgage obligations of U.S. government corporations and agencies	115,027	114,895
Residential mortgage-backed securities of U.S. government corporations and agencies	34,452	35,197
Commercial mortgage-backed securities of U.S. government corporations and agencies	193,382	192,604
Debt Securities	686,657	692,902
Marketable equity securities	3,815	5,052
Total	$690,472	$697,954
At September 30, 2017 and December 31, 2016, securities with carrying values of $274 million and $342 million were pledged for various regulatory and legal requirements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $3.6 million and $5.2 million at September 30, 2017 and December 31, 2016 and net of a discount related to purchase accounting fair value adjustments of $4.6 million and $7.1 million at September 30, 2017 and December 31, 2016. The following table indicates the composition of loans as of the dates presented:

(dollars in thousands)	September 30, 2017	December 31, 2016
Commercial
Commercial real estate	$2,681,693	$2,498,476
Commercial and industrial	1,446,811	1,401,035
Commercial construction	432,887	455,884
Total Commercial Loans	4,561,391	4,355,395
Consumer
Residential mortgage	697,367	701,982
Home equity	487,806	482,284
Installment and other consumer	69,644	65,852
Consumer construction	4,550	5,906
Total Consumer Loans	1,259,367	1,256,024
Total Portfolio Loans	5,820,758	5,611,419
Loans held for sale	47,936	3,793
Total Loans	$5,868,694	$5,615,212
As of September 30, 2017, our acquired loans from the 2015 Integrity Bancshares, Inc. merger, or the Merger, were $415 million which included $219 million of Commercial Real Estate, or CRE, $103 million of Commercial & Industrial, or C&I, $15 million of commercial construction, $60 million of residential mortgage and $18 million of home equity, installment and other consumer construction. As of December 31, 2016 acquired loans were $543 million which included $273 million of CRE, $141 million of C&I, $33.0 million of commercial construction, $74.0 million of residential mortgage and $22.0 million of home equity, installment and other consumer construction.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we monitor this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 78 percent of total portfolio loans at September 30, 2017 and December 31, 2016. Within our commercial portfolio, the CRE and commercial construction portfolios comprised $3.1 billion or 68 percent of total commercial loans and 54 percent of total portfolio loans at September 30, 2017 and comprised of $3.0 billion or 68 percent of total commercial loans and 53 percent of total portfolio loans at December 31, 2016. Further segmentation of the CRE and Commercial Construction portfolios by collateral type reveals no concentration in excess of 14 percent of total CRE and Commercial Construction loans at September 30, 2017 and December 31, 2016.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area, resulting in a regional geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data as well as information supplied by our customers. Our CRE and Commercial Construction portfolios have out-of-market exposure of 5.1 percent of the total CRE and Commercial Construction portfolios and 2.7 percent of total loans at September 30, 2017. This compares to 5.2 percent of the total CRE and Commercial Construction portfolios and 2.7 percent of total loans at December 31, 2016.
The increase in loans held for sale of $44.1 million related to $43.4 million of loans that were held for sale due to a branch sale that is expected to close in the fourth quarter of 2017.
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
The following table summarizes restructured loans as of the dates presented:

	September 30, 2017			December 31, 2016
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$2,618	$1,083	$3,701	$2,994	$646	$3,640
Commercial and industrial	4,063	3,580	7,643	1,387	4,493	5,880
Commercial construction	2,914	421	3,335	2,966	430	3,396
Residential mortgage	2,096	4,095	6,191	2,375	5,068	7,443
Home equity	3,871	1,013	4,884	3,683	954	4,637
Installment and other consumer	43	11	54	18	7	25
Total	$15,605	$10,203	$25,808	$13,423	$11,598	$25,021
There were no TDRs that returned to accruing status during the three months ended September 30, 2017 and one TDR, totaling $2.0 million, that returned to accruing status during the nine months ended September 30, 2017. There were no TDRs returned to accruing status during the three and nine months ended September 30, 2016.
The following tables present details related to loans identified as TDRs during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017				Three months ended September 30, 2016
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Interest rate reduction	—	—	—	—	1	248	250	2
Maturity date extension	1	400	400	—	—	—	—	—
Commercial and industrial
Maturity date extension	1	274	816	542	2	4,105	4,162	57
Residential mortgage
Chapter 7 bankruptcy(2)	1	148	—	(148)	3	153	152	(1)
Maturity date extension and interest rate reduction	—	—	—	—	1	280	280	—
Home equity
Chapter 7 bankruptcy(2)	4	72	70	(2)	7	163	161	(2)
Installment and other consumer
Chapter 7 bankruptcy(2)	8	200	185	(15)	—	—	—	—
Total by Concession Type
Chapter 7 bankruptcy(2)	13	420	255	(165)	10	316	313	(3)
Interest rate reduction	—	—	—	—	1	248	250	2
Maturity date extension and interest rate reduction	—	—	—	—	1	280	280	—
Maturity date extension	2	674	1,216	542	2	4,105	4,162	57
Total	15	$1,094	$1,471	$377	14	$4,949	$5,005	$56
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Principal deferral	1	$100	$100	$—	1	$4,721	$2,270	$(2,451)
Chapter 7 bankruptcy(2)	—	—	—	—	1	709	681	(28)
Interest rate reduction	—	—	—	—	1	250	248	(2)
Maturity date extension	1	400	400	—	—	—	—	—
Commercial and industrial
Principal deferral	1	429	429	—	5	985	985	—
Maturity Date extension and interest rate reduction	2	1,799	1,799	—	—	—	—	—
Maturity date extension	1	274	816	542	5	4,860	4,891	31
Commercial Construction
Maturity date extension	—	—	—	—	5	1,357	1,302	(55)
Residential mortgage
Principal deferral	—	—	—	—	1	3,273	3,273	—
Chapter 7 bankruptcy(2)	2	181	32	(149)	7	439	433	(6)
Maturity date extension	—	—	—	—	1	483	483	—
Maturity date extension and interest rate reduction	—	—	—	—	1	280	280	—
Home equity
Principal deferral	—	—	—	—	1	47	46	(1)
Chapter 7 bankruptcy(2)	13	380	375	(5)	16	481	470	(11)
Maturity date extension and interest rate reduction	1	173	120	(53)	1	130	128	(2)
Maturity date extension	1	231	231	—	4	274	272	(2)
Installment and other consumer
Chapter 7 bankruptcy(2)	10	237	220	(17)	2	16	13	(3)
Total by Concession Type
Principal deferral	2	529	529	—	8	9,026	6,574	(2,452)
Chapter 7 bankruptcy(2)	25	798	627	(171)	26	1,645	1,597	(48)
Interest rate reduction	—	—	—	—	1	250	248	(2)
Maturity date extension and interest rate reduction	3	1,972	1,919	(53)	2	410	408	(2)
Maturity date extension	3	905	1,447	542	15	6,974	6,948	(26)
Total	33	$4,204	$4,522	$318	52	$18,305	$15,775	$(2,530)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

For the three months ended September 30, 2017, we modified one CRE loan totaling $1.0 million that was not considered to be a TDR. For the nine months ended September 30, 2017, we modified 13 loans totaling $11.8 million of which nine were C&I loans totaling $10.3 million and four CRE loans totaling $1.5 million that were not considered to be TDRs. The 2017 modifications primarily represented insignificant delays in the timing of payments, concessions where we were adequately compensated through principal pay downs, fees or additional collateral or we concluded that no concession was granted. These modifications compare to 12 C&I loans totaling $16.9 million and one CRE loan totaling $1.9 million for the three months ended September 30, 2016 and 15 C&I loans totaling $25.6 million and two CRE loans totaling $2.5 million for the nine months ended September 30, 2016 that were not considered to be TDRs. The 2016 modifications were administrative

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

extensions of maturity dates that were determined not to be a concession. As of September 30, 2017, we had no commitments to lend additional funds on TDRs.
Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were no TDRs that defaulted during the three and nine months ended September 30, 2017 and September 30, 2016.
The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	September 30, 2017	December 31, 2016
Nonperforming Assets
Nonaccrual loans	$19,290	$31,037
Nonaccrual TDRs	10,203	11,598
Total nonaccrual loans	29,493	42,635
OREO	1,033	679
Total Nonperforming Assets	$30,526	$43,314

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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	September 30, 2017
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$2,674,171	$530	$421	$6,571	$7,522	$2,681,693
Commercial and industrial	1,438,224	499	739	7,349	8,587	1,446,811
Commercial construction	428,744	75	—	4,068	4,143	432,887
Residential mortgage	684,848	3,872	865	7,782	12,519	697,367
Home equity	482,000	1,616	515	3,675	5,806	487,806
Installment and other consumer	69,316	228	52	48	328	69,644
Consumer construction	4,550	—	—	—	—	4,550
Loans held for sale	47,936	—	—	—	—	47,936
Total	$5,829,789	$6,820	$2,592	$29,493	$38,905	$5,868,694

	December 31, 2016
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual	Total Past Due	Total Loans
Commercial real estate	$2,479,513	$2,032	$759	$16,172	$18,963	$2,498,476
Commercial and industrial	1,391,475	1,061	428	8,071	9,560	1,401,035
Commercial construction	450,410	547	—	4,927	5,474	455,884
Residential mortgage	689,635	1,312	1,117	9,918	12,347	701,982
Home equity	476,866	1,470	509	3,439	5,418	482,284
Installment and other consumer	65,525	176	43	108	327	65,852
Consumer construction	5,906	—	—	—	—	5,906
Loans held for sale	3,793	—	—	—	—	3,793
Total	$5,563,123	$6,598	$2,856	$42,635	$52,089	$5,615,212
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	September 30, 2017
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,587,393	96.5%	$1,354,269	93.6%	$411,379	95.0%	$4,353,041	95.4%
Special mention	55,218	2.1%	53,853	3.7%	11,503	2.7%	120,574	2.6%
Substandard	39,082	1.4%	38,689	2.7%	10,005	2.3%	87,776	2.0%
Total	$2,681,693	100.0%	$1,446,811	100.0%	$432,887	100.0%	$4,561,391	100.0%

	December 31, 2016
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,423,742	97.0%	$1,315,507	93.9%	$430,472	94.4%	$4,169,721	95.7%
Special mention	33,098	1.3%	40,409	2.9%	14,691	3.2%	88,198	2.0%
Substandard	41,636	1.7%	45,119	3.2%	10,721	2.4%	97,476	2.3%
Total	$2,498,476	100.0%	$1,401,035	100.0%	$455,884	100.0%	$4,355,395	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	September 30, 2017
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$689,585	98.9%	$484,131	99.2%	$69,596	99.9%	$4,550	100.0%	$1,247,862	99.1%
Nonperforming	7,782	1.1%	3,675	0.8%	48	0.1%	—	—%	11,505	0.9%
Total	$697,367	100.0%	$487,806	100.0%	$69,644	100.0%	$4,550	100.0%	$1,259,367	100.0%

	December 31, 2016
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$692,064	98.6%	$478,845	99.3%	$65,744	99.8%	$5,906	100.0%	$1,242,559	98.9%
Nonperforming	9,918	1.4%	3,439	0.7%	108	0.2%	—	—%	13,465	1.1%
Total	$701,982	100.0%	$482,284	100.0%	$65,852	100.0%	$5,906	100.0%	$1,256,024	100.0%
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following table summarizes investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	September 30, 2017			December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial and industrial	2,468	2,501	260	964	2,433	771
Commercial construction	—	—	—	—	—	—
Consumer real estate	22	22	22	26	26	26
Other consumer	30	30	30	1	1	1
Total with a Related Allowance Recorded	2,520	2,553	312	991	2,460	798
Without a related allowance recorded:
Commercial real estate	6,341	6,985	—	16,352	17,654	—
Commercial and industrial	6,075	8,245	—	5,902	7,699	—
Commercial construction	5,974	8,629	—	6,613	10,306	—
Consumer real estate	11,054	11,979	—	12,053	12,849	—
Other consumer	24	30	—	24	31	—
Total without a Related Allowance Recorded	29,468	35,868	—	40,944	48,539	—
Total:
Commercial real estate	6,341	6,985	—	16,352	17,654	—
Commercial and industrial	8,543	10,746	260	6,866	10,132	771
Commercial construction	5,974	8,629	—	6,613	10,306	—
Consumer real estate	11,076	12,001	22	12,079	12,875	26
Other consumer	54	60	30	25	32	1
Total	$31,988	$38,421	$312	$41,935	$50,999	$798
As of September 30, 2017, we had $32.0 million of impaired loans, which included $6.5 million of acquired loans from the Merger that experienced credit deterioration since the acquisition date. This compares to $41.9 million of impaired loans at December 31, 2016, which included $18.4 million of acquired loans from the Merger.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following table summarizes average recorded investment in and interest income recognized on loans considered to be impaired for the periods presented:

	For the Three Months Ended
	September 30, 2017		September 30, 2016
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	2,406	37	2,437	37
Commercial construction	—	—	—	—
Consumer real estate	23	1	28	—
Other consumer	32	2	2	—
Total with a Related Allowance Recorded	2,461	40	2,467	37
Without a related allowance recorded:
Commercial real estate	6,415	105	7,582	38
Commercial and industrial	9,074	130	7,326	52
Commercial construction	7,140	154	8,039	49
Consumer real estate	11,149	250	11,686	159
Other consumer	28	—	32	—
Total without a Related Allowance Recorded	33,806	639	34,665	298
Total:
Commercial real estate	6,415	105	7,582	38
Commercial and industrial	11,480	167	9,763	89
Commercial construction	7,140	154	8,039	49
Consumer real estate	11,172	251	11,714	159
Other consumer	60	2	34	—
Total	$36,267	$679	$37,132	$335

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

	Nine Months Ended
	September 30, 2017		September 30, 2016
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	1,218	44	2,492	100
Commercial construction	—	—	—	—
Consumer real estate	24	1	29	2
Other consumer	35	1	2	—
Total with a Related Allowance Recorded	1,277	46	2,523	102
Without a related allowance recorded:
Commercial real estate	6,577	140	7,551	106
Commercial and industrial	11,001	164	7,447	156
Commercial construction	7,222	194	8,498	143
Consumer real estate	11,488	382	11,831	400
Other consumer	33	1	38	1
Total without a Related Allowance Recorded	36,321	881	35,365	806
Total:
Commercial real estate	6,577	140	7,551	106
Commercial and industrial	12,219	208	9,939	256
Commercial construction	7,222	194	8,498	143
Consumer real estate	11,512	383	11,860	402
Other consumer	68	2	40	1
Total	$37,598	$927	$37,888	$908

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended September 30, 2017
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$24,358	$9,256	$13,944	$5,803	$1,990	$55,351
Charge-offs	(37)	(644)	(1,453)	(101)	(425)	(2,660)
Recoveries	182	243	473	91	182	1,171
Net (Charge-offs)/ Recoveries	145	(401)	(980)	(10)	(243)	(1,489)
Provision for loan losses	472	859	1,951	(262)	(170)	2,850
Balance at End of Period	$24,975	$9,714	$14,915	$5,531	$1,577	$56,712

	Three Months Ended September 30, 2016
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$15,978	$14,771	$11,701	$8,418	$1,345	$52,213
Charge-offs	(93)	(414)	(163)	(369)	(461)	(1,500)
Recoveries	264	169	17	44	70	564
Net (Charge-offs)/ Recoveries	171	(245)	(146)	(325)	(391)	(936)
Provision for loan losses	4,244	(2,232)	1,356	(1,760)	908	2,516
Balance at End of Period	$20,393	$12,294	$12,911	$6,333	$1,862	$53,793

	Nine Months Ended September 30, 2017
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$19,976	$10,810	$13,999	$6,095	$1,895	$52,775
Charge-offs	(2,100)	(4,041)	(2,097)	(1,957)	(1,228)	(11,423)
Recoveries	415	499	842	270	433	2,459
Net (Charge-offs)/Recoveries	(1,685)	(3,542)	(1,255)	(1,687)	(795)	(8,964)
Provision for loan losses	6,684	2,446	2,171	1,123	477	12,901
Balance at End of Period	$24,975	$9,714	$14,915	$5,531	$1,577	$56,712

	Nine Months Ended September 30, 2016
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$15,043	$10,853	$12,625	$8,400	$1,226	$48,147
Charge-offs	(1,808)	(3,244)	(1,108)	(891)	(1,572)	(8,623)
Recoveries	662	589	20	342	277	1,890
Net (Charge-offs)/Recoveries	(1,146)	(2,655)	(1,088)	(549)	(1,295)	(6,733)
Provision for loan losses	6,496	4,096	1,374	(1,518)	1,931	12,379
Balance at End of Period	$20,393	$12,294	$12,911	$6,333	$1,862	$53,793

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the ALL and recorded investments in loans by category as of the periods presented:

	September 30, 2017
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$24,975	$24,975	$6,341	$2,675,352	$2,681,693
Commercial and industrial	260	9,454	9,714	8,543	1,438,268	1,446,811
Commercial construction	—	14,915	14,915	5,974	426,913	432,887
Consumer real estate	22	5,509	5,531	11,076	1,178,647	1,189,723
Other consumer	30	1,547	1,577	54	69,590	69,644
Total	$312	$56,400	$56,712	$31,988	$5,788,770	$5,820,758

	December 31, 2016
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$19,976	$19,976	$16,352	$2,482,124	$2,498,476
Commercial and industrial	771	10,039	10,810	6,866	1,394,169	1,401,035
Commercial construction	—	13,999	13,999	6,613	449,271	455,884
Consumer real estate	26	6,069	6,095	12,079	1,178,093	1,190,172
Other consumer	1	1,894	1,895	25	65,827	65,852
Total	$798	$51,977	$52,775	$41,935	$5,569,484	$5,611,419

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
The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts- Commercial Loans
Fair value	$4,814	$6,960	$4,786	$6,958
Notional amount	209,572	232,396	209,572	232,396
Collateral posted	—	—	3,046	14,340
Interest Rate Lock Commitments- Mortgage Loans
Fair value	452	236	—	—
Notional amount	13,939	8,490	—	—
Forward Sale Contracts- Mortgage Loans
Fair value	—	—	16	27
Notional amount	$—	$—	$14,564	$8,216

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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$6,124	$8,590	$6,096	$8,588
Gross amounts offset	(1,310)	(1,630)	(1,310)	(1,630)
Net amounts presented in the Consolidated Balance Sheets	4,814	6,960	4,786	6,958
Gross amounts not offset(1)	—	—	(3,505)	(14,340)
Net Amount	$4,814	$6,960	$1,281	$(7,382)
(1) Amounts represent posted collateral.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$9	$(87)	$25	$34
Interest rate lock commitments—mortgage loans	(4)	97	216	478
Forward sale contracts—mortgage loans	(30)	106	10	(93)
Total Derivatives (Loss)/Gain	$(25)	$116	$251	$419

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. BORROWINGS

Short-term borrowings are for terms under or equal to one year and are comprised of securities sold under repurchase agreements, or REPOs, and Federal Home Loan Bank, or FHLB, advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and therefore, the REPOs are accounted for as a secured borrowing. Mortgage-backed securities with a total carrying value of $46.7 million at September 30, 2017 and $53.2 million at December 31, 2016 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances, a capital lease and junior subordinated debt securities. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. We had total long-term borrowings outstanding of $9.7 million at a fixed rate and $3.1 million at a variable rate at September 30, 2017, excluding our capital lease of $0.1 million.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Securities sold under repurchase agreements	$39,923	0.16%	$50,832	0.01%
Short-term borrowings	685,000	1.31%	660,000	0.76%
Total short-term borrowings	724,923	1.25%	710,832	0.70%
Long-term borrowings
Other long-term borrowings	12,911	2.97%	14,713	2.91%
Junior subordinated debt securities	45,619	3.74%	45,619	3.42%
Total long-term borrowings	58,530	3.57%	60,332	3.30%
Total Borrowings	$783,453	1.42%	$771,164	0.90%
We had total borrowings at September 30, 2017 and December 31, 2016 at the FHLB of Pittsburgh of $698 million and $675 million. The $698 million at September 30, 2017 consisted of $685 million in short-term borrowings and $12.9 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $2.5 billion at September 30, 2017. We utilized $902 million of our borrowing capacity at September 30, 2017 consisting of $698 million for borrowings and $204 million for letters of credit to collateralize public funds. Our remaining borrowing availability at September 30, 2017 is $1.6 billion.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $2.1 million at September 30, 2017 and $2.6 million at December 31, 2016. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The allowance for unfunded commitments is determined using a similar methodology as our ALL methodology. The reserve is calculated by applying historical loss rates and qualitative adjustments to our unfunded commitments.
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	September 30, 2017	December 31, 2016
Commitments to extend credit	$1,421,906	$1,509,696
Standby letters of credit	85,389	84,534
Total	$1,507,295	$1,594,230
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that no outcome of any such proceedings or claims pending will have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 10. OTHER COMPREHENSIVE INCOME

The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended September 30, 2017			Three months ended September 30, 2016
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on securities available-for-sale	$(148)	$52	$(96)	$(1,921)	$672	$(1,249)
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	—	—	—	—	—	—
Adjustment to funded status of employee benefit plans	539	(189)	350	544	(190)	354
Other Comprehensive Income/(Loss)	$391	$(137)	$254	$(1,377)	$482	$(895)
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

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on securities available-for-sale	$4,186	$(1,470)	$2,716	$11,748	$(4,112)	$7,636
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (1)	(3,987)	1,400	(2,587)	—	—	—
Adjustment to funded status of employee benefit plans	1,617	(566)	1,051	4,889	(1,711)	3,178
Other Comprehensive Income	$1,816	$(636)	$1,180	$16,637	$(5,823)	$10,814
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
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$—	$(6)	$—	$469
Interest cost on projected benefit obligation	1,025	1,099	3,075	3,200
Expected return on plan assets	(1,582)	(1,444)	(4,746)	(4,337)
Amortization of prior service credit	475	29	1,424	(41)
Recognized net actuarial loss	—	638	—	1,708
Net Periodic Pension Expense	$(82)	$316	$(247)	$999
NOTE 12. QUALIFIED AFFORDABLE HOUSING PROJECTS
We invest in affordable housing projects primarily to help satisfy our Community Reinvestment Act requirements. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. Our total investment in qualified affordable housing projects was $10.0 million at September 30, 2017 and $11.7 million at December 31, 2016. We had no open commitments to fund current or future investments in qualified affordable housing projects at September 30, 2017 or December 31, 2016. Amortization expense, included in other noninterest expense in the Consolidated Statements of Comprehensive Income, was $0.8 million for the three months ended September 30, 2017 and 2016 and $2.3 million and $2.5 million for the nine months ended September 30, 2017 and 2016. The amortization expense was offset by tax credits of $0.9 million and $2.6 million for the three and nine months ended September 30, 2017 and $0.9 million and $2.7 million for the three and nine months ended September 30, 2016 as a reduction to our federal tax provision.
NOTE 13. SALE OF RETAIL BRANCH OFFICE
On July 27, 2017, we entered into a definitive agreement to sell our State College retail branch office to First Citizens Community Bank, a wholly owned subsidiary of Citizens Financial Services, Inc. The retail branch office will remain open for business throughout the transition and will continue to offer all products and services to customers. The all-cash transaction is expected to close in the fourth quarter of 2017, subject to regulatory approvals and other customary closing conditions. At September 30, 2017, $43.4 million of loans and $39.0 million of deposits were held for sale related to this transaction.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three and nine month periods ended September 30, 2017 and 2016. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
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
Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2017 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2016 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview
We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $7.2 billion at September 30, 2017.  We operate bank branches in Pennsylvania and Ohio and loan production offices in Pennsylvania, Ohio and New York. We provide a full range of financial services with retail and commercial banking products, cash management services, insurance and trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”

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
Earnings Summary
Net income increased $2.1 million, or 10.4 percent, for the three months ended September 30, 2017 and increased $9.9 million, or 18.5 percent, for the nine months ended September 30, 2017 compared to the same periods in 2016. Net income for the three and nine months ended September 30, 2017 was $22.7 million and $63.7 million, or $0.65 and $1.82 diluted earnings per share, as compared to net income of $20.6 million and $53.7 million, or $0.59 and $1.54 diluted earnings per share, for the same periods in 2016. The increases in net income for the three and nine months ended September 30, 2017 were primarily driven by increases in net interest income of $6.0 million and $17.1 million. The increases for the three and nine month periods were partially offset by increases of $2.1 million and $2.4 million of noninterest expenses and increases of $1.5 million and $5.4 million in income taxes.
Net interest income increased $6.0 million and $17.1 million, or 11.7 percent and 11.3 percent, for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increases were primarily due to average interest-earning asset increases of $438 million and $524 million, or 7.2 percent and 8.7 percent, for the three and nine month periods ended September 30, 2017 compared to the same periods in 2016. The increases in average interest-earning assets were due to our successful efforts in growing our loan portfolio. The increases in short-term interest rates positively impacted both net interest income and net interest margin. The increase in net interest income was partially offset by increases in average interest-bearing liabilities of $297 million and $409 million, or 6.6 percent and 9.3 percent, for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increases in average interest-bearing liabilities were mainly due to deposit growth and an increase in short-term borrowings.
The provision for loan losses was $2.9 million and $12.9 million for the three and nine months ended September 30, 2017 compared to $2.5 million and $12.4 million for the same periods in 2016. Net charge-offs were $1.5 million and $9.0 million for the three and nine months ended September 30, 2017 compared to $0.9 million and $6.7 million in the same periods in the prior year. Annualized net loan charge-offs to average loans were 0.10 percent and 0.21 percent for the three and nine months ended September 30, 2017 compared to 0.07 percent and 0.17 percent for the same periods in 2016. Specific reserves on impaired loans decreased $1.9 million to $0.3 million at September 30, 2017 compared to $2.2 million at September 30, 2016.
Noninterest income increased $0.1 million to $13.6 million for the three months ended September 30, 2017 and increased $1.1 million to $42.8 million for the nine months ended September 30, 2017 compared to $13.4 million and $41.7 million for the same periods in 2016. The increase of $0.1 million in noninterest income for the three months ended September 30, 2017 compared to the same period in 2016 primarily related to a bank owned life insurance, or BOLI, claim, partially offset by lower interest rate swap fees from our commercial customers included in other income and lower mortgage banking income. The increase in noninterest income for the nine month period was primarily due to security gains of $4.0 million and a $0.7 million BOLI claim noted above, partially offset by a decrease due to a $2.1 million gain on the sale of our credit card portfolio recognized in 2016 and a $1.0 million decrease of other noninterest income. The decrease in other noninterest income primarily related to a curtailment gain of $1.0 million resulting from the amendment to freeze benefit accruals for all participants in our defined benefit plans effective March 31, 2016.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest expense increased $2.1 million to $36.6 million and $2.4 million to $110 million for the three and nine months ended September 30, 2017 compared to $34.5 million and $108 million for the same periods in 2016. The increases in noninterest expense were primarily due to increases of $1.3 million and $3.2 million in salaries and employee benefits expense due to annual merit increases, higher incentive costs and medical claims in 2017, offset by lower pension expense. Other noninterest expense increased $0.6 million for the three months ended September 30, 2017 due to higher loan related expenses in 2017. Other noninterest expense decreased $1.4 million for the nine months ended September 30, 2017 due to various lower operating expenses. FDIC insurance expense increased in both the three and nine months ended September 30, 2017 due to growth.
The provision for income taxes increased $1.5 million and $5.4 million for the three and nine months ended September 30, 2017 compared to the same periods in 2016, primarily due to $3.7 million and $15.3 million increases in pretax income. The effective tax rate for the three and nine months ended September 30, 2017 was 28.1 percent and 27.5 percent compared to 26.4 percent and 25.9 percent for the same periods in 2016.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles, or GAAP, in the United States, management uses, and this quarterly report references, net interest income on a fully taxable equivalent, or FTE, basis, which is a non-GAAP financial measure. Management believes this measure provides information useful to investors in understanding our underlying business, operational performance and performance trends as it facilitates comparisons with the performance of other companies in the financial services industry. Although management believes that this non-GAAP financial measure enhances investors’ understanding of our business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies.
We believe the presentation of net interest income on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to an FTE basis in the Net Interest Income section of the "Results of Operations - Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016."

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2017 Compared to
Three and Nine Months Ended September 30, 2016
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
The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates on an FTE basis for the periods presented:

	Three months ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Total interest income	$66,723	$57,808	$192,787	$168,678
Total interest expense	9,267	6,353	24,882	17,877
Net interest income per consolidated statements of comprehensive income	57,456	51,455	167,905	150,801
Adjustment to FTE basis	1,867	1,771	5,614	5,254
Net Interest Income on an FTE basis (non-GAAP)	$59,323	$53,226	$173,519	$156,055
Net interest margin	3.48%	3.34%	3.44%	3.36%
Adjustment to FTE basis	0.11%	0.12%	0.11%	0.11%
Net Interest Margin on an FTE basis (non-GAAP)	3.59%	3.46%	3.55%	3.47%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three months ended September 30, 2017			Three months ended September 30, 2016
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$53,794	$168	1.25%	$37,852	$49	0.52%
Securities available-for-sale, at fair value(2)(3)	690,986	4,255	2.46%	678,910	4,052	2.39%
Loans held for sale	15,789	152	3.88%	9,443	100	4.20%
Commercial real estate	2,678,835	29,554	4.38%	2,411,533	24,982	4.12%
Commercial and industrial	1,404,047	15,750	4.45%	1,344,071	13,655	4.04%
Commercial construction	425,228	4,574	4.27%	389,019	3,556	3.64%
Total commercial loans	4,508,110	49,878	4.39%	4,144,623	42,193	4.05%
Residential mortgage	702,702	7,223	4.10%	681,925	7,101	4.14%
Home equity	485,501	5,354	4.37%	480,527	4,764	3.94%
Installment and other consumer	70,118	1,161	6.57%	60,052	985	6.52%
Consumer construction	4,486	51	4.49%	5,946	58	3.86%
Total consumer loans	1,262,807	13,789	4.34%	1,228,450	12,908	4.18%
Total portfolio loans	5,770,917	63,667	4.38%	5,373,073	55,101	4.08%
Total loans(1)(2)	5,786,706	63,819	4.38%	5,382,516	55,201	4.08%
Federal Home Loan Bank and other restricted stock	30,184	348	4.61%	24,454	277	4.52%
Total Interest-earning Assets	6,561,670	68,590	4.15%	6,123,732	59,579	3.87%
Noninterest-earning assets	510,681			519,011
Total Assets	$7,072,351			$6,642,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$647,442	$406	0.25%	$670,807	$295	0.17%
Money market	999,892	2,200	0.87%	732,820	854	0.46%
Savings	979,767	525	0.21%	1,034,018	507	0.20%
Certificates of deposit	1,457,649	3,617	0.98%	1,490,106	3,463	0.92%
Total Interest-bearing Deposits	4,084,750	6,748	0.66%	3,927,751	5,119	0.52%
Securities sold under repurchase agreements	45,158	18	0.16%	44,927	1	0.01%
Short-term borrowings	600,893	1,975	1.30%	459,043	761	0.66%
Long-term borrowings	13,162	99	3.01%	15,545	111	2.85%
Junior subordinated debt securities	45,619	427	3.71%	45,619	361	3.15%
Total borrowings	704,832	2,519	1.42%	565,134	1,234	0.87%
Total Interest-bearing Liabilities	4,789,582	9,267	0.77%	4,492,885	6,353	0.56%
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	1,401,755			1,318,683
Shareholders’ equity	881,014			831,175
Total Liabilities and Shareholders’ Equity	$7,072,351			$6,642,743
Net Interest Income (2)(3)		$59,323			$53,226
Net Interest Margin (2) (3)			3.59%			3.46%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 35 percent for 2017 and 2016.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$56,126	$418	0.99%	$41,402	$159	0.51%
Securities available-for-sale, at fair value(2)(3)	699,150	12,918	2.46%	675,690	12,205	2.41%
Loans held for sale	7,734	210	3.63%	16,033	716	5.97%
Commercial real estate	2,623,360	84,559	4.31%	2,305,795	71,329	4.13%
Commercial and industrial	1,415,941	45,588	4.30%	1,340,629	39,656	3.95%
Commercial construction	433,748	13,030	4.02%	392,520	10,864	3.70%
Total commercial loans	4,473,049	143,177	4.28%	4,038,944	121,849	4.03%
Residential mortgage	700,996	21,520	4.10%	659,942	20,466	4.14%
Home equity	482,336	15,514	4.30%	474,293	14,445	4.07%
Installment and other consumer	69,401	3,377	6.51%	65,217	3,091	6.33%
Consumer construction	4,807	156	4.33%	7,200	220	4.09%
Total consumer loans	1,257,540	40,567	4.31%	1,206,652	38,222	4.23%
Total portfolio loans	5,730,589	183,744	4.29%	5,245,596	160,071	4.08%
Total loans(1)(2)	5,738,323	183,954	4.29%	5,261,629	160,787	4.08%
Federal Home Loan Bank and other restricted stock	31,977	1,111	4.63%	23,027	781	4.52%
Total Interest-earning Assets	6,525,576	198,401	4.06%	6,001,748	173,932	3.87%
Noninterest-earning assets	509,750			519,913
Total Assets	$7,035,326			$6,521,661
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$643,423	$1,034	0.21%	$649,515	$798	0.16%
Money market	958,619	5,295	0.74%	677,891	2,051	0.40%
Savings	1,013,318	1,599	0.21%	1,041,802	1,474	0.19%
Certificates of deposit	1,439,715	10,175	0.94%	1,488,732	10,080	0.90%
Total Interest-bearing Deposits	4,055,075	18,103	0.60%	3,857,940	14,403	0.50%
Securities sold under repurchase agreements	48,031	26	0.07%	53,858	4	0.01%
Short-term borrowings	651,494	5,224	1.07%	385,394	1,855	0.64%
Long-term borrowings	13,759	305	2.96%	62,109	563	1.21%
Junior subordinated debt securities	45,619	1,224	3.59%	45,619	1,052	3.08%
Total borrowings	758,903	6,779	1.19%	546,980	3,474	0.85%
Total Interest-bearing Liabilities	4,813,978	24,882	0.69%	4,404,920	17,877	0.54%
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	1,355,636			1,298,847
Shareholders’ equity	865,712			817,894
Total Liabilities and Shareholders’ Equity	$7,035,326			$6,521,661
Net Interest Income (2)(3)		$173,519			$156,055
Net Interest Margin (2) (3)			3.55%			3.47%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 35 percent for 2017 and 2016.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Net interest income on an FTE basis increased $6.1 million, or 11.5 percent, for the three months and increased $17.5 million, or 11.2 percent, for the nine months ended September 30, 2017 compared to the same periods in 2016. The increases were primarily due to organic loan growth and higher short-term interest rates. The net interest margin on an FTE basis increased 13 and eight basis points for the three and nine months ended September 30, 2017 compared to the same periods in 2016.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest income on an FTE basis increased $9.0 million, or 28 percent, for the three months and increased $24.5 million, or 19 percent, for the nine months ended September 30, 2017 compared to the same periods in 2016. The increases were primarily due to increases in average interest-earning assets of $438 million and $524 million and higher short-term rates. Average loan balances increased $404 million and $477 million due to organic loan growth, primarily in the commercial loan portfolio. The rates earned on loans increased 30 and 21 basis points primarily due to the three Federal Funds rate increases that occurred between December 2016 and June 2017. Average interest-bearing deposits with banks, which is primarily cash at the Federal Reserve, increased $15.9 million and $14.7 million and the rates increased 73 and 48 basis points due to the previously mentioned Federal Funds rate increases. Average securities increased $12.1 million and $23.5 million with no significant changes to the rates. Overall, the FTE rate on interest-earning assets increased 28 and 19 basis points for the three and nine months ended September 30, 2017 compared to the same periods in 2016.
Interest expense increased $2.9 million for the three months and increased $7.0 million for the nine months ended September 30, 2017 compared to the same periods in 2016. The increases were primarily due to increases in average interest-bearing liabilities of $297 million and $409 million and higher short-term rates. Average interest-bearing deposits increased $157 million and $197 million due to sales efforts and rate promotions. Average money market account balances increased $267 million and $281 million and the average rates paid increased 41 and 34 basis points. Average total borrowings increased $140 million and $212 million to provide funding for loan growth. Short-term borrowings increased $142 million and $266 million and the average rates paid increased 64 and 43 basis points due to the previously mentioned Federal Funds rate increases. Overall, the cost of interest-bearing liabilities increased 21 and 15 basis points for the three and nine months ended September 30, 2017 compared to the same periods in 2016.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2017 compared to September 30, 2016			Nine Months Ended September 30, 2017 compared to September 30, 2016
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$21	$98	$119	$57	$202	$259
Securities available-for-sale, at fair value(2)(3)	72	131	203	424	289	713
Loans held for sale	67	(15)	52	(371)	(135)	(506)
Commercial real estate	2,769	1,803	4,572	9,824	3,406	13,230
Commercial and industrial	609	1,486	2,095	2,228	3,704	5,932
Commercial construction	331	687	1,018	1,141	1,025	2,166
Total commercial loans	3,709	3,976	7,685	13,193	8,135	21,328
Residential mortgage	216	(94)	122	1,273	(219)	1,054
Home equity	49	541	590	245	824	1,069
Installment and other consumer	165	11	176	198	88	286
Consumer construction	(14)	7	(7)	(73)	9	(64)
Total consumer loans	416	465	881	1,643	702	2,345
Total portfolio loans	4,125	4,441	8,566	14,836	8,837	23,673
Total loans (1)(2)	4,192	4,426	8,618	14,465	8,702	23,167
Federal Home Loan Bank and other restricted stock	65	6	71	304	26	330
Change in Interest Earned on Interest-earning Assets	$4,350	$4,661	$9,011	$15,250	$9,219	$24,469
Interest paid on:
Interest-bearing demand	$(10)	$121	$111	($7)	$243	$236
Money market	311	1,035	1,346	849	2,395	3,244
Savings	(27)	45	18	(40)	165	125
Certificates of deposit	(75)	229	154	(332)	427	95
Total interest-bearing deposits	199	1,430	1,629	470	3,230	3,700
Securities sold under repurchase agreements	—	17	17	—	22	22
Short-term borrowings	235	979	1,214	1,281	2,088	3,369
Long-term borrowings	(17)	5	(12)	(438)	180	(258)
Junior subordinated debt securities	—	66	66	—	172	172
Total borrowings	218	1,067	1,285	843	2,462	3,305
Change in Interest Paid on Interest-bearing Liabilities	417	2,497	2,914	1,313	4,902	6,215
Change in Net Interest Income	$3,933	$2,164	$6,097	$13,937	$7,716	$18,254
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
Provision for Loan Losses
The provision for loan losses is the amount to be added to the allowance for loan losses, or ALL, after considering loan charge-offs and recoveries, to bring the ALL to a level determined to be appropriate in management's judgment to absorb probable losses inherent in the loan portfolio. The provision for loan losses remained relatively consistent at $2.9 million and $12.9 million for the three and nine months ended September 30, 2017 compared to $2.5 million and $12.4 million for the same periods in 2016. Higher net charge-offs in 2017 were offset by lower specific reserves on impaired loans compared to 2016. Net charge-offs increased $0.6 million and $2.2 million to $1.5 million and $9.0 million for the three and nine months ended September 30, 2017 compared to $0.9 million and $6.8 million for the same periods in 2016. Annualized net loan charge-offs to average loans were 0.10 percent and 0.21 percent for the three and nine months ended September 30, 2017 compared to 0.07 percent and 0.17 percent for the same periods in 2016. Specific reserves decreased $1.9 million to $0.3 million at September 30,

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

2017 compared to $2.2 million at September 30, 2016. Nonperforming loans decreased at September 30, 2017 by $11.0 million, or 27.2 percent, compared to September 30, 2016.
The ALL at September 30, 2017 was $56.7 million compared to $53.8 million at September 30, 2016. The ALL as a percent of total portfolio loans was 0.97 percent at September 30, 2017 and 0.99 percent at September 30, 2016. Refer to “Financial Condition - Allowance for Loan Losses” in this MD&A for additional information.
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Securities gains (losses), net	$—	$—	$—	—%	$3,987	$—	$3,987	NM
Service charges on deposit accounts	3,207	3,208	(1)	—	9,218	9,272	(54)	(0.6)
Debit and credit card	3,067	3,163	(96)	(3.0)%	8,952	8,818	134	1.5%
Wealth management	2,406	2,565	(159)	(6.2)	7,237	7,947	(710)	(8.9)
Insurance	1,333	1,208	125	10.3	4,258	4,187	71	1.7
Bank owned life insurance	1,209	532	677	127.3	2,249	1,569	680	43.3
Mortgage banking	872	1,077	(205)	(19.0)	2,280	2,185	95	4.3
Gain on sale of credit card portfolio	—	—	—	—	—	2,066	(2,066)	NM
Other	1,457	1,695	(238)	(14.0)	4,631	5,669	(1,038)	(18.3)
Total Noninterest Income	$13,551	$13,448	$103	0.8%	$42,812	$41,713	$1,099	2.6%
NM- Not meaningful

Noninterest income was relatively unchanged for the three months ended September 30, 2017 and increased $1.1 million, or 2.6 percent, to $42.8 million for the nine months ended September 30, 2017 compared to the same periods in 2016. The increase of $1.1 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily related to $4.0 million of securities gains and a $0.7 million increase in BOLI income. The increase in BOLI income related to a $0.7 million claim during the third quarter of 2017. These increases were offset in part by decreases due to a $2.1 gain on the sale of our credit card portfolio and a $1.0 million curtailment gain resulting from the amendment to freeze benefit accruals for all participants in our defined benefit plans, both of which occurred in 2016. The decrease in wealth management fees of $0.7 million for the nine months ended September 30, 2017 compared to the same periods in 2016 was primarily due to a decline in brokerage service revenue and advisory fees.
The increase of $0.1 million in noninterest income for the three months ended September 30, 2017 compared to the same period in 2016 primarily related to the previously mentioned BOLI claim partially offset by lower interest rate swap fees from our commercial customers included within other income and lower mortgage banking income.
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Salaries and employee benefits	$20,325	$19,011	$1,314	6.9%	$60,770	$57,539	$3,231	5.6%
Net occupancy	2,692	2,776	(84)	(3.0)	8,258	8,413	(155)	(1.8)
Data processing	2,284	2,128	156	7.3	6,670	6,758	(88)	(1.3)
Furniture and equipment	1,890	1,932	(42)	(2.2)	5,746	5,580	166	3.0
Other taxes	1,208	1,080	128	11.9	3,268	3,076	192	6.2
FDIC insurance	1,152	1,005	147	14.6	3,461	2,938	523	17.8
Professional services and legal	870	817	53	6.5	2,871	2,545	326	12.8
Marketing	766	896	(130)	(14.5)	2,468	2,872	(404)	(14.1)
Other	5,366	4,794	572	11.9	16,448	17,886	(1,438)	(8.0)
Total Noninterest Expense	$36,553	$34,439	$2,114	6.1%	$109,960	$107,607	$2,353	2.2%
NM - not meaningful

Noninterest expense increased $2.1 million, or 6.1 percent, to $36.6 million for the three months and increased $2.4 million, or 2.2 percent, to $110 million for the nine months ended September 30, 2017 compared to the same periods in 2016.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Salaries and employee benefits expense increased $1.3 million and $3.2 primarily due to annual merit increases, higher incentive costs and higher medical claims in 2017. These increases were offset by decreases in pension expense of $0.5 million for the three months ended September 30, 2017 and $1.4 million for the nine months ended September 30, 2017 due to the amendment to freeze benefit accruals for all participants in our defined benefit plans that occurred during three months ended March 31, 2016. Other noninterest expense increased $0.6 million and decreased $1.4 million for the three and nine months ended September 30, 2017 compared to the same periods of 2016. The increase for the three month period related to higher loan related expenses due to expense recoveries on impaired loans that paid off in third quarter of 2016. The decrease of $1.4 million for the nine months ended September 30, 2017 primarily related to lower processing charges for credit cards due to the sale of the credit card portfolio in 2016, lower loan related expenses and decreases in amortization of both our core deposit intangible asset and qualified affordable housing projects. FDIC insurance expense increased $0.1 million and $0.5 million due to growth. The decrease of $0.1 million and $0.4 million in marketing expense related to the timing of various promotions. Professional services and legal expense increased $0.1 million during the three months ended and $0.4 million during the nine months ended September 30, 2017 due to higher consulting expenses.
Provision for Income Taxes
The provision for income taxes increased $1.5 million and $5.4 million for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to increases of $3.7 million and $15.3 million in pre-tax income for the three and nine months ended September 30, 2017. The effective tax rate for the three and nine months ended September 30, 2017 was 28.1 percent and 27.5 percent compared to 26.4 percent and 25.9 percent for the same periods in 2016.
Financial Condition
September 30, 2017
Total assets increased $227 million, or 3.3 percent, to $7.2 billion at September 30, 2017 compared to $6.9 billion at December 31, 2016. Total portfolio loans increased $209 million, or 3.7 percent primarily due to a $183 million increase in the Commercial Real Estate, or CRE, portfolio and a $45.8 million increase in the commercial and industrial, or C&I, portfolio. Loans held for sale increased $44.1 million to $47.9 million compared to $3.8 million at December 31, 2016 due to a branch sale that is expected to close in the fourth quarter of 2017. Securities increased $4.5 million to $698 million from $693 million at December 31, 2016 primarily due to normal purchases offset by sales of investments in our equity portfolio.
Our deposits increased $171 million, or 3.2 percent, to $5.4 billion at September 30, 2017 compared to $5.3 billion at December 31, 2016. The increase in deposits was primarily due to increases in money market accounts of $100 million, noninterest-bearing demand accounts of $85.1 million, certificates of deposit of $47.8 million and interest-bearing demand of $7.9 million, offset by a decrease of $109 million in savings accounts. The increase in certificates of deposits, or CDs, was mainly due to a $56.3 million increase in brokered CDs primarily for funding needs to support our asset growth. The increases in both noninterest-bearing demand accounts and money market accounts are due to sales efforts to support our strategic goal to grow our customer deposits. The decrease in savings accounts is a result of repositioning by our customers. At September 30, 2017, $39.0 million of deposits were held for sale due to a branch sale that is expected to close in the fourth quarter of 2017.
Total borrowings increased $12.3 million from December 31, 2016 to support asset growth.
Total shareholders’ equity increased by $45.6 million, or 5.4 percent, at September 30, 2017 compared to December 31, 2016. The increase was primarily due to net income of $63.7 million offset by dividends of $20.9 million.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Securities Activity

(dollars in thousands)	September 30, 2017	December 31, 2016	$ Change
U.S. treasury securities	$24,894	$24,811	$83
Obligations of U.S. government corporations and agencies	196,008	232,179	(36,171)
Collateralized mortgage obligations of U.S. government corporations and agencies	114,895	129,777	(14,882)
Residential mortgage-backed securities of U.S. government corporations and agencies	35,197	37,358	(2,161)
Commercial mortgage-backed securities of U.S. government corporations and agencies	192,604	125,604	67,000
Obligations of states and political subdivisions	129,304	132,509	(3,205)
Debt Securities Available-for-Sale	692,902	682,238	10,664
Marketable equity securities	5,052	11,249	(6,197)
Total Securities Available-for-Sale	$697,954	$693,487	$4,467
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities increased $4.5 million to $698 million from $693 million at December 31, 2016 primarily due to normal purchases offset by sales of investments in our equity portfolio.
At September 30, 2017 our bond portfolio was in a net unrealized gain position of $6.3 million compared to a net unrealized gain position of $3.6 million at December 31, 2016. At September 30, 2017, total gross unrealized gains in the bond portfolio were $8.7 million offset by $2.4 million of gross unrealized losses, compared to December 31, 2016, when total gross unrealized gains were $7.1 million offset by gross unrealized losses of $3.5 million. Total unrealized gains on marketable equity securities at September 30, 2017 were $1.2 million compared to $3.7 million at December 31, 2016. The decrease in unrealized gains on marketable equity securities was primarily due to recognized gains of $4.0 million on marketable equity securities sold during nine months ended September 30, 2017. Management evaluates the securities portfolio for other than temporary impairment, or OTTI, on a quarterly basis. During the nine months ended September 30, 2017 and 2016, we did not record any OTTI. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.
Loan Composition

	September 30, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$2,681,693	46.1%	$2,498,476	44.5%
Commercial and industrial	1,446,811	24.9	1,401,035	25.0
Construction	432,887	7.4	455,884	8.1
Total Commercial Loans	4,561,391	78.4%	4,355,395	77.6%
Consumer
Residential mortgage	697,367	11.9%	701,982	12.5%
Home equity	487,806	8.4	482,284	8.6
Installment and other consumer	69,644	1.2	65,852	1.2
Construction	4,550	0.1	5,906	0.1
Total Consumer Loans	1,259,367	21.6%	1,256,024	22.4%
Total Portfolio Loans	5,820,758	100.0%	5,611,419	100.0%
Loans Held for Sale	47,936		3,793
Total Loans	$5,868,694		$5,615,212

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
Total portfolio loans increased $209 million, or 3.7 percent, to $5.8 billion at September 30, 2017 compared to $5.6 billion at December 31, 2016. Loan growth was primarily in our commercial loan portfolio and mainly in our newer markets of New York, Ohio and central Pennsylvania. The increase in commercial loans primarily related to growth in CRE of $183 million, or 7.3 percent, and C&I of $45.8 million, or 3.3 percent. Loans held for sale increased $44.1 million to $47.9 million compared to $3.8 million at December 31, 2016 due to a branch sale that is expected to close in the fourth quarter of 2017.
Allowance for Loan Losses
We maintain an ALL at a level determined to be adequate to absorb estimated probable credit losses inherent within the loan portfolio as of the balance sheet date, and it is presented as a reserve against loans in the Consolidated Balance Sheets. Determination of an adequate ALL is inherently subjective and may be subject to significant changes from period to period. The methodology for determining the ALL has two main components: evaluation and impairment tests of individual loans and evaluation and impairment tests of certain groups of homogeneous loans with similar risk characteristics.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables summarize the ALL and recorded investments in loans by category for the dates presented:

	September 30, 2017
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$24,975	$24,975	$6,341	$2,675,352	$2,681,693
Commercial and industrial	260	9,454	9,714	8,543	1,438,268	1,446,811
Commercial construction	—	14,915	14,915	5,974	426,913	432,887
Consumer real estate	22	5,509	5,531	11,076	1,178,647	1,189,723
Other consumer	30	1,547	1,577	54	69,590	69,644
Total	$312	$56,400	$56,712	$31,988	$5,788,770	$5,820,758

	December 31, 2016
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$19,976	$19,976	$16,352	$2,482,124	$2,498,476
Commercial and industrial	771	10,039	10,810	6,866	1,394,169	1,401,035
Commercial construction	—	13,999	13,999	6,613	449,271	455,884
Consumer real estate	26	6,069	6,095	12,079	1,178,093	1,190,172
Other consumer	1	1,894	1,895	25	65,827	65,852
Total	$798	$51,977	$52,775	$41,935	$5,569,484	$5,611,419

	September 30, 2017		December 31, 2016
Ratio of net charge-offs to average loans outstanding	0.21%	*	0.25%
Allowance for loan losses as a percentage of total loans	0.97%		0.94%
Allowance for loan losses to nonperforming loans	192%		124%
* Annualized
The ALL was $56.7 million, or 0.97 percent of total portfolio loans at September 30, 2017 compared to $52.8 million, or 0.94 percent of total portfolio loans at December 31, 2016. The increase in the ALL of $3.9 million was primarily due to a $4.4 million increase in the reserve for loans collectively evaluated for impairment at September 30, 2017 compared to December 31, 2016. This increase was primarily due to loan growth and an increase in loss rates in our CRE portfolio, which was partially offset by a decrease of $0.5 million in specific reserves for loans individually evaluated for impairment. Impaired loans decreased $9.9 million, or 23.7 percent, from December 31, 2016 to $32.0 million at September 30, 2017. The decrease was primarily due to $16.2 million in loan pay downs and charge-offs primarily related to our acquired loan portfolio, which were offset by newly identified impaired loans of $6.3 million.
Net loan charge-offs were $9.0 million for the nine months ended September 30, 2017 comprised primarily of $7.6 million in charge-offs of acquired loans and $2.4 million in charge-offs related to two originated C&I relationships which were partially offset by $2.2 million in loan recoveries. Commercial special mention, substandard and doubtful loans at September 30, 2017 increased by $22.7 million to $208 million compared to $186 million at December 31, 2016, with an increase of $32.4 million in special mention and a decrease of $9.7 million in substandard. The increase in special mention loans of $32.4 million primarily related to a $19.8 million CRE relationship.

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
TDRs increased $0.8 million to $25.8 million at September 30, 2017 compared to $25.0 million at December 31, 2016. The increase is primarily due to new TDRs totaling $4.5 million, which were offset by principal reductions and charge-offs. Total TDRs of $25.8 million at September 30, 2017 included $15.6 million, or 60.5 percent, that were accruing and $10.2 million, or 39.5 percent, that were nonaccrual.
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
Our allowance for lending-related commitments is determined using a methodology similar to that used for the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The reserve is calculated by applying historical loss rates to unfunded commitments and considering qualitative factors. The allowance for unfunded loan commitments was $2.1 million at September 30, 2017 compared to $2.6 million at December 31, 2016. The decrease primarily related to a decline in the historic loss rate for C&I commitments and a decrease in the balance of total unfunded commitments. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	September 30, 2017	December 31, 2016	$ Change
Nonaccrual Loans
Commercial real estate	$5,488	$15,526	$(10,038)
Commercial and industrial	3,769	3,578	191
Commercial construction	3,647	4,497	(850)
Residential mortgage	3,687	4,850	(1,163)
Home equity	2,662	2,485	177
Installment and other consumer	37	101	(64)
Consumer construction	—	—	—
Total Nonaccrual Loans	19,290	31,037	(11,747)
Nonaccrual Troubled Debt Restructurings
Commercial real estate	1,083	646	437
Commercial and industrial	3,580	4,493	(913)
Commercial construction	421	430	(9)
Residential mortgage	4,095	5,068	(973)
Home equity	1,013	954	59
Installment and other consumer	11	7	4
Total Nonaccrual Troubled Debt Restructurings	10,203	11,598	(1,395)
Total Nonaccrual Loans	29,493	42,635	(13,142)
OREO	1,033	679	354
Total Nonperforming Assets	$30,526	$43,314	$(12,788)

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.50%	0.76%
Nonperforming assets as a percent of total loans plus OREO	0.52%	0.77%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming assets, or NPAs, decreased $12.8 million to $30.5 million at September 30, 2017 compared to $43.3 million at December 31, 2016. The decrease was due to a $13.1 million decline in nonperforming loans which primarily related to $25.1 million of principal reductions and loan charge-offs offset by new nonperforming loans of $12.0 million. Included in the decline was $13.4 million in loan charge-offs and payoffs from our acquired loan portfolio. Total nonperforming loans included $8.5 million of acquired loans at September 30, 2017, all of which became 90 days past due subsequent to the Merger date.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits

(dollars in thousands)	September 30, 2017	December 31, 2016	$ Change
Customer deposits
Noninterest-bearing demand	$1,348,939	$1,263,833	$85,106
Interest-bearing demand	641,970	633,293	8,677
Money market	760,410	617,961	142,449
Savings	940,989	1,050,131	(109,142)
Certificates of deposit	1,303,830	1,355,303	(51,473)
Total customer deposits	4,996,138	4,920,521	75,617
Brokered deposits
Interest-bearing demand	4,225	5,007	(782)
Money market	276,316	318,500	(42,184)
Certificates of deposit	127,601	28,349	99,252
Total brokered deposits	408,142	351,856	56,286
Deposits held for sale	$38,960	$—	$38,960
Total Deposits	$5,443,240	$5,272,377	$170,863
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at September 30, 2017 increased $171 million, or 3.2 percent, from December 31, 2016. Total customer deposits increased $75.6 million from December 31, 2016. Noninterest-bearing demand increased $85.1 million and money markets increased $142 million due to sales efforts. Savings decreased $109 million and certificates of deposits decreased $51.5 million as a result of repositioning by our customers. Total brokered deposits increased $56.3 million from December 31, 2016 with an increase of $99.3 million in certificates of deposits offset by money market decrease of $42.2 million. Brokered deposits are an additional source of funds utilized by the ALCO as a way to diversify funding sources, as well as manage our funding costs and structure. The increase in brokered deposits was primarily due to funding needs to support our asset growth. The $39.0 million of deposits held for sale relates to the retail branch sale that is expected to occur in the fourth quarter of 2017.
Borrowings

(dollars in thousands)	September 30, 2017	December 31, 2016	$ Change
Securities sold under repurchase agreements	$39,923	$50,832	$(10,909)
Short-term borrowings	685,000	660,000	25,000
Long-term borrowings	12,911	14,713	(1,802)
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$783,453	$771,164	$12,289
Borrowings are an additional source of funding for us. Total borrowings increased $12.3 million from December 31, 2016 to support our asset growth.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to short-term borrowings is summarized in the tables below at and for the nine and twelve month periods ended September 30, 2017 and December 31, 2016.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	September 30, 2017	December 31, 2016
Balance at the period end	$39,923	$50,832
Average balance during the period	48,031	51,021
Average interest rate during the period	0.07%	0.01%
Maximum month-end balance during the period	$53,609	$68,216
Average interest rate at the period end	0.16%	0.01%

	Short-Term Borrowings
(dollars in thousands)	September 30, 2017	December 31, 2016
Balance at the period end	$685,000	$660,000
Average balance during the period	651,494	414,426
Average interest rate during the period	1.07%	0.65%
Maximum month-end balance during the period	$734,600	$660,000
Average interest rate at the period end	1.31%	0.76%
Information pertaining to long-term borrowings is summarized in the tables below at and for the nine and twelve month periods ended September 30, 2017 and December 31, 2016.

	Long-Term Borrowings
(dollars in thousands)	September 30, 2017	December 31, 2016
Balance at the period end	$12,911	$14,713
Average balance during the period	13,759	50,256
Average interest rate during the period	2.96%	1.33%
Maximum month-end balance during the period	$14,515	$116,852
Average interest rate at the period end	2.97%	2.91%

	Junior Subordinated Debt Securities
(dollars in thousands)	September 30, 2017	December 31, 2016
Balance at the period end	$45,619	$45,619
Average balance during the period	45,619	45,619
Average interest rate during the period	3.59%	3.14%
Maximum month-end balance during the period	$45,619	$45,619
Average interest rate at the period end	3.74%	3.42%
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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At September 30, 2017, we had $510 million in highly liquid assets, which consisted of $53.4 million in interest-bearing deposits with banks, $409 million in unpledged securities and $47.9 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 7.1 percent at September 30, 2017. Also, at September 30, 2017, we had a remaining borrowing availability of $1.6 billion with the FHLB of Pittsburgh. Refer to Note 8 Borrowings in the Notes to Consolidated Financial Statements and the Financial Condition - Borrowings section of this MD&A for more details.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	September 30, 2017		December 31, 2016
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$626,452	9.25%	$582,155	8.98%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	606,452	10.70%	562,155	10.04%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	626,452	11.05%	582,155	10.39%
Total capital to risk-weighted assets	8.00%	10.00%	710,777	12.54%	664,184	11.86%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$580,404	8.60%	$542,048	8.39%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	580,404	10.26%	542,048	9.71%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	580,404	10.26%	542,048	9.71%
Total capital to risk-weighted assets	8.00%	10.00%	664,230	11.75%	622,469	11.15%
In October 2015, we filed a new shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, to replace the prior shelf registration statement we had filed in October 2012. We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2017, we had not issued any securities pursuant to this shelf registration statement.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices, or equity prices can adversely affect a financial institution’s earnings or capital. For most financial institutions, including S&T, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes also affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and enhancing shareholder value. However, excessive interest rate risk can threaten a bank’s earnings, capital, liquidity and solvency. Our sensitivity to changes in interest rate movements is continually monitored by the ALCO. The ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analyses and by performing stress tests in order to mitigate earnings and market value fluctuations due to changes in interest rates.

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
The table below reflects the rate shock analyses and EVE analysis results. Both are in the minimal risk tolerance level.

	September 30, 2017		December 31, 2016
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in EVE	% Change in Pretax Net Interest Income	% Change in EVE
+300	4.7	(6.8)	3.4	(12.3)
+200	2.8	(2.4)	1.8	(6.5)
+100	1.4	0.2	0.7	(2.3)
-100	(4.1)	(6.2)	(4.4)	(7.3)
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
Our rate shock analyses show an improvement in the percentage change in pretax net interest income in all scenarios when comparing September 30, 2017 to December 31, 2016. The improvement is mainly a result of an increase in variable rate loans.
Our EVE analyses show an improvement in the percentage change in EVE in all scenarios when comparing September 30, 2017 to December 31, 2016. The increase is mainly a result of a change in our loan prepayment assumptions following a prepayment analysis performed in the quarter ended September 30, 2017 and the change in value of our core deposits due to changes in interest rates.
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

S&T BANCORP, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of September 30, 2017. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to S&T’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2017, there were no changes made to S&T’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheet at September 30, 2017 and Audited Consolidated Balance Sheet at December 31, 2016, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2017 and 2016, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months ended September 30, 2017 and 2016, (iv) Unaudited Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2017 and 2016 and (v) Notes to Unaudited Consolidated Financial Statements.

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

November 1, 2017	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)