Form 10-K
period 2017-12-31
S&T BANCORP INC
filed 2018-03-01
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the fiscal year ended December 31, 2017
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
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No   ☒

The aggregate estimated fair value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017:
Common Stock, $2.50 par value – $1,357,061,248
The number of shares outstanding of the issuer’s classes of common stock as of February 28, 2018:
Common Stock, $2.50 par value –34,969,422
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of S&T Bancorp, Inc., to be filed pursuant to Regulation 14A for the 2018 annual meeting of shareholders to be held May 21, 2018 are incorporated by reference into Part III of this annual report on Form 10-K.

PART I

Item 1.  BUSINESS
General
S&T Bancorp, Inc., was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and is registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended, or the BHCA, as a bank holding company and a financial holding company. S&T Bancorp, Inc. has three direct wholly-owned subsidiaries, S&T Bank, 9th Street Holdings, Inc. and STBA Capital Trust I, and also owns a 50 percent interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC. When used in this report, “S&T”, “we”, “us” or “our” may refer to S&T Bancorp, Inc. individually, S&T Bancorp, Inc. and its consolidated subsidiaries, or certain of S&T Bancorp, Inc.’s subsidiaries or affiliates. As of December 31, 2017, we had approximately $7.1 billion in assets, $5.8 billion in loans, $5.4 billion in deposits and $884 million in shareholders’ equity.
S&T Bank is a full service bank, providing services to its customers through locations in Pennsylvania, Ohio and New York. On March 4, 2015, we acquired Integrity Bancshares, Inc. The transaction was valued at $172 million and added total assets of $981 million, including $789 million in loans, $116 million in goodwill, and $722 million in deposits. Integrity Bank was subsequently merged into S&T Bank on May 8, 2015. S&T Bank deposits are insured by the Federal Deposit Insurance Corporation, or FDIC, to the maximum extent provided by law. S&T Bank has three wholly-owned operating subsidiaries: S&T Insurance Group, LLC, S&T Bancholdings, Inc. and Stewart Capital Advisors, LLC. Effective January 1, 2018, S&T Insurance Group, LLC, sold a majority interest in its previously wholly-owned subsidiary S&T-Evergreen Insurance, LLC.
Prior to 2017, we reported three operating segments: Community Banking, Wealth Management and Insurance. Effective January 1, 2017, we no longer report Wealth Management and Insurance segment information, as they do not meet the quantitative thresholds required for disclosure.
Through S&T Bank and our non-bank subsidiaries, we offer traditional banking services, which include accepting time and demand deposits and originating commercial and consumer loans, brokerage services and trust services including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits. We also manage private investment accounts for individuals and institutions through our registered investment advisor. Total Wealth Management assets under management and administration were $2.0 billion at December 31, 2017.
The main office of both S&T Bancorp, Inc. and S&T Bank is located at 800 Philadelphia Street, Indiana, Pennsylvania, and its phone number is (800) 325-2265.
Employees
As of December 31, 2017, we had 1,080 full-time equivalent employees.
Access to United States Securities and Exchange Commission Filings
All of our reports filed electronically with the United States Securities and Exchange Commission, or the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or the Report, our prior annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our annual proxy statements, as well as any amendments to those reports, are accessible at no cost on our website at www.stbancorp.com under Financial Information, SEC Filings. These filings are also accessible on the SEC’s website at www.sec.gov. The charters of the Audit Committee, the Compensation and Benefits Committee, the Nominating and Corporate Governance Committee, the Executive Committee, the Credit Risk Committee and the Trust and Revenue Oversight Committee, as well as the Complaints Regarding Accounting, Internal Accounting Controls or Auditing Matters Policy, or the Whistleblower Policy, the Code of Conduct for the CEO and CFO, the General Code of Conduct, the Corporate Governance Guidelines and the Shareholder Communications Policy are also available at www.stbancorp.com under Corporate Governance.
Supervision and Regulation
General
S&T is extensively regulated under federal and state law. Regulation of bank holding companies and banks is intended primarily for the protection of consumers, depositors, borrowers, the Federal Deposit Insurance Fund, or DIF, and the banking system as a whole, and not for the protection of shareholders or creditors. The following describes certain aspects of that regulation and does not purport to be a complete description of all regulations that affect S&T or all aspects of any regulation discussed here. To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions.

Item 1.  BUSINESS -- continued

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, enacted in July 2010, has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes addressing, among other things: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; (v) enhanced corporate governance and executive compensation requirements and disclosures; and (vi) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector. Additionally, the Dodd-Frank act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. Many of the requirements called for in the Dodd-Frank Act continue to be implemented, and/or are subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, increase our operating and compliance costs, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.
In addition, proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures and before the various bank regulatory agencies that may impact S&T. Such initiatives to change the laws and regulations may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Any such legislation could change bank statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could affect how S&T and S&T Bank operate and could significantly increase costs, impede the efficiency of internal business processes, limit our ability to pursue business opportunities in an efficient manner, or affect the competitive balance among banks, credit unions and other financial institutions, any of which could materially and adversely affect our business, financial condition and results of operations. The likelihood and timing of any changes and the impact such changes might have on S&T is impossible to determine with any certainty.
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
We elected to become a financial holding company under the BHCA in 2001 and thereby may engage in a broader range of financial activities than are permissible for traditional bank holding companies. In order to maintain our status as a financial holding company, we must remain “well-capitalized” and “well-managed” and the depository institutions controlled by us must remain “well-capitalized,” “well-managed” (as defined in federal law) and have at least a “satisfactory” Community Reinvestment Act, or CRA, rating. Refer to Note 23 Regulatory Matters to the financial statements contained in Part II, Item 8 of this Report for information concerning the current capital ratios of S&T and S&T Bank. No prior regulatory approval is required for a financial holding company with total consolidated assets less than $50 billion to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board, unless the total consolidated assets to be acquired exceed $10 billion. The BHCA identifies several activities as “financial in nature” including, among others, securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and sales agency; investment advisory activities; merchant banking activities and activities that the Federal Reserve Board has determined to be closely related to banking. Banks may also engage in, subject to limitations on investment, activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is “well-capitalized,” “well-managed” and has at least a “satisfactory” CRA rating.
If S&T or S&T Bank ceases to be “well-capitalized” or “well-managed,” we will not be in compliance with the requirements of the BHCA regarding financial holding companies or requirements regarding the operation of financial subsidiaries by insured banks.

Item 1.  BUSINESS -- continued

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

•
S&T Insurance Group, LLC distributes life insurance and long-term disability income insurance products. During 2001, S&T Insurance Group, LLC and Attorneys Abstract Company, Inc. entered into an agreement to form S&T Settlement Services, LLC, or STSS, with respective ownership interests of 55 percent and 45 percent. STSS is a title insurance agency servicing commercial customers. During 2002, S&T Insurance Group, LLC expanded into the property and casualty insurance business with the acquisition of S&T-Evergreen Insurance, LLC, and on January 1, 2018 we sold our subsidiary, S&T-Evergreen Insurance, LLC, and retained a 30 percent equity interest.

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
S&T Bank is subject to affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board's Regulation W, that limit the amount of transactions between itself and S&T or any other company or entity that controls or is under common control with any company or entity that controls S&T Bank, including for most purposes any financial or depository institution subsidiary of S&T Bank. Under these provisions, “covered” transactions, including making loans, purchasing assets, issuing guarantees and other similar transactions, between a bank and its parent company or any other affiliate, generally are limited to 10 percent of the bank subsidiary’s capital and surplus, and with respect to all transactions with affiliates, are limited to 20 percent of the bank subsidiary’s capital and surplus. Loans and extensions of credit from a bank to an affiliate generally are required to be secured by eligible collateral in specified amounts, and in general all affiliated transactions must be on terms consistent with safe and sound banking practices. The Dodd-Frank Act expanded the affiliate transaction rules to broaden the definition of affiliate to include as covered transactions securities borrowing or lending, repurchase or reverse repurchase agreements and derivatives activities, and strengthen collateral requirements and limit Federal Reserve exemptive authority.
Federal law also constrains the types and amounts of loans that S&T Bank may make to its executive officers, directors and principal shareholders. Among other things, these loans are limited in amount, must be approved by the bank’s board of directors in advance, and must be on terms and conditions as favorable to the bank as those available to an unrelated person. The Dodd-Frank Act strengthened restrictions on loans to insiders and expanded the types of transactions subject to the various limits to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. The Dodd-Frank Act also places restrictions on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.
Insurance of Accounts; Depositor Preference
The deposits of S&T Bank are insured up to applicable limits per insured depositor by the Deposit Insurance Fund, or DIF, as administered by the FDIC. The Dodd-Frank Act codified FDIC deposit insurance coverage per separately insured depositor for all account types at $250,000.

Item 1.  BUSINESS -- continued

As an FDIC-insured bank, S&T Bank is subject to FDIC insurance assessments, which are imposed based upon the calculated risk the institution poses to the DIF. In July 2016 the FDIC Board of Directors adopted a revised final rule to refine the deposit insurance assessment system for small insured depository institutions (less than $10 billion in assets) that have been federally insured for at least five years by: revising the financial ratios method for determining assessment rates so that it is based on a statistical model estimating the probability of failure over three years; updating the financial measures used in the financial ratios method consistent with the statistical model; and eliminating risk categories for established small banks and using the financial ratios method to determine assessment rates for all such banks. The amended FDIC insurance assessment benefits many small institutions with a lower rate, we however have incurred a minimal increase to our base rate.
Under the current assessment system, for an institution with less than $10 billion in assets, assessment rates are determined based on a combination of financial ratios and CAMELS composite ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. Assessments are calculated as a percentage of average consolidated total assets less average tangible equity during the assessment period. The current total base assessment rates on an annualized basis range from 1.5 basis points for certain “well-capitalized,” “well-managed” banks, with the highest ratings, to 40 basis points for complex institutions posing the most risk to the DIF. The FDIC may raise or lower these assessment rates on a quarterly basis based on various factors designed to achieve a minimum designated reserve ratio of the DIF, which the Dodd-Frank Act has mandated to be no less than 1.35 percent of estimated insured deposits, subsequently set at two percent by the FDIC.
In addition to DIF assessments, the FDIC makes a special assessment to fund the repayment of debt obligations of the Financing Corporation, or FICO. FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation in the 1990s. The FICO assessment rate for the first quarter of 2018 is 0.460 basis points on an annualized basis.
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
Capital
The Federal Reserve Board and the FDIC have issued substantially similar minimum risk-based and leverage capital rules applicable to banking organizations they supervise. At December 31, 2017, both S&T and S&T Bank met the applicable minimum regulatory capital requirements.
The following table summarizes the leverage and risk-based capital ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
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

Item 1.  BUSINESS -- continued

In addition, the banking regulatory agencies may from time to time require that a banking organization maintain capital above the minimum prescribed levels, whether because of its financial condition or actual or anticipated growth.
The risk-based capital standards establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures explicitly into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. For purposes of the risk-based ratios, assets and specified off-balance sheet instruments are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The leverage ratio represents capital as a percentage of total average assets adjusted as specified in the guidelines.
In July 2013 the federal banking agencies issued final regulatory capital rules that replaced the then existing general risk-based capital and related rules, broadly revising the basic definitions and elements of regulatory capital and making substantial changes to the risk weightings for banking and trading book assets. The new regulatory capital rules are designed to implement Basel III (which were agreements reached in July 2010 by the international oversight body of the Basel Committee on Banking Supervision to require more and higher-quality capital) as well as the minimum leverage and risk-based capital requirements of the Dodd-Frank Act. These new capital standards apply to all banks, regardless of size, and to all bank holding companies with consolidated assets greater than $500 million, and became effective on January 1, 2015, for smaller banking organizations such as S&T and S&T Bank, subject to a transition period providing for full implementation as of January 1, 2019.
The required regulatory capital minimum ratios under the new capital standards are as follows:

•	Common equity Tier 1 risk-based capital ratio (common equity Tier 1 capital to standardized total risk-weighted assets) of 4.50 percent;

•	Tier 1 risk-based capital ratio (Tier 1 capital to standardized total risk-weighted assets) of 6.00 percent;

•	Total risk-based capital ratio (total capital to standardized total risk-weighted assets) of 8.00 percent; and

•	Leverage ratio (Tier 1 capital to average total consolidated assets less amounts deducted from Tier 1 capital) of 4.00 percent.
Generally, under the guidelines, common equity Tier 1 capital consists of common stock instruments that meet the eligibility criteria in the rule, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest, less applicable regulatory adjustments and deductions including goodwill, intangible assets subject to limitation and certain deferred tax assets subject to limitation. Tier 1 capital is comprised of common equity Tier 1 capital plus generally non-cumulative perpetual preferred stock, Tier 1 minority interests and, for bank holding companies with less than $15 billion in consolidated assets at December 31, 2009, certain restricted capital instruments including qualifying cumulative perpetual preferred stock and grandfathered trust preferred securities, up to a limit of 25 percent of Tier 1 capital, less applicable regulatory adjustments and deductions. Tier 2, or supplementary, capital generally includes portions of trust preferred securities and cumulative perpetual preferred stock not otherwise counted in Tier 1 capital, as well as preferred stock, subordinated debt, total capital minority interests not included in Tier 1, and the allowance for loan losses in an amount not exceeding 1.25 percent of standardized risk-weighted assets, less applicable regulatory adjustments and deductions. Total capital is the sum of Tier 1 and Tier 2 capital.
The new regulatory capital rule also requires a banking organization to maintain a capital conservation buffer composed of common equity Tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets beginning in 2019. Beginning in 2016, the capital conservation buffer is being phased in, beginning at 25 percent, increasing to 50 percent in 2017, 75 percent in 2018 and 100 percent in 2019 and beyond. As a result, starting in 2019, a banking organization must maintain a common equity Tier 1 risk-based capital ratio greater than 7.00 percent, a Tier 1 risk-based capital ratio greater than 8.50 percent and a Total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments. By 2019, when the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the regulatory capital ratios required for an insured depository institution to be well-capitalized under prompt corrective action law, described below.
The new regulatory capital rule also revises the calculation of risk-weighted assets. It includes a new framework under which the risk weight will increase for most credit exposures that are 90 days or more past due or on nonaccrual, high-volatility commercial real estate loans, mortgage servicing and deferred tax assets that are not deducted from capital and certain equity exposures. It also includes changes to the credit conversion factors of off-balance sheet items, such as the unused portion of a loan commitment.
Federal regulators periodically propose amendments to the regulatory capital rules and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be predicted.

Item 1.  BUSINESS -- continued

Payment of Dividends
S&T is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of our revenues consist of dividend payments we receive from S&T Bank. The payment of common dividends by S&T is subject to certain requirements and limitations of Pennsylvania law. S&T Bank, in turn, is subject to federal and state laws and regulations that limit the amount of dividends it can pay to S&T. In addition, both S&T and S&T Bank are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Thus, under certain circumstances based upon our financial condition, our ability to declare and pay quarterly dividends may require consultation with the Federal Reserve Board and may be prohibited by applicable Federal Reserve Board guidance.
Other Safety and Soundness Regulations
There are a number of obligations and restrictions imposed on bank holding companies such as us and our depository institution subsidiary by federal law and regulatory policy. These obligations and restrictions are designed to reduce potential loss exposure to the FDIC’s DIF in the event an insured depository institution becomes in danger of default or is in default. Under current federal law, for example, the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as defined by the law. As of December 31, 2017, S&T Bank was classified as “well-capitalized.” New definitions of these categories, as set forth in the federal banking agencies’ final rule to implement Basel III and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act, became effective as of January 1, 2015. To be well-capitalized, an insured depository institution must have a common equity Tier 1 risk-based capital ratio of at least 6.50 percent, a Tier 1 risk-based capital ratio of at least 8.00 percent, a total risk-based capital ratio of at least 10.00 percent and a leverage ratio of at least 5.00 percent, and the institution must not be subject to any written agreement, order, capital directive or prompt corrective action directive by its primary federal regulator. To be adequately capitalized, an insured depository institution must have a common equity Tier 1 risk-based capital ratio of at least 4.50 percent, a Tier 1 risk-based capital ratio of at least 6.00 percent, a total risk-based capital ratio of at least 8.00 percent and a leverage ratio of at least 4.00 percent. The classification of depository institutions is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions and is not intended to be and should not be interpreted as a representation of overall financial condition or prospects of any financial institution.
The federal banking agencies’ prompt corrective action powers, which increase depending upon the degree to which an institution is undercapitalized, can include, among other things, requiring an insured depository institution to adopt a capital restoration plan, which cannot be approved unless guaranteed by the institution’s parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; restricting the institution from accepting brokered deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions, including payment of dividends, without prior regulatory approval; and, ultimately, appointing a receiver for the institution.
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

Item 1.  BUSINESS -- continued

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

Item 1.  BUSINESS -- continued

With respect to consumer protection, the Dodd-Frank Act created the Bureau of Consumer Financial Protection, or the CFPB, which took over rulemaking responsibility on July 21, 2011 for the principal federal consumer financial protection laws, such as those identified above. Institutions that have assets of $10 billion or less, such as S&T Bank are subject to the rules established by the CFPB but will continue to be supervised in this area by their state and primary federal regulators, which in the case of S&T Bank is the FDIC. The Dodd-Frank Act also gives the CFPB expanded data collection powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint function also has been consolidated into the CFPB with respect to the institutions it supervises. The CFPB established an Office of Community Banks and Credit Unions, with a mission to ensure that the CFPB incorporates the perspectives of small depository institutions into the policy-making process, communicates relevant policy initiatives to community banks and credit unions, and works with community banks and credit unions to identify potential areas for regulatory simplification.
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
During 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. In particular, on January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth-in-Lending Act, as amended by the Dodd-Frank Act (“QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good-faith determinations that borrowers are able to repay their mortgage loans before extending the credit, based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a QM incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43 percent debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet government-sponsored enterprise, or GSE, Federal Housing Administration, or FHA, and Veterans Affairs, or VA, underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43 percent debt-to-income limits. The QM Rule became effective on January 10, 2014. These rules did not have a material impact on our mortgage business.
In November 2013, the CFPB issued a final rule implementing the Dodd-Frank Act requirement to establish integrated disclosures in connection with mortgage origination, which incorporates disclosure requirements under the Real Estate Settlement Procedures Act and the Truth-in-Lending Act. The requirements of the final rule apply to all covered mortgage transactions for which S&T Bank receives a consumer application on or after October 3, 2015. The CFPB issued a final rule regarding the integrated disclosures in December 2013, and the disclosure requirement became effective in October 2015. These rules did not have a material impact on our mortgage business.
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

Item 1.  BUSINESS -- continued

Other Dodd-Frank Provisions
In December 2013, federal regulators adopted final regulations regarding the so-called Volcker Rule established in the Dodd-Frank Act. The Volcker Rule generally prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies generally covering hedge funds and private equity funds, subject to certain exemptions. Banking entities had until July 21, 2017 to conform their activities to the requirements of the rule. Because S&T generally does not engage in the activities prohibited by the Volcker Rule, the effectiveness of the rule has not had a material effect on S&T Bank or its affiliates.
In addition, the Dodd-Frank Act provides that the amount of any interchange fee charged for electronic debit transactions by debit card issuers having assets over $10 billion must be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted a rule which limits the maximum permissible interchange fees that such issuers can receive for an electronic debit transaction. This rule, Regulation II, which was effective October 1, 2011, does not apply to a bank that, together with its affiliates, has less than $10 billion in assets, which includes S&T.
Competition
S&T Bank competes with other local, regional and national financial services providers, such as other financial holding companies, commercial banks, credit unions, finance companies and brokerage and insurance firms, including competitors that provide their products and services online. Some of our competitors are not subject to the same level of regulation and oversight that is required of banks and bank holding companies, and are thus able to operate under lower cost structures. Our wealth management business competes with trust companies, mutual fund companies, investment advisory firms, law firms, brokerage firms and other financial services companies.
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
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area resulting in a geographic concentration. Our market area has a high density of financial institutions, some of which are significantly larger institutions with greater financial resources than us, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, mortgage banking companies, credit unions and other financial service companies. Our most direct competition for deposits has historically come from commercial banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Because larger competitors have advantages in attracting business from larger corporations, we do not generally attempt to compete for that business. Instead, we concentrate our efforts on attracting the business of individuals, and small and medium-size businesses. We consider our competitive advantages to be customer service and responsiveness to customer needs, the convenience of banking offices and hours, access to electronic banking services and the availability and pricing of our products and services. We emphasize personalized banking and the advantage of local decision-making in our banking business.
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
Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing U.S. economic environment and changes in the commercial and residential real estate market, any of which may cause our stock price to fluctuate. If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	volatility of stock market prices and volumes in general;

•	changes in market valuations of similar companies;

•	changes in the conditions of credit markets;

•	changes in accounting policies or procedures as required by the Financial Accounting Standards Board, or FASB, or other regulatory agencies;

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
We incur credit risk by virtue of making loans and extending loan commitments and letters of credit. Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. Our credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. There can be no assurance that such measures will be effective in avoiding undue credit risk. If the models and approaches that we use to select, manage and underwrite our consumer and commercial loan products become less predictive of future charge-offs, due to rapid changes in the economy, our credit losses may increase.
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

Item 1A.  RISK FACTORS - continued
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
The majority of our loans are to commercial borrowers and 53 percent of our total loans are commercial real estate, or CRE, and construction loans with real estate as the primary collateral. The CRE segment of our loan portfolio typically involves higher loan principal amounts, and the repayment of these loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by CRE often depend upon the successful operation and management of the properties, repayment of these loans may be affected by factors outside the borrower’s control, including adverse conditions in the real estate market or the economy. Additionally, we have a number of significant credit exposures to commercial borrowers, and while the majority of these borrowers have numerous projects that make up the total aggregate exposure, if one or more of these borrowers default or have financial difficulties, we could experience higher credit losses, which could adversely impact our financial condition and results of operations. In December 2015, the FDIC and the other federal financial institution regulatory agencies released a new statement on prudent risk management for commercial real estate lending. In this statement, the agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward.
Risks Related to Our Operations
Failure to keep pace with technological changes could have a material adverse effect on our results of operations and financial condition.
The financial services industry is constantly undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better service customers and reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy their demands, as well as create additional efficiencies within our operations. Many of our large competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services quickly or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

Item 1A.  RISK FACTORS - continued
A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
Our operational and security systems, infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our business. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct or malfeasance, or failure or breach of third party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with our own systems.
Our financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online and mobile banking, automated teller machines, or ATMs, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. This could adversely affect our ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume, electrical, telecommunications or other major physical infrastructure outages, natural disasters, events arising from local or larger scale political or social matters, including terrorist acts, and cyber attacks. We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, and cause reputational harm.
A cyber attack, information or security breach, or a technology failure of ours or of a third party could adversely affect our ability to conduct our business or manage our exposure to risk, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our operations rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. We rely on digital technologies, computer, database and email systems, software, and networks to conduct our operations. In addition, to access our network, products and services, our customers and third parties may use personal mobile devices or computing devices that are outside of our network environment.
Financial services institutions have been subject to, and are likely to continue to be the target of, cyber attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations. For example, denial of service attacks have been launched against a number of large financial institutions and several large retailers have disclosed substantial cyber security breaches affecting debit and credit card accounts of their customers. We have experienced cyber security incidents in the past, although not material, and we anticipate that, as a growing regional bank, we could experience further incidents. There can be no assurance that we will not suffer material losses or other material consequences relating to technology failure, cyber attacks or other information or security breaches.
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Any of these matters could result in our loss of customers and business opportunities, significant disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. In addition, any of the matters described above could adversely impact our results of operations and financial condition.

Item 1A.  RISK FACTORS - continued
We rely on third-party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service by any third party could have a material adverse effect on our business.
We are dependent for the majority of our technology, including our core operating system, on third party providers. If these companies were to discontinue providing services to us, we may experience significant disruption to our business. In addition, each of these third parties faces the risk of cyber attack, information breach or loss, or technology failure. If any of our third party service providers experience such difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services. We are dependent on these third-party providers securing their information systems, over which we have no control, and a breach of their information systems could adversely affect our ability to effect transactions, service our clients or manage our exposure to risk and could result in the disclosure of sensitive, personal customer information, which could have a material adverse impact on our business through damage to our reputation, loss of customer business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.
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
We intend to continue pursuing a growth strategy through, organic growth and by means of acquisitions, both within our current footprint and through market expansion. We continue to evaluate acquisition opportunities as another source of growth. We cannot give assurance that we will be able to expand our existing market presence, or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy.

Item 1A.  RISK FACTORS - continued
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
The financial services industry is highly competitive, and we encounter strong competition for deposits, loans and other financial services in our market area, including online providers of these products and services. Our principal competitors include other local, regional and national financial services providers, such as other financial holding companies, commercial banks, credit unions, finance companies and brokerage and insurance firms, including competitors that provide their products and services online. Many of our non-bank competitors are not subject to the same degree of regulation that we are and have advantages over us in providing certain services. Additionally, many of our competitors are significantly larger than we are and have greater access to capital and other resources. Failure to compete effectively for deposit, loan and other financial services customers in our markets could cause us to lose market share, slow our growth rate and have an adverse effect on our financial condition and results of operations.
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
Risks Related to Regulatory Compliance and Legal Matters
We are subject to extensive governmental regulation and supervision.
We are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of our operations. The regulations are primarily intended to protect depositors, customers and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or policies could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs of regulatory compliance and of doing business, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things, and could divert management’s time from other business activities. Failure to comply with applicable laws, regulations, policies or supervisory guidance could lead to enforcement and other legal actions by federal or state authorities, including criminal or civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, and/or damage to our reputation. The ramifications and uncertainties of the level of government intervention in the U.S. financial system could also adversely affect us.
Our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business, financial condition and results of operations.
Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Item 1A.  RISK FACTORS - continued
As disclosed in Part II, Item 9A “Controls and Procedures” of this Form 10-K, or Item 9A, a material weakness was identified in our internal control over financial reporting resulting from the inconsistent assessment of internally assigned risk weightings, which is one of several factors used to estimate the allowance for loan loss. The specific issues leading to these conclusions are described in Item 9A in “Management’s Report on Internal Control over Financial Reporting.”  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness identified in Item 9A did not result in any misstatement of our consolidated financial statements for any period presented. We will begin efforts to remediate the material weakness in the first quarter of 2018.  However, our remedial measures to address the material weakness may be insufficient and we may in the future discover areas of our internal controls that need improvement. Failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from errors, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operations and financial condition.
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

Item 1A.  RISK FACTORS - continued
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
The ownership interest of the existing holders of our common stock may be diluted to the extent our outstanding warrant is exercised. The warrant will remain outstanding until January 2019. There are 517,012 shares of common stock underlying the warrant, representing approximately 1.48 percent of the shares of our common stock outstanding as of December 31, 2017, including the shares issuable upon exercise of the warrant in total shares outstanding. The warrant holder has the right to vote any of the shares of common stock it receives upon exercise of the warrant.
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
Item 2.  PROPERTIES
We own a building in Indiana, Pennsylvania, located at 800 Philadelphia Street, which serves as our headquarters and executive and administrative offices and through which we offer community banking and wealth management services. In addition, we own a building in Indiana, Pennsylvania that serves as additional administrative offices. As of December 31, 2017, we lease two buildings in Indiana, Pennsylvania: one that houses both our data processing and technology center and one of our branches and one that houses our training center. We also offer our community banking services through 62 locations as of December 31, 3017, including 57 branches located in fifteen counties in Pennsylvania, of which 33 are owned and 29 are leased, including the aforementioned building that shares space with our data center. The other three community banking locations include one leased loan production office in Ohio, a leased branch located in Ohio, and a leased loan production office in western New York. We offer our wealth management services through two leased offices, one in Allegheny County, Pennsylvania and one in Westmoreland County, Pennsylvania, as well as through staff located within our banking offices to provide their services to our customers. Our operating leases and the one capital lease expire at various dates through the year 2055 and generally include options to renew. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s length bargaining. For additional information regarding the lease commitments, refer to Note 9 Premises and Equipment to the financial statements contained in Part II, Item 8 of this report.
Item 3.  LEGAL PROCEEDINGS
The nature of our business generates a certain amount of litigation which arises in the ordinary course of business. However, in management’s opinion, there are no proceedings pending that we are a party to or to which our property is subject that would be material in relation to our financial condition or results of operations. In addition, no material proceedings are pending nor are known to be threatened or contemplated against us by governmental authorities or other parties.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Prices and Dividend Information
Our common stock is listed on the NASDAQ Global Select Market System, or NASDAQ, under the symbol STBA. The high and low sale prices of common stock for each quarter during 2017 and 2016 is detailed in the table below and is based upon information obtained from NASDAQ. As of the close of business on January 31, 2018, we had 2,837 shareholders of record. Dividends paid by S&T are primarily provided from S&T Bank’s dividends to S&T. The payment of dividends by S&T Bank to S&T is subject to the restrictions described in Note 5 Dividend and Loan Restrictions of the Consolidated Financial Statements included in Part II, Item 8 of this Report. The cash dividends declared per share for each quarter during 2017 and 2016 are shown below.

	Price Range of Common Stock		Cash Dividends Declared
2017	Low	High
Fourth quarter	$38.16	$43.17	$0.22
Third quarter	33.92	39.94	0.20
Second quarter	32.48	37.94	0.20
First quarter	31.72	39.84	0.20
2016
Fourth quarter	$25.85	$39.65	$0.20
Third quarter	27.93	29.15	0.19
Second quarter	23.19	24.47	0.19
First quarter	25.60	26.05	0.19
Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Report.

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued
Five-Year Cumulative Total Return
The following chart compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index(1) and the NASDAQ Bank Index(2) assuming a $100 investment in each on December 31, 2012 and the reinvestment of dividends.

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
S&T Bancorp, Inc.	100.00	144.15	174.46	184.85	240.57	250.87
NASDAQ Composite	100.00	140.15	160.90	172.33	187.75	243.54
NASDAQ Bank	100.00	141.69	148.65	161.80	223.14	235.28
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

Item 6.  SELECTED FINANCIAL DATA
The tables below summarize selected consolidated financial data as of the dates or for the periods presented and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and the Consolidated Financial Statements and Supplementary Data in Part II, Item 8 of this Report. The below tables include the acquisition of Integrity Bancshares, Inc. beginning March 4, 2015.
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Total assets	$7,060,255	$6,943,053	$6,318,354	$4,964,686	$4,533,190
Securities available-for-sale, at fair value	698,291	693,487	660,963	640,273	509,425
Loans held for sale	4,485	3,793	35,321	2,970	2,136
Portfolio loans, net of unearned income	5,761,449	5,611,419	5,027,612	3,868,746	3,566,199
Goodwill	291,670	291,670	291,764	175,820	175,820
Total deposits	5,427,891	5,272,377	4,876,611	3,908,842	3,672,308
Securities sold under repurchase agreements	50,161	50,832	62,086	30,605	33,847
Short-term borrowings	540,000	660,000	356,000	290,000	140,000
Long-term borrowings	47,301	14,713	117,043	19,442	21,810
Junior subordinated debt securities	45,619	45,619	45,619	45,619	45,619
Total shareholders’ equity	884,031	841,956	792,237	608,389	571,306
CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Interest income	$260,642	$227,774	$203,548	$160,523	$153,756
Interest expense	34,909	24,515	15,997	12,481	14,563
Provision for loan losses	13,883	17,965	10,388	1,715	8,311
Net Interest Income After Provision for Loan Losses	211,850	185,294	177,163	146,327	130,882
Noninterest income	55,462	54,635	51,033	46,338	51,527
Noninterest expense	147,907	143,232	136,717	117,240	117,392
Net Income Before Taxes	119,405	96,697	91,479	75,425	65,017
Provision for income taxes	46,437	25,305	24,398	17,515	14,478
Net Income	$72,968	$71,392	$67,081	$57,910	$50,539

Item 6.  SELECTED FINANCIAL DATA - continued
SELECTED PER SHARE DATA AND RATIOS
Refer to Explanation of Use of Non-GAAP Financial Measures below for a discussion of common tangible book value, common return on average tangible common equity and the ratio of tangible common equity to tangible assets as non-GAAP financial measures.

	December 31,
	2017	2016	2015	2014	2013
Per Share Data
Earnings per common share—basic	$2.09	$2.06	$1.98	$1.95	$1.70
Earnings per common share—diluted	2.09	2.05	1.98	1.95	1.70
Dividends declared per common share	0.82	0.77	0.73	0.68	0.61
Dividend payout ratio	39.15%	37.52%	36.47%	34.89%	35.89%
Common book value	$25.28	$24.12	$22.76	$20.42	$19.21
Common tangible book value (non-GAAP)	16.87	15.67	14.26	14.46	13.22
Profitability Ratios
Common return on average assets	1.03%	1.08%	1.13%	1.22%	1.12%
Common return on average equity	8.37%	8.67%	8.94%	9.71%	9.21%
Common return on average tangible common equity (non-GAAP)	12.77%	13.71%	14.39%	14.02%	13.94%
Capital Ratios
Common equity/assets	12.52%	12.13%	12.54%	12.25%	12.60%
Tangible common equity/tangible assets (non-GAAP)	8.72%	8.23%	8.24%	9.00%	9.03%
Tier 1 leverage ratio	9.17%	8.98%	8.96%	9.80%	9.75%
Common equity tier 1	10.71%	10.04%	9.77%	11.81%	11.79%
Risk-based capital—tier 1	11.06%	10.39%	10.15%	12.34%	12.37%
Risk-based capital—total	12.55%	11.86%	11.60%	14.27%	14.36%
Asset Quality Ratios
Nonaccrual loans/loans	0.42%	0.76%	0.70%	0.32%	0.63%
Nonperforming assets/loans plus OREO	0.42%	0.77%	0.71%	0.33%	0.64%
Allowance for loan losses/total portfolio loans	0.98%	0.94%	0.96%	1.24%	1.30%
Allowance for loan losses/nonperforming loans	236%	124%	136%	385%	206%
Net loan charge-offs/average loans	0.18%	0.25%	0.22%	0.00%	0.25%

Item 6.  SELECTED FINANCIAL DATA - continued
Explanation of Use of Non-GAAP Financial Measures
In addition to traditional measures presented in accordance with GAAP, our management uses, and this Report contains or references, certain non-GAAP financial measures identified below. We believe these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and our business and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although we believe that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies.
We believe the presentation of net interest income on a FTE basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Net Income is reconciled to net interest income adjusted to a FTE basis in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in this Report.
The efficiency ratio is noninterest expense divided by noninterest income plus net interest income, on a FTE basis, which ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.
Common tangible book value, common return on average tangible common equity and the ratio of tangible common equity to tangible assets exclude goodwill and other intangible assets in order to show the significance of the tangible elements of our assets and common equity. Total assets and total average assets are reconciled to total tangible assets and total tangible average assets. Total shareholders equity and total average shareholders equity are also reconciled to total tangible common equity and total tangible average common equity. These measures are consistent with industry practice.

Item 6.  SELECTED FINANCIAL DATA - continued
RECONCILIATIONS OF GAAP TO NON-GAAP RATIOS

	December 31
(dollars in thousands)	2017	2016	2015	2014	2013
Common tangible book value (non-GAAP)
Total shareholders' equity	$884,031	$841,956	$792,237	$608,389	$571,306
Less: goodwill and other intangible assets	(295,347)	(296,580)	(298,289)	(178,451)	(179,580)
Tax effect of other intangible assets	1,287	1,719	2,284	921	1,316
Tangible common equity (non-GAAP)	589,971	547,095	496,232	430,859	393,042
Common shares outstanding	34,972	34,913	34,810	29,796	29,734
Common tangible book value (non-GAAP)	$16.87	$15.67	$14.26	$14.46	$13.22
Common return on average tangible common equity (non-GAAP)
Net income	$72,968	$71,392	$67,081	$57,910	$50,539
Plus: amortization of intangibles	1,233	1,615	1,818	1,129	1,590
Tax effect of amortization of intangibles	(432)	(565)	(636)	(395)	(556)
Net income before amortization of intangibles	73,769	72,442	68,263	58,644	51,573
Total average shareholders’ equity (GAAP Basis)	872,130	823,607	750,069	596,155	548,771
Less: average goodwill and average other intangible assets	(295,937)	(297,377)	(278,130)	(178,990)	(180,338)
Tax effect of other intangible assets	1,493	1,992	2,283	1,109	1,581
Tangible average common equity (non-GAAP)	$577,686	$528,222	$474,222	$418,274	$370,014
Common return on average tangible common equity (non-GAAP)	12.77%	13.71%	14.39%	14.02%	13.94%
Efficiency Ratio (non-GAAP)
Noninterest expense	147,907	143,232	136,717	117,240	117,392

Net interest income per consolidated statements of net income	225,733	203,259	187,551	148,042	139,193
Plus: taxable equivalent adjustment	7,493	7,043	6,123	5,461	4,850
Noninterest income	55,462	54,635	51,033	46,338	51,527
Less: securities (gains) losses, net	(3,000)	—	34	(41)	(5)
Net interest income (FTE) (non-GAAP) plus noninterest income	285,688	264,938	244,742	199,801	195,566
Efficiency ratio (non-GAAP)	51.77%	54.06%	55.86%	58.68%	60.03%
Tangible common equity (non-GAAP)
Total shareholders' equity (GAAP basis)	$884,031	$841,956	$792,237	$608,389	$571,306
Less: goodwill and other intangible assets	(295,347)	(296,580)	(298,289)	(178,451)	(179,580)
Tax effect of other intangible assets	1,287	1,719	2,284	921	1,316
Tangible common equity (non-GAAP)	589,971	547,095	496,232	430,859	393,042
Total assets (GAAP basis)	7,060,255	6,943,053	6,318,354	4,964,686	4,533,190
Less: goodwill and other intangible assets	(295,347)	(296,580)	(298,289)	(178,451)	(179,580)
Tax effect of other intangible assets	1,287	1,719	2,284	921	1,316
Tangible assets (non-GAAP)	$6,766,195	$6,648,192	$6,022,349	$4,787,156	$4,354,926
Tangible common equity/tangible assets (non-GAAP)	8.72%	8.23%	8.24%	9.00%	9.03%

Item 6.  SELECTED FINANCIAL DATA - continued
On December 22, 2017, H.R.1, originally known as the Tax Cuts and Jobs Act, or Tax Act, was signed into law. We made certain tax adjustments to reflect the impact of the Tax Act in our 2017 income tax expense for the year ended December 31, 2017. An adjustment of $13.4 million was made for the re-measurement of our deferred tax assets and liabilities as a result of the new corporate rate of 21 percent, rather than the pre-enactment rate of 35 percent. We believe the $13.4 million non-cash tax expense impacts comparability to prior year financial measurements and results and therefore present certain non-GAAP financial measures excluding the impact of this amount. These non-GAAP measures exclude the net deferred tax asset, or DTA, re-measurement and are reconciled to the GAAP measures below:

(dollars in thousands)	2017
Diluted Earnings Per Share
Net Income	$72,968
Plus: DTA re-measurement	13,433
Adjusted net Income (non-GAAP)	$86,401
Average shares outstanding - diluted	34,955
Diluted adjusted earnings per share (non-GAAP)	$2.47
Return on Average Assets
Net income	$72,968
Plus: DTA re-measurement	13,433
Adjusted net Income (non-GAAP)	$86,401

Average assets	$7,060,232
Plus: DTA re-measurement	589
Adjusted average assets (non-GAAP)	$7,060,821
Adjusted return on average assets (non-GAAP)	1.22%
Return on Average Shareholders' Equity
Net income	$72,968
Plus: DTA re-measurement	13,433
Adjusted net Income (non-GAAP)	$86,401

Total average shareholders’ equity (GAAP Basis)	$872,130
Less: DTA re-measurement	589
Adjusted average equity (non-GAAP)	$872,719
Adjusted return on average equity (non-GAAP)	9.90%
Return on Average Tangible Shareholders' Equity
Net income	$72,968
Plus: DTA re-measurement	13,433
Adjusted net Income (non-GAAP)	$86,401
Plus: amortization of intangibles	1,233
Tax effect of amortization of intangibles	(432)
Adjusted net income before amortization of intangibles	$87,202

Average total shareholders' equity	$872,130
Plus: DTA re-measurement	589
Less: average goodwill and other intangible assets	(295,937)
Tax effect of average goodwill and other intangible assets	1,493
Adjusted average tangible equity (non-GAAP)	$578,275
Adjusted return on average tangible shareholders' equity (non-GAAP)	15.08%

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
Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations. Forward looking statements are typically identified by words or phrases such as “will likely result”, “expect”, “anticipate”, “estimate”, “forecast”, “project”, “intend”, “ believe”, “assume”, “strategy”, “trend”, “plan”, “outlook”, “outcome”, “continue”, “remain”, “potential”, “opportunity”, “believe”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”, “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses, cyber-security concerns; rapid technological developments and changes; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight; legislation affecting the financial services industry as a whole, and S&T, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; general economic or business conditions; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses. Many of these factors, as well as other factors, are described elsewhere in this report, including Part I, Item 1A, Risk Factors and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our most significant accounting policies are presented in Note 1 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Report. These policies, along with the disclosures presented in the Notes to Consolidated Financial Statements, provide information on how significant assets and liabilities are valued in the Consolidated Financial Statements and how those values are determined.
We view critical accounting policies to be those which are highly dependent on subjective or complex estimates, assumptions and judgments and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. We currently view the determination of the allowance for loan losses, or ALL, income taxes, securities valuation and goodwill and other intangible assets to be critical accounting policies. During 2017, we did not significantly change the manner in which we applied our critical accounting policies or developed related assumptions or estimates. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee.
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
In conjunction with our annual review of the ALL assumptions, we have updated our analysis of LEPs for our Commercial and Consumer loan portfolio segments using our loan charge-off history. No changes were made to our LEP assumptions in 2017. We estimate the LEP to be 3 years for CRE, 4 years for construction and 1.25 years for C&I. Our analysis resulted in an LEP for Consumer Real Estate of 2.75 years and Other Consumer of 1.25 years.
Another key assumption is the look-back period, or LBP, which represents the historical data period utilized to calculate loss rates. We used 8.5 years for our LBP for all portfolio segments which encompasses our loss experience during the Financial Crisis, and our more recent improved loss experience.
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
Our ALL Committee meets at least quarterly to verify the overall adequacy of the ALL. Additionally, on an annual basis, the ALL Committee meets to validate our ALL methodology. This validation includes reviewing the loan segmentation, LEP, LBP and the qualitative framework. As a result of this ongoing monitoring process, we may make changes to our ALL to be responsive to the economic environment.
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
On December 22, 2017, H.R.1, originally known as the Tax Cuts and Jobs Act, or Tax Act, was signed into law. The Tax Act includes significant changes to the U.S. corporate income tax system including a federal corporate rate reduction from 35 percent to 21 percent. In connection with our analysis of the impact of the Tax Act, we recorded an adjustment of $13.4 million for re-measurement of our deferred tax assets and liabilities as a result of the corporate rate reduction.
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
Securities Valuation
We determine the appropriate classification of securities at the time of purchase. All securities, including both debt and equity securities, are classified as available-for-sale. These securities are carried at fair value, with net unrealized gains and losses deemed to be temporary and reported separately as a component of other comprehensive income (loss), net of tax. We obtain fair values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. We validate prices received from our pricing service through comparison to a secondary pricing service and broker quotes. We review the methodologies of the pricing service which provides us with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of our debt securities. Realized gains and losses on the sale of available-for-sale securities and other-than-temporary impairment, or OTTI, charges are recorded within noninterest income in the Consolidated Statements of Net Income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We perform a quarterly review of our securities to identify those that may indicate an OTTI. Our policy for OTTI within the marketable equity securities portfolio generally requires an impairment charge when the security is in a loss position for 12 consecutive months, unless facts and circumstances would suggest the need for an OTTI prior to that time. Our policy for OTTI within the debt securities portfolio is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its estimated fair value and whether we intend to sell the investment security or if it is more likely than not that we will be required to sell the security prior to the security’s recovery. If the impairment is considered other-than-temporary based on management’s review, the impairment must be separated into credit and non-credit portions. The credit component is recognized in the Consolidated Statements of Net Income and the non-credit component is recognized in other comprehensive income (loss), net of applicable taxes. We do not believe that any individual unrealized loss as of December 31, 2017 represents an OTTI. If the financial markets experience deterioration, charges to income could occur in future periods.
Goodwill and Other Intangible Assets
As a result of acquisitions, we have recorded goodwill and identifiable intangible assets in our Consolidated Balance Sheets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We account for business combinations using the acquisition method of accounting.
We have three reporting units: Community Banking, Insurance and Wealth Management. Existing goodwill relates to value inherent in the Community Banking and Insurance reporting units and that value is dependent upon our ability to provide quality, cost-effective services in the face of competition from other market participants. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services. As such, goodwill value is supported ultimately by profitability that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could adversely impact our earnings in future periods
The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if it is determined that a triggering event has occurred. We first assess qualitatively whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative assessment considers such factors as macroeconomic conditions, market conditions specifically related to the banking industry, our overall financial performance and various other factors. If we determine that it is more likely than not that the fair value is less than the carrying amount, we proceed to test for impairment. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. If the estimated fair value of a reporting unit is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess. We completed the annual goodwill impairment assessment as required in 2017, 2016 and 2015; the results indicated that the fair value of each reporting unit exceeded the carrying value.
Based upon the results of our qualitative assessment performed for our annual impairment analysis, we concluded that it is more likely than not that the fair value of the reporting units exceeds the carrying value. Both the national economy and the local economies in our markets have shown improvement over the past couple of years. General economic activity and key indicators such as housing and unemployment continue to show improvement. While still challenging, the banking environment continues to improve with better asset quality, improved earnings and generally better stock prices. Activity in mergers and acquisitions demonstrated that there is premium value on banking franchises and a number of banks of our size have been able to access the capital markets over the past year. Our stock traded above book value for all of 2017. Additionally, our overall performance remains strong, and we have not identified any other facts or circumstances that would cause us to conclude that it is more likely than not that the fair value of each of the reporting units would be less than the carrying value of the reporting unit.
We determine the amount of identifiable intangible assets based upon independent core deposit and insurance contract valuations at the time of acquisition. Intangible assets with finite useful lives, consisting primarily of core deposit and customer list intangibles, are amortized using straight-line or accelerated methods over their estimated weighted average useful lives, ranging from 10 to 20 years. Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No such events or changes in circumstances occurred during the years ended December 31, 2017, 2016 and 2015.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The financial services industry and securities markets can be adversely affected by declining values. If economic conditions result in a prolonged period of economic weakness in the future, our business may be adversely affected. In the event that we determine that either our goodwill or finite-lived intangible assets are impaired, recognition of an impairment charge could have a significant adverse impact on our financial position or results of operations in the period in which the impairment occurs.
Recent Accounting Pronouncements and Developments
Note 1 Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Report, discusses new accounting pronouncements that we have adopted and the expected impact of accounting pronouncements recently issued or proposed, but not yet required to be adopted.
Executive Overview
We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $7.1 billion at December 31, 2017. We operate bank branches in Pennsylvania and Ohio and loan production offices in Pennsylvania, Ohio and New York. We provide a full range of financial services with retail and commercial banking products, cash management services, trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
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
Our major accomplishments during 2017 included:

•
We had record net income for 2017 of $73.0 million, or $2.09 per diluted share, surpassing our 2016 record net income of $71.4 million, or $2.05 per diluted share. On a non-GAAP basis, excluding the net DTA re-measurement of $13.4 million, or $0.38 per diluted share, full year 2017 net income increased 21 percent to $86.4 million, or $2.47 per diluted share. Return on average assets was 1.22 percent and return on average equity was 9.90 percent for 2017.

•
During 2017, our asset quality metrics improved with a decrease in nonperforming loans of $18.7 million, or 43.9 percent, and net loan charge-offs to average loans decreased to 0.18 percent compared to 0.25 percent in 2016.

•	We successfully executed our expense control strategies in 2017 improving our efficiency ratio (non-GAAP) of 51.77 percent compared to 54.06 percent for 2016.
Our focus continues to be on organic loan and deposit growth and implementing opportunities to increase fee income while closely monitoring our operating expenses and asset quality. We are focused on executing our strategy to successfully build our brand and grow our business in all of our markets. We have benefited from recent increases in short-term interest rates and expect to benefit from any future increases. We also anticipate that the reduced corporate net income tax rate due to the Tax Act will improve our financial performance.
Net income adjusted to exclude the net DTA re-measurement and the efficiency ratio are non-GAAP measures. Refer to Explanation of Use of Non-GAAP Financial Measures in Part II, Item 6 Selected Financial Data of this Report for a reconciliation to the most directly comparable GAAP measures.
Results of Operations
Year Ended December 31, 2017
Earnings Summary
On December 22, 2017, the Tax Act was signed into law. At the date of enactment, we were required to re-measure our deferred tax assets and liabilities, or net DTA, at the new lower corporate tax rate of 21 percent. We made a tax adjustment to re-measure our deferred tax assets and liabilities for the impact of the Tax Act that decreased 2017 net income by $13.4 million, or $0.38 per diluted share. The tax adjustment was recognized as an increase to our income tax expense in the fourth quarter of 2017. The new corporate tax rate of 21 percent is effective for tax years beginning January 1, 2018.
Net income increased $1.6 million, or 2.2 percent, to $73.0 million, or $2.09 per diluted share, in 2017 compared to $71.4 million or $2.05 per diluted share in 2016. The increase in net income was primarily due to an increase in net interest income of $22.5 million, or 11.1 percent, a decrease in the provision for loan losses of $4.1 million, or 22.7 percent, and an increase in security gains of $3.0 million. This was offset by increases of $4.7 million in noninterest expense and $21.1 million in the provision for income taxes.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net interest income increased $22.5 million, or 11.1 percent, to $226 million compared to $203 million in 2016. The increases in short-term interest rates in 2017 positively impacted both net interest income and net interest margin during 2017. The increase in net interest income was primarily due to an increase in average interest-earning assets of $483 million, or 8.0 percent, offset by an increase in average interest-bearing liabilities of $356 million, or 8.0 percent, compared to 2016. The increase in average interest-earning assets primarily related to organic growth with average loans increasing $438 million, or 8.2 percent, during 2017. Most of this growth was in our commercial loan portfolio. The increases in average interest-bearing liabilities were mainly due to deposit growth and an increase in short-term borrowings. Average deposits increased $162 million, or 4.2 percent, and average borrowings increased $194 million, or 34.5 percent, for 2017. Net interest margin, on a fully taxable-equivalent, or FTE, basis (non-GAAP), increased nine basis points to 3.56 percent in 2017 compared to 3.47 percent for 2016.
The provision for loan losses decreased $4.1 million, or 22.7 percent, to $13.9 million during 2017 compared to $18.0 million in 2016. The lower provision for loan losses was due to decreases in net loan charge-offs and nonperforming loans and a decline in impaired loan balances and the related specific reserves. Net loan charge-offs decreased $3.0 million to $10.3 million, or 0.18 percent of average loans, for 2017 compared to $13.3 million, or 0.25 percent of average loans, in 2016. Impaired loans decreased $15.1 million, or 36 percent, with a decline in specific reserves of $0.7 million compared to 2016.
Total noninterest income increased $0.9 million to $55.5 million compared to $54.6 million in 2016. The increase in noninterest income was primarily due security gains of $3.0 million, a bank owned life insurance, or BOLI, claim of $0.7 million and a $1.0 million gain on a branch sale during 2017, compared to a gain of $2.1 million on the sale of our credit card portfolio and a $1.0 million pension curtailment gain in 2016.
Total noninterest expense increased $4.7 million to $148 million for 2017 compared to $143 million for 2016. The increase was mainly due to an increase in salaries and employee benefits of $3.5 million primarily due to annual merit increases, higher incentive costs and higher medical costs offset by lower pension expense.
The provision for income taxes increased $21.1 million to $46.4 million compared to $25.3 million in 2016. The increase was primarily due to the non-cash tax adjustment of $13.4 million for the re-measurement of our deferred tax assets and liabilities as a result of the corporate rate reduction, which was recorded as an increase to income tax expense and higher pre-tax income in 2017 compared to 2016.
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
The following table reconciles interest income per the Consolidated Statements of Net Income to net interest income and rates on a FTE basis for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Total interest income	$260,642	$227,774	$203,548
Total interest expense	34,909	24,515	15,997
Net interest income per consolidated statements of net income	225,733	203,259	187,551
Adjustment to FTE basis	7,493	7,043	6,123
Net Interest Income (FTE) (non-GAAP)	$233,226	$210,302	$193,674
Net interest margin	3.45%	3.35%	3.45%
Adjustment to FTE basis	0.11	0.12	0.11
Net Interest Margin (FTE) (non-GAAP)	3.56%	3.47%	3.56%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

	2017			2016			2015
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$56,344	$578	1.03%	$41,810	$207	0.50%	$66,101	$165	0.25%
Securities available-for-sale, at fair value	698,460	17,320	2.48%	676,696	16,306	2.41%	654,655	16,246	2.48%
Loans held for sale	14,607	581	3.98%	14,255	814	5.71%	8,272	349	4.22%
Commercial real estate	2,638,766	114,484	4.34%	2,344,050	96,814	4.13%	2,026,206	83,469	4.12%
Commercial and industrial	1,425,421	61,976	4.35%	1,348,287	53,629	3.98%	1,209,020	46,175	3.82%
Commercial construction	426,574	17,384	4.08%	400,997	14,788	3.69%	330,821	13,249	4.00%
Total commercial loans	4,490,761	193,844	4.32%	4,093,334	165,231	4.04%	3,566,047	142,893	4.01%
Residential mortgage	699,843	28,741	4.11%	668,236	27,544	4.12%	577,294	24,458	4.24%
Home equity	484,023	20,866	4.31%	477,011	19,213	4.03%	451,755	18,139	4.02%
Installment and other consumer	69,163	4,521	6.54%	64,960	4,136	6.37%	82,972	5,764	6.95%
Consumer construction	4,631	201	4.35%	7,038	287	4.08%	6,092	256	4.21%
Total consumer loans	1,257,660	54,329	4.32%	1,217,245	51,180	4.20%	1,118,113	48,617	4.35%
Total portfolio loans	5,748,421	248,173	4.32%	5,310,579	216,411	4.08%	4,684,160	191,510	4.09%
Total Loans	$5,763,028	$248,754	4.32%	$5,324,834	$217,225	4.08%	$4,692,432	$191,859	4.09%
Federal Home Loan Bank and other restricted stock	31,989	1,483	4.64%	23,811	1,079	4.53%	19,672	1,401	7.12%
Total Interest-earning Assets	6,549,821	268,135	4.09%	6,067,151	234,817	3.87%	5,432,860	209,671	3.86%
Noninterest-earning assets	510,411			521,104			509,236
Total Assets	$7,060,232			$6,588,255			$5,942,096
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$637,526	$1,418	0.22%	$651,118	$1,088	0.17%	$623,232	$888	0.14%
Money market	994,783	7,853	0.79%	735,159	3,222	0.44%	574,102	1,229	0.21%
Savings	988,504	2,081	0.21%	1,039,664	2,002	0.19%	1,072,683	1,712	0.16%
Certificates of deposit	1,439,711	13,978	0.97%	1,472,613	13,380	0.91%	1,252,798	9,115	0.73%
Total Interest-bearing deposits	4,060,524	25,330	0.62%	3,898,554	19,692	0.51%	3,522,815	12,944	0.37%
Securities sold under repurchase agreements	46,662	54	0.12%	51,021	5	0.01%	44,394	4	0.01%
Short-term borrowings	644,864	7,399	1.15%	414,426	2,713	0.65%	257,117	932	0.36%
Long-term borrowings	18,057	463	2.57%	50,257	670	1.33%	83,648	790	0.94%
Junior subordinated debt securities	45,619	1,663	3.65%	45,619	1,435	3.14%	47,071	1,327	2.82%
Total borrowings	755,202	9,579	1.27%	561,323	4,823	0.86%	432,230	3,053	0.71%
Total Interest-bearing Liabilities	4,815,726	34,909	0.72%	4,459,877	24,515	0.55%	3,955,045	15,997	0.40%
Noninterest-bearing liabilities	1,372,376			1,304,771			1,236,984
Shareholders’ equity	872,130			823,607			750,069
Total Liabilities and Shareholders’ Equity	$7,060,232	34,909		$6,588,255			$5,942,098
Net Interest Income (2)(3)		$233,226			$210,302			$193,674
Net Interest Margin (2)(3)			3.56%			3.47%			3.56%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2017, 2016 and 2015.
(3)Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2017 Compared to 2016 Increase (Decrease) Due to			2016 Compared to 2015 Increase (Decrease) Due to
(dollars in thousands)	Volume(4)	Rate(4)	Net	Volume(4)	Rate(4)	Net
Interest earned on:
Interest-bearing deposits with banks	$72	$299	$371	$(61)	$103	$42
Securities available-for-sale, at fair value(2)(3)	524	490	1,014	547	(487)	60
Loans held for sale	20	(253)	(233)	252	213	465
Commercial real estate	12,172	5,498	17,670	13,093	252	13,345
Commercial and industrial	3,068	5,279	8,347	5,319	2,135	7,454
Commercial construction	943	1,653	2,596	2,810	(1,271)	1,539
Total commercial loans	16,183	12,430	28,613	21,222	1,116	22,338
Residential mortgage	1,303	(106)	1,197	3,853	(767)	3,086
Home equity	282	1,371	1,653	1,014	60	1,074
Installment and other consumer	268	117	385	(1,251)	(377)	(1,628)
Consumer construction	(98)	12	(86)	40	(9)	31
Total consumer loans	1,755	1,394	3,149	3,656	(1,093)	2,563
Total portfolio loans	17,938	13,824	31,762	24,878	23	24,901
Total loans (1)(2)	17,958	13,571	31,529	25,130	236	25,366
Federal Home Loan Bank and other restricted stock	371	33	404	295	(617)	(322)
Change in Interest Earned on Interest-earning Assets	$18,925	$14,393	$33,318	$25,911	$(765)	$25,146
Interest paid on:
Interest-bearing demand	$(23)	$353	$330	$40	$160	$200
Money market	1,138	3,493	4,631	345	1,648	1,993
Savings	(99)	178	79	(53)	343	290
Certificates of deposit	(299)	897	598	1,599	2,666	4,265
Total interest-bearing deposits	717	4,921	5,638	1,931	4,817	6,748
Securities sold under repurchase agreements	—	49	49	1	—	1
Short-term borrowings	1,509	3,177	4,686	570	1,211	1,781
Long-term borrowings	(429)	222	(207)	(315)	195	(120)
Junior subordinated debt securities	—	228	228	(41)	149	108
Total borrowings	1,080	3,676	4,756	215	1,555	1,770
Change in Interest Paid on Interest-bearing Liabilities	$1,797	$8,597	$10,394	$2,146	$6,372	$8,518
Change in Net Interest Income	$17,128	$5,796	$22,924	$23,765	$(7,137)	$16,628
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on a FTE basis using the statutory federal corporate income tax rate of 35 percent for 2017, 2016 and 2015.
(3)Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Net interest income on a FTE basis increased $22.9 million, or 10.9 percent, compared to 2016. The increase was primarily due to organic loan growth and higher short-term interest rates. The net interest margin on a FTE basis increased nine basis points to 3.56 percent compared to 3.47 percent for 2016.
Interest income on a FTE basis increased $33.3 million, or 14.2 percent, compared to 2016. The increase is primarily due to an increase in average interest-earning assets of $483 million and higher short-term interest rates. Average loan balances increased $438 million due to organic growth, primarily in the commercial loan portfolio. The average rate earned on loans increased 24 basis points primarily due to higher short-term interest rates. Average interest-bearing deposits with banks, which is primarily cash at the Federal Reserve increased $14.5 million and the average rate earned increased 53 basis points due to higher short-term interest rates. Average securities increased $21.8 million with no significant change to the rate. Overall, the FTE rate on interest-earning assets increased 22 basis points compared to 2016.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest expense increased $10.4 million compared to 2016. The increase was primarily due to an increase in average interest-bearing liabilities of $356 million and higher short-term interest rates. Average interest-bearing deposits increased $162 million due to sales efforts and rate promotions. Average money market account balances increased $260 million and the average rate paid increased 35 basis points due to higher short-term interest rates. Average total borrowings increased $194 million to provide funding for loan growth. Short-term borrowings increased $230 million and the average rate paid increased 50 basis points due to higher short-term interest rates. Overall, the cost of interest-bearing liabilities increased 17 basis points compared to 2016.
Provision for Loan Losses
The provision for loan losses is the amount to be added to the ALL after net loan charge-offs have been deducted to bring the ALL to a level determined to be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses decreased $4.1 million, or 22.7 percent, to $13.9 million for 2017 compared to $18.0 million for 2016. This decrease in the provision for loan losses is primarily related to decreases in net loan charge-offs and nonperforming loans and lower impaired loan balances and the related specific reserves.
Net charge-offs decreased $3.0 million, or 23 percent, to $10.3 million, or 0.18 percent of average loans in 2017, compared to $13.3 million, or 0.25 percent of average loans in 2016. Total nonperforming loans decreased $18.7 million to $23.9 million, or 0.42 percent of total loans at December 31, 2017, compared to $42.6 million, or 0.76 percent of total loans at December 31, 2016. Impaired loan balances decreased $15.1 million, or 36 percent, to $26.8 million at December 31, 2017 compared to $41.9 million at December 31, 2016 with a decrease in specific reserves of $0.7 million compared to December 31, 2016. The decrease primarily related to two large commercial nonperforming, impaired loans that paid off during 2017 that totaled $10.5 million. The $0.7 million decrease in specific reserves was primarily related to the release of reserve related to a C&I loan.
The ALL at December 31, 2017, was $56.4 million, or 0.98 percent of total portfolio loans, compared to $52.8 million, or 0.94 percent of total portfolio loans at December 31, 2016. The increase in the level of the reserve is partly due to portfolio loan growth of $150 million during 2017. Refer to the Allowance for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, for further details.
Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Securities gains, net	$3,000	$—	$3,000	NM
Service charges on deposit accounts	12,458	12,512	(54)	(0.4)%
Debit and credit card	12,029	11,943	86	0.7%
Wealth management	9,758	10,456	(698)	(6.7)%
Insurance	5,418	5,253	165	3.1%
Mortgage banking	2,915	2,879	36	1.3%
Bank owned life insurance	2,756	2,122	634	29.9%
Gain on sale of credit card portfolio	—	2,066	(2,066)	NM
Other Income:
Letter of credit origination	1,018	1,154	(136)	(11.8)%
Interest rate swap	503	977	(474)	(48.5)%
Curtailment gain	—	1,017	(1,017)	NM
Other	5,607	4,256	1,351	31.7%
Total Other Noninterest Income	7,128	7,404	(276)	(3.7)%
Total Noninterest Income	$55,462	$54,635	$827	1.5%
NM- percentage change not meaningful
Noninterest income increased $0.8 million, or 1.5 percent, in 2017 compared to 2016. Net gains on the sale of securities and a $1.0 million gain from the sale of a branch in 2017 were mostly offset by a $2.1 million decrease related to the gain on the sale of our credit card portfolio and a $1.0 million defined benefit plan curtailment gain in 2016. The curtailment gain was due to an amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The decrease in wealth management fees of $0.7 million is primarily due to a decline in advisory fees related to the dissolution of the mutual fund, compared to the prior year. The increase in bank owned life insurance income, or BOLI, income related to a $0.7 million claim during the third quarter of 2017. Interest rate swap fees from our commercial customers decreased $0.5 million compared to the prior year due to a decrease in customer demand for this product.
On January 1, 2018, we sold a majority interest in S&T Evergreen Insurance, LLC, a subsidiary of S&T Insurance Group. Our insurances fees will decrease in future periods along with a corresponding decrease in operating expenses.
Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$80,776	$77,325	$3,451	4.5%
Net occupancy	10,994	11,057	(63)	(0.6)%
Data processing	8,801	8,837	(36)	(0.4)%
Furniture, equipment and software	7,946	7,290	656	9.0%
FDIC insurance	4,543	3,984	559	14.0%
Other taxes	4,509	4,050	459	11.3%
Professional services and legal	4,096	3,466	630	18.2%
Marketing	3,659	3,713	(54)	(1.5)%
Other expenses:
Joint venture amortization	3,048	3,283	(235)	(7.2)%
Telecommunications	2,572	2,693	(121)	(4.5)%
Loan related expenses	2,547	1,752	795	45.4%
Amortization of intangibles	1,247	1,615	(368)	(22.8)%
Supplies	1,233	1,350	(117)	(8.7)%
Postage	1,128	1,118	10	0.9%
Other	10,808	11,699	(891)	(7.6)%
Total Other Noninterest Expense	22,583	23,510	(927)	(3.9)%
Total Noninterest Expense	$147,907	$143,232	$4,675	3.3%
NM - percentage not meaningful
Noninterest expense increased $4.7 million, or 3.3 percent, to $148 million in 2017 compared to 2016. Salaries and employee benefits increased $3.5 million during 2017 primarily due to annual merit increases, higher incentive costs and higher medical claims. Incentive expense increased $3.0 million due to a higher number of participants and strong performance in 2017. Medical expense increased $0.4 million primarily due to higher claims. These increases were offset by a decrease in pension expense of $1.7 million related to the amendment in 2016 to freeze benefit accruals for all participants in our defined benefit pension plans.
The increase of $0.7 million in furniture and equipment expense compared to 2016 was mainly due to technology upgrades. Professional services and legal expense increased $0.6 million mainly related to the sale of our subsidiary, S&T Evergreen Insurance, effective January 1, 2018 and a branch sale during 2017. FDIC insurance increased $0.6 million due to growth and other taxes increased $0.5 million due to higher sales tax. Loan related expense increased $0.8 million due to expense recoveries during 2016 on impaired loans. Other noninterest expense decreased $0.9 million primarily related to lower processing charges for credit cards due to the sale of the credit card portfolio in 2016.
Our efficiency ratio (non-GAAP), which measures noninterest expense as a percent of noninterest income plus net interest income, on a FTE basis, excluding security gains/losses, was 51.77 percent for 2017 and 54.06 percent for 2016. Refer to Explanation of Use of Non-GAAP Financial Measures in Item 6. Selected Financial Data in this Report for a discussion of this non-GAAP financial measure.
Federal Income Taxes
We recorded a federal income tax provision of $46.4 million in 2017 compared to $25.3 million in 2016, an increase of $21.1 million. Our 2017 income tax provision increased by $13.4 million due to the re-measurement of our deferred tax assets and liabilities at the new corporate income tax rate of 21 percent enacted as part of the Tax Act on December 22, 2017. The remainder of the increase in tax provision was primarily due to higher pretax earnings.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The effective tax rate, which is total tax expense as a percentage of pretax income, increased to 38.9 percent in 2017 compared to 26.2 percent in 2016. Historically, we have generated an annual effective tax rate that is less than the pre-tax reform statutory rate of 35 percent due to benefits resulting from tax-exempt interest, excludable dividend income, tax-exempt income on bank owned life insurance, or BOLI, and tax benefits associated with Low Income Housing Tax Credits, or LIHTC. However, due to the 2017 enactment of the Tax Act, our net DTA re-measurement of $13.4 million increased our effective tax rate by 11.3 percent in 2017. In 2018, our annual effective tax rate is anticipated to be less than the new corporate rate of 21 percent due to similar tax benefits listed above.
Results of Operations
Year Ended December 31, 2016
Earnings Summary
Net income increased $4.3 million, or 6.4 percent, to $71.4 million, or $2.05 per diluted share, in 2016 compared to $67.1 million, or $1.98 per diluted share, in 2015. The timing of the Integrity merger, or Merger, on March 4, 2015 has impacted the comparability of financial results for the full year December 31, 2016 and the full year December 31, 2015 due to only ten months of Integrity results and merger-related expenses being included in earnings in 2015. The increase in net income was primarily due to increases in net interest income of $15.7 million, or 8.4 percent, and noninterest income of $3.6 million, or 7.1 percent, partially offset by increases in our provision for loan losses of $7.6 million and noninterest expenses of $6.5 million. Noninterest expense included $3.2 million of merger-related expenses during 2015 and no merger-related expenses during the year ended December 31, 2016.
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table reconciles interest income per the Consolidated Statements of Net Income to net interest income and rates adjusted to a FTE basis for the periods presented:

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Total interest income	$227,774	$203,549	$160,523
Total interest expense	24,515	15,998	12,481
Net interest income per consolidated statements of net income	203,259	187,551	148,042
Adjustment to FTE basis	7,043	6,123	5,461
Net Interest Income (FTE) (non-GAAP)	$210,302	$193,674	$153,503
Net interest margin	3.35%	3.45%	3.38%
Adjustment to FTE basis	0.12%	0.11%	0.12%
Net Interest Margin (FTE) (non-GAAP)	3.47%	3.56%	3.50%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

	2016			2015			2014
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$41,810	$207	0.50%	$66,101	$165	0.25%	$93,645	$234	0.25%
Securities available-for-sale, at fair value	676,696	16,306	2.41%	654,655	16,246	2.48%	571,263	14,736	2.58%
Loans held for sale	14,255	814	5.71%	8,272	349	4.22%	1,436	82	5.69%
Commercial real estate	2,344,050	96,814	4.13%	2,026,206	83,469	4.12%	1,635,099	64,030	3.92%
Commercial and industrial	1,348,287	53,629	3.98%	1,209,020	46,175	3.82%	920,665	37,701	4.09%
Commercial construction	400,997	14,788	3.69%	330,821	13,249	4.00%	177,912	5,572	3.13%
Total commercial loans	4,093,334	165,231	4.04%	3,566,047	142,893	4.01%	2,733,676	107,303	3.93%
Residential mortgage	668,236	27,544	4.12%	577,294	24,458	4.24%	489,294	20,089	4.11%
Home equity	477,011	19,213	4.03%	451,755	18,139	4.02%	414,905	17,875	4.31%
Installment and other consumer	64,960	4,136	6.37%	82,972	5,764	6.95%	65,604	5,059	7.71%
Consumer construction	7,038	287	4.08%	6,092	256	4.21%	2,893	123	4.25%
Total consumer loans	1,217,245	51,180	4.20%	1,118,113	48,617	4.35%	972,696	43,146	4.44%
Total portfolio loans	5,310,579	216,411	4.08%	4,684,160	191,510	4.09%	3,706,372	150,449	4.06%
Total Loans	$5,324,834	$217,225	4.08%	$4,692,432	$191,859	4.09%	$3,707,808	$150,531	4.06%
Federal Home Loan Bank and other restricted stock	23,811	1,079	4.53%	19,672	1,401	7.12%	14,083	483	3.43%
Total Interest-earning Assets	6,067,151	234,817	3.87%	5,432,860	209,671	3.86%	4,386,799	165,984	3.78%
Noninterest-earning assets	521,104			509,236			375,564
Total Assets	$6,588,255			$5,942,096			$4,762,363
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$651,118	$1,088	0.17%	$623,232	$888	0.14%	$322,036	$70	0.02%
Money market	735,159	3,222	0.44%	574,102	1,229	0.21%	327,119	521	0.16%
Savings	1,039,664	2,002	0.19%	1,072,683	1,712	0.16%	1,033,482	1,607	0.16%
Certificates of deposit	1,472,613	13,380	0.91%	1,252,798	9,115	0.73%	1,125,561	7,930	0.70%
Total Interest-bearing deposits	3,898,554	19,692	0.51%	3,522,815	12,944	0.37%	2,808,198	10,128	0.36%
Securities sold under repurchase agreements	51,021	5	0.01%	44,394	4	0.01%	28,372	3	0.01%
Short-term borrowings	414,426	2,713	0.65%	257,117	932	0.36%	164,811	511	0.31%
Long-term borrowings	50,257	670	1.33%	83,648	790	0.94%	20,571	617	3.00%
Junior subordinated debt securities	45,619	1,435	3.14%	47,071	1,327	2.82%	45,619	1,222	2.68%
Total borrowings	561,323	4,823	0.86%	432,230	3,053	0.71%	259,373	2,353	0.91%
Total Interest-bearing Liabilities	4,459,877	24,515	0.55%	3,955,045	15,997	0.40%	3,067,571	12,481	0.41%
Noninterest-bearing liabilities	1,304,771			1,236,984			1,098,637
Shareholders’ equity	823,607			750,069			596,155
Total Liabilities and Shareholders’ Equity	$6,588,255			$5,942,098			$4,762,363
Net Interest Income (2)(3)		$210,302			$193,674			$153,503
Net Interest Margin (2)(3)			3.47%			3.56%			3.50%
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table details a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the years presented:

	2016 Compared to 2015 Increase (Decrease) Due to			2015 Compared to 2014 Increase (Decrease) Due to
(dollars in thousands)	Volume(4)	Rate(4)	Net	Volume(4)	Rate(4)	Net
Interest earned on:
Interest-bearing deposits with banks	$(61)	$103	$42	$(69)	$—	$(69)
Securities available-for-sale, at fair value(2)(3)	547	(487)	60	2,151	(641)	1,510
Loans held for sale	252	213	465	390	(123)	267
Commercial real estate	13,093	252	13,345	15,316	4,123	19,439
Commercial and industrial	5,319	2,135	7,454	11,808	(3,334)	8,474
Commercial construction	2,810	(1,271)	1,539	4,789	2,888	7,677
Total commercial loans	21,222	1,116	22,338	31,913	3,677	35,590
Residential mortgage	3,853	(767)	3,086	3,613	756	4,369
Home equity	1,014	60	1,074	1,588	(1,324)	264
Installment and other consumer	(1,251)	(377)	(1,628)	1,339	(634)	705
Consumer construction	40	(9)	31	136	(3)	133
Total consumer loans	3,656	(1,093)	2,563	6,676	(1,205)	5,471
Total portfolio loans	24,878	23	24,901	38,589	2,472	41,061
Total loans (1)(2)	25,130	236	25,366	38,979	2,349	41,328
Federal Home Loan Bank and other restricted stock	295	(617)	(322)	192	726	918
Change in Interest Earned on Interest-earning Assets	$25,911	$(765)	$25,146	$41,253	$2,434	$43,687
Interest paid on:
Interest-bearing demand	$40	$160	$200	$65	$753	$818
Money market	345	1,648	1,993	393	315	708
Savings	(53)	343	290	61	44	105
Certificates of deposit	1,599	2,666	4,265	896	289	1,185
Total interest-bearing deposits	1,931	4,817	6,748	1,416	1,400	2,816
Securities sold under repurchase agreements	1	—	1	2	(1)	1
Short-term borrowings	570	1,211	1,781	286	135	421
Long-term borrowings	(315)	195	(120)	1,892	(1,719)	173
Junior subordinated debt securities	(41)	149	108	39	66	105
Total borrowings	215	1,555	1,770	2,219	(1,519)	700
Change in Interest Paid on Interest-bearing Liabilities	2,146	6,372	8,518	3,635	(119)	3,516
Change in Net Interest Income	$23,765	$(7,137)	$16,628	$37,618	$2,553	$40,171
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest expense increased $8.5 million to $24.5 million compared to $16.0 million in 2015. Average interest-bearing liabilities increased $504.8 million primarily due to an increase in average interest-bearing deposits resulting from both organic deposit growth and the Merger. Average interest-bearing deposits increased $375.7 million and rates paid on deposits increased 14 basis points compared to 2015. The increase in interest-bearing deposits was primarily due to an increase of $161.1 million in money market accounts and an increase of $219.8 million in certificates of deposit accounts, due to sales efforts and rate promotions offered during 2016. The rate on money market accounts increased 23 basis points and the rate on certificate of deposits increased 18 basis points. Interest expense was unfavorably impacted by a decrease in certificate of deposit purchase accounting fair value adjustments of $0.7 million compared to 2015. Average short-term borrowings increased $157.3 million and average long-term borrowings decreased $33.4 million. This is mainly due to a $100 million long-term variable rate borrowing that was funded in the second quarter of 2015 and matured in the second quarter of 2016. Overall, the cost of interest-bearing liabilities increased by 15 basis points compared to 2015.
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
Noninterest Income

	Years Ended December 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Securities gains, net	$—	$(34)	$34	NM
Wealth management	10,456	11,444	(988)	(8.6)%
Debit and credit card	11,943	12,113	(170)	(1.4)%
Service charges on deposit accounts	12,512	11,642	870	7.5%
Insurance	5,253	5,500	(247)	(4.5)%
Mortgage banking	2,879	2,554	325	12.7%
Gain on sale of credit card portfolio	2,066	—	2,066	NM
Other Income:
BOLI income	2,122	2,221	(99)	(4.5)%
Letter of credit origination	1,154	1,242	(88)	(7.1)%
Curtailment gain	1,017	—	1,017	NM
Interest rate swap	977	577	400	69.3%
Other	4,256	3,774	482	12.8%
Total Other Noninterest Income	9,526	7,814	1,712	21.9%
Total Noninterest Income	$54,635	$51,033	$3,602	7.1%
NM - not meaningful

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
The decrease in wealth management fees of $1.0 million is primarily due to a decrease in our brokerage services revenue compared to the prior year.
Noninterest Expense

	Years Ended December 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits(1)	$77,325	$68,252	$9,073	13.3%
Net occupancy(1)	11,057	10,652	405	3.8%
Data processing(1)	8,837	9,560	(723)	(7.6)%
Furniture and equipment	7,290	6,093	1,197	19.6%
Professional services and legal(1)	3,466	3,006	460	15.3%
Other taxes	4,050	3,616	434	12.0%
FDIC insurance	3,984	3,416	568	16.6%
Marketing	3,713	4,224	(511)	(12.1)%
Merger-related expense	—	3,167	(3,167)	(100.0)%
Other expenses:
Joint venture amortization	3,283	3,615	(332)	(9.2)%
Telecommunications	2,693	2,653	40	1.5%
Loan related expenses	1,752	2,938	(1,186)	(40.4)%
Amortization of intangibles	1,615	1,818	(203)	(11.2)%
Supplies	1,350	1,493	(143)	(9.6)%
Postage	1,118	1,262	(144)	(11.4)%
Other(1)	11,699	10,952	747	6.8%
Total Other Noninterest Expense	23,510	24,731	(1,221)	(4.9)%
Total Noninterest Expense	$143,232	$136,717	$6,515	4.8%
(1)Excludes merger-related expenses for 2015 amounts only.
Noninterest expense increased $6.5 million, or 4.8 percent, to $143.2 million in 2016 compared to 2015. Our operating costs were higher during 2016 compared to the same period last year when we incurred only ten months of additional expense resulting from the Merger. In 2015, we incurred merger-related expense of $3.2 million compared to no merger-related expense in 2016.
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The increase of $1.2 million in furniture and equipment expense and $0.4 million in net occupancy expense compared to 2015 was due to additional locations acquired from the Merger, and technology upgrades. Professional services and legal expense increased $0.6 million due to higher systems and credit related expenses that were incurred during 2016 compared to 2015. FDIC insurance increased $0.6 million due to deposit growth and other taxes increased $0.4 million related to changes in state shares tax. Other noninterest expense decreased $1.2 million primarily due to lower loan related expenses resulting from expense recoveries on impaired loans that paid off in 2016, and decreases in amortization of both our core deposit intangible asset and qualified affordable housing projects. The decrease of $0.6 million in data processing expense in 2016 primarily related to a renegotiation of a core data processing contract. The decrease in marketing expense of $0.5 million is due to additional marketing promotions that occurred during 2015.
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
Financial Condition
December 31, 2017
Total assets increased $117 million, or 1.7 percent, to $7.1 billion at December 31, 2017 compared to $6.9 billion at December 31, 2016. During the fourth quarter of 2017, $41.1 million of loans and $37.8 million of deposits were sold related to a branch sale. Total portfolio loans increased $150 million, or 2.7 percent. This growth was primarily in the Commercial Real Estate, or CRE, category which increased by $188 million, or 7.5 percent, and Commercial Industrial, or C&I, which increased by $32.2 million, or 2.3 percent, compared to a year ago. Consumer loans increased slightly by $1.8 million with growth primarily in our home equity portfolio. Securities increased $4.8 million compared to December 31, 2016 primarily due to normal investing activity.
Our deposits increased $156 million, or 2.9 percent, with total deposits of $5.4 billion at December 31, 2017 compared to $5.3 billion at December 31, 2016. We experienced a change in the mix of deposits as interest rates increased and our customers sought higher returns. Money market accounts increased $210 million, or 22.4 percent, due to competitive pricing of an indexed product. This attracted both new money and funds from savings accounts which declined by $157 million. Noninterest-bearing demand accounts increased $124 million compared to December 31, 2016 due to sales efforts to support our strategic goal to grow our customer deposits. The increase in CDs was mainly due to a $82.4 million increase in brokered CDs primarily for funding needs to support our asset growth.
Total borrowings decreased $88.1 million, or 11.4 percent, compared to 2016 due to reduced funding needs. Short-term borrowings decreased by $120 million and long-term borrowings increased $32.6 million but the increase in long-term borrowings were in variable rate structures.
Total shareholders’ equity increased $42.1 million, or 5.0 percent, to $884 million at December 31, 2017 compared to $842 million at December 31, 2016. The increase was primarily due to net income of $73.0 million offset by dividends of $28.6 million.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Securities Activity
The balances and average rates of our securities portfolio are presented below as of December 31:

	2017		2016		2015
(dollars in thousands)	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield	Balance	Weighted-Average Yield
U.S. Treasury securities	$19,789	1.57%	$24,811	1.49%	$14,941	1.24%
Obligations of U.S. government corporations and agencies	162,193	2.09%	232,179	1.68%	263,303	1.65%
Collateralized mortgage obligations of U.S. government corporations and agencies	108,688	2.25%	129,777	2.24%	128,835	2.26%
Residential mortgage-backed securities of U.S. government corporations and agencies	32,854	3.52%	37,358	2.64%	40,125	2.76%
Commercial mortgage-backed securities of U.S. government corporations and agencies	242,221	2.34%	125,604	2.06%	69,204	2.12%
Obligations of states and political subdivisions (1)	127,402	4.06%	132,509	4.10%	134,886	4.19%
Marketable equity securities	5,144	2.78%	11,249	3.38%	9,669	3.90%
Total Securities Available-for-Sale	$698,291	2.62%	$693,487	2.39%	$660,963	2.43%
(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.
We invest in various securities in order to provide a source of liquidity, satisfy various pledging requirements, increase net interest income and as a tool of the ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. The securities portfolio increased $4.8 million, or 0.7 percent, from December 31, 2016. The increase is due to normal purchase activity.
Management evaluates the securities portfolio for OTTI on a quarterly basis. At December 31, 2017, our bond portfolio was in a net unrealized gain position of $1.7 million, compared to a net unrealized gain position of $3.6 million at December 31, 2016. At December 31, 2017, total gross unrealized gains were $5.6 million offset by total gross unrealized losses of $3.9 million, compared to total gross unrealized gains of $7.1 million offset by total gross unrealized losses of $3.5 million at December 31, 2016. The decrease in the net unrealized gain position of our securities portfolio is due to the sale of marketable equity securities that were in an unrealized gain position and also the changing interest rate environment in 2017. In response to the current interest rate environment, we sold certain debt securities at a loss of $1.0 million and replaced them with higher yielding securities. The unrealized loss was not related to the underlying credit quality of our bond portfolio. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the securities. There were no unrealized losses on marketable equity securities as of December 31, 2017. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost. We did not record any OTTI in 2017, 2016 or 2015. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the maturities of securities at December 31, 2017 and the weighted average yields of such securities. Taxable-equivalent adjustments (using a 35 percent federal income tax rate) for 2017 have been made in calculating yields on obligations of state and political subdivisions.

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		No Fixed Maturity
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale
U.S. Treasury securities	$9,989	1.28%	$9,800	1.87%	$—	—%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	47,539	1.75%	86,358	2.17%	28,296	2.41%	—	—%	—	—%
Collateralized mortgage obligations of U.S. government corporations and agencies	—	—%	—	—%	46,041	2.40%	62,647	2.14%	—	—%
Residential mortgage-backed securities of U.S. government corporations and agencies	172	4.26%	68	4.51%	7,991	3.75%	24,623	3.44%	—	—%
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	—%	64,755	2.14%	177,466	2.42%	—	—	—	—%
Obligations of states and political subdivisions (1)	910	5.33%	46,702	3.93%	43,836	3.92%	35,954	4.36%	—	—%
Marketable equity securities	—	—%	—	—%	—	—%	—	—%	5,144	2.78%
Total	$58,610		$207,683		$303,630		$123,224		$5,144
Weighted Average Yield		1.73%		2.54%		2.67%		3.05%		2.78%

(1) Weighted-average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 35 percent.
Lending Activity
The following table summarizes our loan portfolio as of December 31:

	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial real estate	$2,685,994	46.62%	$2,498,476	44.53%	$2,166,603	43.09%	$1,682,236	43.48%	$1,607,756	45.09%
Commercial and industrial	1,433,266	24.88%	1,401,035	24.97%	1,256,830	25.00%	994,138	25.70%	842,449	23.62%
Commercial construction	384,334	6.67%	455,884	8.12%	413,444	8.22%	216,148	5.59%	143,675	4.03%
Total Commercial Loans	4,503,594	78.17%	4,355,395	77.62%	3,836,877	76.31%	2,892,522	74.77%	2,593,880	72.74%
Consumer
Residential mortgage	698,774	12.13%	701,982	12.51%	639,372	12.72%	489,586	12.66%	487,092	13.66%
Home equity	487,326	8.46%	482,284	8.59%	470,845	9.37%	418,563	10.82%	414,195	11.61%
Installment and other consumer	67,204	1.16%	65,852	1.17%	73,939	1.47%	65,567	1.69%	67,883	1.90%
Consumer construction	4,551	0.08%	5,906	0.11%	6,579	0.13%	2,508	0.06%	3,149	0.09%
Total Consumer Loans	1,257,855	21.83%	1,256,024	22.38%	1,190,735	23.69%	976,224	25.23%	972,319	27.26%
Total Portfolio Loans	$5,761,449	100.00%	$5,611,419	100.00%	$5,027,612	100.00%	$3,868,746	100.00%	$3,566,199	100.00%
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total portfolio loans increased $150 million, or 2.7 percent, to $5.8 billion at December 31, 2017 compared to $5.6 billion at December 31, 2016. The increase was primarily due to growth in the CRE and C&I portfolios. Commercial organic loan growth was strong, particularly in our newer markets. Approximately $213 million of organic growth came from Ohio and New York. During the fourth quarter 2017, $41.1 million of loans were sold as a result of a branch sale, of which $29.6 million were commercial loans and $11.5 million were consumer loans.
Commercial loans, including CRE, C&I and Commercial Construction, comprised 78 percent of total portfolio loans at both December 31, 2017 and 2016. Although commercial loans can have a relatively higher risk profile, management believes these risks are mitigated through active portfolio management, conservative underwriting standards and continuous portfolio review. The loan-to-value, or LTV, policy guidelines for CRE loans are generally 65-80 percent. At December 31, 2017, variable rate commercial loans represented 75 percent of total commercial loans compared to 76 percent in 2016.
Total commercial loans increased $148 million, or 3.4 percent, from December 31, 2016. CRE loans increased $188 million, or 7.5 percent, C&I loans increased $32.2 million, or 2.3 percent and Commercial Construction loans decreased $71.6 million, or 15.7 percent.
Consumer loans represent 22 percent of our loan portfolio at December 31, 2017 and 2016. Total consumer loans increased $1.8 million from December 31, 2016 with growth in the home equity and installment and other consumer portfolios.
The residential mortgage portfolio decreased $3.2 million from December 31, 2016. Residential mortgage lending continues to be a focus through a centralized mortgage origination department, secondary market activities and the utilization of commission compensated originators. Management believes that continued adherence to our conservative mortgage lending policies for portfolio mortgage loans will be as important in a growing economy as it was during the downturn in recent years. The LTV policy guideline is 80 percent for residential first lien mortgages. Higher LTV loans may be approved with the appropriate private mortgage insurance coverage. We primarily limit our fixed rate portfolio mortgage loans to a maximum term of 20 years for traditional mortgages, and 15 years with a maximum amortization term of 30 years for balloon payment mortgages. We may originate home equity loans with a lien position that is second to unrelated third party lenders, but normally only to the extent that the combined LTV considering both the first and second liens does not exceed 100 percent of the fair value of the property. Combo mortgage loans consisting of a residential first mortgage and a home equity second mortgage are also available.
We originate and sell loans into the secondary market, primarily to Fannie Mae. We sell these loans in order to mitigate interest-rate risk associated with holding lower rate, long-term residential mortgages in the loan portfolio and to generate fee revenue from sales and servicing of the loans. During 2017 and 2016, we sold $78.8 million and $93.9 million of 1-4 family mortgages to Fannie Mae. In addition, at December 31, 2017, we were servicing $441 million of mortgage loans that we had originated and sold into the secondary market, compared to $407 million at December 31, 2016. Loans sold to Fannie Mae in 2017 decreased $15.1 million compared to 2016 due to higher interest rates and lower refinance activity in 2017.
We also offer a variety of unsecured and secured consumer loan products. LTV guidelines for direct loans are generally 90-100 percent of invoice for new automobiles and 80-90 percent of National Automobile Dealer Association value for used automobiles.
The following table presents the maturity of consumer and commercial loans outstanding as of December 31, 2017:

	Maturity
(dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Fixed interest rates	$186,203	$530,427	$405,227	$1,121,857
Variable interest rates	780,453	1,087,356	1,513,928	3,381,737
Total Commercial Loans	$966,656	$1,617,783	$1,919,155	$4,503,594
Fixed interest rates	75,596	195,431	289,335	560,362
Variable interest rates	399,478	59,980	238,035	697,493
Total Consumer Loans	$475,074	$255,411	$527,370	$1,257,855
Total Portfolio Loans	$1,441,730	$1,873,194	$2,446,525	$5,761,449

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
Nonperforming assets, or NPAs, consist of nonaccrual loans, nonaccrual TDRs and OREO. The following represents NPAs as of December 31:

(dollars in thousands)	2017	2016	2015	2014	2013
Nonperforming Loans
Commercial real estate	$2,501	$15,526	$5,171	$2,255	$6,852
Commercial and industrial	2,449	3,578	7,709	1,266	1,412
Commercial construction	1,460	4,497	7,488	105	34
Residential mortgage	3,580	4,850	4,964	1,877	1,982
Home equity	2,736	2,485	2,379	1,497	2,073
Installment and other consumer	62	101	12	21	34
Consumer construction	—	—	—	—	—
Total Nonperforming Loans	12,788	31,037	27,723	7,021	12,387
Nonperforming Troubled Debt Restructurings
Commercial real estate	967	646	3,548	2,180	3,898
Commercial and industrial	3,197	4,493	1,570	356	1,884
Commercial construction	2,413	430	1,265	1,869	2,708
Residential mortgage	3,585	5,068	665	459	1,356
Home Equity	979	954	523	562	218
Installment and other consumer	9	7	88	10	3
Total Nonperforming Troubled Debt Restructurings	11,150	11,598	7,659	5,436	10,067
Total Nonperforming Loans	23,938	42,635	35,382	12,457	22,454
OREO	469	679	354	166	410
Total Nonperforming Assets	$24,407	$43,314	$35,736	$12,623	$22,864
Nonperforming loans as a percent of total loans	0.42%	0.76%	0.70%	0.32%	0.63%
Nonperforming assets as a percent of total loans plus OREO	0.42%	0.77%	0.71%	0.33%	0.64%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing at December 31, 2017 or December 31, 2016.
NPAs decreased $18.9 million to $24.4 million at December 31, 2017 compared to $43.3 million at December 31, 2016. The decrease in NPAs during 2017 was primarily due to two large commercial loan payoffs in 2017 totaling $10.5 million, with the most significant one being an acquired loan for $7.6 million. Included in total NPAs of $24.4 million was approximately $7.0 million of acquired loans, all of which became 90 days past due subsequent to the Merger date.
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
As of December 31, 2017, we had $26.1 million in total TDRs, including $14.9 million that were performing and $11.2 million that were nonperforming. This is an increase from December 31, 2016 when we had $25.0 million in TDRs, including $13.4 million that were performing and $11.6 million that were nonperforming. The increase is primarily due to new TDRs totaling $3.8 million, which were offset by principal reductions and charge-offs.
Loan modifications resulting in new TDRs during 2017 included 36 modifications for $5.8 million compared to 53 modifications for $14.1 million of new TDRs in 2016. Included in the 2017 new TDRs were 26 loans totaling $0.8 million related to Chapter 7 bankruptcy filings that were not reaffirmed, thus resulting in discharged debt, which compares to 29 loans totaling $1.8 million in 2016. During 2017, one TDR for $2.0 million was returned to accruing status that met the above requirements compared to five TDRs for $0.9 million during 2016.
The following represents delinquency as of December 31:

	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
90 days or more:
Commercial real estate	$3,468	0.13%	$16,172	0.65%	$8,719	0.40%	$4,435	0.26%	$10,750	0.67%
Commercial and Industrial	5,646	0.39%	8,071	0.58%	9,279	0.74%	1,622	0.16%	3,296	0.39%
Commercial construction	3,873	1.01%	4,927	1.08%	8,753	2.12%	1,974	0.91%	2,742	1.91%
Residential mortgage	7,165	1.03%	9,918	1.41%	5,629	0.88%	2,336	0.48%	3,338	0.69%
Home equity	3,715	0.76%	3,439	0.71%	2,902	0.62%	2,059	0.49%	2,291	0.55%
Installment and other consumer	71	0.11%	108	0.16%	100	0.14%	31	0.05%	37	0.05%
Total Loans	$23,938	0.42%	$42,635	0.76%	$35,382	0.70%	$12,457	0.32%	$22,454	0.63%
30 to 89 days:
Commercial real estate	$1,131	0.04%	$2,791	0.11%	$12,229	0.56%	$2,871	0.17%	$1,416	0.09%
Commercial and industrial	866	0.06%	1,488	0.11%	2,749	0.22%	1,380	0.14%	2,877	0.34%
Commercial construction	2,493	0.65%	547	0.12%	3,607	0.87%	—	—%	1,800	1.25%
Residential mortgage	4,414	0.63%	2,429	0.35%	2,658	0.42%	1,785	0.36%	2,494	0.51%
Home equity	2,655	0.54%	1,979	0.41%	2,888	0.61%	2,201	0.53%	3,127	0.75%
Installment and other consumer	363	0.54%	220	0.33%	352	0.48%	425	0.65%	426	0.63%
Loans held for sale	—	—%	—	—%	143	—%	—	—%	—	—%
Total Loans	$11,922	0.21%	$9,454	0.17%	$24,626	0.49%	$8,662	0.22%	$12,140	0.75%

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
Loans past due 90 days or more decreased $18.7 million compared to December 31, 2016 and represented 0.42 percent of total loans at December 31, 2017. The decrease is primarily due to commercial payoffs totaling $10.5 million, one of which was an acquired loan totaling $7.6 million. Loans past due by 30 to 89 days increased $2.5 million and represented 0.21 percent of total loans at December 31, 2017.
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
Our charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off when the loss becomes probable, regardless of the delinquency status of the loan. We may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the remaining investment in the loan. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:
•The status of a bankruptcy proceeding;
•The value of collateral and probability of successful liquidation; and/or
•The status of adverse proceedings or litigation that may result in collection.
Consumer unsecured loans and secured loans are evaluated for charge-off after the loan becomes 90 days past due. Unsecured loans are fully charged-off and secured loans are charged-off to the estimated fair value of the collateral less the cost to sell.
The following summarizes our loan charge-off experience for each of the five years presented below:

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
ALL Balance at Beginning of Year:	$52,775	$48,147	$47,911	$46,255	$46,484
Charge-offs:
Commercial real estate	(2,304)	(3,114)	(2,787)	(2,041)	(4,601)
Commercial and industrial	(4,709)	(6,810)	(5,463)	(1,267)	(2,714)
Commercial construction	(2,571)	(1,877)	(3,321)	(712)	(4,852)
Consumer real estate	(2,274)	(1,657)	(2,167)	(1,200)	(2,407)
Other consumer	(1,638)	(2,103)	(1,528)	(1,133)	(1,002)
Total	(13,496)	(15,561)	(15,266)	(6,353)	(15,576)
Recoveries:
Commercial real estate	810	692	3,545	1,798	3,388
Commercial and industrial	654	722	605	3,647	2,142
Commercial construction	851	21	143	146	531
Consumer real estate	342	433	495	350	651
Other consumer	571	356	326	353	324
Total	3,228	2,224	5,114	6,294	7,036
Net Charge-offs	(10,268)	(13,337)	(10,152)	(59)	(8,540)
Provision for loan losses	13,883	17,965	10,388	1,715	8,311
ALL Balance at End of Year:	$56,390	$52,775	$48,147	$47,911	$46,255

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net loan charge-offs for 2017 decreased to $10.3 million, or 0.18 percent of average loans, compared to $13.3 million, or 0.25 percent of average loans for 2016. Net charge-offs for 2017 were comprised primarily of $8.4 million in charge-offs and $1.0 million of recoveries related to acquired loans and $2.1 million in charge-offs related to two originated C&I relationships.
Loan charge-offs during 2016 were primarily related to our acquired loan portfolio which included four commercial relationships totaling $6.4 million. We also had a $2.1 million charge-off related to an originated C&I customer. The following table summarizes net charge-offs as a percentage of average loans for the years presented:

	2017	2016	2015	2014	2013
Commercial real estate	0.03%	0.06%	(0.04)%	0.01%	0.08%
Commercial and industrial	0.07%	0.11%	0.40%	(0.26)%	0.07%
Commercial construction	0.03%	0.03%	0.96%	0.32%	2.72%
Consumer real estate	0.03%	0.02%	0.17%	0.09%	0.20%
Other consumer	0.02%	0.03%	1.37%	1.19%	0.99%
Net charge-offs to average loans outstanding	0.18%	0.25%	0.22%	—%	0.25%
Allowance for loan losses as a percentage of total portfolio loans	0.98%	0.94%	0.96%	1.24%	1.30%
Allowance for loan losses to total nonperforming loans	236%	124%	136%	385%	206%
Provision for loan losses as a percentage of net loan charge-offs	135%	135%	102%	NM	97%
NM - percentage not meaningful
An inherent risk to the loan portfolio as a whole is the condition of the economy in our markets. In addition, each loan segment carries with it risks specific to the segment. We develop and document a systematic ALL methodology based on the following portfolio segments: 1) CRE, 2) C&I, 3) Commercial Construction, 4) Consumer Real Estate and 5) Other Consumer.
CRE loans are secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes such as hotels, strip malls and apartments. Operations of the individual projects as well as global cash flows of the debtors are the primary sources of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type as well as the business prospects of the lessee, if the project is not owner-occupied.
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following is the ALL balance by portfolio segment as of December 31:

	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate	$27,235	48%	$19,976	38%	$15,043	31%	$20,164	42%	$18,921	41%
Commercial and industrial	8,966	16%	10,810	20%	10,853	23%	13,668	28%	14,443	31%
Commercial construction	13,167	23%	13,999	26%	12,625	26%	6,093	13%	5,374	12%
Consumer real estate	5,479	10%	6,095	12%	8,400	17%	6,333	13%	6,362	14%
Other consumer	1,543	3%	1,895	4%	1,226	3%	1,653	4%	1,165	2%
Total	$56,390	100%	$52,775	100%	$48,147	100%	$47,911	100%	$46,265	100%
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
The following table summarizes the ALL balance as of December 31:

(dollars in thousands)	2017	2016	2015	2014	2013
Collectively Evaluated for Impairment	$56,313	$51,977	$48,110	$47,857	$46,158
Individually Evaluated for Impairment	77	798	37	54	97
Total Allowance for Loan Losses	$56,390	$52,775	$48,147	$47,911	$46,255
The ALL was $56.4 million, or 0.98 percent of total portfolio loans and 1.05 percent of originated loans, at December 31, 2017, compared to $52.8 million, or 0.94 percent of total portfolio loans and 1.05 percent of originated loans, at December 31, 2016. The increase in the ALL of $3.6 million was primarily due to a $4.3 million increase in the reserve for loans collectively evaluated for impairment at December 31, 2017 compared to December 31, 2016. This increase was primarily due to loan growth and an increase in loss rates in our CRE portfolio, and was partially offset by a decrease of $0.7 million in specific reserves for loans individually evaluated for impairment.
The decrease in specific reserves related to the $0.7 million release of reserve for a C&I loan. Impaired loans decreased $15.1 million, or 36.0 percent, from December 31, 2016 due to two large commercial nonperforming, impaired loans that paid off during the year that totaled $10.5 million. As of December 31, 2017, we had $26.8 million of impaired loans compared to $41.9 million at December 31, 2016. Commercial special mention, substandard and doubtful loans at December 31, 2017 increased $15.2 million to $201 million compared to $186 million at December 31, 2016.
Federal Home Loan Bank and Other Restricted Stock
At December 31, 2017 and 2016, we held FHLB of Pittsburgh stock of $28.4 million and $30.9 million. This investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon on the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. We reviewed and evaluated the FHLB capital stock for OTTI at December 31, 2017. The FHLB reported improved earnings throughout 2017 and 2016 and continues to exceed all capital ratios required. Additionally, we considered that the FHLB has been paying dividends and actively redeeming stock throughout 2017 and 2016. Accordingly, we believe sufficient evidence exists to conclude that no OTTI exists at December 31, 2017.
Atlantic Community Bankers’ Bank, or ACBB, stock is carried at cost and evaluated for impairment based on the ultimate recoverability of the carrying value. We do not currently use their membership products and services. We acquired ACBB stock through various mergers of banks that were ACBB members. ACBB stock is evaluated for OTTI on a quarterly basis.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits
The following table presents the composition of deposits at December 31:

(dollars in thousands)	2017	2016	$ Change
Customer deposits
Noninterest-bearing demand	$1,387,712	$1,263,833	$123,879
Interest-bearing demand	599,986	633,293	(33,307)
Money market	880,330	617,961	262,369
Savings	893,119	1,050,131	(157,012)
Certificates of deposit	1,286,988	1,355,303	(68,315)
Total customer deposits	5,048,135	4,920,521	127,614
Brokered deposits
Interest-bearing demand	3,155	5,007	(1,852)
Money market	265,826	318,500	(52,674)
Certificates of deposit	110,775	28,349	82,426
Total brokered deposits	$379,756	$351,856	$27,900
Total Deposits	$5,427,891	$5,272,377	$155,514
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at December 31, 2017 increased $156 million, or 2.9 percent, from December 31, 2016. Total customer deposits increased $128 million from December 31, 2016. Noninterest-bearing demand increased $124 million due to sales efforts. The money market increase of $262 million is related to a competitively priced indexed product that is a major factor behind the savings decrease of $157 million and the certificates of deposits decrease of $68.3 million. Total brokered deposits increased $27.9 million from December 31, 2016 with an increase of $82.4 million in certificates of deposits offset by decreases in money market of $52.7 million and $1.8 million in interest-bearing demand accounts. Brokered deposits are an additional source of funds utilized by the ALCO as a way to diversify funding sources, as well as manage our funding costs and structure. The increase in brokered deposits was primarily due to funding needs to support our asset growth.
The daily average balance of deposits and rates paid on deposits are summarized in the following table for the years ended December 31:

	2017		2016		2015
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$1,310,814		$1,232,633		$1,170,011
Interest-bearing demand	630,418	0.21%	638,461	0.16%	592,301	0.13%
Money market	710,149	0.65%	506,440	0.38%	388,172	0.19%
Savings	988,504	0.21%	1,039,664	0.19%	1,072,683	0.16%
Certificates of deposit	1,327,001	0.97%	1,351,413	0.94%	1,093,564	0.77%
Brokered deposits	404,453	1.10%	362,576	0.56%	376,095	0.35%
Total	$5,371,339	0.47%	$5,131,187	0.38%	$4,692,826	0.28%
CDs of $100,000 and over and $250,000 and over accounted for 10.8 percent and 4.2 percent of total deposits at December 31, 2017 and 12.7 percent and 5.7 percent of total deposits at December 31, 2016 and primarily represent deposit relationships with local customers in our market area.
Maturities of CDs of $250,000 or more outstanding at December 31, 2017, including brokered deposits, are summarized as follows:

(dollars in thousands)	2017
Three months or less	$117,930
Over three through six months	41,555
Over six through twelve months	42,209
Over twelve months	26,350
Total	$228,044

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Borrowings
The following table represents the composition of borrowings for the years ended December 31:

(dollars in thousands)	2017	2016	$ Change
Securities sold under repurchase agreements, retail	$50,161	$50,832	$(671)
Short-term borrowings	540,000	660,000	(120,000)
Long-term borrowings	47,301	14,713	32,588
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$683,081	$771,164	$(88,083)
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
Information pertaining to short-term borrowings is summarized in the tables below:

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	2017	2016	2015
Balance at December 31	$50,161	$50,832	$62,086
Average balance during the year	46,662	51,021	44,394
Average interest rate during the year	0.12%	0.01%	0.01%
Maximum month-end balance during the year	$53,609	$68,216	$62,086
Average interest rate at December 31	0.39%	0.01%	0.01%

	Short-Term Borrowings
(dollars in thousands)	2017	2016	2015
Balance at December 31	$540,000	$660,000	$356,000
Average balance during the year	644,864	414,426	257,117
Average interest rate during the year	1.15%	0.65%	0.36%
Maximum month-end balance during the year	$734,600	$660,000	$356,000
Average interest rate at December 31	1.47%	0.76%	0.52%
Information pertaining to long-term borrowings is summarized in the tables below:

	Long-Term Borrowings
(dollars in thousands)	2017	2016	2015
Balance at December 31	$47,301	$14,713	$117,043
Average balance during the year	18,057	50,256	83,648
Average interest rate during the year	2.57%	1.33%	0.94%
Maximum month-end balance during the year	$47,505	$116,852	$118,432
Average interest rate at December 31	1.88%	2.91%	0.81%

	Junior Subordinated Debt Securities
(dollars in thousands)	2017	2016	2015
Balance at December 31	$45,619	$45,619	$45,619
Average balance during the year	45,619	45,619	47,071
Average interest rate during the year	3.65%	3.14%	2.82%
Maximum month-end balance during the year	$45,619	$45,619	$45,619
Average interest rate at December 31	3.78%	3.42%	2.89%

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

At December 31, 2017, long-term borrowings increased $32.6 million due to a new two year, variable rate long term borrowing for $35 million compared to December 31, 2016. Short-term borrowings decreased $120 million as compared to December 31, 2016 primarily due to reduced funding needs. At December 31, 2017, our long-term borrowings outstanding of $47.3 million included $9.2 million that were at a fixed rate and $38.1 million at a variable rate.
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
In 2008, we completed a private placement to a financial institution of $20.0 million of floating rate trust preferred securities. The trust preferred securities mature in March 2038, are callable at our option after five years and had an interest rate initially at a rate of 6.44 percent per annum and adjusts quarterly with the three-month LIBOR plus 350 basis points. We began making interest payments to the trustee on June 15, 2008 and quarterly thereafter. The trust preferred securities qualify as Tier 1 capital under regulatory guidelines. To issue these trust preferred securities, we formed STBA Capital Trust I, or the Trust, with $0.6 million of common equity, which is owned 100 percent by us. The proceeds from the sale of the trust preferred securities and the issuance of common equity were invested by the Trust in junior subordinated debt issued by us, which is the sole asset of the Trust. The Trust pays dividends on the trust preferred securities at the same rate as the interest we pay on the junior subordinated debt held by the Trust. Because the third-party investors are the primary beneficiaries, the Trust qualifies as a variable interest entity, but is not consolidated in our financial statements.
On March 4, 2015, we assumed $13.5 million of junior subordinated debt in connection with the Merger. On March 5, 2015, we paid off $8.5 million and on June 18, 2015, we paid off the remaining $5.0 million.
Wealth Management Assets
As of December 31, 2017, the fair value of the S&T Bank Wealth Management assets under administration, which are not accounted for as part of our assets, increased to $2.0 billion from $1.9 billion as of December 31, 2016. Assets under administration consisted of $1.0 billion in S&T Trust, $0.7 billion in S&T Financial Services and $0.3 billion in Stewart Capital Advisors.
Capital Resources
Shareholders’ equity increased $42.1 million, or 5.0 percent, to $884 million at December 31, 2017 compared to $842 million at December 31, 2016. The increase in shareholders’ equity is primarily due to net income exceeding common dividends by $44.4 million in 2017.
We continue to maintain our capital position with a leverage ratio of 9.17 percent as compared to the regulatory guideline of 5.00 percent to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 10.71 percent compared to the regulatory guideline of 6.50 percent to be well-capitalized. Our risk-based Tier 1 and Total capital ratios were 11.06 percent and 12.55 percent, which places us above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00 percent and 10.00 percent, respectively. We believe that we have the ability to raise additional capital, if necessary.
In July 2013 the federal banking agencies issued a final rule to implement Basel III (which were agreements reached in July 2010 by the international oversight body of the Basel Committee on Banking Supervision to require more and higher-quality capital) and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act. The final rule established a comprehensive capital framework, and went into effect on January 1, 2015 for smaller banking organizations such as S&T and S&T Bank. The rule also requires a banking organization to maintain a capital conservation buffer composed of common equity Tier 1 capital in an amount greater than 2.50 percent of total risk-weighted assets beginning in 2019. The capital conservation buffer is scheduled to phase in over several years. The capital conservation buffer was 0.25 percent in 2016, 0.50 percent in 2017, and will increase to 0.75 percent in 2018 and 1.00 percent in 2019 and beyond. As a result, starting in 2019, a banking organization must maintain a common equity Tier 1 risk-based capital ratio greater than 7.00 percent, a Tier 1 risk-based capital ratio greater than 8.50 percent and a Total risk-based capital ratio greater than 10.50 percent; otherwise, it will be subject to restrictions on capital distributions and discretionary bonus payments. By 2019, when the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the regulatory capital ratios required for an insured depository institution to be well-capitalized under the FDIC's prompt corrective action framework.
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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of December 31, 2017, we had not issued any securities pursuant to the shelf registration statement.
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payments. We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2017, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
(dollars in thousands)	2018	2019-2020	2021-2022	Later Years	Total
Deposits without a stated maturity(1)	$4,030,128	$—	$—	$—	$4,030,128
Certificates of deposit(1)	1,015,515	277,393	98,735	6,120	1,397,763
Securities sold under repurchase agreements(1)	50,161	—	—	—	50,161
Short-term borrowings(1)	540,000	—	—	—	540,000
Long-term borrowings(1)	2,496	39,518	1,586	3,701	47,301
Junior subordinated debt securities(1)	—	—	—	45,619	45,619
Operating and capital leases	3,333	6,743	6,929	55,457	72,462
Purchase obligations	12,237	25,680	27,391	—	65,308
Total	$5,653,870	$349,334	$134,641	$110,897	$6,248,742
(1)Excludes interest
Operating lease obligations represent short and long-term lease arrangements as described in Note 9 Premises and Equipment, to the Consolidated Financial Statements included in Part II, Item 8 of this Report. Purchase obligations primarily represent obligations under agreement with our third party data processing servicer and communications charges as described in Note 17 Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8 of this Report.
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
The following table sets forth the commitments and letters of credit as of December 31:

(dollars in thousands)	2017	2016
Commitments to extend credit	$1,420,428	$1,509,696
Standby letters of credit	80,918	84,534
Total	$1,501,346	$1,594,230
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
Our allowance for unfunded commitments is determined using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for unfunded commitments through a charge to current earnings in noninterest expense. The balance in the allowance for unfunded commitments decreased $0.4 million to $2.2 million at December 31, 2017 compared to $2.6 million at December 31, 2016 primarily due to a decrease in C&I loss rates.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity
Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or of borrowers needing to access funds to meet their credit needs. In order to manage liquidity risk our Board of Directors has delegated authority to the ALCO for formulation, implementation and oversight of liquidity risk management for S&T. The ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. The ALCO monitors and manages liquidity through various ratios, reviewing cash flow projections, performing stress tests and having a detailed contingency funding plan. The ALCO policy guidelines define graduated risk tolerance levels. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.
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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At December 31, 2017, we had $501 million in highly liquid assets, which consisted of $57.7 million in interest-bearing deposits with banks, $439 million in unpledged securities and $4.5 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 7.1 percent at December 31, 2017. Also, at December 31, 2017, we had a remaining borrowing availability of $1.8 billion with the FHLB of Pittsburgh. Refer to Note 15 Short-term Borrowings and Note 16 Long-Term Borrowings and Subordinated Debt to the Consolidated Financial Statements included in Part II, Item 8, of this Report, and the Borrowings section of this MD&A, for more details.
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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices, or equity prices can adversely affect a financial institution’s earnings or capital. For most financial institutions, including S&T, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and enhancing shareholder value. However, excessive interest rate risk can threaten a bank’s earnings, capital, liquidity and solvency. Our sensitivity to changes in interest rate movements is continually monitored by the ALCO. The ALCO monitors and manages market risk through rate shock analyses and economic value of equity, or EVE, analyses and by performing stress tests in order to mitigate earnings and market value fluctuations due to changes in interest rates.
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
The table below reflects the rate shock analyses and EVE analyses results. Both are in the minimal risk tolerance level.

	December 31, 2017		December 31, 2016
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
300	4.2%	(3.6)%	3.4	(12.3)
200	2.4%	0.3%	1.8	(6.5)
100	1.3%	1.9%	0.7	(2.3)
(100)	(3.6)%	(8.0)%	(4.4)	(7.3)
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
Our rate shock analyses show an improvement in the percentage change in pretax net interest income in all scenarios when comparing December 31, 2017 to December 31, 2016. The improvement is mainly a result of an increase in variable rate loans.
Our EVE analyses show an improvement in the percentage change in EVE in rates up shock scenarios and a decline in the rates down shock scenario when comparing December 31, 2017 to December 31, 2016. This is mostly due to updated loan prepayment assumptions following a prepayment analysis and an enhanced core deposit valuation methodology.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
S&T Bancorp, Inc. and Subsidiaries

	December 31,
(in thousands, except share and per share data)	2017	2016
ASSETS
Cash and due from banks, including interest-bearing deposits of $61,965 and $87,201 at December 31, 2017 and 2016	$117,152	$139,486
Securities available-for-sale, at fair value	698,291	693,487
Loans held for sale	4,485	3,793
Portfolio loans, net of unearned income	5,761,449	5,611,419
Allowance for loan losses	(56,390)	(52,775)
Portfolio loans, net	5,705,059	5,558,644
Bank owned life insurance	72,150	72,081
Premises and equipment, net	42,702	44,999
Federal Home Loan Bank and other restricted stock, at cost	29,270	31,817
Goodwill	291,670	291,670
Other intangible assets, net	3,677	4,910
Other assets	95,799	102,166
Total Assets	$7,060,255	$6,943,053
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,387,712	$1,263,833
Interest-bearing demand	603,141	638,300
Money market	1,146,156	936,461
Savings	893,119	1,050,131
Certificates of deposit	1,397,763	1,383,652
Total Deposits	5,427,891	5,272,377
Securities sold under repurchase agreements	50,161	50,832
Short-term borrowings	540,000	660,000
Long-term borrowings	47,301	14,713
Junior subordinated debt securities	45,619	45,619
Other liabilities	65,252	57,556
Total Liabilities	6,176,224	6,101,097
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at December 31, 2017 and December 31, 2016 Outstanding—34,971,929 shares at December 31, 2017 and 34,913,023 shares at December 31, 2016	90,326	90,326
Additional paid-in capital	216,106	213,098
Retained earnings	628,107	585,891
Accumulated other comprehensive income (loss)	(18,427)	(13,784)
Treasury stock (1,158,551 shares at December 31, 2017 and 1,217,457 shares at December 31, 2016, at cost)	(32,081)	(33,575)
Total Shareholders’ Equity	884,031	841,956
Total Liabilities and Shareholders’ Equity	$7,060,255	$6,943,053
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF NET INCOME
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands, except per share data)	2017	2016	2015
INTEREST INCOME
Loans, including fees	$243,315	$212,301	$188,012
Investment Securities:
Taxable	11,947	10,340	9,792
Tax-exempt	3,615	3,658	3,954
Dividends	1,765	1,475	1,790
Total Interest Income	260,642	227,774	203,548
INTEREST EXPENSE
Deposits	25,330	19,692	12,944
Borrowings and junior subordinated debt securities	9,579	4,823	3,053
Total Interest Expense	34,909	24,515	15,997
NET INTEREST INCOME	225,733	203,259	187,551
Provision for loan losses	13,883	17,965	10,388
Net Interest Income After Provision for Loan Losses	211,850	185,294	177,163
NONINTEREST INCOME
Securities gains (losses), net	3,000	—	(34)
Service charges on deposit accounts	12,458	12,512	11,642
Debit and credit card	12,029	11,943	12,113
Wealth management	9,758	10,456	11,444
Insurance	5,418	5,253	5,500
Mortgage banking	2,915	2,879	2,554
Bank owned life insurance	2,756	2,122	2,221
Gain on sale of credit card portfolio	—	2,066	—
Other	7,128	7,404	5,593
Total Noninterest Income	55,462	54,635	51,033
NONINTEREST EXPENSE
Salaries and employee benefits	80,776	77,325	68,252
Net occupancy	10,994	11,057	10,652
Data processing	8,801	8,837	9,560
Furniture, equipment and software	7,946	7,290	6,093
FDIC insurance	4,543	3,984	3,416
Other taxes	4,509	4,050	3,616
Professional services and legal	4,096	3,466	3,006
Marketing	3,659	3,713	4,224
Merger-related expenses	—	—	3,167
Other	22,583	23,510	24,731
Total Noninterest Expense	147,907	143,232	136,717
Income Before Taxes	119,405	96,697	91,479
Provision for income taxes	46,437	25,305	24,398
Net Income	$72,968	$71,392	$67,081
Earnings per common share—basic	$2.10	$2.06	$1.98
Earnings per common share—diluted	$2.09	$2.05	$1.98
Dividends declared per common share	$0.82	$0.77	$0.73
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Net Income	$72,968	$71,392	$67,081
Other Comprehensive (Loss) Income, Before Tax:
Net change in unrealized gains on securities available-for-sale	(1,275)	(2,899)	(663)
Net available-for-sale securities (gains) losses reclassified into earnings	(3,000)	—	34
Adjustment to funded status of employee benefit plans	(1,992)	6,974	(3,551)
Other Comprehensive (Loss) Income, Before Tax	(6,267)	4,075	(4,180)
Income tax benefit (expense) related to items of other comprehensive income	1,624	(1,402)	1,556
Other Comprehensive (Loss) Income, After Tax	(4,643)	2,673	(2,624)
Comprehensive Income	$68,325	$74,065	$64,457
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
S&T Bancorp, Inc. and Subsidiaries

(in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2014	$77,993	$78,818	$504,060	$(13,833)	$(38,649)	$608,389
Net income for 2015			67,081			67,081
Other comprehensive income (loss), net of tax				(2,624)		(2,624)
Cash dividends declared ($0.73 per share)			(24,487)			(24,487)
Common stock issued in acquisition (4,933,115 shares)	12,333	130,136				142,469
Treasury stock issued (80,862 shares, net)			(2,426)		2,244	(182)
Recognition of restricted stock compensation expense		1,670				1,670
Tax benefit from stock-based compensation		53				53
Issuance costs		(132)				(132)
Balance at December 31, 2015	$90,326	$210,545	$544,228	$(16,457)	$(36,405)	$792,237
Net income for 2016			71,392			71,392
Other comprehensive income (loss), net of tax				2,673		2,673
Cash dividends declared ($0.77 per share)			(26,784)			(26,784)
Treasury stock issued (102,649 shares, net)			(2,945)		2,830	(115)
Recognition of restricted stock compensation expense		2,544				2,544
Tax benefit from stock-based compensation		9				9
Balance at December 31, 2016	$90,326	$213,098	$585,891	$(13,784)	$(33,575)	$841,956
Net income for 2017			72,968			72,968
Other comprehensive income (loss), net of tax				(4,643)		(4,643)
Cash dividends declared ($0.82 share)			(28,569)			(28,569)
Treasury stock issued (58,906 shares, net)			(2,183)		1,494	(689)
Recognition of restricted stock compensation expense		3,008				3,008
Balance at December 31, 2017	$90,326	$216,106	$628,107	$(18,427)	$(32,081)	$884,031
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
S&T Bancorp, Inc. and Subsidiaries

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net Income	$72,968	$71,392	$67,081
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,883	17,965	10,388
(Recovery) provision for unfunded loan commitments	(410)	65	258
Net depreciation, amortization and accretion	2,498	3,628	356
Net amortization of discounts and premiums on securities	4,003	3,829	3,600
Stock-based compensation expense	3,008	2,544	1,636
Securities (gains) losses, net	(3,000)	—	34
Gain on sale of bank branch	(1,042)	—	—
Net gain on sale of credit card portfolio	—	(2,066)	—
Pension plan curtailment gain	—	(1,017)	—
Tax benefit from stock-based compensation	—	(9)	(53)
Mortgage loans originated for sale	(93,382)	(106,020)	(107,489)
Proceeds from the sale of loans	93,991	108,209	99,458
Deferred income taxes	13,832	536	(427)
Loss (gain) on sale of fixed assets	128	—	(179)
Gain on the sale of loans, net	(1,551)	(1,621)	(1,044)
Net increase in interest receivable	(2,714)	(2,409)	(2,744)
Net increase (decrease) in interest payable	1,349	1,715	(193)
Net decrease (increase) in other assets	5,634	4,668	(11,396)
Net increase (decrease) in other liabilities	5,041	(4,613)	1,298
Net Cash Provided by Operating Activities	114,236	96,796	60,584
INVESTING ACTIVITIES
Proceeds from maturities, prepayments and calls of securities available-for-sale	80,956	74,110	50,142
Proceeds from sales of securities available-for-sale	65,801	—	11,119
Purchases of securities available-for-sale	(156,839)	(113,362)	(74,712)
Net sales (purchases) of Federal Home Loan Bank stock	2,547	(8,784)	(855)
Net increase in loans	(211,766)	(599,341)	(383,575)
Proceeds from the sale of loans not originated for resale	6,754	9,208	2,880
Purchases of premises and equipment	(4,694)	(3,560)	(5,133)
Proceeds from the sale of premises and equipment	422	57	467
Proceeds from sale of bank branch, net of cash and cash equivalents	4,404	—	—
Net cash paid in excess of cash acquired from bank merger	—	—	(16,347)
Proceeds from the sale of credit card portfolio	—	25,019	—
Proceeds from surrender of bank owned life insurance	—	—	10,277
Net Cash Used in Investing Activities	(212,415)	(616,653)	(405,737)
FINANCING ACTIVITIES
Net increase in core deposits	166,054	378,323	195,589
Net increase in certificates of deposit	27,132	18,095	51,209
Net (decrease) increase in short-term borrowings	(120,000)	304,000	(2,660)
Net (decrease) increase in securities sold under repurchase agreements	(671)	(11,254)	31,481
Proceeds from long-term borrowings	35,000	—	100,000
Repayments of long-term borrowings	(2,412)	(102,330)	(2,399)
Repayment of junior subordinated debt	—	—	(13,500)
Treasury shares issued-net	(689)	(115)	(182)
Common stock issuance costs	—	—	(132)
Cash dividends paid to common shareholders	(28,569)	(26,784)	(24,487)
Tax benefit from stock-based compensation	—	9	53
Net Cash Provided by Financing Activities	75,845	559,944	334,972
Net (decrease) increase in cash and cash equivalents	(22,334)	40,087	(10,181)
Cash and cash equivalents at beginning of year	139,486	99,399	109,580
Cash and Cash Equivalents at End of Year	$117,152	$139,486	$99,399

CONSOLIDATED STATEMENTS OF CASH FLOWS
S&T Bancorp, Inc. and Subsidiaries - continued

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Supplemental Disclosures
Transfers to other real estate owned and other repossessed assets	$2,238	$1,039	$843
Interest paid	$33,591	$22,800	$15,878
Income taxes paid, net of refunds	$33,814	$26,743	$23,175
Loans transferred to held for sale	$—	$250	$23,277
Loans transferred to portfolio from held for sale	$250	$7,933	$—
Net assets from acquisitions, excluding cash and cash equivalents	$—	$—	$43,433
Decrease in cash and cash equivalents from sale of bank branch	$154	$—	$—
Investment commitment payable for an available for sale security	$5,884	$—	$—
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
S&T Bancorp, Inc. and Subsidiaries
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
S&T Bancorp, Inc., or S&T, was incorporated on March 17, 1983 under the laws of the Commonwealth of Pennsylvania as a bank holding company and has three direct wholly owned subsidiaries, S&T Bank, 9th Street Holdings, Inc. and STBA Capital Trust I. We own a 50 percent interest in Commonwealth Trust Credit Life Insurance Company, or CTCLIC.
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
Prior to 2017, we reported three operating segments: Community Banking, Wealth Management and Insurance. Effective January 1, 2017, we no longer report Wealth Management and Insurance segment information, as they do not meet the quantitative thresholds required for disclosure.

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
Reclassification
Amounts in prior years' financial statements and footnotes are reclassified whenever necessary to conform to the current year’s presentation. Reclassifications had no effect on our results of operations or financial condition.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
In conjunction with our annual review of the ALL assumptions, we have updated our analysis of LEPs for our Commercial and Consumer loan portfolio segments using our loan charge-off history. No changes were made to our LEP assumptions in 2017. We estimate the LEP to be 3 years for CRE, 4 years for construction and 1.25 years for C&I. Our analysis resulted in an LEP for Consumer Real Estate of 2.75 years and Other Consumer of 1.25 years.
Another key assumption is the look-back period, or LBP, which represents the historical data period utilized to calculate loss rates. We used 8.5 years for our LBP for all portfolio segments which encompasses our loss experience during the Financial Crisis, and our more recent improved loss experience.
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
Bank Owned Life Insurance
We have purchased life insurance policies on certain executive officers and employees. We receive the cash surrender value of each policy upon its termination or benefits are payable to us upon the death of the insured. Changes in net cash surrender value are recognized in noninterest income or expense in the Consolidated Statements of Net Income.
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
We have three reporting units: Community Bank, Insurance and Wealth Management. Existing goodwill relates to value inherent in the Community Banking and Insurance reporting units and that value is dependent upon our ability to provide quality, cost-effective services in the face of competition from other market participants. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services. As such, goodwill value is supported ultimately by profitability that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill, which could adversely impact our earnings in future periods.
The carrying value of goodwill is tested annually for impairment each October 1st or more frequently if it is determined that a triggering event has occurred. We first assess qualitatively whether it is more likely than not that the fair value of the a reporting unit is less than its carrying amount. Our qualitative assessment considers such factors as macroeconomic conditions, market conditions specifically related to the banking industry, our overall financial performance and various other factors. If we determine that it is more likely than not that the fair value is less than the carrying amount, we proceed to test for impairment. The evaluation for impairment involves comparing the current estimated fair value of each reporting unit to its carrying value, including goodwill. If the current estimated fair value of the reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. If the estimated fair value of an reporting unit is less than the carrying value, further valuation procedures are performed that could result in impairment of goodwill being recorded. Further valuation procedures would include allocating the estimated fair value to all assets and liabilities of the reporting unit to determine an implied goodwill value. If the implied value of goodwill of an reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess. We completed the annual goodwill impairment assessment as required in 2017, 2016 and 2015; the results indicated that the fair value each reporting unit exceeded the carrying value.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Based upon the results of the qualitative assessment performed for our annual impairment analysis, we concluded that it is more likely than not that the fair value of the reporting units exceed the carrying value. Both the national economy and the local economies in our markets have shown improvement over the past couple of years. General economic activity and key indicators such as housing and unemployment continue to show improvement. While still challenging, the banking environment continues to improve with better asset quality, improved earnings and generally better stock prices. Activity in mergers and acquisitions demonstrated that there is premium value on banking franchises and a number of banks of our size have been able to access the capital markets over the past year. Our stock traded above book value for all of 2017. Additionally, our overall performance remains strong, and we have not identified any other facts or circumstances that would cause us to conclude that it is more likely than not that the fair value of each of the reporting units would be less than the carrying value of the reporting unit.
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
Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No such events or changes in circumstances occurred during the years ended December 31, 2017, 2016 and 2015.
The financial services industry and securities markets can be adversely affected by declining values. If economic conditions result in a prolonged period of economic weakness in the future, our operating segments, including the Community Banking segment, may be adversely affected. In the event that we determine that either our goodwill or finite lived intangible assets are impaired, recognition of an impairment charge could have a significant adverse impact on our financial position or results of operations in the period in which the impairment occurs.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

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
On January 25, 2016, the Board of Directors approved an amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016. As a result no additional benefits are earned by participants in those plans based on service or pay after March 31, 2016. The plan was previously closed to new participants effective December 31, 2007.
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
In the fourth quarter 2017, H.R.1, known as the Tax Cuts and Jobs Act, or Tax Act, was signed into law which requires the deferred tax assets and liabilities to be revalued using the 21 percent federal tax rate enacted. The effect was recorded in our fourth quarter tax provision.
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Diluted EPS is calculated under the more dilutive of either the treasury stock method or the two-class method. Under the treasury stock method, the weighted average number of common shares outstanding is increased by the potentially dilutive common shares. For the two-class method, diluted EPS is calculated for each class of shareholders using the weighted average number of shares attributed to each class. Potentially dilutive common shares are related to our outstanding warrants, stock options and restricted stock.
Recently Adopted Accounting Standards Updates, or ASU
Stock Compensation - Improvements to Employee Share-Based Payment Accounting
On March 31, 2016 the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: 1. accounting for income taxes; 2. classification of excess tax benefits on the statement of cash flows; 3. forfeitures; 4. minimum statutory tax withholding requirements; 5. classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; 6. practical expedient - expected term (nonpublic only); and 7. intrinsic value (nonpublic only). This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those years for public business entities. The adoption of this ASU on January 1, 2017, had no material impact on our results of operations or financial position.
Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting
In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. The amendments will be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The adoption of this ASU on January 1, 2017, had no impact on our results of operations or financial position.
Receivables - Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continues to be amortized to maturity. This Update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. We early adopted the provisions of this ASU on January 1, 2017, and it had no impact on our results of operations or financial position.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Recently Issued Accounting Standards Updates not yet Adopted
Income Statement -- Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, Income Statement -- Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, or Tax Act. The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users and will require certain disclosures about the stranded tax effects. This Update is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not been issued or made available for issuance. We intend to early adopt this Update and elect to reclassify the income tax effects of the Tax Act in our interim reporting period ending March 31, 2018. We estimate that the reclassification from accumulated other comprehensive income, or AOCI, to retained earnings will be $3.2 million for the release of stranded income tax effects relating to unrealized gains and losses on available for sale securities and our pension plan. The impact of this ASU will have no material impact on our results of operations or financial position upon adoption.
Compensation - Retirement Benefits - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Post Retirement Benefit Costs
In March 2017, the FASB issued ASU No. 2017-07, Compensation Retirement Benefits - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Post Retirement Benefit Costs (Topic 715). The main objective of this ASU is to provide financial statement users with clearer and disaggregated information related to the components of net periodic benefit cost and improve transparency of the presentation of net periodic benefit cost in the financial statements. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Effective March 31, 2016, our qualified and nonqualified defined benefit plans were amended to freeze benefit accruals for all persons entitled to benefits under the plan; as such, the provisions of this ASU will have no impact on our results of operations and financial position upon adoption.
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets - Clarifying the Scope of Assets Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The main objective in this ASU is intended to provide greater detail on what types of transactions should be accounted for as partial sales of nonfinancial assets. The scope of this ASU, as originally issued in ASU No. 2014-09 (described below), is intended to reduce the complexity of current GAAP requirements by clarifying which accounting guidance applies to various types of contracts that transfer assets or ownership interest to another entity. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017 and at the same time that ASU No. 2014-09 is effective. Early adoption is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The provisions of this ASU will not impact our results of operations and financial position upon adoption.
Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350). The main objective in this ASU is intended to simplify the current requirements for testing goodwill for impairment by eliminating step two from the goodwill impairment test. The amendments are expected to reduce the complexity and costs associated with performing the goodwill impairment test, which could result in recording impairment charges sooner than under the current guidance. This Update is effective for any interim and annual impairment tests in reporting periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the provisions of this ASU; however, we do not anticipate that this ASU will materially impact our results of operations and financial position upon adoption.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Business Combinations - Clarifying the Definition of a Business
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business (Topic 805). The main objective of this ASU is to help financial statement preparers evaluate whether a set of transferred assets and activities (either acquired or disposed of) is a business under Topic 805, Business Combinations by changing the definition of a business. The revised definition will result in fewer acquisitions being accounted for as business combinations than under existing guidance. The definition of a business is significant because it affects the accounting for acquisitions, the identification of reporting units, consolidation evaluations and the accounting for dispositions. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted for transactions not yet reflected in financial statements that have been issued or made available for issuance. The provisions of this ASU will have no material impact on our results of operations and financial position.
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
ASU 2014-09, including transition requirements for all amendments, is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Our revenue is comprised of net interest income, which is excluded from the scope of ASU 2014-09, and noninterest income. We have completed our overall assessment of revenue streams and related contracts, including trust and asset management fees, deposit related fees, interchange fees, merchant income and annuity and insurance commissions. We have also completed our evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue. We have evaluated the impact of this new standard and have concluded that our financial statements will not be materially impacted upon adoption; however, we will expand certain disclosures as required. We will adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach with a cumulative effect adjustment to opening retained earnings.
Leases - Section A-Amendments to the FASB Accounting Standards Codification, Section B-Conforming Amendments Related to Leases and Section C-Background Information and Basis for Conclusions
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases on the balance sheet. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. Early adoption of this ASU is permitted. Adoption of ASU 2016-02 is not expected to have a material impact on our consolidated financial statements. We lease certain branch and limited purpose facilities, land and equipment under operating leases that will result in the recognition of right-to-use assets and lease obligations under the ASU. Approximately 55 percent of our facilities are owned, not leased. At December 31, 2017, we had contractual operating lease commitments of approximately $72 million including renewal options. We have developed an implementation plan for adoption of this ASU which includes specific identification of all lease contracts, evaluating our current processes and procedures, assessing internal controls, evaluating tax considerations and evaluating impact to regulatory capital requirements. We plan to adopt ASU No. 2016-02 January 1, 2019.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- continued

Accounting for Financial Instruments - Overall: Classification and Measurement
In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement (Subtopic 825-10). The amendments in this ASU address the following: 1. require equity investments to be measured at fair value with changes in fair value recognized in net income; 2. simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3. eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4. require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5. require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6. require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and 7. clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017. We adopted ASU No. 2016-01 January 1, 2018 and have concluded that the provisions of this ASU will not materially impact our results of operations and financial position. We have $5.1 million of equity securities at December 31, 2017 where changes in the fair value will be recognized in the income statement beginning January 1, 2018.

NOTE 2. EARNINGS PER SHARE
The following table reconciles the numerators and denominators of basic and diluted EPS:

	Years ended December 31,
(dollars in thousands, except share and per share data)	2017	2016	2015
Numerator for Earnings per Common Share—Basic:
Net income	$72,968	$71,392	$67,081
Less: Income allocated to participating shares	242	225	280
Net Income Allocated to Common Shareholders	$72,726	$71,167	$66,801
Numerator for Earnings per Common Share—Diluted:
Net income	$72,968	$71,392	$67,081
Denominators:
Weighted Average Common Shares Outstanding—Basic	34,729,376	34,677,738	33,812,990
Add: Dilutive potential common shares	225,391	95,432	35,092
Denominator for Treasury Stock Method—Diluted	34,954,767	34,773,170	33,848,082
Weighted Average Common Shares Outstanding—Basic	34,729,376	34,677,738	33,812,990
Add: Average participating shares outstanding	115,418	109,755	141,558
Denominator for Two-Class Method—Diluted	34,844,794	34,787,493	33,954,548
Earnings per common share—basic	$2.10	$2.06	$1.98
Earnings per common share—diluted	$2.09	$2.05	$1.98
Warrants considered anti-dilutive excluded from dilutive potential common shares - exercise price $31.53 per share, expires January 2019	438,681	517,012	517,012
Restricted stock considered anti-dilutive excluded from dilutive potential common shares	88,578	116,749	106,466

NOTE 3. FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2017 and 2016.

	December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$19,789	$—	$19,789
Obligations of U.S. government corporations and agencies	—	162,193	—	162,193
Collateralized mortgage obligations of U.S. government corporations and agencies	—	108,688	—	108,688
Residential mortgage-backed securities of U.S. government corporations and agencies	—	32,854	—	32,854
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	242,221	—	242,221
Obligations of states and political subdivisions	—	127,402	—	127,402
Marketable equity securities	—	5,144	—	5,144
Total securities available-for-sale	—	698,291	—	698,291
Trading securities held in a Rabbi Trust	5,080	—	—	5,080
Total securities	5,080	698,291	—	703,371
Derivative financial assets:
Interest rate swaps	—	3,074	—	3,074
Interest rate lock commitments	—	226	—	226
Total Assets	$5,080	$701,591	$—	$706,671
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$3,055	$—	$3,055
Forward sale contracts	—	5	—	5
Total Liabilities	$—	$3,060	$—	$3,060

NOTE 3. FAIR VALUE MEASUREMENTS -- continued

	December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Securities available-for-sale:
U.S. Treasury securities	$—	$24,811	$—	$24,811
Obligations of U.S. government corporations and agencies	—	232,179	—	232,179
Collateralized mortgage obligations of U.S. government corporations and agencies	—	129,777	—	129,777
Residential mortgage-backed securities of U.S. government corporations and agencies	—	37,358	—	37,358
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	125,604	—	125,604
Obligations of states and political subdivisions	—	132,509	—	132,509
Marketable equity securities	—	11,249	—	11,249
Total securities available-for-sale	—	693,487	—	693,487
Trading securities held in a Rabbi Trust	4,410	—	—	4,410
Total securities	4,410	693,487	—	697,897
Derivative financial assets:
Interest rate swaps	—	6,960	—	6,960
Interest rate lock commitments	—	236	—	236
Total Assets	$4,410	$700,683	$—	$705,093
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$6,958	$—	$6,958
Forward sale contracts	—	27	—	27
Total Liabilities	$—	$6,985	$—	$6,985
We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market.
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either December 31, 2017 or December 31, 2016.
The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	December 31, 2017				December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Loans held for sale	$—	$—	$—	$—	$—	$—	$1,802	$1,802
Impaired loans	—	—	6,759	6,759	—	—	10,329	10,329
Other real estate owned	—	—	444	444	—	—	396	396
Mortgage servicing rights	—	—	178	178	—	—	538	538
Total Assets	$—	$—	$7,381	$7,381	$—	$—	$13,065	$13,065
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

NOTE 3. FAIR VALUE MEASUREMENTS -- continued

The carrying values and fair values of our financial instruments at December 31, 2017 and 2016 are presented in the following tables:

		Fair Value Measurements at December 31, 2017
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$117,152	$117,152	$117,152	$—	$—
Securities available-for-sale	698,291	698,291	—	698,291	—
Loans held for sale	4,485	4,583	—	—	4,583
Portfolio loans, net of unearned income	5,761,449	5,690,292	—	—	5,690,292
Bank owned life insurance	72,150	72,150	—	72,150	—
FHLB and other restricted stock	29,270	29,270	—	—	29,270
Trading securities held in a Rabbi Trust	5,080	5,080	5,080	—	—
Mortgage servicing rights	4,133	4,571	—	—	4,571
Interest rate swaps	3,074	3,074	—	3,074	—
Interest rate lock commitments	226	226	—	226	—
LIABILITIES
Deposits	$5,427,891	$5,426,928	$—	$—	$5,426,928
Securities sold under repurchase agreements	50,161	50,161	—	—	50,161
Short-term borrowings	540,000	540,000	—	—	540,000
Long-term borrowings	47,301	47,618	—	—	47,618
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	3,055	3,055	—	3,055	—
Forward sale contracts	5	5	—	5	—
(1)As reported in the Consolidated Balance Sheets

		Fair Value Measurements at December 31, 2016
(dollars in thousands)	Carrying Value(1)	Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$139,486	$139,486	$139,486	$—	$—
Securities available-for-sale	693,487	693,487	—	693,487	—
Loans held for sale	3,793	3,815	—	—	3,815
Portfolio loans, net of unearned income	5,611,419	5,551,266	—	—	5,551,266
Bank owned life insurance	72,081	72,081	—	72,081	—
FHLB and other restricted stock	31,817	31,817	—	—	31,817
Trading securities held in a Rabbi Trust	4,410	4,410	4,410	—	—
Mortgage servicing rights	3,744	4,098	—	—	4,098
Interest rate swaps	6,960	6,960	—	6,960	—
Interest rate lock commitments	236	236	—	236	—
LIABILITIES
Deposits	$5,272,377	$5,276,499	$—	$—	$5,276,499
Securities sold under repurchase agreements	50,832	50,832	—	—	50,832
Short-term borrowings	660,000	660,000	—	—	660,000
Long-term borrowings	14,713	15,267	—	—	15,267
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	6,958	6,958	—	6,958	—
Forward sale contracts	27	27	—	27	—
(1)As reported in the Consolidated Balance Sheets

NOTE 4. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Board of Governors of the Federal Reserve System, or the Federal Reserve, imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the Federal Reserve. The required reserves averaged $36.2 million for 2017, $36.8 million for 2016 and $44.1 million for 2015.
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
NOTE 6. SECURITIES AVAILABLE-FOR-SALE
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	December 31, 2017				December 31, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,943	$—	$(154)	$19,789	$24,891	$47	$(127)	$24,811
Obligations of U.S. government corporations and agencies	162,045	341	(193)	162,193	230,989	1,573	(383)	232,179
Collateralized mortgage obligations of U.S. government corporations and agencies	109,916	93	(1,321)	108,688	130,046	465	(734)	129,777
Residential mortgage-backed securities of U.S. government corporations and agencies	32,388	679	(213)	32,854	36,606	984	(232)	37,358
Commercial mortgage-backed securities of U.S. government corporations and agencies(1)	244,018	247	(2,044)	242,221	127,311	243	(1,950)	125,604
Obligations of states and political subdivisions	123,159	4,285	(42)	127,402	128,783	3,772	(46)	132,509
Debt Securities	691,469	5,645	(3,967)	693,147	678,626	7,084	(3,472)	682,238
Marketable equity securities	3,815	1,330	(1)	5,144	7,579	3,670	—	11,249
Total	$695,284	$6,975	$(3,968)	$698,291	$686,205	$10,754	$(3,472)	$693,487
(1)Includes a $5.9 million security purchase that was pending settlement as of December 31, 2017.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Gross realized gains	$3,986	$—	$—
Gross realized losses	(986)	—	(34)
Net Realized (Losses) Gains	$3,000	$—	$(34)

NOTE 6. SECURITIES AVAILABLE-FOR-SALE -- continued

The following tables present the fair value and the age of gross unrealized losses by investment category as of the dates presented:

	December 31, 2017
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	3	$19,789	$(154)	—	$—	$—	3	$19,789	$(154)
Obligations of U.S. government corporations and agencies	9	63,635	(144)	1	10,017	(49)	10	73,652	(193)
Collateralized mortgage obligations of U.S. government corporations and agencies	7	47,465	(248)	7	45,809	(1,073)	14	93,274	(1,321)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	2,333	(10)	2	8,638	(203)	3	10,971	(213)
Commercial mortgage-backed securities of U.S. government corporations and agencies	14	128,300	(775)	5	48,746	(1,269)	19	177,046	(2,044)
Obligations of states and political subdivisions	2	10,330	(42)	—	—	—	2	10,330	(42)
Debt Securities	36	271,852	(1,373)	15	113,210	(2,594)	51	385,062	(3,967)
Marketable equity securities	1	70	(1)	—	—	—	1	70	(1)
Total Temporarily Impaired Securities	37	$271,922	$(1,374)	15	$113,210	$(2,594)	52	$385,132	$(3,968)

	December 31, 2016
	Less Than 12 Months			12 Months or More				Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	1	$9,811	$(127)	—	$—	$—	1	$9,811	$(127)
Obligations of U.S. government corporations and agencies	7	62,483	(383)	—	—	—	7	62,483	(383)
Collateralized mortgage obligations of U.S. government corporations and agencies	10	83,031	(734)	—	—	—	10	83,031	(734)
Residential mortgage-backed securities of U.S. government corporations and agencies	2	10,022	(232)	—	—	—	2	10,022	(232)
Commercial mortgage-backed securities of U.S. government corporations and agencies	10	96,576	(1,950)	—	—	—	10	96,576	(1,950)
Obligations of states and political subdivisions	1	5,577	(46)	—	—	—	1	5,577	(46)
Debt Securities	31	267,500	(3,472)	—	—	—	31	267,500	(3,472)
Marketable equity securities	—	—	—	—	—	—	—	—	—
Total Temporarily Impaired Securities	31	$267,500	$(3,472)	—	$—	$—	31	$267,500	$(3,472)

NOTE 6. SECURITIES AVAILABLE-FOR-SALE -- continued

We do not believe any individual unrealized loss as of December 31, 2017 represents an other than temporary impairment, or OTTI. As of December 31, 2017, the unrealized losses on 51 debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. There was one marketable equity security with an unrealized loss at December 31, 2017 and no marketable equity securities at an unrealized loss at December 31, 2016. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.
The following table displays net unrealized gains and losses, net of tax, on securities available-for-sale included in accumulated other comprehensive income/(loss), for the periods presented:

	December 31, 2017			December 31, 2016
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
Total unrealized gains (losses) on securities available for sale	$6,975	$(3,968)	$3,007	$10,754	$(3,472)	$7,282
Income tax (expense) benefit	(2,450)	1,394	(1,056)	(3,776)	1,219	(2,557)
Net unrealized gains (losses), net of tax included in accumulated other comprehensive income(loss)	$4,525	$(2,574)	$1,951	$6,978	$(2,253)	$4,725
The amortized cost and fair value of securities available-for-sale at December 31, 2017 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$58,501	$58,438
Due after one year through five years	141,646	142,859
Due after five years through ten years	70,584	72,132
Due after ten years	34,416	35,955
	305,147	309,384
Collateralized mortgage obligations of U.S. government corporations and agencies	109,916	108,688
Residential mortgage-backed securities of U.S. government corporations and agencies	32,388	32,854
Commercial mortgage-backed securities of U.S. government corporations and agencies	244,018	242,221
Debt Securities	691,469	693,147
Marketable equity securities	3,815	5,144
Total	$695,284	$698,291
At December 31, 2017 and 2016, securities with carrying values of $249 million and $342 million were pledged for various regulatory and legal requirements.

NOTE 7. LOANS AND LOANS HELD FOR SALE
Loans are presented net of unearned income of $5.2 million at December 31, 2017 and 2016 and net of a discount related to purchase accounting fair value adjustments of $2.8 million and $7.1 million at December 31, 2017 and December 31, 2016. The following table indicates the composition of the acquired and originated loans as of the dates presented:

	December 31,
(dollars in thousands)	2017	2016
Commercial
Commercial real estate	$2,685,994	$2,498,476
Commercial and industrial	1,433,266	1,401,035
Commercial construction	384,334	455,884
Total Commercial Loans	4,503,594	4,355,395
Consumer
Residential mortgage	698,774	701,982
Home equity	487,326	482,284
Installment and other consumer	67,204	65,852
Consumer construction	4,551	5,906
Total Consumer Loans	1,257,855	1,256,024
Total Portfolio Loans	5,761,449	5,611,419
Loans held for sale	4,485	3,793
Total Loans	$5,765,934	$5,615,212
As of December 31, 2017, our acquired loans from the Merger were $387 million including $209 million of CRE, $92.1 million of C&I, $11.1 million of commercial construction, $57.5 million of residential mortgage and $17.3 million of home equity, installment and other consumer construction. These acquired loans decreased from acquired loans at December 31, 2016 of $543 million, including $273 million of CRE, $141 million of C&I, $33.0 million of commercial construction, $74.0 million of residential mortgage, $22.0 million of home equity, installment and other consumer construction.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 78 percent of total portfolio loans at both December 31, 2017 and 2016. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $3.1 billion or 68 percent of total commercial loans and 53 percent of total portfolio loans at December 31, 2017 and comprised of $3.0 billion or 68 percent of total commercial loans and 53 percent of total portfolio loans at December 31, 2016. Further segmentation of the CRE and Commercial Construction portfolios by collateral type reveals no concentration in excess of 14 percent of both total CRE and Commercial Construction loans at either December 31, 2017 or December 31, 2016.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area, resulting in a geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. Our CRE and Commercial Construction portfolios have out-of-market exposure of 5.2 percent of their combined portfolios and 2.8 percent of total portfolio loans at December 31, 2017 and 5.2 percent of their combined portfolios and 2.7 percent of total portfolio loans at December 31, 2016.
The following table summarizes our restructured loans as of the dates presented:

	December 31, 2017			December 31, 2016
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$2,579	$967	$3,546	$2,994	$646	$3,640
Commercial and industrial	3,946	3,197	7,143	1,387	4,493	5,880
Commercial construction	2,420	2,413	4,833	2,966	430	3,396
Residential mortgage	2,039	3,585	5,624	2,375	5,068	7,443
Home equity	3,885	979	4,864	3,683	954	4,637
Installment and other consumer	32	9	41	18	7	25
Total	$14,901	$11,150	$26,051	$13,423	$11,598	$25,021

NOTE 7. LOANS AND LOANS HELD FOR SALE -- continued

The following tables present the restructured loans by type of concession for the years ended December 31:

	2017				2016
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Commercial real estate
Chapter 7 bankruptcy(2)	—	$—	$—	$—	1	$709	$646	$(63)
Interest Rate Reduction	—	—	—	—	1	250	242	(8)
Maturity date extension	1	400	398	(2)	—	—	—	—
Commercial and industrial
Maturity date extension	1	274	777	503	4	4,756	3,334	(1,422)
Maturity date extension and interest rate reduction	2	1,800	1,805	5	—	—	—	—
Principal deferral	2	113	113	—	5	985	986	1
Commercial construction
Maturity date extension	—	—	—	—	3	1,251	1,151	(100)
Principal forgiveness	2	1,996	1,996	—	—	—	—	—
Residential mortgage
Chapter 7 bankruptcy(2)	1	33	31	(2)	7	439	413	(26)
Maturity date extension	—	—	—	—	1	483	414	(69)
Maturity date extension and interest rate reduction	—	—	—	—	1	280	279	(1)
Principal deferral	—	—	—	—	1	3,273	3,133	(140)
Home equity
Chapter 7 bankruptcy(2)	21	689	643	(46)	19	676	643	(33)
Maturity date extension	1	231	231	—	5	305	298	(7)
Maturity date extension and interest rate reduction	1	173	113	(60)	2	604	598	(6)
Principal deferral	—	—	—	—	1	47	45	(2)
Installment and other consumer
Chapter 7 bankruptcy(2)	4	48	35	(13)	2	16	10	(6)
Total by Concession Type
Chapter 7 bankruptcy(2)	26	$770	$709	$(61)	29	$1,840	$1,712	$(128)
Interest rate reduction	—	—	—	—	1	250	242	(8)
Maturity date extension	3	905	1,406	501	13	6,795	5,197	(1,598)
Maturity date extension and interest rate reduction	3	1,973	1,918	(55)	3	884	877	(7)
Principal deferral	2	113	113	—	7	4,305	4,164	(141)
Principal forgiveness	2	1,996	1,996	—	—	—	—	—
Total	36	$5,757	$6,142	$385	53	$14,074	$12,192	$(1,882)
(1)Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2)Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.
During 2017, we modified 15 loans that were not considered to be TDRs, including 10 C&I loans for $10.8 million, and five CRE loans for $7.5 million. These modifications primarily represented insignificant delays in the timing of payments, concessions where we were adequately compensated through principal pay downs, fees or additional collateral or circumstances where we concluded that no concession was granted. As of December 31, 2017, we have two commitments totaling $0.2 million to lend additional funds on a TDR.
We returned one TDR totaling $2.0 million to accruing status during 2017. We returned five TDRs to accruing status during 2016 totaling $0.9 million.
Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were no TDRs that defaulted during the years ended December 31, 2017 and 2016 that were restructured within the last 12 months prior to defaulting.

NOTE 7. LOANS AND LOANS HELD FOR SALE -- continued

The following table is a summary of nonperforming assets as of the dates presented:

	December 31,
(dollars in thousands)	2017	2016
Nonperforming Assets
Nonaccrual loans	$12,788	$31,037
Nonaccrual TDRs	11,150	11,598
Total nonaccrual loans	23,938	42,635
OREO	469	679
Total Nonperforming Assets	$24,407	$43,314
NPAs decreased $18.9 million to $24.4 million during 2017 compared to $43.3 million for the year ended 2016. The decrease primarily related to two large commercial nonperforming, impaired loans that paid off during the year that totaled $10.5 million.
The following table presents a summary of the aggregate amount of loans to certain officers, directors of S&T or any affiliates of such persons as of December 31:

(dollars in thousands)	2017	2016
Balance at beginning of year	$25,167	$24,517
New loans	25,203	22,740
Repayments or no longer considered a related party	(40,300)	(22,090)
	$10,070	$25,167

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
The following are key risks within each portfolio segment:

CRE—Loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes such as hotels, strip malls and apartments. Operations of the individual projects and global cash flows of the debtors are the primary sources of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type and the business prospects of the lessee, if the project is not owner-occupied.

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

NOTE 8. ALLOWANCE FOR LOAN LOSSES -- continued

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
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	December 31, 2017
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,681,395	$997	$134	$3,468	$4,599	$2,685,994
Commercial and industrial	1,426,754	420	446	5,646	6,512	1,433,266
Commercial construction	377,968	2,473	20	3,873	6,366	384,334
Residential mortgage	687,195	2,975	1,439	7,165	11,579	698,774
Home equity	480,956	2,065	590	3,715	6,370	487,326
Installment and other consumer	66,770	193	170	71	434	67,204
Consumer construction	4,551	—	—	—	—	4,551
Loans held for sale	4,485	—	—	—	—	4,485
Total	$5,730,074	$9,123	$2,799	$23,938	$35,860	$5,765,934

	December 31, 2016
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non- performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,479,513	$2,032	$759	$16,172	$18,963	$2,498,476
Commercial and industrial	1,391,475	1,061	428	8,071	9,560	1,401,035
Commercial construction	450,410	547	—	4,927	5,474	455,884
Residential mortgage	689,635	1,312	1,117	9,918	12,347	701,982
Home equity	476,866	1,470	509	3,439	5,418	482,284
Installment and other consumer	65,525	176	43	108	327	65,852
Consumer construction	5,906	—	—	—	—	5,906
Loans held for sale	3,793	—	—	—	—	3,793
Total	$5,563,123	$6,598	$2,856	$42,635	$52,089	$5,615,212
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

NOTE 8. ALLOWANCE FOR LOAN LOSSES -- continued

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
The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	December 31, 2017
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,588,847	96.4%	$1,345,810	93.9%	$368,105	95.8%	$4,302,762	95.5%
Special mention	66,436	2.5%	54,320	3.8%	9,345	2.4%	130,101	2.9%
Substandard	30,711	1.1%	33,136	2.3%	6,884	1.8%	70,731	1.6%
Total	$2,685,994	100.0%	$1,433,266	100.0%	$384,334	100.0%	$4,503,594	100.0%

	December 31, 2016
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,423,742	97.0%	$1,315,507	93.9%	$430,472	94.4%	$4,169,721	95.7%
Special mention	33,098	1.3%	40,409	2.9%	14,691	3.2%	88,198	2.0%
Substandard	41,636	1.7%	45,119	3.2%	10,721	2.4%	97,476	2.3%
Total	$2,498,476	100.0%	$1,401,035	100.0%	$455,884	100.0%	$4,355,395	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	December 31, 2017
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$691,609	99.0%	$483,611	99.2%	$67,133	99.9%	$4,551	100.0%	$1,246,904	99.1%
Nonperforming	7,165	1.0%	3,715	0.8%	71	0.1%	—	—%	10,951	0.9%
Total	$698,774	100.0%	$487,326	100.0%	$67,204	100.0%	$4,551	100.0%	$1,257,855	100.0%

	December 31, 2016
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$692,064	98.6%	$478,845	99.3%	$65,744	99.8%	$5,906	100.0%	$1,242,559	98.9%
Nonperforming	9,918	1.4%	3,439	0.7%	108	0.2%	—	—%	13,465	1.1%
Total	$701,982	100.0%	$482,284	100.0%	$65,852	100.0%	$5,906	100.0%	$1,256,024	100.0%
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

NOTE 8. ALLOWANCE FOR LOAN LOSSES -- continued

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	December 31, 2017			December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial and industrial	1,735	1,787	29	964	2,433	771
Commercial construction	—	—	—	—	—	—
Consumer real estate	21	21	21	26	26	26
Other consumer	27	27	27	1	1	1
Total with a Related Allowance Recorded	1,783	1,835	77	991	2,460	798
Without a related allowance recorded:
Commercial real estate	3,546	3,811	—	16,352	17,654	—
Commercial and industrial	5,549	7,980	—	5,902	7,699	—
Commercial construction	5,464	8,132	—	6,613	10,306	—
Consumer real estate	10,467	11,357	—	12,053	12,849	—
Other consumer	14	22	—	24	31	—
Total without a Related Allowance Recorded	25,040	31,302	—	40,944	48,539	—
Total:
Commercial real estate	3,546	3,811	—	16,352	17,654	—
Commercial and industrial	7,284	9,767	29	6,866	10,132	771
Commercial construction	5,464	8,132	—	6,613	10,306	—
Consumer real estate	10,488	11,378	21	12,079	12,875	26
Other consumer	41	49	27	25	32	1
Total	$26,823	$33,137	$77	$41,935	$50,999	$798
As of December 31, 2017, we had $26.8 million of impaired loans which included $5.1 million of acquired loans that experienced credit deterioration since the acquisition date.

NOTE 8. ALLOWANCE FOR LOAN LOSSES -- continued

The following table summarizes investments in loans considered to be impaired and related information on those impaired loans for the years presented:

	For the Year Ended
	December 31, 2017		December 31, 2016
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	968	52	2,438	—
Commercial construction	—	—	—	—
Consumer real estate	23	2	28	2
Other consumer	34	2	2	—
Total with a Related Allowance Recorded	1,025	56	2,468	2
Without a related allowance recorded:
Commercial real estate	6,636	177	17,496	144
Commercial and industrial	9,897	257	6,141	160
Commercial construction	6,828	253	7,723	162
Consumer real estate	11,037	487	11,939	523
Other consumer	23	—	35	1
Total without a Related Allowance Recorded	34,421	1,174	43,334	990
Total:
Commercial real estate	6,636	177	17,496	144
Commercial and industrial	10,865	309	8,579	160
Commercial construction	6,828	253	7,723	162
Consumer real estate	11,060	489	11,967	525
Other consumer	57	2	37	1
Total	$35,446	$1,230	$45,802	$992
The following tables detail activity in the ALL for the periods presented:

	2017
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of year	$19,976	$10,810	$13,999	$6,095	$1,895	$52,775
Charge-offs	(2,304)	(4,709)	(2,571)	(2,274)	(1,638)	(13,496)
Recoveries	810	654	851	342	571	3,228
Net (Charge-offs) Recoveries	(1,494)	(4,055)	(1,720)	(1,932)	(1,067)	(10,268)
Provision for loan losses	8,753	2,211	888	1,316	715	13,883
Balance at End of Year	$27,235	$8,966	$13,167	$5,479	$1,543	$56,390

	2016
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of year	$15,043	$10,853	$12,625	$8,400	$1,226	$48,147
Charge-offs	(3,114)	(6,810)	(1,877)	(1,657)	(2,103)	(15,561)
Recoveries	692	722	21	433	356	2,224
Net Recoveries (Charge-offs)	(2,422)	(6,088)	(1,856)	(1,224)	(1,747)	(13,337)
Provision for loan losses	7,355	6,045	3,230	(1,081)	2,416	17,965
Balance at End of Year	$19,976	$10,810	$13,999	$6,095	$1,895	$52,775

NOTE 8. ALLOWANCE FOR LOAN LOSSES -- continued

Loans acquired in the Merger were recorded at fair value with no carryover of the related allowance for loan losses from Integrity. As of December 31, 2017, acquired loans from the Merger of $387 million were outstanding, which decreased from $543 million at December 31, 2016. Additional credit deterioration on acquired loans during 2017 in excess of the original credit discount embedded in the fair value determination on the date of acquisition was recognized in the ALL through the provision for loan losses.
The following tables present the ALL and recorded investments in loans by category as of December 31:

	2017
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$27,235	$27,235	$3,546	$2,682,448	$2,685,994
Commercial and industrial	29	8,937	8,966	7,284	1,425,982	1,433,266
Commercial construction	—	13,167	13,167	5,464	378,870	384,334
Consumer real estate	21	5,458	5,479	10,488	1,180,163	1,190,651
Other consumer	27	1,516	1,543	41	67,163	67,204
Total	$77	$56,313	$56,390	$26,823	$5,734,626	$5,761,449

	2016
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$19,976	$19,976	$16,352	$2,482,124	$2,498,476
Commercial and industrial	771	10,039	10,810	6,866	1,394,169	1,401,035
Commercial construction	—	13,999	13,999	6,613	449,271	455,884
Consumer real estate	26	6,069	6,095	12,079	1,178,093	1,190,172
Other consumer	1	1,894	1,895	25	65,827	65,852
Total	$798	$51,977	$52,775	$41,935	$5,569,484	$5,611,419

NOTE 9. PREMISES AND EQUIPMENT
The following table is a summary of premises and equipment as of the dates presented:

	December 31,
(dollars in thousands)	2017	2016
Land	$6,266	$6,397
Premises	51,799	52,696
Furniture and equipment	34,836	32,328
Leasehold improvements	6,643	7,293
	99,544	98,714
Accumulated depreciation	(56,842)	(53,715)
Total	$42,702	$44,999
Depreciation expense related to premises and equipment was $5.1 million in 2017, $5.0 million in 2016 and $4.7 million in 2015.
Certain banking facilities are leased under arrangements expiring at various dates through the year 2054. We account for these leases on a straight-line basis due to escalation clauses. All leases are accounted for as operating leases, except for one capital lease. Rental expense for premises amounted to $4.0 million, $4.1 million and $3.9 million in 2017, 2016 and 2015. Included in the rental expense for premises are leases entered into with two S&T directors, which totaled $0.2 million in 2017, and $0.3 million in 2016 and 2015.

NOTE 9. PREMISES AND EQUIPMENT -- continued

Minimum annual rental and renewal option payments for each of the following five years and thereafter are approximately:

(dollars in thousands)	Operating	Capital	Total
2018	$3,257	$76	$3,333
2019	3,277	77	3,354
2020	3,312	77	3,389
2021	3,351	76	3,427
2022	3,425	77	3,502
Thereafter	55,000	457	55,457
Total	$71,622	$840	$72,462

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents goodwill as of the dates presented:

	December 31,
(dollars in thousands)	2017	2016
Balance at beginning of year	$291,670	$291,764
Additions	—	—
Other adjustments	—	$(94)
Balance at End of Year	$291,670	$291,670
Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Purchase accounting guidance allows for a reasonable period of time following an acquisition for the acquirer to obtain the information necessary to complete the accounting for a business combination. This period is known as the measurement period. Additional measurement period purchase accounting adjustments, primarily related to taxes from the Merger, decreased goodwill by less than $0.1 million in 2016.
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
The following table shows a summary of intangible assets as of the dates presented:

	December 31,
(dollars in thousands)	2017	2016
Gross carrying amount at beginning of year	$22,114	$22,114
Additions	—	—
Accumulated amortization	(18,437)	(17,204)
Balance at End of Year	$3,677	$4,910
Intangible assets as of December 31, 2017 consisted of $3.4 million for core deposits and $0.3 million for insurance contract relationships resulting from acquisitions. We determined the amount of identifiable intangible assets based upon independent core deposit, wealth management and insurance contract valuations. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. There were no triggering events in 2017 requiring an impairment analysis to be completed.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS -- continued

Amortization expense on finite-lived intangible assets totaled $1.2 million, $1.6 million and $1.8 million for 2017, 2016 and 2015. The following is a summary of the expected amortization expense for finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2017 and thereafter:

(dollars in thousands)	Amount
2018	$1,013
2019	655
2020	554
2021	477
2022	359
Thereafter	619
Total	$3,677

NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table indicates the amounts representing the value of derivative assets and derivative liabilities at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2017	2016	2017	2016
Derivatives not Designated as Hedging Instruments
Interest Rate Swap Contracts—Commercial Loans
Fair value	$3,074	$6,960	$3,055	$6,958
Notional amount	263,841	282,930	263,841	282,930
Collateral posted	—	—	1,448	14,340
Interest Rate Lock Commitments—Mortgage Loans
Fair value	226	236	—	—
Notional amount	6,860	8,490	—	—
Forward Sale Contracts—Mortgage Loans
Fair value	—	—	5	27
Notional amount	—	—	6,580	8,216
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at December 31:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	2017	2016	2017	2016
Derivatives not Designated as Hedging Instruments
Gross amounts recognized	$4,974	$8,590	$4,955	$8,588
Gross amounts offset	(1,900)	(1,630)	(1,900)	(1,630)
Net amounts presented in the Consolidated Balance Sheets	3,074	6,960	3,055	6,958
Gross amounts not offset(1)	—	—	(1,448)	(14,340)
Net Amount	$3,074	$6,960	$1,607	$(7,382)
(1)Amounts represent posted collateral.

NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - continued
The following table indicates the gain or loss recognized in income on derivatives for the years ended December 31:

(dollars in thousands)	2017	2016	2015
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$17	$(16)	$(8)
Interest rate lock commitments—mortgage loans	(11)	(25)	26
Forward sale contracts—mortgage loans	52	(22)	52
Total Derivative (Loss) Gain	$58	$(63)	$70

NOTE 12. MORTGAGE SERVICING RIGHTS
For the years ended December 31, 2017, 2016 and 2015, the 1-4 family mortgage loans that were sold to Fannie Mae amounted to $78.8 million, $93.9 million and $76.8 million. At December 31, 2017, 2016 and 2015 our servicing portfolio totaled $441 million, $407 million and $361 million.
The following table indicates MSRs and the net carrying values:

(dollars in thousands)	Servicing Rights	Valuation Allowance	Net Carrying Value
Balance at December 31, 2015	$3,426	$(189)	$3,237
Additions	1,047	—	1,047
Amortization	(615)	—	(615)
Temporary recapture (impairment)	—	75	75
Balance at December 31, 2016	$3,858	$(114)	$3,744
Additions	918	—	918
Amortization	(584)	—	(584)
Temporary recapture (impairment)	—	55	55
Balance at December 31, 2017	$4,192	$(59)	$4,133

NOTE 13. QUALIFIED AFFORDABLE HOUSING
We invest in affordable housing projects primarily to satisfy our Community Reinvestment Act requirements. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. Our total investment in qualified affordable housing projects was $9.0 million at December 31, 2017 and $11.7 million at December 31, 2016. We have one open commitment for $0.8 million to fund a new qualified affordable housing project at December 31, 2017. There were no open commitments to fund current or future investments in qualified affordable housing projects at December 31, 2016. Amortization expense, included in other noninterest expense in the Consolidated Statements of Net Income, was $3.0 million, $3.3 million and $3.6 million for December 31, 2017, 2016 and 2015. The amortization expense was offset by tax credits of $3.4 million, $3.7 million and $4.0 million for December 31, 2017, 2016 and 2015, as a reduction to our federal tax provision. We evaluated our investments in affordable housing projects for impairment at December 31, 2017 due to the enactment of the Tax Act in 2017; the results indicated that the tax benefits associated with each investment exceeded the carrying values.

NOTE 14. DEPOSITS
The following table presents the composition of deposits at December 31 and interest expense for the years ended December 31:

	2017		2016		2015
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$1,387,712	$—	$1,263,833	$—	$1,227,766	$—
Interest-bearing demand	603,141	67	638,300	111	616,188	818
Money market	1,146,156	9,204	936,461	4,199	605,184	1,299
Savings	893,119	2,081	1,050,131	2,002	1,061,265	1,712
Certificates of deposit	1,397,763	13,978	1,383,652	13,380	1,366,208	9,115
Total	$5,427,891	$25,330	$5,272,377	$19,692	$4,876,611	$12,944
The aggregate of all certificates of deposits over $100,000, including brokered CDs, was $585 million and $672 million at December 31, 2017 and 2016. Certificates of deposits over $250,000, including brokered CDs, were $228 million and $303 million at December 31, 2017 and 2016.
The following table indicates the scheduled maturities of certificates of deposit at December 31, 2017:

(dollars in thousands)	Amount
2018	$1,015,515
2019	233,932
2020	43,461
2021	65,563
2022	33,172
Thereafter	6,120
Total	$1,397,763

NOTE 15. SHORT-TERM BORROWINGS
Short-term borrowings are for terms under one year and were comprised of REPOs and FHLB advances. REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation, or FDIC. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and are therefore accounted for as a secured borrowing. Securities with amortized cost of $57.5 million and carrying value of $56.8 million at December 31, 2017 and amortized cost of $53.2 million and carrying value of $52.9 million at December 31, 2016 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily.
The following table represents the composition of short-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

	2017			2016			2015
(dollars in thousands)	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense	Balance	Weighted Average Interest Rate	Interest Expense
REPOs	$50,161	0.39%	$54	$50,832	0.01%	$5	$62,086	0.01%	$4
FHLB advances	540,000	1.47%	7,399	660,000	0.76%	2,713	356,000	0.52%	932
Total Short-term Borrowings	$590,161	1.38%	$7,453	$710,832	0.70%	$2,718	$418,086	0.44%	$936

NOTE 16. LONG-TERM BORROWINGS AND SUBORDINATED DEBT
Long-term borrowings are for original terms greater than or equal to one year and are comprised of FHLB advances and junior subordinated debt securities. Our long-term borrowings at the Pittsburgh FHLB were $47.2 million as of December 31, 2017 and $14.7 million as of December 31, 2016. FHLB borrowings are secured by a blanket lien on residential mortgages and other real estate secured loans. Total loans pledged as collateral at the FHLB were $3.5 billion at December 31, 2017. We were eligible to borrow up to an additional $1.8 billion based on qualifying collateral, to a maximum borrowing capacity of $2.5 billion at December 31, 2017.
The following table represents the balance of long-term borrowings, the weighted average interest rate as of December 31 and interest expense for the years ended December 31:

(dollars in thousand)	2017	2016	2015
Long-term borrowings	$47,301	$14,713	$117,043
Weighted average interest rate	1.88%	2.91%	0.81%
Interest expense	$463	$670	$790
Scheduled annual maturities and average interest rates for all of our long-term debt for each of the five years subsequent to December 31, 2017 and thereafter are as follows:

(dollars in thousands)	Balance	Average Rate
2018	$2,496	3.60%
2019	37,514	1.60%
2020	2,004	3.22%
2021	1,057	3.44%
2022	529	4.50%
Thereafter	3,701	1.96%
Total	$47,301	1.88%
Junior Subordinated Debt Securities
The following table represents the composition of junior subordinated debt securities at December 31 and the interest expense for the years ended December 31:

	2017		2016		2015
(dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
2006 Junior subordinated debt	$25,000	$708	$25,000	$580	$25,000	$554
2008 Junior subordinated debt—trust preferred securities	20,619	955	20,619	854	20,619	773
Total	$45,619	$1,663	$45,619	$1,434	$45,619	$1,327
The following table summarizes the key terms of our junior subordinated debt securities:

(dollars in thousands)	2006 Junior Subordinated Debt	2008 Trust Preferred Securities
Junior Subordinated Debt	$25,000	—
Trust Preferred Securities	—	$20,619
Stated Maturity Date	12/15/2036	3/15/2038
Optional redemption date at par	Any time after 9/15/2011	Any time after 3/15/2013
Regulatory Capital	Tier 2	Tier 1
Interest Rate	3 month LIBOR plus 160 bps	3 month LIBOR plus 350 bps
Interest Rate at December 31, 2017	2.92%	4.82%

NOTE 16. LONG-TERM BORROWINGS AND SUBORDINATED DEBT - continued
We completed a private placement of the trust preferred securities to a financial institution during the first quarter of 2008. As a result, we own 100 percent of the common equity of STBA Capital Trust I. The trust was formed to issue mandatorily redeemable capital securities to third-party investors. The proceeds from the sale of the securities and the issuance of the common equity by STBA Capital Trust I were invested in junior subordinated debt securities issued by us. The third party investors are considered the primary beneficiaries of STBA Capital Trust I; therefore, the trust qualifies as a VIE, but is not consolidated into our financial statements. STBA Capital Trust I pays dividends on the securities at the same rate as the interest paid by us on the junior subordinated debt held by STBA Capital Trust I.
NOTE 17. COMMITMENTS AND CONTINGENCIES
Commitments
The following table sets forth our commitments and letters of credit as of the dates presented:

	December 31,
(dollars in thousands)	2017	2016
Commitments to extend credit	$1,420,428	$1,509,696
Standby letters of credit	80,918	84,534
Total	$1,501,346	$1,594,230
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
Our allowance for unfunded loan commitments totaled $2.2 million at December 31, 2017 and $2.6 million at December 31, 2016.
We have future commitments with third party vendors for data processing and communication charges. Data processing and communication expense was consistent for 2017 and 2016 at $10.4 million and $11.7 million for 2015 due to the Merger. Included in the 2015 expense was $1.3 million of merger-related expenses. There were no data processing and communication merger- related expenses in 2017 or 2016.
The following table sets forth the future estimated payments related to data processing and communication charges for each of the five years following December 31, 2017:

(dollars in thousands)	Total
2018	$12,237
2019	12,633
2020	13,047
2021	13,465
2022	13,926
Total	$65,308
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

NOTE 18. INCOME TAXES
Income tax expense (benefit) for the years ended December 31 is comprised of:

(dollars in thousands)	2017	2016	2015
Federal
Current	$32,282	$24,521	$24,825
Deferred	13,980	665	(427)
Total Federal	46,262	25,186	24,398
State
Current	323	248	—
Deferred	(148)	(129)	—
Total State	175	119	—
Total Federal and State	$46,437	$25,305	$24,398
The Tax Act includes significant changes to the U.S. corporate tax system including: a federal corporate rate reduction from 35 percent to 21 percent. The Tax Act also establishes new tax laws that became effective January 1, 2018. U.S. GAAP requires a company to record the effects of a tax law change in the period of enactment. As a result, we re-measured our deferred tax assets and liabilities and recorded an adjustment of $13.4 million. The re-measurement adjustment was recognized as an increase to our income tax expense in the fourth quarter of 2017. This adjustment incorporates assumptions made based upon our current interpretation of the Tax Act and may change as we receive additional clarification and implementation guidance.
The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
Low income housing tax credits	(2.9)%	(3.8)%	(4.4)%
Tax-exempt interest	(4.0)%	(4.4)%	(4.1)%
Bank owned life insurance	(0.8)%	(0.8)%	(0.8)%
Other	0.3%	0.2%	1.0%
Adjustment to net deferred tax assets for enacted changes in tax laws and rates	11.3%	—%	—%
Effective Tax Rate	38.9%	26.2%	26.7%

NOTE 18. INCOME TAXES -- continued

Significant components of our temporary differences were as follows at December 31:

(dollars in thousands)	2017	2016
Deferred Tax Assets:
Allowance for loan losses	12,440	19,446
Purchase accounting adjustments	—	365
Other employee benefits	3,095	3,983
Low income housing partnerships	3,213	4,845
Net adjustment to funded status of pension	6,481	10,018
Impairment of securities	300	1,318
State net operating loss carryforwards	3,598	3,114
Other	2,355	4,984
Gross Deferred Tax Assets	31,482	48,073
Less: Valuation allowance	(3,598)	(3,114)
Total Deferred Tax Assets	27,884	44,959
Deferred Tax Liabilities:
Net unrealized holding gains on securities available-for-sale	$(638)	$(2,557)
Prepaid pension	(1,749)	(2,770)
Deferred loan income	(2,937)	(3,815)
Purchase accounting adjustments	(100)	—
Depreciation on premises and equipment	(480)	(1,239)
Other	(1,401)	(1,766)
Total Deferred Tax liabilities	(7,305)	(12,147)
Net Deferred Tax Asset	$20,579	$32,812
We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the deferred tax assets. Except for Pennsylvania net operating losses, or NOLs, we have determined that a valuation allowance is unnecessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The valuation allowance is reviewed quarterly and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets were reduced by a valuation allowance of $3.6 million in 2017 related to Pennsylvania income tax NOLs. The Pennsylvania NOL carryforwards total $36.0 million and will expire in the years 2020-2037.
Unrecognized Tax Benefits
The following table reconciles the change in Federal and State gross unrecognized tax benefits, or UTB, for the years ended December 31:

(dollars in thousands)	2017	2016	2015
Balance at beginning of year	$804	$1,102	$284
Prior period tax positions
Increase	—	—	818
Decrease	(37)	(449)	—
Current period tax positions	142	151	—
Reductions for statute of limitations expirations	—	—	—
Balance at End of Year	$909	$804	$1,102
Amount That Would Impact the Effective Tax Rate if Recognized	$770	$610	$542
We classify interest and penalties as an element of tax expense. We monitor changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. As of December 31, 2017, no significant changes to UTB are projected, however, tax audit examinations are possible.
As of December 31, 2017, all income tax returns filed for the tax years 2014 through 2016 remain subject to examination by the IRS. Currently, our income tax return for the 2015 tax year is under examination by the IRS. We do not expect that the results of this examination will have a material effect on our financial condition or results of operations.

NOTE 19. TAX EFFECTS ON OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the tax effects of the components of other comprehensive income (loss) for the years ended December 31:

(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2017
Net change in unrealized gains on securities available-for-sale	$(1,275)	$448	$(827)
Net available-for-sale securities losses (gains) reclassified into earnings	(3,000)	1,054	(1,946)
Adjustment to funded status of employee benefit plans	(1,992)	122	(1,870)
Other Comprehensive Income (Loss)	$(6,267)	$1,624	$(4,643)
2016
Net change in unrealized gains on securities available-for-sale	$(2,899)	$1,006	$(1,893)
Net available-for-sale securities losses reclassified into earnings	—	—	—
Adjustment to funded status of employee benefit plans	6,974	(2,408)	4,566
Other Comprehensive Income (Loss)	$4,075	$(1,402)	$2,673
2015
Net change in unrealized gains on securities available-for-sale	$(663)	$232	$(431)
Net available-for-sale securities gains reclassified into earnings	34	(12)	22
Adjustment to funded status of employee benefit plans	(3,551)	1,336	(2,215)
Other Comprehensive Income (Loss)	$(4,180)	$1,556	$(2,624)

NOTE 20. EMPLOYEE BENEFITS
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
The following table summarizes the activity in the benefit obligation and Plan assets deriving the funded status, which is recorded in other liabilities in the Consolidated Balance Sheets:

(dollars in thousands)	2017	2016
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$105,834	$109,747
Service cost	—	463
Interest cost	4,100	4,296
Actuarial loss	4,974	3,575
Curtailments	—	(6,997)
Benefits paid	(8,244)	(5,250)
Projected Benefit Obligation at End of Year	$106,664	$105,834
Change in Plan Assets
Fair value of plan assets at beginning of year	$87,711	$84,585
Actual return on plan assets	7,687	8,376
Benefits paid	(8,244)	(5,250)
Fair Value of Plan Assets at End of Year	$87,154	$87,711
Funded Status	$(19,510)	$(18,123)
The following table sets forth the amounts recognized in accumulated other comprehensive (loss) income at December 31:

(dollars in thousands)	2017	2016
Prior service credit	$—	$—
Net actuarial loss	(27,825)	(26,013)
Total (Before Tax Effects)	$(27,825)	$(26,013)

NOTE 20. EMPLOYEE BENEFITS -- continued

Below are the actuarial weighted average assumptions used in determining the benefit obligation:

	2017	2016
Discount rate	3.75%	4.00%
Rate of compensation increase(1)	—%	—%
(1)Rate of compensation increase is not applicable for 2017 and 2016 due to the amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016.
The following table summarizes the components of net periodic pension cost and other changes in Plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31:

(dollars in thousands)	2017	2016	2015
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$—	$463	$2,601
Interest cost on projected benefit obligation	4,100	4,296	4,425
Expected return on plan assets	(6,313)	(5,780)	(7,180)
Amortization of prior service credit	—	(11)	(138)
Recognized net actuarial loss	1,866	2,345	2,028
Curtailment gain	—	(1,017)	—
Net Periodic Pension Expense	$(347)	$296	$1,736
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income (Loss)
Net actuarial (gain) loss	$3,678	$(6,018)	$5,678
Recognized net actuarial loss	(1,866)	(2,345)	(2,028)
Recognized prior service credit	—	1,029	138
Total (Before Tax Effects)	$1,812	$(7,334)	$3,788
Total Recognized in Net Benefit Cost and Other Comprehensive (Loss)/Income (Before Tax Effects)	$1,465	$(7,038)	$5,524
The following table summarizes the actuarial weighted average assumptions used in determining net periodic pension cost:

	2017	2016	2015
Discount rate	4.00%	4.25%	4.00%
Rate of compensation increase(1)	—%	3.00%	3.00%
Expected return on assets	7.50%	7.50%	8.00%
1)Rate of compensation increase is not applicable for 2017 and 2016 due to the amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans effective March 31, 2016.
The net actuarial loss included in accumulated other comprehensive income (loss) expected to be recognized in net periodic pension cost during the year ended December 31, 2018 is $2.2 million. There will be no prior service credit recognized due to the amendment to freeze benefit accruals under the qualified and nonqualified defined benefit pension plans.
The accumulated benefit obligation for the Plan was $106.7 million at December 31, 2017 and $105.8 million at December 31, 2016.
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
On December 19, 2017, S&T Bank, as Plan Sponsor, entered into an agreement with an insurance company to purchase a single premium annuity contract for 124 retired Plan participants and their beneficiaries. Of these participants, 30 are receiving a $2,000 death benefit only. The total premium of $1.5 million was paid out of the Plan's assets, and the effective date of the annuity payments was January 1, 2018. The annuity purchase resulted in a reduction in the associated pension liability.
At this time, S&T Bank is not required to make a cash contribution to the Plan in 2018. No contributions were made during 2017.

NOTE 20. EMPLOYEE BENEFITS -- continued

The following table provides information regarding estimated future benefit payments to be paid in each of the next five years and in the aggregate for the five years thereafter:

(dollars in thousands)	Amount

2018	$7,175
2019	7,090
2020	6,956
2021	7,157
2022	7,106
2023 - 2027	32,658
We also have nonqualified supplemental executive pension plans, or SERPs, for certain key employees. The SERPs are unfunded. The projected benefit obligations related to the SERPs were $5.3 million and $4.7 million at December 31, 2017 and 2016. These amounts also represent the net amount recognized in the statement of financial position for the SERPs. Net periodic benefit costs for the SERPs were $0.5 million, $0.5 million and $0.6 million for each of the years ended December 31, 2017, 2016 and 2015. Additionally, $2.7 million, $2.5 million and $2.1 million before tax was reflected in accumulated other comprehensive income (loss) at December 31, 2017, 2016 and 2015, in relation to the SERPs. The actuarial assumptions used for the SERPs are the same as those used for the Plan.
We maintain a Thrift Plan, a qualified defined contribution plan, in which substantially all employees are eligible to participate. We make matching contributions to the Thrift Plan up to 3.5 percent of participants’ eligible compensation and may make additional profit-sharing contributions as provided by the Thrift Plan. Expense related to these contributions amounted to $1.8 million in 2017, $1.7 million in 2016 and $1.5 million in 2015.
Fair Value Measurements
The following tables present our Plan assets measured at fair value on a recurring basis by fair value hierarchy level at December 31, 2017 and 2016. There were no transfers between Level 1 and Level 2 for items of a recurring basis during the periods presented. There were no purchases or transfers of Level 3 plan assets in 2017.

	December 31, 2017
	Fair Value Asset Classes(1)
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(2)	$—	$1,780	$—	$1,780
Fixed income(3)	27,738	—	—	27,738
Equities:
Equity index mutual funds—international(4)	4,016	—	—	4,016
Domestic individual equities(5)	53,540	—	—	53,540
Total Assets at Fair Value	$85,294	$1,780	$—	$87,074
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

NOTE 20. EMPLOYEE BENEFITS -- continued

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
Stock Options
As of December 31, 2017, no nonstatutory stock options were outstanding under the 2014 Stock Plan. The fair value of nonstatutory stock option awards under the 2003 Stock Plan were estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain assumptions. We used the simplified method in developing the estimated life of the option, whereby the expected life is presumed to be the midpoint between the vesting date and the end of the contractual term. There have been no nonstatutory stock options granted since 2006. There were 155,500 outstanding shares that expired December 19, 2015 at a weighted average exercise price of $37.86.
Restricted Stock
We periodically issue restricted stock to employees and directors, pursuant to our 2014 Stock Plan. As of December 31, 2017, 366,570 restricted shares have been granted under the 2014 Stock Plan.
During 2017, 2016, and 2015, we granted 12,728, 15,613 and 16,142 restricted shares of common stock to outside directors under the 2014 Stock Plan. The grants are part of the compensation arrangement approved by the Compensation and Benefits Committee whereby the directors receive compensation in the form of both cash and restricted shares of common stock. These shares fully vest one year after the date of grant. The closing price of our stock is used to determine the fair value on the date of grant.
During 2017, 2016, and 2015, we granted 77,387, 95,030 and 71,699 restricted shares of common stock to senior management under our Long Term Incentive Plan, or LTIP, within the 2014 Stock Plan. The restricted shares granted under the LTIP consist of both time and performance-based awards. The awards were granted in accordance with performance levels set by the Compensation and Benefits Committee. Vesting for the time-based awards is 50 percent after two years and the remaining 50 percent at the end of the third year. The performance-based awards vest at the end of the three-year period. During the vesting period, if the recipient leaves S&T before the end of the vesting period, shares will be forfeited except in the case of retirement, disability or death where accelerated vesting provisions are defined within the awards agreement. The average of the high and low prices of the stock is used to determine the fair value on the date of grant.
Compensation expense for time-based restricted stock is recognized ratably over the period of service, generally the entire vesting period, based on fair value on the grant date. Compensation expense for performance-based restricted stock is recognized ratably over the remaining vesting period once the likelihood of meeting the performance measure is probable. During 2017, 2016 and 2015, we recognized compensation expense of $3.0 million, $2.5 million and $1.7 million and realized a tax benefit of $1.1 million, $0.9 million and $0.6 million related to restricted stock grants.

NOTE 21. INCENTIVE AND RESTRICTED STOCK PLAN AND DIVIDEND REINVESTMENT PLAN -- continued

The following table provides information about restricted stock granted under the 2014 Stock Plan for the years ended December 31:

	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	150,356	$26.34
Granted	110,643	25.58
Vested	32,164	25.03
Forfeited	3,335	26.04
Non-vested at December 31, 2016	225,500	$26.16
Granted	90,115	35.19
Vested	83,958	24.82
Forfeited	11,089	29.56
Non-vested at December 31, 2017	220,568	$30.19
As of December 31, 2017, there was $2.7 million of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 1.65 years.
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

NOTE 22. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
The following condensed financial statements summarize the financial position of S&T Bancorp, Inc. as of December 31, 2017 and 2016 and the results of its operations and cash flows for each of the three years ended December 31, 2017, 2016 and 2015.
BALANCE SHEETS

	December 31,
(dollars in thousands)	2017	2016
ASSETS
Cash	$21,310	$17,057
Investments in:
Bank subsidiary	857,293	819,531
Nonbank subsidiaries	19,569	21,980
Other assets	7,272	4,694
Total Assets	$905,444	$863,262
LIABILITIES
Long-term debt	$20,619	$20,619
Other liabilities	794	687
Total Liabilities	21,413	21,306
Total Shareholders’ Equity	884,031	841,956
Total Liabilities and Shareholders’ Equity	$905,444	$863,262
STATEMENTS OF NET INCOME

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Dividends from subsidiaries	$36,169	$34,134	$75,413
Investment income	22	17	19
Total Income	36,191	34,151	75,432
Interest expense on long-term debt	955	854	773
Other expenses	3,801	4,012	3,687
Total Expense	4,756	4,866	4,460
Income before income tax and undistributed net income of subsidiaries	31,435	29,285	70,972
Income tax benefit	(1,596)	(1,697)	(1,549)
Income before undistributed net income of subsidiaries	33,031	30,982	72,521
Equity in undistributed net income (distribution in excess of net income) of:
Bank subsidiary	40,877	40,051	(5,064)
Nonbank subsidiaries	(940)	359	(376)
Net Income	$72,968	$71,392	$67,081

NOTE 22. PARENT COMPANY CONDENSED FINANCIAL INFORMATION -- continued

STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net Income	$72,968	$71,392	$67,081
Equity in undistributed (earnings) losses of subsidiaries	(39,937)	(40,410)	5,440
Tax benefit from stock-based compensation	—	(9)	(53)
Other	480	379	3,129
Net Cash Provided by Operating Activities	33,511	31,352	75,597
INVESTING ACTIVITIES
Net investments in subsidiaries	—	—	(38,404)
Acquisitions	—	—	(29,510)
Net Cash Used in Investing Activities	—	—	(67,914)
FINANCING ACTIVITIES
Repayment of junior subordinated debt	—	—	(8,500)
(Purchase) Sale of treasury shares, net	(689)	(115)	(182)
Cash dividends paid to common shareholders	(28,569)	(26,784)	(24,487)
Tax benefit from stock-based compensation	—	9	53
Net Cash Used in Financing Activities	(29,258)	(26,890)	(33,116)
Net increase (decrease) in cash	4,253	4,462	(25,433)
Cash at beginning of year	17,057	12,595	38,028
Cash at End of Year	$21,310	$17,057	$12,595

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
The most recent notifications from the Federal Reserve and the FDIC categorized S&T and S&T Bank as well capitalized under the regulatory framework for corrective action. There have been no conditions or events that we believe have changed S&T's or S&T Bank’s status during 2017 and 2016.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. As of December 31, 2017 and 2016, we met all capital adequacy requirements to which we are subject.

NOTE 23. REGULATORY MATTERS -- continued

The following table summarizes risk-based capital amounts and ratios for S&T and S&T Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Leverage Ratio
S&T	$628,876	9.17%	$274,254	4.00%	$342,818	5.00%
S&T Bank	582,929	8.52%	273,538	4.00%	341,922	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	608,876	10.71%	255,778	4.50%	369,457	6.50%
S&T Bank	582,929	10.29%	255,024	4.50%	368,368	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	628,876	11.06%	341,037	6.00%	454,717	8.00%
S&T Bank	582,929	10.29%	340,032	6.00%	453,375	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	713,056	12.55%	454,717	8.00%	568,396	10.00%
S&T Bank	666,560	11.76%	453,375	8.00%	566,719	10.00%
As of December 31, 2016
Leverage Ratio
S&T	$582,155	8.98%	$259,170	4.00%	$323,963	5.00%
S&T Bank	542,048	8.39%	258,460	4.00%	323,075	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
S&T	562,155	10.04%	252,079	4.50%	364,114	6.50%
S&T Bank	542,048	9.71%	251,213	4.50%	362,864	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
S&T	582,155	10.39%	336,105	6.00%	448,140	8.00%
S&T Bank	542,048	9.71%	334,951	6.00%	446,601	8.00%
Total Capital (to Risk-Weighted Assets)
S&T	664,184	11.86%	448,140	8.00%	560,175	10.00%
S&T Bank	622,469	11.15%	446,602	8.00%	558,252	10.00%

NOTE 24. SELECTED FINANCIAL DATA
The following table presents selected financial data for the most recent eight quarters.

	2017				2016
(dollars in thousands, except per share data) (unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SUMMARY OF OPERATIONS
Interest income	$67,855	$66,723	$64,914	$61,150	$59,096	$57,808	$55,850	$55,019
Interest expense	10,027	9,267	8,344	7,272	6,638	6,353	6,142	5,382
Provision for loan losses	982	2,850	4,869	5,183	5,586	2,516	4,848	5,014
Net Interest Income After Provision For Loan Losses	56,846	54,606	51,701	48,695	46,872	48,939	44,860	44,623
Security (losses) gains, net	(986)	—	3,617	370	—	—	—	—
Noninterest income	13,636	13,551	12,648	12,626	12,922	13,448	12,448	15,817
Noninterest expense	37,947	36,553	36,597	36,808	35,625	34,439	34,753	38,416
Income Before Taxes	31,549	31,604	31,369	24,883	24,169	27,948	22,555	22,024
Provision for income taxes	22,255	8,883	8,604	6,695	6,510	7,367	5,496	5,931
Net Income Available to Common Shareholders	$9,294	$22,721	$22,765	$18,188	$17,659	$20,581	$17,059	$16,093
Per Share Data
Common earnings per share—diluted	$0.27	$0.65	$0.65	$0.52	$0.51	$0.59	$0.49	$0.46
Dividends declared per common share	0.22	0.20	0.20	0.20	0.20	0.19	0.19	0.19
Common book value	25.28	25.37	24.90	24.45	24.12	24.02	23.63	23.23

NOTE 25. SUBSEQUENT EVENT
On January 1, 2018, we sold a majority interest in S&T Evergreen Insurance, LLC, a subsidiary of S&T Insurance Group. We received $5.0 million of consideration and a 30 percent equity ownership interest in the new limited liability corporation. As a result of this sale, we expect to recognize a gain of approximately $1.0 million in the first quarter of 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
S&T Bancorp, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited S&T Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of
Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board
(United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and
2016, the related consolidated statements of net income, comprehensive income, changes in shareholders’
equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the inconsistent assessment of internally assigned risk ratings, which is one of several factors used to estimate the allowance for loan losses, has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the
2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the
Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the
Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company;
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

/s/ KPMG LLP
Pittsburgh, Pennsylvania
March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
S&T Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of S&T Bancorp, Inc. and subsidiaries
(the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the
“consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and
the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight
Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of
December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Pittsburgh, Pennsylvania
March 1, 2018

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

Item 9A.  CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of December 31, 2017. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective due to a material weakness in S&T’s internal control over financial reporting, as described below.
Notwithstanding the material weakness discussed below, the company's management, including the CEO and CFO, has concluded that the company's financial statements included in this Form 10-K present fairly, in all material respects, the company's financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is a process designed by or under the supervision of, our CEO and CFO to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of specific controls or internal control over financial reporting overall to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2017, management including the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2017, a control deficiency existed related to the inconsistent assessment of internally assigned risk ratings, which is one of several factors used to estimate the allowance for loan losses. In some instances where performing borrowers had experienced a deteriorating financial position or cash flows, our internal Loan Review Department relied upon credit risk mitigants, including guarantor support and/or more recent borrower financial performance when that information did not adequately support the loan risk rating.
This control deficiency did not result in any material misstatements in our consolidated financial statements.

This control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Management has concluded that the control deficiency represents a material weakness in internal control over financial reporting. Therefore, our internal control over financial reporting was not effective as of December 31, 2017.
KPMG LLP, our independent registered public accounting firm, has issued an adverse opinion on the effectiveness of S&T’s internal control over financial reporting as of December 31, 2017, which is included herein.
c) Plan for Remediation of Material Weakness that Existed as of December 31, 2017
Management will remediate this material weakness by engaging an independent third-party to evaluate our policies, procedures and resources related to the assessment of risk ratings. We intend to provide additional training and improve our documentation to strengthen the support for the judgments applied to risk rating conclusions.
d) Changes in Internal Control Over Financial Reporting
There have been no other changes in S&T’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting, other than the material weakness described above.
Item 9B.  OTHER INFORMATION
Not applicable

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Part III, Item 10 of Form 10-K is incorporated herein from the sections entitled “Beneficial Ownership of S&T Common Stock by Directors and Officers -- Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal 1 -- Election of Directors”, “Executive Officers of the Registrant”, “Corporate Governance --Audit Committee” and “Corporate Governance -Code of Conduct and Ethics” in our proxy statement relating to our May 21, 2018 annual meeting of shareholders.

Item 11.  EXECUTIVE COMPENSATION
The information required by Part III, Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis;” “Executive Compensation;” “Director Compensation;” “Corporate Governance -- Compensation Committee Interlocks and Insider Participation”, “Corporate Governance - The S&T Board’s Role in Risk Oversight” and “Compensation and Benefits Committee Report” in our proxy statement relating to our May 21, 2018 annual meeting of shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by Part III, Item 12 of Form 10-K is incorporated herein from the sections entitled “Beneficial Owners of S&T Common Stock” and “Beneficial Ownership of S&T Common Stock by Directors and Officers” in our proxy statement relating to our May 21, 2018 annual meeting of shareholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2017 related to the equity compensation plans in effect at that time.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders(1)	—	$—	380,946
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	380,946
(1)Awards granted under the 2014 Incentive Stock Plans.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Corporate Governance -- Director Independence” in our proxy statement relating to our May 21, 2018 annual meeting of shareholders.
Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Part III, Item 14 of Form 10-K is incorporated herein from the section entitled “Proposal 2: Ratification of the Selection of Independent Registered Public Accounting Firm for Fiscal Year 2018” in our proxy statement relating to our May 21, 2018 annual meeting of shareholders.

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

3.3
Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective May 8, 1989, incorporated herein by reference. Filed as exhibit 3.3 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ended December 31, 1998 and incorporated herein by reference.

3.4
Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective July 21, 1995. Filed as exhibit 3.4 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ended December 31, 1998 and incorporated herein by reference.

3.5
Amendment to Articles of Incorporation of S&T Bancorp, Inc. effective June 18, 1998. Filed as exhibit 3.5 to S&T Bancorp, Inc. Annual Report on Form 10-K for year ended December 31, 1998 and incorporated herein by reference.

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

The Company has certain long-term debt but has not filed the instruments evidencing such debt as Exhibit 4 as none of such instruments authorize the issuance of debt exceeding 10 percent of the Companies total consolidated assets. The Company agrees to furnish a copy of each such agreement to the Securities and Exchange Commission upon request.

10.1	S&T Bancorp, Inc. 2003 Incentive Stock Plan. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-111557) dated December 24, 2003 and incorporated herein by reference.*

10.2
S&T Bancorp, Inc. Thrift Plan for Employees of S&T Bank, as amended and restated. Filed as Exhibit 4.2 to Form S-8 Registration Statement (No. 333-156541) dated December 31, 2008 and incorporated herein by reference.*

10.3
Dividend Reinvestment and Stock Purchase Plan of S&T Bancorp, Inc. Filed as Exhibit 4.2 to Form S-3D Registration Statement (No. 333-156555) dated January 2, 2009 (included within the prospectus contained therein) and incorporated herein by reference.

10.4
Severance Agreement, by and between Todd D. Brice and S&T Bancorp, Inc., dated April 7, 2015. Filed as Exhibit 10.1 to S&T Bancorp, Inc. Current Report on Form 8-K filed on April 10, 2015 and incorporated herein by reference.*

10.5
Severance Agreement, by and between David G. Antolik and S&T Bancorp, Inc. dated April 7, 2015. Filed as Exhibit 10.3 to S&T Bancorp, Inc. Current Report on Form 8-K filed on April 10, 2015 and incorporated herein by reference.*

10.6
Severance Agreement, by and between Mark Kochvar and S&T Bancorp, Inc. dated as of April 7, 2015. Filed as Exhibit 10.2 to S&T Bancorp, Inc. Current Report on Form 8-K filed on April 10, 2015 and incorporated herein by reference.*

10.7
Severance Agreement, by and between David Ruddock and S&T Bancorp, Inc. dated as of April 7, 2015. Filed as Exhibit 10.4 to S&T Bancorp, Inc. Current Report on Form 8-K filed on April 10, 2015 and incorporated herein by reference.*

10.8
Severance Agreement, by and between Patrick Haberfield and S&T Bancorp, Inc. dated as of April 7, 2015. Filed as Exhibit 10.5 to S&T Bancorp, Inc. Current Report on Form 8-K filed on April 10, 2015 and incorporated herein by reference.*

(b) Exhibits
10.9
S&T Bancorp, Inc. 2014 Incentive Plan. Filed as Exhibit 10.9 to S&T Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 dated February 21, 2014, and incorporated herein by reference. *

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Principal Financial Officer.

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 is formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

S&T BANCORP, INC. (Registrant)
3/1/2018
Todd D. Brice President and Chief Executive Officer (Principal Executive Officer)	Date

3/1/2018
Mark Kochvar Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	President, Chief Executive Officer and Director (Principal Executive Officer)	3/1/2018
Todd D. Brice

	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	3/1/2018
Mark Kochvar

/s/ Melanie Lazzari	Executive Vice President, Controller	3/1/2018
Melanie Lazzari

/s/ Charles G. Urtin	Chairman of the Board and Director	3/1/2018
Charles G. Urtin

/s/ Christine J. Toretti	Director	3/1/2018
Christine J. Toretti

	Director	3/1/2018
Christina A. Cassotis

/s/ Michael J. Donnelly	Director	3/1/2018
Michael J. Donnelly

SIGNATURE	TITLE	DATE

	Director	3/1/2018
James T. Gibson

/s/ Jeffrey D. Grube	Director	3/1/2018
Jeffrey D. Grube

/s/ Jerry D. Hostetter	Director	3/1/2018
Jerry D. Hostetter

	Director	3/1/2018
Frank W. Jones

/s/ Robert E. Kane	Director	3/1/2018
Robert E. Kane

/s/ David L. Krieger	Director	3/1/2018
David L. Krieger

	Director	3/1/2018
James C. Miller

/s/ Frank J. Palermo, Jr.	Director	3/1/2018
Frank J. Palermo, Jr. Attorney-in-fact

/s/ Steven J. Weingarten	Director	3/1/2018
Steven J. Weingarten

	Director	3/1/2018
Frank W. Jones