Form 10-Q
period 2018-03-31
S&T BANCORP INC
filed 2018-05-04
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Common Stock, $2.50 Par Value - 35,000,681 shares as of May 3, 2018

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $67,831 and $61,965 at March 31, 2018 and December 31, 2017	$112,849	$117,152
Securities, at fair value	687,650	698,291
Loans held for sale	3,283	4,485
Portfolio loans, net of unearned income	5,730,613	5,761,449
Allowance for loan losses	(59,046)	(56,390)
Portfolio loans, net	5,671,567	5,705,059
Bank owned life insurance	72,629	72,150
Premises and equipment, net	41,635	42,702
Federal Home Loan Bank and other restricted stock, at cost	29,769	29,270
Goodwill	287,446	291,670
Other intangible assets, net	3,126	3,677
Other assets	95,375	95,799
Total Assets	$7,005,329	$7,060,255
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,368,350	$1,387,712
Interest-bearing demand	560,711	603,141
Money market	1,239,400	1,146,156
Savings	876,459	893,119
Certificates of deposit	1,342,174	1,397,763
Total Deposits	5,387,094	5,427,891
Securities sold under repurchase agreements	44,617	50,161
Short-term borrowings	525,000	540,000
Long-term borrowings	46,684	47,301
Junior subordinated debt securities	45,619	45,619
Other liabilities	60,908	65,252
Total Liabilities	6,109,922	6,176,224
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at March 31, 2018 and December 31, 2017 Outstanding— 35,000,502 shares at March 31, 2018 and 34,971,929 shares at December 31, 2017	90,326	90,326
Additional paid-in capital	216,618	216,106
Retained earnings	649,925	628,107
Accumulated other comprehensive (loss) income	(29,953)	(18,427)
Treasury stock (1,129,978 shares at March 31, 2018 and 1,158,551 shares at December 31, 2017, at cost)	(31,509)	(32,081)
Total Shareholders’ Equity	895,407	884,031
Total Liabilities and Shareholders’ Equity	$7,005,329	$7,060,255
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2018	2017
INTEREST INCOME
Loans, including fees	$63,055	$56,900
Investment Securities:
Taxable	3,429	2,848
Tax-exempt	874	920
Dividends	671	482
Total Interest Income	68,029	61,150
INTEREST EXPENSE
Deposits	7,846	5,379
Borrowings and junior subordinated debt securities	3,251	1,893
Total Interest Expense	11,097	7,272
NET INTEREST INCOME	56,932	53,878
Provision for loan losses	2,472	5,183
Net Interest Income After Provision for Loan Losses	54,460	48,695
NONINTEREST INCOME
Net gain (loss) on sale of securities	—	370
Service charges on deposit accounts	3,241	3,014
Debit and credit card	3,037	2,843
Wealth management	2,682	2,403
Gain on sale of a majority interest of insurance business	1,873	—
Mortgage banking	602	733
Insurance	169	1,457
Other	2,188	2,176
Total Noninterest Income	13,792	12,996
NONINTEREST EXPENSE
Salaries and employee benefits	18,815	20,541
Net occupancy	2,873	2,815
Data processing	2,325	2,223
Furniture, equipment and software	1,957	2,047
Other taxes	1,848	976
FDIC insurance	1,108	1,123
Professional services and legal	1,051	1,068
Marketing	702	754
Other	5,403	5,261
Total Noninterest Expense	36,082	36,808
Income Before Taxes	32,170	24,883
Provision for income taxes	6,007	6,695
Net Income	$26,163	$18,188
Earnings per share—basic	$0.75	$0.52
Earnings per share—diluted	$0.75	$0.52
Dividends declared per share	$0.22	$0.20
Comprehensive Income	$14,637	$19,376
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2017	$90,326	$213,098	$585,891	$(13,784)	$(33,575)	$841,956
Net income for three months ended March 31, 2017	—	—	18,188	—	—	18,188
Other comprehensive income (loss), net of tax	—	—	—	1,188	—	1,188
Cash dividends declared ($0.20 per share)	—	—	(6,960)	—	—	(6,960)
Treasury stock issued for restricted awards (74,903 shares, net of 7,370 forfeitures)	—	—	(2,014)	—	1,820	(194)
Recognition of restricted stock compensation expense	—	1,002	—	—	—	1,002
Balance at March 31, 2017	$90,326	$214,100	$595,105	$(12,596)	$(31,755)	$855,180

Balance at January 1, 2018	$90,326	$216,106	$628,107	$(18,427)	$(32,081)	$884,031
Net income for three months ended March 31, 2018	—	—	26,163	—	—	26,163
Other comprehensive income (loss), net of tax	—	—	—	(6,973)	—	(6,973)
Reclassification of tax effects from the Tax Act(1)	—	—	3,691	(3,691)	—	—
Reclassification of net unrealized gains on equity securities(2)	—	—	862	(862)	—	—
Cash dividends declared ($0.22 per share)	—	—	(7,669)	—	—	(7,669)
Treasury stock issued for restricted awards (66,165 shares, net of 37,592 forfeitures)	—	—	(1,229)	—	572	(657)
Recognition of restricted stock compensation expense	—	512	—	—	—	512
Balance at March 31, 2018	$90,326	$216,618	$649,925	$(29,953)	$(31,509)	$895,407
See Notes to Consolidated Financial Statements
(1)Reclassification due to the adoption of ASU No. 2018-02 - $(3,924) relates to funded status of pension and $233 relates to net unrealized gains on available-for-sale securities.
(2)Reclassification due to the adoption of ASU No. 2016-01

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$26,163	$18,188
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,472	5,183
Recovery for unfunded loan commitments	(71)	(458)
Net depreciation, amortization and accretion	1,017	369
Net amortization of discounts and premiums on securities	796	1,030
Stock-based compensation expense	512	1,002
Securities gains, net	—	(370)
Mortgage loans originated for sale	(16,827)	(15,694)
Proceeds from the sale of mortgage loans	18,326	16,575
Gain on the sale of mortgage loans, net	(296)	(193)
Gain on the sale of majority interest of insurance business	(1,873)	—
Net decrease (increase) in interest receivable	336	(62)
Net decrease in interest payable	(720)	(435)
Net decrease in other assets	4,120	3,404
Net increase in other liabilities	3,836	1,768
Net Cash Provided by Operating Activities	37,791	30,307
INVESTING ACTIVITIES
Purchases of securities	(27,565)	(36,604)
Proceeds from maturities, prepayments and calls of securities	22,104	16,942
Proceeds from sales of securities	—	582
Net (purchases) sales of Federal Home Loan Bank stock	(499)	2,078
Net decrease (increase) in loans	27,717	(151,438)
Proceeds from sale of loans not originated for resale	2,060	2,657
Purchases of premises and equipment	(309)	(745)
Proceeds from the sale of premises and equipment	109	16
Proceeds from the sale of majority interest of insurance business	4,540	—
Net Cash Provided by (Used in) Investing Activities	28,157	(166,512)
FINANCING ACTIVITIES
Net increase in core deposits	14,793	62,219
Net (decrease) increase in certificates of deposit	(55,557)	100,799
Net decrease in securities sold under repurchase agreements	(5,544)	(3,845)
Net increase in short-term borrowings	(15,000)	(50,000)
Repayments of long-term borrowings	(617)	(595)
Treasury shares issued-net	(657)	(194)
Cash dividends paid to common shareholders	(7,669)	(6,960)
Net Cash (Used in) Provided by Financing Activities	(70,251)	101,424
Net decrease in cash and cash equivalents	(4,303)	(34,781)
Cash and cash equivalents at beginning of period	117,152	139,486
Cash and Cash Equivalents at End of Period	$112,849	$104,705
Supplemental Disclosures
Loans transferred to held for sale	$2,060	$—
Loans transferred to portfolio from held for sale	$—	$250
Interest paid	$11,817	$7,706
Income taxes paid, net of refunds	$108	$172
Transfer net assets to investment in insurance company partnership	$1,917	$—
Transfers to other real estate owned and other repossessed assets	$2,599	$397
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements of S&T have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission, or SEC, on March 1, 2018. In the opinion of management, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.
On January 1, 2018, we sold a 70 percent majority interest in the assets of our wholly-owned subsidiary S&T Evergreen Insurance, LLC. We transferred our remaining ownership interest in the net assets of S&T Evergreen Insurance, LLC for a 30 percent ownership interest in a new partnership entity. We will use the equity-method of accounting to recognize our partial ownership interest in the new entity.
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
Recently Adopted Accounting Standards Updates, or ASU or Update
Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118
In March 2018, the FASB issued ASU No. 2018-05 Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this ASU add various SEC paragraphs pursuant to the issuance of the SEC Staff Accounting Bulletin to the Accounting Standards Codification Subtopic 740-10. We adopted the amendments in this ASU in conjunction with ASU 2018-02 Reclassification of Certain Tax Effects from AOCI. This ASU had no impact to our Balance Sheets or Statements of Comprehensive Income.
Investments - Debt Securities and Regulated Operations - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273
In March 2018, the FASB issued ASU No. 2018-04 Investments - Debt Securities and Regulated Operations - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273. The amendments in this ASU add various SEC paragraphs pursuant to the issuance of the SEC Staff Accounting Bulletin to the Accounting Standards Codification Subtopics 320 and 980. We adopted the amendments in this ASU in conjunction with ASU 2016-01 as it relates to equity securities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Income Statement -- Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, or Tax Act. The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users and will require certain disclosures about the stranded tax effects. This Update is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not been issued or made available for issuance. We have elected to reclassify all tax effects related to the Tax Act from accumulated other comprehensive income, or AOCI, to retained earnings as of January 1, 2018. As such, we have early adopted this Update and reclassified $3.7 million for the release of stranded income tax effects relating to unrealized gains and losses on our securities portfolio and our pension plan from AOCI, to retained earnings as of March 31, 2018. The adoption of this ASU had no impact on our Statements of Comprehensive Income. Our policy for releasing income tax effects from AOCI is to release them as investments are sold or mature and liabilities are extinguished.
Compensation - Retirement Benefits - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Post Retirement Benefit Costs
In March 2017, the FASB issued ASU No. 2017-07, Compensation Retirement Benefits - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Post Retirement Benefit Costs (Topic 715). The main objective of this ASU is to provide financial statement users with clearer and disaggregated information related to the components of net periodic benefit cost and improve transparency of the presentation of net periodic benefit cost in the financial statements. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Effective March 31, 2016, our qualified and nonqualified defined benefit plans were amended to freeze benefit accruals for all persons entitled to benefits under the plan; as such, the adoption of this ASU had no impact on our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets - Clarifying the Scope of Assets Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The main objective of this ASU is intended to provide greater detail on what types of transactions should be accounted for as partial sales of nonfinancial assets. The scope of this ASU, as originally issued in ASU No. 2014-09, is intended to reduce the complexity of current GAAP requirements by clarifying which accounting guidance applies to various types of contracts that transfer assets or ownership interest to another entity. This Update was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017 and at the same time that ASU No. 2014-09 was effective. Early adoption was permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this ASU was applied to the partial sale of our insurance subsidiary. As such, the subsidiary is no longer included in our consolidated financial statements and we recognized a $1.9 million gain on the transaction.
Business Combinations - Clarifying the Definition of a Business
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business (Topic 805). The main objective of this ASU is to help financial statement preparers evaluate whether a set of transferred assets and activities (either acquired or disposed of) is a business under Topic 805, Business Combinations by changing the definition of a business. The revised definition will result in fewer acquisitions being accounted for as business combinations than under existing guidance. The definition of a business is significant because it affects the accounting for acquisitions, the identification of reporting units, consolidation evaluations and the accounting for dispositions. This Update was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption was permitted for transactions not yet reflected in financial statements that have been issued or made available for issuance. The adoption of this ASU had no impact on our Balance Sheets or Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The main objective of this ASU is to require companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. This represents a change from existing guidance, which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. The new guidance will require companies to defer the income tax effects only of intercompany transfers of inventory. This Update is effective for annual periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period. If an entity chooses to early adopt the amendments in the ASU, it must do so in the first interim period of its annual financial statements. That is, an entity cannot adopt the amendments in the ASU in a later interim period and apply them as if they were in effect as of the beginning of the year. The adoption of this ASU had no impact on our Balance Sheets or Statements of Comprehensive Income.
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The main objective of this ASU is to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance (BOLI) policies, distributions received from equity method investments, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This Update was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption was permitted, provided that all of the amendments are adopted in the same period. The adoption of this ASU had no material impact to the presentation of activities in our Statements of Cash Flows.
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
In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), as an amendment to ASU No. 2014-09 to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1. the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance, and; 2. the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.
In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, as an amendment to ASU No. 2014-09 to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1. the potential for diversity in practice at initial application and; 2. the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.
In May 2016, the FASB issued ASU No. 2016-12, Narrow-scope Improvements and Practical Expedients. The amendments in this ASU do not change the core principles of Topic 606, Revenue from Contracts with Customers. These amendments affect only the narrow aspects of Topic 606: 1. Collectibility Criterion; 2. Presentation of Sales Taxes and Other Similar Taxes Collected from Customers; 3. Noncash Consideration; 4. Contract Modifications at Transition and; 5. Completed Contracts at Transition.
ASU 2014-09, including transition requirements for all amendments, was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption was permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. As of January 1, 2018, we adopted ASU 2014-09 Revenue from Contracts with Customers — Topic 606 and all subsequent ASUs that modified Topic 606. The ASU requires that we identify the contract with a customer, identity the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when we satisfy a performance obligation. We generally satisfy our performance obligations on our contracts with customers as services are

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

rendered and the transaction prices are typically fixed; charged whether on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.
Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods. The implementation guidance had no material impact on the measurement or timing of revenue recognition.
Our primary sources of revenue are derived from interest and dividends earned on loans, investment securities and other financial instruments that are not within the scope of Topic 606. We have evaluated the nature of our contracts with customers and related revenue streams, including services charges on deposit accounts, debit and credit cards and wealth management and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Comprehensive Income was not necessary. We have also completed our evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue. The adoption of this ASU had no material impact on our Balance Sheets or Statements of Comprehensive Income.
Accounting for Financial Instruments - Overall: Classification and Measurement
In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement (Subtopic 825-10). The amendments in this ASU address the following: 1. require equity investments to be measured at fair value with changes in fair value recognized in net income; 2. simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3. eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4. require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5. require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6. require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and 7. clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This ASU was effective for annual and interim periods in fiscal years beginning after December 15, 2017. We adopted ASU No. 2016-01 January 1, 2018 and have concluded that the provisions of this ASU did not materially impact our Balance Sheets or Statements of Comprehensive Income. The new guidance resulted in a change in the fair value measurement of our loan portfolio as of March 31, 2018 using an exit price notion (see Note 3: Fair Value Measurements). The new guidance also resulted in a cumulative-effect adjustment of $0.9 million from AOCI, to retained earnings at January 1, 2018 for net unrealized gains on our marketable equities portfolio. As a result of the new guidance we recognized $0.1 million of net unrealized gains in our Statements of Comprehensive Income during the three months ended March 31, 2018 on our marketable equity securities portfolio.
Recently Issued Accounting Standards
Leases - Land Easement Practical Expedient for Transition to Topic 842
In January 2018, the FASB issued ASU No. 2018-01 Leases - Land Easement Practical Expedient for Transition to Topic 842. The amendments in this ASU permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements, that exist or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. We are evaluating the amendments in this ASU; however, we do not anticipate that these amendments will materially impact to our Balance Sheets or Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350). The main objective in this ASU is intended to simplify the current requirements for testing goodwill for impairment by eliminating step two from the goodwill impairment test. The amendments are expected to reduce the complexity and costs associated with performing the goodwill impairment test, which could result in recording impairment charges sooner than under the current guidance. This Update is effective for any interim and annual impairment tests in reporting periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the provisions of this ASU; however, we do not anticipate that this ASU will materially impact our Balance Sheets or Statements of Comprehensive Income.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments of this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as the CECL, or current expected credit loss, model. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have created a CECL Committee to govern the implementation of these amendments consisting of key stakeholders from Credit Administration, Finance, Risk Management and Audit. We have engaged a third-party to assist us in developing our CECL methodology. We continue to evaluate the provisions of this ASU to determine the potential impact on our Balance Sheets and Statements of Comprehensive Income.
Leases - Section A-Amendments to the FASB Accounting Standards Codification, Section B-Conforming Amendments Related to Leases and Section C-Background Information and Basis for Conclusions
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases on the balance sheet. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. Early adoption of this ASU is permitted. We anticipate that this ASU will impact our financial statements as it relates to the recognition of right-to-use assets and lease obligations on our Consolidated Balance Sheets. We have numerous lease agreements for our branch and loan production offices, which are currently accounted for as operating leases. We expect the new guidance will require these lease agreements to be included on our Balance Sheets as right-to-use assets with a corresponding lease liability. We expect that these changes to our Balance Sheets will impact our regulatory capital ratios. We have compiled a preliminary inventory of our leases and continue to evaluate the standard. We anticipate that this ASU will impact total assets and total liabilities presented on our Balance Sheets; however, we do not believe that it will materially impact our Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2018	2017
Numerator for Earnings per Share—Basic:
Net income	$26,163	$18,188
Less: Income allocated to participating shares	80	60
Net Income Allocated to Shareholders	$26,083	$18,128

Numerator for Earnings per Share—Diluted:
Net income	$26,163	$18,188
Net Income Available to Shareholders	$26,163	$18,188

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	34,756,726	34,690,250
Add: Potentially dilutive shares	242,439	222,011
Denominator for Treasury Stock Method—Diluted	34,999,165	34,912,261

Weighted Average Shares Outstanding—Basic	34,756,726	34,690,250
Add: Average participating shares outstanding	106,722	115,395
Denominator for Two-Class Method—Diluted	34,863,448	34,805,645

Earnings per share—basic	$0.75	$0.52
Earnings per share—diluted	$0.75	$0.52
Warrants considered anti-dilutive excluded from potentially dilutive shares - exercise price $31.53 per share, expires January 2019	400,722	447,103
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	90,298	79,544

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS

We use fair value measurements when recording and disclosing certain financial assets and liabilities. Debt securities, equity securities, trading assets and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, impaired loans, other real estate owned, or OREO, and other repossessed assets, mortgage servicing rights, or MSRs, and certain other assets.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. In determining fair value, we use various valuation approaches, including market, income and cost approaches. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability, which are developed based on market data that we have obtained from independent sources. Unobservable inputs reflect our estimates of assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.
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
Debt Securities Available-for-Sale
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

Equity Securities
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
Loans
With the adoption of ASU 2016-01 on January 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio to use the exit price notion as required by the standard. The guidance was applied on a prospective basis resulting in prior-periods no longer being comparable.
The fair value of variable rate loans that may reprice frequently at short-term market rates is based on carrying values adjusted for liquidity and credit risk. The fair value of variable rate loans that reprice at intervals of one year or longer, such as adjustable rate mortgage products, is estimated using discounted cash flow analyses that utilize interest rates currently being offered for similar loans and adjusted for liquidity and credit risk. The fair value of fixed rate loans is estimated using a discounted cash flow analysis that utilizes interest rates currently being offered for similar loans adjusted for liquidity and credit risk.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at March 31, 2018 and December 31, 2017. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	March 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Debt securities available-for-sale:
U.S. Treasury securities	$—	$14,661	$—	$14,661
Obligations of U.S. government corporations and agencies	—	160,589	—	160,589
Collateralized mortgage obligations of U.S. government corporations and agencies	—	102,582	—	102,582
Residential mortgage-backed securities of U.S. government corporations and agencies	—	30,683	—	30,683
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	248,798	—	248,798
Obligations of states and political subdivisions	—	125,141	—	125,141
Total Debt Securities Available-for-Sale	—	682,454	—	682,454
Marketable equity securities(1)	—	5,196	—	5,196
Total Securities	—	687,650	—	687,650
Trading securities held in a Rabbi Trust	5,048	—	—	5,048
Derivative financial assets:
Interest rate swaps	—	4,669	—	4,669
Interest rate lock commitments	—	271	—	271
Total Assets	$5,048	$692,590	$—	$697,638
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$4,765	$—	$4,765
Forward sale contracts	—	24	—	24
Total Liabilities	$—	$4,789	$—	$4,789
(1)ASU 2016-01 was adopted January 1, 2018, resulting in separate classification of our marketable equity securities previously included in available-for-sale securities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

	December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Debt securities available-for-sale:
U.S. Treasury securities	$—	$19,789	$—	$19,789
Obligations of U.S. government corporations and agencies	—	162,193	—	162,193
Collateralized mortgage obligations of U.S. government corporations and agencies	—	108,688	—	108,688
Residential mortgage-backed securities of U.S. government corporations and agencies	—	32,854	—	32,854
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	242,221	—	242,221
Obligations of states and political subdivisions	—	127,402	—	127,402
Marketable equity securities	—	5,144	—	5,144
Total Debt Securities Available-for-Sale	—	698,291	—	698,291
Total Securities	—	698,291	—	698,291
Trading securities held in a Rabbi Trust	5,080	—	—	5,080
Derivative financial assets:
Interest rate swaps	—	3,074	—	3,074
Interest rate lock commitments	—	226	—	226
Total Assets	$5,080	$701,591	$—	$706,671
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$3,055	$—	$3,055
Forward sale contracts	—	5	—	5
Total Liabilities	$—	$3,060	$—	$3,060

We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market.
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either March 31, 2018 or December 31, 2017.
The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	March 31, 2018				December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Loans held for sale	$—	$—	$—	$—	$—	$—	$—	$—
Impaired loans	—	—	6,551	6,551	—	—	6,759	6,759
Other real estate owned	—	—	2,880	2,880	—	—	444	444
Mortgage servicing rights	—	—	106	106	—	—	178	178
Total Assets	$—	$—	$9,537	$9,537	$—	$—	$7,381	$7,381
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at March 31, 2018 and December 31, 2017 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at March 31, 2018
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$112,849	$112,849	$112,849	$—	$—
Securities	687,650	687,650	—	687,650	—
Loans held for sale	3,283	3,377	—	—	3,377
Portfolio loans, net	5,671,567	5,530,443	—	—	5,530,443
Bank owned life insurance	72,629	72,629	—	72,629	—
FHLB and other restricted stock	29,769	29,769	—	—	29,769
Trading securities held in a Rabbi Trust	5,048	5,048	5,048	—	—
Mortgage servicing rights	4,182	5,023	—	—	5,023
Interest rate swaps	4,669	4,669	—	4,669	—
Interest rate lock commitments	271	271	—	271	—
LIABILITIES
Deposits	$5,387,094	$5,372,506	$—	$—	$5,372,506
Securities sold under repurchase agreements	44,617	44,617	—	—	44,617
Short-term borrowings	525,000	525,000	—	—	525,000
Long-term borrowings	46,684	46,892	—	—	46,892
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	4,765	4,765	—	4,765	—
Interest rate lock commitments	24	24	—	24	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2017
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$117,152	$117,152	$117,152	$—	$—
Securities	698,291	698,291	—	698,291	—
Loans held for sale	4,485	4,583	—	—	4,583
Portfolio loans, net	5,705,059	5,690,292	—	—	5,690,292
Bank owned life insurance	72,150	72,150	—	72,150	—
FHLB and other restricted stock	29,270	29,270	—	—	29,270
Trading securities held in a Rabbi Trust	5,080	5,080	5,080	—	—
Mortgage servicing rights	4,133	4,571	—	—	4,571
Interest rate swaps	3,074	3,074	—	3,074	—
Interest rate lock commitments	226	226	—	226	—
LIABILITIES
Deposits	$5,427,891	$5,426,928	$—	$—	$5,426,928
Securities sold under repurchase agreements	50,161	50,161	—	—	50,161
Short-term borrowings	540,000	540,000	—	—	540,000
Long-term borrowings	47,301	47,618	—	—	47,618
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	3,055	3,055	—	3,055	—
Interest rate lock commitments	5	5	—	5	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 4. SECURITIES

The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	March 31, 2018	December 31, 2017
Debt securities available for sale	682,454	693,147
Marketable equity securities	5,196	5,144
Total Securities	687,650	698,291
Debt Securities Available for Sale
The following tables present the amortized cost and fair value of debt securities available for sale as of March 31, 2018 and debt and equity securities available for sale as of December 31, 2017:

	March 31, 2018				December 31, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$14,951	$—	$(290)	$14,661	$19,943	$—	$(154)	$19,789
Obligations of U.S. government corporations and agencies	161,844	62	(1,317)	160,589	162,045	341	(193)	162,193
Collateralized mortgage obligations of U.S. government corporations and agencies	105,063	2	(2,483)	102,582	109,916	93	(1,321)	108,688
Residential mortgage-backed securities of U.S. government corporations and agencies	30,700	443	(460)	30,683	32,388	679	(213)	32,854
Commercial mortgage-backed securities of U.S. government corporations and agencies (1)	255,043	—	(6,245)	248,798	244,018	247	(2,044)	242,221
Obligations of states and political subdivisions	122,650	2,563	(72)	125,141	123,159	4,285	(42)	127,402
Total Debt Securities Available-for-Sale	690,251	3,070	(10,867)	682,454	691,469	5,645	(3,967)	693,147
Total equity securities (2)	—	—	—	—	3,815	1,330	(1)	5,144
Total Securities	$690,251	$3,070	$(10,867)	$682,454	$695,284	$6,975	$(3,968)	$698,291
(1) Includes a $5.9 million security purchase that was pending settlement as of December 31, 2017.
(2) ASU 2016-01 was adopted January 1, 2018, resulting in separate classification of our marketable equity securities previously included in available-for-sale securities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued

The following tables present the fair value and the age of gross unrealized losses on debt securities available for sale by investment category as of the dates presented:

	March 31, 2018
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	2	$14,661	$(290)	—	$—	$—	2	$14,661	$(290)
Obligations of U.S. government corporations and agencies	16	130,823	(1,274)	1	10,000	(43)	17	140,823	(1,317)
Collateralized mortgage obligations of U.S. government corporations and agencies	8	55,695	(800)	7	43,184	(1,683)	15	98,879	(2,483)
Residential mortgage-backed securities of U.S. government corporations and agencies	3	4,861	(106)	2	7,976	(354)	5	12,837	(460)
Commercial mortgage-backed securities of U.S. government corporations and agencies	22	201,051	(4,170)	5	47,747	(2,075)	27	248,798	(6,245)
Obligations of states and political subdivisions	5	23,700	(72)	—	—	—	5	23,700	(72)
Total Temporarily Impaired Debt Securities	56	$430,791	$(6,712)	15	$108,907	$(4,155)	71	$539,698	$(10,867)

	December 31, 2017
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	3	$19,789	$(154)	—	$—	$—	3	$19,789	$(154)
Obligations of U.S. government corporations and agencies	9	63,635	(144)	1	10,017	(49)	10	73,652	(193)
Collateralized mortgage obligations of U.S. government corporations and agencies	7	47,465	(248)	7	45,809	(1,073)	14	93,274	(1,321)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	2,333	(10)	2	8,638	(203)	3	10,971	(213)
Commercial mortgage-backed securities of U.S. government corporations and agencies	14	128,300	(775)	5	48,746	(1,269)	19	177,046	(2,044)
Obligations of states and political subdivisions	2	10,330	(42)	—	—	—	2	10,330	(42)
Total Temporarily Impaired Debt Securities	36	$271,852	$(1,373)	15	$113,210	$(2,594)	51	$385,062	$(3,967)
We do not believe any individual unrealized loss as of March 31, 2018 represents an other than temporary impairment, or OTTI. At March 31, 2018 there were 71 debt securities and at December 31, 2017 there were 51 debt securities in an unrealized loss position. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued

The following table presents net unrealized gains and losses, net of tax, on debt securities available-for-sale included in accumulated other comprehensive income/(loss), for the periods presented:

	March 31, 2018			December 31, 2017
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Total unrealized gains(losses) on debt securities available-for-sale	$3,070	$(10,867)	$(7,797)	$5,645	$(3,967)	$1,678
Income tax (expense)benefit	(652)	2,308	1,656	(1,982)	1,393	(589)
Net Unrealized Gains/(losses), Net of Tax Included in Accumulated Other Comprehensive Income/(Loss)	$2,418	$(8,559)	$(6,141)	$3,663	$(2,574)	$1,089
The amortized cost and fair value of debt securities available-for-sale at March 31, 2018 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$43,472	$43,372
Due after one year through five years	148,616	148,787
Due after five years through ten years	78,565	78,767
Due after ten years	28,792	29,465
	299,445	300,391
Collateralized mortgage obligations of U.S. government corporations and agencies	105,063	102,582
Residential mortgage-backed securities of U.S. government corporations and agencies	30,700	30,683
Commercial mortgage-backed securities of U.S. government corporations and agencies	255,043	248,798
Total Debt Securities Available-for-Sale	$690,251	$682,454
At March 31, 2018 and December 31, 2017, debt securities with carrying values of $221 million and $249 million were pledged for various regulatory and legal requirements.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Three months ended March 31,
(dollars in thousands)	2018	2017
Marketable Equity Securities
Net gains/losses recognized during the period	$52	$733
Less: Net gains/losses recognized for equity securities sold during the period	—	370
Unrealized Gains/Losses Recognized on Equity Securities Still Held	$52	$363
Prior to January 1, 2018, net unrealized gains and losses, net of tax, on marketable equity securities were included in AOCI for the periods presented. Net unrealized gains and losses, net of tax on marketable equity securities of $0.9 million were reclassified from AOCI to retained earnings at January 1, 2018.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $5.1 million and $5.2 million at March 31, 2018 and December 31, 2017.
The following table indicates the composition of loans as of the dates presented:

(dollars in thousands)	March 31, 2018	December 31, 2017
Commercial
Commercial real estate	$2,760,891	$2,685,994
Commercial and industrial	1,406,950	1,433,266
Commercial construction	324,141	384,334
Total Commercial Loans	4,491,982	4,503,594
Consumer
Residential mortgage	692,385	698,774
Home equity	474,850	487,326
Installment and other consumer	66,890	67,204
Consumer construction	4,506	4,551
Total Consumer Loans	1,238,631	1,257,855
Total Portfolio Loans	5,730,613	5,761,449
Loans held for sale	3,283	4,485
Total Loans	$5,733,896	$5,765,934

We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 78 percent of total portfolio loans at both March 31, 2018 and December 31, 2017. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $3.1 billion or 69 percent of total commercial loans and 54 percent of total portfolio loans at March 31, 2018 and comprised of $3.1 billion or 68 percent of total commercial loans and 53 percent of total portfolio loans at December 31, 2017. Further segmentation of the CRE and Commercial Construction portfolios by collateral type reveals no concentration in excess of 13 percent of both total CRE and Commercial Construction loans at March 31, 2018 and 14 percent at December 31, 2017.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area, resulting in a geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. Our CRE and Commercial Construction portfolios have out-of-market exposure of 5.0 percent of their combined portfolios and 2.7 percent of total portfolio loans at March 31, 2018. This compares to 5.2 percent of their combined portfolios and 2.8 percent of total portfolio loans at December 31, 2017.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

The following table summarizes restructured loans as of the dates presented:

	March 31, 2018			December 31, 2017
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$2,298	$944	$3,242	$2,579	$967	$3,546
Commercial and industrial	9,403	3,036	12,439	3,946	3,197	7,143
Commercial construction	2,400	414	2,814	2,420	2,413	4,833
Residential mortgage	2,178	2,640	4,818	2,039	3,585	5,624
Home equity	3,713	1,520	5,233	3,885	979	4,864
Installment and other consumer	43	6	49	32	9	41
Total	$20,035	$8,560	$28,595	$14,901	$11,150	$26,051
There were no TDRs returned to accruing status during the three months ended March 31, 2018 and March 31, 2017.
The following tables present the restructured loans by loan segment and by type of concession for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Totals by Loan Segment
Commercial real estate
Commercial and industrial
Maturity date extension	2	$768	$708	$(60)	—	$—	$—	$—
Principal deferral	6	5,355	5,333	(22)	—	—	—	—
Total Commercial and Industrial	8	6,123	6,041	(82)	—	—	—	—
Commercial Construction		.
Chapter 7 bankruptcy(2)	2	158	157	(1)	—	—	—	—
Total Commercial Construction	2	158	157	(1)	—	—	—	—
Home equity
Chapter 7 bankruptcy(2)	9	578	555	(23)	6	269	266	(3)
Maturity date extension and interest rate reduction	—	—	—	—	1	173	172	(1)
Total Home Equity	9	578	555	(23)	7	442	438	(4)
Installment and other consumer
Chapter 7 bankruptcy(2)	2	17	17	—	—	—	—	—
Total Installment and Other Consumer	2	17	17	—	—	—	—	—
Totals by Concession Type
Chapter 7 bankruptcy(2)	13	$753	$729	$(24)	6	$269	$266	$(3)
Maturity date extension	2	768	708	(60)	—	—	—	—
Maturity date extension and interest rate reduction	—	—	—	—	1	173	172	(1)
Principal deferral	6	5,355	5,333	(22)	—	—	—	—
Total	21	$6,876	$6,770	$(106)	7	$442	$438	$(4)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

As of March 31, 2018, we had no commitments to lend additional funds on TDRs. Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were no TDRs that defaulted during the three months ended March 31, 2018 and 2017 that were restructured within the last 12 months prior to defaulting.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	March 31, 2018	December 31, 2017
Nonperforming Assets
Nonaccrual loans	$12,775	$12,788
Nonaccrual TDRs	8,560	11,150
Total Nonaccrual Loans	21,335	23,938
OREO	2,920	469
Total Nonperforming Assets	$24,255	$24,407

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
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	March 31, 2018
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,755,336	$1,162	$441	$3,952	$5,555	$2,760,891
Commercial and industrial	1,401,154	1,059	120	4,617	5,796	1,406,950
Commercial construction	321,900	368	—	1,873	2,241	324,141
Residential mortgage	682,092	3,125	453	6,715	10,293	692,385
Home equity	468,762	1,603	376	4,109	6,088	474,850
Installment and other consumer	66,551	189	81	69	339	66,890
Consumer construction	4,506	—	—	—	—	4,506
Loans held for sale	3,283	—	—	—	—	3,283
Total	$5,703,584	$7,506	$1,471	$21,335	$30,312	$5,733,896

	December 31, 2017
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,681,395	$997	$134	$3,468	$4,599	$2,685,994
Commercial and industrial	1,426,754	420	446	5,646	6,512	1,433,266
Commercial construction	377,968	2,473	20	3,873	6,366	384,334
Residential mortgage	687,195	2,975	1,439	7,165	11,579	698,774
Home equity	480,956	2,065	590	3,715	6,370	487,326
Installment and other consumer	66,770	193	170	71	434	67,204
Consumer construction	4,551	—	—	—	—	4,551
Loans held for sale	4,485	—	—	—	—	4,485
Total	$5,730,074	$9,123	$2,799	$23,938	$35,860	$5,765,934
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	March 31, 2018
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,625,232	95.1%	$1,294,478	92.0%	$303,985	93.8%	$4,223,695	94.0%
Special mention	68,204	2.5%	65,557	4.7%	14,919	4.6%	148,680	3.3%
Substandard	67,455	2.4%	46,915	3.3%	5,237	1.6%	119,607	2.7%
Total	$2,760,891	100.0%	$1,406,950	100.0%	$324,141	100.0%	$4,491,982	100.0%

	December 31, 2017
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,588,847	96.4%	$1,345,810	93.9%	$368,105	95.8%	$4,302,762	95.5%
Special mention	66,436	2.5%	54,320	3.8%	9,345	2.4%	130,101	2.9%
Substandard	30,711	1.1%	33,136	2.3%	6,884	1.8%	70,731	1.6%
Total	$2,685,994	100.0%	$1,433,266	100.0%	$384,334	100.0%	$4,503,594	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	March 31, 2018
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$685,670	99.0%	$470,741	99.1%	$66,821	99.9%	$4,506	100.0%	$1,227,738	99.1%
Nonperforming	6,715	1.0%	4,109	0.9%	69	0.1%	—	—%	10,893	0.9%
Total	$692,385	100.0%	$474,850	100.0%	$66,890	100.0%	$4,506	100.0%	$1,238,631	100.0%

	December 31, 2017
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and other consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$691,609	99.0%	$483,611	99.2%	$67,133	99.9%	$4,551	100.0%	$1,246,904	99.1%
Nonperforming	7,165	1.0%	3,715	0.8%	71	0.1%	—	—%	10,951	0.9%
Total	$698,774	100.0%	$487,326	100.0%	$67,204	100.0%	$4,551	100.0%	$1,257,855	100.0%
We individually evaluate all substandard and nonaccrual commercial loans greater than $0.5 million for impairment. Loans are considered to be impaired when based upon current information and events it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. All TDRs will be reported as an impaired loan for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is expected that the remaining principal and interest will be fully collected according to the restructured agreement. For all TDRs, regardless of size, all other impaired loans, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	March 31, 2018			December 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial and industrial	656	671	537	1,735	1,787	29
Commercial construction	—	—	—	—	—	—
Consumer real estate	—	—	—	21	21	21
Other consumer	39	39	39	27	27	27
Total with a Related Allowance Recorded	695	710	576	1,783	1,835	77
Without a related allowance recorded:
Commercial real estate	3,774	4,034	—	3,546	3,811	—
Commercial and industrial	11,917	13,972	—	5,549	7,980	—
Commercial construction	3,444	4,954	—	5,464	8,132	—
Consumer real estate	10,052	10,987	—	10,467	11,357	—
Other consumer	10	17	—	14	22	—
Total without a Related Allowance Recorded	29,197	33,964	—	25,040	31,302	—
Total:
Commercial real estate	3,774	4,034	—	3,546	3,811	—
Commercial and industrial	12,573	14,643	537	7,284	9,767	29
Commercial construction	3,444	4,954	—	5,464	8,132	—
Consumer real estate	10,052	10,987	—	10,488	11,378	21
Other consumer	49	56	39	41	49	27
Total	$29,892	$34,674	$576	$26,823	$33,137	$77

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following table summarizes average recorded investment in and interest income recognized on loans considered to be impaired for the periods presented:

	Three Months Ended
	March 31, 2018		March 31, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	586	11	10,008	72
Commercial construction	—	—	—	—
Consumer real estate	—	—	26	—
Other consumer	42	1	1	—
Total with a Related Allowance Recorded	628	12	10,035	72
Without a related allowance recorded:
Commercial real estate	3,817	43	8,581	33
Commercial and industrial	6,688	110	11,410	43
Commercial construction	3,446	36	6,239	37
Consumer real estate	10,816	138	11,692	129
Other consumer	12	—	22	—
Total without a Related Allowance Recorded	24,779	327	37,944	242
Total:
Commercial real estate	3,817	43	8,581	33
Commercial and industrial	7,274	121	21,418	115
Commercial construction	3,446	36	6,239	37
Consumer real estate	10,816	138	11,718	129
Other consumer	54	1	23	—
Total	$25,407	$339	$47,979	$314

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALL for the periods presented:

	Three Months Ended March 31, 2018
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$27,235	$8,966	$13,167	$5,479	$1,543	$56,390
Charge-offs	—	(829)	—	(161)	(460)	(1,450)
Recoveries	49	117	1,129	238	101	1,634
Net (Charge-offs)/ Recoveries	49	(712)	1,129	77	(359)	184
Provision for loan losses	3,679	2,218	(3,575)	(138)	288	2,472
Balance at End of Period	$30,963	$10,472	$10,721	$5,418	$1,472	$59,046

	Three Months Ended March 31, 2017
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$19,976	$10,810	$13,999	$6,095	$1,895	$52,775
Charge-offs	(390)	(715)	(644)	(759)	(434)	(2,942)
Recoveries	78	187	256	103	176	800
Net (Charge-offs)/ Recoveries	(312)	(528)	(388)	(656)	(258)	(2,142)
Provision for loan losses	906	2,962	491	517	307	5,183
Balance at End of Period	$20,570	$13,244	$14,102	$5,956	$1,944	$55,816
The following tables present the ALL and recorded investments in loans by category as of the periods presented:

	March 31, 2018
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$30,963	$30,963	$3,774	$2,757,117	$2,760,891
Commercial and industrial	537	9,935	10,472	12,573	1,394,377	1,406,950
Commercial construction	—	10,721	10,721	3,444	320,697	324,141
Consumer real estate	—	5,418	5,418	10,052	1,161,689	1,171,741
Other consumer	39	1,433	1,472	49	66,841	66,890
Total	$576	$58,470	$59,046	$29,892	$5,700,721	$5,730,613

	December 31, 2017
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$27,235	$27,235	$3,546	$2,682,448	$2,685,994
Commercial and industrial	29	8,937	8,966	7,284	1,425,982	1,433,266
Commercial construction	—	13,167	13,167	5,464	378,870	384,334
Consumer real estate	21	5,458	5,479	10,488	1,180,163	1,190,651
Other consumer	27	1,516	1,543	41	67,163	67,204
Total	$77	$56,313	$56,390	$26,823	$5,734,626	$5,761,449

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
The following tables indicate the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts- Commercial Loans
Fair value	$4,669	$3,074	$4,765	$3,055
Notional amount	253,580	263,841	253,580	263,841
Net collateral received/posted	2,011	—	—	1,448
Interest Rate Lock Commitments- Mortgage Loans
Fair value	271	226	—	—
Notional amount	9,710	6,860	—	—
Forward Sale Contracts- Mortgage Loans
Fair value	—	—	24	5
Notional amount	$—	$—	$9,165	$6,580

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
The following tables indicate the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$5,818	$4,974	$5,914	$4,955
Gross amounts offset	(1,149)	(1,900)	(1,149)	(1,900)
Net Amounts Presented in the Consolidated Balance Sheets	4,669	3,074	4,765	3,055
Gross amounts not offset(1)	(2,011)	—	—	(1,448)
Net Amount	$2,658	$3,074	$4,765	$1,607
(1) Amounts represent received/posted collateral.
The following tables indicate the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$115	$24
Interest rate lock commitments—mortgage loans	45	233
Forward sale contracts—mortgage loans	(19)	(36)
Total Derivatives (Loss)/Gain	$141	$221

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. BORROWINGS
Short-term borrowings are for terms under or equal to one year and are comprised of securities sold under repurchase agreements, or REPOs, and Federal Home Loan Bank, or FHLB, advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and therefore, the REPOs are accounted for as a secured borrowing. Mortgage-backed securities with a total carrying value of $49.2 million at March 31, 2018 and $56.8 million at December 31, 2017 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances, a capital lease and junior subordinated debt securities. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. We had total long-term borrowings outstanding of $8.5 million at a fixed rate and $38.1 million at a variable rate at March 31, 2018, excluding our capital lease.
Information pertaining to borrowings is summarized in the table below as of the dates presented:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term Borrowings
Securities sold under repurchase agreements	$44,617	0.42%	$50,161	0.39%
Short-term borrowings	525,000	1.86%	540,000	1.47%
Total Short-term Borrowings	569,617	1.75%	590,161	1.38%
Long-term Borrowings
Long-term borrowings	46,684	2.09%	47,301	1.88%
Junior subordinated debt securities	45,619	4.58%	45,619	3.78%
Total Long-term Borrowings	92,303	3.32%	92,920	2.81%
Total Borrowings	$661,920	1.97%	$683,081	1.57%
We had total borrowings at March 31, 2018 and December 31, 2017 at the FHLB of Pittsburgh of $572 million and $587 million. The $572 million at March 31, 2018 consisted of $525 million in short-term borrowings and $46.7 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $2.5 billion at March 31, 2018. We utilized $709 million of our borrowing capacity at March 31, 2018 consisting of $572 million for borrowings and $137 million for letters of credit to collateralize public funds. Our remaining borrowing availability at March 31, 2018 is $1.8 billion.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $2.1 million at March 31, 2018 and $2.2 million at December 31, 2017. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The allowance for unfunded commitments is determined using a similar methodology as our ALL methodology. The reserve is calculated by applying historical loss rates and qualitative adjustments to our unfunded commitments.
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	March 31, 2018	December 31, 2017
Commitments to extend credit	$1,454,312	$1,420,428
Standby letters of credit	78,985	80,918
Total	$1,533,297	$1,501,346
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

NOTE 10. OTHER COMPREHENSIVE INCOME
The following tables present the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended March 31, 2018			Three months ended March 31, 2017
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on debt securities available-for-sale (2)	$(9,474)	$2,012	$(7,462)	$1,662	$(584)	$1,078
Reclassification adjustment for net (gains)/losses on debt securities available-for-sale included in net income (1)	—	—	—	(370)	130	(240)
Adjustment to funded status of employee benefit plans	621	(132)	489	539	(189)	350
Other Comprehensive Income/(Loss)	$(8,853)	$1,880	$(6,973)	$1,831	$(643)	$1,188
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

(2) Due to the adoption of ASU 2016-01, net unrealized gains on marketable equity securities were reclassified from Accumulated Other Comprehensive Income to Retained Earnings during the three months ended March 31, 2018. The prior period data was not restated; as such, the change in unrealized gains on marketable securities is combined with the change in net unrealized gains on debit securities for the period ended March 31, 2017.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 11. EMPLOYEE BENEFITS

Our qualified and nonqualified defined benefit plans were amended to freeze benefit accruals for all persons entitled to benefits under the plan in 2016. We will continue recording pension expense related to these plans, primarily representing interest costs on the accumulated benefit obligation and amortization of actuarial losses accumulated in the plan, as well as income from expected investment returns on pension assets. The expected long-term rate of return on plan assets is 7.50 percent.
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Components of Net Periodic Pension Cost
Service cost—benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	967	1,025
Expected return on plan assets	(1,567)	(1,582)
Amortization of prior service credit	544	474
Recognized net actuarial loss	—	—
Net Periodic Pension Expense	$(56)	$(83)

NOTE 12. QUALIFIED AFFORDABLE HOUSING PROJECTS
We invest in affordable housing projects primarily to satisfy our Community Reinvestment Act requirements. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. Our total investment in qualified affordable housing projects was $8.0 million at March 31, 2018 and $8.7 million at December 31, 2017. Amortization expense, included in other noninterest expense in the Consolidated Statements of Comprehensive Income, was $0.7 million for the three months ended March 31, 2018 and $0.8 million for the three months ended March 31, 2017. The amortization expense was offset by tax credits of $0.8 million for the three months ended March 31, 2018 and $0.9 million for the three months ended March 31, 2017, a reduction to our federal tax provision.

NOTE 13. SALE OF A MAJORITY INTEREST OF INSURANCE BUSINESS
On November 9, 2017, we entered into an asset purchase agreement to sell a 70 percent ownership interest in the assets of our subsidiary, S&T Evergreen Insurance, LLC. The partial sale was accounted for as the sale of a business. At the date of the sale, January 1, 2018, we ceased to have a controlling financial interest, deconsolidated the subsidiary and recognized a gain of $1.9 million. We transferred our 30 percent share of net assets from S&T Evergreen Insurance, LLC to the new entity for a 30 percent partnership interest in a new insurance entity. We will use the equity-method of accounting to recognize changes in the value of our investment in the new insurance entity for our proportional share of income and losses of the new insurance entity.

NOTE 14. SHARE REPURCHASE PLAN
On March 19, 2018, our Board of Directors authorized a $50 million share repurchase plan. This repurchase authorization, which is effective through August 31, 2019, permits us to repurchase from time to time up to $50 million in aggregate value of shares of our common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at our discretion and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and our financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three month periods ended March 31, 2018 and 2017. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations. Forward looking statements are typically identified by words or phrases such as “will likely result”, “expect”, “anticipate”, “estimate”, “forecast”, “project”, “intend”, “ believe”, “assume”, “strategy”, “trend”, “plan”, “outlook”, “outcome”, “continue”, “remain”, “potential”, “opportunity”, “believe”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”, “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses; cyber-security concerns; rapid technological developments and changes; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight; legislation affecting the financial services industry as a whole, and S&T, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; general economic or business conditions; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses. Many of these factors, as well as other factors, are described in our Annual Report on Form 10-K for the year ended December 31, 2017, including Part I, Item 1A, Risk Factors and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.
Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2018 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2017 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview
We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $7.0 billion at March 31, 2018.  We operate bank branches in Pennsylvania and Ohio and loan production offices in Pennsylvania, Ohio and New York. We provide

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

a full range of financial services with retail and commercial banking products, cash management services and trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
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
Our focus continues to be on organic loan and deposit growth and implementing opportunities to increase fee income while closely managing our operating expenses and asset quality. We are focused on executing our strategy to successfully build our brand and grow our business in all of our markets. We have benefited from recent increases in short-term interest rates and expect to benefit from any future increases. Our performance has also benefited from the Tax Cuts and Jobs Act (Tax Act) which lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018.

Earnings Summary
Net income increased $8.0 million, or 43.8 percent, for the three months ended March 31, 2018 compared to the same period in 2017. Net income for the three months ended March 31, 2018 was $26.2 million, or $0.75 diluted earnings per share, as compared to net income of $18.2 million, or $0.52 diluted earnings per share, for the same period in 2017. The increase in net income was due to increases in net interest income of $3.1 million and noninterest income of $0.8 million and decreases in provision for loan losses of $2.7 million, noninterest expense of $0.7 million and income taxes of $0.7 million.
Net interest income increased $3.1 million, or 5.7 percent, to $57.0 million for the three months ended March 31, 2018 compared to $53.9 million for the same period in 2017. The increases in short-term interest rates over the past year positively impacted both net interest income and net interest margin. Average interest-earning assets increased $74.1 million and average interest-bearing liabilities decreased $61.6 million, for the three months ended 2018 compared to the same period in 2017. The increase in average interest-earning assets primarily related to organic growth with average loans increasing $96.1 million for the first three months of the 2018. This growth was in our commercial loan portfolio. The decrease in average interest-bearing liabilities was mainly due to declines in both interest-bearing deposits and borrowings. Average interest-bearing deposits decreased $17.3 million and average borrowings decreased $44.3 million for the three months ended 2018 compared to the same period in 2017. Net interest margin, on a fully taxable-equivalent, or FTE, basis (non-GAAP), increased nine basis points to 3.59 percent in the three months ended 2018 compared to 3.50 percent for the same period in 2017.
The provision for loan losses decreased $2.7 million to $2.5 million for the three months ended March 31, 2018 compared to $5.2 million for the same period in 2017. For the three months ended March 31, 2018, we had net recoveries of $0.2 million compared to $2.1 million of charge-offs for the same period in 2017. Annualized net loan charge-offs to average loans was negative 0.01 percent for the first quarter 2018 compared to 0.15 percent for the same period in 2017. Specific reserves on impaired loans decreased $3.0 million to $0.6 million at March 31, 2018 compared to $3.6 million at March 31, 2017. Nonperforming loans decreased $24.7 million to $21.3 million compared to $46.0 million for the same periods in 2017.
Noninterest income increased $0.8 million to $13.8 million for the three months ended March 31, 2018 compared to $13.0 million for the same period in 2017. The increase in noninterest income was primarily due to a $1.9 million gain on the sale of a majority interest of our insurance business offset by $1.3 million decrease in insurance fees related to that sale.
Noninterest expense decreased $0.7 million to $36.1 million for the three months ended March 31, 2018 compared to $36.8 million for the same period in 2017. The decrease in noninterest expense was primarily due to a $1.7 million decrease in salaries and employee benefits expense offset by a $0.9 million increase in other taxes. The decrease in salaries and employee benefits is due to lower restricted stock, incentive and commission costs and fewer employees due to the sale of a branch in the fourth quarter of 2017 and the sale of our insurance business in the first quarter of 2018. The increase in other taxes primarily related to a state sales tax assessment.
The provision for income taxes decreased $0.7 million to $6.0 million for the three months ended March 31, 2018 compared to the same period in 2017. The decrease was primarily due to the Tax Act which lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. As a result our effective tax rate declined to 18.7 percent for the three months ended March 31, 2018 compared to 26.9 percent for the same period in 2017. Included in the effective tax rate for the three months ended 2018 were non-recurring discrete tax expense items of $0.9 million, primarily related to the sale of a majority interest of our insurance business.

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
We believe the presentation of net interest income on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to an FTE basis in the Net Interest Income section of the "Results of Operations - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017."

RESULTS OF OPERATIONS
Three Months Ended March 31, 2018 Compared to
Three Months Ended March 31, 2017
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
The interest income on interest-earning assets and the net interest margin are presented on an FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities using the federal statutory tax rate of 21 percent for the three months ended March 31, 2018 and the federal statutory tax rate of 35 percent for the three months ended March 31, 2017 and the dividend-received deduction for equity securities. We believe this to be the preferred industry measurement of net interest income that provides a relevant comparison between taxable and non-taxable sources of interest income.
The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates on an FTE basis for the periods presented:

	Three months ended March 31,
(dollars in thousands)	2018	2017
Total interest income	$68,029	$61,150
Total interest expense	11,097	7,272
Net Interest Income per Consolidated Statements of Comprehensive Income	56,932	53,878
Adjustment to FTE basis	940	1,871
Net Interest Income on an FTE Basis (Non-GAAP)	$57,872	$55,749
Net interest margin	3.53%	3.38%
Adjustment to FTE basis	0.06%	0.12%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.59%	3.50%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three months ended March 31, 2018			Three months ended March 31, 2017
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$56,008	$230	1.65%	$66,173	$140	0.85%
Securities, at fair value(2)	686,912	4,353	2.53%	697,327	4,260	2.44%
Loans held for sale	1,949	28	5.65%	2,211	25	4.44%
Commercial real estate	2,690,990	30,307	4.57%	2,524,859	26,462	4.25%
Commercial and industrial	1,431,588	15,560	4.41%	1,413,801	14,491	4.16%
Commercial construction	375,129	4,176	4.51%	454,886	4,155	3.70%
Total Commercial Loans	4,497,707	50,043	4.51%	4,393,546	45,108	4.16%
Residential mortgage	694,303	7,241	4.19%	699,849	7,060	4.05%
Home equity	481,053	5,299	4.47%	480,411	4,905	4.14%
Installment and other consumer	66,861	1,103	6.69%	68,164	1,091	6.49%
Consumer construction	3,810	44	4.69%	5,374	49	3.67%
Total Consumer Loans	1,246,027	13,687	4.43%	1,253,798	13,105	4.22%
Total Portfolio Loans	5,743,734	63,730	4.50%	5,647,344	58,213	4.18%
Total Loans(1)(2)	5,745,683	63,758	4.50%	5,649,555	58,238	4.18%
Federal Home Loan Bank and other restricted stock	31,216	628	8.05%	32,690	383	4.68%
Total Interest-earning Assets	6,519,819	68,969	4.28%	6,445,745	63,021	3.96%
Noninterest-earning assets	488,808			511,125
Total Assets	$7,008,627			$6,956,870
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$575,377	$368	0.26%	$633,232	$275	0.18%
Money market	1,194,053	3,232	1.10%	938,014	1,406	0.61%
Savings	874,318	437	0.20%	1,041,647	536	0.21%
Certificates of deposit	1,355,617	3,808	1.14%	1,403,796	3,162	0.91%
Total Interest-bearing Deposits	3,999,365	7,845	0.80%	4,016,689	5,379	0.54%
Securities sold under repurchase agreements	47,774	46	0.39%	48,896	1	0.01%
Short-term borrowings	596,014	2,508	1.71%	671,784	1,399	0.84%
Long-term borrowings	46,938	232	1.99%	14,362	105	2.91%
Junior subordinated debt securities	45,619	466	4.14%	45,619	388	3.45%
Total Borrowings	736,345	3,252	1.79%	780,661	1,893	0.98%
Total Interest-bearing Liabilities	4,735,710	11,097	0.95%	4,797,350	7,272	0.61%
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	1,383,109			1,309,401
Shareholders’ equity	889,808			850,119
Total Liabilities and Shareholders’ Equity	$7,008,627			$6,956,870
Net Interest Income (2)(3)		$57,872			$55,749
Net Interest Margin (2) (3)			3.59%			3.50%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent for 2018 and 35 percent for 2017
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Net interest income on an FTE basis increased $2.1 million, or 3.8 percent, for the three months ended March 31, 2018 compared to the same period in 2017. The net interest margin on an FTE basis increased nine basis points to 3.59 percent for the three months ended March 31, 2018 compared to 3.50 percent for the same period in 2017. The increases were primarily

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

due to higher short-term rates, offset by the impact of the statutory federal corporate income tax rate decrease, which negatively impacts the March 31, 2018 net interest margin on an FTE basis by 6 basis points.
Interest income on a FTE basis increased $5.9 million, or 9.4 percent, for the three months ended March 31, 2018 compared to the same period in 2017. The increase is primarily due an increase in average interest-earning assets of $74.1 million and higher short-term interest rates. Average loan balances increased $96.1 million due to organic loan growth, primarily in the commercial loan portfolio. The average rate earned on loans increased 32 basis points primarily due to higher short-term interest rates. Average interest-bearing deposits with banks, which is primarily cash at the Federal Reserve, decreased $10.2 million and the average rate earned increased 80 basis points due to higher short-term interest rates. Average securities decreased $10.4 million with no significant change to the rate. The average rate earned on the Federal Home Loan Bank (FHLB) and other restricted stock improved due an increase in the quarterly dividend rate from the FHLB. Overall, the FTE rate on interest-earning assets increased 32 basis points compared to the same period in 2017.
Interest expense increased $3.8 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase is primarily due to higher short-term interest rates. Average interest-bearing deposits decreased $17.3 million. Average money market balances increased $256 million and the average rate paid increased 49 basis points due to higher short-term interest rates. The money market balance increase is partially attributable to a shift in deposit mix, as average interest-bearing demand, savings, and certificates of deposit balances declined. The overall decline in average interest-bearing liabilities is favorably offset by increased average noninterest-bearing demand deposit balances of $73.7 million. Average total borrowings decreased $44.3 million due to the overall increase in average deposit balances. Short-term borrowings decreased $75.8 million and the average rate paid increased 87 basis points due to higher short-term interest rates. Long-term borrowings increased $32.6 million and the average rate paid decreased 92 basis points due to the addition of a longer term variable rate borrowing. Overall, the cost of interest-bearing liabilities increased 34 basis points compared to same period in 2017.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2018 compared to March 31, 2017
(dollars in thousands)	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$(22)	$112	$90
Securities, at fair value(2)(3)	(64)	157	93
Loans held for sale	(3)	6	3
Commercial real estate	1,741	2,104	3,845
Commercial and industrial	182	887	1,069
Commercial construction	(729)	750	21
Total Commercial Loans	1,195	3,740	4,935
Residential mortgage	(56)	237	181
Home equity	7	387	394
Installment and other consumer	(21)	33	12
Consumer construction	(14)	9	(5)
Total Consumer Loans	(85)	667	582
Total Portfolio Loans	1,110	4,407	5,517
Total Loans (1)(2)	1,107	4,413	5,520
Federal Home Loan Bank and other restricted stock	(17)	262	245
Change in Interest Earned on Interest-earning Assets	$1,005	$4,943	$5,948
Interest paid on:
Interest-bearing demand	$(25)	$118	$93
Money market	384	1,442	1,826
Savings	(86)	(13)	(99)
Certificates of deposit	(109)	755	646
Total Interest-bearing Deposits	164	2,302	2,466
Securities sold under repurchase agreements	—	45	45
Short-term borrowings	(158)	1,267	1,109
Long-term borrowings	238	(111)	127
Junior subordinated debt securities	—	78	78
Total Borrowings	80	1,279	1,359
Change in Interest Paid on Interest-bearing Liabilities	244	3,581	3,825
Change in Net Interest Income	$761	$1,362	$2,123
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent for 2018 and 35 percent for 2017.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.
(4) Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision for Loan Losses
The provision for loan losses is the amount to be added to the allowance for loan losses, or ALL, after considering loan charge-offs and recoveries to bring the ALL to a level determined to be appropriate in management's judgment to absorb probable losses inherent in the loan portfolio. The provision for loan losses decreased $2.7 million to $2.5 million for the three months ended March 31, 2018 compared to $5.2 million for the same period in 2017. The lower provision for loan losses was mainly due to a decrease in loan charge-offs and lower specific reserves compared to the same period in the prior year. For the three months ended March 31, 2018, there was a net recovery of $0.2 million compared to net charge-offs of $2.1 million for the same period in 2017. The net recovery was due to a $1.0 million recovery of a commercial construction loan during the three months ended March 31, 2018. Annualized net loan charge-offs to average loans were a negative 0.01 percent compared to 0.15 percent for the three months ended March 31, 2017. Impaired loans decreased $16.9 million to $29.9 million and specific reserves on impaired loans decreased $3.0 million compared to the same period in the prior year.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The ALL at March 31, 2018 was $59.0 million compared to $55.8 million at March 31, 2017. The ALL as a percent of total portfolio loans was 1.03 percent at March 31, 2018 and 0.97 percent at March 31, 2017. Refer to “Financial Condition - Allowance for Loan Losses” in this MD&A for additional information.
Noninterest Income

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Net gain (loss) on sale of securities	$—	$370	$(370)	—%
Service charges on deposit accounts	3,241	3,014	227	7.5
Debit and credit card	3,037	2,843	194	6.8
Wealth management	2,682	2,403	279	11.6
Gain on sale of a majority interest of insurance business	1,873	—	1,873	—
Mortgage banking	602	733	(131)	(17.9)
Insurance	169	1,457	(1,288)	(88.4)
Other	2,188	2,176	12	0.6
Total Noninterest Income	$13,792	$12,996	$796	6.1%
NM- Not meaningful

Noninterest income increased $0.8 million, or 6.1 percent, to $13.8 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase in noninterest income primarily related to a $1.9 million gain on the sale of a majority interest in S&T Evergreen Insurance, LLC, which occurred in the first quarter of 2018. This increase was offset in part by a decrease of $1.3 in insurance fees related primarily to the sale. The $0.2 million increase in debit and credit card fees is related to increased debit card usage. Wealth management fees increased $0.3 million due to improvement in market conditions. Service charges on deposit accounts increased $0.2 million due to program changes. These increases were offset by decreases in securities gains of $0.4 million related to the sale of an equity security in the first quarter of 2017.
Noninterest Expense

	Three Months Ended March 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$18,815	$20,541	$(1,726)	(8.4)%
Net occupancy	2,873	2,815	58	2.1
Data processing	2,325	2,223	102	4.6
Furniture, equipment and software	1,957	2,047	(90)	(4.4)
Other taxes	1,848	976	872	89.3
FDIC insurance	1,108	1,123	(15)	(1.3)
Professional services and legal	1,051	1,068	(17)	(1.6)
Marketing	702	754	(52)	(6.9)
Other	5,403	5,261	142	2.7
Total Noninterest Expense	$36,082	$36,808	$(726)	(2.0)%
NM - not meaningful

Noninterest expense decreased $0.7 million, or 2.0 percent, to $36.1 million for the three months ended March 31, 2018 compared to the same period in 2017. Salaries and employee benefits expense decreased $1.7 million due to lower restricted stock, incentive and commission costs and fewer employees due to the sale of a branch in the fourth quarter of 2017 and the sale of our insurance business in the first quarter 2018. This decrease was offset by an increase in other taxes of $0.8 million due to a state sales tax assessment.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Income Taxes
The provision for income taxes decreased $0.7 million for the three months ended March 31, 2018 compared to the same period in 2017. The decrease was primarily due to the Tax Act which lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. As a result, our effective tax rate declined to 18.7 percent for the three months ended March 31, 2018 compared to 26.9 percent in the same period of the prior year. Included in the effective tax rate for the three months ended 2018 were non-recurring discrete tax expense items of $0.9 million, primarily related to the sale of a majority interest of our insurance business.
Financial Condition
March 31, 2018
Total assets were relatively unchanged at $7.0 billion at March 31, 2018 compared to December 31, 2017. Total portfolio loans decreased slightly to $5.7 billion with decreases in all categories except the Commercial Real Estate, or CRE portfolio. Higher than usual historical pay-offs in commercial loans combined with lower seasonal demand resulted in this decrease of $30.8 million. Securities decreased $10.6 million to $688 million from $698 million at December 31, 2017 primarily due to normal investing activity.
Our deposits decreased slightly but remained at $5.4 billion at both March 31, 2018 and December 31, 2017. The decrease of $40.8 million is primarily due to the competition for customer funds which resulted in declines in all categories except money market accounts compared to December 31, 2017.
Total borrowings also decreased $21.2 million from December 31, 2017 due to reduced funding needs.
Total shareholders’ equity increased by $11.4 million at March 31, 2018 compared to December 31, 2017. The increase was primarily due to net income of $26.2 million offset partially by dividends of $7.7 million. The $7.0 million decrease in other comprehensive income was due to a $7.5 million decrease in unrealized losses on our available-for-sale investment securities and a $0.5 million change in the funded status of our employee benefit plans.
Securities Activity

(dollars in thousands)	March 31, 2018	December 31, 2017	$ Change
U.S. treasury securities	$14,661	$19,789	$(5,128)
Obligations of U.S. government corporations and agencies	160,589	162,193	(1,604)
Collateralized mortgage obligations of U.S. government corporations and agencies	102,582	108,688	(6,106)
Residential mortgage-backed securities of U.S. government corporations and agencies	30,683	32,854	(2,171)
Commercial mortgage-backed securities of U.S. government corporations and agencies	248,798	242,221	6,577
Obligations of states and political subdivisions	125,141	127,402	(2,261)
Debt Securities Available-for-Sale	682,454	693,147	(10,693)
Marketable equity securities	5,196	5,144	52
Total Securities	$687,650	$698,291	$(10,641)
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities decreased $10.6 million to $688 million from $698 million at December 31, 2017 primarily due to a decrease in market value of the bond portfolio.
At March 31, 2018 our bond portfolio was in a net unrealized loss position of $7.8 million compared to a net unrealized gain position of $1.7 million at December 31, 2017. At March 31, 2018 total gross unrealized gains in the bond portfolio were $3.1 million offset by $10.9 million of gross unrealized losses, compared to December 31, 2017, when total gross unrealized gains were $5.6 million offset by gross unrealized losses of $3.9 million. Management evaluates the securities portfolio for other than temporary impairment, or OTTI, on a quarterly basis. During the three months ended March 31, 2018 and 2017, we did not record any OTTI. The performance of the debt securities market could generate impairments in future periods requiring realized losses to be reported.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan Composition

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$2,760,891	48.18%	$2,685,994	46.62%
Commercial and industrial	1,406,950	24.55	1,433,266	24.88
Construction	324,141	5.66	384,334	6.67
Total Commercial Loans	4,491,982	78.39%	4,503,594	78.17%
Consumer
Residential mortgage	692,385	11.98%	698,774	12.13%
Home equity	474,850	8.29	487,326	8.46
Installment and other consumer	66,890	1.17	67,204	1.17
Construction	4,506	0.08	4,551	0.08
Total Consumer Loans	1,238,631	21.61%	1,257,855	21.83%
Total Portfolio Loans	5,730,613	100.00%	5,761,449	100.00%
Loans Held for Sale	3,283		4,485
Total Loans	$5,733,896		$5,765,934
Our loan portfolio represents our most significant source of interest income. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Total portfolio loans decreased by $30.8 million to $5.7 billion at March 31, 2018 compared to $5.8 billion at December 31, 2017. We experienced a decline in all loan portfolios primarily due to higher than usual historical payoffs combined with lower seasonal demand.
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
The following tables summarize the ALL and recorded investments in loans by category for the dates presented:

	March 31, 2018
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$30,963	$30,963	$3,774	$2,757,117	$2,760,891
Commercial and industrial	537	9,935	10,472	12,573	1,394,377	1,406,950
Commercial construction	—	10,721	10,721	3,444	320,697	324,141
Consumer real estate	—	5,418	5,418	10,052	1,161,689	1,171,741
Other consumer	39	1,433	1,472	49	66,841	66,890
Total	$576	$58,470	$59,046	$29,892	$5,700,721	$5,730,613

	December 31, 2017
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$27,235	$27,235	$3,546	$2,682,448	$2,685,994
Commercial and industrial	29	8,937	8,966	7,284	1,425,982	1,433,266
Commercial construction	—	13,167	13,167	5,464	378,870	384,334
Consumer real estate	21	5,458	5,479	10,488	1,180,163	1,190,651
Other consumer	27	1,516	1,543	41	67,163	67,204
Total	$77	$56,313	$56,390	$26,823	$5,734,626	$5,761,449

	March 31, 2018		December 31, 2017
Ratio of net charge-offs to average loans outstanding	(0.01)%	*	0.18%
Allowance for loan losses as a percentage of total loans	1.03%		0.98%
Allowance for loan losses to nonperforming loans	277%		236%
* Annualized

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The ALL was $59.0 million, or 1.03 percent of total portfolio loans at March 31, 2018 compared to $56.4 million, or 0.98 percent of total portfolio loans at December 31, 2017. The increase in the ALL of $2.7 million was primarily due to a $2.2 million increase in the reserve for loans collectively evaluated for impairment and an increase of $0.5 million in specific reserves for loans individually evaluated for impairment at March 31, 2018 compared to December 31, 2017. Commercial special mention, substandard and doubtful loans increased $67.5 million to $268 million compared to $201 million at December 31, 2017, with an increase of $18.6 million in special mention and an increase of $48.9 million in substandard. Impaired loans increased $3.1 million, or 11.4 percent, from December 31, 2017 to $29.9 million at March 31, 2018. The increase was primarily due to two C&I impaired loans totaling $6.0 million offset by a $2.0 million commercial construction loan that paid off in the first quarter of 2018. We had net loan recoveries of $0.2 million for the three months ended March 31, 2018 comprised primarily of one commercial construction loan that paid off and resulted in a $1.0 million recovery.
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
TDRs increased $2.5 million to $28.6 million at March 31, 2018 compared to $26.1 million at December 31, 2017. The increase is primarily due to new TDRs totaling $6.8 million, which were offset by principal reductions and charge-offs. Total TDRs of $28.6 million at March 31, 2018 included $20.0 million, or 70.1 percent, that were accruing and $8.6 million, or 29.9 percent, that were nonaccrual.
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
Our allowance for lending-related commitments is determined using a methodology similar to that used for the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The reserve is calculated by applying historical loss rates to unfunded commitments and considering qualitative factors. The allowance for unfunded loan commitments was $2.1 million at March 31, 2018 compared to $2.2 million at December 31, 2017. The decrease primarily related to a decline in the historic loss rate for C&I commitments and a decrease in the balance of total unfunded commitments. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	March 31, 2018	December 31, 2017	$ Change
Nonperforming Loans
Commercial real estate	$3,008	$2,501	$507
Commercial and industrial	1,581	2,449	(868)
Commercial construction	1,459	1,460	(1)
Residential mortgage	4,075	3,580	495
Home equity	2,589	2,736	(147)
Installment and other consumer	63	62	1
Consumer construction	—	—	—
Total Nonperforming Loans	12,775	12,788	(13)
Nonperforming Troubled Debt Restructurings
Commercial real estate	944	967	(23)
Commercial and industrial	3,036	3,197	(161)
Commercial construction	414	2,413	(1,999)
Residential mortgage	2,640	3,585	(945)
Home equity	1,520	979	541
Installment and other consumer	6	9	(3)
Total Nonperforming Troubled Debt Restructurings	8,560	11,150	(2,590)
Total Nonperforming Loans	21,335	23,938	(2,603)
OREO	2,920	469	2,451
Total Nonperforming Assets	$24,255	$24,407	$(152)

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.37%	0.42%
Nonperforming assets as a percent of total loans plus OREO	0.42%	0.42%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming assets, or NPAs, decreased $0.2 million to $24.2 million at March 31, 2018 compared to $24.4 million at December 31, 2017. The decrease was due to a $2.6 million decline in nonperforming loans offset by an increase of $2.4 million in other real estate owned, or OREO. The $2.6 million decrease in nonperforming loans was due to the payoff of a

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

commercial construction loan for $2.0 million and the increase in OREO related to two land lots that are no longer intended to be future branch locations.
During the three months ended March 31, 2018 there were net loan recoveries of $0.2 million compared to net charge-offs of $2.1 million for the same period in 2017. The provision for loan loss was $2.5 million compared to $5.2 million for the three months ended March 31, 2017. The allowance for loan losses, or ALLL, to total portfolio loans was 1.03 percent at March 31, 2018 compared to 0.98 percent at December 31, 2017. The increase in the ALLL is primarily due to an increase in special mention and substandard loans compared to December 31, 2017.
Deposits

(dollars in thousands)	March 31, 2018	December 31, 2017	$ Change
Customer Deposits
Noninterest-bearing demand	$1,368,350	$1,387,712	$(19,362)
Interest-bearing demand	555,319	599,986	(44,667)
Money market	985,793	880,330	105,463
Savings	876,459	893,119	(16,660)
Certificates of deposit	1,238,539	1,286,988	(48,449)
Total Customer Deposits	5,024,460	5,048,135	(23,675)
Brokered Deposits
Interest-bearing demand	5,392	3,155	2,237
Money market	253,607	265,826	(12,219)
Certificates of deposit	103,635	110,775	(7,140)
Total Brokered Deposits	362,634	379,756	(17,122)
Total Deposits	$5,387,094	$5,427,891	$(40,797)

Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at March 31, 2018 decreased $40.8 million from December 31, 2017. Total customer deposits decreased $23.7 million from December 31, 2017. Noninterest-bearing demand and interest-bearing demand balances decreased $19.4 million and $44.7 million, respectively. These decreases were a result of outflows due to normal repositioning by our customers combined with some seasonality in a number of sectors, including public funds. The money market increase of $105 million is related to a competitively-priced, indexed product that was a major factor behind the savings decrease of $16.7 million and the certificates of deposits decrease of $48.4 million. Total brokered deposits decreased $17.1 million from December 31, 2017. Brokered deposits are an additional source of funds utilized by the ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
Borrowings

(dollars in thousands)	March 31, 2018	December 31, 2017	$ Change
Securities sold under repurchase agreements	$44,617	$50,161	$(5,544)
Short-term borrowings	525,000	540,000	(15,000)
Long-term borrowings	46,684	47,301	(617)
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$661,920	$683,081	$(21,161)
Borrowings are an additional source of funding for us. Total borrowings decreased $21.2 million from December 31, 2017 due to reduced funding needs.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to short-term borrowings is summarized in the tables below for the three and twelve months period ended March 31, 2018 and December 31, 2017.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	March 31, 2018	December 31, 2017
Balance at the period end	$44,617	$50,161
Average balance during the period	47,774	46,662
Average interest rate during the period	0.39%	0.12%
Maximum month-end balance during the period	$49,867	$53,609
Average interest rate at the period end	0.42%	0.39%

	Short-Term Borrowings
(dollars in thousands)	March 31, 2018	December 31, 2017
Balance at the period end	$525,000	$540,000
Average balance during the period	596,014	644,864
Average interest rate during the period	1.71%	1.15%
Maximum month-end balance during the period	$665,000	$734,600
Average interest rate at the period end	1.86%	1.47%
Information pertaining to long-term borrowings is summarized in the tables below for three and twelve month periods ended March 31, 2018 and December 31, 2017.

	Long-Term Borrowings
(dollars in thousands)	March 31, 2018	December 31, 2017
Balance at the period end	$46,684	$47,301
Average balance during the period	46,938	18,057
Average interest rate during the period	1.99%	2.57%
Maximum month-end balance during the period	$47,096	$47,505
Average interest rate at the period end	2.09%	1.88%

	Junior Subordinated Debt Securities
(dollars in thousands)	March 31, 2018	December 31, 2017
Balance at the period end	$45,619	$45,619
Average balance during the period	45,619	45,619
Average interest rate during the period	4.14%	3.65%
Maximum month-end balance during the period	$45,619	$45,619
Average interest rate at the period end	4.58%	3.78%

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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate, and high. At March 31, 2018, we had $531 million in highly liquid assets, which consisted of $65.7 million in interest-bearing deposits with banks, $462 million in unpledged securities and $3.3 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 7.6 percent at March 31, 2018. Also, at March 31, 2018, we had a remaining borrowing availability of $1.8 billion with the FHLB of Pittsburgh. Refer to Note 8 Borrowings in the Notes to Consolidated Financial Statements and the Financial Condition - Borrowings section of this MD&A for more details.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	March 31, 2018		December 31, 2017
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$655,939	9.72%	$628,876	9.17%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	635,939	11.02%	608,876	10.71%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	655,939	11.36%	628,876	11.06%
Total capital to risk-weighted assets	8.00%	10.00%	742,106	12.85%	713,056	12.55%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$610,305	9.07%	$582,929	8.52%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	610,305	10.60%	582,929	10.29%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	610,305	10.60%	582,929	10.29%
Total capital to risk-weighted assets	8.00%	10.00%	696,472	12.09%	666,560	11.76%
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933 as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2018, we had not issued any securities pursuant to this shelf registration statement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices, or equity prices can adversely affect a financial institution’s earnings or capital. For most financial institutions, including S&T, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes also affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and enhancing shareholder value. However, excessive interest rate risk can threaten a bank’s earnings, capital, liquidity and solvency. Our sensitivity to changes in interest rate movements is continually monitored by the ALCO. The ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analyses and by performing stress tests and simulations in order to mitigate earnings and market value fluctuations due to changes in interest rates.
Rate shock analyses results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 and 24 months of pretax net interest income. The base case and rate shock analyses are performed on a static balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and also include management assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over 12 and 24 month horizons using rate shocks in increments of +/- 100 basis points. Policy guidelines define the percentage change in pretax net interest income by graduated risk tolerance levels of minimal, moderate and high. We have temporarily suspended the analyses on downward rate shocks of 200 basis points or more. Due to the low interest rate environment, we believe the impact to net interest income when evaluating these basis point rate shock scenarios does not provide meaningful insight into our interest rate risk position.
In order to monitor interest rate risk beyond the 24 month time horizon of rate shocks on pretax net interest income, we also perform EVE analyses. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analyses on pretax net interest income, EVE analyses incorporate management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and the behavior and value of non-maturity deposit products. S&T policy guidelines limit the change in EVE using rate shocks in increments of +/- 100 basis points. Policy guidelines define the percentage change in EVE by graduated risk tolerance levels of minimal, moderate and high. We have also temporarily suspended the downward rate shocks of 200 basis points or more for EVE due to the low interest rate environment.
The table below reflects the rate shock analyses results for the 1 - 12 and 13 - 24 month periods of pretax net interest income and EVE. All results are in the minimal risk tolerance level.

	March 31, 2018			December 31, 2017
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	7.7%	12.0%	(11.6)%	5.5%	12.4%	(9.2)%
300	5.7	8.9	(5.9)	4.2	9.3	(3.6)
200	3.5	5.7	(1.7)	2.4	5.9	0.3
100	1.8	3.0	0.7	1.3	3.2	1.9
(100)	(3.6)	(5.5)	(6.7)	(3.6)	(6.5)	(8.0)
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our rate shock analyses show an improvement in the percentage change in pretax net interest income in the rates up scenarios in months 1 - 12 and no change in the rates down when comparing March 31, 2018 to December 31, 2017. The improvement is mainly a result of becoming more asset sensitive due to less rate sensitivity in our wholesale funding portfolio. In months 13 - 24 the percentage change in pretax net interest income increased in the rates down scenario and declined only slightly in all rates up scenarios when comparing March 31, 2018 and December 31, 2017. These changes are mostly due to model enhancements. All rate shock analyses for both the 1 - 12 and 13 - 24 month periods continue to remain within minimal risk tolerance levels.
Our EVE analyses show a decline in the percentage change in EVE in the rates up scenarios and an improvement in the rates down scenario when comparing March 31, 2018 to December 31, 2017. The changes are mainly a result of deposit valuation enhancements and the change in value of our core deposits.
In addition to rate shocks and EVE analyses, we perform a market risk stress test at least annually. The market risk stress test includes sensitivity analyses and simulations. Sensitivity analyses are performed to help us identify which model assumptions cause the greatest impact on pretax net interest income. Sensitivity analyses may include changing prepayment behavior of loans and securities with optionality and the impact of interest rate changes on non-maturity deposit products. Simulation analyses may include the potential impact of rate changes other than the policy guidelines , yield curve shape changes, significant balance mix changes and various growth scenarios. For example, simulations indicate that an increase in rates, particularly if the yield curve steepens, will most likely result in an improvement in pretax net interest income. We realize that some of the benefit reflected in our scenarios may be offset by a change in the competitive environment and a change in product preference by our customers.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of March 31, 2018. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective as of March 31, 2018 due to a material weakness in S&T’s internal control over financial reporting as previously described in our Annual Report on Form 10-K for the period ended December 31, 2017.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness is due to a control deficiency that exists related to the inconsistent assessment of internally assigned risk ratings, which is one of several factors used to estimate the allowance for loan losses. In some instances where performing borrowers had experienced a deteriorating financial position or cash flows, our internal Loan Review Department relied upon credit risk mitigants, including guarantor support and/or more recent borrower financial performance when that information did not adequately support the loan risk rating.
Notwithstanding the material weakness discussed above, the company's management, including the CEO and CFO, has concluded that the company's financial statements included in this Form 10-Q present fairly, in all material respects, the company's financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.
Remediation Plan
Management is in the process of remediating this material weakness and has engaged an independent third-party to evaluate our policies, procedures and resources related to the assessment of risk ratings. We intend to provide additional training and improve our documentation to strengthen the support for the judgments applied to risk rating conclusions by our internal Loan Review Department.

S&T BANCORP, INC. AND SUBSIDIARIES

Changes in Internal Control Over Financial Reporting
There have been no other changes in S&T’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting, other than as described above under "Remediation Plan".

S&T BANCORP, INC. AND SUBSIDIARIES

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 1, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information in connection with purchases of our common stock made by, or, on behalf of us, during the first quarter of 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased under the Plan or Programs
January 1, 2018 to January 31, 2018
Open market repurchases	—	$—	—
Other transactions(1)	—	$—	—

February 1, 2018 to February 28, 2018
Open market repurchases	—	$—	—
Other transactions(1)	—	$—	—

March 1, 2018 to March 31, 2018
Open market repurchases	—	$—	—	$50,000,000
Other transactions(1)	15,474	$42.41	—
Total	15.474	$42.41	—	$50,000,000
(1)During the three months ended March 31, 2018, pursuant to the terms of our restricted stock program, we purchased 15,474 shares at the then market value of the shares in connection with the vesting of restricted shares of employees under such program to satisfy certain tax withholding requirements through the delivery of shares to us instead of cash.
On March 19, 2018, the Board of Directors of S&T Bancorp, Inc. authorized a $50 million share repurchase plan. This purchase authorization, which is effective through August 31, 2019, permits S&T to repurchase from time to time up to $50 million in aggregate value of shares of S&T's common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and S&T’s financial performance. The repurchase plan does not obligate S&T to repurchase any particular number of shares. S&T expects to fund any repurchases from cash on hand and internally generated funds. There were no open market repurchases during the three months ended March 31, 2018.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 14. REVENUE FROM CONTRACTS WITH CUSTOMERS

None
Item 6. Exhibits

10.1	Employment Agreement of Thomas John Sposito II	Filed herewith

10.2	Change in Control Severance Agreement for John Sposito II	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith

32	Rule 13a-14(b) Certification of the Chief Executive Officer and Chief Financial Officer.	Filed herewith

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheet at March 31, 2018 and Audited Consolidated Balance Sheet at December 31, 2017, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2018 and 2017, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three Months ended March 31, 2018 and 2017, (iv) Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31, 2018 and 2017 and (v) Notes to Unaudited Consolidated Financial Statements.
Filed herewith

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

May 3, 2018	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)