Form 10-Q
period 2018-06-30
S&T BANCORP INC
filed 2018-08-01
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Common Stock, $2.50 Par Value - 35,008,546 shares as of July 31, 2018

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $81,210 and $61,965 at June 30, 2018 and December 31, 2017	$137,933	$117,152
Securities, at fair value	688,341	698,291
Loans held for sale	3,801	4,485
Portfolio loans, net of unearned income	5,786,118	5,761,449
Allowance for loan losses	(60,517)	(56,390)
Portfolio loans, net	5,725,601	5,705,059
Bank owned life insurance	73,122	72,150
Premises and equipment, net	40,889	42,702
Federal Home Loan Bank and other restricted stock, at cost	35,782	29,270
Goodwill	287,446	291,670
Other intangible assets, net	2,909	3,677
Other assets	101,522	95,799
Total Assets	$7,097,346	$7,060,255
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,410,211	$1,387,712
Interest-bearing demand	553,729	603,141
Money market	1,267,623	1,146,156
Savings	845,526	893,119
Certificates of deposit	1,316,444	1,397,763
Total Deposits	5,393,533	5,427,891
Securities sold under repurchase agreements	44,724	50,161
Short-term borrowings	600,000	540,000
Long-term borrowings	46,062	47,301
Junior subordinated debt securities	45,619	45,619
Other liabilities	60,275	65,252
Total Liabilities	6,190,213	6,176,224
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at June 30, 2018 and December 31, 2017 Outstanding— 35,009,945 shares at June 30, 2018 and 34,971,929 shares at December 31, 2017	90,326	90,326
Additional paid-in capital	216,885	216,106
Retained earnings	662,112	628,107
Accumulated other comprehensive (loss) income	(30,945)	(18,427)
Treasury stock (1,120,535 shares at June 30, 2018 and 1,158,551 shares at December 31, 2017, at cost)	(31,245)	(32,081)
Total Shareholders’ Equity	907,133	884,031
Total Liabilities and Shareholders’ Equity	$7,097,346	$7,060,255
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
INTEREST INCOME
Loans, including fees	$66,610	$60,558	$129,665	$117,458
Investment Securities:
Taxable	3,519	2,947	6,948	5,796
Tax-exempt	872	928	1,746	1,848
Dividends	580	481	1,251	963
Total Interest Income	71,581	64,914	139,610	126,065
INTEREST EXPENSE
Deposits	9,166	5,976	17,012	11,355
Borrowings and junior subordinated debt securities	4,012	2,368	7,264	4,261
Total Interest Expense	13,178	8,344	24,276	15,616
NET INTEREST INCOME	58,403	56,570	115,334	110,449
Provision for loan losses	9,345	4,869	11,817	10,052
Net Interest Income After Provision for Loan Losses	49,058	51,701	103,517	100,397
NONINTEREST INCOME
Net gain (loss) on sale of securities	—	3,617	—	3,987
Debit and credit card	3,309	3,042	6,347	5,885
Service charges on deposit accounts	3,227	2,997	6,468	6,012
Wealth management	2,616	2,428	5,298	4,831
Mortgage banking	831	675	1,432	1,408
Insurance	134	1,458	303	2,913
Gain on sale of a majority interest of insurance business	—	—	1,873	—
Other	2,134	2,048	4,323	4,225
Total Noninterest Income	12,251	16,265	26,044	29,261
NONINTEREST EXPENSE
Salaries and employee benefits	18,611	19,903	37,426	40,444
Net occupancy	2,804	2,751	5,677	5,566
Data processing and information technology	2,379	2,163	4,704	4,386
Furniture, equipment and software	2,134	1,810	4,090	3,857
Other taxes	1,739	1,083	3,587	2,060
Marketing	1,190	948	1,892	1,702
Professional services and legal	888	931	1,939	1,999
FDIC insurance	739	1,185	1,847	2,308
Other	5,379	5,823	10,783	11,084
Total Noninterest Expense	35,863	36,597	71,945	73,406
Income Before Taxes	25,446	31,369	57,616	56,252
Provision for income taxes	4,010	8,604	10,017	15,299
Net Income	$21,436	$22,765	$47,599	$40,953
Earnings per share—basic	$0.62	$0.66	$1.37	$1.18
Earnings per share—diluted	$0.61	$0.65	$1.36	$1.17
Dividends declared per share	$0.25	$0.20	$0.47	$0.40
Comprehensive Income	$20,444	$22,503	$35,081	$41,879
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2017	$90,326	$213,098	$585,891	$(13,784)	$(33,575)	$841,956
Net income for six months ended June 30, 2017	—	—	40,953	—	—	40,953
Other comprehensive income (loss), net of tax	—	—	—	926	—	926
Cash dividends declared ($0.40 per share)	—	—	(13,927)	—	—	(13,927)
Treasury stock issued for restricted awards (89,351 shares, net of 22,094 forfeitures)	—	—	(2,413)	—	1,724	(689)
Recognition of restricted stock compensation expense	—	1,843	—	—	—	1,843
Balance at June 30, 2017	$90,326	$214,941	$610,504	$(12,858)	$(31,851)	$871,062

Balance at January 1, 2018	$90,326	$216,106	$628,107	$(18,427)	$(32,081)	$884,031
Net income for six months ended June 30, 2018	—	—	47,599	—	—	47,599
Other comprehensive income (loss), net of tax	—	—	—	(8,229)	—	(8,229)
Reclassification of tax effects from the Tax Act(1)	—	—	3,427	(3,427)	—	—
Reclassification of net unrealized gains on equity securities(2)	—	—	862	(862)	—	—
Cash dividends declared ($0.47 per share)	—	—	(16,391)	—	—	(16,391)
Treasury stock issued for restricted awards (75,608 shares, net of 37,592 forfeitures)	—	—	(1,492)	—	836	(656)
Recognition of restricted stock compensation expense	—	779	—	—	—	779
Balance at June 30, 2018	$90,326	$216,885	$662,112	$(30,945)	$(31,245)	$907,133
See Notes to Consolidated Financial Statements
(1)Reclassification due to the adoption of ASU No. 2018-02 - $(3,660) relates to funded status of pension and $233 relates to net unrealized gains on available-for-sale securities.
(2)Reclassification due to the adoption of ASU No. 2016-01.

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$47,599	$40,953
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,817	10,052
Recovery for unfunded loan commitments	(114)	(334)
Net depreciation, amortization and accretion	2,174	850
Net amortization of discounts and premiums on securities	1,572	2,030
Stock-based compensation expense	779	1,843
Net (gain) loss on sale of securities	—	(3,987)
Mortgage loans originated for sale	(41,631)	(38,899)
Proceeds from the sale of mortgage loans	42,998	38,041
Gain on the sale of mortgage loans, net	(683)	(719)
Gain on the sale of majority interest of insurance business	(1,873)	—
Net increase in interest receivable	(520)	(666)
Net increase in interest payable	699	246
Net (increase) decrease in other assets	(853)	4,484
Net increase (decrease) in other liabilities	2,529	(1,775)
Net Cash Provided by Operating Activities	64,493	52,119
INVESTING ACTIVITIES
Purchases of securities	(54,481)	(36,604)
Proceeds from maturities, prepayments and calls of securities	45,487	35,256
Proceeds from sales of securities	—	7,751
Net (purchases) sales of Federal Home Loan Bank stock	(6,512)	1,600
Net increase in loans	(37,957)	(176,768)
Proceeds from sale of loans not originated for resale	3,922	3,581
Purchases of premises and equipment	(804)	(3,018)
Proceeds from the sale of premises and equipment	110	273
Proceeds from the sale of majority interest of insurance business	4,540	—
Net Cash Used in Investing Activities	(45,695)	(167,929)
FINANCING ACTIVITIES
Net increase in core deposits	46,962	44,914
Net (decrease) increase in certificates of deposit	(81,255)	92,427
Net decrease in securities sold under repurchase agreements	(5,437)	(4,343)
Net increase (decrease) in short-term borrowings	60,000	(15,000)
Repayments of long-term borrowings	(1,239)	(1,195)
Treasury shares issued-net	(657)	(689)
Cash dividends paid to common shareholders	(16,391)	(13,927)
Net Cash Provided by Financing Activities	1,983	102,187
Net increase (decrease) in cash and cash equivalents	20,781	(13,623)
Cash and cash equivalents at beginning of period	117,152	139,486
Cash and Cash Equivalents at End of Period	$137,933	$125,863
Supplemental Disclosures
Loans transferred to held for sale	$3,922	$17,750
Interest paid	$23,576	$15,369
Income taxes paid, net of refunds	$11,103	$13,399
Transfer net assets to investment in insurance company partnership	$1,917	$—
Transfers to other real estate owned and other repossessed assets	$2,841	$1,407
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
On January 1, 2018, we sold a 70 percent majority interest in the assets of our wholly-owned subsidiary S&T Evergreen Insurance, LLC. We transferred our remaining ownership interest in the net assets of S&T Evergreen Insurance, LLC for a 30 percent ownership interest in a new partnership entity (see Note 13: Sale of a Majority Interest of Insurance Business). We use the equity method of accounting to recognize our partial ownership interest in the new entity.
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
Recently Adopted Accounting Standards Updates, or ASU or Update
Income Statement - Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income, or AOCI, to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, or Tax Act. The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users and will require certain disclosures about the stranded tax effects. This Update is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not been issued or made available for issuance. We have elected to reclassify all tax effects related to the Tax Act from AOCI to retained earnings as of January 1, 2018. As such, we have early adopted this Update and reclassified $3.4 million for the release of stranded income tax effects relating to unrealized gains and losses on our securities portfolio and our pension plan from AOCI to retained earnings as of March 31, 2018. The adoption of this ASU had no impact on our Consolidated Statements of Comprehensive Income. Our policy for releasing income tax effects from AOCI is to release them as investments are sold or mature and liabilities are extinguished.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Compensation - Retirement Benefits - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Post Retirement Benefit Costs
In March 2017, the FASB issued ASU No. 2017-07, Compensation Retirement Benefits - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Post Retirement Benefit Costs (Topic 715). The main objective of this ASU is to provide financial statement users with clearer and disaggregated information related to the components of net periodic benefit cost and improve transparency of the presentation of net periodic benefit cost in the financial statements. This Update was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption was permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Effective March 31, 2016, our qualified and nonqualified defined benefit plans were amended to freeze benefit accruals for all persons entitled to benefits under the plan; as such, the adoption of this ASU had no impact on our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets - Clarifying the Scope of Assets Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The main objective of this ASU is to provide greater detail on what types of transactions should be accounted for as partial sales of nonfinancial assets. This ASU, as originally issued in ASU No. 2014-09, is intended to reduce the complexity of current GAAP requirements by clarifying which accounting guidance applies to various types of contracts that transfer assets or ownership interest to another entity. This Update was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017 and at the same time that ASU No. 2014-09 was effective. Early adoption was permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this ASU was applied to the partial sale of our insurance subsidiary in January 2018. As such, the subsidiary is no longer included in our consolidated financial statements and we recognized a $1.9 million gain on the transaction.
Business Combinations - Clarifying the Definition of a Business
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business (Topic 805). The main objective of this ASU is to help financial statement preparers evaluate whether a set of transferred assets and activities (either acquired or disposed of) is a business under Topic 805, Business Combinations by changing the definition of a business. The revised definition results in fewer acquisitions being accounted for as business combinations than under previous guidance. The definition of a business is significant because it affects the accounting for acquisitions, the identification of reporting units, consolidation evaluations and the accounting for dispositions. This Update was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption was permitted for transactions not yet reflected in financial statements that have been issued or made available for issuance. The adoption of this ASU had no impact on our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The main objective of this ASU is to require companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. This represents a change from previous guidance, which required companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. The new guidance requires companies to defer the income tax effects only of intercompany transfers of inventory. This Update was effective for annual periods beginning after December 15, 2017. Early adoption was permitted as of the beginning of an annual period. If an entity chose to early adopt the amendments in the ASU, it had to do so in the first interim period of its annual financial statements. That is, an entity could not have adopted the amendments in the ASU in a later interim period and apply them as if they were in effect as of the beginning of the year. The adoption of this ASU had no impact on our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The main objective of this ASU is to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance (BOLI) policies, distributions received from equity method investments, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This Update was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption was permitted, provided that all of the amendments are adopted in the same period. The adoption of this ASU had no material impact to the presentation of activities in our Consolidated Statements of Cash Flows.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This revenue pronouncement established a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most previous revenue recognition guidance in GAAP. We adopted the new standard January 1, 2018. Our primary sources of revenue are derived from interest and dividends earned on loans, investment securities and other financial instruments that are not within the scope of ASU No. 2014-09. We evaluated the nature of our contracts with customers and related revenue streams, including service charges on deposit accounts, debit and credit cards and wealth management and determined that revenue recognition did not change significantly from current practice. We evaluated certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue. The adoption of this ASU had no material impact on our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
Accounting for Financial Instruments - Overall: Classification and Measurement
In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement (Subtopic 825-10). The amendments in this ASU address the following: 1. require equity investments to be measured at fair value with changes in fair value recognized in net income; 2. simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3. eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4. require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5. require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6. require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and 7. clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This ASU was effective for annual and interim periods in fiscal years beginning after December 15, 2017. We adopted ASU No. 2016-01 as of January 1, 2018 and have concluded that the provisions of this ASU did not materially impact our Balance Sheets or Statements of Comprehensive Income. The new guidance resulted in a change in the fair value measurement of our loan portfolio as of March 31, 2018 using an exit price notion (see Note 3: Fair Value Measurements). The new guidance also resulted in a cumulative-effect adjustment of $0.9 million from AOCI to retained earnings at January 1, 2018 for net unrealized gains on our marketable equities portfolio. As a result of the new guidance, we recognized $0.3 million of net unrealized gains in our Consolidated Statements of Comprehensive Income during the six months ended June 30, 2018 on our marketable equity securities portfolio.
Accounting Standards Issued But Not Yet Adopted
Leases - Land Easement Practical Expedient for Transition to Topic 842
In January 2018, the FASB issued ASU No. 2018-01, Leases - Land Easement Practical Expedient for Transition to Topic 842. The amendments in this ASU permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements, that existed or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. We are evaluating the amendments in this ASU; however, we do not anticipate that these amendments will materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350). The main objective of this ASU is intended to simplify the current requirements for testing goodwill for impairment by eliminating step two from the goodwill impairment test. The amendments are expected to reduce the complexity and costs associated with performing the goodwill impairment test, which could result in recording impairment charges sooner than under the current guidance. This Update is effective for any interim and annual impairment tests in reporting periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the provisions of this ASU; however, we do not anticipate that this ASU will materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments of this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The collective changes to the recognition and measurement accounting standards for financial instruments and their anticipated impact on the allowance for credit losses modeling have been universally referred to as CECL, or current expected credit loss, model. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have created a CECL Committee to govern the implementation of these amendments consisting of key stakeholders from Credit Administration, Finance, Risk Management and Internal Audit. We have engaged a third-party to assist us in developing our CECL methodology. We continue to evaluate the provisions of this ASU to determine the potential impact on our Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income.
Leases - Section A-Amendments to the FASB Accounting Standards Codification, Section B-Conforming Amendments Related to Leases and Section C-Background Information and Basis for Conclusions
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases on the balance sheet. Lessor accounting remains substantially similar to current GAAP. ASU No. 2016-02 supersedes Topic 840, Leases. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU No. 2016-02 mandates a modified retrospective transition method for all entities. Early adoption of this ASU is permitted. We anticipate that this ASU will impact our financial statements as it relates to the recognition of right-to-use assets and lease obligations on our Consolidated Balance Sheets. We have approximately 50 lease agreements for our branch and loan production offices, which are currently accounted for as operating leases. We expect the new guidance will require these lease agreements to be included on our Consolidated Balance Sheets as right-to-use assets with a corresponding lease liability. We expect that these changes to our Consolidated Balance Sheets will impact our regulatory capital ratios. We have compiled a preliminary inventory of our leases and continue to evaluate the standard. We anticipate that this ASU will impact total assets and total liabilities presented on our Balance Sheets; however, we do not believe that it will materially impact our Consolidated Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. EARNINGS PER SHARE

The following table reconciles the numerators and denominators of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Numerator for Earnings per Share—Basic:
Net income	$21,436	$22,765	$47,599	$40,953
Less: Income allocated to participating shares	62	81	141	141
Net Income Allocated to Shareholders	$21,374	$22,684	$47,458	$40,812

Numerator for Earnings per Share—Diluted:
Net income	$21,436	$22,765	$47,599	$40,953
Net Income Available to Shareholders	$21,436	$22,765	$47,599	$40,953

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	34,793,160	34,724,925	34,775,043	34,707,683
Add: Potentially dilutive shares	264,416	181,571	267,998	199,693
Denominator for Treasury Stock Method—Diluted	35,057,576	34,906,496	35,043,041	34,907,376

Weighted Average Shares Outstanding—Basic	34,793,160	34,724,925	34,775,043	34,707,683
Add: Average participating shares outstanding	100,212	123,729	103,449	119,585
Denominator for Two-Class Method—Diluted	34,893,372	34,848,654	34,878,492	34,827,268

Earnings per share—basic	$0.62	$0.66	$1.37	$1.18
Earnings per share—diluted	$0.61	$0.65	$1.36	$1.17
Warrants considered anti-dilutive excluded from potentially dilutive shares - exercise price $31.53 per share, expires January 2019	374,314	466,554	386,747	456,749
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	89,974	126,332	76,325	105,187

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
Recurring Basis
Debt Securities Available-for-Sale
We obtain fair values for debt securities from a third-party pricing service which utilizes several sources for valuing fixed-income securities. We validate prices received from our pricing service through comparison to a secondary pricing service and broker quotes. We review the methodologies of the pricing service which provide us with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of our debt securities. The market evaluation sources for debt securities include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models, vast descriptive terms and conditions databases, and extensive quality control programs.

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
Financial Instruments
In addition to financial instruments recorded at fair value in our financial statements, fair value accounting guidance requires disclosure of the fair value of all of an entity’s assets and liabilities that are considered financial instruments. The majority of our assets and liabilities are considered financial instruments. Many of these instruments lack an available trading market as characterized by a willing buyer and a willing seller engaged in an exchange transaction. Also, it is our general practice and intent to hold our financial instruments to maturity and to not engage in trading or sales activities with respect to such financial instruments. For fair value disclosure purposes, we substantially utilize the fair value measurement criteria as required and explained above. In cases where quoted fair values are not available, we use present value methods to determine the fair value of our financial instruments.
Cash and Cash Equivalents
The carrying amounts reported in the Consolidated Balance Sheets for cash and due from banks, including interest-bearing deposits, approximate fair value.
Loans
With the adoption of ASU No. 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement, on January 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio to use the exit price notion as required by the standard. The guidance was applied on a prospective basis resulting in prior-periods no longer being comparable.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at June 30, 2018 and December 31, 2017. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	June 30, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Debt securities available-for-sale:
U.S. Treasury securities	$—	$9,619	$—	$9,619
Obligations of U.S. government corporations and agencies	—	155,069	—	155,069
Collateralized mortgage obligations of U.S. government corporations and agencies	—	118,742	—	118,742
Residential mortgage-backed securities of U.S. government corporations and agencies	—	28,442	—	28,442
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	247,128	—	247,128
Obligations of states and political subdivisions	—	123,916	—	123,916
Total Debt Securities Available-for-Sale	—	682,916	—	682,916
Marketable equity securities(1)	—	5,425	—	5,425
Total Securities	—	688,341	—	688,341
Trading securities held in a Rabbi Trust	4,988	—	—	4,988
Derivative financial assets:
Interest rate swaps	—	6,157	—	6,157
Interest rate lock commitments	—	398	—	398
Total Assets	$4,988	$694,896	$—	$699,884
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$6,223	$—	$6,223
Forward sale contracts	—	39	—	39
Total Liabilities	$—	$6,262	$—	$6,262
(1)ASU No. 2016-01 was adopted January 1, 2018, resulting in separate classification of our marketable equity securities previously included in available-for-sale securities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

	December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Debt securities available-for-sale:
U.S. Treasury securities	$—	$19,789	$—	$19,789
Obligations of U.S. government corporations and agencies	—	162,193	—	162,193
Collateralized mortgage obligations of U.S. government corporations and agencies	—	108,688	—	108,688
Residential mortgage-backed securities of U.S. government corporations and agencies	—	32,854	—	32,854
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	242,221	—	242,221
Obligations of states and political subdivisions	—	127,402	—	127,402
Total Debt Securities Available-for-Sale	—	693,147	—	693,147
Marketable equity securities	—	5,144	—	5,144
Total Securities	—	698,291	—	698,291
Trading securities held in a Rabbi Trust	5,080	—	—	5,080
Derivative financial assets:
Interest rate swaps	—	3,074	—	3,074
Interest rate lock commitments	—	226	—	226
Total Assets	$5,080	$701,591	$—	$706,671
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$3,055	$—	$3,055
Forward sale contracts	—	5	—	5
Total Liabilities	$—	$3,060	$—	$3,060
(1)ASU No. 2016-01 was adopted January 1, 2018, resulting in separate classification of our marketable equity securities previously included in available-for-sale securities.

We classify financial instruments as Level 3 when valuation models are used because significant inputs are not observable in the market.
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either June 30, 2018 or December 31, 2017.
The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	June 30, 2018				December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Impaired loans	$—	$—	$5,487	$5,487	$—	$—	$6,759	$6,759
Other real estate owned	—	—	2,719	2,719	—	—	444	444
Mortgage servicing rights	—	—	89	89	—	—	178	178
Total Assets	$—	$—	$8,295	$8,295	$—	$—	$7,381	$7,381
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at June 30, 2018 and December 31, 2017 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at June 30, 2018
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$137,933	$137,933	$137,933	$—	$—
Securities	688,341	688,341	—	688,341	—
Loans held for sale	3,801	3,927	—	—	3,927
Portfolio loans, net	5,725,601	5,558,333	—	—	5,558,333
Bank owned life insurance	73,122	73,122	—	73,122	—
FHLB and other restricted stock	35,782	35,782	—	—	35,782
Trading securities held in a Rabbi Trust	4,988	4,988	4,988	—	—
Mortgage servicing rights	4,296	5,198	—	—	5,198
Interest rate swaps	6,157	6,157	—	6,157	—
Interest rate lock commitments	398	398	—	398	—
LIABILITIES
Deposits	$5,393,533	$5,378,467	$—	$—	$5,378,467
Securities sold under repurchase agreements	44,724	44,724	—	—	44,724
Short-term borrowings	600,000	600,000	—	—	600,000
Long-term borrowings	46,062	46,226	—	—	46,226
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	6,223	6,223	—	6,223	—
Forward sales contracts	39	39	—	39	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2017
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$117,152	$117,152	$117,152	$—	$—
Securities	698,291	698,291	—	698,291	—
Loans held for sale	4,485	4,583	—	—	4,583
Portfolio loans, net	5,705,059	5,690,292	—	—	5,690,292
Bank owned life insurance	72,150	72,150	—	72,150	—
FHLB and other restricted stock	29,270	29,270	—	—	29,270
Trading securities held in a Rabbi Trust	5,080	5,080	5,080	—	—
Mortgage servicing rights	4,133	4,571	—	—	4,571
Interest rate swaps	3,074	3,074	—	3,074	—
Interest rate lock commitments	226	226	—	226	—
LIABILITIES
Deposits	$5,427,891	$5,426,928	$—	$—	$5,426,928
Securities sold under repurchase agreements	50,161	50,161	—	—	50,161
Short-term borrowings	540,000	540,000	—	—	540,000
Long-term borrowings	47,301	47,618	—	—	47,618
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	3,055	3,055	—	3,055	—
Forward sales contracts	5	5	—	5	—
(1) As reported in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 4. SECURITIES

The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	June 30, 2018	December 31, 2017
Debt securities available for sale	$682,916	$693,147
Marketable equity securities	5,425	5,144
Total Securities	$688,341	$698,291
Debt Securities Available for Sale
The following tables present the amortized cost and fair value of debt securities available for sale as of June 30, 2018 and debt and equity securities available for sale as of December 31, 2017:

	June 30, 2018				December 31, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,953	$—	$(334)	$9,619	$19,943	$—	$(154)	$19,789
Obligations of U.S. government corporations and agencies	156,812	16	(1,759)	155,069	162,045	341	(193)	162,193
Collateralized mortgage obligations of U.S. government corporations and agencies	121,631	61	(2,950)	118,742	109,916	93	(1,321)	108,688
Residential mortgage-backed securities of U.S. government corporations and agencies	28,662	309	(529)	28,442	32,388	679	(213)	32,854
Commercial mortgage-backed securities of U.S. government corporations and agencies (1)	254,458	—	(7,330)	247,128	244,018	247	(2,044)	242,221
Obligations of states and political subdivisions	121,492	2,472	(48)	123,916	123,159	4,285	(42)	127,402
Total Debt Securities Available-for-Sale	693,008	2,858	(12,950)	682,916	691,469	5,645	(3,967)	693,147
Total equity securities (2)	—	—	—	—	3,815	1,330	(1)	5,144
Total Securities	$693,008	$2,858	$(12,950)	$682,916	$695,284	$6,975	$(3,968)	$698,291
(1) Includes a $5.9 million security purchase that was pending settlement as of December 31, 2017.
(2) ASU No. 2016-01 was adopted January 1, 2018, resulting in separate classification of our marketable equity securities previously included in available-for-sale securities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued

The following tables present the fair value and the age of gross unrealized losses on debt securities available for sale by investment category as of the dates presented:

	June 30, 2018
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	1	$9,618	$(334)	—	$—	$—	1	$9,618	$(334)
Obligations of U.S. government corporations and agencies	16	129,180	(1,728)	2	10,993	(31)	18	140,173	(1,759)
Collateralized mortgage obligations of U.S. government corporations and agencies	10	66,019	(1,067)	7	41,018	(1,883)	17	107,037	(2,950)
Residential mortgage-backed securities of U.S. government corporations and agencies	3	4,803	(131)	2	7,721	(398)	5	12,524	(529)
Commercial mortgage-backed securities of U.S. government corporations and agencies	22	199,634	(5,190)	5	47,494	(2,140)	27	247,128	(7,330)
Obligations of states and political subdivisions	5	23,109	(48)	—	—	—	5	23,109	(48)
Total Temporarily Impaired Debt Securities	57	$432,363	$(8,498)	16	$107,226	$(4,452)	73	$539,589	$(12,950)

	December 31, 2017
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	3	$19,789	$(154)	—	$—	$—	3	$19,789	$(154)
Obligations of U.S. government corporations and agencies	9	63,635	(144)	1	10,017	(49)	10	73,652	(193)
Collateralized mortgage obligations of U.S. government corporations and agencies	7	47,465	(248)	7	45,809	(1,073)	14	93,274	(1,321)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	2,333	(10)	2	8,638	(203)	3	10,971	(213)
Commercial mortgage-backed securities of U.S. government corporations and agencies	14	128,300	(775)	5	48,746	(1,269)	19	177,046	(2,044)
Obligations of states and political subdivisions	2	10,330	(42)	—	—	—	2	10,330	(42)
Total Temporarily Impaired Debt Securities	36	$271,852	$(1,373)	15	$113,210	$(2,594)	51	$385,062	$(3,967)
We do not believe any individual unrealized loss as of June 30, 2018 represents an other than temporary impairment, or OTTI. At June 30, 2018 there were 73 debt securities and at December 31, 2017 there were 51 debt securities in an unrealized loss position. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued

The following table presents net unrealized gains and losses, net of tax, on debt securities available-for-sale included in accumulated other comprehensive income/(loss), for the periods presented:

	June 30, 2018			December 31, 2017
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/ (Losses)
Total unrealized gains (losses) on debt securities available-for-sale	$2,858	$(12,950)	$(10,092)	$5,645	$(3,967)	$1,678
Income tax (expense) benefit	(607)	2,750	2,143	(1,982)	1,393	(589)
Net Unrealized Gains/(Losses), Net of Tax Included in Accumulated Other Comprehensive Income/(Loss)	$2,251	$(10,200)	$(7,949)	$3,663	$(2,574)	$1,089
The amortized cost and fair value of debt securities available-for-sale at June 30, 2018 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$33,878	$33,888
Due after one year through five years	152,588	152,374
Due after five years through ten years	73,099	72,961
Due after ten years	28,692	29,381
	288,257	288,604
Collateralized mortgage obligations of U.S. government corporations and agencies	121,631	118,742
Residential mortgage-backed securities of U.S. government corporations and agencies	28,662	28,442
Commercial mortgage-backed securities of U.S. government corporations and agencies	254,458	247,128
Total Debt Securities Available-for-Sale	$693,008	$682,916
At June 30, 2018 and December 31, 2017, debt securities with carrying values of $231 million and $249 million were pledged for various regulatory and legal requirements.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Marketable Equity Securities
Net market gains/(losses) recognized	$230	$4,121	$282	$5,224
Less: Net gains/(losses) recognized for equity securities sold	—	3,617	—	3,987
Unrealized Gains/(Losses) on Equity Securities Still Held	$230	$504	$282	$1,237
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $5.4 million and $5.2 million at June 30, 2018 and December 31, 2017.
The following table indicates the composition of loans as of the dates presented:

(dollars in thousands)	June 30, 2018	December 31, 2017
Commercial
Commercial real estate	$2,788,641	$2,685,994
Commercial and industrial	1,455,578	1,433,266
Commercial construction	299,787	384,334
Total Commercial Loans	4,544,006	4,503,594
Consumer
Residential mortgage	698,440	698,774
Home equity	471,622	487,326
Installment and other consumer	66,638	67,204
Consumer construction	5,412	4,551
Total Consumer Loans	1,242,112	1,257,855
Total Portfolio Loans	5,786,118	5,761,449
Loans held for sale	3,801	4,485
Total Loans	$5,789,919	$5,765,934

We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 79 percent of total portfolio loans at June 30, 2018 and 78 percent at December 31, 2017. Within our commercial portfolio, the Commercial Real Estate, or CRE, and Commercial Construction portfolios combined comprised $3.1 billion or 68 percent of total commercial loans and 53 percent of total portfolio loans at both June 30, 2018 and at December 31, 2017. Further segmentation of the CRE and Commercial Construction portfolios by collateral type reveals no concentration in excess of 13 percent of both total CRE and Commercial Construction loans at June 30, 2018 and 14 percent at December 31, 2017.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area, resulting in a geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. Our CRE and Commercial Construction portfolios have out-of-market exposure of 5.3 percent of their combined portfolios and 2.8 percent of total portfolio loans at June 30, 2018. This compares to 5.2 percent of their combined portfolios and 2.8 percent of total portfolio loans at December 31, 2017.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

The following table summarizes restructured loans as of the dates presented:

	June 30, 2018			December 31, 2017
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$2,136	$925	$3,061	$2,579	$967	$3,546
Commercial and industrial	14,149	2,599	16,748	3,946	3,197	7,143
Commercial construction	2,400	410	2,810	2,420	2,413	4,833
Residential mortgage	2,157	1,924	4,081	2,039	3,585	5,624
Home equity	3,569	1,536	5,105	3,885	979	4,864
Installment and other consumer	43	1	44	32	9	41
Total	$24,454	$7,395	$31,849	$14,901	$11,150	$26,051
There were no TDRs that returned to accruing status during the three and six months ended June 30, 2018. There was one TDR that returned to accruing status totaling $2.0 million during the three and six months ended June 30, 2017.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

The following tables present the restructured loans by loan segment and by type of concession for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Totals by Loan Segment
Commercial real estate
Principal deferral	—	$—	$—	$—	1	$100	$100	$—
Total Commercial Real Estate	—	—	—	—	1	100	100	—
Commercial and industrial
Maturity date extension and interest rate reduction	—	—	—	—	2	1,800	1,800	—
Principal deferral	3	4,815	5,034	219	1	429	429	—
Total Commercial and Industrial	3	4,815	5,034	219	3	2,229	2,229	—
Commercial Construction		.
Total Commercial Construction	—	—	—	—	—	—	—	—
Residential mortgage
Chapter 7 bankruptcy(2)	1	41	41	—	1	33	33	—
Total Residential Mortgage	1	41	41	—	1	33	33	—
Home equity
Chapter 7 bankruptcy(2)	2	26	26	—	3	40	38	(2)
Maturity date extension	—	—	—	—	1	231	231	—
Maturity date extension and interest rate reduction	2	47	47	—	—	—	—	—
Total Home Equity	4	73	73	—	4	271	269	(2)
Installment and other consumer
Chapter 7 bankruptcy(2)	2	8	7	(1)	2	37	34	(3)
Total Installment and Other Consumer	2	8	7	(1)	2	37	34	(3)
Totals by Concession Type
Chapter 7 bankruptcy(2)	5	75	74	(1)	6	110	105	$(5)
Maturity date extension and interest rate reduction	2	47	47	—	2	1,800	1,800	—
Maturity date extension	—	—	—	—	1	231	231	—
Principal deferral	3	4,815	5,034	219	2	529	529	—
Total	10	$4,937	$5,155	$218	11	$2,670	$2,665	$(5)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Totals by Loan Segment
Commercial real estate
Principal deferral	—	$—	$—	$—	1	$100	$100	$—
Total Commercial Real Estate	—	—	—	—	1	100	100	—
Commercial and industrial
Maturity date extension	2	768	582	(186)	—	—	—	—
Maturity date extension and interest rate reduction	—	—	—	—	2	1,800	1,800	—
Principal deferral	3	4,815	5,034	219	1	429	429	—
Principal deferral and maturity date extension	6	5,355	5,229	(126)	—	—	—	—
Total Commercial and Industrial	11	10,938	10,845	(93)	3	2,229	2,229	—
Commercial Construction		.
Total Commercial Construction	—	—	—	—	—	—	—	—
Residential mortgage
Chapter 7 bankruptcy(2)	3	199	196	(3)	1	33	33	—
Total Residential Mortgage	3	199	196	(3)	1	33	33	—
Home equity
Chapter 7 bankruptcy(2)	11	605	574	(31)	9	309	304	(5)
Maturity date extension	—	—	—	—	1	231	231	—
Maturity date extension and interest rate reduction	2	47	47	—	1	173	172	(1)
Total Home Equity	13	652	621	(31)	11	713	707	(6)
Installment and other consumer
Chapter 7 bankruptcy(2)	4	25	23	(2)	2	37	34	(3)
Total Installment and Other Consumer	4	25	23	(2)	2	37	34	(3)
Totals by Concession Type
Chapter 7 bankruptcy(2)	18	829	793	(36)	12	379	371	(8)
Maturity date extension	2	768	582	(186)	1	231	231	—
Maturity date extension and interest rate reduction	2	47	47	—	3	1,973	1,972	(1)
Principal deferral	3	4,815	5,034	219	2	529	529	—
Principal deferral and maturity date extension	6	5,355	5,229	(126)	—	—	—	—
Total	31	$11,814	$11,685	$(129)	18	$3,112	$3,103	$(9)
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

As of June 30, 2018, we had seven commitments to lend an additional $5.6 million on TDRs. Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were no TDRs that defaulted during the three and six months ended June 30, 2018 and 2017 that were restructured within the last 12 months prior to defaulting.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	June 30, 2018	December 31, 2017
Nonperforming Assets
Nonaccrual loans	$13,977	$12,788
Nonaccrual TDRs	7,395	11,150
Total Nonaccrual Loans	21,372	23,938
OREO	2,999	469
Total Nonperforming Assets	$24,371	$24,407

Other real estate owned, or OREO increased $2.5 million since December 31, 2017. This increase is related to two land lots that are no longer intended to be future branch locations. These land lots were reclassified from other assets to OREO during the three months ended March 31, 2018.

NOTE 6. ALLOWANCE FOR LOAN LOSSES
We maintain an allowance for loan losses, or ALLL, at a level determined to be adequate to absorb estimated probable credit losses inherent within the loan portfolio as of the balance sheet date. We develop and document a systematic ALLL methodology based on the following portfolio segments: 1) CRE, 2) Commercial and Industrial, or C&I, 3) Commercial Construction, 4) Consumer Real Estate and 5) Other Consumer.
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
The ALLL methodology for groups of loans collectively evaluated for impairment is comprised of both a quantitative and qualitative analysis. A key assumption in the quantitative component of the reserve is the loss emergence period. The LEP is an estimate of the average amount of time from the point at which a loss is incurred on a loan to the point at which the loss is confirmed. Another key assumption is the look-back period which represents the historical data period utilized to calculate loss rates.
Management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, nonperforming status and changes in risk ratings on a monthly basis.
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	June 30, 2018
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,781,239	$2,473	$312	$4,617	$7,402	$2,788,641
Commercial and industrial	1,450,174	432	119	4,853	5,404	1,455,578
Commercial construction	297,849	68	—	1,870	1,938	299,787
Residential mortgage	689,751	1,445	1,132	6,112	8,689	698,440
Home equity	465,261	1,906	584	3,871	6,361	471,622
Installment and other consumer	66,371	172	46	49	267	66,638
Consumer construction	5,412	—	—	—	—	5,412
Loans held for sale	3,801	—	—	—	—	3,801
Total	$5,759,858	$6,496	$2,193	$21,372	$30,061	$5,789,919

	December 31, 2017
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,681,395	$997	$134	$3,468	$4,599	$2,685,994
Commercial and industrial	1,426,754	420	446	5,646	6,512	1,433,266
Commercial construction	377,968	2,473	20	3,873	6,366	384,334
Residential mortgage	687,195	2,975	1,439	7,165	11,579	698,774
Home equity	480,956	2,065	590	3,715	6,370	487,326
Installment and other consumer	66,770	193	170	71	434	67,204
Consumer construction	4,551	—	—	—	—	4,551
Loans held for sale	4,485	—	—	—	—	4,485
Total	$5,730,074	$9,123	$2,799	$23,938	$35,860	$5,765,934
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
The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	June 30, 2018
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,636,581	94.5%	$1,337,331	91.9%	$272,433	90.9%	$4,246,345	93.4%
Special mention	74,169	2.7%	50,142	3.4%	8,566	2.8%	132,877	3.0%
Substandard	77,891	2.8%	68,105	4.7%	18,788	6.3%	164,784	3.6%
Total	$2,788,641	100.0%	$1,455,578	100.0%	$299,787	100.0%	$4,544,006	100.0%

	December 31, 2017
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,588,847	96.4%	$1,345,810	93.9%	$368,105	95.8%	$4,302,762	95.5%
Special mention	66,436	2.5%	54,320	3.8%	9,345	2.4%	130,101	2.9%
Substandard	30,711	1.1%	33,136	2.3%	6,884	1.8%	70,731	1.6%
Total	$2,685,994	100.0%	$1,433,266	100.0%	$384,334	100.0%	$4,503,594	100.0%
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	June 30, 2018
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and Other Consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$692,328	99.1%	$467,751	99.2%	$66,589	99.9%	$5,412	100.0%	$1,232,080	99.2%
Nonperforming	6,112	0.9%	3,871	0.8%	49	0.1%	—	—%	10,032	0.8%
Total	$698,440	100.0%	$471,622	100.0%	$66,638	100.0%	$5,412	100.0%	$1,242,112	100.0%

	December 31, 2017
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and Other Consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$691,609	99.0%	$483,611	99.2%	$67,133	99.9%	$4,551	100.0%	$1,246,904	99.1%
Nonperforming	7,165	1.0%	3,715	0.8%	71	0.1%	—	—%	10,951	0.9%
Total	$698,774	100.0%	$487,326	100.0%	$67,204	100.0%	$4,551	100.0%	$1,257,855	100.0%
We individually evaluate all substandard and nonaccrual commercial loans greater than $0.5 million for impairment. Loans are considered to be impaired when based upon current information and events it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. All TDRs will be reported as an impaired loan for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is expected that the remaining principal and interest will be fully collected according to the restructured agreement. For all TDRs and all other impaired loans, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	June 30, 2018			December 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	1,735	1,787	29
Commercial construction	—	—	—	—	—	—
Consumer real estate	—	—	—	21	21	21
Other consumer	35	35	35	27	27	27
Total with a Related Allowance Recorded	35	35	35	1,783	1,835	77
Without a related allowance recorded:
Commercial real estate	3,555	3,828	—	3,546	3,811	—
Commercial and industrial	17,539	19,281	—	5,549	7,980	—
Commercial construction	3,441	4,950	—	5,464	8,132	—
Consumer real estate	9,186	10,132	—	10,467	11,357	—
Other consumer	9	13	—	14	22	—
Total without a Related Allowance Recorded	33,730	38,204	—	25,040	31,302	—
Total:
Commercial real estate	3,555	3,828	—	3,546	3,811	—
Commercial and industrial	17,539	19,281	—	7,284	9,767	29
Commercial construction	3,441	4,950	—	5,464	8,132	—
Consumer real estate	9,186	10,132	—	10,488	11,378	21
Other consumer	44	48	35	41	49	27
Total	$33,765	$38,239	$35	$26,823	$33,137	$77

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following table summarizes average recorded investment in and interest income recognized on loans considered to be impaired for the periods presented:

	Three Months Ended
	June 30, 2018		June 30, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	813	6
Commercial construction	—	—	—	—
Consumer real estate	—	—	24	1
Other consumer	38	1	26	—
Total with a Related Allowance Recorded	38	1	863	7
Without a related allowance recorded:
Commercial real estate	3,609	54	6,934	35
Commercial and industrial	8,060	210	17,625	95
Commercial construction	3,443	33	4,262	42
Consumer real estate	9,483	118	11,280	125
Other consumer	10	—	11	1
Total without a Related Allowance Recorded	24,605	415	40,112	298
Total:
Commercial real estate	3,609	54	6,934	35
Commercial and industrial	8,060	210	18,438	101
Commercial construction	3,443	33	4,262	42
Consumer real estate	9,483	118	11,304	126
Other consumer	48	1	37	1
Total	$24,643	$416	$40,975	$305

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

	Six Months Ended
	June 30, 2018		June 30, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	628	11
Commercial construction	—	—	—	—
Consumer real estate	—	—	25	1
Other consumer	40	2	27	1
Total with a Related Allowance Recorded	40	2	680	13
Without a related allowance recorded:
Commercial real estate	3,712	85	7,028	70
Commercial and industrial	7,796	218	16,382	124
Commercial construction	3,445	73	4,267	79
Consumer real estate	10,128	253	11,514	255
Other consumer	11	—	12	—
Total without a Related Allowance Recorded	25,092	629	39,203	528
Total:
Commercial real estate	3,712	85	7,028	70
Commercial and industrial	7,796	218	17,010	135
Commercial construction	3,445	73	4,267	79
Consumer real estate	10,128	253	11,539	256
Other consumer	51	2	39	1
Total	$25,132	$631	$39,883	$541

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALLL for the periods presented:

	Three Months Ended June 30, 2018
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$30,963	$10,472	$10,721	$5,418	$1,472	$59,046
Charge-offs	(237)	(7,392)	(321)	(268)	(414)	(8,632)
Recoveries	185	362	1	85	125	758
Net (Charge-offs)/ Recoveries	(52)	(7,030)	(320)	(183)	(289)	(7,874)
Provision for loan losses	321	7,432	1,275	6	311	9,345
Balance at End of Period	$31,232	$10,874	$11,676	$5,241	$1,494	$60,517

	Three Months Ended June 30, 2017
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$20,570	$13,244	$14,102	$5,956	$1,944	$55,816
Charge-offs	(1,673)	(2,682)	—	(1,097)	(370)	(5,822)
Recoveries	155	69	113	76	75	488
Net (Charge-offs)/ Recoveries	(1,518)	(2,613)	113	(1,021)	(295)	(5,334)
Provision for loan losses	5,306	(1,375)	(271)	868	341	4,869
Balance at End of Period	$24,358	$9,256	$13,944	$5,803	$1,990	$55,351

	Six Months Ended June 30, 2018
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$27,235	$8,966	$13,167	$5,479	$1,543	$56,390
Charge-offs	(232)	(8,222)	(321)	(429)	(872)	(10,076)
Recoveries	228	480	1,130	323	225	2,386
Net (Charge-offs)/Recoveries	(4)	(7,742)	809	(106)	(647)	(7,690)
Provision for loan losses	4,001	9,650	(2,300)	(132)	598	11,817
Balance at End of Period	$31,232	$10,874	$11,676	$5,241	$1,494	$60,517

	Six Months Ended June 30, 2017
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$19,976	$10,810	$13,999	$6,095	$1,895	$52,775
Charge-offs	(2,063)	(3,396)	(644)	(1,856)	(804)	(8,763)
Recoveries	233	255	369	179	251	1,287
Net (Charge-offs)/Recoveries	(1,830)	(3,141)	(275)	(1,677)	(553)	(7,476)
Provision for loan losses	6,212	1,587	220	1,385	648	10,052
Balance at End of Period	$24,358	$9,256	$13,944	$5,803	$1,990	$55,351

Net charge-offs and provision for loan losses for the three and six months ended June 30, 2018 were significantly impacted by a $5.2 million loan charge-off for a commercial customer arising from a participation loan agreement with a lead bank and other participating banks. The loss resulted from fraudulent activities believed to be perpetrated by one or more executives employed by the borrower and its related entities. S&T’s total exposure consisted of the participation loan of $4.9 million and a direct exposure of $950 thousand which is secured by vehicles and equipment liens.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the ALLL and recorded investments in loans by category as of the periods presented:

	June 30, 2018
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$31,232	$31,232	$3,555	$2,785,086	$2,788,641
Commercial and industrial	—	10,874	10,874	17,539	1,438,039	1,455,578
Commercial construction	—	11,676	11,676	3,441	296,346	299,787
Consumer real estate	—	5,241	5,241	9,186	1,166,288	1,175,474
Other consumer	35	1,459	1,494	44	66,594	66,638
Total	$35	$60,482	$60,517	$33,765	$5,752,353	$5,786,118

	December 31, 2017
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$27,235	$27,235	$3,546	$2,682,448	$2,685,994
Commercial and industrial	29	8,937	8,966	7,284	1,425,982	1,433,266
Commercial construction	—	13,167	13,167	5,464	378,870	384,334
Consumer real estate	21	5,458	5,479	10,488	1,180,163	1,190,651
Other consumer	27	1,516	1,543	41	67,163	67,204
Total	$77	$56,313	$56,390	$26,823	$5,734,626	$5,761,449

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
The following tables indicate the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts - Commercial Loans
Fair value	$6,157	$3,074	$6,223	$3,055
Notional amount	246,494	263,841	246,494	263,841
Net collateral received/posted	2,560	—	—	1,448
Interest Rate Lock Commitments - Mortgage Loans
Fair value	398	226	—	—
Notional amount	12,711	6,860	—	—
Forward Sale Contracts - Mortgage Loans
Fair value	—	—	39	5
Notional amount	$—	$—	$12,250	$6,580

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
The following tables indicate the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$7,258	$4,974	$7,324	$4,955
Gross amounts offset	(1,101)	(1,900)	(1,101)	(1,900)
Net Amounts Presented in the Consolidated Balance Sheets	6,157	3,074	6,223	3,055
Gross amounts not offset(1)	(2,560)	—	—	(1,448)
Net Amount	$3,597	$3,074	$6,223	$1,607
(1) Amounts represent received/posted collateral.
The following tables indicate the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$(201)	$(8)	$(85)	$16
Interest rate lock commitments—mortgage loans	128	(13)	172	220
Forward sale contracts—mortgage loans	(15)	76	(33)	40
Total Derivatives (Loss)/Gain	$(88)	$55	$54	$276

NOTE 8. BORROWINGS
Short-term borrowings are for terms under or equal to one year and are comprised of securities sold under repurchase agreements, or REPOs, and Federal Home Loan Bank, or FHLB, advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and therefore, the REPOs are accounted for as a secured borrowing. Mortgage-backed securities with amortized cost of $51.4 million and carrying value of $49.9 million at June 30, 2018 and amortized cost of $57.5 million and carrying value of $56.8 million at December 31, 2017 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances, a capital lease and junior subordinated debt securities. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. We had total long-term borrowings outstanding of $7.9 million at a fixed rate and $38.1 million at a variable rate at June 30, 2018, excluding our capital lease.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Information pertaining to borrowings is summarized in the table below as of the dates presented:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term Borrowings
Securities sold under repurchase agreements	$44,724	0.46%	$50,161	0.39%
Short-term borrowings	600,000	2.16%	540,000	1.47%
Total Short-term Borrowings	644,724	2.04%	590,161	1.38%
Long-term Borrowings
Long-term borrowings	46,062	2.31%	47,301	1.88%
Junior subordinated debt securities	45,619	4.80%	45,619	3.78%
Total Long-term Borrowings	91,681	3.55%	92,920	2.81%
Total Borrowings	$736,405	2.23%	$683,081	1.57%
We had total borrowings at June 30, 2018 and December 31, 2017 at the FHLB of Pittsburgh of $646 million and $587 million. The $646 million at June 30, 2018 consisted of $600 million in short-term borrowings and $46.1 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $2.5 billion at June 30, 2018. We utilized $790 million of our borrowing capacity at June 30, 2018 consisting of $646 million for borrowings and $144 million for letters of credit to collateralize public funds. Our remaining borrowing availability at June 30, 2018 is $1.7 billion.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $2.1 million at June 30, 2018 and $2.2 million at December 31, 2017. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The allowance for unfunded commitments is determined using a similar methodology as our ALLL methodology. The reserve is calculated by applying historical loss rates and qualitative adjustments to our unfunded commitments.
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	June 30, 2018	December 31, 2017
Commitments to extend credit	$1,413,700	$1,420,428
Standby letters of credit	80,709	80,918
Total	$1,494,409	$1,501,346
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 10. OTHER COMPREHENSIVE INCOME

The following tables present the change in components of other comprehensive income (loss) for the periods presented, net of tax effects.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on debt securities available-for-sale (1)	$(2,296)	$487	$(1,809)	$2,672	$(938)	$1,734
Reclassification adjustment for net (gains)/losses on debt securities available-for-sale included in net income (2)	—	—	—	(3,617)	1,270	(2,347)
Adjustment to funded status of employee benefit plans	702	(149)	553	539	(188)	351
Other Comprehensive (Loss)/Income	$(1,594)	$338	$(1,256)	$(406)	$144	$(262)
(1) Due to the adoption of ASU No. 2016-01, net unrealized gains on marketable equity securities were reclassified from Accumulated Other Comprehensive Income to Retained Earnings during the three months ended March 31, 2018. The prior period data was not restated; as such, the change in unrealized gains on marketable securities is combined with the change in net unrealized gains on debit securities for the period ended June 30, 2017.

(2) Reclassification adjustments are comprised of realized security gains or losses. The realized gains or losses have been reclassified out of accumulated other comprehensive income/(loss) and have affected certain lines in the Consolidated Statements of Comprehensive Income as follows; the pre-tax amount is included in securities gains/losses-net, the tax expense amount is included in the provision for income taxes and the net of tax amount is included in net income.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized gains/(losses) on securities available-for-sale (1)	$(11,770)	$2,499	$(9,271)	$4,335	$(1,523)	$2,812
Reclassification adjustment for net (gains)/losses on securities available-for-sale included in net income (2)	—	—	—	(3,987)	1,400	(2,587)
Adjustment to funded status of employee benefit plans	1,323	(281)	1,042	1,078	(377)	701
Other Comprehensive (Loss)/Income	$(10,447)	$2,218	$(8,229)	$1,426	$(500)	$926
(1) Due to the adoption of ASU No. 2016-01, net unrealized gains on marketable equity securities were reclassified from Accumulated Other Comprehensive Income to Retained Earnings during the three months ended March 31, 2018. The prior period data was not restated; as such, the change in unrealized gains on marketable securities is combined with the change in net unrealized gains on debit securities for the period ended June 30, 2017.

(2) Reclassification adjustments are comprised of realized security gains or losses. The realized gains or losses have been reclassified out of accumulated other comprehensive income/(loss) and have affected certain lines in the Consolidated Statements of Comprehensive Income as follows; the pre-tax amount is included in securities gains/losses-net, the tax expense amount is included in the provision for income taxes and the net of tax amount is included in net income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 11. EMPLOYEE BENEFITS

Our qualified and nonqualified defined benefit plans were amended to freeze benefit accruals for all persons entitled to benefits under the plan in 2016. We will continue recording pension expense related to these plans, primarily representing interest costs on the accumulated benefit obligation and amortization of actuarial losses accumulated in the plan, as well as income from expected investment returns on pension assets. Since the plans have been frozen, no service costs are included in net periodic pension expense. The expected long-term rate of return on plan assets is 7.50 percent.
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	$967	$1,025	$1,934	$2,050
Expected return on plan assets	(1,567)	(1,582)	(3,134)	(3,164)
Amortization of prior service credit	545	475	1,089	949
Net Periodic Pension Expense	$(55)	$(82)	$(111)	$(165)

NOTE 12. QUALIFIED AFFORDABLE HOUSING PROJECTS
We invest in affordable housing projects primarily to satisfy our Community Reinvestment Act requirements. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. Our total investment in qualified affordable housing projects was $7.3 million at June 30, 2018 and $8.7 million at December 31, 2017. Amortization expense, included in other noninterest expense in the Consolidated Statements of Comprehensive Income was $0.7 million and $1.4 million for the three and six months ended June 30, 2018 and $0.8 million and $1.6 million for the three and six months ended June 30, 2017. The amortization expense was offset by tax credits of $0.8 million and $1.5 million for the three and six months ended June 30, 2018 and $0.9 million and $1.7 million for the three and six months ended June 30, 2017 as a reduction to our federal tax provision.
NOTE 13. SALE OF A MAJORITY INTEREST OF INSURANCE BUSINESS
On November 9, 2017, we entered into an asset purchase agreement to sell a 70 percent ownership interest in the assets of our subsidiary, S&T Evergreen Insurance, LLC. The partial sale was accounted for as the sale of a business. At the date of the sale, January 1, 2018, we ceased to have a controlling financial interest, deconsolidated the subsidiary and recognized a gain of $1.9 million. We transferred our remaining 30 percent share of net assets from S&T Evergreen Insurance, LLC to a new entity for a 30 percent partnership interest in a new insurance entity. We use the equity method of accounting to recognize changes in the value of our investment in the new insurance entity for our proportional share of income and losses of the new insurance entity.

NOTE 14. SHARE REPURCHASE PLAN
On March 19, 2018, our Board of Directors authorized a $50 million share repurchase plan. This repurchase authorization, which is effective through August 31, 2019, permits us to repurchase from time to time up to $50 million in aggregate value of shares of our common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at our discretion and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and our financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. There were no open market repurchases under the plan during the three or six months ended June 30, 2018.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three and six month periods ended June 30, 2018 and 2017. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
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
Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2018 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2017 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overview
We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $7.1 billion at June 30, 2018.  We operate bank branches in Pennsylvania and Ohio and loan production offices in Pennsylvania, Ohio and New York. We provide a full range of financial services with retail and commercial banking products, cash management services and trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. We incur expenses for the cost of deposits and other funding sources, provision for loan losses and other operating costs such as salaries and employee benefits, data processing and information technology, occupancy and tax expense.
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
On November 9, 2017, we entered into an asset purchase agreement to sell a 70 percent ownership interest in the assets of our subsidiary, S&T Evergreen Insurance, LLC. At the date of the sale, January 1, 2018, we ceased to have a controlling financial interest, deconsolidated the subsidiary and recognized a gain of $1.9 million. We transferred our remaining 30 percent share of net assets from S&T Evergreen Insurance, LLC to a new entity for a 30 percent partnership interest in a new insurance entity.
Earnings Summary
Net income decreased $1.4 million, or 5.8 percent, for the three months ended June 30, 2018 and increased $6.6 million, or 16.2 percent, for the six months ended June 30, 2018 compared to the same periods in 2017. Net income for the three and six months ended June 30, 2018 was $21.4 million and $47.6 million, or $0.61 and $1.36 diluted earnings per share, as compared to $22.8 million and $41.0 million, or $0.65 and $1.17 diluted earnings per share for the same periods in 2017.
The decrease in net income for the three month period ended June 30, 2018 of $1.4 million was primarily due to an increase in the provision for loan losses of $4.4 million and a decrease in noninterest income of $4.0 million offset by an increase of $1.8 million in net interest income and decreases of $4.6 million in the provision for income taxes and $0.7 million in noninterest expense. The increase to net income for the six month period ended June 30, 2018 of $6.6 million was primarily due to an increase in net interest income of $4.9 million and decreases in the provision for income taxes of $5.3 million and noninterest expense of $1.5 million offset by decreases of $3.3 million in noninterest income and an increase to the provision for loan losses of $1.7 million.
Net interest income increased $1.8 million and $4.9 million to $58.4 million and $115.3 million for the three and six months ended June 30, 2018 compared to $56.6 million and $110.4 million for the same periods in 2017. The increases in short-term interest rates over the past year positively impacted both net interest income and net interest margin. Average interest-earning assets decreased $24.2 million for the three month period and increased $24.6 million for the six month period ended June 30, 2018 compared to the same periods in 2017. Average interest-bearing liabilities decreased $126.7 million and $94.3 million for the three and six months ended June 30, 2018 compared to the same periods in 2017. Net interest margin, on a fully taxable-equivalent, or FTE, basis (non-GAAP), increased seven and eight basis points to 3.64 and 3.61 percent in the three and six months ended June 30, 2018 compared to 3.57 and 3.53 percent for the same periods in 2017.
The provision for loan losses increased $4.4 million and $1.7 million to $9.3 and $11.8 million for the three and six months ended June 30, 2018 compared to $4.9 and $10.1 million for the same periods in 2017. The increases in the provision for loan losses were mainly due to higher net charge-offs in both periods. For the three and six months ended June 30, 2018, we had net charges-offs of $7.9 million and $7.7 million compared to net charges-offs of $5.3 million and $7.5 million for the same periods in 2017. Net charge-offs for both periods were significantly impacted by a $5.2 million loan charge-off for a commercial customer arising from a participation loan agreement with a lead bank and other participating banks. The loss resulted from fraudulent activities believed to be perpetrated by one or more executives employed by the borrower and its related entities. Annualized net loan charge-offs to average loans were 0.55 and 0.27 percent for the three and six months ended June 30, 2018 compared to 0.37 and 0.26 percent for the same periods in 2017. Impaired loans decreased $6.7 million to $33.8 million at June

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

30, 2018 compared to $40.5 million at June 30, 2017. Nonperforming loans decreased $15.3 million to $21.4 million at June 30, 2018 compared to $36.7 million at June 30, 2017.
Noninterest income decreased $4.0 million and $3.3 million to $12.3 million and $26.0 million for the three and six months ended June 30, 2018 compared to $16.3 million and $29.3 million for the same periods in 2017. The decrease of $4.0 million and $3.3 million for the three and six month periods primarily related to gains on sales of securities of $3.6 million and $4.0 million for the three and six month periods in 2017. Insurance income decreased $1.3 million and $2.6 million for the three and six month periods compared to the same periods in 2017 due to the sale of a majority interest in our insurance business in the first quarter of 2018. The decrease of $2.6 million for the six month period ended June 30, 2018 compared to the same period in 2017 was offset by the $1.9 million gain on the sale of our insurance business recognized in the first quarter of 2018.
Noninterest expense decreased $0.7 million and $1.5 million to $35.9 million and $71.9 million for the three and six months ended June 30, 2018 compared to $36.6 million and $73.4 million for the same periods in 2017. The decreases in noninterest expense were primarily due to $1.3 million and $3.0 million decreases in salaries and employee benefits expenses offset by $0.7 million and $1.5 million increases in other taxes compared to the same periods in 2017. The decreases in salaries and employee benefits were due to lower restricted stock, incentive and commission costs and fewer employees due to the sale of our insurance business in the first quarter of 2018. The increases in other taxes were primarily related to a state sales tax assessment.
The provision for income taxes decreased $4.6 and $5.3 million for the three and six months ended June 30, 2018 compared to the same periods in 2017. The decreases were primarily due to the Tax Act which lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. As a result, our effective tax rate declined to 15.8 percent for the three months and 17.4 percent for the six months ended June 30, 2018 compared to 27.4 percent and 27.2 percent for the same periods in the prior year. Included in the effective tax rate for the six months ended 2018 were non-recurring discrete tax expense items of $0.7 million, primarily related to the sale of a majority interest of our insurance business.
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
We believe the presentation of net interest income on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to an FTE basis in the Net Interest Income section of the "Results of Operations - Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017."

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2018 Compared to
Three and Six Months Ended June 30, 2017

Net Interest Income
Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our ALCO, in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to produce what we believe is an acceptable level of net interest income.
The interest income on interest-earning assets and the net interest margin are presented on an FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities using the federal statutory tax rate of 21 percent

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

for the three and six months ended June 30, 2018 and the federal statutory tax rate of 35 percent for the three and six months ended June 30, 2017 and the dividend-received deduction for equity securities. We believe this to be the preferred industry measurement of net interest income that provides a relevant comparison between taxable and non-taxable sources of interest income.
The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates on an FTE basis for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Total interest income	$71,581	$64,914	$139,610	$126,065
Total interest expense	13,178	8,344	24,276	15,616
Net Interest Income per Consolidated Statements of Comprehensive Income	58,403	56,570	115,334	110,449
Adjustment to FTE basis	936	1,877	1,878	3,747
Net Interest Income on an FTE Basis (Non-GAAP)	$59,339	$58,447	$117,212	$114,196
Net interest margin	3.58%	3.45%	3.56%	3.42%
Adjustment to FTE basis	0.06%	0.12%	0.05%	0.11%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.64%	3.57%	3.61%	3.53%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$55,015	$221	1.60%	$48,547	$110	0.91%
Securities, at fair value(2)	685,132	4,450	2.60%	709,208	4,403	2.48%
Loans held for sale	1,528	28	7.43%	5,053	33	2.61%
Commercial real estate	2,774,882	32,617	4.71%	2,664,696	28,544	4.30%
Commercial and industrial	1,431,861	16,627	4.66%	1,430,080	15,347	4.30%
Commercial construction	324,934	3,857	4.76%	421,456	4,300	4.09%
Total Commercial Loans	4,531,677	53,101	4.70%	4,516,232	48,191	4.28%
Residential mortgage	691,634	7,314	4.23%	700,406	7,237	4.14%
Home equity	472,927	5,676	4.81%	481,039	5,255	4.38%
Installment and other consumer	67,186	1,138	6.79%	69,899	1,125	6.46%
Consumer construction	4,570	54	4.76%	4,572	56	4.93%
Total Consumer Loans	1,236,317	14,182	4.60%	1,255,916	13,673	4.36%
Total Portfolio Loans	5,767,994	67,283	4.68%	5,772,148	61,864	4.30%
Total Loans(1)(2)	5,769,522	67,311	4.68%	5,777,201	61,897	4.30%
Federal Home Loan Bank and other restricted stock	34,130	537	6.30%	33,082	381	4.60%
Total Interest-earning Assets	6,543,799	72,519	4.44%	6,568,038	66,791	4.08%
Noninterest-earning assets	491,246			507,425
Total Assets	$7,035,045			$7,075,463
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$571,260	$438	0.31%	$649,440	$352	0.22%
Money market	1,251,171	4,027	1.29%	937,272	1,690	0.72%
Savings	851,702	429	0.20%	1,019,220	539	0.21%
Certificates of deposit	1,295,473	4,273	1.32%	1,457,107	3,395	0.93%
Total Interest-bearing Deposits	3,969,606	9,167	0.93%	4,063,039	5,976	0.59%
Securities sold under repurchase agreements	48,980	50	0.41%	50,082	7	0.06%
Short-term borrowings	617,891	3,179	2.06%	682,584	1,849	1.09%
Long-term borrowings	46,317	259	2.24%	13,765	102	2.96%
Junior subordinated debt securities	45,619	525	4.61%	45,619	410	3.60%
Total Borrowings	758,807	4,013	2.12%	792,050	2,368	1.20%
Total Interest-bearing Liabilities	4,728,413	13,180	1.12%	4,855,089	8,344	0.69%
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	1,403,771			1,354,711
Shareholders’ equity	902,861			865,663
Total Liabilities and Shareholders’ Equity	$7,035,045			$7,075,463
Net Interest Income (2)(3)		$59,339			$58,447
Net Interest Margin (2) (3)			3.64%			3.57%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent for 2018 and 35 percent for 2017.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$55,509	$451	1.63%	$57,311	$251	0.87%
Securities, at fair value(2)	686,017	8,803	2.57%	703,300	8,664	2.46%
Loans held for sale	1,737	56	6.44%	3,639	57	3.16%
Commercial real estate	2,733,168	62,924	4.64%	2,595,163	55,005	4.27%
Commercial and industrial	1,431,725	32,187	4.53%	1,421,986	29,838	4.23%
Commercial construction	349,893	8,032	4.63%	438,079	8,456	3.89%
Total Commercial Loans	4,514,786	103,143	4.61%	4,455,228	93,299	4.22%
Residential mortgage	692,961	14,554	4.21%	700,129	14,297	4.10%
Home equity	476,967	10,975	4.64%	480,727	10,160	4.26%
Installment and other consumer	67,025	2,241	6.74%	69,036	2,216	6.47%
Consumer construction	4,192	98	4.73%	4,971	105	4.25%
Total Consumer Loans	1,241,145	27,868	4.52%	1,254,863	26,778	4.29%
Total Portfolio Loans	5,755,931	131,011	4.59%	5,710,091	120,077	4.24%
Total Loans(1)(2)	5,757,668	131,067	4.59%	5,713,730	120,134	4.24%
Federal Home Loan Bank and other restricted stock	32,681	1,166	7.13%	32,888	763	4.64%
Total Interest-earning Assets	6,531,875	141,487	4.36%	6,507,229	129,812	4.02%
Noninterest-earning assets	490,476			509,265
Total Assets	$7,022,351			$7,016,494
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$573,307	$806	0.28%	$641,381	$628	0.20%
Money market	1,222,770	7,259	1.20%	937,641	3,096	0.67%
Savings	862,947	866	0.20%	1,030,371	1,075	0.21%
Certificates of deposit	1,325,379	8,081	1.23%	1,430,599	6,556	0.92%
Total Interest-bearing Deposits	3,984,403	17,012	0.86%	4,039,992	11,355	0.57%
Securities sold under repurchase agreements	48,380	96	0.40%	49,492	8	0.03%
Short-term borrowings	607,013	5,687	1.89%	677,214	3,249	0.97%
Long-term borrowings	46,626	490	2.12%	14,062	206	2.94%
Junior subordinated debt securities	45,619	990	4.38%	45,619	798	3.53%
Total Borrowings	747,638	7,263	1.96%	786,387	4,261	1.09%
Total Interest-bearing Liabilities	4,732,041	24,275	1.03%	4,826,379	15,616	0.65%
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	1,393,939			1,332,181
Shareholders’ equity	896,371			857,934
Total Liabilities and Shareholders’ Equity	$7,022,351			$7,016,494
Net Interest Income(2)(3)		$117,212			$114,196
Net Interest Margin(2)(3)			3.61%			3.53%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent for 2018 and 35 percent for 2017.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Net interest income on an FTE basis increased $0.9 million, or 1.5 percent, for the three months and increased $3.0 million, or 2.6 percent, for the six months ended June 30, 2018 compared to the same periods in 2017. The net interest margin on an FTE basis increased seven and eight basis points for the three and six months ended June 30, 2018 compared to the same periods in 2017. The increases were primarily due to higher short-term rates, offset by the impact of the statutory federal corporate income tax rate decrease, which negatively impacts the June 30, 2018 net interest margin on an FTE basis by five and six basis points for the three and six months ended June 30, 2018 compared to the same periods in 2017.
Interest income on an FTE basis increased $5.7 million, or 8.6 percent, for the three months and $11.7 million, or 9.0 percent, for the six months ended June 30, 2018 compared to the same periods in 2017. The increases were due to higher short-

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

term interest rates. Average loan balances decreased $7.7 million for the three months and increased $44 million for the six months ended June 30, 2018 compared to the same periods in 2017. The average rate earned on loans increased 38 basis points for the three months and 35 basis points for the six months ended June 30, 2018 compared to the same periods in 2017 due to higher short-term interest rates. Average interest-bearing deposits with banks, which is primarily cash at the Federal Reserve, remained relatively flat and the average rates earned increased 69 and 76 basis points due to higher short-term interest rates for the three and six months ended June 30, 2018 compared to the same periods in 2017. Average investment securities decreased $24.1 million and $17.3 million with no significant changes to the rates. The decreases in average investment securities were due to declines in the market value of our bond portfolio. The average rates earned on the Federal Home Loan Bank (FHLB) and other restricted stock improved due to an increase in the FHLB’s quarterly dividend rate in 2018. Overall, the FTE rates on interest-earning assets increased 36 and 34 basis points for the three and six months ended June 30, 2018 compared to the same periods in 2017.
Interest expense increased $4.8 million and $8.7 million for the three and six months ended June 30, 2018 compared to the same periods in 2017. The increases were due to higher short-term interest rates. Average interest-bearing deposits decreased $93.4 million and $55.6 million for the three and six months ended June 30, 2018 compared to the same periods in 2017. Average money market balances increased $314 million and the average rate paid increased 57 basis points for the three months and increased $285 million and 53 basis points for the six months ended June 30, 2018 compared to the same periods in 2017 due to higher short-term interest rates. The money market balance increases are partially attributable to a shift in deposit mix, as average interest-bearing demand, savings, and certificates of deposit balances declined. The overall decline in average interest bearing deposits is favorably offset by increased average noninterest-bearing demand deposit balances of $44.1 million and $58.9 million. Average total borrowings decreased $33.2 million and $38.7 million for the three and six months ended June 30, 2018 compared to the same periods in 2017. Over the same periods, short-term borrowings decreased $64.7 million and $70.2 million and the average rate paid increased 97 and 92 basis points due to higher short-term interest rates. Long-term borrowings increased $32.6 million for both periods and the average rate paid decreased 72 and 82 basis points due to the addition of a long-term variable rate borrowing. Overall, the cost of interest-bearing liabilities increased 43 and 38 basis points for the three and six months ended June 30, 2018 compared to same periods in 2017.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2018 compared to June 30, 2017			Six Months Ended June 30, 2018 compared to June 30, 2017
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$15	$96	$111	$(8)	$208	$200
Securities, at fair value(2)(3)	(149)	196	47	(213)	352	139
Loans held for sale	(23)	18	(5)	(30)	29	(1)
Commercial real estate	1,180	2,893	4,073	2,925	4,994	7,919
Commercial and industrial	19	1,261	1,280	204	2,145	2,349
Commercial construction	(985)	542	(443)	(1,702)	1,278	(424)
Total Commercial Loans	215	4,695	4,910	1,427	8,417	9,844
Residential mortgage	(91)	168	77	(146)	403	257
Home equity	(89)	510	421	(79)	894	815
Installment and other consumer	(44)	57	13	(65)	90	25
Consumer construction	—	(2)	(2)	(16)	9	(7)
Total Consumer Loans	(223)	732	509	(306)	1,396	1,090
Total Portfolio Loans	(8)	5,427	5,419	1,121	9,813	10,934
Total Loans (1)(2)	(31)	5,445	5,414	1,091	9,842	10,933
Federal Home Loan Bank and other restricted stock	12	144	156	(5)	408	403
Change in Interest Earned on Interest-earning Assets	$(154)	$5,882	$5,728	$865	$10,810	$11,675
Interest paid on:
Interest-bearing demand	$(42)	$128	$86	($67)	$245	$178
Money market	566	1,771	2,337	941	3,222	4,163
Savings	(89)	(21)	(110)	(175)	(34)	(209)
Certificates of deposit	(377)	1,255	878	(482)	2,007	1,525
Total Interest-bearing Deposits	58	3,133	3,191	217	5,440	5,657
Securities sold under repurchase agreements	—	43	43	—	88	88
Short-term borrowings	(175)	1,505	1,330	(337)	2,775	2,438
Long-term borrowings	241	(84)	157	477	(193)	284
Junior subordinated debt securities	—	115	115	—	192	192
Total Borrowings	66	1,579	1,645	140	2,862	3,002
Change in Interest Paid on Interest-bearing Liabilities	124	4,712	4,836	357	8,302	8,659
Change in Net Interest Income	$(278)	$1,170	$892	$508	$2,508	$3,016
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

Provision for Loan Losses
The provision for loan losses is the amount to be added to the allowance for loan losses, or ALLL, after considering loan charge-offs and recoveries to bring the ALLL to a level determined to be appropriate in management's judgment to absorb probable losses inherent in the loan portfolio. The provision for loan losses increased $4.4 million and $1.7 million to $9.3 million and $11.8 million for the three and six months ended June 30, 2018 compared to $4.9 million and $10.1 million for the same periods in 2017.
The increases in the provision for loan losses were mainly due to higher net charge-offs in both periods. For the three and six months ended June 30, 2018, we had net charges-offs of $7.9 million and $7.7 million compared to net charges-offs of $5.3 million and $7.5 million for the same periods in 2017. Net charge-offs for both periods in 2018 were significantly impacted by a $5.2 million loan charge-off for a commercial customer arising from a participation loan agreement with a lead bank and

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

other participating banks. The loss resulted from fraudulent activities believed to be perpetrated by one or more executives employed by the borrower and its related entities. Annualized net loan charge-offs to average loans were 0.55 and 0.27 percent for the three and six months ended June 30, 2018 compared to 0.37 and 0.26 percent for the same periods in 2017. The higher provision for loan losses was also due to an increase in substandard commercial loans. Substandard commercial loans increased $75.0 million from $89.7 million at June 30, 2017 to $165 million at June 30, 2018.
Impaired loans decreased $6.7 million to $33.8 million at June 30, 2018 compared to $40.5 million at June 30, 2017 and specific reserves on impaired loans decreased $0.4 million compared to the same period in the prior year. Nonperforming loans decreased $15.3 million to $21.4 million at June 30, 2018 compared to $36.7 million at June 30, 2017. These decreases primarily related to larger than normal payoffs during the first three months of 2018.
The ALLL at June 30, 2018 was $60.5 million compared to $55.4 million at June 30, 2017. The ALLL as a percent of total portfolio loans was 1.05 percent at June 30, 2018 and 0.96 percent at June 30, 2017. The increase in the ALLL as a percent of total loans is attributed to the increase in substandard commercial loans noted above. Refer to “Financial Condition - Allowance for Loan Losses” in this MD&A for additional information.
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net gain (loss) on sale of securities	$—	$3,617	$(3,617)	—%	$—	$3,987	$(3,987)	—%
Debit and credit card	3,309	3,042	267	8.8	6,347	5,885	462	7.9
Service charges on deposit accounts	3,227	2,997	230	7.7	6,468	6,012	456	7.6
Wealth management	2,616	2,428	188	7.7	5,298	4,831	467	9.7
Mortgage banking	831	675	156	23.1	1,432	1,408	24	1.7
Insurance	134	1,458	(1,327)	(90.8)	303	2,913	(2,610)	(89.6)
Gain on sale of a majority interest of insurance business	—	—	—	—	1,873	—	1,873	—
Other	2,134	2,048	86	4.2	4,323	4,225	98	2.3
Total Noninterest Income	$12,251	$16,265	$(4,017)	(24.7)%	$26,044	$29,261	$(3,217)	(11.0)%

Noninterest income decreased $4.0 million to $12.3 million for the three months ended June 30, 2018 and decreased $3.2 million to $26.0 million for the six months ended June 30, 2018 compared to the same periods in 2017. The decrease was primarily related to gains on the sales of securities in 2017 and the sale of a majority interest in S&T Evergreen Insurance, LLC in the first quarter of 2018. As a result of this sale, insurance income decreased $1.3 million for the three months ended and $2.6 million for the six months ended June 30, 2018. Debit and credit card increased $0.3 million for the three months ended and $0.5 million for the six months ended June 30, 2018 related to increased debit card usage and an increase in merchant revenue. Service charges on deposit accounts increased $0.2 million for the three months ended and $0.5 million for the six months ended June 30, 2018 due to program changes. Wealth management fees increased $0.2 million for the three months ended and $0.5 million for the six months ended June 30, 2018 due to improvement in market conditions.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Salaries and employee benefits	$18,611	$19,903	$(1,292)	(6.5)%	$37,426	$40,444	$(3,018)	(7.5)%
Net occupancy	2,804	2,751	53	1.9	5,677	5,566	111	2.0
Data processing and information technology	2,379	2,163	216	10.0	4,704	4,386	318	7.3
Furniture, equipment and software	2,134	1,810	324	17.9	4,090	3,857	233	6.0
Other taxes	1,739	1,083	656	60.6	3,587	2,060	1,527	74.1
Marketing	1,190	948	242	25.5	1,892	1,702	190	11.2
Professional services and legal	888	931	(43)	(4.6)	1,939	1,999	(60)	(3.0)
FDIC insurance	739	1,185	(446)	(37.6)	1,847	2,308	(461)	(20.0)
Other	5,379	5,823	(444)	(7.6)	10,783	11,084	(301)	(2.7)
Total Noninterest Expense	$35,863	$36,597	$(734)	(2.0)%	$71,945	$73,406	$(1,461)	(2.0)%

Noninterest expense decreased $0.7 million to $35.9 million for the three months ended June 30, 2018 and decreased $1.5 million to $71.9 million for the six months ended June 30, 2018 compared to the same periods in 2017. Salaries and employee benefits expense decreased $1.3 million for the three months ended and $3.0 million for the six months ended June 30, 2018 compared to the same periods in 2017 due to lower restricted stock, incentive and commission costs and fewer employees mainly due to the sale of a majority of our insurance business in the first quarter 2018. FDIC insurance decreased $0.4 million for the three months ended and $0.5 million for the six months ended June 30, 2018 compared to the same periods in 2017 due to improvements in the financial ratios used to determine the assessment. Other noninterest expense decreased $0.4 million for the three months ended and $0.3 million for the six months ended June 30, 2018 compared to the same periods in 2017 primarily due to a decrease of $0.5 million in the reserve for unfunded loan commitments and decreases in amortization of both our core deposit intangible asset and qualified affordable housing projects. These decreases were offset by an increase in other taxes of $0.7 million for the three months ended and $1.5 million for the six months ended June 30, 2018 due to a state sales tax assessment. Furniture and equipment expense increased $0.3 million for the three months ended and $0.2 million for the six months ended June 30, 2018 compared to the same periods in 2017 due to technology upgrades. Data processing increased $0.2 million for the three months ended and $0.3 million for the six months ended June 30, 2018 compared to the same periods in 2017 due to the annual increase with our third-party data processor.

Provision for Income Taxes
The provision for income taxes decreased $4.6 million and $5.3 million for the three and six months ended June 30, 2018 compared to the same periods in 2017. The decrease was primarily due to the Tax Act which lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. As a result, our effective tax rate declined to 15.8 percent for the three months ended and 17.4 percent for the six months ended June 30, 2018 compared to 27.4 percent and 27.2 percent for the same periods in the prior year. Included in the effective tax rate for the six months ended June 30, 2018 were non-recurring discrete tax expense items of $0.7 million primarily related to the sale of a majority interest of our insurance business.
Financial Condition
June 30, 2018
Total assets were relatively unchanged at $7.1 billion at June 30, 2018 compared to December 31, 2017. Total portfolio loans increased slightly to $5.8 billion with increases in Commercial Real Estate, or CRE, Commercial and Industrial, or C&I and the Consumer Construction portfolio. Higher than usual payoffs in commercial loans combined with lower seasonal demand resulted in a modest increase of $24.7 million. Securities decreased $10.0 million to $688 million from $698 million at December 31, 2017 primarily due to normal investing activity.
Our deposits decreased slightly but remained at $5.4 billion at both June 30, 2018 and December 31, 2017. The decrease of $34.4 million is primarily due to the competition for customer funds which resulted in declines in all categories except money market and noninterest-bearing demand accounts compared to December 31, 2017.
Total borrowings increased $53.3 million from December 31, 2017 to June 30, 2018 due to increased funding needs.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total shareholders’ equity increased by $23.1 million at June 30, 2018 compared to December 31, 2017. The increase was primarily due to net income of $47.6 million offset partially by dividends of $16.4 million. The $8.2 million decrease in other comprehensive income compared to December 31, 2017 was due to a $9.3 million decrease in unrealized losses on our available-for-sale investment securities and a $1.1 million change in the funded status of our employee benefit plans.
Securities Activity

(dollars in thousands)	June 30, 2018	December 31, 2017	$ Change
U.S. treasury securities	$9,619	$19,789	$(10,170)
Obligations of U.S. government corporations and agencies	155,069	162,193	(7,124)
Collateralized mortgage obligations of U.S. government corporations and agencies	118,742	108,688	10,054
Residential mortgage-backed securities of U.S. government corporations and agencies	28,442	32,854	(4,412)
Commercial mortgage-backed securities of U.S. government corporations and agencies	247,128	242,221	4,907
Obligations of states and political subdivisions	123,916	127,402	(3,486)
Debt Securities Available-for-Sale	682,916	693,147	(10,231)
Marketable equity securities	5,425	5,144	281
Total Securities	$688,341	$698,291	$(9,950)
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities decreased $10.0 million to $688 million at June 30, 2018 from $698 million at December 31, 2017 primarily due to normal investing activity.
At June 30, 2018 our bond portfolio was in a net unrealized loss position of $10.1 million compared to a net unrealized gain position of $1.7 million at December 31, 2017. At June 30, 2018 total gross unrealized losses in the bond portfolio were $13.0 million offset by $2.9 million of gross unrealized gains, compared to December 31, 2017, when total gross unrealized gains were $5.6 million offset by gross unrealized losses of $3.9 million. Management evaluates the securities portfolio for other than temporary impairment, or OTTI, on a quarterly basis. During the six months ended June 30, 2018 and 2017, we did not record any OTTI. The performance of the debt securities market could generate impairments in future periods requiring realized losses to be reported.

Loan Composition

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$2,788,641	48.20%	$2,685,994	46.62%
Commercial and industrial	1,455,578	25.16	1,433,266	24.88
Construction	299,787	5.18	384,334	6.67
Total Commercial Loans	4,544,006	78.54%	4,503,594	78.17%
Consumer
Residential mortgage	698,440	12.07%	698,774	12.13%
Home equity	471,622	8.15	487,326	8.46
Installment and other consumer	66,638	1.15	67,204	1.16
Construction	5,412	0.09	4,551	0.08
Total Consumer Loans	1,242,112	21.46%	1,257,855	21.83%
Total Portfolio Loans	5,786,118	100.00%	5,761,449	100.00%
Loans Held for Sale	3,801		4,485
Total Loans	$5,789,919		$5,765,934

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
Total portfolio loans increased $24.7 million and remain at $5.8 billion at both June 30, 2018 and December 31, 2017. The increase was primarily due to growth in our commercial loan portfolio. CRE loans increased $103 million, or 3.8 percent, and C&I loans increased $22.3 million, or 1.6 percent, over the six-month period offset by a decrease in the commercial construction portfolio of $84.6 million. Loan growth has been impacted by higher than usual loan payoffs. Consumer loans decreased $15.7 million over the six-month period with the decrease mainly in the home equity portfolio.
Allowance for Loan Losses
We maintain an ALLL at a level determined to be adequate to absorb estimated probable credit losses inherent within the loan portfolio as of the balance sheet date, and it is presented as a reserve against loans in the Consolidated Balance Sheets. Determination of an adequate ALLL is inherently subjective and may be subject to significant changes from period to period. The methodology for determining the ALLL has two main components: evaluation and impairment tests of individual loans and evaluation and impairment tests of certain groups of homogeneous loans with similar risk characteristics.
An inherent risk to the loan portfolio as a whole is the condition of the economy in our markets. In addition, each loan segment carries with it risks specific to the segment. We develop and document a systematic ALLL methodology based on the following portfolio segments: 1. CRE, 2. C&I, 3. Commercial Construction, 4. Consumer Real Estate and 5. Other Consumer. The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ALLL.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables summarize the ALLL and recorded investments in loans by category for the dates presented:

	June 30, 2018
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$31,232	$31,232	$3,555	$2,785,086	$2,788,641
Commercial and industrial	—	10,874	10,874	17,539	1,438,039	1,455,578
Commercial construction	—	11,676	11,676	3,441	296,346	299,787
Consumer real estate	—	5,241	5,241	9,186	1,166,288	1,175,474
Other consumer	35	1,459	1,494	44	66,594	66,638
Total	$35	$60,482	$60,517	$33,765	$5,752,353	$5,786,118

	December 31, 2017
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$27,235	$27,235	$3,546	$2,682,448	$2,685,994
Commercial and industrial	29	8,937	8,966	7,284	1,425,982	1,433,266
Commercial construction	—	13,167	13,167	5,464	378,870	384,334
Consumer real estate	21	5,458	5,479	10,488	1,180,163	1,190,651
Other consumer	27	1,516	1,543	41	67,163	67,204
Total	$77	$56,313	$56,390	$26,823	$5,734,626	$5,761,449

	June 30, 2018		December 31, 2017
Ratio of net charge-offs to average loans outstanding	0.27%	*	0.18%
Allowance for loan losses as a percentage of total loans	1.05%		0.98%
Allowance for loan losses to nonperforming loans	283%		236%
* Annualized
The ALLL was $60.5 million, or 1.05 percent of total portfolio loans, at June 30, 2018 compared to $56.4 million, or 0.98 percent of total portfolio loans at December 31, 2017. The increase in the ALLL of $4.1 million and the seven basis point increase to the ALLL as a percent of total portfolio loans was primarily due to a $4.2 million increase in the reserve for loans collectively evaluated for impairment compared to December 31, 2017. Commercial special mention, substandard and doubtful loans increased $96.8 million to $298 million compared to $201 million at December 31, 2017, with an increase of $2.8 million in special mention and an increase of $94.1 million in substandard. Impaired loans increased $6.9 million to $33.8 million at June 30, 2018 with no significant specific reserves.
During the three and six months ended June 30, 2018 there were net loan charge-offs of $7.9 million and $7.7 million compared to net charge-offs of $5.3 million and $7.5 million for the same periods in 2017. Net charge-offs for both periods were significantly impacted by a $5.2 million loan charge-off for a commercial customer arising from a participation loan agreement with a lead bank and other participating banks. The loss resulted from fraudulent activities believed to be perpetrated by one or more executives employed by the borrower and its related entities. The provision for loan loss was $9.3 million and $11.8 million for the three and six months ended June 30, 2018 compared to $4.9 million and $10.1 million for the same periods in 2017.

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
TDRs increased $5.7 million to $31.8 million at June 30, 2018 compared to $26.1 million at December 31, 2017. The increase is primarily due to new TDRs totaling $11.7 million, which were offset by principal reductions and charge-offs. Total TDRs of $31.8 million at June 30, 2018 included $24.4 million, or 76.8 percent, that were accruing and $7.4 million, or 23.2 percent, that were nonaccrual.
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
Our allowance for lending-related commitments is determined using a methodology similar to that used for the ALL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The reserve is calculated by applying historical loss rates to unfunded commitments and considering qualitative factors. The allowance for unfunded loan commitments was little changed at $2.1 million at June 30, 2018 compared to $2.2 million at December 31, 2017. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	June 30, 2018	December 31, 2017	$ Change
Nonperforming Loans
Commercial real estate	$3,692	$2,501	$1,191
Commercial and industrial	2,254	2,449	(195)
Commercial construction	1,460	1,460	—
Residential mortgage	4,188	3,580	608
Home equity	2,335	2,736	(401)
Installment and other consumer	48	62	(14)
Consumer construction	—	—	—
Total Nonperforming Loans	13,977	12,788	1,189
Nonperforming Troubled Debt Restructurings
Commercial real estate	925	967	(42)
Commercial and industrial	2,599	3,197	(598)
Commercial construction	410	2,413	(2,003)
Residential mortgage	1,924	3,585	(1,661)
Home equity	1,536	979	557
Installment and other consumer	1	9	(8)
Total Nonperforming Troubled Debt Restructurings	7,395	11,150	(3,755)
Total Nonperforming Loans	21,372	23,938	(2,566)
OREO	2,999	469	2,530
Total Nonperforming Assets	$24,371	$24,407	$(36)

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.37%	0.42%
Nonperforming assets as a percent of total loans plus OREO	0.42%	0.42%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming loans decreased $2.5 million to $21.4 million at June 30, 2018 compared to $23.9 million at December 31, 2017. The $2.5 million decrease in nonperforming loans was due to the payoff of a commercial construction loan for $2.0 million during the first quarter of 2018. The increase in OREO of $2.5 million related to two land lots that are no longer intended to be future branch locations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits

(dollars in thousands)	June 30, 2018	December 31, 2017	$ Change
Customer Deposits
Noninterest-bearing demand	$1,410,211	$1,387,712	$22,499
Interest-bearing demand	548,572	599,986	(51,414)
Money market	1,036,749	880,330	156,419
Savings	845,526	893,119	(47,593)
Certificates of deposit	1,165,962	1,286,988	(121,026)
Total Customer Deposits	5,007,020	5,048,135	(41,115)
Brokered Deposits
Interest-bearing demand	5,157	3,155	2,002
Money market	230,874	265,826	(34,952)
Certificates of deposit	150,482	110,775	39,707
Total Brokered Deposits	386,513	379,756	6,757
Total Deposits	$5,393,533	$5,427,891	$(34,358)

Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at June 30, 2018 decreased $34.4 million from December 31, 2017. Total customer deposits decreased $41.1 million from December 31, 2017. Noninterest-bearing demand deposits increased $22.5 million and money market increased $156 million. The increase in money market deposits is related to a competitively-priced, indexed product. These increases were offset by declines in interest-bearing demand deposits of $51.4 million, savings deposits of $47.6 million and certificates of deposits of $121 million. These decreases were a mainly a result of migration into the indexed money market product and outflows due to normal repositioning by our customers combined with some seasonality in a number of sectors, including public funds. Total brokered deposits increased $6.8 million from December 31, 2017. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.

Borrowings

(dollars in thousands)	June 30, 2018	December 31, 2017	$ Change
Securities sold under repurchase agreements	$44,724	$50,161	$(5,437)
Short-term borrowings	600,000	540,000	60,000
Long-term borrowings	46,062	47,301	(1,239)
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$736,405	$683,081	$53,324
Borrowings are an additional source of funding for us. Total borrowings increased $53.3 million from December 31, 2017 due to increased funding needs.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to short-term borrowings is summarized in the tables below for the six and twelve months period ended June 30, 2018 and December 31, 2017.

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	June 30, 2018	December 31, 2017
Balance at the period end	$44,724	$50,161
Average balance during the period	48,980	46,662
Average interest rate during the period	0.41%	0.12%
Maximum month-end balance during the period	$54,579	$53,609
Average interest rate at the period end	0.46%	0.39%

	Short-Term Borrowings
(dollars in thousands)	June 30, 2018	December 31, 2017
Balance at the period end	$600,000	$540,000
Average balance during the period	617,891	644,864
Average interest rate during the period	2.06%	1.15%
Maximum month-end balance during the period	$690,000	$734,600
Average interest rate at the period end	2.16%	1.47%
Information pertaining to long-term borrowings is summarized in the tables below for six and twelve month periods ended June 30, 2018 and December 31, 2017.

	Long-Term Borrowings
(dollars in thousands)	June 30, 2018	December 31, 2017
Balance at the period end	$46,062	$47,301
Average balance during the period	46,317	18,057
Average interest rate during the period	2.24%	2.57%
Maximum month-end balance during the period	$47,096	$47,505
Average interest rate at the period end	2.31%	1.88%

	Junior Subordinated Debt Securities
(dollars in thousands)	June 30, 2018	December 31, 2017
Balance at the period end	$45,619	$45,619
Average balance during the period	45,619	45,619
Average interest rate during the period	4.61%	3.65%
Maximum month-end balance during the period	$45,619	$45,619
Average interest rate at the period end	4.80%	3.78%

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources
Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or of borrowers needing to access funds to meet their credit needs. In order to manage liquidity risk our Board of Directors has delegated authority to ALCO for formulation, implementation, and oversight of liquidity risk management for S&T. ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. ALCO monitors and manages liquidity through various ratios, reviewing cash flow projections, performing stress tests, and by having a detailed contingency funding plan. ALCO policy guidelines define graduated risk tolerance levels. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.
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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate, and high. At June 30, 2018, we had $534 million in highly liquid assets, which consisted of $79.1 million in interest-bearing deposits with banks, $451 million in unpledged securities and $3.8 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 7.6 percent at June 30, 2018. Also, at June 30, 2018, we had a remaining borrowing availability of $1.7 billion with the FHLB of Pittsburgh. Refer to Note 8 Borrowings in the Notes to Consolidated Financial Statements and the Financial Condition - Borrowings section of this MD&A for more details.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	June 30, 2018		December 31, 2017
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$668,793	9.87%	$628,876	9.17%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	648,793	11.18%	608,876	10.71%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	668,793	11.53%	628,876	11.06%
Total capital to risk-weighted assets	8.00%	10.00%	756,388	13.04%	713,056	12.55%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$621,589	9.19%	$582,929	8.52%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	621,589	10.75%	582,929	10.29%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	621,589	10.75%	582,929	10.29%
Total capital to risk-weighted assets	8.00%	10.00%	709,185	12.26%	666,560	11.76%
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2018, we had not issued any securities pursuant to this shelf registration statement.

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

	June 30, 2018			December 31, 2017
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	6.4%	10.4%	(13.0)%	5.5%	12.4%	(9.2)%
300	4.8	7.7	(7.0)	4.2	9.3	(3.6)
200	2.9	4.9	(2.4)	2.4	5.9	0.3
100	1.5	2.6	0.4	1.3	3.2	1.9
(100)	(3.6)	(5.3)	(7.0)	(3.6)	(6.5)	(8.0)
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our rate shock analyses show an improvement in the percentage change in pretax net interest income in the rates up scenarios in months 1 - 12 and no change in the rates down when comparing June 30, 2018 to December 31, 2017. The improvement is mainly a result of less rate sensitivity in our wholesale funding portfolio. In months 13 - 24, the percentage change in pretax net interest income improved in the rates down scenario and declined in the rates up scenarios when comparing June 30, 2018 and December 31, 2017. These changes are mostly due to model enhancements. All rate shock analyses for both the 1 - 12 and 13 - 24 month periods continue to remain within minimal risk tolerance levels.
Our EVE analyses show a decline in the percentage change in EVE in the rates up scenarios and an improvement in the rates down scenario when comparing June 30, 2018 to December 31, 2017. The changes are mainly a result of deposit valuation enhancements and the change in value of our core deposits.
In addition to rate shocks and EVE analyses, we perform a market risk stress test at least annually. The market risk stress test includes sensitivity analyses and simulations. Sensitivity analyses are performed to help us identify which model assumptions cause the greatest impact on pretax net interest income. Sensitivity analyses may include changing prepayment behavior of loans and securities with optionality and the impact of interest rate changes on non-maturity deposit products. Simulation analyses may include the potential impact of rate changes other than the policy guidelines, yield curve shape changes, significant balance mix changes and various growth scenarios. For example, simulations indicate that an increase in rates, particularly if the yield curve steepens, will most likely result in an improvement in pretax net interest income. We realize that some of the benefit reflected in our scenarios may be offset by a change in the competitive environment and a change in product preference by our customers.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of S&T’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of S&T’s disclosure controls and procedures as of June 30, 2018. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective as of June 30, 2018 due to a material weakness in S&T’s internal control over financial reporting as previously described in our Annual Report on Form 10-K for the period ended December 31, 2017.
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
Remediation Plan
Management is in the process of remediating this material weakness and has engaged an independent third-party to evaluate our policies, procedures and resources related to the assessment of risk ratings. The independent third-party has completed the portion of the engagement that encompassed a review of our policies, procedures and processes, as well as an in-depth examination of the support for the judgments applied to risk rating conclusions. We anticipate that the engagement will be completed during the third quarter of 2018 and that we will satisfactorily address any recommendations by September 30, 2018.

S&T BANCORP, INC. AND SUBSIDIARIES

We have provided additional training internally and improved our documentation to strengthen the support for the judgments applied to risk rating conclusions by our internal Loan Review Department.
Changes in Internal Control Over Financial Reporting
There have been no other changes in S&T’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, S&T’s internal control over financial reporting, other than as described above under "Remediation Plan".

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2018, the Board of Directors of S&T Bancorp, Inc. authorized a $50 million share repurchase plan. This purchase authorization, which is effective through August 31, 2019, permits S&T to repurchase from time to time up to $50 million in aggregate value of shares of S&T's common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and S&T’s financial performance. The repurchase plan does not obligate S&T to repurchase any particular number of shares. S&T expects to fund any repurchases from cash on hand and internally generated funds. During the three months ended June 30, 2018, there were no purchases under the plan and no other purchases of S&T common stock by S&T or an affiliated purchaser.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheet at June 30, 2018 and Audited Consolidated Balance Sheet at December 31, 2017, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2018 and 2017, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months ended June 30, 2018 and 2017, (iv) Unaudited Consolidated Statements of Cash Flows for the Six Months ended June 30, 2018 and 2017 and (v) Notes to Unaudited Consolidated Financial Statements.
Filed herewith

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

August 1, 2018	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)