Form 10-Q
period 2018-09-30
S&T BANCORP INC
filed 2018-11-01
CIK 719220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Common Stock, $2.50 Par Value - 35,006,587 shares as of October 31, 2018

S&T BANCORP, INC. AND SUBSIDIARIES

INDEX
S&T BANCORP, INC. AND SUBSIDIARIES

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks, including interest-bearing deposits of $68,018 and $61,965 at September 30, 2018 and December 31, 2017	$132,650	$117,152
Securities, at fair value	682,535	698,291
Loans held for sale	4,207	4,485
Portfolio loans, net of unearned income	5,807,807	5,761,449
Allowance for loan losses	(60,556)	(56,390)
Portfolio loans, net	5,747,251	5,705,059
Bank owned life insurance	73,626	72,150
Premises and equipment, net	41,403	42,702
Federal Home Loan Bank and other restricted stock, at cost	31,178	29,270
Goodwill	287,446	291,670
Other intangible assets, net	2,725	3,677
Other assets	102,342	95,799
Total Assets	$7,105,363	$7,060,255
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,412,127	$1,387,712
Interest-bearing demand	561,191	603,141
Money market	1,367,181	1,146,156
Savings	817,545	893,119
Certificates of deposit	1,309,465	1,397,763
Total Deposits	5,467,509	5,427,891
Securities sold under repurchase agreements	45,200	50,161
Short-term borrowings	535,000	540,000
Long-term borrowings	45,434	47,301
Junior subordinated debt securities	45,619	45,619
Other liabilities	46,820	65,252
Total Liabilities	6,185,582	6,176,224
SHAREHOLDERS’ EQUITY
Common stock ($2.50 par value) Authorized—50,000,000 shares Issued—36,130,480 shares at September 30, 2018 and December 31, 2017 Outstanding— 35,006,587 shares at September 30, 2018 and 34,971,929 shares at December 31, 2017	90,326	90,326
Additional paid-in capital	209,685	216,106
Retained earnings	684,361	628,107
Accumulated other comprehensive loss	(33,253)	(18,427)
Treasury stock (1,123,893 shares at September 30, 2018 and 1,158,551 shares at December 31, 2017, at cost)	(31,338)	(32,081)
Total Shareholders’ Equity	919,781	884,031
Total Liabilities and Shareholders’ Equity	$7,105,363	$7,060,255
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
INTEREST INCOME
Loans, including fees	$68,631	$62,450	$198,296	$179,908
Investment Securities:
Taxable	3,649	2,988	10,597	8,783
Tax-exempt	857	896	2,603	2,744
Dividends	490	389	1,741	1,352
Total Interest Income	73,627	66,723	213,237	192,787
INTEREST EXPENSE
Deposits	10,871	6,748	27,883	18,103
Borrowings and junior subordinated debt securities	3,494	2,519	10,758	6,779
Total Interest Expense	14,365	9,267	38,641	24,882
NET INTEREST INCOME	59,262	57,456	174,596	167,905
Provision for loan losses	462	2,850	12,279	12,901
Net Interest Income After Provision for Loan Losses	58,800	54,606	162,317	155,004
NONINTEREST INCOME
Net gain on sale of securities	—	—	—	3,987
Service charges on deposit accounts	3,351	3,207	9,765	9,218
Debit and credit card	3,141	3,067	9,487	8,952
Wealth management	2,483	2,406	7,782	7,237
Mortgage banking	700	872	2,133	2,280
Insurance	101	1,318	404	4,232
Gain on sale of a majority interest of insurance business	—	—	1,873	—
Other	2,266	2,681	6,642	6,906
Total Noninterest Income	12,042	13,551	38,086	42,812
NONINTEREST EXPENSE
Salaries and employee benefits	19,769	20,325	57,195	60,770
Data processing and information technology	2,906	2,284	7,610	6,670
Net occupancy	2,722	2,692	8,399	8,258
Furniture, equipment and software	2,005	1,890	6,096	5,746
Other taxes	1,341	1,208	4,928	3,268
Professional services and legal	1,181	869	3,120	2,868
Marketing	1,023	766	2,916	2,468
FDIC insurance	746	1,152	2,592	3,461
Other	5,392	5,367	16,174	16,451
Total Noninterest Expense	37,085	36,553	109,030	109,960
Income Before Taxes	33,757	31,604	91,373	87,856
Provision for income taxes	2,876	8,883	12,893	24,182
Net Income	$30,881	$22,721	$78,480	$63,674
Earnings per share—basic	$0.89	$0.65	$2.26	$1.83
Earnings per share—diluted	$0.88	$0.65	$2.24	$1.82
Dividends declared per share	$0.25	$0.20	$0.72	$0.60
Comprehensive Income	$28,573	$22,975	$67,943	$64,854
See Notes to Consolidated Financial Statements

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
Balance at January 1, 2017	$90,326	$213,098	$585,891	$(13,784)	$(33,575)	$841,956
Net income for nine months ended September 30, 2017	—	—	63,674	—	—	63,674
Other comprehensive income, net of tax	—	—	—	1,180	—	1,180
Cash dividends declared ($0.60 per share)	—	—	(20,899)	—	—	(20,899)
Treasury stock issued for restricted awards (90,115 shares, net of 23,946 forfeitures)	—	—	(2,383)	—	1,695	(688)
Recognition of restricted stock compensation expense	—	2,353	—	—	—	2,353
Balance at September 30, 2017	$90,326	$215,451	$626,283	$(12,604)	$(31,880)	$887,576

Balance at January 1, 2018	$90,326	$216,106	$628,107	$(18,427)	$(32,081)	$884,031
Net income for nine months ended September 30, 2018	—	—	78,480	—	—	78,480
Other comprehensive loss, net of tax	—	—	—	(10,537)	—	(10,537)
Reclassification of tax effects from the Tax Act(1)	—	—	3,427	(3,427)	—	—
Reclassification of net unrealized gains on equity securities(2)	—	—	862	(862)	—	—
Cash dividends declared ($0.72 per share)	—	—	(25,115)	—	—	(25,115)
Treasury stock issued for restricted awards (75,608 shares, net of 40,950 forfeitures)	—	—	(1,400)	—	743	(657)
Repurchase of warrant	—	(7,652)	—	—	—	(7,652)
Recognition of restricted stock compensation expense	—	1,231	—	—	—	1,231
Balance at September 30, 2018	$90,326	$209,685	$684,361	$(33,253)	$(31,338)	$919,781
See Notes to Consolidated Financial Statements
(1)Reclassification due to the adoption of ASU No. 2018-02, $(3,660) relates to funded status of pension and $233 relates to net unrealized gains on available-for-sale securities.
(2)Reclassification due to the adoption of ASU No. 2016-01.

S&T BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$78,480	$63,674
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,279	12,901
Recovery for unfunded loan commitments	(39)	(546)
Net depreciation, amortization and accretion	3,309	1,597
Net amortization of discounts and premiums on securities	2,387	3,065
Stock-based compensation expense	1,231	2,353
Gain on sale of securities	—	(3,987)
Mortgage loans originated for sale	(68,898)	(66,535)
Proceeds from the sale of mortgage loans	70,371	66,604
Gain on the sale of mortgage loans, net	(1,195)	(1,061)
Gain on the sale of majority interest of insurance business	(1,873)	—
Pension contribution	(20,420)	—
Net increase in interest receivable	(1,506)	(3,886)
Net increase in interest payable	803	448
Net decrease in other assets	352	8,735
Net increase in other liabilities	9,904	69
Net Cash Provided by Operating Activities	85,185	83,431
INVESTING ACTIVITIES
Purchases of securities	(79,068)	(69,699)
Proceeds from maturities, prepayments and calls of securities	71,433	58,601
Proceeds from sales of securities	—	7,751
Net (purchases) sales of Federal Home Loan Bank stock	(1,909)	1,304
Net increase in loans	(64,387)	(268,132)
Proceeds from sale of loans not originated for resale	7,695	3,581
Purchases of premises and equipment	(2,588)	(3,646)
Proceeds from the sale of premises and equipment	135	376
Proceeds from the sale of majority interest of insurance business	4,540	—
Net Cash Used in Investing Activities	(64,149)	(269,864)
FINANCING ACTIVITIES
Net increase in core deposits	127,917	109,637
Net (decrease) increase in certificates of deposit	(88,203)	61,048
Net decrease in securities sold under repurchase agreements	(4,961)	(10,909)
Net (decrease) increase in short-term borrowings	(5,000)	25,000
Repayments of long-term borrowings	(1,867)	(1,802)
Treasury shares issued-net	(657)	(688)
Cash dividends paid to common shareholders	(25,115)	(20,899)
Repurchase of warrant	(7,652)	—
Net Cash (Used) Provided by Financing Activities	(5,538)	161,387
Net increase (decrease) in cash and cash equivalents	15,498	(25,046)
Cash and cash equivalents at beginning of period	117,152	139,486
Cash and Cash Equivalents at End of Period	$132,650	$114,440
Supplemental Disclosures
Loans transferred to held for sale	$7,695	$43,151
Deposits transferred to held for sale	$—	$38,960
Interest paid	$37,838	$24,682
Income taxes paid, net of refunds	$15,728	$21,096
Transfer net assets to investment in insurance company partnership	$1,917	$—
Transfers of loans to other real estate owned	$647	$2,116
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
On January 1, 2018, we sold a 70 percent majority interest in the assets of our wholly-owned subsidiary S&T Evergreen Insurance, LLC. We transferred our remaining 30 percent ownership interest in the net assets of S&T Evergreen Insurance, LLC to a new entity for a 30 percent ownership interest in a new insurance entity (see Note 13: Sale of a Majority Interest of Insurance Business). We use the equity method of accounting to recognize our partial ownership interest in the new entity.
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
Revenue from Contracts with Customers
We earn revenue from contracts with our customers when we have completed our performance obligations and recognize that revenue when services are provided to our customers. Our contracts with customers are primarily in the form of account agreements. Generally our services are transferred at a point in time in response to transactions initiated and controlled by our customers under service agreements with an expected duration of one year or less. Our customers have the right to terminate their services agreements at any time.
We do not defer incremental direct costs to obtain contracts with customers that would be amortized in one year or less. These costs are primarily salaries and employee benefits recognized as expense in the period incurred.
Service charges on deposit accounts - We recognize monthly service charges for both commercial and personal banking customers based on account fee schedules. Our performance obligation is generally satisfied and the related revenue recognized over the period in which the service is provided. Other fees are earned based on specific transactions or customer activity within the customers' deposit accounts. These are earned at the time the transaction or customer activity occurs.
Debit and credit card services - Interchange fees are earned whenever debit and credit cards are processed through third-party card payment networks. ATM fees are based on transactions by our customers' and other customers' use of our ATMs or other ATMs. Debit and credit card revenue is recognized at a point in time when the transaction is settled.
Wealth management services - Wealth management services is primarily comprised of fees earned from the management and administration of trusts, assets under management, brokerage and other financial advisory services. Fees are earned over a period of time per the related fee schedules. The fees are based on a fixed amount or a scale based on the level of services provided or assets under management.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Recently Adopted Accounting Standards Updates, or ASU or Update
Income Statement - Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standards Board, or FASB, issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income, or AOCI, to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, or Tax Act. The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users and will require certain disclosures about the stranded tax effects. This Update is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not been issued or made available for issuance. We have elected to reclassify all tax effects related to the Tax Act from AOCI to retained earnings as of January 1, 2018. As such, we have early adopted this Update and reclassified $3.4 million for the release of stranded income tax effects relating to unrealized gains and losses on our securities portfolio and our pension plan from AOCI to retained earnings as of March 31, 2018. The adoption of this ASU had no impact on our Consolidated Statements of Comprehensive Income. Our policy for releasing income tax effects from AOCI is to release them as investments are sold or mature and liabilities are extinguished.
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
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets - Clarifying the Scope of Assets Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The main objective of this ASU is to provide greater detail on what types of transactions should be accounted for as partial sales of nonfinancial assets. This ASU, as originally issued in ASU No. 2014-09, is intended to reduce the complexity of current GAAP requirements by clarifying which accounting guidance applies to various types of contracts that transfer assets or ownership interests to another entity. This Update was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017 which is the same time that ASU No. 2014-09 was effective. Early adoption was permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this ASU was applied to the partial sale of our insurance subsidiary in January 2018. As such, the subsidiary is no longer included in our Consolidated Financial Statements and we recognized a $1.9 million gain on the transaction.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This revenue pronouncement established a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most previous revenue recognition guidance in GAAP. We adopted the new standard as of January 1, 2018. Our primary sources of revenue are derived from interest and dividends earned on loans, investment securities and other financial instruments that are not within the scope of ASU No. 2014-09. We evaluated the nature of our contracts with customers and related revenue streams, including service charges on deposit accounts, debit and credit cards and wealth management and determined that revenue recognition did not change significantly from current practice. We evaluated certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue. The adoption of this ASU had no material impact on our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
Accounting for Financial Instruments - Overall: Classification and Measurement
In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement (Subtopic 825-10). The amendments in this ASU address the following: 1. require equity investments to be measured at fair value with changes in fair value recognized in net income; 2. simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3. eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4. require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5. require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6. require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and 7. clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This ASU was

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

effective for annual and interim periods in fiscal years beginning after December 15, 2017. We adopted ASU No. 2016-01 as of January 1, 2018 and have concluded that the provisions of this ASU did not materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income. The new guidance resulted in a change in the fair value measurement of our loan portfolio as of March 31, 2018 using an exit price notion (see Note 3: Fair Value Measurements). The new guidance also resulted in a cumulative-effect adjustment of $0.9 million from AOCI to retained earnings at January 1, 2018 for net unrealized gains on our marketable equities portfolio. As a result of the new guidance, we recognized $0.1 million of net unrealized losses during the three months ended September 30, 2018 and $0.2 million of net unrealized gains during the nine months ended September 30, 2018 on our marketable equity securities portfolio in our Consolidated Statements of Comprehensive Income.
Accounting Standards Issued But Not Yet Adopted
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU apply to entities that are a customer in a hosting arrangement that is a service contract. These amendments relate to accounting for implementation costs (e.g. implementation, setup and other upfront costs.) These amendments require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which cost to capitalize and which costs to expense. These amendments require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This ASU is effective for annual and interim periods beginning after December 15, 2019. Early adoption of the amendments is permitted, including adoption in any interim period. We are evaluating the amendments in this ASU; however, we do not anticipate that these amendments will materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU apply to all employers that sponsor defined benefit pension or other postretirement plans. These amendments remove certain disclosures from Topic 715-20 and require additional disclosures. The amendments in this ASU will require S&T to update our employee benefits disclosures beginning with our Form 10-Q for the period ended March 31, 2021. The amendments in this ASU will have no impact on our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove certain disclosures from Topic 820, modify and/or require additional disclosures. The amendments in this Update will require us to change our Fair Value disclosures beginning with our Form 10-Q for the period ended March 31, 2020. The amendments in this ASU will have no impact on our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
Leases - Land Easement Practical Expedient for Transition to Topic 842
In January 2018, the FASB issued ASU No. 2018-01, Leases - Land Easement Practical Expedient for Transition to Topic 842. The amendments in this ASU permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that existed or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. We are evaluating the amendments in this ASU; however, we do not anticipate that these amendments will materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 1. BASIS OF PRESENTATION - continued

Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350). The main objective of this ASU is to simplify the current requirements for testing goodwill for impairment by eliminating step two from the goodwill impairment test. The amendments are expected to reduce the complexity and costs associated with performing the goodwill impairment test, which could result in recording impairment charges sooner than under the current guidance. This Update is effective for any interim and annual impairment tests in reporting periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the provisions of this ASU; however, we do not anticipate that this ASU will materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive Income.
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
Leases - Section A-Amendments to the FASB Accounting Standards Codification, Section B-Conforming Amendments Related to Leases and Section C-Background Information and Basis for Conclusions
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases on the balance sheet. Lessor accounting remains substantially similar to current GAAP. ASU No. 2016-02 supersedes Topic 840, Leases. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU No. 2016-02 mandates a modified retrospective transition method for all entities. Early adoption of this ASU is permitted. We anticipate that this ASU will impact our financial statements as it relates to the recognition of right-to-use assets and lease obligations on our Consolidated Balance Sheets. We have approximately 50 lease agreements for our branch and loan production offices, which are currently accounted for as operating leases. We expect the new guidance will require recognition of right-to-use assets and corresponding lease liabilities in the range of $30 million to $35 million on our Consolidated Balance Sheets in the first quarter of 2019. We expect that these changes to our Consolidated Balance Sheets will have a minor impact to our regulatory capital ratios. We have compiled a preliminary inventory of our leases and continue to evaluate the standard as additional lease accounting guidance continues to be released. We anticipate that this ASU will impact total assets and total liabilities presented on our Balance Sheets; however, we do not believe that it will materially impact our Consolidated Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 2. EARNINGS PER SHARE

Diluted earnings per share is calculated using both the two-class and the treasury stock methods with the more dilutive method used to determine diluted earnings per share. For both the three months and nine months ended September 30, 2018, the treasury stock method is more dilutive and was used to determine diluted earnings per share. The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Numerator for Earnings per Share—Basic:
Net income	$30,881	$22,721	$78,480	$63,674
Less: Income allocated to participating shares	87	73	229	214
Net Income Allocated to Shareholders	$30,794	$22,648	$78,251	$63,460

Numerator for Earnings per Share—Diluted:
Net income	$30,881	$22,721	$78,480	$63,674
Net Income Available to Shareholders	$30,881	$22,721	$78,480	$63,674

Denominators for Earnings per Share:
Weighted Average Shares Outstanding—Basic	34,799,174	34,751,266	34,783,175	34,722,370
Add: Potentially dilutive shares	220,118	208,873	228,909	208,139
Denominator for Treasury Stock Method—Diluted	35,019,292	34,960,139	35,012,084	34,930,509

Weighted Average Shares Outstanding—Basic	34,799,174	34,751,266	34,783,175	34,722,370
Add: Average participating shares outstanding	98,579	111,821	101,808	116,969
Denominator for Two-Class Method—Diluted	34,897,753	34,863,087	34,884,983	34,839,339

Earnings per share—basic	$0.89	$0.65	$2.26	$1.83
Earnings per share—diluted	$0.88	$0.65	$2.24	$1.82
Warrants considered anti-dilutive excluded from potentially dilutive shares - exercise price $31.53 per share, expires January 2019 (1)	285,915	443,575	351,166	452,188
Restricted stock considered anti-dilutive excluded from potentially dilutive shares	113,451	92,577	113,390	95,707
(1)We repurchased our outstanding warrant on September 11, 2018 for $7.7 million. Prior to the repurchase, the warrant provided the holder the right to 517,012 shares of common stock at a strike price of $31.53 per share via cashless exercise.

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
Loans
With the adoption of ASU No. 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement, on January 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio to use the exit price notion as required by the standard. The guidance was applied on a prospective basis resulting in prior periods no longer being comparable.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at September 30, 2018 and December 31, 2017. There were no transfers between Level 1 and Level 2 for items measured at fair value on a recurring basis during the periods presented.

	September 30, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Debt securities available-for-sale:
U.S. Treasury securities	$—	$9,556	$—	$9,556
Obligations of U.S. government corporations and agencies	—	136,984	—	136,984
Collateralized mortgage obligations of U.S. government corporations and agencies	—	137,660	—	137,660
Residential mortgage-backed securities of U.S. government corporations and agencies	—	26,450	—	26,450
Commercial mortgage-backed securities of U.S. government corporations and agencies	—	244,596	—	244,596
Obligations of states and political subdivisions	—	121,975	—	121,975
Total Debt Securities Available-for-Sale	—	677,221	—	677,221
Marketable equity securities(1)	—	5,314	—	5,314
Total Securities	—	682,535	—	682,535
Trading securities held in a Rabbi Trust	5,377	—	—	5,377
Derivative financial assets:
Interest rate swaps	—	7,448	—	7,448
Interest rate lock commitments	—	229	—	229
Forward sale contracts - mortgage loans	—	61	—	61
Total Assets	$5,377	$690,273	$—	$695,650
LIABILITIES
Derivative financial liabilities:
Interest rate swaps	$—	$7,483	$—	$7,483
Total Liabilities	$—	$7,483	$—	$7,483
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
We may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. Nonrecurring assets are recorded at the lower of cost or fair value in our financial statements. There were no liabilities measured at fair value on a nonrecurring basis at either September 30, 2018 or December 31, 2017.
The following table presents our assets that are measured at fair value on a nonrecurring basis by the fair value hierarchy level as of the dates presented:

	September 30, 2018				December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS(1)
Impaired loans	$—	$—	$3,577	$3,577	$—	$—	$6,759	$6,759
Other real estate owned	—	—	2,871	2,871	—	—	444	444
Mortgage servicing rights	—	—	85	85	—	—	178	178
Total Assets	$—	$—	$6,533	$6,533	$—	$—	$7,381	$7,381
(1)This table presents only the nonrecurring items that are recorded at fair value in our financial statements.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 3. FAIR VALUE MEASUREMENTS – continued

The carrying values and fair values of our financial instruments at September 30, 2018 and December 31, 2017 are presented in the following tables:

	Carrying Value(1)	Fair Value Measurements at September 30, 2018
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$132,650	$132,650	$132,650	$—	$—
Securities	682,535	682,535	—	682,535	—
Loans held for sale	4,207	4,377	—	—	4,377
Portfolio loans, net	5,747,251	5,585,934	—	—	5,585,934
Bank owned life insurance	73,626	73,626	—	73,626	—
FHLB and other restricted stock	31,178	31,178	—	—	31,178
Trading securities held in a Rabbi Trust	5,377	5,377	5,377	—	—
Mortgage servicing rights	4,421	5,456	—	—	5,456
Interest rate swaps	7,448	7,448	—	7,448	—
Interest rate lock commitments	229	229	—	229	—
Forward sale contracts - mortgage loans	61	61	—	61	—
LIABILITIES
Deposits	$5,467,509	$5,451,776	$—	$—	$5,451,776
Securities sold under repurchase agreements	45,200	45,200	—	—	45,200
Short-term borrowings	535,000	535,000	—	—	535,000
Long-term borrowings	45,434	45,564	—	—	45,564
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	7,483	7,483	—	7,483	—
(1) As reported in the Consolidated Balance Sheets

	Carrying Value(1)	Fair Value Measurements at December 31, 2017
(dollars in thousands)		Total	Level 1	Level 2	Level 3
ASSETS
Cash and due from banks, including interest-bearing deposits	$117,152	$117,152	$117,152	$—	$—
Securities	698,291	698,291	—	698,291	—
Loans held for sale	4,485	4,583	—	—	4,583
Portfolio loans, net	5,705,059	5,690,292	—	—	5,690,292
Bank owned life insurance	72,150	72,150	—	72,150	—
FHLB and other restricted stock	29,270	29,270	—	—	29,270
Trading securities held in a Rabbi Trust	5,080	5,080	5,080	—	—
Mortgage servicing rights	4,133	4,571	—	—	4,571
Interest rate swaps	3,074	3,074	—	3,074	—
Interest rate lock commitments	226	226	—	226	—
LIABILITIES
Deposits	$5,427,891	$5,426,928	$—	$—	$5,426,928
Securities sold under repurchase agreements	50,161	50,161	—	—	50,161
Short-term borrowings	540,000	540,000	—	—	540,000
Long-term borrowings	47,301	47,618	—	—	47,618
Junior subordinated debt securities	45,619	45,619	—	—	45,619
Interest rate swaps	3,055	3,055	—	3,055	—
Forward sales contracts	5	5	—	5	—
(1) As reported in the Consolidated Balance Sheets

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
NOTE 4. SECURITIES

The following table presents the fair values of our securities portfolio at the dates presented:

(dollars in thousands)	September 30, 2018	December 31, 2017
Debt securities available-for-sale	$677,221	$693,147
Marketable equity securities	5,314	5,144
Total Securities	$682,535	$698,291
Debt Securities Available-for-Sale
The following tables present the amortized cost and fair value of debt securities available-for-sale as of September 30, 2018 and debt and equity securities available-for-sale as of December 31, 2017:

	September 30, 2018				December 31, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,956	$—	$(400)	$9,556	$19,943	$—	$(154)	$19,789
Obligations of U.S. government corporations and agencies	139,272	—	(2,288)	136,984	162,045	341	(193)	162,193
Collateralized mortgage obligations of U.S. government corporations and agencies	141,283	—	(3,623)	137,660	109,916	93	(1,321)	108,688
Residential mortgage-backed securities of U.S. government corporations and agencies	26,837	219	(606)	26,450	32,388	679	(213)	32,854
Commercial mortgage-backed securities of U.S. government corporations and agencies (1)	253,090	—	(8,494)	244,596	244,018	247	(2,044)	242,221
Obligations of states and political subdivisions	120,396	1,741	(162)	121,975	123,159	4,285	(42)	127,402
Total Debt Securities Available-for-Sale	690,834	1,960	(15,573)	677,221	691,469	5,645	(3,967)	693,147
Total equity securities (2)	—	—	—	—	3,815	1,330	(1)	5,144
Total Securities	$690,834	$1,960	$(15,573)	$677,221	$695,284	$6,975	$(3,968)	$698,291
(1) Includes a $5.9 million security purchase that was pending settlement as of December 31, 2017.
(2) ASU No. 2016-01 was adopted January 1, 2018, resulting in separate classification of our marketable equity securities previously included in available-for-sale securities.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued

The following tables present the fair value and the age of gross unrealized losses on debt securities available-for-sale by investment category as of the dates presented:

	September 30, 2018
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	—	$—	$—	1	$9,556	$(400)	1	$9,556	$(400)
Obligations of U.S. government corporations and agencies	17	135,988	(2,280)	1	995	(8)	18	136,983	(2,288)
Collateralized mortgage obligations of U.S. government corporations and agencies	10	64,732	(1,365)	8	48,308	(2,258)	18	113,040	(3,623)
Residential mortgage-backed securities of U.S. government corporations and agencies	4	9,361	(182)	2	7,194	(424)	6	16,555	(606)
Commercial mortgage-backed securities of U.S. government corporations and agencies	17	148,398	(4,474)	10	96,198	(4,020)	27	244,596	(8,494)
Obligations of states and political subdivisions	7	28,998	(162)	—	—	—	7	28,998	(162)
Total Temporarily Impaired Debt Securities	55	$387,477	$(8,463)	22	$162,251	$(7,110)	77	$549,728	$(15,573)

	December 31, 2017
	Less Than 12 Months			12 Months or More			Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury securities	3	$19,789	$(154)	—	$—	$—	3	$19,789	$(154)
Obligations of U.S. government corporations and agencies	9	63,635	(144)	1	10,017	(49)	10	73,652	(193)
Collateralized mortgage obligations of U.S. government corporations and agencies	7	47,465	(248)	7	45,809	(1,073)	14	93,274	(1,321)
Residential mortgage-backed securities of U.S. government corporations and agencies	1	2,333	(10)	2	8,638	(203)	3	10,971	(213)
Commercial mortgage-backed securities of U.S. government corporations and agencies	14	128,300	(775)	5	48,746	(1,269)	19	177,046	(2,044)
Obligations of states and political subdivisions	2	10,330	(42)	—	—	—	2	10,330	(42)
Total Temporarily Impaired Debt Securities	36	$271,852	$(1,373)	15	$113,210	$(2,594)	51	$385,062	$(3,967)
We do not believe any individual unrealized loss as of September 30, 2018 represents an other than temporary impairment, or OTTI. At September 30, 2018 there were 77 debt securities and at December 31, 2017 there were 51 debt securities in an unrealized loss position. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities were determined to be investment grade and paying principal and interest according to the contractual terms of the security. We do not intend to sell and it is more likely than not that we will not be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 4. SECURITIES – continued

The following table presents net unrealized gains and losses, net of tax, on debt securities available-for-sale included in accumulated other comprehensive loss, for the periods presented:

	September 30, 2018			December 31, 2017
(dollars in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized (Losses)/Gains	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains/(Losses)
Total unrealized gains/(losses) on debt securities available-for-sale (1)	$1,960	$(15,573)	$(13,613)	$5,645	$(3,967)	$1,678
Income tax (expense) benefit	(416)	3,307	2,891	(1,982)	1,393	(589)
Net Unrealized (Losses)/Gains, Net of Tax Included in Accumulated Other Comprehensive Loss	$1,544	$(12,266)	$(10,722)	$3,663	$(2,574)	$1,089
(1) Gross unrealized gains and losses of $862 at December 31, 2017 have been restated to reflect the reclassifications from OCI to retained earnings due to the adoption of ASU No. 2016-01
The amortized cost and fair value of debt securities available-for-sale at September 30, 2018 by contractual maturity are included in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018
(dollars in thousands)	Amortized Cost	Fair Value
Obligations of the U.S. Treasury, U.S. government corporations and agencies, and obligations of states and political subdivisions
Due in one year or less	$20,871	$20,878
Due after one year through five years	147,573	146,653
Due after five years through ten years	72,590	71,938
Due after ten years	28,590	29,046
Debt Securities Available-for-Sale With Maturities	269,624	268,515
Collateralized mortgage obligations of U.S. government corporations and agencies	141,283	137,660
Residential mortgage-backed securities of U.S. government corporations and agencies	26,837	26,450
Commercial mortgage-backed securities of U.S. government corporations and agencies	253,090	244,596
Total Debt Securities Available-for-Sale	$690,834	$677,221
At September 30, 2018 and December 31, 2017, debt securities with carrying values of $270 million and $249 million were pledged for various regulatory and legal requirements.
Marketable Equity Securities
The following table presents realized and unrealized net gains and losses for our marketable equity securities for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Marketable Equity Securities
Net market (losses)/gains recognized	$(111)	$318	$171	$5,542
Less: Net gains recognized for equity securities sold	—	—	—	3,987
Unrealized (Losses)/Gains on Equity Securities Still Held	$(111)	$318	$171	$1,555
Prior to January 1, 2018, net unrealized gains and losses, net of tax, on marketable equity securities were included in AOCI for the periods presented. Net unrealized gains and losses, net of tax, on marketable equity securities of $0.9 million were reclassified from AOCI to retained earnings at January 1, 2018. As of January 1, 2018, gains and losses on marketable equity securities are included in other noninterest income on the Consolidated Statements of Comprehensive Income.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE

Loans are presented net of unearned income of $5.4 million and $5.2 million at September 30, 2018 and December 31, 2017.
The following table indicates the composition of loans as of the dates presented:

(dollars in thousands)	September 30, 2018	December 31, 2017
Commercial
Commercial real estate	$2,826,372	$2,685,994
Commercial and industrial	1,451,371	1,433,266
Commercial construction	283,783	384,334
Total Commercial Loans	4,561,526	4,503,594
Consumer
Residential mortgage	699,867	698,774
Home equity	472,451	487,326
Installment and other consumer	67,542	67,204
Consumer construction	6,421	4,551
Total Consumer Loans	1,246,281	1,257,855
Total Portfolio Loans	5,807,807	5,761,449
Loans held for sale	4,207	4,485
Total Loans	$5,812,014	$5,765,934

We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. Total commercial loans represented 79 percent of total portfolio loans at September 30, 2018 and 78 percent at December 31, 2017. Within our commercial portfolio, the Commercial Real Estate, or CRE, and Commercial Construction portfolios combined comprised $3.1 billion or 68 percent of total commercial loans at both September 30, 2018 and December 31, 2017 and 54 percent of total portfolio loans at September 30, 2018 and 53 percent at December 31, 2017. Further segmentation of the CRE and Commercial Construction portfolios by collateral type reveals no concentration in excess of 14 percent of both total CRE and Commercial Construction loans at September 30, 2018 and December 31, 2017.
Our market area includes Pennsylvania and the contiguous states of Ohio, West Virginia, New York and Maryland. The majority of our commercial and consumer loans are made to businesses and individuals in this market area, resulting in a geographic concentration. We believe our knowledge and familiarity with customers and conditions locally outweighs this geographic concentration risk. The conditions of the local and regional economies are monitored closely through publicly available data and information supplied by our customers. Our CRE and Commercial Construction portfolios have out-of-market exposure of 5.5 percent of their combined portfolios and 2.9 percent of total portfolio loans at September 30, 2018. This compares to 5.2 percent of their combined portfolios and 2.8 percent of total portfolio loans at December 31, 2017.
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

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

The following table summarizes restructured loans as of the dates presented:

	September 30, 2018			December 31, 2017
(dollars in thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial real estate	$2,095	$1,152	$3,247	$2,579	$967	$3,546
Commercial and industrial	11,874	2,260	14,134	3,946	3,197	7,143
Commercial construction	2,400	408	2,808	2,420	2,413	4,833
Residential mortgage	2,229	1,913	4,142	2,039	3,585	5,624
Home equity	3,612	1,404	5,016	3,885	979	4,864
Installment and other consumer	16	6	22	32	9	41
Total	$22,226	$7,143	$29,369	$14,901	$11,150	$26,051
There were no TDRs that returned to accruing status during the three and nine months ended September 30, 2018. There were no TDRs that returned to accruing status during the three months ended September 30, 2017 and one TDR that returned to accruing status totaling $2.0 million during the nine months ended September 30, 2017.
The following tables present the restructured loans by loan segment and by type of concession for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Totals by Loan Segment
Commercial real estate
Maturity date extension	1	$256	$250	$(6)	1	$400	$400	$—
Total Commercial Real Estate	1	256	250	(6)	1	400	400	—
Commercial and industrial
Maturity date extension	—	—	—	—	1	274	816	542
Total Commercial and Industrial	—	—	—	—	1	274	816	542
Residential Mortgage
Chapter 7 bankruptcy(2)	2	188	186	(2)	1	148	—	(148)
Total Residential Mortgage	2	188	186	(2)	1	148	—	(148)
Home equity
Chapter 7 bankruptcy(2)	6	193	191	(2)	4	72	70	(2)
Total Home Equity	6	193	191	(2)	4	72	70	(2)
Installment and other consumer
Chapter 7 bankruptcy(2)	1	12	6	(6)	8	200	185	(15)
Total Installment and Other Consumer	1	12	6	(6)	8	200	185	(15)
Totals by Concession Type
Maturity date extension	1	256	250	(6)	2	674	1,216	542
Chapter 7 bankruptcy(2)	9	393	383	(10)	13	420	255	(165)
Total	10	$649	$633	$(16)	15	$1,094	$1,471	$377
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(1)	Total Difference in Recorded Investment
Totals by Loan Segment
Commercial real estate
Maturity date extension	1	$256	$250	$(6)	1	$400	$400	$—
Principal deferral	—	—	—	—	1	100	100	—
Total Commercial Real Estate	1	256	250	(6)	2	500	500	—
Commercial and industrial
Maturity date extension	2	768	657	(111)	1	274	816	542
Maturity date extension and interest rate reduction	—	—	—	—	2	1,799	1,799	—
Principal deferral	3	4,815	4,466	(349)	1	429	429	—
Principal deferral and maturity date extension	6	5,355	5,225	(130)	—	—	—	—
Total Commercial and Industrial	11	10,938	10,348	(590)	4	2,502	3,044	542
Residential mortgage
Chapter 7 bankruptcy(2)	5	387	380	(7)	2	181	32	(149)
Total Residential Mortgage	5	387	380	(7)	2	181	32	(149)
Home equity
Chapter 7 bankruptcy(2)	17	798	668	(130)	13	380	375	(5)
Maturity date extension	—	—	—	—	1	231	231	—
Maturity date extension and interest rate reduction	2	47	47	—	1	173	120	(53)
Total Home Equity	19	845	715	(130)	15	784	726	(58)
Installment and other consumer
Chapter 7 bankruptcy(2)	1	12	6	(6)	10	237	220	(17)
Total Installment and Other Consumer	1	12	6	(6)	10	237	220	(17)
Totals by Concession Type
Maturity date extension	3	1,024	907	(117)	3	905	1,447	542
Principal deferral	3	4,815	4,466	(349)	2	529	529	—
Principal deferral and maturity date extension	6	5,355	5,225	(130)	—	—	—	—
Maturity date extension and interest rate reduction	2	47	47	—	3	1,972	1,919	(53)
Chapter 7 bankruptcy(2)	23	1,197	1,054	(143)	25	798	627	(171)
Total	37	$12,438	$11,699	$(739)	33	$4,204	$4,522	$318
(1) Excludes loans that were fully paid off or fully charged-off by period end. The pre-modification balance represents the balance outstanding prior to modification. The post-modification balance represents the outstanding balance at period end.
(2) Chapter 7 bankruptcy loans where the debt has been legally discharged through the bankruptcy court and not reaffirmed.

As of September 30, 2018, we had 12 commitments to lend an additional $6.5 million on TDRs. Defaulted TDRs are defined as loans having a payment default of 90 days or more after the restructuring takes place. There were no TDRs that defaulted during the three and nine months ended September 30, 2018 and 2017 that were restructured within the last 12 months prior to defaulting.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. LOANS AND LOANS HELD FOR SALE - continued

The following table is a summary of nonperforming assets as of the dates presented:

	Nonperforming Assets
(dollars in thousands)	September 30, 2018	December 31, 2017
Nonperforming Assets
Nonaccrual loans	$13,596	$12,788
Nonaccrual TDRs	7,143	11,150
Total Nonaccrual Loans	20,739	23,938
OREO	3,068	469
Total Nonperforming Assets	$23,807	$24,407

Other real estate owned, or OREO increased $2.6 million since December 31, 2017. The increase in OREO relates to land lots owned by us that are no longer intended to be future branch locations for $2.5 million. These land lots were reclassified from other assets to OREO during the three months ended March 31, 2018.
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
The following tables present the age analysis of past due loans segregated by class of loans as of the dates presented:

	September 30, 2018
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,820,689	$664	$424	$4,595	$5,683	$2,826,372
Commercial and industrial	1,445,433	1,400	171	4,367	5,938	1,451,371
Commercial construction	282,489	66	—	1,228	1,294	283,783
Residential mortgage	689,464	2,242	1,440	6,721	10,403	699,867
Home equity	465,625	2,590	453	3,783	6,826	472,451
Installment and other consumer	67,291	135	71	45	251	67,542
Consumer construction	6,421	—	—	—	—	6,421
Loans held for sale	4,207	—	—	—	—	4,207
Total	$5,781,619	$7,097	$2,559	$20,739	$30,395	$5,812,014

	December 31, 2017
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Non - performing	Total Past Due Loans	Total Loans
Commercial real estate	$2,681,395	$997	$134	$3,468	$4,599	$2,685,994
Commercial and industrial	1,426,754	420	446	5,646	6,512	1,433,266
Commercial construction	377,968	2,473	20	3,873	6,366	384,334
Residential mortgage	687,195	2,975	1,439	7,165	11,579	698,774
Home equity	480,956	2,065	590	3,715	6,370	487,326
Installment and other consumer	66,770	193	170	71	434	67,204
Consumer construction	4,551	—	—	—	—	4,551
Loans held for sale	4,485	—	—	—	—	4,485
Total	$5,730,074	$9,123	$2,799	$23,938	$35,860	$5,765,934
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
The following tables present the recorded investment in commercial loan classes by internally assigned risk ratings as of the dates presented:

	September 30, 2018
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,665,516	94.3%	$1,356,159	93.4%	$256,227	90.3%	$4,277,902	93.8%
Special mention	76,906	2.7%	38,306	2.6%	9,914	3.5%	125,126	2.7%
Substandard	83,950	3.0%	56,906	4.0%	17,642	6.2%	158,498	3.5%
Total	$2,826,372	100.0%	$1,451,371	100.0%	$283,783	100.0%	$4,561,526	100.0%

	December 31, 2017
(dollars in thousands)	Commercial Real Estate	% of Total	Commercial and Industrial	% of Total	Commercial Construction	% of Total	Total	% of Total
Pass	$2,588,847	96.4%	$1,345,810	93.9%	$368,105	95.8%	$4,302,762	95.5%
Special mention	66,436	2.5%	54,320	3.8%	9,345	2.4%	130,101	2.9%
Substandard	30,711	1.1%	33,136	2.3%	6,884	1.8%	70,731	1.6%
Total	$2,685,994	100.0%	$1,433,266	100.0%	$384,334	100.0%	$4,503,594	100.0%
Substandard loans increased $87.8 million from December 31, 2017 mainly due to the receipt of updated financial information from the borrowers that resulted in the loans being downgraded.
We monitor the delinquent status of the consumer portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.
The following tables present the recorded investment in consumer loan classes by performing and nonperforming status as of the dates presented:

	September 30, 2018
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and Other Consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$693,146	99.0%	$468,668	99.2%	$67,497	99.9%	$6,421	100.0%	$1,235,732	99.2%
Nonperforming	6,721	1.0%	3,783	0.8%	45	0.1%	—	—%	10,549	0.8%
Total	$699,867	100.0%	$472,451	100.0%	$67,542	100.0%	$6,421	100.0%	$1,246,281	100.0%

	December 31, 2017
(dollars in thousands)	Residential Mortgage	% of Total	Home Equity	% of Total	Installment and Other Consumer	% of Total	Consumer Construction	% of Total	Total	% of Total
Performing	$691,609	99.0%	$483,611	99.2%	$67,133	99.9%	$4,551	100.0%	$1,246,904	99.1%
Nonperforming	7,165	1.0%	3,715	0.8%	71	0.1%	—	—%	10,951	0.9%
Total	$698,774	100.0%	$487,326	100.0%	$67,204	100.0%	$4,551	100.0%	$1,257,855	100.0%
We individually evaluate all substandard and nonaccrual commercial loans greater than $0.5 million for impairment. Loans are considered to be impaired when based upon current information and events it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. A TDR will be reported as an impaired loan for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is expected that the remaining principal and interest will be fully collected according to the restructured agreement. For each TDR or other impaired loan, we conduct further analysis to determine the probable loss and assign a specific reserve to the loan if deemed appropriate.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following table summarizes investments in loans considered to be impaired and related information on those impaired loans as of the dates presented:

	September 30, 2018			December 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	1,735	1,787	29
Commercial construction	490	489	268	—	—	—
Consumer real estate	15	15	10	21	21	21
Other consumer	15	16	16	27	27	27
Total with a Related Allowance Recorded	520	520	294	1,783	1,835	77
Without a related allowance recorded:
Commercial real estate	3,703	4,069	—	3,546	3,811	—
Commercial and industrial	14,548	16,271	—	5,549	7,980	—
Commercial construction	2,808	4,318	—	5,464	8,132	—
Consumer real estate	9,142	10,138	—	10,467	11,357	—
Other consumer	7	15	—	14	22	—
Total without a Related Allowance Recorded	30,208	34,811	—	25,040	31,302	—
Total:
Commercial real estate	3,703	4,069	—	3,546	3,811	—
Commercial and industrial	14,548	16,271	—	7,284	9,767	29
Commercial construction	3,298	4,807	268	5,464	8,132	—
Consumer real estate	9,157	10,153	10	10,488	11,378	21
Other consumer	22	31	16	41	49	27
Total	$30,728	$35,331	$294	$26,823	$33,137	$77

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables summarize average recorded investment in and interest income recognized on loans considered to be impaired for the periods presented:

	Three Months Ended
	September 30, 2018		September 30, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	2,406	37
Commercial construction	496	—	—	—
Consumer real estate	15	—	23	1
Other consumer	17	1	32	2
Total with a Related Allowance Recorded	528	1	2,461	40
Without a related allowance recorded:
Commercial real estate	3,744	41	6,415	105
Commercial and industrial	14,412	73	9,074	130
Commercial construction	2,809	61	7,140	154
Consumer real estate	9,320	112	11,149	250
Other consumer	13	—	28	—
Total without a Related Allowance Recorded	30,298	287	33,806	639
Total:
Commercial real estate	3,744	41	6,415	105
Commercial and industrial	14,412	73	11,480	167
Commercial construction	3,305	61	7,140	154
Consumer real estate	9,335	112	11,172	251
Other consumer	30	1	60	2
Total	$30,826	$288	$36,267	$679

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

	Nine Months Ended
	September 30, 2018		September 30, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	1,218	44
Commercial construction	585	—	—	—
Consumer real estate	16	1	24	1
Other consumer	21	1	35	1
Total with a Related Allowance Recorded	622	2	1,277	46
Without a related allowance recorded:
Commercial real estate	3,895	126	6,577	140
Commercial and industrial	11,567	232	11,001	164
Commercial construction	2,813	134	7,222	194
Consumer real estate	10,031	370	11,488	382
Other consumer	15	—	33	1
Total without a Related Allowance Recorded	28,321	862	36,321	881
Total:
Commercial real estate	3,895	126	6,577	140
Commercial and industrial	11,567	232	12,219	208
Commercial construction	3,398	134	7,222	194
Consumer real estate	10,047	371	11,512	383
Other consumer	36	1	68	2
Total	$28,943	$864	$37,598	$927

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables detail activity in the ALLL for the periods presented:

	Three Months Ended September 30, 2018
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$31,232	$10,874	$11,676	$5,241	$1,494	$60,517
Charge-offs	(141)	(181)	—	(487)	(425)	(1,234)
Recoveries	64	504	4	70	169	811
Net (Charge-offs)/ Recoveries	(77)	323	4	(417)	(256)	(423)
Provision for loan losses	1,735	(971)	(765)	214	249	462
Balance at End of Period	$32,890	$10,226	$10,915	$5,038	$1,487	$60,556

	Three Months Ended September 30, 2017
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$24,358	$9,256	$13,944	$5,803	$1,990	$55,351
Charge-offs	(37)	(644)	(1,453)	(101)	(425)	(2,660)
Recoveries	182	243	473	91	182	1,171
Net (Charge-offs)/ Recoveries	145	(401)	(980)	(10)	(243)	(1,489)
Provision for loan losses	472	859	1,951	(262)	(170)	2,850
Balance at End of Period	$24,975	$9,714	$14,915	$5,531	$1,577	$56,712

	Nine Months Ended September 30, 2018
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$27,235	$8,966	$13,167	$5,479	$1,543	$56,390
Charge-offs	(373)	(8,403)	(321)	(916)	(1,298)	(11,311)
Recoveries	293	985	1,134	393	393	3,198
Net (Charge-offs)/Recoveries	(80)	(7,418)	813	(523)	(905)	(8,113)
Provision for loan losses	5,735	8,678	(3,065)	82	849	12,279
Balance at End of Period	$32,890	$10,226	$10,915	$5,038	$1,487	$60,556

	Nine Months Ended September 30, 2017
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Consumer Real Estate	Other Consumer	Total Loans
Balance at beginning of period	$19,976	$10,810	$13,999	$6,095	$1,895	$52,775
Charge-offs	(2,100)	(4,041)	(2,097)	(1,957)	(1,228)	(11,423)
Recoveries	415	499	842	270	433	2,459
Net Charge-offs	(1,685)	(3,542)	(1,255)	(1,687)	(795)	(8,964)
Provision for loan losses	6,684	2,446	2,171	1,123	477	12,901
Balance at End of Period	$24,975	$9,714	$14,915	$5,531	$1,577	$56,712

Net charge-offs and provision for loan losses for the nine months ended September 30, 2018 were significantly impacted by a $5.2 million loan charge-off in the second quarter of 2018 for a commercial customer arising from a participation loan agreement with a lead bank and other participating banks. The loss resulted from fraudulent activities believed to be perpetrated by one or more executives employed by the borrower and its related entities. S&T’s total exposure consisted of the participation loan of $4.9 million and a direct exposure of $950 thousand which is secured by vehicles and equipment liens. During the third quarter of 2018, we received a $0.1 million recovery on this relationship and do not expect to incur any further charge-offs.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6. ALLOWANCE FOR LOAN LOSSES – continued

The following tables present the ALLL and recorded investments in loans by category as of the periods presented:

	September 30, 2018
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$32,890	$32,890	$3,703	$2,822,669	$2,826,372
Commercial and industrial	—	10,226	10,226	14,548	1,436,823	1,451,371
Commercial construction	268	10,647	10,915	3,298	280,485	283,783
Consumer real estate	10	5,028	5,038	9,157	1,169,582	1,178,739
Other consumer	16	1,471	1,487	22	67,520	67,542
Total	$294	$60,262	$60,556	$30,728	$5,777,079	$5,807,807

	December 31, 2017
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$27,235	$27,235	$3,546	$2,682,448	$2,685,994
Commercial and industrial	29	8,937	8,966	7,284	1,425,982	1,433,266
Commercial construction	—	13,167	13,167	5,464	378,870	384,334
Consumer real estate	21	5,458	5,479	10,488	1,180,163	1,190,651
Other consumer	27	1,516	1,543	41	67,163	67,204
Total	$77	$56,313	$56,390	$26,823	$5,734,626	$5,761,449

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
The following table indicates the amounts representing the value of derivative assets and derivative liabilities as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives not Designated as Hedging Instruments:
Interest Rate Swap Contracts - Commercial Loans
Fair value	$7,448	$3,074	$7,483	$3,055
Notional amount	247,817	263,841	247,817	263,841
Collateral received/posted	5,530	—	—	1,448
Interest Rate Lock Commitments - Mortgage Loans
Fair value	229	226	—	—
Notional amount	9,084	6,860	—	—
Forward Sale Contracts - Mortgage Loans
Fair value	61	—	—	5
Notional amount	$11,250	$—	$—	$6,580

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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets as of the dates presented:

	Derivatives (included in Other Assets)		Derivatives (included in Other Liabilities)
(dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives not Designated as Hedging Instruments:
Gross amounts recognized	$8,188	$4,974	$8,223	$4,955
Gross amounts offset	(740)	(1,900)	(740)	(1,900)
Net Amounts Presented in the Consolidated Balance Sheets	7,448	3,074	7,483	3,055
Gross amounts not offset(1)	(5,530)	—	—	(1,448)
Net Amount	$1,918	$3,074	$7,483	$1,607
(1) Amounts represent collateral received for the periods presented.
The following table indicates the gain or loss recognized in income on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts—commercial loans	$31	$9	$(55)	$25
Interest rate lock commitments—mortgage loans	(169)	(4)	3	216
Forward sale contracts—mortgage loans	99	(30)	66	10
Total Derivatives (Loss)/Gain	$(39)	$(25)	$14	$251

NOTE 8. BORROWINGS
Short-term borrowings are for terms under or equal to one year and are comprised of securities sold under repurchase agreements, or REPOs, and Federal Home Loan Bank, or FHLB, advances. All REPOs are overnight short-term investments and are not insured by the Federal Deposit Insurance Corporation, or FDIC. Securities pledged as collateral under these REPO financing arrangements cannot be sold or repledged by the secured party and, therefore, the REPOs are accounted for as secured borrowings. Mortgage-backed securities with amortized cost of $52.8 million and carrying value of $50.9 million at September 30, 2018 and amortized cost of $57.5 million and carrying value of $56.8 million at December 31, 2017 were pledged as collateral for these secured transactions. The pledged securities are held in safekeeping at the Federal Reserve. Due to the overnight short-term nature of REPOs, potential risk due to a decline in the value of the pledged collateral is low. Collateral pledging requirements with REPOs are monitored daily. FHLB advances are for various terms and are secured by a blanket lien on residential mortgages and other real estate secured loans.
Long-term borrowings are for original terms greater than one year and are comprised of FHLB advances, a capital lease and junior subordinated debt securities. Long-term FHLB advances are secured by the same loans as short-term FHLB advances. We had total long-term borrowings outstanding of $7.3 million at a fixed rate and $38.1 million at a variable rate at September 30, 2018, excluding our capital lease.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. BORROWINGS - continued

Information pertaining to borrowings is summarized in the table below as of the dates presented:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term Borrowings
Securities sold under repurchase agreements	$45,200	0.50%	$50,161	0.39%
Short-term borrowings	535,000	2.37%	540,000	1.47%
Total Short-term Borrowings	580,200	2.22%	590,161	1.38%
Long-term Borrowings
Long-term borrowings	45,434	2.39%	47,301	1.88%
Junior subordinated debt securities	45,619	4.79%	45,619	3.78%
Total Long-term Borrowings	91,053	3.59%	92,920	2.81%
Total Borrowings	$671,253	2.41%	$683,081	1.57%
We had total borrowings at September 30, 2018 and December 31, 2017 at the FHLB of Pittsburgh of $581 million and $587 million. The $581 million at September 30, 2018 consisted of $535 million in short-term borrowings and $45.4 million in long-term borrowings. Our maximum borrowing capacity with the FHLB of Pittsburgh was $2.5 billion at September 30, 2018. We utilized $746 million of our borrowing capacity at September 30, 2018 consisting of $581 million for borrowings and $165 million for letters of credit to collateralize public funds. Our remaining borrowing availability at September 30, 2018 is $1.7 billion.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Commitments
In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our allowance for unfunded commitments totaled $2.2 million at both September 30, 2018 and December 31, 2017. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The allowance for unfunded commitments is determined using a similar methodology as our ALLL methodology. The reserve is calculated by applying historical loss rates and qualitative adjustments to our unfunded commitments.
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
The following table sets forth our commitments and letters of credit as of the dates presented:

(dollars in thousands)	September 30, 2018	December 31, 2017
Commitments to extend credit	$1,430,863	$1,420,428
Standby letters of credit	72,758	80,918
Total	$1,503,621	$1,501,346
Litigation
In the normal course of business, we are subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, we believe that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

S&T BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 10. OTHER COMPREHENSIVE LOSS

The following tables present the change in components of other comprehensive loss for the periods presented, net of tax effects.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized (losses)/gains on debt securities available-for-sale (1)	$(3,521)	$748	$(2,773)	$(148)	$52	$(96)
Reclassification adjustment for net (gains)/losses on debt securities available-for-sale included in net income	—	—	—	—	—	—
Adjustment to funded status of employee benefit plans	590	(125)	465	539	(189)	350
Other Comprehensive (Loss)/Income	$(2,931)	$623	$(2,308)	$391	$(137)	$254
(1) Due to the adoption of ASU No. 2016-01, net unrealized gains on marketable equity securities were reclassified from accumulated other comprehensive income to retained earnings during the three months ended March 31, 2018. The prior period data was not restated; as such, the change in unrealized gains on marketable securities is combined with the change in net unrealized gains on debt securities for the period ended September 30, 2017.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(dollars in thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in net unrealized (losses)/gains on debt securities available-for-sale (1)	$(15,291)	$3,247	$(12,044)	$4,186	$(1,470)	$2,716
Reclassification adjustment for net (gains)/losses on debt securities available-for-sale included in net income (2)	—	—	—	(3,987)	1,400	(2,587)
Adjustment to funded status of employee benefit plans	1,913	(406)	1,507	1,617	(566)	1,051
Other Comprehensive (Loss)/Income	$(13,378)	$2,841	$(10,537)	$1,816	$(636)	$1,180
(1) Due to the adoption of ASU No. 2016-01, net unrealized gains on marketable equity securities were reclassified from accumulated other comprehensive income to retained earnings during the three months ended March 31, 2018. The prior period data was not restated; as such, the change in unrealized gains on marketable securities is combined with the change in net unrealized gains on debt securities for the period ended September 30, 2017.

(2) Reclassification adjustments are comprised of realized security gains or losses. The realized gains or losses have been reclassified out of accumulated other comprehensive income/(loss) and have affected certain lines in the Consolidated Statements of Comprehensive Income as follows: the pre-tax amount is included in securities gains/losses-net, the tax expense amount is included in the provision for income taxes and the net of tax amount is included in net income.

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
We made a $20.4 million contribution to our qualified defined benefit plan on September 7, 2018. The fair value of the plan was not re-measured for the impact of the contribution. The pension contribution was deducted on our 2017 Consolidated Federal Income Tax Return and we recognized a return to provision discrete tax benefit of $2.9 million due to the decrease in the federal statutory rate of 35 percent to 21 percent resulting from tax legislation in December 2017.
The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Components of Net Periodic Pension Cost
Interest cost on projected benefit obligation	$978	$1,025	$2,912	$3,075
Expected return on plan assets	(1,566)	(1,582)	(4,700)	(4,746)
Net amortization	512	475	1,601	1,424
Net Periodic Pension Expense	$(76)	$(82)	$(187)	$(247)
The components of net periodic pension expense are included in salaries and employee benefits on the Consolidated Statements of Comprehensive Income.
NOTE 12. QUALIFIED AFFORDABLE HOUSING PROJECTS
We invest in affordable housing projects primarily to satisfy our Community Reinvestment Act requirements. As a limited partner in these operating partnerships, we receive tax credits and tax deductions for losses incurred by the underlying properties. We use the cost method to account for these partnerships. Our total investment in qualified affordable housing projects was $6.7 million at September 30, 2018 and $8.7 million at December 31, 2017. Amortization expense, included in other noninterest expense in the Consolidated Statements of Comprehensive Income, was $0.7 million and $2.0 million for the three and nine months ended September 30, 2018 and $0.8 million and $2.3 million for the three and nine months ended September 30, 2017. The amortization expense was offset by tax credits of $0.8 million and $2.3 million for the three and nine months ended September 30, 2018 and $0.9 million and $2.6 million for the three and nine months ended September 30, 2017 as a reduction to our federal tax provision.
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
NOTE 14. SHARE REPURCHASE PLAN
On March 19, 2018, our Board of Directors authorized a $50 million share repurchase plan. This repurchase authorization, which is effective through August 31, 2019, permits us to repurchase from time to time up to $50 million in aggregate value of shares of our common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at our discretion and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and our financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares. We expect to fund any repurchases from cash on hand and internally generated funds. There were no open market repurchases under the plan during the three or nine months ended September 30, 2018.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations at and for the three and nine month periods ended September 30, 2018 and 2017. Our MD&A should be read in conjunction with our Consolidated Financial Statements and Notes. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting S&T and its future business and operations. Forward looking statements are typically identified by words or phrases such as “will likely result”, “expect”, “anticipate”, “estimate”, “forecast”, “project”, “intend”, “ believe”, “assume”, “strategy”, “trend”, “plan”, “outlook”, “outcome”, “continue”, “remain”, “potential”, “opportunity”, “believe”, “comfortable”, “current”, “position”, “maintain”, “sustain”, “seek”, “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses; cyber-security concerns; rapid technological developments and changes; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight; legislation affecting the financial services industry as a whole, and S&T, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; containing costs and expenses; reliance on significant customer relationships; general economic or business conditions; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could warrant further analysis of the carrying value of goodwill and could result in an adjustment to its carrying value resulting in a non-cash charge to net income; and re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses. Many of these factors, as well as other factors, are described in our Annual Report on Form 10-K for the year ended December 31, 2017, including Part I, Item 1A-"Risk Factors" and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made and we undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.
Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2018 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2017 under Part II, Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overview
We are a bank holding company headquartered in Indiana, Pennsylvania with assets of $7.1 billion at September 30, 2018.  We operate bank branches in Pennsylvania and Ohio and loan production offices in Pennsylvania, Ohio and New York. We provide a full range of financial services with retail and commercial banking products, cash management services and trust and brokerage services. Our common stock trades on the NASDAQ Global Select Market under the symbol “STBA.”
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
Our focus continues to be on organic loan and deposit growth and implementing opportunities to increase fee income while closely managing our operating expenses and asset quality. We are focused on executing our strategy to successfully build our brand and grow our business in all of our markets. We have benefited from recent increases in short-term interest rates and expect to benefit from any future increases. Our performance has also benefited from the Tax Cuts and Jobs Act (Tax Act) which lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Our tax expense was reduced by $2.9 million during the third quarter of 2018 due to the tax rate reduction and a tax benefit derived from a contribution to our defined benefit plan in September 2018.
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
Earnings Summary
Net income increased $8.2 million, or 35.9 percent, for the three months ended September 30, 2018 and increased $14.8 million, or 23.3 percent, for the nine months ended September 30, 2018 compared to the same periods in 2017. Net income for the three and nine months ended September 30, 2018 was $30.9 million and $78.5 million, or $0.88 and $2.24 diluted earnings per share, as compared to $22.7 million and $63.7 million, or $0.65 and $1.82 diluted earnings per share for the same periods in 2017.
The increase in net income for the three month period ended September 30, 2018 of $8.2 million was primarily due to a decrease in the provision for income taxes of $6.0 million, a decrease in the provision for loan losses of $2.4 million, an increase in net interest income of $1.8 million offset by a decrease of $1.5 million in noninterest income and an increase of $0.5 million in noninterest expense. The increase to net income for the nine month period ended September 30, 2018 of $14.8 million was primarily due to a decrease in the provision for income taxes of $11.3 million, an increase in net interest income of $6.7 million and decreases in noninterest expense of $0.9 million and the provision for loan losses of $0.6 million offset by a decrease of $4.7 million in noninterest income.
Net interest income increased $1.8 million and $6.7 million to $59.3 million and $175 million for the three and nine months ended September 30, 2018 compared to net interest income of $57.5 million and $168 million for the same periods in 2017. Average interest-earning assets decreased $49.4 million and $0.3 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017. Average interest-bearing liabilities decreased $170 million and $120 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017. Net interest margin, on a fully taxable-equivalent, or FTE, basis (non-GAAP), increased eight basis points for both periods to 3.67 and 3.63 percent in the three and nine months ended September 30, 2018 compared to 3.59 and 3.55 percent for the same periods in 2017. The increases in short-term interest rates over the past year positively impacted both net interest income and net interest margin. Net interest margin is reconciled to net interest income adjusted to an FTE basis in the "Results of Operations - Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017 - Net Interest Income" section of this MD&A.
The provision for loan losses decreased $2.4 million and $0.6 million to $0.5 and $12.3 million for the three and nine months ended September 30, 2018 compared to $2.9 million and $12.9 million for the same periods in 2017. The decreases in the provision for loan losses were mainly due to lower net charge-offs in both periods. For the three and nine months ended September 30, 2018, we had net charges-offs of $0.4 million and $8.1 million compared to net charges-offs of $1.5 million and

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

$9.0 million for the same periods in 2017. Net charge-offs for the nine months ended September 30, 2018 were significantly impacted by a $5.2 million loan charge-off in the second quarter of 2018 for a commercial customer arising from a participation loan agreement with a lead bank and other participating banks. The loss resulted from fraudulent activities believed to be perpetrated by one or more executives employed by the borrower and its related entities. Annualized net loan charge-offs to average loans were 0.03 percent and 0.19 percent for the three and nine months ended September 30, 2018 compared to 0.10 percent and 0.21 percent for the same periods in 2017. Impaired loans decreased $1.3 million to $30.7 million at September 30, 2018 compared to $32.0 million at September 30, 2017. Nonperforming loans decreased $8.8 million to $20.7 million at September 30, 2018 compared to $29.5 million at September 30, 2017.
Noninterest income decreased $1.5 million and $4.7 million to $12.0 million and $38.1 million for the three and nine months ended September 30, 2018 compared to $13.5 million and $42.8 million for the same periods in 2017. Insurance income decreased $1.2 million and $3.8 million for the three and nine month periods compared to the same periods in 2017 due to the sale of a majority interest in our insurance business in the first quarter of 2018. Net gain on the sale of securities decreased $4.0 million for the nine month period ended September 30, 2018 related to security sales during 2017. Offsetting the decrease in noninterest income for the nine month period was a $1.9 million gain on the sale of our insurance business recognized in the first quarter of 2018, higher debit and credit card fees of $0.5 million, higher services charges on deposit accounts of $0.5 million and higher wealth management fees of $0.5 million.
Noninterest expense increased $0.5 million and decreased $0.9 million to $37.1 million and $109 million for the three and nine months ended September 30, 2018 compared to $36.6 million and $110 million for the same periods in 2017. Salaries and employee benefits expenses decreased $0.6 million and $3.6 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017 due to lower incentives and fewer employees due to the sale of our insurance business in the first quarter of 2018. FDIC insurance decreased $0.4 million and $0.9 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017 due to improvements in the components used to determine the assessment. Offsetting these improvements were increases of $0.1 million and $1.7 million for other taxes for the three and nine month periods compared to the same periods in 2017 related to a state sales tax assessment. Data processing and information technology, or IT, increased $0.6 million and $0.9 million due to a recent outsourcing arrangement for certain components of the IT function.
The provision for income taxes decreased $6.0 million and $11.3 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017. Our effective tax rate decreased to 8.5 percent for the three months and 14.1 percent for the nine months ended September 30, 2018 compared to 28.1 percent and 27.5 percent for the same periods in the prior year. The decreases were primarily due to the Tax Act which lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018 and discrete tax benefits in each period. Included in the effective tax rate of 8.5 percent for the three months ended September 30, 2018 was a discrete tax benefit of $2.9 million related to a $20.4 million pension contribution. Included in the effective tax rate for the nine months ended September 30, 2018 was a discrete tax benefit of $2.2 million primarily related to our $20.4 million pension contribution offset by a $1.2 million discrete tax expense related to the sale of a majority interest of our insurance business.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles, or GAAP, in the United States, management uses, and this quarterly report references, net interest income and net interest margin on a fully taxable equivalent, or FTE, basis, which is a non-GAAP financial measure. Management believes net interest income and net interest margin on an FTE basis provides information useful to investors in understanding our underlying business, operational performance and performance trends as it facilitates comparisons with the performance of other companies in the financial services industry. Although management believes that this non-GAAP financial measure enhances investors’ understanding of our business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with non-GAAP measures which may be presented by other companies.
We believe the presentation of net interest income and net interest margin on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Consolidated Statements of Comprehensive Income is reconciled to net interest income adjusted to an FTE basis and net interest margin is adjusted to an FTE basis in the "Results of Operations - Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017 - Net Interest Income" section of this MD&A.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2018 Compared to
Three and Nine Months Ended September 30, 2017
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
The interest income on interest-earning assets and the net interest margin are presented on an FTE basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities using the federal statutory tax rate of 21 percent for the three and nine months ended September 30, 2018 and the federal statutory tax rate of 35 percent for the three and nine months ended September 30, 2017 and the dividend-received deduction for equity securities. We believe this to be the preferred industry measurement of net interest income that provides a relevant comparison between taxable and non-taxable sources of interest income.
The following table reconciles interest income per the Consolidated Statements of Comprehensive Income to net interest income and rates on an FTE basis for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Total interest income	$73,627	$66,723	$213,237	$192,787
Total interest expense	14,365	9,267	38,641	24,882
Net Interest Income per Consolidated Statements of Comprehensive Income	59,262	57,456	174,596	167,905
Adjustment to FTE basis	951	1,867	2,830	5,614
Net Interest Income on an FTE Basis (Non-GAAP)	$60,213	$59,323	$177,426	$173,519
Net interest margin	3.62%	3.48%	3.58%	3.44%
Adjustment to FTE basis	0.05%	0.11%	0.05%	0.11%
Net Interest Margin on an FTE Basis (Non-GAAP)	3.67%	3.59%	3.63%	3.55%
Income amounts are annualized for rate calculations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Average Balance Sheet and Net Interest Income Analysis (FTE)
The following tables provide information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$57,012	$303	2.13%	$53,794	$168	1.25%
Securities, at fair value(2)	680,464	4,479	2.63%	690,986	4,255	2.46%
Loans held for sale	1,571	18	4.71%	15,789	152	3.88%
Commercial real estate	2,779,019	33,668	4.81%	2,678,835	29,554	4.38%
Commercial and industrial	1,432,936	17,298	4.79%	1,404,047	15,750	4.45%
Commercial construction	291,512	3,734	5.08%	425,228	4,574	4.27%
Total Commercial Loans	4,503,467	54,700	4.82%	4,508,110	49,878	4.39%
Residential mortgage	696,267	7,517	4.30%	702,702	7,223	4.10%
Home equity	472,466	5,877	4.94%	485,501	5,354	4.37%
Installment and other consumer	66,693	1,162	6.92%	70,118	1,161	6.57%
Consumer construction	5,846	74	5.04%	4,486	51	4.49%
Total Consumer Loans	1,241,272	14,630	4.69%	1,262,807	13,789	4.34%
Total Portfolio Loans	5,744,739	69,330	4.79%	5,770,917	63,667	4.38%
Total Loans(1)(2)	5,746,310	69,348	4.79%	5,786,706	63,819	4.38%
Federal Home Loan Bank and other restricted stock	28,512	448	6.28%	30,184	348	4.61%
Total Interest-earning Assets	6,512,298	74,578	4.55%	6,561,670	68,590	4.15%
Noninterest-earning assets	496,268			510,681
Total Assets	$7,008,566			$7,072,351
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$566,579	$514	0.36%	$647,442	$406	0.25%
Money market	1,330,489	4,932	1.47%	999,892	2,200	0.87%
Savings	823,215	424	0.20%	979,767	525	0.21%
Certificates of deposit	1,310,526	5,001	1.51%	1,457,649	3,617	0.98%
Total Interest-bearing Deposits	4,030,809	10,871	1.07%	4,084,750	6,748	0.66%
Securities sold under repurchase agreements	42,183	55	0.52%	45,158	18	0.16%
Short-term borrowings	455,689	2,616	2.28%	600,893	1,975	1.30%
Long-term borrowings	45,699	272	2.36%	13,162	99	3.01%
Junior subordinated debt securities	45,619	551	4.79%	45,619	427	3.71%
Total Borrowings	589,190	3,494	2.35%	704,832	2,519	1.42%
Total Interest-bearing Liabilities	4,619,999	14,365	1.23%	4,789,582	9,267	0.77%
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	1,475,059			1,401,755
Shareholders’ equity	913,508			881,014
Total Liabilities and Shareholders’ Equity	$7,008,566			$7,072,351
Net Interest Income (2)(3)		$60,213			$59,323
Net Interest Margin (2) (3)			3.67%			3.59%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent for 2018 and 35 percent for 2017.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest-bearing deposits with banks	$56,015	$754	1.80%	$56,126	$418	0.99%
Securities, at fair value(2)	684,146	13,282	2.59%	699,150	12,918	2.46%
Loans held for sale	1,681	74	5.90%	7,734	210	3.63%
Commercial real estate	2,748,620	96,592	4.70%	2,623,360	84,559	4.31%
Commercial and industrial	1,432,133	49,485	4.62%	1,415,941	45,588	4.30%
Commercial construction	330,219	11,767	4.76%	433,748	13,030	4.02%
Total Commercial Loans	4,510,972	157,844	4.68%	4,473,049	143,177	4.28%
Residential mortgage	694,075	22,071	4.24%	700,996	21,520	4.10%
Home equity	475,450	16,852	4.74%	482,336	15,514	4.30%
Installment and other consumer	66,913	3,404	6.80%	69,401	3,377	6.51%
Consumer construction	4,749	173	4.86%	4,807	156	4.33%
Total Consumer Loans	1,241,187	42,500	4.57%	1,257,540	40,567	4.31%
Total Portfolio Loans	5,752,159	200,344	4.66%	5,730,589	183,744	4.29%
Total Loans(1)(2)	5,753,840	200,418	4.66%	5,738,323	183,954	4.29%
Federal Home Loan Bank and other restricted stock	31,277	1,613	6.88%	31,977	1,111	4.63%
Total Interest-earning Assets	6,525,278	216,067	4.43%	6,525,576	198,401	4.06%
Noninterest-earning assets	492,428			509,750
Total Assets	$7,017,706			$7,035,326
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand	$571,040	$1,320	0.31%	$643,423	$1,034	0.21%
Money market	1,259,071	12,191	1.29%	958,619	5,295	0.74%
Savings	849,558	1,289	0.20%	1,013,318	1,599	0.21%
Certificates of deposit	1,320,374	13,083	1.32%	1,439,715	10,175	0.94%
Total Interest-bearing Deposits	4,000,043	27,883	0.93%	4,055,075	18,103	0.60%
Securities sold under repurchase agreements	46,292	151	0.44%	48,031	26	0.07%
Short-term borrowings	556,017	8,304	2.00%	651,494	5,224	1.07%
Long-term borrowings	46,313	762	2.20%	13,759	305	2.96%
Junior subordinated debt securities	45,619	1,541	4.52%	45,619	1,224	3.59%
Total Borrowings	694,241	10,758	2.07%	758,903	6,779	1.19%
Total Interest-bearing Liabilities	4,694,284	38,641	1.10%	4,813,978	24,882	0.69%
Noninterest-bearing liabilities:
Noninterest-bearing liabilities	1,421,276			1,355,636
Shareholders’ equity	902,146			865,712
Total Liabilities and Shareholders’ Equity	$7,017,706			$7,035,326
Net Interest Income(2)(3)		$177,426			$173,519
Net Interest Margin(2)(3)			3.63%			3.55%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent for 2018 and 35 percent for 2017.
(3) Taxable investment income is adjusted for the dividend-received deduction for equity securities.

Net interest income on an FTE basis increased $0.9 million, or 1.5 percent, for the three months and $3.9 million, or 2.3 percent, for the nine months ended September 30, 2018 compared to the same periods in 2017. The net interest margin on an FTE basis increased eight basis points for the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increases were primarily due to higher short-term interest rates offset by the decrease in the federal corporate tax rate effective January 1, 2018, which negatively impacted the net interest margin on an FTE basis by six basis points for both the three and nine months ended September 30, 2018 compared to the same periods in 2017.
Interest income on an FTE basis increased $6.0 million, or 8.7 percent, for the three months and increased $17.7 million, or 8.9 percent, for the nine months ended September 30, 2018 compared to the same periods in 2017. The increases were primarily

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

due to higher short-term interest rates. Average loan balances decreased $40.4 million for the three months and increased $15.5 million for the nine months ended September 30, 2018 compared to the same periods in 2017. The average rate earned on loans increased 41 basis points for the three months and 37 basis points for the nine months ended September 30, 2018 compared to the same periods in 2017 due to higher short-term interest rates. Average interest-bearing deposits with banks, which is primarily cash at the Federal Reserve, remained relatively flat and the average rates earned increased 88 and 81 basis points due to higher short-term interest rates for the three and nine months ended September 30, 2018 compared to the same periods in 2017. Average investment securities decreased $10.5 million and $15.0 million and the average rate increased 17 and 13 basis points for the three and nine months ended September 30, 2018 compared to the same period in 2017. The decreases in average investment securities were due to declines in the market value of our bond portfolio. The average rates earned on the Federal Home Loan Bank (FHLB) and other restricted stock improved due to an increase in the FHLB’s quarterly dividend rate in 2018. Overall, the FTE rates on interest-earning assets increased 40 and 37 basis points for the three and nine months ended September 30, 2018 compared to the same periods in 2017.
Interest expense increased $5.1 million and $13.8 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increases were primarily due to higher short-term interest rates. Average interest-bearing deposits decreased $53.9 million and $55.0 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017. Average money market balances increased $331 million and the average rate paid increased 60 basis points for the three months and increased $300 million and 55 basis points for the nine months ended September 30, 2018 compared to the same periods in 2017 due to higher short-term interest rates. The money market balance increases are partially attributable to a shift in deposit mix, as average interest-bearing demand, savings, and certificates of deposit balances declined. The overall decline in average interest bearing deposits is favorably offset by increased average noninterest-bearing demand deposit balances of $72.7 million and $63.5 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017. Average total borrowings decreased $116 million and $64.7 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017. Over the same periods, short-term borrowings decreased $145 million and $95.5 million and the average rate paid increased 98 and 93 basis points due to higher short-term interest rates. Long-term borrowings increased $32.5 million and $32.6 million and the average rate paid decreased 65 and 76 basis points due to the addition of a long-term variable rate borrowing. Overall, the cost of interest-bearing liabilities increased 46 and 41 basis points for the three and nine months ended September 30, 2018 compared to same periods in 2017.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2018 compared to September 30, 2017			Nine Months Ended September 30, 2018 compared to September 30, 2017
(dollars in thousands)	Volume (4)	Rate (4)	Total	Volume (4)	Rate (4)	Total
Interest earned on:
Interest-bearing deposits with banks	$10	$125	$135	$(1)	$337	$336
Securities, at fair value(2)(3)	(65)	289	224	(277)	641	364
Loans held for sale	(137)	3	(134)	(164)	28	(136)
Commercial real estate	1,105	3,009	4,114	4,038	7,995	12,033
Commercial and industrial	324	1,224	1,548	521	3,376	3,897
Commercial construction	(1,438)	598	(840)	(3,110)	1,847	(1,263)
Total Commercial Loans	(9)	4,831	4,822	1,449	13,218	14,667
Residential mortgage	(66)	360	294	(212)	763	551
Home equity	(144)	667	523	(221)	1,559	1,338
Installment and other consumer	(57)	58	1	(121)	148	27
Consumer construction	15	8	23	(2)	19	17
Total Consumer Loans	(251)	1,092	841	(557)	2,489	1,932
Total Portfolio Loans	(260)	5,923	5,663	892	15,707	16,599
Total Loans (1)(2)	(397)	5,926	5,529	728	15,735	16,463
Federal Home Loan Bank and other restricted stock	(19)	119	100	(24)	526	502
Change in Interest Earned on Interest-earning Assets	$(471)	$6,459	$5,988	$426	$17,239	$17,665
Interest paid on:
Interest-bearing demand	$(51)	$159	$108	($116)	$402	$286
Money market	727	2,005	2,732	1,660	5,236	6,896
Savings	(84)	(17)	(101)	(258)	(52)	(310)
Certificates of deposit	(365)	1,749	1,384	(843)	3,751	2,908
Total Interest-bearing Deposits	227	3,896	4,123	441	9,340	9,781
Securities sold under repurchase agreements	(1)	38	37	(1)	126	125
Short-term borrowings	(477)	1,118	641	(766)	3,846	3,080
Long-term borrowings	245	(72)	173	722	(265)	457
Junior subordinated debt securities	—	124	124	—	317	317
Total Borrowings	(233)	1,208	975	(45)	4,024	3,979
Change in Interest Paid on Interest-bearing Liabilities	(6)	5,104	5,098	396	13,364	13,760
Change in Net Interest Income	$(465)	$1,355	$890	$30	$3,875	$3,905
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
Provision for Loan Losses
The provision for loan losses is the amount to be added to the allowance for loan losses, or ALLL, after considering loan charge-offs and recoveries to bring the ALLL to a level determined to be appropriate in management's judgment to absorb probable losses inherent in the loan portfolio. The provision for loan losses decreased $2.4 million and $0.6 million to $0.5 million and $12.3 million for the three and nine months ended September 30, 2018 compared to $2.9 million and $12.9 million for the same periods in 2017.
The decreases in the provision for loan losses were mainly due to lower net charge-offs in both periods. For the three and nine months ended September 30, 2018, we had net charges-offs of $0.4 million and $8.1 million compared to net charges-offs of $1.5 million and $9.0 million for the same periods in 2017. For the nine months ended September 2018, net charge-offs were significantly impacted by a $5.2 million loan charge-off in the second quarter of 2018 for a commercial customer arising from a participation loan agreement with a lead bank and other participating banks. The loss resulted from fraudulent activities

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

believed to be perpetrated by one or more executives employed by the borrower and its related entities. Annualized net loan charge-offs to average loans were 0.03 percent and 0.19 percent for the three and nine months ended September 30, 2018 compared to 0.10 percent and 0.21 percent for the same periods in 2017. Impaired loans decreased $1.3 million to $30.7 million at September 30, 2018 compared to $32.0 million at September 30, 2017. Nonperforming loans decreased $8.8 million to $20.7 million at September 30, 2018 compared to $29.5 million at September 30, 2017 primarily due to $13.2 million in payoffs and charge-offs from the year ago period.
The ALLL at September 30, 2018 was $60.6 million compared to $56.7 million at September 30, 2017. The ALLL as a percent of total portfolio loans was 1.04 percent at September 30, 2018 and 0.97 percent at September 30, 2017. The increase in the ALLL as a percent of total loans is mainly attributed to the increase in substandard commercial loans from the prior year. Refer to “Financial Condition - Allowance for Loan Losses” in this MD&A for additional information.
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net gain on sale of securities	$—	$—	$—	—%	$—	$3,987	$(3,987)	(100.0)%
Service charges on deposit accounts	3,351	3,207	144	4.5	9,765	9,218	547	5.9
Debit and credit card	3,141	3,067	74	2.4	9,487	8,952	535	6.0
Wealth management	2,483	2,406	77	3.2	7,782	7,237	545	7.5
Mortgage banking	700	872	(172)	(19.7)	2,133	2,280	(147)	(6.4)
Insurance	101	1,318	(1,217)	(92.3)	404	4,232	(3,828)	(90.5)
Gain on sale of a majority interest of insurance business	—	—	—	—	1,873	—	1,873	NM
Other	2,266	2,681	(415)	(15.5)	6,642	6,906	(264)	(3.8)
Total Noninterest Income	$12,042	$13,551	$(1,509)	(11.1)%	$38,086	$42,812	$(4,726)	(11.0)%

Noninterest income decreased $1.5 million to $12.0 million and $4.7 million to $38.1 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017. The decrease was primarily related to gains on the sales of securities in 2017 and the sale of a majority interest in S&T Evergreen Insurance, LLC in the first quarter of 2018. As a result of this sale in 2018, insurance income decreased $1.2 million for the three months ended and $3.8 million for the nine months ended September 30, 2018. Also decreasing from the year ago periods was other noninterest income of $0.4 million for the three months and $0.3 million for the nine months ended September 30, 2018 primarily related to a $0.7 million BOLI claim during the third quarter of 2017. The primary offset to these decreases was the gain of $1.9 million from the sale of a majority interest in S&T Evergreen Insurance, LLC, which occurred in the first quarter of 2018. Debit and credit card fees increased $0.1 million for the three months ended and $0.5 million for the nine months ended September 30, 2018 related to increased debit card usage and an increase in merchant revenue. Service charges on deposit accounts increased $0.1 million for the three months ended and $0.5 million for the nine months ended September 30, 2018 due to increases in fees. Wealth management fees increased $0.1 million for the three months ended and $0.5 million for the nine months ended September 30, 2018 due to improvement in market conditions.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Salaries and employee benefits	$19,769	$20,325	$(556)	(2.7)%	$57,195	$60,770	$(3,575)	(5.9)%
Data processing and information technology	2,906	2,284	622	27.2	7,610	6,670	940	14.1
Net occupancy	2,722	2,692	30	1.1	8,399	8,258	141	1.7
Furniture, equipment and software	2,005	1,890	115	6.1	6,096	5,746	350	6.1
Other taxes	1,341	1,208	133	11.0	4,928	3,268	1,660	50.8
Professional services and legal	1,181	869	312	35.9	3,120	2,868	252	8.8
Marketing	1,023	766	257	33.6	2,916	2,468	448	18.2
FDIC insurance	746	1,152	(406)	(35.2)	2,592	3,461	(869)	(25.1)
Other	5,392	5,367	25	0.5	16,174	16,451	(277)	(1.7)
Total Noninterest Expense	$37,085	$36,553	$532	1.5%	$109,030	$109,960	$(930)	(0.8)%

Noninterest expense increased $0.5 million to $37.1 million for the three months ended September 30, 2018 and decreased $0.9 million to $109 million for the nine months ended September 30, 2018 compared to the same periods in 2017. Salaries and employee benefits expense decreased $0.6 million for the three months ended and $3.6 million for the nine months ended September 30, 2018 compared to the same periods in 2017. The decreases were primarily due to lower incentive and commission costs and fewer employees mainly due to the sale of a majority of our insurance business in the first quarter 2018. FDIC insurance decreased $0.4 million for the three months ended and $0.9 million for the nine months ended September 30, 2018 compared to the same periods in 2017 due to improvements in the components used to determine the assessment. Other noninterest expense remained relatively unchanged for the three months ended but decreased $0.3 million for the nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to a decrease of $0.6 million in amortization of both our core deposit intangible asset and qualified affordable housing projects offset by an increase of $0.2 million in the reserve for unfunded loan commitments. These decreases were offset by increases in data processing and information technology of $0.6 million for the three months ended and $0.9 million for the nine months ended September 30, 2018 compared to the same periods in 2017 due to the annual increase with our third-party data processor and the recent outsourcing arrangement for certain components of our IT function. Other taxes also increased $0.1 million for the three months ended and $1.7 million for the nine months ended September 30, 2018 compared to the same periods in 2017 due to a state sales tax assessment. The increase in marketing expense of $0.3 million for the three months ended and $0.4 million in the nine months ended September 30, 2018 compared to the same periods in 2017 related to the timing of various promotions. Lastly, furniture, equipment and software expense increased $0.1 million for the three months ended and $0.4 million for the nine months ended September 30, 2018 compared to the same periods in 2017 due to technology upgrades.
Provision for Income Taxes
The provision for income taxes decreased $6.0 million and $11.3 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017. The decreases were primarily due to the Tax Act which lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Our effective tax rate decreased to 8.5 percent for the three months and 14.1 percent for the nine months ended September 30, 2018 compared to 28.1 percent and 27.5 percent for the same periods in the prior year. Included in the effective tax rate of 8.5 percent for the three months ended September 30, 2018 was a discrete tax benefit of $2.9 million related to a $20.4 million pension contribution. Included in the effective tax rate for the nine months ended September 30, 2018 was a discrete tax benefit of $2.2 million primarily related to our $20.4 million pension contribution offset by a $1.2 million discrete tax expense related to the sale of a majority interest of our insurance business.
Financial Condition
September 30, 2018
Total assets were relatively unchanged at $7.1 billion at September 30, 2018 compared to December 31, 2017. Total portfolio loans increased $46.4 million with increases primarily in the commercial loan portfolio. Commercial Real Estate, or CRE, increased $141 million and Commercial and Industrial, or C&I, increased $18.1 million offset by a decrease in commercial construction loans of $100 million. The commercial portfolio has been impacted by higher than usual loan payoffs

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

throughout 2018 and an increasingly competitive market. Securities decreased $15.8 million to $683 million at September 30, 2018 from $698 million at December 31, 2017 primarily due to an increase in the unrealized loss of the bond portfolio due to an increase in interest rates.
Our deposits were $5.5 billion at September 30, 2018 compared to $5.4 billion at December 31, 2017, an increase of $39.6 million. Customer deposits increased $15.6 million with growth in money market of $240 million and in noninterest-bearing demand accounts of $24.4 million which was offset by declines in interest-bearing demand, savings and certificates of deposit. Total brokered deposits increased $24.1 million at September 30, 2018 compared to December 31, 2017. Total borrowings decreased $11.8 million from December 31, 2017 to September 30, 2018 due to decreased funding needs.
Total shareholders’ equity increased by $35.8 million at September 30, 2018 compared to December 31, 2017. The increase was primarily due to net income of $78.5 million offset partially by dividends of $25.1 million. The $10.5 million decrease in other comprehensive loss compared to December 31, 2017 was due to a $12.0 million increase in unrealized losses on our available-for-sale investment securities and a $1.5 million decrease in the funded status of our employee benefit plans.
Securities Activity

(dollars in thousands)	September 30, 2018	December 31, 2017	$ Change
U.S. treasury securities	$9,556	$19,789	$(10,233)
Obligations of U.S. government corporations and agencies	136,984	162,193	(25,209)
Collateralized mortgage obligations of U.S. government corporations and agencies	137,660	108,688	28,972
Residential mortgage-backed securities of U.S. government corporations and agencies	26,450	32,854	(6,404)
Commercial mortgage-backed securities of U.S. government corporations and agencies	244,596	242,221	2,375
Obligations of states and political subdivisions	121,975	127,402	(5,427)
Debt Securities Available-for-Sale	677,221	693,147	(15,926)
Marketable equity securities	5,314	5,144	170
Total Securities	$682,535	$698,291	$(15,756)
We invest in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income, and as a tool of ALCO to reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to an investment policy approved annually by our Board of Directors and administered through ALCO and our treasury function. Securities decreased $15.8 million to $683 million at September 30, 2018 from $698 million at December 31, 2017 primarily due to an increase in the unrealized loss on the bond portfolio.
At September 30, 2018 our bond portfolio was in a net unrealized loss position of $13.6 million compared to a net unrealized gain position of $1.7 million at December 31, 2017. At September 30, 2018 total gross unrealized losses in the bond portfolio were $15.6 million offset by $2.0 million of gross unrealized gains, compared to December 31, 2017, when total gross unrealized gains were $5.7 million offset by gross unrealized losses of $4.0 million. Management evaluates the securities portfolio for other than temporary impairment, or OTTI, on a quarterly basis. During the nine months ended September 30, 2018 and 2017, we did not record any OTTI.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan Composition

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial
Commercial real estate	$2,826,372	48.67%	$2,685,994	46.62%
Commercial and industrial	1,451,371	24.99	1,433,266	24.88
Construction	283,783	4.89	384,334	6.67
Total Commercial Loans	4,561,526	78.55%	4,503,594	78.17%
Consumer
Residential mortgage	699,867	12.05%	698,774	12.13%
Home equity	472,451	8.13	487,326	8.46
Installment and other consumer	67,542	1.16	67,204	1.16
Construction	6,421	0.11	4,551	0.08
Total Consumer Loans	1,246,281	21.45%	1,257,855	21.83%
Total Portfolio Loans	5,807,807	100.00%	5,761,449	100.00%
Loans Held for Sale	4,207		4,485
Total Loans	$5,812,014		$5,765,934
Our loan portfolio represents our most significant source of interest income. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Total portfolio loans increased $46.4 million and remain at $5.8 billion at both September 30, 2018 and December 31, 2017. The increase was primarily due to growth in our commercial loan portfolio. CRE loans increased $141 million, or 5.2 percent, and C&I loans increased $18.1 million, or 1.3 percent, offset by a decrease of $100 million in the commercial construction loans compared to December 31, 2017. New construction loan activity was outpaced by loan payoffs and transfers to CRE upon completion of the construction period. Our commercial loan portfolio has been impacted by higher than usual loan payoffs. Consumer loans decreased $11.6 million compared to December 31, 2017 with the decrease mainly in the home equity portfolio.
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
The following tables summarize the ALLL and recorded investments in loans by category and the related ratios for the dates presented:

	September 30, 2018
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$32,890	$32,890	$3,703	$2,822,669	$2,826,372
Commercial and industrial	—	10,226	10,226	14,548	1,436,823	1,451,371
Commercial construction	268	10,647	10,915	3,298	280,485	283,783
Consumer real estate	10	5,028	5,038	9,157	1,169,582	1,178,739
Other consumer	16	1,471	1,487	22	67,520	67,542
Total	$294	$60,262	$60,556	$30,728	$5,777,079	$5,807,807

	December 31, 2017
	Allowance for Loan Losses			Portfolio Loans
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$—	$27,235	$27,235	$3,546	$2,682,448	$2,685,994
Commercial and industrial	29	8,937	8,966	7,284	1,425,982	1,433,266
Commercial construction	—	13,167	13,167	5,464	378,870	384,334
Consumer real estate	21	5,458	5,479	10,488	1,180,163	1,190,651
Other consumer	27	1,516	1,543	41	67,163	67,204
Total	$77	$56,313	$56,390	$26,823	$5,734,626	$5,761,449

	September 30, 2018		December 31, 2017
Ratio of net charge-offs to average loans outstanding	0.19%	*	0.18%
Allowance for loan losses as a percentage of total loans	1.04%		0.98%
Allowance for loan losses to nonperforming loans	292%		236%
* Annualized

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The ALLL was $60.6 million, or 1.04 percent of total portfolio loans, at September 30, 2018 compared to $56.4 million, or 0.98 percent of total portfolio loans at December 31, 2017. The increase in the ALLL of $4.2 million and the 6 basis point increase to the ALLL was primarily due to a $3.9 million increase in the reserve for loans collectively evaluated for impairment compared to December 31, 2017. Commercial special mention, substandard and doubtful loans increased $82.8 million to $284 million compared to $201 million at December 31, 2017, with an increase of $87.8 million in substandard and a decrease of $5.0 million in special mention. The increase in substandard loans from December 31, 2017 was mainly due to the receipt of updated financial information from our borrowers that resulted in the loans being downgraded. Impaired loans increased $3.9 million to $30.7 million at September 30, 2018 with an increase of $0.2 million in specific reserves compared to December 31, 2017.
During the three and nine months ended September 30, 2018 there were net loan charge-offs of $0.4 million and $8.1 million compared to net charge-offs of $1.5 million and $9.0 million for the same periods in 2017. Net charge-offs for the nine months ended September 30, 2018 were significantly impacted by a $5.2 million loan charge-off in the second quarter of 2018 for a commercial customer arising from a participation loan agreement with a lead bank and other participating banks. The loss resulted from fraudulent activities believed to be perpetrated by one or more executives employed by the borrower and its related entities. The provision for loan loss was $0.5 million and $12.3 million for the three and nine months ended September 30, 2018 compared to $2.9 million and $12.9 million for the same periods in 2017.
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

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

TDRs increased $3.3 million to $29.4 million at September 30, 2018 compared to $26.1 million at December 31, 2017. The increase is primarily due to new TDRs totaling $11.2 million in 2018, which were offset by principal reductions and charge-offs. Total TDRs of $29.4 million at September 30, 2018 included $22.2 million, or 75.7 percent, that were accruing and $7.2 million, or 24.3 percent, that were nonaccruing.
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
Our allowance for lending-related commitments is determined using a methodology similar to that used for the ALLL. Amounts are added to the allowance for lending-related commitments by a charge to current earnings through noninterest expense. The reserve is calculated by applying historical loss rates to unfunded commitments and considering qualitative factors. The allowance for unfunded loan commitments was relatively unchanged at $2.2 million at both September 30, 2018 and December 31, 2017. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(dollars in thousands)	September 30, 2018	December 31, 2017	$ Change
Nonperforming Loans
Commercial real estate	$3,443	$2,501	$942
Commercial and industrial	2,107	2,449	(342)
Commercial construction	820	1,460	(640)
Residential mortgage	4,808	3,580	1,228
Home equity	2,379	2,736	(357)
Installment and other consumer	39	62	(23)
Consumer construction	—	—	—
Total Nonperforming Loans	13,596	12,788	808
Nonperforming Troubled Debt Restructurings
Commercial real estate	1,152	967	185
Commercial and industrial	2,260	3,197	(937)
Commercial construction	408	2,413	(2,005)
Residential mortgage	1,913	3,585	(1,672)
Home equity	1,404	979	425
Installment and other consumer	6	9	(3)
Total Nonperforming Troubled Debt Restructurings	7,143	11,150	(4,007)
Total Nonperforming Loans	20,739	23,938	(3,199)
OREO	3,068	469	2,599
Total Nonperforming Assets	$23,807	$24,407	$(600)

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.36%	0.42%
Nonperforming assets as a percent of total loans plus OREO	0.41%	0.42%
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.
Nonperforming loans decreased $3.2 million to $20.7 million at September 30, 2018 compared to $23.9 million at December 31, 2017. The $3.2 million decrease in nonperforming loans was mainly due to the payoff of a commercial construction loan for $2.0 million during the first quarter of 2018. The increase in OREO of $2.6 million related to two land lots owned by us that are no longer intended to be future branch locations.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits

(dollars in thousands)	September 30, 2018	December 31, 2017	$ Change
Customer Deposits
Noninterest-bearing demand	$1,412,127	$1,387,712	$24,415
Interest-bearing demand	554,667	599,986	(45,319)
Money market	1,120,225	880,330	239,895
Savings	817,545	893,119	(75,574)
Certificates of deposit	1,159,133	1,286,988	(127,855)
Total Customer Deposits	5,063,697	5,048,135	15,562
Brokered Deposits
Interest-bearing demand	6,524	3,155	3,369
Money market	246,956	265,826	(18,870)
Certificates of deposit	150,332	110,775	39,557
Total Brokered Deposits	403,812	379,756	24,056
Total Deposits	$5,467,509	$5,427,891	$39,618

Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new deposits. Total deposits at September 30, 2018 increased $39.6 million from December 31, 2017. Total customer deposits increased $15.6 million from December 31, 2017. Noninterest-bearing demand deposits increased $24.4 million and money market deposits increased $240 million. The increase in money market deposits is related to a competitively-priced indexed product. These increases were offset by declines in interest-bearing demand deposits of $45.3 million, savings deposits of $75.6 million and certificates of deposits of $128 million. These decreases were mainly a result of migration into the indexed money market product and outflows due to repositioning by our customers. Total brokered deposits increased $24.1 million from December 31, 2017. Brokered deposits are an additional source of funds utilized by ALCO as a way to diversify funding sources, as well as manage our funding costs and structure.
Borrowings

(dollars in thousands)	September 30, 2018	December 31, 2017	$ Change
Securities sold under repurchase agreements	$45,200	$50,161	$(4,961)
Short-term borrowings	535,000	540,000	(5,000)
Long-term borrowings	45,434	47,301	(1,867)
Junior subordinated debt securities	45,619	45,619	—
Total Borrowings	$671,253	$683,081	$(11,828)
Borrowings are an additional source of funding for us. Total borrowings decreased $11.8 million from December 31, 2017 to September 30, 2018 due to reduced funding needs.

S&T BANCORP, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information pertaining to short-term borrowings is summarized in the tables below for the nine and twelve months period ended September 30, 2018 and December 31, 2017

	Securities Sold Under Repurchase Agreements
(dollars in thousands)	September 30, 2018	December 31, 2017
Balance at the period end	$45,200	$50,161
Average balance during the period	46,292	46,662
Average interest rate during the period	0.44%	0.12%
Maximum month-end balance during the period	$54,579	$53,609
Average interest rate at the period end	0.50%	0.39%

	Short-Term Borrowings
(dollars in thousands)	September 30, 2018	December 31, 2017
Balance at the period end	$535,000	$540,000
Average balance during the period	556,017	644,864
Average interest rate during the period	2.00%	1.15%
Maximum month-end balance during the period	$690,000	$734,600
Average interest rate at the period end	2.37%	1.47%
Information pertaining to long-term borrowings is summarized in the tables below for nine and twelve month periods ended September 30, 2018 and December 31, 2017.

	Long-Term Borrowings
(dollars in thousands)	September 30, 2018	December 31, 2017
Balance at the period end	$45,434	$47,301
Average balance during the period	46,313	18,057
Average interest rate during the period	2.20%	2.57%
Maximum month-end balance during the period	$47,096	$47,505
Average interest rate at the period end	2.39%	1.88%

	Junior Subordinated Debt Securities
(dollars in thousands)	September 30, 2018	December 31, 2017
Balance at the period end	$45,619	$45,619
Average balance during the period	45,619	45,619
Average interest rate during the period	4.52%	3.65%
Maximum month-end balance during the period	$45,619	$45,619
Average interest rate at the period end	4.79%	3.78%

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
Our primary funding and liquidity source is a stable customer deposit base. We believe S&T has the ability to retain existing and attract new deposits, mitigating any funding dependency on other more volatile sources. Refer to the "Financial Condition- Deposits" section of this MD&A, for additional discussion on deposits. Although deposits are the primary source of funds, we have identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to S&T include borrowing availability at the FHLB of Pittsburgh, Federal Funds lines with other financial institutions, the brokered deposit market, and borrowing availability through the Federal Reserve Borrower-In-Custody program.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate, and high. At September 30, 2018, we had $480 million in highly liquid assets, which consisted of $67.9 million in interest-bearing deposits with banks, $408 million in unpledged securities and $4.2 million in loans held for sale. This resulted in a highly liquid assets to total assets ratio of 6.8 percent at September 30, 2018. Also, at September 30, 2018, we had a remaining borrowing availability of $1.7 billion with the FHLB of Pittsburgh. Refer to Note 8: Borrowings in the Notes to Consolidated Financial Statements and the "Financial Condition- Borrowings" section of this MD&A for more details.
The following table summarizes capital amounts and ratios for S&T and S&T Bank for the dates presented:

(dollars in thousands)	Adequately Capitalized	Well- Capitalized	September 30, 2018		December 31, 2017
			Amount	Ratio	Amount	Ratio
S&T Bancorp, Inc.
Tier 1 leverage	4.00%	5.00%	$683,865	10.13%	$628,876	9.17%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	663,865	11.42%	608,876	10.71%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	683,865	11.76%	628,876	11.06%
Total capital to risk-weighted assets	8.00%	10.00%	771,575	13.27%	713,056	12.55%
S&T Bank
Tier 1 leverage	4.00%	5.00%	$644,719	9.57%	$582,929	8.52%
Common equity tier 1 to risk-weighted assets	4.50%	6.50%	644,719	11.12%	582,929	10.29%
Tier 1 capital to risk-weighted assets	6.00%	8.00%	644,719	11.12%	582,929	10.29%
Total capital to risk-weighted assets	8.00%	10.00%	732,429	12.64%	666,560	11.76%
We have filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC, which allows for the issuance of a variety of securities including debt and capital securities, preferred and common stock and warrants. We may use the proceeds from the sale of securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to subsidiaries, possible acquisitions and stock repurchases. As of September 30, 2018, we had not issued any securities pursuant to this shelf registration statement.

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
Rate shock analyses results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 and 24 months of pretax net interest income. The base case and rate shock analyses are performed on a static balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and also include management assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of loans and securities with optionality. S&T policy guidelines limit the change in pretax net interest income over 12 and 24 month horizons using rate shocks in increments of +/- 100 basis points. Policy guidelines define the percentage change in pretax net interest income by graduated risk tolerance levels of minimal, moderate and high. Throughout the extended low interest rate environment, we suspended the analyses on downward rate shocks of 300 basis points or more. We believed that the impact to net interest income when evaluating these scenarios did not provide meaningful insight into our interest rate risk position. We reinstated the -200 rate shock in September 2018 because interest rates increased enough for the scenario to become meaningful.
In order to monitor interest rate risk beyond the 24 month time horizon of rate shocks on pretax net interest income, we also perform EVE analyses. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analyses on pretax net interest income, EVE analyses incorporate management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and the behavior and value of non-maturity deposit products. S&T policy guidelines limit the change in EVE using rate shocks in increments of +/- 100 basis points. Policy guidelines define the percentage change in EVE by graduated risk tolerance levels of minimal, moderate and high. Similar to the rate shock analyses, the downward rate shocks of 300 basis points or more had been suspended due to the low interest rate environment, however, we also reinstated the -200 rate shock in September 2018.
The table below reflects the rate shock analyses results for the 1 - 12 and 13 - 24 month periods of pretax net interest income and EVE. All results are in the minimal risk tolerance level.

	September 30, 2018			December 31, 2017
	1 - 12 Months	13 - 24 Months	% Change in EVE	1 - 12 Months	13 - 24 Months	% Change in EVE
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income		% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	10.9%	13.4%	(11.2)%	5.5%	12.4%	(9.2)%
300	8.1	9.9	(5.8)	4.2	9.3	(3.6)
200	5.6	6.7	(1.7)	2.4	5.9	0.3
100	2.8	3.6	0.8	1.3	3.2	1.9
(100)	(4.3)	(5.8)	(7.0)	(3.6)	(6.5)	(8.0)
(200)	(9.1)	(12.4)	(15.7)	NA	NA	NA
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our rate shock analyses show an improvement in the percentage change in pretax net interest income in the rates up scenarios in months 1 - 12 and a decline in the rates down scenarios when comparing September 30, 2018 to December 31, 2017. In months 13 - 24, the percentage change in pretax net interest income improved in both the rates up and the rates down scenarios when comparing September 30, 2018 and December 31, 2017. These changes are mostly due to model enhancements. All rate shock analyses for both the 1 - 12 and 13 - 24 month periods continue to remain within minimal risk tolerance levels.
Our EVE analyses show a decline in the percentage change in EVE in the rates up scenarios and an improvement in the rates down scenario when comparing September 30, 2018 to December 31, 2017. The changes are mainly a result of deposit valuation enhancements and the change in value of our core deposits.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2018.
Previously Disclosed Material Weakness
As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2017, management identified a material weakness in our internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness was due to a control deficiency that existed related to the inconsistent assessment of internally assigned risk ratings, which is one of several factors used to estimate the allowance for loan losses. In some instances where performing borrowers had experienced a deteriorating financial position or cash flows, our internal Loan Review Department relied upon credit risk mitigants, including guarantor support and/or more recent borrower financial performance when that information did not adequately support the loan risk rating.
Remediation of Previously Disclosed Material Weakness
As previously disclosed, we have provided additional training internally and improved our documentation to strengthen the support for the judgments applied to risk rating conclusions by our internal Loan Review Department. Additionally, an independent third-party completed an engagement that encompassed a review of our loan review policies, procedures and processes, as well as an in-depth examination of judgments supporting risk rating conclusions. Based on the remediation performed by us and the conclusions reached by the independent third-party, Management has concluded that the material weakness described above and first disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 has been remediated as of September 30, 2018.

S&T BANCORP, INC. AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES - continued
Changes in Internal Control Over Financial Reporting
There have been no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above under "Remediation of Previously Disclosed Material Weakness".

S&T BANCORP, INC. AND SUBSIDIARIES

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 1, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2018, the Board of Directors of S&T authorized a $50 million share repurchase plan. This purchase authorization, which is effective through August 31, 2019, permits S&T to repurchase from time to time up to $50 million in aggregate value of shares of S&T's common stock through a combination of open market and privately negotiated repurchases. The specific timing, price and quantity of repurchases will be at the discretion of S&T and will depend on a variety of factors, including general market conditions, the trading price of the common stock, legal and contractual requirements and S&T’s financial performance. The repurchase plan does not obligate S&T to repurchase any particular number of shares. S&T expects to fund any repurchases from cash on hand and internally generated funds. As of September 30, 2018, there were no purchases under the plan and no other purchases of S&T common stock by S&T or an affiliated purchaser.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 is formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheet at September 30, 2018 and Audited Consolidated Balance Sheet at December 31, 2017, (ii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2018 and 2017, (iii) Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months ended September 30, 2018 and 2017, (iv) Unaudited Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2018 and 2017 and (v) Notes to Unaudited Consolidated Financial Statements.
Filed herewith

S&T BANCORP, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&T Bancorp, Inc. (Registrant)

October 31, 2018	/s/ Mark Kochvar
Mark Kochvar Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)